Form 10-K/A
period 1994-10-31
HURCO COMPANIES INC
filed 1995-02-27
CIK 315374

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K/A

                               AMENDMENT No. 1 to
                 ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended October 31, 1994


Commission File
No. 0-9143



                             HURCO COMPANIES, INC.


Form 10-K for the fiscal year ended October 31, 1994, dated January 26, 1995, is hereby amended for Part III, Items 10, 11, 12 and 13. No other items are being amended.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          HURCO COMPANIES, INC.


February 27, 1995                        By:      /S/  ROGER J. WOLF
                                                   ------------------

                                                   Roger J. Wolf
                                                   Senior Vice President,
                                                   Secretary, Treasurer
                                                   and Chief Financial Officer

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS OF THE REGISTRANT

The following information sets forth the name of each director, his age, tenure as a director, principal occupation and business experience for the last five years:


                                                                  SERVED AS A
NAME                                        AGE                 DIRECTOR SINCE

Hendrik J. Hartong, Jr.                      55                       1986

Andrew L. Lewis IV                           38                       1988

Brian D. McLaughlin                          52                       1987

E. Keith Moore                               72                       1990

Richard T. Niner                             55                       1986

O. Curtis Noel                               59                       1993

Charles E. Mitchell Rentschler               55                       1986



Hendrik J. Hartong, Jr. has been a general partner of Brynwood Management, the general partner of Brynwood Partners Limited Partnership, since 1984. Mr. Hartong has also served as Chairman of the Board of Air Express International Corporation since 1985.

Andrew L. Lewis IV has served as Chief Executive Officer of KRR Partners, L.P. since July 1993. Beginning in 1990, Mr. Lewis has also been a consultant for USPCI of Pennsylvania, Inc. From 1988 to 1990, he was Chief Executive Officer of Environmental Management Service. From 1984 to 1989, he was Vice-President of Lewis, Eckert, Robb & Company. Mr. Lewis is also a director of Air Express International Corporation.

Brian D. McLaughlin has been President and Chief Executive Officer of the Company since December 1987. From 1982 to 1987, he was employed as President and General Manager of various divisions of Ransburg Corporation. From 1965 to 1982, he was employed in general management and marketing management positions with Eaton Corporation.

E. Keith Moore has served as President of Hurco International, Inc., a subsidiary of the Company since April 1988. Beginning in 1984, he has served in a variety of advisory capacities relating to the operations of the Company. Mr. Moore is also a director of Met-Coil Systems Corporation.

Richard T. Niner has been a general partner of Brynwood Management, the general partner of Brynwood Partners Limited Partnership, since 1984. Mr. Niner is also a director of Air Express International Corp. and Arrow International, Inc.

Charles E. Mitchell Rentschler has served as President and Chief Executive Officer of The Hamilton Foundry & Machine Co. since 1985.


THE EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding the executive officers of the Company appears on page 11 of Part I of Form 10-K as originally filed.


COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

Section 16(a) of the Securities Exchange Act of 1934, requires the Company's directors and executive officers, and persons who own more than ten percent (10%) of the Company's common stock, to file initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company with the Securities and Exchange Commission.

To the Company's knowledge, based solely upon a review of copies of such reports furnished to the Company during and pertaining to its most recent fiscal year, and certain written representations, all Section 16(a) filings applicable to the Company's officers, directors and greater than ten percent (10%) beneficial owners were made on a timely basis except for one late report related to a stock sale transaction for Mr. Michael E. Seall, a former executive officer.

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION

The following table sets forth all compensation paid or accrued during each of the last three fiscal years to the Chief Executive Officer and each of the other most highly compensated executive officers of the Company, based on compensation earned during fiscal 1994 (the "Named Executive Officers"):

                           Summary Compensation Table
                                                                        LONG-TERM
                                       ANNUAL COMPENSATION             COMPENSATION     All Other
Name and              Fiscal    Salary     Bonus      Other Annual        Stock       Compensation
Principal Position     Year      ($)      ($)<F1>    Compensation ($) Option Awards<F2>  ($)<F3>
- - - - ------------------    ------   -------    --------   ----------------  --------------- -----------
Brian D. McLaughlin    1994    220,000       -0-            -0-          70,000<F4>       2,302
President and CEO      1993    220,000       -0-            -0-            -0-            3,036
                       1992    216,923       -0-            -0-          15,000           3,193

Roger J. Wolf          1994    135,000      7,000        $16,308<F5>      7,000           1,934
Sr. VP, Secretary      1993     98,654<F6>  5,000<F7>       -0-          25,000<F7>         872
Treasurer and CFO


- - - - ---------------------------

<F1>
Represents cash bonuses earned and paid in the subsequent year, other than specified below.

<F2>
Represents options granted under the stock option plan related to the prior year's performance, other than specified below. The Company has not granted any Stock Appreciation Rights (SARs).

<F3>
Represents the Company's contribution to the 401-K Retirement Plan under the Company matching program.

<F4>
Represents options granted under the stock option plan to replace options that had expired during the fiscal year.

<F5>
Represents amounts reimbursed during the fiscal year for the payment of taxes related to relocation expenses.

<F6>
Represents  compensation  for January 25, 1993  through  October 31,1993.

<F7>
Represents guaranteed bonus and options granted under the stock option plan in connection with initial employment.


STOCK OPTIONS


The following table sets forth information related to options granted to the Named Executive Officers during the 1994 fiscal year. The Company has not granted any Stock Appreciation Rights (SARs):

                     Option Grants During 1994 Fiscal Year

                                              INDIVIDUAL GRANTS                 Potential
                                                                              Realizable Value
                                      % of Total                             at Assumed Annual
                                        Options                              Rates of Stock
                                       Grantd to                            Price Apprec. for
                          Number        Emp. in    Exercise                    Option Term <F8>
                         Options        Fiscal      Price     Expiration    --------------------
Name                    Granted<F9>      Year       ($/SH)       Date        5%($)        10%($)
- - - - ----                    ----------     --------     ------    ----------    ------        ------

Brian D. McLaughlin       70,000        40.1%        $2.50     06/10/04    $109,900     $278,600

Roger J. Wolf              7,000         4.1%        $2.50     06/10/04    $ 10,990     $ 27,860



- - - - ----------------------------

<F8>
The potential realizable value illustrates value that might be realized upon the exercise of the options immediately prior to the expiration of their terms, assuming the specified compounded rates of appreciation on the Company's common stock from the date of grant through the term of the options. These numbers do not take into account provisions that may result in termination of the options following termination of employment or the vesting periods of three years.

<F9>
Options may be exercised in three equal annual installments, or parts thereof, commencing on the first anniversary date of the grant.


The following table sets forth information related to options exercised during the 1994 fiscal year and options held at fiscal year-end by the Named Executive
Officers.  The Company does not have any outstanding Stock  Appreciation  Rights
(SARs):

     Aggregated Option Exercises in Fiscal 1994 and Year-End Option Values

                                                                          Value of
                                                  Number of              Unexercised
                                             Securities Underlying      In-the-Money
                         Shares               Unexercised Option         Options at
                      Acquired on   Value        at FY-end (#)         FY-end ($)<F11>
                        Exercise  Realized     Exer-     Unexer-       Exer-    Unexer-
Name                       (#)     ($)<F10>   cisable    cisable     cisable   cisable
- - - - ----                    --------  ---------   -------    -------     -------   ---------

Brian D. McLaughlin        --         --       18,000     87,000        --      $100,660

Roger J. Wolf              --         --        5,000     27,000        --      $ 10,066


- - - - -----------------------------------------

<F10>
Value is calculated based on the closing market price of the common stock on the date of exercise less the option exercise price.

<F11>
The closing price for the Company's common stock on October 31, 1994, was $3.938.

COMPENSATION OF DIRECTORS

Each director who is not an employee of the Company receives a fee of $1,000 for each meeting of the Board of Directors attended, and each such director also receives $3,000 per quarter. Directors are also entitled to receive reimbursement for travel and other expenses incurred in attending such meetings. Employee directors receive no fees. Mr. Niner received annual compensation of $72,000 for his services as Chairman of the Executive Committee of the Board of Directors. Directors are also eligible to receive stock options in amounts specified in the Plan.

EMPLOYMENT CONTRACTS

Brian D. McLaughlin entered into an employment contract on December 14, 1987. The contract term is month-to-month. Mr McLaughlin's salary and bonus arrangements are set annually by the Board of Directors. Other compensation, such as stock option grants, is awarded periodically at the discretion of the Board of Directors. As part of that contract, Mr. McLaughlin is entitled to 12 months' salary if his employment is terminated for any reason other than gross misconduct.

Roger J. Wolf entered into an employment contract on January 8, 1993. The contract term is unspecified. Mr. Wolf's salary and bonus arrangements are set annually by the Board of Directors. Other compensation, such as stock option grants, is awarded periodically at the discretion of the Board of Directors. As part of that contract, Mr. Wolf is entitled to 12 months' salary if his employment as Senior Vice President and Chief Financial Officer is terminated without just cause.


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

During fiscal 1994, the members of the Compensation Committee were Hendrik J. Hartong, Jr., Andrew L. Lewis IV and Charles E. Mitchell Rentschler. None of the Committee members are an officer or employee of the Company or any of its subsidiaries or a former officer or director. Mr. Hartong and Mr. Lewis are directors of Air Express International (AEI). Mr. Hartong is also a general partner of Brynwood Management, which is the general partner of Brynwood Partners Limited Partnership, which has substantial ownership interest AEI. AEI provides freight forwarding and shipping services for the Company. The cost of these freight services are negotiated on an arms-length basis and amounted to $323,000 for the fiscal year ended October 31, 1994. None of the Committee members are involved in any other relationships requiring disclosure as an interlocking oficer/director.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information as of January 20, 1995, regarding beneficial ownership of common stock by each director and named executive officer, by all directors and executive officers as a group, and by certain other beneficial owners of more than 5%. Each such person has sole voting and investment power with respect to such securities, except as otherwise noted:

                                                       SHARES BENEFICIALLY OWNED
NAME AND ADDRESS                                         NUMBER         PERCENT

                            OTHER BENEFICIAL OWNERS
Brynwood Partners Limited Partnership                 1,390,001            25.7%
Two Soundview Avenue
Greenwich, Connecticut  06830

Wellington Management Co.                               475,700 <F12>       8.8%
75 State Street
Boston, Massachusetts  02109

The TCW Group, Inc.                                     371,000             6.9%
865 South Figueroa Street
Los, Angeles, California 90017

                        DIRECTORS AND EXECUTIVE OFFICERS

Hendrik J. Hartong, Jr.                               1,408,481 <F13>      26.0%
                                                                <F14>
                                                                <F15>

Andrew L. Lewis IV                                       12,500 <F14>       0.2%

Brian D. McLaughlin                                      53,200 <F16>       1.0%
                                                                <F17>

E. Keith Moore                                           44,390 <F18>       0.8%
                                                                <F19>

Richard T. Niner                                      1,415,301 <F13>      26.1%
                                                                <F14>

O. Curtis Noel                                            5,000 <F14>       0.1%

Charles E. Mitchell Rentschler                           17,500 <F20>       0.3%

Roger J. Wolf                                            11,500 <F22>       0.2%

Executive officers and directors                      1,614,171 <F13>      29.8%
as a group (11 persons)                                         <F21>







<F12>
Wellington Management Co. (WMC), a registered investment advisor, is deemed to have beneficial ownership of 475,700 shares of the Company's stock, which is owned by various advisory clients of WMC. WMC has no voting power for 105,700 shares and shared voting power for 370,000. WMC has shared investment power for all shares.

<F13>
Includes the shares owned by Brynwood Partners Limited Partnership, of which the sole general partner is Brynwood Management, a general partnership. Mr. Hartong and Mr. Niner are general partners of Brynwood Management and accordingly may be deemed to have beneficial ownership of these shares. These shares have shared voting and investing power.

<F14>
Includes 5,000 shares subject to options that are exercisable within 60 days.

<F15>
Includes 100 shares owned by Mr. Hartong's wife, as to which shares he may be deemed to have beneficial ownership. Also, includes 3,000 shares that have shared voting and investment power.

<F16>
Includes 25,000 shares subject to options held by Mr. McLaughlin that are exercisable within 60 days; excludes 90,000 shares subject to options that are not exercisable within the next 60 days.

<F17>
Includes 2,100 shares owned by Mr. McLaughlin's wife and children, as to which shares he may be deemed to have beneficial ownership.

<F18>
Includes 8,600 shares subject to options held by Mr. Moore that are exercisable within 60 days; excludes 2,400 shares subject to option that are not exercisable within the next 60 days.

<F19>
Includes 1,320 shares owned by Mr. Moore's wife and children, as to which shares he may be deemed to have beneficial ownership.

<F20>
Includes 5,000 shares owned by Mr. Rentschler's wife, as to which he may be deemed to have beneficial ownership.

<F21>
Includes 100,500 shares subject to options that are exercisable  within 60 days.

<F22>
Includes 10,000 shares subject to options that are exercisable within 60 days; excludes 37,000 shares subject to options that are not exercisable within the next 60 days.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company and Air Express International (AEI) are related parties because Brynwood Partners Limited Partnership holds a substantial ownership interest in both companies. AEI provides freight forwarding and shipping services for the Company. The cost of these freight services are negotiated on an arms length basis and amounted to $323,000 for the year ended October 31, 1994.