Form 10-Q
period 1995-01-31
HURCO COMPANIES INC
filed 1995-03-15
CIK 315374

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q



                QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended                                 Commission File
       January 31, 1995                                             No. 0-9143


                             HURCO COMPANIES, INC.


State of Incorporation                                         IRS Employer ID
       Indiana                                                  No. 35-1150732

                          Address of Principal Office:

                               One Technology Way
                          Indianapolis, Indiana 46268

                           Telephone: (317) 293-5309






Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to the filing requirements for at least the past 90 days:
                                            Yes  X   No
                                               ----    -----



Shares of common stock outstanding as of February 26, 1995:          5,415,682



Total pages:    9

                             HURCO COMPANIES, INC.
                    January 1995 Form 10-Q Quarterly Report


                               Table of Contents



                         Part I - Financial Information



                                                                        Page
Item 1.       Condensed Financial Statements

              Consolidated Statement of Operations -
                  Three months ended January 31, 1995 and 1994........... 3

              Consolidated Balance Sheets -
                  As of January 31, 1995 and October 31, 1994............ 4

              Consolidated Statements of Cash Flows -
                  Three months ended January 31, 1995 and 1994........... 5

              Notes to Consolidated Financial Statements................. 6


Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations........................ 7



                          Part II - Other Information


Item 6.       Exhibits and Reports on Form 8-K........................... 9


Signatures............................................................... 9

                         PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS



                             HURCO COMPANIES, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                     (In thousands, except per-share data)



                                                Three Months Ended January 31,
                                                  1995                 1994
                                                         (Unaudited)

Sales and service fees ........................   $18,872            $18,579

Cost of sales and service .....................    14,214             15,135
                                                  -------            -------

 Gross profit .................................     4,658              3,444


 Selling, general and administrative expenses .     4,246              4,745
                                                   ------             ------

 Operating income (loss) ......................       412             (1,301)

 Interest expense .............................      (904)              (830)

 Other, net ...................................        19                (37)
                                                   ------             ------

      Income (loss) before income taxes ......       (473)            (2,168)

 Income tax expense (benefit) .................        --                 --
                                                   -------             ------

 Net Income (loss) ............................   $  (473)           $(2,168)
                                                   =======            =======


Earnings (loss) per common share...............   $  (.09)           $  (.40)
                                                   =======            =======


Weighted average common shares outstanding..........5,415              5,434
                                                   =======            =======




The accompanying notes are an integral part of the consolidated financial statements.

                             HURCO COMPANIES, INC.
                           CONSOLIDATED BALANCE SHEET
                             (Dollars in thousands)



                                                  January 31,       October 31,
                                                      1995              1994
ASSETS                                            (Unaudited)         (Audited)
Current assets:
      Cash and cash equivalents ...................  $  1,039          $  1,101
      Accounts receivable .........................    14,555            14,555
      Inventories .................................    27,077            26,341
      Other .......................................     1,247             1,099
                                                     --------          --------
          Total current assets ....................    43,918            43,096
                                                     --------          --------

 Property and equipment ...........................    11,449            11,887
 Other assets .....................................     4,483             4,575
                                                     --------          --------
                                                     $ 59,850          $ 59,558
                                                     ========          ========


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable ..................................   $ 7,293           $ 8,438
Accrued expenses ..................................     7,633             8,403
Current portion of long-term debt .................     1,039               144
                                                      -------           -------
    Total current liabilities .....................    15,965            16,985
                                                      -------           -------
Non-current liabilities
Long-term debt ....................................    36,523            34,669
Other long-term obligations .......................       556               576
                                                      -------           -------
                                                       37,079            35,245
                                                      -------           -------

Shareholders' equity:
 Common stock: no par value; $.10 stated value per
   share; 7,500,000 shares authorized; and 5,415,682
   and 5,413,682 shares issued , respectively ......      542               541
 Additional paid-in capital ........................   45,549            45,546
 Accumulated deficit ...............................  (35,148)          (34,676)
 Foreign currency translation adjustment ...........   (4,137)           (4,083)
                                                      -------           -------
     Total shareholders' equity ....................    6,806             7,328
                                                      -------           -------
                                                    $  59,850         $  59,558
                                                    =========         =========


The accompanying notes are an integral part of the consolidated financial statements.

                             HURCO COMPANIES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Dollars in thousands)

                                                  Three Months Ended January 31,
                                                        1995             1994
                                                              (Unaudited)
Cash flows from operating activities:
 Net income (loss) ................................    $  (473)        $(2,168)
 Adjustments to reconcile net income (loss) to net
 cash provided by (used for) operating activities:
   Depreciation and amortization ..................        643             777
   Change in assets and liabilities:
     (Increase) decrease in accounts receivable ...       (114)         (1,581)
     (Increase) decrease in inventories ...........       (922)          4,317
     Increase (decrease) in accounts payable ......     (1,141)         (1,074)
     Increase (decrease) in accrued expenses ......       (688)           (820)
     Other ........................................        107            (508)
                                                       -------         -------
     Net cash provided by (used for) operating
      activities                                        (2,588)         (1,057)
                                                       -------         -------

Cash flows from investing activities:
 Proceeds from sale of equipment ..................         --              97
 Purchases of property and equipment ..............        (84)           (125)
 Software development costs .......................       (223)           (157)
 Other ............................................         12              --
                                                        -------         -------
         Net cash provided by (used for) investing
          activities............................          (295)           (185)
                                                        -------         -------

Cash flows from financing activities:
 Net short-term (repayment) borrowings ............        --              383
 Proceeds from long-term borrowings ...............     13,328           2,413
 Repayment of long-term borrowings ................    (10,539)           (973)
 Proceeds from issuance of common stock under options        4              --
                                                       -------          -------
     Net cash provided by (used for) financing
      activities...................................      2,793           1,823
                                                       -------           ------

Effect of exchange rate changes on cash............         28              30
                                                        ------          -------
         Net increase (decrease) in cash...........        (62)            611

Cash and cash equivalents at beginning of year.....      1,101           1,486
                                                       -------          -------

Cash and cash equivalents at end of year........... $    1,039      $    2,097
                                                      =========       =========

The accompanying notes are an integral part of the consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   GENERAL

The condensed financial information as of January 31, 1995 and 1994 is unaudited but includes all adjustments that the Company considers necessary for a fair presentation of financial position, results of operations and cash flows. It is suggested that those condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended October 31, 1994.

2.   EARNINGS PER SHARE

Earnings per share of common stock are based on the weighted average number of common shares outstanding. No effect has been given to options outstanding under the Company's Stock Option Plan as no dilution would result from their exercise.


3.   ACCOUNTS RECEIVABLE

The allowance for doubtful accounts was $1,029,000 as of January 31, 1995 and $1,046,000 as of October 31, 1994.


4.   INVENTORIES

Inventories, priced at the lower of cost (first-in, first-out method), or market are summarized below (in thousands):

                                           January 31,       October 31,
                                              1995              1994
                                           -----------       -----------

   Purchased parts and sub-assemblies      $   17,657        $  15,252
   Work-in-Process                              3,656            3,929
   Finished Goods                               5,764            7,160
                                           -----------       ----------
                                           $   27,077        $  26,341
                                           ===========       ==========


5.   DEBT AGREEMENTS

In fiscal 1994, the Company entered into (1) a new bank credit facility to replace the Company's previous bank credit facilities, amendments to its bank term loan and amendments to its foreign credit authorization and (2) an amended and restated agreement governing the Company's senior notes.

Effective January 31, 1995, the bank and senior note agreements were amended to change the maturity date of the credit facilities and the due date of installment payments required for the term loan and senior notes from January 31, 1996 to February 1, 1996. Accordingly, this debt is classified as long-term in the accompanying balance sheet.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

First Quarter Ended January 31, 1995 Compared to First Quarter Ended January 31, 1994:

Sales for the first quarter of fiscal 1995 were slightly above those for the corresponding quarter of fiscal 1994. European revenues, which accounted for 37% of total sales in the first quarter of fiscal 1995, increased $2.2 million over those in the 1994 period, principally due to increased shipments in Germany. Domestic revenues declined $1.9 million during the 1995 first quarter from the level reported for the corresponding period of 1994, due to the discontinuance of the Company's older line of machine tool products and the limited availability for shipment of finished quantities of its new machine tool line (which was introduced domestically in the fourth quarter of 1994). However, strong demand for the Company's new family of machine tools, controls and related software products resulted in a 50% increase in domestic machine tool orders, which, along with an improved economic environment in Europe, resulted in a 33% increase in total worldwide bookings during the 1995 first quarter as compared with the corresponding 1994 period. As a result, the Company's backlog at January 31, 1995 was $10.7 million, an increase of 52.1% from the $7.0 million backlog at October 31, 1994.

Cost of sales and services for the first quarter of 1995 were $921,000 (6%) below those for the first quarter of 1994, resulting in a gross profit margin of 24.7% in the 1995 period compared to 18.5% for the 1994 period. The improving gross profit margins reflect cost reductions achieved through the Company's two-year restructuring program, as well as the transition to higher margin products.

Selling, general and administrative expenses for the first quarter of 1995 decreased $499,000 (10.5%) from those for the comparable 1994 period as a result of previously implemented reductions in facilities and personnel.

As a result of improvements in gross margins, and the reduction in selling, general and administrative expenses, the Company had operating income of $412,000 for the first quarter of fiscal 1995 as contrasted with an operating loss of $1.3 million in the comparable 1994 period and an operating profit of $266,000 during the fourth quarter of fiscal 1994.

Interest  expense for the first quarter of fiscal 1995  increased 8.9% over that reported for the first quarter of fiscal 1994, despite a decrease of approximately $2.0 million in average borrowings, due to increases in the rates and amortization of the fees paid under the Company's amended credit agreements as well as increases in the reference rate used to calculate interest charges on its revolving credit facilities.

LIQUIDITY AND CAPITAL RESOURCES

The Company used net cash of $2.6 million for operating activities for the quarter ended January 31, 1995 primarily because of an increase in inventories and an anticipated seasonal reduction in accounts payable and accrued expenses. The increase in inventories of $736,000 was due to a temporary build up of machine tool controls and other components in connection with the Company's continuing transition to subcontracting of manufacturing operations and its conversion to a new hardware platform for its CNC controls. Inventory levels are expected to decrease during the remainder of fiscal 1995. The resulting working capital increase was funded by $2.8 million of net borrowings over the period from October 31, 1994 to January 31, 1995.

As of January 31, 1994, the Company had unutilized credit facilities of $2.4 million available for either direct borrowings or commercial letters of credit. Management believes that available borrowings under the credit facilities, along with net cash provided from future operations, will be sufficient to maintain adequate liquidity during fiscal 1995.

As of January 31, 1995, the Company had long-term debt of $37.6 million. Under the terms of the Company's agreements with its lenders, substantially all of the debt will be payable on February 1, 1996. It is management's goal to refinance this indebtedness prior to its scheduled maturity, but there is no assurance that such a refinancing can be accomplished or that the terms thereof would be acceptable to the Company.

                          PART II - OTHER INFORMATION




Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      Exhibits:  None.

                  (b)      Reports on Form 8-K:  None






                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                     HURCO COMPANIES, INC.



                                                 By: /s/ Roger J. Wolf
                                                    ------------------------
                                                    Roger J. Wolf
                                                    Senior Vice President and
                                                    Chief Financial Officer



                                                 By: /s/ Thomas L. Brown
                                                    ------------------------

                                                    Thomas L. Brown
                                                    Corporate Controller and
                                                    Principal Accounting Officer



March 10, 1994