Form 10-Q
period 1995-04-30
HURCO COMPANIES INC
filed 1995-06-14
CIK 315374

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended                                  Commission File
    April 30, 1995                                                No. 0-9143


                             HURCO COMPANIES, INC.


State of Incorporation                                          IRS Employer ID
      Indiana                                                    No. 35-1150732

                          Address of Principal Office:

                               One Technology Way
                          Indianapolis, Indiana 46268

                           Telephone: (317) 293-5309






Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to the filing requirements for at least the past 90 days: Yes X No
                                               ---  ---




        Shares of common stock outstanding as of May 31, 1995: 5,418,442

                             HURCO COMPANIES, INC.
                     April 1995 Form 10-Q Quarterly Report


                               TABLE OF CONTENTS



                         PART I - FINANCIAL INFORMATION




Item 1.  Condensed Financial Statements

         Consolidated Statement of Operations -
            three and six months ended April 30, 1995 and 1994

         Consolidated Balance Sheet
            as of April 30, 1995 and October 31, 1994

         Consolidated Statement of Cash Flows -
            three and six months ended April 30, 1995 and 1994

         Notes to Consolidated Financial Statements


Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations




                          PART II - OTHER INFORMATION



Item 1. Legal Proceedings


Item 6. Exhibits and Reports on Form 8-K


Signatures

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS



                             HURCO COMPANIES, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS
                     (In thousands, except per-share data)


                                    Three Months Ended       Six Months Ended
                                         April 30,              April 30,
                                    ------------------       ----------------
                                       1995        1994          1995     1994
                                       ----        ----          ----     ----

SALES AND SERVICE FEES .........     $20,687      $16,209      $39,559  $34,788

COST OF SALES AND SERVICE ......      15,298       12,831       29,512   27,966
                                    --------     --------     --------  -------

     GROSS PROFIT ..............       5,389        3,378       10,047    6,822


SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES.........       4,616        4,402        8,862    9,147
                                       -----        -----        -----    -----

     OPERATING INCOME (LOSS)....         773       (1,024)       1,185   (2,325)

INTEREST EXPENSE................        (974)        (793)      (1,878)  (1,623)

OTHER, NET......................         (38)          31          (19)      (6)
                                        -----       -----        -----     -----

  INCOME (LOSS) BEFORE INCOME TAXES.    (239)      (1,786)        (712)  (3,954)

INCOME TAX EXPENSE (BENEFIT)....          --           --           --       --
                                        -----       -----        -----    -----

NET INCOME (LOSS)...............     $  (239)    $ (1,786)     $  (712) $(3,954)
                                     ========    =========     ======== ========

EARNINGS (LOSS)
     PER COMMON SHARE...........     $  (.04)    $   (.33)     $ (.13)   $ (.73)
                                     ========    ========      =======   =======


WEIGHTED AVERAGE COMMON
     SHARES OUTSTANDING.........       5,417        5,403        5,416    5,401
                                       =====        =====        =====    =====

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

                             HURCO COMPANIES, INC.
                           CONSOLIDATED BALANCE SHEET
                             (Dollars in thousands)


                                                           April 30, October 31,
                                                              1995        1994
ASSETS
CURRENT ASSETS:
 Cash and cash equivalents ...................            $    929     $  1,101
 Accounts receivable .........................              15,520       14,555
 Inventories .................................              26,448       26,341
 Other .......................................               1,236        1,099
                                                          --------     --------
     Total current assets ....................              44,133       43,096
                                                          --------     --------

PROPERTY AND EQUIPMENT .......................              11,216       11,887
OTHER ASSETS .................................               4,416        4,575
                                                          --------     --------
                                                          $ 59,765     $ 59,558
                                                          ========     ========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable ..........................            $  8,412     $  8,438
   Accrued expenses ..........................               7,525        8,403
   Current portion of long-term debt .........               5,195          144
                                                          --------     --------
       Total current liabilities .............              21,132       16,985
                                                          --------     --------

 NON-CURRENT LIABILITIES
  Long-term debt .............................              31,408       34,669
  Other long-term obligations ................                 567          576
                                                          --------     --------
                                                            31,975       35,245
                                                          --------     --------

SHAREHOLDERS' EQUITY:
Preferred stock:  $100 par value per share;
  40,000 shares authorized; no shares issued.
Common stock: no par value; $.10 stated value per
  share; 7,500,000 shares authorized; 5,418,442
  and 5,413,682 shares issued, respectively .....              542          541
Additional paid-in capital ......................           45,556       45,546
Accumulated deficit .............................          (35,388)     (34,676)
Foreign currency translation adjustment .........           (4,052)      (4,083)
                                                            -------      -------
    Total shareholders' equity ..................            6,658        7,328
                                                           -------      -------
                                                          $ 59,765      $59,558
                                                           =======      =======

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

                             HURCO COMPANIES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Dollars in thousands)

                                          Three Months Ended    Six Months Ended
                                               April 30,           April 30,
                                           ---------------       ---------------
                                           1995        1994      1995      1994
                                           ----        ----      ----      ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss.............................   $(239)   $(1,786)  $ (712)   $(3,954)
   Adjustments to reconcile net loss to
   net cash provided by (used for)
   operating activities:
Depreciation and amortization ..........      671       804     1,314     1,581
(Inc) dec in accounts receivable .......     (689)    2,542      (803)      961
(Inc) dec in inventories ...............      845     1,691       (77)    6,008
Inc (dec) in accounts payable ..........    1,084       371       (57)     (703)
Inc (dec) in accrued expenses ..........     (261)     (911)     (949)   (1,731)
Other ..................................      247        28       354      (480)
                                           ------    ------    ------    ------
NET CASH PROVIDED BY (USED FOR)
OPERATING ACTIVITIES ...................    1,658     2,739      (930)    1,682
                                            -----     -----     -----     -----

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of equipment ........      --        207        --       304
Purchase of property and equipment .....     (148)     (139)     (232)     (264)
Software development costs .............     (261)     (154)     (484)     (311)
Other ..................................     (153)       --      (140)       --
                                             -----     -----     -----     -----
     NET CASH PROVIDED BY (USED FOR)
     INVESTING ACTIVITIES...............     (562)      (86)     (856)     (271)
                                             -----      -----    -----     -----

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net short term borrowings (repayment).      (4)     (451)       (2)      (69)
   Proceeds from long-term borrowings ...  24,946     1,850    38,272     4,263
   Repayment of long-term borrowings .... (26,009)   (4,480)  (36,548)   (5,453)
   Proceeds from issuance of common stock
   under options.........................       7        18        11        18
                                          -------    -------   -------   ------
     NET CASH PROVIDED BY (USED FOR)
     FINANCING ACTIVITIES................  (1,060)   (3,063)    1,733    (1,241)
                                           -------   -------   -------   -------

EFFECT OF EXCHANGE RATE CHANGES ON CASH..    (146)      (81)      119       (50)
                                            ------    -------   -------   ------

     NET INCREASE (DECREASE) IN CASH.....    (110)      (491)    (172)      120

CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD..............................   1,039      2,097    1,101     1,486
                                            -----      -----    -----     -----
CASH AND CASH EQUIVALENTS AT END OF PERIOD.$  929   $  1,606   $  929   $ 1,606
                                           ======   ========  =======   =======

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   GENERAL

The condensed financial information as of April 30, 1995 and 1994 is unaudited but includes all adjustments which the Company considers necessary for a fair presentation of financial position, results of operations and cash flows. It is suggested that those condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended October 31, 1994.

2.   HEDGING

The Company enters into foreign currency contracts periodically to provide a hedge against the effect of foreign currency fluctuations on receivables denominated in foreign currencies and net investments in foreign subsidiaries. Gains and losses related to these contracts are recorded in the same manner as the offsetting gains and losses related to the items being hedged.

The Company also enters into foreign currency exchange contracts to hedge certain firm purchase and sale commitments denominated in foreign currencies (primarily pound sterling and German marks). The purpose of these instruments is to protect the Company from the risk that the U.S. dollar net cash inflows resulting from the sale of products to foreign customers will be adversely affected by changes in exchange rates. Gains and losses on these hedge contracts are deferred and recognized as an adjustment of the cost of the related sales transactions.

As of April 30, 1995, the U.S. dollar equivalent notional value of outstanding foreign currency contracts was approximately $10.5 million. Deferred losses related to hedges of future sales transactions was approximately $120,000. Contracts outstanding at April 30, 1995, mature at various times through November 3, 1995. Counterparties to these agreements are major financial institutions.

3.   EARNINGS PER SHARE

Earnings per share of common stock are based on the weighted average number of common shares outstanding. No effect has been given to options outstanding under the Company's Stock Option Plan as no dilution would result from their exercise for the operating periods presented.

4.   ACCOUNTS RECEIVABLE

The allowance for doubtful accounts was $1,093,000 as of April 30, 1995 and $1,046,000 as of October 31, 1994.

5.   INVENTORIES

Inventories, priced at the lower of cost (first-in, first-out method), or market are summarized below (in thousands):
                                             APRIL 30, 1995    OCTOBER 31, 1994
                                             --------------    ----------------
      Purchased parts and sub-assemblies       $   18,244         $  15,252
      Work-in-Process                               3,528             3,929
      Finished Goods                                4,676             7,160
                                               ----------         ---------
                                               $   26,448         $  26,341
                                               ==========         =========

6.   DEBT AGREEMENTS

Under the terms of the senior notes and bank term notes, principal installment payments of $5.1 million become due and payable on or before February 1, 1996. These amounts are classified as current liabilities as of April 30, 1995 in the accompanying balance sheet.

As of May 31, 1995, the bank and senior note agreements were amended to extend the maturity date of the bank credit facilities from February 1, 1996 to May 1, 1996 and to extend the modification of the financial debt covenants required for the senior notes from January 31, 1996 to April 30, 1996. Accordingly, the amounts payable under the bank credit facilities and installment payments due subsequent to April 30, 1996, are classified as long-term debt in the accompanying balance sheet.

In June, 1995, the Company obtained from its principal bank, a discretionary, supplemental $2 million letter of credit authorization to support the Company's increased machine tool sourcing capacity in the third and fourth quarters of fiscal 1995. The supplemental facility is intended to provide for certain supplier shipments through September 30, 1995 and will expire on January 31, 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED APRIL 30, 1995 COMPARED TO THREE MONTHS ENDED APRIL 30, 1994

Sales for the second quarter of fiscal 1995 were $4.5 million, or 28%, above sales for the second quarter of fiscal 1994. Improvements in the availability of machine tool products generated $3.9 million of that sales increase. Strong worldwide demand for the Company's machine tools resulted in a 62% increase in total new orders booked during the second quarter as compared with the corresponding 1994 period. As a result, the Company's backlog at April 30, 1995 was $16.0 million, an increase of 50% from the $10.7 million backlog at January 31, 1995.

In the United States, sales for the second quarter of 1995 increased $1.8 million over 1994. Machine tools sales increased $1.2 million because of availability of, and demand for, the Company's new "Advantage" series product line; control sales increased approximately $600,000 primarily due to greater demand for the Autobend products. Machine tool orders for the second quarter of 1995 were 70% higher than the same period one year ago.

European revenues, which accounted for 32% of total sales in the quarter compared to 24% for the prior year quarter, increased $2.7 million over those in 1994. Approximately $600,000 of the increase represents the favorable foreign exchange effect when translating sales made in European currencies to U.S. dollars. The balance of the increase resulted from continued strengthening of the economies in both the United Kingdom and Germany and enhanced product availability. Machine tool orders for the second quarter of 1995 were 56% higher than the same 1994 period.

Cost of sales and services for the second quarter of 1995 were $2.5 million above those for the second quarter of 1994, resulting in a gross profit margin of 26.1% in the 1995 period compared to 20.8% for the 1994 period and to 24.7% in the first quarter of 1995. The improving gross profit margins reflect cost reductions achieved as well as the transition to higher margin products and the benefits of favorable foreign exchange rates with respect to foreign sales.

Selling, general and administrative expenses for the second quarter of 1995 increased 5% from those for the comparable 1994 period. Over two-thirds of the increase resulted from the foreign exchange effect of translating European currencies.

Because of higher revenues and improvement in the gross profit margin, the Company had operating income of $773,000 for the second quarter of 1995 compared to an operating loss of $1.0 million in the same quarter of 1994.

Interest expense for the second quarter increased 23% over the amount reported in 1994 due to increases in interest rates and amortization of the fees paid under the Company's amended credit agreements.

The Company manages its foreign currency exposure through the use of negotiated currency risk sharing arrangements with certain foreign vendors with whom it has significant purchase commitments, and through the use of foreign currency contracts as described in Note 2 to the Consolidated Financial Statements. The results of the program achieved management's objectives for the three months ended April 30, 1995 and 1994.

SIX MONTHS ENDED APRIL 30, 1995 COMPARED TO SIX MONTHS ENDED APRIL 30, 1994

Sales for the first half of fiscal 1995 were $4.8 million, or 14%, above the sales level for the same period of fiscal 1994. Substantially all of that increase was the result of strengthening European economies and improved machine tool product availability in Europe. Approximately $1.3 million of the increase represents the favorable foreign exchange effect when translating sales made in European currencies to U.S. dollars.

Continuing strong demand for the Company's new family of machine tools, controls and related software products resulted in a 47% increased in total worldwide new orders booked during the six-month period of 1995 compared to the corresponding period of 1994.

Cost of sales and services for the first half of 1995 were $1.5 million above the same period of 1994, resulting in a gross profit margin of 25.4% for the period compared to 19.6% for the 1994 period. The improved gross profit margins reflect cost reductions achieved along with the transition to higher margin products and the benefits of favorable foreign exchange rates with respect to foreign sales.

Selling, general and administrative expenses for the first half of 1995 decreased approximately $300,000, or 3%, from the comparable 1994 period. The total improvement of approximately $600,000 resulting from previously implemented reductions in operating expenses was offset by approximately $300,000 of unfavorable foreign exchange effect when translating expenses of foreign operations to U.S. dollars.

The Company had operating income of $1.2 million for the first six months of 1995 compared to the $2.3 million operating loss for the 1994 period because of the improvements in revenues and gross profit margins combined with the operating expense reductions.

Interest expense for the first half of fiscal 1995 was approximately $250,000 higher than the same 1994 period despite a decrease of approximately $1.3 million in average borrowings due to increases in the interest rates and amortization of the fees paid under the Company's amended credit agreement.

The Company manages its foreign currency exposure through the use of negotiated currency risk sharing arrangements with certain foreign vendors with whom it has significant purchase commitments, and through the use of foreign currency contracts as described in Note 2 to the Consolidated Financial Statements. The results of the program achieved management's objectives for the six months ended April 30, 1995 and 1994.

LIQUIDITY AND CAPITAL RESOURCES

Total debt was reduced $1.1 million during the quarter ended April 30, 1995 through the application of cash provided by operations.

Working capital was $23.0 million at April 30, 1995 compared to $26.1 million at October 31, 1994. The decrease is due to the classification of $5.1 million of term debt payable on, or before, February 1, 1996 as current liabilities. As of May 31, 1995, the bank and senior note agreements were amended to extend the maturity date of the bank credit facilities from February 1, 1996 to May 1, 1996 and to extend the modification of the financial covenants required for the senior notes from January 31, 1996 to April 30, 1996. It is management's goal to refinance this debt prior to its scheduled maturity. Preliminary discussions have been held with the Company's lenders and specific refinancing plans are expected to be developed during the last six months of fiscal 1995. There is no assurance that such a refinancing will be accomplished or that the terms thereof would be acceptable to the Company. Failure to either refinance the debt prior to its maturity date or negotiate an additional extension would result in the Company being in default under its loan agreements.

As of April 30, 1995, the Company had unutilized credit facilities of $2.7 million available for either direct borrowings or commercial letters of credit. In June, 1995, the Company obtained from its principal bank, a discretionary, supplemental $2 million letter of credit authorization to support the Company's increased machine tool sourcing capacity in the third and fourth quarters of fiscal 1995.

The Company believes that cash flow from operations over the next twelve months will be sufficient to meet working capital requirements. This expectation is based upon increased shipment levels, consistent with increased order rates and increased availability of machine tool and control products, along with the continued reduction of certain inventories related to discontinued product models and excess parts. Management believes that net cash provided by future operations, along with available borrowings under the credit facilities will be sufficient to maintain liquidity for the twelve-month period ended April 30, 1996.

                          PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

In the matter of Stamatio et. al. vs. Hurco Companies, Inc. et. al., on April 25, 1995, the plaintiff filed a motion in the United States District Court for the Southern District of Indiana requesting that Chief Judge Sarah Evans Barker reconsider her dismissal of the case, or in the alternative, to alter the judgment to a "without prejudice dismissal". The Company intends to vigorously oppose the plaintiff's motion.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

              (a)   Exhibits:  None.

              (b)   Reports on Form 8-K

                    1.     The  Company  filed a Form  8K/A on  April  13,  1995
                           reporting    clarifications    of   the   change   in
                           Registrant's independent accountant in July 1994.

                    2. The Company filed a Form 8K on April 26, 1995 reporting the dismissal of a class action shareholder lawsuit against the Company.


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             HURCO COMPANIES, INC.


                                             By:   /S/ ROGER J. WOLF
                                                   Roger J. Wolf
                                                   Senior Vice President and
                                                   Chief Financial Officer


                                             By:   /S/ THOMAS L. BROWN
                                                   Thomas L. Brown
                                                   Corporate Controller and
                                                   Principal Accounting Officer


June 14, 1995