Form 10-Q
period 1995-07-31
HURCO COMPANIES INC
filed 1995-09-14
CIK 315374

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended                                   Commission File
    July 31, 1995                                                   No. 0-9143


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
                                                    Yes  X   No





Shares of common stock outstanding as of August 28, 1995     5,418,842

                             HURCO COMPANIES, INC.
                      July 1995 Form 10-Q Quarterly Report


                               TABLE OF CONTENTS



                         PART I - FINANCIAL INFORMATION




Item 1.       Condensed Financial Statements

              Consolidated Statement of Operations -
                  three and nine months ended July 31, 1995 and 1994

              Consolidated Balance Sheet
                  as of July 31, 1995 and October 31, 1994

              Consolidated Statement of Cash Flows -
                  three and nine months ended July 31, 1995 and 1994

              Notes to Consolidated Financial Statements


Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations




                          PART II - OTHER INFORMATION



Item 1.       Legal Proceedings

Item 4.       Submission of Matters to a Vote of Security Holders

Item 6.       Exhibits and Reports on Form 8-K


Signatures

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                             HURCO COMPANIES, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS
                     (In thousands, except per-share data)


                                        Three Months Ended     Nine Months Ended
                                             July 31,              July 31,
                                             --------              --------
                                         1995        1994       1995        1994
                                         ----        ----       ----        ----

SALES AND SERVICE FEES ...........   $ 22,764   $ 17,144    $ 62,323   $ 51,932

Cost of sales and service ........     16,778     13,324      46,290     41,290
                                     --------   --------    --------   --------

     GROSS PROFIT ................      5,986      3,820      16,033     10,642


Selling, general and
administrative expenses ..........      4,558      4,325      13,420     13,472
                                     --------   --------    --------   --------

     OPERATING INCOME (LOSS) .....      1,428       (505)      2,613     (2,830)

Interest expense .................        980        843       2,858      2,466

Other, net .......................         20       (133)         39       (127)
                                     --------   --------    --------   --------

Income (loss) before income taxes.        428     (1,215)       (284)    (5,169)

Income tax expense (benefit)......         --         --          --         --
                                     --------   ---------   --------   --------

NET INCOME (LOSS).................   $    428   $ (1,215)   $   (284)  $ (5,169)
                                     ========   =========   =========  =========

EARNINGS (LOSS)
     PER COMMON SHARE.............   $    .08   $   (.22)   $   (.05)  $   (.96)
                                     ========   ==========  =========  =========


WEIGHTED AVERAGE COMMON
     SHARES OUTSTANDING...........      5,518      5,413       5,417      5,405
                                        =====      =====       =====       =====



The accompanying notes are an integral part of the consolidated financial statements.

                             HURCO COMPANIES, INC.
                           CONSOLIDATED BALANCE SHEET
                             (Dollars in thousands)


                                                        July 31,     October 31,
                                                         1995            1994
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents .................      $    1,155      $   1,101
     Accounts receivable .......................          15,886         14,555
     Inventories ...............................          26,007         26,341
     Other .....................................           1,044          1,099
                                                         -------        -------
         Total current assets ..................          44,092         43,096
                                                         -------        -------

PROPERTY AND EQUIPMENT ...............                    10,961         11,887
OTHER ASSETS .........................                     4,632          4,575
                                                         -------        -------
                                                      $   59,685      $  59,558
                                                      ==========      =========


LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable ..............................  $    8,965      $   8,438
     Accrued expenses ..............................       7,800          8,403
     Current portion of long-term debt .............       5,195            144
                                                         -------        -------
         Total current liabilities .................      21,960         16,985
                                                         -------        -------

NON-CURRENT LIABILITIES
     Long-term debt ................................      30,129         34,669
     Other long-term obligations ...................         562            576
                                                         -------        -------
                                                          30,691         35,245
                                                         -------        -------

SHAREHOLDERS' EQUITY:
     Preferred stock:  $100 par value per share;
       40,000 shares authorized; no shares issued.
     Common stock: no par value; $.10 stated value per
       share; 7,500,000 shares authorized; 5,418,642
       and 5,413,682 shares issued, respectively......       542            541
     Additional paid-in capital.......................    45,556         45,546
     Accumulated deficit..............................   (34,960)       (34,676)
     Foreign currency translation adjustment..........    (4,104)        (4,083)
                                                         --------       -------
         Total shareholders' equity...................     7,034          7,328
                                                         -------        ------
                                                      $   59,685      $  59,558
                                                      ==========      =========


The accompanying notes are an integral part of the consolidated financial statements.

                             HURCO COMPANIES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Dollars in thousands)
                                                                    Three Months Ended            Nine Months Ended
                                                                         July 31,                      July 31,
                                                                         --------                      --------
                                                                     1995         1994            1995          1994
                                                                     ----         ----            ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)..........................................   $     428    $  (1,215)        $  (284)    $  (5,169)
   Adjustments to reconcile net income (loss) to net
   cash provided by (used for) operating activities:
     Depreciation and amortization............................         586          808           1,900         2,389
     (Increase) decrease in accounts receivable...............        (326)         175          (1,129)        1,136
     (Increase) decrease in inventories.......................         442       (1,342)            365         4,666
     Increase (decrease) in accounts payable..................         563        2,339             506         1,636
     Increase (decrease) in accrued expenses..................         273          277            (676)       (1,454)
     Other....................................................         172           89             526          (391)
                                                                       ---           --             ---          ----
       NET CASH PROVIDED BY (USED FOR)
       OPERATING ACTIVITIES...................................       2,138        1,131           1,208         2,813
                                                                     -----        -----           -----         -----

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of equipment............................          35           44              35           348
   Purchase of property and equipment.........................        (210)        (292)           (442)         (556)
   Software development costs.................................        (545)        (116)         (1,029)         (427)
   Other......................................................         107         (250)            (34)         (250)
                                                                     -----        -----           -----         -----
     NET CASH PROVIDED BY (USED FOR)
     INVESTING ACTIVITIES.....................................        (613)        (614)         (1,470)         (885)
                                                                      ----         -----         ------          ----
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net short term borrowings (repayment)......................          --          (39)             (2)         (108)
   Proceeds from long-term borrowings ........................      10,864        3,338          49,136         7,601
   Repayment of long-term borrowings .........................     (12,133)      (3,996)        (48,681)       (9,449)
   Proceeds from issuance of common stock
   under options..............................................          --           11              11            29
                                                                     -----        -----           -----         -----
     NET CASH PROVIDED BY (USED FOR)
     FINANCING ACTIVITIES.....................................      (1,269)        (686)            464        (1,927)
                                                                    -------       -----           -----         -----

EFFECT OF EXCHANGE RATE CHANGES ON CASH.......................         (30)        (165)           (148)         (215)
                                                                     -----        -----           -----         -----

NET INCREASE (DECREASE) IN CASH...............................         226         (334)             54          (214)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD..............         929        1,606           1,101         1,486
                                                                     -----        -----           -----         -----

CASH AND CASH EQUIVALENTS AT END OF PERIOD....................   $   1,155    $   1,272        $  1,155     $   1,272
                                                                 =========    =========        ========     =========

The accompanying notes are an integral part of the consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   GENERAL

The condensed financial information as of July 31, 1995 and 1994 is unaudited but includes all adjustments which the Company considers necessary for a fair presentation of its financial position at those dates and its results of operations and cash flows for the three months and nine months then ended. It is suggested that those condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended October 31, 1994.

2.   HEDGING

The Company enters into foreign currency forward exchange contracts periodically to provide a hedge against the effect of foreign currency fluctuations on receivables denominated in foreign currencies and net investments in foreign subsidiaries. Gains and losses related to these contracts are recorded in the same manner as the offsetting gains and losses related to the items being hedged.

The Company also enters into foreign currency forward exchange contracts to hedge certain firm intercompany sale commitments denominated in foreign currencies (primarily pound sterling and German marks) for which the Company has firm purchase commitments. The purpose of these instruments is to protect the Company from the risk that the U.S. dollar net cash inflows resulting from the sales denominated in foreign currencies will be adversely affected by changes in exchange rates. Gains and losses on these hedge contracts are deferred and recognized as an adjustment of the cost of the related sales transactions.

As of July 31, 1995, the U.S. dollar equivalent notional amount of outstanding foreign currency forward exchange contracts was approximately $11.7 million of which $11.0 million related to firm intercompany sales commitments. Deferred losses related to hedges of these future sales transactions were approximately $48,000. Contracts outstanding at July 31, 1995, mature at various times through December 29, 1995. Counterparties to these agreements are major financial institutions.

3.   EARNINGS PER SHARE

Earnings per share of common stock are based on the weighted average number of common shares outstanding, which includes the effects of outstanding stock options computed using the treasury method. Such common stock equivalents totaled 99,000 for the three months ended July 31, 1995. Fully diluted earnings per share are the same as primary earnings per share for this period. No effect has been given to options outstanding under the Company's Stock Option Plan for the three months ended July 31, 1994 or the nine months ended July 31, 1995 and 1994 as no dilution would result from their exercise for the operating periods presented.

4.   ACCOUNTS RECEIVABLE

The allowance for doubtful accounts was $1,127,000 as of July 31, 1995 and $1,046,000 as of October 31, 1994.

5.   INVENTORIES

Inventories, priced at the lower of cost (first-in, first-out method), or market are summarized below (in thousands):

                                                 JULY 31, 1995  OCTOBER 31, 1994
                                                 -------------  ----------------

Purchased parts and sub-assemblies ...............   $16,803        $15,252
Work-in-Process ..................................     3,131          3,929
Finished Goods ...................................     6,073          7,160
                                                     -------        -------
                                                     $26,007        $26,341
                                                     =======        =======

 6.  DEBT AGREEMENTS

Under the terms of the senior notes and bank term notes, principal installment payments of $5.1 million will become due and payable on or before February 1, 1996. These amounts are classified as current liabilities as of July 31, 1995 in the accompanying balance sheet.

Effective as of July 31, 1995, the bank and senior note agreements were amended to extend the maturity date of the bank credit facilities from May 1, 1996 to November 1, 1996 and to modify the financial debt covenants applicable to both the bank and senior note agreements during the period from May 1, 1996 to October 31, 1996. Accordingly, the amounts payable under the bank credit facilities and installment payments due subsequent to July 31, 1996, are classified as long-term debt in the accompanying balance sheet. Under the agreements, as amended, Adjusted Net Worth (tangible net worth, exclusive of foreign currency translation adjustments) must be no less than $6.5 million at July 31, 1996 and $7.0 million at October 31, 1996. Additionally, total consolidated indebtedness may not exceed 4.5 times Adjusted Net Worth at July 31, 1996 and 4.0 times at October 31, 1996.

In June 1995, the Company obtained from its principal bank a discretionary, supplemental $2 million letter of credit facility to support the Company's increased machine tool sourcing needs in the third and fourth quarters of fiscal 1995. The supplemental facility is intended to facilitate purchases from subcontractors through September 30, 1995 and will expire on January 31, 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED JULY 31, 1995 COMPARED TO THREE MONTHS ENDED JULY 31, 1994

Consolidated sales for the third quarter of fiscal 1995 increased $5.6 million, or 33%, over sales for the third quarter of fiscal 1994. The growth in sales reflects the strong market demand for and increased availability for shipment of machine tool products, as well as significant improvement in economic conditions in Europe. Strong worldwide demand for the Company's products resulted in total new orders booked of $24.5 million during the third fiscal quarter, an increase of 41% compared with the corresponding 1994 period. As a result, the Company's backlog at July 31, 1995 was $17.8 million, an increase of 11% from the $16.0 million backlog at April 30, 1995.

Sales in the United States and export sales to Asia for the third quarter of 1995 increased $2.0 million, or 16%, over the comparable 1994 period. Of this increase, $1.6 million was attributable to increased sales of machine tools into Asia as well as availability of, and demand for, the Company's new "Advantage" series product line. Sales of control products increased approximately $400,000, or 13%, primarily due to greater demand for Autocon Technology's "Delta" series of CNC control products. New domestic orders for machine tool products in the third quarter of 1995 were 77% higher than in the same period one year ago. Machine tool orders from Asia approximated $1 million in the third quarter of fiscal 1995 compared to none in the prior year period.

European sales, which accounted for 37% of total sales in the 1995 third quarter compared to 28% for the corresponding quarter in 1994, increased $3.6 million, or 74%, over those in the 1994 period. Approximately $885,000 of the increase represents the favorable foreign exchange effect when translating sales made in European currencies to U.S. dollars. Sales measured in local currencies increased 56% over the 1994 third quarter due primarily to continued strengthening of European economies as well as enhanced product availability. In addition, the Company's new "Advantage" Series product line was introduced in Europe during the third quarter of 1995. European machine tool orders for the third quarter of 1995 were 28% higher than the same 1994 period.

Cost of sales and services for the third quarter of 1995 were $3.5 million above those for the third quarter of 1994, resulting in a gross profit margin of 26.3% in the 1995 period compared to 22.3% for the 1994 period. The improved gross profit margin reflects cost reductions previously achieved as well as the transition to higher margin products and the benefits of favorable foreign exchange rates.

Selling, general and administrative expenses for the third quarter of 1995 increased 5% from those for the comparable 1994 period. Over 75% of the increase resulted from the foreign exchange effect of translating European currencies. Selling, general and administrative expenses, as a percentage of sales, were 20% in the 1995 fiscal third quarter compared to 25% in the prior year quarter.

Because of higher sales and improvement in the gross profit margin, the Company had operating income of $1.4 million for the third quarter of 1995 compared to an operating loss of $505,000 in the same quarter of 1994.

Interest expense for the third quarter increased 16% over the amount reported in 1994 due to increases in interest rates and amortization of the fees paid under the Company's amended credit agreements. The credit agreements also provide for a contingent fee (not to exceed approximately $650,000 in the aggregate) payable to the Company's lenders based on the amount, if any, by which the Company's actual gross profit exceeds defined amounts in fiscal years 1995 through 1997. A small portion of this fee was earned and accrued in the third quarter of 1995. It is likely that a substantial portion, if not all, of the balance of the fee will be earned and accrued over the fourth quarter of 1995 and the first quarter of fiscal 1996.

The Company manages its foreign currency exposure through the use of foreign currency forward exchange contracts as described in Note 2 to the Consolidated Financial Statements. The Company also limits its currency risk related to significant purchase commitments with certain foreign vendors through price adjustment agreements which share or limit the effect of currency fluctuations on the cost of purchased product. The results of the program achieved management's objectives for the three months ended July 31, 1995 and 1994.



NINE MONTHS ENDED JULY 31, 1995 COMPARED TO NINE MONTHS ENDED JULY 31, 1994

Sales for the first nine months of fiscal 1995 were $10.4 million, or 20%, above the sales level for the same period of fiscal 1994. A substantial portion of that increase was the result of strengthening economic conditions in Europe and improved machine tool product availability in Europe. Approximately $2.0 million of the increase represents the favorable foreign exchange effects of translating sales made in European currencies to U.S. dollars. Sales in the United States and export sales to Asia increased approximately 5% for the fiscal year-to-date primarily on the strength of the third quarter performance.

Strong demand for the Company's new family of machine tools, controls and related software products resulted in $73.1 million of worldwide new order bookings in the first nine months of fiscal 1995, a 45% increase compared to the corresponding period of 1994.

Cost of sales and services for the first nine months of 1995 were $5.0 million above the same period of 1994, resulting in a gross profit margin of 25.7% for the period compared to 20.5% for the 1994 period. The improvement in the gross profit margin reflects cost reductions previously achieved as well as the transition to higher margin products and the benefits of favorable foreign exchange rates.

Selling, general and administrative expenses for the first nine months of 1995 decreased slightly from the comparable 1994 period. The total improvement of approximately $470,000 resulting from previously implemented reductions in operating expenses was offset by approximately $420,000 of unfavorable foreign exchange effects of translating expenses dominated in foreign currencies to U.S. dollars.

The Company had operating income of $2.6 million for the first nine months of 1995 compared to a $2.8 million operating loss for the 1994 period because of the improvements in its sales and gross profit margin.

Interest expense for the first nine months of fiscal 1995 was approximately $390,000 higher than the same 1994 period, despite a decrease of approximately $840,000 in average borrowings, due to increases in the interest rates and fees under the Company's amended credit agreement. The credit agreements also provide for a contingent fee (not to exceed approximately $650,000 in the aggregate) payable to the Company's lenders based on the amount, if any, by which its actual gross profit exceeds defined amounts in fiscal years 1995 through 1997. A small portion of this fee was earned and accrued in the third quarter of 1995. It is likely that a substantial portion, if not all, of the balance of the fee will be earned and accrued over the fourth quarter of fiscal 1995 and the first quarter of fiscal 1996.

The Company manages its foreign currency exposure through the use of foreign currency forward exchange contracts as described in Note 2 to the Consolidated Financial Statements. The Company also limits its currency risk related to significant purchase commitments with certain foreign vendors through price adjustment agreements which share or limit the effect of currency fluctuations on the cost of purchased product. The results of the program achieved management's objectives for the nine months ended July 31, 1995 and 1994.

LIQUIDITY AND CAPITAL RESOURCES

Total debt was reduced $1.3 million during the quarter ended July 31, 1995 through the application of cash provided by operations.

Working capital was $22.0 million at July 31, 1995 compared to $26.1 million at October 31, 1994. The decrease is primarily attributable to the classification as current liabilities of $5.1 million of term debt payable on or before February 1, 1996. Effective as of July 31, 1995, the bank and senior note agreements were amended to extend the maturity date of the bank credit facilities from May 1, 1996 to November 1, 1996 and to modify the financial covenants applicable to both the bank and senior note agreements from May 1, 1996 to October 31, 1996. Under the agreements, as amended, Adjusted Net Worth (tangible net worth, exclusive of foreign currency translation adjustments) must be no less than $6.5 million at July 31, 1996 and $7.0 million at October 31, 1996. Additionally, total consolidated indebtedness may not exceed 4.5 times Adjusted Net Worth at July 31, 1996 and 4.0 times at October 31, 1996. Adjusted Net Worth was $6.9 million as of July 31, 1995.

As of July 31, 1995, the Company had unutilized credit facilities of $5.8 million available for either direct borrowings or commercial letters of credit. In June 1995, the Company obtained from its principal bank a discretionary, supplemental $2 million letter of credit facility to support the Company's increased machine tool sourcing needs in the third and fourth quarters of fiscal 1995.

Management believes that net cash provided by future operations, along with available borrowings under the credit facilities will be sufficient to maintain liquidity for the next twelve months. However, the Company will need to refinance its outstanding bank debt or obtain additional letter of credit facilities during the first half of fiscal 1996 to provide for additional working capital requirements, if any, that may be necessary to fund increased levels of shipments. It is management's goal to refinance its outstanding bank debt during the first half of fiscal 1996. Although preliminary discussions have been held with the Company's lenders, there is no assurance that such a refinancing can be accomplished on terms acceptable to the Company. Failure to either refinance the bank debt prior to maturity or to negotiate a further extension of maturity would result in the Company being in default under its credit agreements.

                          PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

In the matter of Stamatio et. al. vs. Hurco Companies, Inc. et. al, on July 18, 1995, Chief Judge Sarah Evans Barker denied plaintiff's motion to reconsider the Court's earlier dismissal of the case.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company's Annual Meeting of Shareholders held on May 23, 1995, the following individuals were elected to the Board of Directors:

                                     AFFIRMATIVE          NEGATIVE     ABSTAINED
                                        VOTES               VOTES         VOTES
Hendrik J. Hartong, Jr ............      4,914,895            555         69,048
Andrew L. Lewis IV ................      4,913,940          1,510         69,048
Brian D. McLaughlin ...............      4,910,676          4,774         69,048
E. Keith Moore ....................      4,912,050          3,400         69,048
Richard T. Niner ..................      4,914,626            824         69,048
O. Curtis Noel ....................      4,914,450          1,000         69,048
Charles E. M. Rentschler ..........      4,914,950            500         69,048

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


September 14, 1995