Form 10-K
period 1995-10-31
HURCO COMPANIES INC
filed 1996-01-29
CIK 315374

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)

  X   Annual report  pursuant to section 13 or 15(d) of the Securities  Exchange
 ---  Act of 1934 [FEE  REQUIRED]  for the fiscal year ended October 31, 1995 or

      Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [NO FEE REQUIRED] for the transition period from _________ to _________.

Commission File No. 0-9143

                              HURCO COMPANIES, INC.
             (Exact name of registrant as specified in its charter)

           INDIANA                                       35-115073
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
 incorporation or organization)

     ONE TECHNOLOGY WAY
    INDIANAPOLIS, INDIANA                                            46268
(Address of principal executive offices)                           (Zip code)

Registrant's telephone number, including area code              (317) 293-5309
                                                                --------------


Securities registered pursuant to Section 12(b) of the Act:        None
Securities registered pursuant to Section 12(g) of the Act:
                                                      Common Stock, No Par Value
                                                      --------------------------
                                                             (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to the filing requirements for at least the past 90 days. Yes X No

The  aggregate   market  value  of  the   Registrant's   voting  stock  held  by
non-affiliates as of January 12, 1996 was $25,773,890.

The number of shares of the Registrant's common stock outstanding as of January 12, 1996 was 5,426,082.

DOCUMENTS INCORPORATED BY REFERENCE:   None

Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
            ----

                                     PART I

ITEM 1.  BUSINESS

(A)    GENERAL DEVELOPMENT OF BUSINESS


Hurco Companies, Inc. (the Company) designs and produces computer numerical control (CNC) systems and software and CNC-guided machine tools for sale through its own distribution system to the worldwide machine tool industry. The
Company's proprietary CNC systems and related software products are either integrated with machine tools marketed by the Company, sold to machine tool end users or sold to other machine tool manufacturers who integrate them with their own products.

The Company pioneered the application of microprocessor technology and conversational programming software to machine tool controls and, since its founding in 1968, has been a leader in the introduction of CNC systems that automate manufacturing processes and improve productivity in certain segments of the metalworking industry. The Company has concentrated on designing "user-friendly" CNC systems that can be operated by both skilled and unskilled machine tool operators and yet are capable of instructing a machine tool to perform complex tasks. The combination of microprocessor technology and patented interactive, conversational software in the Company's CNC systems enables operators on the production floor to quickly and easily create a program for machining or forming a particular part from a blueprint or electronic design and immediately begin production of that part.

The Company's executive offices and principal design, engineering, assembly and distribution facilities are located in Indianapolis, Indiana. Additional product design, assembly and warehouse facilities are located in Farmington Hills, Michigan; and sales, application engineering and service offices are located in High Wycombe, England; Munich, Germany; Paris, France and Singapore.


(B)      FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

The Company operates in one business segment, which consists of CNC systems and software and CNC-guided machine tools for cutting and forming metals.

(C)      NARRATIVE DESCRIPTION OF BUSINESS


GENERAL

The manufacture of metal parts for industrial and consumer products primarily involves two major processes: metal cutting and metal forming. These processes are performed by machine tools. Metal cutting machine tools produce parts by milling, drilling, turning and grinding of a solid block of metal. Metal forming machine tools fabricate parts by shearing, punching, forming and bending flat sheets of metal.

Approximately three-fourths of the world's machine tools are made for metal cutting applications. The milling machine is one of the most common types of metal cutting machines. Milling machines shape a part by moving a rotating cutting tool, such as a drill, tap or mill, across a metal block. Although a majority of the milling machines in current use are still manually operated, an increasing number are now operated using CNC systems such as those produced by the Company. CNC-guided milling machines automatically and precisely shape parts by directing the movement of a cutting tool according to a program specifically designed for the desired part. Some CNC-guided milling machines, referred to as machining centers, are equipped with automatic tool changers that allow several different drills, taps or mills to be used in a programmed sequence on the same part without having to remove the part from the machine.

Metal forming machines include press brakes, presses, shears and punches. The press brake is the basic machine tool used to perform simple bending operations on a wide variety of sheet metal to create parts such as computer cabinets, door frames, aircraft components and electrical enclosures. Each press brake uses one or more manual or automated gauge systems that determine where the bend will be made in the sheet metal part. Automated press brakes utilize CNC systems such as those produced by the Company.

The Company has pursued a strategy that is focused on developing and distributing to the worldwide machine tool market a comprehensive line of leading-edge CNC products that incorporate proprietary technology designed to enhance the user's productivity through ease of operation and adaptability to a wide range of manufacturing applications. As part of this strategy, the Company has adopted an open systems architecture that permits its CNC systems and software to be used with a variety of hardware platforms and has emphasized an "operator friendly" design that employs interactive "conversational" software. To increase its margins and mitigate the potential adverse impact of the recessionary cycles and other economic forces that impact the markets for capital goods in general and machine tools in particular, the Company has recently completed a comprehensive restructuring of its operations, as a result of which it has outsourced almost all of its machine tool manufacturing operations to independent contract manufacturers and is concentrating its resources on product research, development, design, marketing, distribution and service.


PRODUCTS

The Company's principal products consist of CNC systems and related software for both metal cutting machine tools and metal forming press brakes as well as complete CNC-guided milling machines and machining centers into which the Company's own CNC systems have been fully-integrated. The Company also produces and distributes control upgrades, accessories and replacement parts and provides operator training and support services to its customers.

The following table sets forth the contribution of each of these product groups to the Company's total revenues during each of the past three fiscal years:

                                              YEAR ENDED OCTOBER 31
                                              ---------------------
(Dollars in thousands)                 1995            1994            1993
                                       ----            ----            ----
CNC systems and software........ $19,027 (21.2%) $17,553 (24.2%) $15,869 (22.0%)
CNC-guided milling machines
   and machining centers........  55,711 (62.2%)  38,622 (53.2%)  39,857 (55.2%)
Service parts...................   9,073 (10.1%)  10,422 (14.3%)  10,465 (14.5%)
Service fees....................   5,821 ( 6.5%)   6,031 ( 8.3%)   6,039 ( 8.3%)
                                 -------         -------         -------
                                 $89,632         $72,628         $72,230
                                 =======         =======         =======


CNC SYSTEMS AND SOFTWARE

The Company's CNC systems and software are marketed under the tradenames ULTIMAX
(R), DELTA (TM) and AUTOBEND (R). The ULTIMAX (R) and DELTA (TM) product lines are used to control metal cutting machine tools. AUTOBEND (R) CNC systems are used to control metal forming press brakes.

o    ULTIMAX

The Company's patented ULTIMAX "conversational" CNC system, which incorporates an interactive and powerful "data block" programming methodology supported by extensive geometric and process data calculation software tools, enables a machine tool operator to create complex two-dimensional part programs directly from blue print inspection. Machine operators with little or no programming experience can successfully program parts and begin cutting operations in a short time with minimum special training. Since the initial introduction of the ULTIMAX CNC in 1984, the Company has added enhancements related to operator programming productivity, CAD compatibility, data processing throughput and motion control speed and accuracy. In 1994, the Company introduced the latest generation of the ULTIMAX CNC, the ULTIMAX 3/486. By incorporating Industry Standard Architecture (ISA) computer platform components, this CNC product offers improved performance while ensuring access to the most effective computing hardware and software technology. In 1995, the Company introduced a software option that interprets part programs written for the worldwide installed base of competitors' CNCs; this software option is intended to increase the Company's access to the contract machining market. The Company also developed a "Single Screen" version of its ULTIMAX CNC in 1995 to increase its penetration of the CNC milling machine market. A conversational CNC system similar to the ULTIMAX CNC system, which is offered as an integral component of the Company's own line of milling machines and machining centers, also will be marketed in 1996 to other machine tool manufacturers for integration with their original equipment offerings and to retrofitters for integration with older models of machine tools.

o    DELTA SERIES

The Company's DELTA series CNCs, which feature microprocessor-based electronics incorporating ISA computer platform components to provide enhanced performance at lower cost, are designed for the worldwide metalworking industry and are used on milling machines, machining centers, turning centers and punching equipment. The DELTA CNC system is based on industry standard point-to-point programming methodology but incorporates software features that group industry standard commands into useful part features, such as circles and frames, to simplify programming. The DELTA CNCs are designed and configured as general purpose products, which offer flexibility, reliability and ease of integration with a wide variety of machine designs, and are marketed to original equipment manufacturers and retrofitters of a wide range of metal cutting machines.

Late in fiscal 1994, the Company expanded its DELTA product line with the introduction of PRECISIONSCAN (TM), an advanced continuous trace digitizing system that, together with other software peripherals, is intended to meet the needs of mold makers in the metal cutting industry. The Company will further supplement its DELTA product line with the introduction in fiscal 1996 of a new, low-cost, two-axis lathe control with "conversational" graphics.

o    AUTOBEND

AUTOBEND CNC systems are applied to press brakes that form parts from metal sheet and consist of a microprocessor-based CNC and backgauge. The Company has manufactured and sold the AUTOBEND product line since 1968 and currently markets four models of its press brake CNC and gauging systems through distributors to end-users as retrofit units for installation on existing or new press brakes as well as to original equipment manufacturers and importers of press brakes. The AUTOBEND product line was expanded in fiscal 1993 by the introduction of a multi-axis CNC system that enhances the productivity of the press brake operator by reducing set-up time. The AUTOBEND product line was further expanded in October 1995 with the introduction of a low-cost CNC system for simple press brake applications.

o    CAM AND SOFTWARE PRODUCTS

In support of its CNC product lines, the Company offers metal cutting and forming software products for programming two and three dimensional parts. Its two primary products are the ULTIMAX PC and PC+, off-line programming systems, which are sold to users of the large installed base of both ULTIMAX and competitive CNC systems. In fiscal 1993, the Company released a computer-aided design (CAD)-compatible data file translation software option to its ULTIMAX off-line programming system. This unique product eliminates manual data entry of part features by transferring AUTOCAD(TM) drawing files directly into the CNC or the off-line programming system software, substantially increasing operator productivity. And, in fiscal 1995, the Company augmented its Autobend product line with the introduction of a computer-aided manufacturing (CAM) software package that enables the user to create and manipulate metal forming programs on a personal computer.

CNC MACHINE TOOL SYSTEMS

The Company designs and markets complete stand-alone milling machines and machining centers, each of which is equipped with a fully-integrated ULTIMAX or DELTA CNC system. All of these machines are built to the Company's specifications by independent contract manufacturers. Its new ADVANTAGE(R) line of machine tools, which was introduced in the United States in late fiscal 1994 and in Europe in the second half of fiscal 1995, is a complete family of products offering different levels of performance features for different market applications and ranging in price from $39,000 to $150,000. Two series of products are currently offered within the Advantage(R) product line -- the VALUE SERIES and the PERFORMANCE SERIES -- each of which is marketed within a distinct price range and includes machines of differing sizes and power levels, ranging from a five-horsepower milling machine with an X-axis travel of 24 inches to a twenty-horsepower machining center with 50 inches of X-axis travel.

The VALUE SERIES products are equipped with the DELTA CNC or the "Single Screen" version of the ULTIMAX CNC system and are intended for use by the independent contract manufacturer requiring a low-cost product with basic capabilities. The PERFORMANCE SERIES products employ the same machine tool frame as the VALUE SERIES, but feature the more advanced ULTIMAX CNC system and software desired by the precision tool, die and mold market, where fast programming of complex parts is a key to competitiveness.

The Company's smaller machines -- those with an X-axis travel of 30 inches or less -- embody the Company's proprietary machine tool design. The larger machines -- those with an X-axis travel of 40, 45, or 50 inches -- incorporate a machine tool platform developed by one of the Company's contract manufacturers. During fiscal 1995, approximately 69% of the machine tools sold by the Company embodied its proprietary design; these machines accounted for approximately 53% of the Company's total machine tool sales revenues for fiscal 1995. The Company expects that during fiscal 1996 approximately 85% of the machine tools it sells will embody its proprietary design.

PARTS AND SYSTEM SERVICE

The Company's service organization provides installation, operator training and customer support for the Company's products. The Company also provides CNC upgrades, accessories, options and replacement parts for its products. Among the options are software programs and additional CNC features that allow a customer to upgrade the performance of its milling machines and machining centers. The Company's after-sale parts and service business helps strengthen customer relationships and provides continuous information concerning the evolving requirements of end-users.

MARKETING AND DISTRIBUTION

The end-users of the Company's products are thousands of precision tool, die and mold manufacturers, independent metal parts job shops and specialized production groups within large manufacturing corporations. Industries served include aerospace, defense, medical equipment, energy, injection molding, transportation and computer equipment.

The Company sells its CNC systems and related products (i) to manufacturers of new machine tools who integrate them with their own products prior to the sale of those products to their own customers, (ii) to retrofitters of used machine tools who integrate them with those machine tools as part of the retrofitting operation and (iii) to end-users who have an installed base of machine tools, either with or without related CNC systems. The Company's integrated CNC-guided milling machines and machining centers are sold primarily to end-users. During fiscal 1995, no single end-user of the Company's products accounted for more than 5% of its total revenues.

Sales are made through over 200 independent agents and distributors in 37 countries throughout North America, Europe and Asia. The Company also has its own direct sales forces in the United States, England, France, Germany and Singapore, which are considered to be among the world's principal machine tool consuming countries. During fiscal 1995, one distributor accounted for approximately 6% of the Company's total revenues; no other distributor accounted for more than 5% of total revenues. The Company has agreements with each of its distributors, but may terminate those agreements upon prior notice ranging from 30 days to 180 days. Approximately 80% of the worldwide demand for CNC-guided machine tools and CNC systems comes from outside the U.S. and accordingly, the Company considers its international market presence to be critical to its operations.

The Company believes the demand for CNC systems and CNC-guided machine tools is driven by several factors: (i) the declining supply of skilled machinists, (ii) the need to continuously improve productivity, (iii) an aging machine tool installed base that will require replacement with more advanced and efficient technology and (iv) the industrial development of emerging countries in Asia and Eastern Europe. However, the demand for machine tools and related products is highly dependent upon economic conditions and the general level of business confidence, as well as such factors as production capacity utilization and changes in governmental policies regarding tariffs, corporate taxation and other investment incentives. By marketing and distributing its products on a worldwide basis, the Company attempts to reduce the potential impact on its total revenues of adverse changes in economic conditions in any particular geographic region.


COMPETITION

Numerous companies compete with the Company's product lines in the United States and international markets. Many of these competitors are larger and have greater financial resources than the Company. The Company strives to compete effectively by designing into its products critical proprietary features that offer a distinct value differential from comparably-priced competitive products in terms of enhanced productivity, technological capabilities and ease of use. In addition, by offering its products in a range of prices and capabilities, the Company seeks to meet the needs of a broad potential market. The Company also believes that its competitiveness is aided by its reputation for reliability and quality, its strong international sales and distribution organization and its extensive customer service organization.

In the CNC system market, the Company is a leader in providing user-friendly, "conversational" programming systems for CNC machine tools. Many of its CNC system competitors, such as Fanuc Ltd., Mitsubishi, Dr. Johannes Heidenhain GmbH, Seimens, Southwest Industries, Bridgeport Machines., and Allen-Bradley, also offer "user-friendly" programming features. Fanuc Ltd. is the world's largest supplier of CNC systems.

The Company believes it is one of the largest manufacturers of CNC gauging systems for press brakes in the United States. Automec Inc., a CNC gauge manufacturer, and Cybelec SA, a control manufacturer, are the Company's major competitors for these products in the United States. The Company also competes with Cybelec in Europe.

In the U.S. market for CNC milling machines, competition comes primarily from Bridgeport Machines, Inc., Tree Machine Tool Co., Inc., Miltronics Manufacturing Co. and Republic-Lagun Machine Tool Co. Competition in the United States with respect to CNC machining centers comes from Fadal Engineering Co., Inc., Haas Automation, Inc. and Cincinnati Milacron, Inc. A large number of foreign builders, including Okuma Machinery Works Ltd., Yamazaki Mazak Corporation, Mori Seiki Co., Ltd., and Matsuura Machinery Corporation also compete with the Company in the United States as well as in international markets.

MANUFACTURING

The Company assembles and tests its CNC systems at its own facilities in Indianapolis, Indiana, and Farmington Hills, Michigan using readily available, industry-standard personal computer components (such as hard disk drives, VGA cards and motherboards) as well as proprietary system components that are produced to the Company's specifications by several domestic suppliers. The Company believes that alternative sources for the proprietary components are readily available.

The Company's CNC-guided machine tools and milling machines are manufactured to its specifications in Taiwan by several independent contractors, of whom two accounted for approximately 95% of the machines sold by the Company in fiscal 1995. The Company has worked closely with its Taiwan-based contractors to increase their production capacity to meet the rising demand for its machine tool products and believes that such capacity is sufficient to meet the Company's current and projected demand. Although the Company is exploring additional manufacturing sources for certain of its machine tool products, alternative sources are not readily obtainable and any significant reduction in capacity on the part of its existing machine tool manufacturing contractors could have a material adverse effect on its operations.

BACKLOG

Backlog consists of firm orders received from customers and distributors. Backlog was $16.1 million, $7.0 million and $7.7 million as of October 31, 1995, 1994, and 1993, respectively. Fiscal 1995 orders were $98.8 million compared to $71.9 million for fiscal 1994, and $74.1 million for fiscal 1993.

INTELLECTUAL PROPERTIES

The Company considers certain features of its products to be proprietary and owns, directly or through a subsidiary, a number of patents that are significant to its business. The Company holds a non-exclusive license covering features of the automatic tool changer offered with certain of its CNC machining centers. In addition, IMS Technology, Inc. (IMS), a wholly-owned subsidiary of the Company, owns various domestic and foreign patents covering the machining method practiced when a machine tool is integrated with an interactive CNC (the Interactive Maching Patents). In September 1995, the Company was awarded a new patent on an object-oriented methodology for CNC software.

In  October  1995,  IMS  initiated  infringement  actions  against  a number  of enterprises that it believes are employing or practicing machining methods covered by the Interactive Machining Patents. These enterprises include end users of interactive CNCs, machine tool builders employing interactive CNCs within their products and CNC manufacturers whose control designs permit use of interactive methods when coupled to machine tools. See Item 3. LEGAL PROCEEDINGS.

IMS is actively pursuing a program to license the use of the Interactive Machining Patents. On January 2, 1996, IMS entered into an agreement with a CNC manufacturer and various of its subsidiaries, none of whom is a defendant in the IMS patent infringement actions, under which it has granted a non-exclusive license to use the Interactive Machining Patents in exchange for certain fixed payments beginning in fiscal 1996 and continuing through fiscal 2001 and aggregating approximately $800,000, net of legal fees and expenses. In addition, IMS has received a royalty-free non-exclusive license (with a right of sublicense to the Company) under four of the licensee's patents. There can be no assurance that IMS will enter into any other license agreements or that the terms of any future license agreements will be similar to those of the initial license.

RESEARCH AND DEVELOPMENT

The Company's total engineering, research and development expenditures, including amounts funded by third parties, were $4.3 million in fiscal 1995, $4.0 million in fiscal 1994 and $4.3 million in fiscal 1993. These activities include development of new software and machine tool products, efforts to reduce costs and improve quality for current products and routine product support.

Research and development expenditures for new products and significant product improvements were $1.4 million, $1.0 million and $1.7 million in fiscal 1995, 1994, and 1993 respectively, and $1.0 million, $1.0 million, and $1.6 million respectively, net of third-party reimbursements. In addition, the Company capitalized $1.2 million in 1995, $.8 million in 1994 and $.7 million in 1993 related to software development projects.

EMPLOYEES

The Company and its subsidiaries had 352 employees at the end of fiscal 1995, none of whom is covered by a collective-bargaining agreement or represented by a union. The Company has experienced no employee-generated work stoppages or disruptions and considers its employee relations to be satisfactory.


(D) FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

The following represents a breakdown of Company sales to the indicated geographic regions for the past three fiscal years (in thousands):

                                              1995     1994      1993
                                            -------   -------   -------

North America.......................        $49,005   $46,430   $46,402
Europe .............................         35,434    23,692    22,151
Asia and other......................          5,193     2,506     3,677
                                            -------   -------   -------
  Total ............................        $89,632   $72,628   $72,230
                                            =======   =======   =======

Export sales from the United States were $6.4 million in 1995, $5.7 million in 1994 and $6.2 million in 1993.

Information regarding Total Sales, Operating Income (Loss) and Identifiable Assets by geographical area is shown in Note 14 to the Consolidated Financial Statements.

ITEM 2.  PROPERTIES

The following table sets forth the location, size and principal use of each of the Company's facilities:

     LOCATION                SQUARE FOOTAGE              PRINCIPAL USES
Indianapolis, Indiana           165,000<F1>   Corporate headquarters, design and
                                              engineering, product testing, CNC
                                              assembly, sales, application
                                              engineering and customer service.

Farmington Hills, Michigan       37,500       Design and engineering, product
                                              testing, CNC assembly, sales,
                                              application engineering and
                                              customer service.

High Wycombe, England            45,000<F2>   Sales, application engineering,
                                              customer service.

Paris, France                     2,800       Sales, application, engineering,
                                              customer service.

Munich, Germany                  10,700       Sales, application engineering,
                                              customer service.

Singapore                         1,200       Sales, application engineering
                                              customer service


---------------------

<F1>  Approximately  65,000  square feet will be  available  for lease in fiscal
      1996.
<F2>  Approximately  24,000  square feet have been  sublet to a subtenant  since
      November 1995.



The Company owns the Indianapolis facility and leases the other facilities. The leases have terms expiring at various dates ranging from February 1997 to February 2004. The Company believes that all of the its facilities are well maintained and are adequate for its needs now and in the foreseeable future. The Company does not believe that it would experience any difficulty in replacing any of the present facilities if any of its current leases were not renewed at expiration.

ITEM 3.  LEGAL PROCEEDINGS

On October 10, 1995, the Company's wholly-owned subsidiary, IMS, commenced an action in the United States District Court for the Northern District of Illinois against Yamazaki Mazak Corporation; Yamazaki Mazak Trading Corporation; Mazak Corporation; Machinery Systems, Inc.; Fox Tool Co. Inc.; Okuma Machinery Works Ltd.; Okuma America Corporation; Ellison Machinery Company of the Midwest, Inc.; Apollo Machine & Manufacturing Company, Inc.; Arpac Corporation; American Control Technology, Inc.; Nissan Motor Co. Ltd.; Nissan Motor Car Carrier Co., Ltd.; and Nissan Motor Corp. USA, Inc. (collectively the Defendants). The Defendants include end-users of interactive CNCs, machine tool manufacturers who incorporate interactive CNCs in their products and manufacturers of CNCs designed to permit use of interactive methods when coupled to machine tools. IMS has alleged that the Defendants have infringed IMS's Interactive Machining Patents and is seeking monetary damages from, and an injunction against future infringement by, each of the Defendants.

On January 10, 1996, IMS was served notice of an action commenced on November 30, 1995 against IMS in the United States District Court for the Central District of Claifornia by Southwestern Industries, Inc. (Southwestern), a manufacturer of CNCs and CNC-guided machine tools, seeking to have the interactive machining patents declared invalid. IMS has until February 10, 1996 to respond to the complaint. On January 11, 1996, IMS commenced an action against each of Southwestern and Bridgeport Machines, Inc., a manufacturer of CNCs and CNC-guided machine tools, alleging infringement by each of these companies of the Interactive Machining Patents and seeking monetary damages and injunctive relief.

Although IMS believes that the Interactive Machining Patents are valid and its claims of patent infringement have substantial merit, it is unable to predict the outcome of any of these actions.

The Company is involved in various other claims and lawsuits arising in the normal course of business, none of which, in the opinion of management, is expected to have a material adverse effect on its consolidated financial position or results of operations.



ITEM. 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below is certain information with respect to the executive officers of the Company:
      NAME                AGE       POSITION(S) WITH THE COMPANY

Brian D. McLaughlin       53        President and Chief Executive Officer

Roger J. Wolf             55        Senior Vice-President, Secretary,
                                    Treasurer and Chief Financial Officer

David E. Platts           43        Vice-President, Research and Development

James D. Fabris           44        Vice President and
                                    President, Hurco Manufacturing Company

Richard Blake             37        Vice President,  Hurco Europe

Thomas L. Brown           39        Corporate Controller and Assistant Secretary

Brian D. McLaughlin has been President and Chief Executive Officer of the Company since December 1987. From 1982 to 1987, he was employed as President and General Manager of various divisions of Ransburg Corporation, an international manufacturer of factory automation equipment. Previously, he was employed in general management and marketing management positions with Eaton Corporation.

Roger J. Wolf was elected Senior Vice-President, Secretary, Treasurer and Chief Financial Officer in January 1993. Prior to joining the Company, Mr. Wolf was Executive Vice-President of a privately-owned investment and service business for over seven years. Previously, he served as Vice President, Corporate Controller and Vice-President, Treasurer of Ransburg Corporation, an international manufacturer of factory automation equipment.

David E. Platts has been employed by the Company since 1982, and was elected Vice-President, Research and Development in 1989. Prior to joining the Company, Mr. Platts was a Research Engineer at the Delco Remy Division of General Motors.

James D. Fabris was elected Vice President of the Company in February 1995 and named President of Hurco Manufacturing Company, a division of the Company, in November 1993. He served as President of Acroloc, Inc., a subsidiary of the Company, from July 1991 to October 1993 and as Vice-President of Operations of Hurco Manufacturing Company from 1988 to 1991. Prior to joining the Company, he was employed in general management and manufacturing management positions at various divisions of Ransburg Corporation.

Richard Blake was elected Vice President, Hurco Europe, effective January 1996, and Managing Director, Hurco Europe, Ltd., a subsidiary of the Company, in December 1993. He served as U.K. Marketing Manager for Hurco Europe, Ltd. from January 1993 to November 1993 and as a Sales Manager for Hurco Manufacturing Company from September 1989 to December 1992. Prior to joining Hurco Europe, Ltd. as a sales engineer in October 1987, he worked for Hitachi Seiki as a technical sales engineer for machine tool products.

Thomas L. Brown joined the Company in January 1995 and was elected an executive officer in February 1995. Prior to joining the Company, he was Assistant Vice President, Financial Reporting and Analysis for Anacomp, Inc., an information management company providing micrographics and magnetics products and services. Prior to March 1991, he was with Deloitte & Touche, an international public accounting firm, for over 12 years.

                                     PART II


ITEM 5.    MARKET FOR THE REGISTRANT'S EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock is traded in the NASDAQ National Market System under the symbol "HURC". The following table sets forth the high and low sales prices of the shares of Common Stock for the periods indicated, as reported by NASDAQ.

                                                   1995               1994
                                            ----------------    ----------------
QUARTER ENDED:..........................       HIGH     LOW       HIGH      LOW
-------------                               ----------------    ----------------
January 31..............................     $4-1/2   $3-3/4     $3-3/8   $2
April 30................................      4-3/8    2-3/4      3-3/4    2-5/8
July 31.................................      4-1/4    3-3/8      2-7/8    2-1/4
October 31..............................      7-1/8    3-1/2      4-3/4    2-1/4

The Company does not currently pay dividends on its Common Stock and intends to retain earnings for working capital, capital expenditures and debt reduction. In addition, the Company's agreements with its principal lenders restrict its ability to pay cash dividends.

The Company had approximately 641 holders of record of its Common Stock as of January 12, 1996.


ITEM 6.  SELECTED FINANCIAL DATA

The Selected Financial Data presented below have been derived from the Consolidated Financial Statements of the Company for the years indicated and should be read in conjunction with the Consolidated Financial Statements and related notes set forth elsewhere herein.
                                               YEAR ENDED OCTOBER 31,
                                               ----------------------
                                  1995     1994      1993       1992      1991
                                ------------------------------------------------
Statement of Operations Data:   (Dollars in thousands, except per share amounts)

Sales and service fees          $89,632   $72,628   $72,230   $87,828   $86,539

Selling, general and adminis-
  tration expenses              $19,002   $18,129   $22,001   $24,213   $20,623

Restructuring charge            $  --     $   --    $ 6,750   $ 1,070   $  --

Operating income (loss)         $ 4,468   $(2,564)  $(18,323) $(3,633)  $ 4,271

Net income (loss)               $   204   $(5,791)  $(21,144) $(5,789)  $ 2,337

Earnings (loss)
  per common share              $   .04   $ (1.07)  $  (3.89) $ (1.05)  $   .43

Common stock dividends
  per share                     $  --     $   --    $   --    $   .14   $   .20

Weighted average common
  shares outstanding              5,536     5,407      5,438    5,492     5,487

                                        AS OF OCTOBER 31,
                                        -----------------
                          1995      1994      1993      1992      1991
                        -----------------------------------------------
Balance Sheet Data:                  (Dollars in thousands)

Current assets          $46,356   $43,096   $49,314   $61,532   $60,671

Current liabilities     $26,479   $16,985   $16,312   $15,349   $16,160

Working capital         $19,877   $26,111   $33,002   $46,183   $44,511

Current ratio               1.8       2.5       3.0       4.0       3.8

Total assets            $61,421   $59,558   $67,287   $84,332   $82,369

Long-term obligations   $27,459   $35,245   $37,888   $34,285   $23,451

Total debt              $33,599   $34,813   $37,540   $35,515   $24,020

Shareholders' equity    $ 7,483   $ 7,328   $13,087   $34,698   $42,758



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Selected Financial Data and the Consolidated Financial Statements and Notes thereto appearing elsewhere herein.

RESULTS OF OPERATIONS

The following table presents for the fiscal years indicated, selected items from the Consolidated Statements of Operations expressed as a percentage of worldwide revenues and the year-to-year percentage changes in the dollar amounts of those items.

                                PERCENTAGE OF REVENUES  YEAR-TO-YEAR % CHANGE
                                ----------------------  ---------------------
                               1995     1994      1993   95 VS. 94  94 VS. 93

Sales and service fees        100.0%   100.0%    100.0%     23.4%       .6%
Gross profit                   26.2     21.5      14.4      50.8      49.3
Selling, general and
  administrative expenses      21.2     25.0      30.5      (4.8)     17.6
Restructuring charge            --       --        9.3       --        --
Operating income (loss)         5.0     (3.5)    (25.4)    274.3      86.0
Interest expense                4.8      4.5       3.9     (28.8)    (16.7)
Net income (loss)                .2     (8.0)    (29.3)    103.5      72.6

FISCAL 1995 COMPARED WITH FISCAL 1994

Total sales and service fees of $89.6 million in fiscal 1995 represented an increase of $17.0 million over fiscal 1994, inclusive of $2.5 million attributable to the effect of stronger European currencies when converting foreign currency revenues into U.S. dollars for financial reporting purposes. On a worldwide basis, sales of CNC-guided machine tools totaled $55.7 million, an increase of $17.1 million (44%) over fiscal 1994, and sales of CNC systems and software totaled $19.0 million, an increase of $1.5 million (8%) over fiscal 1994. While the increases in both product lines reflected improvements in the world's principal machine tool markets, particularly Germany, the significantly greater percentage increase associated with the sales of CNC-guided machine tools was attributable to the strong demand for the Company's new ADVANTAGE series of machine tools as well as the enhanced availability of products for shipment as a result of capacity increases on the part of contract manufacturers. Revenues attributable to sales of parts and service fees declined $1.6 million (9%) from fiscal 1994 levels, primarily as a result of reduced sales of parts for discontinued machine tool models.

In the United States, sales and service fees in fiscal 1995 increased $3.5 million (7%) over fiscal 1994, reflecting increases of $4.0 million (18%) in sales of CNC-guided machine tools and $1.4 million (9%) in sales of CNC systems and software, offset by a decrease of $1.9 million (14%) in revenue from service parts and fees. The improved sales were primarily attributable to increases in unit volume, rather than pricing, due to enhanced demand for and availability of the Company's ADVANTAGE product line and general strengthening of the markets for both fully-integrated machine tools and CNC systems.

In Europe, sales and service fees in fiscal 1995 increased $11.3 million (52%) over fiscal 1994, inclusive of the effects of currency conversion for financial reporting purposes. Net of currency-translation effects, the improvement was primarily attributable to a 25% increase in unit volume and a 17% increase in average unit prices realized for the Company's CNC-guided machine tools, reflecting the introduction of the new ADVANTAGE series in the second half of fiscal 1995 as well as a significant strengthening of the European machine tool markets. In Asia, sales and service fees increased to $2.6 million in fiscal 1995 from $400,000 recorded for fiscal 1994, reflecting the Company's more competitive pricing of the new ADVANTAGE series product line in that market. On a combined basis, European and Asian sales and service fees in fiscal 1995, exclusive of currency-translation effects, accounted for 38% of total worldwide revenues, compared with 30% in fiscal 1994, due primarily to the more significant year-to-year change in general market conditions in Europe than in the United States, as well as improvements in the Company's foreign sales and marketing operations.

Demand for the Company's products during fiscal 1995 was strong. Worldwide new order bookings for fiscal 1995 increased $26.9 million (37%) over 1994, primarily due to the introduction of the new ADVANTAGE series of machine tool products and the increased production capacity of the Company's contract manufacturers. Backlog as of October 31, 1995, was $16.1 million compared to $7.0 million as of October 31, 1994. The Company is continuing to work with its contract manufacturers to further increase their production capacity.

Gross profit margin as a percentage of revenues increased from 21.5% in fiscal 1994 to 26.2% in 1995. As reflected in Note 13 to the Consolidated Financial Statements, gross profit margins have steadily increased from 18.5% in the first quarter of fiscal 1994 to 27.2% in the fourth quarter of fiscal 1995, reflecting cost reductions achieved through the Company's restructuring program as well as the incremental phase-in of higher-margin products. Also contributing to the enhancement of gross profit margins was an improved mix of higher-margin European sales as a percentage of total worldwide sales, as well as the favorable currency-translation effects associated with foreign sales.

Selling,  general and  administrative  (SG&A)  expenses in fiscal 1995 increased
$873,000 (5%) over fiscal 1994 primarily because of favorable currency translation effects ($502,000) and increased selling expenses associated with increased unit volume. SG&A expenses, as a percentage of sales and service fees, was 21% in fiscal 1995 compared to 25% in fiscal 1994.

The Company generated $4.5 million of operating income in fiscal 1995 compared to a $2.5 million operating loss in fiscal 1994, a $7.0 million improvement. This return to operating profitability after three years of losses reflects the benefits of the Company's restructuring program, the phase-in of new higher-margin products and improved market conditions worldwide.

Interest expense in fiscal 1995 increased $949,000 (29%) over fiscal 1994. Included in interest expense for fiscal 1995 is a $400,000 incremental fee payable to the Company's lenders under its credit agreements, which provide for additional fees when certain gross profit levels are achieved. As of October 31, 1995, the maximum fee became fully due. The remaining $240,000 incremental fee payable to the lenders as of October 31, 1995, will be amortized to expense during fiscal 1996. The remainder of the increase in interest expense reflects the impact of higher interest rates on the Company's floating rate bank borrowings, despite a $1.2 million reduction in total debt during the year.

No income tax expense has been provided for fiscal 1995. The income tax liability incurred in certain tax jurisdictions was offset by the reversal of valuation allowance reserves against the Company's net operating loss carryforwards. Net operating loss carryforwards available to offset pre-tax income in future periods are discussed in Note 6 to the Consolidated Financial Statements.

The Company manages its foreign currency exposure through the use of foreign currency forward exchange contracts as described in Note 1 to the Consolidated Financial Statements. The Company does not speculate in the financial markets and, therefore, does not enter into these contracts for trading purposes. The Company also moderates its currency risk related to significant purchase commitments with certain foreign vendors through price adjustment agreements that provide for a sharing of, or otherwise limit, the potential adverse effect of currency fluctuations on the costs of purchased products. The results of these programs achieved management's objectives for 1995.


FISCAL 1994 COMPARED WITH FISCAL 1993

The results of operations for fiscal 1994 are not directly comparable with those for fiscal 1993 due to the impact on fiscal 1993 results of non-recurring charges that aggregated $10.2 million. In addition, sales in fiscal 1993 included approximately $4.8 million attributable to certain product lines that were discontinued in fiscal 1994.

Although total sales and service fees in fiscal 1994 were relatively unchanged from those for fiscal 1993, sales of continuing product lines increased $5.2 million (8%) substantially offsetting the negative impact on sales of the discontinuance of certain product lines that had accounted for approximately $4.8 million of sales in fiscal 1993. Sales of continuing product lines in Europe increased $3.3 million (19%) over fiscal 1993, reflecting a 13% increase in unit volume and a 5% increase in average unit prices. The increase in unit volume resulted primarily from general improvement in economic conditions in the United Kingdom and Germany. The improvement in average unit prices reflected a reduction in price discounting within the machine tool market generally as well as an upgrading in the Company's total product mix. Changes in currency exchange rates were not a material factor in the year-to-year increase.

In the United States, sales and service fees in fiscal 1994 decreased $1.1 million (2%) from fiscal 1993. Sales of CNC systems and software increased $1.9 million (15%), reflecting improved conditions in those machine tool market segments in which these products are sold. This increase was offset, however, by a decrease in sales of CNC-guided machine tools, as well as associated parts and service fees, reflecting the adverse effect of shortages in the availability of certain of the Company's product lines for immediate shipment during the first six months of fiscal 1994, the restructuring of the Company's domestic sales and marketing organization throughout the year, the early phase-out of certain older machine tool models and a decline in customer orders for certain continuing product offerings in anticipation of the expected introduction of the ADVANTAGE series of machine tools in the fourth fiscal quarter.

New orders in fiscal 1994 decreased $2.2 million (3%) from fiscal 1993. Backlog as of October 31, 1994 was $7.0 million compared to $7.7 million at October 31, 1993. In September 1994, the Company introduced its new Advantage series of machine tools and several new open architecture-based CNC systems and software products, resulting in near record orders for that month. Although the new machine tool products were not available for shipment until the first quarter of fiscal 1995 in the United States, and later in Europe, new domestic machine tool orders in September and October 1994 reflected an increase of 37% compared to the same months in 1993.

Gross profit margin as a percentage of revenues increased from 19.2% in fiscal 1993 (exclusive of non-recurring charges) to 21.5% in fiscal 1994, the effect of which is approximately $1.7 million. Gross profit margins increased from 18.5% in the first quarter of fiscal 1994 to 23.8% in the fourth quarter. The improvements in gross profit margins reflected the benefits of cost reductions achieved through the implementation of the Company's restructuring program and the incremental phase-in of higher-margin products.

Selling, general, and administrative expenses in fiscal 1994 decreased $3.9 million, or 18%, from fiscal 1993 primarily as a result of facilities and personnel reductions under the restructuring program.

As a result of the improvements in gross profit margins and the reduction of selling, general and administrative expenses, the fiscal 1994 operating loss was $5.6 million (69%) less than that reported for fiscal 1993 (exclusive of the non-recurring charges).

Interest expense in fiscal 1994 increased $473,000 (17%) over the fiscal 1993 amount notwithstanding a $2.7 million reduction in outstanding debt, as a result of higher interest rates and fees payable to the Company's lenders.

In fiscal  1994,  the Company  entered into foreign  currency  forward  exchange contracts to hedge against foreign currency fluctuations on receivables denominated in foreign currencies and net investments in foreign subsidiaries, principally working capital. These contracts were typical forward contracts and were not entered into for trading purposes. Hedge gains and losses were effectively matched with corresponding transaction gains and losses on foreign currency receivables and corresponding translation gains and losses on net investments. The net effect of this activity was not significant during 1994.


LIQUIDITY AND CAPITAL RESOURCES

At October 31, 1995, the Company had cash and cash equivalents of $2.1 million compared to $1.1 million at October 31, 1994. Cash provided by operations totaled $3.7 million in fiscal 1995, compared to $4.0 million in fiscal 1994. Accounts receivable increased by $3.1 million because of substantially higher sales volume in the fourth quarter of fiscal 1995 than in the comparable quarter of fiscal 1994. Inventories decreased by $1.0 million primarily due to focused efforts to sell discontinued CNC machine tool products and related parts inventories. This reduction offset increased inventory requirements related to higher production capacity at the Company's contract manufacturers. Accounts payable and accrued expenses increased by $3.0 million primarily because of the increased inventory requirements and the higher sales volume.

Working capital was $19.9 million at October 31, 1995, compared to $26.1 million at October 31, 1994. The decrease in working capital is primarily attributable to the classification of term debt payable on or before September 30, 1996 as current liabilities. During fiscal 1995, total debt was reduced by $1.2 million through the application of cash provided by operations. This compares to decreased borrowings of $2.7 million in fiscal 1994.

Capital expenditures for property and equipment were $551,000 in fiscal 1995 and represented normal improvements and replacements. Capitalized software development costs were $1.1 million in fiscal 1995 and represented continued activity in developing new software features and options for both new and existing CNC system products.

As discussed in Note 3 to the Consolidated Financial Statements, the Company has approximately $3.2 million in inventories of discontinued products, inactive parts and excess/slow-moving parts which it expects to liquidate in the normal course of operations. Management expects the results of such liquidation in 1996 to be sufficient to offset any increases in inventory requirements related to continuing products and to provide an additional source of cash from operations.

As of October 31, 1995, the Company had unutilized credit facilities of $5.9 million available for either direct borrowings or commercial letters of credit.

As noted under Item 1. BUSINESS -- INTELLECTUAL PROPERTIES, the Company's subsidiary, IMS Technology, Inc., entered into a patent license agreement under which it will receive payments, net of legal fees and expenses, aggregating approximately $800,000 throughout January 2001, of which approximately $357,000 will be included in income during fiscal 1996.

Under the terms of the Company's agreements with its lenders, which were amended and restated effective January 26, 1996, as described in Note 4 to the Consolidated Financial Statements, $6.2 million of term loan payments are due and payable in fiscal 1996, including approximately $3.2 million in installment payments which were deferred from February 1, 1996 to July 31, 1996. Management believes that anticipated cash flow from operations, together with available borrowings under the Company's bank credit facilities, will be sufficient to enable the Company to meet its anticipated cash requirements for fiscal 1996, including scheduled debt amortization payments. However, should cash flow from operations be less than currently anticipated, the Company may be required to limit planned investments in new products, equipment and business development opportunities. In order to provide additional liquidity and working capital, as well as a basis for ultimately refinancing its outstanding indebtedness, the Company is considering opportunities for raising approximately $5.0 million of additional capital through the issuance and sale of equity or subordinated debt securities. The Company has no present agreements or arrangements for obtaining such additional capital and there can be no assurance that it will be obtainable on acceptable terms. Although the Company has no obligation to seek or obtain such additional capital, if it is not obtained, the Company may be subject to increased fees to its lenders, as discussed in Note 4 to the Consolidated Financial Statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders and
Board of Directors of
Hurco Companies, Inc.

We have audited the accompanying consolidated balance sheets of Hurco Companies, Inc. (an Indiana corporation) and subsidiaries as of October 31, 1995 and 1994, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the years then ended. These financial statements and schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hurco Companies, Inc. and subsidiaries as of October 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in Item 14(a) 2 is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.






                                                           ARTHUR ANDERSEN LLP


Indianapolis,  Indiana
December 1, 1995 except with
respect to the matters discussed
in Notes 4 and 12 as to which the
date is January 26, 1996

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders and
Board of Directors
Hurco Companies, Inc.
Indianapolis, Indiana

We have audited the consolidated statements of operations, changes in shareholders' equity and cash flows of Hurco Companies, Inc. and subsidiaries for the year ended October 31, 1993. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

The Company incurred significant losses from operations in 1993. The Company entered into new loan agreements to cure certain violations of financial covenants and implemented a plan for restructuring its operations as discussed in Notes 2 and 4 to the consolidated financial statements.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of the operations and the cash flows of Hurco Companies, Inc. and subsidiaries for the year ended October 31, 1993, in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements described above taken as a whole. The schedule listed in Item 14(a) 2 is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




                                                             COOPERS & LYBRAND

Indianapolis, Indiana
December 10, 1993

                              HURCO COMPANIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                     YEAR ENDED OCTOBER 31,
                                                     ----------------------
(In thousands, except per share amounts)         1995       1994        1993
                                                 ----       ----        ----



SALES AND SERVICE FEES                         $89,632   $ 72,628    $ 72,230

Cost of sales and service                       66,162     57,063      61,802
                                              --------    --------    -------

     GROSS PROFIT                               23,470     15,565      10,428

Selling, general and administrative expenses    19,002     18,129      22,001

Restructuring charge                              --         --         6,750
                                              --------    --------    -------

     OPERATING INCOME (LOSS)                     4,468     (2,564)    (18,323)

Interest expense                                 4,250      3,301       2,828

Other (income) expense, net                         14        (74)         (7)
                                               --------    --------    -------

     Income (loss) before income taxes             204     (5,791)    (21,144)

Income tax expense (benefit)                       --         --          --
                                               --------    --------    -------

NET INCOME (LOSS)                              $   204   $ (5,791)   $(21,144)
                                              ========    ========    =======


EARNINGS (LOSS) PER COMMON SHARE               $   .04    $ (1.07)   $ (3.89)
                                              ========    ========    =======


WEIGHTED AVERAGE COMMON SHARES OUTSTANDING       5,536      5,407       5,438
                                              ========    ========    =======








THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

                              HURCO COMPANIES, INC.
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                                              AS OF OCTOBER 31,
                                                              -----------------
(Dollars in thousands, except per share amounts)                1995      1994
                                                                ----      ----
CURRENT ASSETS:
   Cash and cash equivalents                                 $  2,072  $  1,101
   Accounts receivable, less allowance for
    doubtful accounts of $1,070 in 1995
    and $1,046 in 1994                                         17,809    14,555
   Inventories                                                 25,238    26,341
   Other                                                        1,237     1,099
                                                             --------  --------
     Total current assets                                      46,356    43,096
                                                             --------  --------

PROPERTY AND EQUIPMENT:
   Land                                                           761       761
   Building                                                     7,122     6,979
   Machinery and equipment                                     13,489    13,886
   Leasehold improvements                                         996     1,060
                                                             --------  --------
                                                               22,368    22,686
   Less accumulated depreciation and
    amortization                                              (11,739)  (10,799)
                                                             --------  --------
                                                               10,629    11,887

Software development costs, less amortization                   3,513     3,234
Other assets                                                      923     1,341
                                                             --------  --------
                                                             $ 61,421  $ 59,558
                                                             ========  ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable                                          $ 10,570  $  8,438
   Accrued expenses                                             8,161     7,233
   Accrued warranty expenses                                    1,391     1,170
   Current portion of long-term debt                            6,357       144
                                                             --------  --------
     Total current liabilities                                 26,479    16,985
                                                             --------  --------

NON-CURRENT LIABILITIES:
   Long-term debt                                              27,242    34,669
   Other long-term obligations                                    217       576
                                                             --------  --------
                                                               27,459    35,245

COMMITMENTS AND CONTINGENCIES (NOTES 4, 10 AND 11)

SHAREHOLDERS' EQUITY:
   Preferred stock: $100 par value per share;
     40,000 shares authorized; no shares issued                  --        --
   Common stock: no par value; $.10 stated
     value per share; 7,500,000 shares
     authorized; 5,425,302 and 5,413,682
     shares issued and outstanding in 1995 and
     1994, respectively                                           543       541
   Additional paid-in capital                                  45,573    45,546
   Accumulated deficit                                        (34,472)  (34,676)
   Foreign currency translation adjustment                     (4,161)   (4,083)
                                                             --------  --------
     Total shareholders' equity                                 7,483     7,328
                                                             --------  --------
                                                             $ 61,421  $ 59,558
                                                             ========  ========




THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

                              HURCO COMPANIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                         YEAR ENDED OCTOBER 31,
                                                                                         ----------------------
   (Dollars in thousands)                                                           1995         1994          1993
                                                                                    ----         ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss).......................................................     $    204     $ (5,791)    $ (21,144)
   Adjustments to reconcile net income (loss) to
   net cash provided by (used for) operating activities:
     Depreciation and amortization.........................................        2,861        3,019         3,556
     Provision for restructuring costs.....................................           --           --         6,750
     Unrealized gains on foreign currency transactions.....................          (59)        (361)           --
     Change in asset/liabilities net of provision for restructuring costs:
      (Increase) decrease in accounts receivable...........................       (3,148)         893         6,184
      (Increase) decrease in inventories...................................        1,004        6,528         3,333
      Increase (decrease) in accounts payable..............................        2,118        2,095            14
      Increase (decrease) in accrued expenses..............................          902       (1,634)           57
      Other................................................................         (156)        (795)           93
                                                                                 -------         ----       -------
         NET CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES..............        3,726        3,954        (1,157)
                                                                                   -----        -----         -----
CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of equipment.........................................           99          327         1,067
   Purchase of property and equipment......................................         (551)        (408)         (915)
   Software development costs..............................................       (1,066)        (853)         (748)
   Other investments.......................................................          134         (152)           --
   Gain (loss) on foreign currency contracts...............................          (48)        (388)           --
                                                                                 -------         ----       -------
         NET CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES..............       (1,432)      (1,474)         (596)
                                                                                   ------       -----          ----
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net short-term (repayment) borrowings...................................           (1)        (141)        3,324
   Proceeds from long-term borrowings......................................       68,625       39,275         2,808
   Repayment of long-term borrowings.......................................      (69,996)     (42,142)       (3,882)
   Proceeds from exercise of common stock options..........................           29           41           152
   Common stock dividends paid.............................................           --           --          (107)
                                                                                 -------     --------         -----
         NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES..............       (1,343)      (2,967)        2,295
                                                                                   ------       ------        -----
EFFECT OF EXCHANGE RATE CHANGES ON CASH....................................           20          102            94
                                                                                  ------        -------      ------
         NET INCREASE (DECREASE) IN CASH...................................          971         (385)          636

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR.............................        1,101        1,486           850
                                                                                   -----        -----         -----

CASH AND CASH EQUIVALENTS AT END OF YEAR...................................     $  2,072     $  1,101    $    1,486
                                                                                   =====        =====         =====

SUPPLEMENTAL DISCLOSURES:
   Cash paid for:
      Interest.............................................................     $  3,656     $  3,814     $   2,680
      Income taxes.........................................................           --           --             4

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

                              HURCO COMPANIES, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY





                                                               COMMON STOCK
                                                         -----------------------   ADDITIONAL     CURRENCY       FOREIGN
                                                         SHARES ISSUED              PAID-IN      ACCUMULATED   TRANSLATION
(DOLLARS IN THOUSANDS)                                   & OUTSTANDING    AMOUNT    CAPITAL        DEFICIT      ADJUSTMENT
BALANCES, OCTOBER 31, 1992...........................       5,372,366      $ 537   $ 45,408     $  (7,741)      $(3,506)

Net loss.............................................                                             (21,144)
Translation of foreign currency financial
     statements and related hedging activities.......                                                              (579)
Exercise of common stock options.....................          27,033          3        109
                                                          -----------    -------   --------       --------       -------
BALANCES, OCTOBER 31, 1993...........................       5,399,399        540     45,517       (28,885)       (4,085)


Net loss.............................................                                              (5,791)
Translation of foreign currency financial
   statements and related hedging activities.........                                                                 2
Exercise of common stock options.....................          14,283          1         29
                                                           ----------     ------   --------       --------       -------

BALANCES, OCTOBER 31, 1994...........................       5,413,682        541     45,546       (34,676)       (4,083)


Net income...........................................                                                 204
Translation of foreign currency financial
   statements and related hedging activities.........                                                               (78)
Exercise of common stock options.....................          11,620          2         27
                                                           ----------     ------   --------       --------       -------

BALANCES, OCTOBER 31, 1995...........................       5,425,302      $ 543    $45,573      $(34,472)      $(4,161)
                                                            =========       ====    =======      =========      ========












THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

                              HURCO COMPANIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION. The consolidated financial statements include the accounts of Hurco Companies, Inc. (an Indiana Corporation) and its wholly-owned and controlled subsidiaries (the Company). A 15% ownership interest in an affiliate is carried at cost and is included in Other Assets on the accompanying
Consolidated Balance Sheets. Intercompany accounts and transactions have been eliminated.

STATEMENTS OF CASH FLOWS. The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. Cash flows from hedges are classified consistent with the items being hedged.

TRANSLATION OF FOREIGN CURRENCIES. All balance sheet accounts of non-U.S. subsidiaries are translated at the exchange rate as of the end of the year. Income and expenses are translated at the average exchange rates during the year. Foreign currency translation adjustments are recorded as a separate component of shareholders' equity. Foreign currency transaction gains and losses are recorded as income or expense as incurred.

HEDGING. The Company enters into foreign currency forward exchange contracts periodically to provide a hedge against the effect of foreign currency fluctuations on receivables denominated in foreign currencies and net investments in foreign subsidiaries. Gains and losses related to contracts designated as hedges of receivables denominated in foreign currencies are accrued as exchange rates change and are recognized as "Other (income) expense, net" in the Consolidated Statement of Operations. Gains and losses related to contracts designated as hedges of net investments in foreign subsidiaries are accrued as exchange rates change and are recognized in the "Foreign currency translation adjustment" portion of Shareholders' equity on the Consolidated Balance Sheet.

The Company also enters into foreign currency forward exchange contracts to hedge certain firm intercompany sale commitments denominated in foreign currencies (primarily pound sterling and German marks) for which the Company has firm purchase commitments. The purpose of these instruments is to protect the Company from the risk that the U.S. dollar net cash inflows resulting from the sales denominated in foreign currencies will be adversely affected by changes in exchange rates. Gains and losses on these hedge contracts are deferred and recognized as an adjustment to the related sales transactions.

The U.S. dollar equivalent notional amount of outstanding foreign currency forward exchange contracts was approximately $18,879,000 as of October 31, 1995 ($16,833,000 related to firm intercompany sales commitments) and $8,489,000 as of October 31, 1994. Deferred losses related to hedges of these future sales transactions were approximately $265,000 as of October 31, 1995. Contracts outstanding at October 31, 1995, mature at various times through June 26, 1996. The Company does not enter into these contracts for trading purposes. All contracts are for the sale of currency.

INVENTORIES. Inventories are stated at the lower of cost or market, with cost determined using the first-in, first-out method.

                              HURCO COMPANIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


PROPERTY AND EQUIPMENT. Property and equipment are carried at cost, which includes capitalized interest incurred during the construction period of the asset. No interest was capitalized during the three years ended October 31, 1995. Depreciation and amortization of assets are provided primarily under the straight-line method over the shorter of the estimated useful lives or the lease terms as follows:
                                          NUMBER OF YEARS
Building                                         40
Machines                                         10
Shop and office equipment                         5
Leasehold improvements                            5

REVENUE RECOGNITION. Sales of products and services are recorded when products are shipped or services are performed. Revenue from maintenance contracts is deferred and recognized in earnings on a pro rata basis over the period of the agreement.

PRODUCT WARRANTY. Expected future product warranty expense is recorded when the product is sold.

RESEARCH  AND  DEVELOPMENT   COSTS.  The  costs  associated  with  research  and
development programs for new products and significant product improvements are expensed as incurred. Expenditures and related third-party reimbursements for the last three years were (in thousands):
                                                      YEAR ENDED OCTOBER 31,
                                                      ----------------------
                                                     1995      1994      1993
                                                    ------    ------    ------
Research and development expenditures               $1,362    $1,001    $1,667
Less: amounts reimbursed by third parties              354        14        33
                                                    ------    ------    ------
  Net research and development expenses            $ 1,008    $  987    $1,634
                                                    ======    ======    ======

Costs incurred to develop computer software to be sold or otherwise marketed are capitalized, after technological feasibility is established, and are amortized on a straight-line basis over the estimated product life of the related software which ranges from three to five years. Amortization expense was $864,000, $749,000 and $648,000, respectively, for the three years ended October 31, 1995.

EARNINGS PER SHARE. Earnings per share of common stock are based on the weighted average number of common shares outstanding, which includes the effects of outstanding stock options computed using the treasury method. Such common stock equivalents totaled 118,000 for the twelve month period ended October 31, 1995. Fully diluted earnings per share are the same as primary earnings per share for this period. No effect has been given to options outstanding for 1994 and 1993 as no dilution would result from their exercise.

                             HURCO COMPANIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

INCOME TAXES. Effective November 1, 1993, the Company adopted the provisions of the Statement of Financial Accounting Standards (SFAS) No.109, "Accounting for Income Taxes". The Company adopted this new statement as a cumulative effect of a change in accounting principle with no restatement of prior periods. SFAS 109 utilizes the liability method for computing deferred income taxes and requires that the benefit of certain loss carryforwards be recorded as an asset and that a valuation allowance be established against the asset to the extent it is "more likely than not" that the benefit will not be realized.

ESTIMATES. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales and expenses during the reporting period. Actual results could differ from those estimates.


2.  BUSINESS OPERATIONS

NATURE OF BUSINESS.  The Company designs and produces computer numerical control
(CNC) systems and software and CNC-guided machine tools for sale through its own distribution system to the worldwide machine tool industry. The Company's proprietary CNC systems and related software products are either integrated with machine tools marketed by the Company, sold to machine tool end users or sold to other machine tool manufacturers who integrate them with their own products.

The end market for the Company's products consists primarily of precision tool, die and mold manufacturers, independent job shops and specialized production applications within large corporations. Industries served include: aerospace, defense, medical equipment, energy, transportation and computer industries. The Company's products are sold through over 200 independent agents and distributors in 37 countries throughout North America, Europe and Asia. The Company also maintains direct sales forces in the United States, England, France, Germany and Singapore.

CREDIT RISK. The Company sells products to customers located throughout the world. The Company performs ongoing credit evaluations of customers and generally does not require collateral. Allowances are maintained for potential credit losses, and such losses have been within management's expectations.

Concentration of credit risk with respect to trade accounts receivable is limited due to the large number of customers and their dispersion across many geographic areas. Although a significant amount of trade receivables are with distributors primarily located in the United States, no single distributor or region represents a significant concentration of credit risk.

SIGNIFICANT VENDORS. The Company contracts principally with two machine tool builders located in Taiwan for the manufacture and assembly of CNC machine tool systems, based on the Company's designs and specifications, utilizing CNC systems provided by the Company. Any interruption from these sources would restrict the availability of the Company's machine tools, which would affect operating results adversely. The Company has negotiations in process with other manufacturing sources to increase its capacity and continuously evaluates alternative sources of supply.

                           HURCO COMPANIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

RESTRUCTURING. In fiscal 1995, the Company completed a restructuring program initiated in 1992. Completed actions associated with the restructuring included consolidation of certain operations, increased contract manufacturing of substantially all machine tools, including the related integration of CNC systems, discontinuance of certain product lines, and the design, development and introduction of a new line of machine tools and related CNC systems and software products. These actions resulted in reduced operating expenses in 1994 compared to 1993, improved gross profit margins in 1995 and 1994 and an operating profit in 1995 compared to prior operating losses. Unaudited quarterly results for 1995 and 1994 are set forth in Note 12.

The Company recorded a restructuring charge of $6,750,000 ($1.24 per share) in fiscal 1993 consisting of reserves of $1,482,000 for revaluation of inventories of discontinued products; $2,465,000 for write-downs or loss on disposition of certain assets; and $2,803,000 for accrued liabilities related principally to employee severance costs and lease obligations related to redundant manufacturing and office space. During fiscal 1994 and 1995, the reserves were used for their intended purposes.

3. INVENTORIES

Inventories as of October 31, 1995 and 1994 are summarized below (in thousands):

                                                         1995           1994
                                                      -------        -------

Purchased parts and sub-assemblies ...............    $17,380        $15,252
Work-in-process ..................................      3,523          3,929
Finished goods ...................................      4,335          7,160
                                                      -------        -------
                                                      $25,238        $26,341
                                                      =======        =======


Inventories are recorded net of reserves of $2,831,000 and $3,061,000 for obsolescence and market value adjustments as of October 31, 1995 and 1994, respectively.

At October 31, 1995, approximately $3,200,000 of inventories represent the expected net realizable value for discontinued products, inactive parts and excess/slow-moving parts. Management has a program in place to liquidate these inventories in the normal course of operations and believes no significant losses will be incurred upon disposition. No estimate can be made of a range of amounts of loss that are reasonably possible should the program not be successful.

The loss reported for fiscal 1993 included the effect of a special inventory charge of $3.4 million. $1.7 million of the special charge represented an adjustment to inventory related to manufacturing operations of the Company's Indianapolis operations based on physical inventories priced at established standard costs. $0.5 million of the special charge represented a physical inventory adjustment related to certain discontinued operations. The remaining adjustment of $1.2 million represented an adjustment to reflect current lowered manufacturing costs, as well as increases in reserves for excess and obsolete inventories resulting primarily from various product rationalization programs.

                           HURCO COMPANIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


4.  DEBT AGREEMENTS

Long-term debt as of October 31, 1995 and 1994, consisted of (in thousands):
                                                           1995         1994
                                                        -------      -------
Bank revolving credit facilities ....................   $16,078      $16,964
Bank term loan ......................................     3,996        4,117
11.12% Senior Notes .................................    12,402       12,448
Economic Development Revenue Bonds, Series 1990 .....     1,000        1,000
Other ...............................................       123          284
                                                        -------      -------
                                                         33,599       34,813
Less current portion and amount classified as current     6,357          144
                                                        -------      -------
                                                        $27,242      $34,669
                                                        =======      =======

As of October 31, 1995, long-term debt was payable as follows (in thousands):

Fiscal 1996 ........................................    $ 6,357
Fiscal 1997 ........................................      3,036
Fiscal 1998 ........................................     24,206
                                                        -------
                                                        $33,599
                                                        =======

As of October 31, 1995, the Company had unutilized credit facilities of $5.9 million available for either direct borrowings or commercial letters of credit. As of October 31, 1995 and 1994, the Company had $6,648,000 and $4,696,000,
respectively, of outstanding letters of credit issued to non-U.S. suppliers for inventory purchase commitments.

Interest was payable at 9.0% and 8.0% on the bank revolving credit facility and term loan as of October 31, 1995 and 1994, respectively. Interest was payable on the European credit authorization at rates ranging from 7.3% to 9.4% as of October 31, 1995 and from 8.0% to 8.1% as of October 31, 1994.

The Company's obligations to its lending banks, as well as its obligations to the holders of its outstanding 11.12% Senior Notes, are secured by substantially all of the Company's assets.

Effective  January  26,  1996,  the  agreements   covering  the  Company's  bank
indebtedness and 11.12% Senior Notes were amended. The principal terms of those agreements, as so amended are set forth below.

                              HURCO COMPANIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


       (a)   BANK INDEBTEDNESS.

          The Company's bank agreements provide for a revolving credit facility expiring May 1, 1997 (subject to extension in certain events to November 1, 1997), permitting borrowings at any one time outstanding of up to $27.0 million (inclusive of outstanding letters of credit of up to $9.5 million). Of such borrowings, up to $5.0 million may be drawn in designated European currencies. In addition, the agreements permit the Company to obtain up to $2.0 million of additional letters of credit without reduction of the borrowing limit. The agreements also provide for a term loan of $4.0 million, of which approximately $1.5 million is repayable on July 31, 1996 and the balance is due in two equal installments on September 30, 1996 and 1997. Interest on all outstanding borrowings is payable on a floating rate basis at prime plus 1/4%.

          The agreements condition the banks' lending obligations on the Company's maintenance of a prescribed working capital borrowing base and require the Company to maintain a specified minimum net worth, establish maximum leverage and fixed charge coverage ratios, restrict capital expenditures and investments and prohibit the payment of cash dividends or the redemption of capital stock. The net worth covenant requires that Consolidated Tangible Net Worth (as defined) be not less than $6.75 million plus (i) 50% of cumulative net income subsequent to November 1, 1995 and (ii) 85% of the net proceeds of any equity or subordinated debt financings subsequent to November 1, 1995. The ratio of total consolidated indebtedness (excluding subordinated debt) to Consolidated Tangible Net Worth may not exceed 4.5-to-1 at July 31, 1996 or 4.0-to-1 from October 31, 1996 through the expiration of the facility; provided, that if the Company receives net proceeds of at least $3.0 million from any equity or subordinated debt financing prior to July 31, 1996, the maximum ratio will be 3.55-to-1 from July 30, 1996 through January 30, 1997, 3.0-to-1 from January 31, 1997 through October 30, 1997 and 2.5-to-1 at October 31, 1997. The amended agreements also provide for a contingent monthly fee of not less than $60,000 nor more than $100,000 (but in no event more than $320,000 in the aggregate) for each month, if any, on or after July 31, 1996 in respect of which Consolidated Tangible Net Worth at month end is less than $12.0 million.

       (b)   11.12% SENIOR NOTES.

          At October 31, 1995, the Company had outstanding approximately $12.4 million of its 11.12% Senior Notes, of which approximately $1.8 million was repaid on December 1, 1995. Of the remaining $10.6 million, approximately $1.7 million is due on July 31, 1996 and the balance is due in equal annual installments through 2000. Interest is payable monthly. Until October 31, 1997, the financial covenants with respect to the Senior Notes are identical to those applicable to the Company's bank indebtedness. The note holders participate, on a pro-rata basis, in the contingent monthly fee described above (not to exceed $89,000 in the aggregate).

                              HURCO COMPANIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



             Commencing November 1, 1997, the covenants will become more restrictive and the Company may be unable to comply with such covenants. Accordingly, installment payments due in fiscal years 1998 through 2000 have been classified as payable in fiscal 1998, pending future refinancing or negotiation of modified covenants for periods beyond October 31, 1997. It will be an event of default if the Company does not have a working capital commitment 45 days prior to any termination date of the bank revolving credit facility.

The agreements in effect at October 31, 1995 provided for a contingent fee (not to exceed $500,000 to the banks and a pro-rata amount to the senior note holders) based on the amount, by which the Company's actual gross profit exceeded projected amounts in fiscal years 1995 through 1997. As of October 31, 1995, the maximum fee became fully due and payable in December 1995. Of this fee, $400,000 has been included in interest expense for fiscal 1995 ($360,000 in the fourth quarter) and the remainder of $240,000 will be amortized in fiscal 1996.

The Economic Development Revenue Bonds are payable in five equal annual installments beginning on September 1, 2001 and are secured by a letter of credit issued in the amount of $1,060,000 by the bank. The letter of credit renews annually and expires in September 1996. If the letter of credit is not renewed, the bank agreements provide for deferral of the reimbursement obligation under the letter of credit until the maturity date of the revolving credit facility. Accordingly, the $1,000,000 has been classified payable in fiscal 1998. The Bond's interest rates adjust weekly and, as of October 31, 1995, interest was accruing at a rate of 4.0% (3.55% as of October 31, 1994).

                              HURCO COMPANIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

5. FINANCIAL INSTRUMENTS

The carrying amounts for trade receivables and payables are considered to be their fair values. The carrying amounts and fair values of the Company's other recorded financial instruments at October 31, 1995 are as follows (in thousands):

                                                        October 31, 1995
                                                        ----------------

                                                      Carrying      Fair
(IN THOUSANDS)                                         Amount      Value<F1>
                                                       ------      --------

Long-Term Debt:
Bank revolving credit facilities .................    $16,078     $16,078

Bank term loan ...................................      3,996       3,996

Senior Notes .....................................     12,402      12,567

Economic Development Revenue Bonds ...............      1,000       1,000


<F1> The estimated fair values of Long-Term Debt are based on discounted  future cash flows using current interest rates available to the Company with the same remaining maturities.

The Company also has off-balance sheet financial instruments in the form of foreign currency forward exchange contracts as described in Note 1 to the Consolidated Financial Statements. The U.S. dollar equivalent notional amount and fair value of these contracts were $18,879,000 and $18,918,000, respectively, at October 31, 1995. Current market prices were used to estimate the fair value of the foreign currency forward exchange contracts.

The future value of the foreign currency forward exchange contracts and the related currency positions are subject to offsetting market risk resulting from foreign currency exchange rate volatility. The counterparties to these contracts are substantial and creditworthy financial institutions. Neither the risks of counterparty non-performance nor the economic consequences of counterparty non-performance associated with these contracts are considered by the Company to be material.

6.  INCOME TAXES

Deferred income taxes reflect the effect of temporary differences between the tax basis of assets and liabilities and the reported amounts of those assets and liabilities for financial reporting purposes. Deferred income taxes also reflect the value of net operating losses and an off-setting valuation allowance. The Company's total deferred tax assets and corresponding valuation allowance at October 31, 1995 and October 31, 1994, consisted of the following (in thousands):

                              HURCO COMPANIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                                                                        OCTOBER 31,
                                                                        -----------
                                                                      1995        1994
Tax effects of future tax deductible items related to:
     Accrued restructuring costs ..............................   $   --      $    462
     Accrued obsolescence reserves ............................        671         487
     Accrued warranty expenses ................................        360         314
     Other accrued expenses ...................................      1,024       1,097
                                                                  --------    --------
         Total deferred tax assets ............................      2,055       2,360
                                                                  --------    --------

Tax effects of future taxable differences related to:
     Accelerated tax depreciation and other tax over book
       deductions related to property and equipment ...........       (257)       (447)
     Other ....................................................       (577)       (605)
                                                                  --------    --------
         Total deferred tax liabilities .......................       (834)     (1,052)
                                                                  --------    --------

         Net tax effects of temporary differences .............      1,221       1,308
                                                                  --------    --------

Tax effects of carryforward benefits:
     U.S. federal net operating loss carryforwards,
       expiring 2001-2009 .....................................     10,319       8,790
     Foreign net tax benefit carryforwards
       with no expiration .....................................      2,612       3,403
     U.S. federal general business tax credits,
       expiring 2001-2009 .....................................      1,555       1,505
                                                                  --------    --------
         Tax effects of carryforwards .........................     14,486      13,698
                                                                  --------    --------

         Tax effects of temporary differences and carryforwards     15,707      15,006
         Less valuation allowance .............................    (15,707)    (15,006)
                                                                  --------    --------
         Net deferred tax asset ...............................   $   --      $   --
                                                                  ========    ========

The Company's carryforwards expire at specific future dates and utilization of certain carryforwards is limited to specific amounts each year. Realization is entirely dependent upon generating sufficient future earnings in specific tax jurisdictions prior to the expiration of the loss carryforwards. Due to the uncertain nature of their ultimate realization based upon past performance and expiration dates, the Company has established a full valuation allowance against these carryforward benefits and is recognizing the benefits only as reassessment demonstrates they are realizable. While the need for this valuation allowance is subject to periodic review, if the allowance is reduced, the tax benefits of the carryforwards will be recorded in future operations as a reduction of the Company's income tax expense. During fiscal 1995, the valuation allowance was reduced by $791 to offset foreign income tax expenses.

                              HURCO COMPANIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



Income (loss) before income taxes were (in thousands):
                                                  YEAR ENDED OCTOBER 31,
                                                  ----------------------
                                              1995        1994         1993
Domestic .....................             $(1,786)    $(3,240)     $(13,407)
Foreign ......................               1,990      (2,551)       (7,737)
                                            -------     -------      --------
                                           $   204     $ (5,791)    $(21,144)
                                            =======     ========     ========


Differences  between the  effective  tax rate and
U.S. federal income tax rate were (in thousands):
Tax (benefit) at U.S. Statutory Rate.....  $    71     $ (2,027)    $ (7,400)

Effect of losses without a current
  year tax benefit.......................      625        2,027        7,400

Utilization of net operating loss
  carryforwards..........................     (696)         --            --
                                              -----       -----        -----
Income tax provision (benefit)             $    --     $    --      $     --
                                             ======      ======       =======



7.  EMPLOYEE RETIREMENT BENEFITS

The Company has defined contribution plans that include a majority of its employees worldwide, under which Company contributions are discretionary. The purpose of these defined contribution plans is generally to provide additional financial security during retirement by providing employees with an incentive to save throughout their employment. Company contributions to the plans are based on employee contributions or compensation. These Company contributions totaled $213,000, $214,000, and $323,000 for the years ended October 31, 1995, 1994, and
1993, respectively. The Company offers no other retirement or post-retirement benefit plans.

                              HURCO COMPANIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


8.  STOCK OPTIONS

Stock options may be granted to key employees to purchase shares of common stock at a price not less than the fair market value at the date of grant. Vesting periods are determined at the discretion of the Board of Directors and currently range from 3-5 years. Stock option activity during 1995, 1994 and 1993 is summarized below (number of shares):

                                                     YEAR ENDED OCTOBER 31,
                                                     ----------------------
                                                    1995      1994      1993
Outstanding at beginning of year ..............    354,900   330,717   347,217
     Granted ..................................     62,700   171,500    54,500
     Canceled .................................    (19,080)  (48,534)  (41,167)
     Expired ..................................     (6,200)  (84,500)   (2,800)
     Exercised ................................    (11,620)  (14,283)  (27,033)
                                                  --------  --------  --------
Outstanding at end of year ....................    380,700   354,900   330,717
                                                  ========  ========  ========

Exercisable at end of year ....................    138,600   101,720   152,734
                                                  ========  ========  ========

Available for future grants ...................    140,014   188,634   336,367
                                                  ========  ========  ========


The option price per share ranges for the outstanding options and the price ranges at which the options were exercised during 1995, 1994 and 1993 are summarized below:

                                             YEAR ENDED OCTOBER 31,
                                             ----------------------
                                       1995            1994             1993
Option price .................    $2.13 - $7.50     $2.13-$7.50     $3.00-$10.50
Exercise price ...............    $2.13 - $2.88        $2.13        $3.13- $3.38


As of October 31, 1995 and 1994, the Company had outstanding options for certain members of the Board of Directors to purchase 25,000 and 35,000 shares of the Company's common stock, respectively, at prices ranging from $6.75 to $7.00 per share. All were exercisable as of October 31, 1995 and 1994. The options expire at various dates between 1998 and 1999.

9.  RELATED PARTY TRANSACTIONS

The Company and Air Express International (AEI) are related parties because a common group of shareholders hold a substantial ownership interest in both companies. AEI provides freight forwarding and shipping services for the Company. The cost of these freight services are negotiated on an arms length basis and amounted to $1,438,000, $323,000 and $97,000 for the years ended October 31, 1995, 1994 and 1993, respectively. Trade payables to AEI were $27,000 and $3,000 at October 31, 1995 and 1994, respectively.

                              HURCO COMPANIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


During 1994, the Company acquired an approximate 15% ownership in one of its Taiwanese-based suppliers. This investment is carried at cost and is included in Other Assets. Purchases of product from this supplier are negotiated on an arms length basis and totaled $4,369,000 and $1,178,000 for the years ended October 31, 1995 and 1994, respectively. Trade payables to this supplier at October 31, 1995, were $1,519,000 of which $1,161,000 was supported by letters of credit that will be funded by the Company's bank through December 31, 1995. Trade payables to this supplier at October 31, 1994 were $195,000.

10.      LITIGATION AND CONTINGENCIES

On October 10, 1995, the Company's wholly-owned subsidiary, IMS Technology, Inc.
(IMS), commenced an action in the United States District Court for the Northern District of Illinois against Yamazaki Mazak Corporation; Yamazaki Mazak Trading Corporation; Mazak Corporation; Machinery Systems, Inc.; Fox Tool Co. Inc.; Okuma Machinery Works Ltd.; Okuma America Corporation; Ellison Machinery Company of the Midwest, Inc.; Apollo Machine & Manufacturing Company, Inc.; Arpac Corporation; American Control Technology, Inc.; Nissan Motor Co. Ltd.; Nissan Motor Car Carrier Co., Ltd.; and Nissan Motor Corp. USA, Inc. (collectively the Defendants). The Defendants include end-users of interactive CNCs, machine tool manufacturers who incorporate interactive CNCs in their products and manufacturers of CNCs designed to permit use of interactive methods when coupled to machine tools. IMS has alleged that the Defendants have infringed IMS's Interactive Machining Patents and is seeking monetary damages from, and an injunction against future infringement by, each of the Defendants.

On January 10, 1996, IMS was served notice of an action commenced on November 30, 1995 against IMS in the United States District Court for the Central District of California by Southwestern Industries, Inc. (Southwestern), a manufacturer of CNCs and CNC-guided machine tools, seeking to have the interactive machining patents declared invalid. IMS has until February 10, 1996 to respond to the complaint. On January 11, 1996, IMS commenced an action against each of Southwestern and Bridgeport Machines, Inc., a manufacturer of CNCs and CNC-guided machine tools, alleging infringement by each of these companies of the Interactive Machining Patents and seeking monetary damages and injunctive relief.

Although IMS believes that the Interactive Machining Patents are valid and its claims of patent infringement have substantial merit, it is unable to predict the outcome of any of these actions.

On November 21, 1995, a civil action entitled CALDWELL TRUCKING PRP GROUP V. ADT AUTOMOTIVE, INC., ET AL was filed in the United States District Court for the District of New Jersey by a group of nine companies who have entered into a Consent Decree with the United States Environmental Protection Agency to remediate a site in Fairfield, New Jersey (the Site). The complaint names over 95 defendants, one of whom is the Company, as "successor-in-interest" to two entities from whom the Company purchased certain assets in February 1990. The complaint alleges that the defendants are responsible for contributing hazardous substances to the Site as former customers of Caldwell Trucking or are otherwise potentially responsible parties and seeks recovery of remediation and other

                              HURCO COMPANIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


associated costs. Although the complaint estimates total cleanup costs at approximately $30 million, no apportionment of alleged liability among the group which filed the complaint (who are also potentially responsible parties) or the group of defendants has been indicated at this time. The defendants have until April 1, 1996 to respond to the complaint. Although the Company intends to vigorously defend this claim, based upon the limited amount of information available at this time, the Company is unable to determine the likelihood or the possible amount of any losses related to this action. Accordingly, no provision for any liability that may result has been recognized in the Consolidated Financial Statements.

The Company is involved in various other claims and lawsuits arising in the normal course of business, none of which, in the opinion of management, is expected to have a material adverse effect on its consolidated financial position or results of operations.
11.      OPERATING LEASES

The Company leases facilities and vehicles under operating leases that expire at various dates through 2002. Future payments required under operating leases as of October 31, 1995, are summarized as follows (in thousands):

1996 .............................................    $2,118
1997 .............................................     1,649
1998 .............................................     1,322
1999 .............................................     1,094
2000 .............................................       878
Later Years ......................................     1,197
                                                      ------
Total ............................................    $8,258
                                                      ======

Rental expense for the years ended October 31, 1995, 1994, and 1993 was $1,976,000, $1,820,000, and $2,260,000, respectively.


12.      SUBSEQUENT EVENT

IMS is actively pursuing a program to license the use of interactive machining patents. On January 2, 1996, IMS entered into an agreement with a CNC manufacturer and various of its subsidiaries, none of whom is a defendant in the IMS patent infringement actions discussed in Note 10 above. IMS has granted a non-exclusive license to use the interactive machining patents in exchange for certain fixed payments beginning in fiscal 1996 and continuing through 2001. Over the term of the license, IMS will receive approximately $800,000, net of legal fees and expenses, of which $357,000 is expected to be reflected in income for fiscal 1996. IMS has also received a royalty-free, non-exclusive license (with a right of sublicense to the Company) under four of the licensee's patents. There can be no assurance that IMS will enter into any other license agreements or that the terms of any future license agreements will be similar to those of the initial license.

                              HURCO COMPANIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


13. QUARTERLY HIGHLIGHTS (UNAUDITED)

1995 (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                         FIRST QUARTER     SECOND QUARTER     THIRD QUARTER      FOURTH QUARTER

Sales and service fees...............................      $18,872            $20,687            $22,764            $27,309

Gross profit.........................................        4,658              5,389              5,986              7,437

Gross profit margin percentage.......................         24.7%              26.1%              26.3%              27.2%

Selling, general and administrative  expenses........        4,246              4,616              4,558              5,582

Operating income (loss)..............................          412                773              1,428              1,855

Net income (loss)....................................         (473)              (239)               428<F1>            488<F1>

Earnings (loss) per common share.....................      $  (.09)           $  (.04)           $   .08            $   .09


1994 (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                         FIRST QUARTER     SECOND QUARTER     THIRD QUARTER      FOURTH QUARTER

Sales and service fees...............................      $18,579            $16,209            $17,144            $20,696

Gross profit.........................................        3,444              3,378              3,820              4,923

Gross profit margin percentage.......................         18.5%              20.8%              22.3%              23.8%

Selling, general and administrative  expenses........        4,745              4,402              4,325              4,657

Operating income (loss)..............................       (1,301)            (1,024)              (505)               266

Net income (loss)....................................       (2,168)            (1,786)            (1,215)              (622)

Earnings (loss) per common share.....................      $  (.40)           $  (.33)           $  (.22)           $  (.11)




<F1> Net income in the third and fourth  quarters of fiscal 1995 includes higher interest expense due to $40 and $360 of fees, respectively, payable under the terms of the debt agreements for exceeding certain gross profit goals. An additional $240 fee payable to the lenders as of October 31, 1995, will be expensed ratably during fiscal 1996.


                              HURCO COMPANIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

14.  BUSINESS SEGMENT AND INTERNATIONAL OPERATIONS

The Company operates in one business segment which consists of computer numerical control (CNC) systems and software and CNC-guided machine tools for cutting and forming metals. Summarized information about activities in different geographical areas from which sales are made follows (in thousands):

                                                 UNITED STATES    EUROPE        ASIA        ELIMINATIONS    CONSOLIDATED
1995
Sales to unaffiliated customers.............        $54,172       $32,881       $2,579       $     --       $89,632

Transfers between geographic areas..........         18,374           880          --         (19,254)          --
                                                   --------    ----------    ----------       -------       --------

Total sales.................................        $72,546       $33,761       $2,579       $(19,254)      $89,632
                                                   ========     =========     ========        =======       ========

Operating income (loss).....................        $ 2,570       $ 1,607       $  291                      $ 4,468
                                                   ========     =========     ========                      =======

Identifiable assets as of
     October 31, 1995.......................        $45,255       $15,404       $  762                      $ 61,421
                                                   ========     =========     ========                      ========
1994
Sales to unaffiliated customers.............        $50,682       $21,584       $  362       $   --         $ 72,628

Transfers between geographic areas..........         10,013         1,744          --         (11,757)           --
                                                   --------     ---------     ---------       -------        -------

Total sales.................................        $60,695       $23,328       $  362       $(11,757)      $ 72,628
                                                   ========     =========     ========        =======       ========

Operating loss..............................        $  (346)      $(2,057)      $ (161)                     $ (2,564)
                                                   ========     =========     ========                      =========

Identifiable assets as of
     October 31, 1994.......................        $44,490       $14,641       $  427                      $59,558
                                                   ========     =========     ========                      ========
1993
Sales to unaffiliated customers.............        $51,426       $20,099       $  705       $   --         $72,230

Transfers between geographic areas..........          4,681         6,449          --         (11,130)          --
                                                  ---------     ---------    ----------     ---------       --------

Total sales.................................        $56,107       $26,548       $  705       $(11,130)      $72,230
                                                   ========     =========     ========      ==========      =======

Operating loss..............................       $(11,110)      $(7,036)      $ (177)                     $(18,323)
                                                   ========     =========     ========                      ========

Identifiable assets as of
     October 31, 1993.......................        $50,355       $16,044       $  888                      $67,287
                                                   ========     =========     ========                      =======

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS OF THE REGISTRANT

The following information sets forth the name of each director, his age, tenure as a director, principal occupation and business experience for the last five years:
                                           SERVED AS A
NAME                             AGE      DIRECTOR SINCE

Hendrik J. Hartong, Jr           56             1986

Andrew L. Lewis IV               39             1988

Brian D. McLaughlin              53             1987

E. Keith Moore                   73             1990

Richard T. Niner                 56             1986

O. Curtis Noel                   60             1993

Charles E. Mitchell Rentschler   56             1986


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

Brian D. McLaughlin has been President and Chief Executive Officer of the Company since December, 1987.

E. Keith Moore has served as President of Hurco International, Inc., a subsidiary of the Company, since April 1988. Mr. Moore is also a director of Met-Coil Systems Corporation.

Richard T. Niner has been a general partner of Brynwood Management, the general partner of Brynwood Partners Limited Partnership, since 1984. Mr. Niner is also a director of Air Express International Corporation and Arrow International, Inc.

O. Curtis Noel has been an independent business consultant for more than ten years specializing in market and industry studies, competitive analysis and corporate development programs with clients in the U.S. and abroad.

Charles E. Mitchell Rentschler has served as President and Chief Executive Officer of The Hamilton Foundry & Machine Co. since 1985.

For  a  description  of  transactions   between  the  Company  and  Air  Express
International Corporation, see Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Each director of the Company serves for a term of one year, which expires at the next annual meeting of shareholders of the Company when his successor has been elected. There are no family relationships between any of the directors or executive officers of the Company.


EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding the executive officers of the Company appears in Part I under the caption, "Executive Officers of the Registrant".

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than ten percent (10%) of the Company's common stock, to file initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company with the Securities and Exchange Commission.

To the Company's knowledge, based solely upon a review of copies of such reports furnished to the Company during and pertaining to its most recent fiscal year, and certain written representations, all Section 16(a) filings applicable to the Company's executive officers, directors and greater than ten percent (10%) beneficial owners were made on a timely basis during the most recent fiscal year.

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION

The following table sets forth all compensation paid or accrued during each of the last three fiscal years to the Chief Executive Officer and each of the other most highly compensated executive officers of the Company based on salaries and bonuses earned during fiscal 1995 (the Named Executive Officers). No other executive officer earned more than $100,000 in salary and bonuses during fiscal 1995.

                           SUMMARY COMPENSATION TABLE

                                                                                          Long-Term
                                                Annual Compensation                      Compensation
                                    --------------------------------------------         ------------          All Other
                                                                                                                Compen-
Name and                 Fiscal     Salary         Bonus        Other Annual        Securities Underlying       sation
Principal Position        Year        ($)         ($)<F1>      Compensation ($)           Option<F2>           ($)  <F3>
------------------       ------     ------       ---------     ----------------           ----------           ---------
Brian D. McLaughlin        1995   $226,936      $75,000                --                   10,000               $3,234
President and CEO          1994    220,000           --                --                   70,000<F4>            2,302
                           1993    220,000           --                --                       --                3,036

Roger J. Wolf              1995    139,731       45,000                 --                  15,000                3,063
Sr. VP, Secretary          1994    135,000        7,000           $16,308<F5>                7,000                1,934
Treasurer and CFO          1993     98,654<F6>    5,000<F7>            --                   25,000<F7>              872

James D. Fabris            1995    107,885       45,000                --                    5,000                2,210
Vice President and         1994     98,335           --                --                   13,000                1,295
Pres. Hurco Mfg. Co.       1993     85,150           --             8,935<F8>                7,500                1,864
---------------------------

<F1> Represents cash bonuses earned and paid in the subsequent  year, other than specified below.
<F2> Represents options granted under the stock option plan related to the prior year's performance, other than specified below. The Company has not granted any Stock Appreciation Rights (SARs).
<F3> Represents the Company's  contribution  to the 401-K  Retirement Plan under the Company matching program.
<F4>  Represents  options granted under the stock option plan to replace options that had expired  during the fiscal year.
<F5>  Represents  amounts  reimbursed
during the fiscal year for the payment of taxes related to relocation expenses.
<F6> Represents compensation for January 25, 1993 through October 31, 1993.
<F7> Represents guaranteed bonus and options granted under the stock option plan in connection with initial employment.
<F8> Represents  amounts reimbursed during the fiscal year related to relocation expenses.

STOCK OPTIONS

The following table sets forth information related to options granted to the Named Executive Officers during the 1995 fiscal year. The Company has not granted any Stock Appreciation Rights (SARs).

                      OPTION GRANTS DURING 1995 FISCAL YEAR

                                                     Individual Grants
                            ------------------------------------------------------------          Potential
                                                                                              Realizable Value at
                                             % of Total                                         Assumed Annual
                              Number of       Options                                         Rates of Stock Price
                             Securities     Granted to                                         Appreciation for
                             Underlying      Employees          Exercise                        Option Term <F1>
                              Options        in Fiscal           Price        Expiration     --------------------
Name                          Granted          Year              ($/SH)          Date         5% ($)        10%($)
----                          -------          ----              ------          ----         ------        ------
Brian D. McLaughlin           10,000<F2>         16%             $3.875         12/11/04       63,120       100,508
Roger J. Wolf                 15,000<F2>         24%             $3.875         12/11/04       94,680       150,762
James D. Fabris                5,000<F3>          8%             $3.875         12/11/04       31,560        50,254

----------------------------

<F1> The potential  realizable  value  illustrates  value that might be realized upon the exercise of the options immediately prior to the expiration of their terms, assuming the specified compounded rates of appreciation on the Company's common stock from the date of grant through the term of the options. These numbers do not take into account provisions that may result in termination of the options following termination of employment or the vesting periods of three years.
<F2>  Options may be  exercised  in three equal  annual  installments,  or parts thereof, commencing on the first anniversary date of the grant.
<F3>  Options  may be  exercised  in five equal  annual  installments,  or parts thereof, commencing on the first anniversary date of the grant.

The following table sets forth information related to options exercised during the 1995 fiscal year and options held at fiscal year-end by the Named Executive Officers. The Company does not have any outstanding SARs.

      AGGREGATED OPTION EXERCISES IN FISCAL 1995 AND YEAR-END OPTION VALUES
                                                                                                 Value of
                                                                  Number of                     Unexercised
                                                           Securities Underlying               In-the-Money
                            Shares                           Unexercised Options                 Options
                           Acquired                             at FY-End (#)               at FY-End ($)<F1>
                              on            Value        -------------------------        --------------------
                           Exercise       Realized         Exer-           Unexer-          Exer-      Unexer-
NAME                         (#)            ($)          cisable           cisable        cisable      cisable
----                       ---------     ---------       -------           -------        -------      -------
Brian D. McLaughlin           --             --           52,100            62,900         72,188      164,063
Roger J. Wolf                 --             --           12,310            34,690          7,219       40,906
James D. Fabris               --             --            9,500            20,500         33,025       62,100

-----------------------------------------

<F1> Value is calculated  based on the closing  market price of the common stock on October 31, 1995 ($5.625) less the option exercise price.


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


EMPLOYMENT CONTRACTS

Brian D. McLaughlin entered into an employment contract on December 14, 1987. The contract term is month-to-month. Mr. McLaughlin's salary and bonus arrangements are set annually by the Board of Directors. Other compensation, such as stock option grants, is awarded periodically at the discretion of the Board of Directors. As part of that contract, Mr. McLaughlin is entitled to 12 months' salary if his employment is terminated for any reason other than gross misconduct.

Roger J. Wolf entered into an employment contract on January 8, 1993. The contract term is unspecified. Mr. Wolf's salary and bonus arrangements are set annually by the Board of Directors. Other compensation, such as stock option grants, is awarded periodically at the discretion of the Board of Directors. As part of that contract, Mr. Wolf is entitled to 12 months' salary if his employment is terminated without just cause.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

During fiscal 1995, the members of the Compensation Committee were Hendrik J. Hartong, Jr., O. Curtis Noel and Charles E. Mitchell Rentschler. None of the Committee members is a current or former officer or employee of the Company or any of its subsidiaries. Mr. Hartong is a director of Air Express International
(AEI). Mr. Hartong is also a general partner of Brynwood Management, which is the general partner of Brynwood Partners Limited Partnership, which has substantial ownership interest in AEI. AEI provides freight forwarding and shipping services for the Company. The cost of these freight services are negotiated on an arms-length basis and amounted to $1,438,000 for the fiscal year ended October 31, 1995. None of the Committee members are involved in any other relationships requiring disclosure as an interlocking officer / director.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT

The following table sets forth information as of January 10, 1996, regarding beneficial ownership of the Company's common stock by each director and named executive officer, by all directors and executive officers as a group, and by certain other beneficial owners of more than 5% of the common stock. Each such person has sole voting and investment power with respect to such securities, except as otherwise noted.


                                                    SHARES BENEFICIALLY OWNED
                                                    -------------------------
NAME AND ADDRESS                                    NUMBER            PERCENT
----------------                                    ------            -------

                             OTHER BENEFICIAL OWNERS
Brynwood Partners Limited Partnership            1,390,001             25.6%
Two Soundview Avenue
Greenwich, Connecticut 06830

Wellington Management Co.                          527,700<F1>           9.7%
75 State Street
Boston, Massachusetts 02109

The TCW Group, Inc.                                448,000               8.3%
865 South Figueroa Street
Los Angeles, California 90017


                        DIRECTORS AND EXECUTIVE OFFICERS

Hendrik J. Hartong, Jr                           1,408,915<F2><F3><F4> 26.0%

Andrew L. Lewis IV                                  12,500<F3>          0.2%

Brian D. McLaughlin                                 86,633<F5><F6>      1.6%

E. Keith Moore                                      48,790<F7><F8>      0.9%

Richard T. Niner                                 1,415,301<F2><F3>     26.0%

O. Curtis Noel                                       5,000<F3>          0.1%

Charles E. Mitchell Rentschler                      17,500<F3><F9>      0.3%

Roger J. Wolf                                       25,260<F10>         0.5%

James D. Fabris                                     14,800<F11>         0.3%

Executive officers and directors                 1,664,598<F2><F12>    30.7%
as a group (12 persons)





<F1> Wellington Management Co. (WMC), a registered investment advisor, is deemed to have beneficial ownership of 527,700 shares of the Company's common stock, which is owned by various advisory clients of WMC. WMC has no voting power for 105,000 shares and shared voting power for 422,700 shares. WMC has shared investment power for all shares.

<F2>  Includes the shares owned by Brynwood  Partners  Limited  Partnership,  of which the sole general partner is Brynwood Management, a general partnership. Mr. Hartong and Mr. Niner are general partners of Brynwood Management and accordingly may be deemed to have beneficial ownership of these shares. These shares have shared voting and investment power.

<F3> Includes  5,000 shares  subject to options that are  exercisable  within 60 days.

<F4> Includes 100 shares owned by Mr.  Hartong's wife, as to which shares he may be deemed to have beneficial ownership; also includes 3,000 shares which have shared voting and investment power.

<F5> Includes  58,433 shares subject to options held by Mr.  McLaughlin that are exercisable within 60 days; excludes 56,567 shares subject to options that are not exercisable within the next 60 days.

<F6> Includes 2,100 shares owned by Mr.  McLaughlin's  wife and children,  as to which shares he may be deemed to have beneficial ownership.

<F7>  Includes  10,800  shares  subject  to options  held by Mr.  Moore that are exercisable within 60 days; excludes 200 shares subject to options that are not exercisable within the next 60 days.

<F8> Includes 1,320 shares owned by Mr.  Moore's wife and children,  as to which shares he may be deemed to have beneficial ownership.

<F9> Includes 5,000 shares owned by Mr. Rentschler's wife, as to which he may be deemed to have beneficial ownership.

<F10> Includes 22,260 shares subject to options that are  exercisable  within 60 days; excludes 24,740 shares subject to options that are not exercisable within the next 60 days.

<F11> Includes 14,300 shares subject to options that are  exercisable  within 60 days; excludes 15,700 shares subject to options that are not exercisable within the next 60 days.
<F12> Includes 148,993 shares subject to options that are exercisable  within 60 days.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company and Air Express International (AEI) are related parties because Brynwood Partners Limited Partnership holds a substantial ownership interest in both companies. Two of the Company's directors, Hendrik J. Hartong, Jr. and Richard T. Niner, are general partners of Brynwood Management, which is the general partner of Brynwood Partners Limited Partnership. AEI provides freight forwarding and shipping services for the Company. The cost of these freight services are negotiated on an arms length basis and amounted to $1,438,000 the year ended October 31, 1995.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1. FINANCIAL STATEMENTS. The following consolidated financial statements of Registrant are included herein under Item 8 of Part II:



         Reports of Independent Accountants
         Consolidated Statements of Operations - years
           ended October 31, 1995, 1994 and 1993
         Consolidated Balance Sheets - as of October 31, 1995 and 1994 Consolidated Statements of Cash Flows - years ended October 31, 1995, 1994 and 1993
         Consolidated Statements of Changes in Shareholders' Equity -
           years ended October 31, 1995, 1994 and 1993
         Notes to Consolidated Financial Statements

     2.  FINANCIAL  STATEMENT  SCHEDULES.   The  following  financial  statement
         schedule is included in this Item.


         Schedule II - Valuation and Qualifying
           Accounts and Reserves


     All other financial statement schedules are omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

(b)  REPORTS ON FORM 8-K

     No reports on Form 8-K were filed during the three months ended October 31, 1995.

(c)  EXHIBITS

     Exhibits are filed with this Form 10-K or incorporated herein by reference.

          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
               FOR THE YEARS ENDED OCTOBER 31, 1995, 1994 AND 1993
                             (Dollars in thousands)


                                        Balance at         Charged to      Charged                              Balance
                                        Beginning           Costs and      to Other                               at End
Description                             of Period           Expenses       Accounts          Deductions         of Period
-----------                             ---------           --------       --------          ----------         ---------
Allowance for doubtful accounts for the year ended:
   October 31, 1995                     $ 1,046              $     31       $     --         $        7<F1>      $   1,070
                                        =======              ========       =========         =========          =========

   October 31, 1994                     $    979             $     78       $     --         $       11<F2>      $   1,046
                                        ========             ========       =========         =========          =========

   October 31, 1993                     $    892             $    216       $     --         $      129<F3>      $     979
                                        ========             ========       =========         =========          =========


Accrued warranty expenses for the year ended:
   October 31, 1995                     $ 1,170              $  1,541       $    --          $    1,320          $   1,391
                                        =======              ========       ========          =========          =========

   October 31, 1994                     $ 1,084              $  1,539       $    --          $    1,453          $   1,170
                                        =======              ========       ========         ==========          =========

   October 31, 1993                     $ 1,074              $  1,054       $    --          $    1,044          $   1,084
                                        =======              ========       =========        ==========          =========


----------

<F1>  Receivable  write-offs  of  $42,000,  net of cash  recoveries  on accounts previously written off of $35,000.
<F2>Receivable  write-offs  of  $20,000,  net of  cash  recoveries  on  accounts previously written off of $9,000.
<F3>Receivable write-offs of $129,000. There were no cash recoveries on accounts previously written off.

                                 EXHIBITS INDEX


EXHIBITS FILED.  The following exhibits are filed with this Report:

10.20.15 First Amendment to the Credit Agreement, dated January 31, 1995, between the Registrant and NBD Bank (formerly known as NBD Bank, N.A.)

10.20.16 Second Amendment to Letter Agreement (European Facility), dated January 31, 1995, among the Registrant's foreign subsidiaries and NBD Bank.

10.20.17 Amendment to Intercreditor, Agency and Sharing Agreement, dated January 31, 1995, among the Registrant, NBD Bank, Principal Mutual Life Insurance Company and NBD Bank as Agent.

10.20.18 Second Amendment to the Credit Agreement, dated May 31, 1995, between the Registrant and NBD Bank.

10.20.19 Third Amendment to Letter Agreement (European Facility), dated May 31, 1995, among the Registrant's foreign subsidiaries and NBD Bank.

10.20.20 Second Amendment to Intercreditor, Agency and Sharing Agreement, dated May 31, 1995, among the Registrant, NBD Bank, Principal Mutual Life Insurance Company and NBD Bank as Agent.

10.20.21 Third Amendment to the Credit Agreement, dated July 31, 1995, between the Registrant and NBD Bank.

10.20.22 Fourth Amendment to Letter Agreement (European Facility), dated August 1, 1995, among the Registrant's foreign subsidiaries and NBD Bank.

10.20.23 Third Amendment to Intercreditor, Agency and Sharing Agreement, dated July 31, 1995, among the Registrant, NBD Bank, Principal Mutual Life Insurance Company and NBD Bank as Agent.

10.20.24 Fourth Amendment to the Credit Agreement, dated December 22, 1995, between the Registrant and NBD Bank.

10.20.25 Fourth Amendment to Intercreditor, Agency and Sharing Agreement, dated December 22, 1995, among the Registrant, NBD Bank, Principal Mutual Life Insurance Company and NBD Bank as Agent.

10.42.4 Amendment and Notes Modification Agreement, dated January 31, 1995, between the Registrant and Principal Mutual Life Insurance Company.

10.42.5 Amendment to Amended and Restated Note Agreement, dated May 31, 1995, between the Registrant and Principal Mutual Life Insurance Company.

10.42.6 Third Amendment to Amended and Restated Note Agreement, dated July 31, 1995, between the Registrant and Principal Mutual Life Insurance Company.

11            Statement re: computation of per share earnings.

21            Subsidiaries of the Registrant.

23            Consent of Independent Public Accountants - Arthur Andersen LLP.

23.1          Consent of Independent Public Accountants - Coopers & Lybrand LLP.

27            Financial Data Schedule (electronic filing only).

EXHIBITS INCORPORATED BY REFERENCE. The following exhibits are incorporated into this Report:
3.1 Amended and Restated Articles of Incorporation of the Registrant, incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended October 31, 1989.

3.2 Amended and Restated By-Laws of the Registrant, incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended October 31, 1990.

4.1 Stock Purchase Agreement dated June 16, 1986, between the Registrant and Brynwood Partners Limited Partnership, incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended May 4, 1986.

4.3           Stock  Purchase  Agreement  between  the  Registrant  and Brynwood
              Partners Limited Partnership, dated April 30, 1987, incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended April 30, 1987.

10.13 The Underlease between Dikappa (Number 220) Limited and Northern & London Investment Trust limited dated December 2, 1982, incorporated by reference to its Registration Statement on Form S-1, No.2-82804 dated April 1, 1983.

10.14 Amended and Restated 1983 Stock Option Plan of the Registrant, effective January 1, 1987, incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended April 30, 1987.

10.20.1 Term Loan Agreement dated September 9, 1991, between the Registrant and NBD Bank, N.A., incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended October 31, 1991.

10.20.5 Letter Agreement (European Facility) dated June 17, 1993, between the Registrant's subsidiaries and NBD Bank, N.A., incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended October 31, 1993.

10.20.8 Credit Agreement and Amendment to the Term Loan Agreement and Reimbursement Agreement dated March 24, 1994, between the Registrant and NBD Bank, N.A., incorporated by reference to the Registrant's Current Report on Form 8-K dated August 1, 1994.

10.20.9 Amendment to Letter Agreement (European Facility) dated March 24, 1994, between the Registrant's foreign subsidiaries and NBD Bank, N.A., incorporated by reference to the Registrant's Current Report on Form 8-K dated August 1, 1994.

10.20.10 Intercreditor, Agency and Sharing Agreement dated March 24, 1994, between the Registrant, NBD Bank, N.A., Principal Mutual Life
              Insurance Company and NBD Bank, N.A. as collateral agent, incorporated by reference to the Registrant's Current Report of Form 8-K dated August 1, 1994.

10.20.11 Security Agreement dated March 24, 1994, between the Registrant and NBD Bank, N.A. as collateral agent, incorporated by reference to the Registrant's Current Report on Form 8-K dated August 1, 1994.

10.20.13      Guaranty   Agreement  dated  March  24,  1994,   between   Autocon
              Technologies, Inc. and NBD Bank, N.A., incorporated bY reference to the Registrant's Current Report on Form 8-K dated August 1, 1994.

10.20.14 Pledge Agreement dated March 24, 1994, between the Registrant and NBD Bank, N.A. as collateral agent, incorporated by reference to the Registrant's Current Report on Form 8-K dated August 1, 1994.

10.34         Employment   Agreement   between  the   Registrant  and  Brian  D.
              McLaughlin, dated December 14, 1987, incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended October 31, 1987.

10.39 Non-qualified Stock Option Agreement between the Registrant and Andrew L. Lewis IV, effective November 17, 1988, incorporated by reference to its Registration Statement on Form S-8 dated February 16, 1989.

10.42.2 Amended and Restated Note Agreement dated March 24, 1994, between the Registrant and Principal Mutual Life Insurance Company, incorporated by reference to the Registrant's Current Report on Form 8-K dated August 1, 1994.

10.42.3 Guaranty Agreement dated March 24, 1994, between Autocon Technologies, Inc. and Principal Mutual Life Insurance Company, incorporated by reference to the Registrant's Current Report on Form 8-K dated August 1, 1994.

10.44         Non-Qualified Stock Option Agreement between the Registrant and O.
              Curtis Noel effective, March 3, 1993, incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended October 31, 1993.

10.45 Employment Agreement between the Registrant and Roger J. Wolf dated January 8, 1993, incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended October 31, 1993.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, this 29 day of January, 1996.

                                      HURCO COMPANIES, INC.


                                      By:/S/ROGER J. WOLF
                                      -------------------
                                         Roger J. Wolf
                                         Senior Vice-President,
                                         Secretary, Treasurer and
                                         Chief Financial Officer




Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


SIGNATURE AND TITLE(S)                                      DATE


/S/BRIAN D. MCLAUGHLIN                               January 29, 1996
----------------------
Brian D. McLaughlin, Director,
President and Chief Executive Officer
of Hurco Companies, Inc.
(Principal Executive Officer)


/S/ROGER J. WOLF                                     January 29, 1996
----------------
Roger J. Wolf
Senior Vice-President,
Secretary, Treasurer and
Chief Financial Officer
of Hurco Companies, Inc.
(Principal Financial Officer)


/S/THOMAS L. BROWN                                   January 29, 1996
------------------
Thomas L. Brown
Corporate Controller
of Hurco Companies, Inc.
(Principal Accounting Officer)

/S/HENDRIK J. HARTONG                                January 29, 1996
---------------------
Hendrik J. Hartong, Jr., Director


/S/ANDREW L. LEWIS                                   January 29, 1996
------------------
Andrew L. Lewis, IV, Director


/S/KEITH MOORE                                       January 29, 1996
--------------
E. Keith Moore, Director


/S/RICHARD T. NINER                                  January 29, 1996
-------------------
Richard T. Niner, Director


/S/O. CURTIS NOEL                                    January 29, 1996
-----------------
O. Curtis Noel, Director


/S/CHARLES E.M. RENTSCHLER                           January 29, 1996
--------------------------
Charles E.M. Rentschler, Director