Form 10-Q
period 1996-01-31
HURCO COMPANIES INC
filed 1996-03-18
CIK 315374

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q



(Mark One)

  X   Quarterly  report  pursuant  to  section  13 or  15(d)  of the  Securities
 ---  Exchange Act of 1934 for the  quarterly  period ended  January 31, 1996 or

      Transition report pursuant to section 13 or 15(d) of the Securities --- Exchange Act of 1934 for the transition period from _________ to
      _________.


Commission File No. 0-9143


                              HURCO COMPANIES, INC.
             (Exact name of registrant as specified in its charter)

           INDIANA                                      35-1150732
 (State or other jurisdiction of         (I.R.S. Employer Identification Number)
  incorporation or organization)

            ONE TECHNOLOGY WAY
          INDIANAPOLIS, INDIANA                                      46268
   (Address of principal executive offices)                       (Zip code)

Registrant's telephone number, including area code              (317) 293-5309
                                                                --------------



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to the filing requirements for the past 90 days:
                                        Yes  X   No




The number of shares of the Registrant's common stock outstanding as of February 27, 1996 was 5,426,482.

                              HURCO COMPANIES, INC.
                     January 1996 Form 10-Q Quarterly Report


                                TABLE OF CONTENTS



                         PART I - FINANCIAL INFORMATION




Item 1.       Condensed Financial Statements

              Consolidated Statement of Operations -
                  Three months ended January 31, 1996 and 1995

              Consolidated Balance Sheet -
                  As of January 31, 1996 and October 31, 1995

              Consolidated Statement of Cash Flows -
                  Three months ended January 31, 1996 and 1995

              Notes to Consolidated Financial Statements

Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations



                           PART II - OTHER INFORMATION



Item 1.       Legal Proceedings

Item 6.       Exhibits and Reports on Form 8-K


Signatures

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS



                              HURCO COMPANIES, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                      (In thousands, except per-share data)



                                                  THREE MONTHS ENDED JANUARY 31,
                                                      1996              1995
-------------------------------------------------------------------------------
                                                            (Unaudited)

SALES AND SERVICE FEES..........................  $  23,224           $  18,872

Cost of sales and service.......................     16,749              14,214
                                                 ----------          ----------

     GROSS PROFIT...............................      6,475               4,658


Selling, general and administrative expenses....      5,049               4,246
                                                 ----------          ----------

     OPERATING INCOME...........................      1,426                 412

Interest expense................................      1,130                 904

Other (income) expense, net.....................       (276)                (19)
                                                 ----------          -----------

     Income (loss) before income taxes..........        572                (473)

Income tax expense (benefit)....................         --                  --
                                                 ----------           ----------

NET INCOME (LOSS)............................... $      572           $    (473)
                                                 ==========           ==========


EARNINGS (LOSS) PER COMMON SHARE................ $      .10           $    (.09)
                                                 ===========          ==========


WEIGHTED AVERAGE COMMON SHARES OUTSTANDING......      5,579                5,415
                                                 ==========           ==========




THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

                              HURCO COMPANIES, INC.
                           CONSOLIDATED BALANCE SHEET
                             (Dollars in thousands)

                                                        January 31,  October 31,
                                                           1996         1995
ASSETS                                                 (Unaudited)    (Audited)
CURRENT ASSETS:
     Cash and cash equivalents .........................   $    917    $  2,072
     Accounts receivable ...............................     17,004      17,809
     Inventories .......................................     26,144      25,238
     Other .............................................        668       1,237
                                                           --------    --------
         Total current assets ..........................     44,733      46,356
                                                           --------    --------

PROPERTY AND EQUIPMENT .................................     10,324      10,629
SOFTWARE DEVELOPMENT COSTS,
   LESS AMORTIZATION ...................................      3,849       3,513
OTHER ASSETS ...........................................        964         923
                                                           --------    --------
           Total non-current assets ....................     15,137      15,065
                                                           --------    --------
                                                           $ 59,870    $ 61,421
                                                           ========    ========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable ..................................   $ 10,014    $ 10,570
     Accrued expenses ..................................      7,642       9,552
     Current portion of long-term debt .................      6,278       6,357
                                                           --------    --------
         Total current liabilities .....................     23,934      26,479
                                                           --------    --------

NON-CURRENT LIABILITIES
     Long-term debt ....................................     27,691      27,242
     Other long-term obligations .......................        658         217
                                                           --------    --------
            Total non-current liabilities ..............     28,349      27,459
                                                           --------    --------
SHAREHOLDERS' EQUITY:
     Preferred stock:  $100 par value
       per share; 40,000 shares authorized;
       no shares issued ................................       --          --
     Common stock: no par value; $.10
       stated value per share; 7,500,000
       shares authorized; and 5,426,482
       and 5,425,302 shares issued, respectively .......        543         543
     Additional paid-in capital ........................     45,573      45,573
     Accumulated deficit ...............................    (33,901)    (34,472)
     Foreign currency translation adjustment ...........     (4,628)     (4,161)
                                                           --------    --------
         Total shareholders' equity ....................      7,587       7,483
                                                           --------    --------
                                                           $ 59,870    $ 61,421
                                                           ========    ========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.


                              HURCO COMPANIES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Dollars in thousands)

                                                            THREE MONTHS ENDED JANUARY 31,
                                                                   1996         1995
                                                                     (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss) ......................................   $    572    $   (473)
     Adjustments to reconcile net income (loss) to net
     cash provided by (used for) operating activities:
       Depreciation and amortization ........................        780         643
       Change in assets and liabilities:
         (Increase) decrease in accounts receivable .........        418        (114)
         (Increase) decrease in inventories .................     (1,267)       (922)
         Increase (decrease) in accounts payable ............       (521)     (1,141)
         Increase (decrease) in accrued expenses ............     (1,778)       (688)
         Other ..............................................        519         107
                                                                --------    --------
         NET CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES     (1,277)     (2,588)
                                                                --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from sale of equipment ........................          2        --
     Purchases of property and equipment ....................       (101)        (84)
     Software development costs .............................       (284)       (223)
     Other investments ......................................         37          12
                                                                --------    --------
         NET CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES       (346)       (295)
                                                                --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net short-term (repayment) borrowings ..................        (84)       --
     Proceeds from long-term borrowings .....................     20,661      13,328
     Repayment of long-term borrowings ......................    (20,099)    (10,539)
     Proceeds from exercise of common stock options .........       --             4
                                                                --------    --------
         NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES        478       2,793
                                                                --------    --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH .....................        (10)         28
                                                                --------    --------
         NET INCREASE (DECREASE) IN CASH ....................     (1,155)        (62)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ............      2,072       1,101
                                                                --------    --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD ..................   $    917    $  1,039
                                                                ========    ========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   GENERAL

The condensed financial information as of January 31, 1996 and 1995 is unaudited but includes all adjustments which the Company considers necessary for a fair presentation of financial position at those dates and its results of operations and cash flows for the three months then ended. It is suggested that those condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended October 31, 1995.


2.   HEDGING

The U.S. dollar equivalent notional amount of outstanding foreign currency forward exchange contracts was approximately $15,270,000 as of January 31, 1996 (of which $12,733,000 related to hedges of firm intercompany sales commitments) and $18,879,000 as of October 31, 1995. Deferred gains related to hedges of intercompany sales commitments were approximately $388,000 as of January 31, 1996. Contracts outstanding at January 31, 1996 mature at various times through August 30, 1996.

3.   EARNINGS PER SHARE

Earnings per share of common stock are based on the weighted average number of common shares outstanding, which includes, for the first quarter of fiscal 1996, common stock equivalents related to outstanding stock options computed using the treasury method. Such common stock equivalents totaled 153,000 shares. Fully diluted earnings per share are the same as primary earnings per share for this period. No effect has been given to options outstanding for the three months ended January 31, 1995 as no dilution would result from their exercise.

4.   ACCOUNTS RECEIVABLE

The allowance for doubtful accounts was $1,068,000 as of January 31, 1996 and $1,070,000 as of October 31, 1995.


5.   INVENTORIES

Inventories, priced at the lower of cost (first-in, first-out method) or market are summarized below (in thousands):

                                             JANUARY 31, 1996   OCTOBER 31, 1995
                                             ----------------   ----------------

 Purchased parts and sub-assemblies             $   18,001          $  17,380
 Work-in-Process                                     2,964              3,523
 Finished Goods                                      5,179              4,335
                                                 ----------           --------
                                                $   26,144          $  25,238
                                                 ==========          =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

THREE MONTHS ENDED JANUARY 31, 1996 COMPARED TO THREE MONTHS ENDED JANUARY 31, 1995

Total sales and service fees for the first quarter of fiscal 1996 increased $4.4 million over the first quarter of fiscal 1995. This sales growth of 23% was principally due to increased shipments of machine tool products in Europe. The introduction of the Company's new "Advantage Series" machine tool product line in Europe in the latter part of fiscal 1995 had resulted in an unusually high backlog in Europe at the beginning of fiscal 1996. This high backlog, as well as an increased availability of products for shipment, contributed to the strong first quarter 1996 sales results.

In the United States, sales and service fees for the first quarter of 1996 increased $810,000, or 7%, over the comparable 1995 period. Machine tool sales increased $745,000, or 14%, over fiscal 1995 first quarter sales because of additional availability of the "Advantage Series" products. Sales of CNC systems and software increased $166,000, or 5%, over fiscal 1995 first quarter sales because of higher unit sales, primarily to major original equipment manufacturers. These increases were offset, however, by a decrease of $101,000, or 4%, in service parts and fees from fiscal 1995 first quarter sales.

European sales and service fees increased $3.4 million, or 49%, over the first quarter of fiscal 1995 and accounted for 44% of total sales in the first quarter of fiscal 1996 compared to 37% for the same quarter of fiscal 1995. As previously noted, these increases were primarily due to the Company's introduction of the new "Advantage Series" machine tool product line in the latter part of fiscal 1995. Approximately $359,000 (10.6%) of the increase represents the effect of stronger European currencies when translating sales to U.S. dollars.

Gross profit increased by $1.8 million, or 39%, for the first quarter of fiscal 1996 over the comparable period of fiscal 1995 due to the increased sales and an increase in the gross profit margin, as a percentage of sales, from 24.7% in fiscal 1995 to 27.9% in fiscal 1996. The improvement in gross profit margin was primarily due to an increased percentage of higher-margin European sales, including sales of the higher-margin "Advantage Series" products, in the total worldwide sales mix.

Selling, general and administrative (SG&A) expenses for the first quarter of fiscal 1996 increased 19% compared to the corresponding 1995 period, principally because of increased selling expenses associated with increased unit volume, planned product introduction and promotion costs and normal annual compensation adjustments. SG&A expenses, as a percentage of sales and service fees, was 22% in the first quarter of fiscal 1996 compared to 23% for the same quarter of fiscal 1995.

The Company generated $1.4 million of operating income in the first quarter of fiscal 1996, nearly 3 1/2 times the $412,000 reported for the first quarter of fiscal 1995, because of higher sales and improvements in gross profit margins.

Interest expense for the first quarter of fiscal 1996 increased $226,000 over the amount reported in the same period of fiscal 1995 due to the amortization of the remaining $240,000 of the non-recurring contingent fees paid to the Company's lenders based on fiscal 1995 operating results.

Other income for the first quarter of fiscal 1996 includes $308,000 of income, net of legal fees, related to a patent license executed in January 1996.

No income tax expense has been provided for the first quarter of fiscal 1996. The income tax liability incurred in certain tax jurisdictions was offset by the reversal of valuation allowance reserves against the Company's net operating loss carryforwards.

Worldwide new order bookings for the first quarter of fiscal 1996 were $20.0 million, a decrease of $2.4 million, or 11%, from the first quarter of fiscal 1995. While international orders increased $1.5 million, or 20%, over the first quarter of fiscal 1995, domestic machine tool orders were substantially lower than those recorded during the 1995 first quarter. Domestic bookings during the first quarter of fiscal 1995 reflected unusually high demand for the "Advantage Series" machine tool line introduced in the United States in late fiscal 1994, fueled in part by distributor anticipation of limited product availability. The increasing availability of new products for shipment in the latter part of fiscal 1995 enabled the Company to assure its domestic customers shorter delivery times, which, along with somewhat slower machine tool demand, contributed to a reduction in domestic machine tool orders for the first quarter of fiscal 1996 compared to the fourth quarter of fiscal 1995. As a result, total backlog of $12.3 million at January 31, 1996 was lower than the near record $16.1 million at the end of fiscal 1995, although the January 31, 1996 backlog remained above the $10.6 million reported at January 31, 1995.

The Company manages its foreign currency exposure through the use of foreign currency forward exchange contracts. The Company does not speculate in the financial markets and, therefore, does not enter into those contracts for trading purposes. The Company also moderates its currency risk related to significant purchase commitments with certain foreign vendors through price adjustment agreements that provide for a sharing of, or otherwise limit, the potential adverse effect of currency fluctuations on the costs of purchased products. The results of these programs achieved management's objectives for the first quarter of fiscal 1996.

LIQUIDITY AND CAPITAL RESOURCES

At January 31, 1996, the Company had cash and cash equivalents of $917,000 compared to $2.1 million at October 31, 1995. Cash used for operations totaled $1.3 million in the first quarter of fiscal 1996 compared to $2.6 million in the same period of fiscal 1995. During the first quarter of fiscal 1996, accounts receivable decreased by $418,000 because of lower sales in the quarter compared to the fourth quarter of fiscal 1995. Inventories increased by $1.3 million primarily due to higher levels of machine tools, both on-hand and in-transit from the Company's contract builders, to support enhanced product delivery time to customers. Accounts payable and accrued expenses decreased during the 1996 first quarter by $2.3 million primarily because of seasonal payments, related to fiscal 1995 operations, for incentive compensation, value-added taxes in Europe and non-recurring contingent fees of $600,000 due the Company's lenders.

Working capital was $20.8 million at January 31, 1996, compared to $19.9 million at October 31, 1995. During the first quarter of fiscal 1996, total debt increased by $370,000. New borrowings, along with cash and cash equivalents available at October 31, 1995, were used to fund operations during the quarter.

As of January 31, 1996, the Company had unutilized credit facilities of $5.0 million available for either direct borrowings or commercial letters of credit.

Under the terms of the Company's agreements with its lenders, which were amended and restated effective January 26, 1996, $6.3 million of term loan payments are due and payable over the next 12 months, including approximately $3.2 million in installment payments which are due on July 31, 1996. Although management believes that anticipated cash flow from operations, together with available borrowings under the Company's bank credit facilities, will be sufficient to enable the Company to meet its anticipated cash requirements for the next 12 months, including scheduled debt amortization payments, there is no assurance that planned cash flows will be achieved. Should cash flow from operations be less than currently anticipated, the Company may be required to limit planned investments in new products, equipment and business development opportunities.

In order to provide additional liquidity and working capital, the Company is considering alternatives for raising approximately $5.0 million of additional capital through the issuance and sale of equity or subordinated debt securities. The Company has no present agreements or arrangements for obtaining such additional capital and there can be no assurance that it will be obtainable on acceptable terms. Although the Company has no obligation to seek or obtain such additional capital, if it is not obtained, the Company may be subject to increased fees to its lenders.




                           PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

IMS Technology, Inc. (IMS), a wholly-owned subsidiary of the Company, owns various domestic and foreign patents covering the machining method practiced when a machine tool is integrated with an interactive CNC (the Interactive Machining Patents).

IMS commenced an action in October 1995 in the U.S. District Court for the Northern District of Illinois against Yamazaki Mazak, Machinery Systems, Inc., Okuma Machinery Works Ltd., Nissan Motor Co., Ltd., Nissan Motor Corp. USA, Inc. and various distributors and end-users. IMS has alleged that these parties have infringed IMS's Interactive Machining Patents. IMS recently moved to have this action transferred to the U.S. District Court for the Eastern District of Virginia.

Southwestern Industries, Inc. commenced an action in November 1995 in the U.S. District Court for the Central District of California against IMS seeking to have the Interactive Machining Patents declared invalid. IMS has asked the Court to dismiss this action or, alternatively, transfer it to the U.S. District Court in Virginia.

On January 11, 1996, IMS commenced an action in the U.S. District Court for the Eastern District of Virginia against each of Southwestern Industries, Inc. and Bridgeport Machines, Inc. alleging infringement by each of these companies of the Interactive Machining Patents. Southwestern asked the Virginia Court to sever action against it and transfer it to the U.S. District Court in California. The Court denied Southwestern's motion to sever and transfer.

On January 30, 1996, IMS added Mitsubishi Electric Corporation of Tokyo, Japan as a defendant to the lawsuit against Bridgeport Machine, Inc., and Southwestern Industries, Inc. in the U.S. District Court for the Eastern District of Virginia. Mitsubishi attempted a preemptive suit for declaratory judgment against IMS and the Company in Chicago. IMS has moved to have this action transferred to the U.S. District Court in Virginia. The Mitsubishi action in Chicago also included a claim alleging violation of the antitrust law by IMS and the Company arising from the Company's acquisition of the Interactive Machining Patents. IMS and the Company have moved to have this and the related claims dismissed.

On February 20, 1996, IMS filed an antitrust suit in Virginia asserting that a group of Japanese-owned companies, Mitsubishi Electric Corporation, Mitsubishi Electric America, Inc. Yamazaki Mazak Corporation, Yamazaki Mazak Trading Corporation, Mazak Corporation, Okuma Machinery Works Ltd., Okuma America Corp., Nissan Motor Co., Ltd., Nissan Motor Car Carrier Co., Ltd. and Nissan Motor Corp. USA, Inc., have engaged in a conspiracy and combination to boycott any license under the Interactive Machining Patents.

All of the above actions, unless otherwise noted, are still pending.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

         3.3         Amended and Restated By-Laws of the Company dated September
                     12, 1995.

         10.20.26 Amended and Restated Credit Agreement and Amendment to Term Loan Agreement, dated January 26, 1996, between the Registrant and NBD Bank.

         10.20.27 Fifth Amendment to Letter Agreement (European Facility), dated January 26, 1996, among the Registrant's foreign subsidiaries and NBD Bank.

         10.20.28 Amended and Restated Intercreditor, Agency and Sharing Agreement, dated January 26, 1996, among the Registrant, NBD Bank, Principal Mutual Life Insurance Company and NBD Bank as Agent.

         10.42.7      Fourth Amendment to Amended and Restated Noted  Agreement,
                      dated   January  26,  1996,  between  the  Registrant  and
                      Principal Mutual Life Insurance Company.

         11           Statement re:  Computation of Per Share Earnings

         27           Financial Data Schedule (electronic filing only)


(b)      Reports on Form 8-K:  None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                     HURCO COMPANIES, INC.


                                           By:      /S/ ROGER J. WOLF
                                           --------------------------
                                                    Roger J. Wolf
                                                    Senior Vice President and
                                                    Chief Financial Officer



                                           By:      /S/ THOMAS L. BROWN
                                           ----------------------------
                                                    Thomas L. Brown
                                                    Corporate Controller and
                                                    Principal Accounting Officer




March 18, 1996