Form 10-Q
period 1996-04-30
HURCO COMPANIES INC
filed 1996-06-14
CIK 315374

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q



(Mark One)

  X   Quarterly  report  pursuant  to  section  13 or  15(d)  of the  Securities
____  Exchange  Act of 1934  for the  quarterly  period  ended  April  30,  1996

      Transition report pursuant to section 13 or 15(d) of the Securities ____ Exchange Act of 1934 for the transition period from _________ to
      _________.


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

                                    Yes X    No




The number of shares of the Registrant's common stock outstanding as of June 5, 1996 was 5,426,482.

                              HURCO COMPANIES, INC.
                      April 1996 Form 10-Q Quarterly Report


                                TABLE OF CONTENTS



                         PART I - FINANCIAL INFORMATION




Item 1.       Condensed Financial Statements

              Consolidated Statement of Operations -
                  Three months ended April 30, 1996 and 1995

              Consolidated Balance Sheet -
                  As of April  30, 1996 and 1995

              Consolidated Statement of Cash Flows -
                  Three months ended April 30, 1996 and 1995

              Notes to Consolidated Financial Statements


Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations



                           PART II - OTHER INFORMATION



Item 1.       Legal Proceedings.

Item 6.       Exhibits and Reports on Form 8-K


Signature

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                              HURCO COMPANIES, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS
                      (In thousands, except per-share data)


                                          Three Months Ended  Six Months Ended
                                             APRIL 30,              APRIL 30,
                                          --------------------------------------
                                            1996      1995        1996     1995
- --------------------------------------------------------------------------------
                                                           (Unaudited)

SALES AND SERVICE FEES...................  $26,095    $20,687   $49,319  $39,559

COST OF SALES AND SERVICE................   18,864     15,298    35,613   29,512
                                           -------    -------   -------  -------

     Gross profit........................    7,231      5,389    13,706   10,047


Selling, general and
administrative expenses..................    5,363      4,616     10,412   8,862
                                           -------    -------    ------- -------

     OPERATING INCOME ...................    1,868        773      3,294   1,185

Interest expense.........................      789        974      1,919   1,878

Other (income) expense (net).............       15         38      (261)      19
                                           -------    -------    ------- -------

     Income (loss) before income taxes...    1,064      (239)      1,636   (712)

Income tax expense (benefit).............       33       --           33    --
                                           -------    -------    ------- -------

NET INCOME (LOSS)........................   $1,031     $(239)     $1,603  $(712)
                                           =======    =======    ======= =======


EARNINGS (LOSS)
     PER COMMON SHARE....................    $.19      $(.04)       $.29  $(.13)
                                           =======   ========   ======== =======


WEIGHTED AVERAGE COMMON
     SHARES OUTSTANDING..................    5,524     5,417       5,555   5,416
                                           =======   ========    ======= =======

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

                              HURCO COMPANIES, INC.
                           CONSOLIDATED BALANCE SHEET
                             (Dollars in thousands)

                                                     April 30,       October 31,
                                                       1996              1995
ASSETS                                              (Unaudited)       (Audited)
CURRENT ASSETS:
     Cash and cash equivalents..................      $   952         $   2,072
     Accounts receivable........................       16,270            17,809
     Inventories................................       24,391            25,238
     Other......................................          695             1,237
                                                    ---------         ---------
         Total current assets...................       42,308            46,356
                                                    ---------         ---------

PROPERTY AND EQUIPMENT..........................       10,066            10,629
SOFTWARE DEVELOPMENT COSTS, LESS AMORTIZATION...        3,864             3,513
OTHER ASSETS ...................................          918               923
                                                    ---------          ---------
           Total non-current assets.............       14,848            15,065
                                                    ---------          ---------
                                                     $ 57,156          $  61,421
                                                    =========          =========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable...........................     $  9,486         $  10,570
     Accrued expenses...........................        8,066             9,552
     Current portion of long-term debt..........        6,192             6,357
                                                    ---------         ---------
         Total current liabilities..............       23,744            26,479
                                                    ---------         ---------

NON-CURRENT LIABILITIES
     Long-term debt.............................       24,261            27,242
     Other long-term obligations................          638               217
                                                    ---------         ---------
            Total non-current liabilities.......       24,899            27,459
                                                    ---------         ---------

SHAREHOLDERS' EQUITY:
     Preferred stock:  $100 par value per share;
       40,000 shares authorized; no shares
       issued...................................         --                --
     Common stock: no par value; $.10 stated
       value per share; 7,500,000 shares
       authorized; and 5,426,482 and 5,425,302
       shares issued, respectively..............          543               543
     Additional paid-in capital.................       45,573            45,573
     Accumulated deficit........................      (32,869)          (34,472)
     Foreign currency translation adjustment....       (4,734)           (4,161)
                                                    ---------         ---------
     Total shareholders' equity.................        8,513             7,483
                                                    ---------         ---------
                                                     $ 57,156          $ 61,421
                                                    =========         =========
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

                              HURCO COMPANIES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Dollars in thousands)
                                                                    Three Months Ended            Six Months Ended
                                                                         APRIL 30,                    APRIL 30,
                                                                  ----------------------         --------------------
                                                                   1996           1995            1996           1995
                                                                                     (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)..........................................  $    1,031   $     (239)     $    1,603    $     (712)
   Adjustments to reconcile net income (loss) to net
   cash provided by (used for) operating activities:
     Depreciation and amortization............................         778          671           1,558         1,314
     Change in assets and liabilities:
     (Increase) decrease in accounts receivable...............         648         (689)          1,066          (803)
     (Increase) decrease in inventories.......................       1,696          845             429           (77)
     Increase (decrease) in accounts payable..................        (524)       1,084          (1,045)          (57)
     Increase (decrease) in accrued expenses..................         533         (261)         (1,245)         (949)
     Other....................................................         (78)         247             441           354
                                                                 ---------    ----------       ---------    ---------
       NET CASH PROVIDED BY (USED FOR)
       OPERATING ACTIVITIES...................................       4,084        1,658           2,807          (930)
                                                                 ---------    ---------        --------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of equipment............................          30           --              32            --
   Purchase of property and equipment.........................        (152)        (148)           (253)         (232)
   Software development costs.................................        (384)        (261)           (668)         (484)
   Other investments..........................................          37         (153)             74          (140)
                                                                 ---------    ---------        ---------    ---------
     NET CASH PROVIDED BY (USED FOR)
     INVESTING ACTIVITIES.....................................        (469)        (562)           (815)         (856)
                                                                 ---------    ---------        --------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Advances on bank credit facilities.........................       9,403       24,946          30,065        38,272
   Repayments on bank credit facilities ......................     (12,837)     (25,928)        (31,150)      (36,386)
   Repayments of term debt ...................................         (82)         (85)         (1,950)         (164)
   Proceeds from exercise of common stock options.............          --            7              --            11
                                                                 ---------    ---------       ---------   -----------
     NET CASH PROVIDED BY (USED FOR)
     FINANCING ACTIVITIES.....................................      (3,516)      (1,060)         (3,035)        1,733
                                                                 ---------    ---------        --------     ---------

EFFECT OF EXCHANGE RATE CHANGES ON CASH.......................         (67)        (146)            (77)         (119)
                                                                 ---------    ---------        --------     ---------
     NET INCREASE (DECREASE) IN CASH..........................          35         (110)         (1,120)         (172)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD..............         917        1,039           2,072         1,101
                                                                 ---------    ---------        --------     ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD....................   $     952    $     929        $    952     $     929
                                                                 =========    =========        =========    =========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   GENERAL

The condensed financial information as of April 30, 1996 and 1995 is unaudited but includes all adjustments which the Company considers necessary for a fair presentation of its financial position at those dates and its results of operations and cash flows for the three months then ended. It is suggested that those condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended October 31, 1995.


2.   HEDGING

The U.S. dollar equivalent notional amount of the Company's outstanding foreign currency forward exchange contracts, which are entered into for hedging purposes, was approximately $12,108,000 as of April 30, 1996 and $18,879,000 as of October 31, 1995. Deferred gains related to hedging activities were approximately $406,000 as of April 30, 1996. Contracts outstanding at April 30, 1996 mature at various times through September 30, 1996.

3.   EARNINGS PER SHARE

Earnings per share of common stock are based on the weighted average number of common shares outstanding, which includes the effects of outstanding stock options computed using the treasury method. Such common stock equivalents totaled 98,000 and 129,000 shares respectively for the three and six month periods ended April 30, 1996. Fully diluted earnings per share are the same as primary earnings per share for these periods. No effect has been given to options outstanding for the comparable periods ended April 30, 1995 as no dilution would result from their exercise.

4.   ACCOUNTS RECEIVABLE

The allowance for doubtful accounts was $1,000,000 as of April 30, 1996 and $1,070,000 as of October 31, 1995.


5.   INVENTORIES

Inventories, priced at the lower of cost (first-in, first-out method) or market are summarized below (in thousands):

                                              APRIL 30, 1996    OCTOBER 31, 1995
                                             --------------     ----------------

Purchased parts and sub-assemblies             $   14,540           $  15,681
Work-in-Process                                     2,271               3,523
Finished Goods                                      7,580               6,034
                                                ----------          ---------
                                                $   24,391          $  25,238
                                                ==========          =========


Inventories as of October 31, 1995 have been reclassified to conform to the current year presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

THREE MONTHS ENDED APRIL 30, 1996 COMPARED TO THREE MONTHS ENDED APRIL 30, 1995

Total sales and service fees for the second quarter of fiscal 1996 increased $5.4 million, or 26%, over the second quarter of fiscal 1995. This sales growth was due primarily to increased shipments of machine tool products worldwide, as increased availability of products for shipment enabled the Company to meet current demand and reduce its backlog of orders which had accumulated during fiscal 1995. Sales of CNC control systems and software products remained relatively constant with the prior year levels.

European sales and service fees increased $3.2 million, or 49%, over the second quarter of fiscal 1995 and accounted for 38% of total revenues in the second quarter of fiscal 1996 compared to 32% for the same quarter of fiscal 1995. Increased market penetration by the Company's new "Advantage Series" machine tool line, which was introduced in Europe in the latter part of fiscal 1995, along with increased availability of products for shipment, contributed to the strong second quarter sales. Foreign currency translation was not a significant factor when comparing second quarter 1996 sales to the second quarter of fiscal 1995.

In the United States, sales and service fees for the second quarter of fiscal 1996 increased $2.0 million, or 15%, over the comparable 1995 period, despite a softening of demand. The increase was due almost entirely to increased shipments of machine tool products and related parts and service fees. Approximately 10

$900,000 of the increase was attributable to sales of discontinued older product models from inventory. In addition, increased availability of products for shipment enabled the Company to reduce its backlog of domestic orders.

Gross profit increased $1.8 million, or 34%, for the second quarter of fiscal 1996 over the comparable period of fiscal 1995 due to increased sales and an increase in gross profit margin. Gross profit margin, as a percentage of sales, increased to 27.7% in fiscal 1996 from 26.1% in fiscal 1995. The improvement in gross profit margin percentage was primarily due to an increased percentage of higher-margin European sales, including sales of the higher-margin "Advantage Series" products, in the total world-wide sales mix.

Selling, general and administration (SG&A) expenses for the second quarter of fiscal 1996 increased $747,000, or 16%, compared to the corresponding 1995 period, principally due to increased selling expenses associated with increased unit volume, planned product introduction and promotion costs and normal annual compensation adjustments. However, as a percentage of sales and service fees, SG&A expenses were 20.6% in the second quarter of fiscal 1996 compared to 22.3% for the same quarter of fiscal 1995, reflecting the benefits of the substantial increase in sales of machine tool products.

Operating income in the second quarter of fiscal 1996 increased to $1.9 million, approximately 2.4 times the $770,000 reported for the second quarter of fiscal 1995, because of higher sales and the improved gross profit margin.

Interest expense for the second quarter of fiscal 1996 decreased $185,000 from the amount reported in the same period of fiscal 1995 due to a reduction in the average debt outstanding during the period as well as decreases in interest rates.

Income tax expense of $33,000 has been provided for the first quarter of fiscal 1996 related to earnings of a foreign subsidiary. The income tax liability incurred in the United States and certain other tax jurisdictions was offset by the reversal of valuation allowance reserves against the Company's net operating loss carryforwards.

Worldwide new order bookings were $23.9 million in the second quarter of fiscal 1996, a decrease of $2.1 million, or 8%, from the second quarter of fiscal 1995, but an improvement of $3.9 million, or 19%, over the preceding quarter of fiscal 1996. While international orders increased approximately 5% over the prior-year level, domestic machine tool orders were significantly lower than those recorded during the 1995 second quarter. Domestic bookings during the second quarter of fiscal 1995 reflected unusually high demand for the "Advantage Series" machine tool line introduced in the United States in late fiscal 1994, fueled in part by distributor anticipation of limited product availability. The lower domestic order rates also reflect the short-term impact of changes being implemented in the Company's sales and distribution organization. As a result of the above, backlog at April 30, 1996 was $10.4 million compared to $12.3 million at the end of the preceding fiscal quarter.

The Company manages its foreign currency exposure through the use of foreign currency forward exchange contracts. The Company does not speculate in the financial markets and, therefore, does not enter into those contracts for trading purposes. The Company also moderates its currency risk related to significant purchase commitments with certain foreign vendors through price adjustment agreements that provide for a sharing of, or otherwise limit, the potential adverse effect of currency fluctuations on the costs of purchased products. The results of these programs achieved management's objectives for the second quarter of fiscal 1996.


SIX MONTHS ENDED APRIL 30, 1996 COMPARED TO SIX MONTHS ENDED APRIL 30, 1995

Sales and service fees for the first half of fiscal 1996 increased $9.8 million, or 25%, over the sales level for the same period of fiscal 1995.

European sales and service fees increased $6.6 million, or 49%, over the first six months of fiscal 1995 and accounted for 41% of total revenues compared to 34% for the first half of fiscal 1995. As noted in the discussion of results for the second fiscal quarter above, this increase is due principally to increased market penetration of the "Advantage Series" machine tool line, along with increased availability of products for shipment.

In the United States, sales and service fees increased $2.8 million, or 11.1%, over the first six months of fiscal 1995. The increase was due primarily to increased shipments of machine tool products, including the discontinued products discussed above, and related parts and service fees. Increased availability of products for shipment in the first half of fiscal 1996 compared to the prior year period enabled the Company to reduce its backlog of orders in the United States and increase its shipments of current machine tool products compared to the prior year period in spite of reduced domestic order rates. Sales of CNC systems and software during the first six months of fiscal 1996 increased only slightly over the same period in 1995 as increased shipments of Delta Series control systems for metal cutting machine tools, primarily to original equipment manufacturers, were offset by decreased shipments of Autobend products to the metal fabrication equipment market reflecting less demand in that market.

Gross profit increased $3.7 million, or 36%, for the first half of fiscal 1996 over the comparable period of fiscal 1995 due to increased sales and an increase in gross profit margin. Gross profit margin, as a percentage of sales, increased to 27.8% in fiscal 1996 from 25.4% in fiscal 1995, primarily due to an increased percentage of higher-margin European sales of the higher-margin "Advantage Series" machine tool line, in the Company's total worldwide sales mix.

Selling, general and administration (SG&A) expenses for the first half of fiscal 1996 increased $1.5 million, or 17%, compared to the corresponding 1995 period, principally due to increased selling expenses associated with increased unit volume, planned product introduction and promotion costs and normal annual compensation adjustments. However, as a percentage of sales and service fees, SG&A expenses declined to 21.1% in the first half of fiscal 1996 compared to 22.4% for the same period of fiscal 1995, reflecting the substantial increase in sales.

Operating income in the first half of fiscal 1996 increased approximately 2.8 times to $3.3 million from the $1.2 million reported for the first half of fiscal 1995, because of higher sales and the improved gross profit margin.

Interest expense for the first six months of fiscal 1996 included a $240,000 amortization of non-recurring contingent fees to the Company's lenders based on fiscal 1995 operating results. Excluding this charge, interest expense for the first half of fiscal 1996 was $199,000 less than in the first half of fiscal 1995 due to reduced interest rates and a reduction in the average outstanding borrowings.

Other income for the six months ended April 30, 1996 included $324,000 of income, net of legal fees, related to a patent license issued in January 1996.

LIQUIDITY AND CAPITAL RESOURCES

At April 30, 1996, the Company had cash and cash equivalents of $952,000 compared to $2.1 million at October 31, 1995. Cash flow from operations for the fiscal quarter ended April 30, 1996 was $4.1 million, compared to $1.6 million for the same period in fiscal 1995, due to improved earnings, and receivables collections as well as increased inventory reduction activities. Outstanding indebtedness was reduced by $3.5 million in the quarter. For the immediately preceding fiscal quarter cash of $1.3 million was used for operations, resulting in net cash flow from operations of $2.8 million for the six months ended April 30, 1996.

Working capital was $18.6 million at April 30, 1996, compared to $19.9 million at October 31, 1995. The ratio of current assets to current liabilities was 1.78 to 1 at April 30, 1996, compared to 1.75 to 1 at October 31, 1995. As of April 30, 1996, the Company had unutilized credit facilities of $7.4 million available for either direct borrowings or commercial letters of credit.

Under the terms of the Company's agreements with its lenders, which were amended and restated effective January 26, 1996, $6.2 million of term loan payments are due and payable over the next 12 months, including approximately $3.1 million in installment payments which are due on July 31, 1996.

On June 6, 1996, the Company announced the distribution to holders of record of it outstanding common stock as of the close of business on June 5, 1996 of non-transferable rights to subscribe for and purchase an aggregate of approximately 1,085,300 additional shares of common stock at a price of $4.63 per share (the "Rights Offering"). The Rights Offering will expire at the close of business in New York City on July 3, 1996. The Company has also entered into arrangements with certain standby purchasers that will assure the purchase of at least 604,752 of such shares. The net proceeds to the Company from the Rights Offering, after payment of related expenses, will range from a minimum of approximately $2.6 million if only 604,752 shares are subscribed, to a maximum of approximately $4.8 million, if all of the shares are subscribed. Such proceeds, together with the Company's existing cash (if and to the extent such proceeds are less than $3.1 million), will be used to prepay the $3.1 million of installments of the Company's outstanding indebtedness to its senior lenders that would otherwise be due on July 31, 1996. Of the amount to be so prepaid, $1.4 million consists of bank debt bearing interest at a variable rate (8.50% per annum at April 30, 1996) and $1.7 million is due to the holders of the Company's 11.12% Senior Notes. The balance of the net proceeds, if any, will be used for general corporate purposes and, pending such utilization, will be applied to reduce outstanding revolving credit borrowings.

Management believes that the proceeds from the Rights Offering (even if only the minimum amount noted above), together with anticipated cash flow from operations and available borrowings under the Company's bank credit facilities, will be sufficient to enable the Company to meet its anticipated cash requirements, including scheduled debt amortization payments for the next twelve months. However, if cash flow from operations is less than currently anticipated, the Company may be required to limit planned investments in new products, equipment and business development opportunities.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

As previously reported, IMS Technology, Inc. (IMS), a wholly-owned subsidiary of the Company is a party to a number of pending legal proceedings which relate to patents covering the machining method practiced when a machine tool is integrated with an interactive CNC (the Interactive Machining Patents).

On October 10, 1995, IMS commenced an action in the U.S. District Court for the Northern District of Illinois against fourteen manufacturers, distributors and end-users of CNC machine tools for infringement of the Interactive Machining Patents (the First Infringement Action). The defendants in the First Infringement Action are: Yamazaki Mazak Corporation; Yamazaki Mazak Trading Corporation; Mazak Corporation; Machinery Systems, Inc., Fox Tool Co. Inc.,; Okuma Machinery Works Ltd.; Okuma America Corporation; Ellison Machinery Company of the Midwest, Inc.; Apollo Machine & Manufacturing Company, Inc.; Arpac Corporation; American Control Technology, Inc.; Nissan Motor Co. Ltd.; Nissan Motor Car Carrier Co., Ltd.; and Nissan Motor Corp., USA, Inc. IMS is seeking monetary damages from, and an injunction against, future infringement by the defendants. Fanuc, Ltd., a supplier of CNC systems, has moved to intervene in this action. The motion was granted by the Court on June 12, 1996. In addition, on June 12, 1996, the claims against the first five defendants listed above were severed from this action and were consolidated with the Mitsubishi Action defined below.

On November 30, 1995, Southwestern Industries, Inc., a CNC machine tool manufacturer (Southwestern), commenced an action against IMS in the U.S. District Court for the Central District of California seeking to have the Interactive Machining Patents declared invalid (the Southwestern Action). In May 1996, the Court transferred the Southwestern Action to the U.S. District Court in Virginia; however, Southwestern has appealed the Court's ruling and the appeal is currently pending.

On January 11, 1996, IMS commenced an action in the U.S. District Court for the Eastern District of Virginia against Southwestern and Bridgeport Machines, Inc., another CNC machine tool manufacturer, alleging infringement of the Interactive Machining Patents (the Second Infringement Action). IMS later added Mitsubishi Electric Corporation (Mitsubishi) as a defendant in this action. In May 1996, the Court transferred the Second Infringement Action to the U.S. District Court for the Northern District of Illinois.

On January 29, 1996, Mitsubishi and Mitsubishi Electric Industrial Controls commenced an action against IMS and the Company in the U.S. District Court for the Northern District of Illinois seeking to have the Interactive Machining Patents declared invalid (the Mitsubishi Action). Mitsubishi also alleged that IMS and the Company violated federal antitrust laws in connection with the Company's acquisition of the Interactive Machining Patents. IMS has filed a counter-claim alleging infringement of the Interactive Machining Patents. As noted above, the claims against five of the original defendants in the First Infringement Action were recently consolidated in this action.

On February 20, 1996, IMS commenced an action against Mitsubishi, Mitsubishi Electric America, Inc., and eight of the defendants the First Infringement Action, for violation of federal antitrust laws arising out of a conspiracy and combination to boycott licenses under the Interactive Machining Patents (the Virginia Antitrust Action). In May 1996, the Court dismissed the claims against three of the defendants with prejudice and IMS voluntarily dismissed the claims against the remaining defendants. As a result, the Virginia Antitrust Action is no longer pending.

All of the above actions, unless otherwise noted, are still pending and remain in preliminary stages.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:         None

(b)  Reports on Form 8-K:

         1. The Company filed a Form 8-K on May 29, 1996 reporting the Company's press release dated May 22, 1996.

         2. The Company filed a Form 8-K on June 6, 1996 reporting the Company's press release dated June 6, 1996.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                        HURCO COMPANIES, INC.


                                             By:      /S/ ROGER J. WOLF
                                             ---      -----------------
                                                       Roger J. Wolf
                                                       Senior Vice President and
                                                       Chief Financial Officer





June 14, 1996