Form 10-Q
period 1996-07-31
HURCO COMPANIES INC
filed 1996-09-12
CIK 315374

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q



(Mark One)

      Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended July 31, 1996 Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to
      _________.


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




The number of shares of the Registrant's common stock outstanding as of August 31, 1996 was 6,514,471.

                              HURCO COMPANIES, INC.
                      July 1996 Form 10-Q Quarterly Report


                                TABLE OF CONTENTS



                         PART I - FINANCIAL INFORMATION




Item 1.       Condensed Financial Statements

              Consolidated Statement of Operations -
                  three and nine months ended July 31, 1996 and 1995

              Consolidated Balance Sheet
                  as of July 31, 1996 and October 31, 1995

              Consolidated Statement of Cash Flows -
                  three and nine months ended July 31, 1996 and 1995

              Notes to Consolidated Financial Statements


Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations




                           PART II - OTHER INFORMATION



Item 1.       Legal Proceedings

Item 4.       Submission of Matters to a Vote of Security Holders

Item 6.       Exhibits and Reports on Form 8-K


Signatures

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements



                              HURCO COMPANIES, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS
                      (In thousands, except per-share data)


                                     Three Months Ended      Nine Months Ended
                                        July 31,                   July 31,
                                   -----------------------      -------------
                                     1996       1995           1996        1995
- --------------------------------------------------------------------------------
                                                       (unaudited)

SALES AND SERVICE FEES.............$ 23,039  $ 22,764       $ 72,358    $ 62,323

Cost of sales and service........... 16,051    16,778         51,664     46,290
                                   --------- ---------     ---------    --------

     GROSS PROFIT...................  6,988     5,986         20,694      16,033


Selling, general and
administrative expenses.............  5,223     4,558         15,635      13,420
                                   --------- ---------     ---------    --------

     OPERATING INCOME ..............  1,765     1,428          5,059       2,613

Interest expense....................    712       980          2,631       2,858

Other, net..........................     46        20           (209)         39
                                   --------- ---------     ---------    --------

  Income (loss) before income taxes   1,007       428          2,637       (284)

Income tax expense .................     50       --              83         --
                                   ---------- ----------   ----------   --------

NET INCOME (LOSS)...................   $ 957     $ 428       $ 2,554     $ (284)
                                    ========= ==========   ==========  =========

EARNINGS (LOSS)
     PER COMMON SHARE...............   $ .16     $ .08         $ .45     $ (.05)
                                    ========= ==========   ==========  =========

WEIGHTED AVERAGE COMMON
     SHARES OUTSTANDING.............   5,920     5,518         5,679       5,417
                                    =========   =======    ==========  =========

The accompanying notes are an integral part of the consolidated financial statements.

                              HURCO COMPANIES, INC.
                           CONSOLIDATED BALANCE SHEET
                             (Dollars in thousands)


                                                         July 31,    October 31,
                                                           1996           1995
                                                       (unaudited)     (audited)
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents.......................     $ 1,410        $ 2,072
     Accounts receivable.............................      14,884         17,809
     Inventories.....................................      25,829         25,238
     Other...........................................         855          1,237
                                                        ----------     ---------
         Total current assets........................      42,978         46,356
                                                        ----------     ---------

PROPERTY AND EQUIPMENT...............................       9,892         10,629
SOFTWARE DEVELOPMENT COSTS, LESS AMORTIZATION........       3,774          3,513
OTHER ASSETS ........................................       1,217            923
                                                        ----------     ---------
                                                         $ 57,861       $ 61,421
                                                        ==========     =========


LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable.................................   $ 10,646       $ 10,570
     Accrued expenses.................................      8,304          9,552
     Current portion of long-term debt................      3,050          6,357
                                                        ----------     ---------
         Total current liabilities....................     22,000         26,479
                                                        ----------     ---------

NON-CURRENT LIABILITIES
     Long-term debt ..................................     20,609         27,242
     Other long-term obligations......................        623            217
                                                        ----------     ---------
                                                           21,232         27,459
                                                        ----------     ---------

SHAREHOLDERS' EQUITY:
     Preferred stock: $100 par value per share; 40,000
       shares authorized; no shares issued.............      --              --
     Common stock: no par value; $.10 stated value per
       share; 7,500,000 shares authorized; 6,514,471
       and 5,425,302 shares issued, respectively.......       652            543
     Additional paid-in capital........................    50,286         45,573
     Accumulated deficit...............................   (31,889)      (34,472)
     Foreign currency translation adjustment...........    (4,420)       (4,161)
                                                        ----------     ---------
         Total shareholders' equity....................    14,629          7,483
                                                        ----------     ---------
                                                         $ 57,861       $ 61,421
                                                        ==========     =========

The accompanying notes are an integral part of the consolidated financial statements.

                              HURCO COMPANIES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Dollars in thousands)
                                                                     Three Months Ended     Nine  Months Ended
                                                                          July 31,                     July 31,
                                                                ------------------------     ------------------
                                                                   1996           1995         1996              1995
                                                                                        (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)..........................................   $     957    $     428      $    2,554     $    (284)
   Adjustments to reconcile net income (loss) to net
   cash provided by (used for) operating activities:
     Depreciation and amortization............................         517          586           2,075         1,900
     (Increase) decrease in accounts receivable...............       1,617         (326)          2,683        (1,129)
     (Increase) decrease in inventories.......................      (1,174)         442            (745)          365
     Increase (decrease) in accounts payable..................       1,144          563              99           506
     Increase (decrease) in accrued expenses..................         116          273          (1,129)         (676)
     Other....................................................        (231)         172             216           526
                                                                 ----------   ----------       ---------    ---------
       NET CASH PROVIDED BY (USED FOR)
       OPERATING ACTIVITIES...................................       2,946        2,138           5,753         1,208
                                                                 ---------    ---------        --------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of equipment............................           1           35              33            35
   Purchase of property and equipment.........................        (138)        (210)           (391)         (442)
   Software development costs.................................        (397)        (545)         (1,065)       (1,029)
   Other......................................................          (8)          107              66           (34)
                                                              ------------        ------       ---------- -------------
     NET CASH PROVIDED BY (USED FOR)
     INVESTING ACTIVITIES.....................................        (542)        (613)         (1,357)       (1,470)
                                                                 ---------    ----------       --------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Advances on bank credit facilities.........................       7,820       10,864          37,885        49,136
   Repayments on bank credit facilities ......................     (11,482)     (12,055)        (42,632)      (48,441)
   Repayments of term debt ...................................      (3,140)         (78)         (5,090)         (242)
   Proceeds from issuance of common stock
   and common stock under options.............................       4,830           --           4,830            11
                                                                ----------    ---------        --------     ---------
     NET CASH PROVIDED BY (USED FOR)
     FINANCING ACTIVITIES.....................................      (1,972)      (1,269)         (5,007)          464
                                                                 ----------   ---------        --------     ---------

EFFECT OF EXCHANGE RATE CHANGES ON CASH.......................          26          (30)            (51)         (148)
                                                                 ---------    ----------       --------     ----------

NET INCREASE (DECREASE) IN CASH...............................         458          226            (662)           54

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD..............         952          929           2,072         1,101
                                                                 ---------    ---------        --------     ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD....................   $   1,410    $   1,155        $  1,410     $   1,155
                                                                 =========    ==========       =========    =========

     The accompanying notes are an integral part of the consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   GENERAL


The condensed financial statements as of July 31, 1996 and 1995 and for the three-month and nine-month periods then ended are unaudited but include all adjustments which the Company considers necessary for a fair presentation of financial position at those dates and its results of operations and cash flows for those periods. Those condensed financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended October 31, 1995.


2.   HEDGING

The U.S. dollar equivalent notional amount of the Company's outstanding foreign currency forward exchange contracts, which are entered into solely for risk hedging purposes, was approximately $8.4 million, as of July 31, 1996 and $18.9 million as of October 31, 1995. Deferred gains and losses related to hedging activities were not significant as of July 31, 1996. Contracts outstanding at July 31, 1996 mature at various times through November 26, 1996.


3.   EARNINGS PER SHARE

Earnings per share of common stock are based on the weighted average number of common shares outstanding, which includes, under the treasury method, outstanding stock options and warrants. Such common stock equivalents totaled 161,000 and 141,000 shares for the three and nine months ended July 31, 1996. Fully diluted earnings per share are the same as primary earnings per share for these periods. No effect has been given to options outstanding under the Company's Stock Option Plan for the comparable periods ended July 31, 1995 as no dilution would result from their exercise.

4.   ACCOUNTS RECEIVABLE

The allowance for doubtful accounts was $957,000 as of July 31, 1996, and $1,070,000 as of October 31, 1995.


5.   INVENTORIES

Inventories, priced at the lower of cost (first-in, first-out method) or market are summarized below (in thousands):
                                            July 31, 1996       October 31, 1995
                                            -------------       ----------------

   Purchased parts and sub-assemblies        $  13,248                $  15,681
   Work-in-Process                               2,107                    3,523
   Finished Goods                               10,474                    6,034
                                            ----------                  --------
                                             $  25,829                 $  25,238
                                            ==========                 =========

6.   SUBSEQUENT EVENT

In August,  1996, the Company's wholly owned  subsidiary,  IMS Technology,  Inc.
(IMS), entered into an agreement for the licensing of its interactive machining patents. Over the term of the license, which extends through 2001, IMS will receive approximately $1.2 million, net of legal fees and expenses, of which $325,000 is expected to be reflected in income in the fourth quarter of fiscal 1996. The licensees were not defendants in the IMS patent infringement litigation discussed elsewhere in this report.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements made in this report may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company or the machine tool industry to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions, which will among other things, affect demand for CNC control systems, machine tools and software products; changes in manufacturing markets; innovations by competitors; and governmental actions and initiatives.

RESULTS OF OPERATIONS

Three Months Ended July 31, 1996 Compared to Three Months Ended July 31, 1995

Consolidated sales in the third quarter of fiscal 1996 were only slightly higher than in the same period of 1995. European sales increased by approximately 11% but were offset by a decrease of approximately 5% in domestic sales.

European sales measured in local currencies increased 18% over the 1995 third quarter, reflecting increased market penetration by the Company's new "Advantage Series" machine tool line, which was introduced in Europe in the latter part of fiscal 1995, and increased availability of products for shipment. The increase was offset, however, by unfavorable foreign exchange effect when translating sales made in European currencies to U.S. dollars for financial reporting purposes, reducing the net increase to 11%. International sales increased to approximately 46% of total consolidated sales for the 1996 third fiscal quarter compared to 43% for the same period in fiscal 1995.

The decline in domestic sales was the result of a softening of demand, fewer large models in the product mix, the effects of the Company's transition to new product models, and expected delay in orders in anticipation of the bi-annual International Manufacturing Technology Show (IMTS) which takes place in September.

Gross profit increased $1.0 million, or 16.7%, in the third quarter of 1996 over the corresponding period in 1995 due primarily to an increase in the gross profit margin. Gross profit margin, as a percentage of sales, increased to 30.3% during the fiscal 1996 third quarter compared to 26.3% during the same period in fiscal 1995, reflecting an increased percentage of higher-margin European sales in the total sales mix and an increased percentage of higher-margin model sales in the domestic sales mix.

Selling, general and administrative (SG&A) expenses for the third quarter of fiscal 1996 increased approximately $655,000, or 14.6%, over the corresponding 1995 period, principally due to increased selling expenses associated with increased unit volume, planned product introduction and promotion costs and normal annual compensation adjustments.

Operating income increased $337,000, or 23.6%, over the third quarter of fiscal 1995, due to improved gross profit margin.

Interest expense for the third quarter of fiscal 1996 decreased approximately $268,000, 27.3%, from the amount reported for the corresponding period in fiscal 1995. The decrease is due principally to a reduction of approximately $8.4 million in the average borrowings outstanding when compared to the third quarter of fiscal 1995, along with reduced interest rates on the Company's floating rate bank borrowings. Proceeds from the Company's rights offering, received late in the third quarter of fiscal 1996, did not materially affect interest expense or average borrowings outstanding for the period.

Income tax expense of $50,000 has been provided for the third quarter of fiscal 1996 related to earnings of a foreign subsidiary. The income tax liability incurred in the United States and certain other tax jurisdictions was offset by the reversal of valuation allowance reserves against the Company's net operating loss carryforwards.

World-wide new order bookings were $23.9 million in the most recent fiscal quarter, a decrease of $638,000, or 4%, from the third quarter of fiscal 1995, and approximately the same as the preceding fiscal quarter. While international orders increased slightly over the prior-year level, domestic orders declined. The decline in domestic orders related to both control products and machine tools and is attributable principally to the short-term impact of changes being implemented in the Company's sales and distribution organization, a transition to new product models and some normal delays in orders in anticipation of IMTS. However, two new machine tool models, along with a new lower cost version of the Company's Ultimax CNC control, both of which broaden the Company's market base, were introduced late in the third fiscal quarter of 1996 resulting in a substantial increase in domestic machine tool orders in the month of July and the largest single order month for machine tools in the U.S. market since the introduction of the "Advantage Series" product line in September, 1994. As a result of the above, backlog was $10.9 million compared to $10.2 million at the end of the preceding quarter and $16.1 million at the end of the preceding fiscal year.

The Company manages its foreign currency exposure through the use of foreign currency forward exchange contracts. The Company does not speculate in the financial markets and, therefore, does not enter into those contracts for trading purposes. The Company also moderates its currency risk related to significant purchase commitments with certain foreign vendors through price adjustment agreements that provide for a sharing of, or otherwise limit, the potential adverse effect of currency fluctuations on the costs of purchased products. These programs achieved management's objectives for the period.

Nine Months Ended July 31, 1996 Compared to Nine Months Ended July 31, 1995

Consolidated sales for the first nine months of fiscal 1996 increased $10.0 million, or 16%, over the corresponding period of fiscal 1995.


European sales increased $7.5 million, or 34.3%, due principally to increased market penetration of the "Advantage Series" machine tool line, as well as increased availability of products for shipment.


Domestic sales increased $2.2 million, or 5.7%, due primarily to increased shipments of machine tool products and related parts and service fees during the first and second quarters. Increased availability of products for shipment enabled the Company to reduce its backlog of orders in the United States and increase its shipments of current machine tool products despite reduced domestic order rates. Sales of CNC systems and software during the first nine months of fiscal 1996 increased only slightly over the same period in 1995. Increased shipments of Delta Series control systems for metal cutting machine tools, primarily to original equipment manufacturers, were offset by decreased shipments of Autobend products to the metal fabrication equipment market, reflecting a decline in demand in that market.

Gross profit for the first nine months of fiscal 1996 increased $4.7 million, or 29%, over the corresponding period of fiscal 1995 due to increased sales and an increase in gross profit margin. Gross profit margin, as a percentage of sales, increased to 28.6% in the 1996 period from 25.7% in the 1995 period primarily due to increased percentages of higher-margin European sales and higher-margin "Advantage Series" machine tools in the total worldwide sales mix.

Selling, general and administration (SG&A) expenses for the first nine months of fiscal 1996 increased $2.2 million, or 17%, over the corresponding 1995 period, principally due to increased selling expenses associated with increased unit volume, planned product introduction and promotion costs and normal annual compensation adjustments.

Operating income in the first nine months of fiscal 1996 increased almost two times to $5.1 million from the $2.6 million reported for the first nine months of fiscal 1995, because of higher sales and the improved gross profit margin.

Interest expense for the first nine months of fiscal 1996 included a $240,000 amortization, in the first fiscal quarter, of non-recurring contingent fees to the Company's lenders based on fiscal 1995 operating results. Excluding this charge, interest expense for the first nine months of fiscal 1996 was $467,000 less than in the first nine months of fiscal 1995 due to reduced interest rates and a reduction in average outstanding borrowings.

Other income for the nine months ended July 31, 1996 included $324,000 of income, net of legal fees, related to a patent license issued in January 1996.

LIQUIDITY AND CAPITAL RESOURCES

At July 31, 1996, the Company had cash and cash equivalents of $1.4 million compared to $2.1 million at October 31, 1995. Cash flow from operations for the fiscal quarter ended July 31, 1996 was $3.1 million, compared to $2.1 million for the same period in fiscal 1995, primarily due to increased net income and reduced working capital requirements. Outstanding indebtedness was reduced by $6.8 million in the quarter. For the immediately preceding six months, cash of $2.8 million was provided by operations, resulting in net cash flow from operations of $5.9 million for the nine months ended July 31, 1996.

Working capital was $21.0 million at July 31, 1996, compared to $19.9 million at October 31, 1995. The ratio of current assets to current liabilities was 1.95 to 1 at July 31, 1996, compared to 1.75 to 1 at October 31, 1995. As of July 31, 1996, the Company had unutilized credit facilities of $7.6 million available for either direct borrowings or commercial letters of credit.

Under the terms of the Company's agreements with its lenders, which were amended and restated effective January 26, 1996, $3.1 million of term loan payments are due and payable over the next 12 months. These installment obligations are in addition to the $3.1 million of indebtedness prepaid in July 1996 as noted below.

On July 3, 1996 the Company issued and sold 1,085,300 shares of common stock at a price of $4.63 per share pursuant to a subscription rights offering. The net proceeds of approximately $4.8 million were used to prepay $3.1 million of installments of the Company's outstanding indebtedness to its senior lenders that were due on July 31, 1996. Of the amount prepaid, $1.4 million consisted of bank debt bearing interest at a variable rate and $1.7 million represented an installment payment on the Company's 11.12% Senior Notes. The balance of the net proceeds was used to reduce outstanding revolving credit borrowings. Since the beginning of fiscal 1996, total indebtedness has been reduced by nearly $10.0 million, or approximately 30%.

Management believes that the cash flow from operations and available borrowings under the Company's bank credit facilities will be sufficient to enable the Company to meet its anticipated cash requirements, including scheduled debt amortization payments for the next twelve months.


                           PART II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

As previously reported, IMS, a wholly-owned subsidiary of the Company is a party to various pending legal proceedings with respect to its interactive machining patent.

There are presently three separate actions pending in the U.S. District Court for the Northern District of Illinois involving the patent. Two of the actions were brought by IMS against manufacturers of CNC systems and their customers and end-users alleging infringement of the IMS patent. The third action was commenced by Mitsubishi Electric Corporation and Mitsubishi Electric Industrial Controls (Mitsubishi) and seeks a declaratory judgment against IMS and the Company that the IMS patent is invalid.

On June 20, 1996, Fanuc, Ltd., (Fanuc) a supplier of CNC systems, which had intervened in one of the IMS infringement actions, filed an answer and counter-claim denying that it and its customers had infringed any claim of the IMS patent.

On August 21, 1996, Mitsubishi's motions to stay and enjoin IMS from proceeding with any infringement suits regarding the IMS patent against Mitsubishi's customers were denied.

Pretrial proceedings in all three actions are being coordinated under local court rules. Each of the actions remains in a preliminary stage.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the Company's Annual Meeting of Shareholders held on May 23, 1996, the following individuals were elected to the Board of Directors by a plurality of the votes cast at the meeting:

                              Affirmative Votes  Negative Votes  Abstained Votes

       Hendrik J. Hartong, Jr.     4,664,213                           66,334
       Andrew L. Lewis IV          4,664,213                           66,334
       Brian D. McLaughlin         4,655,986           8,227           66,334
       E. Keith Moore              4,659,153           5,060           66,334
       Richard T. Niner            4,664,213                           66,334
       O. Curtis Noel              4,656,913           7,300           66,334
       Charles E. M. Rentschler    4,664,213                           66,334



Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits: Exhibit 11 and 27

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





September 11, 1996

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the Company's Annual Meeting of Shareholders held on May 23, 1996, the following individuals were elected to the Board of Directors by a plurality of the votes cast at the meeting:

                              Affirmative Votes  Negative Votes  Abstained Votes

     Hendrik J. Hartong, Jr.       4,664,213                           66,334
     Andrew L. Lewis IV            4,664,213                           66,334
     Brian D. McLaughlin           4,655,986          8,227            66,334
     E. Keith Moore                4,659,153          5,060            66,334
     Richard T. Niner              4,664,213                           66,334
     O. Curtis Noel                4,656,913          7,300            66,334
     Charles E. M. Rentschler      4,664,213                           66,334



Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:  Exhibit 11 and 27

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





September 11, 1996