Form 10-K
period 1996-10-31
HURCO COMPANIES INC
filed 1997-01-28
CIK 315374

2

                                        SECURITIES AND EXCHANGE COMMISSION
                                              Washington, D.C. 20549

                                                     FORM 10-K

(Mark One)

      Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required] for the fiscal year ended October 31, 1996 or Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required] for the transition period from _________ to _________.


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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to the filing requirements for at least the past 90 days. Yes X No


The  aggregate   market  value  of  the   Registrant's   voting  stock  held  by
non-affiliates as of January 10, 1997 was $38,381,205.


The number of shares of the Registrant's common stock outstanding as of January 10, 1997 was 6,532,971.


DOCUMENTS INCORPORATED BY REFERENCE:   None


Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

                                                         3
                                                      PART I

ITEM 1.  BUSINESS

(A)    GENERAL DEVELOPMENT OF BUSINESS


Hurco Companies, Inc. (the Company) designs and produces computer numerical control (CNC) systems and software and CNC-operated machine tools for sale through its own distribution system to the worldwide machine tool industry. The Company's proprietary CNC systems and related software products are either integrated with machine tools marketed by the Company, sold to machine tool end users or sold to other machine tool manufacturers who integrate them with their own products.

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

The Company's executive offices and principal design, engineering, assembly and distribution facilities are located in Indianapolis, Indiana. Additional product design, assembly and warehouse facilities are located in Farmington Hills, Michigan; and sales, application engineering and service offices are located in High Wycombe, England; Munich, Germany; Paris, France; and Singapore.


(B)      FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

The Company operates in one business segment, which consists of CNC systems and software and CNC-operated machine tools for cutting and forming metals.

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

Approximately three-fourths of the world's machine tools are made for metal cutting applications. The milling machine is one of the most common types of metal cutting machines. Milling machines shape a part by moving a rotating cutting tool, such as a drill, tap or mill, across a metal block. Although a majority of the milling machines in current use are still manually operated, an increasing number are now operated using CNC systems such as those produced by the Company. CNC-operated milling machines automatically and precisely shape parts by directing the movement of a cutting tool according to a program specifically designed for the desired part. Some CNC-operated milling machines, referred to as machining centers, are equipped with automatic tool changers that allow several different drills, taps or mills to be used in a programmed sequence on the same part without having to remove the part from the machine.

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


PRODUCTS

The Company's principal products consist of CNC systems and related software for both metal cutting machine tools and metal forming press brakes as well as complete CNC-operated milling machines and machining centers into which the Company's own CNC systems have been fully-integrated. The Company also produces and distributes control upgrades, accessories and replacement parts and provides operator training and support services to its customers.

The following table sets forth the contribution of each of these product groups to the Company's total revenues during each of the past three fiscal years:

                                             Year Ended October 31
(Dollars in thousands)            1996           1995             1994
                                  ----           ----             ----

CNC systems and software*....$17,827 (17.9%)  $19,027 (21.2%)  $17,553 (24.2%)
CNC-operated milling machines
 and machining centers......  65,518 (65.9%)   55,711 (62.2%)  38,622  (53.2%)
Service parts.................10,005 (10.0%)    9,073 (10.1%)  10,422  (14.3%)
Service fees.................. 6,001  (6.2%)    5,821 ( 6.5%)   6,031  ( 8.3%)
                              ------- -------- ------- ------- ------- --------
                             $99,351 (100.0%) $89,632 (100.0%)$72,628  (100.0%)
                             ======= =======  ======= ======= =======  ========


* Amounts shown do not include CNC systems and software sold as an integrated component of milling machines and machining centers.




CNC Systems and Software

The Company's CNC systems and software are marketed under the tradenames Ultimax(R), UltiPath(TM), Delta (TM) and Autobend(R). The Ultimax(R),
UltiPath(TM) and Delta(TM) product lines are used to control metal cutting machine tools.
Autobend(R) CNC systems are used to control metal forming press brakes.

o    Ultimax

The Company's patented Ultimax "conversational" CNC system, which incorporates an interactive and powerful "data block" programming methodology supported by extensive geometric and process data calculation software tools, enables a machine tool operator to create complex two-dimensional part programs directly from blue print inspection. Machine operators with little or no programming experience can successfully program parts and begin cutting operations in a short time with minimum special training. Since the initial introduction of the Ultimax CNC in 1984, the Company has added enhancements related to operator programming productivity, CAD compatibility, data processing throughput and motion control speed and accuracy. In 1994, the Company introduced the latest generation of the Ultimax CNC, the Ultimax 3/486, and expects to begin marketing a Pentium*-based version of the Ultimax CNC with an enhanced motion control system beginning in the second quarter of fiscal 1997. By incorporating Industry Standard Architecture (ISA) computer platform components, this CNC product offers improved performance while ensuring access to the most effective computing hardware and software technology.

In 1995, the Company introduced a software option that interprets part programs written for the worldwide installed base of competitors' CNCs; this software option, which provides industry standard data format compatibility, enables end-users to use Hurco's Ultimax CNC to run part programs initially programmed for a substantial portion of the large installed base of competitive CNCs and is intended to increase the Company's access to the contract machining market. In late fiscal 1996, the "Single Screen" version of the Ultimax CNC was made available on the Company's machining centers. The Company also developed a "Single Screen" version of its Ultimax CNC in 1995 to increase its penetration of the CNC milling machine market. The Ultimax CNC system is sold primarily as a fully-integrated feature of a Hurco milling machine or machining center.

o    UltiPath

UltiPath is a new, simple, low-cost interactive CNC system that permits Windows 95**-based conversational programming. This control product is intended for the 2-axis entry level machining market and enables skilled and unskilled machine operators to convert manual machine operation to easy-to-use CNC parts processing. The UltiPath CNC embodies the Company's patented interactive machining technology and its recently-patented "Object Oriented" software design methodology. The UltiPath CNC was introduced in September 1996 and is expected to be available for shipment in the second quarter of fiscal 1997. The product will be marketed through the Company's distributors to end-users and to retrofitters of the large installed base of manual milling machines.


*    Pentium is a registered trademark of Intel Corporation.
**   Windows 95 is a registered trademark of Microsoft Corporation.





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

Late in fiscal 1994, the Company expanded its Delta product line with the introduction of PrecisionScan(TM), an advanced continuous trace digitizing system that, together with other software peripherals, is intended to meet the needs of mold makers in the metal cutting industry. The Company further supplemented its Delta product line with the introduction in fiscal 1996 of a new, low-cost, two-axis lathe control with "conversational" graphics.

o    Autobend

Autobend CNC systems are applied to press brakes that form parts from sheet metal and consist of a microprocessor-based CNC and backgauge. The Company has manufactured and sold the Autobend product line since 1968. It currently markets two models of its press brake CNC systems, in combination with six different back gauges, through distributors to end-users as retrofit units for installation on existing or new press brakes, as well as to original equipment manufacturers and importers of press brakes.

o    CAM and Software Products

In addition to its CNC product lines, the Company offers metal cutting and forming software products for programming two and three dimensional parts. Its primary products are the Ultimax PC and PC+, off-line programming systems, and DXF, a computer aided design (CAD)-compatible data file translation software option. These products are marketed to users of both Ultimax and competitive CNC systems. Significant features of the Ultimax PC and PC+ include a CNC-compatible user interface, CAD compatibility and the availability of a configurable post processor. DXF software eliminates manual data entry of part features by transferring AutoCAD(TM) drawing files directly into an Ultimax CNC or the off-line programming system software, substantially increasing operator productivity. The Company has augmented its Autobend product line with a computer-aided manufacturing (CAM) software product, AutoBend PC(TM), that enables the user to create and manipulate CNC compatible metal forming programs on a personal computer. In fiscal 1996, the Company's Ultimax CNC was enhanced with a software option that provides industry standard data format compatibility.

CNC Machine Tools

The Company designs and markets complete stand-alone milling machines and machining centers, each of which is equipped with a fully-integrated Ultimax or Delta CNC system. All of these machines are built to the Company's specifications by independent contract manufacturers. The Company's new
Advantage(R) line of machine tools is a complete family of products with different levels of performance features for different market applications and ranging in price from $39,000 to $150,000. Two series of products are offered within the Advantage(R) product line -- the Value Series and the Performance Series -- each of which is marketed within a distinct price range and includes machines of differing sizes and power levels, ranging from a five-horsepower milling machine with an X-axis travel of 24 inches to a twenty-horsepower machining center with 50 inches of X-axis travel.

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

The Company's smaller machines -- those with an X-axis travel of 30 inches or less -- have embodied the Company's proprietary machine tool design since their introduction in 1994. During 1996, the Company introduced two new machining center models with an X-axis of 40 inches that incorporate the same proprietary design features. The larger machines -- those with an X-axis travel of 45 and 50 inches -- incorporate a machine tool platform developed by one of the Company's contract manufacturers. During fiscal 1996, approximately 85% of the machine tools sold by the Company embodied its proprietary design. The Company expects that during fiscal 1997 approximately 95% of the machine tools it sells will embody its proprietary design.

Parts and Service

The Company's service organization provides installation, operator training and customer support for the Company's products. During 1996, the Company began transferring to its principal distributors primary responsibility for machine installation and warranty service and support for new product sales. Although installation and service costs are borne by the distributor, the Company offers a greater price discount to those distributors providing such services. The Company's own service organization will continue to service and support the installed base of discontinued models, and support its distributors with respect to complex service operations. The Company also provides CNC upgrades, accessories, options and replacement parts for its products. Among the options are software programs and additional CNC features that allow a customer to upgrade the performance of its milling machines and machining centers. The Company's after-sale parts and service business helps strengthen customer relationships and provides continuous information concerning the evolving requirements of end-users.

MARKETING AND DISTRIBUTION

The end-users of the Company's products are thousands of precision tool, die and mold manufacturers, independent metal parts job shops and specialized production groups within large manufacturing corporations. Industries served include aerospace, defense, medical equipment, energy, injection molding, transportation and computer equipment.

The Company sells its CNC systems and related products (i) to manufacturers of new machine tools who integrate them with their own products prior to the sale of those products to their own customers, (ii) to retrofitters of used machine tools who integrate them with those machine tools as part of the retrofitting operation and (iii) to end-users who have an installed base of machine tools, either with or without related CNC systems. The Company's integrated CNC-operated milling machines and machining centers are sold primarily to end-users. During fiscal 1996, no single end-user of the Company's products accounted for more than 5% of its total revenues.

Sales are made through over 240 independent agents and distributors in 44 countries throughout North America, Europe and Asia. The Company also has its own direct sales forces in the United States, England, France, Germany and Singapore, which are considered to be among the world's principal machine tool consuming countries. During fiscal 1996, no distributor accounted for more than 5% of total revenues. The Company has continuing agreements with each of its distributors, but may terminate those agreements upon prior notice ranging from 30 days to 180 days. Approximately 80% of the worldwide demand for CNC-operated machine tools and CNC systems comes from outside the U.S. and accordingly, the Company considers its international market presence to be critical to its operations.

The Company believes the demand for CNC systems and CNC-operated machine tools is driven by several factors: (i) the declining supply of skilled machinists,
(ii) the need to continuously improve productivity, (iii) an aging machine tool installed base that will require replacement with more advanced and efficient technology and (iv) the industrial development of emerging countries in Asia and Eastern Europe. However, the demand for machine tools and related products is highly dependent upon economic conditions and the general level of business confidence, as well as such factors as production capacity utilization and changes in governmental policies regarding tariffs, corporate taxation and other investment incentives. By marketing and distributing its products on a worldwide basis, the Company attempts to reduce the potential impact on its total revenues of adverse changes in economic conditions in any particular geographic region.

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

In the worldwide CNC systems market, the Company is a leader in providing user-friendly, "conversational" programming systems for CNC machine tools, although its principal competitors, such as Fanuc Ltd., Mitsubishi Machine Tools, Heidenhain Corp., Siemens Industrial Automation, Inc.
Southwestern  Industries,   Bridgeport Machines,  Inc. and Allen-Bradley Co.,
also offer "user-friendly" programming features. Fanuc Ltd. is the world's largest supplier of CNC systems.

The Company believes it is one of the largest domestic manufacturers of CNC gauging systems for press brakes. Automec Inc., a CNC gauge manufacturer, and Cybelec SA, a control manufacturer, are the Company's major competitors for these products in the United States. The Company also competes with Cybelec in Europe.

In the U.S. market for CNC milling machines, the Company's principal competitors include Bridgeport Machines Inc., Tree Machine Tool Co. Inc., Miltronics Manufacturing Co. and Republic-Lagun Machine Tool Co. Competition in the United States with respect to CNC machining centers comes from Fadal Engineering (a subsidiary of Giddings & Lewis Inc.), Haas Automation, Inc. and Cincinnati Milacron Inc. A large number of foreign builders, including
Okuma Machinery Works Ltd., Yamazaki Mazak Corporation, Mori Seiki Co., Ltd. and Matsuura Machinery Corporation, also compete with the Company in the United States as well as in international markets.

MANUFACTURING

The Company assembles and tests its CNC systems at its own facilities in Indianapolis, Indiana and Farmington Hills, Michigan using readily available, industry-standard personal computer components (such as hard disk drives, VGA cards and motherboards) as well as proprietary system components that are produced to the Company's specifications by several domestic suppliers. In October 1996, the Company entered into a contract manufacturing agreement with Hurco Automation Ltd. (HAL), a Taiwanese-based company formed by the Company and six Taiwanese investors. HAL will manufacture certain CNC systems to the Company's specifications, beginning in fiscal 1997 and will also supply certain proprietary and standard components to be used in domestic production. The Company believes that alternative sources for the proprietary components are readily available.

The Company's CNC-operated machine tools and milling machines are manufactured to its specifications in Taiwan by three independent contractors. The Company has worked closely with its Taiwan-based contractors to increase their production capacity to meet the rising demand for its machine tool products and believes that such capacity is sufficient to meet the Company's current and projected demand. Although the Company is exploring additional manufacturing sources for certain of its machine tool products, alternative sources are not readily obtainable and any significant reduction in capacity on the part of its existing machine tool manufacturing contractors would have a material adverse effect on its operations.


BACKLOG

Backlog consists of firm orders received from customers and distributors. Backlog was $9.0 million, $15.3 million and $7.0 million as of October 31, 1996, 1995, and 1994, respectively. Backlog at October 31, 1995 was higher than normal due to strong demand during fiscal 1995 for the Company's Advantage series machine tool line combined with limited product availability. The reduction of backlog at October 31, 1996 reflects increased availability of product for shipment. Fiscal 1996 orders were $93.1 million compared to $98.9 million for fiscal 1995, and $71.9 million for fiscal 1994.


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

IMS is actively pursuing a program to license the use of the Interactive Machining Patents. During fiscal 1996, IMS entered into agreements with two CNC manufacturers and various of their subsidiaries, none of which is a defendant in the IMS patent infringement actions, under which IMS has granted a non-exclusive license to use the Interactive Machining Patents in exchange for certain fixed payments which began in fiscal 1996 and continue through fiscal 2001. Unless the Interactive Machining Patents are subsequently found to be invalid, the 1996 license agreements are expected to result in license fee income, net of legal fees and expenses, of approximately $1.4 million from fiscal years 1997 through 2001. In addition, IMS has received a royalty-free non-exclusive license (with a right of sublicense to the Company) under four patents owned by one of the licensees. There can be no assurance that IMS will enter into additional license agreements or that the terms of any future license agreements will be similar to those of the license agreements discussed above.

RESEARCH AND DEVELOPMENT

The Company's engineering, research and development expenditures (including amounts funded by third parties) were $5.0 million in fiscal 1996, $4.3 million in fiscal 1995 and $4.0 million in fiscal 1994. These activities include development of new software and machine tool products, efforts to reduce costs and improve quality for current products and routine product support.

Research and development expenditures for new products and significant product improvements (inclusive of amounts funded or reimbursed by third parties) were $1.7 million, $1.4 million and $1.0 million in fiscal 1996, 1995, and 1994, respectively. In addition, the Company capitalized $1.3 million in 1996, $1.2 million in 1995 and $.8 million in 1994 related to software development projects.


EMPLOYEES

The Company had 358 employees at the end of fiscal 1996, none of whom is covered by a collective-bargaining agreement or represented by a union. The Company has experienced no employee-generated work stoppages or disruptions and considers its employee relations to be satisfactory .

(D)FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

The following represents a breakdown of Company sales to the indicated geographic regions for the past three fiscal years (in thousands):
                                       1996              1995             1994
                                     -------           -------          -------

North America......................  $50,398           $49,005          $46,430
Europe.............................   44,014            35,434           23,692
Asia and other.....................    4,939             5,193            2,506
                                   ---------         ---------        ---------
Total.............................   $99,351           $89,632          $72,628
                                     =======           =======          =======

Export sales from the United States were $5.8 million in fiscal 1996, $6.4 million in fiscal 1995 and $5.7 million in fiscal 1994.

Information regarding Total Sales, Operating Income (Loss) and Identifiable Assets by geographical area is shown in Note 16 to the Consolidated Financial Statements.

ITEM 2.  PROPERTIES

The following table sets forth the location, size and principal use of each of the Company's facilities:

Location                   Square Footage         Principal Uses

Indianapolis, Indiana         165,000(1)     Corporate headquarters, design and
                                             engineering, product testing, CNC
                                             assembly, sales, application
                                             engineering and customer service.

Farmington Hills, Michigan     37,500        Design and engineering, product
                                             testing, CNC assembly, sales,
                                             application engineering and
                                             customer service.

High Wycombe, England          45,000(2)     Sales, application engineering,
                                             customer service.

Paris,France                    2,800        Sales,application engineering,
                                             customer service.

Munich, Germany                10,700        Sales, application engineering,
                                             customer service.

Singapore                       1,200        Sales, application engineering
                                             customer service
---------------------

(1)Approximately 65,000 square feet will be available for lease in fiscal 1997.
(2)Approximately 24,000 square feet have been sublet to a subtenant since November 1995.

The Company owns the Indianapolis facility and leases the other facilities. The leases have terms expiring at various dates ranging from February 1997 to February 2004. The Company believes that all of its facilities are well maintained and are adequate for its needs now and in the foreseeable future. The Company does not believe that it would experience any difficulty in replacing any of the present facilities if any of its current leases were not renewed at expiration.


ITEM 3.  LEGAL PROCEEDINGS

On October 10, 1995, the Company's wholly-owned subsidiary, IMS Technology, Inc.
(IMS), commenced an action in the United States District Court for the Northern District of Illinois against a group of end-users of interactive CNCs, machine tool manufacturers who incorporate interactive CNCs in their products and manufacturers of CNCs designed to permit use of interactive methods when coupled to machine tools. IMS has alleged that the defendants have infringed one of the Interactive Machining Patents (the "Patent") and is seeking monetary damages from, and injunction against future infringement by, each of the defendants. The defendants in this action presently include Okuma Machinery Works, Ltd.; Okuma American Corporation; Ellison Machinery Company of the Midwest, Inc.; Apollo Machine & Manufacturing Company, Inc.; Arpac Corporation; American Control Technology, Inc.; Nissan Motor Co. Ltd.; Nissan Motor Car Carrier Co., Ltd.; Nissan Motor Corp. USA, Inc.; and Fanuc, Ltd.

On January 11, 1996 IMS commenced an action in the United States District Court for the Eastern District of Virginia (which was subsequently transferred to the United States District Court for the Northern District of Illinois) against Southwestern Industries, Inc. ("Southwestern"); Bridgeport Machines, Inc. and Mitsubishi Electric Corporation ("Mitsubishi"). This action also alleges infringement of the Patent.

IMS and the Company are defendants in a third action pending in the United States District Court for the Northern District of Illinois that was commenced January 29, 1996 by Mitsubishi and Mitsubishi Electric Industrial Controls. This action seeks to have the patent declared invalid and alleges that the Company and IMS violated federal antitrust laws in connection with the acquisition of the Patent. In a counter-claim, IMS alleges that the plaintiffs and various other defendants have infringed the Patent.

All three of the Illinois actions are being coordinated under local court rules. Discovery is currently in process. IMS and the Company have filed a motion to dismiss the antitrust claims in the third Illinois action which currently is pending.

In addition to the three Illinois actions, IMS was a defendant in an action commenced on November 30, 1995 by Southwestern in the United States District Court for the Central District of California seeking to have the Patent declared invalid. In May, 1996, the court transferred this action to the United States District Court in Virginia (which action is now one of the three Illinois actions described above); however, Southwestern has appealed the court's ruling. The appeal is currently pending.

Although IMS believes that the Patent is valid and its claims of patent infringement have substantial merit, it is unable to predict the outcome of any of these actions.

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
                                            1996                     1995
                                        -------------           -------------
Fiscal Quarter Ended:..........         High      Low            High     Low
--------------------                    -------------           -------------
January 31.....................        $7-1/4   $4-1/4          $4-1/2  $3-3/4
April 30......................          4-5/8    3-1/4           4-3/8   2-3/4
July 31.......................          7        4-1/8           4-1/4   3-3/8
October 31....................          6-1/2    4-1/2           7-1/8   3-1/2


The Company does not currently pay dividends on its Common Stock and intends to retain earnings for working capital, capital expenditures and debt reduction. In addition, the Company's agreements with its principal lenders restrict its ability to pay cash dividends.

The Company had approximately 657 holders of record of its Common Stock as of October 31, 1996.

During the period covered by this report, the Company has not sold any equity securities that were not registered under the Securities Act of 1933, as amended.

ITEM 6.  SELECTED FINANCIAL DATA

The Selected Financial Data presented below have been derived from the Consolidated Financial Statements of the Company for the years indicated and should be read in conjunction with the Consolidated Financial Statements and related notes set forth elsewhere herein.




                                              Year Ended October 31,
                                       1996    1995     1994     1993     1992
                                    ------------------------------------------
Statement of Operations Data:    (Dollars in thousands,except per share amounts)

Sales and service fees..........     $99,351  $89,632 $72,628  $72,230  $87,828

Gross profit....................     $28,421  $23,470 $15,565  $11,079  $21,926

Selling, general and adminis-
 tration expenses..............      $21,343  $19,002 $18,129  $22,001  $24,213

Restructuring charge...........      $ --     $ --    $ --     $6,750   $1,070

Operating income (loss)........      $7,078  $4,468 $(2,564)  $(18,323) $(3,633)

Interest expense..............       $3,211  $4,250  $3,301   $2,828    $2,722

Net income (loss).............       $4,264  $204   $(5,791)  $(21,144) $(5,789)

Earnings (loss)
per common share..............       $ .72   $.04   $(1.07)   $(3.89)   $(1.05)

Common stock dividends
 per share....................       $ --    $--    $ --      $--       $.14

Weighted average common
 shares outstanding.................5,907   5,536   5,407     5,438     5,492


                                        As of October 31,
                               1996      1995       1994       1993       1992
                           ----------------------------------------------------
Balance Sheet Data:                    (Dollars in thousands)

Current assets.......        $44,108   $46,356    $43,096    $49,314    $61,532

Current liabilities..        $23,336   $26,479    $16,985    $16,312    $15,349

Working capital .....        $20,772   $19,877    $26,111    $33,002    $46,183

Current ratio........          1.9       1.8        2.5        3.0        4.0

Total assets.........        $59,750   $61,421    $59,558    $67,287    $84,332

Long-term obligations        $20,273   $27,459    $35,245    $37,888    $34,285

Total debt...........        $22,110   $33,599    $34,813    $37,540    $35,515

Shareholders' equity.        $16,141   $ 7,483    $ 7,328    $13,087    $34,698

ITEM 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Selected Financial Data and the Consolidated Financial Statements and Notes thereto appearing elsewhere herein. Certain statements made in this report may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company or the machine tool industry to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, (i) changes in general economic and business conditions that affect demand for CNC control systems, machine tools and software products; (ii) changes in manufacturing markets; (iii) innovations by competitors and (iv) governmental actions and initiatives.

RESULTS OF OPERATIONS

The following table presents, for the fiscal years indicated, selected items from the Consolidated Statements of Operations expressed as a percentage of worldwide revenues and the year-to-year percentage changes in the dollar amounts of those items.

                                Percentage of Revenues    Year-to-Year % Change
                                                           Increase (Decrease)
                                1996     1995     1994    96 vs. 95   95 vs. 94
                                ----    -----    -----    ---------   ---------

Sales and service fees.........100.0%   100.0%   100.0%      10.8%        23.4%
Gross profit................... 28.6     26.2     21.5       21.0         50.8
Selling, general and
administrative expenses........ 21.5     21.2     25.0       12.4          4.8
Operating income (loss)........  7.1      5.0     (3.5)      58.4        274.3
Interest expense...............  3.2      4.8      4.5      (24.4)        28.8
Net income (loss)..............  4.3       .2     (8.0)   1,990.2        103.5


Fiscal 1996 compared with Fiscal 1995

Total sales and service fees of $99.4 million in fiscal 1996 increased $9.7 million, or 10.8%, over fiscal 1995, inclusive of a $1.0 million decrease attributable to weaker European currencies when converting foreign currency revenues into U.S. dollars for financial reporting purposes. On a worldwide basis, sales of CNC-operated machine tools totaled $65.5 million, an increase of $9.8 million, or 17.6%, over fiscal 1995, and sales of CNC systems and software (which do not include systems and software sold as an integrated part of CNC-operated machine tools) totaled $17.8 million, a decrease of $1.2 million, or 6.3%, from fiscal 1995. The increase in the CNC-operated machine tool product line reflected the continued strength of the world's principal machine tool markets, strong demand in Europe for the Company's Advantage series of machine tools, (which was introduced in that market in mid 1995) and enhanced availability of the Company's products for shipment as a result of capacity increases on the part of its contract manufacturers. The decrease in CNC systems and software sales was primarily the result of decreased shipments of Autobend products to original equipment manufacturers, some of whom have developed their own CNC systems. Revenues attributable to sales of parts and service fees increased $1.1 million, or 7.5%, from fiscal 1995 levels, primarily as a result of increased part sales to support the increase in the installed machine base.

In the United States, sales and service fees in fiscal 1996 increased $.6 million, or 1.1%, over fiscal 1995 reflecting a slight increase in shipments of machine tool products. Increased shipments of Delta series control systems for metal cutting machine tools, primarily to original equipment manufacturers, were offset by decreased shipments of Autobend control products to the metal fabrication equipment market.

European sales and service fees in fiscal 1996 increased $8.6 million, or 26.5%, over fiscal 1995, inclusive of the effects of currency translation for financial reporting purposes. European sales measured in local currency increased 29.4%. The improvement was primarily attributable to an increase in unit shipments, without a significant change in margins or average selling prices, aided by a full year of sales of the Advantage series product line, continued strength of the European machine tool market and increased availability of products for shipment.

International sales increased to approximately 44.9% of total consolidated sales for fiscal 1996 compared to 39.6% for fiscal 1995.

Worldwide new order bookings for fiscal 1996 were $93.1 million, a decrease of $5.8 million, or 5.9%, from fiscal 1995. While international orders increased $2.7 million, or 6.8%, in spite of lower foreign currency translation rates, domestic orders declined $8.5 million, or 14.5%. The decline in domestic bookings was due almost entirely to the fact that domestic machine tool bookings during the first half of fiscal 1995 reflected unusually high demand for the just introduced Advantage series machine tool line fueled, in part, by distributor anticipation of limited product availability. The increasing availability of Advantage series products for shipment in the second half of fiscal 1995 and first half of fiscal 1996 enabled the Company to assure its domestic customers shorter delivery times, which, along with somewhat slower machine tool demand, contributed to a decline in the order rates. Domestic order bookings in the second half of fiscal 1996 approximated that of the comparable period in fiscal 1995 due in part to the introduction of new machine tool products in September 1996. Consolidated backlog at October 31, 1996 was $9.0 million compared to $15.3 million at October 31, 1995, reflecting increased availability of products for shipment.

Gross profit margin as a percentage of revenues increased to 28.6% in fiscal 1996 from 26.2% in fiscal 1995 despite the unfavorable impact of foreign currency translations for financial reporting purposes. The increase is the result of an increased percentage of higher-margin products in the total sales mix along with the increase in the percentage of total sales attributable to higher-margin international sales.

Selling, general and administrative (SG&A) expenses in fiscal 1996 increased $2.3 million, or 12.4%, over fiscal 1995 net of unfavorable currency translation effects. The increase reflects a $.5 million increase in product development expenses, expenditures related to the bi-annual International Manufacturing Technology Show (IMTS) and increased selling expenses associated with increased unit volume.

The improvement in operating income in fiscal 1996 continues the Company's trend of improved profitability over the past three years as a result of its completed restructuring program, the introduction of new higher-margin products and an improved machine tool market worldwide.

Interest expense in fiscal 1996 decreased $1.0 million, or 24.4%, from fiscal 1995. The decrease is the result of a $11.5 million reduction of debt, reduced interest rates on the Company's variable rate bank borrowings, and reduced incremental fees paid to the Company's lenders. The incremental fees, which are non-recurring, amounted to $240,000 in fiscal 1996 and $400,000 in fiscal 1995.

License fee income in fiscal 1996 of $590,000, net of legal fees and expenses, results from two separate licensing agreements entered into by the Company's wholly-owned subsidiary, IMS Technology, Inc., with respect to its interactive machining patents. Under the terms of the agreements, additional fees of approximately $1.4 million, net of legal fees and expenses, are expected to be received in annual installments through fiscal 2001, of which approximately $386,000 is expected to be included in income in fiscal 1997.

The provision for income taxes of $94,000 in fiscal 1996 relates to the earnings of a foreign subsidiary. The income tax liability incurred in the United States and certain other jurisdictions was offset by the reversal of valuation allowance reserves against the Company's net operating loss carryforwards. Net operating loss carryforwards available to offset pre-tax income in future periods are set forth in Note 6 to the Consolidated Financial Statements.


Fiscal 1995 Compared with Fiscal 1994

Total sales and service fees of $89.6 million in fiscal 1995 represented an increase of $17.0 million over fiscal 1994, inclusive of $2.5 million attributable to the effect of stronger European currencies when converting foreign currency revenues into U.S. dollars for financial reporting purposes. On a worldwide basis, sales of CNC-operated machine tools totaled $55.7 million, an increase of $17.1 million, or 44%, over fiscal 1994, and sales of CNC systems and software totaled $19.0 million, an increase of $1.5 million, or 8%, over fiscal 1994. While the increases in both product lines reflected improvements in the world's principal machine tool markets, particularly Germany, the significantly greater percentage increase associated with the sales of CNC-operated machine tools was attributable to the strong demand for the Company's new Advantage series of machine tools as well as the enhanced availability of products for shipment as a result of capacity increases on the part of contract manufacturers. Revenues attributable to sales of parts and service fees declined $1.6 million, or 9%, from fiscal 1994 levels, primarily as a result of reduced sales of parts for discontinued machine tool models.

In the United States, sales and service fees in fiscal 1995 increased $3.5 million, or 7%, over fiscal 1994, reflecting increases of $4.0 million, or 18%, in sales of CNC-operated machine tools and $1.4 million, or 9%, in sales of CNC systems and software, offset by a decrease of $1.9 million, or 14%, in revenue from service parts and fees. The improved sales were primarily attributable to increases in unit volume, rather than pricing, due to enhanced demand for and availability of the Company's Advantage product line and general strengthening of the markets for both fully-integrated machine tools and CNC systems.

In Europe, sales and service fees in fiscal 1995 increased $11.3 million, or 52%, over fiscal 1994, inclusive of the effects of currency conversion for financial reporting purposes. Net of currency-translation effects, the improvement was primarily attributable to a 25% increase in unit volume and a 17% increase in average unit prices realized for the Company's CNC-operated machine tools, reflecting the introduction of the new Advantage series in the second half of fiscal 1995 as well as a significant strengthening of the European machine tool markets. In Asia, sales and service fees increased to $2.6 million in fiscal 1995 from $400,000 recorded for fiscal 1994, reflecting the Company's more competitive pricing of the new Advantage series product line in that market. On a combined basis, European and Asian sales and service fees in fiscal 1995, exclusive of currency-translation effects, accounted for 38% of total worldwide revenues, compared with 30% in fiscal 1994, due primarily to the more significant year-to-year change in general market conditions in Europe than in the United States, as well as improvements in the Company's foreign sales and marketing operations.

Demand for the Company's products during fiscal 1995 was strong. Worldwide new order bookings for fiscal 1995 increased $26.9 million, or 37%, over 1994, primarily due to the introduction of the new Advantage series of machine tool products and the increased production capacity of the Company's contract manufacturers. Backlog as of October 31, 1995, was $15.3 million compared to $7.0 million as of October 31, 1994. The Company is continuing to work with its contract manufacturers to further increase their production capacity.

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

Selling, general and administrative (SG&A) expenses in fiscal 1995 increased $873,000, or 5%, over fiscal 1994 primarily because of foreign currency translation effects of $502,000 and increased selling expenses associated with increased unit volume. SG&A expenses, as a percentage of sales and service fees, was 21% in fiscal 1995 compared to 25% in fiscal 1994.

The Company generated $4.5 million of operating income in fiscal 1995 compared to a $2.5 million operating loss in fiscal 1994, a $7.0 million improvement. This return to operating profitability after three years of losses reflects the benefits of the Company's restructuring program, the phase-in of new higher-margin products and improved market conditions worldwide.

Interest expense in fiscal 1995 increased $949,000, or 29%, over fiscal 1994. Included in interest expense for fiscal 1995 is a $400,000 incremental fee payable to the Company's lenders under its credit agreements, which provide for additional fees when certain gross profit levels are achieved. As of October 31, 1995, the maximum fee became fully due. The remaining $240,000 incremental fee payable to the lenders as of October 31, 1995, will be amortized to expense during fiscal 1996. The remainder of the increase in interest expense reflects the impact of higher interest rates on the Company's floating rate bank borrowings, despite a $1.2 million reduction in total debt during the year.

No income tax expense has been provided for fiscal 1995. The income tax liability incurred in certain tax jurisdictions was offset by the reversal of valuation allowance reserves against the Company's net operating loss carryforwards. Net operating loss carryforwards available to offset pre-tax income in future periods are discussed in Note 6 to the Consolidated Financial Statements.

FOREIGN CURRENCY RISK MANAGEMENT

The Company manages its foreign currency exposure through the use of foreign currency forward exchange contracts as described in Note 1 to the Consolidated Financial Statements. The Company does not speculate in the financial markets and, therefore, does not enter into these contracts for trading purposes. The Company also moderates its currency risk related to significant purchase commitments with certain foreign vendors through price adjustment agreements that provide for a sharing of, or otherwise limit, the potential adverse effect of currency fluctuations on the costs of purchased products. The results of these programs achieved management's objectives for both fiscal 1996 and fiscal 1995. See Note 1 to the Consolidated Financial Statements.


LIQUIDITY AND CAPITAL RESOURCES

At October 31, 1996, the Company had cash and cash equivalents of $1.9 million compared to $2.1 million at October 31, 1995. Cash flow from operations for fiscal 1996 was $8.5 million, compared to $3.7 million for fiscal 1995, primarily due to increased net income and reduced working capital requirements.

On July 3, 1996 the Company issued and sold 1,085,389 shares of common stock at a price of $4.63 per share pursuant to a subscription rights offering. The net proceeds of approximately $4.8 million were used to prepay $3.1 million of outstanding indebtedness otherwise due on July 31, 1996. Of the amount prepaid, $1.4 million consisted of bank debt bearing interest at a variable rate and $1.7 million represented an installment payment on the Company's Senior Notes. The balance of the net proceeds was used to reduce outstanding revolving credit borrowings. Since the beginning of fiscal 1996, total indebtedness has been reduced by $11.5 million, or 34%. Approximately $3.1 million of term loan payments are due and payable during fiscal 1997.

Working capital was $20.8 million at October 31, 1996, compared to $19.9 million at October 31, 1995. The ratio of current assets to current liabilities was 1.9 to 1 at October 31, 1996, compared to 1.8 to 1 at October 31, 1995. As of October 31, 1996, the Company had unutilized credit facilities of $10.9 million available for either direct borrowings or commercial letters of credit.

Management believes that cash flow from operations and available borrowings under the Company's bank credit facilities will be sufficient to enable the Company to meet its anticipated cash requirements, including scheduled term loan payments, for the next twelve months.


Effective January 22, 1997, the agreements governing the Company's bank indebtedness were amended to extend the due date of the revolving credit facility from November 1, 1997 to May 1, 1998 and to provide an alternative LIBOR-based interest rate that is expected to be approximately .75% lower than the prime-based rate otherwise payable. The Company is currently negotiating a new multi-year credit agreement with the bank and expects those negotiations to be concluded during the second quarter of fiscal 1997. See Note 4 to the Consolidated Financial Statements.

                                                        19
ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                                     REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders and
Board of Directors of
Hurco Companies, Inc.


We have audited the accompanying consolidated balance sheets of Hurco Companies, Inc. (an Indiana corporation) and subsidiaries as of October 31, 1996 and 1995, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the three years in the period ended October 31, 1996. These financial statements and schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.


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


In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hurco Companies, Inc. and subsidiaries as of October 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended October 31, 1996 in conformity with generally accepted accounting principles.


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




ARTHUR ANDERSEN LLP


Indianapolis, Indiana December 5, 1996 except with respect to matters discussed in Note 4 as to which the date is January 22, 1997.

                                         21
                                 HURCO COMPANIES, INC.
                          CONSOLIDATED STATEMENTS OF OPERATIONS


                                             Year Ended October 31,
                                   1996              1995             1994
                              (Dollars in thousands, except per share amounts)


SALES AND SERVICE FEES........   $ 99,351         $  89,632         $ 72,628

Cost of sales and service ....     70,930            66,162           57,063
                                 --------            ------           ------

 GROSS PROFIT.................     28,421            23,470           15,565

Selling, general and
administrative expenses.......     21,343            19,002           18,129
                                   ------            ------           ------

OPERATING INCOME (LOSS).......      7,078             4,468           (2,564)

Interest expense..............      3,211             4,250            3,301

License fee (income)..........      (590)               --               --

Other (income) expense, net...       99                 14              (74)
                                 --------         ----------         --------

Income (loss) before income taxes  4,358               204           (5,791)

Provision for income taxes.....      94                --               --
                                 --------         -----------       ---------

NET INCOME (LOSS)..............   $4,264               $204           $(5,791)
                                  =======           ========          =======


EARNINGS (LOSS)PER COMMON SHARE  $ .72             $.04             $(1.07)
                                 =======          ========          =======


WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING.........       5,907            5,536             5,407
                                =========        =========         ========


















The accompanying notes are an integral part of the Consolidated Financial Statements.

                                    HURCO COMPANIES, INC.
                                 CONSOLIDATED BALANCE SHEETS

                                         ASSETS
                                                      As of October 31,
                                                    1996           1995
CURRENT ASSETS:                 (Dollars in thousands, except per share amounts)
   Cash and cash equivalents...................    $1,877      $   2,072
   Accounts receivable, less
    allowance for doubtful accounts
    of $785 in 1996 and $1,070 in 1995.........    17,162         17,809
   Inventories ................................    24,215         25,238
   Other.......................................       854          1,237
                                                 ---------        -------
     Total current assets......................    44,108         46,356
                                                  -------         ------

LONG-TERM LICENSE FEE RECEIVABLES (NOTE 14)....     1,040            --
                                                  --------      ----------

PROPERTY AND EQUIPMENT:
   Land........................................       761            761
   Building....................................     7,095          7,122
   Machinery and equipment.....................    12,662         13,489
   Leasehold improvements......................     1,002            996
                                                  --------       --------
                                                   21,520         22,368
   Less accumulated depreciation
   and amortization of.........................   (11,714)       (11,739)
                                                  -------         ------
                                                    9,806         10,629

SOFTWARE DEVELOPMENT COSTS, LESS ACCUMULATED
 AMORTIZATION OF $1,039
 IN 1996 AND $864 IN 1995......................     3,792         3,513
 OTHER ASSETS..................................     1,004           923
                                                  -------       --------
                                                  $59,750       $61,421
                                                   ======        ======

                                           LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable............................$  11,407      $  10,570
   Accrued expenses.............................   7,454          8,161
   Accrued warranty expenses....................   1,425          1,391
   Current portion of long-term debt ...........   3,050          6,357
                                                 --------        -------
     Total current liabilities..................  23,336         26,479
                                                 -------         ------

NON-CURRENT LIABILITIES:
   Long-term debt ..............................  19,060         27,242
   Deferred credits and other obligations.......   1,213            217
                                                 --------       --------
                                                  20,273         27,459

COMMITMENTS AND CONTINGENCIES (NOTES 10, 11 AND 13)

SHAREHOLDERS' EQUITY:
   Preferred stock: $100 par value per share;
     40,000 shares authorized; no shares issued..    --             --
   Common stock: no par value; $.10 stated
   value per share; 7,500,000 shares authorized;
   6,531,871 and 5,425,302 shares issued and
   outstanding in 1996 and 1995, respectively....   653            543
   Additional paid-in capital....................  50,312         45,573
   Accumulated deficit........................... (30,208)       (34,472)
   Foreign currency translation adjustment.......  (4,616)        (4,161)
                                                   ------        -------
     Total shareholders' equity..................  16,141          7,483
                                                   ------        -------
                                                  $59,750      $  61,421
                                                   ======         ======


The accompanying notes are an integral part of the Consolidated Financial Statements.

                                                            22
                                          HURCO COMPANIES, INC.
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended October 31,
                                          1996         1995          1994
                                          ----         ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:         (Dollars in thousands)
   Net income (loss)..................   $4,264        $204        $(5,791)
   Adjustments to reconcile net
   income(loss)to net cash provided
   by (used for)operating activities:
     Depreciation and amortization....... 2,677       2,861          3,019
     Unrealized (gain) loss on foreign
     currency transactions...............   267         (59)          (361)
     Change in asset/liabilities
      (Increase) decrease in accounts
       receivable........................   356      (3,148)           893
      (Increase) decrease in
       inventories.......................   959       1,004          6,528
      Increase (decrease) in accounts
       payable...........................   856       2,118          2,095
      Increase (decrease) in accrued
       expenses..........................  (534)        902         (1,634)
      Other..............................  (346)       (156)          (795)
                                         -------      ------         ------
 NET CASH PROVIDED BY OPERATING
 ACTIVITIES.........................      8,499       3,726          3,954
                                         ------       -----          -----

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of equipment......     34          99            327
   Purchase of property and equipment...   (561)       (551)          (408)
   Software development costs........... (1,318)     (1,066)          (853)
   Other investments....................   (181)        134           (152)
   Loss on foreign currency
   contracts............................    --          (48)          (388)
                                         --------     -------        ------

NET CASH (USED FOR) INVESTING
ACTIVITIES..........................     (2,026)      (1,432)       (1,474)
                                         ------        -----         -----

CASH FLOWS FROM FINANCING ACTIVITIES:
   Advances on bank credit facilities    49,985       68,625        39,275
   Repayments of bank credit facilities (55,008)     (69,997)      (42,283)
   Repayments of long-term borrowings    (6,342)        --            --
   Proceeds from exercise of common
   stock options......................     47           29            41
   Proceeds from stock rights offering,
     net .............................    4,802         --            --
                                         -------      -------      --------
NET CASH (USED FOR) FINANCING
ACTIVITIES..........................     (6,516)      (1,343)       (2,967)
                                         ------        -----         -----

EFFECT OF EXCHANGE RATE CHANGES
ON CASH.............................       (152)          20           102
                                         -------      -------        ------
NET INCREASE (DECREASE) IN CASH.....       (195)         971          (385)

CASH AND CASH EQUIVALENTS AT
BEGINNING OF YEAR...................       2,072       1,101         1,486
                                          ------       -----         -----

CASH AND CASH EQUIVALENTS AT
END OF YEAR.........................     $ 1,877      $2,072        $1,101
                                          ======       =====         =====

SUPPLEMENTAL DISCLOSURES:
   Cash paid for:
      Interest.......................   $  2,759     $  3,656     $   3,814
      Income taxes...................       --           --            --








The accompanying notes are an integral part of the Consolidated Financial Statements.

                                                            23
                                HURCO COMPANIES, INC.
              CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY




                                                                      FOREIGN
                          COMMON STOCK    ADDITIONAL                  CURRENCY
                    SHARES ISSUED          PAID-IN    ACCUMULATED   TRANSLATION
                    & OUTSTANDING  AMOUNT  CAPITAL      DEFICIT      ADJUSTMENT
                                     (Dollars in thousands)
BALANCES,
OCTOBER 31, 1993...  5,399,399      $540   $45,517     $(28,885)      $(4,085)

Net loss............     --           --       --        (5,791)           --
Translation of
foreign currency
financial statements     --           --       --          --               2
Exercise of common
stock options ......    14,283        1         29         --              --
                     ----------    ------   --------   --------       ---------

BALANCES,
OCTOBER 31, 1994.... 5,413,682      $541   $45,546     $(34,676)      $(4,083)


Net income..........     --          --       --          $204            --
Translation of
foreign currency
financial statements     --          --       --           --            (78)
Exercise of common
stock options.......    11,620        2        27          --             --
                     ----------    ------  --------    --------     ----------

BALANCES,
OCTOBER 31, 1995.... 5,425,302     $543    $45,573     $(34,472)      $(4,161)


Net income..........    --           --       --         $4,264           --
Stock Rights
Offering............ 1,085,389      108      4,694         --             --
Translation of
foreign currency
financial statements    --           --       --           --            (455)
Exercise of common
stock options.......    21,180        2        45          --             --
                     ----------    -----   -------     --------        ------

BALANCES,
OCTOBER 31, 1996.... 6,531,871     $653    $50,312    $(30,208)      $(4,616)
                    ==========    =====    =======    ========        ======




The accompanying notes are an integral part of the Consolidated Financial Statements.

                                                           27
                                 HURCO COMPANIES, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation. The consolidated financial statements include the accounts of Hurco Companies, Inc. (an Indiana corporation) and its wholly-owned and controlled subsidiaries (the Company). A 15% ownership interest in an affiliate recorded at cost and an 18% ownership interest in an affiliate recorded using the equity method are included in Other Assets on the accompanying Consolidated Balance Sheets. Intercompany accounts and transactions have been eliminated.

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


Hedging. The Company enters into foreign currency forward exchange contracts periodically to provide a hedge against the effect of foreign currency fluctuations on receivables denominated in foreign currencies and net investments in foreign subsidiaries. Gains and losses related to contracts designated as hedges of receivables denominated in foreign currencies are accrued as exchange rates change and are recognized as "Other (income) expense, net" in the Consolidated Statements of Operations. Gains and losses related to contracts designated as hedges of net investments in foreign subsidiaries are accrued as exchange rates change and are recognized in the "Foreign currency translation adjustment" portion of Shareholders' equity on the Consolidated Balance Sheets.

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

The U.S. dollar equivalent notional amount of outstanding foreign currency forward exchange contracts was approximately $12,645,000 as of October 31, 1996 ($10,074,000 related to firm intercompany sales commitments) and $18,879,000 as of October 31, 1995 ($16,833,000 related to firm intercompany sales commitments). Deferred losses related to hedges of these future sales transactions were approximately $61,000 and $265,000 as of October 31, 1996 and 1995, respectively. Contracts outstanding at October 31, 1996, mature at various times through March 27, 1997. All contracts are for the sale of currency. The Company does not enter into these contracts for trading purposes.


Inventories. Inventories are stated at the lower of cost or market, with cost determined using the first-in, first-out method.

Property and Equipment. Property and equipment are carried at cost, which includes capitalized interest incurred during the construction period of the asset. No interest was capitalized during the three years ended
October 31, 1996. Depreciation and amortization of assets are provided primarily

                                 HURCO COMPANIES, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


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

License Fees. The Company's policy is to recognize license fee income related to patent infringement settlements, net of legal fees and expenses, over the life of the agreements. The portion of the settlements attributable to prior infringement are recorded in income in the period that the agreement is finalized.

Product Warranty. Expected future product warranty expense is recorded when the product is sold.

Research  and  Development   Costs.  The  costs  associated  with  research  and
development programs for new products and significant product improvements are expensed as incurred and included in Selling, general and administrative expenses. Expenditures and related third-party reimbursements for the last three years were (in thousands):

                                                    Year Ended October 31,

                                               1996         1995         1994
                                               ----         ----         ----
  Research and development expenditures......$1,689       $1,362       $1,001
  Less: amounts reimbursed by third parties..    58          354           14
                                             --------      ------       ------
  Net research and development expenses..... $1,631       $1,008         $987
                                             ========      =====         =====

Costs incurred to develop computer software to be sold or otherwise marketed are capitalized, after technological feasibility is established, and are amortized to Cost of sales on a straight-line basis over the estimated product life of the related software which ranges from three to five years. Amortization expense was $1,039,000, $864,000 and $749,000, respectively, for the three years ended October 31, 1996.


Earnings Per Share. Earnings per share of common stock are based on the weighted average number of common shares outstanding, which includes the effects of outstanding stock options computed using the treasury method. Such common stock equivalents totaled 121,000 and 118,000 for the twelve month periods ended October 31, 1996 and 1995, respectively. Fully diluted earnings per share are the same as primary earnings per share for 1996 and 1995. No effect has been given to options outstanding for 1994 as no dilution would have resulted from their exercise.


Income Taxes. The Company records income taxes under Statement of Accounting Standards (SFAS) 109 "Accounting for Income Taxes". SFAS 109 utilizes the liability method for computing deferred income taxes and requires that the benefit of certain loss carryforwards be recorded as an asset and that a valuation allowance be established against the asset to the extent it is "more likely than not" that the benefit will not be realized.

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

                               HURCO COMPANIES, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


2.  BUSINESS OPERATIONS

Nature of Business.  The Company designs and produces computer numerical control
(CNC) systems and software and CNC-operated machine tools for sale through its own distribution system to the worldwide machine tool industry. The Company's proprietary CNC systems and related software products are either integrated with machine tools marketed by the Company, sold to machine tool end users or sold to other machine tool manufacturers who integrate them with their own products.

The end market for the Company's products consists primarily of precision tool, die and mold manufacturers, independent job shops and specialized production applications within large manufacturing operations. Industries served include: aerospace, defense, medical equipment, energy, transportation and computer industries. The Company's products are sold through over 240 independent agents and distributors in 44 countries throughout North America, Europe and Asia. The Company also maintains direct sales forces in the United States, England, France, Germany and Singapore.

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

Reliance on Contract Manufacturers. The Company contracts principally with three machine tool builders located in Taiwan for the manufacture and assembly of CNC machine tool systems, based on the Company's designs and specifications, utilizing CNC systems provided by the Company. Any interruption from these sources would restrict the availability of the Company's machine tools, which would affect operating results adversely.
The Company has negotiations in process with other manufacturing sources to increase its capacity and continuously evaluates alternative sources of supply.

                                HURCO COMPANIES, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


3. INVENTORIES

Inventories as of October 31, 1996 and 1995 are summarized below (in thousands):
                                                   1996           1995
                                                ----------     ----------
   Purchased parts and sub-assemblies.....       $12,354        $17,380
   Work-in-process........................         1,942          3,523
   Finished goods.........................         9,919          4,335
                                                 ---------      ---------
                                                 $24,215        $25,238
                                                 =========      =========



4.  DEBT AGREEMENTS

Long-term debt as of October 31, 1996 and 1995, consisted of (in thousands):
                                                   1996           1995
                                                 --------       --------
  Bank revolving credit facilities.......        $10,931        $16,078
  Bank term loan.........................          1,250          3,996
  Senior Notes...........................          8,929         12,402
  Economic Development Revenue Bonds,
  Series 1990............................          1,000          1,000
  Other..................................            --            123
                                                ---------       --------
                                                  22,110         33,599
  Less current portion...................          3,050          6,357
                                                ---------        -------
                                                 $19,060        $27,242
                                                  ======      =========

As of October 31, 1996, long-term debt was payable as follows (in thousands):

    Fiscal 1997..............................       $  3,050
    Fiscal 1998..............................         13,702
    Fiscal 1999..............................          1,786
    Fiscal 2000..............................          1,786
    Fiscal 2001..............................          1,786
                                                      -------
                                                     $22,110

                                                           53
                             HURCO COMPANIES, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


As of October 31, 1996, the Company had unutilized credit facilities of $10.9 million available for either direct borrowings or commercial letters of credit. As of October 31, 1996 and 1995, the Company had $7,716,000 and $6,648,000,
respectively, of outstanding letters of credit issued to non-U.S. suppliers for inventory purchase commitments.


Interest was payable at 8.25% and 9.0% on the domestic bank revolving credit facility and term loan as of October 31, 1996 and 1995, respectively. Interest was payable on the European credit authorization at rates ranging from 6.8% to 9.8% as of October 31, 1996 and from 7.3% to 9.4% as of October 31, 1995. Interest was payable on the Senior Notes at 10.87% and 11.12% at October 31, 1996 and 1995, respectively.


The Company's obligations to its lending banks, as well as its obligations to the holders of its outstanding Senior Notes, are secured by substantially all of the Company's assets.


Effective January 26, 1996, the agreements governing the Company's bank indebtedness and Senior Notes were amended. Effective January 22, 1997, the agreements governing the Company's bank indebtedness were further amended to extend the maturity date of the bank revolving credit facility and to provide an alternative reduced basis for interest charges on all outstanding bank indebtedness. The principal terms of those agreements, as so amended, are set forth below.


       (a)   Bank Indebtedness.


             The Company's bank agreements provide for a revolving credit facility expiring May 1, 1998 permitting borrowings at any one time outstanding of up to $27.0 million (inclusive of outstanding letters of credit of up to $9.5 million). Of such borrowings, up to $5.0 million may be drawn in designated European currencies. In addition, the agreements permit the Company to obtain up to $2.0 million of additional letters of credit without reduction of the borrowing limit. The agreements also provide for a term loan of $4.0 million, of which $1.25 million is outstanding and due on September 30, 1997. Effective January 22, 1997, interest on all outstanding borrowings is payable on a rate based on LIBOR for 30, 60 or 90 day periods (5.44% to 5.56% at January 22, 1997) plus 2.0% or, at the Company's option, prime (8.25% at January 22, 1997).


             The agreements condition the banks' lending obligations on the Company's maintenance of a prescribed working capital borrowing base and require the Company to maintain a specified minimum net worth. The agreements also establish maximum leverage and fixed charge coverage ratios, restrict capital expenditures and investments and prohibit the payment of cash dividends or the redemption of capital stock. The net worth covenant requires that Consolidated Tangible Net Worth (as defined) be not less than $6.75 million plus (i) 50% of cumulative net income subsequent to November 1, 1995 and (ii) 85% of the net proceeds of any equity or subordinated debt financings subsequent to November 1, 1995. The ratio of total consolidated indebtedness to Consolidated Tangible Net Worth may not exceed 3.55-to-1 from October 31, 1996 through January 30, 1997, 3.0-to-1 from January 31, 1997 through October 30, 1997 and 2.5-to-1 thereafter. At October 31, 1996, Consolidated Tangible Net Worth was $16.4 million which was $3.4 million in excess of the requirement. The Company was in compliance with all bank covenants at October 31, 1996.

                               HURCO COMPANIES, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

    (b)Senior Notes.


             At October 31, 1996, the Company had outstanding approximately $8.9 million of Senior Notes, of which approximately $1.8 million was repaid on December 1, 1996. Of the remaining $7.1 million, approximately $1.8 million is due in equal annual installments on December 1, 1997 through December 1, 2000. Interest is payable monthly and was reduced from 11.12% per annum to 10.87% per annum beginning September 1, 1996. Until October 31, 1997, the financial covenants with respect to the Senior Notes are identical to those applicable to the Company's bank indebtedness. Commencing November 1, 1997, certain covenants, unless otherwise modified, will become more restrictive.


The agreements in effect at October 31, 1995 provided for a contingent fee (not to exceed $500,000 to the banks and a pro-rata amount to the senior note holders) based on the amount, by which the Company's actual gross profit exceeded projected amounts in fiscal years 1995 through 1997. As of October 31, 1995, the maximum fee became fully due and payable in December 1995. Of this fee, $400,000 was included in interest expense for fiscal 1995 ($360,000 in the fourth quarter) and the remainder of $240,000 was recognized as interest expense in fiscal 1996.

The Economic Development Revenue Bonds are payable in five equal annual installments beginning on September 1, 2001 and are secured by a letter of credit issued in the amount of $1,060,000 by the bank. The letter of credit renews annually and expires in September 1997. If the letter of credit is not renewed, the bank agreements provide for deferral of the reimbursement obligation under the letter of credit until the maturity date of the revolving credit facility. Accordingly, the $1,000,000 has been classified as payable in fiscal 1998. The Bonds' interest rates adjust weekly and, as of October 31, 1996, interest was accruing at a rate of 3.8% (4.0% as of October 31, 1995).

                              HURCO COMPANIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



5. FINANCIAL INSTRUMENTS

The carrying amounts for trade receivables and payables are considered to be their fair values. The carrying amounts and fair values of the Company's other recorded financial instruments at October 31, 1996 are as follows (in thousands):

                                                        October 31, 1996
                                                   Carrying               Fair
                                                    Amount             Value (1)

     Long-Term Debt:

         Bank revolving credit facilities.......    $10,931            $10,931

         Bank term loan.........................      1,250              1,250

         Senior Notes...........................      8,929              8,993

         Economic Development Revenue Bonds.....      1,000              1,000

         (1)  The  estimated   fair  values  of  Long-Term  Debt  are  based  on
              discounted   future  cash  flows  using  current   interest  rates
              available to the Company with the same remaining maturities.


The Company also has off-balance sheet financial instruments in the form of foreign currency forward exchange contracts as described in Note 1 to the Consolidated Financial Statements. The U.S. dollar equivalent notional amount and fair value of these contracts were $12,644,900 and $12,766,300, respectively, at October 31, 1996. Current market prices were used to estimate the fair value of the foreign currency forward exchange contracts.

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

                              HURCO COMPANIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


6.  INCOME TAXES

Deferred income taxes reflect the effect of temporary differences between the tax basis of assets and liabilities and the reported amounts of those assets and liabilities for financial reporting purposes. Deferred income taxes also reflect the value of net operating losses and an off-setting valuation allowance. The Company's total deferred tax assets and corresponding valuation allowance at October 31, 1996 and October 31, 1995, consisted of the following (in thousands):

                                                            October 31,
                                                      1996               1995
Tax effects of future tax deductible
items related to:
     Accrued inventory reserves...........            $715               $671
     Accrued warranty expenses............             370                360
     Other accrued expenses...............             922              1,024
                                                    ---------          -------
         Total deferred tax assets........           2,007              2,055
                                                    ---------          -------

Tax effects of future taxable differences
related to:
    Accelerated tax deduction and
    other tax over book deductions
    related to property, equipment
    and software...................                 (1,476)             (257)
    Other..........................                   (575)             (577)
                                                  ---------           --------
       Total deferred tax liabilities.....          (2,051)             (834)
                                                  ---------           --------

       Net tax effects of temporary
       differences........................            (44)             1,221
                                                  ---------           -------

Tax effects of carryforward benefits:
     U.S. federal net operating loss
     carryforwards,expiring 2001-2010......          9,909            10,319
     Foreign net tax benefit carryforwards
       with no expiration..................          1,862             2,612
     U.S. federal general business tax credits,
      expiring 2001-2010 and alternative
      minimum tax credit with no expiration.         1,543             1,555
                                                  ---------           -------
         Tax effects of carryforwards .....         13,314            14,486
                                                  ---------           ------

         Tax effects of temporary differences
         and carryforwards.................         13,270            15,707
         Less valuation allowance..........        (13,270)          (15,707)
                                                   -------           -------
         Net deferred tax asset............       $  --              $ --
                                                  =========         =========


The Company's carryforwards expire at specific future dates and utilization of certain carryforwards is limited to specific amounts each year and further limitations may be imposed if an "ownership change" would occur. Realization is entirely dependent upon generating sufficient future earnings in specific tax jurisdictions prior to the expiration of the loss carryforwards. Due to the uncertain nature of their ultimate realization based upon past performance and expiration dates, the Company has established a full valuation allowance against these carryforward benefits and is recognizing the benefits only as reassessment demonstrates they are realizable. While the need for this valuation allowance is subject to periodic review, if the allowance is reduced, the tax benefits of the carryforwards will be recorded in future operations as a reduction of the Company's income tax expense.

                              HURCO COMPANIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



Income (loss) before income taxes (in thousands):
                                                  Year Ended October 31,
                                        1996              1995             1994
       Domestic.......................$(625)           $(1,786)         $(3,240)
       Foreign........................4,983              1,990           (2,551)
                                     --------         --------           -------
                                     $4,358               $204          $(5,791)
                                     ========         =========          =======


Differences between the effective
tax rate and U.S. federal income tax
rate were (in thousands):

Tax (benefit) at U.S. Statutory Rate  $1,525           $71              $(2,027)

Effect of International operations
tax rates in excess of U.S.
statutory rates............              254            --                --

Effect of losses without a current
year tax benefit...........              --            625                2,027

Utilization of net operating loss
carryforwards...............          (1,685)         (696)              --
                                      -------        -------          ---------

Provision for income tax....             $94        $  --              $ --
                                      ========       =========        =========




7.  EMPLOYEE RETIREMENT BENEFITS

The Company has defined contribution plans that include a majority of its employees worldwide, under which Company contributions are discretionary. The purpose of these plans is generally to provide additional financial security during retirement by providing employees with an incentive to save throughout their employment. Company contributions to the plans are based on employee contributions or compensation. These Company contributions totaled $252,000, $213,000, and $214,000 for the years ended October 31, 1996, 1995, and 1994, respectively.

During 1996, the Company initiated a non-qualified deferred compensation plan for certain executives of the Company. The purpose of this defined contribution plan is to provide executives with an additional mechanism to save throughout their employment. The Company made no contributions to the deferred compensation plan during fiscal 1996.

                              HURCO COMPANIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


8.  STOCK OPTIONS

Stock options may be granted to key employees to purchase shares of common stock at a price not less than the fair market value at the date of grant. Vesting periods are determined at the discretion of the Board of Directors and currently range from 3 to 5 years. Stock option activity during 1996, 1995 and 1994 is summarized below (number of shares):

                                                    Year Ended October 31,
                                           1996           1995            1994
Outstanding at beginning of year.........380,700         354,900        330,717
     Granted.............................104,800          62,700        171,500
     Canceled............................(32,700)        (19,080)       (48,534)
     Expired.............................     --          (6,200)       (84,500)
     Exercised...........................(21,180)        (11,620)       (14,283)
                                         -------         -------        --------
Outstanding at end of year...............431,620         380,700        354,900
                                         =======         =======        =======

Exercisable at end of year...............204,151         138,600        101,720
                                         =======         =======        =======

Available for future grants.............. 12,814          84,914        131,534
                                        ========        ========        =======


The range of option prices per share for outstanding options and the prices at which options were exercised during 1996, 1995 and 1994 are summarized below:

                                               Year Ended October 31,
                                    1996               1995              1994
Option price.................$2.13 - $7.50      $2.13 - $7.50       $2.13-$7.50
Exercise price...............$2.13 - $3.88      $2.13 - $2.88          $2.13


As of October 31, 1996 and 1995, the Company had outstanding options for certain members of the Board of Directors to purchase 75,000 and 25,000 shares of the Company's common stock, respectively, at prices ranging from $5.13 to $7.00 per share. All were exercisable as of October 31, 1996 and 1995. The options expire at various dates between 2002 and 2006.

9.  RELATED PARTY TRANSACTIONS

The Company and Air Express International Corporation (AEI) are related parties because a common group of shareholders holds a substantial ownership interest in both companies. AEI provides freight forwarding and shipping services for the Company. The cost of these freight services are negotiated on an arms length basis and amounted to $1,773,000, $1,438,000 and $323,000 for the years ended October 31, 1996, 1995 and 1994, respectively. Trade payables to AEI were
$208,000,   $27,000  and  $3,000  at  October  31,  1996  and  1995,  and  1994,
respectively.

The Company owns an approximate 15% interest in one of its Taiwanese-based suppliers. This investment is carried at cost and is included in Other Assets. Purchases of product from this supplier are negotiated on an arms length basis and totaled $8,616,000, $4,369,000 and $1,178,000 for the years ended October 31, 1996, 1995 and 1994, respectively. Trade payables to this supplier at October 31, 1996, were $1,484,000, of which $1,112,000 was supported by letters of credit that will be funded by the Company's bank through December 31, 1996. Trade payables to this supplier at October 31, 1995 and 1994 were $1,519,000 and $195,000, respectively.

                              HURCO COMPANIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


10.      LITIGATION AND CONTINGENCIES

On October 10, 1995, the Company's wholly-owned subsidiary, IMS Technology, Inc.
(IMS), commenced an action in the United States District Court for the Northern District of Illinois against a group of end-users of interactive CNCs, machine tool manufacturers who incorporate interactive CNCs in their products and manufacturers of CNCs designed to permit use of interactive methods when coupled to machine tools. IMS alleges that the defendants have infringed one of the Interactive Machining Patents (the "Patent") and is seeking monetary damages from, and injunction against future infringement by, each of the defendants. The defendants in this action presently include Okuma Machinery Works, Ltd.; Okuma American Corporation; Ellison Machinery Company of the Midwest, Inc.; Apollo Machine & Manufacturing Company, Inc.; Arpac Corporation; American Control Technology, Inc.; Nissan Motor Co. Ltd.; Nissan Motor Car Carrier Co., Ltd.; Nissan Motor Corp. USA, Inc.; and Fanuc, Ltd.

On January 11, 1996 IMS commenced an action in the United States District Court for the Eastern District of Virginia (which was subsequently transferred to the United States District Court for the Northern District of Illinois) against Southwestern Industries, Inc. ("Southwestern"); Bridgeport Machines, Inc. and Mitsubishi Electric Corporation ("Mitsubishi"). This action also alleges infringement of the Patent.

IMS and the Company are defendants in a third action pending in the United States District Court for the Northern District of Illinois that was commenced January 29, 1996 by Mitsubishi and Mitsubishi Electric Industrial Controls. This action seeks to have the patent declared invalid and alleges that the Company and IMS violated federal antitrust laws in connection with the acquisition of the Patent. In a counter-claim, IMS alleges that the plaintiffs and various other defendants have infringed the Patent:

All three of the Illinois actions are being coordinated under local court ruling and discovery is currently in process. IMS and the Company have filed a motion to dismiss the antitrust claims in the third action, which currently is pending.

In addition to the three Illinois actions, IMS was a defendant in an action commenced on November 30, 1995 by Southwestern in the United States District Court for the Central District of California seeking to have the Patent declared invalid. In May, 1996, the court transferred this action to the United States District Court in Virginia (which action is now one of the three Illinois actions described above); however, Southwestern has appealed the court's ruling. The appeal is currently pending.

Although IMS believes that the Patent is valid and its claims of patent infringement have substantial merit, it is unable to predict the outcome of any of these actions.

The Company is involved in various other claims and lawsuits arising in the normal course of business, none of which, in the opinion of management, is expected to have a material adverse effect on its consolidated financial position or results of operations.

                              HURCO COMPANIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


11.      OPERATING LEASES

The Company leases facilities and vehicles under operating leases that expire at various dates through 2002. Future payments required under operating leases as of October 31, 1996, are summarized as follows (in thousands):

         1997.....................................$  1,671
         1998.....................................   1,325
         1999.....................................   1,064
         2000.....................................     831
         2001.....................................     665
         2002.....................................     401
                                                   --------
         Total................................... $  5,957
                                                   ========

Rental payments for the years ended October 31, 1996, 1995, and 1994 was $1,940,000, $1,976,000, and $1,820,000, respectively.


12.      RIGHTS OFFERING

On July 3, 1996 the Company issued and sold 1,085,389 shares of common stock at a price of $4.63 per share pursuant to a subscription rights offering. The net proceeds of approximately $4.8 million were used to prepay $3.1 million of installments of the Company's outstanding indebtedness to its senior lenders that were due on July 31, 1996. Of the amount prepaid, $1.4 million consisted of bank debt bearing interest at a variable rate and $1.7 million represented an installment payment on the Company's Senior Notes. The balance of the net proceeds was used to reduce outstanding revolving credit borrowings. Since the beginning of fiscal 1996, total indebtedness has been reduced by $11.5 million, or 34%.


13.      HURCO AUTOMATION, LTD.

In October 1996, the Company entered into an agreement with six Taiwanese investors for the purpose of forming a company, Hurco Automation, Ltd. (HAL). HAL's scope of activities will include the design, manufacture, sales and distribution of industrial automated products, software systems and related components, including CNC systems and components manufactured under contract for sale exclusively to Hurco. At October 31, 1996, Hurco had invested $200,000 in the joint venture which results in 18% ownership. Hurco has committed to invest an additional $564,000 in three installments through fiscal 1999 which will result in 35% ownership. Hurco is also committed to purchasing a defined number of CNC systems from HAL between February 1, 1997 and July 31, 1999. Hurco will account for the investment using the equity method. The investment of $200,000 at October 31, 1996 is included in Other Assets on the balance sheet. HAL plans to begin production in the first quarter of fiscal 1997.

14.      PATENT SETTLEEMENT AGREEEMENT

During 1996, the Company's wholly-owned subsidiary, IMS Technology, Inc. (IMS), entered into two settelment agreements for the licensing of its interactive machining patents which resulted in license fee income of $590,000, net of legal fees and expenses. Under the terms of the 1996 settlement agreements, license fees of approximately $1.4 million, net of legal fees and expenses, are to be received from fiscal 1997 through 2001, the remaining term of the agreements, unless the Interactive Machining Patents are declared invalid.
The licensees were not defendants in the IMS patent infringement litigation discussed elsewhere in this report.



                              HURCO COMPANIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


15. QUARTERLY HIGHLIGHTS (UNAUDITED)

1996 (IN THOUSANDS, EXCEPT PER SHARE DATA)
                      First Quarter Second Quarter Third Quarter Fourth Quarter

Sales and service
fees..................$  23,224      $   26,095     $   23,039     $  26,993

Gross profit..........    6,475           7,231          6,988         7,727

Gross profit margin
percentage............    27.9%           27.7%          30.3%         28.6%

Selling, general and
administrative
expenses..............    5,049           5,363          5,223         5,708

Operating income......    1,426           1,868          1,765         2,019

Net income............      572           1,031            957         1,704

Earnings  per common
share.................   $  .10         $   .19         $  .16        $  .26


1995 (IN THOUSANDS, EXCEPT PER SHARE DATA)
                   First Quarter  Second Quarter  Third Quarter  Fourth Quarter

Sales and service
fees.................$  18,872     $   20,687      $   22,764      $  27,309

Gross profit.........    4,658          5,389           5,986          7,437

Gross profit margin
percentage...........    24.7%          26.1%           26.3%          27.2%

Selling, general and
administrative expenses  4,246          4,616           4,558          5,582

Operating income.....      412            773           1,428          1,855

Net income (loss)....     (473)          (239)            428            488

Earnings (loss) per
common share.........   $ (.09)       $  (.04)        $  .08          $  .09

                              HURCO COMPANIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


16.  BUSINESS SEGMENT AND INTERNATIONAL OPERATIONS

The Company operates in one business segment which consists of computer numerical control (CNC) systems and software and CNC-operated machine tools for cutting and forming metals. Summarized is information regarding Total Sales, Operations Income (Loss) and Identifiable Assets by geographical areas (in thousands):

                       United States  Europe    Asia  Eliminations Consolidated
1996

Sales to unaffiliated
customers.............     $54,760    $41,528  $3,063    $  --       $99,351

Transfers between
geographic areas......      26,921      3,790      33   (30,744)        --
                          ---------  -------- -------- ---------   ----------

Total sales...........     $81,681    $45,318  $3,096  $(30,744)     $99,351
                          ========  ========= ======== ----------  ==========

Operating income......     $ 2,184    $ 4,348  $  546  $  7,078
                         =========  ========= ======== ==========

Identifiable assets
as of October 31, 1996    $ 42,779    $14,763  $2,208  $ 59,750
                         =========  ========= ======== ==========

1995

Sales to unaffiliated
customers.............     $54,172    $32,881  $2,579  $  --        $89,632

Transfers between
geographic areas..........  18,374        880     --   (19,254)        --
                          --------    ------- --------  -------   -----------

Total sales...............$ 72,546    $33,761  $2,579 $(19,254)     $89,632
                         =========  ======== ========  =======     ==========

Operating income..........$  2,570    $ 1,607  $  291 $  4,468
                         ========= ========= ======== ==========

Identifiable assets as
 of October 31, 1995..... $ 45,255    $15,404  $  762 $ 61,421
                         ========= ========= ======== ==========

1994

Sales to unaffiliated
customers.............    $ 50,682    $21,584  $  362 $  --         $72,628

Transfers between
geographic areas..........  10,013      1,744      --  (11,757)        --
                          --------   --------- ------- -------   -------------

Total sales..............$  60,695    $23,328  $  362 $(11,757)     $72,628
                          ========   ======== ======== =======    ==========

Operating loss.......... $  (346)     $(2,057) $ (161)$(2,564)
                          ========= ========= ======== =========

Identifiable assets as
of October 31, 1994..... $ 44,490     $14,641  $  427 $ 59,558
                           ======== ========= ======= ==========

17.  NEW ACCOUNTING PRONOUNCEMENTS

In March 1995, Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," was issued. The statement must be adopted by the Company in the first quarter of fiscal 1997. Under provision of the statement, impairments, measured using fair market value, are recognized whenever events or changes in circumstances indicate that the carrying amount of long-lived assets may not be recoverable and the future undiscounted cash flows attributable to the asset are less than its carrying value. The statement is not expected to have a material impact on the Company's results of operations or financial position.

In October 1995, SFAS No. 123, "Stock Based Compensation," was issued. This statement will require the Company to choose between two different methods of accounting for stock options. The statement defines a fair-value-based method of accounting for stock options but allows an entity to continue to measure compensation cost for stock options using the accounting prescribed by APB Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees." Use of the APB 25 accounting method results in no compensation cost being recognized if options are granted at an exercise price at the current market value of the stock. The Company will continue to use the method prescribed under APB 25 but will be required by SFAS 123 to make pro forma disclosures of net income and earnings per share as if the fair value method had been applied in its financial statements for the year ended October 31, 1997.




ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS OF THE REGISTRANT

The following information sets forth the name of each director, his age, tenure as a director, principal occupation and business experience for the last five years:

                                                                  Served as a
Name                                         Age                 Director Since

Hendrik J. Hartong, Jr.                       57                       1986

Andrew L. Lewis IV                            40                       1988

Brian D. McLaughlin                           54                       1987

E. Keith Moore                                74                       1990

Richard T. Niner                              57                       1986

O. Curtis Noel                                61                       1993

Charles E. Mitchell Rentschler                57                       1986


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

EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below is certain information with respect to the executive officers of the Company:

            Name                Age       Position(s) with the Company

Brian D. McLaughlin             54        President and Chief Executive Officer

Roger J. Wolf                   56        Senior Vice President, Secretary,
                                          Treasurer and Chief Financial Officer

David E. Platts                 44        Vice President, Research and
                                          Development

James D. Fabris                 45        Vice President of the Company and
                                          President, Hurco Machine Tool Products
                                          (a division)

Richard Blake                   38        Vice President of the Company and
                                          Managing Director, Hurco Europe, Ltd.

Stephen J. Alesia               30        Corporate Controller

Brian D. McLaughlin has been President and Chief Executive Officer of the Company since December 1987. From 1982 to 1987, he was employed as President and General Manager of various divisions of Ransburg Corporation, an international manufacturer of factory automation equipment. Previously, he was employed in general management and marketing management positions with Eaton Corporation.

Roger J. Wolf has been Senior Vice President, Secretary, Treasurer and Chief Financial Officer since January 1993. Prior to joining the Company, Mr. Wolf was Executive Vice President of a privately-owned investment and service business for over seven years. Previously, he served as Vice President, Corporate Controller and Vice President, Treasurer of Ransburg Corporation, an international manufacturer of factory automation equipment.

David E. Platts has been employed by the Company since 1982, and was elected Vice President, Research and Development in 1989. Prior to joining the Company, Mr. Platts was a Research Engineer at the Delco Remy Division of General Motors.

James D. Fabris was elected Vice President of the Company in February 1995 and named President of Hurco Machine Tool Products (previously Hurco Manufacturing Company), a division of the Company, in November 1993. He served as President of Acroloc, Inc., a subsidiary of the Company, from July 1991 to October 1993 and as Vice President of Operations of Hurco Manufacturing Company from 1988 to 1991. Prior to joining the Company, he was employed in general management and manufacturing management positions at various divisions of Ransburg Corporation.

Richard Blake was elected Vice President of the Company in January 1996, and Managing Director, Hurco Europe, Ltd., a subsidiary of the Company, in December 1993. He served as U.K. Marketing Manager for Hurco Europe, Ltd. from January 1993 to November 1993 and as a Sales Manager for Hurco Manufacturing Company from September 1989 to December 1992. Prior to joining Hurco Europe, Ltd. as a sales engineer in October 1987, he worked for Hitachi Seiki as a technical sales engineer for machine tool products.

Stephen J. Alesia joined the Company in June 1996 and was elected an executive officer in September 1996. Prior to joining the Company, Mr. Alesia was employed for seven years by Arthur Andersen LLP, an international public accounting firm.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

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

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION

The following table sets forth all compensation paid or accrued during each of the last three fiscal years to the Chief Executive Officer and each of the other most highly compensated executive officers of the Company based on salaries and bonuses earned during fiscal 1996 (the Named Executive Officers). No other executive officer earned more than $100,000 in salary and bonuses during fiscal 1996.

                    SUMMARY COMPENSATION TABLE

                                                          Long-Term   All Other
                                   Annual Compensation Compensation Compen-
Name and           Fiscal Salary Bonus Other Annual Securities Underlying sation
Principal Position  Year  ($)   ($) (1)Compensation($)  Option (2)  ($)     (3)
------------------------------------------------------- ----------  -----------

Brian D. McLaughlin 1996 $238,133 $80,000                 15,000       $3,325
President and CEO   1995  226,936  75,000    --           10,000        3,234
                    1994  220,000   --       --           70,000 (4)    2,302

Roger J. Wolf       1996  148,500  75,000                  3,000        2,880
Sr. VP, Secretary   1995  139,731  45,000    --           15,000        3,063
Treasurer and CFO   1994  135,000   7,000 $16,308 (5)      7,000        1,934

James D. Fabris     1996  122,500  50,000                 10,000        3,199
V. P. of the Company1995  107,885  45,000    --            5,000        2,210
and President Hurco 1994   98,335    --      --           13,000        1,295
Machine Tool Products

David E. Platts     1996   93,917  20,000                  5,000
Vice President      1995   87,834  15,000    --           10,000
Research&Development

Richard Blake       1996   87,373  46,311    --           15,000        3,841
V. P. of the Company
and Managing Director
Hurco Europe Ltd.
---------------------------

(1) Represents cash bonuses earned and paid in the subsequent year.
(2) Represents options granted under the stock option plan related to the prior year's performance, other than specified below. The Company has not granted any Stock Appreciation Rights (SARs).
(3) Represents the Company's contribution to defined contribution plans.
(4) Represents options granted under the stock option plan to replace options that had expired during the fiscal year. (5) Represents amounts reimbursed during the fiscal year for the payment of taxes related to relocation expenses.

STOCK OPTIONS

The following table sets forth information related to options granted to the Named Executive Officers during the 1996 fiscal year. The Company has not granted any Stock Appreciation Rights (SARs).

                      OPTION GRANTS DURING 1996 FISCAL YEAR

                            Individual Grants                        Potential
                                % of Total                  Realizable Value at
                    Number of     Options                       Assumed Annual
                    Securities  Granted to                 Rates of Stock Price
                    Underlying  Employees  Exercise            Appreciation for
                     Options   in Fiscal    Price Expiration    Option Term (1)
                                                           --------------------
Name                 Granted     Year      ($/SH)    Date   5% ($)      10%($)
----                 -------     ----      ------    ----  ------       ------

Brian D. McLaughlin  10,000 (2)  9.5%      $5.125  7/08/06 $32,231     $81,679
Roger J. Wolf         3,000 (2)  2.9%      $5.125  7/08/06  $9,669     $24,504
James D. Fabris      10,000 (3)  9.5%      $5.125  7/08/06 $32,231     $81,679
David E. Platts       5,000 (3)  4.8%      $5.125  7/08/06 $16,116     $40,839
Richard Blake        10,000 (3)  9.5%      $5.063 12/15/05 $31,840     $80,690
                      5,000 (3)  4.8%      $5.125  7/08/06 $16,116     $40,839
----------------------------
(1)The potential realizable value illustrates value that might be realized upon the exercise of the options immediately prior to the expiration of their terms, assuming the specified compounded rates of appreciation on the Company's  common stock from the date of grant through the term of the options. These numbers do not take into account provisions that may
   result  in  termination  of  the  options   following   termination  of
   employment or the vesting periods of three years.
(2)Options may be exercised in three equal annual installments, or parts thereof, commencing on the first anniversary date of the grant.
(3)Options may be exercised in five equal annual installments, or parts thereof, commencing on the first anniversary date of the grant.

The following table sets forth information related to options exercised during the 1996 fiscal year and options held at fiscal year-end by the Named Executive Officers. The Company does not have any outstanding SARs.

    AGGREGATED OPTION EXERCISES IN FISCAL 1996 AND YEAR-END OPTION VALUES

                                                               Value of
                                         Number of           Unexercised
                   Shares           Securities Underlying    In-the-Money
                  Acquired           Unexercised Options       Options
                      on    Value      at FY-End (#)       at FY-End ($) (1)
                  Exercise Realized   Exer-    Unexer-     Exer-     Unexer-
Name                 (#)     ($)     cisable   cisable    cisable    cisable
----             ------------------  -------  -------     -------    -------

Brian D. McLaughlin  --      --      81,999    43,001    $101,665    $54,585
Roger J. Wolf        --      --      24,667    25,333     $13,667    $12,458
James D. Fabris      --      --      14,900    25,100     $35,050    $30,075
David E. Platts      --      --      16,000    14,000     $36,500    $ 8,500
Richard Blake        --      --       2,400    18,600     $ 5,850    $ 8,775
-----------------------------------------

(1)Value is calculated based on the closing market price of the common stock on October 31, 1996 ($4.625) less the option exercise price.

COMPENSATION OF DIRECTORS

Each director who is not an employee of the Company receives a fee of $1,000 for each meeting of the Board of Directors attended, and each such director also receives $3,000 per quarter. Directors are also entitled to receive reimbursement for travel and other expenses incurred in attending such meetings. Employee directors receive no fees. Mr. Niner received annual compensation of $72,000 and a $25,000 bonus for his services as Chairman of the Executive Committee of the Board of Directors. On July 8, 1996, each director was granted 10,000 options each.


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


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

During fiscal 1996 the members of the Compensation Committee were Hendrik J. Hartong, Jr., O. Curtis Noel and Charles E. Mitchell Rentschler. None of the Committee members is a current or former officer or employee of the Company or any of its subsidiaries. Mr. Hartong is a director of AEI. Mr. Hartong is also a general partner of Brynwood Management, which is the general partner of Brynwood Partners Limited Partnership, which has substantial ownership interest in AEI. AEI provides freight forwarding and shipping services for the Company. The cost of these freight services are negotiated on an arms-length basis and amounted to $1,773,000 for the fiscal year ended October 31, 1996. None of the Committee members are involved in any other relationships requiring disclosure as an interlocking officer / director.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
               AND MANAGEMENT

The following table sets forth information as of January 10, 1997, regarding beneficial ownership of the Company's common stock by each director and named executive officer, by all directors and executive officers as a group, and by certain other beneficial owners of more than 5% of the common stock. Each such person has sole voting and investment power with respect to such securities, except as otherwise noted.


                                                      Shares Beneficially Owned
Name and Address                                         Number        Percent

                             Other Beneficial Owners

Brynwood Partners Limited Partnership                  1,390,001        21.3%
Two Soundview Avenue
Greenwich, Connecticut  06830

Wellington Management Co.                               573,600 (1)      8.8%
75 State Street
Boston, Massachusetts  02109

The TCW Group, Inc.                                     508,200          7.8%
865 South Figueroa Street
Los Angeles, California  90017


                      Directors and Executive Officers

Hendrik J. Hartong, Jr.                               1,685,572 (2,3,4) 25.8%

Andrew L. Lewis IV                                       14,000 (3)      0.2%

Brian D. McLaughlin                                     118,475 (5,6)    1.8%

E. Keith Moore                                           37,810 (7)      0.5%

Richard T. Niner                                      1,697,362 (2,3)   26.0%

O. Curtis Noel                                           5,000 (3)       0.1%

Charles E. Mitchell Rentschler                          30,000 (3,8)     0.5%

Roger J. Wolf                                           30,059 (9)      0.5%

James D. Fabris                                         15,400 (10)      0.2%

Executive officers and directors                     1,985,776 (2,11)   30.4%
as a group (12 persons)

(1) Wellington Management Co. (WMC), a registered investment advisor, is deemed to have beneficial ownership of 573,600 shares of the Company's common stock, which is owned by various advisory clients of WMC. WMC has no voting power for 84,000 shares, shared voting power for 403,200 shares and sole voting power for 86,400 shares. WMC has shared investment power for all shares.

(2) Includes 1,390,001 shares owned by Brynwood Partners Limited Partnership, of which the sole general partner is Brynwood Management, a general partnership and 278,001 shares owned by Brynwood Partners II, L.P., private investment partnerships. Mr. Hartong and Mr. Niner are general partners of the general partner of each of these partnerships and may be deemed to have beneficial ownership of these shares.

(3) Includes 5,000 shares subject to options that are exercisable within 60 days.

(4) Includes 100 shares owned by Mr. Hartong's wife, which shares may be deemed to have beneficial ownership; also includes 3,000 shares which have shared voting and investment power.

(5) Includes 81,999 shares subject to options held by Mr. McLaughlin that are exercisable within 60 days; excludes
         43,001 shares subject to options that are not exercisable within the next 60 days.

(6) Includes 10,876 shares owned by Mr. McLaughlin's wife and children, which shares he may be deemed to have beneficial ownership.

(7) Includes 10,800 shares subject to options held by Mr. Moore that are exercisable within 60 days; excludes 200 shares subject to options that are not exercisable within the next 60 days.


(8) Includes 6,000 shares owned by Mr. Rentschler's wife, which he may be deemed to have beneficial ownership.

(9) Includes 24,667 shares subject to options that are exercisable within 60 days; excludes 25,333 shares subject to options that are not exercisable within the next 60 days.

(10) Includes 14,900 shares subject to options that are exercisable within 60 days; excludes 25,100 shares subject to options that are not exercisable within the next 60 days.

(11) Includes 175,766 shares subject to options that are exercisable within 60 days.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company and Air Express International (AEI) are related parties because Brynwood Partners Limited Partnership holds a substantial ownership interest in both companies. Two of the Company's directors, Hendrik J. Hartong, Jr. and Richard T. Niner, are general partners of Brynwood Management, which is the general partner of Brynwood Partners Limited Partnership. AEI provides freight forwarding and shipping services for the Company. The cost of these freight services are negotiated on an arms length basis and amounted to $1,773,000 the year ended October 31, 1996.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1. Financial Statements. The following consolidated financial statements of Registrant are included herein under Item 8 of Part II:
                                                                           Page
Reports of Independent Accountants..........................................19
         Consolidated Statements of Operations - years
           ended October 31, 1996, 1995 and 1994........................... 20
         Consolidated Balance Sheets - as of October 31, 1996 and 1995......21
         Consolidated Statements of Cash Flows - years
           ended October 31, 1996, 1995 and 1994........................... 22
         Consolidated Statements of Changes in Shareholders' Equity -
           years ended October 31, 1996, 1995 and 1994..................... 23
         Notes to Consolidated Financial Statements.........................24

     2.  Financial Statement Schedules. The following financial statement schedule is included in this Item.

                                                                           Page
Schedule II - Valuation and Qualifying
           Accounts and Reserves........................................... 48


     All other financial statement schedules are omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the three months ended October 31, 1996.

(c)  Exhibits

     Exhibits are filed with this Form 10-K or incorporated herein by reference as listed on Pages 49-51.

          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
               FOR THE YEARS ENDED OCTOBER 31, 1996, 1995 AND 1994
                             (Dollars in thousands)


                        Balance at  Charged to   Charged               Balance
                        Beginning   Costs and    to Other              at End
Description             of Period   Expenses     Accounts  Deductions of Period
Allowance for doubtful
accounts for the year
ended:
October 31, 1996          $1,070     $(63)        $ --      $222 1      $785
                         ========   =======       =======  ========   ========

October 31, 1995          $1,046     $ 31         $ --      $  7 2      $1,070
                         ========   =======       =======  ========   ========

October 31, 1994          $ 979      $ 78         $ --      $ 11 3      $1,046
                         ========   =======       =======  ========   ========




Accrued warranty expenses for the year ended:

   October 31, 1996       $1,391    $1,544        $--       $1,510      $1,425
                         ========   =======      =======   ========   ========


   October 31, 1995       $1,170    $1,541        $--       $1,320      $1,391
                         ========   =======      =======   ========   ========

   October 31, 1994       $1,084    $1,539        $--       $1,453      $1,170
                         ========   =======      =======   ========   ========






1 Receivable write-offs of $228,000, net of cash recoveries on accounts previously written off of $6,000.
2 Receivable write-offs of $42,000, net of cash recoveries on accounts previously written off of $35,000.
3 Receivable write-offs of $20,000, net of cash recoveries on accounts previously written off of $9,000.

                                 EXHIBITS INDEX

Exhibits Filed.  The following exhibits are filed with this Report:

10.47  Non-qualified Stock Option Agreement between the Registrant and Hendrik
 J. Hartong, Jr., effective July 8, 1996.

10.48  Non-qualified Stock Option Agreement between the Registrant and Andrew
L. Lewis IV, effective July 8, 1996.

10.49  Non-qualified Stock Option Agreement between the Registrant and Richard
 T. Niner, effective July 8, 1996.

10.50 Non-qualified Stock Option Agreement between the Registrant and O. Curtis Noel, effective July 8, 1996.

10.51  Non-qualified  Stock Option Agreement between the Registrant and Charles
 E. Mitchell  Rentschler,  effective July
       8, 1996.

11     Statement re: computation of per share earnings.

21     Subsidiaries of the Registrant.

23     Consent of Independent Public Accountants - Arthur Andersen LLP.

27     Financial Data Schedule (electronic filing only).

Exhibits Incorporated by Reference. The following exhibits are incorporated into this Report:

3.1 Amended and Restated Articles of Incorporation of the Registrant, incorporated by reference, as Exhibit 3.1, to the Registrant's Annual Report on Form 10-K for the year ended October 31, 1989.

3.2 Amended and Restated By-Laws of the Registrant, incorporated by reference, as Exhibit 3.2, to the Registrant's
  Annual Report on Form 10-K for the year ended October 31, 1990.

3.3 Amended and Restated By-Laws of the Registrant dated September 12,
    1995, incorporated   by  reference,   as  Exhibit  3.3,  to  the
    Registrant's Quarterly Report on Form 10-Q for the quarter ended January 31, 1996.

10.13 The Underlease between Dikappa (Number 220) Limited and Northern & London Investment Trust limited dated December 2, 1982, incorporated by reference, as Exhibit 10.13, to its Registration Statement on Form S-1, No.2-82804 dated April 1, 1983.

10.20.1 Term Loan Agreement dated September 9, 1991, between the Registrant and NBD Bank, N.A., incorporated by reference, as
        Exhibit 10.20.1, to the Registrant's Annual Report on Form 10-K for the year ended October 31, 1991.

10.20.5 Letter Agreement (European Facility) dated June 17, 1993, between the Registrant's subsidiaries and NBD Bank, N.A., incorporated by reference, as Exhibit 10.20.5, to the Registrant's Annual Report on Form 10-K for the year ended October 31, 1993.

10.20.9 Amendment to Letter Agreement (European Facility) dated March 24, 1994, between the Registrant's foreign subsidiaries and NBD Bank, N.A., incorporated by reference, as Exhibit 10.20.9, to the Registrant's Report on Form 8-K dated August 1, 1994.

10.20.11 Security Agreement dated March 24, 1994, between the Registrant and NBD Bank, N.A. as collateral agent, incorporated by reference, as Exhibit 10.20.11, to the Registrant's Report on Form 8-K dated August 1, 1994.

10.20.13 Guaranty Agreement dated March 24, 1994, between Autocon Technologies, Inc. and NBD Bank, N.A., incorporated by reference, as Exhibit 10.20.13, to the Registrant's Report on Form 8-K dated August 1, 1994.

10.20.14 Pledge Agreement dated March 24, 1994, between the Registrant and NBD Bank, N.A. as collateral agent, incorporated by reference, as
          Exhibit 10.20.14, to the Registrant's Report on Form 8-K dated August 1, 1994.

10.20.16 Second Amendment to Letter Agreement (European Facility), dated January 31, 1995, among the Registrant's foreign subsidiaries and NBD Bank, incorporated by reference, as Exhibit 10.20.16, to the Registrant's Report on Form 10-K for the year ended October 31, 1995.

10.20.19  Third Amendment to Letter Agreement (European Facility), dated May
           31, 1995,  among the  Registrant's  foreign  subsidiaries  and NBD
          Bank, incorporated by reference, as Exhibit 10.20.19, to the Registrant's Report on Form 10-K for the year ended October 31, 1995.

10.20.22 Fourth Amendment to Letter Agreement (European Facility), dated August 1, 1995, among the Registrant's foreign subsidiaries and NBD Bank, incorporated by reference, as Exhibit 10.20.22, to the Registrant's Report on Form 10-K for the year ended October 31, 1995.

10.20.26 Amended and Restated Credit Agreement and Amendment to Term Loan Agreement, dated January 26, 1996, between the Registrant and NBD Bank, incorporated by reference, as Exhibit 10.20.26,to the Registrant's Report on Form 10-Q for the quarter ended January 31, 1996.

10.20.27 Fifth Amendment to Letter Agreement (European Facility), dated January 26, 1996, among the Registrant's foreign subsidiaries and NBD Bank, incorporated by reference, as Exhibit 10.20.27, to the Registrant's Report on Form 10-Q for the quarter ended January 31, 1996.

10.20.28 Amended and Restated Intercreditor, Agency and Sharing Agreement, dated January 26, 1996, among the Registrant, NBD Bank, Principal Mutual Life Insurance Company and NBD Bank as Agent, incorporated by reference as Exhibit 10.20.28, to the Registrant's Report on Form 10-Q for the quarter ended January 31, 1996.

10.34        Employment   Agreement   between  the   Registrant  and  Brian  D.
             McLaughlin, dated December 14, 1987, incorporated by reference, as
             Exhibit 10.34, to the Registrant's Annual Report on Form 10-K for the year ended October 31, 1987.

10.42.2 Amended and Restated Note Agreement dated March 24, 1994, between the Registrant and Principal Mutual Life Insurance Company, incorporated by reference, as Exhibit 10.42.2, to the Registrant's Report on Form 8-K dated August 1, 1994.

10.42.3 Guaranty Agreement dated March 24, 1994, between Autocon Technologies, Inc. and Principal Mutual Life Insurance Company, incorporated by reference, as Exhibit 10.42.3, to the Registrant's Report on Form 8-K dated August 1, 1994.

10.42.4 Amendment and Notes Modification Agreement, dated January 31, 1995, between the Registrant and Principal Mutual Life Insurance Company, incorporated by reference, as Exhibit 10.42.4, to the Registrant's Report on 10-K for the year ended October 31, 1995.

10.42.5 Amendment to Amended and Restated Note Agreement, dated May 31, 1995, between the Registrant and Principal Mutual Life Insurance Company, incorporated by reference, as Exhibit 10.42.5, to the Registrant's Report on Form 10-K for the year ended October 31, 1995.

10.42.6 Third Amendment to Amended and Restated Note Agreement, dated July 31, 1995, between the Registrant and Principal Mutual Life Insurance Company, incorporated by reference, as Exhibit 10.42.6, to the Registrant's Report on Form 10-K for the year ended October 31, 1995.

10.42.7 Fourth Amendment to Amended and Restated Note Agreement, dated January 26, 1996, between the Registrant and Principal Mutual Life Insurance, incorporated by reference, as Exhibit 10.42.7, to the Registrant's Report on Form 10-Q for the quarter ended January 31, 1996.

10.44 Non-Qualified Stock Option Agreement between the Registrant and O. Curtis Noel effective, March 3, 1993, incorporated by reference, as Exhibit 10.44, to the Registrant's Annual Report on Form 10-K for the year ended October 31, 1993.

10.45 Employment Agreement between the Registrant and Roger J. Wolf dated January 8, 1993, incorporated by reference, as Exhibit 10.45, to the Registrant's Annual Report on Form 10-K for the year ended October 31, 1993.

10.46 Standby Purchase Agreement between the Registrant and Brynwood Partners II L.P. dated June 6, 1996, incorporated by reference as Exhibit 1, on Form S-3 (Registration No. 333-5295) as filed with the Commission on June 6, 1996.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, this 28 day of January, 1996.

                                      HURCO COMPANIES, INC.


                                      By:/s/    ROGER J. WOLF
                                         Roger J. Wolf
                                         Senior Vice-President,
                                         Secretary, Treasurer and
                                         Chief Financial Officer




Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


Signature and Title(s)                                  Date


/s/ BRIAN D. McLAUGHLIN                                 January 28, 1997
Brian D. McLaughlin, Director,
President and Chief Executive Officer
of Hurco Companies, Inc.
(Principal Executive Officer)


/s/ ROGER J. WOLF                                       January 28, 1997
Roger J. Wolf
Senior Vice-President,
Secretary, Treasurer and
Chief Financial Officer
of Hurco Companies, Inc.
(Principal Financial Officer)


/s/ STEPHEN J. ALESIA                                   January 28, 1997
Stephen J. Alesia
Corporate Controller
of Hurco Companies, Inc.
(Principal Accounting Officer)

/s/ HENDRIK J. HARTONG, JR.
Hendrik J. Hartong, Jr., Director                       January 28, 1997


/s/ ANDREW L. LEWIS IV                                  January 28, 1997
Andrew L. Lewis, IV, Director


/s/ E. KEITH MOORE                                      January 28, 1997
E. Keith Moore, Director


/s/ RICHARD T. NINER                                    January 28, 1997
Richard T. Niner, Director


/s/ O. CURTIS NOEL                                      January 28, 1997
O. Curtis Noel, Director


/s/ CHARLES E. M. RENTSCHLER                           January 28, 1997
Charles E.M. Rentschler, Director