Form 10-Q
period 1997-01-31
HURCO COMPANIES INC
filed 1997-03-17
CIK 315374

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                  FORM 10-Q


(Mark One)

 X Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended January 31, 1997 or Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to
      _________.


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



The number of shares of the Registrant's common stock outstanding as of March 14, 1997 was 6,535,371.

                               HURCO COMPANIES, INC.
                       January 1997 Form 10-Q Quarterly Report


                                 TABLE OF CONTENTS



                          PART I - FINANCIAL INFORMATION



                                                                    Page
Item 1.Condensed Financial Statements

Condensed Consolidated Statement of Operations -
 Three months ended January 31, 1997 and 1996..........................3

Condensed Consolidated Balance Sheet -
 As of January 31, 1997 and October 31, 1996...........................4

Condensed Consolidated Statement of Cash Flows -
 Three months ended January 31, 1997 and 1996..........................5

Notes to Condensed Consolidated Financial Statements...................6


Item 2.Management's Discussion and Analysis of Financial
Condition and Results of Operations....................................7



                        PART II - OTHER INFORMATION



Item 1.Legal Proceedings..............................................10

Item 6.Exhibits and Reports on Form 8-K...............................10


Signatures............................................................11

                           PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements



                               HURCO COMPANIES, INC.
                  CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                       (In thousands, except per-share data)



                                              Three Months Ended January 31,
                                                 1997                 1996
-------------------------------------------------------------------------------
                                                      (Unaudited)

SALES AND SERVICE FEES........................ $22,278           $  23,224

Cost of sales and service.....................  15,796              16,749
                                             ----------           ----------

     GROSS PROFIT.............................   6,482               6,475


Selling, general and administrative expenses..   5,046               5,049
                                             ----------           ----------

     OPERATING INCOME.........................   1,436               1,426

Interest expense..............................     522               1,130

License fee (income)..........................    (143)               (295)

Other (income) expense, net..................       23                  19
                                             ----------           ----------

     Income before income taxes.............     1,034                 572

Provision for income taxes..................        18                  --
                                             ----------           ----------

NET INCOME.................................. $   1,016             $   572
                                             ==========           ==========


EARNINGS PER COMMON SHARE................... $     .15             $   .10
                                              =========           ==========


WEIGHTED AVERAGE COMMON SHARES OUTSTANDING..     6,680               5,579
                                             ==========           ==========


         The   accompanying   notes  are  an  integral  part  of  the  condensed
consolidated financial statements.

                             HURCO COMPANIES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEET
                             (Dollars in thousands)
                                                  January 31,       October 31,
                                                      1997              1996
ASSETS                                           (Unaudited)         (Audited)
CURRENT ASSETS:
     Cash and cash equivalents..................$    1,238          $   1,877
     Accounts receivable........................    14,909             17,162
     Inventories................................    26,634             24,215
     Other......................................     1,026                854
                                                 ----------          ---------
         Total current assets...................    43,807             44,108
                                                 ----------          ---------
LONG-TERM LICENSE FEE RECEIVABLES...............     1,086              1,040
                                                 ----------          ---------
PROPERTY AND EQUIPMENT:
     Land    ...................................       761                761
     Building...................................     7,091              7,095
     Machinery and equipment....................    12,729             12,662
     Leasehold improvements.....................     1,010              1,002
     Less accumulated depreciation and amortization(11,894)           (11,714)
                                                 ----------          ---------
                                                     9,697              9,806
                                                 ----------          ---------
SOFTWARE DEVELOPMENT COSTS, LESS AMORTIZATION...     3,963              3,792
OTHER ASSETS ...................................     1,204              1,004
                                             ---------------     ---------------
                                                $   59,757          $  59,750
LIABILITIES AND SHAREHOLDERS' EQUITY             ==========          =========
CURRENT LIABILITIES:
     Accounts payable.......................... $   11,261          $  11,407
     Accrued expenses..........................      6,031              7,454
     Accrued warranty expenses.................      1,501              1,425
     Current portion of long-term debt.........      3,036              3,050
                                                  ----------          ---------
         Total current liabilities.............     21,829             23,336
                                                  ----------          ---------
NON-CURRENT LIABILITIES
     Long-term debt............................     19,434             19,060
     Deferred credits and other obligations....      1,476              1,213
                                                  ----------          ---------
            Total non-current liabilities......     20,910             20,273
SHAREHOLDERS' EQUITY:                             ----------          ---------
     Preferred stock:  $100 par value per share; 40,000
      shares authorized; no shares issued.....          --                 --
     Common stock: no par value; $.10 stated value per
      share; 7,500,000 shares authorized; and 6,534,171
      and 6,531,871 shares issued , respectively       653                653
     Additional paid-in capital.................    50,312             50,312
     Accumulated deficit........................   (29,192)           (30,208)
     Foreign currency translation adjustment....    (4,755)            (4,616)
                                                 ----------          ---------
         Total shareholders' equity.............    17,018             16,141
                                                 ----------          ---------
                                                   $59,757            $59,750
                                                   =======           =========
          The  accompanying   notes  are  an  integral  part  of  the  condensed
consolidated financial statements.

                             HURCO COMPANIES, INC.
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                            (Dollars in thousands)

                                                 Three Months Ended January 31,
                                                     1997                 1996
                                                           (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income............................... $    1,016           $      572
     Adjustments to reconcile net income to net
     cash provided by (used for) operating activities:
       Depreciation and amortization..........        549                  780
       Change in assets and liabilities:
         (Increase) decrease in accounts receivable  2,016                 418
         (Increase) decrease in inventories...      (2,656)             (1,267)
         Increase (decrease) in accounts payable     (117)                (521)
         Increase (decrease) in accrued expenses   (1,235)              (1,778)
         Other...............................          44                  519
                                                -----------          ---------
NET CASH PROVIDED BY (USED FOR) OPERATING
ACTIVITIES...................................        (383)              (1,277)
                                                -----------          ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from sale of equipment.........           76                   2
     Purchases of property and equipment.....         (226)               (101)
     Software development costs..............         (374)               (284)
     Other...................................           -                   37
                                                 ----------          ----------
         NET CASH PROVIDED BY (USED FOR)
          INVESTING ACTIVITIES...............         (524)               (346)
                                                 ----------          ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Advances on bank credit facilities......        8,928              20,661
     Repayment on bank credit facilities.....       (6,727)            (18,397)
     Repayments of term debt.................       (1,786)             (1,786)
                                                 ----------          ----------
         NET CASH PROVIDED BY (USED FOR)
          FINANCING ACTIVITIES...............          415                 478
                                                 ----------          ----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH......         (147)                (10)
                                                 ----------          ----------
         NET INCREASE (DECREASE) IN CASH.....         (639)             (1,155)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD     1,877               2,072
                                                 ----------          ----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD...   $    1,238           $     917
                                                 =========           ==========

          The  accompanying   notes  are  an  integral  part  of  the  condensed
consolidated financial statements.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Unaudited)

1.   GENERAL

The condensed financial information as of January 31, 1997 and 1996 is unaudited but includes all adjustments which the Company considers necessary for a fair presentation of financial position at those dates and its results of operations and cash flows for the three months then ended. It is suggested that those condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended October 31, 1996.

2.   LICENSE FEES

Fully paid-up license fees are recognized in income at the time the agreement is consummated, net of legal fees and expenses, when the Company has no future obligation related to the agreement. License fees related to agreements in which payments are received over future periods and contingent on the patents remaining valid are recognized in income, net of legal fees and expenses, over the life of the respective patent.

3. HEDGING

The U.S. dollar equivalent notional amount of outstanding foreign currency forward exchange contracts was approximately $12,484,000 as of January 31, 1997 (of which $9,841,400 related to hedges of firm intercompany sales commitments) and $12,645,000 as of October 31, 1996. Deferred gains related to hedges of intercompany sales commitments were approximately $316,000 as of January 31, 1997. Contracts outstanding at January 31, 1997 mature at various times through June 30, 1997.

4.   EARNINGS PER SHARE

Earnings per share of common stock are based on the weighted average number of common shares outstanding, which includes, for the first quarter of fiscal 1997 and 1996, common stock equivalents related to outstanding stock options computed using the treasury method. Such common stock equivalents totaled 157,000 shares. Fully diluted earnings per share are the same as primary earnings per share for this period.


5.   ACCOUNTS RECEIVABLE

The allowance for doubtful accounts was $753,000 as of January 31, 1997 and $785,000 as of October 31, 1996.

6.   INVENTORIES

Inventories, priced at the lower of cost (first-in, first-out method) or market are summarized below (in thousands):

                                     January 31, 1997          October 31, 1996
                                     ----------------          ----------------

Purchased parts and sub-assemblies    $   11,778                 $  12,354
Work-in-Process                            2,666                     1,942
Finished Goods                            12,190                     9,919
                                      ----------                  --------
                                      $   26,634                 $  24,215
                                      ==========                 =========




7.  SUBSEQUENT EVENT

In March 1997,  the Company's  wholly owned  subsidiary,  IMS  Technology,  Inc.
(IMS), entered into a settlement with Fanuc, Ltd., a major manufacturer of machine tools and computer numerical control (CNC) systems concerning an IMS patent for certain interactive CNC technology originally developed by the Company. Under the settlement, IMS licensed its patent to Fanuc and Fanuc made a one-time payment to IMS. The Company expects to recognize income of approximately $5 million after foreign withholding taxes and expenses as a result of this settlement in its second fiscal quarter ended April 30, 1997.

As reported under Item 1. "Legal Proceedings", the IMS patent is the subject of a number of pending legal actions.

Item 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto appearing elsewhere herein. Certain statements made in this report may constitute "forward-looking statements." For a description of risks and uncertainties related to forward-looking statements, see the Company's Annual Report on Form 10-K for the year ended October 31, 1996.

RESULTS OF OPERATIONS

Three Months Ended January 31, 1997 Compared to Three Months Ended January 31, 1996

Total sales and service fees for the first quarter of fiscal 1997 decreased $946,000, or 4.1%, from the first quarter of fiscal 1996. Of the total decrease, $287,000 reflected the effects of weaker European currencies when converting foreign currency revenues into U.S. dollars for financial reporting purposes. Notwithstanding the decline in revenues, net income increased by $444,000, or approximately 77.6%, primarily as a result of a substantial reduction in interest expense.

Sales of CNC-operated machine tools, which totaled $13.6 in the first quarter of fiscal 1997, were 12.3% below the unusually high level of $15.5 million recorded during the corresponding fiscal 1996 period. The decrease was experienced both domestically, with a decline of $352,000, or 5.6%, and in

Europe, with a decline (inclusive of currency translation effects) of $1.5 million, or 17.3%. The first quarter of fiscal 1996 was marked by an unusually high level of shipments, as an increasing availability of products from the Company's contract manufacturers permitted an accelerated reduction of the high backlog that had resulted from the combined effects of a strengtening machine tool market, the introduction of the Company's Advantage series product line and capacity constraints on the part of the Company's contract manufacturers during fiscal 1995. Sales of CNC systems and software
(which do not include systemsand software that are sold as an integral part of a machine tool) increased during the first quarter of fiscal 1997 by $893,000, or 20.8%, primarily due to increased shipments of Autobend control products in response to improved worldwide market conditions and domestic promotional programs.

International sales were approximately 43.8% of total revenues during the first quarter of fiscal 1997, down slightly from 45.8% of total revenues during the first quarter of fiscal 1996.

New order bookings during the first quarter of fiscal 1997 were $21.2 million, an increase of approximately 6% from the $20.0 million reported for the corresponding period of fiscal 1996. The increase was primarily attributable to international business, which represented approximately 47% of the new orders for the first quarter of 1997 compared to approximately 44% for the 1996 period. Backlog at January 31, 1997 was $7.3 million compared to $9.0 million at October 31, 1996 primarily as a result of the increased availability of products for shipment.

Gross profit improved during the first quarter of fiscal 1997, despite the decline in sales, as a result of improved margins on domestic machine tool sales. As a percentage of sales, gross profit increased to 29.1% compared to
27.9 % for the corresponding period in fiscal 1996. The improvement in margins is attributable to the combined effects of a price increase in the first quarter of fiscal 1996, increased sales of software options, an increased percentage of higher-margin products in the total sales mix, and reduced operating costs of the Company's domestic service organization.

Interest expense for the first quarter of fiscal 1997 decreased approximately $608,000, or 53.8%, from the amount reported for the corresponding period in fiscal 1996, primarily due to a substantial reduction in outstanding borrowings and the inclusion in the 1996 period of $240,000 of nonrecurring fees to the Company's lenders.

The Company manages its foreign currency exposure through the use of foreign currency forward exchange contracts. The Company does not speculate in the financial markets and, therefore, does not enter into these contracts for trading purposes. The Company also moderates its currency risk related to significant purchase commitments with certain foreign vendors through price adjustment agreements that provide for a sharing of, or otherwise limit, the potential adverse effect of currency fluctuations on the costs of purchased products. The results of these programs achieved management's objectives for the first quarter of fiscal 1997 and fiscal 1996. See Note 2 to the Condensed Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

At January 31, 1997, the Company had cash and cash equivalents of $1.2 million compared to $1.9 million at October 31, 1996. Cash used for operations totaled $383,000 in the first quarter of fiscal 1997 compared to $1.3 million in the same period of fiscal 1996. During the first quarter of fiscal 1997, accounts receivable decreased by $2.0 million, or 13.1%, reflecting the lower level of sales in the quarter, while inventories increased by $2.7 million, or 10.0% due in part to increased availability of finished machine tools products from the company's contract manufacturers. Accounts payable and accrued expenses decreased during the 1997 first quarter by $1.4 million, or 7.4%, primarily because of seasonal payments related to fiscal 1996 operations.

Working capital was $22.0 million at January 31, 1997, compared to $20.8 million at October 31, 1996. During the first quarter of fiscal 1997, borrowings under the Company's revolving credit facilities increased by $360,000. As of January 31, 1997, the Company had unutilized credit facilities of $5.1 million available for either direct borrowings or commercial letters of credit.

Under the terms of the Company's agreements with its lenders, which were amended and restated effective January 22, 1997, $3.0 million of term loan payments are due and payable over the next twelve months. Management believes that anticipated cash flow from operations and available borrowings under the Company's bank credit facilities will be sufficient to enable the Company to meet its anticipated cash requirements during that period.

The Company expects to recognize income of approximately $5 million after foreign withholding taxes and expenses in its second quarter ended April 30, 1997 as a result of a settlement between the Company's wholly-owned subsidiary, IMS Technology, Inc. (IMS) and Fanuc, Ltd., a major manufacturer of machine tools and CNC control systems. Although IMS is actively pursuing a program to license the use of its patent to other CNC manufacturers and has entered into three license agreements since January 1996, there can be no assurance that IMS will enter into addtional license agreements in the future or that the terms of any such future license agreements will be similar to those previously entered into.

--------------------------------------------------------------------------------

-------------------------------------------------------------------------------



                        PART II - OTHER INFORMATION


Item 1.  LEGAL PROCEEDINGS

As previously reported, IMS and the Company are parties to a number of pending legal proceedings involving patent infringement and other claims in connection with an IMS patent for certain interactive CNC technology originally developed by the Company (the IMS actions). In connection with a settlement with Fanuc, Ltd., a major manufacturer of machine tools and CNC systems, the terms of which are discussed elsewhere herein, IMS and Fanuc have agreed to dismiss all claims against each other in the IMS actions. Other than the settlement with Fanuc, there have been no other material developments in the IMS actions since those described in the Company's annual report on Form 10-K for the year ended October 31, 1996.

The Company is involved in various other claims and lawsuits arising in the ordinary course of business, none of which, in the opinion of management, is expected to have a material adverse effect on its consolidated financial position or results of operations.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

10.20.29 Second Amendment to Amended and Restated Credit Agreement and Term Loan Agreement, dated January 22, 1997, between the Registrant and NBD Bank.

10.20.30 Sixth Amendment to Letter Agreement (European Facility), dated January 22, 1997, between the Registrant's foreign subsidiaries and NBD Bank.

11            Statement re: Computation of Per Share Earnings

27            Financial Data Schedule (electronic filing only).



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



                              HURCO COMPANIES, INC.


                                                 By:      /s/ Roger J. Wolf
                                                              Roger J. Wolf
                                                      Senior Vice President and
                                                       Chief Financial Officer



                                                 By:      /s/ Stephen J. Alesia
                                                              Stephen J. Alesia
                                                       Corporate Controller and
                                                    Principal Accounting Officer





March 17, 1997