Form 10-Q
period 1997-04-30
HURCO COMPANIES INC
filed 1997-06-13
CIK 315374

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


(Mark One)

 X Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended April 30, 1997

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

The number of shares of the Registrant's common stock outstanding as of June 10, 1997 was 6,535,571.

                              HURCO COMPANIES, INC.
                      April 1997 Form 10-Q Quarterly Report


                                TABLE OF CONTENTS



                         PART I - FINANCIAL INFORMATION



                                                                           Page
Item 1.       Condensed Financial Statements

              Condensed Consolidated Statement of Operations -
                  Three months ended April 30, 1997 and 1996.................3

              Condensed Consolidated Balance Sheet -
                  As of April  30, 1997 and 1996............................ 4

              Condensed Consolidated Statement of Cash Flows -
                  Three months ended April 30, 1997 and 1996.................5

              Notes to Condensed Consolidated Financial Statements...........6


Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations............................7



                           PART II - OTHER INFORMATION



Item 1.       Legal Proceedings.............................................12

Item 6.       Exhibits and Reports on Form 8-K..............................12


Signature...................................................................13

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                              HURCO COMPANIES, INC.

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                      (In thousands, except per-share data)


                                     Three Months Ended        Six Months Ended
                                         April 30,                 April 30,
                                  -----------------------       -------------
                                    1997          1996         1997        1996
-------------------------------------------------------------------------------
                                        (unaudited)                (unaudited)

SALES AND SERVICE FEES........$   22,581    $   26,095   $   44,859  $   49,319

Cost of sales and service.....    15,720        18,864       31,530      35,613
                               ----------   -----------  -----------  ---------

     GROSS PROFIT.............     6,861         7,231       13,329      13,706


Selling, general and
administrative expenses.......     5,217         5,363       10,263      10,412
                               ----------   -----------  -----------  ---------

     OPERATING INCOME ........     1,644         1,868        3,066      3,294

Interest expense..............       538           789        1,060      1,919

License fee income............     6,032           --         6,175        293

Other expense, net............        41            15           50         32
                               ----------   -----------   ----------- ---------

     Income before taxes......     7,097         1,064        8,131      1,636

Provision for foreign income taxes   896            33          914         33
                               ----------   -----------   ----------- ---------

NET INCOME....................$    6,201    $    1,031   $    7,217 $    1,603
                              ===========   ===========   =====================

EARNINGS
     PER COMMON SHARE.........$      .93    $      .19   $     1.08 $      .29
                              ===========   ===========   =====================

WEIGHTED AVERAGE COMMON
     SHARES OUTSTANDING.......     6,659         5,524        6,669      5,555
                               =========     ==========    =========  =========

The accompanying notes are an integral part of the consolidated financial statements.

                              HURCO COMPANIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                                    April 30,       October 31,
                                                      1997              1996
ASSETS                                            (Unaudited)        (Audited)
CURRENT ASSETS:
     Cash and cash equivalents..................$    1,138          $   1,877
     Accounts receivable........................    15,109             17,162
     Inventories................................    27,332             24,215
     Other......................................     1,218                854
                                                 ----------          ---------
         Total current assets...................    44,797             44,108
                                                 ----------          ---------
LONG-TERM LICENSE FEES RECEIVABLE...............     1,086              1,040
                                                 ----------          ---------
PROPERTY AND EQUIPMENT:
     Land    ...................................       761                761
     Building...................................     7,067              7,095
     Machinery and equipment....................    11,836             12,662
     Leasehold improvements.....................     1,036              1,002
           Less accumulated depreciation and
            amortization..................         (11,260)           (11,714)
                                                 ----------          ---------
                                                     9,440              9,806
                                                 ----------          ---------
SOFTWARE DEVELOPMENT COSTS, LESS AMORTIZATION...     4,116              3,792
OTHER ASSETS ...................................     1,231              1,004
                                              ---------------   ---------------
                                                $   60,670          $  59,750
                                                 ==========          =========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable...........................$   10,314          $  11,407
     Accrued expenses...........................     5,877              7,454
     Accrued warranty expenses..................     1,467              1,425
     Current portion of long-term debt..........     3,036              3,050
                                                 ----------          ---------
         Total current liabilities..............    20,694             23,336
                                                 ----------          ---------
NON-CURRENT LIABILITIES
     Long-term debt.............................    15,486             19,060
     Deferred credits and other obligations.....     1,429              1,213
                                                 ----------          ---------
            Total non-current liabilities.......    16,915             20,273
                                                 ----------          ---------
SHAREHOLDERS' EQUITY:
     Preferred stock:  $100 par value per share; 40,000
       shares authorized; no shares issued.......... --                 --
     Common stock: no par value; $.10 stated value
       per share; 7,500,000 shares authorized; and
       6,535,371 and 6,531,871 shares issued ,
          respectively .........................       654                653
     Additional paid-in capital.................    50,319             50,312
     Accumulated deficit........................   (22,991)           (30,208)
     Foreign currency translation adjustment....    (4,921)            (4,616)
                                                 ----------          ---------
         Total shareholders' equity.............    23,061             16,141
                                                 ----------          ---------
                                                   $60,670            $59,750
                                                   =======            ========
          The  accompanying   notes  are  an  integral  part  of  the  condensed
consolidated financial statements.

                              HURCO COMPANIES, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Dollars in thousands)

                                          Three Months Ended   Six Months Ended
                                                April 30,          April 30,
                                          -------------------- ----------------
                                             1997       1996    1997      1996
-------------------------------------------------------------------------------
                                              (unaudited)         (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)...................   $ 6,201    $ 1,031  $ 7,217   $ 1,603
   Adjustments to reconcile net income
   (loss) to net cash provided by
   (used for) operating activities:
     Depreciation and amortization......      382        778      931     1,558
     Change in assets and liabilities:
     (Increase) decrease in accounts
     receivable...............               (495)       648    1,521     1,066
     (Increase) decrease in inventories      (971)     1,696   (3,627)      429
     Increase (decrease) in accounts payable (927)      (524)  (1,044)   (1,045)
     Increase (decrease) in accrued expenses  (48)       533   (1,283)   (1,245)
     Other...............................     517        (78)     561       441
                                         ---------- ---------- ------  ---------
       NET CASH PROVIDED BY (USED FOR)
       OPERATING ACTIVITIES..............   4,659      4,084    4,276     2,807
                                         ---------- --------- -------- ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of equipment......        7         30       83        32
   Purchase of property and equipment...      (23)      (152)    (249)     (253)
   Software development costs...........     (353)      (384)    (727)     (668)
   Other investments....................     (418)        37     (418)       74
                                          ---------  -------- -------- ---------
     NET CASH PROVIDED BY (USED FOR)
     INVESTING ACTIVITIES...............     (787)      (469)  (1,311)     (815)
                                          ---------  --------  -------- --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Advances on bank credit facilities...    9,129      9,403   18,057    30,065
   Repayment on bank credit facilities .  (13,063)   (12,837) (19,790)  (31,150)
   Repayment of term debt ..............     --          (82)  (1,786)   (1,950)
   Proceeds from exercise of common
   stock options.............                   8        --         8        --
                                        ----------  -------  --------   --------
     NET CASH PROVIDED BY (USED FOR)
     FINANCING ACTIVITIES...............   (3,926)    (3,516)  (3,511)   (3,035)
                                         --------  ---------  -------   --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH.      (46)       (67)    (193)      (77)
                                         ---------  --------- -------   --------
     NET INCREASE (DECREASE) IN CASH....     (100)        35     (739)   (1,120)

CASH AND CASH EQUIVALENTS AT BEGINNING
    OF PERIOD..............                 1,238        917    1,877     2,072
                                        ----------   --------- -----  ---------
CASH AND CASH EQUIVALENTS AT END OF
    PERIOD....................          $   1,138    $   952  $ 1,138  $    952
                                        =========    ======== =======  ========
The accompanying notes are an integral part of the consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   GENERAL

The condensed consolidated financial statements as of April 30, 1997 and 1996 are unaudited but include all adjustments which the Company considers necessary for a fair presentation of its financial position at those dates and its results of operations and cash flows for the three months and six months then ended. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended October 31, 1996.


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


During the second quarter ended April 30, 1997, the Company's wholly-owned subsidiary, IMS Technology, Inc. (IMS), entered into a settlement with Fanuc, Ltd., a major manufacturer of machine tools and computer numerical control (CNC) systems and one of the defendants in the on-going patent infringement litigation concerning an IMS patent for certain interactive CNC technology originally developed by the Company. Under the settlement, IMS licensed its patent to Fanuc and Fanuc made a one-time payment to IMS. The Company also entered into a license agreement in the second quarter for the use of the interactive CNC patent with Siemens, A.G., an international manufacturing company, and a supplier to the Company, which was not a party to the patent litigation. The Company recorded license fee income of approximately $5,100,000 after foreign withholding taxes and expenses in its second fiscal quarter ended April 30, 1997, nearly all of which was attributable to the Fanuc settlement.

3.   PROVISION FOR FOREIGN INCOME TAXES

The provision for foreign income taxes includes $896,000 which represents foreign withholding tax on a payment received in the second fiscal quarter of 1997 for a license fee settlement. The remainder of the expense is income tax related to a foreign subsidiary.


4.   HEDGING


The U.S. dollar equivalent notional amount of outstanding foreign currency forward exchange contracts was approximately $11,103,000 as of April 30, 1997 and $12,645,000 as of October 31, 1996. Deferred gains related to hedges of intercompany sales commitments were approximately $250,000 as of April 30, 1997. Contracts outstanding at April 30, 1997 mature at various times through October 31, 1997.

5.   EARNINGS PER SHARE

Earnings per share of common stock are based on the weighted average number of common shares outstanding, which includes the effects of outstanding stock options computed using the treasury stock method. Such common stock equivalents totaled 124,000 and 135,000 shares for the three and six month periods ended April 30, 1997, respectively.

The Financial Accounting Standards Board released Statement of Accounting Standards No. 128, "Earnings Per Share" (SFAS 128) which changes the computation for earnings per share (EPS). SFAS 128 replaces primary EPS with Basic EPS and replaces fully dilutive EPS with Dilutive EPS. Basic EPS differs from Primary EPS as Basic EPS does not consider dilution for potentially dilutive securities. Diluted EPS uses an average share price for the period instead of the greater of the average share price or end-of-period share price as currently used for fully dilutive EPS. SFAS 128 is effective for fiscal 1998 and earlier adoption is not permitted. Basic EPS computed under SFAS 128 for the three and six months ended April 30, 1997 was $.95 and $1.10, respectively. Dilutive EPS computed under SFAS 128 for the three and six months ended April 30, 1997 was $.93 and $1.08, respectively.

6.   ACCOUNTS RECEIVABLE

The allowance for doubtful accounts was $777,000 as of April 30, 1997 and $785,000 as of October 31, 1996.


7.   INVENTORIES


Inventories, priced at the lower of cost (first-in, first-out method) or market are summarized below (in thousands):
                                            April 30, 1997     October 31, 1996
     Purchased parts and sub-assemblies      $   11,607           $  12,354
     Work-in-Process                              2,433               1,942
     Finished Goods                              13,292               9,919
                                              ----------            --------
                                             $   27,332           $  24,215
                                              ==========           =========


8.   SUBSEQUENT EVENTS


In May 1997, IMS, entered into a settlement and license agreement with Southwestern Industries, Inc., a manufacturer of CNC systems and one of the parties to the ongoing patent infringement litigation. Under the settlement, IMS licensed its patent to Southwestern and Southwestern made a one-time payment to IMS. The Company expects to recognize income of approximately $500,000 after legal expenses as a result of this settlement in its third fiscal quarter ended July 31, 1997.

On June 12, 1997, the Company received a commitment for a new unsecured multi-year revolving credit facility expiring May 1, 2000, that would permit borrowing at any one time outstanding of up to $25.0 million (inclusive of outstanding letters of credit of up to $12.0 million), reducing to $22.5 million at November 1, 1997. Of such borrowings, up to $5.0 million may be drawn in designated European currencies. The new facility would include fewer financial covenants and restrictions and is expected to expire May 1, 2000, two years following the scheduled expiration of the current facility. Under the new facility, interest on all outstanding borrowings would be payable at LIBOR plus an amount ranging from .75% to 2.0% based on a prescribed formula, or at the Company's option, prime. The commitment is subject to the agreement of holder of the Company's senior notes to substantially similar terms and to execution of mutually satisfactory documents.

Item 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto appearing elsewhere herein. Certain statements made in this report may constitute "forward-looking statements". For a description of risks and uncertainties related to forward-looking statements, see the Company's Annual Report on Form 10-K for the year ended October 31, 1996.

RESULTS OF OPERATIONS

Three Months Ended April 30, 1997 Compared to Three Months Ended April 30, 1996

Total sales and service fees for the second quarter of fiscal 1997 decreased $3.5 million, or 13.4%, from the second quarter of fiscal 1996. Of the total decrease, $474,000 reflected the effects of weaker European currencies when converting foreign currency revenues into U.S. dollars for financial reporting purposes. Notwithstanding the decline in revenues, net income increased by $5.2 million, a six-fold increase over the corresponding 1996 period, due primarily to the receipt of license fees. Net income also reflected the benefits of improved margins and a substantial reduction in interest expense.

Sales of CNC-operated machine tools in the second quarter of fiscal 1997 totaled $14.0 million, a decrease of $3.2 million, or 18.7%, from the corresponding 1996 period. Sales of CNC systems and software (which do not include systems and software that are sold as an integral part of a machine tool) totaled $4.7 million in the second quarter of 1997, essentially unchanged from the corresponding 1996 period. Sales of service parts and service fees were $3.9 million in the 1997 second quarter, slightly below amounts recorded in the comparable 1996 period.

The decline in sales of CNC-operated machine tools occurred principally in the domestic market where the decrease totaled $2.9 million, or 35%. Both the first and second quarters of fiscal 1996 were marked by unusually high levels of domestic shipments, as increasing availability of products from the Company's contract manufacturers permitted an accelerated reduction of a high backlog of unfulfilled orders that existed at the end of fiscal 1995. Shipments in the corresponding periods in 1997 did not have the benefits of a similar backlog and, therefore, were more reflective of current demand. European sales of machine tools in the second quarter of 1997, exclusive of the effect of weaker European currencies, increased approximately 9.0% over the prior year period. This increase was offset, however, by a decline in sales in South East Asia as a result of current economic softness in that market.

New order bookings during the second quarter of fiscal 1997 were $23.0 million, a decrease of approximately 4% from the $24.0 million reported for the corresponding period of fiscal 1996 and slightly higher than the $21.2 million reported for the first quarter of fiscal 1997. Although the U.S. dollar value of machine tool orders during the 1997 second quarter increased slightly over the corresponding 1996 period, the increase was more than offset by a decline in orders for CNC control systems from original equipment manufacturers and from the metal fabrication industry. International orders represented approximately 50% of new order bookings for the second quarter of fiscal 1997 compared to 47% for the immediately preceding fiscal quarter and 49% for the second quarter of fiscal 1996. Backlog at April 30, 1997 was $7.5 million compared to $7.3 million at January 31, 1997.

Gross profit as a percentage of sales for the second quarter of fiscal 1997 increased to 30.4% compared to 27.7% for the corresponding period in fiscal 1996. The improvement in margin is attributable to the combined effects of an increased percentage of higher-margin European sales in the total sales mix, increased domestic and international sales of higher-margin products introduced in the latter part of fiscal 1996 and increased customer demand for software options when purchasing machine tools.

Interest expense for the second quarter of fiscal 1997 decreased approximately $251,000, or 31.8%, from the amount reported for the corresponding 1996 period primarily due to a substantial reduction in outstanding borrowings.

License fee income for the second fiscal quarter was attributable almost entirely to the settlement between the Company's wholly-owned subsidiary, IMS Technology, Inc. (IMS) and Fanuc, Ltd. in March 1997. The Company expects to recognize income of approximately $500,000 after legal expenses in the quarter ending July 31, 1997 as a result of a settlement between IMS and Southwestern Industries, Inc., a major manufacturer of machine tools and CNC control systems. As of April 30, 1997, license fees of approximately $1.3 million, net of legal fees, related to prior settlements and license agreements have been deferred and will be recognized in income over the 5 year remaining life of the licensed patent. In addition, under a license agreement with Siemens A.G., a principal supplier to the Company, approximately $750,000 is expected to be received in future periods in the form of discounts on purchases by the Company, which will be reflected as a reduction of the cost of such purchases.

Although  settlements  have been  reached  with  several  of the  parties in the on-going IMS patent infringement litigation, the remaining parties are continuing to contest the IMS claims. IMS also has provided notice of infringement to approximately 15 companies that are not parties to the litigation and is engaged in active licensing discussions with six of those companies. There can be no assurance that IMS will enter into license agreements or settlements with any of those companies or any of the remaining parties in the pending litigation, or that the terms of any future licenses or settlements will be similar to those previously entered into.

The provision for foreign income taxes is the result of foreign withholding taxes of $896,000 related to the Fanuc license payment received during the second quarter of 1997.


Six Months Ended April 30, 1997 Compared to Six Months Ended April 30, 1996

Total sales and service fees for the first half of fiscal 1997 decreased $4.5 million, or 9.0%, from the first half of fiscal 1996. Of the total decrease, $751,000 reflected the effects of weaker European currencies when converting foreign currency revenues into U.S. dollars for financial reporting purposes. Notwithstanding the decline in revenues, net income increased by $5.6 million, or approximately 275%, primarily as a result of license fee income, improved margins and a substantial reduction in interest expense.

Sales of CNC-operated machine tools, which totaled $27.6 million in the first half of fiscal 1997, were 15.7% below the $32.6 million recorded during the corresponding fiscal 1996 period. The decrease was experienced both domestically, with a decline of $3.2 million, or 18.2%, and in Europe, with a decline (inclusive of currency translation effects) of $1.3 million, or 7.5%. The first half of fiscal 1996 was marked by an unusually high level of shipments, as the increasing availability of products from the Company's contract manufacturers permitted an accelerated reduction of the high backlog that had resulted from the combined effects of a strengthening machine tool market, the introduction of the Company's Advantage(R) series product line and capacity constraints on the part of the Company's contract manufacturers during fiscal 1995. Sales of CNC systems and software (which do not include systems and software that are sold as an integral part of a machine tool) increased during the first half of fiscal 1997 by $777,000, or 8.5%, primarily due to increased shipments of Autobend(R) control products in response to improved worldwide market conditions and domestic promotional programs. Sales of service parts and service fees were unchanged from levels for the first half of 1996.

New order bookings during the first half of fiscal 1997 were $44.2 million, a slight increase from the $44.0 million reported for the first half of fiscal 1996. New order bookings for machine tools increased 8.9% during the first half of fiscal 1997 but were offset by a reduction in new order bookings for CNC systems. Backlog at April 30, 1997 was $7.5 million compared to $9.0 million at October 31, 1996.

As a percentage of sales, gross profit increased to 29.7% in the first half of 1997, compared to 27.8% for the corresponding period in fiscal 1996. The improvement in margin is attributable to the combined effects of an increased percentage of higher-margin European sales in the total sales mix, increased domestic and European sales of higher-margin products introduced in the latter part of fiscal 1996, and increased sales of software options in connection with sales of machine tools.

Interest expense for the first half of fiscal 1997 decreased approximately $859,000, or 44.8%, from the amount reported for the corresponding period in fiscal 1996, primarily due to a substantial reduction in outstanding borrowings and the inclusion in the 1996 period of $240,000 of nonrecurring fees to the Company's lenders.

License fee income for the first half of fiscal 1997 was almost entirely attributable to the settlement agreement with Fanuc, Ltd. in March 1997. The provision for foreign income tax is primarily the result of foreign withholding taxes related to this settlement.

The Company manages its foreign currency exposure through the use of foreign currency forward exchange contracts. The Company does not speculate in the financial markets and, therefore, does not enter into these contracts for trading purposes. The Company also moderates its currency risk related to significant purchase commitments with certain foreign vendors through price adjustment agreements that provide for a sharing of, or otherwise limit, the potential adverse effect of currency fluctuations on the costs of purchased products. The results of these programs achieved management's objectives for the first half of fiscal 1997 and fiscal 1996. See Note 4 to the Condensed Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

At April 30, 1997, the Company had cash and cash equivalents of $1.1 million compared to $1.9 million at October 31, 1996. Cash provided by operations totaled $4.7 million in the second quarter of fiscal 1997, compared to $4.1 million in the same period of fiscal 1996. Cash flow from operations was enhanced by approximately $5.1 million of license fee income, net of legal fees and foreign withholding taxes, primarily due to the Fanuc settlement received in the quarter. Exclusive of net license fees, $400,000 of cash was used for operations in the 1997 second quarter, due primarily to increased working capital resulting from increased finished machine tool products on hand and reduced accounts payable related to the timing of payment for products received in the previous quarter. The Company will begin reducing its scheduled purchases of machine tool products from its contract manufacturers in July 1997 in order to reduce finished goods inventories in the fourth quarter of fiscal 1997 and the first half of fiscal 1998, which will favorably impact future cash flow from operations.

Working capital was $24.1 million at April 30, 1997, compared to $20.8 million at October 31, 1996. During the second quarter of fiscal 1997, borrowings under the Company's revolving credit facilities decreased by $3.9 million, primarily as a result of repayments made with license fees. As of April 30, 1997, $11.6 million was available to the Company for either direct borrowings or commercial letters of credit.

Capital investments for the quarter and six months ended April 30, 1997 consisted principally of expenditures for software development projects. Other investments included $190,000 related to the Company's investment in Hurco Automation, Ltd. (HAL). As of April 30, 1997, the Company has a commitment to invest an additional $364,000 in HAL through fiscal 1999. The investment activities for the six months ended April 30, 1997 were funded through cash flow from operations.

Under the agreements for the Company's credit facilities, $3.0 million of term loan payments are due and payable over the twelve month period ending April 30, 1998. The agreements require the Company to maintain a prescribed working capital borrowing base and a minimum net worth. The agreements also establish maximum leverage and fixed charge coverage ratios, restrict capital expenditures and investments and prohibit the payment of cash dividends or the redemption of capital stock. The Company was in compliance with all loan covenants at April 30, 1997.

Management believes that cash flow from operations and borrowings under its credit facilities will be sufficient to meet the Company's working capital needs for the twelve months ending April 30, 1998.

On June 12, 1997, the Company received a commitment for a new unsecured multi-year revolving credit facility expiring May 1, 2000, that would permit borrowing at any one time outstanding of up to $25.0 million (inclusive of outstanding letters of credit of up to $12.0 million), reducing to $22.5 million at November 1, 1997. Of such borrowings, up to $5.0 million may be drawn in designated European currencies. The new facility would include fewer financial covenants and restrictions and is expected to expire May 1, 2000, two years following the scheduled expiration of the current facility. Under the new facility, interest on all outstanding borrowings would be payable at LIBOR plus an amount ranging from .75% to 2.0% based on a prescribed formula, or at the Company's option, prime. The commitment is subject to the agreement of holder of the Company's senior notes to substantially similar terms and to execution of mutually satisfactory documents. There can be no assurance that a satisfactory definitive agreement will be executed.

                           PART II - OTHER INFORMATION


Item 1.  LEGAL PROCEEDINGS

As previously reported, IMS and the Company are parties to a number of pending legal proceedings involving patent infringement and other claims in connection with an IMS patent for certain interactive CNC technology originally developed by the Company (the IMS actions). Since March 1997, the Company has previously announced settlements with two parties to the IMS actions, Fanuc, Ltd. and Southwestern Industries, Inc. The terms of these settlements are discussed elsewhere herein. IMS has agreed to dismiss all infringement claims against Fanuc and Southwestern. Other than the settlements with Fanuc and Southwestern, there have been no other material developments in the IMS actions since those described in the Company's annual report on Form 10-K for the year ended October 31, 1996.

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









June 13, 1997