Form 10-Q
period 1997-07-31
HURCO COMPANIES INC
filed 1997-09-10
CIK 315374

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)

 X Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended July 31, 1997 Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to
      ---------.


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


The number of shares of the Registrant's common stock outstanding as of September 8, 1997 was 6,537,771.

                              HURCO COMPANIES, INC.
                      July 1997 Form 10-Q Quarterly Report


                                Table of Contents



                        Part I - Financial Information



                                                                           Page
Item 1        Condensed Consolidated Financial Statements

              Condensed Consolidated Statement of Operations -
                  Three months and nine months ended July 31, 1997 and 1996...3

              Condensed Consolidated Balance Sheet -
                  As of July 31, 1997 and October 31, 1996 ...................4

              Condensed Consolidated Statement of Cash Flows -
                  Three months and nine months ended July 31, 1997 and 1996...5

              Notes to Condensed Consolidated Financial Statements ...........6


Item 2        Management's Discussion and Analysis of Financial
              Condition and Results of Operations ............................9



                           Part II - Other Information



Item 1        Legal Proceedings .............................................13

Item 4        Submission of Matters to a Vote of Security Holders............14

Item 6        Exhibits and Reports on Form 8-K ..............................15


Signatures ..................................................................15

                            PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements


                              HURCO COMPANIES, INC.

                  CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                      (In thousands, except per-share data)


                                  Three Months Ended          Nine Months Ended
                                        July 31,                   July 31,
                                        -------                    -------
                                    1997      1996             1997      1996
                                        -------                    -------
                                     (unaudited)                 (unaudited)

Sales and service fees ........... $24,637   $23,039         $69,495   $72,358

Cost of sales and service ........  17,462    16,051          48,992    51,664
                                   -------   -------         -------   -------

     Gross profit ................   7,175     6,988          20,503    20,694


Selling, general and
administrative expenses ..........   5,352     5,223          15,615    15,635
                                   -------   -------         -------   -------

     Operating income ............   1,823     1,765           4,888     5,059

Interest expense .................     473       712           1,533     2,631

License fee income, net ..........   1,221        16           7,396       324

Other expense, net ...............      34        62              84       115
                                   -------   -------         -------   -------

     Income before taxes .........   2,537     1,007          10,667     2,637

Provision for foreign income taxes       3        50             917        83
                                   -------   -------         -------   -------

Net income ....................... $ 2,534   $   957         $ 9,750   $ 2,554
                                   =======   =======         =======   =======

Earnings
     per common share ............ $   .38   $   .16         $  1.46   $   .45
                                   =======   =======         =======   =======

Weighted average common
     shares outstanding ..........   6,690     5,920           6,675     5,679
                                   =======   =======         =======   =======


The accompanying notes are an integral part of the condensed consolidated financial statements.

                              HURCO COMPANIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                  (Dollars in thousands, except per share data)
                                                           July 31, October 31,
                                                            1997        1996
ASSETS ...............................................   (Unaudited) (Audited)
Current assets:
     Cash and cash equivalents .......................   $  2,117    $  1,877
     Accounts receivable .............................     15,140      17,162
     Inventories .....................................     25,838      24,215
     Other ...........................................        736         854
                                                         --------    --------
         Total current assets ........................     43,831      44,108
                                                         --------    --------
Long-term license fees receivable ....................      1,074       1,040
                                                         --------    --------
Property and equipment:
     Land ............................................        761         761
     Building ........................................      7,067       7,095
     Machinery and equipment .........................     11,483      12,662
     Leasehold improvements ..........................      1,164       1,002
         Less accumulated depreciation and amortization   (11,122)    (11,714)
                                                         --------    --------
                                                            9,353       9,806
                                                         --------    --------
Software development costs, less amortization ........      4,183       3,792
Other assets .........................................      1,553       1,004
                                                         --------    --------
                                                         $ 59,994    $ 59,750
                                                         ========    ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable ................................   $  9,483    $ 11,407
     Accrued expenses ................................      6,175       7,454
     Accrued warranty expenses .......................      1,534       1,425
     Current portion of long-term debt ...............      3,036       3,050
                                                         --------    --------
         Total current liabilities ...................     20,228      23,336
                                                         --------    --------
Non-current liabilities
     Long-term debt ..................................     12,950      19,060
     Deferred credits and other obligations ..........      1,400       1,213
                                                         --------    --------
            Total non-current liabilities ............     14,350      20,273
                                                         --------    --------

Shareholders' equity:
     Preferred stock:  no par value per share; 1,000,000
       shares authorized; no shares issued .............      --          --
     Common stock: no par value; $.10 stated value per
         share; 12,500,000 shares authorized; and 6,537,571
         and 6,531,871 shares issued , respectively ....     654         653
     Additional paid-in capital ........................  50,324      50,312
     Accumulated deficit ............................... (20,458)    (30,208)
     Foreign currency translation adjustment ...........  (5,104)     (4,616)
                                                        --------    --------
         Total shareholders' equity ....................  25,416      16,141
                                                        --------    --------
                                                        $ 59,994    $ 59,750
                                                        ========    ========

          The accompanying notes are an integral part of the condensed consolidated financial statements.

                              HURCO COMPANIES, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Dollars in thousands)

                                            Three Months Ended Nine Months Ended
                                                    July 31,         July 31,
                                                    --------         --------
                                                  1997    1996    1997     1996
                                                    --------         --------
                                                  (unaudited)       (unaudited)

Cash flows from operating activities:
   Net income ................................. $2,534  $  957   $9,750  $2,554
   Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation and amortization ............    502     517    1,433   2,075
     Change in assets and liabilities:
     (Increase) decrease in accounts receivable   (231)  1,617    1,290   2,683
     (Increase) decrease in inventories .......  1,379  (1,174)  (2,248)   (745)
     Increase (decrease) in accounts payable ..   (800)  1,144   (1,844)     99
     Increase (decrease) in accrued expenses ..    476     116     (807) (1,129)
     Other ....................................   (113)   (231)     449     216
                                               ------- ------- -------- --------
       Net cash provided by
       operating activities ...................  3,747   2,946    8,023   5,753
                                              -------- ------- -------- --------

Cash flows from investing activities:
   Proceeds from sale of equipment ............     23       1      106      33
   Purchase of property and equipment .........   (244)   (138)    (493)   (391)
   Software development costs .................   (270)   (397)    (997) (1,065)
   Other investments ..........................    (11)     (8)    (429)     66
                                               ------- ------- -------- --------
     Net cash provided by (used for)
     investing activities .....................   (502)   (542)  (1,813) (1,357)
                                               ------- ------- -------- --------

Cash flows from financing activities:
   Advances on bank credit facilities .........  7,222   7,820   25,279  37,885
   Repayment on bank credit facilities ........ (9,722)(11,482) (29,512)(42,632)
   Repayment of term debt .....................     --  (3,140)  (1,786) (5,090)
   Proceeds from the issuance of common stock
    and exercises of common stock options .....      5   4,830       13   4,830
                                               ------- ------- -------- --------
     Net cash provided by (used for)
     financing activities ..................... (2,495) (1,972) (6,006)  (5,007)
                                               ------- ------- -------- --------

Effect of exchange rate changes on cash .......    229      26      36      (51)
                                               ------- ------- -------- --------
     Net increase (decrease) in cash ..........    979     458     240     (662)

Cash and cash equivalents at beginning of period 1,138     952   1,877    2,072
                                              -------- ------- -------  --------

Cash and cash equivalents at end of period ..   $2,117  $1,410  $2,117   $1,410
                                              ======== ======= =======  ========

The accompanying notes are an integral part of the condensed consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   GENERAL

The condensed consolidated financial statements as of July 31, 1997 and 1996 are unaudited but include all adjustments which the Company considers necessary for a fair presentation of its financial position at those dates and its results of operations and cash flows for the three months and nine months then ended. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended October 31, 1996.


2.   LICENSE FEES


From time to time, the Company's wholly-owned subsidiary, IMS Technology, Inc. ("IMS") enters into agreements for the licensing of its interactive computer numerical control (CNC) patents. License fees received in a lump sum under a fully paid-up license are recognized in income, net of legal fees, expenses and foreign taxes, if any, at the time the license agreement is executed. License fees received in periodic installments that are contingent upon the continuing validity of a licensed patent are recognized in income, net of legal fees, expenses and foreign taxes, if any, over the life of the licensed patent.

During the third quarter ended July 31, 1997, the Company recorded license fee income, net of expenses, aggregating approximately $1,221,000, nearly all of which was attributable to two license agreements entered into during the quarter. Pursuant to those agreements, IMS granted a fully paid-up license of its interactive CNC patents to each of two manufacturers of machine tools and CNC systems in exchange for a lump sum payment. One of those manufacturers had been a defendant in the on-going litigation brought by IMS for infringement of its interactive CNC patents and the license was entered into as part of a settlement with that manufacturer.

3.   PROVISION FOR FOREIGN INCOME TAXES

The provision for foreign income taxes includes $896,000 which represents foreign withholding tax on a payment received in the second fiscal quarter of 1997 for a license fee settlement. The remainder of the expense is income tax related to a foreign subsidiary.


4.   HEDGING


The U.S. dollar equivalent notional amount of outstanding foreign currency forward exchange contracts was approximately $8,501,450 as of July 31, 1997 and $12,645,000 as of October 31, 1996. Deferred gains related to hedges of intercompany sales commitments were approximately $200,000 as of July 31, 1997. Contracts outstanding at July 31, 1997 mature at various times through February 28, 1998.

5.   EARNINGS PER SHARE

Earnings per share of common stock are based on the weighted average number of common shares outstanding, which includes the effects of outstanding stock options computed using the treasury stock method. Such common stock equivalents totaled 154,000 and 141,000 shares for the three and nine month periods ended July 31, 1997, respectively.

In February, 1997, the Financial Accounting Standards Board released Statement of Accounting Standards No. 128, "Earnings Per Share" (SFAS 128), which changes the method of computation of earnings per share (EPS). SFAS 128 replaces Primary EPS with Basic EPS and replaces Fully Diluted EPS with Diluted EPS. Basic EPS, unlike Primary EPS, does not consider dilution for potentially dilutive securities. Diluted EPS uses an average share price for the period whereas Fully Diluted EPS uses the greater of the average share price or end-of-period share price. SFAS 128 is effective for fiscal 1998 and earlier adoption is not permitted. Basic EPS computed under SFAS 128 for the three and nine months ended July 31, 1997 was $.39 and $1.49, respectively. Diluted EPS computed under SFAS 128 for the three and nine months ended July 31, 1997 was $.38 and $1.46, respectively.

6.   ACCOUNTS RECEIVABLE

The allowance for doubtful accounts was $733,000 as of July 31, 1997 and $785,000 as of October 31, 1996.


7.   INVENTORIES


Inventories, priced at the lower of cost (first-in, first-out method) or market are summarized below (in thousands):
                                               July 31, 1997   October 31, 1996
    Purchased parts and sub-assemblies         $   11,011         $  12,354
    Work-in-Process                                 1,189             1,942
    Finished Goods                                 13,638             9,919
                                               ----------          --------
                                               $   25,838         $  24,215
                                               ==========         =========


8.   SUBSEQUENT EVENTS


Subsequent to July 31, 1997, IMS granted a fully paid-up license of its interactive CNC patent to each of three manufacturers of CNC systems in exchange for lump sum payments, as a result of which the Company will recognize additional license fee income, net of legal fees and foreign withholding taxes, of approximately $1.7 million in the fourth quarter of fiscal 1997. One of the parties was a defendant in the ongoing IMS patent infringement litigation.

Effective September 8, 1997, the Company's Bank Credit Agreement and Senior Notes Agreement were amended and restated. The principal terms of those agreements, as amended and restated, are set forth below:

     a)  Bank Credit Agreement

         The Company's bank credit agreement provides for a revolving, unsecured credit facility expiring May 1, 2000, which permits borrowings, at any one time outstanding, of up to $22.5 million (inclusive of outstanding letters of credit of up to $12.0 million). Of such borrowings, up to $5.0 million may be drawn in designated European currencies. The agreement also provides for the continuation of the Company's term loan, of which a balance of $1.25 million (the final installment) is due and payable on September 30, 1997. Interest on all outstanding borrowings will be payable at LIBOR plus an amount ranging from .75% to 2.0% based on a prescribed formula, or at the Company's option, prime.

         The agreement requires the Company to maintain a specified minimum net worth and establishes maximum leverage and fixed charge coverage ratios. Cash dividends and redemptions of capital stock are permitted subject to certain limitations. The Company is required to maintain consolidated tangible net worth (as defined) of not less than $20.0 million plus (i) 50% of cumulative net income subsequent to April 30, 1997 and (ii) 75% of the net proceeds from sales of capital stock. Total consolidated debt may not exceed 50% of consolidated capitalization (defined as total debt plus consolidated tangible net worth).



     b)  Senior Notes

         At July 31, 1997, the Company had outstanding approximately $7.1 million of unsecured Senior Notes, bearing an interest rate of 10.87%, of which approximately $1.8 million is due on December 1, 1997 and the balance is due in equal annual installments through 2000.

         Effective September 8, 1997, the interest rate on the Senior Notes was reduced to 10.37% and the financial covenants were amended to conform to those contained in the Company's amended and restated bank credit agreement.



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

RESULTS OF OPERATIONS

Three Months Ended July 31, 1997 Compared to Three Months Ended July 31, 1996

Sales and service fees for the third quarter of fiscal 1997 increased $1.6 million, or 7.0%, from the corresponding quarter of fiscal 1996, notwithstanding the approximately $935,000 negative impact of a strengthening U.S. dollar when translating foreign currency revenues into U.S. dollars for financial reporting purposes.

Sales of CNC-operated machine tools in the third quarter of fiscal 1997 totaled $16.4 million, an increase of $2.1 million, or 14.5%, from the corresponding 1996 period. Sales of CNC systems and software (which do not include systems and software that are sold as an integral part of a machine tool) totaled $4.4 million in the third quarter of 1997, a decline of $174,000, or 3.7%, from the corresponding 1996 period. Sales of service parts and service fees declined 7.3% from the corresponding 1996 period, which is attributable to improvements in recent years in the quality of the Company's products along with a transfer to the Company's distributors in the United States of responsibility for certain servicing activities.

The increase in sales of CNC-operated machine tools occurred both in the domestic market where the increase totaled $896,000, or 17.0%, and in the European market, where the increase totaled $2.1 million, or 26.9%, in spite of the unfavorable effect of translating foreign currency sales. These increases were offset, however, by a decrease of $932,000, or 78.7%, in South East Asia as a result of adverse economic conditions in that region.


Gross profit as a percentage of sales for the third quarter of fiscal 1997 was 29.1% compared to 30.3% for the corresponding period in fiscal 1996. A reduction in the effective margin on foreign sales due to the negative impact of translating foreign currencies into U.S. dollars for financial reporting purposes was substantially offset by the combined effects of an increased percentage of higher-margin European sales in the total sales mix, increased domestic and European sales of higher-margin products introduced in the latter part of fiscal 1996, and increased sales of software options in connection with sales of machine tools.

Interest expense for the third quarter of fiscal 1997 decreased approximately $239,000, or 33.5%, from the amount reported for the corresponding 1996 period primarily due to a substantial reduction in outstanding borrowings.

License fee income for the third quarter of fiscal 1997, which represented approximately 48.1% of income before taxes during that period compared to 1.5% in the corresponding period in fiscal 1996, was attributable almost entirely to two agreements entered into during the quarter by the Company's wholly-owned subsidiary, IMS Technology, Inc. (IMS), pursuant to which it granted fully paid-up licenses of its interactive CNC patent in exchange for lump sum payments by the licensees. The Company also expects to recognize additional license fee income of approximately $1.7 million, net of legal expenses and foreign withholding taxes in the fourth quarter of fiscal 1997 as a result of three additional patent license agreements entered into by IMS subsequent to July 31, 1997, all of which provide for lump sum payments to IMS. Also, as of July 31, 1997, additional license fees of approximately $1.2 million, net of legal fees, related to previous license agreements, have been deferred and will be recognized in income over the four-year remaining life of the licensed patent. Further, under a license agreement with Siemens A.G., a principal supplier to the Company, approximately $650,000 is expected to be received in future periods in the form of discounts on purchases by the Company, which will be reflected as a reduction of the cost of such purchases. Although settlements have been reached with several of the defendants in the on-going IMS patent infringement litigation, as a result of which those defendants have entered into license agreements with IMS, the remaining defendants are continuing to contest the IMS claims. IMS is continuing to pursue the litigation and is also engaged in licensing discussions with other companies that are not in the litigation. There can be no assurance that IMS will enter into license agreements with any of the remaining defendants or any other companies, or that the terms of any future license agreements will be similar to those previously entered into.

Net income increased by $1.6 million, and was approximately 2.6 times the corresponding 1996 period, due primarily to increased revenues, the receipt of license fees and a significant reduction in interest expense.

New order bookings during the third quarter of fiscal 1997 were $25.7 million, an increase of approximately $1.8 million, or 7.6%, from the corresponding period of fiscal 1996. The amount of new orders during the 1997 third quarter was negatively impacted by approximately $713,000 due to the translation effects of a stronger U.S. dollar on orders expressed in foreign currencies but compares favorably to the $21.2 million and $22.9 million of new orders reported for the first and second quarters of fiscal 1997, respectively. Although domestic machine tool orders during the 1997 third quarter decreased slightly compared to the corresponding 1996 period, the decrease was more than offset by an increase in orders in the European market. International orders represented approximately 45% of new order bookings for the third quarter of fiscal 1997 compared to 50% for the immediately preceding fiscal quarter and 42% for the third quarter of fiscal 1996. Backlog at July 31, 1997 was $8.3 million compared to $7.5 million at April 30, 1997.


Nine Months Ended July 31, 1997 Compared to Nine Months Ended July 31, 1996

Sales and service fees for the first nine months of fiscal 1997 decreased $2.9 million, or 4.0%, compared with the corresponding period in fiscal 1996. Of the total decrease, $1.7 million reflected the net effects of translating foreign currency revenues into U.S. dollars for financial reporting purposes.

Sales of CNC-operated machine tools, which totaled $43.9 million in the first nine months of fiscal 1997, were 6.5% below the $47.0 million recorded during the corresponding fiscal 1996 period. The decrease occurred in the U.S. market, with a decline of $2.3 million, or 11.8%, as well as in S. E. Asia, where the decline of $1.5 million, or 68.8%, was most pronounced and reflected the economic turmoil in that region. Sales of CNC-operated machine tools in Europe increased $771,000, or 3.1%, in spite of the adverse impact of foreign currency translation. In comparing the fiscal 1997 and 1996 results, it also should be recognized that the first half of fiscal 1996 was marked by an unusually high level of shipments, as the increasing availability of products from the Company's contract manufacturers permitted an accelerated reduction of the high backlog that had resulted from the combined effects of a strengthening machine tool market, the introduction of the Company's Advantage(R) series product line and capacity constraints on the part of the Company's contract manufacturers during fiscal 1995. Sales of CNC systems and software (which do not include systems and software that are sold as an integral part of a machine tool) increased during the first half of fiscal 1997 by $603,000, or 4.4%, primarily due to increased shipments of Autobend(R) control products in response to improved worldwide market demand. Sales of service parts and service fees decreased by $417,000, or 3.6%, compared to the first nine months of fiscal 1996.

As a percentage of sales, gross profit increased to 29.5% in the first nine months of fiscal 1997, compared to 28.6% for the corresponding period in fiscal 1996. The improvement in margin is attributable to the combined effects of an increased percentage of higher-margin European shipments in the total sales mix, increased domestic and European shipments of higher-margin products introduced in the latter part of fiscal 1996 and increased sales of software options in connection with sales of machine tools.

Interest expense for the first half of fiscal 1997 decreased approximately $1.1 million, or 41.8%, from the amount reported for the corresponding period in fiscal 1996, primarily due to a substantial reduction in outstanding borrowings and the payment during the 1996 period of $240,000 of nonrecurring fees to the Company's lenders.

License fee income for the first nine months of fiscal 1997 was almost entirely attributable to new licensing agreements relating to the IMS interactive CNC patent. The provision for income tax is primarily the result of foreign withholding taxes related to one of these agreements.

Primarily as a result of the substantial licensing fee income received during the period, net income for the first nine months of fiscal 1997 increased by approximately $7.2 million compared to the corresponding period in fiscal 1996. The increase also reflected the benefits of improved margins and the substantial reduction in interest expense.

New order bookings during the first nine months of fiscal 1997 were $69.9 million, an increase of 3.1% from the $67.8 million reported for the first nine months of fiscal 1996, primarily as a result of a 5.9% increase in orders for machine tools. Backlog at April 30, 1997 was $8.3 million compared to $9.0 million at October 31, 1996.

The Company manages its foreign currency exposure through the use of foreign currency forward exchange contracts. The Company does not speculate in the financial markets and, therefore, does not enter into these contracts for trading purposes. The Company also moderates its currency risk related to significant purchase commitments with certain foreign vendors through price adjustment agreements that provide for a sharing of, or otherwise limit, the potential adverse effect of currency fluctuations on the costs of purchased products. The results of these programs achieved management's objectives for the first nine months of fiscal 1997 and fiscal 1996. See Note 4 to the Condensed Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

At July 31, 1997, the Company had cash and cash equivalents of $2.1 million compared to $1.9 million at October 31, 1996. Cash provided by operations totaled $3.7 million in the third quarter of fiscal 1997, compared to $2.9 million in the same period of fiscal 1996. Cash flow from operations was enhanced by approximately $1.2 million of license fee income received in the third quarter. In light of an increased level of finished product on hand available for shipment, the company has reduced scheduled purchases of machine tool products from its contract manufacturers to reduce finished goods inventories in the fourth quarter of fiscal 1997 and the first half of fiscal 1998, which will favorably impact future cash flow from operations.

Working capital was $23.6 million at July 31, 1997, compared to $20.8 million at October 31, 1996. Outstanding borrowings under the Company's revolving credit facilities were reduced by $2.5 million during the third quarter of fiscal 1997 and $4.2 million for the nine months, primarily as a result of repayments made with cash flow from operations, including license fees. At July 31, 1997, $13.4 million was available to the Company for either direct borrowings or commercial letters of credit.

Capital investments for the quarter and nine months ended July 31, 1997 consisted principally of expenditures for property, equipment and software development projects. Other investments for the nine-month period included $190,000 in the second fiscal quarter with respect to Hurco Automation, Ltd.
(HAL). As of July 31, 1997, the Company has a commitment to invest an additional $364,000 in HAL through fiscal 1999. The Company's investment activities for the nine months ended July 31, 1997 were funded through cash flow from operations.

Effective September 8, 1997, the Company's Bank Credit Agreement and Senior Notes Agreement were amended and restated. The principal terms of those agreements as amended and restated are set forth below:

     a)  Bank Credit Agreement

         The Company's bank credit agreement provides for a revolving, unsecured credit facility expiring May 1, 2000, which permits borrowings, at any one time outstanding, of up to $22.5 million (inclusive of outstanding letters of credit of up to $12.0 million). Of such borrowings, up to $5.0 million may be drawn in designated European currencies. The agreement also provides for the continuation of the Company's term loan, of which a balance of $1.25 million (the final installment) is due and payable on September 30, 1997. Interest on all outstanding borrowings will be payable at LIBOR plus an amount ranging from .75% to 2.0% based on a prescribed formula, or at the Company's option, prime.

         The agreement requires the Company to maintain a specified minimum net worth and establishes maximum leverage and fixed charge coverage ratios. Cash dividends and redemptions of capital stock are permitted subject to certain limitations. The Company is required to maintain consolidated tangible net worth (as defined) of not less than $20.0 million plus (i) 50% of cumulative net income subsequent to April 30, 1997 and (ii) 75% of the net proceeds from sales of capital stock. Total consolidated debt may not exceed 50% of consolidated capitalization (defined as total debt plus consolidated tangible net worth).

     b)  Senior Notes

         At July 31, 1997, the Company had outstanding approximately $7.1 million of unsecured Senior Notes, bearing an interest rate of 10.87%, of which approximately $1.8 million is due on December 1, 1997 and the balance is due in equal annual installments through 2000.

         Effective September 8, 1997, the interest rate on the Senior Notes was reduced to 10.37% and the financial covenants were amended to conform to those contained in the Company's amended and restated bank credit agreement.


Under the terms of the Company's credit facilities, as amended and restated, $3.0 million of loan payments are due and payable over the twelve month period ending July 31, 1998. Management believes that cash flow from operations and borrowings under its credit facilities will be sufficient to meet the Company's working capital needs for the foreseeable future.

The Company was in compliance with all loan covenants at July 31, 1997.




                           PART II - OTHER INFORMATION


Item 1.  LEGAL PROCEEDINGS

As previously reported, IMS and the Company are parties to a number of pending legal proceedings involving patent infringement and other claims in connection with an IMS patent for certain interactive CNC technology originally developed by the Company (the IMS actions). Since March 1997, the Company has completed settlements with three parties to the IMS actions, Fanuc, Ltd. Southwestern Industries, Inc. and Bridgeport Machines, Inc. IMS has agreed to dismiss all infringement claims against Fanuc, Southwestern and Bridgeport.

On July 3, 1997, IMS commenced an action in the U.S. District Court for the Eastern District of Virginia alleging infringement of the IMS patent. IMS amended its complaint on August 11, 1997, naming Haas Automation, Inc., Allen-Bradley, Inc. and Fidia S.p.A., controls and machine tool manufacturers, as defendants in this action. IMS also named three machine tool end-users in the action. The complaint seeks unspecified damages, attorneys' fees and costs and injunctive relief.

The Company is involved in various other claims and lawsuits arising in the ordinary course of business, none of which, in the opinion of management, is expected to have a material adverse effect on its consolidated financial position or results of operations.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's annual meeting of shareholders was held May 29, 1997. At the meeting, the following seven persons were elected to the Board of Directors by the votes indicated:

                           For  Against or Withheld Abstentions Broker Non-Votes
Hendrik J. Hartong, Jr. 5,988,553       840           288,047         --
Andrew L. Lewis IV      5,989,393                     288,047         --
Brian D. McLaughlin     5,987,953     1,440           288,047         --
E. Keith Moore          5,989,093       300           288,047         --
Richard T. Niner        5,989,393                     288,047         --
O. Curtis Noel          5,988,393     1,000           288,047         --
Charles E. M. Rentschler5,989,093       300           288,047         --


Shareholders also approved an amendment of the Company's Amended and Restated Articles of Incorporation which, among other things, increased the number of authorized shares of common stock and preferred stock. The results of the voting with respect to the amendment were as follows:

           For       Against or Withheld     Abstentions       Broker Non-Votes

         4,800,111       1,173,552             19,739               284,038


Shareholders also approved the Company's 1997 Stock Option and Incentive Plan. The results of the voting with respect to the plan were:

           For       Against or Withheld     Abstentions       Broker Non-Votes

         4,717,894         407,416             36,179              1,115,951

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

  3.1    Amended and Restated Articles of Incorporation.

10.52    1997 Stock Option and Incentive Plan.



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



                                                     HURCO COMPANIES, INC.


                                             By:      /s/ Roger J. Wolf
                                                      Roger J. Wolf
                                                      Senior Vice President and
                                                       Chief Financial Officer



                                          By:      /s/ Stephen J. Alesia
                                                   Stephen J. Alesia
                                                   Corporate Controller and
                                                   Principal Accounting Officer







September 10, 1997

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

  3.1    Amended and Restated Articles of Incorporation.

10.52    1997 Stock Option and Incentive Plan.



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



                                             HURCO COMPANIES, INC.


                                          By:________________________
                                                   Roger J. Wolf
                                                   Senior Vice President and
                                                   Chief Financial Officer



                                          By:________________________
                                                   Stephen J. Alesia
                                                   Corporate Controller and
                                                   Principal Accounting Officer









 September 10, 1997