Form 10-K
period 1997-10-31
HURCO COMPANIES INC
filed 1998-01-26
CIK 315374

SECURITIES AND EXCHANGE COMMISSION
                                              Washington, D.C. 20549

                                                     FORM 10-K

(Mark One)

      Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required] for the fiscal year ended October 31, 1997 or Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required] for the transition period from _________ to _________.


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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to the filing requirements for at least the past 90 days. Yes X No


The  aggregate   market  value  of  the   Registrant's   voting  stock  held  by
non-affiliates as of January 22, 1998 was $42,635,522.


The number of shares of the Registrant's common stock outstanding as of January 22, 1998 was 6,559,311.


DOCUMENTS INCORPORATED BY REFERENCE:   None


Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

                                                      PART I

Item 1.  BUSINESS

(a)    General Development of Business


Hurco Companies, Inc. (the Company) is an industrial automation company that designs and produces interactive computer numerical control (CNC) systems and software and interactive CNC-operated machine tool systems for sale through its own distribution network to the worldwide machine tool consuming market. The Company's proprietary CNC systems and related software products are either sold as an integral component of machine tools marketed by the Company or sold separately to machine tool end users and other machine tool manufacturers who integrate them with their own products.

The Company pioneered the application of microprocessor technology and conversational programming software to machine tool controls and, since its founding in 1968, has been a leader in the introduction of interactive CNC systems that automate manufacturing processes and improve productivity in certain segments of the metalworking industry. The Company has concentrated on designing "user-friendly" CNC systems that can be operated by both skilled and unskilled machine tool operators and yet are capable of instructing a machine tool to perform complex tasks. The combination of microprocessor technology and patented interactive, conversational software in the Company's CNC systems enables operators on the production floor to quickly and easily create a program for machining or forming a particular part from a blueprint or electronic design and immediately begin production of that part.

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

Approximately three-fourths of the world's machine tools are made for metal cutting applications. The milling machine is one of the most common types of metal cutting machines. Milling machines shape a part by moving a rotating cutting tool, such as a drill, tap or mill, across a metal block. Although a majority of the milling machines in current use are still manually operated, an increasing number are now operated using CNC systems such as those produced by the Company. CNC-operated milling machines automatically and precisely shape parts by directing the movement of a cutting tool according to a program specifically designed for the desired part. Some CNC-operated milling machines, referred to as machining centers, are equipped with automatic tool changers that allow several different cutting tools to be used in a programmed sequence on the same part without having to remove the part from the machine.

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

The Company has pursued a strategy that is focused on developing and distributing to the worldwide machine tool market a comprehensive line of leading-edge interactive CNC products that incorporate proprietary technology designed to enhance the user's productivity through ease of operation and adaptability to a wide range of manufacturing applications. As part of this strategy, the Company has adopted an open systems architecture that permits its CNC systems and software to be used with a variety of hardware platforms and has emphasized an "operator friendly" design that employs interactive
"conversational" software. The Company outsources all of its machine tool manufacturing operations and a portion of its computer control manufacturing to certain independent contract manufacturers and is concentrating its resources on product research, development, design, marketing, distribution and service.


Products

The Company's principal products consist of CNC-operated machine tool systems (milling machines and machining centers) into which the Company's proprietary CNC systems have been fully-integrated as well as CNC systems and related software for both metal cutting machine tools and metal forming press brakes. The Company also produces and distributes software options control upgrades, hardware accessories and replacement parts and provides operator training and support services to its customers.

The following table sets forth the contribution of each of these product groups to the Company's total revenues during each of the past three fiscal years:

                                                Year Ended October 31
(Dollars in thousands)               1997             1996               1995
                                     ----             ----               ----

CNC-Operated Machine
   Tool Systems............      $61,679 (64.4%) $65,518 (65.9%) $55,711 (62.2%)
CNC Systems and Software*.........18,801 (19.6%)  17,827 (17.9%)  19,027 (21.2%)
Service Parts......................9,612 (10.1%)  10,005 (10.0%)   9,073 (10.1%)
Service Fees.......................5,637  (5.9%)   6,001  (6.2%)   5,821 ( 6.5%)
                               -------------------------------------------------
                              $   95,729(100.0%) $99,351(100.0%) $89,632(100.0%)
                              ================== =============== ===============


* Amounts shown do not include CNC systems sold as an integrated component of machine tool systems.

CNC-Operated Machine Tool Systems

The Company designs and markets complete stand-alone milling machines and machining centers, each of which is equipped with a fully-integrated interactive Ultimax system. All of these machines are built to the Company's specifications by independent contract manufacturers. The Company's current line of machine tools is a complete family of products with different levels of performance features for different market applications and ranging in price from $39,000 to $150,000. Two series of products are offered within the product line -- the Advantage Series and the Performance Series -- each of which is marketed within a distinct price range and includes machines of differing sizes and power levels, ranging from a five-horsepower milling machine with an X-axis travel of 24 inches to a twenty-horsepower machining center with 50 inches of X-axis travel.

The Advantage Series products are equipped with the "Single Screen" version of the Ultimax CNC system and are intended for use by the independent contract manufacturer requiring a low-cost product with basic capabilities. The Performance Series products employ the same machine tool frame as the Advantage Series, but feature the more advanced Ultimax twin screen CNC system and software desired by the precision tool, die and mold market and parts manufacturers, where fast programming of complex parts is a key to competitiveness.

The Company's smaller machines -- those with an X-axis travel of 30 inches or less -- have embodied the Company's proprietary machine tool design since their introduction in 1994. In late fiscal 1996, the Company introduced two new machining center models with an X-axis of 40 inches that incorporate the same proprietary design features. The larger machines -- those with an X-axis travel of 50 inches -- incorporate a machine tool platform developed by one of the Company's contract manufacturers. During fiscal 1997, approximately 95% of the machine tools sold by the Company embodied its proprietary design.

In the second fiscal quarter of 1998, the Company plans to introduce two OEM-sourced milling machine products which will incorporate the Company's Single Screen Ultimax CNC system. These machines will have an X axis travel of 30 inches and 40 inches, respectively, and will range in price from approximately $35,000 to $45,000.

In the first quarter of fiscal 1998, the Company introduced several new products which represent an expansion of the Company's strategy for the metal fabrication market. These products include 3 models of an OEM-sourced press brake (bending machine) and an OEM-sourced combination shear/press brake system, all of which incorporate the Company's Autobend CNC system, and which will be sold to the North American market through the Autobend Products division's distribution network. The Company will also offer European precision-ground tooling which will be sold either in conjunction with a press brake or directly to end-users of press brakes. The tooling is sourced under an exclusive distribution agreement with an Italian manufacturer.

CNC Systems and Software

The Company's CNC systems and software are marketed under the tradenames Ultimax(R), UltiPath(TM), Delta (TM) and Autobend(R). The Ultimax(R),
UltiPath(TM) and Delta(TM) product lines are used to control metal cutting machine tools.
Autobend(R) CNC systems are used to control metal forming press brakes.

o    Ultimax

The Company's patented Ultimax twin screen "conversational" CNC system, which incorporates an interactive and powerful "data block" programming methodology supported by extensive geometric and process data calculation software tools, enables a machine tool operator to create complex two-dimensional part programs directly from blue print inspection. Machine operators with little or no programming experience can successfully program parts and begin cutting operations in a short time with minimum special training. Since the initial introduction of the Ultimax CNC in 1984, the Company has added enhancements related to operator programming productivity, CAD compatibility, data processing throughput and motion control speed and accuracy. In 1994, the Company introduced the latest generation of the Ultimax CNC, the Ultimax 3/486, and in 1997 began marketing a Pentium*-based version of the Ultimax CNC. By incorporating Industry Standard Architecture (ISA) personal computer (PC) platform components, this CNC product offers improved performance while ensuring access to the most effective computing hardware and software technology.

In 1995, the Company introduced a software option that interprets part programs written for the worldwide installed base of competitors' CNCs; this software option, which provides industry standard data format compatibility, enables end-users to use Hurco's Ultimax CNC to run part programs initially programmed for a substantial portion of the large installed base of competitive CNCs and is intended to increase the Company's access to the contract machining market. In 1995, the Company developed a lower-cost "Single Screen" version of the Ultimax CNC to facilitate the penetration of the contract machining market. In late fiscal 1996, the Single Screen Ultimax CNC was made available on the Company's milling machines and machining centers. The Ultimax CNC system is sold primarily as a fully-integrated feature of a Hurco milling machine or machining center.

o    UltiPath

UltiPath is a new, simple, low-cost interactive PC-based CNC system that permits conversational programming. This control product is intended for the 2-axis and 3-axis entry level machining market and enables skilled and unskilled machine operators to convert manual machine operations to easy-to-use CNC parts processing. The UltiPath CNC embodies the Company's patented interactive machining technology and its recently-patented "Object Oriented" software design methodology. The control utilizes the Windows 95** operating system as a key component of its executive software. The UltiPath CNC was introduced in September 1996 and became available for shipment in the fourth quarter of fiscal 1997. The product is marketed through the Company's distributors to end-users and to CNC control integrators and retrofitters serving the large installed base of manual milling machines.

o    Delta Series

The Company's Delta series CNCs, which feature microprocessor-based electronics incorporating ISA computer platform components to provide enhanced performance at lower cost, are designed for the worldwide metalworking industry and are used on milling machines, machining centers, turning centers and punching equipment. The Delta CNC system is based on industry standard point-to-point programming methodology but incorporates software features that group industry standard commands into useful part features, such as circles and frames, to simplify programming. The Delta CNCs are designed and configured as general purpose products, which offer flexibility, reliability and ease of integration with a wide variety of machine designs, and are marketed to original equipment manufacturers and retrofitters of a wide range of machine tool systems.



*    Pentium is a registered trademark of Intel Corporation.
**  Windows 95 is a registered trademark of Microsoft Corporation.

In fiscal 1998, the Company plans to expand its product strategy to include marketing 2-axis and 3-axis, OEM-sourced, milling and turning machines featuring fully-integrated Delta CNC systems. These machines systems will be sold under the DynaPath(TM) name through the Company's subsidiary, Autocon Technologies, Inc.

o    Autobend

Autobend CNC systems are applied to press brakes that form parts from sheet metal and consist of a microprocessor-based CNC and backgauge. The Company has manufactured and sold the Autobend product line since 1968. It currently markets two models of its press brake CNC systems, in combination with six different back gauges, through distributors to end-users as retrofit units for installation on existing or new press brakes, as well as to original equipment manufacturers and importers of press brakes. In fiscal 1998, the Autobend CNC system will also be sold as a fully-integrated feature of a Hurco press brake system.

o    CAM and Software Products

In addition to its CNC product lines, the Company offers metal cutting and forming software products for programming two and three dimensional parts. Its primary products are the Ultimax PC and PC+, off-line programming systems, and a computer aided design (CAD)-compatible DXF (data file translation) software option. These products are marketed to users of both Ultimax and competitive CNC systems. Significant features of the Ultimax PC and PC+ include a CNC-compatible user interface, CAD compatibility and the availability of a configurable post processor. The DXF software option eliminates manual data entry of part features by transferring AutoCAD(TM) drawing files directly into an Ultimax CNC or the off-line programming system software, substantially increasing operator productivity. The Company has augmented its Autobend product line with a computer-aided manufacturing (CAM) software product, AutoBend PC(R), that enables the user to create and manipulate CNC compatible metal forming programs on a personal computer. In fiscal 1996, the Company's Ultimax CNC was enhanced with a software option that provides industry standard data format compatibility.

In fiscal 1997, the Company introduced UltiPro(TM), a high-speed machining software product for its Pentium-based Ultimax CNC platform. The UltiPro(TM) software enables a customer to increase machining productivity through the purchase of a new Hurco CNC machine system or by retrofitting and upgrading an existing 486 PC-based Ultimax system with the Company's new Pentium platform and the UltiPro(TM) software. In fiscal 1998, the Company expects to introduce several new software products including UltiNet(TM), a networking product for use by Hurco customers to transfer part design and manufacturing information to CNC machine systems at high speeds and to network CNC machining systems within a customer's manufacturing facility.

Parts and Service

The Company's service organization provides installation, operator training and customer support for the Company's products. During 1996, the Company transferred to its principal distributors primary responsibility for machine installation and warranty service and support for new product sales. Although installation and service costs are borne by the distributor, the Company offers a greater price discount to those distributors providing such services. The Company's own service organization continues to service and support the installed base of discontinued models, and support its distributors with respect to complex service operations. The Company also provides software options, CNC upgrades, accessories and replacement parts for its products.
Among the options are software programs and additional CNC features that allow a customer to upgrade the performance of its milling machines and machining centers. The Company's after-sale parts and service business helps strengthen customer relationships and provides continuous information concerning the evolving requirements of end-users.

Marketing and Distribution

The end-users of the Company's products are thousands of precision tool, die and mold manufacturers, independent metal parts manufacturers and specialized production groups within large manufacturing corporations. Industries served include aerospace, defense, medical equipment, energy, injection molding, transportation and computer equipment.

The Company's integrated CNC-operated milling machines and machining centers, along with software options and accessories, are sold primarily to end-users. The Company sells its CNC systems and related products (i) to original equipment manufacturers of new machine tools who integrate them with their own products prior to the sale of those products to their own customers, (ii) to retrofitters of used machine tools who integrate them with those machine tools as part of the retrofitting operation and (iii) to end-users who have an installed base of machine tools, either with or without related CNC systems. During fiscal 1997, no single end-user of the Company's products accounted for more than 5% of its total revenues.

Sales are made through over 250 independent agents and distributors in 46 countries throughout North America, Europe and Asia. The Company also has its own direct sales personnel in the United States, England, France, Germany and Singapore, which are considered to be among the world's principal machine tool consuming countries. During fiscal 1997, no distributor accounted for more than 5% of total revenues. The Company has continuing agreements with each of its distributors, but may terminate those agreements upon prior notice ranging from 30 days to 180 days. Approximately 80% of the worldwide demand for CNC-operated machine tools and CNC systems comes from outside the U.S. and accordingly, the Company considers its international market presence to be critical to its operations.

The Company believes the demand for CNC systems and CNC-operated machine tools is driven by changing industrial technology and the related need for process improvements as well as capacity expansion. Factors affecting demand include:
(i) the declining supply of skilled machinists, (ii) the need to continuously improve productivity and shorten cycle time, (iii) an aging machine tool installed base that will require replacement with more advanced and efficient technology and (iv) the industrial development of emerging countries in Asia and Eastern Europe. However, the demand for machine tools and related products is highly dependent upon economic conditions and the general level of business confidence, as well as such factors as production capacity utilization and changes in governmental policies regarding tariffs, corporate taxation and other investment incentives. By marketing and distributing its products on a worldwide basis, the Company attempts to reduce the potential impact on its total revenues of adverse changes in economic conditions in any particular geographic region.

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

In the world-wide industrial market, the Company is a leader in providing interactive CNC machine tools incorporating user-friendly, conversational programming systems. The Company's principal competitors in the CNC metal cutting machine tool market include Bridgeport Machines Inc., Cincinnati Milacron Inc., Fadal Engineering (a subsidiary of Giddings & Lewis Inc.), Haas Automation, Inc., Milltronics Manufacturing Co., Republic-Lagun Machine Tool Co., and Tree Machine Tool Co. Inc. A large number of foreign builders including Matsuura Machinery Corporation, Mori Seiki Co., Ltd., Okuma Machinery Works Ltd., and Yamazaki Mazak Corporation also compete with the Company.

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

Manufacturing

The Company has established a manufacturing strategy which includes the development of a global network of contract manufacturers who manufacture the Company's products to the Company's design, quality and cost specifications. This has enabled the Company to lower product costs, lower working capital per sales dollar and to increase manufacturing capacity without significant incremental investment in capital equipment or increased employment.

The Company's CNC-operated machine tools and milling machines are manufactured to its specifications in Taiwan by three manufacturing contractors. The Company has worked closely with its Taiwan-based contract manufacturers to increase their production capacity to meet the rising demand for its machine tool products and believes that such capacity is sufficient to meet the Company's current and projected demand. During 1997, the Company entered into a contract manufacturing agreement with a European machine tool builder to manufacture machine tools for the Company's European subsidiaries. Although the Company is exploring additional manufacturing sources for certain of its machine tool products, alternative sources are not readily obtainable and any significant reduction in capacity, or performance capability, on the part of its existing machine tool manufacturing contractors would have a material adverse effect on its operations.

The Company assembles and tests its CNC systems at its own facilities in Indianapolis, Indiana and Farmington Hills, Michigan using readily available, industry-standard personal computer components (such as hard disk drives, VGA cards and motherboards) as well as proprietary system components that are produced to the Company's specifications by several domestic suppliers. In October 1996, the Company entered into a contract manufacturing agreement with Hurco Automation Ltd. (HAL), a Taiwanese-based, affiliated company formed by the Company and six Taiwanese investors. HAL is manufacturing certain CNC systems to the Company's specifications, and is also supplying certain proprietary and standard components to be used in domestic production. The Company believes that alternative sources for the proprietary components are readily available.

Backlog

Backlog consists of firm orders received from customers and distributors. Backlog was $7.4 million, $9.0 million and $15.3 million as of October 31, 1997, 1996, and 1995, respectively. Backlog at October 31, 1995 was higher than normal due to strong demand during fiscal 1995 for the Company's new line of machine tool products combined with limited product availability. The reduction of backlog at October 31, 1996 reflects increased availability of product for shipment. Fiscal 1997 orders were $94.8 million compared to $93.1 million for fiscal 1996, and $98.9 million for fiscal 1995.


Intellectual Properties

The Company considers certain features of its products to be proprietary and owns, directly or through a subsidiary, a number of patents that are significant to its business. IMS Technology, Inc. (IMS), a wholly-owned subsidiary of the Company, owns domestic and foreign patents (the Interactive Machining Patents) covering the machining method practiced when a machine tool is integrated with an interactive CNC. The Company also holds a non-exclusive license covering features of the automatic tool changer offered with certain of its CNC machining centers. In September 1995, the Company was awarded a new patent on an object-oriented methodology (open architecture) for CNC software.

Since October 1995, IMS has initiated a number of infringement actions against enterprises that it believes are employing or practicing machining methods covered by one of the Interactive Machining Patents. These enterprises include end users of interactive CNCs, machine tool builders employing interactive CNCs within their products and CNC manufacturers whose control designs permit use of interactive methods when coupled to machine tools (CNC Users). See Item 3. Legal Proceedings.

IMS is actively pursuing a program to license the use of the Interactive Machining Patents. During fiscal 1997 and 1996, IMS entered into agreements with 15 CNC Users under which IMS has granted a non-exclusive license to practice methods covered by the Interactive Machining Patents in exchange for lump-sum payments or fixed payments through fiscal 2001. The Company recorded license fee income of $9.1 million and $590,000, net of legal fees and expenses, in fiscal 1997 and 1996, respectively. Subject to the continuing validity of the U.S. Interactive Machining Patent, certain of the existing license agreements at October 31, 1997 are expected to result in additional license fee income, net of legal fees and expenses, of approximately $1.2 million through 2001. In addition, IMS has received a royalty-free non-exclusive license (with a right of sublicense to the Company) under six patents owned by two of the licensees.

From November 1, 1997 through January 20, 1998, IMS has entered into a number of additional license agreements, including agreements with four CNC Users which were defendants in the infringement actions. These agreements provide for cash payments, substantially all of which is to be received in fiscal 1998. These payments are expected to increase income by approximately $1.4 million, net of legal fees and expenses, in the first quarter of fiscal 1998. In addition, one of the agreements is with a supplier to the Company and provides for discounts on future purchases of product by the Company through December 31, 2001. This agreement, with respect to product discounts, is expected to reduce the cost of such future purchases by approximately $600,000.

Although settlements have been reached with a number of the defendants in the on-going IMS patent infringement litigation which have resulted in license agreements with IMS, the remaining defendants are continuing to contest the IMS claims. IMS is continuing to pursue the litigation and is also engaged in licensing discussions with other CNC Users that are not parties to the litigation. There can be no assurance that IMS will enter into license agreements with any of the remaining defendants, or any other CNC Users, or that the terms of any future license agreements will be similar to those previously entered into.

Research and Development

Research and development expenditures for new products and significant product improvements were $1.9 million, $1.7 million and $1.4 million in fiscal 1997, 1996, and 1995, respectively. In addition, the Company capitalized expenditures of $1.6 million in 1997, $1.3 million in 1996 and $1.2 million in 1995 related to software development projects.

Employees

The Company had 326 employees at the end of fiscal 1997, none of whom is covered by a collective-bargaining agreement or represented by a union. The Company has experienced no employee-generated work stoppages or disruptions and considers its employee relations to be satisfactory.

(d)      Financial Information About Foreign and Domestic Operations and Export
Sales

The following represents a breakdown of Company sales to the indicated geographic regions for the past three fiscal years (in thousands):
                                              1997          1996          1995
                                            -------       -------       -------

North America.............................  $46,915       $50,398       $49,005
Europe....................................   45,725        44,014        35,434
Asia and other*...........................    3,089         4,939         5,193
                                          ---------     ---------     ---------
Total....................................$   95,729       $99,351       $89,632
                                         ==========       =======       =======

         * Sales to Asia, including exports in fiscal 1997 constituted only $2.2 million, or 2.3% of total sales.

Export sales from the United States were $5.3 million in fiscal 1997, $5.8 million in fiscal 1996 and $6.4 million in fiscal 1995.

Information regarding Total Sales, Operating Income and Identifiable Assets by geographical area is shown in Note 16 to the Consolidated Financial Statements.

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
                                              customer service
---------------------

       (1) Approximately 65,000 square feet is available for lease in fiscal 1998. (2) Approximately 24,000 square feet have been sublet to a subtenant since November 1995.

The Company owns the Indianapolis facility and leases the other facilities. The leases have terms expiring at various dates ranging from March 1999 to February 2004. The Company believes that all of its facilities are well maintained and are adequate for its needs now and in the foreseeable future. The Company does not believe that it would experience any difficulty in replacing any of the present facilities if any of its current leases were not renewed at expiration.

Item 3.  LEGAL PROCEEDINGS

On October 10, 1995, the Company's wholly-owned subsidiary, IMS Technology, Inc.
(IMS), commenced an action in the United States District Court for the Northern District of Illinois against a group of end-users of interactive CNCs, machine tool manufacturers who incorporate interactive CNCs in their products and manufacturers of CNCs (CNC Users) designed to permit use of interactive methods when coupled to machine tools. IMS alleged that the defendants infringed the IMS United States interactive machining patent (the Patent) and is seeking monetary damages and an injunction against future infringement. IMS has subsequently entered into settlements with a number of the defendants and has dismissed all claims against them. The defendants who have not settled are: Okuma Machinery Works, Ltd.; Okuma American Corporation; Ellison Machinery Company of the Midwest, Inc.; and Apollo Machine & Manufacturing Company, Inc.

On January 11, 1996, IMS commenced an action in the United States District Court for the Eastern District of Virginia (which was subsequently transferred to the United States District Court for the Northern District of Illinois) against two CNC Users with whom IMS has subsequently entered into settlements. On January 29, 1996, Mitsubishi Electric Corporation (Mitsubishi) was added to the action. This action alleges infringement of the Patent and seeks monetary damages and an injunction against future infringement.

IMS and the Company are defendants in an action pending in the United States District Court for the Northern District of Illinois that was commenced January 29, 1996 by Mitsubishi and Mitsubishi Electric Industrial Controls. This action seeks to have the Patent declared invalid. In September 1997, the court dismissed Mitsubishi's claims that IMS and the Company had misused the Patent and violated federal antitrust actions. Other claims that remain at issue are whether IMS and the Company disparaged Mitsubishi's goods and business, made false statements concerning the Patent, interfered with Mitsubishi's business and violated state consumer fraud statutes. The complaint seeks unspecified damages and injunctive relief. In a counter-claim, IMS alleges that the plaintiffs have infringed the Patent.

The three actions described above are being coordinated under local court rules. Discovery is currently in process.

On July 3, 1997, IMS commenced an action in the United States District Court of Virginia against a number of CNC Users alleging infringement of the Patent. This action seeks monetary damages and an injunction against future infringement. IMS has subsequently entered into settlements with a number of the defendants and has dismissed all claims against them. The only defendant who has not settled is Haas Automation, Inc.

On September 29, 1997, IMS commenced an action in the United States District Court for the Eastern District of Virginia against a number of CNC Users alleging infringement of the Patent. This action sought monetary damages and an injunction against future infringement. All of the defendants in this action have settled with the Company.

Although IMS believes that the Patent is valid and its claims of patent infringement have substantial merit, it is unable to predict the outcome of any of these actions.

In addition, the Company is involved in various other claims and lawsuits arising in the normal course of business. None of these claims, in the opinion of management, is expected to have a material adverse effect on its consolidated financial position or results of operations.


Item. 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                                      PART II



Item 5.    MARKET FOR THE REGISTRANT'S EQUITY AND RELATED
           STOCKHOLDER MATTERS

The Company's Common Stock is traded on the National Market tier of the NASDAQ Stock Market under the symbol "HURC". The following table sets forth the high and low sales prices of the shares of Common Stock for the periods indicated, as reported by the Stock Market.

                                  1997                            1996
                          ---------------------            --------------------
Fiscal Quarter Ended:..... High          Low                High          Low
--------------------      ---------------------            --------------------
January 31...............$ 6-1/4      $ 4-1/2             $ 7-1/4      $ 4-1/4
April 30.................  6-1/4        4-3/4               4-5/8        3-1/4
July 31..................  6-3/16       5-1/4               7            4-1/8
October 31...............  9-7/16       5-3/4               6-1/2        4-1/2


The Company does not currently pay dividends on its Common Stock and intends to retain earnings for working capital, capital expenditures and debt reduction.

The Company had approximately 556 holders of record of its Common Stock as of January 12, 1998.

During the period covered by this report, the Company did not sell any equity securities that were not registered under the Securities Act of 1933, as amended.

Item 6.  SELECTED FINANCIAL DATA

The Selected Financial Data presented below have been derived from the Consolidated Financial Statements of the Company for the years indicated and should be read in conjunction with the Consolidated Financial Statements and related notes set forth elsewhere herein.




                                           Year Ended October 31,
                                    1997      1996      1995      1994     1993
                                 -----------------------------------------------
Statement of Operations Data:   (Dollars in thousands, except per share amounts)

 Sales and service fees......... $95,729   $99,351   $89,632   $72,628  $72,230

 Gross profit................... $27,773   $28,421   $23,470   $15,565  $11,079

 Selling, general and adminis-
   tration expenses..............$21,047   $21,343   $19,002   $18,129  $22,652

 Restructuring charge............$    --   $    --   $    --   $    --  $ 6,750

 Operating income (loss).........$ 6,726   $ 7,078   $ 4,468   $(2,564)$(18,323)

 Interest expense................$ 1,938   $ 3,211   $ 4,250   $ 3,301  $ 2,828

 Net income (loss)...............$13,804   $ 4,264   $   204   $(5,791)$(21,144)

 Earnings (loss)
   per common share-primary......$  2.06   $   .72   $   .04   $ (1.07) $ (3.89)

 Weighted average common
   shares outstanding-primary......6,704     5,907     5,536     5,407    5,438


                                                As of October 31,
                                 1997       1996       1995       1994     1993
                                ------------------------------------------------
Balance Sheet Data:                           (Dollars in thousands)

   Current assets.............$42,222     $44,108   $46,356    $43,096   $49,314

   Current liabilities........$19,370     $23,336   $26,479    $16,985   $16,312

   Working capital ...........$22,852     $20,772   $19,877    $26,111   $33,002

   Current ratio..............    2.2         1.9       1.8        2.5       3.0

   Total assets...............$58,748     $59,750   $61,421    $59,558   $67,287

   Long-term obligations......$9,602     $ 20,273   $27,459    $35,245   $37,888

   Total debt.................$10,043     $22,110   $33,599    $34,813   $37,540

   Shareholders' equity.......$29,776     $16,141   $ 7,483    $ 7,328   $13,087

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Selected Financial Data and the Consolidated Financial Statements and Notes thereto appearing elsewhere herein. Certain statements made in this report may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company or the machine tool industry to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, (i) changes in general economic and business conditions that affect demand for CNC control systems, machine tools and software products, (ii) changes in manufacturing markets, (iii) innovations by competitors, (iv) quality and delivery performance by the Company's contract manufacturers and (v) governmental actions and initiatives.

Results of Operations

The following table presents, for the fiscal years indicated, selected items from the Consolidated Statements of Operations expressed as a percentage of worldwide revenues and the year-to-year percentage changes in the dollar amounts of those items.

                              Percentage of Revenues       Year-to-Year % Change
                                             Increase (Decrease)
                             1997     1996      1995       97 vs. 96   96 vs. 95
                             ----    -----     -----       ---------   ---------

Sales and service fees......100.0%   100.0%    100.0%         (3.6%)      10.8%
Gross profit................ 29.0%    28.6%     26.2%         (2.3%)      21.0%
Selling, general and
  administrative expenses... 22.0%    21.5%     21.2%         (1.4%)      12.4%
Operating income............  7.0%     7.1%      5.0%         (5.0%)      58.4%
Interest expense............  2.0%     3.2%      4.8%        (39.6%)     (24.4%)
Net income.................. 14.4%     4.3%       .2%        223.7%    1,990.2%


Fiscal 1997 Compared With Fiscal 1996

Sales and service fees in fiscal 1997 decreased $3.6 million, or 3.6%, compared with fiscal 1996. Of the total decrease, $2.6 million reflected the net effects of translating foreign currency revenues into U.S. dollars for financial reporting purposes.

Sales of CNC-operated machine tools, which totaled $61.7 million in fiscal 1997, were 5.9% below the $65.5 million recorded during fiscal 1996. The decrease occurred in the U.S. market, with a decline of $2.4 million, or 8.9%, as well as in S. E. Asia, where the decline of $1.9 million, or 69.9%, was most pronounced and reflected the economic turmoil in that region. Sales of CNC-operated machine tools in Europe increased $523,000, or 1.5%, in spite of the adverse impact of foreign currency translation. In comparing the fiscal 1997 and 1996 results, it also should be recognized that the first half of fiscal 1996 was marked by an unusually high level of shipments, as the increasing availability of products from the Company's contract manufacturers permitted an accelerated reduction of the higher than normal backlog that existed at the end of fiscal 1995. Sales of CNC systems and software (which do not include systems that are sold as an integral part of a machine tool) increased during fiscal 1997 by $974,000, or 5.5%, primarily due to increased shipments of Autobend(R) control products in response to improved worldwide market demand. Sales of service parts and service fees decreased by $757,000, or 4.7%, compared to fiscal 1996, which is attributable to improvements in recent years in the quality of the Company's products along with a transfer to the Company's distributors in the United States of responsibility for certain servicing activities. International sales, including exports from the United States, increased to approximately 51% of consolidated sales for fiscal 1997 compared to 49% for fiscal 1996.

Worldwide new order bookings during fiscal 1997 were $94.8 million, an increase of 1.8% from the $93.1 million reported for fiscal 1996, in spite of the unfavorable effect of weaker foreign currencies. New order bookings would have been $97.4 million, an increase of 4.6% measured at average fiscal 1996 exchange rates (constant U.S.
dollars).

New orders for CNC-operated machine tools increased 7.5% in units and 11.1% in constant U.S. dollars. Domestic U.S. machine tool orders increased 9.3% in units and 16.1% in dollars which was attributable primarily to demand for the Company's proprietary-designed 40 inch axis machining center models introduced in late fiscal 1996. Machine tool orders in Europe increased 15.3% in units and 14.3% in constant U.S. dollars, also due in large part to demand for the new 40 inch axis models. These increases were partially offset by a decline in machine tool orders in South East Asia of $1.9 million, or 69.9%, to less than $1.0 million in fiscal 1997. The Company does not expect market conditions in South East Asia to improve in the near future.

New orders for CNC systems and software, exclusive of CNC systems and software sold as an integrated component of machine tools, declined $1.3 million, or 7.1%, due primarily to reduced orders for the Delta series controls from OEM customers. In fiscal 1998, the Company plans to expand its product strategy to include marketing 2-axis and 3-axis, OEM-sourced milling and turning machines featuring fully-integrated Delta CNC systems. These machine systems will be sold under the DynaPath(TM) name through the Company's subsidiary, Autocon Technologies, Inc.

Backlog at October 31, 1997 was $7.4 million compared to $9.0 million at October 31, 1996.

Gross profit percentage, as a percentage of sales, increased to 29.0% in fiscal 1997, compared to 28.6% for fiscal 1996 net currency translation effects. The improvement in margin is attributable to the combined effects of an increased percentage of higher-margin European shipments in the total sales mix and increased domestic and European shipments of higher-margin products introduced in the latter part of fiscal 1996.

Selling, general and administrative (SG&A) expense in fiscal 1997 decreased by approximately $300,000, or 1.4%, from fiscal 1996 and is primarily the result of translating operating expenses of foreign subsidiaries into U.S.
dollars for financial reporting purposes.

Interest expense for fiscal 1997 decreased approximately $1.3 million, or 39.6%, from the amount reported for the corresponding period in fiscal 1996, primarily due to a $12.1 million reduction in outstanding borrowings and the payment during fiscal 1996 of $240,000 of nonrecurring fees to the Company's lenders.

License fee income, net for fiscal 1997, represented approximately 68.1% of income before taxes compared to 13.5% in fiscal 1996 and was attributable almost entirely to 13 agreements entered into during the year by the Company's wholly-owned subsidiary, IMS Technology, Inc. (IMS), pursuant to which IMS granted fully paid-up licenses of its interactive CNC patents in exchange for cash payments by the licensees, substantially all of which was received concurrently with the license grants. Further, under a license agreement with a principal supplier to the Company, approximately $500,000 is expected to be received in future periods in the form of discounts on purchases by the Company, which will be reflected as a reduction of the cost of such purchases. As of October 31, 1997, additional license fees of approximately $1.2 million, net of legal fees and expenses, related to future payments under completed license agreements have been deferred and are expected to be recognized in income over the four-year remaining life of the licensed patent.

From November 1, 1997 through January 20, 1998, IMS has entered into a number of additional license agreements, including agreements with four CNC Users which were defendants in the infringement actions brought by IMS concerning the U.S. IMS interactive machining patent (the Patent). These agreements provide for cash payments, substantially all of which is to be received in fiscal 1998. These payments are expected to increase income by approximately $1.4 million, net of legal fees and expenses, in the first quarter of fiscal 1998. In addition, one of the agreements is with a supplier to the Company and provides for discounts on future purchases of product by the Company through December 31, 2001. This agreement, with respect to product discounts, is expected to reduce the cost of such future purchases by approximately $600,000.

Excluding those CNC Users that are defendants in the patent infringement actions, there are a limited number of remaining CNC Users that IMS has identified as potential licensees for the Patent. Accordingly, management believes it is unlikely that future license fee income from such other potential licensees would equal that recorded in fiscal 1997.

For further information, refer to Note 10 to the Consolidated Financial Statements.

The provision for income taxes is almost entirely the result of foreign withholding taxes related to license payments received during the fiscal year. The income tax liability incurred in the United States and certain other jurisdictions was offset by the reversal of valuation allowance reserves against the Company's net operating loss carryforwards. Net operating loss carryforwards available to offset pre-tax income in future periods are set forth in Note 6 to the Consolidated Financial Statements.

Primarily as a result of the substantial licensing fee income received during the period, net income for fiscal 1997 increased by approximately $9.5 million compared to fiscal 1996. The increase also reflected the benefits of improved margins and the substantial reduction in interest expense.

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

International sales, including export sales, increased to approximately 49% of total consolidated sales for fiscal 1996 compared to 45% for fiscal 1995.

Worldwide new order bookings for fiscal 1996 were $93.1 million, a decrease of $5.8 million, or 5.9%, from fiscal 1995. While international orders increased $2.7 million, or 6.8%, in spite of lower foreign currency translation rates, domestic orders declined $8.5 million, or 14.5%. The decline in domestic bookings was due almost entirely due to the fact that domestic machine tool bookings during the first half of fiscal 1995 reflected unusually high demand for the just introduced Advantage series machine tool line fueled, in part, by distributor anticipation of limited product availability. The increasing availability of Advantage series products for shipment in the second half of fiscal 1995 and first half of fiscal 1996 enabled the Company to assure its domestic customers shorter delivery times, which, along with somewhat slower machine tool demand, contributed to a decline in the order rates. Domestic order bookings in the second half of fiscal 1996 approximated that of the comparable period in fiscal 1995 due in part to the introduction of new machine tool products in September 1996. Consolidated backlog at October 31, 1996 was $9.0 million compared to $15.3 million at October 31, 1995, reflecting increased availability of products for shipment.

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

Selling, general and administrative (SG&A) expenses in fiscal 1996 increased $2.3 million, or 12.4%, over fiscal 1995 net of unfavorable currency translation effects. The increase reflects a $500,000 increase in product development expenses, expenditures related to the bi-annual International Manufacturing Technology Show (IMTS) and increased selling expenses associated with increased unit volume.

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

Year 2000 Issue

The Company has assessed and continues to assess the impact of the Year 2000 Issue on its reporting systems and operations. The Year 2000 Issue exists because many computer systems and applications currently use two digit field codes to designate a year. As the century date occurs, date sensitive systems will recognize the year 2000 as 1900 or not at all. An inability to recognize or properly treat the year 2000 could cause the Company's systems or those of the Company's suppliers to process critical financial and operational information incorrectly. The Company is not aware of any Year 2000 Issue that would have a material adverse effect on its operations.

Foreign Currency Risk Management

The Company manages its foreign currency exposure through the use of foreign currency forward exchange contracts. The Company does not speculate in the financial markets and, therefore, does not enter into these contracts for trading purposes. The Company also moderates its currency risk related to significant purchase commitments with certain foreign vendors through price adjustment agreements that provide for a sharing of, or otherwise limit, the risk of currency fluctuations on the costs of purchased products. The results of these programs achieved management's objectives in fiscal 1997 and fiscal 1996. See Note 1 to the Condensed Consolidated Financial Statements.


Liquidity and Capital Resources

At October 31, 1997, the Company had cash and cash equivalents of $3.4 million compared to $1.9 million at October 31, 1996. Cash provided by operations totaled $16.0 million in fiscal 1997, compared to $8.5 million in fiscal 1996. Cash flow from operations in fiscal 1997 was enhanced by receipts of approximately $9.1 million of license fees, net of legal fees and taxes received during fiscal 1997, compared to $590,000 in fiscal 1996.

Working capital was $22.9 million at October 31, 1997, compared to $20.8 million at October 31, 1996. The working capital increase is attributable to an increase of cash of $1.5 million along with a $1.2 million reduction in the current portion of long-term debt. Accounts receivable decreased $1.0 million as a result of the decrease in sales and improved collection efforts. Inventory declined $2.1 million, primarily in purchased parts inventory and is attributed to the Company's contract manufacturing program. The favorable impact on working capital resulting from the reduction in inventory and accounts receivable was almost entirely offset by decreases in accounts payable and accruals. The ratio of current assets to current liabilities was 2.2 to 1 at October 31, 1997 compared to 1.9 to 1 at October 31, 1996.

Capital investments for fiscal 1997 consisted principally of expenditures for property, equipment and software development projects. Other investments included $190,000 in the second fiscal quarter with respect to Hurco Automation, Ltd. (HAL). As of October 31, 1997, the Company has a commitment to invest an additional amount of approximately $370,000 in HAL through fiscal 1999. The Company's investment activities were funded through cash flow from operations.

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

     b)  Senior Notes

         At October 31, 1997, the Company had outstanding approximately $7.1 million of unsecured Senior Notes, bearing an interest rate of 10.37%, of which approximately $1.8 million is due on December 1, 1997 and the balance is due in equal annual installments through 2000.

         Effective September 8, 1997, the agreement governing the Senior Notes was amended and restated on an unsecured basis. In connection therewith, the interest rate on the Senior Notes was reduced to 10.37% from 10.87% and the financial covenants were amended to conform to those contained in the Company's amended and restated bank credit agreement.

Outstanding borrowings under the Company's bank credit facilities and Senior Notes were reduced by $12.1 million during fiscal 1997, primarily as a result of repayments made with cash flow from operations, including license fees.
Management believes that cash flow from operations and borrowings under its credit facilities will be sufficient to meet the Company's working capital needs for the foreseeable future.

The Company was in compliance with all loan covenants at October 31, 1997.

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                                     Report of Independent Public Accountants

To the Shareholders and
Board of Directors of
Hurco Companies, Inc.

We have audited the accompanying consolidated balance sheets of Hurco Companies, Inc. (an Indiana corporation) and subsidiaries as of October 31, 1997 and 1996, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the three years in the period ended October 31, 1997. These financial statements and schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hurco Companies, Inc. and subsidiaries as of October 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended October 31, 1997, in conformity with generally accepted accounting principles.

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






                                                 ARTHUR ANDERSEN LLP


Indianapolis, Indiana
December 5, 1997.

                                                  HURCO COMPANIES, INC.
                                          CONSOLIDATED STATEMENTS OF OPERATIONS


                                             Year Ended October 31,
                                      1997              1996             1995
                                (Dollars in thousands, except per share amounts)


Sales and service fees..........  $ 95,729         $  99,351         $ 89,632

Cost of sales and service ......    67,956            70,930           66,162
                                    ------            ------           ------

     Gross profit...............    27,773            28,421           23,470

Selling, general and
administrative expenses.........    21,047            21,343           19,002
                                    ------            ------           ------

     Operating income ..........     6,726             7,078            4,468

License fee income, net (Note 14)   10,095               590               --

Interest expense................     1,938             3,211            4,250

Other income (expense), net.....       (51)              (99)             (14)
                                    -------         ---------        --------

     Income before income taxes.    14,832             4,358              204

Provision for income taxes (Note 6)  1,028                94               --
                                   -------         ---------         --------

Net income ....................    $13,804          $  4,264         $    204
                                  ========         =========         ========


Earnings per common
share - primary................   $   2.06         $     .72         $    .04
                                  ========         =========         ========


Weighted average common shares
outstanding - primary..........      6,704             5,907            5,536
                                  ========         =========         ========

Earnings per common share -
fully diluted..................   $   2.04         $     .72         $    .04
                                  ========         =========         ========

Weighted average common shares
outstanding -fully diluted......     6,776             5,907            5,582
                                  ========         =========         ========



                      The accompanying notes are an integral part of the Consolidated Financial Statements.

                                            HURCO COMPANIES, INC.
                                        CONSOLIDATED BALANCE SHEETS

ASSETS
                                                        As of October 31,
                                                       1997           1996
Current assets:                 (Dollars in thousands, except per share amounts)
   Cash and cash equivalents..................... $   3,371      $   1,877
   Accounts receivable, less
   allowance for doubtful accounts
    of $757 in 1997 and $785 in 1996.............    15,687         17,162
   Inventories ..................................    21,752         24,215
   Other.........................................     1,412            854
                                                    -------        -------
     Total current assets........................    42,222         44,108
                                                     ------         ------

Long-term license fee
receivables (Note 14)............................     1,178          1,040
                                                    -------       --------

Property and equipment:
   Land..........................................       761            761
   Building......................................     7,067          7,095
   Machinery and equipment.......................    11,463         12,662
   Leasehold improvements........................     1,121          1,002
                                                    -------       --------
                                                     20,412         21,520
   Less accumulated depreciation
   and amortization of...........................   (11,218)       (11,714)
                                                     ------         ------
                                                      9,194          9,806
                                                    -------         ------

Software development costs,
less accumulated amortization
of $4,692 in 1997 and $3,752
in 1996..........................................     4,447          3,792
Other assets.....................................     1,707          1,004
                                                    -------       --------
                                                  $  58,748      $  59,750
                                                     ======         ======

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable.............................. $   7,448      $   9,715
   Accounts payable-related parties..............     1,798          1,692
   Accrued expenses..............................     6,886          7,454
   Accrued warranty expenses.....................     1,452          1,425
   Current portion of long-term debt.............     1,786          3,050
                                                    -------        -------
     Total current liabilities...................    19,370         23,336
                                                     ------         ------

Non-current liabilities:
   Long-term debt ...............................     8,257         19,060
   Deferred credits and other ...................     1,345          1,213
                                                    -------       --------
                                                      9,602         20,273

Commitments and contingencies
  (Notes 10, 11 and 13)

Shareholders' equity:
   Preferred stock: no par value per
   share; 1,000,000 shares
   authorized; no shares issued..................        --             --
   Common stock: no par value; $.10
   stated value per share; 12,500,000
   shares authorized; 6,544,831 and
   6,531,871 shares issued and
     outstanding in 1997 and 1996, respectively..       654            653
   Additional paid-in capital....................    50,349         50,312
   Accumulated deficit...........................   (16,404)       (30,208)
   Foreign currency translation adjustment.......    (4,823)        (4,616)
                                                    -------        -------
     Total shareholders' equity..................    29,776         16,141
                                                     ------        -------
                                                  $  58,748      $  59,750
                                                     ======         ======

         The accompanying notes are an integral part of the Consolidated Financial Statements.

                                          HURCO COMPANIES, INC.
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                       Year Ended October 31,
                                                 1997         1996          1995
                                                 ----         ----          ----
Cash flows from operating activities:                (Dollars in thousands)
   Net income ...........................    $ 13,804     $  4,264     $     204
   Adjustments to reconcile net income to
   net cash provided by operating activities:
     Depreciation and amortization.......       2,078        2,677         2,861
     Unrealized (gain) loss on foreign
     currency transactions...............        294          267           (59)
     Change in asset/liabilities
      (Increase) decrease in accounts
       receivable........................      1,043          356        (3,148)
      Decrease in inventories............      2,107          959         1,004
      Increase (decrease) in accounts payable (2,096)         856         2,118
      Increase (decrease) in accrued expenses   (681)        (534)          902
      Other..............................       (525)        (346)         (156)
                                              -------       ------        ------
         Net cash provided by operating
         activities......................     16,024        8,499         3,726
                                             -------        -----         -----

Cash flows from investing activities:
   Proceeds from sale of equipment.......        126           34            99
   Purchase of property and equipment....       (640)        (561)         (551)
   Software development costs............     (1,595)      (1,318)       (1,066)
   Other ................................       (418)        (181)           86
                                           ---------       ------       -------
         Net cash (used for) investing
         activities......................     (2,527)      (2,026)       (1,432)
                                             -------        -----         -----

Cash flows from financing activities:
   Advances on bank credit facilities.....    30,173       49,985        68,625
   Repayments of bank credit facilities...   (39,154)     (55,088)      (69,997)
   Repayments of term loan................    (3,036)      (6,342)           --
   Proceeds from exercise of common stock
    options..........................             38           47            29
   Proceeds from stock rights offering, net       --        4,802            --
                                             -------       ------      --------
         Net cash (used for) financing
         activities.......................   (11,979)      (6,516)       (1,343)
                                             -------        -----         -----

Effect of exchange rate changes on cash...       (24)        (152)           20
                                             -------     --------         -----
         Net increase (decrease) in cash..     1,494         (195)          971

Cash and cash equivalents at beginning
        of year...........................     1,877        2,072         1,101
                                             -------        -----         -----

Cash and cash equivalents at end of year..    $3,371  $    1,877   $       2,072
                                               =====       =====           =====

Supplemental disclosures:
   Cash paid for:
      Interest............................  $  1,828     $  2,759     $   3,656
      Income taxes........................  $  1,234           --            --



          The accompanying notes are an integral part of the Consolidated Financial Statements.

                                          HURCO COMPANIES, INC.
                     CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY




                                                                        Foreign
                                 Common Stock   Additional             Currency
                            Shares Issued        Paid-In Accumulated Translation
                            & Outstanding Amount Capital  Deficit     Adjustment
                                                (Dollars in thousands)
Balances, October 31, 1994.....5,413,682   $541 $ 45,546   $(34,676)   $(4,083)


Net income.....................      --      --      --    $    204         --
Translation of foreign currency
financial statements...........      --      --      --          --        (78)
Exercise of common stock options  11,620      2       27         --         --
                              ---------- ------ --------   --------  ----------

Balances, October 31, 1995.....5,425,302  $ 543  $45,573   $(34,472)   $(4,161)


Net income.....................      --      --      --    $   4,264        --
Stock Rights Offering..........1,085,389    108    4,694         --         --
Translation of foreign currency
financial statements...........      --      --      --          --       (455)
Exercise of common stock options..21,180      2       45         --         --
                              ----------  -----  -------    --------    ------

Balances, October 31, 1996.....6,531,871 $  653 $ 50,312   $ (30,208)  $(4,616)
                              ==========  =====  =======    ========    ======


Net income.....................       --     --       --     $13,804        --
Translation of foreign currency
financial statements...........       --     --       --         --       (207)
Exercise of common stock options  12,960      1       37         --         --
                              ------------------------------------------------

Balances, October 31, 1997.... 6,544,831  $ 654  $50,349    $(16,404)  $(4,823)
                               =========   ====   ======     =======    ======



              The accompanying notes are an integral part of the Consolidated Financial Statements.

                                                 HURCO COMPANIES, INC.
                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation. The consolidated financial statements include the accounts of Hurco Companies, Inc. (an Indiana corporation) and its wholly-owned and controlled subsidiaries (the Company). A 24% ownership interest in an affiliate recorded using the equity method and a 15% ownership interest in an affiliate recorded at cost are included in Other Assets on the accompanying Consolidated Balance Sheets. Intercompany accounts and transactions have been eliminated.

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

Hedging. The Company enters into foreign currency forward exchange contracts to hedge certain firm intercompany sale commitments denominated in foreign currencies (primarily pound sterling and German marks) for which the Company has firm purchase commitments. The purpose of these instruments is to protect the Company from the risk that the U.S. dollar net cash inflows resulting from the sales denominated in foreign currencies will be adversely affected by changes in exchange rates. Gains and losses on these hedge contracts are deferred and recognized as an adjustment to the related sales transactions.

The Company enters into foreign currency forward exchange contracts periodically to provide a hedge against the effect of foreign currency fluctuations on receivables denominated in foreign currencies. Gains and losses related to contracts designated as hedges of receivables denominated in foreign currencies are accrued as exchange rates change and are recognized as "Other income (expense), net" in the Consolidated Statements of Operations. Gains and losses related to contracts designated as hedges of net investments in foreign subsidiaries are accrued as exchange rates change and are recognized in the "Foreign currency translation adjustment" portion of shareholders' equity on the Consolidated Balance Sheets.

The U.S. dollar equivalent notional amount of outstanding foreign currency forward exchange contracts was approximately $19.0 million as of October 31, 1997 ($17.8 related to firm intercompany sales commitments) and $12.6 million as of October 31, 1996 ($10.1 million related to firm intercompany sales commitments). Deferred losses related to hedges of future sales transactions were approximately $408,000 and $61,000 as of October 31, 1997 and 1996, respectively. Contracts outstanding at October 31, 1997, mature at various times through July 21, 1998. All contracts are for the sale of currency. The Company does not enter into these contracts for trading purposes.

Inventories. Inventories are stated at the lower of cost or market, with cost determined using the first-in, first-out method.

                                        HURCO COMPANIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


Property and Equipment. Property and equipment are carried at cost. Depreciation and amortization of assets are provided primarily under the straight-line method over the shorter of the estimated useful lives or the lease terms as follows:
                                                           Number of Years
                  Building                                        40
                  Machines                                        10
                  Shop and office equipment                        5
                  Leasehold improvements                           5

Revenue Recognition. Sales of products and services are recorded when products are shipped or services are performed. Revenue from maintenance contracts is deferred and recognized in earnings on a pro rata basis over the period of the agreement. Revenue related to software products is recognized when shipped in conformity with American Institute of Certified Accountants' Statement of Position 97-2 Software Revenue Recognition.

License Fee Income, Net. From time to time, the Company's wholly-owned subsidiary, IMS Technology, Inc. ("IMS") enters into agreements for the licensing of its interactive computer numerical control (CNC) patents. License fees received or receivable under a fully paid-up license, for which there are no future performance requirements or contingencies, are recognized in income, net of legal fees and expenses, if any, at the time the license agreement is executed. License fees received in periodic installments that are contingent upon the continuing validity of a licensed patent are recognized in income, net of legal fees and expenses, if any, over the life of the licensed patent.

Product Warranty. Expected future product warranty expense is recorded when the product is sold.


Research and Development Costs. The costs associated with research and development programs for new products and significant product improvements are expensed as incurred and included in selling, general and administrative expenses. Expenditures and related third-party reimbursements for the last three years were (in thousands):

                                                       Year Ended October 31,

                                                 1997         1996         1995
                                                 ----         ----         ----
Research and development expenditures.......$   1,870      $ 1,689     $  1,362
Less: amounts reimbursed by third parties...       --           58          354
                                             --------       ------       ------
     Net research and development expenses..$   1,870      $1,631      $  1,008
                                             ========       =====       =======

Costs incurred to develop computer software products and significant enhancements to software features of existing products to be sold or otherwise marketed are capitalized, after technological feasibility is established, and are amortized to Cost of Sales on a straight-line basis over the estimated product life of the related software which ranges from three to five years. The Company capitalized $1.6 million in 1997, $1.3 million in 1996 and $1.2 million in 1995 related to software development projects. Amortization expense was $940,000, $1.0 million and $864,000, respectively, for the three years ended October 31, 1997.

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

                                                 HURCO COMPANIES, INC.
                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

The end market for the Company's products consists primarily of precision tool, die and mold manufacturers, independent job shops and specialized short-run production applications within large manufacturing operations. Industries served include: aerospace, defense, medical equipment, energy, transportation and computer industries. The Company's products are sold through over 250 independent agents and distributors in 46 countries throughout North America, Europe and Asia. The Company also maintains direct sales operations in the United States, England, France, Germany and Singapore.

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

Reliance on Contract Manufacturers. The Company contracts principally with three machine tool builders located in Taiwan for the manufacture and assembly of CNC machine tool systems, based on the Company's designs and specifications, utilizing CNC systems provided by the Company. During 1997, the Company entered into a contract manufacturing agreement with a European machine tool builder to manufacture machine tools for the European subsidiaries. Any interruption from these sources would restrict the availability of the Company's machine tools, which would affect operating results adversely.


3. INVENTORIES

Inventories as of October 31, 1997 and 1996 are summarized below (in thousands):

                                                     1997           1996
                                                 ----------     ----------
Purchased parts and sub-assemblies............ $    9,749     $   12,354
Work-in-process...............................      1,578          1,942
Finished goods................................     10,425          9,919
                                                 ---------      ---------
                                               $   21,752     $   24,215
                                                =========      =========

                                                 HURCO COMPANIES, INC.
                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


4.  DEBT AGREEMENTS


Long-term debt as of October 31, 1997 and 1996, consisted of (in thousands):
                                                          1997           1996
                                                       --------       --------
         Bank revolving credit facilities...........$    1,900     $   10,931
         Bank term loan.............................        --          1,250
         Senior Notes...............................     7,143          8,929
         Economic Development Revenue Bonds,
         Series 1990..............................       1,000          1,000
                                                       -------        -------
                                                        10,043         22,110
         Less current portion......................      1,786          3,050
                                                     ---------        -------
                                                    $    8,257     $   19,060
                                                     =========      =========

As of October 31, 1997, long-term debt was payable as follows (in thousands):

         Fiscal 1998..............................      $1,786
         Fiscal 1999..............................       1,786
         Fiscal 2000..............................       3,686
         Fiscal 2001..............................       2,785
                                                       -------
                                                       $10,043


As of October 31, 1997, the Company had unutilized credit facilities of $13.9 million available for either direct borrowings or commercial letters of credit. As of October 31, 1997 and 1996, the Company had $6.2 million and $7.7 million, respectively, of outstanding letters of credit issued to non-U.S. suppliers for inventory purchase commitments.

As of October 31, 1997, $1.0 million of the domestic bank revolving credit facility was payable at a LIBOR based rate of 6.8%, and the remaining portion of the domestic bank revolving credit facility was payable at 8.5%. As of October 31, 1996, interest was payable at 8.25% on the domestic bank revolving credit facility and bank term loan. Interest was payable on the European credit authorization at rates ranging from 6.25% to 9.5% as of October 31, 1997, and from 6.8% to 9.8% as of October 31, 1996. Interest was payable on the Senior Notes at 10.37% and 10.87% at October 31, 1997and 1996, respectively.


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

                                        HURCO COMPANIES, INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


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

     b)  Senior Notes

         At October 31, 1997, the Company had outstanding approximately $7.1 million of unsecured Senior Notes, bearing an interest rate of 10.37%, of which approximately $1.8 million is due on December 1, 1997, and the balance is due in equal annual installments through 2000.

         Effective September 8, 1997, the agreement governing the Senior Notes was amended and restated on an unsecured basis. In connection therewith, the interest rate on the Senior Notes was reduced to 10.37% from 10.87% and the financial covenants were amended to conform to those contained in the Company's amended and restated bank credit agreement.

The Economic Development Revenue Bonds are payable in five equal annual installments beginning on September 1, 2001, and are secured by a letter of credit issued in the amount of $1.1 million by the bank. The Bonds' interest rates adjust weekly and, as of October 31, 1997 and 1996, interest was accruing at a rate of 3.8%.


5. FINANCIAL INSTRUMENTS

The carrying amounts for trade receivables and payables approximate their fair values. At October 31, 1997, the carrying amounts and fair values of the Company's financial instruments, which includes bank revolving credit facilities, senior notes, and Economic Development Bonds are not materially different.

The Company also has off-balance sheet financial instruments in the form of foreign currency forward exchange contracts as described in Note 1 to the Consolidated Financial Statements. The U.S. dollar equivalent notional amount and fair value of these contracts were $19.0 million and $20.2 million, respectively, at October 31, 1997. Current market prices were used to estimate the fair value of the foreign currency forward exchange contracts.

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

                                                     HURCO COMPANIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


6.  INCOME TAXES

The provision for income taxes in fiscal 1997 includes $1.0 million of foreign withholding taxes related to certain license fee payments received in fiscal 1997. Deferred income taxes reflect the effect of temporary differences between the tax basis of assets and liabilities and the reported amounts of those assets and liabilities for financial reporting purposes. Deferred income taxes also reflect the value of net operating losses and an off-setting valuation allowance. The Company's total deferred tax assets and corresponding valuation allowance at October 31, 1997 and 1996, consisted of the following (in thousands):


                                                            October 31,
                                                          1997        1996
Tax effects of future tax
deductible items related to:
     Accrued inventory reserves ......................$    707    $    715
     Accrued warranty expenses .......................     311         370
     Other accrued expenses ..........................     858         922
                                                      --------    --------
         Total deferred tax assets ...................   1,876       2,007
                                                      --------    --------

Tax effects of future taxable differences
related to:
     Accelerated tax deduction and other
     tax over book
       deductions related to property,
       equipment and software ........................  (1,876)     (1,476)
     Other ...........................................    (575)       (575)
                                                       --------    --------
       Total deferred tax liabilities ................  (2,451)     (2,051)
                                                       --------    --------

       Net tax effects of temporary
       differences ...................................    (575)        (44)
                                                       --------    --------

Tax effects of carryforward benefits:
     U.S. federal net operating loss
       carryforwards,expiring 2008-2012 ..............   5,869       9,909
     Foreign net tax benefit carryforwards
       with various expiration years .................     941       1,862
     U.S. federal general business tax credits,
       expiring 2008-2012 ............................   1,545       1,543
     U.S. Alternative Minimum Tax Credit
     with no expiration ..............................     221        --
                                                      --------    --------
         Tax effects of carryforwards ................   8,576      13,314
                                                      --------    --------

         Tax effects of temporary differences
         and carryforwards ...........................   8,001      13,270
         Less valuation allowance ....................  (7,780)    (13,270)
                                                      --------    --------
         Net deferred tax asset ......................$    221    $   --
                                                      ========    ========

The Company's carryforwards expire at specific future dates and utilization of certain carryforwards is limited to specific amounts each year and further limitations may be imposed if an "ownership change" would occur. Realization is entirely dependent upon generating sufficient future earnings in specific tax jurisdictions prior to the expiration of the loss carryforwards. Due to the uncertain nature of their ultimate realization based upon past performance and expiration dates, the Company has established a full valuation allowance against carryforward benefits with expiration dates and is recognizing the benefits only as reassessment demonstrates they are realizable. Alternative minimum tax credits may be carried forward indefinitely and as a result, are not provided with a valuation allowance. While the need for this valuation allowance is subject to periodic review, if the allowance is reduced, the tax benefits of the carryforwards will be recorded in future operations as a reduction of the Company's income tax expense.

                                                     HURCO COMPANIES, INC.
                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


Income (loss) before income taxes (in thousands):
                                                 Year Ended October 31,
                                         1997            1996             1995
       Domestic..................... $  10,303        $  (625)      $   (1,786)
       Foreign......................     4,529          4,983            1,990
                                      --------        --------         -------
                                     $  14,832        $ 4,358       $      204
                                      ========         =========       =======


Differences between the effective
tax rate and
U.S. federal income tax rate were
(in thousands):

Tax (benefit) at U.S. Statutory
Rate..........................     $   5,191        $    1,525      $       71

Foreign Withholding Taxes..........    1,012                --              --

Effect of International operations
tax rates in excess of U.S.
statutory rates....................      342               254              --

State Income Tax (benefit).........       16                --              --

Effect of losses without a current
year tax benefit...........               --                --             625

Utilization of net operating loss
carryforwards...............          (5,533)           (1,685)           (696)
                                     -------         ---------         --------

Provision for income taxes.......  $   1,028        $       94       $      --
                                    ========         =========        =========

Foreign withholding taxes are the result of withholding taxes on certain license fee payments received during fiscal 1997. The Company's provision for income tax in fiscal 1997 and 1996 represents taxes currently payable.


7.  EMPLOYEE BENEFITS

The Company has defined contribution plans that include a majority of its employees worldwide, under which Company contributions are discretionary. The purpose of these plans is generally to provide additional financial security during retirement by providing employees with an incentive to save throughout their employment. Company contributions to the plans are based on employee contributions or compensation. These Company contributions totaled $307,000, $252,000, and $213,000 for the years ended October 31, 1997, 1996, and 1995, respectively.

During 1996, the Company initiated a non-qualified deferred compensation plan for certain executives of the Company. The purpose of this defined contribution plan is to provide executives with an additional mechanism to save throughout their employment. The Company has made only minor contributions to the deferred compensation plan during fiscal 1997 and 1996.

During 1997, the Company initiated Split-Dollar Life Insurance Agreements with certain officers of the Company. Under the terms of the agreements, the Company pays all of the premiums on behalf of the officers. The Company will be repaid the premiums from the policies' cash surrender value when the policies are terminated in accordance with the provisions of the agreements.

                                                     HURCO COMPANIES, INC.
                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


8.  STOCK OPTIONS


In March 1997, the Company adopted the 1997 Stock Option and Incentive Plan (the 1997 Plan) which allows the Company to grant awards of options to purchase shares of the Company's common stock, stock appreciation rights, restricted shares and performance shares. Under the provisions of the 1997 Plan, the maximum number of shares of common stock that my be issued is 500,000. The total number of shares of common stock which may be granted to any individual during the term of the 1997 Plan may not exceed 100,000 shares. Options granted under the 1997 Plan are excercisable for a period up to ten years after date of grant and vest in equal annual installments as specified by the Compensation Committee of the Company's Board of Directors (the Committee) as the Committee determines at the time of grant. The option price may not be less than 100% of the fair market value of a share of common stock on the date of grant. As of October 31, 1997, 5,000 shares had been granted under the 1997 Plan.

In 1990, the Company adopted the 1990 Stock Option Plan (the 1990 Plan) which allowed the Company to grant options to purchase shares of the Company's common stock and related stock appreciation rights and limited rights to officers and key employees of the Company. Under the provisions of the 1990 Plan, the maximum number of shares of common stock which may be issued under options and related rights is 500,000.There is no annual limit on the number of such shares with respect to which options and rights may be granted. Options granted under the 1990 Plan are exercisable for a period up to ten years after date of grant and vest in equal installments over a period of three to five years from the date of grant. The option price may not be less than 100% of the fair market value of a share of common stock on the date of grant and no options or rights may be granted under the 1990 Plan after April 30, 2000.


A summary of the status of the options under the 1990 and 1997 Plans as of October 31, 1997, 1996 and 1995 and the related activity for the year is as follows:

                                               Year Ended October 31,
                                      1997           1996            1995
Outstanding at beginning of year.. 431,620         380,700        354,900
     Granted......................   5,000         104,800         62,700
     Canceled.....................  (1,800)        (32,700)       (19,080)
     Expired......................      --              --         (6,200)
     Exercised.................... (12,960)        (21,180)       (11,620)
                                   -------         -------        --------
Outstanding at end of year........ 421,860         431,620        380,700
                                   =======         =======        =======

Exercisable at end of year........ 283,416         204,151        138,600
                                   =======         =======        =======

Available for future grants....... 507,814          12,814         84,914
                                  ========        ========       ========



The range of option prices per share for outstanding options and the prices at which options were exercised during 1997, 1996 and 1995 are summarized below:

                                                Year Ended October 31,
                                   1997               1996              1995
Option price...............   $2.13 - $7.50      $2.13 - $7.50       $2.13-$7.50
Exercise price.............   $2.13 - $5.13      $2.13 - $3.88       $2.13-$2.88

                                                     HURCO COMPANIES, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


As of October 31, 1997 and 1996, there were outstanding options held by certain members of the Board of Directors to purchase 75,000 shares of the Company's common stock at $5.13 per share and 25,000 shares at $7.00 per share. All were exercisable as of October 31, 1997 and 1996. The options expire at various dates between 2002 and 2006.

In October 1995, SFAS No. 123, "Stock Based Compensation," was issued. This statement requires the Company to choose between two different methods of accounting for stock options. The statement defines a fair-value-based method of accounting for stock options but allows an entity to continue to measure compensation cost for stock options using the accounting prescribed by APB Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees." Use of the APB 25 accounting method results in no compensation cost being recognized if options are granted at an exercise price at the current market value of the stock. The Company will continue to use the method prescribed under APB 25, but is required by SFAS 123 to make proforma disclosures of net income and earnings per share as if the fair value method had been applied, if material. Application of the fair value method would not have a material impact if it had been applied in the financial statements for the year ended October 31, 1997.

9.  RELATED PARTY TRANSACTIONS

The Company and Air Express International Corporation (AEI) are related parties because a common group of shareholders holds a substantial ownership interest in both companies. AEI provides freight forwarding and shipping services for the Company. The cost of these freight services are negotiated on an arms length basis and amounted to $2,554,000, $1,773,000 and $1,438,000 for the years ended October 31, 1997, 1996 and 1995, respectively. Trade payables to AEI were $30,000, $208,000 and $27,000 at October 31, 1997, 1996 and 1995, respectively.

The Company owns an approximate 15% interest in one of its Taiwanese-based suppliers. This investment is carried at cost and is included in Other Assets. Purchases of product from this supplier are negotiated on an arms length basis and totaled $8,196,000, $8,616,000 and $4,369,000 for the years ended October 31, 1997, 1996 and 1995, respectively. Trade payables to this supplier were $1,768,000, $1,484,000 and $1,519,000 at October 31, 1997, 1996 and 1995,
respectively.

Refer to Note 13 for a description of Hurco Automation, Ltd. (HAL). Transactions with HAL during fiscal 1997 were not material.

10.  LITIGATION AND CONTINGENCIES

On October 10, 1995, the Company's wholly-owned subsidiary, IMS Technology, Inc.
(IMS), commenced an action in the United States District Court for the Northern District of Illinois against a group of end-users of interactive CNCs, machine tool manufacturers who incorporate interactive CNCs in their products and manufacturers of CNCs (CNC Users) designed to permit use of interactive methods when coupled to machine tools. IMS alleged that the defendants infringed the IMS United States interactive machining patent (the Patent) and is seeking monetary damages and an injunction against future infringement. IMS has subsequently entered into settlements with a number of the defendants and has dismissed all claims against them. The defendants who have not settled are: Okuma Machinery Works, Ltd.; Okuma American Corporation; Ellison Machinery Company of the Midwest, Inc. and Apollo Machine & Manufacturing Company, Inc.

On January 11, 1996, IMS commenced an action in the United States District Court for the Eastern District of Virginia (which was subsequently transferred to the United States District Court for the Northern District of Illinois) against two CNC Users with whom IMS has subsequently entered into settlements. On January

                                                     HURCO COMPANIES, INC.
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

29, 1996, Mitsubishi Electric Corporation (Mitsubishi) was added to the action. This action alleges infringement of the Patent and seeks monetary damages and an injunction against future infringement.

IMS and the Company are defendants in an action pending in the United States District Court for the Northern District of Illinois that was commenced January 29, 1996 by Mitsubishi and Mitsubishi Electric Industrial Controls. This action seeks to have the Patent declared invalid. In September 1997, the court dismissed Mitsubishi's claims that IMS and the Company had misused the Patent and violated federal antitrust actions. Other claims that remain at issue are whether IMS and the Company disparaged Mitsubishi's goods and business, made false statements concerning the Patent, interfered with Mitsubishi's business and violated state consumer fraud statutes. The complaint seeks unspecified damages and injunctive relief. In a counter-claim, IMS alleges that the plaintiffs have infringed the Patent.

The three actions described above are being coordinated under local court rules. Discovery is currently in process.

On July 3, 1997, IMS commenced an action in the United States District Court of Virginia against a number of CNC Users alleging infringement of the Patent. This action seeks monetary damages and an injunction against future infringement. IMS has subsequently entered into settlements with a number of the defendants and has dismissed all claims against them. The only defendant in this action who has not settled is Haas Automation, Inc.

On September 29, 1997, IMS commenced an action in the United States District Court for the Eastern District of Virginia against a number of CNC Users alleging infringement of the Patent. This action sought monetary damages and an injunction against future infringement. All of the defendants in this action have settled with the Company.

Although IMS believes that the Patent is valid and its claims of patent infringement have substantial merit, it is unable to predict the outcome of any of these actions.

In addition, the Company is involved in various other claims and lawsuits arising in the normal course of business. None of these claims, in the opinion of management, is expected to have a material adverse effect on its consolidated financial position or results of operations.

11.  OPERATING LEASES

The Company leases facilities and vehicles under operating leases that expire at various dates through 2002. Future payments required under operating leases as of October 31, 1997, are summarized as follows (in thousands):

         1998.................................       $1,942
         1999.................................        1,285
         2000.................................          902
         2001.................................          696
         2002.................................          417
                                                    --------
         Total................................     $  5,242
                                                    ========

Rental payments for the years ended October 31, 1997, 1996 and 1995 was $1.9 million, $1.9 million, and $2.0 million, respectively.

                                                     HURCO COMPANIES, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


12.  RIGHTS OFFERING

On July 3, 1996, the Company issued and sold 1,085,389 shares of common stock at a price of $4.63 per share pursuant to a subscription rights offering. The net proceeds of approximately $4.8 million were used to pay $3.1 million of installments of the Company's outstanding indebtedness to its senior lenders that were due on July 31, 1996. Of the amount paid, $1.4 million consisted of an installment payment on the bank term loan bearing interest at a variable rate and $1.7 million represented an installment payment on the Company's Senior Notes. The balance of the net proceeds was used to reduce outstanding revolving credit borrowings.


13.  HURCO AUTOMATION, LTD.

In October 1996, the Company entered into an agreement with six Taiwanese investors for the purpose of forming a company, Hurco Automation, Ltd. (HAL). HAL's scope of activities includes the design, manufacture, sales and distribution of industrial automated products, software systems and related components, including CNC systems and components manufactured under contract for sale exclusively to the Company. At October 31, 1997, the Company had invested $394,000 in the HAL which results in 24% ownership. The Company has committed to invest an additional amount of approximately $370,000 in two installments through fiscal 1999 which will result in 35% ownership. The Company is also committed to purchasing a defined number of CNC systems from HAL between February 1, 1997 and July 31, 1999. The Company is accounting for the investment using the equity method. The investment of $374,000 at October 31, 1997 is included in Other Assets on the Consolidated Balance Sheet.

14.  LICENSE FEE INCOME, NET

License fee income, net for fiscal 1997 was attributable almost entirely to 13 agreements entered into during the year by the Company's wholly-owned subsidiary, IMS Technology, Inc. (IMS), pursuant to which IMS granted fully paid-up licenses of its interactive CNC patents in exchange for cash payments by the licensees, substantially all of which was received concurrently with the license grants. Further, under a license agreement with a principal supplier to the Company, approximately $500,000 is expected to be received in future periods in the form of discounts on purchases by the Company, which will be reflected as a reduction of the cost of such purchases. As of October 31, 1997, additional license fees of approximately $1.2 million, net of legal fees and expenses, related to future payments under completed license agreements have been deferred and are expected to be recognized in income over the four-year remaining life of the licensed patent.

Although settlements have been reached with a number of the defendants in the on-going IMS patent infringement litigation which have resulted in license agreements with IMS, the remaining defendants are continuing to contest the IMS claims. IMS is continuing to pursue the litigation and is also engaged in licensing discussions with other CNC Users that are not parties to the litigation. There can be no assurance that IMS will enter into license agreements with any of the remaining defendants, or any other CNC Users, or that the terms of any future license agreements will be similar to those previously entered into.

                                                     HURCO COMPANIES, INC.
                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


15.  QUARTERLY HIGHLIGHTS (Unaudited)

1997 (In thousands, except per share
 data)
                       First Quarter Second Quarter Third Quarter Fourth Quarter

Sales and service fees............ $22,278    $22,580    $24,637      $26,234

Gross profit......................   6,482      6,846      7,175        7,270

Gross profit margin percentage....    29.1%      30.3%      29.1%        27.7%

Selling, general and administrative
  expenses........                   5,046      5,216      5,352        5,433

Operating income.................    1,436      1,630      1,823        1,837

Net income ......................    1,016      6,201      2,534        4,053

Earnings per common
share - primary..................    $ .15      $ .93      $ .38        $ .60


1996 (In thousands, except per
share data)
                     First Quarter Second Quarter Third Quarter  Fourth Quarter

Sales and service fees...........$  23,224 $   26,095 $   23,039    $  26,993

Gross profit.....................    6,475      7,231      6,988        7,727

Gross profit margin percentage...     27.9%      27.7%      30.3%        28.6%

Selling, general and
administrative expenses........      5,049      5,363      5,223        5,708

Operating income...............      1,426      1,868      1,765        2,019

Net income.....................        572      1,031        957        1,704

Earnings  per common
share - primary.................    $  .10     $  .19      $ .16       $  .26

                                                     HURCO COMPANIES, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


16.  BUSINESS SEGMENT AND INTERNATIONAL OPERATIONS

The Company operates in one business segment which consists of computer numerical control (CNC) systems and software and CNC-operated machine tools for cutting and forming metals. Summarized is information regarding Total Sales, Operating Income and Identifiable Assets by geographical areas (in thousands):

                             United States Europe Asia Eliminations Consolidated
1997

Sales to unaffiliated
customers.............         $51,823    $42,910 $996  $   --         $95,729

Transfers between geographic
areas..........                 26,435      2,013   75    (28,523)          --
                             ---------    -------  ---    -------    ----------

Total sales.................   $78,258    $44,923 $1,071 $(28,523)     $95,729
                             =========    ======= ====== ========    ==========

Operating income............$    2,390    $ 4,558 $(222)              $ 6,726
                             ========     ======= ======             ==========

Identifiable assets as of
     October 31, 1997.......$   42,525    $15,895 $ 328               $58,748
                            =========     ======= ======             ==========

1996

Sales to unaffiliated
customers.............     $   54,760    $ 41,528 $3,063   $  --       $99,351

Transfers between geographic
areas..........                26,921       3,790     33  (30,744)          --
                            ---------   -------- -------  -------     --------

Total sales................$   81,681    $ 45,318 $3,096 $(30,744)     $99,351
                            =========  ================= ========   ==========

Operating income...........$    2,184    $  4,348 $  546               $ 7,078
                            =========  =================            ==========

Identifiable assets as of
     October 31, 1996......$   42,779    $ 14,763 $2,208               $59,750
                            =========  =================            ==========

1995

Sales to unaffiliated
customers.............     $   54,172    $ 32,881 $2,579    $   --     $89,632

Transfers between geographic
areas..........                18,374         880     --    (19,254)        --
                             --------  -----------------   -------------------

Total sales...........     $   72,546    $ 33,761 $2,579   $(19,254)   $89,632
                           ==========   ================   ========   ========

Operating income......     $    2,570    $  1,607 $  291               $ 4,468
                            =========   ================            ==========

Identifiable assets as of
     October 31, 1995....  $   45,255    $ 15,404 $  762               $61,421
                            =========    ======== ======            ==========

                                                     HURCO COMPANIES, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


17.  NEW ACCOUNTING PRONOUNCEMENTS

In February, 1997, the Financial Accounting Standards Board released Statement of Accounting Standards No. 128, "Earnings Per Share" (SFAS 128), which changes the method of computation of earnings per share (EPS). SFAS 128 replaces Primary EPS with Basic EPS and replaces Fully Diluted EPS with Diluted EPS. Basic EPS, unlike Primary EPS, does not consider dilution for potentially dilutive securities. Diluted EPS uses an average share price for the period whereas Fully Diluted EPS uses the greater of the average share price or end-of-period share price. SFAS 128 is effective for fiscal 1998 and earlier adoption is not permitted. Basic EPS computed under SFAS 128 for the three and twelve months ended October 31, 1997 was $.62 and $2.11, respectively. Diluted EPS computed under SFAS 128 for the three and twelve months ended October 31, 1997 was $.60 and $2.06, respectively.


18.  SUBSEQUENT EVENT (Unaudited)

From November 1, 1997 through January 20, 1998, IMS has entered into a number of additional license agreements, including agreements with four CNC Users which were defendants in the infringement actions brought by IMS concerning the U.S. IMS interactive machining patent. These agreements provide for cash payments, substantially all of which is to be received in fiscal 1998. These payments are expected to increase income by approximately $1.4 million, net of legal fees and expenses, in the first quarter of fiscal 1998. In addition, one of the agreements is with a supplier to the Company and provides for discounts on future purchases of product by the Company through December 31, 2001. This agreement, with respect to product discounts, is expected to reduce the cost of such future purchases by approximately $600,000.

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

                                                           PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors of the Registrant

The following information sets forth the name of each director, his age, tenure as a director, principal occupation and business experience for the last five years:

                                                                    Served as a
Name                                                       Age    Director Since

Hendrik J. Hartong, Jr.                                    58           1986

Andrew L. Lewis IV                                         41           1988

Brian D. McLaughlin                                        55           1987

E. Keith Moore                                             75           1990

Richard T. Niner                                           58           1986

O. Curtis Noel                                             62           1993

Charles E. Mitchell Rentschler                             58           1986


Hendrik J. Hartong, Jr. has been a general partner of Brynwood Management, the general partner of Brynwood Partners Limited Partnership, since 1984. Mr. Hartong has also served as Chairman of the Board of Air Express International Corporation since 1985.

Andrew L. Lewis IV has served as Chief Executive Officer of KRR Partners, L.P. since July 1993. Mr. Lewis was a consultant for USPCI of Pennsylvania, Inc. from 1991 to 1993. Mr. Lewis is also a director of Air Express International Corporation.

Brian D. McLaughlin has been President and Chief Executive Officer of the Company since December, 1987.

E. Keith Moore has served as President of Hurco International, Inc., a subsidiary of the Company, since April 1988. Mr. Moore is also a director of Met-Coil Systems Corporation.

Richard T. Niner has been a general partner of Brynwood Management, the general partner of Brynwood Partners Limited
Partnership, since 1984. Mr. Niner is also a director of Air Express International Corporation, Arrow International, Inc.
and Case, Pomeroy & Company, Inc.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below is certain information with respect to the executive officers of the Company as of January 5, 1998:

Name                           Age      Position(s) with the Company

Brian D. McLaughlin            55       President and Chief Executive Officer

Roger J. Wolf                  57       Senior Vice President, Secretary,
                                        Treasurer and Chief Financial Officer

David E. Platts                45       Vice President, Research and Development

James D. Fabris                46       Executive Vice President - Operations

Richard Blake                  39       Vice President of the Company and
                                        President Hurco Machine Tool Products
                                        Division

Stephen J. Alesia              31       Corporate Controller


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

James D. Fabris was elected Executive Vice President - Operations in November 1997 and Vice President of the Company in February 1995. Jim was President of Hurco Machine Tool Products Division from November 1993 to December 1997. He served as President of Acroloc, Inc., a subsidiary of the Company, from July 1991 to October 1993 and as Vice President of Operations of Hurco Manufacturing Company from 1988 to 1991.

Richard Blake was named President of Hurco Machine Tool Products Division in November 1997, Vice President of the Company in January 1996, and Managing Director, Hurco Europe, Ltd., a subsidiary of the Company, in December 1993. He served as U.K. Marketing Manager for Hurco Europe, Ltd. from January 1993 to November 1993 and as a Sales Manager for Hurco Manufacturing Company from September 1989 to December 1992.

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

Item 11.  EXECUTIVE COMPENSATION

Summary Compensation

The following table sets forth all compensation paid or accrued during each of the last three fiscal years to the Chief Executive Officer and each of the other four executive officers of the Company (the Named Executive Officers) whose salary and bonus exceeded $100,000 during fiscal 1997.

                                 Summary Compensation Table

                                                             Long-Term All Other
                                     Annual Compensation    Compensation Compen-
Name and      Fiscal   Salary   Bonus OtherAnnual SecuritiesUnderlying    sation
Principal Position         Year    ($)    ($)(1)Compensation($)Option(2) ($)(3)
------------------       ------   ------ --------------------------------------

Brian D. McLaughlin        1997   $250,000 $125,000    --     --        $51,726
President and CEO          1996    238,133   80,000    --   15,000        3,325
                           1995    226,936   75,000    --   10,000        3,234

Roger J. Wolf              1997    156,000   60,000    --     --         47,086
Sr. VP, Secretary          1996    148,500   75,000    --    3,000        2,880
Treasurer and CFO          1995    139,731   45,000    --   15,000        3,063

James D. Fabris            1997    140,000   60,000    --     --         23,504
Executive Vice             1996    122,500   50,000    --   10,000        3,199
President - Operations     1995    107,885   45,000    --    5,000        2,210

David E. Platts            1997    100,000   45,000    --     --         13,153
Vice President             1996     93,917   20,000    --    5,000          --
Research&Development       1995     87,834   15,000    --   10,000          --

Richard Blake              1997    108,550   41,750    --     --          4,633
V.P. of the Company and    1996     87,373   46,311    --   15,000        3,841
President Hurco Machine    1995     61,932   39,700    --     --          2,699
Tool Products Division
---------------------------

(1)      Represents cash bonuses earned and paid in the subsequent year.
(2) Represents options granted under the stock option plan related to the prior year's performance, other than specified below. The Company has not granted any Stock Appreciation Rights (SARs).
(3) Represents the Company's contribution to defined contribution plans and split dollar life insurance premiums. During fiscal 1997, the Company initiated Split-Dollar Life Insurance Agreements with certain officers of the Company. Under the terms of the agreements, the Company pays all of the premiums on behalf of the officers. The Company will be repaid the premiums from the policies' cash surrender value when the policies are terminated in accordance with the provisions of the agreements.

                      Defined Contribution Plan       Company paid Split-Dollar
Named Officer           Company Match                  Life Insurance Premiums

Brian D. McLaughlin      $4,320                                     $47,406
Roger J. Wolf             4,320                                      42,766
James D. Fabris           4,320                                      19,184
David E. Platts             938                                      12,215
Richard Blake             4,633                                          --


Stock Options

The following table sets forth information related to options exercised during fiscal 1997 and options held at fiscal year-end by the Named Executive Officers. The Company does not have any outstanding SARs.

       Aggregated Option Exercises in Fiscal 1997and Year-End Option Values

                                                                 Value of
                                             Number of          Unexercised
                     Shares            Securities Underlying   In-the-Money
                    Acquired            Unexercised Options      Options
                       on      Value       at FY-End (#)      at FY-End ($) (1)
                    Exercise  Realized Exer-       Unexer-   Exer-     Unexer-
Name                   (#)      ($)   cisable      cisable  cisable    cisable
----                --------- ----------------     -------  -------    -------

Brian D. McLaughlin    --        --   114,999      10,001   $482,704   $36,671
Roger J. Wolf          --        --    37,998      12,002    $86,121   $22,505
James D. Fabris        --        --    22,300      17,700   $127,200   $72,925
David E. Platts        --        --    20,000      10,000   $115,000   $40,000
Richard Blake          --        --     5,600      15,400    $28,899   $59,596
-----------------------------------------

(1) Value is calculated based on the closing market price of the common stock on October 31, 1997 ($8.375) less the option exercise price.

Compensation of Directors

Each director who is not a full-time employee of the Company receives a fee of $1,000 for each meeting of the Board of Directors attended, and each such director also receives $4,000 per quarter. Directors are also entitled to receive reimbursement for travel and other expenses incurred in attending such meetings. Mr. Niner received annual compensation of $72,000 for his services as Chairman of the Executive Committee of the Board of Directors.


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

James D. Fabris entered into an employment contract on November 18, 1997. The contract term is unspecified. Mr. Fabris' salary and bonus arrangement are set annually by the Board of Directors. Other compensation, such as stock option grants, is awarded periodically at the discretion of the Board of Directors. As part of the contract, Mr. Fabris is entitled to 12 months' salary if his employment is terminated for any reason other than gross misconduct.

Richard Blake entered into an employment contract on January 1, 1998. The contract term is thirty-six months and shall continue month-to-month thereafter. Mr. Blake's salary and bonus arrangements are set annually by the Board of Directors. Other compensation, such as stock option grants, is awarded periodically at the discretion of the Board of Directors. As part of the contract, Mr. Blake is entitled to 12 months' salary if his employment is terminated for any reason other than gross misconduct.


Compensation Committee Interlocks and Insider Participation

During  fiscal 1997 the members of the  Compensation  Committee  were  Hendrik
J. Hartong, Jr., O. Curtis Noel and Charles E. Mitchell Rentschler. None of the Committee members is a current or former officer or employee of the Company or any of its subsidiaries. Mr. Hartong is a director of AEI. Mr. Hartong is also a general partner of Brynwood Management, which is the general partner of Brynwood Partners Limited Partnership, which has substantial ownership interest in AEI. AEI provides freight forwarding and shipping services for the Company. The cost of these freight services are negotiated on an arms-length basis and amounted to $2,554,000 for the fiscal year ended October 31, 1997. None of the Committee members are involved in any other relationships requiring disclosure as an interlocking officer / director.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
               AND MANAGEMENT

The following table sets forth information as of January 5, 1998, regarding beneficial ownership of the Company's common stock by each director and Named Executive Officer, by all directors and executive officers as a group, and by certain other beneficial owners of more than 5% of the common stock. Each such person has sole voting and investment power with respect to such securities, except as otherwise noted.


                                                     Shares Beneficially Owned
Name and Address                                    Number              Percent

                           Other Beneficial Owners

Brynwood Partners Limited Partnership              1,390,001             21.2%
Two Soundview Avenue
Greenwich, Connecticut  06830

Wellington Management Co.                            646,900 (1)          9.9%
75 State Street
Boston, Massachusetts  02109

The TCW Group, Inc.                                  464,600              7.1%
865 South Figueroa Street
Los Angeles, California  90017

Fidelity Management & Research Co.                   359,028(2)           5.5%
One Federal Street
Boston, Massachusetts  02109

                            Directors and Executive Officers

Hendrik J. Hartong, Jr.                            1,695,492 (3,4)       25.9%

Andrew L. Lewis IV                                    24,000 (4)          0.4%

Brian D. McLaughlin                                  151,475 (5,6)        2.3%

E. Keith Moore                                        48,010 (7)          0.7%

Richard T. Niner                                   1,707,362 (3,4)       26.0%

O. Curtis Noel                                        15,000 (4)          0.2%

Charles E. Mitchell Rentschler                        40,000 (4,8)        0.6%

Roger J. Wolf                                         43,390 (9)          0.7%

James D. Fabris                                       22,800 (10)         0.4%

David E. Platts                                       21,700 (11)         0.3%

Richard Blake                                          5,600 (12)         0.1%

Executive officers and directors                   2,107,827 (3,13)      32.1%
as a group (12 persons)

(1) Wellington Management Co. (WMC), a registered investment advisor, is deemed to have beneficial ownership of 646,900 shares of the Company's common stock, which is owned by various advisory clients of WMC. WMC has shared voting power for 371,400 shares and sole voting power for 275,500 shares.

(2) Fidelity Management and Research Co. has no voting power for any of the shares.

(3) Includes 1,390,001 shares owned by Brynwood Partners Limited Partnership and 278,001 shares owned by Brynwood Partners II, L.P. Brynwood Management is the general partner of each entity and Mr. Hartong and Mr. Niner are general partners of Brynwood Management and, accordingly, may be deemed to have beneficial ownership of these shares.

(4) Includes 1,500 shares subject to options that are exercisable within 60 days.

(5) Includes 114,999 subject to options held by Mr. McLaughlin that are exercisable within 60 days.

(6) Includes 10,876 shares owned by Mr. McLaughlin's wife and children, as to which he may be deemed to have beneficial ownership.

(7) Includes 21,000 shares subject to options that are exercisable within 60 days.

(8) Includes 6,000 shares owned by Mr. Rentschler's wife, as to which he may be deemed to have beneficial ownership.

(9) Includes 37,998 shares subject to options that are exercisable within 60 days.

(10) Includes 22,300 shares subject to options that are exercisable within 60 days.

(11) Includes 20,000 shares subject to options that are exercisable within 60 days.

(12) Includes 5,600 shares subject to options that are exercisable within 60 days.

(13) Includes 296,897 shares subject to options that are exercisable within 60 days.


Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company and Air Express International (AEI) are related parties because Brynwood Partners Limited Partnership holds a substantial ownership interest in both companies. Two of the Company's directors, Hendrik J. Hartong, Jr. and Richard T. Niner, are general partners of Brynwood Management, which is the general partner of Brynwood Partners Limited Partnership. AEI provides freight forwarding and shipping services for the Company. The cost of these freight services are negotiated on an arms length basis and amounted to $2,554,000 during fiscal 1997.

                                                            PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      1.  Financial   Statements.   The  following   consolidated   financial
         statements of Registrant are included herein under Item 8 of Part II:
                                                                      Page
Reports of Independent Accountants.......................................21
Consolidated Statements of Operations - years
  ended October 31, 1997, 1996 and 1995..................................22
Consolidated Balance Sheets - as of October 31, 1997 and 1996............23
Consolidated Statements of Cash Flows - years
  ended October 31, 1997, 1996 and 1995..................................24
Consolidated Statements of Changes in Shareholders' Equity -
  years ended October 31, 1997, 1996 and 1995............................25
Notes to Consolidated Financial Statements...............................26

     2.  Financial Statement Schedules.  The following financial statement schedule is included in this Item.

                                                                        Page
         Schedule II - Valuation and Qualifying
           Accounts and Reserves.........................................49


     All other financial statement schedules are omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the three months ended October 31, 1997.

(c)  Exhibits

     Exhibits are filed with this Form 10-K or incorporated herein by reference as listed on Pages 50-51.

                  Schedule II - Valuation and Qualifying Accounts and Reserves
                      for the years ended October 31, 1997, 1996 and 1995
                                 (Dollars in thousands)


                       Balance at Charged to  Charged                 Balance
                       Beginning  Costs and   to Other                 at End
Description            of Period  Expenses    Accounts  Deductions   of Period
Allowance for doubtful
accounts for the year
ended:
   October 31, 1997    $     785   $     74    $     --  $     101 3  $     757
                        ========    =======     =======   ========     ========

   October 31, 1996    $   1,070   $    (63)   $     --  $     222 1  $     785
                        ========    =======     =======   ========     ========

   October 31, 1995    $   1,046   $     31    $     --  $       7 2  $   1,070
                        ========    =======     =======   ========     ========




Accrued warranty
expenses for the year
ended:
   October 31, 1997    $   1,425   $  1,321   $      -   $   1,294    $   1,452
                        ========    =======    =======    ========     ========

   October 31, 1996    $   1,391   $  1,544   $     --   $   1,510    $   1,425
                        ========    =======    =======    ========     ========

   October 31, 1995    $   1,170   $  1,541   $     --   $   1,320    $   1,391
                        ========    =======    =======    ========     ========






1 Receivable write-offs of $228,000, net of cash recoveries on accounts previously written off of $6,000. 2 Receivable write-offs of $42,000, net of cash recoveries on accounts previously written off of $35,000. 3 Receivable write-offs of $106,000, net of cash recoveries on accounts previously written off of $5,000.

                                                        EXHIBITS INDEX


3.1 Amended and Restated Articles of Incorporation of the Registrant, incorporated by reference to Exhibit 3.1, to the Registrant's Quarterly Report on Form 10-Q for the quarter ended July 31, 1997.

3.2 Amended and Restated By-Laws of the Registrant, incorporated by reference to Exhibit 3.2, to the Registrant's
              Annual Report on Form 10-K for the year ended October 31, 1990.

3.3 Amended and Restated By-Laws of the Registrant dated September 12, 1995, incorporated by reference to Exhibit
              3.3, to the Registrant's Quarterly Report on Form 10-Q for the quarter ended January 31, 1996.

10.1 The Underlease between Dikappa (Number 220) Limited and Northern & London Investment Trust limited dated
              December 2, 1982, incorporated by reference to Exhibit 10.13, to its Registration Statement on Form S-1,
              No.2-82804 dated April 1, 1983.

10.2 Non-Qualified Stock Option Agreement between the Registrant and O. Curtis Noel effective, March 3, 1993, incorporated by reference to Exhibit 10.44, to the Registrant's Annual Report on Form 10-K for the year ended
              October 31, 1993.

10.3 Employment Agreement between the Registrant and Roger J. Wolf dated January 8, 1993, incorporated by reference to Exhibit 10.45, to the Registrant's Annual Report on Form 10-K for the year ended October 31, 1993.

10.4 Non-qualified Stock Option Agreement between the Registrant and Hendrik J. Hartong, Jr., effective July 8, 1996 incorporated by reference to Exhibit 10.47 to the Registrant's Report on Form 10-K for the year ended October
              31, 1996.

10.5 Non-qualified Stock Option Agreement between the Registrant and Andrew L. Lewis IV, effective July 8, 1996 incorporated by reference to Exhibit 10.48 to the Registrant's Report on Form 10-K for the year ended October
              31, 1996.

10.6 Non-qualified Stock Option Agreement between the Registrant and Richard T. Niner, effective July 8, 1996 incorporated by reference to Exhibit 10.49 to the Registrant's Report on Form 10-K for the year ended October
              31, 1996.

10.7 Non-qualified Stock Option Agreement between the Registrant and O. Curtis Noel, effective July 8, 1996 incorporated by reference to Exhibit 10.50 to the Registrant's Report on Form 10-K for the year ended October
              31, 1996.

10.8 Non-qualified Stock Option Agreement between the Registrant and Charles E. Mitchell Rentschler, effective July
              8, 1996 incorporated by reference to Exhibit 10.51 to the Registrant's Report on Form 10-K for the year ended
              October 31, 1996.

10.9 1997 Stock Option and Incentive Plan, effective May 29, 1997, incorporated by reference to Exhibit 10.52 in Form
              10-Q for the quarter ended July 31, 1997.

10.10 Amended and Restated Credit Agreement and Amendment to Reimbursement Agreement, effective September 8, 1997 between the Registrant and NBD Bank, N.A. and NBD Bank.

10.11 Second Amended and Restated Senior Note Agreement between the Registrant and Principal Mutual Life Insurance Company effective September 8, 1997.

10.12 Letter Agreement (European Facility) dated September 8, 1997, between Registrant's subsidiaries and The First National Bank of Chicago.

10.13 Guaranty Agreement dated September 8, 1997, between the Registrant and The First National Bank of Chicago.

10.14 Guaranty Agreement dated September 8, 1997, between Autocon Technologies, Inc. and The First National Bank of
              Chicago.

11            Statement re: computation of per share earnings.

21            Subsidiaries of the Registrant.

23            Consent of Independent Public Accountants - Arthur Andersen LLP.

27            Financial Data Schedule (electronic filing only).

                                                          SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, this 26th day of January, 1998.

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


Signature and Title(s)                                        Date


/s/ BRIAN D. McLAUGHLIN                                       January 26, 1998
----------------------------------
Brian D. McLaughlin, Director,
President and Chief Executive Officer
of Hurco Companies, Inc.
(Principal Executive Officer)


/s/ ROGER J. WOLF                                             January 26, 1998
-------------------------------------------
Roger J. Wolf
Senior Vice-President,
Secretary, Treasurer and
Chief Financial Officer
of Hurco Companies, Inc.
(Principal Financial Officer)


/s/ STEPHEN J. ALESIA                                         January 26, 1998
---------------------------------------
Stephen J. Alesia
Corporate Controller
of Hurco Companies, Inc.
(Principal Accounting Officer)

/s/ HENDRIK J. HARTONG, JR.                                   January 26, 1998
----------------------------------
Hendrik J. Hartong, Jr., Director


/s/ ANDREW L. LEWIS IV                                        January 26, 1998
--------------------------------------
Andrew L. Lewis, IV, Director


/s/ E. KEITH MOORE                                            January 26, 1998
------------------------------------------
E. Keith Moore, Director


/s/ RICHARD T. NINER                                          January 26, 1998
-----------------------------------------
Richard T. Niner, Director


/s/ O. CURTIS NOEL                                            January 26, 1998
----------------------------------------------
O. Curtis Noel, Director


/s/ CHARLES E. M. RENTSCHLER                                  January 26, 1998
---------------------------------
Charles E.M. Rentschler, Director