Form 10-Q
period 1998-01-31
HURCO COMPANIES INC
filed 1998-03-16
CIK 315374

SECURITIES AND EXCHANGE COMMISSION
                                               Washington, D.C. 20549


                                                     FORM 10-Q
(Mark One)

      Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended January 31, 1998 or Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to
      _________.

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

The number of shares of the Registrant's common stock outstanding as of March 12, 1998 was 6,578,011.

                                               HURCO COMPANIES, INC.
                                      January 1998 Form 10-Q Quarterly Report


                                                 Table of Contents


                                          Part I - Financial Information


                                                                       Page
Item 1.       Condensed Financial Statements

              Condensed Consolidated Statement of Operations -
                  Three months ended January 31, 1998 and 1997........... 3

              Condensed Consolidated Balance Sheet -
                  As of January 31, 1998 and October 31, 1997............ 4

              Condensed Consolidated Statement of Cash Flows -
                  Three months ended January 31, 1998 and 1997........... 5

              Notes to Condensed Consolidated Financial Statements....... 6


Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations........................ 7



                                            Part II - Other Information



Item 1.       Legal Proceedings..........................................10

Item 6.       Exhibits and Reports on Form 8-K...........................10


Signatures...............................................................11

                                          PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                                               HURCO COMPANIES, INC.
                                  CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                       (In thousands, except per-share data)


                                                Three Months Ended January 31,
                                                  1998                 1997
------------------------------------------------------------------------------
                                               (Unaudited)

Sales and service fees........................$   22,120           $  22,278

Cost of sales and service.....................    15,997              15,796
                                              ----------          ----------

     Gross profit.............................     6,123               6,482


Selling, general and administrative expenses..     5,024               5,046
                                              ----------          ----------

     Operating income.........................     1,099               1,436

License fee income, net.......................     1,494                 143

Interest expense..............................       274                 522

Other income (expense), net...................        23                 (23)
                                              ----------          ----------

     Income before income taxes...............     2,342               1,034

Provision for foreign income taxes............       156                  18
                                              ----------          ----------

Net Income....................................$    2,186              $1,016
                                              ==========              ======

Earnings per common share
     Basic....................................$      .33           $     .16
                                               =========          ==========
     Diluted..................................$      .32          $      .15
                                               =========          ==========

Weighted average common shares outstanding
     Basic....................................     6,553               6,533
                                              ==========          ==========
     Diluted..................................     6,749               6,680
                                              ==========          ==========

         The   accompanying   notes  are  an  integral  part  of  the  condensed
consolidated financial statements.

                                               HURCO COMPANIES, INC.
                                       CONDENSED CONSOLIDATED BALANCE SHEET
                                              (Dollars in thousands)
                                                January 31,        October 31,
                                                   1998               1997
ASSETS                                          (Unaudited)         (Audited)
Current assets:
     Cash and cash equivalents................ $    2,481          $   3,371
     Accounts receivable......................     16,917             15,687
     Inventories..............................     19,624             21,752
     Other....................................      2,108              1,412
                                               ----------          ---------
         Total current assets.................     41,130             42,222
                                               ----------          ---------
Long-term license fee receivables.............      1,135              1,178
                                               ----------          ---------
Property and equipment:
     Land    .................................        761                761
     Building.................................      7,067              7,067
     Machinery and equipment..................     11,540             11,463
     Leasehold improvements...................      1,120              1,121
         Less accumulated depreciation and
         amortization..................           (11,365)           (11,218)
                                               ----------          ----------
                                                    9,123              9,194
                                               ----------          ---------

Software development costs, less amortization       4,339              4,447
Other assets .................................      1,973              1,707
                                          ---------------     ---------------
                                               $   57,700          $  58,748
                                               ==========          =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable......................... $    8,772          $   9,246
     Accrued expenses.........................      6,942              8,338
     Current portion of long-term debt........      1,786              1,786
                                               ----------          ---------
         Total current liabilities............     17,500             19,370
                                               ----------          ---------
Non-current liabilities
     Long-term debt...........................      7,168              8,257
     Deferred credits and other obligations...      1,379              1,345
                                               ----------          ---------
            Total non-current liabilities.....      8,547              9,602
                                               ----------         ----------
Shareholders' equity:
     Preferred stock:  no par value per share;
     1,000,000 shares authorized; no shares
     issued...............................           --                 --
     Common stock: no par value; $.10 stated value
     per share; 12,500,000 shares authorized; and
     6,559,311 and 6,544,831 shares issued ,
     respectively .....................              656                654
     Additional paid-in capital.................. 50,381             50,349
     Accumulated deficit.........................(14,218)           (16,404)
     Foreign currency translation adjustment..... (5,166)            (4,823)
                                              ----------          ---------
         Total shareholders' equity............   31,653             29,776
                                              ----------          ---------
                                                 $57,700            $58,748
                                                 =======         ==========
          The  accompanying   notes  are  an  integral  part  of  the  condensed
consolidated financial statements.

                                               HURCO COMPANIES, INC.
                                  CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                              (Dollars in thousands)

                                                 Three Months Ended January 31,
                                                    1998                 1997
                                                           (Unaudited)
Cash flows from operating activities:
     Net income.............................. $    2,186           $    1,016
     Adjustments to reconcile net
     income to net
     cash provided by (used for) operating
     activities:
       Depreciation and amortization.........        522                  549
       Change in assets and liabilities:
        (Increase) decrease in accounts
          receivable.........................     (1,450)               2,016
        (Increase) decrease in license
          fee receivables....................       (835)                  --
        (Increase) decrease in inventories...       1,902               (2,656)
         Increase (decrease) in accounts
         payable.............................        (443)                (117)
         Increase (decrease) in accrued
         expenses............................      (1,293)              (1,235)
         Other...............................         (37)                  44
                                               -----------          ----------
         Net cash provided by (used for)
         operating activities................         552                 (383)
                                               ----------           ----------
Cash flows from investing activities:
     Proceeds from sale of equipment.........           2                   76
     Purchases of property and equipment.....        (192)                (226)
     Software development costs..............        (163)                (374)
     Other...................................        (139)                  --
                                                ----------           ----------
         Net cash provided by (used for)
         investing activities................        (492)                (524)
                                                ----------           ----------
Cash flows from financing activities:
     Advances on bank credit facilities......       6,000                8,928
     Repayment on bank credit facilities.....      (5,292)              (6,727)
     Repayments of term debt.................      (1,786)              (1,786)
     Proceeds from exercise of common stock options    34                   --
                                                ----------           ----------
         Net cash provided by (used for)
         financing activities................      (1,044)                  415
                                                 ---------           ----------
Effect of exchange rate changes on cash......          94                 (147)
                                                ----------          -----------
         Net increase (decrease) in cash.....        (890)                (639)
Cash and cash equivalents at beginning of period    3,371                1,877
Cash and cash equivalents at end of period...  $    2,481           $    1,238
                                                 =========           ==========

          The  accompanying   notes  are  an  integral  part  of  the  condensed
consolidated financial statements.

                      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                      (Unaudited)

1.   GENERAL

The condensed financial information as of January 31, 1998 and 1997 is unaudited but includes all adjustments which the Company considers necessary for a fair presentation of financial position at those dates and its results of operations and cash flows for the three months then ended. It is suggested that those condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended October 31, 1997.

2.   LICENSE FEE INCOME, NET

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

During the first quarter ended January 31, 1998, the Company's wholly-owned subsidiary, IMS Technology, Inc. (IMS), entered into license agreements with a number of manufacturers and end-users of interactive CNCs, including machine tool manufacturers who incorporate interactive CNCs in their products, some of which were defendants in patent infringement actions brought by IMS. These agreements resulted in additional license fee income of approximately $1.4 million, net of expenses and foreign withholding taxes, of which $591,000 was received during the first quarter. In addition, one of the agreements was with a supplier to the Company and provides for discounts of up to $600,000 in the aggregate on future purchases by the Company from that supplier through December 31, 2001.

3.   HEDGING

The Company seeks to hedge its exposure to fluctuations in foreign currency exchange rates through the use of foreign currency forward exchange contracts. The U.S. dollar equivalent notional amount of outstanding foreign currency forward exchange contracts was approximately $17.4 million as of January 31, 1998 ($17.1 million related to firm intercompany sales commitments) and $12.5 million as of January 31, 1997 ($9.8 related to firm intercompany sales commitments). Deferred gains related to hedges of future sales transactions were approximately $58,000 and $316,000 as of January 31, 1998 and 1997, respectively. Contracts outstanding at January 31, 1998 mature at various times through July 28, 1998. All contracts are for the sale of currency. The Company does not enter into these contracts for trading purposes.

4.   EARNINGS PER SHARE

Basic and diluted earnings per common share are based on the weighted average number of common shares outstanding. Diluted earnings per common share give effect to outstanding stock options using the treasury method. Common stock equivalents totaled 196,000 shares for the first quarter of fiscal 1998.


5.   ACCOUNTS RECEIVABLE

The allowance for doubtful accounts was $778,000 as of January 31, 1998 and $757,000 as of October 31, 1997.


6.   INVENTORIES

Inventories, priced at the lower of cost (first-in, first-out method) or market are summarized below (in thousands):

                                            January 31, 1998   October 31, 1997
                                            ----------------   ----------------
               Purchased parts and
                 sub-assemblies                $    9,326          $   9,749
               Work-in-Process                      1,173              1,578
               Finished Goods                       9,125             10,425
                                               ----------           --------
                                               $   19,624          $  21,752
                                                =========           ========

7.   SUBSEQUENT EVENT

In February 1998, the Company's wholly-owned  subsidiary,  IMS Technology,  Inc.
(IMS), entered into patent license agreements with Okuma Machinery Works, Okuma America Corporation and Cincinnati Incorporated, that provide for one-time cash payments to IMS. As a result of those agreements, the Company expects to recognize additional license fee income of approximately $1.3 million, net of foreign withholding taxes and expenses, in its second fiscal quarter ended April 30, 1998.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto appearing elsewhere herein. Certain statements made in this report may constitute "forward-looking statements". For a description of risks and uncertainties related to forward-looking statements, see the Company's Annual Report on Form 10-K for the year ended October 31, 1997.

RESULTS OF OPERATIONS

Three Months Ended January 31, 1998 Compared to Three Months Ended January 31, 1997

Sales and service fees for the first quarter of fiscal 1998 were approximately 3.4% higher than those recorded in the 1997 period before the effect of foreign currency rate changes when converting foreign revenues into U.S. dollars for financial reporting purposes. However, as a result of a strengthened U.S. dollar, sales and service fees after the effect of such conversion approximated the amount reported during the first quarter of fiscal 1997. Sales of computerized machine systems increased $1.7 million, or 12.9%, net of currency translation effects, as a result of strong demand, primarily in Germany, for the Company's new line of 30-inch and 40-inch machining systems that incorporated its Ultimax(R) interactive control software. Sales of computer numerical control
(CNC) systems, consisting primarily of the Company's Autobend(R) and Delta(TM) series products, declined approximately $1.4 million, or 28.6%, from the 1997 first quarter level, reflecting reduced demand from OEM and retrofit customers and the Company's repositioning of these products for inclusion as fully-integrated components of computerized machine systems. Sales of service parts and service fees decreased by $321,000, or 9.3%, compared to the first quarter of fiscal 1997, due principally to improvements in the quality of the Company's products as well as the transfer to the Company's U.S. distributors of responsibility for certain service activities.

New order bookings were $22.1 million, an increase of 3.9% from the $21.2 million reported for the first quarter of fiscal 1997, net of currency translation effects. When measured at constant exchange rates, however, new orders were approximately 8.2% above the fiscal 1997 level. Orders for computerized machine systems, at constant exchange rates, increased approximately 27% over the first quarter of fiscal 1997. Orders for CNC systems declined by 28%, paralleling the decline in shipments of these products. Backlog was $7.6 million at January 31, 1998 compared to $7.5 million at October 31, 1997.

As a percentage of sales, gross profit decreased to 27.7% compared to 29.1% for the first quarter of fiscal 1997. The reduction was primarily attributable to the net effects of a stronger U.S. dollar relative to foreign currencies, as well as the reduced sales of CNC systems and service parts, which historically have been associated with higher margins.

The substantial increase in net income was attributable primarily to fees under patent license agreements entered into during the quarter. License fees, net of expenses and foreign withholding taxes, aggregated $1.4 million in the 1998 first quarter compared to $143,000 in the 1997 period. Net income also was favorably effected by a 48% decline in interest expense as a result of the substantial reduction in outstanding debt since the end of the 1997 first quarter.

Subsequent License Agreements

The Company expects to recognize additional license fee income of approximately $1.3 million, net of foreign withholding taxes and expenses, in its second fiscal quarter ending April 30, 1998 as a result of agreements entered into in February 1998. Through its subsidiary, IMS Technology, Inc., the Company is continuing to seek opportunities to license its patent rights while actively pursuing its on-going patent infringement litigation against several other manufacturers of interactive CNC products. However, there can be no assurance that IMS will enter into additional license agreements in the future nor can the Company predict the ultimate outcome of such litigation. Also, excluding those CNC Users that are defendants in the patent infringement actions, there are a limited number of remaining CNC Users that IMS has identified as potential licensees for the Patent. Accordingly, management believes it is unlikely that license fee income in fiscal 1998 from such other potential licensees would equal that recorded in fiscal 1997.

Foreign Currency Risk Management

The Company seeks to manage its foreign currency exposure through the use of foreign currency forward exchange contracts. The Company does not speculate in the financial markets and, therefore, does not enter into these contracts for trading purposes. The Company also endeavors to moderate its currency risk related to significant purchase commitments with certain foreign vendors through price adjustment agreements that provide for a sharing of, or otherwise limit, the potential adverse effect of currency fluctuations on the costs of purchased products. The results of these programs achieved management's objectives for the first quarter of fiscal 1998.
See Note 3 to the Condensed Consolidated Financial Statements.


LIQUIDITY AND CAPITAL RESOURCES

At January 31, 1998, the Company had cash and cash equivalents of $2.5 million compared to $3.4 million at October 31, 1997. Cash provided by operations totaled $552,000 in the first quarter of fiscal 1998, compared to $383,000 used for operations in the same period of fiscal 1997. Cash flow from operations included approximately $591,000 of license fees, net of expenses and taxes, received during the 1998 first quarter.

Working capital was $23.6 million at January 31, 1998, compared to $22.9 million at October 31, 1997. The increase was attributable primarily to approximately $835,000 of net license fees receivable included in other current assets as of January 31, 1998. During the first quarter of fiscal 1998, accounts receivable increased by $1.5 million, while inventories decreased by $1.9 million. Accounts payable and accrued expenses decreased during the 1998 first quarter by $1.7 million, primarily because of seasonal payments related to fiscal 1997 operations. The ratio of current assets to current liabilities was 2.4 to 1 at January 31, 1998 and 2.2 to 1 at October 31, 1997.

Cash used for investing activities during the quarter was funded by cash flow from operations. As of January 31, 1998, the Company has a commitment to invest approximately $370,000 in its Taiwan affiliate, Hurco Automation Ltd., through fiscal 1999.

Cash used for financing activities was funded by operations and by existing cash on hand. During the first quarter of fiscal 1998, payment of an annual installment of approximately $1.8 million on the Company's Senior Notes was partially funded by borrowings under the Company's revolving credit facilities. As of January 31, 1998, the Company had unutilized availability of $12.8 million under its credit facilities. The Company was in compliance with all loan covenants at January 31, 1998.

Management  believes that  anticipated  cash flow from  operations and available
borrowings  under  the  credit   facilities  will  be  sufficient  to  meet  its
anticipated cash requirements in the foreseeable future.


                                            PART II - OTHER INFORMATION


Item 1.  LEGAL PROCEEDINGS

As previously reported, IMS and the Company are parties to litigation against various defendants for alleged pending patent infringement. In a recent settlement with Okuma Machinery Works, and its affiliate, Okuma America Corporation, IMS granted licenses to each of these companies in exchange for a lump sum cash payment and litigation between these entities and IMS was discontinued.

On January 29, 1998, IMS commenced an infringement action against Marshall Machinery, Inc., ADK Machine, Inc., Precise Machine & Fabrication, Western Branch Metals, Inc., American Gasket & Seal Technology, Inc., Classic Machine, Kosmo Machine, Inc., and Cincinnati Incorporated. In February 1998, concurrent with the execution by Cincinnati Incorporated of a license agreement providing for payment of a lump-sum cash fee, the action against Cincinnati Incorporated was discontinued.

There have been no other material developments in the IMS infringement litigation except as described in the Company's Annual Report on Form 10-K for the year ended October 31, 1997.

The Company is involved in various other claims and lawsuits arising in the ordinary course of business, none of which, in the opinion of management, is expected to have a material adverse effect on its consolidated financial position or results of operations.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

10.15 Employment agreement between the Registrant and James D. Fabris dated November 18, 1997.

10.16 Employment agreement between the Registrant and Richard Blake dated January 1, 1998.

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





March 16, 1998