Form 10-Q
period 1998-04-30
HURCO COMPANIES INC
filed 1998-06-12
CIK 315374

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


(Mark One)

      Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended April 30, 1998 Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to
      _________.


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


The number of shares of the Registrant's common stock outstanding as of June 10, 1998 was 6,456,011.

                              HURCO COMPANIES, INC.
                      April 1998 Form 10-Q Quarterly Report


                                Table of Contents



                         Part I - Financial Information



                                                                          Page
Item 1.       Condensed Financial Statements

              Condensed Consolidated Statement of Operations -
                  Three months and six months ended
                  April 30, 1998 and 1997...................................3

              Condensed Consolidated Balance Sheet -
                  As of April  30, 1998 and October 31, 1997................4

              Condensed Consolidated Statement of Cash Flows -
                  Three months and six months ended April 30, 1998 and 1997.5

              Notes to Condensed Consolidated Financial Statements..........6


Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations...........................7



                           Part II - Other Information



Item 1.       Legal Proceedings............................................12

Item 6.       Exhibits and Reports on Form 8-K.............................13


Signature..................................................................13

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                              HURCO COMPANIES, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                      (In thousands, except per-share data)

                                   Three Months Ended          Six Months Ended
                                      April 30,                   April 30,
                                  ------------------            ----------------
                                  1998         1997            1998        1997
--------------------------------------------------------------------------------
                                      (unaudited)                  (unaudited)

Sales and service fees.......  $21,542      $22,581          $43,662     $44,859

Cost of sales and service....   15,256       15,720           31,252      31,530
                             ----------  -----------      -----------  ---------

     Gross profit............    6,286        6,861           12,410      13,329
Selling, general and
administrative expenses......    5,354        5,217           10,378      10,263
                             ----------  -----------      -----------  ---------
     Operating income .......      932        1,644            2,032       3,066
License fee income and litigation
settlement fees, net.........    4,291        6,032            5,785       6,175

Interest expense.............      210          538              484       1,060

Other expense, net...........       47           41               25          50
                             ----------  -----------      -----------  ---------
     Income before taxes.....    4,966        7,097            7,308       8,131
Provision for foreign income
taxes                              696          896              852         914
                             ----------  -----------      -----------  ---------
Net income..................    $4,270       $6,201           $6,456      $7,217
                            ===========  ===========      =========== ==========
Earnings per common share
     Basic..................      $.65         $.95             $.98       $1.10
                             ==========  ===========       ==========  =========
     Diluted................      $.63         $.93             $.96       $1.08
                             ==========  ===========       ==========  =========
Weighted average common
shares outstanding
     Basic..................     6,560        6,534            6,557       6,534
                             ==========   ==========        =========  =========
     Diluted................     6,764        6,659            6,751       6,669
                             ==========   ==========        =========  =========

The accompanying notes are an integral part of the consolidated financial statements.

                              HURCO COMPANIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                             (Dollars in thousands)
                                                     April 30,       October 31,
                                                      1998              1997
ASSETS                                             (Unaudited)        (Audited)
Current assets:
     Cash and temporary investments...............$    7,922          $   3,371
     Accounts receivable..........................    14,450             15,687
     Inventories..................................    22,464             21,752
     Other........................................     1,961              1,412
                                                  ----------          ---------
         Total current assets.....................    46,797             42,222
                                                  ----------          ---------
Long-term license fees receivable.................     1,010              1,178
                                                  ----------          ---------
Property and equipment:
     Land    .....................................       761                761
     Building.....................................     7,067              7,067
     Machinery and equipment......................    11,166             11,463
     Leasehold improvements.......................     1,181              1,121
         Less accumulated depreciation and
          amortization..................             (10,988)           (11,218)
                                                   ----------         ----------
                                                       9,187              9,194
                                                   ----------          ---------
Software development costs, net of amortization...     4,285              4,447
Other assets .....................................     2,149              1,707
                                              ---------------      -------------
                                                  $   63,428          $  58,748
                                                  ==========          =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable.............................$   12,099          $   9,246
     Accrued expenses.............................     7,817              8,338
     Current portion of long-term debt............     1,786              1,786
                                                  ----------          ---------
         Total current liabilities................    21,702             19,370
                                                  ----------          ---------
Non-current liabilities
     Long-term debt...............................     4,572              8,257
     Deferred credits and other obligations.......     1,357              1,345
                                                  ----------          ---------
            Total non-current liabilities.........     5,929              9,602
                                                  ----------          ---------
Shareholders' equity:
     Preferred stock:  no par value per share;
     1,000,000 shares authorized; no shares
     issued...............................              --                 --
     Common stock: no par value; $.10 stated
         value per share; 12,500,000 shares
         authorized; and 6,545,011 and
         6,544,831 shares issued and outstanding,
         respectively ..........                         658                654
     Additional paid-in capital...................    50,149             50,349
     Accumulated deficit..........................    (9,948)           (16,404)
     Foreign currency translation adjustment......    (5,062)            (4,823)
                                                   ----------          ---------
         Total shareholders' equity...............    35,797             29,776
                                                   ----------          ---------
                                                     $63,428            $58,748
                                                   ==========          =========

          The  accompanying   notes  are  an  integral  part  of  the  condensed
consolidated financial statements.

                              HURCO COMPANIES, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Dollars in thousands)

                                             Three Months Ended Six Months Ended
                                                  April 30,          April 30,
                                             -----------------------------------
                                               1998       1997   1998      1997
--------------------------------------------------------------------------------
                                                  (unaudited)        (unaudited)
Cash flows from operating activities:
   Net income ............................    $4,270     $6,201  $6,456  $7,217
   Adjustments to reconcile net income to net
   cash provided by (used for) operating activities:
     Depreciation and amortization........       550        382   1,072     931
     Change in assets and liabilities:
     (Increase) decrease in accounts
      receivable...............                2,550       (495)  1,100   1,521
     (Increase) decrease in license fee
      receivables...........                     495         18    (340)     15
     (Increase) decrease in inventories....   (2,763)      (971)   (861) (3,627)
     Increase (decrease) in accounts payable   3,326       (927)  2,883  (1,044)
     Increase (decrease) in accrued expenses     863        (48)   (430) (1,283)
     Other.................................     (324)       499    (361)    546
                                           ----------   -------- -------  ------
       Net cash provided by (used for)
       operating activities................    8,967      4,659   9,519   4,276
                                           ----------  --------- -------  ------
Cash flows from investing activities:
   Proceeds from sale of equipment.........        8          7      10      83
   Purchase of property and equipment......     (347)       (23)   (539)   (249)
   Software development costs..............     (217)      (353)   (380)   (727)
   Other investments.......................      (57)      (418)   (196)   (418)
                                           ----------  --------- -------  ------
     Net cash provided by (used for)
     investing activities..................     (613)      (787) (1,105) (1,311)
                                           ----------  --------- -------  ------
Cash flows from financing activities:
   Advances on bank credit facilities......    2,500     9,129    8,500  18,057
   Repayment on bank credit facilities ....   (5,108)  (13,063) (10,400)(19,790)
   Repayment of term debt .................      --         --   (1,786) (1,786)
   Proceeds from exercise of common stock
   options.............                           48         8       82       8
   Purchase of common stock................     (278)       --     (278)     --
                                           ----------  --------- -------  ------
     Net cash provided by (used for)
     financing activities..................   (2,838)   (3,926)  (3,882) (3,511)
                                            ---------  --------- -------  ------
Effect of exchange rate changes on cash....      (75)      (46)      19    (193)
                                            ---------  --------- -------  ------
     Net increase (decrease) in cash and
     temporary investments.................    5,441      (100)   4,551    (739)
Cash and temporary investments
     at beginning of period................    2,481     1,238    3,371   1,877
                                           ----------  --------- -------  ------
Cash and temporary investments
     at end of period......................$   7,922  $  1,138 $  7,922 $ 1,138
                                           =========  ======== ======== =======

The accompanying notes are an integral part of the consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   GENERAL

The unaudited Condensed Consolidated Financial Statements include the accounts of Hurco Companies, Inc. and its consolidated subsidiaries (collectively the Company). The Company is an industrial automation company that designs and produces interactive computer controls, software and computerized machine systems for the worldwide metal cutting and metal forming industries.

The condensed financial information as of April 30, 1998 and 1997 is unaudited but includes all adjustments which the Company considers necessary for a fair presentation of financial position at those dates and its results of operations and cash flows for the three months and six months then ended. It is suggested that those condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended October 31, 1997.


2.   LICENSE FEE INCOME AND LITIGATION SETTLEMENT FEES, NET


From time to time, the Company's wholly-owned subsidiary,  IMS Technology,  Inc.
(IMS) enters into agreements for the licensing of its interactive computer numerical control (CNC) patents. License fees received or receivable under a fully paid-up license, for which there are no future performance requirements or contingencies, and payments received or receivable to settle litigation related to the patents, are recognized in income, net of legal fees and expenses, if any, at the time the license agreement is executed. License fees received in periodic installments that are contingent upon the continuing validity of a licensed patent are recognized in income, net of legal fees and expenses, if any, over the life of the licensed patent.

During the second quarter ended April 30, 1998, IMS entered into license agreements and litigation settlements with a number of manufacturers and end-users of interactive CNCs, including machine tool manufacturers who incorporate interactive CNCs in their products, some of which were defendants in patent infringement actions brought by IMS. These agreements resulted in the recognition of license fee and litigation settlement fee income of approximately $3.7 million, net of expenses and foreign withholding taxes, all of which was received in the second quarter.

3.   PROVISION FOR FOREIGN INCOME TAXES

The provision for foreign income taxes includes $576,000 which represents foreign withholding tax on payments received in the second fiscal quarter of 1998 for license fees and litigation settlements. The remainder of the expense is income tax related to a foreign subsidiary.


4.   HEDGING


The Company seeks to hedge its exposure to fluctuations in foreign currency exchange rates through the use of foreign currency forward exchange contracts. The U.S. dollar equivalent notional amount of outstanding foreign currency forward exchange contracts was approximately $16.0 million as of April 30, 1998 (substantially all related to firm intercompany sales commitments) and $19.0 million as of October 31, 1997 ($17.8 million related to firm intercompany sales commitments). Deferred losses related to hedges of future sales transactions were approximately $21,000 as of April 30, 1998, compared to deferred losses of $408,000 as of October 31, 1997. Contracts outstanding at April 30, 1998 mature at various times through October 9, 1998. All contracts are for the sale of currency. The Company does not enter into these contracts for trading purposes.

5.       EARNINGS PER SHARE

Basic and diluted earnings per common share are based on the weighted average number of common shares outstanding. Diluted earnings per common share give effect to outstanding stock options using the treasury method. Common stock equivalents totaled approximately 200,000 shares as of April 30, 1998.

6.   ACCOUNTS RECEIVABLE

The allowance for doubtful accounts was $799,000 as of April 30, 1998 and $757,000 as of October 31, 1997.

7.   INVENTORIES

Inventories, priced at the lower of cost (first-in, first-out method) or market are summarized below (in thousands):

                                              April 30, 1998    October 31, 1997
                                              --------------    ----------------
       Purchased parts and sub-assemblies      $   11,033          $   9,749
       Work-in-process                              1,618              1,578
       Finished goods                               9,813             10,425
                                                ----------           --------
                                               $   22,464          $  21,752
                                                 =========           ========

8.   TAX CONTINGENCY

The German tax authority is challenging the Company's 1996 transfer of net operating losses between two German subsidiaries of the Company that merged in fiscal 1996. The contingent tax liability resulting from this issue is approximately $1.4 million. The Company is contesting the claim and, as of April 30, 1998, no provision for the contingency has been recorded.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto appearing elsewhere herein. Certain statements made in this report relating to trends in the Company's operations or financial results, as well as other statements, including words such as "anticipate", "believe", "plan", "estimate", "expect", "intend", and other similar expressions, constitute forward-looking statements under the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors which could cause actual results to be materially different from those contemplated by the forward-looking statements, including those risks, uncertainties and other factors described in the Company's annual report on Form 10-K for the year ended October 31, 1997.

RESULTS OF OPERATIONS

Three Months Ended April 30, 1998 Compared to Three Months Ended April 30, 1997

Sales and service fees for the second quarter of fiscal 1998 were approximately $1.0 million, or 4.6%, below the amount recorded during the second quarter of fiscal 1997. Of the total decrease, approximately $550,000, or 2.4%, was the result of the effects of a stronger U.S. dollar when translating foreign sales for financial reporting purposes. Sales of computerized machine systems decreased $576,000, or 4.1%, from the second quarter of fiscal 1997, primarily due to the effects of the stronger U.S. dollar, but did not change significantly from the second quarter of fiscal 1997 when measured at constant exchange rates. Sales of computerized machine systems were adversely affected by a temporary reduction in availability of finished machine systems for shipment, which has since been resolved and is expected to contribute to higher shipments in the third quarter. Sales of stand-alone computer numerical control (CNC) systems, consisting primarily of the Autobend(R) and Delta(TM) series products, declined approximately $441,000, or 10.2%, reflecting reduced demand from original equipment manufacturers (OEM) and the Company's repositioning of these products for inclusion as fully-integrated components of computerized machine systems. The decrease in sales of CNC systems was partially offset by an increase in software sales. Sales of service parts and service fees decreased by approximately $200,000, or 6.0 %, compared to the second quarter of fiscal 1997, due principally to improvements in the durability of the Company's products, as well as the transfer to the Company's U.S. distributors of responsibility for certain service activities.

Compensating for the decline in sales was a substantial increase in new order bookings to $26.2 million, compared with $22.9 million for the corresponding 1997 period. Orders for computerized machine systems increased 30%, both in units and in constant dollar terms. The increase was most pronounced in the U.S. market, which posted a 54% increase in unit orders on the strength of demand for the Company's recently-introduced milling machine models, along with demand for the Company's computerized machining centers. European unit orders for computerized machine systems increased approximately 11% over the comparable quarter of fiscal 1997. The increase in computerized machine system orders was partially offset by a reduction in orders for stand-alone CNC systems, which paralleled the decline in shipments. The increase in new order bookings, combined with the temporary second-quarter delay in shipments of finished products, has resulted in an increase in the Company's backlog to $12.5 million at April 30, 1998 compared to $7.6 million at January 31, 1998 and $7.5 million at the end of fiscal 1997.


As a percentage of sales, gross profit for the second quarter of fiscal 1998 decreased to 29.2% compared to 30.4% for the corresponding period in fiscal 1997. The reduction was primarily attributable to reduced sales of stand-alone CNC systems, which historically have been associated with higher margins.

Interest expense for the second quarter of fiscal 1998 decreased approximately $328,000, or 61%, from the amount reported for the corresponding 1997 period primarily due to a reduction in outstanding borrowings to $6.4 million at April 30, 1998 compared to $18.5 million one year earlier.

License fee income and payments received in settlement of litigation from certain alleged infringers of IMS' interactive machining patents aggregated $4.3 million, net of expenses, during the second quarter of fiscal 1998, a decrease of nearly 29% from the $6.0 million recorded during the corresponding period in fiscal 1997. Such fees, after deducting foreign withholding taxes, were approximately $3.7 million during the second quarter of fiscal 1998 compared to approximately $5.1 million in the prior year period. The decrease reflected the fact that license fees were unusually high in the second quarter of fiscal 1997. Management believes that IMS has now granted fully-paid licenses to most of the manufacturers who IMS alleged were employing its patented technology. Accordingly, although IMS intends to actively enforce and license its patent rights, management believes that it is unlikely that aggregate license fee income for the balance of fiscal 1998 will equal the amounts recorded in the second half of fiscal 1997.

The provision for foreign income taxes was the result of foreign withholding taxes of $576,000 related to the license fee payments and litigation settlements, while the remainder was related to the earnings of a foreign subsidiary.

Six Months Ended April 30, 1998 Compared to Six Months Ended April 30, 1997

Sales and service fees for the first half of fiscal 1998 were slightly higher than those recorded in the 1997 period before the effect of foreign currency rate changes when converting foreign revenues into U.S. dollars for financial reporting purposes. However, as a result of a strengthened U.S. dollar, sales and service fees after such conversion declined approximately $1.2 million, or 2.7%, from the amount reported during the first half of fiscal 1997. Sales of computerized machine systems increased $1.2 million, or 4.2%, after currency translation effects, as a result of strong demand, primarily in Germany, for the Company's new line of 30-inch and 40-inch machining systems that incorporated its Ultimax(R) interactive control software. Sales of computerized machining systems increased $2.5 million, or 8.9%, when measured at constant exchange rates. Sales of stand-alone CNC systems declined approximately $1.8 million, or 20.1% from the 1997 first half level, reflecting reduced OEM demand and the Company's repositioning of these products for inclusion as fully-integrated components of computerized machine systems. Sales of service parts and service fees decreased by $551,000, or 7.7% compared to the first half of fiscal 1997, due principally to improvements in the durability of the Company's products as well as the transfer to the Company's U.S. distributors of responsibility for certain service activities.

New order bookings were $48.3 million, an increase of 9.2% from the $44.2 million reported for the first half of fiscal 1997, after currency translation effects. When measured at constant exchange rates, however, new orders were approximately 11.4% above the fiscal 1997 level. Orders for computerized machine systems, at constant exchange rates, increased approximately 29% over the first half of fiscal 1997. Orders for stand-alone CNC systems, which were not significantly affected by currency translation, declined by 23%, paralleling the decline in shipments of these products.

As a percentage of sales, gross profit decreased to 28.4% compared to 29.7% for the first half of fiscal 1997. The reduction was primarily attributable to reduced sales of stand-alone CNC systems and sales of service parts, both of which historically have been associated with higher margins.

License fee income and payments received in settlement of litigation from certain alleged infringers of IMS' interactive machining patents aggregated $5.8 million, net of expenses, during the first half of fiscal 1998, slightly below the $6.2 million recorded during the corresponding period in fiscal 1997. Such payments, after deducting foreign withholding taxes, were approximately $5.1 million during the first half of fiscal 1998 compared to approximately $5.3 million in the prior year period.

Interest expense for the first half of fiscal 1998 decreased approximately $576,000, or 54%, from the amount reported for the corresponding 1997 period primarily due to a substantial reduction in outstanding borrowings to $6.4 million at April 30, 1998 compared to $18.5 million one year earlier.

The provision for foreign income taxes was the result of foreign withholding taxes of $648,000 related to payments of license fees and litigation settlements, while the remainder was related to the earnings of a foreign subsidiary.

Foreign Currency Risk Management

The Company seeks to manage its foreign currency exposure through the use of foreign currency forward exchange contracts. The Company does not speculate in the financial markets and, therefore, does not enter into these contracts for trading purposes. The Company also endeavors to moderate its currency risk related to significant purchase commitments with certain foreign vendors through price adjustment agreements that provide for a sharing of, or otherwise limit, the potential adverse effect of currency fluctuations on the costs of purchased products. The results of these programs achieved management's objectives for the first half of fiscal 1998. See Note 4 to the Condensed Consolidated Financial Statements.



LIQUIDITY AND CAPITAL RESOURCES

At April 30, 1998, the Company had cash and temporary investments of $7.9 million compared to $3.4 million at October 31, 1997. Cash provided by operations totaled approximately $9.0 million in the second quarter of fiscal 1998, compared to $4.7 million for the same period of fiscal 1997. Cash flow from operations included approximately $4.9 million of license fees and litigation settlements received, net of expenses paid and foreign taxes withheld during the 1998 second quarter.

For the six months ended April 30, 1998, cash provided by operations was $9.5 million, of which $5.5 million was attributable to license fees and settlements of litigation received, net of expenses paid and foreign taxes withheld.

Working capital was $25.1 million at April 30, 1998, compared to $22.9 million at October 31, 1997. The increase was attributable primarily to the increase in cash and temporary investments of $4.5 million for the first six months of fiscal 1998, offset by a $2.9 million increase in payables. The increase in payables is the result of increased inventory purchases during the latter part of the second fiscal quarter. The ratio of current assets to current liabilities was 2.2 to 1 at April 30, 1998 and 2.2 to 1 at October 31, 1997.

Capital investments for the quarter and six months ended April 30, 1997 consisted principally of expenditures for software development projects and purchases of equipment. Cash used for investing activities during the quarter and year to date were funded by cash flow from operations.

Outstanding borrowings under the Company's existing credit facilities were reduced by $2.6 million during the second quarter of fiscal 1998, primarily as a result of payments made with cash flow from operations. As of April 30, 1998, the Company had unutilized availability of $12.9 million under its credit facilities. The Company was in compliance with all loan covenants at April 30, 1998.

Management  believes that  anticipated  cash flow from  operations and available
borrowings  under  the  credit   facilities  will  be  sufficient  to  meet  its
anticipated cash requirements in the foreseeable future.

                           PART II - OTHER INFORMATION


Item 1.  LEGAL PROCEEDINGS

As previously reported, the Company and its wholly-owned subsidiary, IMS Technology, Inc. (IMS) are parties to a number of pending legal actions involving the IMS interactive machining patent (the Patent), including patent infringement actions and actions brought by third parties against IMS and the Company relating to the Patent.

Two previously reported actions pending in the United States District Court for the Northern District of Illinois and one previously reported action pending in the United States District Court for the Eastern District of Virginia, in which Mitsubishi Electric Corporation and Mitsubishi Electric Industrial Controls (collectively, Mitsubishi) and certain customers of Mitsubishi were parties, were dismissed during the second fiscal quarter as a result of a settlement agreement reached among the parties.

On March 26, 1998, IMS commenced an action against Centroid Corporation (Centroid), Brother International Corp. (Brother), MTI Corporation (MTI) and Control Techniques Drives, Inc. (Control) in the United States District Court for the Eastern District of Virginia. The actions seeks monetary damages and an injunction against future infringement of the Patent. During the second fiscal quarter, Brother and MTI entered into license agreements with IMS providing for payment of lump-sum cash amounts to IMS and the claims against Brother and MTI in the action were dismissed. Claims against Centroid and Control are still pending.

On May 6, 1998, Centroid commenced a separate action against IMS, the Company, three officers of IMS and patent counsel for IMS in the United States District
Court of the Middle District of Pennsylvania. The complaint makes numerous allegations regarding the defendants' actions in obtaining and enforcing the Patent, including allegations of fraud, violations of the Racketeer Influenced and Corrupt Organization Act and the Lanham Act, allegations of misrepresentations made to Centroid's customers and interference with prospective business relationships. The complaint seeks monetary damages, trebled pursuant to law, interest, costs of suit and an injunction against enforcement of the Patent. Based upon the information available, and after consultation with counsel, management believes that the claims brought by Centroid are without merit and intends to vigorously defend them and to pursue patent infringement claims against Centroid.

All of the pending actions described above are in the early stages and management is unable to predict the outcome of any of these actions.

The Company is involved in various other claims and lawsuits arising in the ordinary course of business, none of which, in the opinion of management, is expected to have a material adverse effect on its consolidated financing position or results of operations.

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









June 12, 1998