Form 10-Q
period 1998-07-31
HURCO COMPANIES INC
filed 1998-09-10
CIK 315374

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)

      Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended July 31, 1998 Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to
      _________.


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

The number of shares of the Registrant's common stock outstanding as of August 31, 1998 was 6,594,311.

                              HURCO COMPANIES, INC.
                      July 1998 Form 10-Q Quarterly Report


                                Table of Contents



                         Part I - Financial Information



                                                                            Page
Item 1.       Condensed Financial Statements

              Condensed Consolidated Statement of Operations -
                  Three months and nine months ended July 31, 1998
                  and 1997....................................................3

              Condensed Consolidated Balance Sheet -
                  As of July 31, 1998 and October 31, 1997....................4

              Condensed Consolidated Statement of Cash Flows -
                  Three months and nine months ended July 31, 1998 and 1997...5

              Notes to Condensed Consolidated Financial Statements............6


Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations.............................7



                           Part II - Other Information



Item 1.       Legal Proceedings..............................................12

Item 4.       Submission of Matters to a Vote of Security Holders............12

Item 6.       Exhibits and Reports on Form 8-K...............................13


Signature....................................................................13

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                              HURCO COMPANIES, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                      (In thousands, except per-share data)


                                    Three Months Ended         Nine Months Ended
                                          July 31,                  July 31,
                                      --------------            -------------
                                       1998      1997           1998       1997
--------------------------------------------------------------------------------
                                         (unaudited)               (unaudited)

Sales and service fees..............$23,444    $24,637        $67,106    $69,495

Cost of sales and service........... 16,464     17,462         47,716     48,992
                                    -------   --------       --------    -------
     Gross profit...................  6,980      7,175         19,390     20,503

Selling, general and
administrative expenses.............  5,573      5,352         15,951     15,615
                                    -------    -------        -------    -------
     Operating income ..............  1,407      1,823          3,439      4,888

License fee income and litigation
settlement fees, net................  1,025      1,221          6,810      7,396

Interest expense, net...............    149        473            633      1,533

Other expense, net..................     72         34             97         84
                                    -------    -------        -------    -------
     Income before taxes............  2,211      2,537          9,519     10,667

Provision for foreign income taxes..    381          3          1,233        917
                                    -------    -------        -------    -------
Net income.........................$  1,830    $ 2,534        $ 8,286    $ 9,750
                                    =======    =======        =======    =======
Earnings per common share
     Basic.........................$    .28    $   .39        $  1.27    $  1.49
                                    =======    =======        =======    =======
     Diluted.......................$    .27    $   .38        $  1.23    $  1.46
                                    =======    =======        =======    =======


Weighted average common
shares outstanding
     Basic.........................   6,472      6,536          6,528      6,535
                                    =======    =======        =======    =======
     Diluted.......................   6,664      6,690          6,720      6,675
                                    =======    =======        =======    =======

The accompanying notes are an integral part of the condensed consolidated financial statements.

                              HURCO COMPANIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                (Dollars in thousands, except per share amounts)
                                                    July 31,         October 31,
                                                      1998              1997
-------------------------------------------------------------------------------
ASSETS                                            (Unaudited)        (Audited)
Current assets:
     Cash and temporary investments............... $   7,021          $   3,371
     Accounts receivable..........................    15,988             15,687
     Inventories..................................    26,773             21,752
     Other........................................     1,719              1,412
                                                    --------           --------
         Total current assets.....................    51,501             42,222
                                                    --------           --------
Long-term license fees receivable.................     1,010              1,178
                                                    --------           --------
Property and equipment:
     Land    .....................................       761                761
     Building.....................................     7,067              7,067
     Machinery and equipment......................    10,549             11,463
     Leasehold improvements.......................     1,278              1,121
         Less accumulated depreciation and
          amortization............................   (10,556)           (11,218)
                                                     --------          ---------
                                                       9,099              9,194
                                                     --------          ---------
Software development costs, net of amortization...     4,459              4,447
Other assets .....................................     2,127              1,707
                                                     --------          ---------
                                                    $ 68,196           $ 58,748
                                                     ========          =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable.............................  $ 16,033           $  9,246
     Accrued expenses.............................     7,618              8,338
     Current portion of long-term debt............     1,786              1,786
                                                    --------            -------
         Total current liabilities................    25,437             19,370
                                                    --------            -------
Non-current liabilities:
     Long-term debt...............................     4,572              8,257
     Deferred credits and other obligations.......     1,315              1,345
                                                    --------            -------
            Total non-current liabilities.........     5,887              9,602
                                                    --------            -------
Shareholders' equity:
     Preferred stock:  no par value per share;
         1,000,000 shares authorized; no shares issued   --                 --
     Common stock: no par value; $.10 stated value
         per share; 12,500,000 shares authorized;
         and 6,461,111 and 6,544,831 shares issued
         and outstanding, respectively ............     646                654
     Additional paid-in capital....................  49,459             50,349
     Accumulated deficit...........................  (8,118)           (16,404)
     Foreign currency translation adjustment.......  (5,115)            (4,823)
                                                    --------           --------
         Total shareholders' equity................  36,872             29,776
                                                    --------           --------
                                                    $68,196            $58,748
                                                    ========           ========
The accompanying notes are an integral part of the condensed consolidated financial statements.

                              HURCO COMPANIES, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Dollars in thousands)

                                           Three Months Ended  Nine Months Ended
                                                July 31,            July 31,
                                           ------------------  -----------------
                                              1998     1997       1998    1997
--------------------------------------------------------------------------------
                                               (unaudited)         (unaudited)
Cash flows from operating activities:
   Net income ............................... $1,830   $2,534    $8,286  $9,750
   Adjustments to reconcile net income to net
   cash provided by (used for) operating activities:
     Depreciation and amortization...........    531      502     1,603   1,433
     Change in assets and liabilities:
     (Increase) decrease in accounts
      receivable............................. (1,505)    (381)      (65)  1,125
     (Increase) decrease in license fee
      receivables............................    (36)     150      (376)    165
     (Increase) decrease in inventories...... (4,342)   1,379    (5,203) (2,248)
     Increase (decrease) in accounts payable.  3,934     (800)    6,817  (1,844)
     Increase (decrease) in accrued expenses.   (211)     476      (641)   (807)
     Other...................................    201     (113)     (500)    449
                                              -------  -------   ------- ------
       Net cash provided by (used for)
       operating activities..................    402    3,747     9,921   8,023
                                              -------  -------   ------- ------
Cash flows from investing activities:
   Proceeds from sale of equipment...........      3       23        13     106
   Purchase of property and equipment........   (177)    (244)     (716)   (493)
   Software development costs................   (442)    (270)     (822)   (997)
   Other investments.........................    (24)     (11)     (220)   (429)
                                              -------  -------    ------ ------
     Net cash provided by (used for)
     investing activities....................   (640)    (502)   (1,745) (1,813)
                                              -------  -------    ------ ------
Cash flows from financing activities:
   Advances on bank credit facilities........    752    7,222     9,252  25,279
   Repayment on bank credit facilities ......   (752)  (9,722)  (11,152)(29,512)
   Repayment of term debt ...................     --      --     (1,786) (1,786)
   Proceeds from exercise of common stock
      options................................     18        5       100      13
   Purchase of common stock..................   (720)     --       (998)    --
                                               -------  ------  ------- -------
     Net cash provided by (used for)
     financing activities....................   (702)  (2,495)   (4,584) (6,006)
                                               -------  ------  ------- -------
Effect of exchange rate changes on cash......     39      229        58      36
                                               -------  ------  ------- -------
     Net increase (decrease) in cash and
     temporary investments...................   (901)     979     3,650     240
Cash and temporary investments
     at beginning of period..................  7,922    1,138     3,371   1,877
                                              -------  --------  ------- -------
Cash and temporary investments
     at end of period........................ $7,021   $2,117    $7,021  $2,117
                                              =======  ========  ======= =======
The accompanying notes are an integral part of the condensed consolidated financial statements.

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

The condensed financial information as of July 31, 1998 and 1997 is unaudited but includes all adjustments which the Company considers necessary for a fair presentation of financial position at those dates and its results of operations and cash flows for the three months and nine months then ended. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended October 31, 1997.

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

During  the  third  quarter  ended  July 31,  1998,  IMS  entered  into  license agreements and litigation settlements with a number of manufacturers and end-users of interactive CNCs, some of which were defendants in patent infringement actions brought by IMS. These agreements resulted in the recognition of license fee and litigation settlement fee income of approximately $1.0 million, net of expenses, all of which was received in the third quarter.

3.   PROVISION FOR FOREIGN INCOME TAXES

The provision for foreign income taxes represents primarily foreign withholding taxes and income tax related to a foreign subsidiary.

4.   HEDGING

The Company seeks to hedge its exposure to fluctuations in foreign currency exchange rates through the use of foreign currency forward exchange contracts. The U.S. dollar equivalent notional amount of outstanding foreign currency forward exchange contracts was approximately $14.0 million as of July 31, 1998 (substantially all related to firm intercompany sales commitments) and $19.0 million as of October 31, 1997 ($17.8 million related to intercompany sales commitments). Deferred losses related to hedges of future sales transactions were approximately $194,000 as of July 31, 1998, compared to deferred losses of $408,000 as of October 31, 1997. Contracts outstanding at July 31, 1998 mature at various times through October 9, 1998. All contracts are for sale of currency. The Company does not enter into these contracts for trading purposes.

5.       EARNINGS PER SHARE

Basic and diluted earnings per common share are based on the weighted average number of common shares outstanding. Diluted earnings per common share give effect to outstanding stock options using the treasury stock method. Common stock equivalents totaled approximately 190,000 shares as of July 31, 1998. As of July 31, 1998, the Company had repurchased 125,000 shares of its common stock under its previously-announced stock repurchase program.

6.   ACCOUNTS RECEIVABLE

The allowance for doubtful accounts was $712,000 as of July 31, 1998 and $757,000 as of October 31, 1997.

7.   INVENTORIES

Inventories, priced at the lower of cost (first-in, first-out method) or market are summarized below (in thousands):

                                           July 31, 1998     October 31, 1997
                                           -------------     ----------------
     Purchased parts and sub-assemblies     $   11,896          $   9,749
     Work-in-process                             1,861              1,578
     Finished goods                             13,016             10,425
                                            ----------          ---------
                                            $   26,773          $  21,752
                                            ==========          =========

8.   TAX CONTINGENCY

The German tax authority is challenging the Company's 1996 transfer of net operating losses between two German subsidiaries of the Company that merged in fiscal 1996. The contingent tax liability resulting from this issue is approximately $1.4 million. The Company is contesting the claim and, as of July 31, 1998, no provision for the contingency has been recorded.


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

RESULTS OF OPERATIONS

Three Months Ended July 31, 1998 Compared to Three Months Ended July 31, 1997

Sales and service fees for the third quarter of fiscal 1998 declined approximately $1.2 million, or 4.8%, from the amount recorded during the third quarter of fiscal 1997. Of the total decrease, approximately $373,000 was attributable to the effects of a stronger U.S. dollar when translating foreign sales of computerized machine systems for financial reporting purposes. Sales of stand-alone computer numeric control (CNC) systems, substantially all of which were domestic, decreased approximately $916,000, or 22.5%, reflecting reduced shipments to original equipment manufacturers of the Company's
Delta(TM) Series CNC systems, as well as a decrease in the related service fees, as the Company repositions these products for marketing as components of integrated machine systems. The Company's ongoing transfer of customer servicing responsibility to certain of its distributors also contributed to a decline in service fees. Sales of software and parts increased slightly over the third quarter of fiscal 1997.

New order bookings were $22.1 million, compared to $25.7 million for the corresponding 1997 period, a decrease of 14%. Of the total decrease, approximately $1.9 million was attributable to a reduction in orders for stand-alone CNC systems consistent with the Company's planned repositioning of these products. The balance, which was associated with computerized machine systems, reflected the combined effects of a stronger U.S. dollar when translating orders from foreign markets and a higher percentage of smaller, lower-priced, models in the product mix. On a unit basis, orders for computerized machine systems increased approximately 1.8%. A 27% increase in orders from foreign markets - most notably Germany and France, which more than compensated for weakness in the United Kingdom and Southeast Asia - was offset by a decline of approximately 30.4% in the United States, reflecting the combined effects of an unusually strong domestic order rate in the second quarter of fiscal 1998, the impact on certain domestic market sectors of the economic turmoil in Asia and the recent strike at General Motors assembly plants. Backlog was $11.4 million at July 31, 1998 compared to $12.5 million at April 30, 1998 and $7.5 million at October 31, 1997.

Gross profit margins as a percentage of sales continued to be strong at 29.8%, compared to 29.1% in the third quarter of fiscal 1997, due, in part, to the favorable effects of the strong U.S. dollar on the Company's costs of Asian-sourced products.

Operating expenses increased $221,000, or 4.1%, due primarily to new product launches and expenses associated with the Company's preparation for the bi-annual International Manufacturing Trade Show to be held in September 1998. The Company is introducing nine new computerized metal cutting machine systems and four new computerized metal fabrication machine systems at IMTS.

License fees and payments received in settlements of litigation from certain alleged infringers of IMS' interactive machining patents aggregated $1.0 million, net of legal expenses, during the 1998 third quarter, a decrease of $196,000, or 16.0%, from the $1.2 million recorded during the corresponding 1997 period. IMS has now granted fully-paid licenses to most of the manufacturers believed to be employing its technology and, therefore, aggregate license fee income for fiscal 1998 is likely to be less than the amount recorded in fiscal 1997.

Interest expense, net of interest income, for the third quarter of fiscal 1998 decreased $324,000, or 68.5%, from the amount reported for the corresponding period of fiscal 1997, reflecting the substantially lower amount of debt outstanding.

The provision for foreign income taxes of $381,000 relates primarily to the earnings of a foreign subsidiary which no longer has the benefit of net operating loss carryforwards to offset taxable income.

Nine Months Ended July 31, 1998 Compared to Nine Months Ended July 31, 1997

Sales and service fees for the first nine months of fiscal 1998 decreased approximately $2.4 million, or 3.4%, compared to the corresponding period of fiscal 1997. Of the total decrease, approximately $1.7 million reflected the effects of a stronger U.S. dollar when translating foreign currency sales of computerized machine systems for financial reporting purposes.

Sales of computerized machine systems increased $2.7 million, or 6.0%, when measured at constant exchange rates. The increase was most pronounced in Europe where sales of computerized machine systems increased $2.8 million, or 10.7%, before the adverse impact of foreign currency translation. Sales of computerized machine systems were flat in the United States but declined $271,000, or 40.0%, in Southeast Asia, before currency translation effects, due to the continued economic turmoil in that region. Also contributing to the increase in computerized machine systems sales were $568,000 of sales of machine systems featuring the Autobend(R) and Delta(TM) Series CNC systems reflecting the repositioning of these product lines.

Sales of stand-alone CNC systems declined $2.6 million, or 20.1%, compared to the first nine months of fiscal 1997. The decrease was primarily attributable to a decline in sales of the Company's Delta(TM) Series and Autobend(R) CNC system product lines to original equipment manufacturers as the Company repositions these products for inclusion as fully integrated components of computerized machine systems. Currency translation had little impact on the decline in CNC system sales because the majority of CNC system sales occur in the U.S. market.

Service fees and parts sales declined $989,000, or 8.8%, due principally to reduced service fees, reflecting the combined effects of the decline in stand-alone CNC systems and the Company's ongoing transfer of customer servicing responsibility to certain of its distributors.

Operating expenses increased $336,000, or 2.2%, during the first nine months of fiscal 1998 compared to the same period in fiscal 1997. The increase was primarily attributable to new product launches and the Company's preparations for the bi-annual International Manufacturing Trade Show.

Interest expense, net of interest income, for the first nine months of fiscal 1998 decreased $900,000, or 58.7%, from the amount reported for the corresponding period of fiscal 1997 due primarily to $3.7 million of debt reduction and a $3.7 million increase in cash and temporary investments.

License fee income and payments received in settlements of litigation from certain alleged infringers of IMS' interactive machining patents aggregated $6.2 million, net of legal expenses and foreign withholding taxes, during the first nine months of fiscal 1998, a decrease of $266,000, or 4.1%, from the $6.5 million recorded during the corresponding period of fiscal 1997.

The provision for foreign income taxes consists of approximately $640,000 of foreign withholding taxes in fiscal 1998 compared to $896,000 during the corresponding period of fiscal 1997. Also included in income tax expense in fiscal 1998 is $571,000 of income tax expense related to the earnings of a foreign subsidiary which no longer has the benefit of net operating loss carryforwards to offset taxable income.

Foreign Currency Risk Management

The Company seeks to manage its foreign currency exposure through the use of foreign currency forward exchange contracts. The Company does not speculate in the financial markets and, therefore, does not enter into these contracts for trading purposes. The Company also endeavors to moderate its currency risk related to significant purchase commitments with certain foreign vendors through price adjustment agreements that provide for a sharing of, or otherwise limit, the potential adverse effect of currency fluctuations on the costs of purchased products. The results of these programs achieved management's objectives for the first nine months of fiscal 1998. See Note 4 to the Condensed Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

At July 31, 1998, the Company had cash and temporary investments of $7.0 million compared to $3.4 million at October 31, 1997. Cash provided by operations totaled approximately $400,000 in the third quarter of fiscal 1998 compared to $3.7 million for the same period of fiscal 1997. The decrease is primarily due to an increase in operating working capital in the fiscal 1998 third quarter as compared to a decrease in operating working capital in the prior year period, along with the decrease in net income.

For the nine months ended July 31, 1998, cash provided by operations was $9.9 million, of which $6.9 million was attributable to license fees and payments received in settlements of litigation, net of related expenses.

Working capital was $26.1 million at July 31, 1998, compared to $22.9 million at October 31, 1997. The increase was attributable primarily to an increase in cash and temporary investments of $3.7 million. Inventory increased $4.3 million in the third fiscal quarter and approximately $5.0 million for the first nine months of the year, reflecting increased computer control and electronic components on hand along with increased product deliveries from the Company's contract manufacturers. Products are purchased under commercial letters of credit with terms generally ranging from 60 to 120 days. Purchases are reflected in increased accounts payable of $6.8 million for the fiscal year to date. At July 31, 1998, accounts payable include $9.2 million due under commercial letters of credit, of which approximately $5.6 million will mature in the fourth fiscal quarter and will be funded by available cash and cash flow from operations. The ratio of current assets to current liabilities was 2.0 to 1 at July 31, 1998 and 2.2 to 1 at October 31, 1997.

Capital investments for the quarter and nine months ended July 31, 1998 consisted principally of expenditures for software development projects and purchases of equipment. Cash used for investing activities during the quarter and year to date were funded by cash flow from operations.

As of July 31, 1998, the Company had repurchased 125,000 shares of its common stock under its previously-announced stock repurchase program. These shares are reflected as a reduction of common stock outstanding in calculating basic and fully-diluted earnings per common share.

Total debt at July 31, 1998 was $6.4 million, representing 15% of total capitalization, compared to $16.0 million, or 39% of total capitalization, at July 31, 1997. The Company's cash and temporary investments exceeded total debt at July 31, 1998.

Management believes that anticipated cash flow from operations and available borrowings under credit facilities will be sufficient to meet its anticipated cash requirements in the foreseeable future.

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

Two previously reported actions involving Centroid Corporation (Centroid) have been resolved. In the action commenced by IMS against Centroid in the United States District Court for the Eastern District of Virginia, a consent judgment was entered in favor of IMS, the parties agreed to a license for the Patent and Centroid acknowledged the validity of the Patent. In a related action brought by Centroid against IMS, the Company, three officers of IMS and Patent counsel for IMS in the United States District Court for the Middle District of Pennsylvania, the action was dismissed with prejudice and Centroid agreed to reimburse IMS, the Company and its counsel for legal fees incurred in defending the action.

In a previously reported action commenced by IMS against Haas Automation, Inc. and Gene Francis Haas which is pending in the United States District Court for the Eastern District of Virginia, the court denied the defendants' motion for summary judgment and has scheduled trial for October 1998.

On July 17, 1998, IMS commenced an action against Okamoto Corporation and Taizo Hosoda in the United States District Court for the Northern District of Illinois. The action seeks monetary damages, injunctive relief, and attorneys' fees and costs for infringement of the Patent. Additionally, IMS has asserted a related claim against the defendants arising out of their tortuous interference with IMS's contractual relationship with an expert witness who was retained to testify in another lawsuit. IMS is seeking damages in excess of $75,000 and exemplary damages against the defendants in the related claim.

Management is unable to predict the outcome of any of the actions described above.

The Company is involved in various other claims and lawsuits arising in the ordinary course of business, none of which, in the opinion of management, is expected to have a material adverse effect on its consolidated financial position or results of operations.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company's Annual Meeting of Shareholders held on May 12, 1998, the following individuals were elected to the Board of Directors by the following votes cast at the meeting:

                                                                 Abstentions and
                             Affirmative Votes  Negative Votes  Broker Non-Votes
     Brian D. McLaughlin          5,954,005          1,417            34,610
     E. Keith Moore               5,954,082          1,340            34,610
     Richard T. Niner             5,954,578            844            34,610
     O. Curtis Noel               5,954,405          1,017            34,610
     Charles E.M. Rentschler      5,955,305            117            34,610


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



September 10, 1998