Form 10-Q/A
period 1998-07-31
HURCO COMPANIES INC
filed 1998-10-01
CIK 315374

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 AMENDMENT NO. 1
                                       ON
                                   FORM 10-Q/A

(x) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 31, 1998

(  )     Transition Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934

For the transition period from ______________ to ________________

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.

                               Yes       X                    No
                                      .........                ...........

The number of shares of the Registrant's common stock outstanding as of August 31, 1998 was 6,594,311.

This Form 10-Q/A is being filed solely for the purpose of amending Part II, Item 4 in the Company's Quarterly Report of Form 10-Q for the period ended July 31, 1998 which was filed with the Commission on September 10, 1998 to correct a typographical error. Item 4 "Submission of Matters to a Vote of Security Holders" is hereby amended as shown below.


                           PART II - OTHER INFORMATION

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company's Annual Meeting of Shareholders held on May 12, 1998, the following individuals were elected to the Board of Directors by the following votes cast at the meeting:

                                                           Abstentions and
                  Affirmative Votes Negative Votes        Broker Non-Votes
Hendrik J. Hartong, Jr.   5,954,578            844              34,610
Andrew L. Lewis IV        5,954,818            604              34,610
Brian D. McLaughlin       5,954,005          1,417              34,610
E. Keith Moore            5,954,082          1,340              34,610
Richard T. Niner          5,954,578            844              34,610
O. Curtis Noel            5,954,405          1,017              34,610
Charles E.M. Rentschler   5,955,305            117              34,610

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                         HURCO COMPANIES, INC.


September 30, 1998                                 By:      /s/ Roger J. Wolf
                                                            -----------------

                                                                Roger J. Wolf
                                                        Senior Vice President,
                                                         Secretary, Treasurer
                                                  and Chief Financial Officer