Form 10-K
period 1998-10-31
HURCO COMPANIES INC
filed 1999-01-27
CIK 315374

SECURITIES AND EXCHANGE COMMISSION
                                 Washington, D.C. 20549

                                       FORM 10-K

(Mark One)

      Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required] for the fiscal year ended October 31, 1998 or Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required] for the transition period from _________ to _________.


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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to the filing requirements for at least the past 90 days. Yes X No


The  aggregate   market  value  of  the   Registrant's   voting  stock  held  by
non-affiliates as of, January 22, 1999 was $26,010,945.


The number of shares of the Registrant's common stock outstanding as of January 22, 1999 was 5,945,359.

DOCUMENTS INCORPORATED BY REFERENCE:   None

Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

                                      PART I

Item 1.  BUSINESS

(a)    General Development of Business

Hurco Companies, Inc. is an industrial automation company. We design and produce interactive computer numerical control (CNC) systems and software and computerized machine systems for sale through our own distribution network to the worldwide machine tool consuming market. Our proprietary CNC systems and related software products are either sold as an integral component of our own computerized machine systems or sold separately to machine tool end users and other machine tool manufacturers who integrate them with their own products.

We pioneered the application of microprocessor technology and conversational programming software to machine tool controls and, since the company's founding in 1968, have been a leader in the introduction of interactive CNC systems that automate manufacturing processes and improve productivity in certain segments of the metalworking industry. We have concentrated on designing "user-friendly" CNC systems that can be operated by both skilled and unskilled machine tool operators and yet are capable of instructing a machine tool to perform complex tasks. The combination of microprocessor technology and patented interactive, conversational programming software in our CNC systems enables operators on the production floor to quickly and easily create a program for machining or forming a particular part from a blueprint or electronic design and immediately begin production of that part.

Our executive offices and principal design, engineering, and manufacturing management operations are headquartered in Indianapolis, Indiana. Sales, application engineering and service offices are located in Indianapolis, Indiana; Farmington Hills, Michigan; High Wycombe, England; Munich, Germany; Paris, France; and Singapore. A United States distribution facility is located in Long Beach, California.


(b)      Financial Information About Industry Segments

We operate in one business segment, which consists of CNC systems and software and computerized machine systems for metal cutting and metal forming operations.

(c)      Narrative Description of Business


General

The manufacture of metal parts for industrial and consumer products primarily involves two major processes: metal cutting and metal forming. These processes are performed by machine tools. Metal cutting machine tools produce parts by milling, drilling, turning and grinding a solid block of metal. Metal forming machine tools fabricate parts by shearing, punching, forming and bending flat sheets of metal.

Approximately three-fourths of the world's machine tools are made for metal cutting applications. The milling machine is one of the most common types of metal cutting machines. Milling machines shape a part by moving a rotating cutting tool, such as a drill, tap or mill, across a metal block. Although a majority of the milling machines in current use are still manually operated, an increasing number are now operated using CNC systems such as those produced by our company. CNC-operated milling machines automatically and precisely shape parts by directing the movement of a cutting tool according to a program specifically designed for the desired part. Some CNC-operated milling machines, referred to as machining centers, are equipped with automatic tool changers that enable several different cutting tools to be used in a programmed sequence on the same part with as little as a few seconds interruption time to change cutting tools.

Metal forming machines include press brakes, presses, shears and punches. The press brake is the basic machine tool used to perform simple bending operations on a wide variety of sheet metal to create parts such as computer cabinets, door frames, aircraft components and electrical enclosures. Each press brake uses one or more manual or automated gauge systems that determine where the bend will be made in the sheet metal part. Automated press brakes utilize CNC systems such as those we produce.

We have pursued a strategy that is focused on developing and distributing to the worldwide machine tool market a comprehensive line of interactive CNC products that incorporate proprietary technology designed to enhance the user's productivity through ease of operation and adaptability to a wide range of manufacturing applications. As part of this strategy, we have adopted an open systems architecture that permits our CNC systems and software to be used with a variety of hardware platforms and have emphasized an "operator friendly" design that employs interactive "conversational" programming software. We outsource all of our machine tool manufacturing operations and a portion of our computer control manufacturing to certain independent contract manufacturers and concentrate our resources on product research, development, design and engineering, marketing, distribution and customer service.

Products

Our  principal  products  consist  primarily  of  computerized  machine  systems
(CNC-operated milling machines, machining centers and metal forming press brakes) into which our proprietary CNC systems have been fully-integrated. We also produce CNC systems and related software for both metal cutting and metal forming machines that are sold as retrofit control systems. In addition, we produce and distribute software options, control upgrades, hardware accessories and replacement parts and provide operator training and support services to our customers.

The following table sets forth the contribution of each of these product groups to our total sales and service fees during each of the past three fiscal years:

                                               Year Ended October 31
(Dollars in thousands)                    1998         1997          1996
                                          ----         ----          ----

Computerized Machine Systems......$64,770 (69.3%) $61,679 (64.4%) $65,518(65.9%)
CNC Systems and Software*......... 14,727 (15.8%)  19,296 (20.2%)  18,353(18.5%)
Service Parts.....................  9,424 (10.1%)   9,612 (10.0%)  10,005(10.1%)
Service Fees......................  4,501  (4.8%)   5,142  (5.4%)   5,475 (5.5%)
                                    --------------------------------------------
                                  $93,422(100.0%) $95,729(100.0%)$99,351(100.0%)
                                    ======= ====== ======= ===== ======= ======


* Amounts shown do not include CNC systems sold as an integrated component of computerized machine systems.


Computerized Machine Systems

Metal Cutting Systems - Ultimax

We design and market CNC-operated milling machines and vertical machining centers, each of which is equipped with a fully-integrated interactive Ultimax control system. All of these machines are built to our specifications by independent contract manufacturers utilizing our CNC systems, which we provide. Our current line of machine tools is a complete family of products with different levels of performance features for different market applications ranging in price from $35,000 to $165,000.

In the second fiscal quarter of 1998, we introduced two new milling machine products. These machines replaced earlier models and have an X-axis travel of 30 inches and 40 inches.

From fiscal 1996 through fiscal 1998, our machining center product line consisted primarily of a proprietary designed 30-inch X-axis travel vertical machining center introduced in 1994 and a 40-inch X-axis travel vertical machining center introduced in 1996. We also offer a 50-inch X-axis travel machining center that is not our proprietary design which will be discontinued in fiscal 1999.

In the fourth fiscal quarter of 1998, we introduced three new proprietary vertical machining center products. The three machines have an X-axis travel of 24 inches, 64 inches and 40 inches, respectively. The third machine is the only machine in our product line that features a vertical traveling column.

Metal Cutting Systems - DynaPath(TM)

In fiscal 1998, we expanded our product strategy to include marketing 2-axis and 3-axis milling machines featuring fully-integrated Delta CNC systems. These machine systems are sold under the DynaPath(TM) name through one of our subsidiaries. In fiscal 1999, we expect to further expand this product line to include turning machines.

Metal Forming Systems

In the first quarter of fiscal 1998, we introduced a press brake (bending machine) that incorporates our Autobend CNC system. This product is sold to the North American market by our own distribution network. We also began offering European style precision-ground tooling which is sold either in conjunction with a press brake or directly to end-users of press brakes.

CNC Systems and Software

Our CNC systems and software are marketed under the tradenames Ultimax(R), UltiPath(TM), Delta (TM) and Autobend(R). The Ultimax(R), UltiPath(TM) and Delta(TM) product lines are used to control metal cutting machine tools. Autobend(R) CNC systems are used to control metal forming press brakes.

o    Ultimax

Our patented Ultimax twin screen "conversational" CNC system, sold solely as a fully-integrated feature of a Hurco milling machine or machining center, incorporates an interactive and powerful "data block" programming methodology supported by extensive geometric and process data calculation software tools. This CNC system enables a machine tool operator to create complex two-dimensional part programs directly from blue print inspection. Machine operators with little or no programming experience can successfully program parts and begin cutting operations in a short time with minimum special training. Since the initial introduction of the Ultimax CNC in 1984, we have added enhancements related to operator programming productivity, CAD compatibility, data processing throughput and motion control speed and accuracy. In 1998, we introduced the latest generation of the Ultimax CNC, the Ultimax 4 programming station, which uses a Pentium* processor featuring a newly-designed operator console with liquid crystal display screens. By incorporating Industry Standard Architecture (ISA) personal computer (PC) platform components, this CNC product offers improved performance while ensuring access to the most effective computing hardware and software technology.

In 1995, we introduced a software option that interprets part programs written for the worldwide installed base of CNCs manufactured by our competitors. This software option, which provides industry standard data format compatibility, enables end-users to use our Ultimax CNC to run part programs initially programmed for a substantial portion of the large installed base of competitive CNCs and is intended to increase our access to the contract machining market. In 1995, we developed a lower-cost "Single Screen" version of the Ultimax CNC to facilitate the penetration of the contract machining market. In late fiscal 1996, the Single Screen Ultimax CNC was made available on our milling machines and machining centers.

o    UltiPath

UltiPath is a simple, low-cost interactive PC-based CNC system that permits conversational programming. This control product is intended for the 2-axis and 3-axis entry level machining market and enables skilled and unskilled machine operators to convert manual machine operations to easy-to-use CNC parts processing. The UltiPath CNC embodies our patented interactive machining technology and its recently-patented "Object Oriented" software design methodology. The control utilizes the Windows 95** operating system as a key component of its executive software. The UltiPath CNC was introduced in September 1996 and became available for shipment in the fourth quarter of fiscal 1997. The product is marketed through our distributors to end-users and to CNC control integrators and retrofitters serving the large installed base of manual milling machines.


*     Pentium is a registered trademark of Intel Corporation
**  Windows 95 is a registered trademark of Microsoft Corporation


o    Delta Series

Our Delta series CNCs, which feature microprocessor-based electronics incorporating ISA computer platform components to provide enhanced performance at lower cost, are designed for the worldwide metalworking industry and are used on milling machines, machining centers, turning centers and punching equipment. The Delta CNC system is based on industry standard point-to-point programming methodology but incorporates software features that group industry standard commands into useful part features, such as circles and frames, to simplify programming. The Delta CNCs are designed and configured as general purpose products, which offer flexibility, reliability and ease of integration with a wide variety of machine designs. The Delta CNC System is sold either as an integrated component of our recently introduced Dynapath(TM) Machine System or to end users of a wide range of machine tool systems, primarily through retrofitters.

o    Autobend

Autobend CNC systems are applied to press brakes that form parts from sheet metal and consist of a microprocessor-based CNC and back gauge. We have manufactured and sold the Autobend product line since 1968. We currently market two models of our press brake CNC systems, in combination with six different back gauges, through distributors to end-users as retrofit units for installation on existing or new press brakes, as well as to original equipment manufacturers and importers of press brakes. In fiscal 1998, the Autobend CNC system was sold as a fully-integrated feature of our press brake system.

o    CAM and Software Products

In addition to our CNC product lines, we offer metal cutting and forming software products for programming two and three dimensional parts. The primary products in this line are the Ultimax PC and PC+, off-line programming systems and a computer aided design (CAD)-compatible DXF (data file translation) software option. The products are marketed to users of both Ultimax and competitive CNC systems. Significant features of the Ultimax PC and PC+ include a CNC-compatible user interface, CAD compatibility and the availability of a configurable post processor. The DXF software option eliminates manual data entry of part features by transferring AutoCAD(TM) drawing files directly into an Ultimax CNC or the off-line programming system software, substantially increasing operator productivity. We have augmented our Autobend product line with a computer-aided manufacturing (CAM) software product, AutoBend PC(R), that enables the user to create and manipulate CNC compatible metal forming programs on a personal computer. In fiscal 1996, our Ultimax CNC was enhanced with a software option that provides industry standard data format compatibility.

In fiscal 1997, we introduced UltiPro(TM), a high-speed machining software product for our Pentium*-based Ultimax CNC platform. The UltiPro(TM) software enables a customer to increase machining productivity through the purchase of our computerized machine system or by retrofitting and upgrading an existing 486 PC-based Ultimax system with our new Pentium* platform and the UltiPro(TM) software. In fiscal 1998, we introduced UltiNet(TM), a networking product for use by our customers to transfer part design and manufacturing information to computerized machine systems at high speeds and to network computerized machine systems within a customer's manufacturing facility.

Parts and Service

Our in-house service organization provides installation, operator training and customer support for our products. During 1996, we began transferring to our principal distributors in the United States primary responsibility for machine installation and warranty service and support for new product sales. This program was substantially completed in fiscal 1998. Although installation and service costs are borne by the distributor, we offer a greater price discount to those distributors providing such services. Our own service organization continues to service and support the installed base of discontinued models and supports our distributors with respect to complex service operations. We also provide software options, CNC upgrades, accessories and replacement parts for our products. Among the options are software programs and additional CNC features that allow a customer to upgrade the performance of its milling machines and machining centers. Our after-sale parts and service business helps strengthen our customer relationships and provides continuous information concerning the evolving requirements of end-users.

Marketing and Distribution

The end-users of our products are thousands of precision tool, die and mold manufacturers, independent metal parts manufacturers and specialized production groups within large manufacturing corporations. Industries served include aerospace, defense, medical equipment, energy, injection molding, transportation and computer equipment.

Our computerized machine systems (integrated CNC-operated milling machines, machining centers and press brakes) along with software options and accessories, are sold primarily to end-users. We sell our computerized machine systems and CNC systems (i) to original equipment manufacturers of new machine tools who integrate them with their own products prior to the sale of those products to their own customers, (ii) to retrofitters of used machine tools who integrate them with those machine tools as part of the retrofitting operation and (iii) to end-users who have an installed base of machine tools, either with or without related CNC systems. During fiscal 1998, no single end-user of our products accounted for more than 5% of our total sales and service fees.

We sell our products through over 240 independent agents and distributors in 45 countries throughout North America, Europe and Asia. We also have our own direct sales personnel in the United States, England, France, Germany and Singapore, which are considered to be among the world's principal computerized machine system consuming countries. During fiscal 1998, no distributor accounted for more than 5% of our sales and service fees. We have continuing agreements with all of our distributors, but may terminate those agreements upon prior notice ranging from 30 days to 180 days. Approximately 80% of the worldwide demand for computerized machine systems and CNC systems comes from outside the U.S. and accordingly, we consider our international market presence to be critical to our operations.

We believe the demand for computerized machine systems and CNC systems is driven by changing industrial technology and the related need for process improvements as well as capacity expansion. Factors affecting demand include: (i) the declining supply of skilled machinists, (ii) the need to continuously improve productivity and shorten cycle time, (iii) an aging machine tool installed base that will require replacement with more advanced and efficient technology and
(iv) the industrial development of emerging countries in Asia and Eastern Europe. However, the demand for computerized machine systems and related products is highly dependent upon economic conditions and the general level of business confidence, as well as such factors as production capacity utilization and changes in governmental policies regarding tariffs, corporate taxation and other investment incentives. By marketing and distributing our products on a worldwide basis, we attempt to reduce the potential impact on our total sales and service fees by adverse changes in economic conditions in any particular geographic region.

Competition

Numerous companies compete with our product lines in both the United States and international markets. Many of these competitors are larger and have greater financial resources than we do. We strive to compete effectively by designing into our products critical proprietary features in our products that offer a distinct value differential from comparably-priced competitive products in terms of enhanced productivity, technological capabilities and ease of use. In addition, by offering our products in a range of prices and capabilities, we seek to meet the needs of a broad potential market. We also believe that our competitiveness is aided by our reputation for reliability and quality, our strong international sales and distribution organization and our extensive customer service organization.

In the world-wide industrial market, we are a leader in providing interactive CNC machine tools incorporating user-friendly, conversational programming systems. Our principal competitors in the CNC metal cutting machine tool market include Bridgeport Machines Inc., Cincinnati Machine (a division of Unova, Inc., formerly Cincinnati Milacron Inc.), Fadal Engineering (a subsidiary of Giddings & Lewis Inc.), Haas Automation, Inc., Milltronics Manufacturing Co., Republic-Lagun Machine Tool Co. and Tree Machine Tool Co. Inc. A large number of foreign builders including Matsuura Machinery Corporation, Mori Seiki Co., Ltd., Okuma Machinery Works Ltd. and Yamazaki Mazak Corporation also compete with us.

In the worldwide CNC systems market, we are a leader in providing user-friendly, "conversational" programming systems for computerized machine systems, although our principal competitors, such as Fanuc Ltd., Mitsubishi Machine Tools, Heidenhain Corp., Siemens Industrial Automation,
Inc.  Southwestern  Industries,   Bridgeport  Machines,  Inc.  and
Allen-Bradley Co., also offer "user-friendly" programming features. Fanuc Ltd. is the world's largest supplier of CNC systems.

We believe we are one of the largest domestic manufacturers of CNC gauging systems for press brakes. Automec Inc., a CNC gauge manufacturer, and Cybelec SA, a control manufacturer, are our major competitors for these products in the United States. We also compete with Cybelec in Europe.

Manufacturing

We have established a manufacturing strategy which includes the development of a global network of contract manufacturers who manufacture our products in accordance with our design, quality and cost specifications. This has enabled us to lower product costs, lower working capital per sales dollar and increase our worldwide manufacturing capacity without significant incremental investment in capital equipment or increased personnel.

Our computerized machine systems are manufactured to our specifications in Taiwan by three manufacturing contractors. We have worked closely with our Taiwan-based contract manufacturers to increase their production capacity to meet the rising demand for our machine tool products and believe that such capacity is sufficient to meet our current and projected demand. We have also entered into contract manufacturing agreements with two European machine tool builders. Although we are exploring additional manufacturing sources for certain of our computerized machine systems, alternative sources are not readily obtainable and any significant reduction in capacity or performance capability of our existing manufacturing contractors would have a material adverse effect on our operations.

In October 1996, we entered into a contract manufacturing agreement with a Taiwanese-based affiliate that is owned by our Company and a group of Taiwanese investors. This company is manufacturing certain CNC systems to our specifications and supplies certain proprietary and standard components for use in our domestic production. We believe that alternative sources for the proprietary components are readily available.

We assemble and test our CNC systems at our own facilities in Indianapolis, Indiana using readily available, industry-standard personal computer components (such as hard disk drives, VGA cards and motherboards) as well as proprietary system components that are produced to our specifications by several domestic suppliers. We expect substantially all remaining domestic CNC system assembly will be transferred to our Taiwan affiliate in fiscal 1999.

Backlog

Backlog consists of firm orders received from customers and distributors but not shipped. Backlog was $7.5 million, $7.4 million and $9.0 million as of October 31, 1998, 1997, and 1996, respectively.

Intellectual Property

We consider certain features of our products to be proprietary and we own, directly or through a subsidiary, a number of patents that are significant to our business. IMS Technology, Inc. (IMS), a wholly-owned subsidiary of our company, owns domestic and foreign patents covering the machining method practiced when a machine tool is integrated with an interactive CNC (these patents are collectively referred to as the "Interactive Machining Patents"). We also hold a non-exclusive license covering features of the automatic tool changer offered with certain of our CNC machining centers. In September 1995, we were awarded a new patent on an object-oriented, open architecture methodology for CNC software.

Beginning in October 1995, IMS initiated a number of infringement actions against enterprises that it believed were employing or practicing machining methods covered by one of the Interactive Machining Patents. These enterprises included end users of interactive CNCs, machine tool builders employing interactive CNCs within their products and CNC manufacturers whose control designs permit use of interactive methods when coupled to machine tools (CNC Users). At the present date, all but one action has been settled through licensing arrangements or litigation settlements. See Item 3. Legal Proceedings.

IMS has actively pursued a program to license the use of the Interactive Machining Patents. During the past three fiscal years, IMS entered into agreements with approximately 40 CNC Users under which IMS has granted a non-exclusive license to practice methods covered by the Interactive Machining Patents in exchange for lump-sum payments or fixed payments through fiscal 2001. We recorded license fee income of $6.3 million, $9.1 million and $590,000, net of legal fees and expenses, in fiscal 1998, 1997 and 1996, respectively. Subject to the continuing validity of the U.S. Interactive Machining Patent, certain of the existing license agreements at October 31, 1998 are expected to result in additional license fee income, net of legal fees and expenses, of approximately $797,000 through fiscal 2001. Under a license agreement with a principal supplier, approximately $534,000 is expected to be realized in the form of discounts on future purchases. In addition, IMS has received a royalty-free non-exclusive license under six patents owned by two of the licensees.

Research and Development

Research and development expenditures for new products and significant product improvements were $2.0 million, $1.9 million and $1.7 million in fiscal 1998, 1997 and 1996, respectively. In addition, we recorded expenditures of $1.3 million in 1998, $1.6 million in 1997 and $1.3 million in 1996 related to software development projects which were capitalized.

Employees

We had approximately 300 employees at the end of fiscal 1998, none of whom are covered by a collective-bargaining agreement or represented by a union. We have experienced no employee-generated work stoppages or disruptions and we consider our employee relations to be satisfactory.

(d) Financial Information About Foreign and Domestic Operations and Export Sales

The following represents a breakdown of our sales and service fees to the indicated geographic regions for the past three fiscal years (in thousands):
                                     1998              1997             1996
                                   -------           -------          -------

         North America........  $   43,867           $46,915          $50,398
         Europe...............      46,515            45,725           44,014
         Asia and other*......       3,040             3,089            4,939
                                  --------             -----            -----
           Total................$   93,422           $95,729          $99,351
                                ==========           =======          =======

         * Sales to Asia, including exports in fiscal 1998 constituted only $2.4 million, or 2.5% of total sales.

Export sales from the United States were $4.5 million in fiscal 1998, $5.3 million in fiscal 1997 and $5.8 million in fiscal 1996.

Information regarding Total Sales and Service Fees, Operating Income and Identifiable Assets by geographical area is shown in Note 15 to the Consolidated Financial Statements.

Item 2.  PROPERTIES

The following table sets forth the location, size and principal use of each of our facilities:

          Location         Square Footage                Principal Uses

Indianapolis, Indiana         165,000(1)      Corporate headquarters, design and
                                              engineering, product testing, CNC
                                              assembly, sales, application
                                              engineering and customer service.

Long Beach, California          3,000             United  States Distribution.

Farmington Hills, Michigan     37,500(2)      Design and engineering, product
                                              testing, CNC assembly, sales,
                                              application engineering and
                                              customer service.

High Wycombe, England          45,000(3)      Sales, application engineering,
                                              customer service.

Paris,France                    2,800         Sales, application engineering,
                                              customer service.

Munich, Germany                10,700         Sales, application engineering,
                                              customer service.

Singapore                       1,200         Sales, application engineering
                                              customer service
---------------------

 (1)    Approximately 65,000 square feet is available for lease in fiscal 1999.
 (2)    Approximately 24,000 square feet is available for lease in fiscal 1999.
 (3) Approximately 24,000 square feet have been sublet to a subtenant since November 1995.

We own the Indianapolis facility and lease the other facilities. The leases have terms expiring at various dates ranging from March 1999 to February 2004. We believe that all of our facilities are well maintained and are adequate for our needs now and in the foreseeable future. We do not believe that we would experience any difficulty in replacing any of the present facilities if any of our leases were not renewed at expiration.

Item 3.  LEGAL PROCEEDINGS

As previously reported, Hurco and IMS, have been parties to a number of proceedings which involved alleged infringement of one of the Interactive Machining Patents. At the present date, all but one action has been settled through licensing arrangements or litigation settlements. The only remaining action is described below.

On July 3, 1997, IMS commenced an action in the United States District Court of Virginia against Haas Automation, Inc. and its owner (collectively, Haas) and certain other end users and manufacturers of computerized machine tool systems. The action sought monetary damages and an injunction against future infringement. IMS subsequently entered into settlements with all defendants other than Haas and dismissed claims against them. As previously reported, on October 2, 1998 the trial court granted summary judgment in favor of Haas and dismissed the action, finding that there was no infringement by Haas based on the court's claim interpretation and its finding that a floppy disk is not the equal of a cassette tape. Haas' affirmative defenses challenging the validity of the IMS patent were also dismissed. IMS subsequently filed an appeal to the United States Court of Appeals for the Federal Circuit. The appeal seeks relief from the trial court's order regarding claim interpretation of the IMS patent, the order granting defendants' motion for summary judgment and the final judgment in favor of Haas. Haas has filed a cross-appeal to the same court from the trial court's order regarding claim construction of the IMS patent. The appeal and cross-appeal are currently pending. Although management continues to believe that the IMS claims of patent infringement have substantial merit, it is unable to predict the outcome of this matter.

Item. 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                                                PART II



Item 5.    MARKET FOR THE REGISTRANT'S EQUITY AND RELATED
           STOCKHOLDER MATTERS

Our Common Stock is traded on the Nasdaq Stock Market under the symbol "HURC". The following table sets forth the high and low sales prices of the shares of Common Stock for the periods indicated, as reported by the Nasdaq Stock Market.

                                         1998                    1997
                                 --------------------- ---------------------
         Fiscal Quarter Ended:     High          Low      High          Low
         --------------------     -------------------   --------------------
         January 31..............$8-31/32      $ 6-1/4  $ 6-1/4      $ 4-1/2
         April 30................   9-1/4        6-1/4    6-1/4        4-3/4
         July 31.................   9            6-7/8    6-3/16       5-1/4
         October 31..............   7-1/8        6-1/4    9-7/16       5-3/4


We do not currently pay dividends on our Common Stock and intend to continue to retain earnings for working capital, capital expenditures and debt reduction.

There were approximately 504 holders of record of our Common Stock as of January 5, 1999.

During the period covered by this report, we did not sell any equity securities that were not registered under the Securities Act of 1933, as amended.

Item 6.  SELECTED FINANCIAL DATA

The Selected Financial Data presented below have been derived from our Consolidated Financial Statements for the years indicated and should be read in conjunction with the Consolidated Financial Statements and related notes set forth elsewhere herein.


                                             Year Ended October 31,
                                   1998      1997      1996      1995     1994
                                -----------------------------------------------
Statement of Operations Data:       (In thousands, except per share amounts)

Sales and service fees......... $93,422   $95,729   $99,351   $89,632   $72,628

Gross profit................... $27,939   $27,773   $28,421   $23,470   $15,565

Selling, general and adminis-
 tration expenses.............. $21,786   $21,047   $21,343   $19,002   $18,129

Restructuring charge........... $ 1,162   $    --   $    --   $    --   $    --

Operating income (loss)........ $ 4,991   $ 6,726   $ 7,078   $ 4,468   $(2,564)

Interest expense............... $   876   $ 1,938   $ 3,211   $ 4,250   $ 3,301

License fee income and
 litigation settlement
 fees, net..................... $ 6,974   $10,095   $   590   $    --   $    --

Net income (loss).............. $ 9,254   $13,804   $ 4,264   $   204   $(5,791)

Earnings (loss)
 per common share-diluted...... $  1.39   $  2.06   $   .72   $   .04   $ (1.07)

Weighted average common
 shares outstanding-diluted....   6,670     6,704     5,907     5,536     5,407


                                                As of October 31,
                                  1998      1997       1996     1995      1994
                                 ----------------------------------------------
Balance Sheet Data:                          (Dollars in thousands)

   Current assets............. $55,143    $42,222    $44,108   $46,356   $43,096

   Current liabilities........ $25,794    $19,370    $23,336   $26,479   $16,985

   Working capital ........... $29,349    $22,852    $20,772   $19,877   $26,111

   Current ratio..............     2.1        2.2        1.9       1.8       2.5

   Total assets............... $71,696    $58,748    $59,750   $61,421   $59,558

   Long-term obligations...... $ 8,162    $ 9,602    $20,273   $27,459   $35,245

   Total debt................. $ 8,358    $10,043    $22,110   $33,599   $34,813

   Shareholders' equity....... $37,740    $29,776    $16,141   $ 7,483   $ 7,328

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Selected Financial Data and the Consolidated Financial Statements and Notes thereto appearing elsewhere herein. Certain statements made in this report may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements or the machine tool industry to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, (i) changes in general economic and business conditions that affect demand for Computer Numeric Control (CNC) systems, machine tools and software products, (ii) changes in manufacturing markets, (iii) innovations by competitors, (iv) quality and delivery performance by our contract manufacturers and (v) governmental actions and initiatives including import and export restrictions and tariffs.

Results of Operations

The following table presents, for the fiscal years indicated, selected items from the Consolidated Statements of Operations expressed as a percentage of worldwide sales and service fees and the year-to-year percentage changes in the dollar amounts of those items.

                                  Percentage of Revenues  Year-to-Year % Change
                                                            Increase (Decrease)
                               1998       1997      1996    98 vs. 97  97 vs. 96
                               ----      -----     -----    ---------  ---------

   Sales and service fees.... 100.0%     100.0%    100.0%     (2.4%)     (3.6%)
   Gross profit..............  29.9%      29.0%     28.6%      0.6%      (2.3%)
   Selling, general and
     administrative expenses.  23.3%      22.0%     21.5%      3.5%      (1.4%)
   Restructuring charge......   1.2%        --        --        --         --
   Operating income..........   5.3%       7.0%      7.1%    (25.8%)     (5.0%)
   Interest expense..........   0.9%       2.0%      3.2%    (54.8%)    (39.6%)
   Net income................   9.9%      14.4%      4.3%    (33.0%)    223.7%


Fiscal 1998 Compared With Fiscal 1997

Net income for the fiscal year ending October 31, 1998 was $9.3 million, or $1.39 per share, on a diluted basis, compared to $13.8 million, or $2.06 per share, for the preceding year. Included in 1998 results was a $1.2 million restructuring charge (which is more fully discussed below and in Note 16 to the Consolidated Financial Statements). Net income in fiscal 1998 and 1997 also included $6.3 million and $9.1 million, respectively, of license fees and litigation settlements net of expenses and foreign withholding taxes. Excluding the restructuring charge and net license fee and litigation settlements, net income in fiscal 1998 would have been $4.1 million, or $.61 per share, on a diluted basis, compared to $4.7 million, or $.70 per share, in fiscal 1997. In addition, the provision for income taxes in fiscal 1998 increased by $906,000, or 88%, primarily the result of the earnings of a foreign subsidiary which no longer has the benefit of net operating loss carryforwards to offset taxable income.

Sales and service fees were $93.4 million for fiscal 1998, a decrease of 2.4% from the $95.7 million reported in fiscal 1997. The decrease in sales for the fiscal year was due in part to the negative impact of a stronger U.S. dollar during the first three fiscal quarters, when converting foreign sales to U.S. dollars for financial reporting purposes. At constant exchange rates, net sales and service fees for the fiscal year would have been $95.0 million.

Sales of computerized machine systems, before foreign currency translation effects, increased $4.6 million, or 7.5%, for the fiscal year and accounted for 69.3% of our annual sales and service fees. Domestic sales of computerized machine systems in fiscal 1998 approximated the fiscal 1997 level while sales in the United Kingdom, which experienced unfavorable economic conditions, declined $2.6 million, or 24.1%. Sales of computerized machine systems in continental Europe, primarily Germany and France, increased $6.6 million, or 26.2%, in fiscal 1998. Also contributing to the increase in computerized machine systems was our offering of a new milling machine featuring a fully integrated Delta(TM) CNC system sold under the DynaPath(TM) name and our press brake system sold with a fully integrated Autobend CNC system. Both computerized machine systems were released for sale in the second half of fiscal 1998.

The increase in sales of computerized machine systems was offset by a $4.8 million, or 27.4%, decline in sales of stand-alone CNC systems. The decline in stand-alone CNC systems was the result of reduced shipments to original equipment manufacturers (OEM's) and retrofit dealers of stand-alone CNC systems, primarily related to our Delta Series CNC systems, as we reposition these products for marketing as components of integrated machine systems.

Service income declined by approximately $600,000, or 12.1%, as a result of our on-going transfer of customer servicing responsibility to certain of our distributors as well as improved quality of the computerized machine systems.

International sales, including export sales from the United States, increased to approximately 54.5% of consolidated sales and service fees for fiscal 1998 compared to 51.4% for fiscal 1997.

Orders for the year were $92.4 million compared to $94.8 million in the prior year, a $2.4 million, or 2.5%, decrease. Computerized machine system orders increased $2.4 million, or 4.8%, while stand-alone CNC system orders decreased $3.7 million, or 24.0%. Computerized machine system unit orders in continental Europe (principally Germany & France) increased 23.7% while orders in the United States and England declined 5.8% reflecting weaker demand in those markets. Offsetting the increase in computerized machine system orders was a decline in stand-alone CNC system orders units of 26.4%. The decline in orders for stand-alone CNC systems is the result of our repositioning these products for marketing as components of integrated computerized machine systems.

Backlog was $7.5  million at October  31,  1998 and $7.4  million at October 31,
1997.

Gross profit margin as a percentage of sales increased to 29.9% in fiscal 1998 compared to 29.0% in the prior year. The increase was primarily the result of reduced costs of computerized machine systems produced by our contract manufacturers in Taiwan due to the weakening of the New Taiwan dollar in fiscal 1998. Also contributing to the improved margin was an increased mix of higher-margin European sales.

As disclosed in Note 16 to the Consolidated Financial Statements, we recorded a restructuring charge in the fourth quarter of fiscal 1998 totaling $1.2 million related to our subsidiary Autocon Technologies, Inc. (ATI). ATI historically marketed its Delta series of CNC systems to OEM's and through retro-fit dealers. Throughout fiscal 1998, we have been repositioning ATI to market its CNC products as components of fully integrated computerized machine systems under the DynaPath(TM) brand name. The first of several planned models of the DynaPath(TM) machine systems product line was successfully launched in fiscal 1998 resulting in sales of $500,000. The decline in OEM controls sales, concurrent with a decline in demand for retro-fit CNC systems and inventory write-downs, resulted in operating losses related to ATI, before restructuring charges, of $1.2 million for the fiscal year ended October 31, 1998.

In October 1998, we initiated a more comprehensive restructuring of ATI's business to include consolidation of operations, contract manufacturing of CNC systems in Taiwan, simplification of the CNC product offering and cancellation of certain product development projects, as well as rationalizing the sales and customer service activities. This restructuring program, which is expected to be completed during the first half of fiscal 1999, resulted in a $1.2 million restructuring charge. The restructuring charge was comprised of approximately $600,000 of reserves for the write down of fixed assets and $600,000 of accrued liabilities for employee severance costs and obligations under lease of manufacturing and office space that will no longer be used.

Interest expense for fiscal 1998 decreased approximately $1.1 million, or 54.8%, from the amount reported for the corresponding period in fiscal 1997, primarily due to debt reduction in fiscal 1998 combined with the full year effect of the $12.1 million debt reduction that occurred in fiscal 1997.

License fee income and litigation settlement fees for fiscal 1998, represented 62.3% of income before taxes compared to 68.1% in fiscal 1997 and was attributable almost entirely to licenses entered into during the year by IMS. As of October 31, 1998, license fees of approximately $797,000, net of legal fees and expenses, have been deferred and are expected to be recognized through fiscal 2001. There are a limited number of remaining CNC users that IMS has identified as potential licensees. Accordingly, we believe that it is unlikely that future license fee income and litigation settlement fees will equal that recorded in fiscal 1998. For further information, refer to Note 10 to the Consolidated Financial Statements.

The provision for income taxes in fiscal 1998, consisted of approximately $640,000 of foreign withholding taxes resulting from license fee income and litigation settlement fees and approximately $1.2 million related to the earnings of a foreign subsidiary which no longer has the benefit of net operating loss carryforwards to offset taxable income. The provision for foreign income taxes in fiscal 1997 consisted almost entirely of foreign withholding taxes resulting from license fee income and litigation settlement fees. Net operating loss carryforwards available to offset pre-tax income in future periods are set forth in Note 6 to the Consolidated Financial Statements.

A German tax examiner has contested our transfer of net operating losses between two of our German subsidiaries that merged in fiscal 1996. The contingent tax liability resulting from this issue is approximately $1.4 million. We have protested this matter and the German tax authorities are expected to rule on the tax examiner's finding in the first half of fiscal 1999. In the event an unfavorable ruling is received from the German tax authorities, we will appeal to the German Federal Tax Court. No provision for the contingency has been recorded.

Fiscal 1997 Compared With Fiscal 1996

Sales and service fees in fiscal 1997 decreased $3.6 million, or 3.6%, compared with fiscal 1996. Of the total decrease, $2.6 million reflected the net effects of translating foreign currency revenues into U.S. dollars for financial reporting purposes.

Sales of computerized machine systems, which totaled $61.7 million in fiscal 1997, were 5.9% below the $65.5 million recorded during fiscal 1996. The decrease occurred in the U.S. market, with a decline of $2.4 million, or 8.9%, as well as in S. E. Asia, where the decline of $1.9 million, or 69.9%, was most pronounced and reflected the economic turmoil in that region. Sales of computerized machine systems in Europe increased $523,000, or 1.5%, in spite of the adverse impact of foreign currency translation. The first half of fiscal 1996 was marked by an unusually high level of shipments, as the increasing availability of products from our contract manufacturers permitted an accelerated reduction of the higher than normal backlog that existed at the end of fiscal 1995. Sales of CNC systems and software (which do not include systems that are sold as an integral part of a machine tool) increased during fiscal 1997 by $974,000, or 5.5%, primarily due to increased shipments of Autobend(R) control products in response to improved worldwide market demand. Sales of service parts and service fees decreased by $757,000, or 4.7%, compared to fiscal 1996, which is attributable to improvements in recent years in the quality of our products along with a transfer of responsibility to our distributors in the United States for certain servicing activities. International sales, including exports from the United States, increased to approximately 51.4% of consolidated sales for fiscal 1997 compared to 44.9% for fiscal 1996.

Worldwide new order bookings during fiscal 1997 were $94.8 million, an increase of 1.8% from the $93.1 million reported for fiscal 1996, in spite of the unfavorable effect of weaker foreign currencies. New order bookings would have been $97.4 million, an increase of 4.6% measured at average fiscal 1996 exchange rates (constant U.S. dollars).

New orders for computerized machine systems increased 7.5% in units and 11.1% in constant U.S. dollars. Domestic U.S. computerized machine systems orders increased 9.3% in units and 16.1% in dollars which was attributable primarily to demand for our proprietary-designed 40- inch axis machining center models introduced in late fiscal 1996. Computerized machine system orders in Europe increased 15.3% in units and 14.3% in constant U.S. dollars, due in large part to demand for the new 40-inch axis models. These increases were partially offset by a decline in computerized machine systems orders in South East Asia of $1.9 million, or 69.9%, to less than $1.0 million in fiscal 1997.

New orders for CNC systems and software, exclusive of CNC systems and software sold as an integrated component of machine tools, declined $1.3 million, or 7.1%, due primarily to reduced orders for the Delta series controls from OEM customers.

Backlog at October 31, 1997 was $7.4 million compared to $9.0 million at October 31, 1996.

Gross profit percentage, as a percentage of sales, increased to 29.0% in fiscal 1997, compared to 28.6% for fiscal 1996 net of currency translation effects. The improvement in margin is attributable to the combined effects of an increased percentage of higher-margin European shipments in the total sales mix and increased domestic and European shipments of higher-margin products introduced in the latter part of fiscal 1996.

Selling, general and administrative (SG&A) expense in fiscal 1997 decreased by approximately $300,000, or 1.4%, from fiscal 1996 and is primarily the result of translating operating expenses of foreign subsidiaries into U.S. dollars for financial reporting purposes.

Interest expense for fiscal 1997 decreased approximately $1.3 million, or 39.6%, from the amount reported for the corresponding period in fiscal 1996, primarily due to a $12.1 million reduction in outstanding borrowings and the payment during fiscal 1996 of $240,000 of nonrecurring fees to our lenders.

License fee income, net for fiscal 1997, represented approximately 68.1% of income before taxes compared to 13.5% in fiscal 1996 and was attributable almost entirely to licenses entered into during the year by IMS.

The provision for income taxes is almost entirely the result of foreign withholding taxes related to license payments received during the fiscal year. The income tax liability incurred in the United States and certain other jurisdictions was offset by the reversal of valuation allowance reserves against our net operating loss carryforwards.

Primarily as a result of the substantial licensing fee income received during the period, net income for fiscal 1997 increased by approximately $9.5 million compared to fiscal 1996. The increase also reflected the benefits of improved margins and the substantial reduction in interest expense.

Year 2000 Compliance

The Year 2000 Problem. Many information technology ("IT") hardware and software systems ("IT Systems") and Non-IT Systems containing embedded technology, such as microcontrollers and micro processors ("Non-IT Systems"), can only process dates with six digits (e.g., 06/26/98), instead of eight digits (e.g., 06/26/1998). This limitation may cause IT Systems and Non-IT Systems to experience problems processing information with dates after December 31, 1999 (e.g., 01/01/00 could be processed as 01/01/2000 or 01/01/1900) or with other dates, such as September 9, 1999, which was a date traditionally used as a default date by computer programmers. These problems may cause IT Systems and Non-IT Systems to suffer miscalculations, malfunctions or disruptions. These problems are commonly referred to as "Year 2000" or "Y2K" problems.

Our State of Readiness. We have begun to implement a plan to ensure that the IT Systems and material Non-IT Systems that we control are Y2K compliant before January 1, 2000. In the first phase of the plan, which has been completed, we assessed the potential exposure of our IT Systems and material Non-IT Systems to Y2K problems. In the second phase, which we have also completed, we designed a procedure to remediate our exposure to Y2K problems in the IT Systems and material Non-IT Systems that we control. We are currently in the third phase, which involves the actual remediation and enhancements of the IT Systems and material Non-IT Systems that we control. After we complete the third phase, we will begin the fourth and final phase of testing the remediation and enhancements to the IT Systems and material Non-IT Systems that we control to ensure Y2K compliance.

We believe that we have identified all IT Systems and material Non-IT Systems that we control that may require Y2K remediation. We have assigned nine people (both employees and outside consultants) to complete the remediation and enhancements to our IT Systems that we control. We plan to complete the remediation, enhancements and testing by June 30, 1999.

We have assigned three employees to either remediate or cause the remediation of material Non-IT Systems that we control and that we have identified as possessing a Y2K problem. We plan to complete the remediation of these Non-IT Systems by June 30, 1999. We have acquired some of these Non-IT Systems during the past few years and we believe that a substantial number of these newer systems do not possess a Y2K problem. In addition, the vendors of some of these newer Non-IT Systems have warranted them to be Y2K compliant. We have contacted the third parties who control our other material Non-IT Systems (including, without limitation, communication systems, security systems, electrical systems and HVAC systems) to assess whether any of these systems possess a Y2K problem that could adversely affect our operations if a malfunction occurred. We have also implemented procedures to help ensure that any new Non-IT Systems that we acquire or utilize are Y2K compliant.

We have completed Year 2000 testing on our CNC products and have prepared technical bulletins that describe the products tested and the impact Year 2000 will have on those products. These technical bulletins are available upon request or can be obtained from our web site (Hurco.com). We believe that our CNC products will continue to function in Year 2000 with only some models experiencing a minor file dating issue. We are developing a policy for providing software updates to those products that will have the dating issue.

The Costs to Address the Company's Year 2000 Issues. Our costs through October 31, 1998 to identify and remediate our Year 2000 problems have not been material. Our costs to complete the Year 2000 project are not expected to be material either.

The Risks Associated With Our Year 2000 Issues. Our Year 2000 compliance effort has not identified any worst case scenarios that we believe are reasonably likely to occur. We do not expect Year 2000 issues to interrupt our business unless disruption occurs as a result of year 2000 problems involving basic infrastructure outside of our control.

Our computerized machine systems are manufactured primarily by three contract manufacturers in Taiwan. An interruption in supply from the contract manufacturer could have a material adverse effect on our operations. We have received assurances from all contract manufacturers that Year 2000 will not cause delays in production. Although we have not identified any specific Year 2000 issues that are reasonably likely to impact the production of the contract manufacturers, because of the uncertainty of the year 2000 issue, some risk of disruption in production does exist.

Contingency Plan. We will continue to evaluate the impact Year 2000 will have on our contract manufacturers. If Year 2000 issues are identified that we believe could reasonably disrupt production of the contract manufacturers, we will delay our fiscal 1999 finished goods inventory reduction program and maintain finished goods inventory at a level to protect against anticipated production delays. We will continue monitoring the Year 2000 issue and will develop a contingency plan if a reasonably likely risk is identified.

EURO Currency

Many of the countries in which we sell our products and services are Member States of the Economic and Monetary Union ("EMU"). Beginning January 1, 1999, Member States of the EMU may begin trading in either their local currencies or the euro, the official currency of EMU participating Member States. Parties are free to choose the unit they prefer in contractual relationships during the transitional period, beginning January 1999 and ending June 2002. Our computer system contains the functionality to process transactions in either a country's local currency or the euro. We do not currently anticipate any material adverse effects on our operations related to the EMU's conversion to the euro. However, there can be no assurance that the conversion of EMU Member States to the euro will not have a material adverse effect on our operations.

Foreign Currency Risk Management

We manage our foreign currency exposure through the use of foreign currency forward exchange contracts. We do not speculate in the financial markets and, therefore, do not enter into these contracts for trading purposes. We also moderate our currency risk related to significant purchase commitments with certain foreign vendors through price adjustment agreements that provide for a sharing of, or otherwise limit, the risk of currency fluctuations on the costs of purchased products. The results of these programs achieved our objectives in fiscal 1998 and fiscal 1997. See Note 1 to the Consolidated Financial Statements.

Liquidity and Capital Resources

At October 31, 1998, we had cash and cash equivalents of $3.3 million compared to $3.4 million at October 31, 1997. Cash provided by operations totaled $5.9 million in fiscal 1998, compared to $16.0 million in fiscal 1997. Cash flow from operations in fiscal 1998 was enhanced by receipts of approximately $7.0 million of license fees, net of legal fees and taxes, received during fiscal 1998, compared to $9.1 million in fiscal 1997.

Working capital was $29.3 million at October 31, 1998, compared to $22.9 million at October 31, 1997. The working capital increase is attributable to an increase in inventory of $8.8 million and accounts receivable of $2.8 million offset by a $6.9 increase in accounts payable.

The increase in inventories relates primarily to finished product available for shipment along with components to support current production schedules. The increase is attributable to planned increases in production by our contract manufacturers for the latter half of fiscal 1998, combined with lower than expected demand. We anticipate an additional increase in finished product inventory during the first half of fiscal 1999, which is expected to be absorbed during the second half of the fiscal year as reduced supplier delivery schedules take effect.

The increase in accounts receivable is entirely attributable to the timing of shipments in the fourth fiscal quarter. Days sales outstanding were 48 days at October 31, 1998 and 1997. The increase in accounts payable relates to the increased shipments from contract manufacturers late in the fiscal year under terms which generally range from 60 to 120 days. Accounts payable are expected to decrease during the second half of fiscal 1999 commensurate with reduced inventory purchases.

Capital investments for the fiscal year ended October 31, 1998 consisted principally of expenditures for software development projects and purchases of equipment. Cash used for investing activities during the year were funded by cash flow from operations.

We repurchased 254,500 shares of our common stock through October 31, 1998, under our previously announced stock repurchase program. These shares are reflected as a reduction of common stock outstanding in calculating basic and diluted earnings per common share.

Total Debt at October 31, 1998 was $8.4 million, representing 18.1% of total capitalization, compared to $10.0 million, or 25.2%, of total capitalization at October 31, 1997.

Our bank credit agreement was amended on December 19, 1998 to permit borrowings, at any one time outstanding, of up to $25.0 million (inclusive of letter of credits of $15.0 million). All other terms under the agreement remained unchanged. We were in compliance with all loan covenants at October 31, 1998. We believe that anticipated cash flow from operations and available borrowings under credit facilities will be sufficient to meet our anticipated cash requirements in the foreseeable future.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risks


Interest Rate Risk

Our bank line of credit is affected by the general level of U.S. and European interest rates and/or Libor. However, we only had $2.0 million outstanding under our bank line of credit at October 31, 1998 and the effect of interest rate changes would not be significant.


Foreign Currency Exchange Risk

A significant portion of our product content is sourced from foreign suppliers or built to our specifications by contract manufacturers overseas. Our contractual arrangements with those suppliers typically include foreign currency risk sharing agreements which reduce the effects of currency fluctuations on product cost. The predominant portion of foreign currency exchange rate risk regarding product cost relates to the New Taiwan Dollar.

In Fiscal 1998, approximately 54.5% of our sales and service fees, including export sales, were derived from overseas markets. All computerized machine systems, CNC systems and certain proprietary service parts are sourced by a central engineering and manufacturing division of the U.S. parent company and re-invoiced to our foreign sales and service subsidiaries, primarily in their functional currencies. The parent company enters into forward foreign exchange contracts from time to time to hedge the cash flow risk related to inter-company sales and inter-company accounts receivable in foreign currencies. We do not speculate in the financial markets and, therefore, do not enter into these contracts for trading purposes.

Forward contracts for the sale of foreign currencies as of October 31, 1998:

                     Notional Amount  Weighted Avg.                 Market Value
                      in Foreign      Forward Rate  Notional Amount  October 31,
Foreword Contracts     Currency                       in U.S. $         1998
   ---------           --------         ------           -------      ---------
Maturity Dates

Deutsche Mark         9,800,000        1.6878          5,806,420      5,924,100
Nov '98-Mar '99
French Franc         11,000,000        5.8242          1,888,200      1,983,300
Nov '98-Jan '99
Sterling              3,450,000        1.6869          5,819,510      5,706,990
Nov '98-Jan '99

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


             Report of Independent Public Accountants

To the Shareholders and
Board of Directors of
Hurco Companies, Inc.

We have audited the accompanying consolidated balance sheets of Hurco Companies, Inc. (an Indiana corporation) and subsidiaries as of October 31, 1998 and 1997, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the three years in the period ended October 31, 1998. These financial statements and schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hurco Companies, Inc. and subsidiaries as of October 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended October 31, 1998, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in Item 14(a) 2 is
presented  for  purposes  of  complying   with  the   Securities   and  Exchange
Commission's rules and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.






                                                            ARTHUR ANDERSEN LLP


Indianapolis, Indiana
December 2, 1998.

                                 HURCO COMPANIES, INC.
                         CONSOLIDATED STATEMENTS OF OPERATIONS

                                            Year Ended October 31,
                                    1998              1997             1996
                               (Dollars in thousands, except per share amounts)

Sales and service fees.........  $ 93,422         $  95,729         $ 99,351

Cost of sales and service .....    65,483            67,956           70,930
                                  -------          ---------         --------

     Gross profit..............    27,939            27,773           28,421

Selling, general and
administrative expenses........    21,786            21,047           21,343

Restructuring charge
(Note 16)......................     1,162                --               --
                                 --------         ---------         --------

     Operating income .........     4,991             6,726            7,078

License fee income and
litigation settlement fees,
net(Note 13)...................     6,974            10,095              590

Interest expense...............       876             1,938            3,211

Other income(expense),net......        99               (51)             (99)
                                  -------         ---------       -----------

     Income before income
        taxes..................    11,188            14,832            4,358

Provision for income taxes
(Note 6).......................     1,934             1,028               94
                                  -------         ---------       -----------

Net income ....................  $  9,254          $ 13,804         $  4,264
                                 ========         =========         ========

Earnings per common share
 - basic.......................  $   1.42         $    2.11         $    .74
                                 ========         =========         ========

Weighted average common
shares outstanding - basic.....     6,498             6,536            5,786
                                 ========         =========        =========

Earnings per common share
- diluted......................  $   1.39         $    2.06         $    .72
                                 ========         =========         ========

Weighted average common
shares outstanding - diluted...     6,670             6,704            5,907
                                 ========         =========         ========

The accompanying notes are an integral part of the Consolidated Financial Statements.

                                HURCO COMPANIES, INC.
                            CONSOLIDATED BALANCE SHEETS

ASSETS
                                                          As of October 31,
                                                        1998           1997
Current assets:
       (Dollars in thousands, except per share amounts)
   Cash and cash equivalents......................  $   3,276      $   3,371
   Accounts receivable, less allowance
    for doubtful accounts
    of $769 in 1998 and $757 in 1997..............     18,896         15,687
   Inventories ...................................     30,817         21,752
   Other..........................................      2,154          1,412
                                                     ---------      ---------
     Total current assets.........................     55,143         42,222
                                                     ---------      ---------
Long-term license fee receivables
    (Note 13).....................................        797          1,178
                                                     ---------      ---------
Property and equipment:
   Land...........................................        761            761
   Building.......................................      7,067          7,067
   Machinery and equipment........................     11,184         11,463
   Leasehold improvements.........................      1,107          1,121
                                                     ---------      ---------
                                                       20,119         20,412
   Less accumulated depreciation
   and amortization of............................    (11,037)       (11,218)
                                                     ---------       --------
                                                        9,082          9,194
                                                     ---------       --------
Software development costs, less
accumulated amortization of $6,014
   in 1998 and $4,692 in 1997......................     4,231          4,447
Other assets.......................................     2,443          1,707
                                                     ---------       --------
                                                    $  71,696      $  58,748
                                                     ---------       --------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable................................ $  13,235      $   7,448
   Accounts payable-related parties................     2,556          1,798
   Accrued expenses................................     7,157          6,886
   Accrued warranty expenses.......................     1,060          1,452
   Current portion of long-term debt...............     1,786          1,786
                                                     ---------        -------
     Total current liabilities.....................    25,794         19,370
                                                     ---------        -------
Non-current liabilities:
   Long-term debt .................................     6,572          8,257
   Deferred credits and other .....................     1,590          1,345
                                                     ---------        -------
                                                        8,162          9,602
                                                     ---------        -------
Commitments and contingencies (Notes 10, 11 and 13)

Shareholders' equity:
   Preferred stock: no par value per share; 1,000,000 shares
     authorized; no shares issued...................       --             --
   Common stock: no par value; $.10 stated value per
     share; 12,500,000 shares authorized; 6,340,111 and
     6,544,831 shares issued and outstanding in 1998
     and 1997, respectively.........................      634            654
   Additional paid-in capital.......................   48,662         50,349
   Accumulated deficit..............................   (7,150)       (16,404)
   Foreign currency translation adjustment..........   (4,406)        (4,823)
                                                     ---------       --------
     Total shareholders' equity.....................   37,740         29,776
                                                     ---------       --------
                                                    $  71,696      $  58,748
                                                     ========         ======
The accompanying  notes are an integral part of the Consolidated
Financial Statements.

                            HURCO COMPANIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                      Year Ended October 31,
                                                1998         1997          1996
                                                ----         ----          ----
Cash flows from operating activities:               (Dollars in thousands)
   Net income .............................. $  9,254     $ 13,804     $  4,264
   Adjustments to reconcile net income to
   net cash provided by operating activities:
     Depreciation and amortization...........   2,138        2,078        2,677
     Restructuring charge.......................1,162           --           --
     Unrealized (gain) loss on foreign currency
          transactions...............            (219)         294          267
     Change in assets/liabilities
      (Increase) decrease in accounts receivable(2,808)      1,043          356
      (Increase) decrease in inventories........(8,775)      2,107          959
      Increase (decrease) in accounts payable....6,864      (2,096)         856
      Decrease in accrued expenses................(994)       (681)        (534)
      Other...................................... (712)       (525)        (346)
                                                -------    -------       -------
       Net cash provided by operating activities.5,910      16,024        8,499
                                                -------     ------        ------
Cash flows from investing activities:
   Proceeds from sale of equipment................. 93         126           34
   Purchase of property and equipment...........(1,013)       (640)        (561)
   Software development costs...................(1,315)     (1,595)      (1,318)
   Other .......................................  (411)       (418)        (181)
                                                -------      ------      -------
       Net cash (used for) investing
          activities............................(2,646)     (2,527)      (2,026)
                                                -------      ------       ------
Cash flows from financing activities:
   Advances on bank credit facilities...........15,053      30,173       49,985
   Repayments of bank credit facilities....... (14,953)    (39,154)     (55,008)
   Repayments of term debt......................(1,786)     (3,036)      (6,342)
   Proceeds from exercise of common stock options  120          38           47
   Proceeds from stock rights offering, net........ --          --        4,802
   Purchase of common stock.................... (1,827)         --           --
                                         ---------------------------------------
       Net cash (used for) financing activities.(3,393)    (11,979)      (6,516)
                                               -------     -------       ------
Effect of exchange rate changes on cash.............34         (24)        (152)
                                               -------     --------     -------
       Net increase (decrease) in cash.............(95)      1,494         (195)

Cash and cash equivalents at beginning of year...3,371       1,877        2,072
                                               -------       -----        -----

Cash and cash equivalents at end of year....... $3,276  $    3,371   $    1,877
                                                 =====   =========        =====
Supplemental disclosures:
   Cash paid for:
      Interest................................$    702    $  1,828    $   2,759
      Income taxes............................$  1,818       1,234           --

The accompanying notes are an integral part of the Consolidated
Financial Statements.

                    HURCO COMPANIES, INC.
    CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY




                                                                       Foreign
                                   Common Stock       Additional       Currency
                             Shares Issued       Paid in Accumulated Translation
                             & Outstanding Amount Capital   Deficit   Adjustment
                                                (Dollars in thousands)
Balances, October 31, 1995...  .5,425,302  $ 543   $45,573   $(34,472)  $(4,161)


Net income.......................    --       --        --      4,264        --
Stock Rights Offering...........1,085,389    108     4,694         --        --
Translation of foreign currency financial
   statements........................--       --        --         --      (455)
Exercise of common stock options...21,180      2        45         --        --
                               ----------   -----   --------   --------   ------

Balances, October 31, 1996......6,531,871 $  653 $  50,312  $ (30,208)  $(4,616)
                               ----------   ----- --------    --------    ------


Net income............................--      --        --     13,804        --
Translation of foreign currency financial
   statements.........................--      --        --         --      (207)
Exercise of common stock options...12,960      1        37         --        --
                               -------------------------------------------------

Balances, October 31, 1997......6,544,831  $ 654 $  50,349   $(16,404)  $(4,823)
                               ---------    ----  --------    -------     ------


Net income..........................--        --        --      9,254        --
Translation of foreign currency financial
   statements.......................--        --        --         --       417
Exercise of common stock options.. 49,780      5       115         --        --
Purchase of common stock.........(254,500)   (25)   (1,802)        --        --
                                 --------   ------   ------   ---------   ------

Balances, October 31, 1998......6,340,111 $  634 $  48,662  $  (7,150)  $(4,406)
                                =========  =====  ========    ========    ======

The   accompanying   notes  are  an  integral  part  of  the
Consolidated Financial Statements.

                           HURCO COMPANIES, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation. The consolidated financial statements include the accounts of Hurco Companies, Inc. (an Indiana corporation) and our wholly-owned and controlled subsidiaries. A 27% ownership interest in an affiliate recorded using the equity method and a 15% ownership interest in an affiliate recorded at cost are included in Other Assets on the accompanying Consolidated Balance Sheets. Intercompany accounts and transactions have been eliminated.

Statements of Cash Flows. We consider all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. Cash flows from hedges are classified consistent with the items being hedged.

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

Hedging. We enter into foreign currency forward exchange contracts to hedge certain firm intercompany sale commitments denominated in foreign currencies (primarily pound sterling and German marks) for which we have firm purchase commitments. The purpose of these instruments is to protect us from the risk that the U.S. dollar net cash inflows resulting from the sales denominated in foreign currencies will be adversely affected by changes in exchange rates. Gains and losses on these hedge contracts are deferred and recognized as an adjustment to the related sales transactions.

We enter into foreign currency forward exchange contracts periodically to provide a hedge against the effect of foreign currency fluctuations on receivables denominated in foreign currencies. Gains and losses related to contracts designated as hedges of receivables denominated in foreign currencies are accrued as exchange rates change and are recognized as "Other income (expense), net" in the Consolidated Statements of Operations.

The U.S. dollar equivalent notional amount of outstanding foreign currency forward exchange contracts was approximately $13.5 million as of October 31, 1998 ($8.7 million related to firm intercompany sales commitments) and $19.0 million as of October 31, 1997 ($17.8 million related to firm intercompany sales commitments). Deferred losses related to hedges of future sales transactions were approximately $434,000 and $408,000 as of October 31, 1998 and 1997, respectively. Contracts outstanding at October 31, 1998, mature at various times through March, 1999. All contracts are for the sale of foreign currency. We do not enter into these contracts for trading purposes.

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

Revenue Recognition. Sales of products and services are recorded when products are shipped or services are performed. Service fees from maintenance contracts are deferred and recognized in earnings on a pro rata basis over the period of the agreement. Sales related to software products are recognized when shipped in conformity with American Institute of Certified Accountants' Statement of Position 97-2 Software Revenue Recognition.

License Fee Income and Litigation Settlement Fees, Net. From time to time, our wholly-owned subsidiary, IMS Technology, Inc. (IMS) enters into agreements for the licensing of its interactive computer numerical control (CNC) patents. License fees received or receivable under a fully paid-up license, for which there are no future performance requirements or contingencies and litigation settlement fees, are recognized in income, net of legal fees and expenses, if any, at the time the related agreement is executed. License fees received in periodic installments that are contingent upon the continuing validity of a licensed patent are recognized in income, net of legal fees and expenses, if any, over the life of the licensed patent.

Product Warranty. Expected future product warranty expense is recorded when the product is sold.

Research and Development Costs. The costs associated with research and development programs for new products and significant product improvements are expensed as incurred and included in selling, general and administrative expenses. Expenditures and related third-party reimbursements for the last three years were (in thousands):
                                                    Year Ended October 31,

                                                1998         1997         1996
                                                ----         ----         ----
     Research and development expenditures    $1,959       $1,870       $1,689
     Less: amounts reimbursed by third parties    --           --           58
                                             --------      -------       ------
     Net research and development expenses    $1,959       $1,870       $1,631
                                             ========       =====        =====

Costs incurred to develop computer software products and significant enhancements to software features of existing products to be sold or otherwise marketed are capitalized, after technological feasibility is established, and are amortized to Cost of Sales on a straight-line basis over the estimated product life of the related software which ranges from three to five years. We capitalized $1.3 million in 1998, $1.6 million in 1997 and $1.3 million in 1996 related to software development projects. Amortization expense was $1.1 million, $940,000 and $1.0 million, for the three years ended October 31, 1998, 1997 and 1996 respectively.

Earnings Per Share. Earnings per share of common stock are based on the weighted average number of common shares outstanding, which, for diluted purposes, includes the effects of outstanding stock options computed using the treasury method.

Income  Taxes.  We record income taxes under  Statement of Accounting  Standards
(SFAS) 109 "Accounting for Income Taxes". SFAS 109 utilizes the liability method for computing deferred income taxes and requires that the benefit of certain loss carryforwards be recorded as an asset and that a valuation allowance be established against the asset to the extent it is "more likely than not" that the benefit will not be realized.

                        HURCO COMPANIES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales and expenses during the reporting period. Actual results could differ from those estimates.

2.  BUSINESS OPERATIONS

Nature of Business. We design and produce computer numerical control (CNC) systems and software and computerized machine systems for sale through our own distribution system to the worldwide machine tool industry.

The end market for our products consists primarily of precision tool, die and mold manufacturers, independent job shops and specialized short-run production applications within large manufacturing operations. Industries served include: aerospace, defense, medical equipment, energy, transportation and computer industries. Our products are sold through over 240 independent agents and distributors in 45 countries throughout North America, Europe and Asia. We also maintain direct sales operations in the United States, England, France, Germany and Singapore.

Credit Risk. We sell products to customers located throughout the world. We perform ongoing credit evaluations of customers and generally do not require collateral. Allowances are maintained for potential credit losses, and such losses have been within our expectations.

Concentration of credit risk with respect to trade accounts receivable is limited due to the large number of customers and their dispersion across many geographic areas. Although a significant amount of trade receivables are with distributors primarily located in the United States, no single distributor or region represents a significant concentration of credit risk.

Reliance on Contract Manufacturers. We contract principally with three machine tool builders located in Taiwan for the manufacture and assembly of computerized machine systems, based on our designs and specifications, utilizing CNC systems provided by us. We also have a contract manufacturing agreement with two European machine tool builders to manufacture machine tools for the European market. Any interruption from these sources would restrict the availability of our computerized machine systems, which would affect operating results adversely.


3. INVENTORIES

Inventories as of October 31, 1998 and 1997 are summarized below (in thousands):

                                              1998           1997
                                           ----------     ----------
 Purchased parts and sub-assemblies........$   11,749     $    9,749
 Work-in-process................................1,774          1,578
 Finished goods............................... 17,294         10,425
                                            ---------         ------
                                           $   30,817     $   21,752
                                            =========         ======

                             HURCO COMPANIES, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

4.  DEBT AGREEMENTS

Long-term debt as of October 31, 1998 and 1997, consisted of (in thousands):
                                                        1998           1997
                                                      --------       --------
   Bank revolving credit facilities.................$    2,000     $    1,900
   Senior Notes..........................................5,358          7,143
   Economic Development Revenue Bonds, Series 1990.......1,000          1,000
                                                       -------        -------
                                                         8,358         10,043
   Less current portion..................................1,786          1,786
                                                     ---------        -------
                                                    $    6,572     $    8,257
                                                     =========      =========

As of October 31, 1998, long-term debt was payable as follows (in thousands):

    Fiscal 1999................................1,786
    Fiscal 2000................................3,786
    Fiscal 2001 and thereafter.................2,786
                                               -----
                                          $    8,358
                                               =====
As of October 31, 1998, we had unutilized credit facilities of $6.6 million available for either direct borrowings or commercial letters of credit. As of October 31, 1998 and 1997, we had $11.4 million and $6.2 million, respectively, of outstanding letters of credit issued to non-U.S. suppliers for inventory purchase commitments.

As of October 31, 1998, $2.0 million of the domestic bank revolving credit facility was payable at a prime rate of 8.0%. Interest was payable on the Senior Notes at 10.37% at October 31, 1998 and 1997, respectively. Interest was payable on the European credit authorization at rates ranging from 6.25% to 9.5% as of October 31, 1998 and 1997.

The principal terms of the Bank Credit Agreement and Senior Notes Agreement are set forth below:

     a)  Bank Credit Agreement

         Our bank credit agreement provides for a revolving, unsecured credit facility expiring May 1, 2000, which permits borrowings, at any one time outstanding, of up to $20.0 million as of October 31, 1998 (inclusive of outstanding letters of credit of up to $15.0 million). Of such borrowings, up to $5.0 million may be drawn in designated European currencies. Interest on all outstanding borrowings will be payable at LIBOR plus an amount ranging from .75% to 2.0% based on a prescribed formula, or at our option, prime.

         The agreement requires us to maintain a specified minimum net worth and establishes maximum leverage and fixed charge coverage ratios. Cash dividends and redemptions of capital stock are permitted subject to certain limitations. We are required to maintain consolidated tangible net worth (as defined) of not less than $20.0 million plus (i) 50% of cumulative net income subsequent to April 30, 1997 and (ii) 75% of the net proceeds from sales of capital stock. Total consolidated debt may not exceed 50% of consolidated capitalization (defined as total debt plus consolidated tangible net worth).

                            HURCO COMPANIES, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


     b)  Senior Notes

         At October 31, 1998, we had outstanding approximately $5.4 million of unsecured Senior Notes, bearing an interest rate of 10.37%, of which approximately $1.8 million is due on December 1, 1998, and the balance is due in equal annual installments through 2000. The financial covenants conform to those contained in our bank credit agreement.

The Economic Development Revenue Bonds are payable in five equal annual installments beginning on September 1, 2001, and are secured by a letter of credit issued in the amount of $1.1 million by the bank. The Bonds' interest rates adjust weekly and, as of October 31, 1998 and 1997, interest was accruing at a rate of 3.4% and 3.8% respectively.


5. FINANCIAL INSTRUMENTS

The carrying amounts for trade receivables and payables approximate their fair values. At October 31, 1998, the carrying amounts and fair values of our financial instruments, which includes bank revolving credit facilities, senior notes, and Economic Development Bonds are not materially different.

We also have off-balance sheet financial instruments in the form of foreign currency forward exchange contracts as described in Note 1 to the Consolidated Financial Statements. The U.S. dollar equivalent notional amount and fair value of these contracts were $13.5 million and $13.6 million, respectively, at October 31, 1998. Current market prices were used to estimate the fair value of the foreign currency forward exchange contracts.

The future value of the foreign currency forward exchange contracts and the related currency positions are subject to offsetting market risk resulting from foreign currency exchange rate volatility. The counterparties to these contracts are substantial and creditworthy financial institutions. Neither the risks of counterparty non-performance nor the economic consequences of counterparty non-performance associated with these contracts are considered by us to be material.

                           HURCO COMPANIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


6.  INCOME TAXES

The provision for income taxes in fiscal 1998 and 1997 includes $640,000 and $1.0 million, respectively, of foreign withholding taxes related to certain license fee payments received in those fiscal years. Deferred income taxes reflect the effect of temporary differences between the tax basis of assets and liabilities and the reported amounts of those assets and liabilities for financial reporting purposes. Deferred income taxes also reflect the value of net operating losses and an off-setting valuation allowance. Our total deferred tax assets and corresponding valuation allowance at October 31, 1998 and 1997, consisted of the following (in thousands):

                                                            October 31,
                                                          1998         1997
Tax effects of future tax deductible items related to:
     Accrued inventory reserves.....................  $    710      $   707
     Accrued warranty expenses.............................276          311
     Other accrued expenses..............................1,171          858
                                                     ---------     ---------
         Total deferred tax assets.......................2,157        1,876
                                                     ---------       -------

Tax effects of future taxable differences related to:
     Accelerated tax deduction and other tax over book
      deductions related to property, equipment and
      software...................                       (1,883)      (1,876)
     Other............................................... (575)        (575)
                                                     ---------       --------
       Total deferred tax liabilities.................  (2,458)      (2,451)
                                                     ---------       --------

       Net tax effects of temporary differences...........(301)        (575)
                                                     ---------       --------

Tax effects of carryforward benefits:
     U.S. federal net operating loss carryforwards,
       expiring 2008-2013................................2,170        5,869
     Foreign net tax benefit carryforwards
       with various expiration years.....................1,174          941
     U.S. federal general business tax credits,
       expiring 2008-2013................................1,367        1,545
     U.S. Alternative Minimum Tax Credit with no
       expiration..........................................412          221
                                                     ---------      ---------
         Tax effects of carryforwards .................. 5,123        8,576
                                                     ---------      ---------

         Tax effects of temporary differences and
            carryforwards..........................      4,822        8,001
         Less valuation allowance...................... (4,410)      (7,780)
                                                    ----------      ---------
         Net deferred tax asset.....................  $    412     $    221
                                                     =========      =========

Our carryforwards expire at specific future dates and utilization of certain carryforwards is limited to specific amounts each year and further limitations may be imposed if an "ownership change" would occur. Realization is entirely dependent upon generating sufficient future earnings in specific tax jurisdictions prior to the expiration of the loss carryforwards. Due to the uncertain nature of their ultimate realization based upon past performance and expiration dates, we have established a full valuation allowance against carryforward benefits with expiration dates and is recognizing the benefits only as reassessment demonstrates they are realizable. Alternative minimum tax credits may be carried forward indefinitely and as a result, are not provided with a valuation allowance. While the need for this valuation allowance is subject to periodic review, if the allowance is reduced, the tax benefits of the carryforwards will be recorded in future operations as a reduction of our income tax expense.

                              HURCO COMPANIES, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


Income (loss) before income taxes (in thousands):
                                        Year Ended October 31,
                               1998              1997             1996
       Domestic........... $   8,809        $   10,303       $     (625)
       Foreign.................2,379             4,529            4,983
                             -------          --------          -------
                           $  11,188        $   14,832       $    4,358
                            ========         =========        =========


Differences between the effective tax rate and U.S. federal income tax rate were (in thousands):

Tax at U.S. statutory rate.$   3,915        $    5,191       $    1,525

Foreign withholding taxes........640             1,012               --

Effect of tax rates of international jurisdictions
  in excess of U.S. statutory
  rates..........................563               342              254

State income taxes................35                16               --

Utilization of net operating loss
  carryforwards...............(3,219)           (5,533)          (1,685)
                             -------            ------           ------

Provision for income taxes.$   1,934        $    1,028       $       94
                            ========         =========        =========

Foreign withholding taxes are the result of withholding taxes on certain license fee payments received during fiscal 1998 and 1997. Our provision for income taxes in fiscal 1998, 1997 and 1996 represents taxes currently payable.


7.  EMPLOYEE BENEFITS

We have defined contribution plans that include a majority of our employees worldwide, under which our contributions are discretionary. The purpose of these plans is generally to provide additional financial security during retirement by providing employees with an incentive to save throughout their employment. Our contributions to the plans are based on employee contributions or compensation. Our contributions totaled $357,000, $307,000 and $252,000 for the years ended October 31, 1998, 1997 and 1996, respectively.

During 1996, we initiated a non-qualified deferred compensation plan for certain of our executives. The purpose of this plan is to provide executives with an additional mechanism to save throughout their employment. Our contractual obligations to the executives under this plan are fully funded through separate investment accounts.

During 1997, we initiated Split-Dollar Life Insurance Agreements with certain of our officers. Under the terms of the agreements, we pay all of the premiums on behalf of the officers. We will be repaid the premiums from the policies' cash surrender value when the policies are terminated in accordance with the provisions of the agreements.

                               HURCO COMPANIES, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

8.  STOCK OPTIONS

In March 1997,  we adopted the 1997 Stock  Option and  Incentive  Plan (the 1997
Plan) which allows us to grant awards of options to purchase shares of our common stock, stock appreciation rights, restricted shares and performance shares. Under the provisions of the 1997 Plan, the maximum number of shares of common stock that my be issued is 500,000. The total number of shares of common stock which may be granted to any individual during the term of the 1997 Plan may not exceed 100,000 shares. Options granted under the 1997 Plan are exercisable for a period up to ten years after date of grant and vest in equal annual installments as specified by the Compensation Committee of our Board of Directors (the Committee) as the Committee determines at the time of grant. The option price may not be less than 100% of the fair market value of a share of common stock on the date of grant. As of October 31, 1998, 31,000 shares had been granted under the 1997 Plan.

In 1990, we adopted the 1990 Stock Option Plan (the 1990 Plan) which allowed us to grant options to purchase shares of our common stock and related stock appreciation rights and limited rights to officers and our key employees. Under the provisions of the 1990 Plan, the maximum number of shares of common stock which may be issued under options and related rights is 500,000. There is no annual limit on the number of such shares with respect to which options and rights may be granted. Options granted under the 1990 Plan are exercisable for a period up to ten years after date of grant and vest in equal installments over a period of three to five years from the date of grant. The option price may not be less than 100% of the fair market value of a share of common stock on the date of grant and no options or rights may be granted under the 1990 Plan after April 30, 2000.

A summary of the status of the options under the 1990 and 1997 Plans as of October 31, 1998, 1997 and 1996 and the related activity for the year is as follows:

                                               Year Ended October 31,
                                         1998           1997            1996
Outstanding at beginning of year.......421,860         431,620        380,700
     Granted............................26,000           5,000        104,800
     Canceled...........................(4,000)         (1,800)       (32,700)
     Expired............................    --              --             --
     Exercised.........................(49,780)        (12,960)       (21,180)
                                       -------         -------        --------
Outstanding at end of year.............394,080         421,860        431,620
                                       =======         =======        =======

Exercisable at end of year.............309,079         283,416        204,151
                                       =======         =======        =======

Available for future grants............481,814         507,814         12,814
                                       =======        ========       ========

The range of option prices per share for outstanding options and the prices at which options were exercised during 1998, 1997 and 1996 are summarized below:
                                         Year Ended October 31,
                              1998               1997              1996
Option price.............$2.13 - $8.25       $2.13 - $7.50      $2.13-$7.50
Exercise price...........$2.13 - $5.13       $2.13 - $5.13      $2.13-$3.88

                              HURCO COMPANIES, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


As of October 31, 1998 and 1997, there were outstanding options held by certain members of the Board of Directors to purchase 75,000 shares of our common stock at $5.13 per share and 25,000 shares at $7.00 per share. All were exercisable as of October 31, 1998 and 1997. The options expire at various dates between 2002 and 2006.

In October 1995, SFAS No. 123, "Stock Based Compensation," was issued. This statement requires the Company to choose between two different methods of accounting for stock options. The statement defines a fair-value-based method of accounting for stock options but allows an entity to continue to measure compensation cost for stock options using the accounting prescribed by APB Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees." Use of the APB 25 accounting method results in no compensation cost being recognized if options are granted at an exercise price at the current market value of the stock. We will continue to use the method prescribed under APB 25, but we are required by SFAS 123 to make proforma disclosures of net income and earnings per share as if the fair value method had been applied, if material. Application of the fair value method would not have a material impact if it had been applied in the financial statements for the year ended October 31, 1998.

9.  RELATED PARTY TRANSACTIONS

Hurco and Air Express International Corporation (AEI) are related parties because a common group of shareholders holds a substantial ownership interest in both companies. AEI provides freight forwarding and shipping services for us. The cost of these freight services are negotiated on an arms length basis and amounted to $4.1 million, $2.6 million and $1.8 million for the years ended October 31, 1998, 1997 and 1996, respectively. Trade payables to AEI were $217,000, $30,000 and $208,000 at October 31, 1998, 1997 and 1996, respectively.

We own approximately 15% of one of our Taiwanese-based suppliers. This investment is carried at cost and is included in Other Assets. Purchases of product from this supplier are negotiated on an arms length basis and totaled $7.4 million, $8.2 million and $8.6 million for the years ended October 31, 1998, 1997 and 1996, respectively. Trade payables to this supplier were $1.7 million, $1.8 million, and $1.5 million at October 31, 1998, 1997 and 1996, respectively.

In October 1996, we entered into an agreement with a group of Taiwanese investors for the purpose of forming a company, Hurco Automation, Ltd. (HAL). HAL's scope of activities includes the design, manufacture, sales and distribution of industrial automated products, software systems and related components, including CNC systems and components manufactured under contract for sale exclusively to us. At October 31, 1998, we had invested $525,000 in HAL which results in 27% ownership. We have committed to invest an additional amount of approximately $150,000 in fiscal 1999 which will result in 35% ownership. We are also committed to purchasing a defined number of CNC systems from HAL between February 1, 1997 and July 31, 1999. We are accounting for the investment using the equity method. The investment of $575,000 at October 31, 1998 is included in Other Assets on the Consolidated Balance Sheet. Purchases of product from this supplier are negotiated on an arms length basis and amounted to $3.1 million in 1998. Trade payables to HAL were $668,000 at October 31, 1998.

10.  LITIGATION AND CONTINGENCIES

As previously reported, Hurco and IMS, have been parties to a number of proceedings which involved alleged infringement of one of the Interactive Machining Patents. At the present date, all but one action has been settled through licensing arrangements or litigation settlements. The only remaining action is described below.

On July 3, 1997, IMS commenced an action in the United States District Court of Virginia against Haas Automation, Inc. and its owner (collectively, Haas) and certain other end users and manufacturers of computerized machine tool systems. The action sought monetary damages and an injunction against future infringement. IMS subsequently entered into settlements with all defendants other than Haas and dismissed claims against them. As previously reported, on October 2, 1998 the trial court granted summary judgment in favor of Haas and dismissed the action, finding that there was no infringement by
Haas based on the court's claim  interpretation and its finding that a floppy disk is not the equal of a cassette tape. Haas' affirmative defenses challenging the validity of the IMS patent were also dismissed. IMS subsequently filed an appeal to the United States Court of Appeals for the Federal Circuit. The appeal seeks relief from the trial court's order regarding claim interpretation of the IMS patent, the order granting defendants' motion for summary judgment and the final judgment in favor of Haas. Haas has filed a cross-appeal to the same court from the trial court's order regarding claim construction of the IMS patent. The appeal and cross-appeal are currently pending. Although management continues to believe that the IMS claims of patent infringement have substantial merit, it is unable to predict the outcome of this matter.

A German tax examiner has contested our transfer of net operating losses between two of our German subsidiaries that merged in fiscal 1996. The contingent tax liability resulting from this issue is approximately $1.4 million. We have protested the matter and the German tax authorities are expected to rule on the tax examiner's finding in the first half of fiscal 1999. In the event an unfavorable ruling is received from the German tax authorities, we will appeal to the German Federal Tax Court. No provision for the contingency has been recorded.

In addition, we are involved in various other claims and lawsuits arising in the normal course of business. None of these claims, in our opinion, are expected to have a material adverse effect on our consolidated financial position or results of operations.

11.  OPERATING LEASES

We lease facilities and vehicles under operating leases that expire at various dates through 2003. Future payments required under operating leases as of October 31, 1998, are summarized as follows (in thousands):

         1999....................................$1,803
         2000.....................................1,110
         2001.......................................847
         2002.......................................477
         2003........................................38
                                                --------
         Total.................................$  4,275
                                                ========

Rental payments for the years ended October 31, 1998, 1997 and 1996 was $1.8 million, $1.9 million and $1.9 million, respectively.

                               HURCO COMPANIES, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


12.  RIGHTS OFFERING

On July 3, 1996, we issued and sold 1,085,389 shares of common stock at a price of $4.63 per share pursuant to a subscription rights offering. The net proceeds of approximately $4.8 million were used to pay $3.1 million of installments of our outstanding indebtedness to its senior lenders that were due on July 31, 1996. Of the amount paid, $1.4 million consisted of an installment payment on the bank term loan bearing interest at a variable rate and $1.7 million represented an installment payment on our Senior Notes. The balance of the net proceeds was used to reduce outstanding revolving credit borrowings.



13.  LICENSE FEE INCOME AND LITIGATION SETTLEMENT FEES, NET

License fee income and litigation settlement fees, net for fiscal 1998, 1997 and 1996 were attributable to agreements entered into by IMS, pursuant to which IMS granted fully paid-up licenses of its interactive CNC patents in exchange for cash and other consideration. Under a license agreement with a principal supplier, approximately $534,000 is expected to be received in future periods in the form of discounts on purchases, which will be reflected as a reduction of the cost of such purchases. As of October 31, 1998, additional license fees of approximately $797,000, net of legal fees and expenses, related to future payments under completed license agreements have been deferred and are expected to be recognized in income over the four-year remaining life of the licensed patent.

                               HURCO COMPANIES, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


14.  QUARTERLY HIGHLIGHTS (Unaudited)

1998 (In thousands, except per share data)
                               First        Second         Third        Fourth
                              Quarter      Quarter        Quarter      Quarter

Sales and service fees......$  22,120   $   21,542     $   23,444    $  26,316

Gross profit....................6,123        6,286          6,980        8,550

Gross profit margin percentage...27.7%        29.2%          29.8%       32.5%

Selling, general and administrative
  expenses........              5,024        5,354          5,573       5,835

Restructuring charge............. --           --              --       1,162

Operating income................1,099          932          1,407       1,553

Net income .....................2,186        4,270          1,830         968

Earnings per common share -
  basic...............       $    .33     $    .65       $    .28     $   .15

Earnings per common share -
  diluted..................  $    .32     $    .63       $    .27     $   .15


1997 (In thousands, except per share data)
                                First       Second         Third        Fourth
                               Quarter      Quarter       Quarter      Quarter

Sales and service fees......$  22,278    $  22,580      $  24,637    $  26,234

Gross profit....................6,482        6,846          7,175        7,270

Gross profit margin percentage...29.1%        30.3%          29.1%        27.7%

Selling, general and
  administrative  expenses......5,046        5,216          5,352        5,433

Operating income................1,436        1,630          1,823        1,837

Net income .....................1,016        6,201          2,534        4,053

Earnings per common share -
  basic......................$    .16     $    .95       $    .39     $    .62

Earnings per common share -
  diluted..................  $    .15     $    .93       $    .38     $    .60

                               HURCO COMPANIES, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


15.  BUSINESS SEGMENT AND INTERNATIONAL OPERATIONS

We operate in one business segment which consists of CNC systems and software and computerized machine systems for metal cutting and metal forming. Summarized is information regarding Total Sales and Service Fees, Operating Income and Identifiable Assets by geographical areas (in thousands):

                       United States(1) Europe  Asia  Eliminations  Consolidated
1998

Sales and service fees
to unaffiliated
customers...............$ 47,007      $ 45,729  $  686    $    --       $ 93,422

Transfers between
geographic areas..........32,101           879      15      (32,995)        --
                       ---------     --------- --------  -----------  ----------

Total sales.............$ 79,108      $ 46,608  $  701    $ (32,995)    $ 93,422
                       =========     ========= ========  ==========   ==========

Operating income (loss) $  2,791      $  2,444  $ (244)                 $  4,991
                       =========     ========= ========               ==========

Identifiable assets as of
     October 31, 1998...$ 47,956      $ 22,703  $ 1,037                 $ 71,696
                       =========     ========= ========               ==========
1997

Sales and service fees
to unaffiliated
customers...............$ 51,823      $ 42,910   $  996     $    --     $ 95,729

Transfers between
geographic areas..........26,435         2,013       75      (28,523)         --
                       ---------     ---------  -------- -----------  ----------

Total sales...........  $ 78,258      $ 44,923   $1,071     $(28,523)   $ 95,729
                       =========     =========  ========  ==========  ==========

Operating income (loss) $  2,390      $  4,558   $ (222)                $  6,726
                       =========     =========  ========              ==========

Identifiable assets as of
     October 31, 1997...$ 42,525      $ 15,895   $  328                 $ 58,748
                       =========     =========  ========              ==========
1996

Sales and service fees
to unaffiliated
customers.............. $ 54,760      $ 41,528   $3,063      $    --    $ 99,351

Transfers between
geographic areas..........26,921         3,790       33       (30,744)       --
                       ---------     ---------  --------     ---------  --------

Total sales...........  $ 81,681      $ 45,318   $3,096      $(30,744)  $ 99,351
                       =========     =========  ========     =========  ========

Operating income        $  2,184      $  4,348   $  546                 $  7,078
                       =========     =========  ========                ========

Identifiable assets as of
     October 31, 1996.. $ 42,779      $ 14,763   $2,208                 $ 59,750
                       =========     =========  ========                ========
(1)  Includes export sales

                           HURCO COMPANIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


16.  RESTRUCTURING CHARGE

In October 1998, we initiated a restructuring of the business of our subsidiary, Autocon Technologies, Inc., to convert its operations from manufacturing computer controls to sales and service of computerized machine systems. This restructuring program, which is expected to be completed during the first half of fiscal 1999, has resulted in a special charge to operations of $1.2 million consisting of the following components:

         Excess building capacity                                       $500,000
         Discontinued capitalized software projects                      300,714
         Fixed asset impairments                                         170,245
         Equipment leases                                                101,187
         Severance costs                                                  89,574
                                                                     -----------
                                                                      $1,161,720


17.  NEW ACCOUNTING PROUNCEMENT

In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, Accounting for Derivatives Instruments and Hedging Instruments. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The statement is effective in fiscal 2000. We have not yet determined the impact of adopting this statement on our financial position or results of operations.


18.  SUBSEQUENT EVENT (unaudited)

Effective December 19, 1998, the bank credit agreement was amended to permit borrowings, at any one time outstanding, of up to $25.0 million (inclusive of outstanding letters of credit of up to $15.0 million). All other terms under the agreement remained unchanged.



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

                             PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors of the Registrant

The following information sets forth the name of each director, his age, tenure as a director, principal occupation and business experience for the last five years:

                                                             Served as a
Name                                    Age                 Director Since

Hendrik J. Hartong, Jr.                  59                      1986

Andrew L. Lewis IV                       42                      1988

Brian D. McLaughlin                      56                      1987

E. Keith Moore                           76                      1990

Richard T. Niner                         59                      1986

O. Curtis Noel                           63                      1993

Charles E. Mitchell Rentschler           59                      1986

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

Brian D. McLaughlin has been President and Chief Executive Officer of Hurco since December, 1987.

E. Keith Moore has served as President of Hurco International, Inc., a subsidiary of Hurco, since April 1988. Mr. Moore is also a director of Met-Coil Systems Corporation.

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

Charles E. Mitchell Rentschler has served as President and Chief Executive Officer of The Hamilton Foundry & Machine Co. since 1985.

Each director of Hurco serves for a term of one year, which expires at the next annual meeting of shareholders of Hurco when his successor has been elected. There are no family relationships between any of the directors or executive officers of Hurco.

EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below is certain information with respect to the executive officers of Hurco as of January 5, 1999:

      Name                           Age       Position(s) with the Company

Brian D. McLaughlin                   56   President and Chief Executive Officer

Roger J. Wolf                         58   Senior Vice President, Secretary,
                                           Treasurer and Chief Financial Officer

James D. Fabris                       47   Executive Vice President - Operations

Richard Blake                         40   Vice President of the Company and
                                           President Hurco Machine Tool Products
                                           Division

David E. Platts                       46   Vice President, Research and
                                           Development

Stephen J. Alesia                     32   Corporate Controller


Brian D. McLaughlin has been President and Chief Executive Officer of Hurco since December 1987. From 1982 to 1987, he was employed as President and General Manager of various divisions of Ransburg Corporation, an international manufacturer of factory automation equipment. Previously, he was employed in general management and marketing management positions with Eaton Corporation.

Roger J. Wolf has been Senior Vice President, Secretary, Treasurer and Chief Financial Officer since January 1993. Prior to joining Hurco, Mr. Wolf was Executive Vice President of a privately-owned investment and service business for over seven years. Previously, he served as Vice President, Corporate Controller and Vice President, Treasurer of Ransburg Corporation, an international manufacturer of factory automation equipment.

James D. Fabris was elected Executive Vice President - Operations in November 1997 and Vice President of Hurco in February 1995. Mr. Fabris was President of Hurco Machine Tool Products Division from November 1993 to December 1997 and previously served various operating capacities since being employed by Hurco in 1988.

Richard Blake was named President of Hurco Machine Tool Products Division in November 1997, Vice President of Hurco in January 1996, and Managing Director, Hurco Europe, Ltd., a subsidiary of Hurco, in December 1993. Mr. Blake previously served in several sales and marketing capacities since being employed by Hurco in 1989.

David E. Platts has been employed by Hurco since 1982, and was elected Vice President, Research and Development in 1989.

Stephen J. Alesia joined Hurco in June 1996 and was elected an executive officer in September 1996. Prior to joining Hurco, Mr. Alesia was employed for seven years by Arthur Andersen LLP, an international public accounting firm.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own more than 10% of our common stock, to file reports of ownership with the Securities and Exchange Commission and Nasdaq. Such persons are also required to furnish us with copies of all Section 16(a) forms they file.

Based solely on our review of the copies of such forms received, or written representations from certain reporting persons that they were not required to file a Form 5 to report previously unreported ownership or changes in ownership, we believe that, during its fiscal year ending October 31, 1998, our officers, directors and greater than 10% beneficial owners complied with all filing requirements under Section 16(a).

Item 11.  EXECUTIVE COMPENSATION

Summary Compensation

The following table sets forth all compensation paid or accrued during each of the last three fiscal years to the Chief Executive Officer and each of the other four executive officers of Hurco (the Named Executive Officers) whose salary and bonus exceeded $100,000 during fiscal 1998.

                                    Summary Compensation Table

                                                          Long-Term    All Other
                                    Annual Compensation Compensation     Compen-
Name and              Fiscal Salary BonusOtherAnnual SecuritiesUnderlying sation
Principal Position      Year  ($)  ($)(1)Compensation($) Options(2)    ($)   (3)
------------------     ------ ------ -----------------  ------------   ---------

Brian D. McLaughlin     1998  $258,077  $75,000   --         --         $52,206
President and CEO       1997   250,000  125,000   --         --          51,726
                        1996   238,133   80,000   --      15,000          3,325

Roger J. Wolf           1998   160,039   50,000   --         --          48,064
Sr. VP, Secretary       1997   156,000   60,000   --         --          47,086
Treasurer and CFO       1996   148,500   75,000   --       3,000          2,880

James D. Fabris         1998   156,154   65,000   --         --          24,054
Executive Vice          1997   140,000   60,000   --         --          23,504
President - Operations  1996   122,500   50,000   --      10,000          3,199

Richard Blake           1998   128,124   40,000   --         --           1,791
V.P. of the Company and 1997   108,550   41,750   --         --           4,633
President Hurco Machine 1996    87,373   46,311   --      15,000          3,841
Tool Products Division

David E. Platts         1998   104,038   10,000   --         --          15,436
Vice President of       1997   100,000   45,000   --         --          13,153
Research & Development  1996    93,917   20,000   --       5,000            --
---------------------------

(1) Represents cash bonuses earned and paid in the subsequent year.
(2) Represents shares of common stock underlying grants of options made during the year. We have not granted any Stock Appreciation Rights
       (SARs).
(3) Represents our contribution to defined contribution plans and split dollar life insurance premiums. During fiscal 1997, we initiated Split-Dollar Life Insurance Agreements with certain officers of Hurco. Under the terms of the agreements, we pay all of the premiums on behalf of the officers. We will be repaid the premiums from the policies' cash surrender value when the policies are terminated in accordance with the provisions of the agreements.

                       Defined Contribution Plan      Company paid Split-Dollar
Name                         Company Match             Life Insurance Premiums

Brian D. McLaughlin            $4,800                          $49,406
Roger J. Wolf                   5,299                           42,765
James D. Fabris                 4,870                           19,184
Richard Blake                   1,791                              --
David E. Platts                 3,222                           12,214


Stock Options

The following table sets forth information related to options exercised during fiscal 1998 and options held at fiscal year-end by the Named Executive Officers. We do not have any outstanding SARs.

       Aggregated Option Exercises in Fiscal 1998 and Year-End Option Values

                                                                    Value of
                                             Number of             Unexercised
                    Shares              Securities Underlying      In-the-Money
                   Acquired              Unexercised Options          Options
                      on      Value         at FY-End (#)       at FY-End ($)(1)
                   Exercise Realized   Exer-         Unexer-   Exer-    Unexer-
Name                 (#)      ($)       cisable       cisable   cisable  cisable
----              --------- ---------  -------       -------   -------   -------

Brian D. McLaughlin   --       --     121,666         3,334   $277,543   $3,127
Roger J. Wolf         --       --      49,000         1,000     57,761      938
James D. Fabris       --       --      29,400        10,600     97,627   20,018
Richard Blake         --       --      13,800         7,200     30,416    7,527
David E. Platts       --       --      23,000         7,000     74,074   11,566
-----------------------------------------

(1) Value is calculated based on the closing market price of the common stock on October 31, 1998 ($6.063) less the option exercise price.

Compensation of Directors

During 1998, each director who is not a full-time employee of Hurco received a fee of $1,000 for each meeting of the Board of Directors attended, and each such director also received $5,000 per quarter. Directors are also entitled to receive reimbursement for travel and other expenses incurred in attending such meetings. Mr. Niner received annual compensation of $72,000 for his services as Chairman of the Executive Committee of the Board of Directors.


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


Compensation Committee Interlocks and Insider Participation

During  fiscal 1998 the members of the  Compensation  Committee  were Hendrik
J. Hartong, Jr., O. Curtis Noel and Charles E. Mitchell Rentschler. None of the Committee members is a current or former officer or employee of the Company or any of its subsidiaries.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
               AND MANAGEMENT

The following table sets forth information as of January 25, 1999, regarding beneficial ownership of our common stock by each director and Named Executive Officer, by all directors and executive officers as a group, and by certain other beneficial owners of more than 5% of the common stock. Each such person has sole voting and investment power with respect to such securities, except as otherwise noted.
                                                  Shares Beneficially Owned
Name and Address                                   Number           Percent
                       Other Beneficial Owners

Wellington Management Co.                        646,900 (1)         10.9%
75 State Street
Boston, Massachusetts  02109

The Prudential Insurance Company of America      489,364              8.2%
4 Gateway Center
Newark, New Jersey 07102

The TCW Group, Inc.                              464,600              7.8%
865 South Figueroa Street
Los Angeles, California  90017

Brynwood Partners II L.P., et al                 405,715 (2)          6.5%
Two Soundview Avenue
Greenwich, Connecticut  06830

Wellington Trust Company, NA                     371,400 (3)          6.3%
75 State Street
Boston, Massachusetts  02109

FMR Corporation                                  364,028 (4)          6.1%
82 Devonshire Street
Boston, Massachusetts  02109

                   Directors and Executive Officers

Hendrik J. Hartong, Jr.                          330,913 (1,5)        5.6%

Andrew L. Lewis IV                                24,875 (5)          0.4%

Brian D. McLaughlin                              158,142 (6,7)        2.7%

E. Keith Moore                                    38,010 (8)          0.6%

Richard T. Niner                                 352,803 (1,5)        5.9%

O. Curtis Noel                                    10,000 (5)          0.2%

Charles E. Mitchell Rentschler                    35,000 (5,9)        0.6%

Roger J. Wolf                                     54,392 (10)         0.9%

James D. Fabris                                   29,900 (11)         0.5%

Richard Blake                                     13,800 (12)         0.2%

David E. Platts                                   26,700 (13)         0.5%

Executive officers and directors                 798,534 (14)        13.4%
as a group (12 persons)

(1) According to a Schedule 13G dated December 31, 1997, Wellington Management Co. has shared voting power for all shares.

(2) According to an amended Schedule 13D dated January 25, 1999, Brynwood Partners II L.P. ("Brynwood II"), its general partner, Brynwood Management II, L.P. ("Brynwood Management II"), and the partners of Brynwood Management, Hendrik J. Hartong, Jr., and Richard T. Niner are the beneficial owners of the shares indicated in the table. Brynwood Management II has shared voting and dispositive power over 278,001 shares; Mr. Hartong has sole voting and dispositive power over 52,912 shares and shared voting and dispositive power over 278,001 shares; Mr. Niner has sole voting and dispositive power over 74,802 shares and shared voting and dispositive power over 278,001 shares.

(3) According to a Schedule 13G dated December 31, 1997, Wellington Trust Company has shared voting power for all shares.

(4) According to a Schedule 13G dated December 31, 1997, FMR Corporation has no voting power for any of the shares.

(5) Includes 10,000 shares subject to options that are exercisable within 60 days.

(6) Includes 121,666 subject to options held by Mr. McLaughlin that are exercisable within 60 days.

(7) Includes 10,876 shares owned by Mr. McLaughlin's wife and children, as to which he may be deemed to have beneficial ownership.

(8) Includes 11,000 shares subject to options that are exercisable within 60 days.

(9) Includes 6,000 shares owned by Mr. Rentschler's wife, as to which he may be deemed to have beneficial ownership.

(10) Includes 49,000 shares subject to options that are exercisable within 60 days.

(11) Includes 29,400 shares subject to options that are exercisable within 60 days.

(12) Includes 13,800 shares subject to options that are exercisable within 60 days.

(13) Includes 25,000 shares subject to options that are exercisable within 60 days.

(14) Includes 296,186 shares subject to options that are exercisable within 60 days.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Hurco and Air Express International (AEI) are related parties because a common group of shareholders held a substantial ownership interest in both companies during fiscal 1998. AEI provides freight forwarding and shipping services for us. The cost of these freight services are negotiated on an arms length basis and amounted to $4.1 million during fiscal 1998.

                                PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) 1. Financial Statements. The following consolidated financial statements of Registrant are included herein under Item 8 of
         ---------------------
         Part II:
                                                                         Page
         Reports of Independent Accountants................................23
         Consolidated Statements of Operations - years
           ended October 31, 1998, 1997 and 1996...........................24
         Consolidated Balance Sheets - as of October 31, 1998 and 1997.....25
         Consolidated Statements of Cash Flows - years
           ended October 31, 1998, 1997 and 1996...........................26
         Consolidated Statements of Changes in Shareholders' Equity -
           years ended October 31, 1998, 1997 and 1996.....................27
         Notes to Consolidated Financial Statements........................28

     2.  Financial Statement Schedules.  The following financial statement schedule is included in this Item.

                                                                         Page
         Schedule II - Valuation and Qualifying
           Accounts and Reserves...........................................51


     All other financial statement schedules are omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the three months ended October 31, 1998.

(c)  Exhibits

     Exhibits are filed with this Form 10-K or incorporated herein by reference as listed on Pages 52-53.

              Schedule II - Valuation and Qualifying Accounts and Reserves
                 for the years ended October 31, 1998, 1997 and 1996
                               (Dollars in thousands)


                         Balance at  Charged to  Charged               Balance
                         Beginning   Costs and   to Other               at End
Description              of Period   Expenses    Accounts  Deductions  of Period
Allowance for doubtful
accounts for the year
ended
   October 31, 1998     $     757    $    280   $    --   $     268 3  $     769
                         ========     =======    =======   ========    ========

   October 31, 1997     $     785    $     73   $    --  $     101 2  $     757
                         ========     =======    =======   ========    ========

   October 31, 1996     $   1,070    $    (63)  $    --  $     222 1  $     785
                         ========     =======    =======   ========    ========




Accrued warranty expenses for the year ended:
   October 31, 1998     $   1,452    $    503   $    --   $     895   $  1,060
                         ========     =======    =======   ========    ========

   October 31, 1997     $   1,425    $  1,321   $    --   $   1,294   $  1,452
                         ========     =======    =======   ========    ========

   October 31, 1996     $   1,391    $  1,544   $    --   $   1,510   $  1,425
                         ========     =======    =======   ========    ========




Accrued restructuring expenses for the year ended
   October 31, 1998     $      --    $  1,162   $    471   $      --   $    691
                         ========     =======    =======    ========   ========





1 Receivable write-offs of $228,000, net of cash recoveries on accounts previously written off of $6,000. 2 Receivable write-offs of $106,000, net of cash recoveries on accounts previously written off of $5,000. 3 Receivable write-offs of $280,000, net of cash recoveries on accounts previously written off of $12,000.

                           EXHIBITS INDEX

Exhibits Filed.  The following exhibits are filed with this report:

10.17 The first amendment to the amended and restated credit agreement and amendment to reimbursement agreement between the Registrant and NBD Bank N.A. dated September 29, 1998.

11            Statement re: computation of per share earnings

21            Subsidiaries of the Registrant

23            Consent of the Independent Public Accountants - Arthur Andersen
              LLP.

27            Financial Data Schedule (electronic filing only)

Exhibits Incorporated by Reference. The following exhibits are incorporated into this report:

3.1 Amended and Restated Articles of Incorporation of the Registrant, incorporated by reference to Exhibit 3.1, to the Registrant's Quarterly Report on Form 10-Q for the quarter ended July 31, 1997.

3.2           Amended and Restated  By-Laws of the Registrant  dated
              September 12, 1995, incorporated by reference to Exhibit 3.3, to the Registrant's Quarterly Report on Form 10-Q for the quarter ended January 31, 1996.

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

10.10 Amended and Restated Credit Agreement and Amendment to Reimbursement Agreement, effective September 8, 1997 between the Registrant and NBD Bank, N.A. and NBD Bank incorporated by reference to Exhibit 10.10 in Form 10-K for the year ended October 31, 1997.

10.11 Second Amended and Restated Senior Note Agreement between the Registrant and Principal Mutual Life Insurance Company effective September 8, 1997 incorporated by reference to Exhibit 10.11 in Form 10-K for the year ended October 31, 1997.

10.12 Letter Agreement (European Facility) dated September 8, 1997, between Registrant's subsidiaries and The First National Bank of
              Chicago incorporated by reference to Exhibit 10.12 in Form 10-K for the year ended October 31, 1997.

10.13 Guaranty Agreement dated September 8, 1997, between the Registrant and The First National Bank of Chicago incorporated by reference to Exhibit 10.13 in Form 10-K for the year ended October 31, 1997.

10.14         Guaranty  Agreement  dated  September  8,  1997,  between  Autocon
              Technologies, Inc. and The First National Bank of Chicago incorporated by reference to Exhibit 10.14 in Form 10-K for the year ended October 31, 1997.

10.15 Employment agreement between the Registrant and James D. Fabris dated November 18, 1997, incorporated by reference as exhibit
              10.15 to the Registrant's Quarterly Report of Form 10-Q for the quarter ended January 31, 1998.

10.16 Employment agreement between the Registrant and Richard Blake dated January 1, 1998, incorporated by reference as exhibit 10.16 to the Registrant's Quarterly Report of Form 10-Q for the quarter ended January 31, 1998.

                              SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, this 27th day of January, 1999.

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


Signature and Title(s)                                    Date


/s/ BRIAN D. McLAUGHLIN                              January 27, 1999
----------------------------------
Brian D. McLaughlin, Director,
President and Chief Executive Officer
of Hurco Companies, Inc.
(Principal Executive Officer)


/s/ ROGER J. WOLF                                    January 27, 1999
-------------------------------------------
Roger J. Wolf
Senior Vice-President,
Secretary, Treasurer and
Chief Financial Officer
of Hurco Companies, Inc.
(Principal Financial Officer)


/s/ STEPHEN J. ALESIA                                 January 27, 1999
---------------------------------------
Stephen J. Alesia
Corporate Controller
of Hurco Companies, Inc.
(Principal Accounting Officer)

/s/ HENDRIK J. HARTONG, JR.                          January 27, 1999
----------------------------------
Hendrik J. Hartong, Jr., Director


/s/ ANDREW L. LEWIS IV                               January 27, 1999
--------------------------------------
Andrew L. Lewis, IV, Director


/s/ E. KEITH MOORE                                   January 27, 1999
------------------------------------------
E. Keith Moore, Director


/s/ RICHARD T. NINER                                 January 27, 1999
-----------------------------------------
Richard T. Niner, Director


/s/ O. CURTIS NOEL                                   January 27, 1999
----------------------------------------------
O. Curtis Noel, Director


/s/ CHARLES E. M. RENTSCHLER                         January 27, 1999
Charles E. M. Rentschler, Director