Form 10-Q
period 1999-01-31
HURCO COMPANIES INC
filed 1999-02-22
CIK 315374

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q



(Mark One)

      Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended January 31, 1999 or Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to _________.


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




The number of shares of the Registrant's common stock outstanding as of February 17, 1999 was 6,595,611.

                              HURCO COMPANIES, INC.
                     January 1999 Form 10-Q Quarterly Report


                                Table of Contents



                         Part I - Financial Information



                                                                        Page
Item 1.       Condensed Financial Statements

              Condensed Consolidated Statement of Operations -
                  Three months ended January 31, 1999 and 1998.........   3

              Condensed Consolidated Balance Sheet -
                  As of January 31, 1999 and October 31, 1998..........   4

              Condensed Consolidated Statement of Cash Flows -
                  Three months ended January 31, 1999 and 1998.........   5

              Consolidated Statements of Changes in Shareholders Equity
                  Three months ended January 31, 1999 and 1998.........   6

              Notes to Condensed Consolidated Financial Statements.....   7


Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations......................   9



                           Part II - Other Information



Item 1.       Legal Proceedings........................................  11

Item 6.       Exhibits and Reports on Form 8-K.........................  11


Signatures.............................................................  12

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements


                              HURCO COMPANIES, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                      (In thousands, except per-share data)



                                                 Three Months Ended January 31,
                                                       1999               1998
------------------------------------------------------------------------------
                                                           (Unaudited)

Sales and service fees..........................   $ 21,147           $ 22,120

Cost of sales and service.......................     15,143             15,997
                                                   --------           --------

     Gross profit...............................      6,004              6,123


Selling, general and administrative expenses....      5,335              5,024
                                                   --------           --------

     Operating income...........................        669              1,099

License fee income, net.........................         83              1,494

Interest expense................................        300                274

Other income (expense), net.....................        (38)                23
                                                   --------           --------

     Income before income taxes.................        414              2,342

Provision for income taxes......................        239                156
                                                   --------           --------

Net Income......................................   $    175           $  2,186
                                                   ========           ========

Earnings per common share
     Basic......................................   $    .03           $    .33
                                                   ========           ========
     Diluted....................................   $    .03           $    .32
                                                   ========           ========

Weighted average common shares outstanding
     Basic......................................      6,074              6,553
                                                   ========           ========
     Diluted....................................      6,172              6,749
                                                   ========           ========
The accompanying notes are an integral part of the condensed consolidated financial statements.

                              HURCO COMPANIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                             (Dollars in thousands)
                                             January 31, 1999  October 31, 1998
ASSETS                                            (Unaudited)         (Audited)
Current assets:
     Cash and cash equivalents................       $  2,614          $  3,276
     Accounts receivable......................         15,666            18,896
     Inventories..............................         32,605            30,817
     Other....................................          1,668             2,154
                                                     --------          --------
         Total current assets.................         52,553            55,143
                                                     --------          --------
Long-term license fees receivable.............            797               797
                                                     --------          --------
Property and equipment:
     Land    .................................            761               761
     Building.................................          7,067             7,067
     Machinery and equipment..................         11,101            11,184
     Leasehold improvements...................          1,123             1,107
         Less accumulated depreciation and
         amortization.........................        (11,122)          (11,037)
                                                     --------          --------
                                                        8,930             9,082
                                                     --------          --------
Software development costs, less amortization           4,267             4,231
Other assets .................................          2,718             2,443
                                                     --------          --------
                                                     $ 69,265          $ 71,696
                                                     ========          ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable.........................       $ 11,691          $ 15,791
     Accrued expenses.........................          7,073             8,217
     Current portion of long-term debt........          1,786             1,786
                                                     --------          --------
         Total current liabilities............         20,550            25,794
                                                     --------          --------
Non-current liabilities:
     Long-term debt...........................         11,926             6,572
     Deferred credits and other obligations...          1,641             1,590
                                                     --------          --------
            Total non-current liabilities.....         13,567             8,162
                                                     --------          --------
Shareholders' equity:
     Preferred stock:  no par value per share;
       1,000,000 shares authorized; no shares issued       --                --
     Common stock: no par value; $.10 stated value per
         share; 12,500,000 shares authorized; 5,945,359
         and 6,340,111 shares issued, respectively        595               634
     Additional paid-in capital................        46,324            48,662
     Accumulated deficit.......................        (6,975)           (7,150)
     Foreign currency translation adjustment...        (4,796)           (4,406)
                                                     --------          --------
         Total shareholders' equity............        35,148            37,740
                                                     --------          --------
                                                     $ 69,265          $ 71,696
                                                     ========          ========
The accompanying notes are an integral part of the condensed consolidated financial statements.

                              HURCO COMPANIES, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Dollars in thousands)

                                                  Three Months Ended January 31,
                                                      1999                 1998
                                                            (Unaudited)
Cash flows from operating activities:
     Net income.................................    $  175              $ 2,186
     Adjustments to reconcile net income to net
     cash provided by (used for) operating
       activities:
       Depreciation and amortization............       534                  522
       Change in assets and liabilities:
         (Increase) decrease in accounts
          receivable............................     2,969               (1,450)
         (Increase) decrease in license fee
          receivables...........................        --                 (835)
         (Increase) decrease in inventories.....    (2,007)               1,902
         Increase (decrease) in accounts payable    (4,071)                (443)
         Increase (decrease) in accrued expenses    (1,046)              (1,293)
         Other..................................       436                  (37)
                                                   -------              -------
         Net cash provided by (used for)
           operating activities.................    (3,010)                 552
                                                   -------              -------
Cash flows from investing activities:
     Proceeds from sale of equipment............        17                    2
     Purchases of property and equipment........      (250)                (192)
     Software development costs.................      (226)                (163)
     Other......................................      (162)                (139)
                                                   -------              -------
         Net cash provided by (used for)
           investing activities.................      (621)                (492)
                                                   -------              -------
Cash flows from financing activities:
     Advances on bank credit facilities.........    15,451                6,000
     Repayment on bank credit facilities........    (8,300)              (5,292)
     Repayments of term debt....................    (1,786)              (1,786)
     Purchase of Common Stock...................    (2,379)                  --
     Proceeds from exercise of common stock
       options..................................         2                   34
                                                   -------              -------
         Net cash provided by (used for)
           financing activities.................     2,988               (1,044)
                                                   -------              -------
Effect of exchange rate changes on cash.........       (19)                  94
                                                   -------              -------
         Net increase (decrease) in cash........      (662)                (890)

Cash and cash equivalents at beginning of period     3,276                3,371
                                                   -------              -------

Cash and cash equivalents at end of period......   $ 2,614              $ 2,481
                                                   =======              =======
The accompanying notes are an integral part of the condensed consolidated financial statements.

                             HURCO COMPANIES, INC.
          CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
             For the Three Months ended January 31, 1999 and 1998

                                                          Accumulated
                                                             Other
                                                         Comprehensive
                  Common Stock                              Income:
               -------------------                          Foreign
                 Shares           Additional                Currency
                Issued &           Paid-In   Accumulated  Translation
               Outstanding  Amount Capital     Deficit     Adjustment    Total
                                  (Dollars in thousands)

Balances,
October 31,
1997            6,544,831    $654  $50,349    (16,404)      $(4,823)   $29,776
-----------                                                            -------

Net income             --      --       --      2,186            --      2,186
Translation of
foreign currency
financial statements   --      --       --         --          (343)      (343)
                                                                       -------
Comprehensive income:                                                    1,843
                                                                       -------
Exercise of Common
Stock Options      14,480       2       32         --            --         34
                ---------    ----   ------     ------        -------   -------
Balances,
January 31,
1998            6,559,311    $656  $50,381   $(14,218)       $(5,166)  $31,653
-----------     =========    ====  =======   =========       ========  =======

Balances,
October 31,
1998            6,340,111    $634  $48,662     (7,150)       $(4,406)  $37,740
-----------                                                            -------

Net income             --      --       --        175             --       175
Translation of
foreign currency
financial statements   --      --       --         --           (390)     (390)
                                                                       -------
Comprehensive income (loss)                                       --      (215)
                                                                       -------
Exercise of Common
Stock Options       1,000      --        2         --             --         2
Purchase of
Common Stock     (395,752)    (39)  (2,340)        --             --    (2,379)
                 --------    ----   ------    --------        -------  -------
Balances,
January 31,
1999            5,945,359    $595  $46,324    $ (6,975)       $(4,796) $35,148
-----------     =========    ====  =======    ========       ========  =======

The   accompanying   notes  are  an  integral  part  of  the
Consolidated Financial Statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   GENERAL

The unaudited Condensed Consolidated Financial Statements include the accounts of Hurco Companies, Inc. and its consolidated subsidiaries. We are an industrial automation company that designs and produces interactive computer controls, software and computerized machine systems for the worldwide metal cutting and metal forming industries.

The condensed financial information as of January 31, 1999 and 1998 is unaudited but includes all adjustments which we consider necessary for a fair presentation of our financial position at those dates and our results of operations and cash flows for the three months then ended. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended October 31, 1998.

2.   LICENSE FEE INCOME, NET

From time to time, our wholly-owned subsidiary, IMS Technology, Inc. ("IMS") enters into agreements for the licensing of its interactive computer numerical control (CNC) patents. License fees received or receivable under a fully paid-up license, for which there are no future performance requirements or contingencies, are recognized in income, net of legal fees and expenses, if any, at the time the license agreement is executed. License fees receivable in periodic installments that are contingent upon the continuing validity of a licensed patent are recognized in income, net of legal fees and expenses, if any, over the life of the licensed patent.

3.   HEDGING

We seek to hedge our exposure to fluctuations in foreign currency exchange rates through the use of foreign currency forward exchange contracts, all of which are for the sale of currency. We do not enter into these contracts for trading purposes. The U.S. dollar equivalent notional amount of our outstanding foreign currency forward exchange contracts was approximately $10.9 million as of January 31, 1999 ($8.6 million related to firm intercompany sales commitments) and $13.5 million as of October 31, 1998 ($8.7 million related to firm intercompany sales commitments). Deferred losses related to hedges of future sales transactions were approximately $297,000 and $434,000 as of January 31, 1999 and October 31, 1998, respectively. Contracts outstanding at January 31, 1999 mature at various times through March, 1999.

4.   EARNINGS PER SHARE

Basic and diluted earnings per common share are based on the weighted average number of our shares of common stock outstanding. Diluted earnings per common share give effect to outstanding stock options using the treasury method. Common stock equivalents totaled 98,000 shares for the first quarter of fiscal 1999. As of January 31, 1999, we had purchased 650,252 shares of our common stock under a previously-announced stock purchase program.

5.   ACCOUNTS RECEIVABLE

The allowance for doubtful accounts was $837,000 as of January 31, 1999 and $769,000 as of October 31, 1998.

6.   INVENTORIES

Inventories, priced at the lower of cost (first-in, first-out method) or market are summarized below (in thousands):
                                             January 31, 1999  October 31, 1998
       Purchased parts and sub-assemblies        $ 11,655          $ 11,749
       Work-in-process                              2,195             1,774
       Finished goods                              18,755            17,294
                                                 --------          --------
                                                 $ 32,605          $ 30,817
                                                 ========          ========

7.   TAX CONTINGENCY

A German tax examiner has contested our transfer of net operating losses between two of our German subsidiaries that merged in fiscal 1996. The contingent tax liability associated with this issue is approximately $1.4 million. We have protested this matter and the German tax authorities are expected to rule on the tax examiner's finding in the first half of fiscal 1999. If an unfavorable ruling is received from the German tax authorities, we intend to appeal to the German Federal Tax Court. No provision for the contingency has been recorded.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto appearing elsewhere herein. Certain statements made in this report may constitute "forward-looking statements". For a description of risks and uncertainties related to forward-looking statements, see our Annual Report on Form 10-K for the year ended October 31, 1998.

RESULTS OF OPERATIONS

Three Months Ended January 31, 1999 Compared to Three Months Ended January 31, 1998

Our sales and service fees for the first quarter of fiscal 1999 were approximately 4.4% lower than those recorded in the 1998 period, notwithstanding a slight benefit from a weaker U.S. dollar when converting foreign sales and service fees into U.S. dollars for financial reporting purposes. Our sales of computerized machine systems increased approximately $192,000, or 1.3%. A significant decline in market consumption in the United States and the United Kingdom resulted in a 28% decrease in our sales of computerized machine systems in those markets. However, the effect of this decline was offset by a 35% increase in sales of computerized machine systems in continental Europe, primarily Germany and France. The decrease in our total sales was due primarily to shipments of stand-alone computer control systems, consisting primarily of our Autobend(R) and Delta(TM) series products, which was reflected in a sales decrease of approximately $1.0 million, or 32%, from the 1998 first quarter level. As previously announced, we are repositioning these products for inclusion as fully-integrated components of computerized machine systems.

New order bookings were $24.8 million in the 1999 first quarter, an increase of 12.3% from the $22.1 million reported for the first quarter of fiscal 1998. Orders for our computerized machine systems increased approximately $3.0 million, or 20%, as a result of strong demand, primarily in Germany and France. These order levels, which were fueled in part by initial customer demand for our new products introduced in late fiscal 1998, were achieved in spite of 20% lower order rates in the United States and the United Kingdom, where weak market conditions prevailed. Orders for our stand-alone computer control systems declined by approximately $400,000, or 14%, reflecting our repositioning of these products. Backlog was $11.0 million at January 31, 1999 compared to $7.5 million at October 31, 1998, an increase of $3.5 million, due principally to limited availability of our new products for shipment in the first fiscal quarter. These products are expected to become available for shipment late in the second fiscal quarter.

The improvement in gross margin percentage was attributable primarily to the combined effects of an increased percentage of higher-margin European shipments in the total sales mix and a weaker U.S. dollar in the current fiscal quarter relative to Euro-related currencies. Also contributing to the improved margin were lower product costs resulting from a weaker
New Taiwan  dollar  relative to the U.S. dollar.

Operating expenses in the first quarter of fiscal 1999 increased $311,000, or 6.2%, over the comparable prior year period. The first quarter included planned incremental expenditures for development of new products and enhanced information technology and management systems.

License fee income,  net of expenses  and  foreign  withholding  taxes,  totaled
$83,000 and $1.4 million in the first quarter of fiscal 1999 and 1998, respectively. This decline, which was anticipated, reflected the fact that most of the existing licenses for our patented interactive control technology have involved one-time lump-sum payments and the number of remaining potential licensees is limited.

The increased provision for income taxes in the first quarter of fiscal 1999 is primarily attributable to a foreign subsidiary that no longer has the benefit of net operating loss carryforwards to offset its taxable income.

The decline in first quarter net income to $175,000 in fiscal 1999 from $2.2 million in fiscal 1998 resulted from the significant reduction in patent license fees, the decrease in shipments of stand-alone computer control systems, the incremental expenditures for development of new products and enhanced information systems, along with the increased taxes payable by our foreign subsidiary, all of which are discussed above.

Foreign Currency Risk Management

We seek to manage our foreign currency exposure through the use of foreign currency forward exchange contracts. We do not speculate in the financial markets and, therefore, do not enter into these contracts for trading purposes. We also endeavor to moderate our currency risk related to significant purchase commitments with certain foreign vendors through price adjustment agreements that provide for a sharing of, or otherwise limit, the potential adverse effect of currency fluctuations on the costs of purchased products. The results of these programs achieved our objectives for the first quarter of fiscal 1999. See
Note 3 to the Condensed Consolidated Financial Statements.


LIQUIDITY AND CAPITAL RESOURCES

At January 31, 1999, we had cash and cash equivalents of $2.6 million compared to $3.3 million at October 31, 1998. Cash used for operations totaled $3.0 million in the first quarter of fiscal 1999, compared to $552,000 provided by operations in the same period of fiscal 1998. Cash flow from operations included approximately $185,000 of license fees, net of expenses and taxes, received during the 1999 first quarter compared to $591,000 received in the 1998 period.

Net working capital was $32.0 million at January 31, 1999, compared to $29.3 million at October 31, 1998. The increase is attributable to an increase in inventory of $2.0 million, a decrease in accounts payable of $4.0 million and a $1.0 million decrease in accrued expenses, offset by a $3.0 million decrease in accounts receivable.

The increase in inventories relates primarily to finished products available for shipment along with components to support current production schedules. The increase is attributable to planned increases in production by our contract manufacturers during the latter half of fiscal 1998, combined with lower than expected demand in the first quarter of fiscal 1999. We anticipate an additional increase in finished product inventory during the second quarter of fiscal 1999, which is expected to be absorbed during the second half of the fiscal year as reduced supplier delivery schedules take effect.

The decrease in accounts payable relates to payments made to our contract manufacturers for inventory purchases that occurred in late fiscal 1998 under terms that generally range from 60 to 120 days. Accounts payable at October 31, 1998 reflected a higher-than-average level of shipments from our contract manufacturers in the fourth fiscal quarter. The decrease in accrued expenses is primarily the result of seasonal payments related to 1998 operations. The decrease in accounts receivable is attributed to decreased shipments in the first quarter of 1999 compared to the higher level of shipments at the end of fiscal 1998 for which payments were received in the first quarter of 1999.

Capital investments for the first fiscal quarter ended January 31, 1999 consisted principally of expenditures for software development projects and purchases of equipment. Cash used for investing activities during the quarter were funded by cash flow from operations and bank credit facilities.

We repurchased 395,752 shares of our common stock during the first quarter of fiscal 1999 under our previously announced stock repurchase program. These shares are reflected as a reduction of common stock outstanding in calculating basic and diluted earnings per common share.

Our bank credit agreement was amended on December 19, 1998 to permit borrowings at any one time outstanding, of up to $25.0 million (inclusive of letter of credits of $15.0 million). All other terms under the agreement remained unchanged. We were in compliance with all loan covenants at January 31, 1999. We believe that anticipated cash flow from operations and available borrowings under credit facilities will be sufficient to meet our anticipated cash requirements in the foreseeable future.

                           PART II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

There have been no material developments in the IMS infringement litigation except as described in our Annual Report on Form 10-K for the year ended October 31, 1998.

We are involved in various other claims and lawsuits arising in the ordinary course of business, none of which, in the opinion of management, is expected to have a material adverse effect on our consolidated financial position or results of operations.


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

10.1 The second amendment to the amended and restated credit agreement and amendment to reimbursement agreement among Hurco
              Companies, Inc. and NBD Bank N.A. dated December 19, 1998.

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





February 22, 1999