Form 10-Q
period 1999-04-30
HURCO COMPANIES INC
filed 1999-06-09
CIK 315374

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q



(Mark One)

      Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended April 30, 1999 Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to
      _________.


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




The number of shares of the Registrant's common stock outstanding as of June 7, 1999 was 5,945,359.

                              HURCO COMPANIES, INC.
                      April 1999 Form 10-Q Quarterly Report


                                Table of Contents



                         Part I - Financial Information



                                                                            Page
Item 1.       Condensed Financial Statements

              Condensed Consolidated Statement of Operations -
                Three months and six months ended April 30, 1999 and 1998.....3

              Condensed Consolidated Balance Sheet -
                As of April 30, 1999 and October 31, 1998.....................4

              Condensed Consolidated Statement of Cash Flows -
                Three months and six months ended April 30, 1999 and 1998.....5

              Condensed Consolidated Statement of Changes in Shareholders'
                Equity - Six months ended April 30, 1999 and 1998.............6

              Notes to Condensed Consolidated Financial Statements............7


Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations.............................9

Item 3.       Quantitative and Qualitative Disclosures About Market Risk.....14

                           Part II - Other Information



Item 1.       Legal Proceedings..............................................15

Item 6.       Exhibits and Reports on Form 8-K...............................16


Signature....................................................................16

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                              HURCO COMPANIES, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                      (In thousands, except per-share data)

                                     Three Months Ended      Six Months Ended
                                         April 30,               April 30,
                                     ------------------      ----------------
                                     1999          1998      1999        1998
-----------------------------------------------------------------------------
                                         (unaudited)           (unaudited)

Sales and service fees............ $ 21,532     $ 21,542   $ 42,679   $ 43,662

Cost of sales and service.........   15,674       15,256     30,817     31,252
                                   --------     --------   --------   --------

     Gross profit.................    5,858        6,286     11,862     12,410

Selling, general and
administrative expenses...........    5,352        5,354     10,686     10,378

Restructuring credit..............     (103)          --       (103)        --
                                   --------     --------   --------   --------

     Operating income ............      609          932      1,279      2,032
License fee income and litigation
settlement fees, net..............       86        4,291        169      5,785

Interest expense..................      340          210        640        484

Other expense, net................       68           47        107         25
                                   --------     --------   --------   --------

     Income before taxes..........      287        4,966        701      7,308

Income tax expense (benefit)......     (267)         696        (28)       852
                                   --------     --------   --------   --------

Net income........................ $    554     $  4,270   $    729   $  6,456
                                   ========     ========   ========   ========
Earnings per common share
     Basic........................ $    .09     $    .65   $    .12   $   .98
                                   ========     ========   ========   =======
     Diluted...................... $    .09     $    .63   $    .12   $   .96
                                   ========     ========   ========   =======
Weighted average common
shares outstanding
     Basic........................    5,945        6,560      6,011     6,557
                                   ========     ========   ========   =======
     Diluted......................    6,031        6,764      6,100     6,751
                                   ========     ========   ========   =======

The accompanying notes are an integral part of the condensed consolidated financial statements.

                              HURCO COMPANIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                             (Dollars in thousands)
                                             April 30, 1999  October 31, 1998
ASSETS                                           (Unaudited)         (Audited)
Current assets:
     Cash and temporary investments............    $  3,694          $  3,276
     Accounts receivable.......................      15,938            18,896
     Inventories...............................      31,808            30,817
     Other.....................................       1,364             2,154
                                                   --------          --------
         Total current assets..................      52,804            55,143
                                                   --------          --------
Long-term license fees receivable..............         621               797
                                                   --------          --------
Property and equipment:
     Land    ..................................         761               761
     Building..................................       7,135             7,067
     Machinery and equipment...................      11,250            11,184
     Leasehold improvements....................       1,007             1,107
     Less accumulated depreciation and amortization (11,186)          (11,037)
                                                   --------          --------
                                                      8,967             9,082
                                                   --------          --------
Software development costs, less amortization..       4,310             4,231
Other assets ..................................       3,196             2,443
                                                   --------          --------
                                                   $ 69,898          $ 71,696
                                                   ========          ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable..........................    $  8,903          $ 15,791
     Accrued expenses..........................       6,678             8,217
     Current portion of long-term debt.........       1,786             1,786
                                                   --------          --------
         Total current liabilities.............      17,367            25,794
                                                   --------          --------
Non-current liabilities
     Long-term debt............................      16,040             6,572
     Deferred credits and other obligations....       1,503             1,590
                                                   --------          --------
            Total non-current liabilities......      17,543             8,162
                                                   --------          --------
Shareholders' equity:
     Preferred stock: no par value per share;
       1,000,000 shares authorized; no shares issued     --                --
     Common stock: no par value; $.10 stated value per share;
         12,500,000 shares authorized; and 5,945,359 and 6,340,111
         shares issued and outstanding, respectively    595               634
     Additional paid-in capital.................     46,324            48,662
     Accumulated deficit........................     (6,421)           (7,150)
     Foreign currency translation adjustment....     (5,510)           (4,406)
                                                   --------          --------
     Total shareholders' equity  ...............     34,988            37,740
                                                   --------          --------
                                                   $ 69,898          $ 71,696
                                                   ========          ========
                    The accompanying notes are an integral part of the condensed consolidated financial statements.

                              HURCO COMPANIES, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Dollars in thousands)

                                            Three Months Ended  Six Months Ended
                                                April 30,            April 30,
                                            ------------------  ----------------
                                              1999      1998      1999     1998
--------------------------------------------------------------------------------
                                               (unaudited)         (unaudited)
Cash flows from operating activities:
   Net income ..............................   $  554   $4,270    $ 729  $6,456
   Adjustments to reconcile net income to net
   cash provided by (used for) operating activities:
     Depreciation and amortization..........      449      550      983   1,072
     Change in assets and liabilities:
     (Increase) decrease in accounts receivable  (763)   2,550    2,206   1,100
     (Increase) decrease in license fee
        receivables.........................      125      495      451    (340)
     (Increase) decrease in inventories.....      306   (2,763)  (1,701)   (861)
     Increase (decrease) in accounts payable   (2,731)   3,326   (6,802)  2,883
     Increase (decrease) in accrued expenses     (198)     863   (1,244)   (430)
     Other..................................       52     (324)     162    (361)
                                               -------  -------  ------- -------
       Net cash provided by (used for)
       operating activities.................   (2,206)   8,967   (5,216)  9,519
                                               -------  -------  ------- -------
Cash flows from investing activities:
   Proceeds from sale of equipment..........       55        8       72      10
   Purchase of property and equipment.......     (394)    (347)    (644)   (539)
   Software development costs...............     (306)    (217)    (532)   (380)
   Other investments........................      (49)     (57)    (211)   (196)
                                               -------  -------  ------- -------
     Net cash provided by (used for)
     investing activities...................     (694)    (613)  (1,315) (1,105)
                                               -------  -------  ------- -------
Cash flows from financing activities:
   Advances on bank credit facilities.......   25,599    2,500   41,050   8,500
   Repayment on bank credit facilities .....  (21,469)  (5,108) (29,769)(10,400)
   Repayment of term debt ..................       --       --   (1,786) (1,786)
   Proceeds from exercise of common stock options  --       48        2      82
   Purchase of common stock.................       --     (278)  (2,379)   (278)
                                               -------  -------  ------- -------
     Net cash provided by (used for)
     financing activities...................    4,130   (2,838)   7,118  (3,882)
                                               -------  -------  ------- -------
Effect of exchange rate changes on cash.....     (150)     (75)    (169)     19
                                               -------  -------  ------- -------
     Net increase (decrease) in cash and
     temporary investments...................   1,080    5,441      418   4,551

Cash and temporary investments
     at beginning of period..................   2,614    2,481    3,276   3,371
                                               -------  -------  ------- -------
Cash and temporary investments
     at end of period........................  $3,694   $7,922   $3,694  $7,922
                                               =======  =======  ======= =======
The accompanying notes are an integral part of the condensed consolidated financial statements.

                             HURCO COMPANIES, INC.
    CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                For the Six Months ended April 30, 1999 and 1998


                                                               Accumulated
                                                                  Other
                                                              Comprehensive
                              Common Stock                    Income (Loss):
                           ------------------                    Foreign
                           Shares       Additional              Currency
                          Issued &         Paid-In Accumulated Translation
                        Outstanding Amount Capital   Deficit   Adjustment  Total
                                         (Dollars in thousands)

Balances,
October 31 1997          6,544,831   $654  $50,349  $(16,404)  $(4,823) $29,776
---------------                                                         -------
  (Unaudited)
Net income..............        --     --       --     6,456        --    6,456
Translation of foreign
   currency financial
   statements...........        --     --       --        --      (239)    (239)
                                                                        -------
  Comprehensive income:                                                   6,217
                                                                        -------
Exercise of Common Stock
   Options..............    25,180     29       53        --        --       82
Purchase of Common Stock   (25,000)   (25)    (253)       --        --     (278)
                         ---------   ----  -------   --------  -------- -------

Balances,
April 30, 1998           6,545,011   $658  $50,149   $(9,948)  $(5,062) $35,797
--------------           =========   ====  =======   ========  ======== =======


Balances,
October, 31 1998         6,340,111   $634  $48,662   $(7,150)  $(4,406) $37,740
----------------                                                        -------
  (Unaudited)
Net income..............        --     --       --       729        --      729
Translation of foreign
   currency financial
   statements...........        --     --       --        --    (1,104)  (1,104)
                                                                        -------
   Comprehensive income (loss)                                     ---     (375)
                                                                        -------

Exercise of Common Stock
   Options..............     1,000     --        2        --        --        2
Purchase of Common Stock  (395,752)   (39)  (2,340)       --        --   (2,379)
                          --------   ----  -------   --------   ------- -------

Balances,
April 30, 1999           5,945,359   $595  $46,324   $(6,421)  $(5,510) $34,988
--------------           =========   ====  =======   ========  ======== =======

               The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   GENERAL

The unaudited Condensed Consolidated Financial Statements include the accounts of Hurco Companies, Inc. and its consolidated subsidiaries (collectively, "the Company"). The Company is an industrial automation company that designs and produces interactive computer controls, software and computerized machine systems for the worldwide metal cutting and metal forming industries.

The condensed consolidated financial information as of April 30, 1999 and 1998 is unaudited but includes all adjustments which we consider necessary for a fair presentation of the Company's financial position at those dates and results of operations and cash flows for the three months and six months then ended. It is suggested that those condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended October 31, 1998.


2.   LICENSE FEE INCOME AND LITIGATION SETTLEMENT FEES, NET


From time to time, our wholly owned subsidiary, IMS Technology, Inc. (IMS) enters into agreements for the licensing of its interactive computer numerical control (CNC) patents. License fees received or receivable under a fully paid-up license, for which there are no future performance requirements or contingencies, and payments received or receivable to settle litigation related to the patents, are recognized in income, net of legal fees and expenses, if any, at the time the license agreement is executed. License fees received in periodic installments that are contingent upon the continuing validity of a licensed patent are recognized in income, net of legal fees and expenses, if any, over the life of the licensed patent.

3.   INCOME TAX EXPENSE (BENEFIT)

The income tax benefit for the second quarter of fiscal 1999 is the result of a $325,000 deferred tax asset recorded by a foreign subsidiary as a result of a change in its tax status.


4.   HEDGING


We seek to hedge our exposure to fluctuations in foreign currency exchange rates through the use of foreign currency forward exchange contracts. The U.S. dollar equivalent notional amount of outstanding foreign currency forward exchange contracts was approximately $5.9 million as of April 30, 1999 ($4.5 million related to firm intercompany sales commitments) and $13.5 million as of October 31, 1998 ($8.7 million related to firm intercompany sales commitments). Deferred gains related to hedges of future sales transactions were approximately $94,000 as of April 30, 1999, compared to deferred losses of $434,000 as of October 31, 1998. Contracts outstanding at April 30, 1999 mature at various times through May 26, 1999. All contracts are for the sale of currency. We do not enter into these contracts for trading purposes.

5.       EARNINGS PER SHARE

Basic and diluted earnings per common share are based on the weighted average number of common shares outstanding. Diluted earnings per common share give effect to outstanding stock options using the treasury method. Common stock equivalents totaled approximately 90,000 shares as of April 30, 1999.

6.   ACCOUNTS RECEIVABLE

The allowance for doubtful accounts was $707,000 as of April 30, 1999 and $769,000 as of October 31, 1998.


7.   INVENTORIES

Inventories, priced at the lower of cost (first-in, first-out method) or market are summarized below (in thousands):

                                           April 30, 1999      October 31, 1998
                                           --------------      ----------------
      Purchased parts and sub-assemblies      $ 10,478             $ 11,749
      Work-in-process                            1,855                1,774
      Finished goods                            19,475               17,294
                                              --------             --------
                                              $ 31,808             $ 30,817
                                              ========             ========

8.   RESTRUCTURING CREDIT

In fiscal 1998, we recorded a reserve for anticipated costs associated with the restructuring of a subsidiary. The reserve included $500,000 for carrying costs of estimated excess space in a leased building, net of estimated sublease rental income. Approximately $74,000 of this reserve was used during the second quarter to offset rent expense for the excess space. On April 30, 1999, the excess building space was subleased, effective June 15, 1999 through July 31, 2001. The reserve was adjusted to reflect the terms of the sublease resulting in a restructuring credit of approximately $103,000. At April 30, 1999, the restructuring reserve balance was approximately $443,000 and consisted of the following:


                                 Balance    Charges to                  Balance
           Description           10/31/98    Accrual     Adjustment     4/30/99
           -----------           --------    --------    ----------     -------
      Excess Building Capacity   $500,000    $ 73,743     $103,486     $322,771
      Equipment Leases            101,187      11,904                    89,283
      Severance Costs              89,574      58,540                    31,034
                                 --------    --------     --------     --------
                                 $690,761    $144,187     $103,486     $443,088
                                 ========    ========     ========     ========

9.   TAX CONTINGENCY

A German tax examiner has challenged a 1996 transfer of net operating losses between two of our German subsidiaries that merged in fiscal 1996. The contingent tax liability resulting from this issue is approximately $1.4 million. We are contesting the claim and no formal decision or assessment has been rendered by the tax authority. As of April 30, 1999, no provision for the contingency has been recorded.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto appearing elsewhere herein. Certain statements made in this report relating to trends in our operations or financial results, as well as other statements, including words such as "anticipate", "believe", "plan", "estimate", "expect", "intend", and other similar expressions, constitute forward-looking statements under the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors which could cause actual results to be materially different from those contemplated by the forward-looking statements, including those risks, uncertainties and other factors described in our annual report on Form 10-K for the year ended October 31, 1998.

RESULTS OF OPERATIONS

Three Months Ended April 30, 1999 Compared to Three Months Ended April 30, 1998

Net income for the second quarter ended April 30, 1999 was $554,000, or $.09 per share, on a diluted basis, which compares to $4.3 million, or $.63 per share, reported for the corresponding period a year ago. The decline in net income is primarily the result of the substantial reduction in license fee income and litigation settlement fees, which had been anticipated. Net income also was unfavorably impacted by a lower gross profit as a percentage of sales and by higher interest expense, although their effects were offset by special tax credits of approximately $325,000 relating to a foreign subsidiary and by a credit of $103,000 to a previously recorded restructuring reserve.

Sales and service fees for the second quarter of fiscal 1999 were substantially unchanged from the prior year level. In spite of weak market conditions, sales of computerized machine systems increased 13.4% to $15.5 million, reflecting the introduction of new products in late fiscal 1998. It should be noted, however, that shipments in the second quarter of fiscal 1998 were adversely affected by a temporary delay in availability of certain finished products at that time. Sales of stand-alone computer control systems continued to decline compared to the prior year period due to the previously announced repositioning of the product line. Revenues from service fees and parts declined approximately six percent, reflecting the ongoing transition of service activities to full-service distributors.

New order bookings during the second quarter of fiscal 1999 were $20.0 million, a decrease of 23.7% from the $26.2 million reported for the second quarter of fiscal 1998. Orders for computerized machine systems declined $4.1 million, or 22.6%. The decline in machine system orders was most pronounced in the United States, where weak market conditions in the metal cutting and metal forming industries have persisted since the third quarter of fiscal 1998. Orders for computerized machine systems were also lower in Europe, which posted a 15% decline in order value, reflecting an 8% reduction in unit orders and a decrease in the percentage of large machine systems in the sales mix. Orders in the United Kingdom were below the second quarter of fiscal 1998 as weak market conditions continue. Orders in continental Europe, primarily France and Germany, were below the prior year second fiscal quarter as well, reflecting some softening in those markets. Orders for stand-alone computer control systems declined by $1.7 million, or 44%, reflecting the ongoing repositioning of these products. Backlog was $9.1 million at April 30, 1999 as compared to $11.0 million at January 31, 1999, a decrease of $1.9 million, reflecting increased availability of new products for shipment.

Gross profit as a percentage of sales was 27.2% compared to 29.2% for the corresponding period in the prior year. The decline in the gross profit percentage was primarily attributed to lower service revenues, decreased absorption of certain fixed costs, along with a lower percentage of higher margin stand-alone computer control sales in the total sales mix.

Selling, general and administrative expenses, which include research and development expenses, were essentially unchanged from the prior year quarter, as normal salary and wage increases and new spending projects were offset by cost reductions in other areas.

In fiscal 1998, we recorded a reserve for anticipated costs associated with the restructuring of a subsidiary. The reserve included $500,000 for carrying costs of excess space in a leased building, net of estimated sublease rental income. Approximately $74,000 of this reserve was used during the second quarter to offset rent expense for the excess space. On April 30, 1999, the excess building space was subleased, effective June 15, 1999 through July 31, 2001. The reserve was adjusted to reflect the terms of the sublease resulting in a credit of approximately $103,000.

License fee income and litigation settlement fees, net of expenses and foreign withholding taxes, totaled $86,000 in the second quarter of fiscal 1999, compared to $3.7 million in the second quarter of fiscal 1998. The decline, which was anticipated, reflected the fact that most of the previously granted licenses for the Company's patented interactive control technology involved one-time lump-sum payments and the number of future potential licensees is limited.

Interest expense was $340,000 during the second quarter of fiscal 1999 compared to $210,000 in the corresponding period of fiscal 1998. The increase in interest expense is the result of increased borrowings resulting from payables becoming due in fiscal 1999 that supported an increase in inventory beginning in the second half of fiscal 1998.

The income tax benefit of $267,000 is the result of a $325,000 deferred tax asset recorded by a foreign subsidiary due to a change in its tax status. The income tax expense in the prior year was primarily due to foreign withholding taxes on license fee income and litigation settlement fees.

A German tax examiner has challenged a 1996 transfer of net operating losses between two of our German subsidiaries that merged in fiscal 1996. The contingent tax liability resulting from this issue is approximately $1.4 million. We are contesting the claim and no formal decision or assessment has been rendered by the tax authority. As of April 30, 1999, no provision for the contingency has been recorded.

Six Months Ended April 30, 1999 Compared to Six Months Ended April 30, 1998

Sales and service fees for the first half of fiscal 1999 were approximately 2.3% lower than those recorded in the 1998 period, notwithstanding a slight benefit from a weaker U.S. dollar when converting foreign sales and service fees into U.S. dollars for financial reporting purposes. The decrease in sales and service fees was due primarily to a decline of $2.7 million, or 36.5%, in sales of stand-alone computer control systems, consisting primarily of the Autobend(R) and Delta(TM) series products. This continued decline reflects the repositioning of these products. Offsetting the decline in stand-alone computer control systems was an increase of $2.0 million, or 7.0%, in computerized machine systems. A significant decline in market consumption in the United States and United Kingdom resulted in an 11.2% decline in sales of computerized machine systems in those markets. However, the effect of this decline was offset by a 26.7% increase in sales of computerized machine systems in continental Europe, primarily Germany and France. Domestic sales and service fees, including exports, were 43.8% of total sales during first half of fiscal 1999 compared to 45.5% in the prior fiscal year.

New order bookings for the first six months of fiscal 1999 were $44.7 million compared to $48.2 million in the prior year, a 7.3% decrease. Orders for computerized machine systems decreased by approximately $900,000, or 2.8%, reflecting the reduced order rates in the second quarter of fiscal 1999 as discussed above, which more than offset strong European orders recorded in the first fiscal quarter of 1999. Orders for stand-alone computer controls declined $2.3 million, or 31.5%, reflecting the repositioning of these products. Backlog at April 30, 1999 was $9.1 million compared to $7.5 million at October 31, 1998.

Gross profit as a percentage of sales was 27.8% compared to 28.4% for the corresponding period in the prior year. The decline in the gross profit percentage was primarily attributed to lower service revenues, decreased absorption of certain fixed costs, along with a lower percentage of higher margin stand-alone computer control sales in the total sales mix.

Operating expenses in the first half of fiscal 1999 increased $308,000, or 3.0%, over the comparable prior year period. The first half of fiscal 1999 included planned incremental expenditures for development of new products and enhanced information technology and management systems.

License fee income and litigation settlement fees, net of expenses and foreign withholding taxes, totaled $169,000 and $5.1 million in the first half of fiscal 1999 and 1998 respectively. The decline, which was anticipated, reflected the fact that most of the existing licenses for the patented interactive control technology have involved one-time lump-sum payments and the number of remaining potential licensees is limited.

Interest expense was $640,000, during the first half of fiscal 1999 compared to $484,000 in the corresponding period of fiscal 1998. The increase in interest expense is the result of increased borrowings resulting from payables becoming due in fiscal 1999 that supported an increase in inventory beginning in the second half of fiscal 1998.

The income tax benefit of $28,000 is the result of a deferred tax asset of $325,000 recorded in the second fiscal quarter by a foreign subsidiary as a result of a change in its tax status. The income tax expense in the prior year of $852,000 included $648,000 of foreign withholding taxes on license fees and litigation settlement fees.

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

The Costs to Address the Company's Year 2000 Issues. Our costs through April 30, 1999 to identify and remediate our Year 2000 problems have not been material. Our costs to complete the Year 2000 project are not expected to be material either.

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

LIQUIDITY AND CAPITAL RESOURCES

At April 30, 1999, we had cash and temporary investments of $3.7 million compared to $3.3 million at October 31, 1998. Cash used for operations totaled approximately $2.2 million in the second quarter of fiscal 1999, compared to cash provided by operations of $9.0 million for the same period of fiscal 1998. Cash flow from operations during the second quarter of fiscal 1998 benefited from approximately $4.9 million of license fees and litigation settlements received, net of expenses paid and foreign taxes withheld.

For the six months ended April 30, 1999, approximately $5.2 million of cash was used for operations as compared to $9.5 million cash provided by operations in the comparable prior year period, of which $5.5 million in the prior year period was attributable to license fee income and litigation settlement fees received, net of expenses paid and foreign taxes withheld.

Net working capital was $35.4 million at April 30, 1999, compared to $29.3 million at October 31, 1998. The increase was attributable to an increase in inventory of $1.7 million, a decrease in accounts payable of $6.8 million and a $1.2 million decrease in accrued expenses, offset by a $2.2 million decrease in accounts receivable. The ratio of current assets to current liabilities was 3.0 to 1 at April 30, 1999 and 2.1 to 1 at October 31, 1999.

The increase in inventories relates primarily to finished products available for shipment. The increase is attributable to planned increases in production by our contract manufacturers during the latter half of fiscal 1998, combined with lower than expected demand in the first half of fiscal 1999. The increased finish product inventory is expected to be absorbed during the fourth quarter of the fiscal year and the first half of fiscal 2000 as reduced supplier delivery schedules take effect.

The decrease in accounts payable relates to payments made to our contract manufacturers for inventory purchases that occurred in late fiscal 1998 under terms that generally range from 60 to 120 days. Accounts payable at October 31, 1998 reflected a higher-than-average level of shipments from our contract manufacturers in the fourth fiscal quarter.

The decrease in accrued expenses is primarily the result of seasonal payments related to 1998 operations. The decrease in accounts receivable is primarily attributed to decreased shipments in the first half of 1999 compared to the higher level of shipments at the end of fiscal 1998 for which payments were received in the first half of 1999.

Capital investments for the quarter and six months ended April 30, 1999 consisted principally of expenditures for software development projects and purchases of equipment. Cash used for investing activities during the quarter and year to date were funded by bank credit facilities.

We purchased 395,752 shares of our common stock during the first half of fiscal 1999 at a cost of approximately $2.4 million under our previously announced stock repurchase program. These shares are reflected as a reduction of common stock outstanding in calculating basic and diluted earnings per common share.

Our bank credit agreement was amended on December 19, 1998 to permit borrowings at any one time outstanding of up to $25.0 million (inclusive of letter of credits of $15.0 million). All other terms under the agreement remained unchanged. As of April 30, 1999, we had unutilized availability of $4.2 million under our current credit facilities. We were in compliance with all loan covenants at April 30, 1999. We believe that anticipated cash flow from operations and available borrowings under the credit facilities will be sufficient to meet our anticipated cash requirements in the foreseeable future.



Item 3.        Quantitative and Qualitative Disclosures About Market Risk


Interest Rate Risk


Interest on our bank line of credit is affected by the general level of U.S. and European interest rates and/or Libor. The interest rates on the Libor portion of our bank credit facilities are based upon a leverage ratio for the preceding twelve month period and are payable at Libor plus an amount ranging from .75% to 2.0% based upon a prescribed formula. At April 30, 1999, outstanding borrowings were $13.3 million on our bank credit facilities. Based upon this level of borrowings, our interest rate on the Libor portion of the debt will increase 1.25% effective August 1, 1999. An increase of market interest rates of fifty basis points (.5%) would increase annual interest expense approximately $67,000.



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

In Fiscal 1999, approximately 56.2% of our sales and service fees, including export sales, were derived from overseas markets. All computerized machine systems, computer numerical control systems and certain proprietary service parts are sourced by a central engineering and manufacturing division of the U.S. parent company and re-invoiced to our foreign sales and service subsidiaries, primarily in their functional currencies. The parent company enters into forward foreign exchange contracts from time to time to hedge the cash flow risk related to inter-company sales and inter-company accounts receivable in foreign currencies. We do not speculate in the financial markets and, therefore, do not enter into these contracts for trading purposes.

Forward contracts for the sale of foreign currencies as of April 30, 1999 were as follows:

                                     Weighted
                    Notional Amount    Avg.    Notional     Market
Foreword Contracts    in Foreign     Forward   Amount in    Value     Maturity
                       Currency        Rate      U.S. $     in US$      Dates
                       --------        ----      ------     ------      -----

Euro                  3,430,000       1.0782   3,697,969   3,628,940   May 1999
Sterling              1,350,000       1.6091   2,172,225   2,172,150   May 1999

                           PART II - OTHER INFORMATION


Item 1.  LEGAL PROCEEDINGS

There have been no material developments in the IMS infringement litigation.

We are involved in various other claims and lawsuits arising in the ordinary course of business, none of which, in the opinion of management, is expected to have a material adverse effect on our consolidated financial position or results of operations.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

10.1 The sublease between Autocon Technologies, Inc. and Robert Bosch Corporation dated April 30, 1999.

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









June 9, 1999