Form 10-Q
period 1999-07-31
HURCO COMPANIES INC
filed 1999-09-14
CIK 315374

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q



(Mark One)

      Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended July 31, 1999 Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to
      _________.


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

The number of shares of the Registrant's common stock outstanding as of August 31, 1999 was 5,950,859.

                              HURCO COMPANIES, INC.
                      July 1999 Form 10-Q Quarterly Report


                                Table of Contents



                         Part I - Financial Information



                                                                          Page
Item 1.       Condensed Financial Statements

              Condensed Consolidated Statement of Operations -
                  Three months and nine months ended
                    July 31, 1999 and 1998..................................3

              Condensed Consolidated Balance Sheet -
                  As of July 31, 1999 and October 31, 1998..................4

              Condensed Consolidated Statement of Cash Flows -
                  Three months and nine months ended
                    July 31, 1999 and 1998..................................5

              Condensed Consolidated Statement of Changes
                    in Shareholders' Equity -Nine months
                    ended July 31, 1999 and 1998............................6

              Notes to Condensed Consolidated Financial Statements..........7


Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations...........................9

Item 3.       Quantitative and Qualitative Disclosures About Market Risk...14

                           Part II - Other Information



Item 1.       Legal Proceedings                                            15

Item 4.       Submission of Matters to a Vote of Security Holders..........15

Item 6.       Exhibits and Reports on Form 8-K.............................16


Signature..................................................................16

                         PART I - FINANCIAL INFORMATION

Item 1.        Financial Statements

                              HURCO COMPANIES, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                      (In thousands, except per-share data)

                                  Three Months Ended         Nine Months Ended
                                        July 31,                  July 31,
                                ------------------------    --------------------
                                   1999         1998           1999        1998
--------------------------------------------------------------------------------
                                      (unaudited)                  (unaudited)

Sales and service fees......... $ 20,783      $ 23,444      $ 63,463    $ 67,106

Cost of sales and service......   14,868        16,464        45,686      47,716
                               ----------    ----------     ---------- ---------

     Gross profit..............    5,915         6,980        17,777      19,390


Selling, general and
administrative expenses........    5,152         5,573        15,839      15,951

Restructuring credit...........       --            --          (103)         --
                               ----------    ----------     ---------- ---------

     Operating income .........      763         1,407         2,041       3,439
License fee income and litigation
settlement fees, net...........       73         1,025           242       6,810

Interest expense...............      333           149           973         633

Other expense, net.............        9            72           115          97
                               ----------    ----------     ---------- ---------

     Income before taxes.......      494         2,211         1,195       9,519

Income tax expense.............       94           381            66       1,233
                               ----------    ----------     ---------- ---------

Net income.....................$     400     $   1,830      $  1,129    $  8,286
                               ==========    ==========     ========== =========

Earnings per common share
     Basic.....................$     .07     $     .28      $    .19    $   1.27
                                =========    ==========      ========= =========
     Diluted...................$     .07     $     .27      $    .19    $   1.23
                                =========    ==========      ========= =========
Weighted average common
shares outstanding
     Basic......................   5,947         6,472         5,989       6,528
                                =========    ==========      ========= =========
     Diluted....................   6,044         6,664         6,076       6,720
                                =========    ==========      ========= =========
The accompanying notes are an integral part of the condensed consolidated financial statements.

                              HURCO COMPANIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                             (Dollars in thousands)
                                                     July 31,        October 31,
                                                       1999              1998
ASSETS                                             (Unaudited)       (Audited)
Current assets:
     Cash and temporary investments.............. $    3,182          $   3,276
     Accounts receivable.........................     14,600             18,896
     Inventories.................................     33,151             30,817
     Other.......................................      1,811              2,154
                                                   ----------          ---------
         Total current assets....................     52,744             55,143
                                                   ----------          ---------
Long-term license fees receivable................        622                797
                                                   ----------          ---------
Property and equipment:
     Land    ....................................        761                761
     Building....................................      7,141              7,067
     Machinery and equipment.....................     10,967             11,184
     Leasehold improvements......................      1,043              1,107
         Less accumulated depreciation and
          amortization...........................    (10,943)           (11,037)
                                                   ---------           ---------
                                                       8,969              9,082
                                                   ----------          ---------
Software development costs, less amortization.....     4,320              4,231
Other assets .....................................     3,301              2,443
                                                   ----------          ---------
                                                  $   69,956          $  71,696
                                                   ==========          =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable.............................$   11,870          $  15,791
     Accrued expenses.............................     7,141              8,217
     Current portion of long-term debt............     1,786              1,786
                                                   ----------          ---------
         Total current liabilities................    20,797             25,794
                                                   ----------          ---------
Non-current liabilities:
     Long-term debt...............................    12,263              6,572
     Deferred credits and other obligations.......     1,532              1,590
                                                   ----------          ---------
            Total non-current liabilities.........    13,795              8,162
                                                   ----------          ---------
Shareholders' equity:
     Preferred stock: no par value per share; 1,000,000
       shares authorized; no shares issued........        --                 --
     Common stock: no par value; $.10 stated value per
         share; 12,500,000 shares authorized; and
          5,950,459 and 6,340,111 shares issued and
          outstanding, respectively ..............       595                634
     Additional paid-in capital...................    46,337             48,662
     Accumulated deficit..........................    (6,021)            (7,150)
     Foreign currency translation adjustment......    (5,547)            (4,406)

                                                    ----------         ---------
     Total shareholders' equity  .................     35,364            37,740
                                                    ----------         ---------
                                                      $69,956           $71,696
                                                    ==========         =========
The accompanying notes are an integral part of the condensed consolidated financial statements.

                              HURCO COMPANIES, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Dollars in thousands)

                                          Three Months Ended   Nine Months Ended
                                                 July 31,            July 31,
                                         -------------------- ------------------
                                            1999      1998      1999      1998
--------------------------------------------------------------------------------
                                              (unaudited)          (unaudited)
Cash flows from operating activities:
   Net income ............................$   400   $ 1,830   $ 1,129    $ 8,286
   Adjustments to reconcile net income to net
   cash provided by (used for) operating
     activities: Depreciation and
        amortization......................    522       531     1,505      1,603
     Change in assets and liabilities:
     (Increase) decrease in accounts
        receivable........................  1,286    (1,505)    3,317       (65)
(Increase) decrease in license fee
     receivables..........................     --       (36)      175      (376)
     (Increase) decrease in inventories... (1,490)   (4,342)   (3,191)   (5,203)
     Increase (decrease) in accounts
          payable.........................  2,971     3,934    (3,831)    6,817
     Increase (decrease) in accrued expenses  536      (211)     (708)     (641)
     Other................................   (542)      201        71      (500)
                                           -------   -------   -------   -------
       Net cash provided by (used for)
       operating activities...............  3,683       402    (1,533)    9,921
                                           -------   -------   -------   -------
Cash flows from investing activities:
   Proceeds from sale of equipment........     19         3        91        13
   Purchase of property and equipment.....   (269)     (177)     (913)     (716)
   Software development costs.............   (247)     (442)     (779)     (822)
   Other investments......................     (9)      (24)     (220)     (220)
                                           -------   -------   -------   -------
    Net cash provided by (used for)
     investing activities.................   (506)     (640)   (1,821)   (1,745)
                                           -------   -------   -------   -------
Cash flows from financing activities:
   Advances on bank credit facilities..... 13,840       752    54,890     9,252
   Repayment on bank credit facilities ...(17,632)     (752)  (47,401)  (11,152)
   Repayment of term debt ................     --        --    (1,786)   (1,786)
   Proceeds from exercise of common
     stock options........................     13        18        15       100
   Purchase of common stock...............     --      (720)   (2,379)     (998)
                                           -------   -------  --------  --------
     Net cash provided by (used for)
     financing activities................. (3,779)     (702)    3,339    (4,584)
                                           -------   -------  --------  --------
Effect of exchange rate changes on cash...     90        39       (79)       58
                                           -------   -------  --------  --------
     Net increase (decrease) in cash and
     temporary investments................   (512)     (901)      (94)    3,650
Cash and temporary investments
     at beginning of period...............  3,694     7,922     3,276     3,371
                                           -------   -------  --------  --------
Cash and temporary investments
     at end of period.....................$ 3,182   $ 7,021   $ 3,182   $ 7,021
                                          ========   =======  ========  ========
The accompanying notes are an integral part of the condensed consolidated financial statements.

                                HURCO COMPANIES, INC.
            CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                  For the Nine Months ended July 31, 1999 and 1998
                             (Dollars in thousands)

                                                              Accumulated
                                                                 Other
                                                             Comprehensive
                                                              Income (Loss):
                                 Common Stock
                          -------------------------              Foreign
                          Shares         Additional             Currency
                         Issued &         Paid-In Accumulated  Translation
                       Outstanding  Amount Capital   Deficit    Adjustment Total


Balances,
October 31 1997         6,544,831    $654  $50,349  $(16,404)  $(4,823) $29,776
---------------
  (Unaudited)
Net income...........         --       --      --      8,286        --    8,286
Translation of foreign
currency financial
  statements                  --       --      --         --      (292)    (292)
                                                                         -------
  Comprehensive income                                                    7,994
                                                                         -------
Exercise of Common
  Stock Options            41,280       4      108        --        --      112
Purchase of Common Stock (125,000)    (12)    (998)       --        --   (1,010)
                        ----------  ------   ------- -------   -------- --------

Balances, July 31, 1998 6,461,111    $646  $49,459   $(8,118)  $(5,115) $36,872
----------------------- ==========  ====== ========= ========  ======== ========


Balances,
October, 31 1998        6,340,111    $634  $48,662   $(7,150)  $(4,406) $37,740
-----------------------                                                 --------
      (Unaudited)
Net income.............        --      --      --      1,129        --    1,129
Translation of foreign currency
   financial statements        --      --      --         --    (1,141)  (1,141)
                                                                        --------
   Comprehensive income (loss)                                              (12)
                                                                        --------
Exercise of Common
Stock Options.........      6,100      --      15         --        --       15
Purchase of Common Stock (395,752)    (39) (2,340)        --        --   (2,379)
                        ----------  ------ --------   -------   -------  -------

Balances, July 31, 1999 5,950,459     595  46,337     (6,021)   (5,547)  35,364
----------------------- ==========  ====== ========   =======   =======  =======

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

The condensed consolidated financial information as of July 31, 1999 and 1998 is unaudited but includes all adjustments which we consider necessary for a fair presentation of the Company's financial position at those dates and results of operations and cash flows for the three months and nine months then ended. It is suggested that those condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended October 31, 1998.

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

3.   HEDGING

We seek to hedge our exposure to fluctuations in foreign currency exchange rates through the use of foreign currency forward exchange contracts. The U.S. dollar equivalent notional amount of outstanding foreign currency forward exchange contracts was approximately $3.8 million as of July 31, 1999 ($2.4 million related to firm intercompany sales commitments) and $13.5 million as of October 31, 1998 ($8.7 million related to firm intercompany sales commitments). Deferred gains related to hedges of future sales transactions were approximately $69,000 as of July 31, 1999, compared to deferred losses of $434,000 as of October 31, 1998. Contracts outstanding at July 31, 1999 mature at various times through October 18, 1999. All contracts are for the sale of currency. We do not enter into these contracts for trading purposes.

4.   EARNINGS PER SHARE

Basic and diluted earnings per common share are based on the weighted average number of common shares outstanding. Diluted earnings per common share give effect to outstanding stock options using the treasury method. Common stock equivalents totaled approximately 97,000 shares as of July 31, 1999.

5.   ACCOUNTS RECEIVABLE

The allowance for doubtful accounts was $744,000 as of July 31, 1999 and $769,000 as of October 31, 1998.

6.   INVENTORIES

Inventories, priced at the lower of cost (first-in, first-out method) or market are summarized below (in thousands):

                                               July 31, 1999   October 31, 1998
                                               -------------   ----------------
               Purchased parts and sub-assemblies $   10,422       $  11,749
               Work-in-process                         1,240           1,774
               Finished goods                         21,489          17,294
                                                   ---------        --------
                                                  $   33,151       $  30,817
                                                   =========        ========

7.   RESTRUCTURING CREDIT

In fiscal 1998, we recorded a reserve for anticipated costs associated with the restructuring of a subsidiary. The reserve included $500,000 for carrying costs of estimated excess space in a leased building, net of estimated sublease rental income. On April 30, 1999, the excess building space was subleased, effective June 15, 1999 through July 31, 2001. The reserve was adjusted to reflect the terms of the sublease resulting in a restructuring credit of approximately $103,000. At July 31, 1999, the balance in the restructuring reserve was approximately $400,000 and consisted of the following:



                                   Balance  Charges to                  Balance
                  Description     10/31/98   Accrual     Adjustment     7/31/99
                  -----------     --------   -------     ----------     -------
      Excess Building Capacity   $500,000   $110,615     $103,486      $285,899
      Equipment Leases            101,187     17,856           --        83,331
      Severance Costs              89,574     58,540           --        31,034
                                  --------  --------      --------     --------
                                 $690,761   $187,011     $103,486      $400,264
                                  =======    =======       =======      =======


8.   TAX CONTINGENCY

A German tax examiner has challenged a 1996 transfer of net operating losses between two of our German subsidiaries that merged in fiscal 1996. The contingent tax liability resulting from this issue is approximately $1.4 million. We are contesting the claim and no formal decision or assessment has been rendered by the tax authority. As of July 31, 1999, no provision for the contingency has been recorded.

9.   SUBSEQUENT EVENT

Effective August 17, 1999, the company's bank credit agreement was amended. The principal terms of the agreement, as amended, are set forth below:

Our bank credit agreement provides for a revolving, unsecured credit facility expiring May 1, 2002, which permits borrowings, at any one time outstanding, of up to $25.0 million (inclusive of outstanding letters of credit of up to $15.0 million). Of such borrowings, up to $5.0 million may be drawn in designated European currencies. Interest on all outstanding borrowings is payable at Libor plus an applicable Eurodollar rate margin ranging from 1.0% to 2.0% based on a prescribed formula, or at our option, the greater of the prime rate or 1.0% plus the Federal Funds Rate. An additional margin of .25% may be charged if our fixed charge coverage ratio falls below 1.25 to 1. The agreement requires us to maintain a specified minimum net worth and establishes maximum leverage and fixed charge coverage ratios. We are required to maintain consolidated tangible net worth (as defined) of not less than $30.0 million plus (i) 50% of cumulative net income subsequent to May 1, 1999 and (ii) 75% of proceeds from sales of capital stock after April 30, 1999. Total consolidated debt may not exceed 50% of consolidated capitalization (defined as total debt plus consolidated tangible net worth). Our fixed charge coverage ratio requirement varies within a range of
1.0 - 1.25 to 1 during the term of the agreement.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto appearing elsewhere herein. Certain statements made in this report relating to trends in our operations or financial results, as well as other statements, including words such as "anticipate", "believe", "plan", "estimate", "expect", "intend", and other similar expressions, constitute forward-looking statements under the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors which could cause actual results to be materially different from those contemplated by the forward-looking statements, including, among others, changes in general economic and business conditions that affect demand for computerized machine systems, computer control systems and software products, innovations by competitors, quality and delivery performance by our contract manufacturers and governmental actions and initiatives.

RESULTS OF OPERATIONS

Three Months Ended July 31, 1999 Compared to Three Months Ended July 31, 1998

Net income for the third quarter ended July 31, 1999 was $400,000, or $.07 per share, on a diluted basis, which compares to $1.8 million, or $.27 per share, reported for the corresponding period a year ago. The decline is primarily attributable to a substantial reduction in license fee income and litigation settlement fees, which had been anticipated. Net income also was adversely affected by decreased sales as discussed below.

Sales and service fees for the third quarter of fiscal 1999 declined $2.7 million, or 11.3% from the prior year level. On a worldwide basis, sales of computerized machine systems decreased by $1.4 million, or 8.7%. Domestic sales of computerized machine systems decreased by $2.3 million, or 36.9%, as weak market conditions continue to persist, but were offset somewhat by a $930,000, or 9.4%, increase in foreign sales. Sales of stand-alone computer control systems declined $834,000, or 26.4%, compared to the fiscal 1998 period, reflecting the previously announced repositioning of the product line. Revenues from service fees and parts declined approximately 234,000, or 6.5%, as a result of reduced levels of customer activity and continued improvement of product quality.


New order bookings for the third quarter of fiscal 1999 were $20.4 million, compared to $22.1 million for the corresponding 1998 period, a decrease of 7.4%. Orders for computerized machine systems, which constituted 70% of total new orders, declined $.8 million, or 5.3%. In Europe, the company experienced a 17% decline in order value, reflecting a 14% reduction in unit orders and a 2% decline in the value of local currencies in relation to the U.S. dollar. Although order rates improved in the United Kingdom, weaker market conditions prevailed in Germany, France and Italy. Despite very weak market conditions that have persisted since the third quarter of fiscal 1998, orders for computerized machine systems in the United States increased 6%, reflecting continued market acceptance of new products introduced by the company late in fiscal 1998. Although orders for stand-alone computer control systems continued to be lower than in the corresponding 1998 period due to product repositioning, orders for these products improved 12% over the second quarter of fiscal 1999. Backlog was $8.6 million at July 31, 1999 compared to $9.1 million at April 30, 1999 and $7.5 million at the end of fiscal 1998.

Gross profit as a percentage of sales was 28.5% compared to 29.8% for the corresponding period in the prior year. The decline was primarily attributed to lower service revenues and the effects of a stronger U.S. dollar relative to foreign currencies. The percentage is expected to decline further in the fourth quarter as a result of competitive pricing pressures and continued weakening of foreign currencies relative to the U.S. dollar.

Selling, general and administrative expenses, which include research and development expenses, decreased by $421,000, or 7.6%, as a result of cost reduction actions executed during fiscal 1999 combined with expenses in fiscal 1998 related to new product launches and the bi-annual manufacturing trade show held in September 1998.

Interest expense was $333,000 during the third quarter of fiscal 1999 compared to $149,000 in the corresponding period of fiscal 1998, due to increased borrowings to support an increase in inventory beginning in the second half of fiscal 1998.

Income tax expense was $94,000 in the third fiscal quarter compared $381,000 in the same period in the prior year. The decrease is the result of reduced profitability and a lower effective tax rate of a foreign subsidiary.

Nine Months Ended July 31, 1999 Compared to Nine Months Ended July 31, 1998

Sales and service fees for the first nine months of fiscal 1999 were $63.5 million compared to $67.1 million in the same period one year ago, a $3.6 million, or 5.4%, decrease. The overall decrease in sales and service fees was due primarily to a decline of $3.5 million, or 33.5%, in sales of stand-alone computer control systems, which are being repositioned. On a worldwide basis, sales of computerized machine systems increased by $605,000, or 1.3%. Domestic sales of computerized machine systems decreased by $2.8 million, or 16.1%, while foreign sales increased by $3.4 million, or 12.5%.

New order bookings for the first nine months of fiscal 1999 were $65.2 million compared to $70.3 million in the prior year, a 7.3% decrease. Orders for computerized machine systems decreased by approximately $1.8 million, or 3.6%, primarily the result of reduced order rates in the United States. Orders for stand-alone computer controls declined $2.7 million, or 26.9%, reflecting the repositioning of these products.

Gross profit as a percentage of sales was 28.0% compared to 28.9% for the corresponding period in the prior year. The decline was primarily attributed to lower service revenues and the effects of a stronger U.S. dollar relative to foreign currencies.

Selling, general and administrative expenses were essentially unchanged from the prior year, as normal salary and wage increases and new spending projects earlier in the year were offset by cost reductions in the third fiscal quarter.

Interest  expense  was  $973,000,  during the first nine  months of fiscal  1999 compared to $633,000 in the corresponding period of fiscal 1998, due to increased borrowings to support an increase in inventory beginning in the second half of fiscal 1998.

Income tax expense was $66,000 during the first nine months of fiscal 1999 compared to $1.2 million in the corresponding period of fiscal 1998. The decrease is the result of a $325,000 deferred tax asset recorded by a foreign subsidiary in fiscal 1999 due to a change in its tax status and $640,000 of foreign withholding taxes recorded in fiscal 1998 resulting from license fees and litigation settlement fees.


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

Our State of Readiness. We have substantially completed a plan to ensure that the IT Systems and material Non-IT Systems that we control are Y2K compliant. In the first phase of the plan, we assessed the potential exposure of our IT Systems and material Non-IT Systems to Y2K problems. In the second phase, we designed a procedure to remediate our exposure to Y2K problems in the IT Systems and material Non-IT Systems that we control. The third phase, involved the actual remediation and enhancements of the IT Systems and material Non-IT Systems that we control. We have recently completed the fourth and final phase of testing which involves the remediation and enhancements to the IT Systems and material Non-IT Systems that we control to ensure Y2K compliance.

We believe that we have identified all IT Systems and material Non-IT Systems that we control that may require Y2K remediation. We assigned nine people (both employees and outside consultants) to complete the remediation and enhancements to our IT Systems that we control. We have completed the remediation, enhancements and testing as of July 31, 1999.

We assigned three employees to either remediate or cause the remediation of material Non-IT Systems that we control and that we identified as possessing a Y2K problem. We have completed the remediation of these Non-IT Systems as of July 31, 1999. We have acquired some of these Non-IT Systems during the past few years and we know that a substantial number of these newer systems do not possess a Y2K problem. In addition, the vendors of some of these newer Non-IT Systems have warranted them to be Y2K compliant. We contacted the third parties who control our other material Non-IT Systems (including, without limitation, communication systems, security systems, electrical systems and HVAC systems) and asked them to assess whether any of these systems possess a Y2K problem that could adversely affect our operations if a malfunction occurred. We also implemented procedures to help ensure that any new Non-IT Systems that we acquire or utilize are Y2K compliant.

We have completed Year 2000 testing on our computer numerical controls ("CNC") products and have prepared technical bulletins that describe the products tested and the impact Year 2000 will have on these products. The technical bulletins are available upon request or can be obtained from our web site (Hurco.com). We believe that our CNC products will continue to function in Year 2000 with only some models experiencing a minor file dating issue. We are developing a policy for providing software updates to those products that will have the dating issue.

The Costs to Address the Company's Year 2000 Issues. Our costs through July 31, 1999 to identify and complete remediation of our Year 2000 problems have not been material.

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

Contingency Plan. We will continue to evaluate the impact Year 2000 will have on our contract manufacturers. We expect to have sufficient inventories of finished product available at December 31, 1999, to mitigate the effect of temporary production interruptions by our contract manufacturers that might occur.
We will continue monitoring the Year 2000 issue and will develop a contingency plan if a reasonably likely risk is identified.

LIQUIDITY AND CAPITAL RESOURCES

At July 31, 1999, we had cash and temporary investments of $3.2 million compared to $3.3 million at October 31, 1998. Cash provided by operations totaled approximately $3.7 million in the third quarter of fiscal 1999, compared to cash provided by operations of $402,000 for the same period of fiscal 1998.

For the nine months ended July 31, 1999, approximately $1.5 million of cash was used for operations compared to $9.9 million cash provided by operations in the comparable prior year period, of which $6.9 million in the prior year period was attributable to license fee income and litigation settlement fees received, net of expenses and foreign taxes withheld.

Net working capital was $31.9 million at July 31, 1999, compared to $29.3 million at October 31, 1998. The increase was attributable to an increase in inventory of $3.2 million, a decrease in accounts payable of $3.8 million and a $700,000 decrease in accrued expenses, offset by a $3.5 million decrease in accounts receivable. The ratio of current assets to current liabilities was 2.5 to 1 at July 31, 1999 and 2.1 to 1 at October 31, 1998.

The increase in inventories relates primarily to finished products available for shipment. The increase is attributable to planned increases in production by our contract manufacturers during the latter half of fiscal 1998, combined with lower than expected demand in fiscal 1999. Inventories of finished product are expected to remain high through the end of our fiscal year and are expected to be absorbed during the first half of fiscal 2000 as reduced supplier delivery schedules take effect.

The decrease in accounts payable relates to payments made to our contract manufacturers for inventory purchases that occurred in late fiscal 1998 under terms that generally range from 60 to 120 days. Accounts payable at October 31, 1998 reflected a higher-than-average level of shipments from our contract manufacturers in the fourth fiscal quarter.

The decrease in accrued expenses is the result of seasonal payments related to 1998 operations and a decrease in accrued income tax primarily related to a foreign subsidiary. The decrease in accounts receivable is primarily attributed to decreased shipments in the third quarter of 1999 compared to the higher level of shipments at the end of fiscal 1998 for which payments were received in fiscal 1999.

Capital investments for the quarter and nine months ended July 31, 1999 consisted principally of expenditures for software development projects and purchases of equipment. Cash used for investing activities during the quarter and year to date were funded by cash flow from operations and by bank credit facilities.

We purchased 395,752 shares of our common stock during the first quarter of fiscal 1999 at a cost of approximately $2.4 million under our previously announced stock repurchase program. These shares are reflected as a reduction of common stock outstanding in calculating basic and diluted earnings per common share.

Effective August 17, 1999, the company's bank credit agreement was amended. The principal terms of the amended agreement are summarized in Note 9 to the accompanying unaudited condensed consolidated financial statements. We are in compliance with all loan covenants at July 31, 1999. We believe that anticipated cash flow from operations and available borrowings under the credit facilities will be sufficient to meet out anticipated cash requirements in the foreseeable future.

Item 3.        Quantitative and Qualitative Disclosures About Market Risk


Interest Rate Risk


Interest on our bank line of credit is affected by the general level of U.S. and European interest rates and/or Libor. The interest rates on the Libor portion of our bank credit facilities are based upon a ratio of total indebtedness to cash flow for the preceding twelve month period and are payable at Libor plus an amount ranging from 1.0% to 2.0% based upon a prescribed formula. At July 31, 1999, outstanding borrowings were $9.5 million on our bank credit facilities and total indebtedness was $14.0 million. Based upon this level of borrowings, the interest rate on the Libor portion of our bank debt will be Libor plus 1.75% effective November 1, 1999.




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

During the first nine months of fiscal 1999, approximately 58.0% of our sales and service fees, including export sales, were derived from overseas markets. All computerized machine systems, computer numerical control systems and certain proprietary service parts are sourced by a central engineering and manufacturing division of the U.S. parent company and re-invoiced to our foreign sales and service subsidiaries, primarily in their functional currencies. The parent company enters into forward foreign exchange contracts from time to time to hedge the cash flow risk related to inter-company sales and inter-company accounts receivable in foreign currencies. We do not speculate in the financial markets and, therefore, do not enter into these contracts for trading purposes.


Forward contracts for the sale of foreign currencies as of July 31, 1999 were as follows:

                                    Weighted
                    Notional Amount   Avg.    Notional
Forward Contracts     in Foreign    Forward  Amount in Market Value   Maturity
                      Currency       Rate     U.S. $     in US$         Dates
                      --------       ----    ------      ------      ---------

    Euro              2,321,000     1.0287  2,387,610   2,485,791   August 1999
    Sterling            900,000     1.6112  1,450,052   1,460,430   August-
                                                                    October 1999

                           PART II - OTHER INFORMATION


Item 1.        LEGAL PROCEEDINGS

         As reported in our Annual Report on Form 10-K for the year ended December 31, 1998, our subsidiary, IMS Technology, Inc. (IMS) is a party to a pending legal proceeding involving Haas Automation, Inc., and its owner (collectively, Haas). IMS has alleged that Haas infringed one of its Interactive Computer Numerical Control patents. In October 1998, the trial court granted summary judgment in favor of Haas, dismissing the action. IMS filed an appeal and Haas filed a cross-appeal. Oral argument was held before the United States Court of Appeals for the Federal Circuit in early August; however, the court has not yet ruled on the appeals. Although we continue to believe that the IMS claims of patent infringement have substantial merit, we are unable to predict the outcome of this matter at this time.

         We are involved in various other claims and lawsuits arising in the ordinary course of business, none of which, in our opinion, is expected to have a material adverse effect on our consolidated financial position or results of operations.





Item 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


         At the Company's Annual Meeting of Shareholders held on May 26, 1999, the following individuals were elected to the Board of Directors by the following votes cast at the meeting:


                                                    Abstentions and Broker
                              For       Withheld          Non-Votes
Hendrick J. Hartong, Jr.   5,302,891     1,450             51,818
Andrew L. Lewis IV         5,303,841       500             51,818
Brian D. McLaughlin        5,300,538     3,803             51,818
E. Keith Moore             5,300,841     3,500             51,818
Richard T. Niner           5,205,198    99,143             51,818
O. Curtis Noel             5,302,541     1,800             51,818
Charles E. M. Rentschler   5,304,341         0             51,818

Item 6.        EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

11            Statement re: Computation of Per Share Earnings.

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









September 13, 1999