Form 10-K
period 1999-10-31
HURCO COMPANIES INC
filed 2000-01-28
CIK 315374

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

      Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required] for the fiscal year ended October 31, 1999 or Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required] for the transition period from _________ to _________.

Commission File No. 0-9143

                              HURCO COMPANIES, INC.

             (Exact name of registrant as specified in its charter)

                               Indiana 35-1150732
      ------------------------------------------ -------------------------
     (State or other jurisdiction of (I.R.S. Employer Identification Number)
                         incorporation or organization)

                               One Technology Way

                           Indianapolis, Indiana 46268
       ------------------------------------------ ----------------------
               (Address of principal executive offices) (Zip code)

       Registrant's telephone number, including area code (317) 293-5309
                                 --------------

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, No Par Value
--------------------------
(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to the filing requirements for at least the past 90 days. Yes X No

The  aggregate   market  value  of  the   Registrant's   voting  stock  held  by
non-affiliates as of, January 11, 2000 was $20,087,524.

The number of shares of the Registrant's common stock outstanding as of January 11, 2000 was 5,951,859.

DOCUMENTS INCORPORATED BY REFERENCE: None

Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

                                     PART I

Item 1.  BUSINESS

(a)    General Development of Business

Hurco Companies, Inc. is an industrial automation systems company. We design and produce interactive computer numerical control (CNC) systems and software and computerized machine systems for sale through our own distribution network to the worldwide metal working market. Our proprietary CNC systems and related software products are either sold as an integral component of our own computerized machine systems or sold separately to machine tool end-users and other machine tool manufacturers who integrate them with their own products.

We pioneered the application of microprocessor technology and conversational programming software to machine tool controls and, since our founding in 1968, have been a leader in the introduction of interactive CNC systems that automate manufacturing processes and improve productivity in certain segments of the metalworking industry. We have concentrated on designing "user-friendly" CNC systems that can be operated by both skilled and unskilled machine tool operators and yet are capable of instructing a machine tool to perform complex tasks. The combination of microprocessor technology and patented interactive, conversational programming software in our CNC systems enables operators on the production floor to quickly and easily create a program for machining or forming a particular part from a blueprint or electronic design and immediately begin production of that part.

Our executive offices and principal design, engineering, and manufacturing management operations are headquartered in Indianapolis, Indiana. Sales, application engineering and service offices are located in Indianapolis, Indiana; Farmington Hills, Michigan; High Wycombe, England; Munich, Germany; Paris, France; Milan, Italy and Singapore. A United States distribution facility is located in Long Beach, California.

(b)      Financial Information About Industry Segments

We operate in one business segment, industrial automation systems, as discussed further in Note 14 in the Consolidated Financial Statements.

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

Approximately three-fourths of the world's machine tools are made for metal cutting applications. The milling machine is one of the most common types of metal cutting machines. Milling machines shape a part by moving a rotating cutting tool, such as a drill, tap or mill, across a metal block. Although a majority of the milling machines in current use are still manually operated, an increasing number are now operated using CNC systems such as those produced by our company. CNC-operated milling machines automatically and precisely shape parts by directing the movement of a cutting tool according to a program specifically designed for the desired part. Some CNC-operated milling machines, referred to as machining centers, are equipped with automatic tool changers that enable several different cutting tools to be used in a programmed sequence on the same part with little interruption time to change cutting tools.

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

We have pursued a strategy that is focused on developing and distributing to the worldwide metal working market a comprehensive line of interactive CNC products that incorporate proprietary technology designed to enhance the user's productivity through ease of operation and adaptability to a wide range of manufacturing applications. As part of this strategy, we have adopted an open systems architecture that permits our CNC systems and software to be used with a variety of hardware platforms and have emphasized an "operator friendly" design that employs interactive "conversational" programming software. We outsource substantially all of our manufacturing operations to independent contract manufacturers and concentrate our resources on product research, development, design and engineering, marketing, distribution and customer service.

Products

Our  principal  products  consist  primarily  of  computerized  machine  systems
(CNC-operated milling machines, machining centers and metal forming press brakes) into which our proprietary software and CNC systems have been fully integrated. We also produce CNC systems and related software for both metal cutting and metal forming machines that are sold primarily as retrofit control systems. In addition, we produce and distribute software options, control upgrades, hardware accessories and replacement parts and provide operator training and support services to our customers.

The following table sets forth the contribution of each of these product groups to our total sales and service fees during each of the past three fiscal years:

                                                                       Year Ended October 31,

(Dollars in thousands)                                1999                    1998                    1997
                                                      ----                    ----                    ----
Computerized Machine Systems............      $63,793   (72.3%)       $64,770   (69.3%)       $61,679   (64.4%)
CNC Systems and Software*...............       10,623   (12.0%)        14,727   (15.8%)        19,296   (20.2%)
Service Parts...........................        9,574   (10.9%)         9,424   (10.1%)         9,612   (10.0%)
Service Fees............................        4,248    (4.8%)         4,501    (4.8%)         5,142    (5.4%)
                                           ----------    ------     --------- ---------     -------------------
                                              $88,238  (100.0%)       $93,422  (100.0%)       $95,729  (100.0%)
                                              =======  ========       =======  ========       =======  ========


* Amounts shown do not include CNC systems sold as an integrated component of computerized machine systems.

Computerized Machine Systems

Metal Cutting Systems - Ultimax(R)
-------------------------------
We design and market computerized machine systems which are equipped with a fully integrated interactive Ultimax(R) CNC system. All of these machines are built to our specifications by independent contract manufacturers utilizing our own CNC systems. Our current line of machine tools is a complete family of products with different levels of performance features for different market applications ranging in price from $25,000 to $165,000.

Our computerized machine systems line consists of two milling machines with an x-axis travel of 30 inches and 40 inches and computerized machining centers with an x-axis travel of 24, 30, 40 and 64 inches.

Metal Cutting Systems - DynaPath(TM)
--------------------------------
In fiscal 1998, we expanded our product strategy to include marketing milling machines featuring fully integrated Delta(TM) CNC systems. These machine systems are sold under the DynaPath(TM) name through one of our subsidiaries. In fiscal 1999, we further expanded this product line to include turning machines.

Metal Forming Systems
In the first quarter of fiscal 1998, we introduced an up-acting press brake line (bending machine) that incorporates our Autobend(R) CNC system. This product is sold to the North American market by independent distributors and, in certain territories, by direct sales personnel. We also began offering European style precision-ground tooling which is sold either in conjunction with a press brake or directly to end-users of press brakes. In November 1999, we introduced a down-acting press brake line and American style precision ground tooling. Both of these products are expected to impact sales and service fees in the second half of fiscal 2000.

CNC Systems and Software
Our CNC systems and  software  are  marketed  under the  tradenames  Ultimax(R),
Dynapath(TM) UltiPath(TM), Delta (TM) and Autobend(R). The Ultimax(R), UltiPath(TM) and Delta(TM) product lines are used to control metal cutting machine tools. Autobend(R) CNC systems and Autobend PC(R) are used to control metal forming press brakes.

o    Ultimax(R)
     -------
Our patented Ultimax(R) twin screen "conversational" CNC system, sold solely as a fully integrated feature of a Hurco computerized machine system, incorporates an interactive and powerful "data block" programming methodology supported by extensive geometric and process data calculation software tools. This CNC system enables a machine operator to create complex two-dimensional part programs directly from blue print inspection. Machine operators with little or no programming experience can successfully program parts and begin cutting operations in a short time with minimum special training. Since the initial introduction of the Ultimax(R) CNC in 1984, we have added enhancements related to operator programming productivity, CAD compatibility, data processing throughput and motion control speed and accuracy. In 1998, we introduced Ultimax(R) 4 programming stations, which use a Pentium* processor featuring an operator console with liquid crystal display screens. By incorporating Industry Standard Architecture (ISA) personal computer (PC) platform components, this CNC product offers
-------------
* Pentium is a registered trademark of Intel Corporation improved performance while ensuring access to the most effective computing hardware and software technology.

o    UltiPath(TM)
UltiPath(TM) is a low-cost, interactive PC-based CNC system that permits conversational programming. This control product is intended for the 2-axis and 3-axis entry level machining market and enables skilled and unskilled machine operators to convert manual machine operations to easy-to-use CNC parts processing. The UltiPath(TM) CNC embodies our patented interactive machining technology and our recently patented "Object Oriented" software design methodology. The control utilizes the Windows** operating system as a key component of its executive software. The product is marketed through distributors to end-users and to CNC control integrators and retrofitters serving the large installed base of manual milling machines.

o    Delta(TM) Series
Our Delta(TM) series CNCs, which feature microprocessor-based electronics incorporating ISA computer platform components, are designed for the worldwide metalworking industry and are used on milling machines, machining centers, turning centers and punching equipment. The Delta(TM) CNC system is based on industry standard point-to-point programming methodology but incorporates software features that group industry standard commands into useful part features, such as circles and frames, to simplify programming. The Delta(TM) CNCs are designed and configured as general-purpose products, which offer flexibility, reliability and ease of integration with a wide variety of machine designs. The Delta(TM) CNC System is sold either as an integrated component of our Dynapath(TM) Machine System or to end-users of a wide range of machine tool systems, primarily through retrofitters.

o    Autobend(R)
Autobend(R) CNC systems are applied to press brakes that form parts from sheet metal and consist of a microprocessor-based CNC and back gauge. We have manufactured and sold the Autobend(R) product line since 1968. We currently market two models of our press brake CNC systems, in combination with six different back gauges, through distributors to end-users as retrofit units for installation on existing or new press brakes, as well as to original equipment manufacturers and importers of press brakes. The Autobend(R) CNC system is sold as a fully integrated feature of our press brake system.

o    CAM and Software Products
In addition to our CNC product lines, we offer metal cutting and forming software products for programming two and three-dimensional parts. The primary products in this line are the Ultimax(R) PC and PC+, off-line programming systems and a computer aided design (CAD)-compatible DXF (data file translation) software option. The products are marketed to users of both Ultimax(R) and competitive CNC systems. Significant features of the Ultimax(R) PC and PC+ include a CNC-compatible user interface, CAD compatibility and the availability of a configurable post processor. The DXF software option eliminates manual data entry of part features by transferring AutoCAD(TM) drawing files directly into an Ultimax(R) CNC or the off-line programming system software, substantially increasing operator productivity. In fiscal 2000, our PC and PC+ will be upgraded to Windows** based software and will be called WinMax. We have augmented our Autobend(R) product line with a computer-aided manufacturing (CAM)

** Windows is a registered trademark of Microsoft Corporation software product, Autobend PC(R), that enables the user to create and manipulate CNC compatible metal forming programs on a personal computer.

In fiscal 1997, we introduced UltiPro(TM), a high-speed machining software product for our Pentium*-based Ultimax(R) CNC platform. The UltiPro(TM) software enables a customer to increase machining productivity through the purchase of our computerized machine system or by retrofitting and upgrading an existing 486 PC-based Ultimax(R) system with our Pentium* platform and the UltiPro(TM) software. In fiscal 1998, we introduced UltiNet(TM), a networking product for use by our customers to transfer part design and manufacturing information to computerized machine systems at high speeds and to network computerized machine systems within a customer's manufacturing facility.

Parts and Service
Our in-house service organization provides installation, operator training and customer support for our products. Our principal distributors in the United States have primary responsibility for machine installation and warranty service and support for new product sales. Our own service organization continues to provide installation and warranty service and support in certain direct sales territories. It also continues to service and support the installed base of discontinued models and supports our distributors with respect to complex service operations. We also provide software options, CNC upgrades, accessories and replacement parts for our products. Among the options are software programs and additional CNC features that allow a customer to upgrade the performance of its Hurco machine systems. Our after-sale parts and service business helps strengthen our customer relationships and provides continuous information concerning the evolving requirements of end-users.

Marketing and Distribution
We continually strive to improve our global marketing and distribution network. During fiscal 1999, 1998 and 1997, we focused on strengthening our network of independent distributors in the United States and on improved selling programs and training. In fiscal 1999, we converted to direct sales agents from distributors in the United Kingdom. In November 1999, we converted two sales territories in the Midwest United States from independent distributors to a direct sales force. Also, in November 1999, we established a direct sales subsidiary in Italy.

The end-users of our products are precision tool, die and mold manufacturers, independent metal parts manufacturers and specialized production groups within large manufacturing corporations. Industries served include aerospace, defense, medical equipment, energy, injection molding, transportation and computer equipment.

Our computerized machine systems (integrated CNC-operated milling machines, machining centers and press brakes) along with software options and accessories, are sold primarily to end-users. We sell certain CNC systems (i) to original equipment manufacturers of new machine tools who integrate them with their own products prior to the sale of those products to their own customers, (ii) to retrofitters of used machine tools who integrate them with those machine tools as part of the retrofitting operation and (iii) to end-users who have an installed base of machine tools, either with or without related CNC systems. During fiscal 1999, no single end-user of our products accounted for more than 5% of our total sales and service fees.

We sell our products through over 260 independent agents and distributors in 58 countries throughout North America, Europe and Asia. We also have our own direct sales personnel in the
------------
*  Pentium is a registered trademark of Intel Corporation

United States, England, France, Germany, Italy and Singapore, which are considered to be among the world's principal computerized machine system consuming countries. During fiscal 1999, no distributor accounted for more than 5% of our sales and service fees. We have continuing agreements with all of our distributors, but may terminate those agreements upon prior notice ranging from 30 days to 180 days. Approximately 80% of the worldwide demand for computerized machine systems and CNC systems comes from outside the U.S. and accordingly, we consider our international market presence to be critical to our operations.

We believe changing industrial technology and the related need for process improvements and also capacity expansion drives the demand for computerized machine systems and CNC systems. Factors affecting demand include: (i) the declining supply of skilled machinists, (ii) the need to continuously improve productivity and shorten cycle time, (iii) an aging machine tool installed base that will require replacement with more advanced and efficient technology and
(iv) the industrial development of emerging countries in Asia and Eastern Europe. However, the demand for computerized machine systems and related products is highly dependent upon economic conditions and the general level of business confidence, as well as such factors as production capacity utilization and changes in governmental policies regarding tariffs, corporate taxation and other investment incentives. By marketing and distributing our products on a worldwide basis, we attempt to reduce the potential impact on our total sales and service fees by adverse changes in economic conditions in any particular geographic region.

Competition

Numerous companies compete with our product lines in both the United States and international markets. Many of these competitors are larger and have greater financial resources than we do. We strive to compete effectively by designing into our products critical proprietary features that offer a distinct value differential from comparably priced competitive products in terms of enhanced productivity, technological capabilities and ease of use. In addition, by offering our products in a range of prices and capabilities, we seek to meet the needs of a broad potential market. We also believe that our competitiveness is aided by our reputation for reliability and quality, our strong international sales and distribution organization and our extensive customer service organization.

In the United States and European metal cutting markets, major competitors include Haas Automation, Inc., Cincinnati Machine, Bridgeport Machines, Inc. and Fadal Engineering along with a large number of foreign manufacturers including
Okuma Machinery Works Ltd., Mori Seiki Co., Ltd. and Matsuura Machinery Corporation. The largest competitors with respect to our computerized forming machine systems include Amada Co. Ltd. and Trumph.

We believe we are one of the largest domestic manufacturers of CNC gauging systems for press brakes. In the United States CNC gauging systems market for press brakes, we compete with Automec, Inc., a CNC gauge manufacturer, and Cybelec SA, a control manufacturer. We also compete with Cybelec in Europe.

Manufacturing

We have established a manufacturing strategy that includes the development of a global network of contract manufacturers who manufacture our products in accordance with our design, quality and cost specifications. This has enabled us to lower product costs, lower working capital per sales dollar and increase our worldwide manufacturing capacity without significant incremental investment in capital equipment or increased personnel.

Our computerized machine systems are manufactured to our specifications by manufacturing contractors in Taiwan and in Europe. We have worked closely with our contract manufacturers to increase their production capacity to meet the rising demand for our machine tool products and believe that such capacity is sufficient to meet our current and projected demand. Although we are exploring additional manufacturing sources for certain of our computerized machine systems, alternative sources are not readily obtainable and any significant reduction in capacity or performance capability of our principal manufacturing contractors would have a material adverse effect on our operations.

We have a contract manufacturing agreement with a Taiwanese-based affiliate in which we have a 35% ownership interest. This company is manufacturing most of our CNC systems to our specifications and supplies certain proprietary and standard components for use in our domestic production. We believe that alternative sources for the proprietary components are readily available.

Backlog

Backlog consists of firm orders received from customers and distributors but not shipped. Backlog was $8.5 million, $7.5 million and $7.4 million as of October 31, 1999, 1998 and 1997, respectively.

Intellectual Property

We consider certain features of our products to be proprietary and we own, directly or through a subsidiary, a number of patents that are significant to our business. IMS Technology, Inc. (IMS), a wholly owned subsidiary, owns domestic and foreign patents covering the machining method practiced when a machine tool is integrated with an interactive CNC (these patents are collectively referred to as the "Interactive Machining Patents"). We also hold a non-exclusive license covering features of the automatic tool changer offered with certain of our CNC machining centers. We also own a patent on an object-oriented, open architecture methodology for CNC software.

Beginning in October 1995, IMS initiated a number of infringement actions against enterprises that it believed were employing or practicing machining methods covered by one of the Interactive Machining Patents. These enterprises included end-users of interactive CNCs, machine tool builders employing interactive CNCs within their products and CNC manufacturers whose control designs permit use of interactive methods when coupled to machine tools (CNC Users). At the present date, all but one action has been settled through licensing arrangements or litigation settlements. See Item 3. Legal Proceedings.

IMS has actively pursued a program to license the use of the Interactive Machining Patents. During the past three fiscal years, IMS entered into agreements with approximately 40 CNC Users under which IMS has granted a non-exclusive license to practice methods covered by the Interactive Machining Patents in exchange for lump-sum payments or fixed payments through fiscal 2001. We recorded license fee income of $.3 million, $6.3 million and $9.1 million, net of legal fees and expenses, in fiscal 1999, 1998 and 1997, respectively. Subject to the continuing validity of the U.S. Interactive Machining Patent, certain of the existing license agreements at October 31, 1999 are expected to result in additional license fee income, net of legal fees and expenses, of approximately $873,000 through fiscal 2001. In addition, IMS has received a royalty-free non-exclusive license under six patents owned by two of the licensees. There are a limited number of remaining CNC users that IMS has identified as potential licensees.

Research and Development

Research and development expenditures for new products and significant product improvements, included as period operating expenses, were $2.1 million, $2.0 million and $1.9 million in fiscal 1999, 1998 and 1997, respectively. In addition, we recorded expenditures of $1.0 million in 1999, $1.3 million in 1998 and $1.6 million in 1997 related to software development projects that were capitalized.

Employees

We had approximately 280 employees at the end of fiscal 1999, none of whom are covered by a collective-bargaining agreement or represented by a union. We have experienced no employee-generated work stoppages or disruptions and we consider our employee relations to be satisfactory.

(d)      Financial Information About Geographic Areas

Financial information about geographic areas is set forth in Note 14 to the Consolidated Financial Statements.

We are subject to the risks of doing business on a global basis, including foreign currency fluctuation risks, changes in general economic and business conditions in the countries and markets that we serve and government actions and initiatives including import and export restrictions and tariffs.

Item 2.  PROPERTIES

The following table sets forth the location, size and principal use of each of our facilities:

          Location      Square Footage   Principal Uses

Indianapolis, Indiana       165,000(1)  Corporate headquarters, design and
                                        engineering, product testing, CNC
                                        assembly, sales, application engineering and customer service.

Long Beach, California        3,000     United  States Distribution.

Farmington Hills, Michigan   37,500(2)  Design and engineering, product
                                        testing, CNC assembly, sales,
                                        application engineering and
                                        customer service.

High Wycombe, England        45,000(3)  Sales, application engineering and
                                        customer service.

Paris, France                 2,800     Sales, application engineering and
                                        customer service.

Munich, Germany               10,700    Sales, application engineering and
                                        customer service.

Singapore                      1,200    Sales, application engineering and
                                        customer service.
--------------------------------------------------------------------------------
(1)  Approximately 45,000 square feet is available for sublease in fiscal 2000.
(2)  Approximately 24,000 square feet is under sublease through fiscal 2001.
(3) Approximately 24,000 square feet have been sublet to a subtenant since November 1995.

We own the Indianapolis facility and lease all other facilities. The leases have terms expiring at various dates ranging from January 2000 to February 2004. We believe that all of our facilities are well maintained and are adequate for our needs now and in the foreseeable future. We do not believe that we would experience any difficulty in replacing any of the present facilities if any of our leases were not renewed at expiration.

Item 3.  LEGAL PROCEEDINGS

As previously reported, Hurco and IMS have been parties to a number of proceedings which involved alleged infringement of one of the Interactive Machining Patents. At the present date, all but one action has been settled through licensing arrangements or litigation settlements. The only remaining action is described below.

On July 3, 1997, IMS commenced an action in the United States District Court of Virginia against Haas Automation, Inc. and its owner (collectively, Haas) and certain other end-users and manufacturers of computerized machine tool systems. The action sought monetary damages and an injunction against future infringement. IMS subsequently entered into settlements with all defendants other than Haas and dismissed claims against them. As previously reported, on October 2, 1998 the trial court granted summary judgment in favor of Haas and dismissed the action, finding that there was no infringement by Haas based on the court's claim interpretation and its finding that a floppy disk is not the equal of a cassette tape. Haas' affirmative defenses challenging the validity of the IMS patent were also dismissed. IMS subsequently filed an appeal to the United States Court of Appeals for the Federal Circuit. The appeal seeks relief from the trial court's order regarding claim interpretation of the IMS patent, the order granting defendant's motion for summary judgment and the final judgment in favor of Haas. Haas has filed a cross-appeal to the same court from the trial court's order regarding claim construction of the IMS patent. Oral argument was held before the United States Court of Appeals for the Federal Circuit in August 1999; however, the court has not yet ruled on the appeal. Although management continues to believe that the IMS claims of patent infringement have substantial merit, it is unable to predict the outcome of this matter.

Item. 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

Item 5.    MARKET FOR THE REGISTRANT'S EQUITY AND RELATED

           STOCKHOLDER MATTERS

Our Common Stock is traded on the Nasdaq National Market under the symbol "HURC". The following table sets forth the high and low sales prices of the shares of Common Stock for the periods indicated, as reported by the Nasdaq National Market.

                                                               1999                             1998
                                                        -------------------             --------------------
         Fiscal Quarter Ended:                            High          Low                High          Low
         --------------------                           -------------------             --------------------
         January 31..............................       $6-3/8      $4-5/32            $8-31/32        $6-1/4
         April 30................................            5        3-7/8               9-1/4        6-1/4
         July 31.................................        6-5/8        4-1/4                   9        6-7/8
         October 31..............................        4-1/2        3-3/8               7-1/8        6-1/4

We do not currently pay dividends on our Common Stock and intend to continue to retain earnings for working capital, capital expenditures and debt reduction.

There were approximately 481 holders of record of our Common Stock as of January 11, 2000.

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

                                                                 Year Ended October 31,

                                                 1999            1998          1997          1996         1995
                                          --------------------------------------------------------------------
Statement of Operations Data:                        (In thousands, except per share amounts)
   Sales and service fees................  $88,238         $    93,422    $   95,729    $   99,351     $  89,632

   Gross profit..........................  $24,174         $    27,939    $   27,773    $   28,421     $  23,470

   Selling, general and adminis-
     tration expenses....................  $21,259         $    21,786    $   21,047    $   21,343     $  19,002

   Restructuring charge (credit).........  $   (103)       $     1,162    $       --    $       --     $      --

   Operating income......................  $ 3,018         $     4,991    $    6,726    $    7,078     $   4,468

   Interest expense......................  $ 1,293         $       876    $    1,938    $    3,211     $   4,250

   License fee income and litigation
     settlement fees, net................  $   304         $     6,974    $   10,095    $      590     $      --

   Net income............................  $1,802          $     9,254    $   13,804    $    4,264     $     204

   Earnings
     per common share-diluted............  $    .30        $      1.39    $     2.06    $      .72     $     .04

   Weighted average common
     shares outstanding-diluted..........     6,061              6,670         6,704         5,907         5,536


                                                                     As of October 31,
                                           1999            1998                1997          1996         1995
                                         ---------------------------------------------------------------------
Balance Sheet Data:                                               (Dollars in thousands)

   Current assets........................  $52,856         $   55,143     $   42,222    $   44,108     $  46,356

   Current liabilities...................  $19,580         $   25,794     $   19,370    $   23,336     $  26,479

   Working capital ......................  $33,276         $   29,349     $   22,852    $   20,772     $  19,877

   Current ratio.........................         2.7             2.1            2.2           1.9           1.8

   Total assets..........................  $69,632         $   71,696     $   58,748    $   59,750     $  61,421

   Long-term obligations.................  $13,904         $    8,162     $    9,602    $   20,273     $  27,459

   Total debt............................  $14,172         $    8,358     $   10,043    $   22,110     $  33,599

   Shareholders' equity..................  $36,148         $   37,740     $   29,776    $   16,141     $   7,483

Item 7. MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF   OPERATIONS    -------------------------------------------------------------
-----------------------------------

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

                                                  Percentage of Revenues             Year-to-Year % Change
                                                                                       Increase (Decrease)

                                               1999       1998        1997         99 vs. 98       98 vs. 97
                                               -----      -----       -----        ---------       ---------
   Sales and service fees................     100.0%     100.0%      100.0%         (5.6%)             (2.4%)
   Gross profit..........................      27.4%      29.9%       29.0%        (13.5%)              0.6%
   Selling, general and
     administrative expenses.............      24.1%      23.3%       22.0%         (2.4%)              3.5%
   Restructuring charge (credit).........      (0.1%)      1.2%         --        (108.9%)              --
   Operating income......................       3.4%       5.3%        7.0%        (39.5%)           (25.8%)
   Interest expense......................       1.5%       0.9%        2.0%        (47.6%)           (54.8%)
   Net income............................       2.0%       9.9%       14.4%        (80.5%)           (33.0%)

Fiscal 1999 Compared With Fiscal 1998

Net income for the fiscal year ending October 31, 1999 was $1.8 million, or $.30 per share, on a diluted basis, compared to $9.3 million, or $1.39 per share, for the preceding year. Results for fiscal 1999 are not comparable to the preceding period because fiscal 1998 results include a $1.2 million restructuring charge and $6.3 million of license fees and litigation settlements net of expenses and foreign withholding taxes. As discussed below, net license fee income and litigation settlements fees for fiscal 1999 were $304,000.

Sales and service fees were $88.2 million for fiscal 1999, a decrease of 5.6% from the $93.4 million reported in fiscal 1998. The decrease in sales was due in part to the negative impact of a stronger U.S. dollar when converting foreign sales to U.S. dollars for financial reporting purposes. At constant exchange rates, net sales and service fees for fiscal 1999 would have been $89.2 million.

Sales of computerized machine systems, before foreign currency translation effects were substantially unchanged from the prior year and accounted for 72.3% of our annual sales and service fees. Domestic sales of computerized machine systems in fiscal 1999 decreased by $3.2 million, or 13.2%, reflecting very weak market conditions that have existed since the third quarter of fiscal 1998. Sales of computerized machine systems in Europe increased $1.7 million, or 4.3%, in fiscal 1999 on a constant dollar basis, while sales in Southeast Asia increased $1.3 million. The increase in international sales was offset in part by approximately $1.0 million negative effect from foreign currency translation.

Sales of stand-alone CNC systems and software declined by $4.1 million, or 27.9%. The decline in stand-alone CNC systems was primarily the result of an anticipated reduction in shipments to original equipment manufacturers (OEMs) and retrofit dealers of stand-alone CNC systems, primarily related to our DeltaTM Series CNC systems, as we have repositioned these products as components of integrated machine systems.

International sales, including export sales from the United States, increased to approximately 58.4% of consolidated sales and service fees for fiscal 1999 compared to 54.5% for fiscal 1998.

Orders for the year were $89.9 million compared to $92.4 million in the prior year, a $2.5 million, or 2.7%, decrease. Computerized machine system orders increased $1.5 million, or 2.3%, while stand-alone CNC system orders decreased $2.9 million, or 23.1%. Computerized machine system unit orders in Europe increased 7.2% while orders in the United States declined 10.5%. Offsetting the increase in computerized machine system orders in Europe was a decline in stand-alone CNC system unit orders of 32.3%. The decline in orders for stand-alone CNC systems is the result of our repositioning these products for marketing as components of integrated computerized machine systems.

Backlog was $8.5  million at October  31,  1999 and $7.5  million at October 31,
1998.

Gross profit margin as a percentage of sales decreased to 27.4% in fiscal 1999 compared to 29.9% in the prior year. The decrease was primarily the result of lower service margin and the effects of a stronger dollar relative to foreign currencies.

Interest expense for fiscal 1999 increased $417,000 or 47.6% from the amount reported for the corresponding period in fiscal 1998, primarily due to increased borrowing to support an increase in finished product inventory which began in the second half of fiscal 1998.

License fee income and litigation settlement fees for fiscal 1999 were $304,000 compared to $7.0 million in the prior year. As previously reported, there are a limited number of CNC users that are not already licensed and most of the licenses previously granted provided for a single lump sum payment at the time of grant. As a result, license fee income and litigation settlement fees in fiscal 1999 were not expected to equal that recorded in fiscal 1998. For further information, refer to Note 10 to the Consolidated Financial Statements.

The provision for income taxes in fiscal 1999 is primarily related to the earnings of a foreign subsidiary which no longer has the benefit of net operating loss carryforwards to offset taxable income. The fiscal 1999 provision was favorably impacted by a $377,000 tax asset recorded by a foreign subsidiary due to a change in its tax status. The provision for foreign income taxes in fiscal 1998 consisted of $640,000 of foreign withholding taxes resulting from license fee income and litigation settlement fees and approximately $1.2 million related to the earnings of foreign subsidiaries. Net operating loss carryforwards available to offset pre-tax income in future periods are set forth in Note 6 to the Consolidated Financial Statements.

A German tax examiner has contested our transfer of net operating losses between two of our German subsidiaries that merged in fiscal 1996. The contingent tax liability resulting from this issue is approximately $1.4 million. We have protested this matter and have not yet received a ruling from the German tax authorities on the tax examiner's finding and our protest. In the event an unfavorable ruling is received from the German tax authorities, we will consider whether to appeal to the German Federal Tax Court. No provision for the contingency has been recorded.

Fiscal 1998 Compared With Fiscal 1997

Net income for the fiscal year ending October 31, 1998 was $9.3 million, or $1.39 per share, on a diluted basis, compared to $13.8 million, or $2.06 per share, for the preceding year. Included in 1998 results was a $1.2 million restructuring charge (which is more fully discussed below and in Note 15 to the Consolidated Financial Statements). Net income in fiscal 1998 and 1997 also included $6.3 million and $9.1 million, respectively, of license fees and litigation settlements net of expenses and foreign withholding taxes. Excluding the restructuring charge and net license fee and litigation settlements, net income in fiscal 1998 would have been $4.1 million, or $.61 per share, on a diluted basis, compared to $4.7 million, or $.70 per share, in fiscal 1997. In addition, the provision for income taxes in fiscal 1998 increased by $906,000, or 88%, primarily the result of the earnings of a foreign subsidiary which no longer has the benefit of net operating loss carryforwards to offset taxable income.

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

Sales of computerized machine systems, before foreign currency translation effects, increased $4.6 million, or 7.5%, for fiscal 1998 and accounted for 69.3% of our annual sales and service fees. Domestic sales of computerized machine systems in fiscal 1998 approximated the fiscal 1997 level while sales in the United Kingdom, which experienced unfavorable economic conditions, declined $2.6 million, or 24.1%. Sales of computerized machine systems in continental Europe, primarily Germany and France, increased $6.6 million, or 26.2%, in fiscal 1998. Also contributing to the increase in computerized machine systems was our offering of a new milling machine featuring a fully integrated Delta(TM) CNC system sold under the DynaPath(TM) name and our press brake system sold with a fully integrated Autobend(R) CNC system. Both computerized machine systems were released for sale in the second half of fiscal 1998.

The increase in sales of computerized machine systems was offset by a $4.8 million, or 27.4%, decline in sales of stand-alone CNC systems. The decline in stand-alone CNC systems was the result of reduced shipments to original equipment manufacturers (OEMs) and retrofit dealers of stand-alone CNC systems, primarily related to our Delta(TM) Series CNC systems, as we reposition these products for marketing as components of integrated machine systems.

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

As disclosed in Note 15 to the Consolidated Financial Statements, we recorded a restructuring charge in the fourth quarter of fiscal 1998 totaling $1.2 million related to our subsidiary Autocon Technologies, Inc. (ATI). ATI historically marketed its Delta(TM) series of CNC systems to OEMs and through retro-fit dealers. Throughout fiscal 1998, we repositioned ATI to market its CNC products as components of fully integrated computerized machine systems under the DynaPath(TM) brand name. The first of several planned models of the DynaPath(TM) machine systems product line was successfully launched in fiscal 1998 resulting in sales of $500,000. The decline in OEM controls sales, concurrent with a decline in demand for retro-fit CNC systems and inventory write-downs, resulted in operating losses related to ATI, before restructuring charges, of $1.2 million for the fiscal year ended October 31, 1998.

As discussed above, in October 1998, we initiated a more comprehensive restructuring of ATI's business to include consolidation of operations, contract manufacturing of CNC systems in Taiwan, simplification of the CNC product offering and cancellation of certain product development projects, as well as rationalizing the sales and customer service activities. This restructuring program, which was in the first half of fiscal 1999, resulted in a $1.2 million restructuring charge. The restructuring charge was comprised of approximately $600,000 of reserves for the write down of fixed assets and $600,000 of accrued liabilities for employee severance costs and obligations under lease of manufacturing and office space that will no longer be used.

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

The  provision  for  income  taxes in fiscal  1998  consisted  of  approximately
$640,000 of foreign withholding taxes resulting from license fee income and litigation settlement fees and approximately $1.2 million related to the earnings of a foreign subsidiary which no longer has the benefit of net operating loss carryforwards to offset taxable income. The provision for foreign income taxes in fiscal 1997 consisted almost entirely of foreign withholding taxes resulting from license fee income and litigation settlement fees. Net operating loss carryforwards available to offset pre-tax income in future periods are set forth in Note 6 to the Consolidated Financial Statements.

EURO Currency

Many of the countries in which we sell our products and services are Member States of the Economic and Monetary Union ("EMU"). Beginning January 1, 1999, Member States of the EMU were permitted to begin trading in either their local currencies or the Euro, the official currency of EMU participating Member States. Parties are free to choose the unit they prefer in contractual relationships during the transitional period, beginning January 1999 and ending June 2002. Our computer system contains the functionality to process transactions in either a country's local currency or the Euro. We have not incurred and do not anticipate incurring any material adverse effects on our operations related to the EMU's conversion to the Euro. However, there can be no assurance that the conversion of EMU Member States to the Euro will not have a material adverse effect on our operations.

Foreign Currency Risk Management

We manage our foreign currency exposure through the use of foreign currency forward exchange contracts. We do not speculate in the financial markets and, therefore, do not enter into these contracts for trading purposes. We also moderate our currency risk related to significant purchase commitments with certain foreign vendors through price adjustment agreements that provide for a sharing of, or otherwise limit, the risk of currency fluctuations on the costs of purchased products. The results of these programs achieved our objectives in fiscal 1999 and fiscal 1998. See Note 1 to the Consolidated Financial Statements.

Year 2000 Compliance

We did not experience any interruptions in our operations from Y2K related matters. The amount spent on Y2K testing and remediation was not material.

Liquidity and Capital Resources

At October 31, 1999, we had cash and cash equivalents of $3.5 million compared to $3.3 million at October 31, 1998. Cash used for operations totaled $827,000 in fiscal 1999, compared to cash provided by operations of $5.9 million in fiscal 1998. Cash flow from operations in fiscal 1998 was enhanced by receipts of approximately $6.3 million of license fees, net of legal fees and taxes.

Working capital was $33.3 million at October 31, 1999, compared to $29.3 million at October 31, 1998. The working capital increase is attributable to a decrease in accounts payable of $4.8 million and accrued expenses of $928,000 offset by a decrease in accounts receivable of $1.0 million.

The decrease in accounts payable relates primarily to payments made to our contract manufacturers for inventory purchases that occurred in late fiscal 1998 under terms that generally range from 60 to 120 days. Accounts payable at October 31, 1998 reflected a higher-than-normal level of shipments from our contract manufacturers in the fourth fiscal quarter.

Capital investments for the fiscal year ended October 31, 1999 consisted principally of expenditures for software development projects and purchases of equipment. Cash used for investing activities during the year was funded by cash flow from operations and bank credit facilities.

We repurchased 395,752 and 254,500 shares of our common stock during fiscal 1999 and 1998, respectively, under our previously announced stock repurchase program. These shares are reflected as a reduction of common stock outstanding in calculating basic and diluted earnings per common share.

Total debt at October 31, 1999 was $14.2 million, representing 28.2% of total capitalization, compared to $8.4 million, or 18.1%, of total capitalization at October 31, 1998.

We were in compliance with all loan covenants at October 31, 1999. We believe that anticipated cash flow from operations and available borrowings under credit facilities will be sufficient to meet our anticipated cash requirements in the foreseeable future.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risks

Interest Rate Risk

Our bank line of credit is affected by the general level of U.S. and European interest rates and/or Libor. However, we only had $9.6 million outstanding under our bank line of credit at October 31, 1999 and the effect of interest rate changes would likely not be significant.

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

In Fiscal 1999, approximately 58.4% of our sales and service fees, including export sales, were derived from foreign markets. All computerized machine systems, CNC systems and certain proprietary service parts are sourced by a central engineering and manufacturing division of the U.S. parent company and re-invoiced to our foreign sales and service subsidiaries, primarily in their functional currencies. The parent company enters into forward foreign exchange contracts from time to time to hedge the cash flow risk related to inter-company sales and inter-company accounts receivable in foreign currencies. We do not speculate in the financial markets and, therefore, do not enter into these contracts for trading purposes.

Forward contracts for the sale of foreign currencies as of October 31, 1999:

                          Notional Amount    Weighted Avg.                        Market Value
                            in Foreign        Forward Rate     Notional Amount     October 31,
   Forward Contracts         Currency                             in U.S. $           1999         Maturity Dates
           ---------         --------                                ------           ----         --------------
Sterling                     2,060,000           1.6532          3,391,310         3,389,318      Nov '99-Jan `00
Euro                         1,028,000           1.0776          1,107,805         1,084,540            Nov'99


Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                    Report of Independent Public Accountants

To the Shareholders and
Board of Directors of
Hurco Companies, Inc.

We have audited the accompanying consolidated balance sheets of Hurco Companies, Inc. (an Indiana corporation) and subsidiaries as of October 31, 1999 and 1998, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the three years in the period ended October 31, 1999. These financial statements and schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hurco Companies, Inc. and subsidiaries as of October 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended October 31, 1999, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in Item 14(a) 2 is presented for purposes of complying with the Securities and Exchange Commissions rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                                             ARTHUR ANDERSEN LLP


Indianapolis, Indiana,
December 1, 1999.

                              HURCO COMPANIES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                 Year Ended October 31,
                                                                                 ----------------------
                                                                         1999              1998             1997
                                                                         ----              ----             ----
                                                                    (Dollars in thousands, except per share amounts)
Sales and service fees........................................       $ 88,238         $  93,422         $ 95,729

Cost of sales and service ....................................         64,064           65,483            67,956
                                                                     --------         --------          --------

     Gross profit.............................................         24,174            27,939           27,773

Selling, general and administrative expenses..................         21,259            21,786           21,047

Restructuring charge (credit) (Note 15).......................          (103)             1,162               --
                                                                     ---------        ---------         --------

     Operating income ........................................          3,018             4,991            6,726

License fee income and litigation settlement fees, net
     (Note 12)................................................            304             6,974           10,095

Interest expense..............................................          1,293               876            1,938

Other income (expense), net...................................             25                99              (51)
                                                                      --------        ---------         --------

     Income before income taxes...............................          2,054            11,188           14,832

Provision for income taxes (Note 6)...........................            252             1,934            1,028
                                                                      --------        ---------         --------

Net income ...................................................       $  1,802         $   9,254         $ 13,804
                                                                      ========        =========         ========


Earnings per common share - basic.............................       $    .30         $    1.42         $   2.11
                                                                     ========         =========         ========

Weighted average common shares outstanding - basic............          5,980             6,498            6,536
                                                                     ========         =========         ========

Earnings per common share - diluted...........................       $    .30         $    1.39         $   2.06
                                                                     ========         =========         ========

Weighted average common shares outstanding - diluted..........          6,061             6,670            6,704
                                                                     ========         =========         ========


The accompanying  notes are an integral part of the Consolidated Financial Statements.


                              HURCO COMPANIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS
                                                                                         As of October 31,
                                                                                        1999           1998
                                                                                        ----           ----
                                                                        (Dollars in thousands, except per share amounts)
Current assets:
   Cash and cash equivalents.....................................................  $   3,495      $   3,276
   Accounts receivable, less allowance for doubtful accounts
    of $687 in 1999 and $769 in 1998.............................................     17,154         18,896
   Inventories ..................................................................     30,767         30,817
   Other.........................................................................      1,440          2,154
                                                                                   ---------      ---------
     Total current assets........................................................     52,856         55,143
                                                                                   ---------      ---------
Long-term license fee receivables (Note 12)......................................        434            797
                                                                                   ---------      ---------
Property and equipment:
   Land..........................................................................        761            761
   Building......................................................................      7,168          7,067
   Machinery and equipment.......................................................     11,182         11,184
   Leasehold improvements........................................................      1,005          1,107
                                                                                   ---------      ---------
                                                                                      20,116         20,119
   Less accumulated depreciation and amortization................................    (11,165)       (11,037)
                                                                                   ---------      ----------
                                                                                       8,951          9,082
                                                                                   ---------      ---------
Software development costs, less accumulated amortization of $5,174
   in 1999 and $6,014 in 1998....................................................      3,951          4,231
Other assets.....................................................................      3,440          2,443
                                                                                   ---------      ---------
                                                                                   $  69,632      $  71,696
                                                                                   ---------      ---------
                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable..............................................................  $   8,519      $  13,235
   Accounts payable-related parties..............................................      2,372          2,556
   Accrued expenses..............................................................      5,935          7,157
   Accrued warranty expenses.....................................................        968          1,060
   Current portion of long-term debt.............................................      1,786          1,786
                                                                                   ---------      ---------
     Total current liabilities...................................................     19,580         25,794
                                                                                   ---------      ---------
Non-current liabilities:
   Long-term debt ...............................................................     12,386          6,572
   Deferred credits and other ...................................................      1,518          1,590
                                                                                   ---------      ---------
                                                                                      13,904          8,162
                                                                                   ---------      ---------
Commitments and contingencies (Notes 10 and 11)
Shareholders' equity:
   Preferred stock: no par value per share; 1,000,000 shares
     authorized; no shares issued................................................         --             --
   Common stock: no par value; $.10 stated value per share; 12,500,000 shares authorized; 5,951,859 and
     6,340,111 shares issued and outstanding in 1999 and 1998, respectively......        595            634
   Additional paid-in capital....................................................     46,340         48,662
   Accumulated deficit...........................................................     (5,348)        (7,150)
   Foreign currency translation adjustment.......................................     (5,439)        (4,406)
                                                                                   ---------      ---------
     Total shareholders' equity..................................................     36,148         37,740
                                                                                   ---------      ---------
                                                                                   $  69,632      $  71,696
                                                                                   =========      =========
The accompanying  notes are an integral part of the Consolidated Financial Statements.

                                                 HURCO COMPANIES, INC.
                                         CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                       Year Ended October 31,
                                                                                    1999         1998          1997
                                                                                    ----         ----          ----
                                                                                         (Dollars in thousands)
Cash flows from operating activities:
   Net income .............................................................     $  1,802     $  9,254     $  13,804
   Adjustments to reconcile net income to
   net cash provided by (used for) operating activities:
     Depreciation and amortization.........................................        2,428        2,138         2,078
     Restructuring charge (credit) ........................................         (103)       1,162            --
     Unrealized (gain) loss on foreign currency transactions...............          671         (219)          294
     Change in assets/liabilities

      (Increase) decrease in accounts receivable...........................          974       (2,808)        1,043
      (Increase) decrease in inventories...................................         (801)      (8,775)        2,107
      Increase (decrease) in accounts payable..............................       (4,825)       6,864        (2,096)
      Decrease in accrued expenses.........................................         (928)        (994)         (681)
      Other................................................................          (45)        (712)         (525)
                                                                                 -------        -----       -------
         Net cash provided by (used for) operating activities..............         (827)       5,910        16,024
                                                                                 -------        -----       -------
Cash flows from investing activities:
   Proceeds from sale of equipment.........................................           69           93           126
   Purchase of property and equipment......................................       (1,176)      (1,013)         (640)
   Software development costs..............................................         (981)      (1,315)       (1,595)
   Other ..................................................................         (288)        (411)         (418)
                                                                                 -------       ------       -------
         Net cash (used for) investing activities..........................       (2,376)      (2,646)       (2,527)
                                                                                 -------       ------        ------
Cash flows from financing activities:
   Advances on bank credit facilities......................................       61,920       15,053        30,173
   Repayments of bank credit facilities....................................      (54,320)     (14,953)      (39,154)
   Repayments of term debt.................................................       (1,786)      (1,786)       (3,036)
   Proceeds from exercise of common stock options..........................           18          120            38
   Purchase of common stock................................................       (2,379)      (1,827)           --
                                                                                 -------       ------   -----------
         Net cash provided by (used for) financing activities..............        3,453       (3,393)      (11,979)
                                                                                 -------       ------       -------
Effect of exchange rate changes on cash....................................          (31)          34           (24)
                                                                                 -------      -------       -------
         Net increase (decrease) in cash...................................          219          (95)        1,494

Cash and cash equivalents at beginning of year.............................        3,276        3,371         1,877
                                                                                 -------        -----         -----
Cash and cash equivalents at end of year...................................       $3,495       $3,276        $3,371
                                                                                   =====       ======        ======
Supplemental disclosures:
   Cash paid for:
      Interest.............................................................     $  1,016     $    702     $   1,828
      Income taxes.........................................................     $  1,003     $  1,818     $   1,234
The accompanying notes are an integral part of the Consolidated Financial Statements.

                                                    HURCO COMPANIES, INC.
                                  CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                                                             Accumulated
                                                                                                                Other
                                                                                                            Comprehensive
                                                                                                            Income (loss):
                                                                                                               Foreign
                                                               Common Stock    Additional                      Currency
                                                      Shares Issued              Paid-In      Accumulated    Translation
                                                      & Outstanding    Amount    Capital         Deficit      Adjustment   Total

                                                                                   (Dollars in thousands)
Balances, October 31, 1996                             6,531,871       $ 653    $50,312     $(30,208)     $(4,616)     $16,141

Net income...........................................         --          --         --       13,804           --       13,804

Translation of foreign currency financial
   statements........................................         --          --         --           --         (207)        (207)
                                                                                                                        -------
Comprehensive Income................................                                                                    13,597

Exercise of common stock options.....................     12,960           1         37           --            --          38
                                                       ---------       ------   --------     -------       -------       -----

Balances, October 31, 1997...........................  6,544,831       $ 654    $50,349     $(16,404)     $(4,823)     $29,776
                                                       ---------       ------   --------     -------       -------      ------
Net income...........................................         --          --         --        9,254           --        9,254

Translation of foreign currency financial
   statements........................................         --          --         --           --          417          417
                                                                                                                        ------
Comprehensive Income.................................                                                                    9,671

Exercise of common stock options.....................     49,780           5        115           --           --          120

Purchase of common stock.............................   (254,500)        (25)    (1,802)          --           --       (1,827)
                                                        --------       ------   --------      -------        ------     -------
Balances, October 31, 1998...........................  6,340,111      $  634    $48,662       $(7,150)     $(4,406)    $37,740
                                                         -------        -----   --------      -------        ------      ------
Net income...........................................         --          --         --         1,802           --       1,802

Translation of foreign currency financial
   statements........................................         --          --         --            --       (1,033)     (1,033)
                                                                                                                        ------
Comprehensive Income.................................                                                                      769

Exercise of common stock options.....................      7,500           1         17            --           --          18

Purchase of common stock.............................   (395,752 )       (40)    (2,339)           --           --      (2,379)
                                                        ---------      ------    ------        -------      -------     -------
Balances, October 31, 1999...........................  5,951,859      $  595    $46,340       $(5,348)     $(5,439)    $36,148
                                                        =========      ======   =======       ========    ========     =======
The   accompanying   notes  are  an  integral  part  of  the
Consolidated Financial Statements.

                              HURCO COMPANIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation. The consolidated financial statements include the accounts of Hurco Companies, Inc. (an Indiana corporation) and our wholly owned and controlled subsidiaries. A 35% ownership interest in an affiliate recorded using the equity method and a 15% ownership interest in an affiliate recorded at cost are included in Other Assets on the accompanying Consolidated Balance Sheets. Intercompany accounts and transactions have been eliminated.

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

Hedging. We enter into foreign currency forward exchange contracts to hedge certain firm intercompany sale commitments denominated in foreign currencies (primarily pound sterling and Euro) for which we have firm purchase commitments. The purpose of these instruments is to protect us from the risk that the U.S. dollar net cash inflows resulting from the sales denominated in foreign currencies will be adversely affected by changes in exchange rates. Gains and losses on these hedge contracts are deferred and recognized as an adjustment to the related sales transactions.

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

The U.S. dollar equivalent notional amount of outstanding foreign currency forward exchange contracts was approximately $4.5 million as of October 31, 1999 ($2.1 million related to firm intercompany sales commitments) and $13.5 million as of October 31, 1998 ($8.7 million related to firm intercompany sales commitments). Deferred losses related to hedges of future sales transactions were approximately $48,000 and $434,000 as of October 31, 1999 and 1998, respectively. Contracts outstanding at October 31, 1999 mature at various times through January 2000. All contracts are for the sale of foreign currency. We do not enter into these contracts for trading purposes.

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

Research and Development Costs. The costs associated with research and development programs for new products and significant product improvements are expensed as incurred and included in selling, general and administrative expenses. Research and development expenses totaled $2.1 million, $2.0 million and $1.9 million in fiscal 1999, 1998 and 1997, respectively.

Costs incurred to develop computer software products and significant enhancements to software features of existing products to be sold or otherwise marketed are capitalized, after technological feasibility is established. Software development costs are amortized to Cost of Sales on a straight-line basis over the estimated product life of the related software, which ranges from three to five years. We capitalized $1.0 million in 1999, $1.3 million in 1998 and $1.6 million in 1997 related to software development projects. Amortization expense was $1.3 million, $1.1 million and $940,000, for the three years ended October 31, 1999, 1998 and 1997 respectively.

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

The end market for our products consists primarily of precision tool, die and mold manufacturers, independent job shops and specialized short-run production applications within large manufacturing operations. Industries served include: aerospace, defense, medical equipment, energy, transportation and computer industries. Our products are sold through independent agents and distributors in countries throughout North America, Europe and Asia. We also maintain direct sales operations in the United States, England, France, Germany and Singapore.

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

Reliance on Contract Manufacturers. We contract with manufacturing contractors located in Taiwan and Europe for the manufacture and assembly of computerized machine systems, based on our designs and specifications. Any interruption from these sources would restrict the availability of our computerized machine systems, which would affect operating results adversely.

3. INVENTORIES

Inventories as of October 31, 1999 and 1998 are summarized below (in thousands):

                                                                                               1999           1998
                                                                                         ----------     ----------
               Purchased parts and sub-assemblies...................................     $    9,104     $   11,749
               Work-in-process......................................................          1,070          1,774
               Finished goods.......................................................         20,593         17,294
                                                                                          ---------         ------
                                                                                         $   30,767     $   30,817
                                                                                          =========         ======


                              HURCO COMPANIES, INC.

4.  DEBT AGREEMENTS

         Long-term debt as of October 31, 1999 and 1998, consisted of (in thousands):

                                                                                               1999           1998
                                                                                           --------       --------
         Bank revolving credit facilities.............................................   $    9,600     $    2,000
         Senior Notes.................................................................        3,572          5,358
         Economic Development Revenue Bonds, Series 1990..............................       1,000           1,000
                                                                                          --------       ---------
                                                                                             14,172          8,358
         Less current portion.........................................................        1,786          1,786
                                                                                          ---------      ---------
                                                                                         $   12,386     $    6,572
                                                                                          =========      =========

         As of October 31, 1999, long-term debt was payable as follows (in thousands):

         Fiscal 2000..................................................................        1,786
         Fiscal 2001..................................................................        1,986
         Fiscal 2002..................................................................        9,800
         Fiscal 2003..................................................................          200
         Fiscal 2004 and thereafter...................................................          400
                                                                                           --------
                                                                                            $14,172

As of October 31, 1999 and 1998, we had $7.2 million and $11.4 million, respectively, of outstanding letters of credit issued to non-U.S. suppliers for inventory purchase commitments. As of October 31, 1999, we had unutilized credit facilities of $8.2 million available for either direct borrowings or commercial letters of credit.

As of October 31, 1999 and 1998, the domestic bank revolving credit facility was payable at interest rates ranging from 6.9% to 8.25%. Interest was payable on the Senior Notes at 10.37% at October 31, 1999 and 1998.

The principal terms of the Bank Credit Agreement and Senior Notes Agreement are set forth below:

     a)  Bank Credit Agreement

         Our bank credit agreement provides for a revolving, unsecured credit facility expiring May 1, 2002, which permits borrowings, at any one time outstanding, of up to $25.0 million (inclusive of outstanding letters of credit up to $15.0 million). Of such borrowings, up to $5.0 million may be drawn in designated European currencies. Interest on all outstanding borrowings is payable at Libor plus an applicable Euro dollar rate margin ranging from 1.0% to 2.0% based on a prescribed formula, or at our option, the greater of the prime rate or 1.0% plus the Federal Funds Rate. An additional margin of .25% may be charged if our fixed charge coverage ratio falls below 1.25 to 1. The agreement requires us to maintain a specified minimum net worth and establishes maximum leverage and fixed charge coverage ratios. We are required to maintain consolidated tangible net worth (as defined) of not less than $30.0 million plus (i) 50% of cumulative net income subsequent to May 1, 1999 and (ii) 75% of proceeds from sales of capital stock after April 30, 1999. Total consolidated debt may not exceed 50% of consolidated capitalization (defined as total debt plus consolidated tangible net worth). Our fixed charge coverage ratio requirement varies within a range of 1.0-1.25 to 1 during the term of the agreement.

                              HURCO COMPANIES, INC.

     b)  Senior Notes

         At October 31, 1999, we had outstanding approximately $3.6 million of unsecured Senior Notes, bearing an interest rate of 10.37%, of which approximately $1.8 million is due on December 1, 1999, and the balance is due in fiscal 2000. The financial covenants substantially conform to those contained in our bank credit agreement.

The Economic Development Revenue Bonds are payable in five equal annual installments beginning on September 1, 2001 and are secured by a letter of credit issued in the amount of $1.1 million by a bank. The Bonds' interest rates adjust weekly and, as of October 31, 1999 and 1998, interest was accruing at a rate of 3.7% and 3.4% respectively.

We were in compliance with all loan covenants at October 31, 1999.

5. FINANCIAL INSTRUMENTS

The carrying amounts for trade receivables and payables approximate their fair values. At October 31, 1999 the carrying amounts and fair values of our financial instruments, which includes bank revolving credit facilities, senior notes and Economic Development Bonds are not materially different.

We also have off-balance sheet financial instruments in the form of foreign currency forward exchange contracts as described in Note 1 to the Consolidated Financial Statements. The U.S. dollar equivalent notional amount and fair value of these contracts were both $4.5 million at October 31, 1999. Current market prices were used to estimate the fair value of the foreign currency forward exchange contracts.

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

                              HURCO COMPANIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

6.  INCOME TAXES
Deferred income taxes reflect the effect of temporary differences between the tax basis of assets and liabilities and the reported amounts of those assets and liabilities for financial reporting purposes. Deferred income taxes also reflect the value of net operating losses and an offsetting valuation allowance. Our total deferred tax assets and corresponding valuation allowance at October 31, 1999 and 1998, consisted of the following (in thousands):

                                                                                                   October 31,
                                                                                            1999                1998
Tax effects of future tax deductible items related to:
     Accrued inventory reserves.................................................       $      824           $     710
     Accrued warranty expenses..................................................              249                 276
     Deferred Compensation .....................................................              310                 194
     Other accrued expenses.....................................................              745                 977
                                                                                        ---------              ------
         Total deferred tax assets..............................................            2,128               2,157
                                                                                        ---------             -------
Tax effects of future taxable differences related to:
     Accelerated tax deduction and other tax over book
       deductions related to property, equipment and software...................           (1,774)             (1,883)
     Other......................................................................             (575)               (575)
                                                                                        ---------            --------
       Total deferred tax liabilities...........................................           (2,349)             (2,458)
                                                                                        ---------            --------
       Net tax effects of temporary differences.................................             (221)               (301)
                                                                                        ---------             --------
Tax effects of carryforward benefits:
     U.S. federal net operating loss carryforwards,
       expiring 2008-2013.......................................................            1,636               2,170
     Foreign net tax benefit carryforwards with various expiration years........            1,339               1,174
     U.S. federal general business tax credits,
       expiring 2008-2013.......................................................            1,001               1,367
     U.S. Alternative Minimum Tax Credit with no expiration.....................              426                 412
                                                                                        ---------           ---------
         Tax effects of carryforwards ..........................................            4,402               5,123
                                                                                        ---------           ---------
         Tax effects of temporary differences and carryforwards.................            4,181               4,822
         Less valuation allowance...............................................           (3,755)             (4,410)
                                                                                        ---------           ---------
         Net deferred tax asset.................................................        $     426           $     412
                                                                                        =========           =========

Except as indicated above, our carryforwards expire at specific future dates and utilization of certain carryforwards is limited to specific amounts each year and further limitations may be imposed if an "ownership change" would occur. Realization is entirely dependent upon generating sufficient future earnings in specific tax jurisdictions prior to the expiration of the loss carryforwards. Due to the uncertain nature of their ultimate realization based upon past performance and expiration dates, we have established a full valuation allowance against carryforward benefits with expiration dates. Alternative minimum tax credits may be carried forward indefinitely and as a result, are not provided with a valuation allowance. While the need for this valuation allowance is subject to periodic review, if the allowance is reduced, the tax benefits of the carryforwards will be recorded in future operations as a reduction of our income tax expense.

                              HURCO COMPANIES, INC.

Income (loss) before income taxes (in thousands):

                                                                               Year Ended October 31,
                                                                               ----------------------
                                                                       1999              1998             1997
                                                                   ----------       ------------     ---------
       Domestic...............................................     $   1,848        $    8,809       $   10,303
       Foreign................................................           206             2,379            4,529
                                                                     -------          --------           ------
                                                                   $   2,054        $   11,188       $   14,832
                                                                    ========         =========        =========


Differences between the effective tax rate and U.S. federal income tax rate were (in thousands):

Tax at U.S. statutory rate....................................     $     719         $   3,915       $    5,191

Foreign withholding taxes.....................................             4               640            1,012

Effect of tax rates of international jurisdictions
  in excess of U.S. statutory rates...........................           209               563              342

State income taxes............................................            41                35               16

Utilization of net operating loss carryforwards...............          (721)           (3,219)          (5,533)
                                                                     -------            ------           ------

Provision for income taxes....................................      $    252         $   1,934        $   1,028
                                                                    ========         =========        =========

Foreign withholding taxes are the result of foreign dividends received during fiscal 1999 and certain license fee payments received during fiscal 1998 and 1997. Our provision for income taxes in fiscal 1999, 1998 and 1997 represents taxes currently payable with the exception of the $377,000 tax asset recorded in 1999 by a foreign subsidiary due to a change in its tax status.

We have not provided any U.S. income taxes on the undistributed earnings of our foreign subsidiaries based upon our determination that such earnings will be indefinitely reinvested.

7.  EMPLOYEE BENEFITS

We have defined contribution plans that include a majority of our employees worldwide, under which our contributions are discretionary. The purpose of these plans is generally to provide additional financial security during retirement by providing employees with an incentive to save throughout their employment. Our contributions to the plans are based on employee contributions or compensation. Our contributions totaled $331,605, $357,000 and $307,000 for the years ended October 31, 1999, 1998 and 1997, respectively.

We also have Split-Dollar Life Insurance Agreements with certain of our officers. Under the terms of the agreements, we pay all of the premiums on behalf of the officers. We will be repaid the premiums from the policies' cash surrender value when the policies are terminated in accordance with the provisions of the agreements.

                              HURCO COMPANIES, INC.

8.  STOCK OPTIONS

In March 1997,  we adopted the 1997 Stock  Option and  Incentive  Plan (the 1997
Plan) which allows us to grant awards of options to purchase shares of our common stock, stock appreciation rights, restricted shares and performance shares. Under the provisions of the 1997 Plan, the maximum number of shares of common stock that may be issued is 500,000. The total number of shares of common stock which may be granted to any individual during the term of the 1997 Plan may not exceed 100,000 shares. Options granted under the 1997 Plan are exercisable for a period up to ten years after date of grant and vest in equal annual installments as specified by the Compensation Committee of our Board of Directors (the Committee) as the Committee determines at the time of grant. The option price may not be less than 100% of the fair market value of a share of common stock on the date of grant. As of October 31, 1999, 305,500 shares had been granted under the 1997 Plan.

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

A summary of the status of the options under the 1990 and 1997 Plans as of October 31, 1999, 1998 and 1997 and the related activity for the year is as follows:

                                                       Shares under    Weighted average exercise
                                                             option              price per share
----------------------------------------------- -------------------- ----------------------------
----------------------------------------------- -------------------- ----------------------------
Balance October 31, 1996                                    431,620                        $4.01
  Granted                                                     5,000                         8.25
  Cancelled                                                 (1,800)                         3.79
  Expired                                                         -                            -
  Exercised                                                (12,960)                         3.63
----------------------------------------------- -------------------- ----------------------------
----------------------------------------------- -------------------- ----------------------------
Balance October 31, 1997                                    421,860                         4.07
  Granted                                                    26,000                         8.25
  Cancelled                                                 (4,000)                         5.13
  Expired                                                         -                            -
  Exercised                                                (49,780)                         2.43
----------------------------------------------- -------------------- ----------------------------
----------------------------------------------- -------------------- ----------------------------
Balance October 31, 1998                                    394,080                         4.54
  Granted                                                   305,500                         5.68
  Cancelled                                                (20,400)                         4.91
  Expired                                                         -                            -
  Exercised                                                 (7,500)                         2.42
----------------------------------------------- -------------------- ----------------------------
----------------------------------------------- -------------------- ----------------------------
Balance October 31, 1999                                    671,680                        $5.07
=============================================== ==================== ============================

                              HURCO COMPANIES, INC.

Stock options outstanding and exercisable on October 31, 1999 are as follows:

                                                          Weighted average      Weighted average remaining
Range of exercise prices     Shares under option  exercise price per share       contractual life in years
per share
--------------------------- --------------------- ------------------------- -------------------------------
--------------------------- --------------------- ------------------------- -------------------------------
Outstanding
  $2.125-5.125                           294,180                     $3.49                             5.3
   5.813-8.250                           377,500                      6.31                             7.7
--------------------------- --------------------- ------------------------- -------------------------------
--------------------------- --------------------- ------------------------- -------------------------------
  $2.125-8.250                           671,680                     $5.07                             6.6
=========================== ===================== ========================= ===============================
=========================== ===================== ========================= ===============================
Exercisable

  $2.125-5.125                           245,544                     $3.27                               -
    5.813-8.250                          139,100                      6.82                               -
--------------------------- --------------------- ------------------------- -------------------------------
--------------------------- --------------------- ------------------------- -------------------------------
  $2.125-8.250                           384,644                     $4.55                               -
=========================== ===================== ========================= ===============================
=========================== ===================== ========================= ===============================

We apply Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" (APB25), and related interpretations in accounting for the Plans, and, therefore, no compensation expense has been recognized for stock options issued under the Plans. For companies electing to continue the use of APB25, SFAS No. 123 "Accounting for Stock-Based Compensation", requires pro forma disclosures determined through the use of an option-pricing model as if the provisions of SFAS No. 123 had been adopted.

The weighted average fair value at date of grant for options granted during fiscal 1999, 1998 and 1997 was $3.99, $6.10 and $6.11 per share, respectively.
The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions:

                                      1999        1998        1997
---------------------------------- ----------- ----------- -----------
---------------------------------- ----------- ----------- -----------
Expected dividend yield                 0.00%       0.00%       0.00%
Expected volatility                    55.31%      58.16%      57.88%
Risk-free interest rate                 4.70%       5.83%       6.04%
Expected term in years                 10          10          10
---------------------------------- ----------- ----------- -----------

If we had adopted the provisions of SFAS No. 123, the impact of reported net income and earnings per share would have been as follows:

                                      1999       1998         1997
------------------------------------ -------- -----------   ---------
------------------------------------ -------- -----------   ---------
Net income (in thousands)             $1,613     $9,181      $13,752
Earnings per share:
  Basic                                 $.27      $1.41        $2.10
  Diluted                               $.27      $1.38        $2.05
------------------------------------ --------- -----------   --------


                              HURCO COMPANIES, INC.

As of October 31, 1999, there were outstanding non-qualified options that had been granted outside of the 1990 and 1997 plans to outside members of the Board of Directors to purchase 50,000 and 75,000 shares at $5.13 and $5.81 per share, respectively. The 50,000 shares are exercisable while the 75,000 shares become exercisable on December 15, 1999. The options expire at various dates between 2002 and 2008.

9.  RELATED PARTY TRANSACTIONS

Hurco and Air Express International Corporation (AEI) are related parties because a common group of shareholders holds a significant ownership interest in both companies. AEI provides freight forwarding and shipping services for us. The cost of these freight services are negotiated on an arms length basis and amounted to $4.3 million, $4.1 million and $2.6 million for the years ended October 31, 1999, 1998 and 1997, respectively. Trade payables to AEI were $200,000, $217,000 and $30,000 at October 31, 1999, 1998 and 1997, respectively.

We own approximately 15% of one of our Taiwanese-based suppliers. This investment is carried at cost and is included in Other Assets on the Consolidated Balance Sheet. Purchases of product from this supplier are negotiated on an arms length basis and totaled $7.8 million, $7.4 million and $8.2 million for the years ended October 31, 1999, 1998 and 1997, respectively. Trade payables to this supplier were $1.5 million, $1.7 million, and $1.8 million at October 31, 1999, 1998 and 1997, respectively.

As of October 31, 1999, we own 35% of Hurco Automation, Ltd. (HAL), a Taiwan based company. HAL's scope of activities includes the design, manufacture, sales and distribution of industrial automated products, software systems and related components, including CNC systems and components manufactured under contract for sale exclusively to us. We are accounting for the investment using the equity method. The investment of $732,929 at October 31, 1999 is included in Other Assets on the Consolidated Balance Sheet. Purchases of product from this supplier are negotiated on an arms length basis and amounted to $3.6 and $3.1 million in 1999 and 1998, respectively. Trade payables to HAL were $672,000 and $668,000 at October 31, 1999 and 1998, respectively.

10.  LITIGATION AND CONTINGENCIES

As previously reported, Hurco and its subsidiary IMS Technology, Inc. (IMS) have been parties to a number of proceedings which involved alleged infringement of one of the Interactive Machining Patents. At the present date, all but one action has been settled through licensing arrangements or litigation settlements. The only remaining action is described below.

On July 3, 1997, IMS commenced an action in the United States District Court of Virginia against Haas Automation, Inc. and its owner (collectively, Haas) and certain other end-users and manufacturers of computerized machine tool systems. The action sought monetary damages and an injunction against future infringement. IMS subsequently entered into settlements with all defendants other than Haas and dismissed claims against them. As previously reported, on October 2, 1998 the trial court granted summary judgment in favor of Haas and dismissed the action, finding that there was no infringement by Haas based on the court's claim interpretation and its finding that a floppy disk is not the equal of a cassette tape. Haas' affirmative defenses challenging the validity of the IMS patent were also dismissed. IMS subsequently filed an appeal to the United States Court of Appeals for the Federal Circuit. The appeal seeks relief from the trial court's order regarding claim interpretation of the IMS patent, the order granting defendant's motion for summary judgment and the final judgment in favor of Haas. Haas has filed a cross-appeal to the same court from the trial court's order regarding claim construction of the IMS patent. Oral argument was held before the United States Court of Appeals for the Federal Circuit in August 1999; however, the court has not yet ruled on the appeal. Although management continues to believe that the IMS claims of patent infringement have substantial merit, it is unable to predict the outcome of this matter.

A German tax examiner has contested our transfer of net operating losses between two of our German subsidiaries that merged in fiscal 1996. The contingent tax liability resulting from this issue is approximately $1.4 million. We have protested this matter and have not yet received a ruling from the German tax authorities on the tax examiner's finding and our protest. In the event an unfavorable ruling is received from the German tax authorities, we will consider whether to appeal to the German Federal Tax Court. No provision for the contingency has been recorded.

In addition, we are involved in various other claims and lawsuits arising in the normal course of business. None of these claims, in our opinion, are expected to have a material adverse effect on our consolidated financial position or results of operations.

11.  OPERATING LEASES

We lease facilities and vehicles under operating leases that expire at various dates through 2003. Future payments, exclusive of amounts reflected in the balance sheet, required under operating leases as of October 31, 1999, are summarized as follows (in thousands):

         2000..............................................$  1,350
         2001..............................................     801
         2002..............................................     537
         2003..............................................      77
         2004..............................................       1
                                                           --------
         Total.............................................$  2,766
                                                           ========

Rent expense for the years ended October 31, 1999, 1998 and 1997 was $1.7 million, $1.8 million and $1.9 million, respectively.

12.  LICENSE FEE INCOME AND LITIGATION SETTLEMENT FEES, NET

License fee income and litigation settlement fees, net for fiscal 1999, 1998 and 1997 were attributable to agreements entered into by IMS, pursuant to which IMS granted fully paid-up licenses of its interactive CNC patents in exchange for cash and other consideration. As of October 31, 1999, additional license fees of approximately $873,000, net of legal fees and expenses, related to future payments under completed license agreements have been deferred and are expected to be recognized in income over the two-year remaining life of the licensed patent.

                              HURCO COMPANIES, INC.

13.  QUARTERLY HIGHLIGHTS (Unaudited)

1999 (In thousands, except per share data)

                                                         First Quarter     Second Quarter     Third Quarter      Fourth Quarter
Sales and service fees...............................    $  21,147            $21,532            $20,783            $24,776

Gross profit.........................................        6,004              5,858              5,915              6,397

Gross profit margin percentage.......................        28.4%              27.2%              28.5%              25.8%

Selling, general and administrative  expenses........        5,335              5,352              5,152              5,420

Restructuring charge (credit)........................           --              (103)                 --                 --

Operating income.....................................          669                609                763                977

Net income ..........................................          175                554                400                673

Earnings per common share - basic....................    $     .03         $      .09         $      .07          $     .11

Earnings per common share - diluted..................    $     .03         $      .09         $      .07          $     .11


1998 (In thousands, except per share data)

                                                         First Quarter     Second Quarter     Third Quarter      Fourth Quarter

Sales and service fees...............................    $  22,120         $   21,542         $   23,444          $  26,316

Gross profit.........................................        6,123              6,286              6,980              8,550

Gross profit margin percentage.......................        27.7%              29.2%              29.8%              32.5%

Selling, general and administrative expenses.........        5,024              5,354              5,573              5,835

Restructuring charge (credit)........................           --                 --                 --              1,162

Operating income.....................................        1,099                932              1,407              1,553

Net income ..........................................        2,186              4,270              1,830                968

Earnings per common share - basic....................    $     .33         $      .65         $      .28          $     .15

Earnings per common share - diluted..................    $     .32         $      .63         $      .27          $     .15



                              HURCO COMPANIES, INC.

14.      SEGMENT INFORMATION

We operate in a single segment: industrial automation systems. We design and produce interactive computer numerical control (CNC) systems and software and computerized machine systems for sale through our own distribution network to the worldwide metal working market. We also provide software options, CNC upgrades, accessories and replacement parts for our products, as well as customer service and training support.

     Substantially all of our machine systems and CNC systems are manufactured to our specifications by contract manufacturing companies in Taiwan and Europe. Our executive offices and principal design, engineering, and manufacturing management operations are headquartered in Indianapolis, Indiana. We sell our products through over 240 independent agents and distributors in 45 countries throughout North America, Europe and Asia. We also have our own direct sales and service organizations in the United States, England, France, Germany, Italy and Singapore, which are considered to be among the world's principal computerized machine system consuming countries. During fiscal 1999, no customer accounted for more than 5% of our sales and service fees.

The following table sets forth the contribution of each of our product groups to our total sales and service fees during each of the past three fiscal years (in thousands):

                                                                                Year Ended October 31,

                                                                       1999              1998             1997
                                                                    -------           -------          -------
         Computerized Machine Systems........................       $63,793           $64,770          $61,679
         CNC Systems and Software*............................       10,623            14,727           19,296
         Service Parts........................................        9,574             9,424            9,612
         Services Fees........................................        4,248             4,501            5,142
                                                                    -------           -------          -------
         .                                                          $88,238           $93,422          $95,729
                                                                    =======           =======          =======

--------------
*Amounts shown do not include CNC systems sold as an integrated component of computerized machine systems.

Revenues by geographic area, based on customer location, for each of the past three fiscal years were (in thousands):
                                                                               Year Ended October 31,
                                                                     ----------------------------------------
                                                                       1999              1998             1997
                                                                    -------           -------          -------
         United States.........................................     $36,730           $42,486          $46,535
                                                                    -------           -------          -------

         Germany..............................................       25,388            24,949           20,320
         United Kingdom.......................................        9,567             9,454           13,280
         Other Europe.........................................       12,087            12,112           12,125
                                                                   --------           -------         --------
           Total Europe.......................................       47,042            46,515           45,725

         Asia and Other.......................................        4,466             4,421            3,469
                                                                   --------           -------         --------
           Total Foreign......................................       51,508            50,936           49,194
                                                                   --------            ------         --------
                                                                    $88,238           $93,422          $95,729
                                                                   ========           =======          =======

Long-lived assets by geographic area were (in thousands):
                                                                                                 October 31,
                                                                                               1999           1998
                                                                                         ----------     ----------
               United States........................................................     $   13,528     $   13,836
               Foreign Countries....................................................            686            528
                                                                                         ----------     ----------
         .                                                                               $ 14,214       $   14,364
                                                                                         ==========     ==========

15.  RESTRUCTURING CHARGE

In fiscal 1998, we recorded a reserve for anticipated costs associated with the restructuring of a subsidiary to convert its operations from manufacturing computer controls to sales and service of computerized machine systems. This restructuring program, which was completed during the first half of fiscal 1999, resulted in a special charge to operations of $1.2 million consisting of the following components:

         Excess building capacity                       $   500,000
         Discontinued capitalized software projects         300,714
         Fixed asset impairments                            170,245
         Equipment leases                                   101,187
         Severance costs                                     89,574
                                                        -----------
                                                         $1,161,720

Of the $1.2 million provision, $690,761 was charged to the restructuring reserve while the remainder was used for asset impairments. On April 30, 1999, the excess building space was subleased, effective June 15, 1999 through July 31, 2001. The reserve was adjusted to reflect the terms of the sublease resulting in a restructuring credit of approximately $103,000. At October 31, 1999, the restructuring reserve balance was approximately $400,000 and consisted of the following:

                                                    Balance        Charges to                         Balance
                  Description                       10/31/98         Accrual        Adjustment        10/31/99
                  -----------                       --------         -------        ----------        --------
Excess Building Capacity                            $500,000        $ 10,615          $103,486        $285,899
Equipment Leases                                     101,187          23,808                --          77,379
Severance Costs                                       89,574          89,574                --              --
                                                    --------        --------          --------        --------
                                                    $690,761        $223,997          $103,486        $363,278
                                                     =======         =======           =======         =======

16.  NEW ACCOUNTING PROUNCEMENT

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
---------------------

Not applicable.

                                    PART III

Item 10.  EXECUTIVE OFFICERS AND DIRECTORS OF THE REGISTRANT

The following information sets forth the name of each executive officer and director, his age, tenure as a director, principal occupation and business experience for the last five years:

Name                                       Age       Position(s) with the Company
Brian D. McLaughlin                        57        President, Chief Executive Officer and Director

Roger J. Wolf                              59        Senior Vice President, Secretary,
                                                     Treasurer and Chief Financial Officer

James D. Fabris                            48        Executive Vice President - Operations

Richard Blake                              41        Vice President of the Company and
                                                     President Hurco Machine Tool Products Division

David E. Platts                            47        Vice President, Research and Development

Stephen J. Alesia                          33        Corporate Controller

Hendrik J. Hartong, Jr.                    60        Director

Andrew L. Lewis IV                         43        Director

E. Keith Moore                             77        Director

Richard T. Niner                           60        Director

O. Curtis Noel                             64        Director

Charles E. Mitchell Rentschler             60        Director


Brian D. McLaughlin has been President and Chief Executive Officer of Hurco since December 1987. From 1982 to 1987, he was employed as President and General Manager of various divisions of Ransburg Corporation, an international manufacturer of factory automation equipment. Previously, he was employed in general management and marketing management positions with Eaton Corporation. Mr. McLaughlin has been a director since 1987.

Roger J. Wolf has been Senior Vice President, Secretary, Treasurer and Chief Financial Officer since January 1993. Prior to joining Hurco, Mr. Wolf was Executive Vice President of a privately owned investment and service business for over seven years. Previously, he served as Vice President, Corporate Controller, Vice President and Treasurer of Ransburg Corporation, an international manufacturer of factory automation equipment.

James D. Fabris was elected Executive Vice President - Operations in November 1997 and Vice President of Hurco in February 1995. Mr. Fabris was President of Hurco Machine Tool Products Division from November 1993 to December 1997 and previously served various operating capacities since being employed by Hurco in 1988.

Richard Blake was named President of Hurco Machine Tool Products Division in November 1997 and Vice President of Hurco in January 1996. Mr. Blake also served as Managing Director of Hurco Europe, Ltd., a subsidiary of Hurco, from December 1993 until October 1998. Mr. Blake previously served in several sales and marketing capacities since being employed by Hurco in 1989.

David E. Platts has been employed by Hurco since 1982, and was elected Vice President, Research and Development in 1989.

Stephen J. Alesia joined Hurco in June 1996 and was elected an executive officer in September 1996. Prior to joining Hurco, Mr. Alesia was employed for seven years by Arthur Andersen LLP, an international public accounting firm.

Hendrik J. Hartong, Jr. is a general partner of Brynwood Management III and Brynwood Management IV, L.P., the general partner of Brynwood Partners III and Brynwood Partners IV, L.P. Mr. Hartong is also a general partner of Brynwood Management II, L.P., the general partner of Brynwood Partners II, L.P., and until December 31, 1998, was a general partner of Brynwood Management, the general partner of Brynwood Partners Limited Partnership. Mr. Hartong has served as a director of Lincoln Snacks since June 1998. Mr. Hartong has also served as a director and Chairman of the Board of Air Express International Corporation since 1985. Mr. Hartong has been a director since 1986.

Andrew L. Lewis IV has served as Chief  Executive  Officer of KRR Partners,
L.P. since July 1993. Mr. Lewis was a consultant for USPCI of Pennsylvania, Inc. from 1991 to 1993. Mr. Lewis is also a director of Air Express International Corporation. Mr. Lewis has been a director since 1988.

E. Keith Moore has served as President of Hurco International, Inc., a subsidiary of the Hurco, from April 1988 until December 1999. Mr. Moore is also a director of Met-Coil Systems Corporation. Mr. Moore has been a director since 1990.

Richard T. Niner was elected Chairman of the Board of Directors on March 9, 1999. Mr. Niner is a general partner of Wind River Associates. Mr. Niner is also a general partner of Brynwood Management II, L.P., the general partner of Brynwood Partners II, L.P., and until December 31, 1998, was a general partner of Brynwood Management, the general partner of Brynwood Partners Limited
Partnership. Mr. Niner is also a director of Air Express International Corporation, Arrow International, Inc. and Case, Pomeroy & Company, Inc. Mr. Niner has been a director since 1986.

O. Curtis Noel has been an independent business consultant for more than ten years specializing in market and industry studies, competitive analysis and corporate development programs with clients in the U.S. and abroad. Mr. Noel has been a director since 1993.

Charles E. Mitchell Rentschler has served as President and Chief Executive Officer of The Hamilton Foundry & Machine Co. since 1985. Mr. Rentschler has been a director since 1986.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own more than 10% of our common stock, to file reports of ownership with the Securities and Exchange Commission and Nasdaq. Such persons are also required to furnish us with copies of all Section 16(a) forms they file.

Based solely on our review of the copies of such forms received or written representations from certain reporting persons that they were not required to file a Form 5 to report previously unreported ownership or changes in ownership, we believe that, during our fiscal year ending October 31, 1999, our officers, directors and greater than 10% beneficial owners complied with all filing requirements under Section 16(a).

Item 11.  EXECUTIVE COMPENSATION

Summary Compensation

The following table sets forth all compensation paid or accrued during each of the last three fiscal years to the Chief Executive Officer and each of the other four executive officers of Hurco (the Named Executive Officers) whose salary and bonus exceeded $100,000 during fiscal 1999.

                           Summary Compensation Table

                                                                                        Long-Term
                                                 Annual Compensation                   Compensation
                                    ------------------------------------------         ------------          All Other
Name and                 Fiscal     Salary         Bonus       Other Annual        Securities Underlying    Compensation
Principal Position         Year       ($)         ($)(1)      Compensation ($)           Options(2)            ($) (3)
------------------       ------     ------        ------      ----------------           ----------            -------
Brian D. McLaughlin        1999   $268,077          --                 --                   50,000              $52,206
President and CEO          1998    258,077       75,000                --                       --               52,206
                           1997    250,000      125,000                --                       --               51,726

Roger J. Wolf              1999   $165,946           --                                     25,000              $47,566
Sr. VP, Secretary          1998    160,039       50,000                --                       --               48,064
Treasurer and CFO          1997    156,000       60,000                --                       --               47,086

James D. Fabris            1999   $165,904           --                --                   35,000              $23,984
Executive Vice             1998    156,154       65,000                --                       --               24,054
President - Operations     1997    140,000       60,000                --                       --               23,504

Richard Blake              1999   $135,268           --                --                       --                   --
V.P. of Hurco and          1998    128,124       40,000                --                       --               $1,791
President Hurco Machine    1997    108,550       41,750                --                       --                4,633
Tool Products Division

David E. Platts            1999   $105,000           --                --                   10,000              $14,802
Vice President of          1998    104,038       10,000                --                       --               15,436
Research & Development     1997    100,000       45,000                --                       --               13,153
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


                        Defined Contribution Plan      Company paid Split-Dollar

Name                         Company Match              Life Insurance Premiums

Brian D. McLaughlin             $4,800                            $47,406
Roger J. Wolf                    4,800                             42,766
James D. Fabris                  4,800                             19,184
David E. Platts                  2,587                             12,215

Stock Options

The following table sets forth information related to options exercised during fiscal 1999 and options held at fiscal year-end by the Named Executive Officers. We do not have any outstanding SARs.

                  Option Grants During Fiscal 1999 Fiscal Year

                                                    % of Total                                 Potential Realizable
                                      Number of      Options                                 Value at Assumed Annual
                                      Securities    Granted to                                 Rates of Stock Price
                                      Underlying    Employees     Exercise                   Appreciation for Option
                                       Options      in Fiscal       Price      Expiration             Term1
Name                                   Granted2        Year        ($/SH)         Date           5%($)        10%($)
----                                   --------        ----        ------         ----           -----      -------
Brian D. McLaughlin                     50,000        16.4%        $5.813       12/15/08       182,788      463,221
Roger J. Wolf                           25,000         8.2%        $5.813       12/15/08                    231,611
James D. Fabris                         35,000        11.5%        $5.813       12/15/08       127,952      324,255
David E. Platts                         10,000         3.3%        $5.813       12/15/08        36,558       92,644

1 The potential realizable value illustrates value that might be realized upon the exercise of the options immediately prior to the expiration of their terms, assuming the specified compounded rates of appreciation of Hurco's common stock from the date of grant through the term of the options.

2 Options may be exercised in five annual installments commencing on the first anniversary of the date of grant.

                                 Aggregated Option Exercises in Fiscal 1999 and Year-End Option Values

                                                                                                  Value of

                                                                  Number of                      Unexercised
                             Shares                         Securities Underlying                In-the-Money
                            Acquired                        Unexercised Options                    Options
                              on            Value               at FY-End (#)                 at FY-End ($) (1)
                                                          ------------------------        ---------------------
                           Exercise       Realized         Exer-           Unexer-          Exer-      Unexer-
Name                         (#)            ($)          cisable           cisable        cisable      cisable
----                       ---------     ---------       -------           -------        -------      -------
Brian D. McLaughlin           --             --          125,000            50,000        $70,000           --
Roger J. Wolf                 --             --           50,000            25,000          7,000           --
James D. Fabris               --             --           36,000            39,000         33,250           --
Richard Blake                 --             --           17,000             4,000          7,875           --
David E. Platts               --             --           28,000            12,000         20,625           --

-----------------------------------------
(1) Value is calculated based on the closing market price of the common stock on October 31, 1999 ($ 3.50) less the option exercise price.

Compensation of Directors

During 1999, each director who is not a full-time employee of Hurco received a fee of $1,500 for each meeting of the Board of Directors attended and each such director also received $5,000 per quarter. Directors are also entitled to receive reimbursement for travel and other expenses incurred in attending such meetings. Mr. Niner received annual compensation of $72,000 for his services as Chairman of the Executive Committee of the Board of Directors.

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

Richard Blake entered into an employment contract on April 21, 1999 which extends through December 31, 2000. Mr. Blake's salary and bonus arrangements are set annually by the Board of Directors. Other compensation, such as stock option grants, is awarded periodically at the discretion of the Board of Directors. As part of the contract, Mr. Blake is entitled to continuation of base salary through December 31, 2000, if his employment is terminated without cause. Mr. Blake may voluntarily resign in which case Hurco has no further obligation.

Compensation Committee Interlocks and Insider Participation

During fiscal 1999, the members of the Compensation  Committee were Hendrik
J. Hartong, Jr., O. Curtis Noel and Charles E. Mitchell Rentschler. None of the Committee members is a current or former officer or employee of Hurco or any of its subsidiaries.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

               AND MANAGEMENT

The following table sets forth information as of January 15, 2000, regarding beneficial ownership of our common stock by each director and Named Executive Officer, by all directors and executive officers as a group, and by certain other beneficial owners of more than 5% of the common stock. Each such person has sole voting and investment power with respect to such securities, except as otherwise noted.

                                                                                     Shares Beneficially Owned

Name and Address                                                                Number                   Percent
                                               Other Beneficial Owners
Wellington Management Co.                                                     646,900 (1)                  10.9%
75 State Street
Boston, Massachusetts  02109

The Prudential Insurance Company of America                                    489,364                      8.2%
4 Gateway Center
Newark, New Jersey 07102

The TCW Group, Inc.                                                           324,800 (2)                   5.5%
865 South Figueroa Street
Los Angeles, California  90017

Brynwood Partners II L.P., et al                                              762,561 (3)                  12.0%
Two Soundview Avenue
Greenwich, Connecticut  06830

Dimensional Fund Advisors                                                      380,700                      6.4%
1299 Ocean Avenue
Santa Monica, CA  90401

FMR Corporation                                                                379,028 (4)                  6.4%
82 Devonshire Street
Boston, Massachusetts 02109
                                          Directors and Executive Officers

Hendrik J. Hartong, Jr.                                                        346,013 (3,5)                5.4%
Andrew L. Lewis IV                                                              34,000 (5)                  0.5%
Brian D. McLaughlin                                                            183,586 (6,7)                2.9%
E. Keith Moore                                                                  38,010 (8)                  0.6%
Richard T. Niner                                                               694,549 (3,5)               10.9%
O. Curtis Noel                                                                  25,000 (5)                  0.4%
Charles E. Mitchell Rentschler                                                  45,000 (5,9)                0.7%
Roger J. Wolf                                                                   68,492 (10)                 1.1%
James D. Fabris                                                                 43,500 (11)                 0.7%
Richard Blake                                                                   18,000 (12)                 0.3%
David E. Platts                                                                 31,700 (13)                 0.5%
Executive officers and directors                                             1,254,849 (14)                19.7%
as a group (12 persons)

(1) According to the most recent public filings, Wellington Management Co. has shared voting power for all shares.

(2) According to the most recent public filings, the TCW Group, Inc. has shared voting power for all shares.

(3) Represents shares owned by a group, consisting of Brynwood Partners II L.P. ("Brynwood II"), its general partner, Brynwood Management II, L.P. ("Brynwood Management II"), and the partners of Brynwood Management, Hendrik J. Hartong, Jr., and Richard T. Niner. Brynwood Management II has shared voting and dispositive power over 278,001 shares; Mr. Hartong has sole voting and dispositive power over 68,012 (including 25,000 shares subject to the exercise of non-qualified options) shares and shared voting and dispositive power over 278,001 shares; Mr. Niner has sole voting and dispositive power over 416,548 (including 25,000 shares subject to the exercise of non-qualified options) shares and shared voting and dispositive power over 278,001 shares. The shares in the table for Mr. Hartong and Mr. Niner include those shares over which they have voting and investment power.

(4) According to most recent public filings, FMR Corporation has no voting power for any of the shares.

(5) Includes 25,000 shares subject to the exercise of non-qualified options that are exercisable within 60 days.

(6) Includes 135,000 subject to options held by Mr. McLaughlin that are exercisable within 60 days.

(7) Includes 10,986 shares owned by Mr. McLaughlin's wife and children, as to which he may be deemed to have beneficial ownership.

(8) Includes 11,000 shares subject to options that are exercisable within 60 days.

(9) Includes 1,000 shares owned by Mr. Rentschler's wife, as to which he may be deemed to have beneficial ownership.

(10) Includes 55,000 shares subject to options that are exercisable within 60 days.

(11) Includes 43,000 shares subject to options that are exercisable within 60 days.

(12) Includes 17,000 shares subject to options that are exercisable within 60 days.

(13) Includes 30,000 shares subject to options that are exercisable within 60 days.

(14) Includes 421,000 shares subject to options that are exercisable within 60 days.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Hurco and Air Express International (AEI) are related parties because a common group of shareholders held a significant ownership interest in both companies during fiscal 1999. AEI provides freight forwarding and shipping services for us. The cost of these freight services are negotiated on an arms length basis and amounted to $4.3 million during fiscal 1999.

PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)  1.  Financial  Statements.  The following  consolidated  financial statements of Registrant  are included  herein under
         Item 8 of Part II:
         ---------------------

                                                                          Page
         Reports of Independent Accountants...............................20
         Consolidated Statements of Operations - years
           ended October 31, 1999, 1998 and 1997..........................21
         Consolidated Balance Sheets - as of October 31, 1999 and 1998....22
         Consolidated Statements of Cash Flows - years
           ended October 31, 1999, 1998 and 1997..........................23
         Consolidated Statements of Changes in Shareholders' Equity -
           years ended October 31, 1999, 1998 and 1997....................24
         Notes to Consolidated Financial Statements.......................25




     2.  Financial Statement Schedules.  The following financial statement schedule is included in this Item.
         -----------------------------
                                                                          Page

         Schedule II - Valuation and Qualifying

           Accounts and Reserves..........................................48


     All other financial statement schedules are omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the three months ended October 31, 1999.

(c)  Exhibits

     Exhibits are filed with this Form 10-K or incorporated herein by reference as listed on Pages 49 and 50.

            Schedule II - Valuation and Qualifying Accounts and Reserves

               for the years ended October 31, 1999, 1998 and 1997

                             (Dollars in thousands)

                                        Balance at         Charged to      Charged                               Balance
                                        Beginning           Costs and      to Other                               at End
Description                             of Period           Expenses       Accounts          Deductions         of Period
-----------                             ----------         -----------     --------          ----------         ---------
Allowance for doubtful accounts for the year ended:

   October 31, 1999                     $     769            $    231       $     --          $     313 3       $     687
                                         ========             =======        =======           ========          ========

   October 31, 1998                     $     757            $    280       $     --          $     268 2       $     769
                                         ========             =======        =======           ========          ========

   October 31, 1997                     $     785            $     73       $     --          $     101 1       $     757
                                         ========             ========       =======           ========          ========




Accrued warranty expenses for the year ended:

   October 31, 1999                     $   1,060            $    533       $     --          $     625         $     968
                                         ========             =======        =======           ========          ========

   October 31, 1998                     $   1,452            $    503       $     --          $     895         $   1,060
                                         ========             =======        =======           ========          ========

   October 31, 1997                     $   1,425            $  1,321       $     --          $   1,294         $   1,452
                                         ========             =======        =======           ========          ========




Accrued restructuring expenses for the year ended:

     October 31, 1999                   $     690            $  (103)       $    --           $     224         $     363
                                         ========             =======       ========           ========          ========

    October 31, 1998                    $    --              $  1,162       $   471           $      --         $     690
                                         ========             =======       ========           ========         =========

1 Receivable write-offs of $106,000, net of cash recoveries on accounts previously written off of $5,000. 2 Receivable write-offs of $280,000, net of cash recoveries on accounts previously written off of $12,000. 3 Receivable write-offs of $337,000, net of cash recoveries on account previously written off of $24,000.

EXHIBITS INDEX

Exhibits Filed.  The following exhibits are filed with this report:
--------------

10.1 The third amendment to the amended and restated credit agreement and amendment to reimbursement agreement between the Registrant and Bank One, Indiana National Association and Bank One, Michigan (formerly known as NBD Bank) dated August
              17, 1999.

10.2 Third amendment to European facility between the Registrant and The First National Bank of Chicago dated August 17, 1999.

10.3 Employment agreement between the Registrant and Richard Blake dated April 21, 1999.

10.4 Form of Director Non-Qualified Stock Option Agreement between the Registrant and Hendrick J. Hartong, Jr., Andrew L.
              Lewis IV, Richard T. Niner, O. Curtis Noel and Charles E. Mitchell Rentschler.

11            Statement re: computation of per share earnings

21            Subsidiaries of the Registrant

23            Consent of the Independent Public Accountants - Arthur Andersen
              LLP.

27            Financial Data Schedule (electronic filing only)


Exhibits Incorporated by Reference.
-----------------------------------
The following exhibits are incorporated into this report:

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

10.16 The first amendment to the amended and restated credit agreement and amendment to reimbursement agreement between the Registrant and NBD Bank N.A. dated September 29, 1998, incorporated by reference as Exhibit 10.1 to the Registrant's Annual Report on Form 10-K for the year ended October 31, 1998.

10.17 The second amendment to the amended and restated credit agreement and amendment to reimbursement agreement between the Registrant and NBD Bank N.A. dated December 19, 1998, incorporated by reference as Exhibit 10.1 to the Registrant's Quarterly Report of Form 10Q for the quarter ended January 31, 1999.

10.18 Sublease between Autocon Technologies, Inc. and Robert Bosch Corporation dated April 30, 1999, incorporated by reference as Exhibit 10.1 to the Registrant's Annual Report on Form 10-Q for the quarter ended April 30, 1999.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, this 27th day of January, 2000.

                                      HURCO COMPANIES, INC.


                                      By:_____________________
                                         Roger J. Wolf
                                         Senior Vice-President,
                                         Secretary, Treasurer and
                                         Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature and Title(s)                                    Date

______________________________                       January 27, 2000
Brian D. McLaughlin, Director,
President and Chief Executive Officer
of Hurco Companies, Inc.
(Principal Executive Officer)


_________________                                    January 27, 2000
-------------------------------------------
Roger J. Wolf
Senior Vice-President,
Secretary, Treasurer and
Chief Financial Officer
of Hurco Companies, Inc.

(Principal Financial Officer)


_____________________                                January 27, 2000
--------------------------------------
Stephen J. Alesia
Corporate Controller
of Hurco Companies, Inc.

(Principal Accounting Officer)

____________________________                         January 27, 2000
------------------------------
Hendrik J. Hartong, Jr., Director

______________________                               January 27, 2000
--------------------------------------
Andrew L. Lewis, IV, Director

__________________                                   January 27, 2000
------------------------------------------
E. Keith Moore, Director

____________________                                 January 27, 2000
-----------------------------------------
Richard T. Niner, Director

_________________                                    January 27, 2000
---------------------------------------------
O. Curtis Noel, Director

____________________________                         January 27, 2000
---------------------------------
Charles E. M. Rentschler, Director