Form 10-Q
period 2000-01-31
HURCO COMPANIES INC
filed 2000-03-15
CIK 315374

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

      Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended January 31, 2000 or Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to
      _________.

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

                                                                  Yes  X   No




The number of shares of the Registrant's common stock outstanding as of March 6, 2000 was 5,951,859.

                               HURCO COMPANIES, INC.
                     January 1999 Form 10-Q Quarterly Report

                                Table of Contents

                         Part I - Financial Information

                                                                                                      Page

Item 1.       Condensed Financial Statements

              Condensed Consolidated Statement of Operations -
                  Three months ended January 31, 2000 and 1999..........................                3

              Condensed Consolidated Balance Sheet -
                  As of January 31, 2000 and October 31, 1999...........................                4

              Condensed Consolidated Statement of Cash Flows -
                  Three months ended January 31, 2000 and 1999..........................                5

              Consolidated Statements of Changes in Shareholders' Equity

                  Three months ended January 31, 2000 and 1999..........................                6

              Notes to Condensed Consolidated Financial Statements......................                7


Item 2.       Management's Discussion and Analysis of Financial

              Condition and Results of Operations.......................................                9

Item 3.       Quantitative and Qualitative Disclosures About Market Risk................               11

                           Part II - Other Information

Item 1.       Legal Proceedings.........................................................               12

Item 5.       Other Matters.............................................................               12

Item 6.       Exhibits and Reports on Form 8-K..........................................               12


Signatures..............................................................................               13

                         PART I - FINANCIAL INFORMATION

Item 1.  CONDENSED FINANCIAL STATEMENTS



                               HURCO COMPANIES, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

                       (In thousands, except per share data)


                                                                                     Three Months Ended January 31,
                                                                                           2000               1999
--------------------------------------------------------------------------------------------------------------------
                                                                                                (Unaudited)
Sales and service fees.....................................................             $24,524              $21,147

Cost of sales and service..................................................              17,803               15,143

     Gross profit..........................................................               6,721                6,004


Selling, general and administrative expenses...............................               5,820                5,335

     Operating income......................................................                 901                  669

Interest expense...........................................................                 292                  300

Other income (expense), net................................................                  17                   45
     Income before income taxes............................................                 626                  414
Provision for income taxes.................................................                 167                  239

Net income.................................................................              $  459                 $175

Earnings per common share
     Basic.................................................................                $.08                 $.03
     Diluted...............................................................                $.08                 $.03
Weighted average common shares outstanding
     Basic.................................................................               5,952                6,074
     Diluted...............................................................               6,008                6,172


The accompanying notes are an integral part of the condensed consolidated financial statements.

                               HURCO COMPANIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET

                             (Dollars in thousands)

                                                                                   January 31,       October 31,
                                                                                         2000              1999
ASSETS                                                                             (Unaudited)         (Audited)
Current assets:
     Cash and cash equivalents...........................................          $    4,172          $   3,495
     Accounts receivable.................................................              15,251             17,154
     Inventories.........................................................              27,377             30,767
     Other...............................................................               1,567              1,440
         Total current assets............................................              48,367             52,856

Property and equipment:
     Land    ............................................................                 761                761
     Building............................................................               7,168              7,168
     Machinery and equipment.............................................              11,247             11,182
     Leasehold improvements..............................................               1,002              1,005
         Less accumulated depreciation and amortization..................             (11,346)           (11,165)
                                                                                        8,832              8,951

Software development costs, less amortization............................               3,778              3,951
Other assets ............................................................               3,946              3,874
                                                                                    $  64,923           $ 69,632
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable....................................................           $   9,897           $ 10,891
     Accrued expenses....................................................               7,237              6,903
     Current portion of long-term debt..................................                1,786              1,786
         Total current liabilities.......................................              18,920             19,580

Non-current liabilities:
     Long-term debt......................................................               8,500             12,386
     Deferred credits and other obligations..............................               1,406              1,518
            Total non-current liabilities................................               9,906             13,904

Shareholders' equity:
     Preferred stock:  no par value per share; 1,000,000
       shares authorized; no shares issued...............................                  --                 --
     Common stock: no par value; $.10 stated value per
         share; 12,500,000 shares authorized; 5,951,859
         and 5,951,859 shares issued and outstanding, respectively ......                 595                595
     Additional paid-in capital..........................................              46,340             46,340
     Accumulated deficit.................................................              (4,889)            (5,348)
     Foreign currency translation adjustment.............................              (5,949)            (5,439)
         Total shareholders' equity......................................              36,097             36,148
                                                                                     $ 64,923           $ 69,632

The accompanying notes are an integral part of the condensed consolidated financial statements.


                                HURCO COMPANIES, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                             (Dollars in thousands)

                                                                                      Three Months Ended January 31,
                                                                                           2000                 1999
                                                                                                 (Unaudited)
Cash flows from operating activities:
     Net income..................................................................       $   459              $   175
     Adjustments to reconcile net income to net
     cash provided by (used for) operating activities:
       Depreciation and amortization.............................................           534                  534
       Change in assets and liabilities:
         (Increase) decrease in accounts receivable..............................         1,668                2,969
         (Increase) decrease in inventories......................................         2,873               (2,007)
         Increase (decrease) in accounts payable.................................          (980)              (4,071)
         Increase (decrease) in accrued expenses.................................           375               (1,046)
         Other...................................................................            93                  436
         Net cash provided by (used for) operating activities....................         5,022               (3,010)

Cash flows from investing activities:

     Proceeds from sale of equipment.............................................            28                   17
     Purchases of property and equipment.........................................          (208)                (250)
     Software development costs..................................................          (176)                (226)
     Other.......................................................................            --                 (162)
         Net cash provided by (used for) investing activities....................          (356)                (621)

Cash flows from financing activities:

     Advances on bank credit facilities..........................................         6,450               15,451
     Repayment on bank credit facilities.........................................        (8,550)              (8,300)
     Repayments of term debt.....................................................        (1,786)              (1,786)
     Purchase of common stock....................................................            --               (2,379)
     Proceeds from exercise of common stock options..............................            --                    2
         Net cash provided by (used for) financing activities....................        (3,886)               2,988

Effect of exchange rate changes on cash..........................................          (105)                 (19)
         Net increase (decrease) in cash.........................................           675                 (662)

Cash and cash equivalents at beginning of period.................................         3,497                3,276

Cash and cash equivalents at end of period.......................................    $    4,172           $    2,614


The accompanying notes are an integral part of the condensed consolidated financial statements.

                            HURCO COMPANIES, INC.
         CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
           For the Three  Months Ended January 31, 2000 and 1999

                                                                                                Accumulated
                                                                                                   Other
                                                                                               Comprehensive
                                            Common Stock                                          Income:
                                      -------------------------                                   Foreign
                                         Shares                  Additional                      Currency
                                        Issued &                  Paid-In      Accumulated      Translation
                                       Outstanding   Amount       Capital        Deficit        Adjustment        Total
                                                                    (Dollars in thousands)
     Balances, October  31, 1998        6,340,111       $634       $48,662        $(7,150)         $(4,406)      $37,740

Net income.......................              --         --            --            175               --           175
Translation of foreign currency
  financial statements...........              --         --            --             --               --          (390)
Comprehensive income (loss)......                                                                                   (215)
Exercise of Common Stock Options.           1,000          --            2             --               --             2
Purchase of Common Stock.........        (395,752)       (39)       (2,340)            --               --        (2,379)


     Balances, January 31, 1999         5,945,359       $595       $46,324      $  (6,975)         $(4,796)      $35,148


     Balances, October 31, 1999         5,951,859       $595       $46,340       $ (5,348)         $(5,439)      $36,148

Net income.......................              --         --            --            459               --           459
Translation of foreign currency
Comprehensive income (loss)......                                                                                    (51)
Exercise of Common Stock Options.              --         --            --             --               --            --

     Balances, January  31, 2000        5,951,859       $595       $46,340        $(4,889)         $(5,949)      $36,097


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

The condensed financial information as of January 31, 2000 and 1999 is unaudited but includes all adjustments which we consider necessary for a fair presentation of our financial position at those dates and our results of operations and cash flows for the three months then ended. We suggest you read these condensed financial statements in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended October 31, 1999.

2.   HEDGING

We hedge our exposure to fluctuations in foreign currency exchange rates by using foreign currency forward exchange contracts. The U.S. dollar equivalent notional amount of outstanding foreign currency forward exchange contracts was approximately $3.7 million as of January 31, 2000 ($2.2 million related to firm intercompany sales commitments) and $4.5 million as of October 31, 1999 ($2.1 million related to firm intercompany sales commitments). Deferred losses related to hedges of future sales transactions were approximately $100,000 and $48,000 as of January 31, 2000 and October 31, 1999, respectively. Contracts outstanding at January 31, 2000 mature at various times through February 2000.

3.   EARNINGS PER SHARE

Basic and diluted earnings per common share are based on the weighted average number of our shares of common stock outstanding. Diluted earnings per common share give effect to outstanding stock options using the treasury method. Common stock equivalents totaled approximately 56,000 shares as of January 31, 2000.

4.   ACCOUNTS RECEIVABLE

The allowance for doubtful accounts was $702,000 as of January 31, 2000 and $687,000 as of October 31, 1999.

5.   INVENTORIES

Inventories, reflected at the lower of cost (first-in, first-out method) or market are summarized below (in thousands):

                                                                January 31, 2000          October 31, 1999
           Purchased parts and sub-assemblies                    $    9,352                 $   9,104
           Work-in-process                                              952                     1,070
           Finished goods                                            17,073                    20,593
                                                                 $   27,377                 $  30,767

6.   TAX CONTINGENCY

A German tax examiner has contested the transfer of net operating losses between two of our German subsidiaries that merged in fiscal 1996. The contingent tax liability resulting from this issue is approximately $1.4 million. We have protested this matter and have not yet received a ruling from the German tax authorities on the tax examiner's finding and our protest. In the event an unfavorable ruling is received from the German tax authorities, we will consider whether to appeal to the German Federal Tax Court. No provision for the contingency has been recorded.

7.   SEGMENT INFORMATION

We operate in a single segment: industrial automation systems. We design and produce interactive computer control systems and software and computerized machine systems for sale through our own distribution network to the worldwide metal working market. We also provide software options, computer control upgrades, accessories and replacement parts for our products, as well as customer service and training support.

Substantially all of our machine systems and computer control systems are manufactured to our specifications by contract manufacturing companies in Taiwan and Europe. Our executive offices and principal design, engineering and manufacturing management operations are headquartered in Indianapolis, Indiana. We sell our products through over 240 independent agents and distributors in 45 countries throughout North America, Europe and Asia. We also have our own direct sales and service organizations in the United States, England, France, Germany, Italy and Singapore, which are considered to be among the world's principal computerized machine system consuming countries.

8.   RESTRUCTURING CHARGE


In fiscal 1998, we recorded a reserve for anticipated costs associated with the restructuring of a subsidiary to convert its operations from manufacturing computer controls to sales and service of computerized machine systems. At January 31, 2000, the restructuring reserve balance was $357,326 and consisted of the following:

                                                    Balance      Charges to                           Balance
Description                                         10/31/99         Accrual        Adjustment        1/31/00
Excess Building Capacity                            $285,899              --                --        $285,899
Equipment Leases                                      77,379           5,952                --          71,427
                                                    $363,278      $    5,952          $     --        $357,326

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

RESULTS OF OPERATIONS

Sales and service fees for the first quarter of fiscal 2000 were $24.5 million, approximately 16% higher than those recorded in the corresponding 1999 period, in spite of the unfavorable effects of a stronger U.S. dollar when translating sales made in foreign currencies. At constant exchange rates, net sales for the quarter would have been $25.9 million, an increase of approximately $4.8 million, or 23%. The increase was attributable primarily to shipments of computerized machine systems, which benefited from improved order rates in the U.S. and Southeast Asia and improved availability of new products for shipment in Europe. Computerized machine system shipments in the U.S., which included a higher percentage of larger model machines in the total sales mix, increased approximately $1.9 million, or 43%. Shipments in Southeast Asia increased approximately $900,000 or 360%, reflecting improved market conditions. In Europe, computerized machine system shipments increased approximately $1.7 million, or 16%, when measured at constant exchange rates, due to improved availability of our new models for shipment and a corresponding reduction in backlog.

New order bookings for the first quarter of fiscal 2000 were $23.2 million, compared to $24.8 million for the corresponding 1999 period, a decrease of 6.5%. When measured at constant exchange rates, however, new orders were only slightly below the fiscal 1999 level. Orders for computerized machine systems in the U.S. increased approximately $1.1 million, or 21%. In Southeast Asia, orders for these products increased $1.4 million, almost seven times the amount booked in the first quarter of fiscal 1999. Orders for computerized machine systems in Europe decreased $2.8 million in constant dollars, primarily in Germany and France where demand had been unusually strong a year ago following our introduction of new products. Backlog was $6.8 million at January 31, 2000, compared to $8.5 million at October 31, 1999.

Gross profit as a percentage of sales was 27.4%  compared to 28.4% for the first
quarter  of  fiscal  1999,  due  primarily  to  unfavorable   foreign   currency
translation  effects.

Operating expenses in the first quarter of fiscal 2000 increased $485,000, or 9.1%. The latest fiscal quarter included planned expenditures for the establishment of direct sales operations in Italy and certain parts of the United States.

Foreign Currency Risk Management
We seek to manage our foreign currency exposure through the use of foreign currency forward exchange contracts. We do not speculate in the financial markets and, therefore, do not enter into these contracts for trading purposes. We also endeavor to moderate our currency risk related to significant purchase commitments with certain foreign vendors through price adjustment agreements that provide for a sharing of, or otherwise limit, the potential adverse effect of currency fluctuations on the costs of purchased products. The results of these programs achieved our objectives for the first quarter of fiscal 2000. See Note 2 to the Condensed Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

At January 31, 2000, we had cash and cash equivalents of $4.2 million compared to $3.5 million at October 31, 1999. Cash provided by operations totaled $5.0 million in the first quarter of fiscal 2000, compared to $3.0 million used for operations in the same period of fiscal 1999. The cash flow provided by operations resulted in a $3.9 million reduction in long-term debt during the first quarter of fiscal 2000.

Net working capital was $29.4 million at January 31, 2000, compared to $33.3 million at October 31, 1999. The decline is attributable to a decrease in inventory of $2.9 million and a decrease in accounts receivable of $1.7 million offset by a $1.0 million decrease in accounts payable.

The decrease in inventories, which relates primarily to a reduction in finished products available for shipment, is attributable to a planned decrease in production by our contract manufacturers, combined with our increased shipments in the first quarter of fiscal 2000.

The decrease in accounts receivable is attributable to the timing of shipments in the fourth quarter of fiscal 1999 combined with a reduction in the average age of our receivables from 55 days at October 31, 1999 to 53 days at January 31, 2000.

Capital investments in the first quarter consisted principally of expenditures for software development projects and purchases of equipment. Cash used for investing activities during the quarter was derived from operations.

The Company was in compliance with all loan covenants at January 31, 2000. We believe that anticipated cash flow from operations and available borrowings under credit facilities will be sufficient to meet our anticipated cash requirements in the foreseeable future.

Item 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


Interest Rate Risk

Interest on our bank borrowings is affected by changes in prevailing U.S. and European interest rates and/or Libor. The interest rates on the Libor portion of our bank credit facilities are based upon a ratio of total indebtedness to cash flow for the preceding twelve month period and are payable at Libor plus an amount ranging from 1.0% to 2.0% based upon a prescribed formula. At January 31, 2000, outstanding borrowings under our bank credit facilities were $8.5 million and our total indebtedness was $10.3 million. The interest rate on the Libor portion of our bank debt was Libor plus 1.5%.

Foreign Currency Exchange Risk

A significant portion of our products is sourced from foreign suppliers or built to our specifications by contract manufacturers overseas. Our arrangements with those suppliers typically include foreign currency risk sharing agreements, which reduce the effects of currency fluctuations on product cost. The predominant portion of our exchange rate risk associated with product purchases relates to the New Taiwan Dollar.

During the first quarter of fiscal 2000, approximately 58.0% of our sales and service fees, including export sales, were derived from foreign markets. All of our computerized machine systems and computer numerical control systems, as well as certain proprietary service parts, are sourced by our U.S.-based engineering and manufacturing division and re-invoiced to our foreign sales and service subsidiaries, primarily in their functional currencies. We enter into forward foreign exchange contracts from time to time to hedge the cash flow risk related to inter-company sales and inter-company accounts receivable in foreign currencies. We do not speculate in the financial markets and, therefore, do not enter into these contracts for trading purposes.

Forward contracts for the sale of foreign currencies as of January 31, 2000 were as follows:

                                               Weighted
                        Notional Amount          Avg.                Notional
Forward Contracts         in Foreign            Forward             Amount in   Market Value
                            Currency              Rate                U.S. $          in US$      Maturity Dates

    Sterling                1,760,000             1.6063            2,827,088      2,843,280      February 2000

    Euro                      876,000              .9885              865,926        850,158      February 2000


                           PART II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

There have been no material developments in the IMS infringement litigation except as described in our Annual Report on Form 10-K for the year ended October 31, 1999.

We are involved in various other claims and lawsuits arising in the ordinary course of business, none of which, in the opinion of management, is expected to have a material adverse effect on our consolidated financial position or results of operations.

Item 5.  OTHER MATTERS

On March 14, 2000, the Board of Directors approved Amended and Restated By-laws, a copy of which is included as Exhibit 3.2 to this report. The only substantive changes in the By-laws were to delete a provision which had made two provisions of the Indiana Business Corporation Law inapplicable to the Company and to increase the number of shares which may call a special meeting of shareholders from 25% to a majority. The two provisions, Ind. Code Sections 23-1-42 (the "Control Share" chapter) and 23-1-43 (the "Business Combination" chapter),
provide   protections  to  Indiana corporations  against certain  unsolicited takeover offers. As a result of the Board's action, these statutory takeover protections will now apply to the Company.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

3.2          Amended and Restated By-Laws of the Registrant dated March 14, 2000

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

March 15, 2000