Form 10-Q
period 2000-04-30
HURCO COMPANIES INC
filed 2000-06-14
CIK 315374

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

      Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended April 30, 2000 or Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to
      _________.

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

                                                                Yes  X   No




The number of shares of the Registrant's common stock outstanding as of June 4, 2000 was 5,951,859.

                               HURCO COMPANIES, INC.
                      April 2000 Form 10-Q Quarterly Report

                                Table of Contents

                         Part I - Financial Information

                                                                                       Page
Item 1.       Condensed Financial Statements

              Condensed Consolidated Statement of Operations -
                  Three months and six months ended April 30, 2000 and 1999.............        3

              Condensed Consolidated Balance Sheet -
                  As of April 30, 2000 and October 31, 1999.............................        4

              Condensed Consolidated Statement of Cash Flows -
                  Three months and six months ended April 30, 2000 and 1999.............        5

              Condensed Consolidated Statement of Changes in Shareholders' Equity -
                  Six months ended April 30, 2000 and 1999..............................        6

              Notes to Condensed Consolidated Financial Statements......................        7


Item 2.       Management's Discussion and Analysis of Financial

              Condition and Results of Operations.......................................        10

Item 3.       Quantitative and Qualitative Disclosures About Market Risk................        13


                           Part II - Other Information

Item 1.       Legal Proceedings.........................................................        14

Item 6.       Exhibits and Reports on Form 8-K..........................................        14


Signatures..............................................................................        15


                         PART I - FINANCIAL INFORMATION

Item 1.  CONDENSED FINANCIAL STATEMENTS

                               HURCO COMPANIES, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

                    (In thousands, except per share data)

                                                         Three Months Ended                    Six Months Ended
                                                          April 30,                             April 30,
                                                      2000             1999                2000             1999
                                                          (unaudited)                           (unaudited)
Sales and service fees......................      $   24,197      $   21,532          $   48,722        $   42,679

Cost of sales and service...................          17,465          15,674              35,270            30,817

     Gross profit...........................           6,732           5,858              13,452            11,862


Selling, general and

administrative expenses.....................           5,623           5,352              11,443            10,686

Restructuring credit........................              --            (103)                 --              (103)

     Operating income ......................           1,109             609               2,009             1,279


Interest expense............................             228             340                 520               640

Other expense (income), net.................             231             (18)                213               (62)
     Income before taxes....................             650             287               1,276               701

Income tax expense (benefit)................              48            (267)                215               (28)

Net income..................................       $     602      $      554           $   1,061         $     729

Earnings per common share
     Basic..................................       $     .10      $      .09           $     .18         $     .12
     Diluted................................       $     .10      $      .09           $     .18         $     .12


Weighted average common
shares outstanding

     Basic..................................           5,952           5,945               5,952             6,011
     Diluted................................           6,024           6,031               6,015             6,100

The accompanying notes are an integral part of the condensed consolidated financial statements.

                              HURCO COMPANIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET

                             (Dollars in thousands)

                                                                                     April 30,       October 31,
                                                                                         2000              1999
                                                                                   (unaudited)         (audited)
ASSETS
Current assets:
     Cash and cash equivalents...........................................          $    2,980          $   3,495
     Accounts receivable.................................................              17,352             17,154
     Inventories.........................................................              25,254             30,767
     Other...............................................................               1,219              1,440
         Total current assets............................................              46,805             52,856

Property and equipment:
     Land    ............................................................                 761                761
     Building............................................................               7,168              7,168
     Machinery and equipment.............................................              11,396             11,182
     Leasehold improvements..............................................                 982              1,005
         Less accumulated depreciation and amortization..................             (11,474)           (11,165)
                                                                                        8,833              8,951

Software development costs, less amortization............................               3,658              3,951
Other assets ............................................................               4,137              3,874
                                                                                   $   63,433          $  69,632

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable....................................................          $   10,729          $  10,891
     Accrued expenses....................................................               6,030              6,903
     Current portion of long-term debt..................................                1,786              1,786
         Total current liabilities.......................................              18,545             19,580

Non-current liabilities:
     Long-term debt......................................................               7,500             12,386
     Deferred credits and other obligations..............................               1,342              1,518
            Total non-current liabilities.......................................        8,842             13,904

Shareholders' equity:
     Preferred stock:  no par value per share; 1,000,000
       shares authorized; no shares issued...............................                  --                 --
     Common stock: no par value; $.10 stated value per
         share; 12,500,000 shares authorized; 5,951,859
         and 5,951,859 shares issued and outstanding, respectively ......                 595                595
     Additional paid-in capital..........................................              46,340             46,340
     Accumulated deficit.................................................              (4,287)            (5,348)
     Foreign currency translation adjustment.............................              (6,602)            (5,439)
         Total shareholders' equity......................................              36,046             36,148
                                                                                   $   63,433          $  69,632

The accompanying notes are an integral part of the condensed consolidated financial statements.

                               HURCO COMPANIES, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                             (Dollars in thousands)

                                                                      Three Months Ended           Six Months Ended
                                                                         April 30,                     April 30,
                                                                   2000           1999           2000           1999
                                                                        (unaudited)                   (unaudited)
Cash flows from operating activities:

   Net income ................................................  $      602   $      554      $    1,061    $      729
   Adjustments to reconcile net income to net
   cash provided by (used for) operating activities:
     Depreciation and amortization............................         729          449           1,263           983
     Change in assets and liabilities:
     (Increase) decrease in accounts receivable...............      (2,626)        (638)           (958)        2,657
     (Increase) decrease in inventories.......................       1,624          306           4,497        (1,701)
     Increase (decrease) in accounts payable..................         893       (2,731)            (87)       (6,802)
     Increase (decrease) in accrued expenses..................      (1,074)        (198)           (699)       (1,244)
     Other....................................................         493          52              586           162
       Net cash provided by (used for)
       operating activities...................................         641       (2,206)          5,663        (5,216)

Cash flows from investing activities:

   Proceeds from sale of equipment............................         (17)          55              11            72
   Purchase of property and equipment.........................        (345)        (394)           (553)         (644)
   Software development costs.................................        (303)        (306)           (479)         (532)
   Other investments..........................................         (35)         (49)            (35)         (211)
     Net cash provided by (used for)
     investing activities.....................................        (700)        (694)         (1,056)       (1,315)

Cash flows from financing activities:

   Advances on bank credit facilities.........................       6,650       25,599          13,100        41,050
   Repayment on bank credit facilities .......................      (7,650)     (21,469)        (16,200)      (29,769)
   Repayment of term debt ....................................          --           --          (1,786)       (1,786)
   Proceeds from exercise of common stock options.............          --           --              --             2
   Purchase of common stock...................................          --           --              --        (2,379)
     Net cash provided by (used for)
     financing activities.....................................      (1,000)       4,130          (4,886)        7,118

Effect of exchange rate changes on cash.......................        (133)        (150)           (236)         (169)

     Net increase (decrease) in cash and
     temporary investments....................................      (1,192)       1,080            (515)          418

Cash and temporary investments
     at beginning of period...................................       4,172        2,614           3,495         3,276

Cash and temporary investments
     at end of period.........................................   $   2,980    $   3,694        $  2,980     $   3,694

The accompanying notes are an integral part of the condensed consolidated financial statements.

                                HURCO COMPANIES, INC.
                   CONSOLIDATED    STATEMENTS   OF   CHANGES   IN
                     SHAREHOLDERS'  EQUITY  For the Six Months
                           Ended April 30, 2000 and 1999

                                                                                                Accumulated
                                                                                                   Other
                                                                                               Comprehensive
                                            Common Stock                                          Income:
                                      -------------------------                                   Foreign
                                         Shares                  Additional                      Currency
                                        Issued &                  Paid-In      Accumulated      Translation
                                       Outstanding   Amount       Capital        Deficit        Adjustment        Total
                                                                    (Dollars in thousands)
     Balances, October  31, 1998        6,340,111       $634       $48,662      $(7,150)           $(4,406)      $37,740
                    (unaudited)
Net income.......................              --         --            --          729                 --           729
Translation of foreign currency
Comprehensive income (loss)......                                                                                   (375)
Exercise of Common Stock Options.           1,000         --             2           --                 --             2
Purchase of Common Stock.........        (395,752)       (39)       (2,340)          --                 --        (2,379)


     Balances, April 30, 1999           5,945,359       $595       $46,324      $(6,421)           $(5,510)      $34,988


     Balances, October 31, 1999         5,951,859       $595       $46,340      $(5,348)           $(5,439)      $36,148
                    (unaudited)
Net income.......................              --         --            --        1,061                 --         1,061
Translation of foreign currency
Comprehensive income (loss)......                                                                                   (102)
Exercise of Common Stock Options.              --         --            --           --                 --            --

     Balances, April 30, 2000           5,951,859       $595       $46,340      $(4,287)           $(6,602)      $36,046


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

The condensed financial information as of April 30, 2000 and 1999 is unaudited but includes all adjustments which we consider necessary for a fair presentation of our financial position at those dates and our results of operations and cash flows for the six months then ended. We suggest you read these condensed financial statements in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended October 31, 1999.

2.   HEDGING

We hedge our exposure to fluctuations in foreign currency exchange rates from time to time by using foreign currency forward exchange contracts. The U.S. dollar equivalent notional amount of outstanding foreign currency forward exchange contracts was approximately $6.9 million as of April 30, 2000 ($3.9 million related to firm intercompany sales commitments) and $4.5 million as of October 31, 1999 ($2.1 million related to firm intercompany sales commitments). Deferred losses related to hedges of future sales transactions were approximately $7,000 and $48,000 as of April 30, 2000 and October 31, 1999, respectively. Contracts outstanding at April 30, 2000 mature at various times through August 2000.

3.   EARNINGS PER SHARE

Basic and diluted earnings per common share are based on the weighted average number of shares of common stock outstanding. Diluted earnings per common share give effect to outstanding stock options using the treasury stock method. Common stock equivalents totaled approximately 72,000 shares as of April 30, 2000.

4.   ACCOUNTS RECEIVABLE

The allowance for doubtful accounts was $618,000 as of April 30, 2000 and $687,000 as of October 31, 1999.

5.   INVENTORIES

Inventories, reflected at the lower of cost (first-in, first-out method) or market are summarized below (in thousands):

                                          April 30, 2000       October 31, 1999
     Purchased parts and sub-assemblies       $10,282               $ 9,104
     Work-in-process                              506                 1,070
     Finished goods                            14,466                20,593
                                              $25,254               $30,767

6.   TAX CONTINGENCY

A German tax examiner has contested the transfer of net operating losses between two of our German subsidiaries that merged in fiscal 1996. The contingent tax liability resulting from this issue is approximately $1.4 million. We have protested this matter and have not yet received a ruling from the German tax authorities on the tax examiner's findings and our protest. In the event an unfavorable ruling is received from the German tax authorities, we will consider whether to appeal to the German Federal Tax Court. No provision for the contingency has been recorded.

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

8.   RESTRUCTURING CHARGE

In fiscal 1998, we recorded a reserve for anticipated costs associated with the restructuring of a subsidiary to convert its operations from manufacturing computer controls to sales and service of computerized machine systems. At April 30, 2000, the restructuring reserve balance was $351,374 and consisted of the following:

                                                 Balance        Charges to                        Balance
Description                                      10/31/99          Accrual        Adjustment      4/30/00
Excess Building Capacity                         $285,899              --                --        $285,899
Equipment Leases                                   77,379          11,904                --          65,475
                                                 $363,278         $11,904            $   --        $351,374


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto appearing elsewhere herein. Certain statements made in this report may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements of the machine tool industry to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, (i) changes in general economic and business conditions that affect demand for computerized machine systems, computer numeric control (CNC) systems and software products,
(ii) changes in manufacturing markets, (iii) innovations by competitors, (iv) quality and delivery performance by our contract manufacturers and (v) governmental actions and initiatives including import and export restrictions and tariffs.

RESULTS OF OPERATIONS

Three Months Ended April 30, 2000 Compared to Three Months Ended April 30, 1999

Net income for the second quarter ended April 30, 2000 was $602,000, or $.10 per share on a diluted basis, which compares to $554,000, or $.09 per share, reported for the corresponding period a year ago. When comparing the results for the two periods, it should be noted that net income for the 2000 period was unfavorably impacted by approximately $600,000 due to the financial effects of changes in foreign currencies, primarily the stronger U.S. dollar in relation to those linked to the Euro. In addition, results for the second quarter of 1999 were favorably impacted by a $103,000 adjustment to a restructuring reserve and a $377,000 tax asset recorded by a foreign subsidiary, due to a change in tax status, which resulted in a net tax benefit of $267,000, rather than tax expense.

Sales and service fees for the second quarter were $24.2 million, approximately $2.7 million, or 12%, higher than those recorded in the 1999 period, not withstanding the unfavorable currency translation effects of the strengthened dollar when translating sales made in foreign currencies. At exchange rates comparable to those prevailing in the second quarter of fiscal 1999, sales and service fees for the 2000 period would have been $25.3 million, an increase of approximately $3.8 million, or 18%, over the 1999 period. The increase was due almost entirely to increased shipments of computerized machine systems, reflecting stronger order rates on a global basis. Machine system sales increased $3.5 million, or 23%, when measured at exchange rates comparable to those in the 1999 period. International sales, net of currency effects, represented approximately 51% of net sales and service fees, compared to approximately 49% in the 1999 period.

New order bookings during the second quarter of fiscal 2000 were $26.0 million compared to $20.0 million for the corresponding 1999 period, an increase of 30%. When measured at exchange rates comparable to those in the 1999 period, however, new orders in the latest period were approximately 36% higher than in the 1999 period. Orders for computerized machine systems increased 52% in units and 47% in constant dollars, while orders for stand-alone computer controls approximated the prior year level. Orders for computerized machine systems in the U.S. increased approximately $2.8 million, or 57%, and in Southeast Asia increased $1.0 million, over 300% of the fiscal 1999 level. In Europe, machine system orders increased $2.6 million, or 29%, measured in constant dollars, primarily in Germany and the United Kingdom.

Selling, general and administrative expenses, which include research and development expenses, increased by $271,000, or 5%, over those recorded in the 1999 period, due primarily to the incremental expense associated with direct sales forces in Italy and certain territories in the U.S., which was partially offset by the effects of the strengthened U.S. dollar when translating expenses incurred in foreign currencies.

Interest expense decreased by $112,000, or 33%, from the amount recorded in the corresponding period of 1999, due primarily to a $6.6 million reduction in average debt outstanding for the three months ended April 30, 2000 compared to the prior year period, as a result of enhanced cash flow from operations. The effect on interest expense of increased interest rates was not significant.

Other expense (net) increased to $231,000 compared to other income of $18,000 reported for the corresponding period of fiscal 1999, due primarily to realized and unrealized currency losses associated with accounts receivable denominated in foreign currencies, primarily those linked to the Euro, which for the most part, were not covered by forward hedge contracts during the 2000 period.

Six Months Ended April 30, 2000 Compared to Six Months Ended April 30, 1999

Net income for the six months ended April 30, 2000 was $1.1 million, or $.18 per share on a diluted basis, which compares to $729,000, or $.12 per share, reported for the corresponding period a year ago. The comparability of 2000 results to those for the first half of 1999 was subject to the same factors as those noted in the discussion of quarterly results.

Sales and service fees for the first half of fiscal 2000 were $48.7 million, approximately $6.0 million, or 14%, higher than those recorded in the 1999 period, in spite of the unfavorable effects of a substantially stronger dollar when translating sales made in foreign currencies. At comparable exchange rates, net sales for the first half of 2000 would have been $51.2 million, an increase of approximately $8.6 million, or 20%, over the corresponding 1999 period. The increase was due almost entirely to increased shipments of computerized machine systems, reflecting stronger order rates on a global basis. Machine system sales increased $8.1 million, or 26%, when measured at exchange rates comparable to those in the 1999 period.

New order bookings during the first half of 2000 were $49.1 million compared to $44.7 million for the corresponding 1999 period, an increase of 10%. When measured at exchange rates comparable to those in the 1999 period, however, new orders in the 2000 first half were approximately 15% higher than in the first half of 1999. Orders for computerized machine systems increased 26% in units and 20% in constant dollars, while orders for stand-alone computer controls declined by 16% in constant dollars. Orders for computerized machine systems in the U.S. increased approximately $3.9 million, or 39%, and in Southeast Asia increased $2.4 million, over 400% above the fiscal 1999 level.

Selling, general and administrative expenses, which include research and development expenses, increased by $757,000, or 7%, due primarily to additional direct sales forces in Italy and certain territories in the U.S., which was partially offset by the effects of weaker foreign currencies when translating expenses incurred in foreign currencies.

Interest expense decreased by $120,000, or 19%, from the amount recorded in the corresponding period of 1999, due primarily to a $3.0 million reduction in average debt outstanding for the six months ended April 30, 2000 compared to the prior year period, as a result of enhanced cash flow from operations. The effect on interest expense of increased interest rates was not significant.

Other expense (net) increased to $213,000 compared to other income of $62,000 reported for the corresponding period of fiscal 1999, due primarily to realized and unrealized currency losses associated with accounts receivable denominated in foreign currencies, primarily those linked to the Euro, which for the most part, were not covered by forward hedge contracts during the 2000 period.

LIQUIDITY AND CAPITAL RESOURCES

At April 30, 2000, we had cash and cash equivalents of $3.0 million compared to $3.5 million at October 31, 1999. Cash provided by operations totaled $5.7 million in the first half of fiscal 2000, compared to $5.2 million used for operations in the same period of fiscal 1999. The cash flow provided by operations resulted in a $4.9 million reduction in long-term debt during the first half of fiscal 2000.

Net working capital was $28.3 million at April 30, 2000, compared to $33.3 million at October 31, 1999. The decline is attributable principally to a decrease in inventory of $4.5 million.

The decrease in inventory, consisting primarily of finished products available for shipment, is attributable to a planned decrease in production by our contract manufacturers, combined with increased shipments in the first half of fiscal 2000.

Capital investments in the first half of fiscal 2000 consisted principally of expenditures for software development projects and purchases of equipment. Cash used for investing activities during the first half was derived from operations.

We were in compliance with all of our loan covenants at April 30, 2000. We believe that anticipated cash flow from operations and available borrowings under credit facilities will be sufficient to meet our anticipated cash requirements in the foreseeable future.

Item 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
                  RISK

Interest Rate Risk

Interest on our bank borrowings is affected by changes in prevailing U.S. and European interest rates and/or Libor. The interest rates on the Libor portion of our bank credit facilities are based upon a ratio of total indebtedness to cash flow for the preceding twelve month period and are payable at Libor plus an amount ranging from 1.0% to 2.0% based upon a prescribed formula. At April 30, 2000, outstanding borrowings under our bank credit facilities were $7.5 million and our total indebtedness was $9.3 million. The interest rate on the Libor portion of our bank debt was Libor plus 1.5%.

Foreign Currency Exchange Risk

A significant portion of our products is sourced from foreign suppliers or built to our specifications by contract manufacturers overseas. Our arrangements with these suppliers typically include foreign currency risk sharing agreements, which reduce (but do not eliminate) the effects of currency fluctuations on product costs. The predominant portion of our exchange rate risk associated with product purchases relates to the New Taiwan Dollar.

In fiscal 2000, approximately 57.6% of our sales and service fees, including export sales, were derived from foreign markets. All of our computerized machine systems and computer numerical control systems, as well as certain proprietary service parts, are sourced by our U.S.-based engineering and manufacturing division and re-invoiced to our foreign sales and service subsidiaries, primarily in their functional currencies. We enter into forward foreign exchange contracts from time to time to hedge the cash flow risk related to inter-company sales and inter-company accounts receivable denominated in foreign currencies. We do not speculate in the financial markets and, therefore, do not enter into these contracts for trading purposes.

Forward contracts for the sale of foreign currencies as of April 30, 2000 were as follows:

                                                Weighted
                        Notional Amount           Avg.           Notional
Forward Contracts         in Foreign            Forward         Amount in        Market Value
                            Currency              Rate            U.S. $            in US$        Maturity Dates

    Sterling                  975,000             1.5962         1,556,314         1,514,565      May - Aug. 2000

    Euro                    5,876,000              .9176         5,391,868         5,356,562      May - June 2000


                           PART II - OTHER INFORMATION

Item 1.           LEGAL PROCEEDINGS

As reported in our Annual Report on Form 10-K for the year ended October 31, 1999, our subsidiary, IMS Technology, Inc. (IMS) is a party to an ongoing legal proceeding involving Haas Automation Inc. and its owner (collectively, Haas). IMS has alleged that Haas infringed one of its Interactive Computer Numerical Control patents. In October 1998, the trial court granted summary judgment in favor of Haas, dismissing the action. IMS filed an appeal and Haas filed a cross-appeal. In March 2000, the Court of Appeals reversed the trial court's grant of summary judgment of non-infringement in favor of Haas on two of the claims IMS has asserted against Haas. The Court also ruled that the trial court erred in its construction of a key term and vacated a separate ruling of non-infringement. Finally, the Court of Appeals affirmed the trial court's findings on claim construction issues, which Haas had raised in its cross-appeal. The action has now been remanded to the trial court for further proceedings and the trial is expected to commence in July or August. Although we continue to believe that IMS claims of patent infringement have substantial merit, we are unable to predict the outcome of this matter at this time.

Item 6.           EXHIBITS AND REPORTS ON FORM 8-K

     (a)      Exhibits

     10.1         Employment Letter Between the Registrant and Bernard C.
                  Faulkner, dated February 4, 2000

     11           Statement re:  Computation of Per Share Earnings

     27           Financial Data Schedule (electronic filing only)

     (b)      Reports on Form 8-K:  None

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

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

June 13, 2000