Form 10-Q
period 2000-07-31
HURCO COMPANIES INC
filed 2000-08-30
CIK 315374

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q



(Mark One)

      Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended July 31, 2000 or Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to
      _________.


Commission File No. 0-9143


                              HURCO COMPANIES, INC.
              (Exact name of registrant as specified in its charter)

               Indiana                                    35-1150732
-------------------------------------------------------------------------------
       (State or other jurisdiction of (I.R.S. Employer Identification Number) incorporation or organization)

       One Technology Way
       Indianapolis, Indiana                                46268
-------------------------------------------------------------------------------
   (Address of principal executive offices)              (Zip code)

Registrant's telephone number, including area code     (317) 293-5309
                                                       --------------





Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to the filing requirements for the past 90 days:
                                                               Yes  X   No
                                                                   ---     ---




The number of shares of the Registrant's common stock outstanding as of August 25, 2000 was 5,951,859.

                              HURCO COMPANIES, INC.
                      July 2000 Form 10-Q Quarterly Report


                                Table of Contents



                         Part I - Financial Information

Item 1.       Condensed Financial Statements

              Condensed Consolidated Statement of Operations -
                  Three months and nine months ended July 31, 2000 and 1999.............3

              Condensed Consolidated Balance Sheet -
                  As of July 31, 2000 and October 31, 1999..............................4

              Condensed Consolidated Statement of Cash Flows -
                  Three months and nine months ended July 31, 2000 and 1999.............5

              Condensed Consolidated Statement of Changes in Shareholders' Equity -
                  Nine months ended July 31, 2000 and 1999..............................6

              Notes to Condensed Consolidated Financial Statements......................7


Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations.......................................9

Item 3.       Quantitative and Qualitative Disclosures About Market Risk...............11


                           Part II - Other Information



Item 1.       Legal Proceedings........................................................13

Item 4.       Submission of Matters to a Vote of Security Holders......................13

Item 6.       Exhibits and Reports on Form 8-K.........................................14


Signatures.............................................................................15

                         PART I - FINANCIAL INFORMATION

Item 1.  CONDENSED FINANCIAL STATEMENTS
------   ------------------------------


                              HURCO COMPANIES, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                      (In thousands, except per share data)

                                                      Three Months Ended                     Nine Months Ended
                                                             July 31,                            July 31,
                                                   ------------------------             ---------------------------
                                                      2000             1999                2000           1999
----------------------------------------------------------------------------------------------------------------
                                                          (unaudited)                           (unaudited)
Sales and service fees......................      $   22,676      $   20,783          $   71,398        $   63,463
Cost of sales and service...................          16,561          14,868              51,831            45,686
                                                  ----------      ----------          ----------        ----------
   Gross profit.............................           6,115           5,915              19,567            17,777

Selling, general and
administrative expenses.....................           5,768           5,152              17,211            15,839
Restructuring credit........................              --              --                  --             (103)
                                                  ----------      ----------          -----------       ----------
   Operating income ........................             347             763               2,356             2,041

License fee income and litigation
     settlement fees, net...................             201              73                 355               242

Interest expense, net.......................             248             333                 768               973

Other income (expense), net.................             110             (9)               (259)             (115)
                                                  -----------     -----------         ----------        ----------
   Income before taxes......................             410             494               1,684             1,195
Provision for income taxes..................               3             94                  217                66
                                                  ----------      ----------          ----------        ----------
Net income..................................      $      407      $      400          $    1,467        $    1,129
                                                  ==========      ===========         ==========        ==========

Earnings per common share
     Basic..................................      $      .07      $      .07          $      .25        $      .19
                                                  ==========      ==========          ==========        ==========
     Diluted................................      $      .07      $      .07          $      .24        $      .19
                                                  ==========      ==========          ==========        ==========

Weighted average common
    shares outstanding
     Basic..................................           5,952           5,947               5,952             5,989
                                                  ==========      ==========          ==========        ==========
     Diluted................................           6,026           6,044               6,019             6,076
                                                  ==========      ==========          ==========        ==========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                              HURCO COMPANIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                             (Dollars in thousands)

                                                                                July 31, 2000   October 31, 1999
ASSETS                                                                             (Unaudited)         (Audited)
Current assets:
     Cash and temporary investments......................................          $    3,468          $   3,495
     Accounts receivable.................................................              17,463             17,154
     Inventories.........................................................              26,234             30,767
     Other...............................................................               1,418              1,440
                                                                                   ----------          ---------
         Total current assets............................................              48,583             52,856
                                                                                   ----------          ---------
Property and equipment:
     Land    ............................................................                 761                761
     Building............................................................               7,158              7,168
     Machinery and equipment.............................................              11,068             11,182
     Leasehold improvements..............................................               1,002              1,005
         Less accumulated depreciation and amortization..................             (11,096)           (11,165)
                                                                                   ----------          ---------
                                                                                        8,893              8,951
                                                                                   ----------          ---------
Software development costs, less amortization............................               3,508              3,951
Other assets ............................................................               4,160              3,874
                                                                                   ----------          ---------
                                                                                   $   65,144          $  69,632
                                                                                   ==========          =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable....................................................          $   11,309          $  10,891
     Accrued expenses....................................................               7,013              6,903
     Current portion of long-term debt..................................                1,786              1,786
                                                                                   ----------          ---------
         Total current liabilities.......................................              20,108             19,580
                                                                                   ----------          ---------
Non-current liabilities:
     Long-term debt......................................................               7,650             12,386
     Deferred credits and other obligations..............................               1,320              1,518
                                                                                   ----------          ---------
            Total non-current liabilities.......................................        8,970             13,904
                                                                                   ----------          ---------
Shareholders' equity:
     Preferred stock: no par value per share; 1,000,000
       shares authorized; no shares issued...............................                  --                 --
     Common stock: no par value; $.10 stated value per
         share; 12,500,000 shares authorized; and 5,951,859
         and 5,951,859 shares issued and outstanding, respectively ......                 595                595
     Additional paid-in capital..........................................              46,340             46,340
     Accumulated deficit.................................................              (3,881)            (5,348)
     Foreign currency translation adjustment.............................              (6,988)            (5,439)
                                                                                   ----------          ---------
Total shareholders' equity...............................................              36,066             36,148
                                                                                   ----------          ---------
                                                                                   $   65,144          $  69,632
                                                                                   ==========          =========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                              HURCO COMPANIES, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Dollars in thousands)

                                                                      Three Months Ended          Nine Months Ended
                                                                          July 31,                     July 31,
                                                                ------------------------        ---------------------
                                                                   2000           1999          2000             1999
---------------------------------------------------------------------------------------------------------------------
                                                                        (Unaudited)                    (Unaudited)
Cash flows from operating activities:
   Net income ................................................  $      407   $      400      $    1,467    $    1,129
   Adjustments to reconcile net income to net
   cash provided by (used for) operating activities:
     Depreciation and amortization............................         573          522           1,836         1,505
     Change in assets and liabilities:
     (Increase) decrease in accounts receivable...............        (254)       1,286          (1,212)        3,492
     (Increase) decrease in inventories.......................      (1,089)      (1,490)          3,408        (3,191)
     Increase (decrease) in accounts payable..................         595        2,971             508        (3,831)
     Increase (decrease) in accrued expenses..................       1,025          536             326          (708)
     Other....................................................        (415)        (542)            171            71
                                                                  ---------   ----------       --------     ----------
       Net cash provided by (used for)
       operating activities...................................         842        3,683           6,504        (1,533)
                                                                  ---------   ----------       --------     ----------
Cash flows from investing activities:
   Proceeds from sale of equipment............................          25           19              36            91
   Purchase of property and equipment.........................        (396)         (269)          (949)         (913)
   Software development costs.................................         (22)        (247)           (501)         (779)
   Other investments..........................................         (56)          (9)            (91)         (220)
                                                                  ---------   ----------       ---------    ----------
     Net cash provided by (used for)
     investing activities.....................................        (449)        (506)         (1,505)       (1,821)
                                                                  ---------   ----------       ---------    ----------
Cash flows from financing activities:
   Advances on bank credit facilities.........................       7,550       13,840          20,650        54,890
   Repayment on bank credit facilities .......................      (7,400)     (17,632)        (23,600)      (47,401)
   Repayment of term debt ....................................          --           --          (1,786)       (1,786)
   Proceeds from exercise of common stock options.............          --           13              --            15
   Purchase of common stock...................................          --           --              --        (2,379)
                                                                  --------    ---------        ---------    ----------
     Net cash provided by (used for)
     financing activities.....................................         150       (3,779)         (4,736)        3,339
                                                                  --------    ---------        ---------    ----------
Effect of exchange rate changes on cash.......................         (55)          90            (290)          (79)
                                                                  ---------   ---------        ---------    ----------
     Net increase (decrease) in cash and
     temporary investments....................................         488         (512)            (27)          (94)
Cash and temporary investments
     at beginning of period...................................       2,980        3,694           3,495         3,276
                                                                  ---------   ----------       ---------    ----------
Cash and temporary investments
     at end of period.........................................    $   3,468   $   3,182        $  3,468     $   3,182
                                                                  =========   =========        ========     =========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                              HURCO COMPANIES, INC.
          CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                For the Nine Months Ended July 31, 2000 and 1999

                                                                                                Accumulated
                                                                                                   Other
                                                                                               Comprehensive
                                                                                                  Income:
                                            Common Stock                                          Foreign
                                      -------------------------
                                         Shares                  Additional                      Currency
                                        Issued &                  Paid-In      Accumulated      Translation
                                       Outstanding   Amount       Capital        Deficit        Adjustment        Total
                                       -----------   ------       -------        -------        ----------        -----
                                                                    (Dollars in thousands)
     Balances, October  31, 1998        6,340,111       $634       $48,662       $(7,150)         $(4,406)       $37,740
     ---------------------------                                                                                 -------
             (Unaudited)
Net income.......................              --         --            --         1,129               --          1,129
Translation of foreign currency
   financial statements..........              --         --            --            --           (1,141)        (1,141)
                                                                                                                 -------
Comprehensive income (loss)......                                                                                    (12)
                                                                                                                 -------
Exercise of Common Stock Options.           6,100          --           15            --               --             15
Purchase of Common Stock.........        (395,752)       (39)       (2,340)           --               --         (2,379)
                                        ---------       ----       -------       --------         --------       -------

     Balances, July 31, 1999            5,950,459       $595       $46,337       $ (6,021)        $(5,547)       $35,364
     -----------------------            =========       ====       =======       ========         ========       =======


     Balances, October 31, 1999         5,951,859       $595       $46,340       $ (5,348)         $(5,439)      $36,148
     --------------------------                                                                                  -------
              (Unaudited)
Net income.......................              --         --            --          1,467               --         1,467
Translation of foreign currency
   financial statements..........              --         --            --             --           (1,549)       (1,549)
                                                                                                                 -------
Comprehensive income (loss)......                                                                                    (82)
                                                                                                                 -------
Exercise of Common Stock Options.              --         --            --             --               --            --
                                        ---------       ----       -------       --------         --------       -------

     Balances, July 31, 2000            5,951,859       $595       $46,340       $(3,881)         $(6,988)       $36,066
     -----------------------            =========       ====       =======       ========         ========       =======


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

The condensed financial information as of July 31, 2000 and 1999 is unaudited but includes all adjustments that we consider necessary for a fair presentation of our financial position at those dates and our results of operations and cash flows for the nine months then ended. We suggest you read these condensed financial statements in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended October 31, 1999.

2.   HEDGING

We hedge our exposure to fluctuations in foreign currency exchange rates from time to time by using foreign currency forward exchange contracts. The U.S. dollar equivalent notional amount of outstanding foreign currency forward exchange contracts was approximately $3.0 million as of July 31, 2000 ($1.2 million related to firm intercompany sales commitments) and $4.5 million as of October 31, 1999 ($2.1 million related to firm intercompany sales commitments). Deferred gains related to hedges of future sales transactions were approximately $51,000 and deferred losses were approximately $48,000 as of July 31, 2000 and October 31, 1999, respectively. Contracts outstanding at July 31, 2000 mature at various times through September 2000.

3.   EARNINGS PER SHARE

Basic and diluted earnings per common share are based on the weighted average number of shares of common stock outstanding. Diluted earnings per common share give effect to outstanding stock options using the treasury stock method. Common stock equivalents totaled approximately 74,000 shares as of July 31, 2000.

4.   ACCOUNTS RECEIVABLE

The allowance for doubtful accounts was $725,000 as of July 31, 2000 and $687,000 as of October 31, 1999.

5.   INVENTORIES

Inventories, reflected at the lower of cost (first-in, first-out method) or market are summarized below (in thousands):

                                           July 31, 2000        October 31, 1999
                                           -------------        ----------------
     Purchased parts and sub-assemblies        $10,368               $ 9,104
     Work-in-process                               567                 1,070
     Finished goods                             15,299                20,593
                                               -------               -------
                                               $26,234               $30,767
                                               =======               =======

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

8.   RESTRUCTURING CHARGE

In fiscal 1998, we recorded a reserve for anticipated costs associated with the restructuring of a subsidiary to convert its operations from manufacturing computer controls to sales and service of computerized machine systems. At July 31, 2000, the restructuring reserve balance was $345,421 and consisted of the following:

                          Balance        Charges to                    Balance
Description               10/31/99        Accrual        Adjustment    7/31/00
-----------               --------       ----------      ----------    --------
Excess Building Capacity  $285,899              --              --     $285,899
Equipment Leases            77,379          17,857              --       59,522
                          --------       ----------      ----------    --------
                          $363,278       $  17,857         $    --     $345,421
                          ========       ==========      ==========    ========

9.       SUBSEQUENT EVENT

On August 8, 2000, Hurco and its subsidiary, IMS technology, Inc. (IMS) agreed to a settlement with Haas Automation Inc. and Gene Haas (Haas) concerning infringement of a United States interactive machining patent (the Patent) owned by IMS. Under the settlement, IMS licensed the Patent to Haas and Haas made a one-time payment to IMS. We expect to report license fee income and litigation settlement fees, net of expenses, of approximately $5 million in the fourth quarter of fiscal 2000 resulting from this settlement.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
-------   ----------------------------------------------------------------------

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

RESULTS OF OPERATIONS

Three Months Ended July 31, 2000 Compared to Three Months Ended July 31, 1999
-----------------------------------------------------------------------------

Net income for the third quarter ended July 31, 2000 was $407,000, or $.07 per share on a diluted basis, which compares to $400,000, or $.07 per share, reported for the corresponding period a year ago. Net income for the 2000 period was unfavorably impacted by approximately $700,000 due to the financial effects of changes in foreign currencies, as compared to rates in effect during the prior year, primarily the stronger U.S. dollar in relation to those linked to the Euro.

Sales and service fees for the third quarter of fiscal 2000 were $22.7 million, approximately $1.9 million, or 9%, higher than those recorded in the 1999 period, despite the continuing unfavorable effects of a substantially stronger dollar on sales made in foreign currencies. At comparable exchange rates, net sales for the third quarter would have been $24.0 million, an increase of approximately $3.3 million, or 16%, over the prior year period. This increase was due almost entirely to increased shipments of computerized machine systems, reflecting stronger order rates, primarily in continental Europe and Southeast Asia. Machine system sales increased $3.1 million, or 21%, when measured at exchange rates comparable to those in the 1999 period. International sales, after currency effects, represented approximately 58% of sales, which was similar to the 1999 period.

New order bookings during the third quarter of fiscal 2000 were $25.4 million compared to $20.4 million for the corresponding 1999 period, an increase of 25%. At constant exchange rates, however, new orders were approximately 31% higher than in the 1999 period. Orders for computerized machine systems increased 34% in units; however, in constant dollars the increase was 44%, reflecting the benefits of a higher percentage of larger, higher value machines in the total mix of new orders. The increase in new orders was attributable primarily to increased market penetration in continental Europe and Southeast Asia. Orders in Southeast Asia also benefited from significantly improved market conditions.

Gross profit as a percentage of sales was 27.0% compared to 28.5% for the corresponding period in the prior year. The decrease is primarily attributable to the stronger U.S. dollar.

Selling, general and administrative expenses, which include research and development expenses, increased by $616,000, or 12%, due primarily to additional direct sales forces in Italy and certain territories in the U.S. and increased product development expense. These increases were partially offset by the favorable effects of weaker foreign currencies on expenses incurred in foreign currencies. Also, selling, general and administrative expenses during the same quarter of the prior year were lower than normal due to cost reductions executed during that period.

Non-operating income increased by $332,000 during the quarter and is the result of the following items. License fee income and litigation settlement fees increased by $128,000 as a result of five settlements that resulted in lump sum payments. Interest expense decreased by $85,000, or 26%, as a result of a decrease in borrowings compared to the third quarter of the prior year. Other income increased by $119,000 as a result of rental income received from leasing a portion of our Indianapolis warehouse and the recording of earnings of an affiliate accounted for under the equity method.

The provision for income tax decreased by $91,000 as a result of reduced taxable income of a foreign subsidiary.


Nine Months Ended July 31, 2000 Compared to Nine Months Ended July 31, 1999
---------------------------------------------------------------------------

Net income for the nine months ended July 31, 2000 was $1.5 million, or $.24 per share on a diluted basis, which compares to $1.1 million, or $.19 per share, reported for the corresponding period a year ago. Net income for the 2000 period was unfavorably impacted by approximately $2.0 million due to the financial effects of changes in foreign currencies, as compared to rates in effect during the prior year, primarily the stronger U.S. dollar in relation to those linked to the Euro.

Sales and service fees for the first nine months of fiscal 2000 were $71.4 million, approximately $7.9 million, or 13%, higher than those recorded in the 1999 period, in spite of the unfavorable effects of a substantially stronger dollar on sales made in foreign currencies. At comparable exchange rates, net sales for the first nine months of fiscal 2000 would have been $75.4 million, an increase of approximately $11.9 million, or 19%, over the corresponding 1999 period. The increase was due almost entirely to increased shipments of computerized machine systems, reflecting stronger order rates on a global basis. Machine system sales increased $11.3 million, or 25%, when measured at exchange rates comparable to those in the 1999 period.

New order bookings during the first nine months of fiscal 2000 were $74.5 million compared to $65.2 million for the corresponding 1999 period, an increase of 14%. At exchange rates comparable to those in the 1999 period, however, new orders in the first nine months of fiscal 2000 were approximately 20% higher than in the first nine months of 1999. Orders for computerized machine systems increased 28% in both units and in constant dollars, while orders for stand-alone computer controls declined by 19% in constant dollars. Orders for computerized machine systems in the U.S. increased approximately $4.3 million, or 29%, and in Southeast Asia increased $3.3 million, over 200% above the fiscal 1999 level.

Selling, general and administrative expenses, which include research and development expenses, increased by $1.4 million, or 9%, due primarily to additional direct sales forces in Italy and certain territories in the U.S. and increased product development expenses. These increases were partially offset by the favorable effects of weaker foreign currencies.

Interest expense decreased by $205,000, or 21%, from the amount recorded in the corresponding period of 1999, due primarily to a $3.7 million reduction in average debt outstanding for the nine months ended July 31, 2000 compared to the prior year period, as a result of enhanced cash flow from operations. The effect on interest expense of increased interest rates was not significant.

Other expense (net) increased to $259,000 compared to $115,000 reported for the corresponding period of fiscal 1999, due primarily to realized and unrealized currency losses associated with accounts receivable denominated in foreign currencies, primarily those linked to the Euro, which for the most part, were not covered by forward hedge contracts during the 2000 period.

The provision for income taxes increased to $217,000 compared to $66,000 for the corresponding period of fiscal 1999, due primarily to a $377,000 tax asset recorded by a foreign subsidiary in the prior year.


LIQUIDITY AND CAPITAL RESOURCES

At  July  31,  2000,  we  had  cash  and  cash   equivalents  of  $3.5  million,
substantially the same as at October 31, 1999. Cash provided by operations totaled $6.5 million in the first nine months of fiscal 2000, compared to $1.5 million used for operations in the same period of fiscal 1999. The cash flow provided by operations resulted in a $4.7 million reduction in long-term debt during the first nine months of fiscal 2000.

Net working capital was $28.5 million at July 31, 2000, compared to $33.3 million at October 31, 1999. The decline is attributable principally to a decrease in inventory of $3.4 million.

The decrease in inventory, consisting primarily of finished products available for shipment, is attributable to increased shipments in the first nine months of fiscal 2000.

Capital investments in the first nine months of fiscal 2000 consisted principally of expenditures for software development projects and purchases of equipment. Cash used for investing activities during the first half was derived from operations.

On August 8, 2000, Hurco and its subsidiary, IMS technology, Inc. (IMS) agreed to a settlement with Haas Automation Inc. and Gene Haas (Haas) concerning infringement of a United States interactive machining patent (the Patent) owned by IMS. Under the settlement, IMS licensed the Patent to Haas and Haas made a one-time payment to IMS. We expect to report license fee income and litigation settlement fees, net of expenses, of approximately $5 million in the fourth quarter of fiscal 2000 resulting from this settlement. There are a limited number of remaining CNC users that IMS has identified as potential licensees. Accordingly, we believe that it is unlikely that future license fee income and litigation settlement fees will equal that recorded in fiscal 2000.

We were in compliance with all of our loan covenants at July 31, 2000. We believe that anticipated cash flow from operations and available borrowings under credit facilities will be sufficient to meet our anticipated cash requirements in the foreseeable future.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------  ----------------------------------------------------------

Interest Rate Risk

Interest on our bank borrowings is affected by changes in prevailing U.S. and European interest rates and/or Libor. The interest rates on the Libor portion of our bank credit facilities are based upon a ratio of total indebtedness to cash flow for the preceding twelve month period and are payable at Libor plus an amount ranging from 1.0% to 2.0% based upon a prescribed formula. At July 31, 2000, outstanding borrowings under our bank credit facilities were $7.7 million and our total indebtedness was $9.4 million. The interest rate on the Libor portion of our bank debt was Libor plus 1.5%.

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

In fiscal 2000, approximately 58.6% of our sales and service fees, including export sales, were derived from foreign markets. All of our computerized machine systems and computer numerical control systems, as well as certain proprietary service parts, are sourced by our U.S.-based engineering and manufacturing division and re-invoiced to our foreign sales and service subsidiaries, primarily in their functional currencies. We enter into forward foreign exchange contracts from time to time to hedge the cash flow risk related to inter-company sales and inter-company accounts receivable denominated in foreign currencies. We do not speculate in the financial markets and, therefore, do not enter into these contracts for trading purposes.

Forward contracts for the sale of foreign currencies as of July 31, 2000 were as follows:

                                               Weighted
                        Notional Amount          Avg.           Notional
Forward Contracts         in Foreign            Forward         Amount in        Market Value
                           Currency              Rate             US$              in US$        Maturity Dates
-----------------          --------              ----             ---              ------        --------------

    Sterling               800,000              1.5445          1,235,603        1,199,200       Aug. - Sept. 2000

    Euro                 1,876,000               .9355          1,754,998        1,739,615       August 2000


                           PART II - OTHER INFORMATION

Item 1.           LEGAL PROCEEDINGS

As reported in our Annual Report on Form 10-K for the year ended October 31, 1999, our subsidiary, IMS Technology, Inc. (IMS) was a party to an ongoing legal proceeding involving Haas Automation Inc. and its owner (collectively, Haas). IMS had alleged that Haas infringed one of its Interactive Computer Numerical Control patents. On August 8, 2000, IMS and Haas agreed to a settlement. Under the settlement, IMS licensed the patents to Haas and Haas made a one-time payment to IMS. All claims and counter-claims of IMS and Haas were dismissed.

Item 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At our Annual Meeting of Shareholders held on May 23, 2000, the following individuals were elected to the Board of Directors by the following votes cast at the meeting:


                                            For               Abstain

Robert W. Cruickshank                   4,571,891             452,141

Michael Doar                            4,571,891             452,141

Hendrik J. Hartong, Jr.                 4,572,504             451,528

Brian D. McLaughlin                     4,572,449             451,583

Richard T. Niner                        4,572,504             451,528

O. Curtis Noel                          4,571,891             452,141

Charles E. M. Rentschler                4,572,593             451,439

Shareholders also approved an amendment of the Company's 1997 Stock Option and Incentive Plan which (i) increases from 500,000 to 750,000 the number of shares of common stock subject to issuance under the plan, (ii) increases from 100,000 to 200,000 the number of shares of common stock which may be granted to any individual participant pursuant to awards made under the plan, and (iii) adds as eligible participants in the plan members of the Company's Board of Directors who are not employees of the Company. The results of the voting with respect to the amendment were as follows:

                                                    Abstentions and
              For              Against              Broker Non-Votes

           2,607,090          2,074,027                 342,915

Item 6.           EXHIBITS AND REPORTS ON FORM 8-K

     (a)   Exhibits

     10.1    Amended 1997 Stock Option and Incentive Plan

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



                                              HURCO COMPANIES, INC.


                                              By:   /s/ Roger J. Wolf
                                                    -------------------------
                                                    Roger J. Wolf
                                                    Senior Vice President and
                                                    Chief Financial Officer


                                              By:   /s/ Stephen J. Alesia
                                                    -------------------------
                                                    Stephen J. Alesia
                                                    Corporate Controller and
                                                    Principal Accounting Officer




August 29, 2000