Form 10-K
period 2000-10-31
HURCO COMPANIES INC
filed 2001-01-26
CIK 315374

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K
(Mark One)
  X Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required] for the fiscal year ended October 31, 2000 or Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required] for the transition period from _________ to _________.
Commission File No. 0-9143

                              HURCO COMPANIES, INC.
              (Exact name of registrant as specified in its charter)
               Indiana                                  35-1150732
------------------------------------          ---------------------------------
       (State or other jurisdiction of   (I.R.S. Employer Identification Number)
       incorporation or organization)
       One Technology Way
       Indianapolis, Indiana                               46268
------------------------------------          ---------------------------------
   (Address of principal executive offices)              (Zip code)
Registrant's telephone number, including area code   (317) 293-5309
                                                     --------------
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock,
                                                            No Par Value
                                                            -------------------
                                                            (Title of Class)
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to the filing requirements for at least the past 90 days. Yes X No
The  aggregate   market  value  of  the   Registrant's   voting  stock  held  by
non-affiliates as of January 2, 2001 was $20,693,873.
The number of shares of the Registrant's common stock outstanding as of January 2, 2001 was 5,693,758.
DOCUMENTS INCORPORATED BY REFERENCE: None
Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

                                     PART I

Item 1.  BUSINESS

(a)    General Development of Business

Hurco Companies, Inc. is an industrial automation systems company. We design and produce interactive, personal computer (PC) based, computer control systems and software and computerized machine systems for sale through a worldwide sales, service and distribution network. Our proprietary computer control systems and software products are sold primarily as an integral component of our own computerized machine systems. We also sell computer control models to machine system end-users and other machine system manufacturers who integrate them with their own products.

We pioneered the application of microprocessor technology and conversational programming software for application on machine system computer controls and, since our founding in 1968, have been a leader in the introduction of interactive computer control systems that automate manufacturing processes and improve productivity in certain segments of the parts manufacturing industry. We have concentrated on designing "user-friendly" computer control systems that can be operated by both skilled and unskilled machine tool operators and yet are capable of instructing a machine to perform complex tasks. The combination of microprocessor technology and patented interactive, conversational programming software in our computer control systems enables operators on the production floor to quickly and easily create a program for machining or forming a particular part from a blueprint or computer-aided design (CAD) and immediately begin production of that part.

During fiscal 2000, we enhanced and expanded our product line with new software, upgraded computer controls and higher performing computerized machine system products. We increased manufacturing capacity with the establishment of Hurco Manufacturing Ltd., a wholly owned subsidiary, in Taiwan, which will manufacture a significant number of our computerized machine systems. We expanded our sales and distribution network with the establishment of a sales and service subsidiary in Milan, Italy for the Italian market, newly expanded facilities in Singapore and Munich, Germany and a centralized distribution operation in the Netherlands. Finally, during fiscal 2000, we settled a significant patent infringement action, which we believe substantially completes the license program we began in 1995.

Our executive offices and principal design, engineering, and manufacturing management operations are headquartered in Indianapolis, Indiana. Sales, application engineering and service offices are located in Indianapolis, Indiana; Farmington Hills, Michigan; High Wycombe, England; Munich, Germany; Paris, France; Milan, Italy and Singapore. A distribution facility is located in Long Beach, California and a manufacturing facility is located in Taichung, Taiwan.

(b)      Financial Information About Industry Segments

We operate in one business segment, industrial automation systems, as discussed further in Note 14 in the Consolidated Financial Statements.

(c)      Narrative Description of Business

General


Our strategy is to design, develop, produce and market a comprehensive line of interactive computer controls, software and computerized machine systems using our proprietary technology designed to enhance the user's productivity through ease of operation and higher levels of machine performance (speed and accuracy). We market these systems to the worldwide parts manufacturing market. We have adopted an open systems software architecture that permits our computer control systems and software to be used with standard PC hardware and have emphasized an operator friendly design that employs both interactive conversational and graphical programming software. We have a well-established global contract manufacturing network that supplies the computerized machine systems to our selling divisions.


Products

Our principal products consist primarily of computerized machine systems (milling machines, machining centers and metal forming systems) into which our proprietary software and computer control systems have been fully integrated. We also produce computer control systems and related software for both metal cutting and metal forming machine applications that are sold primarily as retrofit control systems. In addition, we produce and distribute software options, control upgrades, hardware accessories and replacement parts and provide operator training and support services to our customers.

The following table sets forth the contribution of each of these product groups to our total sales and service fees during each of the past three fiscal years:

                                                                  Year Ended October 31,
                                           ---------------------------------------------------------------------
(Dollars in thousands)                                2000                    1999                    1998
                                                      ----                    ----                    ----
Computerized Machine Systems............      $71,708   (74.5%)       $63,793   (72.3%)       $64,770   (69.3%)
Computer Control
  Systems and Software*.................        9,605   (10.0%)        10,623   (12.0%)        14,727   (15.8%)
Service Parts...........................       10,649   (11.1%)         9,574   (10.9%)         9,424   (10.1%)
Service Fees............................        4,242    (4.4%)         4,248    (4.8%)         4,501    (4.8%)
                                              -------    ------       -------  --------       -------  --------
                                              $96,204   (100.0%)      $88,238  (100.0%)       $93,422  (100.0%)
                                              =======    ======       =======  ========       =======  ========

* Amounts shown do not include Computer Control systems sold as an integrated component of computerized machine systems.

Computerized Machine Systems
Computerized Machine Systems - Ultimax(R)  - Metal Cutting Applications

We design and market computerized machine systems which are equipped with a fully integrated interactive Ultimax(R) computer control system. Our patented Ultimax(R) twin screen "conversational" computer control system is sold solely as a fully integrated feature of a Hurco computerized machine system. This computer control system enables a machine operator to create complex two-dimensional part programs directly from blue prints or CAD. Machine operators with little or no programming experience can successfully program parts and begin machining operations in a short time with minimal special training. Since the initial introduction of the Ultimax(R) computer control, we have added enhancements related to operator programming productivity, CAD compatibility, data processing throughput and motion control speed and accuracy. Our current Ultimax(R) 4 programming stations use a Pentium* processor featuring an operator console with liquid crystal display screens and incorporates personal computer (PC) platform components. This upgradeable computer control product offers improved performance while ensuring access to the most cost effective computing hardware and software technology available.

In September 2000, we introduced a new feature set on the entire Ultimax(R) based line of products which increases the machine system performance and provides greater customer benefits and market differentiation.
Specifically, the cubic workspace area in the machines was increased, the cutting speeds were increased and the control software and hardware were upgraded with new unique productivity features. All of these improvements were made without increasing the market price to the customer. In fiscal 2000, we also expanded our product line to include a computerized machine system with x-axis travel of 50-inches, which increases our available market.

Our current line of machine systems is a complete family of products including milling machines with an x-axis travel of 30 and 40 inches and computerized machining centers with an x-axis travel of 24, 30, 40, 50 and 64 inches. These products provide different levels of performance features for different market applications ranging in price from $25,000 to $165,000.

Computerized Machine Systems - Dynapath(TM) - Metal Cutting Applications

Our Dynapath(TM) product line includes two computerized milling machines and two turning machines featuring our fully integrated Delta(TM) computer control systems. These products are designed for and marketed to the lower-priced entry level market segment.

Computerized Machine Systems - Autobend(R) - Metal Forming Applications

In fiscal 1998, we introduced a new computerized machine product line system for metal bending applications that incorporates our Autobend(R) computer control system. In addition, we introduced new European style precision-ground tooling products which are sold either in conjunction with a computerized metal forming system or directly to end-users of metal forming systems. In fiscal 2000, we introduced a high performance computerized metal forming system line with advanced technology features, for high-accuracy performance and improved productivity. This new product line incorporates a third-party computer control system. Additionally, in fiscal 2000, we expanded the precision-ground tooling with the introduction of American style precision-ground tooling which is also sold either in conjunction with a metal forming system or directly to end-users of metal forming systems. These products are sold in the North American market by independent distributors and, in certain territories, by our direct sales
-------------
* Pentium is a registered trademark of the Intel Corporation personnel. The products provide different levels of performance features for different market applications ranging in price from $30,000 to $300,000.

Computer Control Systems and Software

The following computer control systems and software products are marketed directly to end-users and or to original equipment manufacturers.

o    Delta(TM) Series
Our Delta(TM) series computer control systems, which feature microprocessor-based electronics incorporating industry standard computer components, are designed for the lower-priced entry level segment of the worldwide parts manufacturing industry, and are used on milling machines, machining centers, turning centers and punching equipment. The Delta(TM) computer control system is based on industry standard point-to-point programming methodology but incorporates software features that group industry standard commands into useful part features, such as circles and frames, to simplify programming. The Delta(TM) computer control system is designed and configured as a general-purpose product, which offer flexibility, reliability and ease of integration with a wide variety of machine designs. The Delta(TM) computer control system is sold either as an integrated component of our Dynapath(TM) Machine System or thru retro-fitters to end-users of a wide range of entry level machine systems

In fiscal 2000, the software on the Delta(TM) computer control system was enhanced and the microprocessor was upgraded to Pentium

o    Autobend(R)
Autobend(R) computer control systems are applied to metal forming machines that form parts from sheet metal and steel plate and consist of a microprocessor-based computer control and back gauge (an automated gauging system that determines where the bend will be made). We have manufactured and sold the Autobend(R) product line since 1968. We currently market two models of our Autobend(R) computer control systems for metal forming machines, in combination with six different back gauges, through distributors to end-users as retrofit units for installation on existing or new metal forming systems, as well as to original equipment manufacturers and importers of metal forming systems. The Autobend(R) computer control system is also sold as a fully integrated feature on our up-acting metal forming system.

o    CAM and Software Products
In addition to our computer control product lines, we offer metal cutting and forming software products for programming two and three-dimensional parts. These products are marketed to users of Ultimax(R) computer control systems. The primary products in this line are WinMax(R), a Windows** based off-line programming system, released in fiscal 2000, and a data file transfer
(DXF) software option. The DXF software option eliminates manual data entry of part features by transferring AutoCAD(TM) drawing files directly into an Ultimax(R) computer control or the off-line programming system software, substantially increasing operator productivity. We have augmented our Autobend(R) product line with a computer-aided manufacturing (CAM) software product, Autobend PC(R), that enables the user to create and manipulate computer control compatible metal forming programs on a personal computer.

UltiPro(TM) is a high-speed machining software option for our Pentium*-based Ultimax(R) computer control platform. The UltiPro(TM) software enables a
--------
* Pentium is a  registered  trademark  of the Intel  Corporation
**  Windows  is a  registered trademark of the Microsoft Corporation.

customer to increase machine throughput by upgrading computer control system performance with a high speed Pentium* CPU and advanced motion control software. UltiNet(TM) is a networking software option for the Ultimax computer control used by our customers to transfer part design and manufacturing information to computerized machine systems at high speeds and to network computerized machine systems within a customer's manufacturing facility.

In fiscal 2000 we introduced a conversational part and tool dimension probing option for Ultimax(R) based machines. This option permits the dimensional measurement of machined parts and the associated cutting tools. This "on-machine" technique significantly improves the throughput of the measurement process when compared to traditional "off-machine" approaches.

Parts and Service

Our global service organization provides installation, warranty, operator training and customer support for our products worldwide. In the United States, our principal distributors have primary responsibility for machine installation and warranty service and support for new product sales only. We also service and support a substantial installed base of existing customers. Our service organization also sells software options, computer controls upgrades, accessories and replacement parts for our products. Our after-sale parts and service business helps strengthen our customer relationships and provides continuous information concerning the evolving requirements of end-users.

Marketing and Distribution

We sell our products through over 260 independent agents and distributors in 58 countries throughout North America, Europe and Asia. We also have our own direct sales personnel in the United States, England, France, Germany, Italy and Singapore, which are considered to be among the world's principal computerized machine system consuming countries. During fiscal 2000, no distributor accounted for more than 5% of our sales and service fees. Approximately 80% of the worldwide demand for computerized machine systems and computer control systems comes from outside the U.S. In fiscal 2000, approximately 54% of our revenues were from overseas customers.

The end-users of our products are precision tool, die and mold manufacturers, independent metal parts manufacturers and specialized production groups within large manufacturing corporations. Industries served include aerospace, defense, medical equipment, energy, injection molding, transportation and computer equipment.

Our computerized machine systems along with software options and accessories are sold primarily to end-users. We sell certain computer control systems to original equipment manufacturers of new machine tools who integrate them with their own products prior to the sale of those products to their own customers, to retrofitters of used machine tools who integrate them with those machine tools as part of the retrofitting operation and to end-users who have an installed base of machine tools, either with or without related computer control systems. During fiscal 2000, no single end-user of our products accounted for more than 5% of our total sales and service fees.

In fiscal 2000, we increased and strengthened our North American sales organization and we established a direct sales subsidiary in Italy as well as a European distribution center in the Netherlands. Also, in fiscal 2000 we expanded our sales territories in Asia by establishing distributors in Malaysia, Korea and Taiwan. We also opened a sales and service office in Shanghai that supports mainland China.

We believe  that  advances in  industrial  technology  and the related  need for
process   improvements  and  also  capacity   expansion  drive  the  demand  for
computerized machine systems and computer control systems.

Factors affecting demand include:
o    the need to continuously improve productivity and shorten cycle time,
o an aging machine tool installed base that will require replacement with more advanced and efficient technology created by shorter product life cycles,
o    the industrial development of emerging countries in Asia and Eastern
     Europe, and
o    the declining supply of skilled machinists,

However, the demand for computerized machine systems and related products is highly dependent upon economic conditions and the general level of business confidence, as well as such factors as production capacity utilization and changes in governmental policies regarding tariffs, corporate taxation and other investment incentives. By marketing and distributing our products on a worldwide basis, we reduce the potential impact on our total sales and service fees by adverse changes in economic conditions in any particular geographic region.

Competition

Many companies compete with our products in both the United States and international markets. Several of these competitors are larger and have greater financial resources than we do. We strive to compete effectively by incorporating unique, patented software and other proprietary features into our products that offer enhanced productivity, greater technological capabilities and ease of use. We offer our products in a range of prices and capabilities to target a broad potential market. We also believe that our competitiveness is aided by our reputation for reliability and quality, our strong international sales and distribution organization and our extensive customer service organization.

In the United States and European metal cutting markets, major competitors include Haas Automation, Inc., Cincinnati Machine, Deckel, Maho Gildemeister
Group (DMG), Bridgeport Machines, Inc. and Fadal Engineering along with a large number of foreign manufacturers including Okuma Machinery Works Ltd., Mori Seiki Co., Ltd., Masak and Matsuura Machinery Corporation. The largest competitors with respect to our computerized machine systems for metal forming applications include Amada America, Inc. and Trumpf.


Manufacturing

Our manufacturing strategy is based on a global network of contract suppliers who manufacture our products in accordance with our proprietary design, quality standards and cost specifications. This has enabled us to lower product costs, lower working capital per sales dollar and increase our worldwide manufacturing capacity without significant incremental investment in capital equipment or increased personnel.

Our computerized metal cutting machine systems are manufactured to our specifications by manufacturing contractors in Taiwan and in Europe. During fiscal 2000, we established a wholly owned subsidiary in Taiwan to manufacture computerized machine systems. This subsidiary has increased our overall capacity and reduced our dependence on other Taiwan contract manufacturers. We also have a 24% ownership interest in another contract manufacturer. We have worked closely with our contract manufacturers to increase their production capacity to meet the rising demand for our machine tool products and believe that such capacity is sufficient to meet our current and projected demand. We are continuing to identify additional contract manufacturing resources that will increase our capacity, however; any significant reduction in capacity or performance capability of our principal manufacturing contractors would have a material adverse effect on our operations.

We also have a contract manufacturing agreement for computer control systems with a Taiwanese-based affiliate in which we have a 35% ownership interest. This company is manufacturing most of our computer control systems to our specifications and supplies certain proprietary and standard components for use in our domestic production. Alternative sources for standard and proprietary components are available.

Backlog

Backlog consists of firm orders received from customers and distributors but not shipped. Backlog was $10.2 million, $8.5 million and $7.5 million as of October 31, 2000, 1999, and 1998, respectively.

Intellectual Property

We consider certain features of our products to be proprietary. We own, directly or through a subsidiary, a number of patents that are significant to our business. Our subsidiary, IMS Technology, Inc. (IMS), owns domestic and foreign patents covering the machining method practiced when a machine tool is integrated with an interactive computer control (these patents are collectively referred to as the "Interactive Machining Patents"). We also hold a non-exclusive license covering features of the automatic tool changer offered with certain of our computer control machining centers. We also own a patent on an object-oriented, open architecture methodology for computer control software.

In fiscal 2000, we were granted a patent (patent no. 6149562) for a manual tool changing apparatus. This is a manually operated apparatus for removal and insertion of a tool holder to and from a tool pocket of a magazine. Also in fiscal 2000, we were granted a Registered Trademark for the software options WinMax(R) and we were granted a Registered Service Mark for the phrase "We make machines smarter(R)."

Beginning in October 1995, IMS initiated a number of legal actions against enterprises that it believed were infringing on one of the Interactive Machining Patents. These included end-users of interactive computer controls, machine tool builders employing interactive computer controls within their products and computer control manufacturers whose control designs permit use of interactive methods when coupled to machine tools (computer control users). At the present date, all legal actions have been settled through licensing arrangements or litigation settlements. See Item 3. Legal Proceedings.

IMS has actively pursued a program to license the use of the Interactive Machining Patents. During the past five fiscal years, IMS entered into agreements with approximately 40 computer control Users under which IMS has granted non-exclusive licenses of Interactive Machining Patents. We recorded license fee income of $5.4 million, $.3 million and $6.3 million, net of legal fees and expenses, in fiscal 2000, 1999, and 1998 and, respectively. Subject to the continuing validity of the U.S. Interactive Machining Patent, we expect to receive additional license fee income, net of legal fees and expenses, of approximately $300,000 in fiscal 2001. In addition, IMS has received a royalty-free non-exclusive license under six patents owned by two of the licensees. There are a limited number of remaining computer control users that IMS has identified as potential licensees.

Research and Development

Research and development expenditures for new products and significant product improvements, included as period operating expenses, were $3.2 million, $2.5 million and $2.4 million in fiscal 2000, 1999, and 1998, respectively. In addition, we recorded expenditures of $706,000 in 2000, $1.0 million in 1999 and $1.3 million in 1998 related to software development projects that were capitalized.

Employees

We had approximately 292 employees at the end of fiscal 2000, none of which are covered by a collective-bargaining agreement or represented by a union. We have experienced no employee-generated work stoppages or disruptions and we consider our employee relations to be satisfactory.

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


Item 2.  PROPERTIES

The following table sets forth the location, size and principal use of each of our facilities:

          Location              Square Footage             Principal Uses
Indianapolis, Indiana             165,000(1)               Corporate headquarters, design and
                                                           engineering, product testing, computer control
                                                           assembly, sales, application engineering and customer service

Farmington Hills, Michigan         37,500(2)               Design and engineering, product
                                                           testing,    computer   control   assembly,    sales,   application
                                                           engineering and customer service

Long Beach, California              3,000                  Warehouse and distribution

High Wycombe, England              45,000(3)               Sales, application engineering and customer service

Paris, France                       2,800                  Sales, application engineering and customer service

Munich, Germany                    17,100                  Sales, application engineering and customer service

Milan, Italy                        4,850                  Sales, application engineering and customer service

Singapore                           3,000                  Sales, application engineering and customer service

Taichung, Taiwan                   26,600                  Manufacturing

----------------------------------------------------------------------------------------------------------------------------

(1) Approximately 45,000 square feet is sublet through fiscal 2001.
(2) Approximately 24,000 square feet is under sublease through fiscal 2001.
(3) Approximately 24,000 square feet have been sublet to a subtenant since 1995.

We own the Indianapolis facility and lease all other facilities. The leases have terms expiring at various dates ranging from March 2001 to February 2005. We believe that all of our facilities are well maintained and are adequate for our needs now and in the foreseeable future. We do not believe that we would experience any difficulty in replacing any of the present facilities if any of our leases were not renewed at expiration.

Item 3.  LEGAL PROCEEDINGS

As previously reported, Hurco and its subsidiary IMS Technology, Inc. (IMS) have been parties to a number of legal proceedings which involved alleged infringement of a United States interactive machining patent (the Patent) owned by IMS. All actions have been settled through licensing arrangements or litigation settlements. On August 8, 2000, Hurco and IMS agreed to a settlement with Haas Automation Inc. and Gene Haas (Haas). Under the settlement, IMS licensed the Patent to Haas and Haas made a one-time payment to IMS. We reported license fee income and litigation settlement fees, net of expenses, of approximately $5.4 million in the fourth quarter of fiscal 2000 primarily resulting from this settlement.

Item. 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


                                     PART II



Item 5.    MARKET FOR THE REGISTRANT'S EQUITY AND RELATED
           STOCKHOLDER MATTERS


Our common stock is traded on the Nasdaq National Market under the symbol "HURC". The following table sets forth the high and low sales prices of the shares of our common stock for the periods indicated, as reported by the Nasdaq National Market.

                                     2000                             1999
                            ---------------------          ---------------------
Fiscal Quarter Ended:        High          Low                High          Low
--------------------        ---------------------          ---------------------
January 31............     $4.125       $3.000             $6.375        $4.156
April 30..............      5.875        3.188              5.000         3.875
July 31...............      4.750        3.625              6.625         4.250
October 31............      4.813        3.375              4.500         3.375


We do not currently pay dividends on our common stock and intend to continue to retain earnings for working capital, capital expenditures and debt reduction.

There were approximately 454 holders of record of our common stock as of January 2, 2001.

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

                                                                   Year Ended October 31,
                                                 2000            1999          1998          1997         1996
                                          --------------------------------------------------------------------
Statement of Operations Data:                        (In thousands, except per share amounts)
   Sales and service fees................  $    96,204     $    88,238    $   93,422    $   95,729     $  99,351

   Gross profit..........................  $    25,377     $    24,174    $   27,939    $   27,773     $  28,421

   Selling, general and adminis-
     trative expenses....................  $    23,538     $    21,259    $   21,786    $   21,047     $  21,343

   Restructuring charge (credit).........  $       300     $     (103)    $    1,162    $       --     $      --

   Operating income......................  $     1,539     $     3,018    $    4,991    $    6,726     $   7,078

   Interest expense......................  $       939     $     1,293    $      876    $    1,938     $   3,211

   License fee income and litigation
     settlement fees, net................  $     5,365     $       304    $    6,974    $   10,095     $     590

   Net income............................  $     5,035     $     1,802    $    9,254    $   13,804     $   4,264

   Earnings
     per common share-diluted............  $       .84     $       .30    $     1.39    $     2.06     $     .72

   Weighted average common
     shares outstanding-diluted..........        6,020           6,061         6,670         6,704         5,907


                                                                     As of October 31,
                                           2000            1999                1998          1997         1996
                                         ---------------------------------------------------------------------
Balance Sheet Data:                                               (Dollars in thousands)

   Current assets........................  $    49,195     $   52,856     $   55,143    $   42,222     $  44,108

   Current liabilities...................  $    23,124     $   19,580     $   25,794    $   19,370     $  23,336

   Working capital ......................  $    26,071     $   33,276     $   29,349    $   22,852     $  20,772

   Current ratio.........................          2.1            2.7            2.1           2.2           1.9

   Total assets..........................  $    65,024     $   69,632     $   71,696    $   58,748     $  59,750

   Long-term obligations.................  $     3,009     $   13,904     $    8,162    $    9,602     $  20,273

   Total debt............................  $     3,736     $   14,172     $    8,358    $   10,043     $  22,110

   Shareholders' equity..................  $    38,891     $   36,148     $   37,740    $   29,776     $  16,141

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS
------------------------------------------------------------

The following discussion should be read in conjunction with the Selected Financial Data and the Consolidated Financial Statements and Notes thereto appearing elsewhere herein. Certain statements made in this report may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors include, among others, changes in general economic and business conditions that affect demand for computer numeric control (CNC) systems, machine tools and software products, changes in manufacturing markets, innovations by competitors, quality and delivery performance by our contract manufacturers and governmental actions and initiatives including import and export restrictions and tariffs.

Results of Operations

The following table presents, for the fiscal years indicated, selected items from the Consolidated Statements of Operations expressed as a percentage of worldwide sales and service fees and the year-to-year percentage changes in the dollar amounts of those items.

                                                  Percentage of Revenues             Year-to-Year % Change
                                                                                       Increase (Decrease)
                                               2000       1999        1998         00 vs. 99       99 vs. 98
                                               -----      -----       -----        ---------       ---------
   Sales and service fees................     100.0%     100.0%      100.0%          9.0%            (5.6%)
   Gross profit..........................      26.4%      27.4%       29.9%          5.0%           (13.5%)
   Selling, general and
     administrative expenses.............      24.5%      24.1%       23.3%         10.7%            (2.4%)
   Operating income......................       1.6%       3.4%        5.3%        (49.0%)          (39.5%)
   License fee income and litigation
     settlement fees,  net...............       5.6%       0.3%        7.5%       1664.8%           (95.6%)
   Interest expense......................       0.9%       1.5%        0.9%        (27.4%)          (47.6%)
   Net income............................       5.2%       2.0%        9.9%        179.4%           (80.5%)

Fiscal 2000 Compared With Fiscal 1999

Net income for the fiscal year ended October 31, 2000 was $5.0 million, or $.84 per share, on a diluted basis, compared to $1.8 million, or $.30 per share, for the preceding year. Fiscal 2000 net income was due almost entirely to the receipt in the fourth quarter of proceeds from a settlement of a long-standing patent infringement claim.

Operating results for fiscal 2000, however, compared unfavorably to those for the prior year, due to the substantial adverse impact of converting foreign sales and costs, particularly those denominated in Euros, to U.S. dollars for financial reporting purposes. Had exchange rates in fiscal 2000 remained the same as the average rate in effect during fiscal 1999, income before taxes for fiscal 2000 would have increased by approximately $3.5 million.

Sales and service fees were $96.2 million for fiscal 2000, an increase of 9.0% from the $88.2 million reported for fiscal 1999. When measured at constant exchange rates, however, net sales and service fees would have been approximately $102.2 million for the fiscal year, an increase of 15.6% compared to the prior year.

The increase in sales and service fees was primarily driven by an increase in sales of computerized machine systems. Sales of computerized machine systems totaled $71.7 million in fiscal 2000 compared to $63.8 million in fiscal 1999, a 12.4% increase. Domestic sales of computerized machine systems in fiscal 2000 increased by $4.3 million, or 20.4%, due primarily to a 25% increase in units shipped. Shipments of computerized machine systems in Europe also increased by 15.5%. Shipments of computerized machine systems in Southeast Asia also benefited from significantly improved market conditions.

International sales, including export sales from the United States, approximated 57.5% of consolidated sales and service fees for fiscal 2000 compared to 58.4% for fiscal 1999.

New order bookings for fiscal 2000 were $100.7 million compared to $89.9 million for fiscal 1999, an increase of 12%. Orders for computerized machine systems increased $11.2 million reflecting a 30% increase in unit orders. Unit orders for machine systems in the U.S. increased 40% over fiscal 1999 as a result of a very strong fourth quarter, which reflected favorable acceptance of our new products introduced at the biennial International Manufacturing Technology Show
(IMTS) in September 2000, along with improved market conditions. Outside of the United States, orders for machine systems increased 23% due principally to increased market penetration in continental Europe and Southeast Asia. Orders in Southeast Asia also benefited from significantly improved market conditions. Backlog was $10.2 million at October 31, 2000, compared to $8.5 million at the end of fiscal 1999.

Gross profit margin, as a percentage of sales, declined in fiscal 2000 to 26.4% from 27.4% in fiscal 1999, due primarily to the unfavorable effects of the stronger U.S. dollar particularly in relationship to the Euro. The unfavorable effect was most pronounced in the fourth fiscal quarter.

Operating expenses increased to $23.5 million in fiscal 2000 from $21.3 million in fiscal 1999, due primarily to product development costs associated with the our new line of computerized machine systems as well as costs associated with expanded sales and marketing activities. The increased operating expenses, combined with the adverse margin impact of the strong U.S. dollar, resulted in a decrease in operating profit from $3.0 million in fiscal 1999 to $1.5 million in fiscal 2000.

In the fourth quarter of fiscal 2000, we recorded a restructuring charge of $300,000 for severance costs related to the termination of employees at our subsidiary, Autocon Technologies, Inc. in connection with the completion of the consolidation of this operation into our North American sales and service business.

Interest expense for fiscal 2000 declined by $354,000, or 27.4%, from the level in fiscal 1999, primarily due to the significant reduction in our outstanding borrowings.

Other expense was $359,000 in fiscal 2000 compared to other income of $25,000 in fiscal 1999. The increase is primarily the result of realized and unrealized currency losses associated with accounts receivable denominated in foreign currencies, primarily those linked to the Euro, which for the most part, were not hedged during fiscal 2000.

The provision for income taxes of $571,000 in fiscal 2000 is primarily related to the earnings of a foreign subsidiary as well as to the settlement of a previously disclosed German tax issue for approximately $275,000.

Domestic net operating loss carryforwards were substantially utilized in fiscal 2000. We would have recorded an additional tax provision of approximately $1.9 million in fiscal 2000 without the benefit of net operating loss carryforwards.
Note 6 to the Consolidated Financial Statements contains more information with respect to our net operating loss carryforwards.

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

Sales and service fees were $88.2 million for fiscal 1999, a decrease of 5.6% from the $93.4 million reported in fiscal 1998. The decrease in sales was due in part to the negative impact converting foreign sales to U.S. dollars for financial reporting purposes. At constant exchange rates, net sales and service fees for fiscal 1999 would have been $89.2 million.

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

Sales of stand-alone CNC systems and software declined by $4.1 million, or 27.9%. The decline in stand-alone CNC systems was primarily the result of an anticipated reduction in shipments to original equipment manufacturers and retrofit dealers of stand-alone CNC systems, primarily related to our DeltaTM Series CNC systems, as we have repositioned these products as components of integrated machine systems.

International sales, including export sales from the United States, increased to approximately 58.4% of consolidated sales and service fees for fiscal 1999 compared to 54.5% for fiscal 1998.

Orders for 1999 were $89.9 million compared to $92.4 million in the prior year, a $2.5 million, or 2.7%, decrease. Computerized machine system orders increased $1.5 million, or 2.3%, while stand-alone CNC system orders decreased $2.9 million, or 23.1%. Computerized machine system unit orders in Europe increased 7.2% while orders in the United States declined 10.5%. Offsetting the increase in computerized machine system orders in Europe was a decline in stand-alone CNC system unit orders of 32.3%. The decline in orders for stand-alone CNC systems is the result of our repositioning these products for marketing as components of integrated computerized machine systems.

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

License fee income and litigation settlement fees for fiscal 1999 were $304,000 compared to $7.0 million in the prior year. As previously reported, there are a limited number of CNC users that are not already licensed. As a result, license fee income and litigation settlement fees in fiscal 1999 were not expected to equal that recorded in fiscal 1998. Note 10 to the Consolidated Financial Statements contains more information on license fee income and litigation settlement fees.

The provision for income taxes in fiscal 1999 is primarily related to the earnings of a foreign subsidiary which no longer has the benefit of net operating loss carryforwards to offset taxable income. The fiscal 1999 provision was favorably impacted by a $377,000 tax asset recorded by a foreign subsidiary due to a change in its tax status. The provision for foreign income taxes in fiscal 1998 consisted of $640,000 of foreign withholding taxes resulting from license fee income and litigation settlement fees and approximately $1.2 million related to the earnings of foreign subsidiaries. Net operating loss carryforwards available to offset pre-tax income in future periods are described in Note 6 to the Consolidated Financial Statements.

EURO Currency

Many of the countries in which we sell our products and services are Member States of the Economic and Monetary Union (EMU). Beginning January 1, 1999, Member States of the EMU were permitted to begin trading in either their local currencies or the Euro, the official currency of EMU participating Member States. Parties are free to choose the unit they prefer in contractual relationships during the transitional period, beginning January 1999 and ending June 2002. Our computer system contains the functionality to process transactions in either a country's national currency or the Euro. We have not incurred and do not anticipate incurring any material adverse effects on our operations related to the EMU's conversion to the Euro. However, there can be no assurance that the conversion of EMU Member States to the Euro will not have a material adverse effect on our operations.


Foreign Currency Risk Management

We manage our foreign currency exposure through the use of foreign currency forward exchange contracts. We do not speculate in the financial markets and, therefore, do not enter into these contracts for trading purposes. We also moderate our currency risk related to significant purchase commitments with certain foreign vendors through price adjustment agreements that provide for a sharing of, or otherwise limit, the risk of currency fluctuations on the costs of purchased products. Note 1 to the Consolidated Financial Statements has more information on this subject.

Liquidity and Capital Resources

At October 31, 2000, we had cash and cash equivalents of $3.4 million compared to $3.5 million at October 31, 1999. Cash provided by operations totaled $12.9 million in fiscal 2000, compared to cash used by operations of $827,000 in fiscal 1999. Cash flow from operations in fiscal 2000 was enhanced by litigation settlement receipts of approximately $5.4 million, net of legal fees and taxes.

Working capital, excluding short-term debt was $28.1 million at October 31, 2000, compared to $33.3 million at October 31, 1999. The decline in working capital is attributable to a decrease in inventory of $4.6 million and an increase in accounts payable of $2.7 million. The decrease in inventory relates primarily to an increase in sales combined with a planned reduction in inventory of finished products available for shipment. The increase in accounts payable is the result of increased machine purchases from our contract manufacturers in the fourth fiscal quarter under terms that generally range from 60 to 120 days.

Capital investments for the fiscal 2000 consisted principally of expenditures for software development projects and purchases of equipment.

We repurchased 395,752 shares of our common stock during fiscal 1999 under our previously announced stock repurchase program. These shares are reflected as a reduction of common stock outstanding in calculating basic and diluted earnings per common share.

Total debt at October 31, 2000 was $3.7 million, representing 8.8% of total capitalization, compared to $14.2 million, or 28.2%, of total capitalization at October 31, 1999.

On December 29, 2000, we purchased 278,001 shares of our common stock for approximately $1.2 million from a related party, Brynwood Partners II L.P. The purchased shares will be reflected as a reduction in common stock.

We were in compliance with all loan covenants at October 31, 2000. We believe that cash flow generated from our future operations and borrowings available to us under our existing credit facilities will be sufficient to meet our anticipated cash requirements in the foreseeable future.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risks


Interest Rate Risk

Our bank line of credit is affected by the general level of U.S. and European interest rates and/or Libor. We had $950,000 outstanding under our bank line of credit at October 31, 2000 and the effect of interest rate changes will likely not be significant.


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

In fiscal 2000, approximately 58% of our sales and service fees, including export sales, were derived from foreign markets. All computerized machine systems, CNC systems and certain proprietary service parts are sourced by a central engineering and manufacturing division of our U.S. company and re-invoiced to our foreign sales and service subsidiaries, primarily in their functional currencies. The U.S. company enters into forward foreign exchange contracts from time to time to hedge the cash flow risk related to inter-company sales, inter-company purchases, inter-company accounts receivable and accounts payable denominated in foreign currencies. We do not speculate in the financial markets and, therefore, do not enter into these contracts for trading purposes.

Forward contracts for the sale and purchase of foreign currencies as of October 31, 2000:

                          Notional Amount
                            in Foreign       Weighted Avg.     Notional Amount     Fair Value
Forward Contracts            Currency         Forward Rate        in U.S. $     October 31, 2000      Maturity Dates
-----------------         ---------------    -------------     ---------------  ----------------      --------------
Sterling                      1,000,000          1.4549          1,454,871         1,450,000          Nov '00-Dec `00
Euro                          4,073,831           .8620          3,511,575         3,463,000          Nov '00-Dec `00
Singapore Dollar              1,989,000          1.7483          1,137,682         1,136,000          Nov '00-Dec `00
NT Dollar                   498,000,000           32.04         15,543,027        15,414,000          Nov '00-Oct `01


Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                    Report of Independent Public Accountants

To the Shareholders and
Board of Directors of
Hurco Companies, Inc.:

We have audited the accompanying consolidated balance sheets of Hurco Companies, Inc. (an Indiana corporation) and subsidiaries as of October 31, 2000 and 1999, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the three years in the period ended October 31, 2000. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hurco Companies, Inc. and subsidiaries as of October 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended October 31, 2000, in conformity with accounting principles generally accepted in the United States.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in Item 14(a) 2 is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.






                                                             ARTHUR ANDERSEN LLP


Indianapolis, Indiana,
December 5, 2000.

                              HURCO COMPANIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                 Year Ended October 31,
                                                                                 ----------------------
                                                                         2000              1999             1998
                                                                         ----              ----             ----
                                                                    (Dollars in thousands, except per share amounts)
Sales and service fees........................................       $ 96,204         $  88,238         $ 93,422

Cost of sales and service ....................................         70,827            64,064           65,483
                                                                     --------         ---------         --------

     Gross profit.............................................         25,377            24,174           27,939

Selling, general and administrative expenses..................         23,538            21,259           21,786

Restructuring charge (credit) (Note 15).......................            300              (103)           1,162
                                                                     ---------        ---------         --------

     Operating income ........................................          1,539             3,018            4,991

License fee income and litigation settlement fees, net
     (Note 12)................................................          5,365               304            6,974

Interest expense..............................................            939             1,293              876

Other income (expense), net...................................           (359)               25               99
                                                                     ---------        ---------         --------

     Income before income taxes...............................          5,606             2,054           11,188

Provision for income taxes (Note 6)...........................            571               252            1,934
                                                                     ---------        ---------         --------

Net income ...................................................       $  5,035         $   1,802         $  9,254
                                                                     =========        =========         ========


Earnings per common share - basic.............................       $    .85         $     .30         $   1.42
                                                                     =========        ==========        ========

Weighted average common shares outstanding - basic............          5,952             5,980            6,498
                                                                     =========        ==========        ========

Earnings per common share - diluted...........................       $    .84         $     .30         $   1.39
                                                                     =========        ==========        ========

Weighted average common shares outstanding - diluted..........          6,020             6,061            6,670
                                                                     =========        ==========        ========

The accompanying notes are an integral part of the Consolidated Financial Statements.

                               HURCO COMPANIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS

                                                                                                   As of October 31,
                                                                                                 2000           1999
                                                                                                 ----           ----
                                                                                    (Dollars in thousands, except per share amounts)
Current assets:
   Cash and cash equivalents.....................................................              $   3,384      $   3,495
   Accounts receivable, less allowance for doubtful accounts of $741 in 2000 and $687 in 1999     17,842         17,154
   Inventories ..................................................................                 26,176         30,767
   Other.........................................................................                  1,793          1,440
                                                                                               ---------      ---------
     Total current assets........................................................                 49,195         52,856
                                                                                               ---------      ---------
Long-term license fee receivables (Note 12)......................................                     --            434
                                                                                               ---------      ---------
Property and equipment:
   Land..........................................................................                    761            761
   Building......................................................................                  7,162          7,168
   Machinery and equipment.......................................................                 11,000         11,182
   Leasehold improvements........................................................                    992          1,005
                                                                                               ---------      ---------
                                                                                                  19,915         20,116
   Less accumulated depreciation and amortization................................                (11,122)       (11,165)
                                                                                               ---------      ---------
                                                                                                   8,793          8,951
Software development costs, less accumulated amortization of $6,505 in 2000 and $5,174 in 1999     3,326          3,951
Other assets.....................................................................                  3,710          3,440
                                                                                               ---------      ---------
                                                                                               $  65,024      $  69,632
                                                                                               ---------      ---------
                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable..............................................................              $  10,896      $   8,519
   Accounts payable-related parties..............................................                  2,697          2,372
   Accrued expenses..............................................................                  6,714          5,935
   Accrued warranty expenses.....................................................                    831            968
   Current portion of long-term debt.............................................                  1,986          1,786
                                                                                               ---------      ---------
     Total current liabilities...................................................                 23,124         19,580
                                                                                               ---------      ---------
Non-current liabilities:
   Long-term debt ...............................................................                  1,750         12,386
   Deferred credits and other ...................................................                  1,259          1,518
                                                                                               ---------      ---------
                                                                                                   3,009         13,904
Commitments and contingencies (Notes 10 and 11)
Shareholders' equity:
   Preferred stock: no par value per share; 1,000,000 shares authorized; no shares issued             --             --
   Common stock: no par value; $.10 stated value per share; 12,500,000 shares authorized; 5,955,359
     and 5,951,859 shares issued and outstanding in 2000 and 1999, respectively..                    596            595
   Additional paid-in capital....................................................                 46,347         46,340
   Accumulated deficit...........................................................                   (313)        (5,348)
   Foreign currency translation adjustment.......................................                 (7,739)        (5,439)
                                                                                               ---------      ---------
     Total shareholders' equity..................................................                 38,891         36,148
                                                                                               ---------      ---------
                                                                                               $  65,024      $  69,632
                                                                                               =========      =========
The accompanying notes are an integral part of the Consolidated Financial Statements.

                                                 HURCO COMPANIES, INC.
                                         CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                              Year Ended
                                                                                              October 31,
                                                                                    2000         1999          1998
                                                                                    ----         ----          ----
                                                                                      (Dollars in thousands)
Cash flows from operating activities:
   Net income .............................................................     $  5,035       $  1,802      $  9,254
   Adjustments to reconcile net income to
   net cash provided by (used for) operating activities:
     Depreciation and amortization.........................................        2,519          2,428         2,138
     Restructuring charge (credit) ........................................          300           (103)        1,162
     Change in assets/liabilities
      (Increase) decrease in accounts receivable...........................       (2,101)           974        (2,808)
      (Increase) decrease in inventories...................................        2,717            801        (8,775)
      Increase (decrease) in accounts payable..............................        2,917         (4,825)        6,864
      Increase (decrease) in accrued expenses..............................        1,023           (928)         (994)
      Other................................................................          440           (976)         (931)
                                                                                ---------      ---------      --------
         Net cash provided by (used for) operating activities..............       12,850           (827)        5,910
                                                                                ---------      ---------      --------

Cash flows from investing activities:
   Proceeds from sale of equipment.........................................           36             69            93
   Purchase of property and equipment......................................       (1,193)        (1,176)       (1,013)
   Software development costs..............................................         (706)          (981)       (1,315)
   Other ..................................................................         (138)          (288)         (411)
                                                                                ---------      ---------      --------
         Net cash (used for) investing activities..........................       (2,001)        (2,376)       (2,646)
                                                                                ---------      ---------      --------
Cash flows from financing activities:
   Advances on bank credit facilities......................................       28,500         61,920        15,053
   Repayments of bank credit facilities....................................      (37,150)       (54,320)      (14,953)
   Repayments of term debt.................................................       (1,786)        (1,786)       (1,786)
   Proceeds from exercise of common stock options..........................            8             18           120
   Purchase of common stock................................................           --         (2,379)       (1,827)
                                                                                --------       ---------      --------
         Net cash provided by (used for) financing activities..............      (10,428)         3,453        (3,393)
                                                                                --------       ---------      --------
Effect of exchange rate changes on cash....................................         (532)           (31)           34
                                                                                --------       ---------      --------
         Net increase (decrease) in cash...................................         (111)           219           (95)

Cash and cash equivalents at beginning of year.............................        3,495          3,276         3,371
                                                                                --------       ---------      --------

Cash and cash equivalents at end of year...................................     $  3,384       $  3,495       $ 3,276
                                                                                ========       =========      ========
Supplemental disclosures:
   Cash paid for:
      Interest.............................................................     $    834       $  1,016       $   702
      Income taxes.........................................................     $    739       $  1,003       $ 1,818

The accompanying notes are an integral part of the Consolidated
Financial Statements.

                             HURCO COMPANIES, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                                                       Accumulated
                                                                                                          Other
                                                                                                      Comprehensive
                                                                                                      Income (loss):
                                                                                                         Foreign
                                                        Common Stock      Additional                     Currency
                                                Shares Issued              Paid-In      Accumulated    Translation
                                                & Outstanding    Amount    Capital         Deficit      Adjustment       Total
                                                                                    (Dollars in thousands)
Balances, October 31, 1997.................       6,544,831      $ 654    $ 50,349       $(16,404)      $(4,823)       $29,776


Net income.................................              --         --          --          9,254            --          9,254

Translation of foreign currency financial
   statements..............................              --         --          --             --           417            417
Comprehensive Income.......................                                                                              9,671

Exercise of common stock options...........          49,780          5         115             --            --            120

Purchase of common stock...................        (254,500)       (25)     (1,802)            --            --         (1,827)
                                                 ----------     ------    ---------      ---------      --------       --------

Balances, October 31, 1998.................       6,340,111      $ 634    $ 48,662       $ (7,150)      $(4,406)       $37,740
                                                 ----------     ------    ---------      ---------      --------       --------

Net income.................................              --         --          --          1,802            --          1,802

Translation of foreign currency financial
   statements..............................              --         --          --             --        (1,033)        (1,033)
Comprehensive Income.......................                                                                                769

Exercise of common stock options...........           7,500          1          17             --            --             18

Purchase of common stock...................        (395,752)       (40)     (2,339)            --            --         (2,379)
                                                 ----------     ------    ---------      ---------      --------       --------

Balances, October 31, 1999.................       5,951,859      $ 595    $ 46,340       $ (5,348)      $(5,439)       $36,148
                                                 ----------     ------    ---------      ---------      --------       --------

Net income.................................             --          --          --          5,035            --          5,035

Translation of foreign currency financial
   statements..............................             --          --          --             --        (2,300)        (2,300)
Comprehensive Income.......................                                                                              2,735

Exercise of common stock options...........          3,500           1           7             --            --              8
                                                ----------      ------    ---------      ---------      --------        -------

Balances, October 31, 2000.................      5,955,359       $ 596    $ 46,347       $   (313)      $(7,739)        $38,891
                                                ==========      ======    =========      =========      ========        =======

The   accompanying   notes  are  an  integral  part  of  the Consolidated
Financial Statements.

                              HURCO COMPANIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation. The consolidated financial statements include the accounts of Hurco Companies, Inc. (an Indiana corporation) and our wholly owned and controlled subsidiaries. We have a 35% and 24% ownership interest in two affiliates accounted for using the equity method. These investments are included in Other Assets on the accompanying Consolidated Balance Sheets. Intercompany accounts and transactions have been eliminated.

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

Hedging. We enter into foreign currency forward exchange contracts to hedge certain inter-company sale and purchase commitments denominated in foreign currencies (primarily pound sterling, Euro and New Taiwan Dollar). The purpose of these instruments is to protect us from the risk that the U.S. dollar net cash inflows and outflows resulting from the sales and purchases denominated in foreign currencies will be adversely affected by changes in exchange rates. Gains and losses on these hedge contracts are deferred and recognized as an adjustment to the related sale or purchase transactions.

We enter into  foreign  currency  forward  exchange  contracts  periodically  to provide a hedge against the effect of foreign currency fluctuations on receivables and payables denominated in foreign currencies. Gains and losses related to contracts designated as hedges of receivables and payables denominated in foreign currencies are accrued as exchange rates change and are recognized as "Other income (expense), net" in the Consolidated Statements of Operations.

The U.S. dollar equivalent notional amount of outstanding foreign currency forward exchange contracts was approximately $22.0 million as of October 31, 2000 ($15.5 million related to intercompany purchase commitments) and $4.5 million as of October 31, 1999 ($2.1 million related to firm intercompany sales commitments). Deferred losses related to hedges of future sales transactions were approximately $155,300 and $48,000 as of October 31, 2000 and 1999, respectively. Contracts outstanding at October 31, 2000 mature at various times through October 2001. Contracts are for the sale and purchase of foreign currency. We do not enter into these contracts for trading purposes.

On November 1, 2000, we adopted Statement of Financial Accounting Standards (SFAS) No. 133 Accounting for Derivative Instruments and Hedging Activities. Refer to Footnote 16 for more information on the impact of SFAS No. 133.

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

Revenue Recognition. Sales of products and services are recorded when products are shipped or services are performed. Service fees from maintenance contracts are deferred and recognized in earnings on a pro rata basis over the period of the agreement. Sales related to software products are recognized when shipped in conformity with American Institute of Certified Public Accountants' Statement of Position 97-2 Software Revenue Recognition.

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

Research and Development Costs. The costs associated with research and development programs for new products and significant product improvements are expensed as incurred and included in selling, general and administrative expenses. Research and development expenses totaled $3.2 million, $2.5 million and $2.4 million in fiscal 2000, 1999, and 1998, respectively.

Costs incurred to develop computer software products and significant enhancements to software features of existing products to be sold or otherwise marketed are capitalized, after technological feasibility is established. Software development costs are amortized to Cost of Sales on a straight-line basis over the estimated product life of the related software, which ranges from three to five years. We capitalized $706,000 in 2000, $1.0 million in 1999 and $1.3 million in 1998 related to software development projects. Amortization expense was $1.3 million, $1.3 million and $1.1 million for the years ended October 31, 2000, 1999, and 1998, respectively.

Earnings Per Share. Earnings per share of common stock are based on the weighted average number of common shares outstanding, which, for diluted purposes, includes the effects of outstanding stock options computed using the treasury method.

Income Taxes. We record income taxes under SFAS 109 "Accounting for Income Taxes". SFAS 109 utilizes the liability method for computing deferred income taxes and requires that the benefit of certain loss carryforwards be recorded as an asset and that a valuation allowance be established against the asset to the extent it is "more likely than not" that the benefit will not be realized.

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

The end market for our products consists primarily of precision tool, die and mold manufacturers, independent job shops and specialized short-run production applications within large manufacturing operations. Industries served include: aerospace, defense, medical equipment, energy, transportation and computer industries. Our products are sold through independent agents and distributors in countries throughout North America, Europe and Asia. We also maintain direct sales operations in the United States, England, France, Germany, Italy and Singapore.

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

Reliance on Contract Manufacturers. We contract with manufacturing contractors located in Taiwan and Europe for the manufacture and assembly of computerized machine systems, based on our designs and specifications. Any interruption from these sources would restrict the availability of our computerized machine systems and would affect operating results adversely.

3. INVENTORIES

Inventories as of October 31, 2000 and 1999 are summarized below (in thousands):

                                                         2000           1999
                                                     --------       --------
       Purchased parts and sub-assemblies........    $ 10,526       $  9,104
       Work-in-process...........................       1,339          1,070
       Finished goods............................      14,311         20,593
                                                     --------       --------
                                                     $ 26,176       $ 30,767
                                                     ========       ========

                              HURCO COMPANIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


4.  DEBT AGREEMENTS


Long-term debt as of October 31, 2000 and 1999, consisted of (in thousands):
                                                        2000           1999
                                                    --------       --------
 Bank revolving credit facilities................   $    950       $  9,600
 Senior Notes....................................      1,786          3,572
 Economic Development Revenue Bonds, Series 1990.      1,000          1,000
                                                    --------       --------
                                                       3,736         14,172
 Less current portion............................      1,986          1,786
                                                    --------       --------
                                                    $  1,750       $ 12,386
                                                    ========       ========

As of October 31, 2000, long-term debt was payable as follows (in thousands):

         Fiscal 2001.............................   $  1,986
         Fiscal 2002.............................      1,150
         Fiscal 2003.............................        200
         Fiscal 2004.............................        200
         Fiscal 2005 ............................        200
                                                    --------
                                                    $  3,736
                                                    ========

As of October 31, 2000 and 1999, we had $8.5 million and $7.2 million, respectively, of outstanding letters of credit issued to non-U.S. suppliers for inventory purchase commitments. As of October 31, 2000, we had unutilized credit facilities of $15.6 million available for either direct borrowings or commercial letters of credit.

As of October 31, 2000 and 1999, the domestic bank revolving credit facility was payable at an interest rate of 9.5% and 6.9-8.25%, respectively. Interest was payable on the Senior Notes at 10.37% at October 31, 2000 and 1999.


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

                              HURCO COMPANIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


     b)  Senior Notes

         At October 31, 2000, we had outstanding approximately $1.8 million of unsecured Senior Notes, bearing an interest rate of 10.37%. The final installment of $1.8 million is due on December 1, 2000. The financial covenants substantially conform to those contained in our bank credit agreement.

The Economic Development Revenue Bonds are payable in five equal annual installments beginning on September 1, 2001 and are secured by a letter of credit issued in the amount of $1.1 million by a bank. The Bonds' interest rates adjust weekly and, as of October 31, 2000 and 1999, interest was accruing at a rate of 4.65% and 3.7%, respectively.

We were in compliance with all loan covenants at October 31, 2000.


5. FINANCIAL INSTRUMENTS

The carrying amounts for trade receivables and payables approximate their fair values. At October 31, 2000 the carrying amounts and fair values of our financial instruments, which includes bank revolving credit facilities, senior notes and Economic Development Revenue Bonds are not materially different.

We also have off-balance sheet financial instruments in the form of foreign currency forward exchange contracts as described in Note 1 to the Consolidated Financial Statements. The U.S. dollar equivalent notional amount and fair value of these contracts were $22.0 million and $21.5 million at October 31, 2000. Current market prices were used to estimate the fair value of the foreign currency forward exchange contracts.

The future value of the foreign currency forward exchange contracts and the related currency positions are subject to offsetting market risk resulting from foreign currency exchange rate volatility. The counterparties to these contracts are substantial and creditworthy financial institutions. Neither the risk of counterparty non-performance nor the economic consequences of counterparty non-performance associated with these contracts are considered material.

                              HURCO COMPANIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

6.  INCOME TAXES

Deferred income taxes reflect the effect of temporary differences between the tax basis of assets and liabilities and the reported amounts of those assets and liabilities for financial reporting purposes. Deferred income taxes also reflect the value of net operating losses and an offsetting valuation allowance. Our total deferred tax assets and corresponding valuation allowance at October 31, 2000 and 1999, consisted of the following (in thousands):

                                                                                                   October 31,
                                                                                        -----------------------------
                                                                                            2000                1999
                                                                                        ---------           ---------
Tax effects of future tax deductible items related to:
     Accrued inventory reserves.................................................       $      890           $     824
     Accrued warranty expenses..................................................              226                 249
     Deferred compensation .....................................................              365                 310
     Other accrued expenses.....................................................              830                 745
                                                                                        ---------             -------
         Total deferred tax assets..............................................            2,311               2,128
                                                                                        ---------             -------

Tax effects of future taxable differences related to:
     Accelerated tax deduction and other tax over book
       deductions related to property, equipment and software...................           (1,552)             (1,774)
     Other......................................................................             (672)               (575)
                                                                                        ---------             -------
       Total deferred tax liabilities...........................................           (2,224)             (2,349)
                                                                                        ---------             -------

       Net tax effects of temporary differences.................................               87                (221)
                                                                                        ---------             -------

Tax effects of carryforward benefits:
     U.S. federal net operating loss carryforwards, ............................               --               1,636
     Foreign tax benefit carryforwards
       with various expiration years............................................            1,561               1,339
     U.S. federal general business tax credits,
       expiring 2008-2013.......................................................              548               1,001
     U.S. Alternative Minimum Tax Credit with no expiration.....................              508                 426
                                                                                        ---------           ---------
         Tax effects of carryforwards ..........................................            2,617               4,402
                                                                                        ---------           ---------

         Tax effects of temporary differences and carryforwards.................            2,704               4,181
         Less valuation allowance...............................................           (2,196)             (3,755)
                                                                                        ---------           ---------
         Net deferred tax asset.................................................        $     508           $     426
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

                              HURCO COMPANIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


Income (loss) before income taxes (in thousands):

                                                                               Year Ended October 31,
                                                                               ----------------------
                                                                       2000              1999             1998
                                                                   ----------       -----------      -----------
       Domestic...............................................     $   5,459        $    1,848       $    8,809
       Foreign................................................           147               206            2,379
                                                                    --------         ---------        ---------
                                                                   $   5,606        $    2,054       $   11,188
                                                                    ========         =========        =========

Differences between the effective tax rate and U.S. federal income tax rate were (in thousands):

Tax at U.S. statutory rate....................................     $  1,962         $      719       $    3,915

Foreign withholding taxes.....................................           19                  4              640

German tax settlement (Note 10)...............................          275                 --               --

Effect of tax rates of international jurisdictions
  in excess of U.S. statutory rates...........................           39                209              563

State income taxes............................................           46                 41               35

Utilization of net operating loss carryforwards...............       (1,770)              (721)          (3,219)
                                                                    --------         ---------        ---------

Provision for income taxes....................................     $     571        $      252       $    1,934
                                                                    ========         =========        =========

Foreign withholding taxes are the result of foreign dividends received during fiscal 2000 and 1999 and certain license fee payments received during fiscal 1998. Our provision for income taxes in fiscal 2000, 1999 and 1998 represents taxes currently payable.

We have not provided any U.S. income taxes on the undistributed earnings of our foreign subsidiaries or equity method investments based upon our determination that such earnings will be indefinitely reinvested.

7.  EMPLOYEE BENEFITS

We have defined contribution plans that include a majority of our employees worldwide, under which our contributions are discretionary. The purpose of these plans is generally to provide additional financial security during retirement by providing employees with an incentive to save throughout their employment. Our contributions to the plans are based on employee contributions or compensation. Our contributions totaled $321,422, $331,605 and $357,000 for the years ended October 31, 2000, 1999 and 1998, respectively.

We also have Split-Dollar Life Insurance Agreements with our executive officers. Under the terms of the agreements, we pay all of the premiums on behalf of the officers. We will be repaid the premiums from the policies' cash surrender value when the policies are terminated in accordance with the provisions of the agreements.

                              HURCO COMPANIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


8.  STOCK OPTIONS


In March 1997,  we adopted the 1997 Stock  Option and  Incentive  Plan (the 1997
Plan) which allows us to grant awards of options to purchase shares of our common stock, stock appreciation rights, restricted shares and performance shares. The 1997 Plan was amended in fiscal 2000 to increase the maximum number of shares of common stock that may be issued from 500,000 to 750,000 and to increase the maximum number of shares of common stock that may be granted to any individual during the term of the 1997 Plan from 100,000 to 200,000 shares. Options granted under the 1997 Plan are exercisable for a period up to ten years after date of grant and vest in equal annual installments as specified by the Compensation Committee of our Board of Directors at the time of grant. The option price of options intended to qualify as incentive stock options may not be less than 100% of the fair market value of a share of common stock on the date of grant. As of October 31, 2000, options to purchase 305,500 shares had been granted under the 1997 Plan.

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

A summary of the status of the options under the 1990 and 1997 Plans as of October 31, 2000, 1999 and 1998 and the related activity for the year is as follows:

                                                       Shares under    Weighted average exercise
                                                             option              price per share
----------------------------------------------- -------------------- ----------------------------
Balance October 31, 1997                                    421,860                        $4.07
  Granted                                                    26,000                         8.25
  Cancelled                                                 (4,000)                         5.13
  Expired                                                         -                            -
  Exercised                                                (49,780)                         2.43
----------------------------------------------- -------------------- ----------------------------
Balance October 31, 1998                                    394,080                         4.54
  Granted                                                   305,500                         5.68
  Cancelled                                                (20,400)                         4.91
  Expired                                                         -                            -
  Exercised                                                 (7,500)                         2.42
----------------------------------------------- -------------------- ----------------------------
Balance October 31, 1999                                    671,680                         5.07
  Granted                                                   180,600                         3.76
  Cancelled                                                (22,120)                         6.15
  Expired                                                         -                            -
  Exercised                                                 (3,500)                         2.13
----------------------------------------------- -------------------- ----------------------------
Balance October 31, 2000                                    826,660                        $4.77
=============================================== ==================== ============================

                              HURCO COMPANIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Stock options outstanding and exercisable on October 31, 2000 are as follows:

                                                          Weighted average      Weighted average remaining
Range of exercise prices     Shares under option  exercise price per share       contractual life in years
per share
--------------------------- --------------------- ------------------------- -------------------------------
Outstanding
  $2.125-5.125                           465,160                     $3.60                             6.2
    5.813-8.250                          361,500                      6.28                             6.8
--------------------------- --------------------- ------------------------- -------------------------------
  $2.125-8.250                           826,660                     $4.77                             6.5
=========================== ===================== ========================= ===============================
Exercisable
  $2.125-5.125                           300,419                     $3.44                               -
    5.813-8.250                          187,400                      6.55                               -
--------------------------- --------------------- ------------------------- -------------------------------
  $2.125-8.250                           487,819                     $4.63                               -
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

The weighted average fair value at date of grant for options granted during fiscal 2000, 1999, and 1998 was $2.72, $3.85, and $6.10 per share, respectively. The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions:

                                      2000        1999        1998
---------------------------------- ----------- ----------- -----------
---------------------------------- ----------- ----------- -----------
Expected dividend yield                 0.00%       0.00%      0.00%
Expected volatility                    56.33%      55.09%     57.50%
Risk-free interest rate                 6.20%       4.69%      5.83%
Expected term in years                  10          10         10
---------------------------------- ----------- ----------- -----------

If we had adopted the provisions of SFAS No. 123, net income and earnings per share would have been as follows:

                                        2000              1999             1998
---------------------------- ---------------- ----------------- ----------------
---------------------------- ---------------- ----------------- ----------------
Net income (in thousands)             $4,726            $1,484           $9,181
Earnings per share:
  Basic                                 $.79              $.25            $1.41
  Diluted                               $.79              $.24            $1.38
---------------------------- ---------------- ----------------- ----------------

                              HURCO COMPANIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

As of October 31, 2000, there were outstanding non-qualified options that had been granted outside of the 1990 and 1997 plans to outside members of the Board of Directors to purchase 50,000 and 75,000 shares at $5.13 and $5.81 per share, respectively. These shares are exercisable as of October 31, 2000. The options expire at various dates between 2001 and 2004. During fiscal 2000, 30,000 non-qualified options were granted to two new directors at $3.75 per share and are exercisable in May 2001.

9.  RELATED PARTY TRANSACTIONS

We own approximately 24% of one of our Taiwanese-based contract manufacturers. This investment of $361,000 is accounted for using the equity method and is included in Other Assets on the Consolidated Balance Sheet. Purchases of product from this contract manufacturer are negotiated on an arms length basis and totaled $8.6 million, $7.8 million and $7.4 million for the years ended October 31, 2000, 1999 and 1998, respectively. Trade payables to this contract manufacturer were $2.2 million and $1.5 million at October 31, 2000 and 1999, respectively.

As of October 31, 2000, we own 35% of Hurco Automation, Ltd. (HAL), a Taiwan based company. HAL's scope of activities includes the design, manufacture, sales and distribution of industrial automation products, software systems and related components, including CNC systems and components manufactured under contract for sale exclusively to us. We are accounting for the investment using the equity method. The investment of $932,000 at October 31, 2000 is included in Other Assets on the Consolidated Balance Sheet. Purchases of product from this supplier are negotiated on an arms length basis and amounted to $4.2, $3.6 million and $3.1 million in 2000, 1999 and 1998, respectively. Trade payables to HAL were $542,000 and $672,000 at October 31, 2000 and 1999, respectively. Trade receivables from HAL were $461,000 and $0 at October 31, 2000 and 1999, respectively.

10.  LITIGATION AND CONTINGENCIES

As previously reported, Hurco and its subsidiary IMS Technology, Inc. (IMS) have been parties to a number of legal proceedings which involved alleged infringement of a United States interactive machining patent (the Patent) owned by IMS. All actions have been settled through licensing arrangements or litigation settlements. On August 8, 2000, Hurco and IMS agreed to a settlement with Haas Automation Inc. and Gene Haas (Haas). Under the settlement, IMS licensed the Patent to Haas and Haas made a one-time payment to IMS. We reported license fee income and litigation settlement fees, net of expenses, of approximately $5.4 million in the fourth quarter of fiscal 2000 primarily resulting from this settlement.

A German tax examiner had contested our transfer of net operating losses between two of our German subsidiaries that merged in fiscal 1996. The contingent tax liability resulting from this issue was approximately $1.4 million. In the fourth quarter of fiscal 2000, this matter was settled for approximately $275,000. The contingency was not previously accrued and as a result, the settlement was recorded in the fourth quarter and is included in the provision for income taxes.

In addition, we are involved in various other claims and lawsuits arising in the normal course of business. We believe that none of these claims are likely to have a material adverse effect on our consolidated financial position or results of operations.

                              HURCO COMPANIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


11.  OPERATING LEASES

We lease facilities and vehicles under operating leases that expire at various dates through 2005. Future payments, exclusive of amounts reflected in the balance sheet, required under operating leases as of October 31, 2000, are summarized as follows (in thousands):


         2001............................................      $ 1,592
         2002............................................          948
         2003............................................          402
         2004............................................          308
         2005............................................          158
                                                              --------
         Total...........................................      $ 3,408
                                                              ========

Rent expense for the years ended October 31, 2000, 1999, and 1998 was $1.7 million, $1.7 million and $1.8 million, respectively.


12.  LICENSE FEE INCOME AND LITIGATION SETTLEMENT FEES, NET

License fee income and litigation settlement fees, net for fiscal 2000, 1999 and 1998 were attributable to agreements entered into by IMS, pursuant to which IMS granted fully paid-up licenses of its interactive CNC patents in exchange for cash and other consideration. As of October 31, 2000, additional license fees of approximately $300,000, net of legal fees and expenses, related to future payments under completed license agreements have been deferred and are expected to be recognized in income over the one-year remaining life of the licensed patent.

                              HURCO COMPANIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


13.  QUARTERLY HIGHLIGHTS (Unaudited)

2000 (In thousands, except per share data)
                                                         First Quarter     Second Quarter     Third Quarter      Fourth Quarter
Sales and service fees...............................    $  24,524         $   24,197         $   22,676          $  24,807

Gross profit.........................................        6,721              6,732              6,115              5,809

Gross profit margin percentage.......................        27.4%              27.8%              27.0%              23.4%

Selling, general and administrative expenses.........        5,820              5,623              5,768              6,627

Operating income (loss)..............................          901              1,109                347              (818)

Net income ..........................................          459                602                407              3,567

Earnings per common share - basic....................    $     .08         $      .10         $      .07          $     .60

Earnings per common share - diluted..................    $     .08         $      .10         $      .07          $     .59


1999 (In thousands, except per share data)
                                                         First Quarter     Second Quarter     Third Quarter      Fourth Quarter

Sales and service fees...............................    $  21,147            $21,532            $20,783            $24,776

Gross profit.........................................        6,004              5,858              5,915              6,397

Gross profit margin percentage.......................        28.4%              27.2%              28.5%              25.8%

Selling, general and administrative expenses.........        5,335              5,352              5,152              5,420

Restructuring charge (credit)........................           --              (103)                 --                 --

Operating income.....................................          669                609                763                977

Net income ..........................................          175                554                400                673

Earnings per common share - basic....................    $     .03         $      .09         $      .07          $     .11

Earnings per common share - diluted..................    $     .03         $      .09         $      .07          $     .11

                              HURCO COMPANIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

Substantially all of our machine systems and CNC systems are manufactured to our specifications by contract manufacturing companies in Taiwan and Europe. Our executive offices and principal design, engineering, and manufacturing management operations are headquartered in Indianapolis, Indiana. We sell our products through over 240 independent agents and distributors in 45 countries throughout North America, Europe and Asia. We also have our own direct sales and service organizations in the United States, England, France, Germany, Italy and Singapore, which are considered to be among the world's principal computerized machine system consuming countries. During fiscal 2000, no customer accounted for more than 5% of our sales and service fees.

The following table sets forth the contribution of each of our product groups to our total sales and service fees during each of the past three fiscal years (in thousands):

                                               Year Ended October 31,
                                      2000              1999             1998
                                    -------           -------          -------

 Computerized Machine Systems...    $71,708           $63,793          $64,770
 CNC Systems and Software*......      9,605            10,623           14,727
 Service Parts..................     10,649             9,574            9,424
 Services Fees..................      4,242             4,248            4,501
                                    -------           -------          -------
                                    $96,204           $88,238          $93,422
                                    =======           =======          =======
--------------
*Amounts shown do not include CNC systems sold as an integrated component of computerized machine systems.

Revenues by geographic area, based on customer location, for each of the past three fiscal years were (in thousands):
                                               Year Ended October 31,
                                    ------------------------------------------
                                      2000              1999             1998
                                    -------           -------          -------

         United States.........     $40,920           $36,730          $42,486
                                    -------           -------          -------

         Germany...............      23,654            25,388           24,949
         United Kingdom........      10,128             9,567            9,454
         Other Europe..........      12,932            12,087           12,112
                                    -------           -------          -------
           Total Europe........      46,714            47,042           46,515

         Asia and Other........       8,570             4,466            4,421
                                    -------           -------          -------
           Total Foreign.......      55,284            51,508           50,936
                                    -------           -------          -------
                                    $96,204           $88,238          $93,422
                                    =======           =======          =======

                              HURCO COMPANIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Long-lived assets by geographic area were (in thousands):
                                                  October 31,
                                            -------------------------
                                                2000           1999
                                            ----------     ----------
         United States.................     $   14,257     $   15,105
         Foreign Countries.............          1,064          1,671
                                            ----------     ----------
                                            $   15,321     $   16,776
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

         Excess building capacity                       $   500
         Discontinued capitalized software projects         301
         Fixed asset impairments                            170
         Equipment leases                                   101
         Severance costs                                     90
                                                        --------
                                                        $ 1,162

Of the $1.2 million provision, $691,000 was charged to the restructuring reserve while the remainder was used for asset impairments. On April 30, 1999, the excess building space was subleased, effective June 15, 1999 through July 31, 2001. The reserve was adjusted to reflect the terms of the sublease resulting in a restructuring credit of approximately $103,000. The excess building capacity reserve represents the final year of the building lease which has not been sublet. In the fourth quarter of fiscal 2000, we recorded a restructuring charge of $300,000 for severance costs related to the termination of employees at our subsidiary, Autocon Technologies, Inc. in connection with the completion of the consolidation of this operation into our North American sales and service business. At October 31, 2000, the restructuring reserve balance was approximately $640,000 and consisted of the following:

                          Balance                     Charges to        Balance
      Description         10/31/99     Provision        Accrual         10/31/00
      -----------         --------     ----------       -------         --------
Excess Building Capacity   $  286        $  --           $  --           $  286
Equipment Leases               77           --             (23)              54
Severance                      --          300              --              300
                          --------     ----------       -------         --------
                           $  363        $ 300           $ (23)          $  640
                          ========     ==========       =======         ========

16.  NEW ACCOUNTING PROUNCEMENT

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement which is effective for the Company on November 1, 2000, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts. This statement requires that every derivative instrument be recorded in the balance sheet as either an asset or a liability measured at its fair value. Changes in the fair value of derivatives are to be recorded each period in earnings or comprehensive income, depending on whether the derivative is designated and effective as part of a hedged transaction, and on the type of hedge transaction. Gains or losses on derivative instruments reported in other comprehensive income must be reclassified as earnings in the period in which earnings are affected by the underlying hedged item, and the ineffective portion of all hedges must be recognized in earnings in the current period. This new standard could results in additional volatility in reported earnings and other comprehensive income.

SFAS No. 133 requires that as of the date of initial adoption, the difference between the fair value of the derivative instruments recorded on the balance sheet and the previous carrying amount of those derivatives be reported in net income or other comprehensive income, as appropriate, as the cumulative effect of a change in accounting principle in accordance with APB 20
"Accounting Changes".

On November 1, 2000, we recorded the effect of the transition to SFAS No. 133 as a cumulative effect of a change in accounting principle, the result of which was not material to the Company's consolidated financial position or results of operations.


17.  SUBSEQUENT EVENTS (unaudited)

On December 29, 2000, we purchased 278,001 shares of our common stock for approximately $1.2 million from a related party, Brynwood Partners II L.P. The purchased shares will be reflected as a reduction in common stock.


Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
--------------------------------------------------------------------------------

Not applicable.

                                    PART III

Item 10.  EXECUTIVE OFFICERS AND DIRECTORS OF THE REGISTRANT


The following information sets forth the name of each executive officer and director, his age, tenure as a director, principal occupation and business experience for the last five years:

Name                                       Age       Position(s) with the Company

Brian D. McLaughlin                        58        President, Chief Executive Officer and Director

Roger J. Wolf                              60        Senior Vice President, Secretary,
                                                     Treasurer and Chief Financial Officer

James D. Fabris                            49        Executive Vice President - Operations

Bernard C. Faulkner                        49        President - Hurco North America

David E. Platts                            48        Vice President, Technology and Business Development

Stephen J. Alesia                          34        Corporate Controller, Assistant Secretary

Robert W. Cruickshank                      55        Director

Michael Doar                               45        Director

Hendrik J. Hartong, Jr.                    61        Director

Richard T. Niner                           61        Director

O. Curtis Noel                             65        Director

Charles E. Mitchell Rentschler             61        Director


Brian D. McLaughlin has been President and Chief Executive Officer of Hurco since December 1987. Mr. McLaughlin has also been a director since 1987.

Roger J. Wolf has been Senior Vice President, Secretary, Treasurer and Chief Financial Officer since January 1993.

James D. Fabris was elected Executive Vice President - Operations in November 1997 and Vice President of Hurco in February 1995. Mr. Fabris was President of Hurco Machine Tool Products Division from November 1993 to December 1997.

David E. Platts has been employed by Hurco since 1982, and was elected Vice President, Technology and Business Development in 1989.

Bernard C. Faulkner joined Hurco in March 2000 and was elected an Executive Officer in May 2000. Prior to joining Hurco, Mr. Faulkner was Vice President and General Manager for the Industrial Products division of Flair Corporation. Mr. Faulkner was employed by the Flair Corporation for four years.

Stephen J. Alesia has been the Corporate Controller since joining Hurco in June 1996 and was elected an executive officer in September 1996. Prior to joining Hurco, Mr. Alesia was employed for seven years by Arthur Andersen LLP, an international public accounting firm.

Robert W. Cruickshank has been owner of R. W. Cruickshank Company, a financial services firm since 1981. Mr. Cruickshank is also a director of Calgon Carbon Corporation and Friedman's Jewelers, Inc. Mr. Cruickshank has been a director since 2000.

Michael Doar has been President of Ingersoll Contract Manufacturing Company, a subsidiary of Ingersoll International, since 1999. From 1989 until 1998, he held various management positions with Ingersoll Milling Machine Company. Mr. Doar has been a director since 2000.

Hendrik J. Hartong, Jr. is a general partner of Brynwood Management III and Brynwood Management IV, L.P., the general partner of Brynwood Partners III and Brynwood Partners IV, L.P. Mr. Hartong is also a general partner of Brynwood Management II, L.P., the general partner of Brynwood Partners II, L.P., and until December 31, 1998, was a general partner of Brynwood Management, the general partner of Brynwood Partners Limited Partnership. Mr. Hartong has served as a director of Lincoln Snacks since June 1998. Mr. Hartong has been a director since 1986.

Richard T.  Niner was  elected  Chairman  of the Board of  Directors on March 9,
1999. Mr. Niner is a general partner of Wind River Associates. Mr. Niner is also a general partner of Brynwood Management II, L.P., the general partner of Brynwood Partners II, L.P., and until December 31, 1998, was a general partner of Brynwood Management, the general partner of Brynwood Partners Limited Partnership. Mr. Niner is a director of Arrow International, Inc. and Case, Pomeroy & Company, Inc. Mr. Niner has been a director since 1986.

O. Curtis Noel has been an independent business consultant for more than ten years specializing in market and industry studies, competitive analysis and corporate development programs with clients in the U.S. and abroad. Mr. Noel has been a director since 1993.

Charles E. Mitchell Rentschler has served as President and Chief Executive Officer of The Hamilton Foundry & Machine Co. since 1985. The Hamilton Foundry & Machine Co. filed a petition for relief under Chapter 11 of the Bankruptcy Code on October 10, 2000. Mr. Rentschler has been a director since 1986.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own more than 10% of our common stock, to file reports of ownership with the Securities and Exchange Commission and Nasdaq. Such persons are also required to furnish us with copies of all Section 16(a) forms they file.

Based solely on our review of the copies of such forms received or written representations from certain reporting persons that they were not required to file a Form 5 to report previously unreported ownership or changes in ownership, we believe that, during our fiscal year ending October 31, 2000, our officers, directors and greater than 10% beneficial owners complied with all filing requirements under Section 16(a).

Item 11.  EXECUTIVE COMPENSATION

Summary Compensation

The following table sets forth all compensation paid or accrued during each of the last three fiscal years to the Chief Executive Officer and each of the other four executive officers of Hurco (the Named Executive Officers) whose salary and bonus exceeded $100,000 during fiscal 2000.

                           Summary Compensation Table

                                                                                            Long-Term
                                                 Annual Compensation                       Compensation        All Other
                                    ------------------------------------------             ------------         Compen-
Name and                 Fiscal     Salary         Bonus       Other Annual           Securities Underlying     sation
Principal Position         Year       ($)          ($)(1)   Compensation ($)(2)              Options(3)          ($)(4)
------------------       ------     ------         ------  -------------------             ------------        --------
Brian D. McLaughlin        2000   $278,076       90,000                --                   40,000              $52,506
President and CEO          1999    268,077          --                 --                   50,000               52,206
                           1998    258,077       75,000                --                       --               52,206

Roger J. Wolf              2000   $173,462       50,000                --                   30,000              $46,933
Sr. VP, Secretary          1999    165,946           --                --                   25,000               47,566
Treasurer and CFO          1998    160,039       50,000                --                       --               48,064

James D. Fabris            2000   $185,576       65,000                --                   20,000              $24,284
Executive Vice             1999    165,904           --                --                   35,000               23,984
President - Operations     1998    156,154       65,000                --                       --               24,054

Bernard C Faulkner         2000   $108,596       25,000            36,939                   25,000              $17,151
President - Hurco
North America

David E. Platts            2000   $105,182       20,000                --                   10,000              $14,577
Vice President of          1999    105,000           --                --                   10,000               14,802
Technology &               1998    104,038       10,000                --                       --               15,436
Business Development
---------------------------

(1)      Represents cash bonuses earned and paid in the subsequent year.
(2)      Represents compensation related to relocation costs.
(3) Represents shares of common stock underlying grants of options made during the year. We have not granted any Stock Appreciation Rights (SARs).
(4) Represents contributions to defined contribution plans and split dollar life insurance premiums.

                          Defined Contribution Plan    Company Paid Split-Dollar
Name                             Company Match          Life Insurance Premiums

Brian D. McLaughlin                 $5,100                      $47,406
Roger J. Wolf                        4,167                       42,766
James D. Fabris                      5,100                       19,184
Bernard C. Faulkner                  2,776                       14,375
David E. Platts                      2,362                       12,215

Stock Options

The following table sets forth information related to options granted and exercised during fiscal 2000 and options held at fiscal year-end by the Named Executive Officers. We do not have any outstanding SARs.

                        Option Grants During Fiscal 2000

                                                    % of Total                                 Potential Realizable
                                      Number of      Options                                 Value at Assumed Annual
                                      Securities    Granted to                                 Rates of Stock Price
                                      Underlying    Employees     Exercise                   Appreciation for Option
                                       Options      in Fiscal       Price      Expiration             Term(1)
Name                                   Granted(2)      Year        ($/SH)         Date         5%($)        10%($)
----                                   --------        ----        ------         ----         -----        ------
Brian D. McLaughlin                     40,000        22.1%         $3.75       12/07/09     $94,334      $239,061
Roger J. Wolf                           30,000        16.6%         $3.75       12/07/09      70,751       179,296
James D. Fabris                         20,000        11.1%         $3.75       12/07/09      47,167       119,531
Bernard C. Faulkner                     25,000        13.8%         $3.63       02/09/10      58,959       149,143
David E. Platts                         10,000         5.5%         $3.75       12/07/09      23,584        59,765

(1) The potential realizable value illustrates value that might be realized upon the exercise of the options immediately prior to the expiration of their terms, assuming the specified compounded rates of appreciation of Hurco's common stock from the date of grant through the term of the options.

(2) Options may be exercised in three annual installments commencing on the first anniversary of the date of grant except for Bernard C. Faulkner's options which may be exercised in five annual installments.

      Aggregated Option Exercises in Fiscal 2000 and Year-End Option Values

                                                                                                Value of
                                                                  Number of                   Unexercised
                                                          Securities Underlying              In-the-Money
                            Shares                        Unexercised Options                   Options
                            Acquired                           at FY-End (#)               at FY-End ($)(1)
                              on           Value         ------------------------        ---------------------
                           Exercise       Realized         Exer-           Unexer-          Exer-      Unexer-
Name                         (#)            ($)          cisable           cisable        cisable      cisable
----                       ---------     ---------       -------           -------        -------      -------
Brian D. McLaughlin           --             --          145,000            70,000        $61,250           --
Roger J. Wolf                 --             --           60,000            45,000          6,125           --
James D. Fabris            3,000         $6,375           49,000            43,000         26,375           --
Bernard C. Faulkner           --             --               --            25,000             --
David E. Platts               --             --           33,000            17,000         18,750           --
-----------------------------------------

(1) Value is calculated based on the closing market price of the common stock on October 31, 2000 ($ 3.75) less the option exercise price.

Compensation of Directors

During 2000, each director who is not a full-time employee of Hurco received a fee of $1,500 for each meeting of the Board of Directors attended and each such director also received $5,000 per quarter. Directors are also entitled to receive reimbursement for travel and other expenses incurred in attending such meetings. Mr. Niner received annual compensation of $72,000 for his services as Chairman of the Executive Committee of the Board of Directors.


Employment Contracts

Brian D. McLaughlin entered into an employment contract on December 14, 1987. The contract term is month-to-month. Mr. McLaughlin's salary and bonus arrangements are set annually by the Board of Directors. Other compensation, such as stock option grants, is awarded periodically at the discretion of the Board of Directors. As part of that contract, Mr. McLaughlin is entitled to 12 months' salary if we terminate his employment for any reason other than gross misconduct.

Roger J. Wolf entered into an employment contract on January 8, 1993. The contract term is unspecified. Mr. Wolf's salary and bonus arrangements are set annually by the Board of Directors. Other compensation, such as stock option grants, is awarded periodically at the discretion of the Board of Directors. Mr. Wolf is entitled to 12 months' salary if we terminate employment without just cause.

James D. Fabris entered into an employment contract on November 18, 1997. The contract term is unspecified. Mr. Fabris' salary and bonus arrangement are set annually by the Board of Directors. Other compensation, such as stock option grants, is awarded periodically at the discretion of the Board of Directors. As part of the contract, Mr. Fabris is entitled to 12 months' salary if we terminate employment for any reason other than gross misconduct.

Bernard C. Faulkner entered into an employment contract on February 4, 2000. The contract term is unspecified. Mr. Faulkner's salary and bonus arrangements are set annually by the Compensation Committee of the Board of Directors. Other compensation, such as stock option grants, is awarded periodically at the discretion of the Compensation Committee. Mr. Faulkner is entitled to 12 months' salary if we terminate his employment for any reason.

Compensation Committee Interlocks and Insider Participation

During fiscal 2000, the members of the Compensation Committee were O. Curtis Noel, Michael Doar and Robert W. Cruickshank. None of the Committee members is a current or former officer or employee of Hurco or any of its subsidiaries.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
               AND MANAGEMENT

The following table sets forth information as of January 2, 2001, regarding beneficial ownership of the Company's common stock by each director and Named Executive Officer, by all directors and executive officers as a group, and by certain other beneficial owners of more than 5% of the common stock. Each such person has sole voting and investment power with respect to such securities, except as otherwise noted.

                                                 Shares Beneficially Owned
Name and Address                               Number                Percent

                           Other Beneficial Owners

Wellington Management Co.                      645,000 (1)            11.3%
75 State Street
Boston, Massachusetts 02109

The Prudential Insurance Company of America    489,364 (2)             8.6%
4 Gateway Center
Newark, New Jersey 07102

The TCW Group, Inc.                            324,800 (3)             5.7%
865 South Figueroa Street
Los Angeles, California  90017

Dimensional Fund Advisors                      398,900 (4)             7.0%
1299 Ocean Avenue
Santa Monica, CA  90401

FMR Corporation                                379,028 (5)             6.7%
82 Devonshire Street
Boston, Massachusetts 02109

Richard T. Niner                               452,448 (6)             7.4%
1055 Washington Blvd.
Box 9-5th Floor
Stamford, CT 06901

                        Directors and Executive Officers

Robert W. Cruickshank                          10,100                  0.2%
Michael Doar                                       --                   --
James D. Fabris                                52,500 (11)             1.0%
Hendrik J. Hartong, Jr.                        67,912 (6)              1.1%
Brian D. McLaughlin                           193,576 (7,8)            3.4%
Richard T. Niner                              452,448 (6)              7.4%
O. Curtis Noel                                 25,000 (6)              0.4%
David E. Platts                                44,700 (12)             0.8%
Charles E. Mitchell Rentschler                 35,100 (6,9)            0.6%
Roger J. Wolf                                  73,492 (10)             1.4%
Executive officers and directors              999,494 (13)            16.3%
as a group (12 persons)

(1) According to a Schedule 13G, dated December 31, 1999, Wellington Management Co. has shared voting power for all shares.

(2) According to a Schedule 13G, dated December 31, 1999, the Prudential Insurance Company of America has sole voting power for all shares.

(3) According to a Schedule 13G, dated December 31, 1999, the TCW Group, Inc. has shared voting power for all shares.

(4) According to a Schedule 13G, dated December 31, 1999, Dimensional Fund Advisors has sole voting power for all shares.

(5) According to a Schedule 13G, dated December 31, 1999, FMR Corporation has no voting power for any of the shares.

(6) Includes 25,000 shares subject to options that are exercisable within 60 days.

(7) Includes 158,333 shares subject to options held by Mr. McLaughlin that are exercisable within 60 days.

(8) Includes 10,986 shares owned by Mr. McLaughlin's wife and children, as to which he may be deemed to have beneficial ownership.

(9) Includes 10,100 shares owned by Mr. Rentschler's wife, as to which he may be deemed to have beneficial ownership.

(10) Includes 70,000 shares subject to options that are exercisable within 60 days.

(11) Includes 55,667 shares subject to options that are exercisable within 60 days.

(12) Includes 36,333 shares subject to options that are exercisable within 60 days.

(13) Includes 431,666 shares subject to options that are exercisable within 60 days.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None

PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) 1. Financial Statements. The following consolidated financial statements of Registrant are included herein under Item 8 of
         ---------------------
         Part II:
                                                                           Page
         Reports of Independent Accountants...........................       20
         Consolidated Statements of Operations - years
           ended October 31, 2000, 1999, and 1998 ....................       21
         Consolidated Balance Sheets - as of October 31, 2000 and 1999       22
         Consolidated Statements of Cash Flows - years
           ended October 31, 2000, 1999, and 1998.....................       23
         Consolidated Statements of Changes in Shareholders' Equity -
           years ended October 31, 2000, 1999, and 1998...............       24
         Notes to Consolidated Financial Statements...................       25




     2.  Financial Statement Schedules.  The following financial statement schedule is included in this Item.
         -----------------------------

                                                                           Page
         Schedule II - Valuation and Qualifying
           Accounts and Reserves.......................................      48


     All other financial statement schedules are omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the three months ended October 31, 2000.

(c)  Exhibits

     Exhibits are filed with this Form 10-K or incorporated herein by reference as listed on pages 49 and 50.

          Schedule II - Valuation and Qualifying Accounts and Reserves
              for the years ended October 31, 2000, 1999, and 1998
                             (Dollars in thousands)

                                        Balance at         Charged to      Charged                                Balance
                                        Beginning           Costs and      to Other                                at End
Description                             of Period           Expenses       Accounts          Deductions         of Period
-----------                             ----------         -----------     --------          ----------         ---------
Allowance for doubtful accounts for the year ended:
   October 31, 2000                     $     687            $    185       $     --          $     131 (1)     $     741
                                         ========             =======        =======           ========          ========

   October 31, 1999                     $     769            $    231       $     --          $     313 (2)     $     687
                                         ========             =======        =======           ========          ========

   October 31, 1998                     $     757            $    280       $     --          $     268 (3)     $     769
                                         ========             =======        =======           ========          ========




Accrued warranty expenses for the year ended:
   October 31, 2000                     $     968            $    430       $     --          $     567         $     831
                                         ========             =======        =======           ========          ========

   October 31, 1999                     $   1,060            $    533       $     --          $     625         $     968
                                         ========             =======        =======           ========          ========

   October 31, 1998                     $   1,452            $    503       $     --          $     895         $   1,060
                                         ========             =======        =======           ========          ========




Accrued restructuring expenses for the year ended:
     October 31, 2000                   $     363            $    300       $     --           $     23          $    640
                                         ========             =======       ========           ========          ========

     October 31, 1999                   $     690            $  (103)       $     --           $    224          $    363
                                         ========             =======       ========           ========          ========

     October 31, 1998                   $      --            $ 1,162        $     --           $    472          $    690
                                         ========             =======       ========           ========          ========

(1) Receivable write-offs of $140,000, net of cash recoveries on accounts previously written off of $9,000.
(2) Receivable write-offs of $337,000, net of cash recoveries on accounts previously written off of $24,000.
(3) Receivable write-offs of $280,000, net of cash recoveries on accounts previously written off of $12,000.

EXHIBITS INDEX

Exhibits Filed.  The following exhibits are filed with this report:
--------------

11            Statement re: computation of per share earnings

21            Subsidiaries of the Registrant

23            Consent of Arthur Andersen LLP.


Exhibits Incorporated by Reference.  The following exhibits are incorporated
----------------------------------   into this report:

3.1 Amended and Restated Articles of Incorporation of the Registrant, incorporated by reference to Exhibit 3.2 to the Registrant's Report on Form 10-Q for the quarter ended January 31, 2000.

3.2 Amended and Restated By-Laws of the Registrant dated September 12, 1995, incorporated by reference to Exhibit 3.3 to the Registrant's Report on Form 10-Q for the quarter ended January 31, 1996.

10.1 The Underlease between Dikappa (Number 220) Limited and Northern & London Investment Trust Limited dated December 2, 1982, incorporated by reference to Exhibit 10.13 to the Registrant's Registration Statement on Form S-1, No.2-82804 dated April 1, 1983.

10.2* Non-qualified Stock Option Agreement between the Registrant and O. Curtis Noel effective, March 3, 1993, incorporated by reference to
         Exhibit 10.44 to the Registrant's Report on Form 10-K for the year ended October 31, 1993.

10.3* Employment Agreement between the Registrant and Roger J. Wolf dated January 8, 1993, incorporated by reference to Exhibit 10.45 to the Registrant's Report on Form 10-K for the year ended October 31, 1993.

10.4* Non-qualified Stock Option Agreement between the Registrant and Hendrik J. Hartong, Jr., effective July 8, 1996 incorporated by reference to Exhibit 10.47 to the Registrant's Report on Form 10-K for the year ended October 31, 1996.

10.5* Form of Director Non-qualified Stock Option Agreement between the Registrant and Hendrik J. Hartong, Jr., Andrew L. Lewis IV,
         Richard T. Niner, O. Curtis Noel and Charles E. Mitchell Rentschler, incorporated by reference as Exhibit 10.2 to the Registrant's Form 10-K for the year ended October 31, 1999.

10.6* Non-qualified Stock Option Agreement between the Registrant and Richard T. Niner, effective July 8, 1996 incorporated by reference to Exhibit 10.49 to the Registrant's Report on Form 10-K for the year ended October 31, 1996.

10.7* Non-qualified Stock Option Agreement between the Registrant and O. Curtis Noel, effective July 8, 1996 incorporated by reference to
         Exhibit 10.50 to the Registrant's Report on Form 10-K for the year ended October 31, 1996.

10.8*    Non-qualified  Stock Option  Agreement  between the Registrant and
         Charles E. Mitchell Rentschler, effective July 8, 1996 incorporated by reference to Exhibit 10.51 to the Registrant's Report on Form 10-K for the year ended October 31, 1996.

10.9* Amended 1997 Stock Option and Incentive Plan, incorporated by reference as Exhibit 10.1 to the Registrant's Report on Form 10-Q for the quarter ended July 31, 2000.

10.10 Amended and Restated Credit Agreement and Amendment to Reimbursement Agreement, effective September 8, 1997 between the Registrant and NBD Bank, N.A. and NBD Bank incorporated by reference to Exhibit 10.10 to the Registrant's Report on Form 10-K for the year ended October 31, 1997.

10.11 Second Amended and Restated Senior Note Agreement between the Registrant and Principal Mutual Life Insurance Company effective September 8, 1997 incorporated by reference to Exhibit 10.11 to the Registrant's Report on Form 10-K for the year ended October 31, 1997.

10.12 Letter Agreement (European Facility) dated September 8, 1997, between Registrant's subsidiaries and The First National Bank of Chicago incorporated by reference to Exhibit 10.12 to the Registrant's Report on Form 10-K for the year ended October 31, 1997.

10.13 Guaranty Agreement dated September 8, 1997, between the Registrant and The First National Bank of Chicago incorporated by reference to Exhibit 10.13 to the Registrant's Report on Form 10-K for the year ended October 31, 1997.

10.14    Guaranty  Agreement  dated  September  8,  1997,  between  Autocon
         Technologies, Inc. and The First National Bank of Chicago incorporated by reference to Exhibit 10.14 to the Registrant's Report on Form 10-K for the year ended October 31, 1997.

10.15 Employment agreement between the Registrant and James D. Fabris dated November 18, 1997, incorporated by reference as Exhibit
         10.15 to the Registrant's Report on Form 10-Q for the quarter ended January 31, 1998.

10.16 The First Amendment to The Amended and Restated Credit Agreement and Amendment to Reimbursement Agreement between the Registrant and NBD Bank N.A. dated September 29, 1998, incorporated by reference as Exhibit 10.1 to the Registrant's Report on Form 10-K For the year ended October 31, 1998.

10.17 The Second Amendment to the Amended and Restated Credit Agreement and Amendment to Reimbursement Agreement between the Registrant and NBD Bank N.A. dated December 19, 1998, incorporated by reference as Exhibit 10.1 to the Registrant's Report of Form 10-Q for the quarter ended January 31, 1999.

10.18 Sublease between Autocon Technologies, Inc. and Robert Bosch Corporation dated April 30, 1999, incorporated by reference as Exhibit 10.1 to the Registrant's Report on Form 10-Q for the quarter ended April 30, 1999.

10.19* Employment agreement between the Registrant and Bernard C. Faulkner dated February 4, 2000, incorporated by reference as
         Exhibit 10.1 to the Registrant's Report of Form 10-Q for the quarter ended April 30, 2000.

10.20 The Third Amendment to The Amended and Restated Credit Agreement and Amendment to Reimbursement Agreement between the Registrant and Bank One, Indiana National Association and Bank One, Michigan (formerly known as NBD Bank) dated August 17, 1999, incorporated by reference as Exhibit 10.1 to the Registrant's Report on Form 10-K for the year ended October 31, 1999.

10.21    Third  amendment to European  facility  between the Registrant and
         The First National Bank of Chicago dated August 17, 1999, incorporated by reference as Exhibit 10.2 to the Registrant's Report on Form 10-K for the year ended October 31, 1999.
-------------------------------
         * The indicated exhibit is a management contract, compensatory plan, or arrangement required to be listed by Item 601 of Regulation S-K

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, this 27th day of January, 2001.

                                      HURCO COMPANIES, INC.


                                      By: /s/ ROGER J. WOLF
                                         ---------------------
                                         Roger J. Wolf
                                         Senior Vice-President,
                                         Secretary, Treasurer and
                                         Chief Financial Officer




Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


Signature and Title(s)                                    Date


/s/ BRIAN D. McLAUGHLIN                              January 26, 2001
-----------------------------------
Brian D. McLaughlin, Director,
President and Chief Executive Officer
of Hurco Companies, Inc.
(Principal Executive Officer)


/s/ ROGER J. WOLF                                    January 26, 2001
------------------------------------
Roger J. Wolf
Senior Vice-President,
Secretary, Treasurer and
Chief Financial Officer
of Hurco Companies, Inc.
(Principal Financial Officer)


/s/ STEPHEN J. ALESIA                                January 26, 2001
------------------------------------
Stephen J. Alesia
Corporate Controller
of Hurco Companies, Inc.
(Principal Accounting Officer)

/s/ HENDRIK J. HARTONG, JR.                           January 26, 2001
--------------------------------------------
Hendrik J. Hartong, Jr., Director


/s/ ROBERT W. CRUICKSHANK                             January 26, 2001
--------------------------------------------
Robert W. Cruickshank, Director


/s/ MICHAEL DOAR                                      January 26, 2001
--------------------------------------------
Michael Doar, Director


/s/ RICHARD T. NINER                                  January 26, 2001
--------------------------------------------
Richard T. Niner, Director


/s/ O. CURTIS NOEL                                    January 26, 2001
--------------------------------------------
O. Curtis Noel, Director


/s/ CHARLES E. M. RENTSCHLER                          January 26, 2001
--------------------------------------------
Charles E. M. Rentschler, Director