Form 10-Q
period 2001-01-31
HURCO COMPANIES INC
filed 2001-03-16
CIK 315374

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

      Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended January 31, 2001 or Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to
      _________.


Commission File No. 0-9143

                              HURCO COMPANIES, INC.
              (Exact name of registrant as specified in its charter)

               Indiana                               35-1150732
---------------------------------------  --------------------------------------
       (State or other jurisdiction of   (I.R.S. Employer Identification Number)
       incorporation or organization)

       One Technology Way
       Indianapolis, Indiana                            46268
--------------------------------------   --------------------------------------
(Address of principal executive offices)             (Zip code)

Registrant's telephone number, including area code              (317) 293-5309
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

The number of shares of the Registrant's common stock outstanding as of February 28, 2001 was 5,693,758.

                              HURCO COMPANIES, INC.
                     January 2001 Form 10-Q Quarterly Report


                                Table of Contents



                         Part I - Financial Information

                                                                                                     Page
Item 1.       Condensed Financial Statements

              Condensed Consolidated Statements of Operations -
                  Three months ended January 31, 2001 and 2000..........................                3

              Condensed Consolidated Balance Sheets -
                  As of January 31, 2001 and October 31, 2000...........................                4

              Condensed Consolidated Statements of Cash Flows -
                  Three months ended January 31, 2001 and 2000..........................                5

              Consolidated Statements of Changes in Shareholders' Equity
                  Three months ended January 31, 2001 and 2000..........................                6

              Notes to Condensed Consolidated Financial Statements......................                7


Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations.......................................               10



                           Part II - Other Information



Item 1.       Legal Proceedings.........................................................               13

Item 6.       Exhibits and Reports on Form 8-K..........................................               13


Signatures..............................................................................               14


                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements


                              HURCO COMPANIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per-share data)


                                                                                        Three Months Ended January 31,
                                                                                          2001                   2000
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                (Unaudited)
Sales and service fees.....................................................          $   25,933           $  24,524

Cost of sales and service..................................................              19,318               17,803
                                                                                     ----------           ----------
     Gross profit..........................................................               6,615                6,721

Selling, general and administrative expenses...............................               6,086                5,820
                                                                                     ----------           ----------

     Operating income......................................................                 529                  901

License fee income, net....................................................                 334                   71

Interest expense...........................................................                 181                  292

Other income (expense), net................................................                  88                 ( 54)
                                                                                     ----------           -----------

     Income before income taxes............................................                 770                  626

Provision for income taxes.................................................                 203                  167
                                                                                     ----------           ----------

Net Income.................................................................          $      567                 $459
                                                                                     ==========           ==========


Earnings per common share
     Basic.................................................................          $      .10           $      .08
                                                                                      =========           ==========
     Diluted...............................................................          $      .10           $      .08
                                                                                      =========           ==========
Weighted average common shares outstanding
     Basic.................................................................               5,867                5,952
                                                                                     ==========           ==========
     Diluted...............................................................               5,905                6,008
                                                                                     ==========           ==========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                               HURCO COMPANIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                                                   January 31,       October 31,
                                                                                         2001              2000
ASSETS                                                                             (Unaudited)         (Audited)
Current assets:
     Cash and cash equivalents...........................................          $    5,192          $   3,384
     Accounts receivable.................................................              21,583             17,842
     Inventories.........................................................              28,056             26,176
     Other...............................................................               1,794              1,793
                                                                                   ----------          ---------
         Total current assets............................................              56,625             49,195
Property and equipment:
     Land    ............................................................                 761                761
     Building............................................................               7,162              7,162
     Machinery and equipment.............................................              11,033             11,000
     Leasehold improvements..............................................               1,031                992
         Less accumulated depreciation and amortization..................             (11,240)           (11,122)
                                                                                   ----------          ----------
                                                                                        8,747              8,793
                                                                                   ----------          ---------
Software development costs, less amortization............................               3,223              3,326
Investments and other assets.............................................               4,119              3,710
                                                                                   ----------          ---------
                                                                                   $   72,714          $  65,024
                                                                                   ==========          =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable....................................................          $   15,502          $  13,593
     Accrued expenses....................................................               8,947              7,545
     Current portion of long-term debt..................................                  200              1,986
                                                                                   ----------          ---------
         Total current liabilities.......................................              24,649             23,124
Non-current liabilities:
     Long-term debt......................................................               8,100              1,750
     Deferred credits and other .........................................               1,284              1,259
                                                                                   ----------          ---------
                                                                                        9,384              3,009
Shareholders' equity:
     Preferred stock:  no par value per share; 1,000,000
       shares authorized; no shares issued...............................                  --                 --
     Common stock: no par value; $.10 stated value per
         share; 12,500,000 shares authorized; 5,693,758
         and 5,955,359 shares issued, respectively ......................                 569                596
     Additional paid-in capital..........................................              45,188             46,347
     Retained earnings (deficit).........................................                 254               (313)
     Other comprehensive income..........................................              (7,330)            (7,739)
                                                                                   ----------          ---------
         Total shareholders' equity......................................              38,681             38,891
                                                                                   ----------          ---------
                                                                                      $72,714            $65,024
                                                                                   ==========          =========
The accompanying notes are an integral part of the condensed consolidated financial statements.

                              HURCO COMPANIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                                                      Three Months Ended January 31,
                                                                                           2001                 2000
----------------------------------------------------------------------------------------------------------------------
                                                                                               (Unaudited)
Cash flows from operating activities:
     Net income..................................................................    $      567           $      459
     Adjustments to reconcile net income to net
     cash provided by (used for) operating activities:
       Depreciation and amortization.............................................           539                  534
       Change in assets and liabilities:
         (Increase) decrease in accounts receivable..............................        (3,056)               1,668
         (Increase) decrease in inventories......................................        (1,441)               2,873
         Increase (decrease) in accounts payable.................................         1,820                 (980)
         Increase (decrease) in accrued expenses.................................         1,060                  375
         Other...................................................................          (511)                  93
                                                                                     -----------          ----------
         Net cash provided by (used for) operating activities....................        (1,022)               5,022
                                                                                     ----------           ----------
Cash flows from investing activities:
     Proceeds from sale of equipment.............................................            --                   28
     Purchases of property and equipment.........................................          (207)                (208)
     Software development costs..................................................          (128)                (176)
     Other.......................................................................           (78)                  --
                                                                                     ----------           ----------
         Net cash provided by (used for) investing activities....................          (413)                (356)
                                                                                     ----------           ----------
Cash flows from financing activities:
     Advances on bank credit facilities..........................................        14,650                6,450
     Repayment on bank credit facilities.........................................        (8,300)              (8,550)
     Repayments of term debt.....................................................        (1,786)              (1,786)
     Repurchase of Common Stock..................................................        (1,221)                  --
     Proceeds from exercise of common stock options..............................            35                   --
                                                                                     ----------           ----------
         Net cash provided by (used for) financing activities....................         3,378              (3,886)
                                                                                     ----------           ---------

Effect of exchange rate changes on cash..........................................          (135)                (105)
                                                                                     -----------          -----------
         Net increase (decrease) in cash.........................................         1,808                  675

Cash and cash equivalents at beginning of period.................................         3,384                3,497
                                                                                     ----------           ----------

Cash and cash equivalents at end of period.......................................    $    5,192           $    4,172
                                                                                      =========           ==========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                                 HURCO COMPANIES, INC.
             CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                 For the Three Months ended January 31, 2001 and 2000




                                            Common Stock
                                      -------------------------
                                         Shares                 Additional       Retained         Other
                                        Issued &                 Paid-In         Earnings     Comprehensive
                                       Outstanding    Amount     Capital        (Deficit)        Income:         Total
                                                                  (Dollars in thousands)
Balances, October 31, 1999              5,951,859       $595       $46,340       $(5,348)         $(5,439)       $36,148
--------------------------                                                                                       -------

Net income.......................              --         --            --            459               --           459
Translation of foreign currency
   financial statements..........              --         --            --             --            (510)          (510)
                                                                                                               ---------
Comprehensive income (loss)......                                                                                 (   51)

Balances, January 31, 2000              5,951,859     $  595     $  46,340      $ (4,889)        $ (5,949)     $  36,097
--------------------------              =========     ======     =========     ==========        =========     =========


Balances, October, 31 2000              5,955,359       $596       $46,347         $(313)         $(7,739)       $38,891
--------------------------                                                                                       -------

Net income.......................              --         --            --            567               --           567
Translation of foreign currency
   financial statements..........              --         --            --             --              661           661
Unrealized loss on derivative
instruments......................              --         --            --             --             (252)         (252)
                                                                                                                  ------
Comprehensive income (loss)......              --         --            --             --               --           409
Exercise of Common Stock Options.          16,400          1            34             --               --            35
Repurchase of Common Stock.......        (278,001)       (28)       (1,193)            --               --        (1,221)
                                         ---------      -----       -------          -----            -----       -------

Balances, January 31, 2001              5,693,758       $569      $ 45,188          $ 254         $ (7,330)     $ 38,681
--------------------------              =========       ======    =========         ======        =========     ========


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

The condensed financial information as of January 31, 2001 and 2000 is unaudited but includes all adjustments which we consider necessary for a fair presentation of our financial position at those dates and our results of operations and cash flows for the three months then ended. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended October 31, 2000.


2.   LICENSE FEE INCOME, NET

From time to time, our wholly owned subsidiary, IMS Technology, Inc., enters into agreements for the licensing of its interactive computer numerical control patents. License fees received or receivable under a fully paid-up license, for which there are no future performance requirements or contingencies, are recognized in income, net of legal fees and expenses, at the time the license agreement is executed. License fees receivable in periodic installments that are contingent upon the continuing validity of a licensed patent are recognized in income, net of legal fees and expenses, over the life of the licensed patent.


3.   HEDGING

On November 1, 2000,  we adopted  Statement  of  Financial  Accounting  Standard
(SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." In accordance with the provisions of SFAS No. 133, we recorded a transition adjustment upon the adoption of the standard to recognize the difference between the fair value of the derivative instruments recorded on the balance sheet and the previous carrying amount of those derivatives. The effect of this transition adjustment was insignificant and is reflected in the Other Income (Expense) in the Consolidated Statement of Operations. We also recorded a transition adjustment of approximately $129,000 in Other Comprehensive Income to recognize previously deferred net losses on derivatives designated as cash flow hedges.

We enter into foreign currency forward exchange contracts periodically to hedge certain forecast inter-company sales and forecast inter-company and third-party purchases denominated in foreign currencies (primarily Pound Sterling, Euro and New Taiwan Dollar). The purpose of these instruments is to mitigate the risk that the U.S. Dollar net cash inflows and outflows resulting from the sales and purchases denominated in foreign currencies will be adversely affected by changes in exchange rates. These forward contracts have been designated as cash flow hedge instruments, and are recorded in the Condensed Consolidated Balance Sheet at fair value in Other Current Assets and Accrued Liabilities. Gains and losses resulting from changes in the fair value of these hedge contracts are deferred in Other Comprehensive Income and recognized as an adjustment to the related sale or purchase transaction in the period that the transaction occurs. During the fiscal quarter ended January 31, 2001, $40,000 of net losses on cash flow hedge contracts were reclassified from Other Comprehensive Income to Cost of Sales.

At January 31, 2001 we had $252,000 of unrealized losses related to cash flow hedges deferred in Other Comprehensive Income, which we expect to recognize in Cost of Sales within the next twelve months. Cash flow hedge contracts mature at various dates through October 2001.

We also enter into foreign currency forward exchange contracts to protect against the effects of foreign currency fluctuations on receivables and payables denominated in foreign currencies. These derivative instruments are not designated as hedges under SFAS 133 and as a result, changes in fair value are reported currently as Other Income (Expense) in the Consolidated Statement of Operations consistent with the transaction gain or loss on the related foreign denominated receivable or payable.


4.   EARNINGS PER SHARE

Basic and diluted earnings per common share are based on the weighted average number of our shares of common stock outstanding. Diluted earnings per common share give effect to outstanding stock options using the treasury method. Common stock equivalents totaled 38,000 shares for the first quarter of fiscal 2001.


5.   ACCOUNTS RECEIVABLE

The allowance for doubtful accounts was $731,000 as of January 31, 2001 and $741,000 as of October 31, 2000.


6.   INVENTORIES

Inventories, priced at the lower of cost (first-in, first-out method) or market, are summarized below (in thousands):

                                                                January 31, 2001          October 31, 2000
                                                                ----------------          ----------------
           Purchased parts and sub-assemblies                       $10,908                 $  10,526
           Work-in-process                                            1,643                     1,339
           Finished goods                                            15,505                    14,311
                                                                  ---------                  --------
                                                                 $   28,056                 $  26,176
                                                                  =========                  ========

7.   SEGMENT INFORMATION

We operate in a single segment: industrial automation systems. We design and produce interactive computer control systems and software and computerized machine systems for sale through our distribution network to the worldwide metal working market. We also provide software options, computer control upgrades, accessories and replacement parts for our products, as well as customer service and training support.


8.  RESTRUCTURING CHARGE

We have previously recorded a reserve for anticipated costs associated with the restructuring of a subsidiary to convert its operations from manufacturing computer controls to sales and service of computerized machine systems.

At January 31, 2001, the restructuring reserve balance was approximately $634,000 and consisted of the following:

                                                     Balance                        Charges to        Balance
                  Description                       10/31/00        Provision        Accrual          1/31/01
                  -----------                       --------        ----------       -------          -------

Excess Building Capacity                          $      286      $          --   $         --      $      286
Equipment Leases                                          54                 --             (6)             48
Severance                                                300                 --                            300
                                                 -----------      -------------   -------------     -----------

                                                  $      640      $          --   $         (6)     $      634
                                                 ===========      =============   =============     ===========

9.       STOCK REPURCHASE

In December 2000, we repurchased 278,001 shares of our common stock for approximately $1,200,000 from a related party, Brynwood Partners II L.P. The repurchased shares are reflected as a reduction in common stock.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto appearing elsewhere herein. Certain statements made in this report may constitute "forward-looking statements". For a description of risks and uncertainties related to forward-looking statements, see our Annual Report on Form 10-K for the year ended October 31, 2000.

RESULTS OF OPERATIONS

Three Months Ended January 31, 2001 Compared to Three Months Ended January 31, 2000

Sales and service fees for the first quarter of fiscal 2001 were $25,933,000, approximately 6% higher than those recorded in the 2000 period, in spite of continuing unfavorable effects of the stronger U.S. dollar, particularly in relation to the Euro and Sterling, when translating sales made in foreign countries. At comparable exchange rates, net sales for the first fiscal quarter would have been $27,185,000, an increase of 11%, as compared to the prior year period. The increase in sales and service fees was the result of an increase in shipments of computerized machine systems. Sales and service fees in North America and Southeast Asia were substantially unchanged from the prior year while sales and service fees in continental Europe increased 11% in current dollars, despite the weaker Euro. Unit shipments of computerized machine systems in Europe increased 22% compared to the first quarter of fiscal 2000.

New order bookings for the first quarter of fiscal 2001 were $28,110,000, compared to $23,187,000 for the corresponding 2000 period, an increase of 21%. Orders for computerized machine systems increased $5,731,000 or 33%, on a 22% increase in unit orders, despite the weaker foreign currency effect. Machine system orders in the U.S. were 17% lower than the prior year period in units, primarily on lower priced entry-level products due to weaker market conditions, but increased 8% in dollars due to a larger percentage of higher value machines in the total sales mix. Machine systems orders outside the United States increased 48% in current dollars on a 56% increase in units, fueled by record level orders in Germany. Orders for computerized machine systems constituted 82% of total new order bookings in the first quarter of fiscal 2001, compared to 75% in the 2000 period. Backlog was $13,800,000 at January 31, 2001, compared to $10,200,000 at the end of fiscal 2000 and $6,800,000 one year ago.

Gross profit margin for the most recent fiscal quarter was 25.5%, or 1.9 percentage points lower than the prior year period, due primarily to the unfavorable effects of the stronger U.S. dollar on sales made in European countries, whereas a substantial portion of Cost of Sales is sourced in U.S. dollars or currencies, primarily the New Taiwan Dollar, that are relatively stronger against the U.S. dollar than those in Europe. The unfavorable currency effect on gross profit, combined with a 5% increase in operating expenses, resulted in a $372,000 decline in operating income.

License fee income increased $263,000 as a result of fully paid up license agreements entered into during the first quarter of fiscal 2001. Approximately $71,000 of license fee income in the first quarter of fiscal 2001 and 2000 relates to license agreements previously entered into that are recognized in income over the remaining life of the patent, which expires at the end of fiscal 2001. The increase in license fees along with reduced interest expense, as a result of lower borrowings, contributed to an increase in net income after tax of $108,000, or 24%. The provision for income taxes is primarily the result of earnings of a foreign subsidiary.


Foreign Currency Risk Management

We manage our foreign currency exposure through the use of foreign currency forward exchange contracts. We do not speculate in the financial markets and, therefore, do not enter into these contracts for trading purposes. We also moderate our currency risk related to significant purchase commitments with certain foreign vendors through price adjustment agreements that provide for a sharing of, or otherwise limit, the potential adverse effect of currency fluctuations on the costs of purchased products. See Item 3 below and Note 3 to the Condensed Consolidated Financial Statements.


LIQUIDITY AND CAPITAL RESOURCES

At January 31, 2001, we had cash and cash equivalents of $5,192,000 compared to $3,384,000 at October 31, 2000. Cash used for operations totaled $1,022,000 in the first quarter of fiscal 2001, compared to $5,022,000 provided by operations in the same period of fiscal 2000.

Net working capital was $31,976,000 at January 31, 2001, compared to $26,071,000 at October 31, 2000. The increase is attributable to increases in inventory and receivables that were partially offset by increases in payables and accruals.

Capital investments for the first fiscal quarter ended January 31, 2001 consisted principally of expenditures for software development projects and purchases of equipment. Cash used for investing activities during the quarter were funded by cash flow from operations and bank credit facilities.

We paid the final installment of $1,786,000 on our term debt during the first fiscal quarter. We also repurchased 278,001 shares of our common stock during the quarter for $1,221,000. These shares are reflected as a reduction of common stock outstanding in calculating basic and diluted earnings per common share.

We were in compliance with all loan covenants at January 31, 2001. We believe that anticipated cash flow from operations and available borrowings under credit facilities will be sufficient to meet our anticipated cash requirements in the foreseeable future.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Interest on our bank borrowings is affected by changes in prevailing U.S. and European interest rates and/or Libor. The interest rates on the Libor portion of our bank credit facilities are based upon a ratio of total indebtedness to cash flow for the preceding twelve month period and are payable at Libor plus an amount ranging from 1% to 2% based upon a prescribed formula. At January 31, 2001, outstanding borrowings under our bank credit facilities were $7,300,000 and our total indebtedness was $8,300,000. The interest rate on the Libor portion of our bank debt was Libor plus 1.125%.

Foreign Currency Exchange Risk

In fiscal 2001, approximately 59% of our sales and service fees, including export sales, were derived from foreign markets. All of our computerized machine systems and computer numerical control systems, as well as certain proprietary service parts, are sourced by our U.S.-based engineering and manufacturing division and re-invoiced to our foreign sales and service subsidiaries, primarily in their functional currencies.

A significant portion of our products is sourced from foreign suppliers or built to our specifications by either our wholly-owned subsidiary in Taiwan, or contract manufacturers overseas. These purchases are predominantly in foreign currencies and in many cases our arrangements with these suppliers include foreign currency risk sharing agreements, which reduce (but do not eliminate) the effects of currency fluctuations on product costs. The predominant portion of our exchange rate risk associated with product purchases relates to the New Taiwan Dollar.

We enter into forward foreign exchange contracts from time to time to hedge the cash flow risk related to forecast inter-company sales, and forecast inter-company and third-party purchases denominated in, or pegged to, foreign currencies. We also enter into foreign currency forward exchange contracts to provide a natural hedge against the effects of foreign currency fluctuations on receivables and payables denominated in foreign currencies. We do not speculate in the financial markets and, therefore, do not enter into these contracts for trading purposes.

Forward contracts for the sale or purchase of foreign currencies as of January 31, 2001 which are designated as cash flow hedges under SFAS No. 133 were as follows:


                                                                     Contract Amount at Forward
                                                                             Rates in
                                                      Weighted             U.S. Dollars
                                Notional Amount         Avg.         --------------------------
                                  in Foreign          Forward                         January 31,
   Forward Contracts               Currency             Rate       Contract Date         2001          Maturity Dates
   -----------------            ---------------      ---------     -------------     ------------      ---------------

   Sale Contracts:
   Sterling                           350,000           1.4736         $ 515,765       $ 511,600       Feb - April 2001

   Euro                             3,900,000            .9164       $ 3,573,810      $3,644,650       Feb - April 2001

   Purchase Contracts:

   New Taiwan Dollar              378,000,000          32.05         $11,795,492     $11,695,726       Feb - Oct. 2001



Forward contracts for the sale of foreign currencies as of January 31, 2001 which were designated as natural hedges of foreign currencies receivables and payables were as follows:

                                                                     Contract Amount at Forward
                                                                             Rates in
                                                      Weighted             U.S. Dollars
                                Notional Amount         Avg.         --------------------------
                                  in Foreign          Forward                         January 31,
   Forward Contracts               Currency             Rate       Contract Date         2001          Maturity Dates
   -----------------            ---------------      ---------     -------------     ------------      ---------------
       Sale Contracts:
       Sterling                        135,406            1.4672          $ 198,664      $ 197,938       March 2001

       Euro                          5,377,978              .9277         $4,989,003     $5,024,435    Feb - March 2001

       Singapore  Dollar             4,406,260             1.7310         $2,545,000     $2,535,594    Feb - March 2001



                           PART II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

We are involved in various claims and lawsuits arising in the ordinary course of business, none of which, in the opinion of management, is expected to have a material adverse effect on our consolidated financial position or results of operations.


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K
------   --------------------------------

(a)      Exhibits:

11            Statement re: Computation of Per Share Earnings


(b)      Reports on Form 8-K:       None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                     HURCO COMPANIES, INC.

                                               By: /s/ Roger J. Wolf
                                                   ------------------
                                                   Roger J. Wolf
                                                   Senior Vice President and
                                                   Chief Financial Officer



                                               By: /s/ Stephen J. Alesia
                                                   --------------------------
                                                   Stephen J. Alesia
                                                   Corporate Controller and
                                                   Principal Accounting Officer





March 16, 2001