Form 10-Q
period 2001-04-30
HURCO COMPANIES INC
filed 2001-06-13
CIK 315374

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q



(Mark One)

  X Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended April 30, 2001 or

      Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to
      _________.


Commission File No. 0-9143


                              HURCO COMPANIES, INC.
            (Exact name of registrant as specified in its charter)

               Indiana                                 35-1150732
--------------------------------------   --------------------------------------
     (State or other jurisdiction of     (I.R.S. Employer Identification Number)
     incorporation or organization)

       One Technology Way
       Indianapolis, Indiana                             46268
------------------------------------------  -----------------------------------
   (Address of principal executive offices)            (Zip code)

Registrant's telephone number, including area code              (317) 293-5309
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




The number of shares of the Registrant's common stock outstanding as of June 4, 2001 was 5,580,658.

                              HURCO COMPANIES, INC.
                      April 2001 Form 10-Q Quarterly Report


                                Table of Contents



                         Part I - Financial Information

                                                                                                         Page
Item 1.       Condensed Financial Statements

              Condensed Consolidated Statement of Operations -
                  Three months and six months ended April 30, 2001 and 2000.............                    3

              Condensed Consolidated Balance Sheet -
                  As of April 30, 2001 and October 31, 2000.............................                    4

              Condensed Consolidated Statement of Cash Flows -
                  Three months and six months ended April 30, 2001 and 2000.............                    5

              Condensed Consolidated Statement of Changes in Shareholders' Equity -
                  Six months ended April 30, 2001 and 2000..............................                    6

              Notes to Condensed Consolidated Financial Statements......................                    7


Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations.......................................                   11

Item 3.       Quantitative and Qualitative Disclosures About Market Risk................                   14


                           Part II - Other Information



Item 1.       Legal Proceedings.........................................................                  16

Item 6.       Exhibits and Reports on Form 8-K..........................................                  16


Signatures..............................................................................                  17


                         PART I - FINANCIAL INFORMATION

Item 1.  Condensed Financial Statements

                              HURCO COMPANIES, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                      (In thousands, except per share data)

                                                         Three Months Ended                    Six Months Ended
                                                            April 30,                            April 30,
                                                    -----------------------                 --------------------
                                                      2001             2000                2001             2000
----------------------------------------------------------------------------------------------------------------
                                                          (unaudited)                           (unaudited)
Sales and service fees......................      $   23,432      $   24,197          $   49,365        $   48,722

Cost of sales and service...................          17,460          17,465              36,778            35,270
                                                  ----------      ----------          -----------        ---------

     Gross profit...........................           5,972           6,732              12,587            13,452

Selling, general and
administrative expenses.....................           5,959           5,623              12,045            11,443

Restructuring credit........................            (328)             --                (328)               --
                                                  -----------     -----------         -----------        ----------
     Operating income ......................             341           1,109                 870             2,009


License fee income, net.....................             175              83                 509               154

Interest expense............................             198             228                 379               520

Other income (expense), net.................             335           (314)                 423              (367)
                                                  -----------     ----------          -----------        ----------
     Income before taxes....................             653             650               1,423             1,276

Provision for income taxes..................             330              48                 533               215
                                                  -----------     -----------         -----------        ----------
Net income..................................      $      323      $     602           $      890        $    1,061
                                                  ===========     ==========          ===========       ===========

Earnings per common share
     Basic..................................       $     .06      $      .10           $     .15         $     .18
                                                   ==========     ===========          ==========        ==========
     Diluted................................       $     .06      $      .10           $     .15         $     .18
                                                   ==========     ===========          ==========        ==========
Weighted average common
shares outstanding
     Basic..................................           5,651           5,952               5,761             5,952
                                                   ==========     ===========          ==========        =========-
     Diluted................................           5,693           6,024               5,801             6,015
                                                   ==========     ===========          ==========        ==========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                              HURCO COMPANIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                             (Dollars in thousands)

                                                                                     April 30,       October 31,
                                                                                         2001              2000
ASSETS                                                                             (unaudited)         (audited)
Current assets:
     Cash and cash equivalents...........................................          $    3,255          $   3,384
     Accounts receivable.................................................              20,812             17,842
     Inventories.........................................................              31,951             26,176
     Other...............................................................               1,717              1,793
                                                                                   ----------          ---------
         Total current assets............................................              57,735             49,195
  Property and equipment:
     Land    ............................................................                 761                761
     Building............................................................               7,187              7,162
     Machinery and equipment.............................................              10,995             11,000
     Leasehold improvements..............................................               1,021                992
         Less accumulated depreciation and amortization..................             (11,308)           (11,122)
                                                                                   ----------          ----------
                                                                                        8,656              8,793
                                                                                   ----------          ---------
Software development costs, less amortization............................               3,127              3,326
Investments and other assets.............................................               4,574              3,710
                                                                                   ----------          ---------
                                                                                   $   74,092          $  65,024
                                                                                   ==========          =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable....................................................          $   16,570          $  13,593
     Accrued expenses....................................................               8,583              7,545
     Current portion of long-term debt..................................                  200              1,986
                                                                                   ----------          ---------
         Total current liabilities.......................................              25,353             23,124
Non-current liabilities:
     Long-term debt......................................................               9,700              1,750
     Deferred credits and other obligations..............................                 835              1,259
                                                                                   ----------          ---------
         Total non-current liabilities...................................              10,535              3,009
                                                                                   ----------          ---------
Shareholders' equity:
     Preferred stock:  no par value per share; 1,000,000
       shares authorized; no shares issued...............................                  --                 --
     Common stock: no par value; $.10 stated value per share;
         12,500,000 shares authorized; 5,580,658 and
         5,955,359 shares issued and outstanding, respectively ..........                 558                596
     Additional paid-in capital..........................................              44,714             46,347
     Retained earnings (deficit).........................................                 577               (313)
     Other comprehensive income..........................................              (7,645)            (7,739)
                                                                                   ----------          ---------
         Total shareholders' equity......................................              38,204             38,891
                                                                                   ----------          ---------
                                                                                      $74,092            $65,024
                                                                                   ==========          =========
The accompanying notes are an integral part of the condensed consolidated financial statements.

                              HURCO COMPANIES, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Dollars in thousands)

                                                                      Three Months Ended        Six Months Ended
                                                                         April 30,                     April 30,
                                                                ------------------------        ---------------------
                                                                   2001           2000         2001              2000
                                                                        (unaudited)                    (unaudited)
Cash flows from operating activities:
   Net income ................................................  $      323   $      602      $      890    $    1,061
   Adjustments to reconcile net income to net
   cash provided by (used for) operating activities:
     Restructuring charge.....................................        (328)          --            (328)           --
     Depreciation and amortization............................         572          729           1,111         1,263
     Change in assets and liabilities:
     (Increase) decrease in accounts receivable...............         185       (2,626)         (2,871)         (958)
     (Increase) decrease in inventories.......................      (4,340)       1,624          (5,781)        4,497
     Increase (decrease) in accounts payable..................       1,195          893           3,015           (87)
     Increase (decrease) in accrued expenses..................         162       (1,074)          1,222          (699)
     Other....................................................         (81)         493            (592)          586
                                                                  ---------   ---------        --------     ----------
       Net cash provided by (used for)
       operating activities...................................      (2,312)         641          (3,334)        5,663
                                                                  --------    ----------       ---------    ----------
Cash flows from investing activities:
   Proceeds from sale of equipment............................          15         (17)              15            11
   Purchase of property and equipment.........................        (244)       (345)            (451)         (553)
   Software development costs.................................        (134)       (303)            (262)         (479)
   Other investments..........................................        (226)        (35)            (304)          (35)
                                                                  ---------   ---------        ---------    ----------
     Net cash provided by (used for)
     investing activities.....................................        (589)        (700)         (1,002)       (1,056)
                                                                  ---------   ----------       ---------    ----------
Cash flows from financing activities:
   Advances on bank credit facilities.........................      10,000        6,650          24,650        13,100
   Repayment on bank credit facilities .......................      (8,400)      (7,650)       (16,700)       (16,200)
   Repayment of term debt ....................................          --           --          (1,786)       (1,786)
   Proceeds from exercise of common stock options.............          --           --              35            --
   Purchase of common stock...................................        (485)          --          (1,706)           --
                                                                -----------   ----------       ---------    ----------
     Net cash provided by (used for)
     financing activities.....................................       1,115       (1,000)          4,493        (4,886)
                                                                  ---------   ----------       ---------    ----------
Effect of exchange rate changes on cash.......................       (151)         (133)           (286)         (236)
                                                                  --------    ----------       ---------    ----------
     Net increase (decrease) in cash and
     Cash equivalents.........................................      (1,937)      (1,192)           (129)         (515)

Cash and cash equivalents
     at beginning of period...................................       5,192        4,172           3,384         3,495
                                                                -----------   ----------       ---------    ----------
Cash and cash equivalents
     at end of period.........................................   $   3,255    $   2,980        $  3,255     $   2,980
                                                                 ==========   ==========       =========    ==========
The accompanying notes are an integral part of the condensed consolidated financial statements.

                              HURCO COMPANIES, INC.
            CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                 For the Six Months Ended April 30, 2001 and 2000



                                            Common Stock
                                      -------------------------
                                         Shares                  Additional      Retained          Other
                                        Issued &                  Paid-In        Earnings      Comprehensive
                                       Outstanding   Amount       Capital       (Deficit)         Income          Total
                                       -----------   ------       -------       ---------         ------          -----
                                                                    (Dollars in thousands)
     Balances, October  31, 1999        5,951,859       $595       $46,340       $(5,348)        $(5,439)       $36,148
     ---------------------------

Net income.......................              --         --            --          1,061             --          1,061

Translation of foreign currency
   financial statements..........              --         --            --             --          (1,163)       (1,163)
                                                                                                                 -------
     Comprehensive income (loss).              --         --            --             --              --          (102)
                                      ------------ -----------   ------------- ------------   ------------- ------------

     Balances, April 30, 2000           5,951,859       $595       $46,340       $(4,287)         $(6,602)       $36,046
     ------------------------           =========       ====       =======       ========         ========       =======
               (unaudited)


     Balances, October 31, 2000         5,955,359       $596       $46,347        $ (313)         $(7,739)       $38,891
     --------------------------

Net income.......................              --         --            --            890              --            890

Translation of foreign currency
   financial statements..........              --         --            --             --              150           150

Unrealized loss on derivative
instruments......................              --         --            --             --              (56)          (56)
                                                                                                                     ----
     Comprehensive income (loss).              --         --            --             --               --           984
                                                                                                                     ----
Exercise of Common Stock Options.          16,400          1            34             --               --            35

Repurchase of common stock ......        (391,101)       (39)       (1,667)            --               --        (1,706)
                                       -----------       ----       -------        --------        -----------    -------

     Balances, April 30, 2001           5,580,658       $558       $44,714           $577           $(7,645)     $38,204
     ------------------------           =========       ====       =======           ====           ========     ========
               (unaudited)

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

The condensed financial information as of April 30, 2001 and 2000 is unaudited but includes all adjustments which we consider necessary for a fair presentation of our financial position at those dates and our results of operations and cash flows for the six months then ended. We suggest you read these condensed financial statements in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended October 31, 2000.

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

3.   HEDGING

On November 1, 2000, we adopted Statement of Financial Accounting Standard
(SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." In accordance with the provisions of SFAS No. 133, we recorded a transition adjustment upon the adoption of the standard to recognize the difference between the fair value of the derivative instruments recorded on the balance sheet and the previous carrying amount of those derivatives. The effect of this transition adjustment was insignificant and is reflected in the Other Income (Expense) in the Condensed Consolidated Statement of Operations. We also recorded a transition adjustment of approximately $129,000 in Other Comprehensive Income to recognize previously deferred net losses on derivatives designated as cash flow hedges.

We enter into foreign currency forward exchange contracts periodically to hedge certain forecast inter-company sales and forecast inter-company and third-party purchases denominated in foreign currencies (primarily the Pound Sterling, Euro and New Taiwan Dollar). The purpose of these instruments is to mitigate the risk that the U.S. Dollar net cash inflows and outflows resulting from sales and purchases denominated in foreign currencies will be adversely affected by changes in exchange rates. These forward contracts have been designated as cash flow hedge instruments, and are recorded in the Condensed Consolidated Balance Sheet at fair value in Other Current Assets and Accrued Liabilities. Gains and losses resulting from changes in the fair value of these hedge contracts are deferred in Other Comprehensive Income and recognized as an adjustment to the related sale or purchase transaction in the period that the transaction occurs. During the fiscal quarter ended April 30, 2001, net gains and losses on cash flow hedge contracts which were reclassified from Other Comprehensive Income to Cost of Sales were not significant.

At April 30, 2001 we had $56,000 of unrealized losses related to cash flow hedges deferred in Other Comprehensive Income, which we expect to recognize in Cost of Sales within the next twelve months. Cash flow hedge contracts mature at various dates through October 2001.

We also enter into foreign currency forward exchange contracts to protect against the effects of foreign currency fluctuations on receivables and payables denominated in foreign currencies. These derivative instruments are not designated as hedges under SFAS 133 and as a result, changes in fair value are reported currently as Other Income (Expense) in the Condensed Consolidated Statement of Operations consistent with the transaction gain or (loss) on the related foreign denominated receivable or payable. Such net transaction gains and (losses) were $3,000 and $63,000 for the three month and six month periods ending April 30, 2001, respectively compared to ($249,000) and ($390,000) for the same period in fiscal 2000.

4.   EARNINGS PER SHARE

Basic and diluted earnings per common share are based on the weighted average number of shares of common stock outstanding. Diluted earnings per common share give effect to outstanding stock options using the treasury stock method. Common stock equivalents totaled 42,000 shares for the second quarter of fiscal 2001.

5.   ACCOUNTS RECEIVABLE

The allowance for doubtful accounts was $727,000 as of April 30, 2001 and $741,000 as of October 31, 2000.

6.   INVENTORIES

Inventories, reflected at the lower of cost (first-in, first-out method) or market, are summarized below (in thousands):

                                                               April 30, 2001            October 31, 2000
                                                              ------------------        ----------------
     Purchased parts and sub-assemblies                             $11,482                  $ 10,526
     Work-in-process                                                  2,044                     1,339
     Finished goods                                                  18,425                    14,311
                                                                    -------                   -------
                                                                    $31,951                   $26,176
                                                                    =======                   =======

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

Substantially all of our machine systems and computer control systems are manufactured to our specifications by contract manufacturing companies in Taiwan and Europe, including our wholly owned manufacturing subsidiary in Taiwan. Our executive offices and principal design, engineering and manufacturing management operations are headquartered in Indianapolis, Indiana. We sell our products through over 240 independent agents and distributors in 45 countries throughout North America, Europe and Asia. We also have our own direct sales and service organizations in the United States, England, France, Germany, Italy and Singapore, which are considered to be among the world's principal computerized machine system consuming countries.

8.   RESTRUCTURING CHARGE

We initiated a restructuring plan for a subsidiary in fiscal 1998, which was completed during the first half of fiscal 1999. At October 31, 2000 a reserve of $340,000 for excess building capacity and an equipment lease remained from the 1998 restructuring plan. In the fourth quarter of fiscal 2000, we decided to consolidate the remaining operation into our Indianapolis facility and gave notice to fourteen employees that their positions would be eliminated in fiscal 2001, resulting in a provision for severance costs of $300,000. Nine of the employees received severance payments in the second quarter of fiscal 2001 while three employees will receive severance in May 2001 and the remaining two will be paid in October 2001.

On April 23, 2001, the sub-lease of the excess space was renewed for the final year of the lease and we identified certain alternative uses for previously abandoned equipment. As a result, the remaining reserves, totaling $328,000 for these items, were reversed in the second quarter of fiscal 2001.

At April 30, 2001, the restructuring reserve balance was approximately $215,000 and consisted of the following:

         (000)                                     Balance           Provision        Charges to           Balance
         Description                             10/31/2000          (Credit)           Accrual           4/30/2001
         -----------                          ----------------    --------------    --------------     --------------
         Excess Building Capacity                  $   286               (286)                  --                --
         Equipment Leases                               54                (42)                (12)                --
         Severance                                     300                 --                 (85)               215
                                               ----------------    --------------    --------------     --------------
                                               ----------------    --------------    --------------     --------------
                                                 $   640            $  (328)               $  (97)            $  215
                                               ================    ==============    ==============     ==============

9.   STOCK REPURCHASE

In March 2001, we repurchased an additional 113,100 shares of our common stock for approximately $486,000 from an unrelated party. We previously repurchased 278,001 shares of our common stock for approximately $1.2 million in the first fiscal quarter of 2001. The repurchased shares are reflected as a reduction in common stock.

10.  SOFTWARE DEVELOPMENT AND LOAN AGREEMENT

During the second quarter of fiscal 2001, we entered into agreements with a private software company whereby we agreed to fund development costs related to the integration of patented, open architecture technology into our computer numerical control product, aggregating $405,000, over a fifteen month period ending in July, 2002. Under these agreements, we agreed to fund a secured term loan of $1.0 million through the period ended February 28, 2002. This loan is due April 1, 2003 unless accelerated under the terms of the agreement. In addition, we have received warrants to purchase an equity interest in the Company, which are exercisable on or before December 31, 2002, and 2003. As of April 30, 2001, we have funded $175,000 with respect to these obligations which are reflected in Investments and Other Assets in the accompanying condensed consolidated balance sheet.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS
-------  -----------------------------------------------------------------------

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

RESULTS OF OPERATIONS

Three Months Ended April 30, 2001 Compared to Three Months Ended April 30, 2000.

Sales and service fees for the second quarter were $23.4 million, which was approximately $765,000, or 3.2%, lower than the amount recorded in the 2000 period due to the continuing unfavorable effects of the strong U.S. dollar, particularly in relation to the Euro and Pound Sterling, when translating sales made in foreign currencies. At comparable exchange rates, net sales for the second fiscal quarter would have been $24.6 million, slightly better than the prior year period. Net sales of computerized machine systems increased 9.3% in the second quarter when measured at exchange rates comparable to those in the prior year. The increase was due entirely to a larger percentage of higher value machines in the total sales mix, and was partly offset by reduced sales of stand-alone computer controls and lower parts and service revenues.

Domestic sales decreased $2.9 million, or 24.6%, and sales in Southeast Asia decreased $1.0 million, or 75.8%, as a result of softness in these markets during the quarter. Sales in Europe increased $3.2 million, or 28.7%, despite the continued weakness of the Euro and Sterling as strong demand continued in these markets. International sales, net of currency translation effects, increased to 62% of total sales and service fees for the 2001 quarter, compared to 51% for the same period one year ago.

New order bookings for the second
quarter of fiscal 2001 were $21.1 million compared to $26.0 million for the corresponding 2000 period, a decrease of 19%. Orders for computerized machine systems decreased $3.6 million, or 18%, due in part to the effects of currency translation. Machine system orders in the U.S. were 40% lower than in the prior year period in dollars, reflecting a 54% decline in unit orders as a result of weak economic conditions in most domestic industrial market sectors. The decline in unit orders was most pronounced on lower priced entry-level products, although all machine models were affected. Machine system orders in Southeast Asia declined approximately $1.0 million compared to the prior year period, due to reduced demand in the semi-conductor industry sector, and represented less than 3% of total machine system orders. Orders for machine systems in Europe, expressed at exchange rates prevailing in the period recorded, increased 4.4% in the most recent quarter on a 6% increase in unit orders as compared to the prior year period, reflecting continued strong orders in Germany. Backlog was $11.7 million at April 30, 2001 compared to $13.8 million at January 31, 2001.

Operating income in the second quarter was $341,000, or 1.5% of sales and service fees, a decrease of $768,000 compared to the prior year period, reflecting the effects of lower sales and margin. Gross profit margin for the most recent fiscal quarter was 25.5%, or 2.3 percentage points lower than in the prior year period. Although selling, general and administrative expenses increased $336,000, or 6%, compared to the prior year period, the effect on operating income was substantially offset by a restructuring credit recorded in the second quarter of fiscal 2001, which resulted primarily from sub-letting excess space in a leased facility.

Other non-operating income increased by
$649,000 because of reduced foreign currency transaction losses and increased equity in earnings of affiliates in fiscal 2001. Net license fee income, increased by $92,000 due to several small settlement agreements entered into during the quarter. We do not expect significant license fee income in future periods.

The substantially higher provision for income taxes in the fiscal 2001 period relates principally to taxable income of a foreign subsidiary, whereas the second quarter of fiscal 2000 included a non-recurring tax benefit of $325,000.

Six Months Ended April 30, 2001 Compared to Six Months Ended April 30, 2000.

Sales and service fees for the first half of fiscal 2001 were $49.4 million, which was approximately $643,000, or 1.3%, higher than the amount recorded in the 2000 period in spite of the continuing unfavorable effects of the stronger U.S. dollar, particularly in relation to the Euro and Pound Sterling, when translating sales made in foreign currencies. At comparable exchange rates, net sales for the second fiscal quarter would have been $52.4 million an increase of 7.5%. Net sales of computerized machine systems increased 16.0% in the first half and when measured at exchange rates comparable to those in the prior year.

Domestic sales in the first half of fiscal 2001 decreased $2.6 million, or 11.2%, and sales in Southeast Asia decreased $1.3 million, or 52.9%, as a result of weak conditions in both of these markets. Sales in Europe increased $4.5 million, or 19.4%, despite to weakening of the Euro and Sterling, as strong demand continued in these markets. International sales, net of currency translation effects, increased to 59% of total sales and service fees for first half of fiscal 2001, compared to 53% for the same period one year ago.

New order bookings for the first half of fiscal 2001 were $49.2 million compared to $49.1 million for the corresponding 2000 period. Orders for computerized machine systems increased $2.2 million, or 6%, but the increase offset by a decline in orders for stand-alone control systems. Machine system orders in the U.S. were 18% lower than in the prior year period in dollars, reflecting a 37% decline in units. Machine system orders in Southeast Asia declined approximately $1.7 million compared to the prior year period. Orders for machine systems in Europe, expressed at exchange rates prevailing in the period recorded, increased 32% in the first half on a 40% increase in unit orders as compared to the prior year period, reflecting continued strong orders in Germany. Backlog was $11.7 million at April 30, 2001 compared to $10.2 million at October 31, 2000.

Orders in the second quarter of fiscal 2001 were $21.1 million, a significant decrease when compared to orders of $28.1 million recorded in the immediately preceding fiscal quarter. The decrease is the result of weak economic conditions in most domestic industrial market sectors in the United States and Southeast Asia during the second quarter of fiscal 2001 and unusually strong orders booked in Europe in the first fiscal quarter.

Operating income in the first half was $870,000, or 1.8% of sales and service fees, a decrease of $1.1 million compared to the prior year period, reflecting the effects of lower sales and margin. Gross profit margin for the first half was 25.5%, or 2.1 percentage points lower than in the prior year period. Although selling, general and administrative expenses increased $602,000, or 5%, compared to the prior year period, the effect on operating income was partially offset by a restructuring credit recorded in the second quarter of fiscal 2001, which resulted primarily from sub-letting excess space in a leased facility.

Other non-operating income increased by $790,000 because of reduced foreign currency transaction losses and increased equity in earnings of affiliates in fiscal 2001. License fee income, net increased by $355,000 due to several small settlement agreements entered into during the quarter. We do not expect significant license fee income in future periods.

The substantially higher provision for income taxes in the fiscal 2001 period relates principally to taxable income of a foreign subsidiary, whereas the first half of fiscal 2000 included a non-recurring tax benefit of $325,000.

LIQUIDITY AND CAPITAL RESOURCES

At April 30, 2001, we had cash and cash equivalents of $3.3 million compared to $3.4 million at October 31, 2000. Cash used for operations totaled $3.3 million in the first half of fiscal 2001, compared to $5.7 million provided by operations in the same period of fiscal 2000. This difference is attributable to the significantly lower net income in the fiscal 2001 periods, capital investments of approximately $1.0 million in the first half of fiscal 2001 consisting principally of expenditures for software development projects and purchases of equipment, and the $4.7 million we spent to repurchase 391,101 shares of our common stock during the first six months of fiscal 2001. We funded these expenditures with borrowings under our bank credit facility. We anticipate additional borrowings will be needed to fund operations during the second half of fiscal 2001.

Net working capital, excluding short-term debt, was $32.6 million at April 30, 2001, compared to $28.1 million at October 31, 2000. The increase in working capital is attributable to an increase in accounts receivable of $3.0 million and an increase in inventory of $5.8 million, partially offset by a related increase in accounts payable of $3.0 million, along with an increase in accrued expenses of $1.0 million. The increase in inventory relates primarily to increased units of finished product available for sale, because shipments during the period to customers in the U.S. and Southeast Asia markets were below planned levels. We have adjusted our production schedules which will begin to take effect in the fourth fiscal quarter of 2001. We do not expect a significant reduction in operating working capital until the first half of fiscal 2002.

Total debt at April 30, 2001 was $9.9 million representing 21% of total capitalization, compared to $3.7 million or 9% of total capitalization at October 31, 2000.

We were in compliance with all of our loan covenants at April 30, 2001. Our bank credit facility matures May 31, 2002. We believe that we will be able to obtain replacement credit facilities under acceptable terms. We believe that available borrowings under current and replacement credit facilities will be sufficient to meet our anticipated cash requirements in the foreseeable future.


NEW ACCOUNTING PRONOUNCEMENT

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition" effective the fourth quarter of fiscal years beginning after December 15, 1999. This bulletin summarizes the SEC's views in applying generally accepted accounting principles to revenue recognition. We believe the impact on our financial statements will be immaterial.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
------- ----------------------------------------------------------

Interest Rate Risk

Interest on our bank borrowings is affected by changes in prevailing U.S. and European interest rates and/or Libor. The interest rates on the Libor portion of our bank credit facilities are based upon a ratio of total indebtedness to cash flow for the preceding twelve month period and are payable at Libor plus an amount ranging from 1% to 2% based upon a prescribed formula. At April 30, 2001, outstanding borrowings under our bank credit facilities were $8.9 million, our total indebtedness was $9.9 million, and the interest rate on the Libor portion of our bank debt was Libor plus 1.00%, or 6%.

Foreign Currency Exchange Risk

In fiscal 2001, approximately 61% of our sales and service fees, including export sales, were derived from foreign markets. All of our computerized machine systems and computer numerical control systems, as well as certain proprietary service parts, are sourced by our U.S.-based engineering and manufacturing division and re-invoiced to our foreign sales and service subsidiaries, primarily in their functional currencies.

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

We enter into forward foreign exchange contracts from time to time to hedge the cash flow risk related to forecast inter-company sales, and forecast inter-company and third party purchases denominated in, or based on, foreign currencies. We also enter into foreign currency forward exchange contracts to protect against the effects of foreign currency fluctuations on receivables and payables denominated in foreign currencies. We do not speculate in the financial markets and, therefore, do not enter into these contracts for trading purposes.

Forward contracts for the sale or purchase of foreign currencies as of April 30, 2001 which are designated as cash flow hedges under SFAS No. 133 were as follows:


                                                       Weighted       Contract Amount at Forward
                                Notional Amount          Avg.
                                   in Foreign           Forward                Rates in
      Forward Contracts             Currency             Rate                U.S. Dollars               Maturity Dates
              ---------             --------             ----                ------------               --------------
                                                                     Contract Date   April 30, 2001
                                                                     -------------   --------------

   Sale Contracts:
   Sterling                           250,000           1.4460         $ 361,500       $ 357,123          July 2001

   Euro                             6,500,000             .9097       $5,913,150       $5,771,251      May - July 2001

   Purchase Contracts:

   New Taiwan Dollar              252,000,000            32.05        $7,863,116       $7,661,313      May - Oct. 2001



Forward contracts for the sale of foreign currencies as of April 30, 2001 which were entered into to protect against the effects of foreign currency fluctuations on receivables and payables denominated in foreign currencies were as follows:

                                                          Weighted
                                  Notional Amount           Avg.        Contract Amount at Forward
                                     in Foreign           Forward                Rates in
         Forward Contracts            Currency              Rate               U.S. Dollars             Maturity Dates
                 ---------            --------              ----               ------------             --------------
                                                                       Contract Date   April 30, 2001
                                                                       -------------   --------------
       Sale Contracts:

       Euro                          6,546,194              .8954         $5,861,369     $5,812,812     May - June 2001

       Singapore  Dollar             2,745,516             1.7875         $1,535,987     $1,509,036     May - June 2001

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



                                            HURCO COMPANIES, INC.


                                            By:     /s/ Roger J. Wolf
                                                    --------------------------
                                                    Roger J. Wolf
                                                    Senior Vice President and
                                                    Chief Financial Officer


                                            By:     /s/ Stephen J. Alesia
                                                    --------------------------
                                                    Stephen J. Alesia
                                                    Corporate Controller and
                                                    Principal Accounting Officer




June 13, 2001

                                    Exhibit 11
                 Statement Re: Computation of Per Share Earnings


                                                 Three Months Ended                                Six Months Ended
                                                      April 30,                                         April 30,
                                 ---------------------------------------------------------------------------------------------------
                                               2001                     2000                     2001                    2000
                                 ---------------------------------------------------------------------------------------------------
(in thousands, except per share amount)
                                        Basic       Diluted      Basic      Diluted       Basic      Diluted       Basic     Diluted
                                 ---------------------------------------------------------------------------------------------------

Net income                           $   323     $    323     $     602   $     602    $  890      $   890      $  1,061    $  1,061

Weighted average shares
  outstanding                          5,651        5,651         5,952       5,952      5,761       5,761          5,952      5,952


Dilutive effect of stock options           -           42             -          72          -          40              -         63
                                 ---------------------------------------------------------------------------------------------------
                                       5,651        5,693         5,952       6,024      5,761       5,801          5,952      6,015


Earnings per common share          $    0.06    $    0.06     $    0.10   $    0.10    $  0.15   $    0.15      $    0.18  $    0.18
                                 ===================================================================================================