Form 10-Q/A
period 2001-04-30
HURCO COMPANIES INC
filed 2001-06-18
CIK 315374

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q/A
                                 (Amendment No. 1)

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

This Form 10-Q/A is being filed soley for the purpose of amending Part I, Item 2 in our Quarterly Report Form 10-Q for the period ended April 30, 2001 which was filed with the Commission on June 13, 2001 to correct a typographical error.
As amended, Item 2 "Liquidity and Capital Resources" now states that the Company paid $1.7 million for stock repurchased during the first six months of fiscal 2001.

LIQUIDITY AND CAPITAL RESOURCES

At April 30, 2001, we had cash and cash equivalents of $3.3 million compared to $3.4 million at October 31, 2000. Cash used for operations totaled $3.3 million in the first half of fiscal 2001, compared to $5.7 million provided by operations in the same period of fiscal 2000. This difference is attributable to the significantly lower net income in the fiscal 2001 periods, capital investments of approximately $1.0 million in the first half of fiscal 2001 consisting principally of expenditures for software development projects and purchases of equipment, and the $1.7 million we spent to repurchase 391,101 shares of our common stock during the first six months of fiscal 2001. We funded these expenditures with borrowings under our bank credit facility. We anticipate additional borrowings will be needed to fund operations during the second half of fiscal 2001.

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




June 18, 2001