Form 10-Q/A
period 2001-04-30
HURCO COMPANIES INC
filed 2001-07-13
CIK 315374

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q/A
                                (Amendment No. 2)



(Mark One)

  X Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended April 30, 2001 or

      Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to
      _________.


Commission File No. 0-9143


                              HURCO COMPANIES, INC.
             (Exact name of registrant as specified in its charter)

               Indiana                                      35-1150732
---------------------------------------- -------------------------------------
       (State or other jurisdiction of   (I.R.S. Employer Identification Number)
       incorporation or organization)

       One Technology Way
       Indianapolis, Indiana                                   46268
---------------------------------------- --------------------------------------
(Address of principal executive offices)                     (Zip code)

Registrant's telephone number, including area code              (317) 293-5309
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

This Form 10-Q/A is being filed soley for the purpose of adding Item 4, Part II to our Quarterly Report Form 10-Q for the period ended April 30, 2001.

Item 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At our Annual Meeting of Shareholders held on April 24, 2001, the following individuals were elected to the Board of Directors by the following votes cast at the meeting:


                                                             Abstentions and
                                          For                Broker Non-Votes

Robert W. Cruickshank                   4,819,211                 138,351

Michael Doar                            4,818,311                 139,251

Brian D. McLaughlin                     4,817,891                 139,671

Richard T. Niner                        4,817,607                 139,955

O. Curtis Noel                          4,818,607                 138,955

Charles E. M. Rentschler                4,816,226                 141,336

Gerald V. Roch                          4,817,526                 140,036

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




July 13, 2001