Form 10-Q
period 2001-07-31
HURCO COMPANIES INC
filed 2001-09-14
CIK 315374

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q



(Mark One)

   X Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended July 31, 2001 or Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to
      _________.


Commission File No. 0-9143


                              HURCO COMPANIES, INC.
              (Exact name of registrant as specified in its charter)

               Indiana                                35-1150732
---------------------------------------  --------------------------------------
       (State or other jurisdiction of   (I.R.S. Employer Identification Number)
       incorporation or organization)

       One Technology Way
       Indianapolis, Indiana                              46268
---------------------------------------  --------------------------------------
(Address of principal executive offices)                (Zip code)

Registrant's telephone number, including area code              (317) 293-5309
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




The number of shares of the Registrant's common stock outstanding as of August 31,2001, was 5,580,658.

                              HURCO COMPANIES, INC.
                      July 2001 Form 10-Q Quarterly Report


                                Table of Contents



                         Part I - Financial Information

Item 1.      Condensed Financial Statements

             Condensed Consolidated Statement of Operations -
                  Three months and nine months ended July 31, 2001 and 2000............. 3

             Condensed Consolidated Balance Sheet -
                  As of July 31, 2001 and October 31, 2000.............................. 4

             Condensed Consolidated Statement of Cash Flows -
                  Three months and nine months ended July 31, 2001 and 2000............. 5

             Condensed Consolidated Statement of Changes in Shareholders' Equity
                  Nine months ended July 31, 2001 and 2000.............................. 6

             Notes to Condensed Consolidated Financial Statements......................  7


Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations....................................... 11

Item 3.      Quantitative and Qualitative Disclosures About Market Risk................ 14


                           Part II - Other Information



Item 6.      Exhibits and Reports on Form 8-K.......................................... 16


Signatures............................................................................. 17

                         PART I - FINANCIAL INFORMATION

Item 1.  CONDENSED FINANCIAL STATEMENTS
------   ------------------------------


                              HURCO COMPANIES, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                         (In thousands, except per share data)

                                                      Three Months Ended                     Nine Months Ended
                                                             July 31,                            July 31,
                                                   ------------------------             ---------------------------
                                                      2001             2000                2001            2000
----------------------------------------------------------------------------------------------------------------
                                                          (unaudited)                           (unaudited)
Sales and service fees......................      $   21,678      $   22,676          $   71,043        $   71,398
Cost of sales and service...................          16,391          16,561              53,169            51,831
                                                  ----------      ----------          ----------        ----------
   Gross profit.............................           5,287           6,115              17,874            19,567

Selling, general and
administrative expenses.....................           5,896           5,768              17,941            17,211
Restructuring expense, net..................             395              --                  67                --
                                                  ----------      ----------          -----------       -----------
   Operating income (loss) .................          (1,004)            347                (134)            2,356

License fee income, net.....................               3             201                 512               355

Interest expense............................             233             248                 612               768

Other income (expense), net.................              41             110                 464             (259)
                                                  -----------     -----------         ----------        ----------
   Income (loss) before taxes...............          (1,193)            410                 230             1,684
Provision for income taxes..................             136               3                 669               217
                                                  ----------      ----------          ----------        ----------
Net income (loss)...........................      $   (1,329)     $      407          $     (439)       $    1,467
                                                  ===========     ===========         ===========       ==========

Earnings (losses) per common share
     Basic..................................      $     (.24)     $      .07          $     (.08)       $      .25
                                                  ===========     ==========          ===========       ==========
     Diluted................................      $     (.24)     $      .07          $     (.08)       $      .24
                                                  ===========     ==========          ===========       ==========

Weighted average common
    shares outstanding
     Basic..................................           5,581           5,952               5,700             5,952
                                                  ==========      ==========          ==========        ==========
     Diluted................................           5,624           6,026               5,736             6,019
                                                  ==========      ==========          ==========        ==========
The accompanying notes are an integral part of the condensed consolidated financial statements.

                              HURCO COMPANIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                             (Dollars in thousands)

                                                                                 July 31,2001       October 31,2000
ASSETS                                                                             (Unaudited)        (Audited)
Current assets:
     Cash and temporary investments......................................          $    4,683          $   3,384
     Accounts receivable.................................................              17,258             17,842
     Inventories.........................................................              33,007             26,176
     Other...............................................................               1,246              1,793
                                                                                   ----------          ---------
         Total current assets............................................              56,194             49,195
Property and equipment:
     Land    ............................................................                 761                761
     Building............................................................               7,187              7,162
     Machinery and equipment.............................................              11,343             11,000
     Leasehold improvements..............................................               1,009                992
                                                                                   ----------          ---------
                                                                                       20,300             19,915
         Less accumulated depreciation and amortization..................             (11,514)           (11,122)
                                                                                   -----------         ----------
                                                                                        8,786              8,793
                                                                                   -----------         ---------
Software development costs, less amortization............................               3,188              3,326
Investments and other assets.............................................               4,771              3,710
                                                                                   ----------          ---------
                                                                                   $   72,939          $  65,024
                                                                                   ==========          =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable....................................................          $   12,626          $  13,593
     Accrued expenses and other..........................................               8,835              7,545
     Current portion of long-term debt..................................               13,200              1,986
                                                                                   ----------          ---------
         Total current liabilities.......................................              34,661             23,124
Non-current liabilities:
     Long-term debt......................................................                 800              1,750
     Long-term obligations...............................................                 795              1,259
                                                                                   ----------          ---------
            Total non-current liabilities.......................................        1,595              3,009
 Shareholders' equity:
     Preferred stock: no par value per share; 1,000,000
       shares authorized; no shares issued...............................                  --                 --
     Common stock: no par value; $.10 stated value per
         share; 12,500,000 shares authorized; and 5,580,658
         and 5,951,859 shares issued and outstanding, respectively ......                 558                596
     Additional paid-in capital..........................................              44,714             46,347
     Accumulated deficit.................................................                (752)              (313)
     Other comprehensive income..........................................              (7,837)            (7,739)
                                                                                   -----------         ----------
Total shareholders' equity...............................................              36,683             38,891
                                                                                   -----------         ----------
                                                                                     $ 72,939          $  65,024
                                                                                   ===========         ==========
The accompanying notes are an integral part of the condensed consolidated financial statements.

                              HURCO COMPANIES, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Dollars in thousands)

                                                                      Three Months Ended        Nine Months Ended
                                                                          July 31,                     July 31,
                                                                     -------------------        ---------------------
                                                                     2001           2000         2001            2000
                                                                        (Unaudited)                    (Unaudited)
Cash flows from operating activities:
   Net income (loss)..........................................  $   (1,329)  $      407      $     (439)   $    1,467
   Adjustments to reconcile net income to net
   cash provided by (used for) operating activities:
     Restructuring charge.....................................         140           --            (188)           --
     Depreciation and amortization............................         613          573           1,724         1,836
     Change in assets and liabilities:
     (Increase) decrease in accounts receivable...............       3,493         (254)           622         (1,212)
     (Increase) decrease in inventories.......................      (1,230)      (1,089)         (7,011)        3,408
     Increase (decrease) in accounts payable..................      (3,776)         595            (761)          508
     Increase (decrease) in accrued expenses..................         203        1,025           1,425           326
     Other....................................................         210         (415)           (382)          171
                                                                  ----------  -----------      --------     ----------
       Net cash provided by (used for)........................
       operating activities...................................      (1,676)         842          (5,010)        6,504
                                                                  ----------  -----------      ---------    ----------
Cash flows from investing activities:
   Proceeds from sale of equipment............................           9           25              24            36
   Purchase of property and equipment.........................        (461)        (396)           (912)         (949)
   Software development costs.................................        (223)         (22)           (485)         (501)
   Other investments..........................................        (296)         (56)           (600)          (91)
                                                                  ---------   ----------       ---------    ----------
     Net cash (used for) investing activities.................        (971)        (449)         (1,973)       (1,505)
                                                                 ----------   ----------       ---------    ----------
Cash flows from financing activities:
   Advances on bank credit facilities.........................      11,950        7,550          36,600         20,650
   Repayment on bank credit facilities .......................      (7,850)      (7,400)        (24,550)       (23,600)
   Repayment of term debt ....................................          --           --          (1,786)        (1,786)
   Proceeds from exercise of common stock options.............          --           --              35             --
   Purchase of common stock...................................          --           --          (1,706)            --
                                                                  --------    ----------       ---------    ----------
     Net cash provided by (used for)
     financing activities.....................................       4,100          150           8,593        (4,736)
                                                                  --------    ----------       --------     ----------
Effect of exchange rate changes on cash.......................         (25)         (55)           (311)         (290)
                                                                  ---------   ----------       ---------    ----------
     Net increase (decrease) in cash and
     temporary investments....................................       1,428          488           1,299           (27)

Cash and temporary investments
     at beginning of period...................................       3,255        2,980           3,384          3,495
                                                                  ---------   ----------       ---------    ----------
Cash and temporary investments
     at end of period.........................................      $4,683     $  3,468        $  4,683      $   3,468
                                                                  =========   ==========      ==========    ==========
The accompanying notes are an integral part of the condensed consolidated financial statements.


                              HURCO COMPANIES, INC.
               CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                  For the Nine Months Ended July 31, 2001 and 2000


                                           Common Stock
                                     --------------------------
                                         Shares                  Additional      Retained          Other
                                        Issued &                  Paid-In        Earnings      Comprehensive
                                      Outstanding    Amount       Capital       (Deficit)         Income          Total
                                      -----------    ------       -------       ---------         ------          -----
                                                                    (Dollars in thousands)

     Balances, October  31, 1999       5,951,859        $595       $46,340        $(5,348)         $(5,439)       $36,148
     ---------------------------

Net income.......................             --          --            --          1,467               --          1,467
Translation of foreign currency
   financial statements..........             --          --            --             --           (1,549)        (1,549)
                                                                                                                  --------
Comprehensive income (loss)......                                                                                     (82)
                                       ---------        ----       -------      ----------         --------       --------

     Balances, July 31, 2000           5,951,859        $595       $46,340      $  (3,881)         $(6,988)       $36,066
     -----------------------           =========        ====       =======      ==========         ========       ========
            (Unaudited)

     Balances, October 31, 2000        5,955,359        $596       $46,347        $ (313)         $(7,739)       $38,891
     --------------------------

Net income (loss)................             --          --            --          (439)               --         (439)
Translation of foreign currency
   financial statements..........             --          --            --             --               22           22

Unrealized loss on derivative
instruments .....................             --          --            --             --             (120)        (120)
                                                                                                                 -------
Comprehensive income (loss)......                                                                                   (98)
Exercise of Common Stock Options.         16,400           1            34             --               --           35

Repurchase of Common Stock.......       (391,101)        (39)       (1,667)            --               --       (1,706)
                                      -----------        ----       -------          ------          ------      --------

     Balances, July 31, 2001           5,580,658        $558       $44,714          $(752)         $(7,837)     $36,683
     -----------------------           =========        ====       =======          ======         ========     =======
            (Unaudited)


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

The condensed financial information as of July 31, 2001 and 2000 is unaudited but includes all adjustments that we consider necessary for a fair presentation of our financial position at those dates and our results of operations and cash flows for the nine months then ended. We suggest you read these condensed financial statements in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended October 31, 2000.

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

We enter into foreign currency forward exchange contracts periodically to hedge certain forecast inter-company sales and forecast inter-company and third-party purchases denominated in foreign currencies (primarily the Pound Sterling, Euro and New Taiwan Dollar). The purpose of these instruments is to mitigate the risk that the U.S. Dollar net cash inflows and outflows resulting from sales and purchases denominated in foreign currencies will be adversely affected by changes in exchange rates. These forward contracts have been designated as cash flow hedge instruments, and are recorded in the Condensed Consolidated Balance Sheet at fair value in Other Current Assets and Accrued Liabilities. Gains and losses resulting from changes in the fair value of these hedge contracts are deferred in Other Comprehensive Income and recognized as an adjustment to the related sale or purchase transaction in the period that the transaction occurs. Net gains and losses on cash flow hedge contracts which we reclassified from Other Comprehensive Income to Cost of Sales in the fiscal quarter ended July 31, 2001 were $49,000.

At July 31, 2001 we had $120,000 of unrealized losses related to cash flow hedges deferred in Other Comprehensive Income, which we expect to recognize in Cost of Sales within the next twelve months. Cash flow hedge contracts mature at various dates through January 2002.

We also enter into foreign currency forward exchange contracts to protect against the effects of foreign currency fluctuations on receivables and payables denominated in foreign currencies. These derivative instruments are not designated as hedges under SFAS 133 and as a result, changes in fair value are reported currently as Other Income (Expense) in the Condensed Consolidated Statement of Operations consistent with the transaction gain or (loss) on the related foreign denominated receivable or payable. Such net transaction gains and (losses) were $7,000 and $70,000 for the three month and nine month periods ending July 31, 2001, respectively, compared to ($60,000) and ($440,000) for the same period in fiscal 2000.

3.   EARNINGS PER SHARE
Basic and diluted earnings per common share are based on the weighted average number of shares of common stock outstanding. Diluted earnings per common share give effect to outstanding stock options using the treasury stock method. Common stock equivalents totaled approximately 43,000 shares as of July 31, 2001.

4.   ACCOUNTS RECEIVABLE
The allowance for doubtful accounts was $619,000 as of July 31, 2001 and $741,000 as of October 31, 2000.

5.   INVENTORIES
Inventories, reflected at the lower of cost (first-in, first-out method) or market are summarized below (in thousands):

                                                              July 31, 2001             October 31, 2000
                                                              ------------------        ----------------
     Purchased parts and sub-assemblies                             $10,947                  $ 10,526
     Work-in-process                                                    711                     1,339
     Finished goods                                                  21,349                    14,311
                                                                     ------                   -------
                                                                    $33,007                   $26,176
                                                                    =======                   =======


6.   SEGMENT INFORMATION
We operate in a single segment: industrial automation systems. We design and produce interactive computer control systems and software and computerized machine systems for sale through our own distribution network to the worldwide metal working market. We also provide software options, computer control upgrades, accessories and replacement parts for our products, as well as customer service and training support.

Substantially all of our machine systems and computer control systems are manufactured to our specifications by contract manufacturing companies in Taiwan, one of which is a wholly owned subsidiary. Our executive offices and principal design, engineering and manufacturing management operations are headquartered in Indianapolis, Indiana. We sell our products through over 240 independent agents and distributors in 45 countries throughout North America, Europe and Asia. We also have our own direct sales and service organizations in the United States, England, France, Germany, Italy and Singapore, which are considered to be among the world's principal computerized machine system consuming countries.

7.   RESTRUCTURING CHARGE
We initiated a restructuring plan for a subsidiary in fiscal 1998, which was completed during the first half of fiscal 1999. At October 31, 2000, a reserve of $340,000 for excess building capacity and an equipment lease remained from the 1998 restructuring plan as well as a $300,000 severance reserve for fourteen employees whose positions would be eliminated in fiscal 2001. Twelve of these employees received severance payments in the first nine months of fiscal 2001 while the remaining two will be paid in the fourth quarter.

On April 23, 2001, the sub-lease of the excess space was renewed for the final year of the lease and we identified certain alternative uses for previously abandoned equipment. As a result, the remaining reserves, totaling $328,000 for these items, were reversed in the second quarter of fiscal 2001.

In July 2001, an additional 42 positions were eliminated as a result of a domestic cost reduction program. A restructuring provision of $395,000 was recorded in the third fiscal quarter related to severance costs for these employees. Twenty-two employees were paid severance during the third quarter and the remaining employees will be paid severance in the fourth quarter.

At July 31, 2001, the restructuring reserve balance was approximately $282,000 and consisted of the following:

   Amounts in (000's)

                                                   Balance           Provision        Charges to           Balance
         Description                             10/31/2000          (Credit)           Accrual           7/31/2001
         ------------
                                               ----------------    --------------    --------------     --------------
                                               ----------------    --------------    --------------     --------------
         Excess Building Capacity                  $   286               (286)                  --                 --
         Equipment Leases                               54                (42)                (12)                 --
         Severance                                     300                395                (413)                282
                                               ----------------    --------------    --------------     --------------
                                               ----------------    --------------    --------------     --------------
                                                   $   640              $  67             $  (425)             $  282
                                               ================    ==============    ==============     ==============

8.       STOCK REPURCHASE
In the second quarter of fiscal 2001, we repurchased 113,100 shares of our common stock for approximately $486,000. We previously repurchased 278,001 shares of our common stock for approximately $1.2 million in the first fiscal quarter of 2001. The repurchased shares are reflected as a reduction in common stock.

9.   SOFTWARE DEVELOPMENT AND LOAN AGREEMENT
During the second quarter of fiscal 2001, we entered into agreements with a private software company to fund development costs related to the integration of patented, open architecture technology into our computer numerical control products. We agreed to fund an aggregate of $405,000, over a fifteen-month period ending in July 2002. We also agreed to fund a secured term loan available in installments through February 2002 of $1.0 million which is due April 1, 2003. In addition, the company granted us warrants to purchase an equity interest, which are exercisable on or before December 31, 2002, and 2003. As of July 31, 2001, we have funded $427,000 with respect to the term loan which is reflected in Investments and Other Assets and $87,000 with respect to software development which is included in Software Development Costs in the accompanying condensed consolidated balance sheet.

10.  DEBT AGREEMENT
Our bank credit facility matures May 1, 2002. We were in compliance with all of our loan covenants at July 31, 2001, however, we expect that we will not comply with one of the covenants at October 31, 2001. We are currently in discussion with our primary lender regarding an extension of our current credit facility and modification of covenants, as well with other bankers regarding replacement facilities. We believe that we will be able to obtain extended or replacement credit facilities under acceptable terms.

11.  NEW ACCOUNTING PRONOUNCEMENT
In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition" effective the fourth quarter of fiscal years beginning after December 15, 1999. This bulletin summarizes the SEC's views in applying generally accepted accounting principles to revenue recognition. We believe the impact on our financial statements will be immaterial.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
------- ----------------------------------------------------------------------

The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto appearing elsewhere herein. Certain statements made in this report may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements of the metal working industry to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include risks, and uncertainties that affect all international businesses, some specific to us or the metal working industry, including among others: changes in general economic and business conditions that affect demand for computerized machine systems, computer numerical control systems and software products; changes in manufacturing markets; foreign currency exchange factors; innovations by competitors; quality and delivery performance by our contract manufacturers: and governmental actions and initiatives, including import and export restrictions and tariffs. We undertake no obligation to update any forward-looking statements.

RESULTS OF OPERATIONS

Three Months Ended July 31, 2001 Compared to Three Months Ended July 31, 2000

The net loss for the third fiscal quarter of $1.3 million, or $.24 per share on a diluted basis, compares to net income of $407,000, or $.07 per share, for the same period in the prior year. The results reflect a restructuring charge of $395,000 for severance expenses, lower domestic sales and margins, continuing unfavorable effects of the stronger U.S. dollar and the expected reduction in license fee income.

Sales and service fees for the third quarter were $21.7 million, approximately $998,000, or 4.4% lower than those recorded in the 2000 period due to reduced demand in North America and the continuing unfavorable effects of the stronger U.S. dollar, particularly in relation to the Euro, when translating sales made in foreign currencies. At comparable exchange rates, net sales for the third fiscal quarter would have been slightly better than the prior year period. Net sales of computerized machine systems increased 11.0 % in the third quarter when measured at exchange rates comparable to those in the prior year. Increased revenues from sales of computerized machine systems, due to a larger percentage of higher value machines in the total sales mix were substantially offset by reduced sales of retrofit computer controls and lower parts and service revenues. International sales, after currency translation effects, increased to 66% of total sales and service fees for the third fiscal quarter, compared to 58% for the same period one year ago, as a result of stronger sales in Europe and reduced domestic sales and service fees.

New order bookings for the third quarter of fiscal 2001 were $19.2 million, compared to $25.3 million, for the corresponding 2000 period, a decrease of 24%. Orders for computerized machine systems decreased $4.4 million, or 23.7%, due to lower demand and the effects of currency translation. Computerized machine system orders in the U.S. were 24% lower than the prior year period in dollars, reflecting a 35% decline in unit orders as a result of the weak economic conditions in most domestic industrial market sectors. Orders for computerized machine systems in Europe, in current dollars, decreased 13% in the most recent quarter on a 5% decline in unit orders as compared to the prior year period, reflecting the softening in the German economy. Computerized machine system orders in Southeast Asia declined approximately $1.0 million, compared to the prior year period, due to reduced demand in the semi-conductor industry sector, and represented approximately 4% of total computerized machine system orders. Backlog was $9.1 million, at July 31, 2001 compared to $11.5 million at April 30, 2001 and $10.2 million at October 31, 2000.

Gross profit margin for the most recent fiscal quarter was 24.4%, 2.6 percentage points lower than the prior year period due primarily to the unfavorable effects of the stronger U.S. dollar as well as lower parts and service revenues.

Operating expenses, which include product development expense, were $5.9 million, an increase of $128,000, or 2.2% compared to the prior year period; however, these amounts do not include any significant benefits from cost reduction programs, which are expected to take effect in the beginning of the fourth fiscal quarter.

In July 2001, 42 positions were eliminated as a result of a domestic cost reduction program. A restructuring provision of $395,000 was recorded in the third fiscal quarter related to severance costs for these employees. Twenty-two employees were paid severance during the third quarter and the remaining employees will be paid severance in the fourth quarter. The programs are expected to reduce operating costs by approximately $3 million annually. See
Note 7.

Income tax expense in the third fiscal quarter of 2001 relates principally to taxable income of a foreign subsidiary. No tax benefit has been recorded on losses generated in the U.S. resulting in a net operating loss carry-forward.

Nine Months Ended July 31, 2001 Compared to Nine Months Ended July 31, 2000

The net loss for the nine months ended July 31, 2001 was $439,000, or $.08 per share on a diluted basis, which compares to net income of $1.5 million, or $.24 per share, reported for the corresponding period a year ago. Results for the 2001 period were unfavorably impacted by the financial effects of changes in foreign currencies, as compared to rates in effect during the prior year period, primarily the stronger U.S. dollar in relation to those linked to the Euro, which resulted in a reduction in gross profit margin, along with an increase in operating expenses partially offset by an increase in other income.

Sales and service fees for the first nine months of fiscal 2001 were $71.0 million, substantially unchanged from sales and service fees recorded in the 2000 period, in spite of the unfavorable effects of a substantially stronger dollar on sales made in foreign currencies. Domestic sales were $4.9 million, or 15%, below the prior year amount and sales in Southeast Asia also declined by $2.3 million, or 56%, reflecting weak economic conditions in these regions. Sales and service fees in Europe increased $6.9 million, or 20%, in spite of unfavorable currency effects, primarily attributable to strong order rates during the first quarter of fiscal 2001.

At comparable exchange rates, sales and service fees for the first nine months of fiscal 2001 would have been $75.3 million, an increase of approximately $3.9 million, or 5.5%, over the corresponding 2000 period. The increase in constant dollars was due almost entirely to increased shipments of computerized machine systems partially offset by declines in retrofit control sales and parts and service revenue. Computerized machine system sales increased $7.7 million, or 14%, when measured at exchange rates comparable to those in the 2000 period. Partially offsetting this increase is a reduction in retrofit control sales of $2.6 million and a $1.1 million decline in parts and service revenues.

New order bookings during the first nine months of fiscal 2001 were $68.4 million compared to $74.5 million for the corresponding 2000 period, a decrease of 8%. Orders were $28.1 million in the first quarter of fiscal 2001 but declined to $21.1 million and $19.2 million for the second and third quarters of fiscal 2001, respectively, primarily the result of weak conditions in most domestic industrial market sectors along with a softening in the German economy. Orders for computerized machine systems decreased 12.5% in units as a result of a 4% decline in domestic unit orders and a 57% decline in orders in South East Asia, which more than offset a 21% increase in orders in Europe. The dollar value of orders increased 3% due to a high percentage of larger value machines in the overall mix of new orders. Orders for stand-alone computer controls declined by 47% in dollars during this same period.

Gross profit margin was 25.2% for the first nine months of fiscal 2001, a decrease of 2.2 percentage points as compared to the same period of fiscal 2000. The decrease is primarily the result of unfavorable effects of the stronger U.S. dollar as well as lower parts and service revenues.

Selling, general and administrative expenses, which include research and development expenses, increased by $730,000 million, or 4.2%, due primarily to increases in professional service fees.

Other income was $464,000 for the nine months ended July 31, 2001 compared to other expense of $259,000 during the same period in the prior year. Other Income in fiscal 2001 included increased earnings in investments in affiliates accounted for using the equity method. The prior year period included unrealized currency losses associated with accounts receivable denominated in foreign currencies, primarily those linked to the Euro.

LIQUIDITY AND CAPITAL RESOURCES

At July 31, 2001, we had cash and cash equivalents of $4.7 million compared to $3.4 million at October 31, 2000. Cash used for operations totaled $5.0 million in the first nine months of fiscal 2001, compared to $6.5 million provided by operations in the same period of fiscal 2000. Net working capital, excluding short-term debt, was $34.7 million at July 31, 2001, compared to $28.1 million at October 31, 2000. The increase in working capital is primarily attributable to an increase in inventory of $7.0 million related primarily to increased units of finished product available for sale, because shipments during the period to customers in the U.S. and Southeast Asia markets were below planned levels. We have adjusted our production schedules, which will begin to take effect in the fourth fiscal quarter of 2001. We do not expect a significant reduction in operating working capital until the first half of fiscal 2002.

Capital investments during the first nine months consisted of expenditures for software development projects and purchases of equipment. Capital investments also included approximately $514,000 for an investment in a software development and loan agreement (see Note 9). During the first six months of fiscal 2001, we repurchased 391,101 shares of our common stock for $1.7 million. We funded these expenditures and our other cash needs with borrowings under our bank credit facility.

Total debt at July 31, 2001 was $14.0 million representing 28% of total capitalization, compared to $3.7 million or 9% of total capitalization at October 31, 2000. We had additional credit availability of $8 million at July 31, 2001.

Our bank credit facility matures May 1, 2002. We were in compliance with all of our loan covenants at July 31, 2001, however, we expect that we will not comply with one of the covenants at October 31, 2001. We are currently in discussion with our primary lender regarding an extension of our current credit facility and modification of covenants, as well with other bankers regarding replacement facilities. We believe that we will be able to obtain extended or replacement credit facilities under acceptable terms. We believe that available borrowings under current and anticipated amended or replacement credit facilities will be sufficient to meet our anticipated cash requirements in the foreseeable future.

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------  ----------------------------------------------------------
Interest Rate Risk

Interest on our bank borrowings is affected by changes in prevailing U.S. and European interest rates and/or Libor. The interest rates on the Libor portion of our bank credit facilities are based upon a ratio of total indebtedness to cash flow for the preceding twelve month period and are payable at Libor plus an amount ranging from 1.0% to 2.0% based upon a prescribed formula. At July 31, 2001, outstanding borrowings under our bank credit facilities were $13.0 million and our total indebtedness was $14.0 million. The interest rate on the Libor portion of our bank debt was Libor plus 1.0%. We expect that in connection with replacement credit facilities, future interest rates will increase to reflect current market rate spreads.

Foreign Currency Exchange Risk

In fiscal 2001, approximately 63.4% of our sales and service fees, including export sales, were derived from foreign markets. All of our computerized machine systems and computer numerical control systems, as well as certain proprietary service parts, are sourced by our U.S.-based engineering and manufacturing division and re-invoiced to our foreign sales and service subsidiaries, primarily in their functional currencies.

Our products are sourced from foreign suppliers or built to our specifications by either our wholly owned subsidiary in Taiwan, or contract manufacturers overseas. These purchases are predominantly in foreign currencies and in many cases our arrangements with these suppliers include foreign currency risk sharing agreements, which reduce (but do not eliminate) the effects of currency fluctuations on product costs. The predominant portion of our exchange rate risk associated with product purchases relates to the New Taiwan Dollar.

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

Forward contracts for the sale or purchase of foreign currencies as of July 31, 2001 which are designated as cash flow hedges under SFAS No. 133 were as follows:

                                                       Weighted       Contract Amount at Forward
                                Notional Amount          Avg.
                                   in Foreign           Forward                Rates in                    Maturity
      Forward Contracts             Currency             Rate                U.S. Dollars                   Dates
              ---------             --------             ----                ------------                   -----
                                                                     Contract Date   July 31, 2001
                                                                     -------------   -------------
   Sale Contracts:

   Euro                             5,500,000             .8656       $4,760,800       $4,805,971       Aug - Nov 2001

   Purchase Contracts:

   New Taiwan Dollar              156,000,000             .0306       $4,777,629       $4,491,068       Aug - Jan 2002


Forward contracts for the sale of foreign currencies as of July 31, 2001 which were entered into to protect against the effects of foreign currency fluctuations on receivables and payables denominated in foreign currencies were as follows:

                                                         Weighted
                                   Notional Amount         Avg.         Contract Amount at Forward
           Forward                   in Foreign           Forward                Rates in
          Contracts                   Currency             Rate                U.S. Dollars              Maturity Dates
          ---------                   --------             ----                ------------              --------------
                                                                      Contract Date   July 31, 2001
                                                                      -------------   -------------
Sale Contracts:

Euro                                 10,416,926            .8605         $8,964,196      $9,103,535     Aug - Oct 2001

Singapore  Dollar                     2,527,764            .5492         $1,388,178      $1,403,819     Aug - Sept 2001

Purchase Contracts:

New Taiwan Dollar                    15,000,000            .0312          $467,290        $431,627      October 2001


                           PART II - OTHER INFORMATION

Item 6.           EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

     11       Statement Re:  computation of per share earnings

     (b)      Reports on Form 8-K:  None

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           HURCO COMPANIES, INC.


                                           By:      /s/ Roger J. Wolf
                                                    ----------------------------
                                                    Roger J. Wolf
                                                    Senior Vice President and
                                                    Chief Financial Officer


                                           By:      /s/ Stephen J. Alesia
                                                    ----------------------------
                                                    Stephen J. Alesia
                                                    Corporate Controller and
                                                    Principal Accounting Officer




September 14, 2001

                                                   Exhibit 11
                               Statement Re: Computation of Per Share Earnings


                                                     Three Months Ended                          Nine Months Ended
                                                          July 31,                                   July 31,
                                       ---------------------------------------------------------------------------------------
                                                 2001                    2000                 2001               2000
                                       ---------------------------------------------------------------------------------------
(in thousands, except per share amount)
                                          Basic       Diluted       Basic    Diluted    Basic    Diluted    Basic   Diluted
                                       ---------------------------------------------------------------------------------------

Net income (loss)                        $ (1,329)   $ (1,329)      $ 407    $ 407    $ (439)   $ (439)   $1,467    $1,467

Weighted average shares
  outstanding                               5,581       5,581       5,952    5,952     5,700     5,700     5,952     5,952

Assumed issuances under
  stock options plans                          -           43           -       74        -         36        -         67
                                       ---------------------------------------------------------------------------------------
                                            5,581       5,624       5,952    6,026     5,700     5,736     5,952     6,019


Earnings (loss) per common share           $(0.24)     $(0.24)     $ 0.07   $ 0.07    $(0.08)   $(0.08)    $0.25     $0.24
                                       =======================================================================================