Form 10-K
period 2001-10-31
HURCO COMPANIES INC
filed 2002-01-29
CIK 315374

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

  X Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required] for the fiscal year ended October 31, 2001 or Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required] for the transition period from _________ to _________.


Commission File No. 0-9143

                              HURCO COMPANIES, INC.
         (Exact name of registrant as specified in its charter)

               Indiana                                   35-1150732
----------------------------------------  -------------------------------------
       (State or other jurisdiction of    I.R.S. Employer Identification Number)
       incorporation or organization)

       One Technology Way
       Indianapolis, Indiana                               46268
----------------------------------------  --------------------------------------
(Address of principal executive offices)                (Zip code)

Registrant's telephone number, including area code              (317) 293-5309
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to the filing requirements for at least the past 90 days. Yes X No

The aggregate market value of the Registrant's voting stock held by non-affiliates as of December 3, 2001 was $12,556,481.

The number of shares of the Registrant's common stock outstanding as of December 3, 2001 was 5,580,658.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Registrant's Proxy Statement for its 2002 Annual Meeting of Shareholders (Part III).

Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   X

                                     PART I

Item 1.  BUSINESS

General

Hurco Companies, Inc. is an industrial automation systems company. We design and produce interactive, personal computer (PC) based, computer control systems and software and computerized machine systems for sale through a worldwide sales, service and distribution network. Our proprietary computer control systems and software products are sold primarily as an integral component of our computerized machine tool systems. We also sell certain computer control models to machine system end-users and other machine system manufacturers who integrate them with their own products.

We pioneered the application of microprocessor technology and conversational programming software for application on machine tool system computer controls and, since our founding in 1968, have been a leader in the introduction of interactive computer control systems that automate manufacturing processes and improve productivity in the metal parts manufacturing industry. We have concentrated on designing "user-friendly" computer control systems that can be operated by both skilled and unskilled machine tool operators and yet are capable of instructing a machine to perform complex tasks. The combination of microprocessor technology and patented interactive, conversational programming software in our computer control systems enables operators on the production floor to quickly and easily create a program for machining or forming a particular part from a blueprint or computer-aided design (CAD) and immediately begin production of that part.

Our executive offices and principal design, engineering, and manufacturing management operations are headquartered in Indianapolis, Indiana. Sales, application engineering and service offices are located in Indianapolis, Indiana; Farmington Hills, High Wycombe, England; Munich, Germany; Paris, France; Milan, Italy and Singapore. Distribution facilities are located in Long Beach, California and Venlo, the Netherlands; a manufacturing facility is located in Taichung, Taiwan.

Our strategy is to design, develop, produce and market a comprehensive line of interactive computer controls, software and computerized machine systems using our proprietary technology designed to enhance the user's productivity through ease of operation and higher levels of machine performance (speed, accuracy and surface finish quality). We market these systems to the worldwide metal parts manufacturing market. We use an open systems software architecture that permits our computer control systems and software to be used with standard PC hardware and have emphasized an operator friendly design that employs both interactive conversational and graphical programming software. We have a well-established global contract manufacturing network that supplies the computerized machine systems to our selling divisions.

Products

Our principal products consist primarily of computerized machine tool systems (milling machines, machining centers and metal bending machines) into which our proprietary software and computer control systems have been fully integrated. We also produce computer control systems and related software for both metal cutting and metal bending machine applications that are sold primarily as retrofit control systems. In addition, we produce and distribute software options, control upgrades, hardware accessories and replacement parts and provide operator training and support services to our customers.

The following table sets forth the contribution of each of these product groups to our total sales and service fees during each of the past three fiscal years:

                                                                  Year Ended October 31,
                                           ---------------------------------------------------------------------
(Dollars in thousands)                                2001                    2000                    1999
                                                      ----                    ----                    ----
Computerized Machine Systems............      $73,286   (79.4%)       $71,708   (74.5%)       $63,793   (72.3%)
Computer Control
  Systems and Software*.................        5,716    (6.2%)         9,605   (10.0%)        10,623   (12.0%)
Service Parts...........................        9,516   (10.3%)        10,649   (11.1%)         9,574   (10.9%)
Service Fees............................        3,749    (4.1%)         4,242    (4.4%)         4,248    (4.8%)
                                           ----------     -----     --------- ---------     -------------------
                                              $92,267  (100.0%)       $96,204  (100.0%)       $88,238  (100.0%)
                                              =======  ========       =======  ========       =======  ========

* Amounts shown do not include computer control systems sold as an integrated component of computerized machine systems.

Computerized Machine Systems

Ultimax(R)  - Metal Cutting Applications

We design and market computerized machine tool systems which are equipped with a fully integrated interactive Ultimax(R) computer control system. Our patented Ultimax(R) twin screen "conversational" computer control system is sold solely as a fully integrated feature of a Hurco computerized machine system. This computer control system enables a machine operator to create complex two-dimensional part programs directly from blue prints or CAD. Machine operators with little or no programming experience can successfully program parts and begin machining operations in a short time with minimal special training. Since the initial introduction of the Ultimax(R) computer control, we have added enhancements related to operator programming productivity, CAD compatibility, data processing throughput and motion control speed and accuracy. Our latest Ultimax(R) programming stations use a Pentium* processor featuring an operator console with liquid crystal display screens and incorporate personal computer (PC) platform components. This upgradeable computer control product offers improved performance while ensuring access to the most cost effective computing hardware and software technology available.

Our current line of Ultimax(R) metal cutting machine systems is a complete family of products including milling machines with an x-axis travel of 30 and 40 inches and computerized machining centers with an x-axis travel of 24, 30, 40, 50 and 64 inches. These products provide different levels of performance features for different market applications and range in price from $25,000 to $165,000.

Dynapath(TM) - Metal Cutting Applications

Our Dynapath(TM) product line includes two computerized milling machines and two turning machines featuring our fully integrated Delta(TM) computer control systems. These products are designed for and marketed to the entry level market segment. They provide different levels of performance features for different market applications and range in price from $20,000 to $40,000.

Autobend(R) - Metal Bending Applications

We offer a line of up-acting computerized press brake machines for metal bending applications that incorporate our Autobend(R) computer control system as well as high performance down-acting computerized press brake systems with technologically advanced features, for high-accuracy performance and improved productivity which incorporates a third-party computer control system. In addition, we sell American and European style precision-ground tooling products which are sold either in conjunction with a computerized press brake system or directly to end-users of such equipment. These products are sold in the North American market by independent distributors and, in certain territories, by our direct sales personnel. The products provide different levels of performance features for different market applications and range in price from $30,000 to $300,000.
----------
* Pentium is a registered trademark of the Intel Corporation

Computer Control Systems and Software

The following computer control systems and software products are marketed directly to end-users and or to original equipment manufacturers.

o    Delta(TM) Series

Our Delta(TM) series computer control systems, which feature Pentium* microprocessor-based electronics incorporating industry standard computer components, are designed for the entry level segment of the worldwide parts manufacturing industry, and are used on milling machines, machining centers, turning centers and punching equipment. The Delta(TM) computer control system is based on industry standard point-to-point programming methodology but incorporates software features that group industry standard commands into useful part features, such as circles and frames, to simplify programming. The Delta(TM) computer control system is designed and configured as a general-purpose product, which offers flexibility, reliability and ease of integration with a wide variety of machine designs. The Delta(TM) computer control system is sold either as an integrated component of our Dynapath(TM) machine system or through retro-fitters to end-users of a wide range of entry level machine systems.

o    Autobend(R)

Autobend(R) computer control systems are applied to metal bending press brake machines that form parts from sheet metal and steel plate and consist of a microprocessor-based computer control and back gauge (an automated gauging system that determines where the bend will be made). We have manufactured and sold the Autobend(R) product line since 1968. We currently market two models of our Autobend(R) computer control systems for press brake machines, in combination with six different back gauges, through distributors to end-users as retrofit units for installation on existing or new press brake machines, as well as to original equipment manufacturers and importers of such equipment. The Autobend(R) computer control system is also sold as a fully integrated feature on our up-acting press brake machine systems.

o    CAM and Software Products

In addition to our computer control product lines, we offer metal cutting and forming software products for programming two and three-dimensional parts. These products are marketed to users of Ultimax(R) computer control systems. The primary products in this line are WinMax(R), a Windows** based off-line programming system, and a data file transfer (DXF) software option. The DXF software option eliminates manual data entry of part features by transferring AutoCAD(TM) drawing files directly into an Ultimax(R) computer control or the off-line programming system software, substantially increasing operator productivity. We have augmented our Autobend(R) product line with a computer-aided manufacturing (CAM) software product, Autobend PC(R), that enables the user to create and manipulate computer control compatible metal bending programs on a personal computer.

UltiPro(TM) is a high performance machining software option for our Pentium*-based Ultimax(R) computer control platform. The UltiPro(TM) software

-------
* Pentium is a registered trademark of the Intel Corporation
** Windows is a registered trademark of the Microsoft Corporation.

enables a customer to increase machine throughput by upgrading computer control system performance with a high speed Pentium* CPU and advanced motion control software. UltiNet(TM) is a networking software option for the Ultimax(R) computer control used by our customers to transfer part design and manufacturing information to computerized machine systems at high speeds and to network computerized machine systems within a customer's manufacturing facility.

We also offer conversational part and tool dimension probing options for Ultimax(R) based machines. These options permit the computerized dimensional measurement of machined parts and the associated cutting tools. This "on-machine" technique significantly improves the throughput of the measurement process when compared to traditional "off-machine" approaches.

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

Marketing and Distribution

We sell our products through approximately 258 independent agents and distributors in 39 countries throughout North America, Europe and Asia. We also have our own direct sales personnel in the United States, China, England, France, Germany, Italy and Singapore, the world's principal computerized machine tool system consuming countries. During fiscal 2001, no distributor accounted for more than 5% of our sales and service fees. Approximately 80% of the worldwide demand for computerized machine tool systems and computer control systems comes from outside the U.S. In fiscal 2001, approximately 64% of our revenues were from overseas customers.

The end-users of our products are precision tool, die and mold manufacturers, independent metal parts manufacturers and specialized production groups within large manufacturing corporations. Industries served include aerospace, defense, medical equipment, energy, injection molding, transportation and computer equipment.

Our computerized machine tool systems, along with related software options and accessories, are sold primarily to end-users. We sell certain computer control systems to original equipment manufacturers of new machine tools who integrate them with their own products prior to the sale of those products to their own customers, to retrofitters of used machine tools who integrate them with those machines as part of the retrofitting operation and to end-users who have an installed base of machine tools, either with or without related computer control systems. During fiscal 2001, no single end-user of our products accounted for more than 5% of our total sales and service fees.

We believe that advances in industrial technology and the related demand for process improvements as well as capacity expansion drive the demand for computerized machine systems and computer control systems.

Factors affecting demand include:
o   the need to continuously improve productivity and shorten cycle time,
o an aging installed base of machine tools that will require replacement with more advanced and efficient technology,
o the rate of industrial development in emerging countries in Asia and Eastern Europe, and
o   the declining supply of skilled machinists,

However, the demand for computerized machine tool systems and related products is highly dependent upon economic conditions and the general level of business confidence, as well as such factors as production capacity utilization and changes in governmental policies regarding tariffs, corporate taxation and other investment incentives, and therefore, can be volatile. By marketing and distributing our products on a worldwide basis, we seek to reduce the potential impact on our total sales and service fees of adverse changes in economic conditions in any particular geographic region.

Competition

We compete with many other companies in the United States and international markets. Several of these competitors are larger and have greater financial resources than we do. We strive to compete effectively by incorporating unique, patented software and other proprietary features into our products that offer enhanced productivity, superior technological capabilities and greater ease of use. We offer our products in a range of prices and capabilities in order to reach a broader potential market. We believe that our competitiveness is aided by our reputation for reliability and quality, our strong international sales and distribution organization and our extensive customer service organization.

In the United States and European metal cutting markets, major competitors include Haas Automation, Inc., Cincinnati Machine, Deckel, Maho Gildemeister
Group (DMG), Bridgeport Machines, Inc. and Fadal Engineering along with a large number of foreign manufacturers including Okuma Machinery Works Ltd., Mori Seiki Co., Ltd., Masak and Matsuura Machinery Corporation. The largest competitors with respect to our computerized press brake systems for metal bending applications include Amada America, Inc. and Trumpf.

Manufacturing

Our manufacturing strategy is based on the use of a global network of contract suppliers who manufacture our products in accordance with our proprietary designs, quality standards and cost specifications. This has enabled us to achieve lower product costs and lower working capital per sales dollar and to increase our worldwide manufacturing capacity without significant incremental investment in capital equipment or personnel.

Our computerized metal cutting machine systems are manufactured to our specifications by contractors in Taiwan, including our wholly owned subsidiary, Hurco Manufacturing Limited, which we established in fiscal 2000. This subsidiary has increased our overall capacity and reduced our dependence on other Taiwan contract manufacturers. We also have a 24% ownership interest in another primary contract manufacturer in Taiwan. We have worked closely with our contract manufacturers to increase their production capacity to meet the rising demand for our machine tool products and believe that such capacity is sufficient to meet our current and projected demand. We are continuing to consider additional contract manufacturing resources that will increase our capacity; however, any significant reduction in capacity or performance capability of our principal manufacturing contractors would have a material adverse effect on our operations.

We also have a contract manufacturing agreement for computer control systems with a Taiwanese-based company in which we have a 35% ownership interest. This company is manufacturing most of our computer control systems to our specifications and supplies certain proprietary and standard components for use in our domestic production. We believe that alternative sources for standard and proprietary components are available.

Backlog

Our backlog consists of firm orders received from customers and distributors but not shipped. Backlog was $9.1 million, $10.2 million and $8.5 million as of October 31, 2001, 2000, and 1999, respectively.

Intellectual Property

We consider certain features of our products to be proprietary. We own, directly or through a subsidiary, a number of patents that are significant to our business. Our subsidiary, IMS Technology, Inc. (IMS), owns domestic and foreign patents covering the machining method practiced when a machine tool is integrated with an interactive computer control (these patents are collectively referred to as the "Interactive Machining Patents"). We also hold a non-exclusive license covering features of the automatic tool changer offered with certain of our computer control machining centers. We also own a patent on an object-oriented, open architecture methodology for computer control software, as well as a patent for a manually operated apparatus for removal and insertion of a machining tool from the machine.

Since 1995, IMS has actively pursued a program to stop infringement and license the use of its interactive machining patents. During the past five fiscal years, IMS has entered into agreements with approximately 40 computer control users under which it has granted non-exclusive licenses of those patents. We recorded license fee income of $700,000, $5.4 million and $300,000, net of legal fees and expenses, in fiscal 2001, 2000, and 1999 respectively. In addition, IMS has received a royalty-free non-exclusive license under six patents owned by two of the licensees. There are only a limited number of remaining computer control users that IMS has identified as potential licensees and we do not anticipate that future license fee income will be significant.

Research and Development

Research and development expenditures for new products and significant product improvements, included as period operating expenses, were $3.5 million, $3.2 million and $2.5 million in fiscal 2001, 2000, and 1999, respectively. In addition, we recorded expenditures of $665,000 in 2001, $706,000 in 2000 and $1.0 million in 1999 related to software development projects that were capitalized.

Employees

We had approximately 250 employees at the end of fiscal 2001, none of whom are covered by a collective-bargaining agreement or represented by a union. We have experienced no employee-generated work stoppages or disruptions and we consider our employee relations to be satisfactory.

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

Item 2.  PROPERTIES

The following table sets forth the location, size and principal use of each of our facilities:

          Location                      Square Footage                            Principal Uses
Indianapolis, Indiana                       165,000(1)               Corporate headquarters, design and
                                                                     engineering, product testing, computer control
                                                                     assembly, sales, application engineering and customer service

Farmington Hills, Michigan                   37,500(2)               Sales, application engineering and
                                                                     customer service

Long Beach, California                        3,000                  Warehouse and distribution

High Wycombe, England                        45,000(3)               Sales, application engineering and
                                                                     customer service

Paris, France                                 2,800                  Sales, application engineering and
                                                                     customer service

Munich, Germany                              17,100                  Sales, application engineering and
customer service

Milan, Italy                                  4,850                  Sales, application engineering and customer service

Singapore                                     3,000                  Sales, application engineering and
                                                                     customer service

Taichung, Taiwan                             26,600                  Manufacturing

-----------------------------------------------------------------------------------------------------------------------------------
       (1)    Approximately 45,000 square feet is available for sublet.
       (2)    Approximately 24,000 square feet is under sublease through July 2002, the expiration date of the current lease.
       (3)    Approximately  24,000 square feet have been sublet to a subtenant  since 1995. The current lease expires in
              March 2002 at which time we expect to lease a new facility under acceptable terms near the location of our current facility.

We own the Indianapolis facility and lease all other facilities. The leases have terms expiring at various dates ranging from March 2002 to March 2006. We believe that all of our facilities are well maintained and are adequate for our needs now and in the foreseeable future. We do not believe that we would experience any difficulty in replacing any of the present facilities if any of our leases were not renewed at expiration.

Item 3.  LEGAL PROCEEDINGS

We are involved in various lawsuits arising in the normal course of business. We believe that none of these suits is likely to have a material adverse effect on our consolidated financial position or results of operations.

Item.  4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

Executive Officers of the Registrant

The following information sets forth as of December 31,2001, the name of each executive officer, his age, tenure as an officer, principal occupation and business experience for the last five years:

Name                               Age      Position(s) with the Company
Michael Doar                       46       Chairman of the Board and Chief Executive Officer

James D. Fabris                    50       President and Chief Operating Officer

Roger J. Wolf                      61       Senior Vice President, Secretary, Treasurer and Chief Financial Officer

Bernard C. Faulkner                50       President - Hurco North America

David E. Platts                    49       Vice President, Technology and Business Development

Stephen J. Alesia                  35       Corporate Controller, Assistant Secretary

Michael Doar was elected Chairman of the Board and Chief Executive Officer on November 14, 2001. Mr. Doar had held various management positions with Ingersoll Milling Machine Company from 1989 until 2001. Mr. Doar has been a director of Hurco since 2000.

James D. Fabris was elected President and Chief Operating Officer on November 14, 2001. Mr. Fabris served as Executive Vice President - Operations from November 1997 until his current appointment and previously served as a Vice President of Hurco since February 1995.

Roger J. Wolf has been Senior Vice President, Secretary, Treasurer and Chief Financial Officer since January 1993.

David E. Platts has been employed by Hurco since 1982, and was elected Vice President, Technology and Business Development in May 2000. Mr. Platts previously served as Vice President of Research and Development since 1989.

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

                                     PART II

Item 5.    MARKET FOR THE REGISTRANT'S EQUITY AND RELATED
           STOCKHOLDER MATTERS

Our common stock is traded on the Nasdaq National Market under the symbol "HURC". The following table sets forth the high and low sales prices of the shares of our common stock for the periods indicated, as reported by the Nasdaq National Market:

                                                               2001                             2000
                                                      ---------------------            ---------------------
         Fiscal Quarter Ended:                           High          Low                High          Low
         --------------------                           -------------------             --------------------
         January 31..............................       $3.875       $3.250              $4.125       $3.000
         April 30................................        4.188        3.150               5.875        3.188
         July 31.................................        3.660        2.150               4.750        3.625
         October 31..............................        2.990        2.080               4.813        3.375


We do not currently pay dividends on our common stock and intend to continue to retain earnings for working capital, capital expenditures and debt reduction.

There were 436 holders of record of our common stock as of December 3, 2001.

Item 6.  SELECTED FINANCIAL DATA

The Selected Financial Data presented below have been derived from our Consolidated Financial Statements for the years indicated and should be read in conjunction with the Consolidated Financial Statements and related notes set forth elsewhere herein.

                                                          Year Ended October 31,
                                                 2001            2000          1999          1998         1997
                                          --------------------------------------------------------------------
Statement of Operations Data:                        (In thousands, except per share amounts)
   Sales and service fees................  $    92,267     $    96,204    $   88,238    $   93,422     $  95,729

   Gross profit..........................  $    23,262     $    25,377    $   24,174    $   27,939     $  27,773

   Selling, general and adminis-
     trative expenses....................  $    24,040     $    23,538    $   21,259    $   21,786     $  21,047

   Restructuring charge (credit).........  $       143     $       300    $    (103)    $    1,162     $      --

   Operating income (loss)...............  $      (921)    $     1,539    $    3,018    $    4,991     $   6,726

   Interest expense......................  $       790     $       939    $    1,293    $      876     $   1,938

   License fee income and litigation
     settlement fees, net................  $       723     $     5,365    $      304    $    6,974     $  10,095

   Net income (loss).....................  $    (1,597)    $     5,035    $    1,802    $    9,254     $  13,804

   Earnings (loss)
     per common share-diluted............  $      (.28)    $       .84    $      .30    $     1.39     $    2.06

   Weighted average common
     shares outstanding-diluted..........       5,670            6,020         6,061         6,670         6,704

                                                               As of October 31,
                                               2001           2000             1999          1998         1997
                                         ---------------------------------------------------------------------
Balance Sheet Data:                                               (Dollars in thousands)
   Current assets........................  $    49,510     $   49,195     $   52,856    $   55,143     $  42,222

   Current liabilities...................  $    18,217     $   23,124     $   19,580    $   25,794     $  19,370

   Working capital ......................  $    31,293     $   26,071     $   33,276    $   29,349     $  22,852

   Current ratio.........................          2.7            2.1            2.7           2.1           2.2

   Total assets..........................  $    66,217     $   65,024     $   69,632    $   71,696     $  58,748

   Long-term obligations.................  $    12,532     $    3,009     $   13,904    $    8,162     $   9,602

   Total debt............................  $    12,000     $    3,736     $   14,172    $    8,358     $  10,043

   Shareholders' equity..................  $    35,468     $   38,891     $   36,148    $   37,740     $  29,776

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
-------------------------------------------------------------
The following discussion should be read in conjunction with the Selected Financial Data and the Consolidated Financial Statements and Notes thereto appearing elsewhere herein. Certain statements made in this report may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors include, among others, changes in general economic and business conditions that affect market demand for computer control systems, machine tools and software products, changes in manufacturing markets, planned inventory reductions, innovations by competitors, quality and delivery performance by our contract manufacturers and governmental actions and initiatives including import and export restrictions and tariffs.

Results of Operations

The following table presents, for the fiscal years indicated, selected items from the Consolidated Statements of Operations expressed as a percentage of worldwide sales and service fees and the year-to-year percentage changes in the dollar amounts of those items.

                                                  Percentage of Revenues             Year-to-Year % Change
                                                                                       Increase (Decrease)
                                               2001       2000        1999         01 vs. 00       00 vs. 99
                                               -----      -----       -----        ---------       ---------
   Sales and service fees................      100.0%     100.0%      100.0%         (4.1%)          9.0%
   Gross profit..........................       25.2%      26.4%       27.4%         (8.3%)          5.0%
   Selling, general and
     administrative expenses.............       26.1%      24.5%       24.1%          2.1%          10.7%
   Operating income (loss)...............       (1.0%)      1.6%        3.4%          N.A            (49%)
   License fee income, net...............        0.8%       5.6%        0.3%          (87%)         1665%
   Interest expense......................        0.9%       0.9%        1.5%          (16%)          (27%)
   Net income (loss).....................       (1.7%)      5.2%        2.0%          N.A.           179%

Fiscal 2001 Compared With Fiscal 2000

Net loss for the fiscal year ended October 31, 2001 was $1.6 million, or $.28 per share, on a diluted basis, compared to net income of $5.0 million, or $.84 per share, reported for the preceding year. The change in our year-to-year results was due primarily to a significant decline in license fee income in fiscal 2001 from that reported in fiscal 2000, and to a lesser extent, to a decrease in sales.

Sales and service fees were $92.3 million, for fiscal 2001, a decrease of 4.1% from the $96.2 million reported for fiscal 2000. The decline in sales was due in major part to the adverse effects of a stronger U.S. dollar when translating foreign sales for financial reporting purposes, and by a decrease in domestic sales. When measured at constant exchange rates, sales for fiscal 2001 would have been essentially the same as 2000. Domestic sales in fiscal 2001 declined by $9.8 million, or 22.0%, as a result of a slowing economy in most industrial sectors that began near the end of the first fiscal quarter, while sales in Europe increased $8.8 million in spite of the strong dollar. Sales in Southeast Asia declined by $3.0 million, or 54.1%, due to weak economic conditions in that area during fiscal 2001.

Net sales of computerized machine tool systems increased in fiscal 2001 by $4.8 million compared to the prior year when measured in constant dollars but was offset by a $3.5 million decline in sales of stand-alone control systems. Net sales of computerized machine systems in the U.S. declined 17% for the full fiscal year 2001. In contrast, sales of computerized machine systems in Europe, measured in constant dollars, increased 30% for the full year. Parts and service fee revenues declined by $1.6 million, or 10.9%. The decrease was exclusively in the United States and further reflects the weakening economic environment.

International sales, including export sales from the United States, approximated 64.3% of consolidated sales and service fees for fiscal 2001 compared to 57.5% for fiscal 2000.

New order bookings for fiscal 2001 were $89.4 million, compared to $100.7 million for the prior year period, a decrease of 11.3%. Orders were $28.1 million in the first quarter of fiscal 2001 but declined to $21.1 million, $19.2 and $21.0 million second, third and fourth quarter, respectively. The decline in orders from the first quarter is the result of weak economic conditions in most industrial market sectors in the U.S. along with a softening in the German economy. The decline in orders was most pronounced in the United States where computerized machine system orders declined 30.4% in dollars. This was partially offset by a 19% increase in computerized machine system orders in Europe, measured in constant dollars. We have experienced a further decline in orders in the first quarter of fiscal 2002 reflecting the recessionary environment in our primary markets. Backlog was $9.1 million at October 31, 2001, compared to $10.2 million at October 31, 2000.

Gross profit margin declined in fiscal 2001 to 25.2% from 26.4% in fiscal 2000, due primarily to the unfavorable effects of the stronger U.S. dollar.

Operating expenses increased 2.1% to $24.0 million in fiscal 2001 from $23.5 million in fiscal 2000, due primarily to increased costs for enhanced product development activities associated with our next generation computer control technology. The increased operating expense for the full fiscal year combined with reduced sales and gross profit margins, resulted in an operating loss of $921,000 for fiscal 2001 as compared to an operating profit of $1.5 million in the prior year.

Restructuring expense of $143,000 in fiscal 2001 included a reversal of $328,000 primarily related to sub-letting space in a leased facility that was reserved as part of a previous restructuring plan. In addition, a restructuring charge of $471,000 was recorded for severance costs related reductions in our domestic operations. In fiscal 2000, we recorded a restructuring charge of $300,000 for severance costs related to the termination of employees at our Farmington Hills facility in connection with the consolidation of this operation into our North American sales and service business.

License fee income and litigation settlement fees in fiscal 2001 consisted of several licenses that were granted during the year, while the substantial license fees reported in fiscal 2000 were primarily the result of the settlement of a long-standing patent infringement claim. The licensing program that resulted in the license and litigation settlement fees has effectively been completed and we do not expect significant license fees in fiscal 2002.

Other expense in fiscal 2001 was $215,000 compared to $395,000 in fiscal 2000 and consisted primarily of typhoon-related flood damage at our manufacturing facility in Taiwan of which our insurers have denied coverage. Fiscal 2000 other expense consisted primarily of realized and unrealized currency losses associated with accounts receivable denominated in foreign currencies, primarily those linked to the Euro, which for the most part, were not hedged during fiscal 2000. In fiscal 2001, these accounts receivable were fully hedged.

The provision for foreign income tax in both fiscal 2001 and fiscal 2000 consists mostly of income tax expense related to the earnings of our foreign subsidiaries.

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

Sales and service fees were $96.2 million for fiscal 2000, an increase of 9.0% from the $88.2 million reported for fiscal 1999. At constant exchange rates net sales and service fees would have been approximately $102.2 million for the fiscal year, an increase of 15.6% compared to the prior year.

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

In the fourth quarter of fiscal 2000, we recorded a restructuring charge of $300,000 for severance costs related to the termination of employees at our subsidiary, Autocon Technologies, Inc. in connection with the completion of the consolidation of this operation into our North American sales and service business. Fourteen employees received notice that their position would be eliminated in fiscal 2001.

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

EURO Currency

Many of the countries in which we sell our products and services are Member States of the Economic and Monetary Union (EMU). Beginning January 1, 1999, Member States of the EMU were permitted to begin trading in either their local currencies or the Euro, the official currency of EMU participating Member States. Effective January 1, 2002, the Euro replaced the national currencies of the participating Member States. We have not incurred and do not anticipate incurring any material adverse effects on our operations related to the Euro.

Foreign Currency Risk Management

We manage our foreign currency exposure through the use of foreign currency forward exchange contracts. We enter into foreign currency forward exchange contracts periodically to hedge certain forecasted inter-company sales and forecasted inter-company and third-party purchases denominated in foreign currencies (primarily the Pound Sterling, Euro and New Taiwan Dollar). We also enter into foreign currency forward exchange contracts to protect against the effects of foreign currency fluctuations on receivables and payables denominated in foreign currencies. We do not speculate in the financial markets and, therefore, do not enter into these contracts for trading purposes. We also moderate our currency risk related to significant purchase commitments with certain foreign vendors through price adjustment agreements that provide for a sharing of, or otherwise limit, the risk of currency fluctuations on the costs of purchased products. Note 1 to the Consolidated Financial Statements has more information on this subject.

Liquidity and Capital Resources

At October 31, 2001, we had cash and cash equivalents of $3.5 million compared to $3.4 million at October 31, 2000. Cash used for operations totaled $3.5 million in fiscal 2001, compared to cash provided by operations of $12.9 million in fiscal 2000. Cash flow from operations in fiscal 2000 was enhanced by license fee receipts of approximately $5.4 million, net of related legal fees and expenses.

Working capital, excluding short-term debt, was $31.5 million at October 31, 2001, compared to $28.1 million at October 31, 2000. The increase in working capital is attributable to an increase in inventory of $4.0 million and a decrease in accounts payable of $3.5 million offset by a $3.1 million decrease in accounts receivable. The increase in inventory related primarily to increased units of finished product available for sale, because shipments during the year to customers in the U.S. and Southeast Asia markets were below planned levels. We have adjusted our production schedules, which began to take effect in the fourth fiscal quarter of 2001. Accordingly, we expect a reduction in inventory and operating working capital during fiscal 2002.

Capital investments during the year consisted of expenditures for software development projects and purchases of equipment. Investments also included $672,000 for a secured loan to a software company as more fully described in
Note 17. During fiscal 2001, we repurchased 391,101 shares of our common stock for $1.7 million. We funded these expenditures and our other cash needs with borrowings under our bank credit facility.

Effective October 31, 2001, we entered into an amended and restated credit agreement, maturing December 31, 2002. The restated credit agreement provides for increased interest rates during the second half of fiscal 2002 of one to one and one half percentage points more than those called for by the prior credit agreement, as well as a facility fee of up to $150,000 if we have not reduced the commitment by $7.5 million at May 1, 2002 or replaced the facility by August 1, 2002. The restated credit agreement provides the bank lender with a security interest in substantially all of our domestic assets and 67% of the common stock of our U.S. holding companies which own our foreign subsidiaries. Also, as discussed in Note 4, we are in discussion with other lenders for long-term replacement credit facilities, and while we believe that we will be able to obtain replacement facilities in fiscal 2002 under acceptable terms, no such assurance can be given.

The financial covenants included in the restated credit agreement require us to maintain a specified working capital base, meet quarterly net worth and EBITDA (earnings before interest, taxes, depreciation, and amortization) requirements and impose a maximum leverage ratio and restrict our capital expenditures.

Total debt at October 31, 2001 was $12.0 million, representing 25% of total capitalization, compared to $3.7 million, or 9% of total capitalization, at October 31, 2000. We were in compliance with all loan covenants, and had an additional credit availability of $9.2 million at October 31, 2001.

Based on our business plan for fiscal 2002, which include planned reductions of operating expenses and working capital, we believe that cash flow generated from operations and borrowings available to us under our restated credit agreement will be sufficient to meet our anticipated cash requirements in fiscal 2002. Although, we believe that the assumptions underlying our 2002 business plan are reasonable there are risks related to further declines in market demand and reduced sales in the U.S. and Europe, adverse currency movements, realization of anticipated cost reductions and cash realized from planned inventory reductions, that could cause our actual results to differ from our business plan. During the first quarter of fiscal 2002, order rates have deteriorated further, both in the U.S. and Europe. Should these below plan order rates continue into our second fiscal quarter, we are prepared to take additional cost cutting actions. Although we anticipate continued operating losses in our first fiscal quarter, we expect to reduce outstanding borrowings at January 31, 2002 compared to October 31, 2001, due to planned working capital reductions.

On January 8, 2002, our German subsidiary obtained a 3.0 million Euro working capital credit facility that is available through December 31, 2002. As a result, our domestic credit facility was reduced by $2.7 million to $19.8 million.

New Accounting Pronouncements

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. (SAB) 101, "Revenue Recognition." This bulletin summarizes the SEC's views in applying generally accepted accounting principles to revenue recognition. We adopted SAB 101 in Fiscal 2001 and the impact on our financial statements was immaterial.

In June 2001, the Financial Accounting Standards Board issued statement No. 141, Business Combinations (FAS 141) and statement No. 142, Goodwill and Other Intangible Assets (FAS 142). FAS 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method of accounting. Under FAS 142, amortization of goodwill will cease and the goodwill carrying values will be tested periodically for impairment. We are required to adopt FAS 142 effective November 1, 2002 for goodwill and intangible assets acquired prior to July 1, 2001. Goodwill and intangible assets acquired after June 30, 2001 will be subject immediately to the goodwill non-amortization and intangible provisions of this statement. The impact on our financial statements will be immaterial.

In August 2001, the Financial Accounting Standards Board issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (FAS 144), which is effective for the fiscal year beginning November 1, 2002. FAS 144 establishes a single model to account for impairment of assets to be held or disposed, incorporating guidelines for accounting and disclosure of discontinued operations. We believe the impact on our financial statements will be immaterial.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risks

Interest Rate Risk

Our earnings are effected by changes in interest expense on our outstanding debt, all of which is subject to floating rates, either LIBOR or prime. If interest rates on our outstanding borrowings during each of the last two fiscal years were to have increased by one percentage point (1%) (or 100 basis points) over the actual rates that we paid in that year, our interest expense would have increased by approximately $110,000 in fiscal 2001 and approximately $90,000 in fiscal 2000. See Note 4 of the Consolidated Financial Statements for a discussion of the interest rates under our restated credit agreement. At October 31, 2001, outstanding borrowings under our bank credit facilities were $11.2 million and our total indebtedness was $12.0 million.

Foreign Currency Exchange Risk

In fiscal 2001, approximately 64.3% of our sales and service fees, including export sales, were derived from foreign markets. All of our computerized machine systems and computer control systems, as well as certain proprietary service parts, are sourced by our U.S.-based engineering and manufacturing division and re-invoiced to our foreign sales and service subsidiaries, primarily in their functional currencies.

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

We enter into foreign currency forward exchange from time to time to hedge the cash flow risk related to forecasted inter-company sales, and forecasted inter-company and third party purchases denominated in, or based on, foreign currencies. We also enter into foreign currency forward exchange contracts to protect against the effects of foreign currency fluctuations on receivables and payables denominated in foreign currencies. We do not speculate in the financial markets and, therefore, do not enter into these contracts for trading purposes.

Forward contracts for the sale or purchase of foreign currencies as of October 31, 2001 which are designated as cash flow hedges under SFAS No. 133 were as follows:

                                                       Weighted
                                Notional Amount          Avg.       Contract Amount at Forward Rates
           Forward                 in Foreign          Forward                     in
          Contracts                 Currency             Rate                 U.S. Dollars
          ---------                 --------             ----                 ------------
                                                                       Contract                               Maturity
                                                                         Date        October 31, 2001          Dates
                                                                         ----        ----------------          -----
   Sale Contracts:
   Euro                             3,500,000           $ .8924       $3,123,400        $3,144,023       Nov 2001-Jan 2002

   Sterling                           400,000           $1.4521         $580,840          $578,870       Nov 2001-Jan 2002

   Purchase Contracts:

   New Taiwan Dollar               45,000,000           34.25*        $1,314,000        $1,304,310       Nov 2001-Jan 2002

*  NT Dollars per U.S. dollars


Forward contracts for the sale of foreign currencies as of October 31, 2001 which were entered into to protect against the effects of foreign currency fluctuations on receivables and payables denominated in foreign currencies were as follows:

                                                     Weighted
                              Notional Amount          Avg.        Contract Amount at Forward Rates
        Forward                 in Foreign            Forward                     in
       Contracts                 Currency              Rate                  U.S. Dollars
       ---------                 --------              ----                  ------------
                                                                     Contract                                Maturity
                                                                     ---------
                                                                       Date        October 31, 2001           Dates
                                                                       ----       -----------------           -----
Sale Contracts:
Euro                             9,105,196            $ .9034          $8,225,634         $8,187,658      Nov - Dec 2001

Singapore Dollar                 2,415,675            $ .5557          $1,342,391         $1,326,977      Nov 2001 -Jan 2002



Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                    Report of Independent Public Accountants

To the Shareholders and
Board of Directors of
Hurco Companies, Inc.:

We have audited the accompanying consolidated balance sheets of Hurco Companies, Inc. (an Indiana corporation) and subsidiaries as of October 31, 2001 and 2000, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the three years in the period ended October 31, 2001. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hurco Companies, Inc. and subsidiaries as of October 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended October 31, 2001, in conformity with accounting principles generally accepted in the United States.

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






                                                       ARTHUR ANDERSEN LLP


Indianapolis, Indiana,
January 15, 2002.

                              HURCO COMPANIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                 Year Ended October 31,
                                                                                 ----------------------
                                                                         2001              2000             1999
                                                                         ----              ----             ----
                                                                    (Dollars in thousands, except per share amounts)
Sales and service fees........................................       $ 92,267            $96,204        $ 88,238

Cost of sales and service ....................................         69,005             70,827          64,064
                                                                     --------         ----------        --------

     Gross profit.............................................         23,262             25,377          24,174

Selling, general and administrative expenses..................         24,040             23,538          21,259

Restructuring charge (credit) (Note 15).......................            143               300             (103)
                                                                     ---------        ----------        -------

     Operating income (loss)..................................           (921)            1,539            3,018

License fee income and litigation settlement fees, net
     (Note 10 and 12).........................................            723             5,365              304

Interest expense..............................................            790               939            1,293

Earnings from equity investments..............................            383                36              192

Other expense, net............................................            215               395              167
                                                                     ---------        ----------        ---------

     Income (loss) before income taxes........................           (820)            5,606            2,054

Provision for income taxes (Note 6)...........................            777               571              252
                                                                     ---------        ----------        ----------

Net income (loss) ............................................       $ (1,597)        $   5,035         $  1,802
                                                                     =========        =========         ========


Earnings (loss) per common share - basic......................       $   (.28)             $.85             $.30
                                                                     =========             ====             ====

Weighted average common shares outstanding - basic............          5,670             5,952            5,980
                                                                     ========          =========         ========

Earnings (loss) per common share - diluted....................       $   (.28)             $.84            $.30
                                                                     =========             ====            =====

Weighted average common shares outstanding - diluted..........          5,670             6,020            6,061
                                                                     ========           =======           ======

The accompanying notes are an integral part of the Consolidated Financial Statements.

                                HURCO COMPANIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                                                                                          As of October 31,
                                  ASSETS                                                2001           2000
                                                                                        ----           ----
                                                                  (Dollars in thousands, except per share amounts)
Current assets:
   Cash and cash equivalents.....................................................  $   3,523      $   3,384
   Accounts receivable, less allowance for doubtful accounts
    of $907 in 2001 and $741 in 2000.............................................     14,436         17,842
   Inventories ..................................................................     30,319         26,176
   Other.........................................................................      1,232          1,793
                                                                                   ---------      ---------
     Total current assets........................................................     49,510         49,195
Property and equipment:
   Land..........................................................................        761            761
   Building......................................................................      7,187          7,162
   Machinery and equipment.......................................................     11,410         11,000
   Leasehold improvements........................................................      1,059            992
                                                                                   ---------        -------
                                                                                      20,417         19,915
   Less accumulated depreciation and amortization................................    (11,653)       (11,122)
                                                                                   ---------        --------
                                                                                       8,764          8,793
Software development costs, less accumulated amortization........................      3,066          3,326
Investments and other assets.....................................................      4,877          3,710
                                                                                   ---------      ---------
                                                                                   $  66,217      $  65,024
                                                                                   ---------      ---------
                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable..............................................................  $   7,601      $  10,896
   Accounts payable-related parties..............................................      2,335          2,697
   Accrued expenses and other....................................................      7,289          6,714
   Accrued warranty expenses.....................................................        792            831
   Current portion of long-term debt.............................................        200          1,986
                                                                                   ---------      ---------
     Total current liabilities...................................................     18,217         23,124
Non-current liabilities:
   Long-term debt ...............................................................     11,800          1,750
   Deferred credits and other ...................................................        732          1,259
                                                                                   ---------      ---------
                                                                                      12,532          3,009
Commitments and contingencies (Notes 10 and 11)
Shareholders' equity:
   Preferred stock: no par value per share; 1,000,000 shares
     authorized; no shares issued................................................         --             --
   Common stock: no par value; $.10 stated value per share; 12,500,000 shares authorized; 5,580,658 and 5,955,359 shares issued and
     outstanding in 2001 and 2000, respectively..................................        558            596
   Additional paid-in capital....................................................     44,714         46,347
   Accumulated deficit...........................................................     (1,910)          (313)
   Accumulated other comprehensive income........................................     (7,894)        (7,739)
                                                                                   ----------     ---------
     Total shareholders' equity..................................................     35,468         38,891
                                                                                   ---------      ---------
                                                                                   $  66,217      $  65,024
                                                                                   =========      =========
The accompanying notes are an integral part of the Consolidated Financial Statements.



                                                 HURCO COMPANIES, INC.
                                         CONSOLIDATED STATEMENTS OF CASH FLOWS


Year Ended October 31,
                                                                                    2001         2000          1999
(Dollars in thousands)                                                              ----         ----          ----
Cash flows from operating activities:
   Net income .............................................................     $ (1,597)     $ 5,035     $   1,802
   Adjustments to reconcile net income to
   net cash provided by (used for) operating activities:
     Provision for doubtful accounts.......................................          547          185           231
     Equity in income of affiliates........................................         (383)         (36)         (192)
     Depreciation and amortization.........................................        2,196        2,519         2,428
     Restructuring charge (credit) ........................................         (195)         300          (103)
     Change in assets/liabilities
      (Increase) decrease in accounts receivable...........................        3,113       (2,286)          743
      (Increase) decrease in inventories...................................       (4,018)       2,717           801
      Increase (decrease) in accounts payable..............................       (3,521)       2,917        (4,825)
      Increase (decrease) in accrued expenses..............................          558        1,023          (928)
      Other................................................................         (182)         476          (784)
                                                                                -----------   ----------    ----------
         Net cash provided by (used for) operating activities..............       (3,482)      12,850          (827)
                                                                                -----------   ----------    ----------
Cash flows from investing activities:
   Proceeds from sale of equipment.........................................           38           36            69
   Purchase of property and equipment......................................       (1,253)      (1,193        (1,176)
   Software development costs..............................................         (665)        (706)         (981)
   Other investments.......................................................         (829)        (138)         (288)
                                                                                -----------   ----------    ----------
         Net cash (used for) investing activities..........................       (2,709)      (2,001)        (2,376)
                                                                                -----------   ----------    ----------
Cash flows from financing activities:
   Advances on bank credit facilities......................................       44,300       28,500         61,920
   Repayments of bank credit facilities....................................      (34,050)     (37,150)       (54,320)
   Repayments of term debt.................................................       (1,986)      (1,786)        (1,786)
   Proceeds from exercise of common stock options..........................           35            8             18
   Repurchase of common stock................................................     (1,706)          --         (2,379)
                                                                                --------     --------       ---------
         Net cash provided by (used for) financing activities..............        6,593      (10,428)        3,453
                                                                                --------     ---------      ---------

Effect of exchange rate changes on cash....................................         (263)        (532)          (31)
                                                                                -----------   ----------    --------
         Net increase (decrease) in cash...................................          139         (111)          219

Cash and cash equivalents at beginning of year.............................        3,384        3,495         3,276
                                                                                --------     --------       --------
Cash and cash equivalents at end of year...................................       $3,523       $3,384        $3,495
                                                                                  ======      ========      =======

Supplemental disclosures:
   Cash paid for:
      Interest.............................................................     $    682     $    834     $   1,016
      Income taxes.........................................................     $    501     $    739     $   1,003
The accompanying notes are an integral part of the Consolidated Finacial Statements.

                                        HURCO COMPANIES, INC.
                     CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY


                                                                                                              Accumulated
                                                                   Common Stock                                  Other
                                                         -----------------------     Additional               Comprehensive
                                                         Shares Issued                Paid-In    Accumulated     Income
(Dollars in thousands)                                   & Outstanding    Amount      Capital       Deficit      (loss)       Total
Balances, October 31, 1998...........................       6,340,111     $  634     $  48,662    $(7,150)     $(4,406)     $37,740
                                                           ----------      -----      --------     --------     --------      ------

Net income...........................................              --         --            --      1,802         --          1,802

Translation of foreign currency financial
   statements........................................              --         --            --         --       (1,033)      (1,033)
                                                                                                                             -------
Comprehensive Income.................................                                                                           769

Exercise of common stock options.....................           7,500          1            17         --          --            18

Repurchase of common stock...........................        (395,752)       (40)       (2,339)        --          --        (2,379)
                                                           ----------     -------       -------     -------      -------    --------

Balances, October 31, 1999...........................       5,951,859     $  595      $46,340     $(5,348)        $(5,439)  $36,148
                                                           ----------     ------      -------     --------        --------  --------
Net income...........................................             --         --            --        5,035            --      5,035

Translation of foreign currency financial
   statements........................................              --         --            --           --        (2,300)   (2,300)
                                                                                                                             -------
Comprehensive Income.................................                                                                         2,735

Exercise of common stock options.....................           3,500          1             7           --            --         8
                                                              ---------    -------      --------   ----------    -------   --------

Balances, October 31, 2000..............................    5,955,359    $   596       $46,347       $(313)       $(7,739)  $38,891
                                                             =========    =======     =========      ======       =======   ========

Net income (loss)....................................              --         --            --      (1,597)            --    (1,597)

Translation of foreign currency financial
   statements........................................              --         --            --           --           315       315
Unrealized loss of derivative instruments............              --         --            --           --          (470)     (470)
                                                                                                                             -------
Comprehensive Income.................................                                                                        (1,752)

Exercise of common stock options.....................          16,400          1             34          --            --        35
Repurchase of common stock...........................        (391,101)       (39)        (1,667)         --            --    (1,706)
                                                             ---------       ----        -------        -----        ------  -------

Balances, October 31, 2001..............................    5,580,658    $   558      $  44,714      $(1,910)     $(7,894)  $35,468
                                                            =========      ======      =========      ========    ========  ========

The accompanying notes are an integral part of the Consolidated Financial Statements.

                              HURCO COMPANIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation. The consolidated financial statements include the accounts of Hurco Companies, Inc. (an Indiana corporation) and our wholly owned and controlled subsidiaries. We have a 35% and 24% ownership interest in two affiliates accounted for using the equity method. Our combined investments are approximately $1.6 million and are included in Other Assets on the accompanying Consolidated Balance Sheets. Intercompany accounts and transactions have been eliminated.

Statements of Cash Flows. We consider all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. Cash flows from hedges are classified consistent with the items being hedged.

Translation of Foreign Currencies. All balance sheet accounts of non-U.S. subsidiaries are translated at the exchange rate as of the end of the year. Income and expenses are translated at the average exchange rates during the year. Foreign currency translation adjustments of $7.4 million are included in Accumulated Other Comprehensive Income in shareholders' equity. Foreign currency transaction gains and losses are recorded as income or expense as incurred.

Hedging. On November 1, 2000, we adopted Statement of Financial Accounting Standard (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." In accordance with the provisions of SFAS No. 133, we recorded a transition adjustment upon the adoption of the standard to recognize the difference between the fair value of the derivative instruments recorded on the balance sheet and the previous carrying amount of those derivatives. The effect of this transition adjustment was insignificant and is reflected in the Other Income (Expense) in the Condensed Consolidated Statement of Operations. We also recorded a transition adjustment of approximately $129,000 in Accumulated Other Comprehensive Income to recognize previously deferred net losses on derivatives designated as cash flow hedges.

We enter into foreign currency forward exchange contracts periodically to hedge certain forecasted inter-company sales and forecasted inter-company and third-party purchases denominated in foreign currencies (primarily the Pound Sterling, Euro and New Taiwan Dollar). The purpose of these instruments is to mitigate the risk that the U.S. Dollar net cash inflows and outflows resulting from sales and purchases denominated in foreign currencies will be adversely affected by changes in exchange rates. These forward contracts have been designated as cash flow hedge instruments, and are recorded in the Consolidated Balance Sheet at fair value in Other Current Assets and Accrued Liabilities and Other. Gains and losses resulting from changes in the fair value of these hedge contracts are deferred in Accumulated Other Comprehensive Income and recognized as an adjustment to the related sale or purchase transaction in the period that the transaction occurs. Net losses on cash flow hedge contracts which we reclassified from Other Comprehensive Income to Cost of Sales in the fiscal year ended October 31, 2001 were $261,000.

At October 31, 2001 we had $470,000 of unrealized losses related to cash flow hedges deferred in Other Comprehensive Income, which we expect to recognize in Cost of Sales within the next twelve months. Cash flow hedge contracts mature at various dates through January 2002.

We also enter into foreign currency forward exchange contracts to protect against the effects of foreign currency fluctuations on receivables and payables denominated in foreign currencies. These derivative instruments are not designated as hedges under SFAS 133 and as a result, changes in fair value are reported currently as Other Income (Expense) in the Consolidated Statement of Operations consistent with the transaction gain or (loss) on the related foreign

                              HURCO COMPANIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

denominated receivable or payable. Such net transaction gains and (losses) were ($50,000), ($638,000) and ($48,000) for the years ended October 31, 2001, 2000, and 1999, respectively.

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

Revenue Recognition. We recognize revenue at the time of shipment because title and risk of loss passes to the customer at that time and payment terms are fixed. Our computerized machine systems are general-purpose computer control machine tools that are typically used in stand-alone operations. We do not utilize contractual customer acceptance arrangements in connection with any sales transactions. Prior to shipment, we test each machine to ensure the machine's compliance with standard operating specifications as listed in our sales literature.

Depending upon geographic location, the machine installation at the end user may be completed by a distributor, independent contractor or Hurco service technician. In most instances where a machine is sold through a distributor, we have no installation involvement. If sales are direct or through sales agents, we will typically complete the machine installation. The machine installation consists of the reassembly of certain parts that were removed for shipping and the re-testing of the machine to ensure that it is performing with the standard specifications. We consider the machine installation process inconsequential and perfunctory.

Service fees from maintenance contracts are deferred and recognized in earnings on a pro rata basis over the period of the agreement. Sales related to software products are recognized when shipped in conformity with American Institute of Certified Public Accountants' Statement of Position 97-2 Software Revenue Recognition.

License Fee Income, Net. From time to time, our wholly owned subsidiary, IMS Technology, Inc. (IMS) enters into agreements for the licensing of its interactive computer control patents. License fees received or receivable under a fully paid-up license, for which there are no future performance requirements or contingencies and litigation settlement fees, are recognized in income, net of legal fees and expenses, if any, at the time the related agreement is executed. License fees received in periodic installments that are contingent upon the continuing validity of a licensed patent were recognized in income, net of legal fees and expenses, if any, over the life of the licensed patent, which expired in October 2001. As a result, we have no deferred license fee income at October 31, 2001.

Product Warranty. Expected future product warranty expense is recorded when the product is sold.

Research and Development Costs. The costs associated with research and development programs for new products and significant product improvements are expensed as incurred and included in selling, general and administrative expenses. Research and development expenses totaled $3.5 million, $3.2 million and $2.5 million in fiscal 2001, 2000, and 1999, respectively.

                              HURCO COMPANIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Costs incurred to develop computer software products and significant enhancements to software features of existing products to be sold or otherwise marketed are capitalized, after technological feasibility is established. Software development costs are amortized to Cost of Sales on a straight-line basis over the estimated product life of the related software, which ranges from three to five years. We capitalized $665,000 in 2001, $706,000 in 2000 and $1.0 million in 1999 related to software development projects. Amortization expense was $925,000, $1.3 million and $1.3 million for the years ended October 31, 2001, 2000, and 1999, respectively.

Earnings Per Share. Earnings per share of common stock are based on the weighted average number of common shares outstanding, which, for diluted purposes, includes the effects of outstanding stock options computed using the treasury method. For the year ended October 31, 2001, no effect was given to outstanding options because of their antidilutive effect.

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

2.  BUSINESS OPERATIONS

Nature of Business. We design and produce computer control systems and software and computerized machine systems for sale through our own distribution system to the worldwide machine tool industry.

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

                              HURCO COMPANIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Reliance on Contract Manufacturers. We contract with manufacturing contractors located in Taiwan and Europe for the manufacture and assembly of computerized machine tool systems, based on our designs and/or specifications. Any interruption from these sources would restrict the availability of our computerized machine tool systems and would affect operating results adversely.

3. INVENTORIES

Inventories as of October 31, 2001 and 2000 are summarized below (in thousands):

                                                                                               2001           2000
                                                                                         ----------     ----------
               Purchased parts and sub-assemblies...................................     $    7,853     $    9,837
               Work-in-process......................................................          1,256          1,339
               Finished goods.......................................................         21,210         15,000
                                                                                          ---------         ------
                                                                                         $   30,319     $   26,176
                                                                                          =========         ======

4.  DEBT AGREEMENTS

Long-term debt as of October 31, 2001 and 2000, consisted of (in thousands):
                                                                                               2001           2000
                                                                                           --------       --------
         Bank revolving credit facility...............................................   $   11,200     $      950
         Senior Notes.................................................................           --          1,786
         Economic Development Revenue Bonds, Series 1990..............................         800           1,000
                                                                                          --------       ---------
                                                                                             12,000          3,736
         Less current portion.........................................................          200          1,986
                                                                                          ---------      ---------
                                                                                         $   11,800     $    1,750
                                                                                          =========      =========

As of October 31, 2001, long-term debt was payable as follows (in thousands):
         Fiscal 2002..................................................................   $      200
         Fiscal 2003..................................................................       11,400
         Fiscal 2004..................................................................          200
         Fiscal 2005............................................................                200
                                                                                          ---------
                                                                                            $12,000

As of October 31, 2001 and 2000, we had $2.1 million and $8.5 million, respectively, of outstanding letters of credit issued to non-U.S. suppliers for inventory purchase commitments. As of October 31, 2001, we had unutilized credit facilities of $9.2 million available for either direct borrowings or commercial letters of credit.

Interest on the bank credit facility was payable at rates ranging from 3.5% to 5.5% at October 31, 2001 and 9.5% at October 21, 2000.

Effective October 31, 2001, our bank credit agreement was amended and restated. The restated credit agreement provides for a secured, revolving credit facility expiring December 31, 2002, and permits borrowings, at any one time outstanding, of up to $22.5 million (inclusive of outstanding letters of credit of up to $15.0 million) through May 1, 2002 and $20.0 million thereafter. Of such borrowings, up to $5.0 million U.S. dollar equivalent may be drawn on designated European currencies. Interest on all outstanding borrowings is payable at Libor, plus an applicable Eurodollar rate margin, or at our option, prime rate plus a specified margin, as follows:

                              HURCO COMPANIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

                                            Libor margin           Prime margin
                                          ----------------       ---------------
                                          ----------------       ---------------
November 1, 2001 - April 30, 2002                2.0%                    --
May 1, 2002 - July 31, 2002                      3.0%                   1.0%
August 1, 2002 - December 31, 2002               3.5%                   1.5%


The restated credit agreement requires us to maintain a specified working capital borrowing base and meet quarterly minimum net worth requirements, minimum quarterly EBITDA (earnings before interest, taxes, depreciation, and amortization) requirements and imposes a maximum leverage ratio and restricts capital expenditures and investments, all in relation to our business plan. The net worth covenant requires that tangible net worth, exclusive of Accumulated Other Comprehensive Income, be not less than $35.9 million at October 31, 2001, which decreases quarterly to $32.3 million at October 31, 2002. As of October 31, 2001, we were in compliance with all loan covenants. The restated credit agreement provides the bank lender with a security interest in substantially all domestic assets and 67% of the common stock of our U.S. holding companies which own our foreign subsidiaries.

The restated credit agreement requires a $50,000 facility fee payable May 1, 2002, if the commitment is not reduced to $15.0 million and a $100,000 facility fee payable August 1, 2002, if we have not obtained a new financing agreement. The restated credit agreement also provides for an anticipated third party European working capital facility not to exceed 3.0 million Euro and permits refinancing of our corporate headquarters facility for up to $5.0 million, accompanied by an equivalent reduction in the revolving credit facility. We are involved in discussions with other lenders with respect to such refinancing, as well as with respect to a total replacement of our bank credit agreement; however, there can be no assurance that replacement facilities, with acceptable terms, will be obtained.

Based on our business plan and financial projections for fiscal 2002, which include planned reductions of operating expenses and working capital, we believe that cash flow generated from operations and borrowings available to us under our restated credit agreement will be sufficient to meet our anticipated cash requirements in fiscal 2002. We believe that the assumptions underlying our 2002 business plan are reasonable; however, there are risks related to further declines in market demand and reduced sales in the U.S. and Europe, adverse currency movements, realization of anticipated cost reductions and cash realized from planned inventory reductions, that could cause our actual results to differ from our business plan.

At October 31, 2001, our ability to repurchase shares of our common stock and pay cash dividends were restricted under the restated credit agreement.

At October 31, 2000, we had outstanding approximately $1.8 million of unsecured Senior Notes, bearing an interest rate of 10.37%. The final installment of $1.8 million was paid December 1, 2000.

The Economic Development Revenue Bonds are payable in four remaining equal annual installments due on September 1, 2002 thru 2005 and are secured by a letter of credit issued by a bank. Interest rates on the bonds adjust weekly and, as of October 31, 2001 and 2000, interest was accruing at a rate of 2.40% and 4.65%, respectively.

                              HURCO COMPANIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

5. FINANCIAL INSTRUMENTS

The carrying amounts for trade receivables and payables approximate their fair values. At October 31, 2001, the carrying amounts and fair values of our financial instruments, which includes bank revolving credit facilities, senior notes and Economic Development Revenue Bonds are not materially different. The fair value of long-term debt, including the current portion, is estimated based on quoted market prices for similar issues or on current rates offered to us for debt of the similar terms and maturities.

We also have financial instruments in the form of foreign currency forward exchange contracts as described in Note 1 to the Consolidated Financial Statements. The U.S. dollar equivalent notional amount of these contracts was $14.6 million and the contract amount at forward rates was $14.5 million at October 31, 2001. Current market prices were used to estimate the fair value of the foreign currency forward exchange contracts.

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

                              HURCO COMPANIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

6.  INCOME TAXES

Deferred income taxes reflect the effect of temporary differences between the tax basis of assets and liabilities and the reported amounts of those assets and liabilities for financial reporting purposes. Deferred income taxes also reflect the value of net operating losses and an offsetting valuation allowance. Our total deferred tax assets and corresponding valuation allowance at October 31, 2001 and 2000, consisted of the following (in thousands):

                                                                                                   October 31,
                                                                                        ----------------------------
                                                                                            2001                2000
                                                                                            ----                ----
Tax effects of future tax deductible items related to:
     Accrued inventory reserves.................................................       $      758           $     890
     Accrued warranty expenses..................................................              211                 226
     Deferred compensation .....................................................              359                 365
     Other accrued expenses.....................................................              669                 830
                                                                                        ---------              ------
         Total deferred tax assets..............................................            1,997               2,311
                                                                                        ---------             -------

Tax effects of future taxable differences related to:
     Accelerated tax deduction and other tax over book
       deductions related to property, equipment and software...................         ( 1,422)              (1,552)
     Other......................................................................            (669)                (672)
                                                                                         --------           ---------
       Total deferred tax liabilities...........................................          (2,091)              (2,224)
                                                                                         ---------             -------

       Net tax effects of temporary differences.................................             (94)                  87
                                                                                        ---------           -----------

Tax effects of carryforward benefits:
     U.S. federal net operating loss carryforwards, expiring 2021...............            1,182                  --
     Foreign tax benefit carryforwards, expiring 2002-2005......................              296                  --
     Foreign tax benefit carryforwards, with no expiration......................              852               1,561
     U.S. federal general business tax credits,
       expiring 2004-2012.......................................................              828                 548
     U.S. Alternative Minimum Tax Credit with no expiration.....................              426                 508
                                                                                        ---------           ---------
         Tax effects of carryforwards ..........................................            3,584               2,617
                                                                                        ---------           ---------

         Tax effects of temporary differences and carryforwards.................            3,490               2,704
         Less valuation allowance...............................................           (3,064)             (2,196)
                                                                                          -------           ----------
         Net deferred tax asset.................................................       $      426          $      508
                                                                                        =========           =========

Except as indicated above, our carryforwards expire at specific future dates and utilization of certain carryforwards is limited to specific amounts each year and further limitations may be imposed if an "ownership change" would occur. Realization is entirely dependent upon generating sufficient future earnings in specific tax jurisdictions prior to the expiration of the loss carryforwards. Due to the uncertain nature of their ultimate realization based upon past performance and expiration dates, we have established a full valuation allowance against carryforward benefits. Alternative minimum tax credits may be carried forward indefinitely and as a result, are not provided with a valuation allowance. While the need for this valuation allowance is subject to periodic review, if the allowance is reduced, the tax benefits of the carryforwards will be recorded in future operations as a reduction of our income tax expense.

                              HURCO COMPANIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Income (loss) before income taxes (in thousands):                           Year Ended October 31,
                                                                            ----------------------
                                                                       2001            2000           1999
                                                                   ----------       ---------        ---------
       Domestic...............................................     $  (2,980)        $   5,459       $  1,848
       Foreign................................................         2,160               147            206
                                                                     -------          ---------      ---------
                                                                   $    (820)       $    5,606       $  2,054
                                                                    =========        =========        =======

Differences between the effective tax rate and
U.S. federal income tax rate were (in thousands):
Tax at U.S. statutory rate....................................     $    (287)       $    1,962       $    719
Federal Tax...................................................            95                --             --
Foreign withholding taxes.....................................            --                19              4
German tax settlement (Note 10)...............................            --               275             --
Effect of tax rates of international jurisdictions
  in excess of U.S. statutory rates...........................           155                39            209
State income taxes............................................            --                46             41
Effect of losses without current year benefit.................         1,043                --             --
Utilization of net operating loss carryforwards...............          (229)           (1,770)          (721)
                                                                     --------           ------           ----
Provision for income taxes....................................     $     777        $      571       $    252
                                                                    ========         =========        =========

Foreign withholding taxes are the result of foreign dividends received during fiscal 2000 and 1999. Our provision for income taxes in fiscal 2001, 2000 and 1999 represents taxes currently payable.

We have not provided any U.S. income taxes on the undistributed earnings of our foreign subsidiaries or equity method investments based upon our determination that such earnings will be indefinitely reinvested.

7.  EMPLOYEE BENEFITS

We have defined contribution plans that include a majority of our employees worldwide, under which our contributions are discretionary. The purpose of these plans is generally to provide additional financial security during retirement by providing employees with an incentive to save throughout their employment. Our contributions to the plans are based on employee contributions or compensation. Our contributions totaled $344,811, $321,422, and $331,605 for the years ended October 31, 2001, 2000 and 1999, respectively.

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

                              HURCO COMPANIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

8.  STOCK OPTIONS

In March 1997, we adopted the 1997 Stock Option and Incentive Plan (the 1997
Plan) which allows us to grant awards of options to purchase shares of our common stock, stock appreciation rights, restricted shares and performance shares. The 1997 Plan was amended in fiscal 2000 to increase the maximum number of shares of common stock that may be issued from 500,000 to 750,000 and to increase the maximum number of shares of common stock that may be granted to any individual during the term of the 1997 Plan from 100,000 to 200,000 shares. Options granted under the 1997 Plan are exercisable for a period up to ten years after date of grant and vest in equal annual installments as specified by the Compensation Committee of our Board of Directors at the time of grant. The option price of options intended to qualify as incentive stock options may not be less than 100% of the fair market value of a share of common stock on the date of grant. As of October 31, 2001, options to purchase 475,000 shares had been granted under the 1997 Plan.

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

A summary of the status of the options under the 1990 and 1997 Plans as of October 31, 2001, 2000 and 1999 and the related activity for the year is as follows:
                                       Shares under    Weighted average exercise
                                          option              price per share
---------------------------------- -------------------- ------------------------
Balance October 31, 1998                   394,080                        $4.54
  Granted                                  305,500                         5.68
  Cancelled                                (20,400)                        4.91
  Expired                                       -                            -
  Exercised                                 (7,500)                        2.42
--------------------------------- -------------------- -------------------------
Balance October 31, 1999                   671,680                        $5.07
  Granted                                  180,600                         3.76
  Cancelled                                (22,120)                        6.15
  Expired                                       -                            -
  Exercised                                 (3,500)                        2.13
-------------------------------- -------------------- --------------------------
Balance October 31, 2000                   826,660                        $4.77
  Granted                                   57,000                         3.67
  Cancelled                                (82,000)                        5.23
  Expired                                  (20,000)                        7.15
  Exercised                                (16,400)                        2.14
-------------------------------- -------------------- --------------------------
Balance October 31, 2001                   765,260                         4.63
================================ ==================== ==========================

                              HURCO COMPANIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Stock options outstanding and exercisable on October 31, 2001 are as follows:

                                                       Weighted average     Weighted average remaining
Range of exercise prices         Shares under  exercise price per share      contractual life in years
per share                              option
--------------------------- ------------------ ------------------------- ------------------------------
Outstanding
  $2.125-5.125                        453,760                     $3.58                            5.4
   5.813-8.250                        311,500                      6.16                            6.2
--------------------------- ------------------ ------------------------- ------------------------------
  $2.125-8.250                        765,260                     $4.63                            5.7
=========================== ================== ========================= ==============================
=========================== ================== ========================= ==============================
Exercisable
  $2.125-5.125                        272,947                     $3.47                              -
    5.813-8.250                       154,200                      6.40                              -
--------------------------- ------------------ ------------------------- ------------------------------
  $2.125-8.250                        427,147                     $4.53                              -
=========================== ================== ========================= ==============================
=========================== ================== ========================= ==============================

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

The weighted average fair value at date of grant for options granted during fiscal 2001, 2000, and 1999 was $2.07, $2.72, and $3.85 per share, respectively. The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions:

                                      2001        2000        1999
---------------------------------- ----------- ----------- -----------
Expected dividend yield                 0.00%       0.00%       0.00%
Expected volatility                    56.00%      56.33%      55.09%
Risk-free interest rate                 5.18%       6.20%       4.69%
Expected term in years                   10          10          10
---------------------------------- ----------- ----------- -----------

If we had adopted the provisions of SFAS No. 123, net income (loss) and earnings
(loss) per share would have been as follows:

                                                2001         2000        1999
----------------------------------------- ------------- ------------ -----------
Net income (loss) (in thousands)              ($1,928)       $4,726      $1,484
Earnings (loss) per share:
  Basic                                         ($.34)         $.79        $.25
  Diluted                                       ($.34)         $.79        $.24
----------------------------------------- ------------- ------------ -----------

                              HURCO COMPANIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

As of October 31, 2001, there were outstanding non-qualified options that had been granted outside of the 1990 and 1997 plans to current and former outside members of the Board of Directors to purchase 50,000 and 75,000 shares at $5.13 and $5.81 per share, respectively. These shares are exercisable as of October 31, 2001. The options expire at various dates between 2002 and 2004.

9.  RELATED PARTY TRANSACTIONS

We own approximately 24% of one of our Taiwanese-based contract manufacturers. This investment of $538,000 is accounted for using the equity method and is included in Other Assets on the Consolidated Balance Sheet. Purchases of product from this contract manufacturer are negotiated on an arms length basis and totaled $12.2 million, $8.6 million and $7.8 million for the years ended October 31, 2001, 2000 and 1999, respectively. Trade payables to this contract manufacturer were $2.2 million at October 31, 2001 and 2000.

As of October 31, 2000, we own 35% of Hurco Automation, Ltd. (HAL), a Taiwan based company. HAL's scope of activities includes the design, manufacture, sales and distribution of industrial automation products, software systems and related components, including control systems and components manufactured under contract for sale exclusively to us. We are accounting for this investment using the equity method. The investment of $1.1 million at October 31, 2001 is included in Other Assets on the Consolidated Balance Sheet. Purchases of product from this supplier are negotiated on an arms length basis and amounted to $1.5 million, $4.2 million and $3.6 million in 2001, 2000 and 1999, respectively. Trade payables to HAL were $200,000 and $542,000 at October 31, 2001 and 2000, respectively. Trade receivables from HAL were $173,000 and $461,000 at October 31, 2001 and 2000, respectively.

Summary financial information for the two affiliates accounted for using the equity method of accounting are as follows:

    ($000)                                   2001             2000             1999
                                          -------------    -------------    -------------
     Net Sales                                 $42,691          $33,850          $22,732
     Gross Profit                                7,305            6,303            4,466
     Operating Income                            2,047            2,179            1,091
     Net Income                                  1,609            1,005              542

     Current Assets                            $14,345          $16,025          $11,977
     Non-current Assets                          1,535            1,490            1,778
     Current Liabilities                        11,335           14,249            9,043

10.  LITIGATION AND CONTINGENCIES

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

                              HURCO COMPANIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

A German tax examiner had contested our transfer of net operating losses between two of our German subsidiaries that merged in fiscal 1996. The contingent tax liability resulting from this issue was approximately $1.4 million. In the fourth quarter of fiscal 2000, this matter was settled and paid for approximately $275,000

We are involved in various claims and lawsuits arising in the normal course of business. We believe that none of these claims are likely to have a material adverse effect on our consolidated financial position or results of operations.

11.  OPERATING LEASES

We lease facilities and vehicles under operating leases that expire at various dates through 2006. Future payments, exclusive of amounts reflected in the balance sheet, required under operating leases as of October 31, 2001, are summarized as follows (in thousands):


         2002....................................................       $1,431
         2003....................................................          814
         2004....................................................          432
         2005....................................................          200
         2006....................................................           38
                                                                       --------
            Total................................................     $  2,915
                                                                       ========

Rent expense for the years ended October 31, 2001, 2000, and 1999 was $1.6 million, $1.7 million and $1.7 million, respectively.

12.  LICENSE FEE INCOME AND LITIGATION SETTLEMENT FEES, NET

License fee income and litigation settlement fees, net for fiscal 2001, 2000 and 1999 were attributable to agreements entered into by IMS, pursuant to which IMS granted fully paid-up licenses of its interactive patents in exchange for cash and other consideration. License fee payments received that were contingent upon the continued validity of the patent were deferred and recognized over the life of the patent which expired in October 2001. As a result, we have no deferred license fee income at October 31, 2001.

                              HURCO COMPANIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

13.  QUARTERLY HIGHLIGHTS (Unaudited)

2001 (In thousands, except per share data)
                                                     First Quarter     Second Quarter      Third Quarter    Fourth Quarter

Sales and service fees...............................  $  25,933          $  23,432          $ 21,678            $ 21,224

Gross profit.........................................      6,615              5,972             5,287               5,388

Gross profit margin percentage.......................      25.5%              25.5%             24.4%               25.4%

Restructuring charge (credit) (Note 15)..............         --              (328)               395                  76

Selling, general and administrative expenses.........      6,086              5,959             5,896               6,099(a)

Operating income (loss)..............................        529                341           (1,004)                (787)

Net income (loss)....................................        567                323           (1,329)              (1,158)

Earnings (loss) per common share - basic.............  $     .10          $     .06          $  (.24)           $    (.21)

Earnings (loss) per common share - diluted...........  $     .10          $     .06          $  (.24)           $    (.21)

2000 (In thousands, except per share data)
                                                     First Quarter     Second Quarter      Third Quarter    Fourth Quarter

Sales and service fees...............................$    24,524         $   24,197         $  22,676         $    24,807

Gross profit.........................................      6,721              6,732             6,115               5,809

Gross profit margin percentage.......................      27.4%              27.8%             27.0%               23.4%(b)

Restructuring charge (Note 15).......................         --                 --                --                 300

Selling, general and administrative expenses.........      5,820              5,623             5,768               6,327(c)

Operating income (loss)..............................        901              1,109               347                (818)

Net income ..........................................        459                602               407               3,567(d)

Earnings per common share - basic....................$       .08         $      .10         $     .07         $       .60

Earnings per common share - diluted..................$       .08         $      .10         $     .07         $       .59

                              HURCO COMPANIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(a) Includes $550,000 of fourth quarter adjustments related to write down of product development assets no longer being used, increased provisions for un-collectable accounts, reserves for termination of a European sales agent, vacating a leased facility and a health insurance claim.
(b) Gross profit margin was negatively impacted in the fourth quarter of fiscal 2000 because of a decrease in the Euro exchange rate. The Euro averaged $.978 for the first three quarters but declined to an average of $.873 in the fourth quarter. The fourth quarter margin was also negatively impacted by an accrual for $300,000 assessment received in November 2000 from the United States Customs Department for duties due related to imports during the period 1994-1997.
(c) Selling, general and administrative expenses increased in the fourth quarter primarily due to expenses related to our participation in the bi-annual International Machine and Technology Show (IMTS) that occurred in September 2000.
(d) As disclosed in the MD&A and footnote 10, net income was favorably impacted in the fourth quarter by license fee income.

14.      SEGMENT INFORMATION

We operate in a single segment: industrial automation systems. We design and produce interactive computer control systems and software and computerized machine systems for sale through our own distribution network to the worldwide metal working market. We also provide software options, control upgrades, accessories and replacement parts for our products, as well as customer service and training support.

Substantially all of our machine systems and control systems are manufactured to our specifications by contract manufacturing companies in Taiwan and Europe. Our executive offices and principal design, engineering, and manufacturing management operations are headquartered in Indianapolis, Indiana. We sell our products through approximately 258 independent agents and distributors in 39 countries throughout North America, Europe and Asia. We also have our own direct sales and service organizations in the United States, England, France, Germany, Italy and Singapore, which are considered to be among the world's principal computerized machine system consuming countries. During fiscal 2001, no customer accounted for more than 5% of our sales and service fees.

The following table sets forth the contribution of each of our product groups to our total sales and service fees during each of the past three fiscal years (in thousands):

      Year Ended October 31,
                                                                       2001              2000             1999
                                                                    -------           -------          -------
         Computerized Machine Systems.........................   $   73,286           $71,708          $63,793
         Computer Control Systems and Software*...............        5,716             9,605           10,623
         Service Parts........................................        9,516            10,649            9,574
         Services Fees........................................        3,749             4,242            4,248
                                                                  ---------         ---------        ---------
                                                                    $92,267           $96,204          $88,238
                                                                    =======           =======          =======
*Amounts shown do not include CNC systems sold as an integrated component of computerized machine systems.

                              HURCO COMPANIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Revenues by geographic area, based on customer location, for each of the past three fiscal years were (in thousands):

                                                                                    Year Ended October 31,
                                                                               -------------------------------
                                                                       2001              2000             1999
                                                                    -------           -------          -------
         United States.........................................  $   32,935           $40,920          $36,730
                                                                 ----------           -------          -------
         Germany..............................................       28,452            23,654           25,388
         United Kingdom.......................................        8,814            10,128            9,567
         Other Europe.........................................       17,847            12,932           12,087
                                                                     ------           -------           ------
           Total Europe.......................................       55,113            46,714           47,042

         Asia and Other.......................................        4,219             8,570            4,466
                                                                     -------           -------         -------
           Total Foreign......................................       59,332            55,284           51,508
                                                                    ------             ------           ------
                                                                 $   92,267           $96,204          $88,238
                                                                 ==========           =======          =======

Long-lived assets by geographic area were (in thousands):
                                                                                                 October 31,
                                                                                         -------------------------
                                                                                               2001           2000
                                                                                         ----------     ----------
               United States........................................................     $   14,725     $   14,257
               Foreign Countries....................................................          1,556          1,064
                                                                                         ----------     ----------
                                                                                           $ 16,281        $15,321
                                                                                           ========        =======

15.      RESTRUCTURING CHARGE

At October 31, 1998, we had a reserve for anticipated costs associated with the restructuring of a subsidiary to convert its operations from manufacturing computer controls to sales and service of computerized machine systems. The components of the reserve were excess building capacity and an equipment lease related to equipment that will no longer be utilized. In fiscal 1999, the excess building space was sublet and the reserve was adjusted to reflect the terms of the sublease. The remainder of the excess building capacity reserve was for the final year of the lease, which had not been sublet.

In the fourth quarter of fiscal 2000, we recorded a charge of $300,000 for severance costs related to the termination of employees at this subsidiary in connection with the completion of the consolidation of this operation into our North American sales and service business. Fourteen employees received notice on October 31, 2000 that their positions were being eliminated in fiscal 2001. All employee severance related to the October 31, 2000 reserve has been paid with the exception of one employee who is being paid through May 2002.

Restructuring expense in fiscal 2001 included a reversal of a of $328,000 reserve for sub-letting the final year of the excess building space and finding alternative uses for a previously reserved asset. Also, in fiscal 2001, a provision of $471,000 was recorded for severance costs related to a domestic cost reduction program in which 59 positions were eliminated. Forty-two of the employees were paid severance in fiscal 2001 while the remaining 15 employees will be paid in fiscal 2002.

                              HURCO COMPANIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


                                        Balance        Provision        Charges to          Balance
Description                             10/31/98        (Credit)          Accrual           10/31/99
-----------                             --------        --------          -------           --------
Excess Building Capacity                     $ 500         ($ 103)           ($ 111)             $ 286
Equipment Leases                               101              --              (24)                77

Severance Costs                                 90              --              (90)                --
                                      -------------   -------------    --------------     -------------
                                      -------------   -------------    --------------     -------------
                                             $ 691         ($ 103)           ($ 225)             $ 363
                                      =============   =============    ==============     =============
                                      =============   =============    ==============     =============

                                        Balance        Provision        Charges to          Balance
Description                             10/31/99        (Credit)          Accrual           10/31/00
-----------                             --------        --------          -------           --------
Excess Building Capacity                     $ 286              --                --             $ 286
Equipment Leases                                77              --              (23)                54
Severance Costs                                 --             300                --               300
                                      -------------   -------------    --------------     -------------
                                      -------------   -------------    --------------     -------------
                                             $ 363           $ 300            ($ 23)             $ 640
                                      =============   =============    ==============     =============
                                      =============   =============    ==============     =============


                                        Balance        Provision        Charges to          Balance
Description                             10/31/00        (Credit)          Accrual           10/31/01
-----------                             --------        --------          -------           --------
Excess Building Capacity                     $ 286         ($ 286)                --                --
Equipment Leases                                54            (42)              (12)                --
Severance Costs                                300             471             (637)               133
                                      -------------   -------------    --------------     -------------
                                      -------------   -------------    --------------     -------------
                                             $ 640            $143           ($ 649)             $ 133
                                      =============   =============    ==============     =============

16. STOCK REPURCHASE

In fiscal 2001, we repurchased 391,101 shares of our common stock for approximately $1.7 million of which 278,001 were purchased from a related party for $1.2 million. The repurchase of shares is reflected as a reduction in common stock.

17.      SOFTWARE DEVELOPMENT AGREEMENTS AND LOAN AGREEMENT

During fiscal 2001, we entered into agreements with a private software company to fund development costs related to the integration of patented, open architecture technology into our computer control products. We agreed to fund an aggregate of $405,000, over a fifteen-month period ending in July 2002 of which $180,000 was paid and recorded as a research and development expense in fiscal 2001. We also agreed to fund a secured term loan payable in installments through February 2002, of $1.0 million which is due April 1, 2003. In addition, the company granted us warrants to purchase an equity interest, which are exercisable on or before December 31, 2002, and 2003. As of October 31, 2001, our combined investment in the secured loan and warrants is $672,000, and is reflected in Investments and Other Assets in the accompanying consolidated balance sheet.

                              HURCO COMPANIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

We have an agreement with another private software company to fund software development costs related to an advanced computer control technology. The agreement term is February 1, 2001 through March 31, 2002 and requires us to fund $400,000 of development costs, of which $300,000 was paid and recorded as a research and development expense in fiscal 2001. At the completion of this agreement, we have the option to enter into a new development agreement, buy core technology owned by the software company for $1.9 million or pay twelve installments of $16,666 for furture services.

18.      NEW ACCOUNTING PRONOUNCEMENTS

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. (SAB) 101, "Revenue Recognition." This bulletin summarizes the SEC's views in applying generally accepted accounting principles to revenue recognition. We adopted SAB 101 in Fiscal 2001 and the impact on our financial statements was immaterial.

In June 2001, the Financial Accounting Standards Board issued statement No. 141, Business Combinations (FAS 141) and statement No. 142, Goodwill and Other Intangible Assets (FAS 142). FAS 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method of accounting. Under FAS 142, amortization of goodwill will cease and the goodwill carrying values will be tested periodically for impairment. We are required to adopt FAS 142 effective November 1, 2002 for goodwill and intangible assets acquired prior to July 1, 2001. Good will and intangible assets acquired after June 30, 2001 will be subject immediately to the goodwill non-amortization and intangible provisions of this statement. The impact on our financial statements will be immaterial.

In August 2001, the Financial Accounting Standards Board issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (FAS 144), which is effective for the fiscal year beginning November 1, 2002. FAS 144 establishes a single model to account for impairment of assets to be held or disposed, incorporating guidelines for accounting and disclosure of discontinued operations. We believe the impact on our financial statements will be immaterial.

19.      SUBSEQUENT EVENTS

On November 14, 2001, Brian McLaughlin resigned as President and Chief Executive Officer. We will record a provision for separation costs of approximately $325,000 in the first quarter of Fiscal 2002 related to his resignation.

On January 8, 2002, our German subsidiary obtained a 3.0 million Euro unsecured working capital credit facility that is available through December 31, 2002. As a result, our credit facility was reduced by $2.7 million to $19.8 million.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

Not applicable.

                                    PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS AND DIRECTORS OF THE REGISTRANT

The information required this item is hereby incorporated by reference from our definitive proxy statement for our 2002 annual meeting of shareholders except that the information required by Item 10 regarding Executive Officers is included herein under a separate caption at the end of Part I.

Item 11.  EXECUTIVE COMPENSATION

The information required by this item is hereby incorporated by reference from the definitive proxy statement for our 2002 annual meeting of shareholders.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is hereby incorporated by reference from the definitive proxy statement for our 2002 annual meeting of shareholders.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is hereby incorporated by reference from the definitive proxy statement for our 2002 annual meeting of shareholders.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) 1. Financial Statements. The following consolidated financial statements of Registrant are included herein under Item 8 of Part II:

                                                                                                  Page
         Reports of Independent Accountants.............................................           20
         Consolidated Statements of Operations - years
           ended October 31, 2001, 2000, and 1999 ......................................           21
         Consolidated Balance Sheets - as of October 31, 2001 and 2000..................           22
         Consolidated Statements of Cash Flows - years
           ended October 31, 2001, 2000, and 1999.......................................           23
         Consolidated Statements of Changes in Shareholders' Equity -
           years ended October 31, 2001, 2000, and 1999.................................           24
         Notes to Consolidated Financial Statements.....................................           25

     2.  Financial Statement Schedules.
         The following financial statement schedule is included in this Item.
         -----------------------------
                                                                                                   Page
         Schedule II - Valuation and Qualifying
           Accounts and Reserves........................................................           43

     All other financial statement schedules are omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the three months ended October 31, 2001.

(c)  Exhibits

     Exhibits are filed with this Form 10-K or incorporated herein by reference as listed on pages 44 and 45.

          Schedule II - Valuation and Qualifying Accounts and Reserves
              for the years ended October 31, 2001, 2000, and 1999
                             (Dollars in thousands)


                                        Balance at     Charged to      Charged                       Balance
                                        Beginning       Costs and      to Other                      at End
Description                             of Period       Expenses       Accounts       Deductions     of Period
-----------                             ----------     ---------       --------       ----------     ---------
Allowance for doubtful accounts for the year ended:

   October 31, 2001                     $     741      $     547        $    --        $   3811     $   907
                                         ========       ========         ======         ======       ======

   October 31, 2000                     $     687      $     185        $    --        $   1312     $   741
                                         ========       ========         ======         ======       ======

   October 31, 1999                     $     769      $     231        $    --        $   3133     $   687
                                         ========       ========         ======         ======       ======


Accrued warranty expenses for the year ended:

  October 31, 2001                      $     831      $      661       $     --       $    700      $   792
                                         ========       =========        =======        =======       ======

  October 31, 2000                      $     968      $      430       $     --       $    567      $   831
                                         ========       =========        =======        =======       ======

  October 31, 1999                      $   1,060      $      533       $     --       $    625      $   968
                                         ========       =========        =======        =======       ======





1 Receivable write-offs of $384,000, net of cash recoveries on accounts previously written off of $4,000.
2 Receivable write-offs of $140,000, net of cash recoveries on accounts previously written off of $9,000.
3 Receivable write-offs of $337,000, net of cash recoveries on accounts previously written off of $24,000.

EXHIBITS INDEX

Exhibits Filed.  The following exhibits are filed with this report:
--------------

10.1 The Second Amended and Restated Credit Agreement and Amendment to Reimbursement Agreement dated October 31, 2001 between the Registrant and Bank One, Indiana, N.A.

10.2 Fourth Amendment to European Facility dated October 31, 2001 between the Registrant and Bank One, N.A.

3.2      Amended and Restated By-Laws of the Registrant dated November 14, 2001.

11       Statement re: computation of per share earnings

21       Subsidiaries of the Registrant

23       Consent of Arthur Andersen LLP


Exhibits Incorporated by Reference. The following exhibits are incorporated into this report:
----------------------------------

3.1 Amended and Restated Articles of Incorporation of the Registrant, incorporated by reference to Exhibit 3.2 to the Registrant's Report on Form 10-Q for the quarter ended January 31, 2000.

10.3 The Underlease between Dikappa (Number 220) Limited and Northern & London Investment Trust Limited dated December 2, 1982, incorporated by reference to Exhibit 10.13 to the Registrant's Registration Statement on Form S-1, No.2-82804 dated April 1, 1983.

10.4* Non-qualified Stock Option Agreement between the Registrant and O. Curtis Noel effective, March 3, 1993, incorporated by reference to
          Exhibit 10.44 to the Registrant's Report on Form 10-K for the year ended October 31, 1993.

10.5* Employment Agreement between the Registrant and Roger J. Wolf dated January 8, 1993, incorporated by reference to Exhibit 10.45 to the Registrant's Report on Form 10-K for the year ended October 31, 1993.

10.6* Form of Director Non-qualified Stock Option Agreement between the Registrant and Richard T. Niner, O.Curtis Noel and Charles E. Mitchell Rentschler, incorporated by reference as Exhibit 10.2 to the Registrant's Form 10-K for the year ended October 31, 1999.

10.7* Non-qualified Stock Option Agreement between the Registrant and Richard T. Niner, effective July 8, 1996 incorporated by reference to Exhibit 10.49 to the Registrant's Report on Form 10-K for the year ended October 31, 1996.

10.8* Non-qualified Stock Option Agreement between the Registrant and O. Curtis Noel, effective July 8, 1996 incorporated by reference to
          Exhibit 10.50 to the Registrant's Report on Form 10-K for the year ended October 31, 1996.

10.9* Non-qualified Stock Option Agreement between the Registrant and Charles E. Mitchell Rentschler, effective July 8, 1996 incorporated by reference to Exhibit 10.51 to the Registrant's Report on Form 10-K for the year ended October 31, 1996.

10.10* Amended 1997 Stock Option and Incentive Plan, incorporated by reference as Exhibit 10.1 to the Registrant's Report on Form 10-Q for the quarter ended July 31, 2000.

10.11 Employment agreement between the Registrant and James D. Fabris dated November 18, 1997, incorporated by reference as Exhibit 10.15 to the Registrant's Report on Form 10-Q for the quarter ended January 31, 1998.

10.12 Sublease between Autocon Technologies, Inc. and Robert Bosch Corporation dated April 30, 1999, incorporated by reference as
          Exhibit 10.1 to the Registrant's Report on Form 10-Q for the quarter ended April 30, 1999.

10.13* Employment agreement between the Registrant and Bernard C. Faulkner dated February 4, 2000, incorporated by reference as Exhibit 10.1 to the Registrant's Report of Form 10-Q for the quarter ended April 30, 2000.

10.14 Third amendment to European facility between the Registrant and The First National Bank of Chicago dated August 17, 1999, incorporated by reference as Exhibit 10.2 to the Registrant's Report on Form 10-K for the year ended October 31, 1999.

-------------------------------
         * The indicated exhibit is a management contract, compensatory plan, or arrangement required to be listed by Item 601 of Regulation S-K

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, this 28th day of January, 2002.

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


Signature and Title(s)                                        Date


/s/ Michael Doar                                              January 28, 2002
---------------------------------------
Michael Doar, Director,
Chief Executive Officer
of Hurco Companies, Inc.
(Principal Executive Officer)


/s/ ROGER J. WOLF                                             January 28, 2002
-------------------------------------------
Roger J. Wolf
Senior Vice-President,
Secretary, Treasurer and
Chief Financial Officer
of Hurco Companies, Inc.
(Principal Financial Officer)


/s/ STEPHEN J. ALESIA                                         January 28, 2002
------------------------------------
Stephen J. Alesia
Corporate Controller
of Hurco Companies, Inc.
(Principal Accounting Officer)

/s/ ROBERT W. CRUICKSHANK                                     January 28, 2002
---------------------------
Robert W. Cruickshank, Director


/s/ MICHAEL DOAR                                              January 28, 2002
------------------------------------
Michael Doar, Director


/s/ RICHARD T. NINER                                          January 28, 2002
------------------------------------
Richard T. Niner, Director


/s/ O. CURTIS NOEL                                            January 28, 2002
--------------------------------------------
O. Curtis Noel, Director


/s/ CHARLES E. M. RENTSCHLER                                  January 28, 2002
------------------------------------
Charles E. M. Rentschler, Director


/s/ GERALD V. ROCH                                            January 28, 2002
------------------------------------
Gerald V. Roch, Director

                                   Exhibit 11

                        COMPUTATION OF PER SHARE EARNINGS

                                   Exhibit 11
                        Statement Re: Computation of Per Share Earnings


                                                           Three Months Ended                       Twelve Months Ended
                                                               October 31,                              October 31,
                                                 ----------------------------------------------------------------------------------
                                                        2001                2000                 2001                 2000
                                                 ----------------------------------------------------------------------------------
(in thousands, except per share amount)
                                                   Basic    Diluted    Basic   Diluted     Basic     Diluted     Basic   Diluted
                                                 ----------------------------------------------------------------------------------

Net income (loss)                                  ($1,158) ($1,158)   $ 3,567   $ 3,567  ($ 1,597)  ($ 1,597)   $ 5,035 $ 5,035

Weighted average shares

  outstanding                                        5,581    5,581      5,954     5,954     5,670      5,670      5,952   5,952

Assumed issuances under

  stock options plans                                   --       --         --        62        --         --         --      67
                                                 ----------------------------------------------------------------------------------
                                                     5,581    5,581      5,954     6,016     5,670      5,670      5,952   6,020


Earnings (loss) per common share                   ($  .21) ($  .21)    $ 0.60    $ 0.59   ($  .28)   ($  .28)   $  0.85  $ 0.84
                                                 ==================================================================================

                                   Exhibit 21




                         SUBSIDIARIES OF THE REGISTRANT

                                 Exhibit 21




                           SUBSIDIARIES OF HURCO COMPANIES, INC.


                                                     Jurisdiction
Name                                                 of Incorporation

Autocon Technologies, Inc.                           Indiana
Hurco B.V.                                           the Netherlands
Hurco Europe Limited                                 United Kingdom
Hurco GmbH                                           Federal Republic of Germany
Hurco Manufacturing Ltd.                             Taiwan R.O.C.
Hurco S.a.r.l.                                       France
Hurco S.r.l.                                         Italy
Hurco (S.E. Asia) Pte Ltd.                           Singapore
IMS Technologies, Inc.                               Virginia

                                   Exhibit 23




                    CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS
                               Arthur Andersen LLP

                                   Exhibit 23




                    CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS




As independent public accountants, we hereby consent to the incorporation of our reports included in this Form 10-K, into the Company's previously filed Registration Statement File No. 333-48204. It should be noted that we have not audited any financial statements of the Company subsequent to October 31, 2001 or performed any audit procedures subsequent to the date of our report.




                                                           ARTHUR ANDERSEN LLP




Indianapolis, Indiana,
January 28, 2002.