Form 10-Q
period 2002-01-31
HURCO COMPANIES INC
filed 2002-03-14
CIK 315374

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q



(Mark One)

 X Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended January 31, 2002 or Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to
      _________.


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




The number of shares of the Registrant's common stock outstanding as of February 28, 2002 was 5,583,158.

                              HURCO COMPANIES, INC.
                     January 2002 Form 10-Q Quarterly Report


                                Table of Contents



                         Part I - Financial Information



                                                                                                      Page
Item 1.       Condensed Financial Statements

              Condensed Consolidated Statements of Operations -
                  Three months ended January 31, 2002 and 2001..........................                3

              Condensed Consolidated Balance Sheets -
                  As of January 31, 2002 and October 31, 2001...........................                4

              Condensed Consolidated Statements of Cash Flows -
                  Three months ended January 31, 2002 and 2001..........................                5

              Consolidated Statements of Changes in Shareholders' Equity
                  Three months ended January 31, 2002 and 2001..........................                6

              Notes to Condensed Consolidated Financial Statements......................                7


Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations.......................................               10

Item 3.       Quantitative and Qualitative Disclosures about Market Risk................               12

                           Part II - Other Information



Item 1.       Legal Proceedings.........................................................               14

Item 6.       Exhibits and Reports on Form 8-K..........................................               14


Signatures..............................................................................               15


                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                              HURCO COMPANIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                       (In thousands, except per-share data)

                                                                                        Three Months Ended January 31,
                                                                                          2002                   2001
-----------------------------------------------------------------------------------------------------------------------------
                                                                                                (Unaudited)

Sales and service fees.....................................................          $   18,520           $  25,933

Cost of sales and service..................................................              14,517               19,318
                                                                                     ----------           ----------

     Gross profit..........................................................               4,003                6,615

Selling, general and administrative expenses...............................               5,214                6,086

Severance expense..........................................................                 356                   --
                                                                                     ----------           ----------

     Operating income (loss)...............................................              (1,567)                 529

License fee income, net....................................................                 169                  334

Interest expense...........................................................                 177                  181

Other income, net..........................................................                  33                   88
                                                                                     ----------           ----------

     Income (loss) before income taxes.....................................              (1,542)                 770

Provision for income taxes.................................................                  99                  203
                                                                                     ----------           ----------

Net Income (loss)..........................................................          $   (1,641)          $      567
                                                                                     ===========          ==========

Earnings (loss) per common share
     Basic.................................................................          $     (.29)          $      .10
                                                                                      ==========          ==========
     Diluted...............................................................          $     (.29)          $      .10
                                                                                      ==========          ==========

Weighted average common shares outstanding
     Basic.................................................................               5,582                5,867
                                                                                     ==========           ==========
     Diluted...............................................................               5,582                5,905
                                                                                     ==========           ==========
The accompanying notes are an integral part of the condensed consolidated financial statements.

                                HURCO COMPANIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)
                                                                                   January 31,       October 31,
                                                                                         2002              2001
ASSETS                                                                            (Unaudited)          (Audited)
Current assets:
     Cash and cash equivalents...........................................          $    2,961          $   3,523
     Accounts receivable.................................................              12,701             14,436
     Inventories.........................................................              26,992             30,319
     Other...............................................................               1,651              1,232
                                                                                   ----------          ---------
         Total current assets............................................              44,305             49,510
                                                                                   ----------          ---------
Property and equipment:
     Land    ............................................................                 761                761
     Building............................................................               7,193              7,187
     Machinery and equipment.............................................              11,156             11,410
     Leasehold improvements..............................................               1,100              1,059
         Less accumulated depreciation and amortization..................             (11,550)           (11,653)
                                                                                   ----------          ----------
                                                                                        8,660              8,764
                                                                                   ----------          ---------
Software development costs, less amortization............................               3,044              3,066
Investments and other assets.............................................               4,591              4,877
                                                                                   ----------          ---------
                                                                                   $   60,600          $  66,217
                                                                                   ==========          =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable....................................................          $    7,379          $   9,936
     Accrued expenses....................................................               8,212              8,081
     Current portion of long-term debt..................................               10,100                200
                                                                                   ----------          ---------
         Total current liabilities.......................................              25,691             18,217
                                                                                   ----------          ---------
Non-current liabilities:
     Long-term debt......................................................                 600             11,800
     Deferred credits and other .........................................                 435                732
                                                                                   ----------          ---------
                                                                                        1,035             12,532
Shareholders' equity:
     Preferred stock:  no par value per share; 1,000,000
       shares authorized; no shares issued...............................                  --                 --
     Common stock: no par value; $.10 stated value per
         share; 12,500,000 shares authorized; 5,583,158
         and 5,580,658 shares issued, respectively ......................                 558                558
     Additional paid-in capital..........................................              44,717             44,714
     Accumulated deficit.................................................              (3,551)            (1,910)
     Accumulated other comprehensive income..............................              (7,850)            (7,894)
                                                                                   ----------          ---------
         Total shareholders' equity......................................              33,874             35,468
                                                                                   ----------          ---------
                                                                                      $60,600            $66,217
                                                                                   ==========          =========
The accompanying notes are an integral part of the condensed consolidated financial statements.

                              HURCO COMPANIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                                                       Three Months Ended January 31,
                                                                                           2002                 2001
----------------------------------------------------------------------------------------------------------------------
                                                                                                (Unaudited)
Cash flows from operating activities:
     Net income (loss)...........................................................    $   (1,641)          $      567
     Adjustments to reconcile net income to net
     cash provided by (used for) operating activities:
        Equity income of affiliates..............................................            44                    --
         Severance expense.......................................................          (300)                   --
          Depreciation and amortization..........................................           513                  539
     Change in assets and liabilities:
         (Increase) decrease in accounts receivable..............................         1,378               (3,056)
         (Increase) decrease in inventories......................................         2,820               (1,441)
         Increase (decrease) in accounts payable.................................        (2,471)               1,820
         Increase (decrease) in accrued expenses.................................           670                1,060
         Other...................................................................           275                 (511)
                                                                                     -----------          -----------
         Net cash provided by (used for) operating activities....................         1,288               (1,022)
                                                                                     -----------          -----------
Cash flows from investing activities:
     Proceeds from sale of equipment.............................................            45                   --
     Purchases of property and equipment.........................................          (292)                (207)
     Software development costs..................................................          (157)                (128)
     Other.......................................................................           (21)                 (78)
                                                                                     ----------           -----------
         Net cash used for investing activities..................................          (425)                (413)
                                                                                     ----------           ----------
Cash flows from financing activities:
     Advances on bank credit facilities..........................................         6,975               14,650
     Repayment on bank credit facilities.........................................        (8,275)              (8,300)
     Repayments of term debt.....................................................            --               (1,786)
     Repurchase of Common Stock..................................................            --               (1,221)
     Proceeds from exercise of common stock options..............................             4                   35
                                                                                     ----------           ----------
         Net cash provided by (used for) financing activities....................        (1,296)               3,378
                                                                                     -----------          ----------

Effect of exchange rate changes on cash..........................................          (129)                (135)
                                                                                     -----------          -----------
         Net increase (decrease) in cash.........................................          (562)               1,808

Cash and cash equivalents at beginning of period.................................         3,523                3,384
                                                                                     ----------           ----------

Cash and cash equivalents at end of period.......................................    $    2,961           $    5,192
                                                                                      =========           ==========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                                   HURCO COMPANIES, INC.
             CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                 For the Three Months ended January 31, 2002 and 2001





                                                     Common Stock
                                              ----------------------------
                                                                                                         Accumulated
                                                 Shares                  Additional      Retained          Other
                                                Issued &                  Paid-In        Earnings      Comprehensive
                                             Outstanding     Amount       Capital        (Deficit)         Income          Total
                                             ------------  ----------   ------------    ------------   --------------    ----------
                                                                     (Dollars in thousands)
Balances, October 31, 2000                    5,955,359       $596        $46,347         $ (313)         $(7,739)         $38,891
------------------------------------------   ============  ==========   ============    ============   =============      =========
------------------------------------------   ============  ==========   ============    ============   =============      =========

Net income.......................                   --          --             --            567              --             567
Translation of foreign currency
   financial statements..........                   --          --             --             --             661             661
Unrealized loss on derivative instruments
                                                    --          --             --             --            (252)          ( 252)
                                                                                                                          ---------
Comprehensive income (loss)......                   --          --             --             --              --             976
Exercise of Common Stock Options.                16,400          1             34             --              --              35
Repurchase of Common Stock.......              (278,001)       (28)        (1,193)            --              --          (1,221)
                                             ------------  ----------    -----------     -----------      ----------      ---------
                                             ------------  ----------    -----------     -----------      ----------      ---------

Balances, January 31, 2001                    5,693,758       $569         $45,188        $  254          $(7,330)       $38,681
------------------------------------------   ============  ==========    ============    ===========      ===========    ==========
------------------------------------------   ============  ==========    ============    ===========      ===========    ==========

Balances, October, 31 2001                    5,580,658       $558         $44,714        $(1,910)        $(7,894)       $35,468
------------------------------------------   ============  ==========    ============    ===========      ===========    ==========
------------------------------------------   ============  ==========    ============    ===========      ===========    ==========

Net income.......................                    --         --              --         (1,641)            --          (1,641)
Translation of foreign currency
   financial statements..........                    --         --              --             --           (511)           (511)
Unrealized (gain) on derivative
instruments......................                    --         --              --             --            555             555
                                                                                                                         ----------
Comprehensive income (loss)......                    --         --              --             --             --          (1,597)
Exercise of Common Stock Options.                 2,500         --               3             --             --               3
                                             ------------  ----------    ------------     ----------      -----------    ----------
                                             ------------  ----------    ------------     ----------      -----------    ----------

Balances, January 31, 2002                    5,583,158      $ 558         $44,717         $(3,551)       $(7,850)       $33,874
------------------------------------------   ============  ==========    ============     ==========      ===========    ==========

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

The condensed financial information as of January 31, 2002 and 2001 is unaudited but includes all adjustments which we consider necessary for a fair presentation of our financial position at those dates and our results of operations and cash flows for the three months then ended. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended October 31, 2001.

2.   LICENSE FEE INCOME, NET

From time to time, our wholly owned subsidiary, IMS Technology, Inc., enters into agreements for the licensing of its interactive computer numerical control patents. License fees received or receivable under a fully paid-up license, for which there are no future performance requirements or contingencies, are recognized in income, net of legal fees and expenses, at the time the license agreement is executed. License fees receivable in periodic installments that are contingent upon the continuing validity of a licensed patent are recognized in income, net of legal fees and expenses, over the life of the licensed patent. The licensed patent expired in October 2001 and, as a result, we have no deferred license fee income at January 31, 2002.

3.   HEDGING

We enter into foreign currency forward exchange contracts periodically to hedge certain forecast inter-company sales and forecast inter-company and third-party purchases denominated in foreign currencies (primarily Pound Sterling, Euro and New Taiwan Dollar). The purpose of these instruments is to mitigate the risk that the U.S. Dollar net cash inflows and outflows resulting from the sales and purchases denominated in foreign currencies will be adversely affected by changes in exchange rates. These forward contracts have been designated as cash flow hedge instruments, and are recorded in the Condensed Consolidated Balance Sheet at fair value in Other Current Assets and Accrued Liabilities. Gains and losses resulting from changes in the fair value of these hedge contracts are deferred in Accumulated Other Comprehensive Income and recognized as an adjustment to the related sale or purchase transaction in the period that the transaction occurs. Net losses on cash flow hedge contracts which we reclassified from Accumulated Other Comprehensive Income to Cost of Sales in the quarter ended January 31, 2002 were $450,000.

At January 31, 2002, we had $89,000 of unrealized gains related to cash flow hedges deferred in Accumulated Other Comprehensive Income, which we expect to recognize in Cost of Sales within the next twelve months. Cash flow hedge contracts mature at various dates through October 2002.

We also enter into foreign currency forward exchange contracts to protect against the effects of foreign currency fluctuations on receivables and payables denominated in foreign currencies. These derivative instruments are not designated as hedges under the Statement of Financial Accounting Standards No. 133, "Accounting Standards for Derivative Instruments and Hedging Activities" (SFAS 133), and as a result, changes in fair value are reported currently as Other Income (Expense) in the Consolidated Statement of Operations consistent with the transaction gain or loss on the related foreign denominated receivable or payable. Such net transaction gains were $35,000 and $71,000 for the quarters ended January 31, 2002 and 2001, respectively.

4.   EARNINGS PER SHARE

Basic and diluted earnings per common share are based on the weighted average number of our shares of common stock outstanding. Diluted earnings per common share give effect to outstanding stock options using the treasury method. For the quarter ended January 31, 2002, no effect was given to outstanding options because of their anti-dilutive effect.

5.   ACCOUNTS RECEIVABLE

The allowance for doubtful accounts was $833,000 as of January 31, 2002 and $907,000 as of October 31, 2001.

6.   INVENTORIES

Inventories, priced at the lower of cost (first-in, first-out method) or market, are summarized below (in thousands):

                                                                January 31, 2002          October 31, 2001
                                                                ----------------          ----------------
           Purchased parts and sub-assemblies                    $    7,217                 $   7,853
           Work-in-process                                            1,164                     1,256
           Finished goods                                            18,611                    21,210
                                                                  ---------                  --------
                                                                 $   26,992                 $  30,319
                                                                  =========                  ========

7.   SEGMENT INFORMATION

We operate in a single segment: industrial automation systems. We design and produce interactive computer control systems and software and computerized machine tool systems for sale through our distribution network to the worldwide metal working market. We also provide software options, computer control upgrades, accessories and replacement parts for our products, as well as customer service and training support.

8.  RESTRUCTURING RESERVE

We previously recorded a reserve for anticipated costs associated with the restructuring of a subsidiary to convert its operations from manufacturing computer controls to sales and service of computerized machine systems.

During the first quarter of fiscal 2002, we recorded a severance provision of $356,000 for separation costs related to the changes in senior management.

At January 31, 2002, the restructuring reserve balance was approximately $358,000 and consisted of the following:

                                                 Charges to        Balance
Description       10/31/01        Provision        Accrual          1/31/02
-----------       --------        ----------       -------          -------

Severance           $133             $356          $(131)             $358
                  --------        ----------       -------          -------


9.       SOFTWARE DEVELOPMENT AND LOAN AGREEMENT
During the second quarter of fiscal 2001, we entered into agreements with a private software company to fund development costs related to the integration of patented, open architecture technology into our computer numerical control products. We agreed to fund an aggregate of $405,000, over a fifteen-month period ending in July 2002. We also agreed to fund a secured term loan available in installments through February 2002 of $1.0 million which is due April 1, 2003. In addition, we have warrants to purchase an equity interest in the company, which are exercisable on or before December 31, 2002, and 2003. As of January 31, 2002, our combined investment in the secured loan and warrants was $918,000 which is reflected in Investments and Other Assets.

10.      DEBT AGREEMENT

We are in active discussions with other lenders for a long-term credit facility to replace our current credit facilities, which expire December 31, 2002. While we believe that we will be able to obtain a replacement facility in fiscal 2002 under acceptable terms, no such assurance can be given.

During the first quarter of fiscal 2002, our German subsidiary obtained a 3.0 million Euro working capital credit facility that is available through December 31, 2002. As a result, our domestic credit facility was reduced by $2.7 million to $19.8 million.

We were in compliance with all loan covenants at January 31, 2002, and had an additional credit availability of $9.3 million.

11.  LEASEHOLD REPAIRS CONTINGENCY

The lease for our facility located in England expires in April 2002 and requires that we make certain repairs to the facility at the conclusion of the lease resulting from dilapidation of the facility that occurred during the lease term. At January 31, 2002, we accrued approximately $60,000 to repair the facility. In February 2002, the landlord claimed payment of $1.0 million for his estimated repairs. We have rejected the landlord's claim and intend to vigorously contest the matter. As a result, our final cost for the dilapidation repairs cannot be determined at this time.

12.  NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board issued Statement No. 141, "Business Combinations" (SFAS 141) and Statement No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). SFAS 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method of accounting. Under SFAS 142, amortization of goodwill will cease and the goodwill carrying values will be tested periodically for impairment. We are required to adopt SFAS 142, effective November 1, 2002 for goodwill and intangible assets acquired prior to July 1, 2001. Goodwill and intangible assets acquired after June 30, 2001 will be subject immediately to the goodwill non-amortization and intangible provisions of this statement. The impact on our financial statements will be immaterial.

In August 2001, the Financial Accounting Standards Board issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS
144), which is effective for the fiscal year beginning November 1, 2002. SFAS 144 establishes a single model to account for impairment of assets to be held or disposed of, incorporating guidelines for accounting and disclosure of discontinued operations. We believe the impact on our financial statements will be immaterial.

Item 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
               RESULTS OF OPERATIONS
-------        ----------------------------------------------------------------

The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto appearing elsewhere herein. Certain statements made in this report may constitute "forward-looking statements". For a description of risks and uncertainties related to forward-looking statements, see our Annual Report on Form 10-K for the year ended October 31, 2001.

RESULTS OF OPERATIONS

Three Months Ended January 31, 2002 Compared to Three Months Ended
January 31, 2001
-------------------------------------------------------------------------------

The net loss was attributable primarily to substantially lower sales in the U.S., along with a one-time severance expense of $356,000 related to a previously announced change in senior management.

Sales and service fees for the first quarter of fiscal 2002 were $18.5 million, approximately $7.4 million, or 29%, lower than those recorded in the 2001 period. First quarter sales and service fees in the U.S. market declined 52% to $5.4 million and represented 30% of worldwide sales compared to 44% in the prior year period. Sales in Europe declined 9% to $12.5 million and represented 67% of total revenues, as compared to 53% a year ago.

Net sales of computerized machine tool systems in the U.S. fell 61% in the quarter, as compared to the prior year period, coupled with a 35% decline in sales of retrofit computer controls, spare parts and service fees. These results reflect the continuation of the dramatic decline in machine tool consumption in the U.S. which began in late 2000 and worsened in the aftermath of September 11. This decline is the result of weak economic conditions in most industrial market sectors in the U.S. and directly impacts sales of our products. In Europe, sales of computerized machine tool systems were 9% below the prior year level, reflecting weaker market conditions.

New order bookings for the first quarter of fiscal 2002 were $15.8 million, a decline of 44% as compared to $28.1 million recorded in the prior year period. New orders for computerized machine tool systems in the U.S. declined 50% in units and 63% in dollars, and were particularly impacted by a marked decrease in the number of large model machines in the total sales mix. New orders in Europe declined 46% in units and 38% in current dollars from the record level achieved in the first quarter of 2001.

Gross profit margin declined in the first quarter of fiscal 2002 to 21.6% from 25.5% in the same period a year ago, due in large part to the reduced sales of spare parts and lower service revenues, as well as the effect of lower machine sales.

Operating expenses for the first quarter of fiscal 2002 of $5.2 million were $872,000, or 14% below those of the corresponding 2001 period, due to previously announced cost reduction programs.

License fee income included a favorable adjustment of $130,000 due to the reversal of a reserve for a potential refund related to a license. We have determined that the liability no longer exists.

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

LIQUIDITY AND CAPITAL RESOURCES

At January 31, 2002, we had cash and cash equivalents of $3.0 million compared to $3.5 million at October 31, 2001. Cash provided by operations totaled $1.3 million in the first quarter of fiscal 2002 compared to cash used for operations of $1.0 million in the prior year.

Net working capital, excluding short-term debt of $10.1 million, was $28.7 million at January 31, 2002 compared to $31.5 million at October 31, 2001. The decrease in working capital was the result of a $1.4 million reduction in accounts receivable due to lower sales, and a $2.8 million planned reduction in inventory offset by a $2.5 million reduction in accounts payable due to reduced levels of production.

Capital investments for the first quarter ended January 31, 2002 consisted principally of expenditures for software development projects and purchases of equipment. Cash used for investing activities during the quarter was funded by cash flow from operations and our bank credit facilities.

At January 31, 2002, outstanding borrowings of $9.9 million under our domestic bank credit facility were classified as Current Portion of Long Term Debt because the facility matures December 31, 2002. We are in active discussions with other lenders for a new domestic credit facility. While we believe that we will be able to obtain a replacement facility in fiscal 2002 under reasonable terms, no such assurance can be given.

During the first quarter, our German subsidiary obtained a 3.0 million Euro unsecured working capital credit facility that is available through December 31, 2002. As a result, our domestic credit facility commitment was reduced by $2.7 million to $19.8 million. We were in compliance with all loan covenants at January 31, 2002, and had an additional credit availability of $9.3 million, including the European facility.

Our cash flow from operations for the first quarter of fiscal 2002 was consistent with our fiscal 2002 business plan. Our business plan for fiscal 2002 includes planned reductions of operating expenses and working capital. If market demand and sales in the U.S. and Europe continue to decline, or if there are adverse currency movements, or if we do not realize anticipated cost reductions and cash from planned inventory reductions, our actual results may differ from our business plan. During the first quarter of fiscal 2002, order rates deteriorated from fourth quarter order rates, both in the U.S. and Europe and weakened further in the month of February 2002. We anticipate a continued operating loss in our second fiscal quarter based on these reduced order rates. We have initiated additional cost reduction actions in March 2002, which will involve a 20% reduction in our domestic workforce and generate an annual cost savings of approximately $2.2 million. We will record approximately $150,000 of severance cost in our second fiscal quarter related to these actions. We are also examining additional steps to further reduce operating costs and improve cash flow from operations over the remainder of fiscal 2002. We believe that cash flow generated from operations and borrowings available to us under our credit facilities will be sufficient to meet our anticipated cash requirements in fiscal 2002.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------  ----------------------------------------------------------

Interest Rate Risk

Interest on our bank borrowings is affected by changes in prevailing U.S. and European interest rates and/or Libor. At January 31, 2002, outstanding borrowings under our bank credit facilities were $9.9 million and our total indebtedness was $10.7 million. The interest rate on the Libor portion of our bank debt was Libor plus 2%.

Foreign Currency Exchange Risk

In fiscal 2002, approximately 72% of our sales and service fees, including export sales, were derived from foreign markets. All of our computerized machine systems and computer numerical control systems, as well as certain proprietary service parts, are sourced by our U.S.-based engineering and manufacturing division and re-invoiced to our foreign sales and service subsidiaries, primarily in their functional currencies.

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

We enter into forward foreign exchange contracts from time to time to hedge the cash flow risk related to forecast inter-company sales, and forecast inter-company and third-party purchases denominated in, or based on, foreign currencies. We also enter into foreign currency forward exchange contracts to provide a natural hedge against the effects of foreign currency fluctuations on receivables and payables denominated in foreign currencies. We do not speculate in the financial markets and, therefore, do not enter into these contracts for trading purposes.

Forward contracts for the sale or purchase of foreign currencies as of January 31, 2002 which are designated as cash flow hedges under SFAS No. 133 were as follows:

                                                                      Contract Amount at Forward
                                                       Weighted              Rates in
                                 Notional Amount         Avg.              U.S. Dollars
              Forward               in Foreign          Forward    -------------------------------
             Contracts              Currency             Rate      Contract Date  January 31, 2002       Maturity Dates
             ---------           ---------------      ----------   -------------  ----------------     -----------------
Sale Contracts:

Euro                               2,000,000           .9007         $1,801,400        $1,715,607       Feb - March 2002

Purchase Contracts:

New Taiwan Dollar                 70,000,000            35.06        $1,996,375        $1,998,826       March - April 2002


Forward contracts for the sale of foreign currencies as of January 31, 2002, which were entered into to protect against the effects of foreign currency fluctuations on receivables and payables denominated in foreign currencies were as follows:



                                                                  Contract Amount at Forward
                                                 Weighted                 Rates in
                              Notional Amount       Avg.                 U.S. Dollars
          Forward              in Foreign         Forward      --------------------------------
         Contracts              Currency            Rate       Contract Date   January 31, 2002          Maturity Dates
         ---------            ---------------    ---------     -------------   ----------------        ----------------
Sale Contracts:

Euro                             6,276,264          .8828       $5,540,686          $5,378,733          Feb - April 2002

Singapore Dollar                 2,092,806         1.8351       $1,140,432          $1,140,920          Feb - April 2002

Purchase Contracts:

New Taiwan Dollar               20,000,000          35.01         $571,322            $571,692          Feb 2002


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


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K
------   --------------------------------

(a)      Exhibits:

10.1 Working Capital Credit Facility dated January 8, 2002 between the Registrant and Dresdner Bank AG

10.2 Employment Agreement between the Registrant and Michael Doar dated November 13, 2002

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



                                               HURCO COMPANIES, INC.


                                               By:  /s/ Roger J. Wolf
                                                    ------------------
                                                    Roger J. Wolf
                                                    Senior Vice President and
                                                    Chief Financial Officer



                                               By:  /s/ Stephen J. Alesia
                                                    ----------------------
                                                    Stephen J. Alesia
                                                    Corporate Controller and
                                                    Principal Accounting Officer





March 14, 2002

                                   EXHIBIT 11

                 Statement Re: Computation of Per Share Earnings


                                                                     Three Months Ended
                                                                          January 31,
                                                       ---------------------------------------------------
                                                       ------------------------ -- -----------------------
(in thousands, except per share amounts)                        2002                        2001
                                                       ------------------------    -----------------------
                                                         Basic       Diluted         Basic      Diluted
                                                        ----------- ------------  ----------- ------------
Net income (loss)                                      $(1,641)     $(1,641)          $567        $567

Weighted average shares outstanding                      5,582        5,582          5,867       5,867

Dilutive effect of stock options                            --           --             --          38
                                                        ----------  ----------    ----------- ------------
                                                         5,582        5,582          5,867       5,905

Earnings (loss) per common share                        $ (.29)      $ (.29)       $   .10        $ .10
                                                        ==========  ==========     ==========  ===========
