Form 10-Q
period 2002-04-30
HURCO COMPANIES INC
filed 2002-05-30
CIK 315374

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q



(Mark One)

 X Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended April 30, 2002 or Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to
      _________.


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




The number of shares of the Registrant's common stock outstanding as of May 30, 2002 was 5,583,158.

                              HURCO COMPANIES, INC.
                      April 2002 Form 10-Q Quarterly Report


                                Table of Contents



                         Part I - Financial Information


Item 1.    Condensed Financial Statements

           Condensed Consolidated Statement of Operations -
               Three months and six months ended April 30, 2002 and 2001...... 3

           Condensed Consolidated Balance Sheet -
               As of April 30, 2002 and October 31, 2001.......................4

           Condensed Consolidated Statement of Cash Flows -
               Three months and six months ended April 30, 2002 and 2001.......5

           Condensed Consolidated Statement of Changes in Shareholders' Equity -
               Six months ended April 30, 2002 and 2001........................6

           Notes to Condensed Consolidated Financial Statements................7


Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations................................11

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.........15


                           Part II - Other Information



Item 1.    Legal Proceedings..................................................17

Item 4.    Submission of Matters to a Vote of Security Holders................17

Item 6.    Exhibits and Reports on Form 8-K...................................17


Signatures....................................................................18

              PART I - FINANCIAL INFORMATION

Item 1.       Condensed Financial Statements

                              HURCO COMPANIES, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                      (In thousands, except per share data)

                                                         Three Months Ended                  Six Months Ended
                                                            April 30,                            April 30,
                                                    -----------------------                --------------------
                                                      2002             2001                2002             2001
----------------------------------------------------------------------------------------------------------------
                                                          (unaudited)                           (unaudited)
Sales and service fees......................      $   14,995      $   23,432          $   33,515        $   49,365

Cost of sales and service...................          12,029          17,460              26,546            36,778

Cost of sales non-recurring.................           1,083              --               1,083                --
                                                  ----------      ----------          ----------         ---------

     Gross profit...........................           1,883           5,972               5,886            12,587

Selling, general and
administrative expenses.....................           4,535           5,959               9,749            12,045

Restructuring and
other expense (credit)......................           1,395            (328)              1,751              (328)
                                                  -----------       ----------          ---------         ---------

     Operating income (loss)................          (4,047)            341              (5,614)              870

License fee income, net.....................              --             175                 163               509

Interest expense............................             133             198                 310               379

Other income (expense), net.................              (2)            335                  37               423
                                                  -----------      ---------           -----------        ----------
     Income (loss) before taxes.............          (4,182)            653              (5,724)            1,423

Provision for income taxes..................              29             330                 128               533
                                                  -----------     -----------          -----------        ----------

Net income (loss)...........................      $   (4,211)     $      323           $  (5,852)       $      890
                                                  ===========     ==========          ===========       ===========
Earnings (loss) per common share
     Basic..................................       $    (.75)     $      .06           $   (1.05)        $     .15
                                                   ==========     ===========          ==========        ==========
     Diluted................................       $    (.75)     $      .06           $   (1.05)        $     .15
                                                   ==========     ===========          ==========        ==========
Weighted average common shares outstanding
     Basic..................................           5,583           5,651               5,583             5,761
                                                   ==========     ===========          ==========        ========-
     Diluted................................           5,583           5,693               5,583             5,801
                                                   ==========     ===========          ==========        ==========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                              HURCO COMPANIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                             (Dollars in thousands)
                                                                                     April 30,       October 31,
                                                                                         2002              2001
ASSETS                                                                              (unaudited)         (audited)
Current assets:
     Cash and cash equivalents...........................................          $    3,218          $   3,523
     Accounts receivable.................................................              10,849             14,436
     Inventories.........................................................              24,453             30,319
     Other...............................................................               1,567              1,232
                                                                                   ----------          ---------
         Total current assets............................................              40,087             49,510
                                                                                   ----------          ---------
Property and equipment:
     Land    ............................................................                 761                761
     Building............................................................               7,196              7,187
     Machinery and equipment.............................................              11,487             11,410
     Leasehold improvements..............................................               1,170              1,059
         Less accumulated depreciation and amortization..................             (11,893)           (11,653)
                                                                                   ----------          ----------
                                                                                        8,721              8,764
                                                                                   ----------          ---------
Software development costs, less amortization............................               1,992              3,066
Investments and other assets.............................................               3,765              4,877
                                                                                   ----------          ---------
                                                                                   $   54,565          $  66,217
                                                                                   ==========          =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable....................................................          $    8,085          $   9,936
     Accrued expenses....................................................               7,445              8,081
     Current portion of long-term debt..................................                  294                200
                                                                                   ----------          ---------
         Total current liabilities.......................................              15,824             18,217
                                                                                   ----------          ---------
Non-current liabilities:
     Long-term debt......................................................               8,206             11,800
     Deferred credits and other obligations..............................                 452                732
                                                                                   ----------          ---------
        Total non-current liabilities....................................               8,658             12,532
Shareholders' equity:
     Preferred stock:  no par value per share; 1,000,000
       shares authorized; no shares issued...............................                  --                 --
     Common stock: no par value; $.10 stated value per share;
         12,500,000 shares authorized; 5,583,158 and
         5,580,658 shares issued and outstanding, respectively ..........                 558                558
     Additional paid-in capital..........................................              44,717             44,714
     Accumulated deficit.................................................              (7,762)            (1,910)
     Other comprehensive income..........................................              (7,430)            (7,894)
                                                                                   ----------          ---------
         Total shareholders' equity......................................              30,083             35,468
                                                                                   ----------          ---------
                                                                                      $54,565            $66,217
                                                                                   ==========          =========
The accompanying notes are an integral part of the condensed consolidated financial statements.

                              HURCO COMPANIES, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Dollars in thousands)

                                                                      Three Months Ended        Six Months Ended
                                                                         April 30,                     April 30,
                                                                ------------------------        ---------------------
                                                                   2002           2001         2002              2001
---------------------------------------------------------------------------------------------------------------------
                                                                        (unaudited)                 (unaudited)
Cash flows from operating activities:
   Net income (loss)..........................................  $   (4,211)    $    323         $(5,852)     $    890
   Adjustments to reconcile net income (loss) to net
   cash provided by (used for) operating activities:
     Restructuring and other expense..........................       2,219         (328)          2,519          (328)
     Equity in (income) loss of affiliates....................         (33)        (312)             11          (312)
     Depreciation and amortization............................         477          572             990         1,111
     Change in assets and liabilities:
     (Increase) decrease in accounts receivable...............       2,191          185           3,569        (2,871)
     (Increase) decrease in inventories.......................       1,933       (4,340)          4,753        (5,781)
     Increase (decrease) in accounts payable..................         637        1,195          (1,834)        3,015
     Increase (decrease) in accrued expenses..................      (1,085)         162          (1,015)        1,222
     Other....................................................        (241)         (81)             34          (592)
                                                                  ---------   -----------        ------     ----------
       Net cash provided by (used for) operating activities...       1,887       (2,624)          3,175        (3,646)
                                                                  ---------   ----------       ---------       -------
Cash flows from investing activities:
   Proceeds from sale of equipment............................          --           15              45            15
   Purchase of property and equipment.........................        (324)        (244)           (616)         (451)
   Software development costs.................................        (128)        (134)           (285)         (262)
   Other investments..........................................         912           86             891             8
                                                                  ---------   ----------       ---------    ---------
     Net cash provided by (used for) investing activities.....         460         (277)             35          (690)
                                                                  ---------   ----------       ---------    ----------
Cash flows from financing activities:
   Advances on bank credit facilities.........................       5,600       10,000          12,575        24,650
   Repayment on bank credit facilities .......................     (12,300)      (8,400)        (20,575)      (16,700)
   Proceeds from first mortgage...............................       4,500           --           4,500            --
   Repayment of term debt ....................................          --           --              --        (1,786)
   Proceeds from exercise of common stock options.............          --           --               4            35
   Purchase of common stock...................................          --         (485)             --        (1,706)
                                                                    -------   ----------       ---------    ----------
     Net cash provided by (used for) financing activities.....      (2,200)       1,115          (3,496)        4,493
                                                                  ---------   ----------       ---------    ---------
Effect of exchange rate changes on cash.......................         110         (151)            (19)         (286)
                                                                  ---------   ----------       ---------    ----------
     Net increase (decrease) in cash and
     Cash equivalents.........................................         257       (1,937)           (305)         (129)

Cash and cash equivalents
     at beginning of period...................................       2,961        5,192           3,523         3,384
                                                                   --------   ----------       ---------    ----------
Cash and cash equivalents at end of period....................   $   3,218    $   3,255        $  3,218     $   3,255
                                                                 ==========   ==========       =========    ==========
The accompanying notes are an integral part of the condensed consolidated financial statements.

                              HURCO COMPANIES, INC.
          CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                For the Six Months Ended April 30, 2002 and 2001


                                                   Common Stock
                                            --------------------------
                                                                                                       Accumulated
                                          Shares                     Additional                           Other
                                         Issued &                     Paid-In        Accumulated      Comprehensive
                                        Outstanding      Amount       Capital           Deficit       Income (loss)       Total
                                       -------------    ---------    ------------    -------------    ---------------   -----------
                                                                            (Dollars in thousands)
Balances, October 31, 2000               5,955,359        $596         $46,347         $ (313)            $(7,739)         $38,891
-------------------------------------  =============    =========    ============    ============       ===========     ===========
-------------------------------------  =============    =========    ============    ============       ===========     ===========

Net income..........................         --           --              --              890                  --              890
Translation of foreign currency
   financial statements.............         --           --              --              --                  150              150
Unrealized loss on derivative
instruments.........                         --           --              --              --                 ( 56)            ( 56)
                                                                                                                        -----------
Comprehensive income (loss).........         --           --              --              --                   --              984
Exercise of Common Stock Options....     16,400             1               34            --                   --               35
Repurchase of Common Stock..........   (391,101)          (39)          (1,667)           --                   --           (1,706)
                                       ------------    ---------    ------------    ------------         ------------   -----------
                                       ------------    ---------    ------------    ------------         ------------   -----------

Balances, April 30, 2001                 5,580,658        $558         $44,714           $577              $(7,645)        $38,204
-------------------------------------  =============    =========    ============    ============        ============   ===========
-------------------------------------  =============    =========    ============    ============        ============   ===========

Balances, October, 31 2001               5,580,658        $558         $44,714       $ (1,910)             $(7,894)        $35,468
-------------------------------------  =============    =========    ============    ============        =============  ===========
-------------------------------------  =============    =========    ============    ============        =============  ===========

Net loss............................            --           --              --        (5,852)                  --          (5,852)
Translation of foreign currency
   financial statements.............            --           --              --             --                 461             461
Unrealized gain on derivative
instruments.........................            --           --              --             --                   3               3
                                                                                                                        -----------
Comprehensive income (loss).........            --           --              --             --                  --          (5,388)
Exercise of Common Stock Options....         2,500           --               3             --                  --               3
                                       -------------    ---------    ------------    ------------         ------------  -----------
                                       -------------    ---------    ------------    ------------         ------------  -----------

Balances, April 30, 2002                 5,583,158         $558         $44,717        $(7,762)            $(7,430)        $30,083
------------------------------------    =============    =========    ============    ============        ============  ===========

The accompanying notes are an integral part of the condensed consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   GENERAL

The unaudited Condensed Consolidated Financial Statements include the accounts of Hurco Companies, Inc. and its consolidated subsidiaries. We design and produce interactive, personal computer (PC) based, computer control systems and software and computerized machine systems for sale through a world wide sales, service and distribution network.

The condensed financial information as of April 30, 2002 and 2001 is unaudited but includes all adjustments which we consider necessary for a fair presentation of our financial position at those dates and our results of operations and cash flows for the three and six months then ended. We suggest that you read these condensed financial statements in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended October 31, 2001.

2.   LICENSE FEE INCOME, NET

From time to time, our wholly owned subsidiary, IMS Technology, Inc., has entered into agreements for the licensing of its interactive computer numerical control patents. License fees received or receivable under a fully paid-up license, for which there are no future performance requirements or contingencies, are recognized in income, net of legal fees and expenses, at the time the license agreement is executed. License fees receivable in periodic installments that are contingent upon the continuing validity of a licensed patent are recognized in income, net of legal fees and expenses, over the life of the licensed patent. The licensed patent expired in October 2001 and, as a result, we have no deferred license fee income at April 30, 2002.

3.   HEDGING

We enter into foreign currency forward exchange contracts periodically to hedge certain forecast inter-company sales and forecast inter-company and third-party purchases denominated in foreign currencies (primarily Pound Sterling, Euro and New Taiwan Dollar). The purpose of these instruments is to mitigate the risk that the U.S. Dollar net cash inflows and outflows resulting from the sales and purchases denominated in foreign currencies will be adversely affected by changes in exchange rates. These forward contracts have been designated as cash flow hedge instruments, and are recorded in the Condensed Consolidated Balance Sheet at fair value in Other Current Assets and Accrued Liabilities. Gains and losses resulting from changes in the fair value of these hedge contracts are deferred in Accumulated Other Comprehensive Income and recognized as an adjustment to the related sale or purchase transaction in the period that the transaction occurs. Net losses on cash flow hedge contracts which we reclassified from Accumulated Other Comprehensive Income to Cost of Sales in the quarter ended April 30, 2002 were $7,000.

At April 30, 2002, we had $9,000 of unrealized losses related to cash flow hedges deferred in Accumulated Other Comprehensive Income, which we expect to recognize in Cost of Sales within the next twelve months. Cash flow hedge contracts mature at various dates through August 2002.

We also enter into foreign currency forward exchange contracts to protect against the effects of foreign currency fluctuations on receivables and payables denominated in foreign currencies. These derivative instruments are not designated as hedges under the Statement of Financial Accounting Standards No. 133, "Accounting Standards for Derivative Instruments and Hedging Activities" (SFAS 133), and as a result, changes in fair value are reported currently as Other Income (Expense) in the Consolidated Statement of Operations consistent with the transaction gain or loss on the related foreign denominated receivable or payable. Such net transaction gains and (losses) were $(77,000) and $3,000 for the quarters ended April 30, 2002 and 2001, respectively.

4.   EARNINGS PER SHARE

Basic and diluted earnings per common share are based on the weighted average number of our shares of common stock outstanding. Diluted earnings per common share give effect to outstanding stock options using the treasury method. For the quarter and six months ended April 30, 2002, no effect was given to outstanding options because of their anti-dilutive effect.

5.   ACCOUNTS RECEIVABLE

The allowance for doubtful accounts was $806,000 as of April 30, 2002 and $907,000 as of October 31, 2001.

6.   INVENTORIES

Inventories, priced at the lower of cost (first-in, first-out method) or market, are summarized below (in thousands):

                                       April 30, 2002          October 31, 2001
                                       --------------          ----------------
   Purchased parts and sub-assemblies   $    6,957                 $   7,853
   Work-in-process                           1,269                     1,256
   Finished goods                           16,227                    21,210
                                          ---------                  --------
                                        $   24,453                 $  30,319
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

8.   SPECIAL CHARGES

The second quarter of fiscal 2002 includes special charges aggregating $2.5 million related principally to the write-down of assets related to the repositioning of product lines and severance costs associated with cost reduction programs, in response to market changes and the current recession impacting the machine tool industry. These actions are intended to improve our profitability and long-term shareholder return.

The special charges include (in thousands):

Cost of sales non-recurring:
Inventory write-down related to under-performing product lines which are being
 discontinued                                                                                                  $1,083
Restructuring and other expense:
Write-off of capitalized software development cost resulting from
termination of development project due to product line repositioning                                            1,036
Severance cost                                                                                                    471
Foreign lease termination liability (Note 11)                                                                     165
Termination of software development agreement (Note 9)                                                          (277)
                                                                                                          ------------
                                                                                                                1,395
                                                                                                          ------------
                                                                                                          ------------
     Total                                                                                                     $2,478
                                                                                                          ============
                                                                                                          ============

The balance of the reserve for Restructuring and Other Expense at April 30, 2002 is as follows:
                                                           Balance        Provision                         Balance
(in thousands)                                             1/31/02         (Credit)          Used           4/30/02
                                                         ------------    -------------    ------------    ------------
                                                         ------------    -------------    ------------    ------------
Cost of sales non-recurring:
Inventory write-down                                              --            1,083         (1,083)              --
                                                         ------------    -------------    ------------    ------------
                                                         ------------    -------------    ------------    ------------
Restructuring and other expense:
Capitalized software development cost write-off                   --            1,036         (1,036)              --
Severance costs                                                  358              471           (296)             533
Foreign lease termination liability                               60              165             --              225
Termination of software development agreement                     --             (277)           277               --
                                                         ------------    -------------    ------------    ------------
                                                         ------------    -------------    ------------    ------------
                                                                                1,395         (1,055)             758
                                                                 418
                                                         ------------    -------------    ------------    ------------
                                                         ------------    -------------    ------------    ------------
     Total                                                      $418           $2,478        $(2,138)            $758
                                                         ============    =============    ============    ============
                                                         ============    =============    ============    ============

The balance of $758,000 at April 30, 2002 represents severance costs related to employees that will be paid in future periods and the estimated liability for a foreign lease obligation. The severance provision recorded in the second quarter of fiscal 2002 represents 46 domestic positions that have been or will be eliminated in fiscal 2002. At April 30, 2002, 29 employees had been paid the full amount of their severance while the remaining employees will be paid at different times through the second quarter of fiscal 2003.

9.  TERMINATION OF AGREEMENTS

During the second quarter of fiscal 2002, we terminated certain software development and loan agreements previously entered into in fiscal 2001. In connection therewith, we received early repayment of our investment in a secured loan and warrants totaling $1.0 million. We were also reimbursed for software development fees previously paid and expensed, resulting in a credit of $277,000 which is reflected in Restructuring and Other Expense in the second quarter of fiscal 2002. Neither party has any future obligations to the other under the termination agreement.

10. DEBT AGREEMENTS

On April 30, 2002, we obtained a $4.5 million first mortgage loan on our Indianapolis corporate headquarters. The loan bears an interest rate of 7?% per annum and matures in April 2009, with partial prepayments in periodic installments during the preceding seven years, based on a twenty-year amortization schedule.

Effective April 30, 2002, our bank credit agreement was amended, extending the maturity date to June 30, 2003, reducing the bank's commitment to $15.0 million at April 30, 2002 and to $10.0 million at June 30, 2002. Interest rate margins for borrowings under Libor or the prime rate option are as follows:

                                                    Libor        Prime
                                                    Margin       Margin
                                                ------------    ----------
                                                ------------    ----------
May 1, 2002 - October 31, 2002                       2.5%          0.5%
November 1, 2002 - January 31, 2003                  3.0%          1.0%
February 1, 2003 - June 30, 2003                     3.5%          1.5%


The net worth covenant was amended to require tangible net worth, exclusive of Accumulated Other Comprehensive Income, to be not less than $32.5 million at July 31, 2002, which reduces to $32.3 million thereafter. The amended minimum EBITDA (earnings before interest, taxes, depreciation and amortization) requirements as of the end of the twelve consecutive months then ending cannot be less than negative $2.75 million on July 31, 2002, increasing to negative $2.15 million on October 31, 2002, negative $750,000 at January 31, 2003 and positive $1.0 million at April 30, 2003. Other financial covenants have been extended to June 30, 2003 as well. A facility fee previously payable August 1, 2002 has been reduced to $50,000 from $100,000 and is payable March 31, 2003, if we have not obtained a new financing arrangement by that time.

We were in compliance with all loan covenants at April 30, 2002, and had additional credit availability of $13.4 million, including $2.7 million under a European bank facility.

Based on our business plan and financial projections for fiscal 2002, which include planned reductions of operating expenses and working capital, we believe that cash flow generated from operations and borrowings available to us under our credit facilities will be sufficient to meet our anticipated cash requirements in the foreseeable future. We believe that the assumptions underlying our 2002 business plan and financial projections are reasonable; however, there are risks related to further declines in market demand and reduced sales in the U.S. and Europe, adverse currency movements, realization of anticipated cost reductions and cash from planned inventory reductions, that could cause our actual results to differ from our business plan and financial projections.

11.  LEASEHOLD REPAIRS CONTINGENCY

The lease for our facility located in England expired in April 2002 and required that we make certain repairs to the facility at the conclusion of the lease resulting from dilapidation of the facility that occurred during the lease term. The extent of repairs to be completed are being negotiated and, as a result, the cost of these repairs cannot be estimated. Our maximum liability for the repairs and fees is believed to be approximately $800,000. However, this amount could be reduced by statutory limitations or by a negotiated settlement. We believe our minimum liability is approximately $225,000, which we have accrued at April 30, 2002. We have engaged a firm that specializes in these types of claims and intend to vigorously contest this matter during the third quarter.

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

Item 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
              RESULTS OF OPERATIONS
-------       -----------------------------------------------------------------

The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto appearing elsewhere herein. Certain statements made in this report may constitute "forward-looking statements". These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors include, among others, changes in general economic and business conditions that affect market demand for computer control systems, machine tools and software products, changes in manufacturing markets, the success of our plans to reduce inventory and operating costs, adverse currency movements, innovations by competitors, quality and delivery performance by our contract manufacturers and governmental actions and initiatives including import and export restrictions and tariffs.

RESULTS OF OPERATIONS

Three Months Ended April 30, 2002 Compared to Three Months Ended April 30, 2001
-------------------------------------------------------------------------------

The net loss was attributed to substantially lower sales and special charges aggregating $2.5 million.

The special charges consisted of: (a) non cash write downs of inventories of approximately $1.1 million and capitalized software development costs of approximately $1.0 million related to under-performing product lines that are being discontinued and (b) severance costs of $471,000 related to additional personnel reductions. Also included in the restructuring and other expense is $165,000 for a contingency related to termination of a foreign lease and a credit of $277,000 due to a refund of software development fees related to the termination of a software development agreement during the quarter.

Sales and service fees for the second quarter were $15.0 million, approximately $8.4 million, or 36%, lower than those recorded in the corresponding 2001 period. Second quarter sales and service fees in the U.S. market declined 35% to $5.8 million reflecting the continuing weakness in industrial equipment spending and reduced consumption of machine tools. In Europe, sales and service fees declined 37% to $9.0 million due to an 18% decline in new orders, along with a $1.5 million increase in backlog in the 2002 period, while shipments in the corresponding prior year period benefited from a reduction in backlog during that period. Sales of computerized machine systems declined 38%. Non-machine revenues, principally parts and service fees, declined 28% and represented 24% of total sales and service fees. International sales were 62% of total sales and service fees in the second fiscal quarter, approximately the same as in the prior year period.

New order bookings for the second quarter of fiscal 2002 were $16.5 million, approximately the same as in the first quarter but down 22% from the $21.1 million recorded in the corresponding prior year period. New orders for computerized machine tool systems declined 20% in U.S. dollars worldwide compared to the second quarter of fiscal 2001. In the U.S. market, machine tool orders declined 29% in dollars compared to the same period in the prior year reflecting a sharp decrease in orders for vertical machining centers, our primary product line. This decline was partially offset by increased unit sales of under-performing models which are being discounted. New orders in Europe were 18% lower than the comparable prior year period reflecting weaker demand in fiscal 2002 in those markets. Backlog was $7.8 million at April 30, 2002 compared to $6.1 million at January 31, 2002 and $9.1 million at October 31, 2001.

Gross profit margin for the second quarter of fiscal 2002, exclusive of the non-recurring inventory write-down, declined to 19.8%, from 25.5% in the same period a year ago, due to the decline in sales and service fees along with discounted selling prices of under-performing products, which more than offset the benefit of reductions in operating costs related to cost of sales which had been initiated during the past ten months.

Selling, general and administrative expenses for the second quarter of fiscal 2002 of $4.5 million were $1.4 million, or 24%, lower than those of the corresponding 2001 period due to previously announced cost reduction programs, including reductions initiated in the most recent quarter. During the second quarter of 2002, we recorded a severance provision related to the elimination of 46 domestic positions. The annual savings from this is approximately $3.5 million, of which approximately $2.0 million will be reflected as a reduction in selling, general and administrative expenses, the full benefits of which will not be realized until the end of the fiscal year.

The decrease in other income for the second quarter of 2002 is the result of a decrease in earnings of foreign affiliates accounted for using the equity method.

The decrease in income tax expense is the result of a decline in earnings of a wholly-owned foreign subsidiary.


Six Months Ended April 30, 2002 Compared to Six Months Ended April 30, 2001
---------------------------------------------------------------------------

Sales and service fees for the first half of fiscal 2002 were $33.5 million, approximately $15.9 million, or 32%, lower than those recorded in the corresponding 2001 period. During this period, our sales and service fees in the U.S. market declined 45%, reflecting the continuing weakness in industrial equipment spending and reduced consumption of machine tools. In Europe, sales and service fees declined 23% due to a 26% decline in new orders. Sales of computerized machine systems declined 33%. Non-machine revenues, principally parts and service fees, declined 29% and represented 21% of total sales and service fees. International sales were 69% of total sales and service fees in the first half of fiscal 2002 compared to 59% in the same prior year period.

New order bookings for the first half of fiscal 2002 were $33.0 million compared to $49.2 million in the prior year, a 33% decline. New orders for computerized machine tool systems declined 34% in U.S. dollars worldwide. In the U.S. market, machine tool orders declined 49% in dollars reflecting a sharp decrease in orders for vertical machining centers, our primary product line, offset partially by increased unit sales of under-performing models which are being discounted. New orders in Europe were 26% lower than the comparable prior year period reflecting weaker demand in fiscal 2002 in those markets.

Gross profit margin for the first half of fiscal 2002, exclusive of the non-recurring inventory write-down, declined to 20.8%, from 25.5% in the same period a year ago, due to the decline in sales and service fees along with discounted selling prices of under-performing products, which more than offset the benefit of reductions in operating costs related to cost of sales which had been initiated during the past ten months.

Selling, general and administrative expenses for the first half of fiscal 2002 of $9.7 million were $2.3 million, or 19%, lower than those of the corresponding 2001 period due to previously announced cost reduction programs, the full benefits of which will not be realized until the end of the fiscal year.

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

LIQUIDITY AND CAPITAL RESOURCES

At April 30, 2002, we had cash and cash equivalents of $3.2 million compared to $3.5 million at October 31, 2001. Cash provided by operations totaled $3.2 million for the six months ended April 30, 2002 compared to cash used for operations of $3.6 million in the prior year. The net loss in fiscal 2002, exclusive of non-cash charges, was more than offset by a reduction in working capital in fiscal 2002.

Net working capital, excluding short-term debt, was $24.6 million at April 30, 2002 compared to $31.5 million at October 31, 2001. The decrease in working capital was the result of a $3.6 million reduction in accounts receivable, due to lower sales and improved collections, and a $4.8 million planned reduction in inventory, offset by a $2.8 million reduction in accounts payable and accrued expenses.

Capital investments for the six months ended April 30, 2002 consisted principally of expenditures for software development projects and purchases of equipment. During the second quarter, we terminated certain agreements resulting in an early repayment of our investment in a secured loan and warrants totaling $1.0 million. The early repayment provided net cash from investment activities in fiscal 2002.

On April 30, 2002, we obtained a $4.5 million first mortgage loan on our Indianapolis corporate headquarters. The loan bears an interest rate of 7?% and matures in April 2009, with partial prepayments in periodic installments during the preceding seven years, based on a twenty-year amortization schedule. The proceeds from the first mortgage loan, together with other available cash, were used to repay bank debt. After giving effect to the repayment, our bank debt was $3.2 million at April 30,2002 compared to $11.2 million at October 31, 2001.

Effective April 30, 2002, our bank credit agreement was amended, extending the maturity date to June 30, 2003, reducing the bank's commitment to $15.0 million at April 30, 2002, and to $10.0 million at June 30, 2002. The amendment reduced interest rates through January 31, 2003 by one-half to one percentage point below those called for by the previous agreement. The net worth covenant was amended to require tangible net worth, exclusive of Accumulated Other Comprehensive Income, to be not less than $32.5 million at July 31, 2002, which reduces to $32.3 million thereafter. The amended minimum EBITDA (earnings before interest, taxes, depreciation and amortization) requirements as of the end of the twelve consecutive months then ending cannot be less than negative $2.75 million on July 31, 2002, increasing to negative $2.15 million on October 31, 2002, negative $750,000 at January 31, 2003 and positive $1.0 million at April 30, 2003. Other financial covenants have been extended to June 30, 2003 as well. A facility fee previously payable August 1, 2002 was reduced to $50,000 from $100,000 and is payable March 31, 2003, if we have not obtained a new financing arrangement by then. We were in compliance with all loan covenants at April 30, 2002, and had an additional credit availability of $13.4 million, including the European facility.

Our cash flow from operations for the first half of fiscal 2002 was consistent with our fiscal 2002 business plan. Our business plan for fiscal 2002 includes planned reductions of operating expenses and working capital. We believe that the assumptions underlying our 2002 business plan and financial projections are reasonable; however, there are risks related to further declines in market demand and reduced sales in the U.S. and Europe, adverse currency movements, realization of anticipated cost reductions and cash realized from planned inventory reductions, that could cause our actual results to differ from our business plan and financial projections. Market demand and sales in the U.S. and Europe declined during the first half of fiscal 2002 causing operating results to differ unfavorably from our business plan. As a result, we implemented additional cost reduction actions in the second quarter, which involved a 20% reduction in our domestic workforce, and which we expect will generate an annual cost savings of approximately $2.5 million, substantially all of which will be realized beginning in our third fiscal quarter of 2002. Our plans call for additional reduction in working capital invested in inventory to improve cash flow from operations over the remainder of fiscal 2002, due in part to the sale of discounted products related to the product line repositioning. We believe that cash flow generated from operations and borrowings available to us under our credit facilities will be sufficient to meet our anticipated cash requirements in the foreseeable future.

Item 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
              -----------------------------------------------------

Interest Rate Risk

Interest on our bank borrowings is affected by changes in prevailing U.S. and European interest rates and/or Libor. At April 30, 2002, outstanding borrowings under our bank credit facilities were $3.2 million and our total indebtedness was $8.5 million. The interest rate on the Libor portion of our bank debt was Libor plus 2%, which increases to 2.5% effective May 1, 2002.

Foreign Currency Exchange Risk

In fiscal 2002, approximately 69% of our sales and service fees, including export sales, were derived from foreign markets. All of our computerized machine systems and computer numerical control systems, as well as certain proprietary service parts, are sourced by our U.S.-based engineering and manufacturing division and re-invoiced to our foreign sales and service subsidiaries, primarily in their functional currencies.

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

Forward contracts for the sale or purchase of foreign currencies as of April 30, 2002 which are designated as cash flow hedges under SFAS No. 133 were as follows:

                                                                     Contract Amount at
                                                                      Forward Rates in
                                                     Weighted          U.S. Dollars
                                 Notional Amount       Avg.         -------------------
                                   in Foreign        Forward         Contract       April 30,
         Forward Contracts          Currency           Rate            Date           2002        Maturity Dates
         -----------------      ----------------    --------        ----------      ----------    --------------
       Sale Contracts:
       Euro                            5,500,000          .8893     $4,891,150        $4,944,362     May - August 2002

       Purchase Contracts:
       New Taiwan Dollar              75,000,000          34.85     $2,161,875        $2,151,081     May - July 2002

Forward contracts for the sale of foreign currencies as of April 30, 2002, which were entered into to protect against the effects of foreign currency fluctuations on receivables and payables denominated in foreign currencies were as follows:


                                                                     Contract Amount at
                                                                      Forward Rates in
                                                     Weighted          U.S. Dollars
                                 Notional Amount       Avg.         -------------------
                                   in Foreign        Forward         Contract       April 30,
         Forward Contracts          Currency           Rate            Date           2002        Maturity Dates
         -----------------      ----------------    --------        ----------      ----------    --------------
       Sale Contracts:
       Euro                          6,079,877        .8830          $5,368,531     $5,468,313      May - July 2002
       Singapore Dollar              1,853,914       1.8331          $1,011,355     $1,022,258      May - July 2002

       Purchase Contracts:
       New Taiwan Dollar            96,000,000       34.85           $2,754,449     $2,765,958      May - July 2002
       Sterling                        575,000       1.4374            $826,505       $837,135      May 2002

                           PART II - OTHER INFORMATION

Item 1.       LEGAL PROCEEDINGS

We are involved in various claims and lawsuits arising in the ordinary course of business, none of which, in the opinion of management, is expected to have a material adverse effect on our consolidated financial position or results of operations.

Item 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------       ---------------------------------------------------

At our Annual Meeting of Shareholders held on April 3, 2002, the following individuals were elected to the Board of Directors by the following votes cast at the meeting:

                                                                     Abstentions
                                                                     and Broker
                                                     For             Non-Votes
Robert W. Cruickshank                            5,120,520              58,780
Michael Doar                                     5,021,320             157,980
Richard T. Niner                                 5,117,513              61,787
O. Curtis Noel                                   5,115,541              63,759
Charles E. M. Rentschler                         5,119,932              59,368
Gerald V. Roch                                   5,114,573              64,727

Item 6.       EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

10.1 Second Amendment to Second Amended and Restated Credit Agreement and Amendment to Reimbursement Agreement dated April 30, 2002 between the registrant and Bank One.

10.2 First mortgage on Hurco corporate headquarters dated April 30, 2002 between the registrant and American
         Equity Investment Life Insurance Company.

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




May 30, 2002



                                                                Exhibit 11
                                             Statement Re: Computation of Per Share Earnings


                                                       Three Months Ended                                Six Months Ended
                                                           April 30,                                         April 30,
                                    ----------------------------------------------------------------------------------------------
                                             2002                     2001                     2002                    2001
                                    ------------------------------------------------------------------------------------------------
                                                            (in thousands, except per share amount)
                                      Basic       Diluted      Basic      Diluted       Basic      Diluted       Basic     Diluted
                                    ------------------------------------------------------------------------------------------------

Net income (loss)                   $(4,211)     $(4,211)       $ 323       $ 323      (5,852)     (5,852)       $890        $ 890

Weighted average shares
  outstanding                         5,583        5,583        5,651       5,651       5,583       5,583       5,761        5,761


Dilutive effect of stock options         --           --           --          42          --          --          --           40
                                     -----------------------------------------------------------------------------------------------
                                      5,583        5,583        5,651       5,693        5,583      5,583       5,761        5,801


Earnings (loss) per common share    $ (0.75)      $(0,75)      $ 0.06      $ 0.06       $(1.05)    $(1.05)      $0.15        $0.15
                                    ================================================================================================


