Form 10-Q
period 2002-07-31
HURCO COMPANIES INC
filed 2002-09-13
CIK 315374

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q



(Mark One)

   X Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended July 31, 2002 or Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to
      _________.


Commission File No. 0-9143


                      HURCO COMPANIES, INC.
       (Exact name of registrant as specified in its charter)

               Indiana                                35-1150732
 -----------------------------------     ------------------------------------
   (State or other jurisdiction of      (I.R.S. Employer Identification Number)
   incorporation or organization)

       One Technology Way
       Indianapolis, Indiana                             46268
-------------------------------------    -------------------------------------
(Address of principal executive offices)              (Zip code)

Registrant's telephone number, including area code              (317) 293-5309
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




The number of shares of the Registrant's common stock outstanding as of August 31, 2002 was 5,583,158.

                              HURCO COMPANIES, INC.
                      July 2002 Form 10-Q Quarterly Report


                                Table of Contents



                         Part I - Financial Information


Item 1.  Condensed Financial Statements

         Condensed Consolidated Statement of Operations -
             Three months and nine months ended July 31, 2002 and 2001.........3

         Condensed Consolidated Balance Sheet -
             As of July 31, 2002 and October 31, 2001..........................4

         Condensed Consolidated Statement of Cash Flows -
             Three months and nine months ended July 31, 2002 and 2001.........5

         Condensed Consolidated Statement of Changes in Shareholders' Equity -
             Nine months ended July 31, 2002 and 2001..........................6

         Notes to Condensed Consolidated Financial Statements..................7


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations..................................12

Item 3.  Quantitative and Qualitative Disclosures About Market Risk...........17

Item 4.  Controls and Procedures..............................................19


                           Part II - Other Information



Item 1.  Legal Proceedings....................................................20

Item 6.  Exhibits and Reports on Form 8-K.....................................20

Signatures....................................................................21

Certifications................................................................22

                 PART 1 - FINANCIAL INFORMATION

Item 1.          Condensed Financial Statements

                     Hurco Companies, Inc.
         CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
             (In thousands, except per-share data)

                                                                     Three Months Ended                Nine Months Ended
                                                                          July 31,                         July 31,
                                                                    --------------------             --------------------
                                                                     2002           2001               2002           2001
-----------------------------------------------------------------------------------------------------------------------------
                                                                         (unaudited)                      (unaudited)
Sales and service fees                                               $18,204        $21,678           $51,719        $71,043

Cost of sales and service                                             13,823         16,391            40,369         53,169

Cost of sales - restructuring                                              -              -             1,083              -
                                                                     --------       --------          --------       --------
Gross profit                                                           4,381          5,287            10,267         17,874

Selling, general and administrative expenses                           4,672          5,896            14,421         17,941

Restructuring expense and other expense, net                               -            395             1,751             67
                                                                     --------       --------          --------       --------
Operating loss                                                          (291)        (1,004)           (5,905)          (134)

License fee income, net                                                    -              3               163            512

Interest expense                                                         159            233               469            612

Other income (expense), net                                              (47)            41               (10)           464
                                                                     --------       --------          --------       --------
Income (loss) before taxes                                              (497)        (1,193)           (6,221)           230

Provision for income taxes                                               154            136               282            669
                                                                     --------       --------          --------       --------
Net loss                                                              $ (651)      $ (1,329)         $ (6,503)        $ (439)
                                                                     ========       ========          ========       ========
Loss per common share
  Basic                                                              $ (0.12)       $ (0.24)          $ (1.16)       $ (0.08)
                                                                     ========       ========          ========       ========
  Diluted                                                            $ (0.12)       $ (0.24)          $ (1.16)       $ (0.08)
                                                                     ========       ========          ========       ========
Weighted average common shares outstanding
  Basic                                                                5,583          5,581             5,583          5,700
                                                                     ========       ========          ========       ========
  Diluted                                                              5,583          5,624             5,583          5,736
                                                                     ========       ========          ========       ========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                         Hurco Companies, Inc.
                  CONDENSED CONSOLIDATED BALANCE SHEET
                 (In thousands, except per-share data)

                                                                              July 31,      October 31,
                                                                                2002            2001
                                                                             (unaudited)      (audited)
ASSETS
Current assets:
  Cash and cash equivalents                                                     $ 3,162         $ 3,523
  Accounts receivable, net                                                       11,786          14,436
  Inventories                                                                    23,888          30,319
  Other                                                                           1,366           1,232
                                                                               --------        --------
     Total current assets                                                        40,202          49,510
                                                                               --------        --------
Property and equipment:
  Land                                                                              761             761
  Building                                                                        7,202           7,187
  Machinery and equipment                                                        11,053          11,410
  Leasehold improvements                                                          1,175           1,059
  Less accumulated depreciation and amortization                                (11,225)        (11,653)
                                                                               --------        --------
                                                                                  8,966           8,764
                                                                               --------        --------
Software development costs, less amortization                                     1,945           3,066
Investments and other assets                                                      3,200           4,877
                                                                               --------        --------
                                                                               $ 54,313        $ 66,217
                                                                               ========        ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                              $ 9,618         $ 9,936
  Accrued expenses                                                                8,108           8,081
  Short-term debt                                                                 1,599             200
                                                                               --------        --------
     Total current liabilities                                                   19,325          18,217
Non-current liabilities:
  Long-term debt                                                                  4,986          11,800
  Deferred credits and other obligations                                            379             732
                                                                               --------        --------
     Total non-current liabilities                                                5,365          12,532
Shareholders' equity:
  Preferred stock:  no par value per share; 1,000,000 shares
     authorized; no shares issued                                                     -               -
  Common stock:  no par value; $.10 stated value per share;
     12,500,000 shares authorized; and 5,583,158 and
     5,580,658 shares issued, respectively                                          558             558
  Additional paid-in capital                                                     44,717          44,714
  Accumulated deficit                                                            (8,413)         (1,910)
  Accumulated other comprehensive income                                         (7,239)         (7,894)
                                                                               --------        --------
     Total shareholders' equity                                                  29,623          35,468
                                                                               --------        --------
                                                                               $ 54,313        $ 66,217
                                                                               ========        ========
The accompanying notes are an integral part of the condensed consolidated financial statements.

                     Hurco Companies, Inc.
         CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                     (dollars in thousands)

                                                                       Three Months Ended             Nine Months Ended
                                                                           July 31,                       July 31,
                                                                       ------------------            -------------------
                                                                        2002          2001             2002          2001
                                                                        ----          ----             ----          ----
                                                                           (unaudited)                    (unaudited)
Cash flows from operating activities:
  Net loss                                                            $ (651)     $ (1,329)        $ (6,503)      $ (439)
Adjustments to reconcile net loss to net
cash provided by (used for) operating activities:
  Restructuring and other expense                                       (173)          140            2,346         (188)
  Equity in (income) loss of affiliates                                  (11)          (54)               -         (366)
  Depreciation and amortization                                          485           613            1,475        1,724
  Change in assets and liabilities:
     (Increase) decrease in accounts receivable                         (372)        3,493            3,197          622
     (Increase) decrease in inventories                                1,638        (1,230)           6,391       (7,011)
     Increase (decrease) in accounts payable                           1,404        (3,776)            (430)        (761)
     Increase (decrease) in accrued expenses                             447           203             (568)       1,425
  Other                                                                 (647)          264             (613)         (16)
                                                                     --------      --------         --------     --------
Net cash provided by (used for) operating activities                   2,120        (1,676)           5,295       (5,010)

Cash flows from investing activities:
  Proceeds from sale of equipment                                         26             9               71           24
  Purchase of property and equipment                                    (480)         (461)          (1,096)        (912)
  Software development costs                                            (132)         (223)            (417)        (485)
  Proceeds from terminated loan and warrant agreements                     -             -            1,000            -
  Other investments                                                      155          (296)              46         (600)
                                                                      --------     --------         --------     --------
Net cash provided by (used for) investing activities                    (431)         (971)            (396)      (1,973)

Cash flows from financing activities:
  Advances on bank credit facilities                                   6,450        11,950           19,025       36,600
  Repayment on bank credit facilities                                 (8,350)       (7,850)         (28,925)     (24,550)
  Proceeds from first mortgage                                                                        4,500           --
  Repayment on first mortgage                                            (15)            -              (15)           -
  Repayment of term debt                                                                                          (1,786)
  Proceeds from exercise of common stock options                                                          4           35
  Purchase of common stock                                                                                        (1,706)
                                                                      --------     --------         --------     --------
Net cash provided by (used for) financing activities                   (1,915)        4,100           (5,411)       8,593
                                                                      --------     --------         --------     --------

Effect of exchange rate changes on cash                                  170           (25)             151         (311)
                                                                      --------     --------         --------     --------
Net increase (decrease) in cash and cash equivalents                     (56)        1,428             (361)       1,299

Cash and cash equivalents at beginning of period                       3,218         3,255            3,523        3,384
                                                                      --------     --------         --------     --------
Cash and cash equivalents at end of period                           $ 3,162       $ 4,683          $ 3,162      $ 4,683
                                                                      ========     ========         ========     ========
The accompanying notes are an integral part of the condensed consolidated financial statements.

                     HURCO COMPANIES, INC.
     CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
         FOR THE NINE MONTHS ENDED JULY 31, 2002 AND 2001

                                                 Common Stock
                                           ---------------------------                                        Accumulated
                                                Shares                         Additional                        Other
                                                Issued &        Stated          Paid-In         Accumulated  Comprehensive
                                              Outstanding        Value          Capital          Deficit      Income(loss)    Total
                                           --------------      --------        ----------      ------------  -------------  --------
                                                                                (dollars in thousands)

Balances, October 31, 2000                      5,955,359         $ 596         $46,347          $ (313)        $ (7,739)   $38,891
                                                =========        ======         =======          =======        =========   =======
Net income                                                                                         (439)                       (439)
Translation of foreign currency
financial statements                                                                                                  22         22
Unrealized loss of derivative instruments                                                                           (120)      (120)
                                                                                                                              ------
Comprehensive income (loss)                                                                                                    (537)
Exercise of Common Stock Options                   16,400             1              34                                          35
Repurchase of Common Stock                       (391,101)          (39)         (1,667)                                     (1,706)
                                                ----------        ------        --------         -------        ---------    -------
Balances, July 31, 2001                         5,580,658         $ 558         $44,714          $ (752)        $ (7,837)    $36,683
                                                =========        ======         =======          =======        =========   =======

Balances, October 31, 2001                      5,580,658         $ 558         $44,714        $ (1,910)        $ (7,894)    $35,468
                                                =========        ======         =======          =======        =========   =======
Net loss                                                                                         (6,503)                     (6,503)
Translation of foreign currency
financial statements                                                                                                 870        870
Unrealized gain on derivative instruments                                                                           (215)      (215)
                                                                                                                             -------
Comprehensive income (loss)                                                                                                  (5,848)
Exercise of Common Stock                            2,500                             3                                           3
                                                ----------        ------        --------         -------        ---------    -------
Balances, July 31, 2002                         5,583,158         $ 558         $44,717        $ (8,413)        $ (7,239)    $29,623
                                                =========        ======         =======          =======        =========   =======

The accompanying notes are an integral part of the condensed consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   GENERAL

The unaudited Condensed Consolidated Financial Statements include the accounts of Hurco Companies, Inc. and its consolidated subsidiaries. We design and produce interactive, personal computer (PC) based, computer control systems and software and computerized machine tools for sale through a world wide sales, service and distribution network.

The condensed financial information as of July 31, 2002 and for the nine months ended July 31, 2002 and July 31, 2001 is unaudited, however, in our opinion, the interim data includes all normal recurring adjustments necessary for a fair statement of the results for the interim periods. We suggest that you read these condensed financial statements in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended October 31, 2001.

2.   LIQUIDITY MATTERS

Our domestic bank credit facility matures June 30, 2003. Effective September 1, 2002, the European credit facility was amended, extending the maturity date to August 31, 2003. We were in compliance with all of our loan covenants at July 31, 2002. We are currently in discussions with other lenders for a long-term domestic replacement credit facility, and while we believe that we will be able to obtain a replacement credit facility in fiscal 2003 under acceptable terms; no such assurance can be given.

3.   HEDGING

We enter into foreign currency forward exchange contracts periodically to hedge certain forecast inter-company sales and forecast inter-company and third-party purchases denominated in foreign currencies (primarily Pound Sterling, Euro and New Taiwan Dollar). The purpose of these instruments is to mitigate the risk that the U.S. Dollar net cash inflows and outflows resulting from the sales and purchases denominated in foreign currencies will be adversely affected by changes in exchange rates. These forward contracts have been designated as cash flow hedge instruments, and are recorded in the Condensed Consolidated Balance Sheet at fair value in Other Current Assets and Accrued Liabilities. Gains and losses resulting from changes in the fair value of these hedge contracts are deferred in Accumulated Other Comprehensive Income and recognized as an adjustment to the related sale or purchase transaction in the period that the transaction occurs. Net gains on cash flow hedge contracts which we reclassified from Accumulated Other Comprehensive Income to Cost of Sales in the quarter ended July 31, 2002 were $47,000.

At July 31, 2002, we had $685,000 of realized and unrealized losses related to cash flow hedges deferred in Accumulated Other Comprehensive Income, which we expect to recognize in Cost of Sales within the next twelve months. Cash flow hedge contracts mature at various dates through November 2002.

We also enter into foreign currency forward exchange contracts to protect against the effects of foreign currency fluctuations on receivables and payables denominated in foreign currencies. These derivative instruments are not designated as hedges under the Statement of Financial Accounting Standards No. 133, "Accounting Standards for Derivative Instruments and Hedging Activities" and as a result, changes in fair value are reported currently as Other Income (Expense) in the Consolidated Statement of Operations consistent with the transaction gain or loss on the related foreign denominated receivable or payable. Such net transaction gains and (losses) were $(52,000) and $7,000 for the quarters ended July 31, 2002 and 2001, respectively.

4.   EARNINGS PER SHARE

Basic and diluted earnings per common share are based on the weighted average number of our shares of common stock outstanding. Diluted earnings per common share give effect to outstanding stock options using the treasury method. The impact of 30,000 potentially issuable shares for the nine months ended July 31, 2002 and 3,000 potentially issuable shares for the three months ended July 31, 2002 were excluded from the computation of diluted earnings per share because their effect would be anti-dilutive.

5.   ACCOUNTS RECEIVABLE

The allowance for doubtful accounts was $876,000 as of July 31, 2002 and $907,000 as of October 31, 2001.

6.   INVENTORIES

Inventories, priced at the lower of cost (first-in, first-out method) or market, are summarized below (in thousands):
                                         July 31, 2002          October 31, 2001
                                         -------------          ----------------
    Purchased parts and sub-assemblies    $  6,466                $   7,853
    Work-in-process                          1,368                    1,256
    Finished goods                          16,054                   21,210
                                           ---------                --------
                                        $   23,888                 $  30,319
                                           =========                ========

7.  RESTRUCTURING EXPENSE AND OTHER EXPENSE, NET

We recorded charges aggregating $2.5 million in the second quarter of fiscal 2002 for the write-down of assets related to the repositioning of product lines and severance costs associated with cost reduction programs. These charges, combined with a severance charge of $356,000 in the first quarter, total $2.8 million for fiscal 2002 year-to-date.

The charges include (in thousands):

Cost of sales - restructuring:
Inventory write-down related to under-performing product lines which
  are being discontinued                                                 $1,083
Restructuring expense:
Write-off of capitalized software development cost resulting from
termination of development project due to product line repositioning      1,036
Severance cost                                                              827
Other expense (credit):
Foreign lease termination liability (Note 11)                               165
Termination of software development agreement (Note 9)                     (277)
                                                                       ---------
                                                                           1,751
                                                                       ---------
     Total                                                                $2,834
                                                                       =========

The balance of the reserve for Restructuring expense and other expense, net at July 31, 2002 is as follows:

                                                           Balance        Provision                         Balance
(in thousands)                                            10/31/01         (Credit)          Used           7/31/02
                                                         ------------    -------------    ------------    ------------
                                                         ------------    -------------    ------------    ------------
Cost of sales - restructuring:
Inventory write-down                                             $--           $1,083          $1,083            $ --
Restructuring expense:
Capitalized software development cost write-off                   --            1,036           1,036              --
Severance costs                                                  133              827             600             360
Other expense (credit):
Foreign lease termination liability                               60              165              --             225
Termination of software development agreement                     --            (277)           (277)              --
                                                         ------------    -------------    ------------    ------------
                                                         ------------    -------------    ------------    ------------
     Total                                                      $193           $2,834          $2,442            $585
                                                         ============    =============    ============    ============

The balance of $ 585,000 at July 31, 2002 represents severance costs related to employees that will be paid in future periods and the estimated liability for a foreign lease obligation. The severance provision recorded in the second quarter of fiscal 2002 represents 46 domestic positions that have been or will be eliminated in fiscal 2002. At July 31, 2002, 32 employees had been paid the full amount of their severance while the remaining employees will be paid at different times through the second quarter of fiscal 2003.

8.   TERMINATION OF AGREEMENTS

During the second quarter of fiscal 2002, we terminated certain software development and loan agreements previously entered into in fiscal 2001. We received early repayment of our investment in a secured loan and warrants totaling $1.0 million. We were also reimbursed for software development fees previously paid and expensed, resulting in a credit of $277,000 which is reflected in Restructuring expense and other expense, net in the second quarter of fiscal 2002. Neither party has any remaining obligations to the other.

9.   DEBT AGREEMENTS

On April 30, 2002, we obtained a $4.5 million first mortgage loan on our Indianapolis corporate headquarters. The loan bears an interest rate of 7?% per annum and matures in April 2009. We are required to make principal payments over the seven-year term of the loan, based on a twenty-year amortization schedule.

On September 1, 2002, our 3.0 million Euro bank credit facility, which was entered into on January 8, 2002, was extended to August 31, 2003. Interest on the facility is payable at 7.16% per annum or, at the Company's option, 1.75% above EURIBOR for fixed rate borrowings. The facility is uncollateralized however, the bank reserves the right of lien and collateral as provided in its standard terms and conditions. No borrowings were outstanding on the facility at July 31, 2002.

Effective April 30, 2002, we amended our bank credit agreement, extending the maturity date to June 30, 2003, and reducing the bank's commitment to $10.0 million at June 30, 2002. Interest rate margins for borrowings under Libor or the prime rate option are as follows:

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


The net worth covenant was amended to require tangible net worth, exclusive of Accumulated Other Comprehensive Income, to be not less than $32.5 million at July 31, 2002, and $32.3 million thereafter. Our EBITDA (earnings before interest, taxes, depreciation and amortization) requirements recorded on a twelve consecutive month basis cannot be less than negative $2.75 million on July 31, 2002, increasing to negative $2.15 million on October 31, 2002, negative $750,000 at January 31, 2003 and positive $1.0 million at April 30, 2003. Other financial covenants were extended to June 30, 2003. A facility fee previously payable August 1, 2002 was reduced to $50,000 from $100,000 and is payable March 31, 2003, if we have not obtained a new financing arrangement by that time.

We were in compliance with all loan covenants at July 31, 2002, and had additional credit availability of $10.1 million, including $2.9 million under the European bank credit facility.

10.   LEASEHOLD REPAIRS CONTINGENCY

The lease for our facility located in England expired in April 2002 and required that we make certain repairs to the facility at the conclusion of the lease resulting from dilapidation of the facility that occurred during the lease term. The extent of repairs to be completed are being negotiated and, as a result, the cost of these repairs cannot be estimated. Our maximum liability for the repairs and fees is believed to be approximately $800,000. However, this amount could be reduced by statutory limitations or by a negotiated settlement. We believe our minimum liability is approximately $225,000, which we have accrued at July 31, 2002. We have engaged a firm that specializes in these types of claims and intend to vigorously contest this matter.

11.   NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board issued Statement No. 141, "Business Combinations" (SFAS 141) and Statement No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). SFAS 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method of accounting. Under SFAS 142, amortization of goodwill will cease and the goodwill carrying values will be tested periodically for impairment. We are required to adopt SFAS 142, effective November 1, 2002 for goodwill and intangible assets acquired prior to July 1, 2001. Goodwill and intangible assets acquired after June 30, 2001 were subject immediately to the goodwill non-amortization and intangible provisions of this statement. We believe the impact on our financial statements will be immaterial.

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

In June 2002, the Financial Accounting Standards Board issued Statement No. 146 "Accounting for Costs Associated with Exit or Disposal Activities (SFAS 146). SFAS 146 nullifies Emerging Issues Task Force (EITF 94-3) "Liability Recognition for Certain Termination Benefits and Other Costs to Exit an Activity." The principal difference between the two pronouncements is that SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred whereas EITF 94-3 required a liability for an exit plan to be recognized when an entity commitments to an exit plan. We believe the impact on our financial statements will be immaterial.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          ----------------------------------------------------------------------

The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto appearing elsewhere herein. Certain statements made in this report may constitute "forward-looking statements". These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors include, among others, changes in general economic and business conditions that affect market demand for machine tools and related computer control systems, software products, and replacement parts, changes in manufacturing markets, the success of our plans to reduce inventory and operating costs, adverse currency movements, innovations by competitors, quality and delivery performance by our contract manufacturers and governmental actions and initiatives including import and export restrictions and tariffs.

RESULTS OF OPERATIONS


Three Months Ended July 31, 2002 Compared to Three Months Ended July 31, 2001
-----------------------------------------------------------------------------

The following tables set forth net sales by geographic region and product category for the three-months ended July 31, 2002 and 2001 (unaudited, in millions):

                    Net Sales by Geographic Region
                                                    Three Months Ended
                                                          July 31,
                                                --------------------------------
                                                    2002              2001
                                                ---------------    -------------
United States                                     $ 6,789          $ 7,312
Europe                                             10,767           13,675
Asia and Other                                        648              691
                                                ---------------    -------------
                                                ---------------    -------------
     Total                                       $ 18,204         $ 21,678
                                                ===============    =============

                   Net Sales by Product Category
                                                    Three Months Ended
                                                          July 31,
                                                --------------------------------
                                                     2002              2001
                                                ---------------    -------------
Computerized Machine Tools                       $ 14,266         $ 17,239
Computer Control Systems and Software                 866            1,363
Service Parts                                       2,232            2,179
Service Fees                                          840              897
                                                ---------------    -------------
                                                ---------------    -------------
     Total                                       $ 18,204         $ 21,678
                                                ===============    =============

Sales and service fees for the third quarter ending July 31, 2002 were $18.2 million, approximately $3.5 million, or 16%, lower than the corresponding 2001 period primarily due to declines in demand in the European market. European sales represented 59% of total sales and service fees in the third fiscal quarter, down somewhat from 63% in the prior year period. The dollar value of European sales benefited from the stronger values of the Euro and Pound Sterling currencies in relation to the U.S. dollar during the period. Third quarter sales and service fees in the U.S. market declined $523,000, or 7%, which is attributable to a 40% decline in metal forming products, some of which are being discontinued. However, domestic sales and service fees related to metal cutting products increased 8% over the prior year period and 23% over the immediately preceding quarter of 2002, reflecting improving market conditions in the U.S.

New order bookings for the third quarter of fiscal 2002 were $17.6 million, an increase of 7% from the second quarter of this year, but down 8% from the $19.2 million booked in the corresponding prior year period. New orders for machine tools declined compared to the prior year period. In the U.S. market, machine tool orders increased 92% in units and 54% in dollars from the prior year third quarter, due largely to the successful introduction in the quarter of a new entry-level machining center model and increased unit sales of discontinued models at discounted prices. However, the increase in domestic orders was more than offset by reduced demand in Europe, where new machine tool orders declined 30% in units and 27% in dollars as compared to the prior year period. The dollar value of European orders benefited somewhat from stronger European currencies in the most recent quarter. Backlog was $6.6 million at July 31, 2002 compared to $6.8 million at April 30, 2002 and $9.1 million at October 31, 2001.

Our gross profit margin improved to 24.1% in the third quarter, from 19.8% (before restructuring charges) in the second quarter, due primarily to our cost reduction programs. We sold approximately $1.4 million of discontinued product at substantially reduced margin. The gross profit margin for the 2002 fiscal quarter approximates the 24.4% gross margin reported for the 2001 third quarter.

Selling, general and administrative expenses for the third quarter of fiscal 2002 were 21% lower than those of the corresponding 2001 period due to previously announced cost reduction programs.

Interest expense of $159,000 was $74,000, or 32%, lower than the comparable prior year period primarily due to reduced borrowings.

Nine Months Ended July 31, 2002 Compared to Nine Months Ended July 31, 2001
---------------------------------------------------------------------------

The net loss for the nine months ended July 31, 2002 was attributed to substantially lower sales and charges aggregating $2.8 million recorded in the first and second fiscal quarters.

The charges consisted of: (a) non cash write downs of inventories of approximately $1.1 million and capitalized software development costs of approximately $1.0 million related to under-performing product lines that are being discontinued and (b) severance costs of $827,000 related to additional personnel reductions, including a change in senior management. Also included in the Restructuring expense and other expense, net is $165,000 for a contingency related to termination of a foreign lease and a credit of $277,000 due to a refund of software development fees resulting from the termination of a software development agreement during the second fiscal quarter.

The following tables set forth net sales by geographic region and product category for the nine-months ended July 31, 2002 and 2001 (unaudited, in millions):

                     Net Sales by Geographic Region
                                                      Nine Months Ended
                                                           July 31,
                                                --------------------------------
                                                     2002              2001
                                                ---------------    -------------
United States                                      $ 18,020         $ 27,619
Europe                                               32,204           41,560
Asia and Other                                        1,495            1,864
                                                ---------------    -------------
                                                ---------------    -------------
     Total                                         $ 51,719         $ 71,043
                                                ===============    =============

                     Net Sales by Product Category
                                                         Nine Months Ended
                                                              July 31,
                                                --------------------------------
                                                      2002              2001
                                                ---------------    -------------
Computerized Machine Tools                         $ 40,634         $ 56,608
Computer Control Systems and Software                 2,750            4,539
Service Parts                                         5,984            7,111
Service Fees                                          2,352            2,785
                                                 --------------    -------------
                                                 --------------    -------------
     Total                                         $ 51,719         $ 71,043
                                                 ==============    =============

Sales and service fees for the first nine months of fiscal 2002 were $51.7 million, approximately $19.3 million, or 27%, lower than those recorded in the corresponding 2001 period. Sales and service fees in the U.S. market during the period declined 35% to $18.0 million reflecting the continuing weakness in industrial equipment spending and reduced consumption of machine tools. In Europe, sales and service fees declined 23% to $32.2 million due to a 28% decline in new orders. Non-machine revenues declined 23% and represented 21% of total sales and service fees.

New order bookings for the first nine months of fiscal 2002 were $49.6 million compared to $68.4 million in the prior year, a 28% decline. New orders for computerized machine tools declined 29% in U.S. dollars worldwide. In the U.S. market, machine tool orders declined 26% reflecting a sharp decrease in orders for vertical machining centers, our primary product line, offset partially by increased unit sales of discontinued models which are being discounted. New orders in Europe were 29% lower than the comparable prior year period reflecting weaker demand in fiscal 2002 in those markets.

Gross profit margin for the first nine months of fiscal 2002, exclusive of the restructuring inventory write-down, declined to 21.9%, from 25.2% in the same period a year ago, due to the decline in sales and service fees and the sale of approximately $4.2 million in discontinued non-performing products at discounted prices. These unfavorable effects more than offset the favorable impact of the cost reduction programs we had initiated during the past thirteen months.

Selling, general and administrative expenses for the first nine months of fiscal 2002 of $14.4 million were $3.5 million, or 20%, lower than those of the corresponding 2001 period due to our cost reduction programs. During the second quarter of 2002, we recorded a severance provision related to the elimination of 46 domestic positions. We expect to save approximately $3.5 million on an annual basis, the full benefit of which will not be realized until the end of the fiscal year.

Interest expense of $469,000 was $143,000, or 23%, lower than the comparable prior year period primarily due to reduced borrowings.

The decrease in other income for the first nine months of fiscal 2002 is the result of a decrease in earnings of foreign affiliates accounted for using the equity method and a decrease in license fee income.

The decrease in income tax expense is the result of a decline in earnings of a wholly owned foreign subsidiary.

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

LIQUIDITY AND CAPITAL RESOURCES

At July 31, 2002, we had cash and cash equivalents of $3.2 million compared to $3.5 million at October 31, 2001. Cash provided by operations totaled $5.3 million for the nine months ended July 31, 2002 compared to cash used for operations of $5.0 million in the prior year. The net loss in fiscal 2002, exclusive of non-cash charges, was more than offset by a reduction in working capital in fiscal 2002.

Net working capital, excluding short-term debt, was $22.5 million at July 31, 2002 compared to $31.5 million at October 31, 2001. The decrease in working capital was the result of a $3.2 million reduction in accounts receivable, and a $6.4 million planned reduction in inventory, partially offset by a $1.0 million reduction in accounts payable and accrued expenses. The reduction in accounts receivable was due to lower sales and improved collections

Capital investments for the nine months ended July 31, 2002 consisted principally of expenditures for software development projects and purchases of equipment. During the second quarter, we terminated certain agreements resulting in an early repayment of an investment we had made totaling $1.0 million.

On April 30, 2002, we obtained a $4.5 million first mortgage loan on our Indianapolis corporate headquarters. The loan bears an interest rate of 7?% and matures in April 2009. We are required to make principal payments over the seven-year term of the loan, based on a twenty-year amortization schedule. The proceeds from the first mortgage loan, together with other available cash, were used to repay bank debt. After giving effect to the repayment and cash flow from operations, our bank debt was reduced to $1.3 million at July 31, 2002 from $11.2 million at October 31, 2001.

Effective April 30, 2002, we amended our bank credit agreement, extending the maturity date to June 30, 2003, and reducing the bank's commitment to $10.0 million at June 30, 2002. We were in compliance with all loan covenants at July 31, 2002, and had an additional credit availability of $10.1 million, including $2.9 million under a European bank facility.

On September 1, 2002, our 3.0 million Euro bank credit facility, which was entered into on January 8, 2002, was extended to August 31, 2003. Interest on the facility is payable at 7.16% per annum or, at the Company's option, 1.75% above EURIBOR for fixed rate borrowings. The facility is uncollateralized however, the bank reserves the right of lien and collateral as provided in its standard terms and conditions. No borrowings were outstanding on the facility at July 31, 2002.

Our cash flow from operations for the first nine months of fiscal 2002 was consistent with our business plan. However, market demand in the U.S. and Europe for the first nine months of fiscal 2002 has been less than expected in our business plan. As a result, we implemented additional cost reduction actions in the second quarter, which involved a 20% reduction in our domestic workforce, and which we expect will generate an annual cost savings of approximately $3.5 million. Our plans call for further reductions in inventory to improve cash flow from operations over the remainder of fiscal 2002 and first half of fiscal 2003. The inventory reductions will result in part from the sale of discounted products related to the discontinued under-performing products. We are currently in discussions with other lenders for a long-term domestic replacement credit facility, and while we believe that we will be able to obtain a replacement credit facility in fiscal 2003 under acceptable terms; no such assurance can be given.

Item 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
              ----------------------------------------------------------

Interest Rate Risk

Interest on our bank borrowings is affected by changes in prevailing U.S. and European interest rates and/or Libor. At July 31, 2002, outstanding borrowings under our bank credit facilities were $1.3 million and our total indebtedness was $6.6 million. The interest rate on the Libor portion of our bank debt was Libor plus 2.5%, which increases to 3.0% effective November 1, 2002.

Foreign Currency Exchange Risk

In fiscal 2002, approximately 67% of our sales and service fees, including export sales, were derived from foreign markets. All of our computerized machine tools and computer numerical control systems, as well as certain proprietary service parts, are sourced by our U.S.-based engineering and manufacturing division and re-invoiced to our foreign sales and service subsidiaries, primarily in their functional currencies.

Our products are sourced primarily from foreign suppliers or built to our specifications by either our wholly owned subsidiary in Taiwan, or contract manufacturers overseas. These purchases are predominantly in foreign currencies and in many cases our arrangements with these suppliers include foreign currency risk sharing agreements, which reduce (but do not eliminate) the effects of currency fluctuations on product costs. The predominant portion of our exchange rate risk associated with product purchases relates to the New Taiwan Dollar.

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

Forward contracts for the sale or purchase of foreign currencies as of July 31, 2002 which are designated as cash flow hedges under SFAS No. 133 were as follows:

                                                                          Contract Amount at
                                                                            Forward Rate in
                                                       Weighted             U.S. Dollars
                                  Notional Amount        Avg.         -----------------------------
                                    in Foreign          Forward         Contract          July 31,
         Forward Contracts           Currency            Rate             Date             2002           Maturity Dates
         -----------------        ---------------    ------------     -----------        ----------   ----------------------
       Sale Contracts:
         Euro                         6,800,000          .9442        $6,420,630        $6,625,004   August - November 2002
         Sterling                     1,150,000         1.5580        $1,791,655        $1,790,708   August - November 2002

       Purchase Contracts:
         New Taiwan Dollar          160,000,000        32.85          $4,870,088        $4,749,028   August - November 2002

Forward contracts for the sale of foreign currencies as of July
31, 2002, which were entered into to protect against the effects of foreign currency fluctuations on receivables and payables denominated in foreign currencies were as follows:

                                                                         Contract Amount at
                                                                            Forward Rate in
                                                       Weighted             U.S. Dollars
                                  Notional Amount        Avg.         -----------------------------
                                    in Foreign          Forward         Contract          July 31,
         Forward Contracts           Currency            Rate             Date             2002           Maturity Dates
         -----------------        ---------------    ------------     -----------        ----------   ----------------------
       Sale Contracts:
         Euro                         6,006,512          .9869        $5,928,114       $5,858,811      August - September 2002
         Singapore Dollar             1,883,250         1.7800        $1,058,014       $1,068,795      August - September 2002
         Sterling                       395,000         1.5590          $615,811         $615,906      August - September 2002

       Purchase Contracts:
         New Taiwan Dollar           75,000,000        33.22          $2,257,804       $2,223,749      August - September 2002


Item 4.       CONTROLS AND PROCEDURES

There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

Item 6.       EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

         11       Statement re: Computation of Per Share Earnings

99.1 Certification pursuant to 18 U.S.C. Section 1350 by the Chief Executive Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certification pursuant to 18 U.S.C. Section 1350 by the Chief Financial Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)      Reports on Form 8-K:

         On June 3, 2002, we filed a Current Report on Form 8-K reporting under
         Item 5 that we had dismissed Arthur Andersen LLP as our independent accountants.

         On July 1, 2002, we filed a Current Report on Form 8-K reporting under
         Item 4 that our Board of Directors approved the recommendation of its Audit Committee to engage Pricewaterhouse Coopers LLP as our independent accountants.

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



                                             HURCO COMPANIES, INC.


                                             By:    /s/ Roger J. Wolf
                                                    --------------------------
                                                    Roger J. Wolf
                                                    Senior Vice President and
                                                    Chief Financial Officer


                                             By:    /s/ Stephen J. Alesia
                                                    --------------------------
                                                    Stephen J. Alesia
                                                    Corporate Controller and
                                                    Principal Accounting Officer




September 13, 2002

                                 CERTIFICATIONS
I, Michael Doar, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Hurco Companies, Inc;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

September 13, 2002

/s/ Michael Doar
Michael Doar
Chairman & Chief Executive Officer
Hurco Companies, Inc.



I, Roger J. Wolf, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Hurco Companies, Inc;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

September 13, 2002

/s/ Roger J. Wolf
Roger J. Wolf
Senior Vice President & Chief Financial Officer
Hurco Companies, Inc.

                                   Exhibit 11

                STATEMENT RE: COMPUTATION OF PER SHARE EARNINGS



                                              Three Months Ended                            Nine months Ended
                                                   July 31,                                     July 31,
                                     -----------------------------------------   -------------------------------------------
                                           2002                 2001                    2002                   2001
                                     -----------------    --------------------  ---------------------   --------------------
                                                              (in thousands, except per share amount)
                                      Basic     Diluted      Basic     Diluted     Basic     Diluted      Basic     Diluted
                                     --------  --------   -----------  --------  ---------  --------     -------   ---------
Net loss                               $(651)   $(651)     $(1,329)  $ (1,329)   $ (6,503)  $ (6,503)     $ (439)    $(439)

Weighted average shares
  outstanding                          5,583    5,583        5,581      5,581       5,583      5,583       5,700     5,700

Dilutive effect of stock options          --       --           --         43          --         --          --        36
                                      -------  -------     ----------  --------  ---------  --------      ------   ---------
                                       5,583    5,583        5,581      5,624       5,583      5,583       5,700     5,736

Loss per common share                $ (0.12) $ (0.12)     $ (0.24)   $ (0.24)    $ (1.16)   $ (1.16)    $ (0.08)  $ (0.08)
                                      =======  =======     ==========  ========  =========  =========     ======   =========

                                                                    exhibit 99.1


                            Certification pursuant to
                             18 U.S.C. Section 1350,
                             as adopted pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002


In connection with the Quarterly Report of Hurco Companies, Inc., (the "Company") on Form 10-Q for the period ending July 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Michael Doar, Chairman and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Michael Doar
Michael Doar
Chairman & Chief Executive Officer
Hurco Companies, Inc.
September 13, 2002

                                                                    exhibit 99.2


                            Certification pursuant to
                             18 U.S.C. Section 1350,
                             as adopted pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002


In connection with the Quarterly Report of Hurco Companies, Inc., (the "Company") on Form 10-Q for the period ending July 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Roger
J. Wolf, Senior Vice President and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Roger J. Wolf
Roger J. Wolf
Senior Vice President & Chief Financial Officer
Hurco Companies, Inc.
September 13, 2002