Form 10-K
period 2002-10-31
HURCO COMPANIES INC
filed 2003-01-16
CIK 315374

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

(Mark One)

   X Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required] for the fiscal year ended October 31, 2002 or Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required] for the transition period from _________ to _________.

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
                                                              --------------

Securities registered pursuant to Section 12(b) of the Act:     None
Securities registered pursuant to Section 12(g)
   of the Act:                                      Common Stock, No Par Value
                                                    -------------------------
                                                          (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to the filing requirements for at least the past 90 days. Yes X No

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the of the Securities Exchange Act of 1934).
                                                                Yes      No  X
                                                                   ----    ---
The aggregate market value of the Registrant's voting stock held by non-affiliates as of April 30, 2002 (the last day of our most recently completed second quarter) was $16,526,148 and as of January 14, 2003 was $8,765,558.

The number of shares of the Registrant's common stock outstanding as of January 2, 2003 was 5,583,158.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Registrant's Proxy Statement for its 2003 Annual Meeting of Shareholders (Part III).

Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

                                     PART I

Item 1.       BUSINESS

General

Hurco Companies, Inc. is an industrial technology company. We design and produce interactive, personal computer (PC) based, computer control systems and software and computerized machine tools for sale to the metal working industry through a worldwide sales, service and distribution network. Our proprietary computer control systems and software products are sold primarily as integral components of our computerized machine tool products.

We pioneered the application of microprocessor technology and conversational programming software for application on computer controls for machine tools and, since our founding in 1968, have been a leader in the introduction of interactive computer control systems that automate manufacturing processes and improve productivity in the metal parts manufacturing industry. We have concentrated on designing "user-friendly" computer control systems that can be operated by both skilled and unskilled machine tool operators and yet are capable of instructing a machine to perform complex tasks. The combination of microprocessor technology and patented interactive, conversational programming software in our computer control systems enables operators on the production floor to quickly and easily create a program for machining or forming a particular part from a blueprint or computer-aided design (CAD) and immediately begin production of that part.

Our executive offices and principal design, engineering, and manufacturing management operations are headquartered in Indianapolis, Indiana. Sales, application engineering and service offices are located in Indianapolis, Indiana; High Wycombe, England; Munich, Germany; Paris, France; Milan, Italy and Singapore. In June 2002, we opened a representative sales office in Shanghai, China. Distribution facilities are located in Los Angeles, California and Venlo, the Netherlands; a manufacturing facility is located in Taichung, Taiwan.

Our strategy is to design, develop, produce and market a comprehensive line of interactive computer controls, software and computerized machine tools using our proprietary technology designed to enhance the user's productivity through ease of operation and higher levels of machine performance (speed, accuracy and surface finish quality). We use an open systems software architecture that permits our computer control systems and software to be used with standard PC hardware and have emphasized an operator friendly design that employs both interactive conversational and graphical programming software.

Products

During fiscal 2002, we discontinued several under-performing product lines and sold the related assets, to enable us to focus our resources and technology development on our core products. Our core products consist primarily of general purpose computerized machine tools for the metal cutting industry (principally vertical machining centers) into which our proprietary Ultimax(R) software and computer control systems have been fully integrated. Discontinued and sold were the Delta(TM) series computer control and related Dynapath(TM) milling machine product line, and related parts and service activities, along with press brake (metal bending machine) product lines and all tooling products related to press brake applications. We continue to produce computer control systems and related software for press brake applications that are sold primarily as retrofit control systems. In addition, we produce and distribute software options, control upgrades, hardware accessories and replacement parts related to our continuing product lines and provide operator training and support services to our customers.

The following table sets forth the contribution of each of our product groups to our total sales and service fees during each of the past three fiscal years:

Net Sales and Service Fees by Product Category

                                                                         Year ended October 31,
                                           ------------------------------------------------------------------------------------
                                                     2002                          2001                         2000
                                           --------------------------    -------------------------    -------------------------
Continuing Products and Services
    Computerized Machine Tools               $ 52,056          73.9%       $ 69,631         75.4%       $ 65,505         68.1%
    Computer Control Systems                    3,194           4.5%          4,782          5.2%          7,791

           and Software *                                                                                                 8.1%
    Service Parts                               7,240          10.3%          8,038          8.7%          8,701          9.0%
    Service Fees                                3,240           4.6%          3,749          4.1%          4,051          4.2%

                                           -----------    -----------    -----------    ----------    -----------    ----------
          Total                              $ 65,730          93.3%       $ 86,200         93.4%       $ 86,048         89.4%
Discontinued Products and Services              4,756           6.7%          6,067          6.6%         10,156         10.6%
                                           -----------    -----------    -----------    ----------    -----------    ----------
          Total                              $ 70,486         100.0%       $ 92,267        100.0%       $ 96,204        100.0%
                                           ===========    ===========    ===========    ==========    ===========    ==========

* Amounts shown do not include computer control systems sold as an integrated component of computerized machine tools.

Computerized Machine Tool Products

We design and market computerized machine tools which are equipped with a fully integrated interactive Ultimax(R) computer control system. Our Ultimax(R) twin screen "conversational" computer control system is sold solely as a fully integrated feature of Hurco computerized machine tools. This computer control system enables a machine operator to create complex two-dimensional part programs directly from blue prints or CAD. Machine operators with little or no programming experience can successfully program parts and begin machining operations in a short time with minimal special training. Since the initial introduction of the Ultimax(R) computer control, we have added enhancements related to operator programming productivity, CAD compatibility, data processing throughput and motion control speed and accuracy. Our current Ultimax(R) 4 programming stations use a Pentium* processor featuring an operator console with liquid crystal display screens and incorporate personal computer (PC) platform components. This upgradeable computer control product offers enhanced performance while ensuring access to cost effective computing hardware and software.

Our current line of Ultimax(R) metal cutting machine tools is a complete family of products including milling machines with an x-axis travel of 30 and 40 inches and vertical machining centers with an x-axis travel of 24, 26, 30, 42, 50 and 64 inches. During 2002 we introduced the first model in our new VM series, the VM1, a vertical machining center with a substantially smaller footprint and significantly lower price than our previous entry-level vertical machining center. We also introduced four new machine models in our high performance VMX series vertical machining center line. These products provide different levels of performance features for different market applications ranging in price from $36,000 to $165,000.

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

o    CAM and Software Products

In addition to our standard computer control features, we offer software option products for programming two and three-dimensional parts. These products are marketed to users of our computerized machine tools equipped with our Pentium*-based Ultimax(R) computer control systems. In fiscal 2002, we introduced Advanced Velocity Control (AVC) and Adaptive Surface Finish (ASF), high performance machining software options. The AVC software option enables a customer to increase machine throughput with advanced motion control software. The ASF software option facilitates optimized surface finishes on complex parts.

Other products in this line are WinMax(R), a Windows** based off-line programming system; DXF, a data file transfer software option; and UltiNet(TM), a networking software option. The DXF software option eliminates manual data entry of part features by transferring AutoCAD(TM) drawing files directly into an Ultimax(R) computer control, or into our off-line programming software, substantially increasing operator productivity. UltiNet(TM) is a networking software option used by our customers to transfer part design and manufacturing information to computerized machine tools at high speeds and to network computerized machine tools within the customer's manufacturing facility.

We also offer conversational part and tool dimension probing options for Ultimax(R) based machines. These options permit the computerized dimensional measurement of machined parts and the associated cutting tools. This "on-machine" technique significantly improves the throughput of the measurement process when compared to traditional "off-machine" approaches.

Parts and Service

Our service organization provides installation, warranty, operator training and customer support for our products on a worldwide basis. In the United States, our principal distributors have primary responsibility for machine installation and warranty service and support for new product sales. We also service and support a substantial installed base of existing customers. Our service organization also sells software options, computer controls upgrades, accessories and replacement parts for our products. Our after-sale parts and service business helps strengthen our customer relationships and provides continuous information concerning the evolving requirements of end-users.

Marketing and Distribution

We sell our products through approximately 346 independent agents and distributors in 35 countries throughout North America, Europe and Asia. We also have our own direct sales personnel in the United States, China, England, France, Germany, Italy and Singapore, which are among the world's principal machine tool consuming countries. During fiscal 2002, no distributor accounted for more than 5% of our sales and service fees. Approximately 80% of the worldwide demand for computerized machine tools and computer control systems comes from outside the U.S. In fiscal 2002, approximately 68% of our revenues were from overseas customers.

The end-users of our products are precision tool, die and mold manufacturers, independent metal parts manufacturers and specialized production applications or prototype shops within large manufacturing corporations. Industries served include aerospace, defense, medical equipment, energy, transportation and computer equipment.

Our computerized machine tools along with software options and accessories are sold primarily to end-users. We sell our Autobend(R) computer control systems to original equipment manufacturers of new machine tools who integrate them with their own products prior to the sale of those products to their own customers, to retrofitters of used machine tools who integrate them with those machines as part of the retrofitting operation and to end-users who have an installed base of machine tools, either with or without related computer control systems. During fiscal 2002, no single end-user of our products accounted for more than 5% of our total sales and service fees.

We believe that advances in industrial technology and the related demand for process improvements drive demand for our products.

Other factors affecting demand include:

o        the need to continuously improve productivity and shorten cycle time,
o an aging machine tool installed base that will require replacement with more advanced and efficient technology created by shorter product life cycles,
o        the industrial development of emerging countries in Asia and Eastern
         Europe, and
o        the declining supply of skilled machinists,

However, demand for our products is highly dependent upon economic conditions and the general level of business confidence, as well as such factors as production capacity utilization and changes in governmental policies regarding tariffs, corporate taxation and other investment incentives. By marketing and distributing our products on a worldwide basis, we reduce the potential impact on our total sales and service fees by adverse changes in economic conditions in any particular geographic region.

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

In the United States and European metal cutting markets, major competitors include Haas Automation, Inc., Cincinnati Machine, Deckel, Maho Gildemeister Group (DMG), Bridgeport Machines, Ltd. and Fadal Engineering along with a large number of foreign manufacturers including Okuma Machinery Works Ltd., Mori Seiki Co., Ltd., Masak and Matsuura Machinery Corporation

Manufacturing

Our manufacturing strategy is based on global sourcing of components and a network of contract suppliers and sub-contractors who manufacture our products in accordance with our proprietary design, quality standards and cost specifications. This has enabled us to lower product costs, lower working capital per sales dollar and increase our worldwide manufacturing capacity without significant incremental investment in capital equipment or increased personnel.

Our computerized metal cutting machine tools are manufactured to our specifications by manufacturing contractors in Taiwan and our wholly owned subsidiary, Hurco Manufacturing Limited (HML), which we established in fiscal 2000. This subsidiary has increased our overall capacity and reduced or eliminated our dependence on other Taiwan contract manufacturers. We have a 24% ownership interest in our primary contract machine manufacturer. HML and our affiliated machine manufacturer conduct final assembly operations and are supported by a network of sub-contract suppliers of components and sub-assemblies.

We also have a contract manufacturing agreement for computer control systems with a Taiwanese-based affiliate in which we have a 35% ownership interest. This company is manufacturing our Ultimax(R) and Autobend(R) computer control systems to our specifications, and is engaged primarily in the sourcing of industry standard computer components and proprietary parts, final assembly and test operations.

We work closely with our contract manufacturers to increase their production capacity to meet the demand for our machine tool products and believe that such capacity is sufficient to meet our current and projected demand. We also continue to consider additional contract manufacturing resources that will increase our long-term capacity, and we believe that alternative sources for standard and proprietary components are available; however, any prolonged interruption of operations or significant reduction in capacity or performance capability of these principal manufacturing contractors would have a material adverse effect on our operations.

Backlog

Backlog consists of firm orders received from customers and distributors but not shipped. Backlog was $5.3 million, $9.1 million and $10.2 million as of October 31, 2002, 2001, and 2000, respectively.

Intellectual Property

We consider certain features of our products to be proprietary. We own, directly or through a subsidiary, a number of patents that are significant to our business.

In fiscal 2002, we acquired the core technology assets of a software development company for $1.8 million. As part of the acquisition, we obtained ownership of three existing patents and one pending patent related to computer control technology, which we expect to incorporate in our proprietary computer control system.

We own patents for an object-oriented, open architecture methodology for computer control software. We also hold a non-exclusive license covering features of the automatic tool changer offered with certain of our computerized machining centers as well as a patent for a manual tool changing apparatus.

Beginning in 1995, our subsidiary, IMS Technology, Inc. (IMS) actively pursued a program to stop infringement and license the use of certain interactive machining patents. These patents expired in October, 2001. During the past five fiscal years, IMS entered into agreements with approximately 40 computer control users under which IMS granted non-exclusive licenses of its interactive machining patents. We recorded license fee income of $163,000, $723,000, and $5.4 million, net of legal fees and expenses, in fiscal 2002, 2001, and 2000 respectively. In addition, IMS has received a royalty-free non-exclusive license under six patents owned by two of the licensees. We do not anticipate future license fee income from these expired patents.

Research and Development

Research and development expenditures for new products and significant product improvements, included as period operating expenses, were $2.4 million, $3.5 million and $3.2 million in fiscal 2002, 2001, and 2000, respectively. In addition, we recorded expenditures of $534,000 in 2002, $665,000 in 2001 and $706,000 in 2000 related to software development projects that were capitalized.

Employees

We had approximately 240 employees at the end of fiscal 2002, none of which are covered by a collective-bargaining agreement or represented by a union. We have experienced no employee-generated work stoppages or disruptions and we consider our employee relations to be satisfactory.

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

Availability of Reports and Other Information

Our website is www.hurco.com. We make available on this website, free of charge, access to our annual, quarterly and current reports and other documents filed by us with the Securities and Exchange Commission as soon as reasonably practical after the filing date.

Item 2.       PROPERTIES

The following table sets forth the location, size and principal use of each of our facilities:

          Location                      Square Footage                            Principal Uses
Indianapolis, Indiana                       165,000(1)               Corporate headquarters, design and
                                                                     engineering, product testing, computer
                                                                     control assembly, sales, application
                                                                     engineering and customer service

Long Beach, California                        1,100(2)               Warehouse and distribution

High Wycombe, England                        12,000                  Sales, application engineering and
                                                                     customer service

Paris, France                                 2,800                  Sales, application engineering and
                                                                     customer service

Munich, Germany                              17,100                  Sales, application engineering and
customer service

Milan, Italy                                  4,850                  Sales, application engineering and
customer service

Singapore                                     3,000                  Sales, application engineering and
                                                                     customer service

Shanghai, China                               1,100                  Sales, application engineering and
                                                                     customer service

Taichung, Taiwan                             26,600                  Manufacturing

----------------------------------------------------------------------------------------------------------------

       (1) Approximately 45,000 square feet is leased to a third-party under a lease which expires January 30, 2005.
       (2) The lease expired on November 30, 2002. We entered into a lease with an effective date of December 1, 2002 for a new 13,000 square foot facility located in Los Angeles that also includes sales and service facilities.

We own the Indianapolis facility and lease all other facilities. The leases have terms expiring at various dates ranging from January 2004 to April 2008. We believe that all of our facilities are well maintained and are adequate for our needs now and in the foreseeable future. We do not believe that we would experience any difficulty in replacing any of the present facilities if any of our leases were not renewed at expiration.

Item 3.       LEGAL PROCEEDINGS

We previously occupied a facility located in England under a lease that expired in April 2002. The lease required that, following expiration of the lease, we make certain repairs to the facility resulting from deterioration of the facility during the lease term. The scope and cost of the repairs alleged by the lessor to be required evolved throughout fiscal 2002 as investigations and negotiations proceeded, and currently approximate $2.0 million. We do not agree with the amount of the lessor's claim and are vigorously contesting that claim. Our liability could be reduced by statutory limitations or by a negotiated settlement. Based upon facts presently available to us and the current status of our negotiations with the lessor, our best estimate of our ultimate liability is $1.1 million and we have established a reserve in that amount.

We are involved in various other claims and lawsuits arising in the normal course of business. We believe that it is remote that any of these claims will have a material adverse effect on our consolidated financial position or results of operations.

Item.  4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

Executive Officers of the Registrant

Executive officers are elected each year by the Board of Directors at the first board meeting following the Annual Meeting of Shareholders to serve during the ensuing year and until their respective successors are elected and qualified. There are no family relationships between any of the executive officers of the Company or between any of them and any of the members of the Board of Directors.

The following information sets forth as of December 31, 2002, the name of each executive officer, his age, tenure as an officer, principal occupation and business experience for the last five years:

Name                               Age      Position(s) with the Company
Michael Doar                       47       Chairman of the Board and Chief Executive Officer

James D. Fabris                    51       President and Chief Operating Officer

Roger J. Wolf                      62       Senior Vice  President,  Secretary,  Treasurer  and Chief  Financial
                                            Officer

David E. Platts                    50       Vice President, Technology

Stephen J. Alesia                  36       Corporate Controller, Assistant Secretary

Michael Doar was appointed Chairman of the Board and Chief Executive Officer on November 14, 2001. Mr. Doar had held various management positions with Ingersoll Milling Machine Company from 1989 until 2001. Mr. Doar has been a director of Hurco since 2000.

James D. Fabris was appointed President and Chief Operating Officer on November 14, 2001. Mr. Fabris served as Executive Vice President - Operations from November 1997 until his current appointment and previously served as a Vice President of Hurco since February 1995.

Roger J. Wolf has been Senior Vice President, Secretary, Treasurer and Chief Financial Officer since January 1993.

David E. Platts has been employed by Hurco since 1982, and was elected Vice President, Technology in May 2000. Mr. Platts previously served as Vice President of Research and Development since 1989.

Stephen J. Alesia has been the Corporate Controller since joining Hurco in June 1996 and was elected an executive officer in September 1996. Prior to joining Hurco, Mr. Alesia was employed for seven years by an international public accounting firm.

                                     PART II

Item 5.       MARKET FOR THE REGISTRANT'S EQUITY AND RELATED
              STOCKHOLDER MATTERS

Our common stock is traded on the Nasdaq National Market under the symbol "HURC". The following table sets forth the high and low sales prices of the shares of our common stock for the periods indicated, as reported by the Nasdaq National Market.

                                           2002                    2001
                                   ---------------------    -------------------
         Fiscal Quarter Ended:       High          Low      High          Low
         --------------------       -------------------     -------------------
         January 31..............  $2.780       $2.050      $3.875       $3.250
         April 30................   3.350        2.030       4.188        3.150
         July 31.................   2.950        1.500       3.660        2.150
         October 31..............   2.220        1.450       2.990        2.080


We do not currently pay dividends on our common stock and intend to continue to retain earnings for working capital, capital expenditures and debt reduction.

There were approximately 408 holders of record of our common stock as of January 2, 2003.

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

                                                                 Year Ended October 31,
                                                 2002            2001          2000          1999         1998
                                          --------------------------------------------------------------------
Statement of Operations Data:                        (In thousands, except per share amounts)
   Sales and service fees (1)............  $    70,486     $    92,267    $   96,204    $   88,238     $  93,422

   Gross profit..........................  $    15,246     $    23,262    $   25,377    $   24,174     $  27,939

   Selling, general and adminis-
     trative expenses....................  $    19,658     $    24,040    $   23,538    $   21,259     $  21,786

   Restructuring expense
     and other expense, net..............  $     2,755     $       143    $      300    $    (103)     $  1,162

   Operating income (loss)...............  $    (7,167)    $     (921)    $    1,539    $    3,018     $   4,991

   Interest expense......................  $       634     $       790    $      939    $    1,293     $     876

   License fee income and litigation
     settlement fees, net................  $       163     $       723    $    5,365    $      304     $   6,974

   Net income (loss).....................  $    (8,263)    $   (1,597)    $    5,035    $    1,802     $   9,254
   Earnings (loss)
     per common share-diluted............  $    (1.48)     $     (.28)    $      .84    $      .30     $    1.39
   Weighted average common
     shares outstanding-diluted..........       5,583            5,670         6,020         6,061         6,670

(1)      Sales and service fees for discontinued products were $4,756, $6,067, $10,156, $7,286, and $8,152 for the years ended 2002 through 1998, respectively.

                                                                    As of October 31,
                                               2002           2001             2000          1999         1998
                                         ---------------------------------------------------------------------
Balance Sheet Data:                                               (Dollars in thousands)
   Current assets........................  $    41,535     $   49,510     $49,195       $   52,856     $  55,143

   Current liabilities...................  $    21,185     $   18,217     $   23,124    $   19,580     $  25,794

   Working capital ......................  $    20,350     $   31,293     $   26,071    $   33,276     $  29,439

   Current ratio.........................          2.0            2.7            2.1           2.7           2.1

   Total assets..........................  $    57,152     $   66,217     $   65,024    $   69,632     $  71,696

   Long-term obligations.................  $     7,950     $   12,532     $    3,009    $   13,904     $   8,162

   Total debt............................  $     8,885     $   12,000     $    3,736    $   14,172     $   8,358

   Shareholders' equity..................  $    28,017     $   35,468     $   38,891    $   36,148     $  37,740

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Selected Financial Data and the Consolidated Financial Statements and Notes thereto appearing elsewhere herein. Certain statements made in this report may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors include, among others, changes in general economic and business conditions that affect market demand for machine tools and related computer control systems, software products, and replacement parts, changes in manufacturing markets, adverse currency movements, innovations by competitors, quality and delivery performance by our contract manufacturers and governmental actions and initiatives including import and export restrictions and tariffs.

Results of Operations

The following table presents, for the fiscal years indicated, selected items from the Consolidated Statements of Operations expressed as a percentage of worldwide sales and service fees and the year-to-year percentage changes in the dollar amounts of those items.

                                                  Percentage of Revenues             Year-to-Year % Change
                                                                                       Increase (Decrease)
                                               2002       2001        2000         02 vs. 01       01 vs. 00
                                               -----      -----       -----        ---------       ---------
   Sales and service fees................     100.0%      100.0%      100.0%        (23.6%)          (4.1%)
   Gross profit..........................      21.6%       25.2%       26.4%        (34.5%)          (8.3%)
   Selling, general and
     administrative expenses.............      27.9%       26.1%       24.5%        (18.2%)           2.1%
   Restructuring expense and
     other expenses, net.................       3.9%        0.2%        0.3%        1,826%          (52.3%)
   Operating loss........................     (10.2%)      (1.0%)       1.6%           NA              NA
   License fee income, net...............       0.2%        0.8%        5.6%        (77.4%)         (86.5%)
   Interest expense......................       0.9%        0.9%        0.9%        (19.7%)         (15.9%)
   Net income (loss)................          (11.7%)      (1.7%)       5.2%           NA              NA


Fiscal 2002 Compared With Fiscal 2001

Our net loss for the year ended October 31, 2002, which was more than five times greater than that reported for fiscal 2001, was due primarily to substantially lower sales and service fees as result of a continuing decline in machine tool orders in both the U.S. and Europe. The Association for Manufacturing Technology, the machine tool industry's trade association, reported that in 2002, the U.S. dollar value of orders for machine tools decreased 25%, and there was a corresponding deterioration in our European markets.

Also contributing to the loss for fiscal 2002 were restructuring and other special charges totaling $3.8 million, which consisted primarily of: (a) non-cash inventory write-downs of $1.1 million, which were recorded as an increase in the cost of sales, and the write-off of capitalized software development costs of $1.0 million, which was recorded as a restructuring expense, (b) severance costs of $1.1 million related to personnel reductions, and (c) a reserve of $1.1 million (of which $896,000 was recorded in the fourth fiscal quarter) for potential expenditures that might be required pursuant to a disputed claim regarding a terminated facility lease in the United Kingdom, which is more fully discussed below.

During fiscal 2002, we discontinued several under-performing product lines, and sold the related assets, to enable us to focus our resources and technology development on our core products. These products, known as milling machines and vertical machining centers, consist primarily of general purpose computerized machine tools for the metal cutting industry into which our proprietary Ultimax(R) software and computer control systems have been fully integrated. Discontinued and sold were the Delta(TM) series computer control and related Dynapath(TM) milling machine product line, and related parts and service activities, along with press brake product lines and all tooling products related to press brake applications. These discontinued product lines were marketed exclusively in the United States.

During fiscal 2002, we also eliminated 53 domestic employee positions, which we expect will result in annual cost reductions of approximately $3.8 million, of which $2.1 million was realized in fiscal 2002. The positions that were eliminated were those related to the discontinued product lines as well as some positions associated with our realigned and consolidated domestic sales and service operations.

We previously occupied a facility located in England under a lease that expired in April 2002. The lease required that, following expiration of the lease, we make certain repairs to the facility resulting from deterioration of the facility during the lease term. The scope and cost of the repairs alleged by the lessor to be required evolved throughout fiscal 2002 as investigations and negotiations proceeded, and currently approximate $2.0 million. We do not agree with the amount of the lessor's claim and are vigorously contesting that claim. Our liability could be reduced by statutory limitations or by a negotiated settlement. Based upon facts presently available to us and the current status of our negotiations with the lessor, our best estimate of our ultimate liability is $1.1 million, and we have established a reserve in that amount, of which $896,000 was recorded in the fourth quarter of fiscal 2002.

The following tables set forth net sales by geographic region and product category for the years ended October 31, 2002 and 2001 (in thousands):

Net Sales and Service Fees by Geographic Region
                                                                                     October 31,
                                                               ---------------------------------------------------------
                                                                         2002                           2001
                                                               --------------------------    ---------------------------
Americas                                                          $ 24,148         34.3%         $ 34,779         37.7%
Europe                                                              44,509         63.1%           54,977         59.6%
Asia Pacific                                                         1,829          2.6%            2,511          2.7%
                                                               ------------    ----------     ------------    ----------
     Total                                                        $ 70,486        100.0%         $ 92,267        100.0%
                                                               ============    ==========     ============    ==========

Net Sales and Service Fees by Product Category
                                                                                     October 31,
                                                               ---------------------------------------------------------
                                                                         2002                           2001
                                                               --------------------------     --------------------------
Continuing Products and Services
     Computerized Machine Tools                                   $ 52,056         73.9%         $ 69,631         75.4%
     Computer Control Systems and Software                           3,194          4.5%            4,782          5.2%
     Service Parts                                                   7,240         10.3%            8,038          8.7%
     Service Fees                                                    3,240          4.6%            3,749          4.1%
                                                               ------------    ----------     ------------    ---------
          Total                                                   $ 65,730         93.3%         $ 86,200         93.4%
Discontinued Products and Services                                   4,756          6.7%            6,067          6.6%
                                                               ------------    ----------     ------------    ----------
         Total                                                    $ 70,486        100.0%         $ 92,267        100.0%
                                                               ============    ==========     ============    ==========

Our total sales and service fees were $70.5 million in fiscal 2002, a $21.8 million, or 24%, decline compared to fiscal 2001. Sales of computerized machine tools (other than discontinued products) declined $17.6 million, or 25%, compared to fiscal 2001, reflecting the continuing global weakness in industrial equipment spending and reduced consumption of machine tools by many manufacturing companies, with the decline comprising $6.8 million, $10.1 million and $671,000 in the United States, Europe and Southeast Asia, respectively. Non-machine tool revenues also declined due to reduced activity levels in our market sectors, with the decline being most pronounced in the U.S.

The following table sets forth machine unit volume and average net selling price for computerized machine tools by continuing and discontinued products:

Computerized Machine Tools - Units Sold           2002                 2001
                                             -----------------   ---------------
   Continuing Products                         697     88.9%       942    92.4%
   Discontinued Products                        87     11.1%        77     7.6%
                                             -------- -------    -------  ------
   Total                                       784    100.0%     1,019   100.0%

Average Net Selling Price - Per Unit (in thousands)    2002             2001
                                                     ---------       -----------
   Continuing Products                               $ 74.7            $ 73.9
   Discontinued Products                             $ 39.6            $ 47.5
   Total                                             $ 70.8            $ 71.9


The average net selling price per machine units of continuing products increased due to the effect of stronger European currencies when translating foreign sales for financial reporting purposes which more than offset the effect of increased discounting due to weak market conditions.

New order bookings for continuing products in fiscal 2002 were $62.2 million compared to $83.3 million in fiscal 2001, a 25% decline. New orders for computerized machine tools (other than discontinued products) declined 27% in U.S. dollars worldwide. The decline, which was experienced in all of our geographic markets, reflected a sharp decrease in orders for vertical machining centers, our primary product line. Backlog was $5.3 million at October 31, 2002, compared to $9.1 million at October 31, 2001.

Gross margin for fiscal 2002, exclusive of inventory write-downs recorded in cost of sales, declined to 23.2%, from 25.2% in fiscal 2001, due to the decline in our sales of vertical machining centers and our sale of approximately $4.8 million in discontinued products at discounted prices. Gross margin did improve in the last three quarters of fiscal 2002 compared to the immediately preceding quarter, although the improvement was due primarily to the cost reductions implemented over the preceding eighteen months.

Selling, general and administrative expenses for fiscal 2002 of $19.7 million were $4.4 million, or 18%, lower than those for fiscal 2001, due to our cost reduction programs. We expect operating expenses to be lower in 2003 as we experience a full year's benefit of cost reductions initiated in fiscal 2002.

Non-operating items consisted of interest expense of $634,000 in fiscal 2002, which was $156,000, or 20%, lower than in fiscal 2001, primarily due to reduced borrowings. License fee income and litigation settlement fees in fiscal 2002 and 2001 consisted of several licenses that were granted during the year. The licensing program that resulted in these fees was effectively completed in the first quarter of fiscal 2002 and we do not expect additional license fee income in the foreseeable future. Earnings from equity investments are from our two affiliates which are accounted for using the equity method. Other expense in fiscal 2002 was not significant and in fiscal 2001, consisted primarily of the costs of typhoon-related flood damage at our manufacturing facility in Taiwan.

The provision for income taxes is related to the earnings of two foreign subsidiaries.

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

The following tables set forth net sales by geographic region and product category for the years ended October 31, 2001 and 2000 (in thousands):

Net Sales and Service Fees by Geographic Region
                                                                                 October 31,
                                                           ---------------------------------------------------------
                                                                     2001                           2000
                                                           --------------------------     --------------------------
Americas                                                     $ 34,779          37.7%        $ 44,607          46.4%
Europe                                                         54,977          59.6%          46,129          47.9%
Asia Pacific                                                    2,511           2.7%           5,468           5.7%
                                                           -----------    -----------     -----------    -----------
     Total                                                   $ 92,267         100.0%        $ 96,204         100.0%
                                                           ===========    ===========     ===========    ===========

Net Sales and Service Fees by Product Category
                                                                                 October 31,
                                                          ----------------------------------------------------------
                                                                     2001                           2000
                                                          ---------------------------    ---------------------------
Computerized Machine Tools                                    $ 73,286         79.4%       $ 71,708           74.5%
Computer Control Systems and Software                            5,716          6.2%          9,605           10.0%
Service Parts                                                    9,516         10.3%         10,649           11.1%
Service Fees                                                     3,749          4.1%          4,242            4.4%
                                                          -------------    ----------    -----------     -----------
     Total                                                    $ 92,267        100.0%       $ 96,204          100.0%
                                                          =============    ==========    ===========     ===========

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

Net sales of computerized machine tools increased in fiscal 2001 by $4.8 million compared to the prior year when measured in constant dollars but was offset by a $3.5 million decline in sales of stand-alone control systems. Net sales of computerized machine tools in the U.S. declined 17% for the full fiscal year 2001. In contrast, sales of computerized machine tools in Europe, measured in constant dollars, increased 30% for the full year. Parts and service fee revenues declined by $1.6 million, or 10.9%. The decrease was exclusively in the United States and further reflects the weakening economic environment.

International sales, including export sales from the United States, approximated 64.3% of consolidated sales and service fees for fiscal 2001 compared to 57.5% for fiscal 2000.

New order bookings for fiscal 2001 were $89.4 million, compared to $100.7 million for the prior year period, a decrease of 11.3%. Orders were $28.1 million in the first quarter of fiscal 2001 but declined to $21.1 million, $19.2 and $21.0 million during the second, third and fourth quarter, respectively. The decline in orders from the first quarter was the result of weak economic conditions in most industrial market sectors in the U.S. along with a softening in the German economy. The decline in orders was most pronounced in the United States where computerized machine tool orders declined 30.4% in dollars. This was partially offset by a 19% increase in computerized machine tool orders in Europe, measured in constant dollars. We experienced a further decline in orders in the first quarter of fiscal 2002 reflecting the recessionary environment in our primary markets. Backlog was $9.1 million at October 31, 2001, compared to $10.2 million at October 31, 2000.

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

Restructuring expense of $143,000 in fiscal 2001 included a reversal of $328,000 primarily related to sub-letting space in a leased facility for which a reserve was provided as part of a previous restructuring plan. In addition, a restructuring charge of $471,000 was recorded for severance costs related to reductions in our domestic operations. In fiscal 2000, we recorded a restructuring charge of $300,000 for severance costs related to the termination of employees at our Farmington Hills facility in connection with the consolidation of this operation into our North American sales and service business.

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

Foreign Currency Risk Management

We manage our foreign currency exposure through the use of foreign currency forward exchange contracts (see the discussion following Item 7a). We enter into foreign currency forward exchange contracts periodically to hedge certain forecasted inter-company sales and forecasted inter-company and third party purchases denominated in foreign currencies (primarily the Pound Sterling, Euro and New Taiwan Dollar). We also enter into foreign currency forward exchange contracts to protect against the effects of foreign currency fluctuations on receivables and payables denominated in foreign currencies. We do not speculate in the financial markets and, therefore, do not enter into these contracts for trading purposes. We also moderate our currency risk related to significant purchase commitments with certain foreign vendors through price adjustment agreements that provide for a sharing of, or otherwise limit, the risk of currency fluctuations on the costs of purchased products.

Liquidity and Capital Resources

At October 31, 2002, we had cash and cash equivalents of $4.4 million compared to $3.5 million at October 31, 2001. Cash generated from operations totaled $6.2 million in fiscal 2002, compared to cash used by operations of $3.5 million in fiscal 2001.

Working capital, excluding short-term debt, was $21.7 million at October 31, 2002, compared to $31.5 million at October 31, 2001. The decrease in working capital is attributable to a decrease in inventory of $7.7 million and a decrease in accounts receivable of $1.6 million. The decrease in inventory related primarily to a planned reduction in vertical machining center units along with the reduction of discontinued models that were sold off at discounted prices. Accounts receivable decreased due to the reduction in sales combined with improved collections.

Capital investments during the year consisted of normal expenditures for software development projects and purchases of equipment. In addition, during the fourth quarter of fiscal 2002, we purchased patented technology for $1.8 million that will be incorporated in our proprietary computer control system. Cash used for investments was reduced by a $1.0 million resulting from repayment of an investment as a result of the termination of certain agreements. We funded these expenditures with cash flow from operations except for the acquisition of the patented technology, which was financed by the seller. On October 24, 2002, we issued a secured promissory note for $1,350,000 to the seller of the patented technology as partial payment for the purchase. The note bears interest at 2.75% per annum and is due in four equal installments of $337,500 on March 31, 2003, June 30, 2003, July 31, 2003 and December 31, 2003.

As of October 31, 2002, we amended our domestic bank credit agreement, extending the maturity date to December 15, 2003, reducing the bank's commitment to $7.0 million and revising some of the financial covenants. We must maintain a tangible net worth, exclusive of Accumulated Other Comprehensive Income (as set forth in our consolidated balance sheet), of not less than $32.3 million at October 31, 2002, $30.0 million at January 31, 2003, April 30, 2003 and July 31, 2003 and $30.5 million at October 31, 2003. Our adjusted EBITDA, as defined, for the twelve consecutive months then ending cannot be less than negative $2.15 million on October 31, 2002, negative $1.75 million on January 31, 2003, negative $600,000 on April 30, 2003, positive $280,000 on July 31, 2003 and positive $1.8 million on October 31, 2003. Other financial covenants were extended unchanged to December 15, 2003. A facility fee of $50,000 previously payable March 31, 2003 has been reduced to $35,000, payable June 30, 2003, unless we have obtained a replacement financing arrangement by then. There were no borrowings outstanding under this facility at October 31, 2002 and outstanding letters of credit were $1.1 million.

On April 30, 2002, we obtained a $4.5 million first mortgage loan on our Indianapolis corporate headquarters. The loan bears interest at a rate of 7?% and matures in April 2009. We are required to make principal payments over the seven-year term of the loan, based on a twenty-year amortization schedule. The proceeds from the first mortgage loan were used to repay bank debt.

On January 8, 2002 we entered into a 3.0 million Euro credit facility with a European bank, which matures November 30, 2003. Interest on the facility is payable at 7.16% per annum or, at the Company's option, 1.75% above EURIBOR for fixed rate borrowings. Although the facility is uncollaterlized, the bank reserves the right to require collateral in the event of increased risk evaluation. Borrowings outstanding under this facility at October 31, 2002 were $2.5 million.

Total debt at October 31, 2002 was $8.9 million representing 24% of total capitalization, compared to $12.0 million, or 25% of total capitalization, at October 31, 2001. We were in compliance with all loan covenants and had unused credit availability of $6.5 million at October 31, 2002.

Based on our business plan and financial projections for fiscal 2003, we believe that cash flow from operations and borrowings available to us under our credit facilities will be sufficient to meet our anticipated cash requirements in fiscal 2003. Although we believe that the assumptions underlying our 2003 business plan are reasonable and achievable, there are risks related to further declines in market demand and reduced sales in the U.S. and Europe and adverse currency movements that could cause our actual results to differ from our business plan. We are also currently in discussions with lenders to replace our existing credit facility (expires December 2003) with a long-term credit facility in conjunction with assessing our liquidity needs for fiscal 2004 and beyond. While we believe we will be able to obtain a replacement facility under acceptable terms, no such assurance can be given.

Contractual Obligations and Commitments

The following is a table of contractual obligations and commitments as of October 31, 2002 (all amounts in thousands):

                             Payments Due by Period
                                           Less than          1-3             4-5         After 5
                              Total          1 Year          Years           Years         Years
                                              -----          ------          -----         -----
Long-Term Debt               $8,885         $ 1,313        $ 3,437          $ 262         $3,873
Operating Leases              2,664             964          1,136            512             52
Letters of Credit             1,100           1,100              -              -              -
                           -----------    ------------    -----------     ----------    -----------
Total                       $12,649         $ 3,377        $ 4,573          $ 774         $3,925
                           ===========    ============    ===========     ==========    ===========

In addition to the contractual obligations and commitments disclosed above, we also have a variety of other contractual agreements related to the procurement of materials and services and other commitments. With respect to these agreements, we are not subject to any contracts which commit us to material non-cancelable commitments. While some of these contractual agreements are long-term supply agreements, we are not committed under these agreements to accept or pay for requirements which are not needed to meet production needs. We have no material minimum purchase commitments or "take-or-pay" type agreements or arrangements.

With respect to capital expenditures, we expect capital spending in fiscal 2003 to approximate $1.5 million.

New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued Statement No. 141, "Business Combinations" (SFAS 141) and Statement No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). SFAS 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method of accounting. Under SFAS 142, amortization of goodwill will cease and the goodwill carrying values will be tested periodically for impairment. We are required to adopt SFAS 142, effective November 1, 2002 for goodwill and intangible assets acquired prior to July 1, 2001. Goodwill and intangible assets acquired after June 30, 2001 were subject immediately to the goodwill non-amortization and intangible provisions of this statement. We do not expect that the adoption of this standard will have a material effect on the Consolidated Financial Statements.

In August 2001, the Financial Accounting Standards Board issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS
144), which is effective for the fiscal year beginning November 1, 2002. SFAS 144 establishes a single model to account for impairment of assets to be held or disposed of, incorporating guidelines for accounting and disclosure of discontinued operations. We do not expect that the adoption of this standard will have a material effect on the Consolidated Financial Statements.

In July 2002, the Financial Accounting Standards Board issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". This Standard, which is effective for disposal activities initiated after December 31, 2002, addresses significant issues regarding the recognition, measurement and reporting of costs associated with exit and disposal activities. We will comply with the provisions of the Standard with respect to exit and disposal activities initiated after the effective date, but do not expect adoption to have any material impact on the Consolidated Financial Statements.

In November 2002, the Financial Accounting Standards Board ("FASB" or the "Board") issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34." FIN 45 clarifies the requirements of FASB Statement No. 5, Accounting for Contingencies, relating to the guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. The disclosure provisions of FIN 45 are effective for financial statements of interim or annual periods that end after December 15, 2002. However, the provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002, irrespective of a guarantor's year-end. We do not expect the impact of adopting the interpretation to have a material effect on the Consolidated Financial Statements.

Critical Accounting Policies

Our accounting policies, including those described below, require management to make significant estimates and assumptions using information available at the time the estimates are made. Such estimates and assumptions significantly affect various reported amounts of assets, liabilities, revenues and expenses. If our future experience differs materially from these estimates and assumptions, our results of operations and financial condition could be affected.

Revenue Recognition - We recognize product revenue at the time of shipment because ownership and risk of loss passes to the customer at that time and payment terms are fixed. Our computerized machine tools are general-purpose computer controlled machine tools that are typically used in stand-alone operations. Transfer of ownership and risk of loss are not contingent upon contractual customer acceptance. Prior to shipment, we test each machine to ensure the machine's compliance with standard operating specifications as listed in our sales literature.

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

Service fees from maintenance contracts are deferred and recognized in earnings on a pro rata basis over the term of the contract. Sales related to software products are recognized when shipped in conformity with American Institute of Certified Public Accountants' Statement of Position 97-2 Software Revenue Recognition.

Inventories - We must determine at each balance sheet date how much, if any, of our inventory may ultimately prove to be unsaleable or unsaleable at its carrying cost. Reserves are established to effectively adjust any such inventory to net realizable value. To determine the appropriate level of valuation reserves, we evaluate current stock levels in relation to historical and expected patterns of demand for all of our products. Management evaluates the need for changes to valuation reserves based on market conditions, competitive offerings and other factors on a regular basis.

Deferred Tax Asset Valuation - As of October 31, 2002, we have deferred tax assets of $5.3 million for which we have recorded a valuation allowance of 100% resulting in zero net deferred tax asset on our balance sheet. These future tax benefits relate primarily to net operating loss carryforwards in the United States and certain foreign jurisdictions as well as Federal business tax credits carried forward in the United States. Some of these carryforward benefits expire at certain dates and utilization of certain others is limited to specific amounts each year. Realization of those benefits is entirely dependent upon generating sufficient future taxable earnings in the specific tax jurisdictions before they expire. Due to the recent losses in the United States and the applicable foreign tax jurisdictions, there is substantial uncertainty whether these tax benefits can be utilized before they expire. Therefore, we have established a full valuation allowance. The need for this allowance is reviewed periodically, and if reduced in future periods, the associated tax benefits will be recorded in future operations as a reduction of income tax expense.

Capitalized Software Development Costs - Costs incurred to develop new computer software products and significant enhancements to software features of existing products are capitalized as required by SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed", and amortized over the estimated product life of the related software. The determination as to when in the product development cycle technological feasibility has been established, and the expected product life, require judgments and estimates by management and can be affected by technological developments, innovations by competitors and changes in market conditions affecting demand. We capitalized $534,000 in fiscal 2002, $665,000 in fiscal 2001 and $706,000 in fiscal
2000 related to software development projects. Also in fiscal 2002 we wrote off $1.0 million of previously capitalized costs related to a discontinued product line. At October 31, 2002 we have an asset of $1.6 million for capitalized software development projects, a significant portion of which relates to projects currently in process and subject to development risk and market acceptance. We periodically review the carrying values of these assets and make judgments as to ultimate realization considering the above mentioned risk factors.

Derivative Financial Instruments - Critical aspects of our accounting policy for derivative financial instruments include conditions which require that critical terms of a hedging instrument are essentially the same as a hedged forecasted transaction. Another important element of the policy demands that formal documentation be maintained as required by the Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." Failure to comply with these conditions would result in a requirement to recognize changes in market value of hedge instruments in earnings. We routinely monitor significant estimates, assumptions, and judgments associated with derivative instruments, and compliance with formal documentation requirements.

Stock Compensation - We apply the provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees," in accounting for stock-based compensation; therefore, no compensation expense has been recognized for stock options as options are granted at fair market value. Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" provides an alternative method of accounting for stock options based on an option-pricing model, such as Black-Scholes. We have adopted the disclosure requirements of SFAS No. 123. Information and assumptions regarding compensation expense under the alternative method is provided in Note 8 to the Consolidated Financial Statements.

Item 7a.  Quantitative and Qualitative Disclosures About Market Risks

Interest Rate Risk

Our earnings are affected by changes in interest expense on our outstanding debt, all of which is subject to floating rates, either LIBOR or Prime. If market interest rates on our outstanding variable rate borrowings were to have increased by one percentage point (1%) (or 100 basis points) over the actual rates paid in that year, interest expense would have increased by $90,000 in fiscal 2002 and $110,000 in fiscal 2001. This sensitivity analysis assumes no changes in other factors affecting our financial statements that might result from changes in the economic environment which impact interest rates. Refer to
Note 4 of the Consolidated Financial Statements for a discussion of the interest rates related to our current credit facilities. At October 31, 2002, outstanding borrowings under our bank credit facilities were $2.5 million and our total indebtedness was $8.9 million.

Foreign Currency Exchange Risk

In fiscal 2002, approximately 68% of our sales and service fees, including export sales, were derived from foreign markets. All of our computerized machine tools and computer control systems, as well as certain proprietary service parts, are sourced by our U.S.-based engineering and manufacturing division and re-invoiced to our foreign sales and service subsidiaries, primarily in their functional currencies.

Our products are sourced from foreign suppliers or built to our specifications by either our wholly-owned subsidiary in Taiwan, or overseas contract manufacturers. These purchases are predominantly in foreign currencies and in some cases our arrangements with these suppliers include foreign currency risk sharing agreements, which reduce (but do not eliminate) the effects of currency fluctuations on product costs. The predominant portion of our exchange rate risk associated with product purchases relates to the New Taiwan Dollar.

We enter into foreign currency forward exchange contracts from time to time to hedge the cash flow risk related to forecast inter-company sales, and forecast inter-company and third party purchases denominated in, or based on, foreign currencies. We also enter into foreign currency forward exchange contracts to protect against the effects of foreign currency fluctuations on receivables and payables denominated in foreign currencies. We do not speculate in the financial markets and, therefore, do not enter into these contracts for trading purposes.

Forward contracts for the sale or purchase of foreign currencies as of October 31, 2002 which are designated as cash flow hedges under SFAS No. 133 were as follows:

                                                                 Contract Amount at Forward
                                                  Weighted                Rates in
                            Notional Amount         Avg.                U.S. Dollars
         Forward               in Foreign         Forward         Contract      Ocotber 31,         Maturity
        Contracts               Currency            Rate            Date           2002               Dates
        ---------               --------            ----           -------        -------           --------
Sale Contracts:
Euro                            5,700,000         $ .9830       $5,603,100      $5,621,043       Nov 2002-March 2003
Sterling                          600,000         $1.5421         $925,260        $935,697        Nov 2002-Feb 2003
Purchase Contracts:
New Taiwan Dollar             175,000,000          33.95*       $5,154,639      $5,058,159        Nov 2002-Apr 2003


Forward contracts for the sale of foreign currencies as of October 31, 2002 which were entered into to protect against the effects of foreign currency fluctuations on receivables and payables denominated in foreign currencies were as follows:

                                                                Contract Amount at Forward
                                                 Weighted               Rates in
                            Notional Amount        Avg.                U.S. Dollars
         Forward               in Foreign         Forward        Contract       October 31,         Maturity
        Contracts               Currency           Rate            Date            2002              Dates
        ---------               --------           ----           -------        --------          ---------
Sale Contracts:
Euro                            1,938,989        $ .9805      $1,901,179       $1,913,155       Nov 2002-Jan 2003
Singapore Dollar                1,525,337        $ .5644        $860,900         $862,494       Nov 2002 -Jan 2003
Sterling                          742,830        $1.5491      $1,150,718       $1,158,640        Nov 2002-Jan2003
Purchase Contracts:
New Taiwan Dollar              50,000,000         34.63*      $1,443,835       $1,442,658            Nov 2002

*  NT Dollars per U.S. dollars

Item 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Accountants

To the Shareholders and
Board of Directors of
Hurco Companies, Inc.:


In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) on page 47 present fairly, in all material respects, the financial position of Hurco Companies, Inc. and its subsidiaries at October 31, 2002, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for the year ended October 31, 2002 listed in the index appearing under Item 15(a)(2) on page 47 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion. The financial statements and financial statement schedule of Hurco Companies, Inc. as of October 31, 2001, and for each of the two years in the period ended October 31, 2001, were audited by other independent accountants who have ceased operations. Those independent accountants expressed an unqualified opinion on those financial statements and financial statement schedule in their report dated January 15, 2002.




PricewaterhouseCoopers LLP
Indianapolis, Indiana
January 15, 2003

                    Report of Independent Public Accountants

The following report is a copy of a report previously issued by Arthur Andersen LLP and has not been reissued by Arthur Andersen LLP.

To the Shareholders and
Board of Directors of
Hurco Companies, Inc.:

We have audited the accompanying consolidated balance sheets of Hurco Companies, Inc. (an Indiana corporation) and subsidiaries as of October 31, 2001 and 2000*, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the three years in the period ended October 31, 2001. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hurco Companies, Inc. and subsidiaries as of October 31, 2001 and 2000*, and the consolidated results of their operations and their cash flows for each of the three years in the period ended October 31, 2001, in conformity with accounting principles generally accepted in the United States.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in Item 14(a) 2** is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.



                                                   ARTHUR ANDERSEN LLP


Indianapolis, Indiana,
January 15, 2002.

*The 2000 consolidated balance sheet is not required to be presented in the 2002 annual report.

** The schedule is listed in Item 15(a) 2 in the 2002 annual report.

                              HURCO COMPANIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                 Year Ended October 31,
                                                                                 ----------------------
                                                                         2002              2001             2000
                                                                         ----              ----             ----
                                                                    (Dollars in thousands, except per share amounts)

Sales and service fees........................................       $ 70,486            $92,267         $96,204

Cost of sales and service.....................................         54,157             69,005          70,827
Cost of sales - restructuring.................................          1,083                --              --
                                                                     ---------          ---------       ---------
     Gross profit.............................................         15,246             23,262          25,377

Selling, general and administrative expenses..................         19,658             24,040          23,538

Restructuring expense and other expense, net (Note 15)........          2,755                143             300
                                                                     ---------         ----------        --------

     Operating income (loss)..................................         (7,167)              (921)          1,539

Interest expense..............................................            634                790             939

License fee income and litigation settlement fees, net
     (Note 10 and 12).........................................            163                723           5,365

Earnings from equity investments..............................             25                383              36

Other expense, net............................................             61                215             395
                                                                     ---------          ---------      ----------

     Income (loss) before income taxes........................         (7,674)              (820)          5,606

Provision for income taxes (Note 6)...........................            589                777             571
                                                                     ---------          ---------        --------

Net income (loss) ............................................       $ (8,263)         $  (1,597)       $  5,035
                                                                     =========         ==========       ========


Earnings (loss) per common share - basic......................       $  (1.48)          $   (.28)        $   .85
                                                                     ===========       ==========       ========

Weighted average common shares outstanding - basic............          5,583              5,670           5,952
                                                                     ===========       ==========       ========

Earnings (loss) per common share - diluted....................       $  (1.48)          $   (.28)        $   .84
                                                                     ===========       ==========       =========

Weighted average common shares outstanding - diluted..........          5,583              5,670           6,020
                                                                     ===========       ==========       =========

The accompanying notes are an integral part of the Consolidated Financial Statements.

                              HURCO COMPANIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS

                                                                                       As of October 31,
                                                                                        2002           2001
Current assets:                                                           (Dollars in thousands, except per share amounts)
   Cash and cash equivalents.....................................................  $   4,358      $   3,523
   Accounts receivable, less allowance for doubtful accounts
    of $689 in 2002 and $907 in 2001.............................................     13,425         14,436
   Inventories ..................................................................     22,548         30,319
   Other.........................................................................      1,204          1,232
                                                                                   ---------      ---------
     Total current assets........................................................     41,535         49,510
Property and equipment:
   Land..........................................................................        761            761
   Building......................................................................      7,203          7,187
   Machinery and equipment.......................................................     10,144         11,410
   Leasehold improvements........................................................        396          1,059
                                                                                   ---------      ---------
                                                                                      18,504         20,417
   Less accumulated depreciation and amortization................................    (9,696)        (11,653)
                                                                                   --------       ---------
                                                                                       8,808          8,764
Software development costs, less accumulated amortization........................      1,604          3,066
Investments and other assets.....................................................      5,205          4,877
                                                                                   ---------      ---------
                                                                                   $  57,152      $  66,217
                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable..............................................................  $   8,752      $   7,601
   Accounts payable-related parties..............................................      1,104          2,335
   Accrued expenses and other....................................................      9,430          7,289
   Accrued warranty expenses.....................................................        586            792
   Current portion of long-term debt.............................................      1,313            200
                                                                                   ---------      ---------
     Total current liabilities...................................................     21,185         18,217
Non-current liabilities:
   Long-term debt ...............................................................      7,572         11,800
   Deferred credits and other ...................................................        378            732
                                                                                   ---------      ---------
                                                                                       7,950         12,532
Commitments and contingencies (Notes 10 and 11)
Shareholders' equity:
   Preferred stock: no par value per share; 1,000,000 shares
     authorized; no shares issued................................................         --             --
   Common stock: no par value; $.10 stated value per share; 12,500,000 shares authorized; 5,583,158 and 5,580,658 shares issued and
     outstanding in 2002 and 2001, respectively..................................        558            558
   Additional paid-in capital....................................................     44,717         44,714
   Accumulated deficit...........................................................    (10,173)        (1,910)
   Accumulated other comprehensive income (loss).................................     (7,085)        (7,894)
                                                                                   ----------     ----------
     Total shareholders' equity..................................................     28,017         35,468
                                                                                   ---------      ---------
                                                                                   $  57,152      $  66,217
The accompanying notes are an integral part of the Consolidated Financial  Statements.

                                      HURCO COMPANIES, INC.
                              CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended October 31,
                                                                                    2002         2001          2000
Cash flows from operating activities:                                                     (Dollars in thousands)
   Net income (loss).......................................................     $ (8,263)     $(1,597)       $5,035
   Adjustments to reconcile net income (loss) to
   net cash provided by (used for) operating activities:
     Provision for doubtful accounts.......................................          133          547           185
     Equity in income of affiliates........................................          (25)        (383)          (36)
     Depreciation and amortization.........................................        1,929        2,196         2,519
     Restructuring charge (credit) ........................................        2,250         (195)          300
     Change in assets/liabilities
      (Increase) decrease in accounts receivable...........................        1,615        3,113        (2,286)
      (Increase) decrease in inventories...................................        7,720       (4,018)        2,717
      Increase (decrease) in accounts payable..............................         (141)      (3,521)        2,917
      Increase (decrease) in accrued expenses..............................        1,228          558         1,023
      Other................................................................         (245)        (182)          476
                                                                                ----------    --------      --------
         Net cash provided by (used for) operating activities..............        6,201       (3,482)       12,850
                                                                                ---------    ---------      --------
Cash flows from investing activities:
   Proceeds from sale of property and equipment............................          154           38            36
   Purchase of property and equipment......................................       (1,184)      (1,253)       (1,193)
   Software development costs..............................................         (534)        (665)         (706)
   Purchase of intellectual property.......................................         (500)          --            --
   Other proceeds (investments)............................................        1,037         (829)         (138)
                                                                                 --------     ---------      --------
         Net cash (used for) investing activities..........................      (1,027)      (2,709)        (2,001)
                                                                                 --------     ---------      --------
Cash flows from financing activities:
   Advances on bank credit facilities......................................       28,369       44,300        28,500
   Repayments of bank credit facilities....................................      (37,251)     (34,050)      (37,150)
   Repayments of term debt.................................................         (200)      (1,986)       (1,786)
   Proceeds from first mortgage............................................        4,500           --            --
   Repayment of first mortgage.............................................          (39)          --            --
   Proceeds from exercise of common stock options..........................            4           35             8
   Purchase of common stock................................................           --       (1,706)           --
                                                                                ---------    ---------      --------
         Net cash provided by (used for) financing activities..............       (4,617)       6,593       (10,428)
                                                                                --------     --------       --------
Effect of exchange rate changes on cash....................................          278         (263)         (532)
                                                                                 --------    ---------      --------
         Net increase (decrease) in cash...................................          835          139          (111)
Cash and cash equivalents at beginning of year.............................        3,523        3,384         3,495
                                                                                --------     --------     ---------
Cash and cash equivalents at end of year...................................       $4,358      $3,523       $ 3,384
                                                                                =========    ========      ========

Supplemental disclosures:
   Cash paid for:
      Interest.............................................................     $    519     $    682     $     834
      Income taxes.........................................................     $    442     $    501     $     739

Supplemental schedule of noncash investing and financial activities:
We purchased patented technology for $1.85 million. In connection therewith we issued a secured promissory note for $1.35 million.

   Fair value of asset acquired...................................... $   1,850
   Cash paid....................................................            500
                                                                       ---------
   Promissory note issued............................................ $   1,350
                                                                       =========
The accompanying notes are an integral part of the Consolidated Financial
Statements.

                              HURCO COMPANIES, INC.
             CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY


                                                                                                                Accumulated
                                                                                                                   Other
                                                         Common Stock                Additional                 Comprehensive
                                                         Shares Issued               Paid-In      Accumulated       Income
                                                        & Outstanding     Amount     Capital        Deficit         (Loss)    Total
                                                                                  (Dollars in thousands)

Balances, October 31, 1999...........................       5,951,859     $  595      $46,340     $(5,348)       $(5,439)   $36,148
                                                           ----------     ------      -------     --------      ---------  --------
Net income...........................................              --         --            --      5,035            --       5,035

Translation of foreign currency financial
   statements........................................              --         --            --           --       (2,300)    (2,300)
                                                                                                                            -------
Comprehensive Income.................................                                                                         2,735

Exercise of common stock options.....................           3,500          1             7           --            --         8
                                                             ---------    -------       -------    ---------   -----------   ------
Balances, October 31, 2000...........................      5,955,359      $   596        $  46,347   $(313)      $(7,739)   $38,891
                                                           =========      =======        =========   ======      ========   =======

Net loss.............................................              --         --            --      (1,597)            --    (1,597)

Translation of foreign currency financial
   statements........................................              --         --            --           --           315       315
Unrealized loss of derivative instruments............              --         --            --           --          (470)     (470)
                                                                                                                             ------
Comprehensive loss...................................                                                                        (1,752)

Exercise of common stock options.....................          16,400          1             34          --            --        35

Repurchase of common stock...........................        (391,101)       (39)        (1,667)         --            --    (1,706)
                                                             ---------       ----        -------     ----------     ------    -----

Balances, October 31, 2001..............................    5,580,658        $558        $44,714     $(1,910)      $(7,894) $35,468
                                                            =========      =======      =========    ========     ========  =======

Net income loss......................................              --         --            --       (8,263)           --    (8,263)

Translation of foreign currency financial
   statements........................................              --         --            --           --           981       981
Unrealized loss of derivative instruments............              --         --            --           --          (172)     (172)
                                                                                                                              ------
Comprehensive loss...................................                                                                        (7,454)

Exercise of common stock options...........                     2,500         --             3           --            --         3
                                                              -------      ------         -----       ----------   --------  ------
Balances, October 31, 2002..............................     5,583,158    $  558        $ 44,717       $(10,173)  $(7,085)  $28,017
                                                             =========    =======        =========     ========    ======    ======

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

Translation of Foreign Currencies. All balance sheet accounts of non-U.S. subsidiaries are translated at the exchange rate as of the end of the year. Income and expenses are translated at the average exchange rates during the year. Cumulative foreign currency translation adjustments of $6.4 million are included in Accumulated Other Comprehensive Income in shareholders' equity. Foreign currency transaction gains and losses are recorded as income or expense as incurred.

Hedging. On November 1, 2001, we adopted Statement of Financial Accounting Standard (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." In accordance with the provisions of SFAS No. 133, we recorded a transition adjustment upon the adoption of the standard to recognize the difference between the fair value of the derivative instruments recorded on the balance sheet and the previous carrying amount of those derivatives. The effect of this transition adjustment was insignificant and is reflected in the Other Income (Expense) in the Condensed Consolidated Statement of Operations. We also recorded a transition adjustment of approximately $129,000 in Accumulated Other Comprehensive Income to recognize previously deferred net losses on derivatives designated as cash flow hedges.

We enter into foreign currency forward exchange contracts periodically to hedge certain forecasted inter-company sales and forecasted inter-company and third party purchases denominated in foreign currencies (primarily the Pound Sterling, Euro and New Taiwan Dollar). The purpose of these instruments is to mitigate the risk that the U.S. Dollar net cash inflows and outflows resulting from sales and purchases denominated in foreign currencies will be adversely affected by changes in exchange rates. These forward contracts have been designated as cash flow hedge instruments, and are recorded in the Consolidated Balance Sheet at fair value in Other Current Assets and Accrued Liabilities and Other. Gains and losses resulting from changes in the fair value of these hedge contracts are deferred in Accumulated Other Comprehensive Income and recognized as an adjustment to the related sale or purchase transaction in the period that the transaction occurs. Net losses on cash flow hedge contracts which we reclassified from Other Comprehensive Income to Cost of Sales in the fiscal years ended October 31, 2002 and 2001 were $617,000, and $261,000, respectively.

At October 31, 2002 we had $645,000 of realized and unrealized losses related to cash flow hedges deferred in Other Comprehensive Income, which we expect to recognize in Cost of Sales within the next twelve months. Cash flow hedge contracts mature at various dates through April 2003.

We also enter into foreign currency forward exchange contracts to protect against the effects of foreign currency fluctuations on receivables and payables denominated in foreign currencies. These derivative instruments are not designated as hedges under SFAS 133 and as a result, changes in fair value are reported currently as Other Income (Expense) in the Consolidated Statement of Operations consistent with the transaction gain or (loss) on the related foreign denominated receivable or payable. Such net

                              HURCO COMPANIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

transaction gains and (losses) were $(209,000), ($50,000) and ($638,000) for the years ended October 31, 2002, 2001, and 2000, respectively.

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

Total depreciation expense for the year ended October 31, 2002, was $1.1 million. Any impairment would be recognized based on an assessment of future operations (including cash flows) to insure that assets are appropriately valued.

Revenue Recognition. We recognize product revenue at the time of shipment because ownership and risk of loss passes to the customer at that time and payment terms are fixed. Our computerized machine tools are general-purpose computer controlled machine tools that are typically used in stand-alone operations. Transfer of ownership and risk of loss are not contingent upon contractual customer acceptance. Prior to shipment, we test each machine to ensure the machine's compliance with standard operating specifications as listed in our sales literature.

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

Service fees from maintenance contracts are deferred and recognized in earnings on a pro rata basis over the term of the agreement. Sales related to software products are recognized when shipped in conformity with American Institute of Certified Public Accountants' Statement of Position 97-2 Software Revenue Recognition.

License Fee Income, Net. From time to time, our wholly owned subsidiary, IMS Technology, Inc. (IMS) enters into agreements for the licensing of its interactive computer control patents. License fees received or receivable under a fully paid-up license, for which there are no future performance requirements or contingencies, and litigation settlement fees are recognized in income, net of legal fees and expenses, if any, at the time the related agreement is executed. License fees received in periodic installments that are contingent upon the continuing validity of a licensed patent were recognized in income, net of legal fees and expenses, if any, over the life of the licensed patent, which expired in October 2001. As a result, we have no deferred license fee income at October 31, 2002 and do not expect any significant license fee income in the foreseeable future.

Product Warranty. Expected future product warranty expense is recorded when the product is sold.

                              HURCO COMPANIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Research and Development Costs. The costs associated with research and development programs for new products and significant product improvements are expensed as incurred and are included in Selling, General and Administrative expenses. Research and development expenses totaled $2.4 million, $3.5 million and $3.2 million in fiscal 2002, 2001, and 2000, respectively.

Costs incurred to develop computer software products and significant enhancements to software features of existing products to be sold or otherwise marketed are capitalized, after technological feasibility is established. Software development costs are amortized to Cost of Sales on a straight-line basis over the estimated product life of the related software, which ranges from three to five years. We capitalized $534,000 in 2002, $665,000 in 2001 and $706,000 in 2000 related to software development projects. Amortization expense was $719,000, $925,000, and $1.3 million for the years ended October 31, 2002, 2001, and 2000, respectively. Any impairment could be recognized based on an assessment of future operations (including cash flows) to insure that assets are appropriately valued.

Earnings Per Share. Basic and diluted earnings per common share are based on the weighted average number of our shares of common stock outstanding. Diluted earnings per common share give effect to outstanding stock options using the treasury method. The impact of 12,000 potentially issuable shares for the year ended October 31, 2002 was excluded from the computation of diluted earnings per share because their effect would be anti-dilutive.

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

2.  BUSINESS OPERATIONS

Nature of Business. We design and produce computer control systems and software and computerized machine tools for sale through our own distribution system to the worldwide machine tool industry.

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

Credit Risk. We sell products to customers located throughout the world. We perform ongoing credit evaluations of customers and generally do not require collateral. Allowances are maintained for potential credit losses. Concentration of credit risk with respect to trade accounts receivable is limited due to the large number of customers and their dispersion across many geographic areas. Although a significant amount of trade receivables are with distributors primarily located in the United States, no single distributor or region represents a significant concentration of credit risk.

                              HURCO COMPANIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Manufacturing Risk. We contract with manufacturing contractors located in Taiwan for the manufacture and assembly of computerized machine tool systems, based on our designs and/or specifications. Any interruption from these sources would restrict the availability of our computerized machine tool systems and would affect operating results adversely.

3. INVENTORIES

Inventories as of October 31, 2002 and 2001 are summarized below (in thousands):

                                                           2002           2001
                                                       ----------     ----------
               Purchased parts and sub-assemblies.... $    6,677     $    7,853
               Work-in-process.......................      2,251          1,256
               Finished goods........................     13,620         21,210
                                                       ---------         ------
                                                      $   22,548     $   30,319
                                                       =========         ======
4.  DEBT AGREEMENTS

Long-term debt as of October 31, 2002 and 2001, consisted of (in thousands):
                                                                                               2002           2001
                                                                                           --------       --------
         Domestic bank revolving credit facility......................................   $       --     $   11,200
         European bank credit facility................................................        2,475             --
         First Mortgage...............................................................        4,460             --
         Installment Promissory Note..................................................        1,350             --
         Economic Development Revenue Bonds, Series 1990..............................          600            800
                                                                                          ---------      ---------
                                                                                              8,885         12,000
         Less current portion.........................................................        1,313            200
                                                                                          ---------      ---------
                                                                                         $    7,572     $   11,800
                                                                                          =========      =========

As of October 31, 2002, long-term debt was payable as follows (in thousands):

         Fiscal 2003........................................ $      1,313
         Fiscal 2004........................................        3,120
         Fiscal 2005........................................          317
         Fiscal 2006........................................          126
         Fiscal 2007 .......................................          136
         Thereafter.......................................          3,873
                                                               -------------
                                                               $    8,885

Domestic Bank Credit Facility. As of October 31, 2002 and 2001, we had $1.1 million and $2.1 million, respectively, of outstanding letters of credit issued to non-U.S. suppliers for inventory purchase commitments. As of October 31, 2002, we had unutilized credit facilities of $6.5 million available for either direct borrowings or commercial letters of credit.

Interest on the bank credit facility was payable at rates ranging from 4.28% to 5.25% at October 31, 2002 and from 3.5% to 5.5% at October 21, 2001.

As of October 31, 2002, our domestic bank credit agreement was amended, extending the maturity date to December 15, 2003 and reducing the bank's commitment to $7.0 million. Interest on all outstanding borrowings is payable at Libor, plus an applicable Eurodollar rate margin, or at our option, prime rate plus a specified margin, as follows:
                                        Libor margin           Prime margin
                                       -----------------    -------------------
                                       -----------------    -------------------
November 1, 2002 - June 30, 2003             3.5%                   1.5%
June 30, 2003 - December 15, 2003            4.0%                   2.0%

                              HURCO COMPANIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Our domestic credit agreement requires that we maintain a tangible net worth, exclusive of Accumulated Other Comprehensive Income (as set forth in our consolidated balance sheet), of not less than $32.3 million at October 31, 2002, $30.0 million at January 31, 2003, April 30, 2003 and July 31, 2003 and $30.5
million at October 31, 2003. Our adjusted EBITDA , as defined, for the twelve consecutive months then ending cannot be less than negative $2.15 million on October 31, 2002, negative $1.75 million on January 31, 2003, negative $600,000 on April 30, 2003, positive $280,000 on July 31, 2003 and positive $1.8 million on October 31, 2003. Other financial covenants were extended unchanged to December 15, 2003. A facility fee of $50,000 previously payable March 31, 2003 has been reduced to $35,000, payable June 30, 2003, unless we have obtained a replacement financing arrangement by then. The credit agreement provides the lender with a security interest in substantially all domestic assets and 67% of the common stock of our U.S. holding companies, which own our foreign subsidiaries. At October 31, 2002, our ability to repurchase shares of our common stock and pay cash dividends were restricted under the bank credit agreement. We were in compliance with all loan covenants at October 31, 2002. We are currently in discussion with other lenders for a long-term domestic credit facility, and while we believe that we will be able to obtain a replacement facility in fiscal 2003 under acceptable terms, no such assurance can be given.

Promissory Note. On October 24, 2002, we issued a secured promissory note for $1,350,000 to the seller of patented technology that we purchased. The note bears interest at 2.75% per annum and is due in four equal installments of $337,500 on March 31, 2003, June 30, 2003, July 31, 2003 and December 31, 2003.

First Mortgage. On April 30, 2002, we obtained a $4.5 million first mortgage loan on our Indianapolis corporate headquarters. The loan bears interest at a rate of 7?% and matures in April 2009. We are required to make principal payments over the seven-year term of the loan, based on a twenty-year amortization schedule. The proceeds from the first mortgage loan, together with other available cash, were used to repay bank debt.

European Bank Credit Facility. On January 8, 2002 we entered into a 3.0 million Euro credit facility with a European bank, which currently matures November 30, 2003. Interest on the facility is payable at 7.16% per annum or, at the Company's option, 1.75% above EURIBOR for fixed rate borrowings. Although the facility is uncollateralized, the bank reserves the right to require collateralin the event of increased risk evaluation. Borrowings outstanding under this facility at October 31, 2002 were $2.5 million.

Economic Development Revenue Bonds. The Economic Development Revenue Bonds are payable in three remaining equal annual installments due on September 1, 2003 thru 2005 and are secured by a letter of credit issued by our domestic bank. Interest rates on the bonds adjust weekly and, as of October 31, 2002 and 2001, interest was accruing at a rate of 2.10% and 2.40%, respectively.

5. FINANCIAL INSTRUMENTS

The carrying amounts for trade receivables and payables approximate their fair values. At October 31, 2002, the carrying amounts and fair values of our financial instruments, which include bank revolving credit facilities, senior notes and Economic Development Revenue Bonds, are not materially different. The fair value of long-term debt, including the current portion, is estimated based on quoted market prices for similar issues or on current rates offered to us for debt of the similar terms and maturities.

                              HURCO COMPANIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

We also have financial instruments in the form of foreign currency forward exchange contracts as described in Note 1 to the Consolidated Financial Statements. The U.S. dollar equivalent notional amount of these contracts was $17.0 million at October 31, 2002. The net fair value of these derivative instruments recorded in accrued expenses at October 31, 2002 was $147,000. Current market prices were used to estimate the fair value of the foreign currency forward exchange contracts.

The future value of the foreign currency forward exchange contracts and the related currency positions are subject to offsetting market risk resulting from foreign currency exchange rate volatility. The counterparties to these contracts are substantial and creditworthy financial institutions. We do not consider either the risk of counterparty non-performance or the economic consequences of counterparty non-performance as material risks.

6.  INCOME TAXES

Deferred income taxes reflect the effect of temporary differences between the tax basis of assets and liabilities and the reported amounts of those assets and liabilities for financial reporting purposes. Deferred income taxes also reflect the value of net operating losses and an offsetting valuation allowance. Our total deferred tax assets and corresponding valuation allowance at October 31, 2002 and 2001, consisted of the following (in thousands):

                                                                                                   October 31,
                                                                                            2002                2001
                                                                                            ----                ----
Tax effects of future tax deductible items related to:
     Accrued inventory reserves.................................................       $      623           $     758
     Accrued warranty expenses..................................................              121                 211
     Deferred compensation .....................................................              213                 359
     Other accrued expenses.....................................................              521                 669
                                                                                        ---------              ------
         Total deferred tax assets..............................................            1,478               1,997
                                                                                        ---------             -------

Tax effects of future taxable differences related to:
     Accelerated tax deduction and other tax over book
       deductions related to property, equipment and software...................             (968)             (1,422)
     Other......................................................................             (698)               (669)
                                                                                         --------           ---------
       Total deferred tax liabilities...........................................           (1,666)             (2,091)
                                                                                         --------             -------

       Net tax effects of temporary differences.................................             (188)                (94)
                                                                                        ---------           ----------

Tax effects of carryforward benefits:
     U.S. federal net operating loss carryforwards, expiring 2022...............            2,745               1,182
     Foreign tax benefit carryforwards, expiring 2003-2007......................              326                296
     Foreign tax benefit carryforwards, with no expiration......................            1,435                 852
     U.S. federal general business tax credits,
       expiring 2004-2012.......................................................            1,017                 828
     U.S. Alternative Minimum Tax Credit with no expiration.....................               --                 426
                                                                                        ---------           ---------
         Tax effects of carryforwards ..........................................            5,523               3,584
                                                                                        ---------           ---------

         Tax effects of temporary differences and carryforwards, net............            5,335               3,490
         Less valuation allowance...............................................           (5,335)             (3,064)
                                                                                          -------              ------
         Net deferred tax asset.................................................       $       --          $      426
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

                              HURCO COMPANIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

Income (loss) before income taxes (in thousands):                           Year Ended October 31,
                                                                            ----------------------
                                                                       2002            2001               2000
                                                                   ----------       ---------        -----------

       Domestic...............................................     $  (7,238)       $   (2,980)      $    5,459
       Foreign................................................          (436)            2,160              147
                                                                     --------        ----------       ---------
                                                                   $  (7,674)       $     (820)      $    5,606
                                                                    =========        ==========       =========

Differences between the effective tax rate and
U.S. federal income tax rate were (in thousands):
Tax at U.S. statutory rate....................................     $  (2,686)       $     (287)      $    1,962
Federal tax...................................................           (95)               95               --
Foreign withholding taxes.....................................            --                --               19
German tax settlement (Note 10)...............................            --                --              275
Effect of tax rates of international jurisdictions
  in excess of U.S. statutory rates...........................            97               155               39
State income taxes............................................            (6)               --               46
Effect of losses without current year benefit.................         3,279             1,043               --
Utilization of net operating loss carryforwards...............           --               (229)          (1,770)
                                                                    --------         ---------        ---------
Provision for income taxes....................................     $     589        $      777       $      571
                                                                    ========         =========        =========

Foreign withholding taxes are the result of foreign dividends received during 2000. Our provision for income taxes in fiscal 2002, 2001 and 2000 represents taxes currently payable.

We have not provided any U.S. income taxes on the undistributed earnings of our foreign subsidiaries or equity method investments based upon our determination that such earnings will be indefinitely reinvested.

7.  EMPLOYEE BENEFITS

We have defined contribution plans that include a majority of our employees worldwide, under which our contributions are discretionary. The purpose of these plans is generally to provide additional financial security during retirement by providing employees with an incentive to save throughout their employment. Our contributions to the plans are based on employee contributions or compensation. Our contributions totaled $263,640, $344,811, and $321,422 for the years ended October 31, 2002, 2001 and 2000, respectively.

We also have split-dollar life insurance agreements with our executive officers. Under the terms of the agreements, we pay all of the premiums on behalf of the officers. We will be repaid the premiums from the policies' cash surrender values when the policies are terminated in accordance with the provisions of the agreements.

                              HURCO COMPANIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
8.  STOCK OPTIONS
In March 1997, we adopted the 1997 Stock Option and Incentive Plan (the 1997
Plan) which allows us to grant awards of options to purchase shares of our common stock, stock appreciation rights, restricted shares and performance shares. The 1997 Plan was amended in fiscal 2000 to increase the number of shares of common stock that may be issued from 500,000 to 750,000 and to increase the maximum number of shares of common stock that may be granted to any individual during the term of the 1997 Plan from 100,000 to 200,000 shares. Options granted under the 1997 Plan are exercisable for a period up to ten years after date of grant and vest in equal annual installments as specified by the Compensation Committee of our Board of Directors at the time of grant. The option price of options intended to qualify as incentive stock options may not be less than 100% of the fair market value of a share of common stock on the date of grant. As of October 31, 2002, options to purchase 663,000 shares had been granted under the 1997 Plan.

In 1990, we adopted the 1990 Stock Option Plan (the 1990 Plan), which allowed us to grant options to purchase shares of our common stock and related stock appreciation rights and limited rights to officers and our key employees. Under the provisions of the 1990 Plan, the maximum number of shares of common stock, which could be issued under options and related rights, was 500,000. There was no annual limit on the number of such shares with respect to which options and rights could be granted. Options granted under the 1990 Plan are exercisable for a period up to ten years after date of grant and vested in equal installments over a period of three to five years from the date of grant. The option price could not be less than 100% of the fair market value of a share of common stock on the date of grant and no options or rights could be granted under the 1990 Plan after April 30, 2000.

A summary of the status of the options under the 1990 and 1997 Plans as of October 31, 2002, 2001 and 2000 and the related activity for the year is as follows:

                                                       Shares under    Weighted average exercise
Balance October 31, 1999                                    671,680                        $5.07
  Granted                                                   180,600                         3.76
  Cancelled                                                (22,120)                         6.15
  Expired                                                         -                            -
  Exercised                                                 (3,500)                         2.13
----------------------------------------------- -------------------- ----------------------------
Balance October 31, 2000                                    826,660                        $4.77
  Granted                                                    57,000                         3.67
  Cancelled                                                (82,000)                         5.23
  Expired                                                  (20,000)                         7.15
  Exercised                                                (16,400)                         2.14
----------------------------------------------- -------------------- ----------------------------
Balance October 31, 2001                                    765,260                         4.63
  Granted                                                   342,000                         2.14
  Cancelled                                               (266,900)                         4.18
  Expired                                                   (7,700)                         2.13
  Exercised                                                 (2,500)                         2.13
----------------------------------------------- -------------------- ----------------------------
Balance October 31, 2002                                    830,160                         3.78
=============================================== ==================== ============================

                              HURCO COMPANIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Stock options outstanding and exercisable on October 31, 2002 are as follows:

                                                       Weighted average     Weighted average remaining
Range of exercise prices         Shares under  exercise price per share      contractual life in years
per share                              option
--------------------------- ------------------ ------------------------- ------------------------------
--------------------------- ------------------ ------------------------- ------------------------------
Outstanding
  $2.125-5.125                        596,660                     $2.84                            7.0
   5.813-8.250                        233,500                      6.16                            5.4
--------------------------- ------------------ ------------------------- ------------------------------
--------------------------- ------------------ ------------------------- ------------------------------
  $2.125-8.250                        830,160                     $3.78                            6.2
=========================== ================== ========================= ==============================
=========================== ================== ========================= ==============================
Exercisable
  $2.125-5.125                        331,567                     $3.15                              -
   5.813-8.250                        155,100                      6.29                              -
--------------------------- ------------------ ------------------------- ------------------------------
--------------------------- ------------------ ------------------------- ------------------------------
  $2.125-8.250                        486,667                     $4.15                              -
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

The weighted average fair value at date of grant for options granted during fiscal 2002, 2001, and 2000 was $1.43, $2.07, and $2.72 per share, respectively. The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions:

                                                2002         2001         2000
-------------------------------------------  ---------- ------------ -----------
-------------------------------------------  ---------- ------------ -----------
Expected dividend yield                         0.00%        0.00%       0.00%
Expected volatility                            53.71%       56.00%      56.33%
Risk-free interest rate                         4.99%        5.18%       6.20%
Expected term in years                          9.05          10           10
------------------------------------------   ---------- ------------ -----------

If we had adopted the provisions of SFAS No. 123, net income (loss) and earnings
(loss) per share would have been as follows:

                                                 2002         2001        2000
---------------------------------------------- -------- ------------ -----------
---------------------------------------------- -------- ------------- ----------
Net income (loss) (in thousands)               ($8,628)     ($1,928)      $4,726
Earnings (loss) per share:
  Basic                                         ($1.55)       ($.34)        $.79
  Diluted                                       ($1.55)       ($.34)        $.79
---------------------------------------------- -------- ------------ -----------

As of October 31, 2002, there were outstanding non-qualified options that had been granted outside of the 1990 and 1997 plans to current and former outside members of the Board of Directors to purchase 50,000 and 75,000 shares at $5.13 and $5.81 per share, respectively. These shares are exercisable as of October 31, 2002. The options expire at various dates between 2002 and 2008.

9.  RELATED PARTY TRANSACTIONS

We own approximately 24% of one of our Taiwanese-based contract manufacturers. This investment of $504,054 is accounted for using the equity method and is included in Other Assets on the Consolidated Balance Sheet. Purchases of product from this contract manufacturer totaled $5.9 million, $12.2 million and $8.6 million for the years ended October 31, 2002, 2001 and 2000, respectively.

                              HURCO COMPANIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Trade payables to this contract manufacturer were $1.0 million at October 31, 2002, and $2.2 million at October 31, 2001. Trade receivables were $43,000 at October 31, 2002.

As of October 31, 2002, we owned 35% of Hurco Automation, Ltd. (HAL), a Taiwan based company. HAL's scope of activities includes the design, manufacture, sales and distribution of industrial automation products, software systems and related components, including control systems and components manufactured under contract for sale exclusively to us. We are accounting for this investment using the equity method. The investment of $1.1 million at October 31, 2002 is included in Other Assets on the Consolidated Balance Sheet. Purchases of product from this supplier amounted to $4.1 million, $4.1 million and $4.2 million in 2002, 2001 and 2000, respectively. Trade payables to HAL were $145,000 and $200,000 at October 31, 2002 and 2001, respectively. Trade receivables from HAL were $311,000 and $173,000 at October 31, 2002 and 2001, respectively.

Summary financial information for the two affiliates accounted for using the equity method of accounting are as follows:

(000's)                                 2002             2001             2000
                                   ------------      -----------      ----------
                                   ------------      -----------      ----------
Net Sales                             $25,751          $42,691           $33,850
Gross Profit                            4,296            7,305             6,303
Operating Income                          130            2,047             2,179
Net Income                                438            1,609             1,005

Current Assets                        $12,915          $14,345           $16,025
Non-current Assets                      1,766            1,535             1,490
Current Liabilities                     9,514           11,335            14,249

10.  CONTINGENCIES AND LITIGATION

We previously occupied a facility located in England under a lease that expired in April 2002. The lease required that, following expiration of the lease, we make certain repairs to the facility resulting from deterioration of the facility during the lease term. The scope and cost of the repairs alleged by the lessor to be required evolved throughout fiscal 2002 as investigations and negotiations proceeded, and currently approximate $2.0 million. We do not agree with the amount of the lessor's claim and are vigorously contesting that claim. Our liability could be reduced by statutory limitations or by a negotiated settlement. Based upon facts presently available to us and the current status of our negotiations with the lessor, our best estimate of our ultimate liability is $1.1 million and we have established a reserve in that amount.

Hurco and its subsidiary IMS Technology, Inc. (IMS) have been parties to a number of legal proceedings, which involved alleged infringement of a United States interactive machining patent (the Patent) owned by IMS. All actions have been settled through licensing arrangements or litigation settlements. On August 8, 2000, Hurco and IMS agreed to a settlement of the last major claim resulting in a one-time payment to IMS. We reported license fee income and litigation settlement fees, net of expenses, of approximately $5.4 million in the fourth quarter of fiscal 2000 primarily resulting from this settlement.

In the fourth quarter of fiscal 2000, we paid approximately $275,000, to settle a contested tax liability of our German subsidiary.

                              HURCO COMPANIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

We are involved in various other claims and lawsuits arising in the normal course of business. We believe it is remote that any of these claims will have a material adverse effect on our consolidated financial position or results of operations.

11.  OPERATING LEASES

We lease facilities, certain equipment and vehicles under operating leases that expire at various dates through 2007. Future payments required under operating leases as of October 31, 2002, are summarized as follows (in thousands):

         2003................................................  $    964
         2004................................................       701
         2005................................................       435
         2006................................................       256
         2007................................................       256
         Thereafter..........................................        52
                                                              -----------
            Total............................................  $  2,664
                                                                ========

Rent expense for the years ended October 31, 2002, 2001, and 2000 was $1.8 million, $1.6 million and $1.7 million, respectively.

12.  LICENSE FEE INCOME AND LITIGATION SETTLEMENT FEES, NET

License fee income and litigation settlement fees, net for fiscal 2002, 2001 and 2000 were attributable to agreements entered into by IMS, pursuant to which IMS granted fully paid-up licenses of its interactive patents in exchange for cash and other consideration. License fee payments received that were contingent upon the continued validity of the patent were deferred and recognized over the life of the patent, which expired in October 2001. As a result, we have no deferred license fee income at October 31, 2002 and do not expect any significant license fee income in the foreseeable future.

                              HURCO COMPANIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

13.  QUARTERLY HIGHLIGHTS (Unaudited)

2002 (In thousands, except per share data)
                                                     First Quarter     Second Quarter      Third Quarter    Fourth Quarter

Sales and service fees...............................  $  18,520          $  14,995          $ 18,204           $ 18,767

Gross profit.........................................      4,003             1,883(a)           4,381              4,979

Gross profit margin percentage.......................      21.6%             12.6%(a)           24.1%              26.5%

Restructuring expense and other expense, net (Note 15)       356             1,395               --                1,004

Selling, general and administrative expenses.........      5,214              4,535             4,672              5,237

Operating loss.......................................    (1,567)            (4,047)             (291)            (1,262)

Net loss.............................................    (1,614)            (4,211)             (651)            (1,760)

Loss per common share - basic........................  $   (.29)          $   (.75)          $  (.12)          $   (.32)

Loss per common share - diluted......................  $   (.29)          $   (.75)          $  (.12)          $   (.32)

2001 (In thousands, except per share data)
                                                     First Quarter     Second Quarter      Third Quarter    Fourth Quarter

Sales and service fees...............................$    25,933         $   23,432         $  21,678            $ 21,224

Gross profit.........................................      6,615              5,972             5,287               5,388

Gross profit margin percentage.......................      25.5%              25.5%             24.4%               25.4%

Restructuring expense and other expense, net (Note 15)      --                (328)              395                76

Selling, general and administrative expenses.........      6,086              5,959             5,896               6,099(b)

Operating income (loss)..............................        529                341           (1,004)               (787)

Net income ..........................................        567                323           (1,329)             (1,158)

Earnings per common share - basic....................$       .10         $      .06         $   (.24)         $     (.21)

Earnings per common share - diluted..................$       .10         $      .06         $   (.24)         $     (.21)


a. Includes $1.1 million restructuring charge to inventory write-downs related to under-performing product lines that were discontinued.
b. Includes $550,000 of fourth quarter adjustments related to write down of product development assets no longer being used, increased provisions for uncollectable accounts, reserves for termination of a European sales agent, vacating a leased facility and a health insurance claim.

                              HURCO COMPANIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

14.   SEGMENT INFORMATION

We operate in a single segment: industrial automation equipment. We design and produce interactive computer control systems and software and computerized machine tools for sale through our own distribution network to the worldwide metal working market. We also provide software options, control upgrades, accessories and replacement parts for our products, as well as customer service and training support.

Our computerized metal cutting machine tools are manufactured to our specifications by manufacturing contractors in Taiwan including our wholly owned subsidiary, Hurco Manufacturing Limited (HML). Our executive offices and principal design, engineering, and manufacturing management operations are headquartered in Indianapolis, Indiana. We sell our products through approximately 346 independent agents and distributors in 35 countries throughout North America, Europe and Asia. We also have our own direct sales and service organizations in the United States, England, France, Germany, Italy and Singapore. During fiscal 2002, no customer accounted for more than 5% of our sales and service fees.

The following table sets forth the contribution of each of our product groups to our total sales and service fees during each of the past three fiscal years (in thousands):

         Net Sales and Service Fees by Product Category
                                                                             Year Ended October 31,
                                                                   --------------------------------------------
                                                                      2002             2001            2000
                                                                   -----------      -----------     -----------
             Computerized Machine Tools         ...............      $ 55,503         $ 73,286        $ 71,708
             Computer Control Systems                                   3,632            5,716           9,605
                    and Software *    ..........................
             Service Parts   ...................................        8,111            9,516          10,649
             Service Fees    ...................................        3,240            3,749           4,242
                                                                   -----------      -----------     -----------
                   Total .......................................     $ 70,486         $ 92,267        $ 96,204
                                                                   ===========      ===========     ===========

*Amounts shown do not include CNC systems sold as an integrated component of computerized machine systems.

Revenues by geographic area, based on customer location, for each of the past three fiscal years were (in thousands):

                                                                              Year Ended October 31,
                                                                     ------------------------------------------
                                                                       2002              2001             2000
                                                                    -------           -------          -------

         United States........................................      $22,782           $32,935          $40,920
                                                                    -------           -------          -------

         Germany..............................................       22,863            28,452           23,654
         United Kingdom.......................................        7,387             8,814           10,128
         Other Europe.........................................       14,142            17,847           12,932
                                                                     ------            ------           ------
           Total Europe.......................................       44,392            55,113           46,714

         Asia and Other.......................................        3,312             4,219            8,570
                                                                     -------         --------           -------
           Total Foreign......................................       47,704            59,332           55,284
                                                                     -------           ------           ------
                                                                    $70,486           $92,267          $96,204
                                                                    =======           =======          =======

                              HURCO COMPANIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Long-lived assets by geographic area were (in thousands):
                                                          October 31,
                                                       2002           2001
                                                    ----------     ----------
           United States.....................     $   13,824     $   14,725
           Foreign countries.................          1,793          1,556
                                                    ----------     ----------
         .                                         $  15,617        $ 16,281
                                                    =========        ========

15.      RESTRUCTURING EXPENSE AND OTHER EXPENSE, NET

In the fourth quarter of fiscal 2000, we recorded a charge of $300,000 for severance costs related to the termination of employees. Fourteen employees received notice on October 31, 2000 that their positions were being eliminated in fiscal 2001. All employee severance related to the October 31, 2000 reserve has been paid.

Restructuring expense in fiscal 2001 included a reversal of a of $328,000 reserve for sub-letting the final year of the excess building space of a subsidiary and finding alternative uses for a previously reserved asset. Also, in fiscal 2001, a provision of $471,000 was recorded for severance costs related to a domestic cost reduction program in which 59 positions were eliminated. All employee severance related to the October 31, 2001 reserve has been paid.

During fiscal 2002, we discontinued several under-performing product lines, sold the related assets and discontinued a software development project to enable us to focus our resources and technology development on our core products, which consist primarily of general purpose computerized machine tools for the metal cutting industry (vertical machining centers) into which our proprietary Ultimax(R) software and computer control systems have been fully integrated. As a result of these actions, we recorded restructuring charges totaling $3.1 million consisting primarily of: (a) non-cash write downs of inventories of $1.1 million recorded in cost of sales and capitalized software development costs of $1.0 million recorded as restructuring expense, and (b) severance costs of $934,000, related to personnel reductions.

Also included in restructuring expense and other expense, net is a $1.1 million provision for potential expenditures related to a disputed claim in the United Kingdom, regarding a terminated facility lease (Note 10) and a $277,000 credit due to a refund of software development fees resulting from the termination of a software development agreement during the second fiscal quarter (Note 17).

The severance accrual of $264,000 at October 31, 2002 represents costs related to employees that will be paid in future periods. The severance provision represents 53 positions that have been eliminated or will be eliminated in fiscal 2003. At October 31, 2002, 38 employees had been paid the full amount of their severance while the remaining 15 employees will be paid at various times through the second quarter of fiscal 2003.

                              HURCO COMPANIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

                                                        Balance          Provision         Charges to         Balance
Description                                             10/31/99          (Credit)          Accrual          10/31/00
-----------
                                                      -------------     -------------    ---------------    ------------
                                                      -------------     -------------    ---------------    ------------
Excess Building Capacity                                     $ 286              $ --               $ --           $ 286
Equipment Leases                                                77                --               (23)              54
Severance Costs                                                 --               300                 --             300
                                                      -------------     -------------    ---------------    ------------
                                                      -------------     -------------    ---------------    ------------
                                                             $ 363             $ 300             ($ 23)           $ 640
                                                      =============     =============    ===============    ============
                                                      =============     =============    ===============    ============

                                                        Balance          Provision         Charges to         Balance
Description                                             10/31/00          (Credit)          Accrual          10/31/01
-----------
                                                      -------------     -------------    ---------------    ------------
                                                      -------------     -------------    ---------------    ------------
Excess Building Capacity                                     $ 286           ($ 286)               $ --            $ --
Equipment Leases                                                54              (42)               (12)              --
Severance Costs                                                300               471              (637)             133
                                                      -------------     -------------    ---------------    ------------
                                                      -------------     -------------    ---------------    ------------
                                                             $ 640              $143            ($ 649)           $ 133
                                                      =============     =============    ===============    ============
                                                      =============     =============    ===============    ============


                                                        Balance          Provision         Charges to         Balance
Description                                             10/31/01          (Credit)          Accrual          10/31/02
-----------
                                                      -------------     -------------    ---------------    ------------
                                                                        -------------    ---------------    ------------
Cost of sales - restructuring:
Inventory write-down                                           $--            $1,083             $1,083            $ --
Restructuring expense:
Capitalized software development cost write-off                 --             1,036              1,036              --
Severance costs                                                133               934                803             264
Other expense (credit):

Foreign lease termination liability (Note10)                    51             1,062                 --           1,113
Termination of software development agreement
(Note 17)                                                       --             (277)              (277)              --
                                                      -------------     -------------    ---------------    ------------
                                                      -------------     -------------    ---------------    ------------
Total restructuring and other expense, net                     184             2,755              1,562           1,377
                                                      -------------     -------------    ---------------    ------------
                                                      -------------     -------------    ---------------    ------------
     Total                                                    $184            $3,838             $2,645          $1,377
                                                      =============     =============    ===============    ============

16. STOCK REPURCHASE

In fiscal 2001, we repurchased 391,101 shares of our common stock for approximately $1.7 million of which 278,001 were purchased from a related party for $1.2 million. The repurchase of shares is reflected as a reduction in common stock.

17.      SOFTWARE DEVELOPMENT AGREEMENTS AND LOAN AGREEMENT

During fiscal 2001, we entered into agreements with a private software company to fund development costs related to the integration of patented, open architecture technology into our computer control products. We agreed to fund an aggregate of $405,000, over a fifteen-month period ending in July 2002 of which $180,000 was paid and recorded as a research and development expense in fiscal 2001. We also agreed to fund a secured term loan payable in installments through February 2002, of $1.0 million which is due April 1, 2003. In addition, the company granted us warrants to purchase an equity interest, which were exercisable on or before December 31, 2002, and 2003.

As of October 31, 2001, our combined investment in the secured loan and warrants was $672,000, and is reflected in Investments and Other Assets in the accompanying consolidated balance sheet.

                              HURCO COMPANIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

During fiscal 2002, we terminated these agreements. In connection therewith, we received repayment of our investment in a secured loan and warrants. We were also reimbursed for software development fees previously paid and expensed, resulting in a credit of $277,000 which is reflected in Restructuring Expense and Other Expense. Neither party has any future obligations to the other under the termination agreement.

We had an agreement with another private software company to fund $683,000 of development costs, which was recorded as a research and development expense in fiscal 2002 and fiscal 2001. In October 2002, we exercised an option to purchase the core technology owned by the software company for $1.8 million which is recorded in Investments and Other Assets at October 31, 2002. The core technology consists of patented software-based computer control technology that will be incorporated in our proprietary computer control system.

18.      NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board issued Statement No. 141, "Business Combinations" (SFAS 141) and Statement No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). SFAS 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method of accounting. Under SFAS 142, amortization of goodwill will cease and the goodwill carrying values will be tested periodically for impairment. We are required to adopt SFAS 142, effective November 1, 2002 for goodwill and intangible assets acquired prior to July 1, 2001. Goodwill and intangible assets acquired after June 30, 2001 were subject immediately to the goodwill non-amortization and intangible provisions of this statement. We do not expect that the adoption of this standard will have a material effect on the Consolidated Financial Statements.

In August 2001, the Financial Accounting Standards Board issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS
144), which is effective for the fiscal year beginning November 1, 2002. SFAS 144 establishes a single model to account for impairment of assets to be held or disposed of, incorporating guidelines for accounting and disclosure of discontinued operations. We do not expect that the adoption of this standard will have a material effect on the Consolidated Financial Statements.

In July 2002, the Financial Accounting Standards Board issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". This Standard, which is effective for disposal activities initiated after December 31, 2002, addresses significant issues regarding the recognition, measurement and reporting of costs associated with exit and disposal activities. We will comply with the provisions of the Standard with respect to exit and disposal activities initiated after the effective date, but do not expect adoption to have any material impact on the Consolidated Financial Statements.

In November 2002, the Financial Accounting Standards Board ("FASB" or the "Board") issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57 and
107 and Rescission of FASB Interpretation No. 34." FIN 45 clarifies the requirements of FASB Statement No. 5, Accounting for Contingencies, relating to the guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. The disclosure provisions of FIN 45 are effective for financial statements of interim or annual periods that end after December 15, 2002. However, the provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002, irrespective of a guarantor's year-end.

                              HURCO COMPANIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

We do not expect the impact of adopting the interpretation to have a material effect on the Consolidated Financial Statements.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

Not Applicable.

                                    PART III

Item 10.      DIRECTORS AND EXECUTIVE OFFICERS AND DIRECTORS OF THE REGISTRANT

The information required by this item is hereby incorporated by reference from our definitive proxy statement for our 2003 annual meeting of shareholders except that the information required by Item 10 regarding Executive Officers is included herein under a separate caption at the end of Part I.

Item 11.      EXECUTIVE COMPENSATION

The information required by this item is hereby incorporated by reference from the definitive proxy statement for our 2003 annual meeting of shareholders.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Except for the information concerning equity compensation plans, the information required by this item is hereby incorporated by reference from the definitive proxy statement for our 2003 annual meeting of shareholders.

The following table gives information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of October 31, 2002, including the 1997 Stock Option and Incentive Plan and the 1990 Stock Option Plan.

                                                                                           Number of securities
                                               Number of                                    remaining available
                                            securities to be                                for future issuance
                                              issued upon          Weighted-average             under equity
                                              exercise of          exercise price of         compensation plans
                                              outstanding             outstanding          (excluding securities
                                           options, warrants       options, warrants        reflected in column
          Plan Category                     and rights (a) (#)      and rights (b) ($)           (a)) (c) (#)
--------------------------------------    ---------------------    -------------------     -----------------------
--------------------------------------    ---------------------    -------------------     -----------------------
Equity compensation plans approved              830,160                   $3.78                     83,500
by security holders

Equity compensation plans not
approved by security holders 1                  125,000                    5.54                      --
                                          ---------------------    -------------------     -----------------------
                                          ---------------------    -------------------     -----------------------

     Total                                      955,160                   $4.01                     83,500
                                          =====================    ===================     =======================

1 Represents non-qualified options granted to the Board of Directors in 1996 and 1998.


Item 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is hereby incorporated by reference from the definitive proxy statement for our 2003 annual meeting of shareholders.

Item 14.      CONTROLS AND PROCEDURES

Within 90 days prior to the date of this report, we carried out an evaluation under the supervision and with participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the evaluation date. There were no significant changes in the internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date.

                                     PART IV

Item 15.      Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) 1.   Financial Statements. The following consolidated financial statements of Registrant are included herein under Item 8 of Part II:
                                                                           Page
         Reports of Independent Accountants..............................22 - 23
         Consolidated Statements of Operations - years
           ended October 31, 2002, 2001, and 2000 .......................     24
         Consolidated Balance Sheets - as of October 31, 2002 and 2001... 25 Consolidated Statements of Cash Flows - years
           ended October 31, 2002, 2001, and 2000........................     26
         Consolidated Statements of Changes in Shareholders' Equity -
           years ended October 31, 2002, 2001, and 2000..................     27
         Notes to Consolidated Financial Statements......................     28

     2.  Financial Statement Schedule.  The following financial statement schedule is included in this Item.

                                                                           Page
         Schedule II - Valuation and Qualifying
           Accounts and Reserves.........................................     48

     All other financial statement schedules are omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the three months ended October 31, 2002.

(c)  Exhibits

     Exhibits are filed with this Form 10-K or incorporated herein by reference as listed on pages 49 and 50.

Item 16.      PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is hereby incorporated by reference from the definitive proxy statement for our 2003 annual meeting of shareholders.

                 Schedule II - Valuation and Qualifying Accounts and Reserves
              for the years ended October 31, 2002, 2001, and 2000
                             (Dollars in thousands)


                                        Balance at     Charged to      Charged                         Balance
                                        Beginning       Costs and      to Other                        at End
Description                             of Period       Expenses       Accounts       Deductions     of Period
-----------                             ----------     ---------       --------       ----------     ---------
Allowance for doubtful accounts for the year ended:

   October 31, 2002                     $     907      $     133        $    --        $    350 1    $   689
                                         ========       ========         ======         ========      ======

   October 31, 2001                     $     741      $     547        $    --        $    381 2    $   907
                                         ========       ========         ======         ========      ======

   October 31, 2000                     $     687      $     185        $    --        $    131 3    $   741
                                         ========       ========         ======         ========      ======


Accrued warranty expenses for the year ended:

    October 31, 2002                    $     792      $      672       $     --       $    878      $   586
                                         ========       =========        =======        =======       ======

   October 31, 2001                     $     831      $      661       $     --       $    700      $   792
                                         ========       =========        =======        =======       ======

   October 31, 2000                     $     968      $      430       $     --       $    567      $   831
                                         ========       =========        =======        =======       ======



1 Receivable write-offs of $359,000, net of cash recoveries on accounts previously written off of $9,000. 2 Receivable write-offs of $384,000, net of cash recoveries on accounts previously written off of $4,000. 3 Receivable write-offs of $140,000, net of cash recoveries on accounts previously written off of $9,000.

EXHIBITS INDEX

Exhibits Filed.  The following exhibits are filed with this report:
--------------

10.1 The Fourth Amendment to the Second Amended and Restated Credit Agreement and Amendment to Reimbursement Agreement dated October 31, 2002 between the Registrant and Bank One, Indiana, N.A.

10.2 Promissory Note dated October 24, 2002 between the Registrant and CIMplus, Inc.

11       Statement re: computation of per share earnings

21       Subsidiaries of the Registrant

23 Consent of Arthur Andersen LLP (omitted pursuant to Rule 437a of the Securities Act of 1933)

23.2     Consent of PricewaterhouseCoopers LLP

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

Exhibits Incorporated by Reference. The following exhibits are incorporated into this report:

3.1 Amended and Restated Articles of Incorporation of the Registrant, incorporated by reference to Exhibit 3.1 to the Registrant's Report on Form 10-Q for the quarter ended July 31, 2000.

3.2 Amended and Restated By-Laws of the Registrant dated November 14, 2001, incorporated by reference to Exhibit 3.2 to the Registrant's Report on Form 10-K for the year ended October 31, 2001.

10.3 Second Amended and Restated Credit Agreement and Amendment to Reimbursement Agreement dated October 31, 2001 between the Registrant and Bank One, Indiana, N.A. (incorporated by reference to Exhibit
           10.2 to the Registrant's Report on Form 10-K for the year ended October 31, 2001).

10.4 Fourth Amendment to European Facility dated October 31, 2001 between the Registrant and Bank One, N.A. (incorporated by reference to Exhibit 10.2 to the Registrant's Report on Form 10-K for the year ended October 31, 2001).

10.5 Second Amendment to the Second Amended and Restated Credit Agreement and Amendment to Reimbursement Agreement dated April 30, 2002 between the Registrant and Bank One (incorporated by reference to Exhibit
           10.1 to the Registrant's Report on Form 10-Q for the quarter ended April 30, 2002).

10.6* Non-qualified Stock Option Agreement between the Registrant and O. Curtis Noel effective, March 3, 1993, incorporated by reference to
           Exhibit 10.44 to the Registrant's Report on Form 10-K for the year ended October 31, 1993.

10.7* Employment Agreement between the Registrant and Roger J. Wolf dated January 8, 1993, incorporated by reference to Exhibit 10.45 to the Registrant's Report on Form 10-K for the year ended October 31, 1993.

10.8* Form of Director Non-qualified Stock Option Agreement between the Registrant and Richard T. Niner, O. Curtis Noel and Charles E. Mitchell Rentschler, incorporated by reference as Exhibit 10.4 to the Registrant's Form 10-K for the year ended October 31, 1999.

10.9* Non-qualified Stock Option Agreement between the Registrant and Richard T. Niner, effective July 8, 1996 incorporated by reference to
           Exhibit 10.49 to the Registrant's Report on Form 10-K for the year ended October 31, 1996.

10.10* Non-qualified Stock Option Agreement between the Registrant and O. Curtis Noel, effective July 8, 1996 incorporated by reference to
           Exhibit 10.50 to the Registrant's Report on Form 10-K for the year ended October 31, 1996.

10.11* Non-qualified Stock Option Agreement between the Registrant and Charles E. Mitchell Rentschler, effective July 8, 1996 incorporated by reference to Exhibit 10.51 to the Registrant's Report on Form 10-K for the year ended October 31, 1996.

10.12* Amended 1997 Stock Option and Incentive Plan, incorporated by reference as Exhibit 10.1 to the Registrant's Report on Form 10-Q for the quarter ended July 31, 2000.

10.13* Employment Agreement between the Registrant and James D. Fabris dated November 18, 1997, incorporated by reference as Exhibit 10.15 to the Registrant's Report on Form 10-Q for the quarter ended January 31, 1998.

10.14 Mortgage dated April 30, 2002 between the Registrant and American Equity Investment Life Insurance Company incorporated by reference as exhibit 10.2 to the Registrant's Report on Form 10-Q for the quarter ended April 30, 2002.

10.15* Employment Agreement between the Registrant and Michael Doar dated November 13, 2001 incorporated by reference as Exhibit 10.2 to the Registrant's Report on Form 10-Q dated January 31, 2002
----------------
* The indicated exhibit is a management contract, compensatory plan or arrangement required to be listed by Item 601 of Regulation S-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, this 16th day of January 2003.

                                      HURCO COMPANIES, INC.


                                     By: /s/ Roger J. Wolf
                                         Roger J. Wolf
                                         Senior Vice-President,
                                         Secretary, Treasurer and
                                         Chief Financial Officer




Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


Signature and Title(s)                                           Date

/s/ Michael Doar                                          January 16, 2003
--------------------------------------
Michael Doar, Director,
Chief Executive Officer
of Hurco Companies, Inc.
(Principal Executive Officer)


/s/ Roger J. Wolf                                         January 16, 2003
--------------------------------------
Roger J. Wolf
Senior Vice-President,
Secretary, Treasurer and
Chief Financial Officer
of Hurco Companies, Inc.
(Principal Financial Officer)


/s/ Stephen J. Alesia                                     January 16, 2003
---------------------------------------
Stephen J. Alesia
Corporate Controller
of Hurco Companies, Inc.
(Principal Accounting Officer)

/s/ Robert W. Cruickshank                                January 16, 2003
------------------------------------------
Robert W. Cruickshank, Director


/s/ Richard T. Niner                                     January 16, 2003
--------------------------------------------
Richard T. Niner, Director


/s/ O. Curtis Noel                                       January 16, 2003
--------------------------------------------
O. Curtis Noel, Director


/s/ Charles E. M. Rentschler                             January 16, 2003
--------------------------------------------
Charles E. M. Rentschler, Director


/s/ Gerald V. Roch                                       January 16, 2003
--------------------------------------------
Gerald V. Roch, Director

                                 CERTIFICATIONS

I, Michael Doar, certify that:

1. I have reviewed this annual report on Form 10-K of Hurco Companies, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
c. Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of Hurco's board of directors (or persons performing the equivalent functions):

a. All significant deficiencies in the design or operations of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Michael Doar
Michael Doar
Chairman & Chief Executive Officer
January 15, 2003

I, Roger J. Wolf, certify that:

1. I have reviewed this annual report on Form 10-K of Hurco Companies, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
c. Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of Hurco's board of directors (or persons performing the equivalent functions):

d. All significant deficiencies in the design or operations of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

e. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


/s/ Roger J. Wolf
Roger J. Wolf
Senior Vice President & Chief Financial Officer
January 15, 2003

                                   Exhibit 11

                        COMPUTATION OF PER SHARE EARNINGS



                                                             Exhibit 11
                                           Statement Re: Computation of Per Share Earnings


                                                         Three Months Ended                          Twelve Months Ended
                                                            October 31,                                  October 31,
                                            ----------------------------------------------------------------------------------------
                                                    2002                   2001                  2002                   2001
                                            ----------------------------------------------------------------------------------------
(in thousands, except per share amount)
                                              Basic     Diluted      Basic     Diluted     Basic     Diluted      Basic     Diluted
                                            ----------------------------------------------------------------------------------------

Net loss                                      $(1,760)   $(1,760)   $ (1,158)  $ (1,158)  $ (8,263)  $ (8,263)   $ (1,597)  $(1,597)

Weighted average shares
  outstanding                                    5,583      5,583       5,581      5,581      5,583      5,583       5,670    5,670

Assumed issuances under

  stock options plans                               --         --          --         --         --         --          --       --
                                            ----------------------------------------------------------------------------------------
                                            ----------------------------------------------------------------------------------------
                                                 5,583      5,583       5,581      5,581      5,583      5,583       5,670     5,670


Loss per common share                         $ (0.32)   $ (0.32)     $(0.21)    $(0.21)    $(1.48)    $(1.48)  $  (0.28)  $  (0.28)
                                            ========================================================================================


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

                                  Exhibit 23.2

                    CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS
                           PricewaterhouseCoopers LLP

                                  Exhibit 23.2






                       CONSENT OF INDEPENDENT ACCOUNTANTS




We hereby consent to the incorporation by reference in the Registration Statement on Form S-8 (No. 333-48204) of Hurco Companies, Inc. of our report dated January, 15, 2003, relating to the financial statements and financial statement schedule, which appears in this Form 10-K.







PricewaterhouseCoopers LLP

Indianapolis, Indiana
January 16, 2003

                                                                  exhibit 99.1

                            Certification pursuant to
                             18 U.S.C. Section 1350,
                             as adopted pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002


In connection with the Annual Report of Hurco Companies, Inc., (the "Company") on Form 10-K for the year ending October 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Michael Doar, Chairman and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Michael Doar
Michael Doar
Chairman & Chief Executive Officer
January 15, 2003

                                                                exhibit 99.2

                            Certification pursuant to
                             18 U.S.C. Section 1350,
                             as adopted pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002


In connection with the Annual Report of Hurco Companies, Inc., (the "Company") on Form 10-K for the year ending October 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Roger J. Wolf, Senior Vice President and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Roger J. Wolf
Roger J. Wolf
Senior Vice President & Chief Financial Officer
January 15, 2003





--------
* Pentium is a registered trademark of the Intel Corporation * Pentium is a registered trademark of the Intel Corporation ** Windows is a registered trademark of the Microsoft Corporation.