Form 10-Q
period 2003-01-31
HURCO COMPANIES INC
filed 2003-03-14
CIK 315374

SECURITIES AND EXCHANGE COMMISSION
                                   Washington, D.C. 20549

                                          FORM 10-Q



(Mark One)

X Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended January 31, 2003 or Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to _________.


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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
                                                     Yes      No X

The number of shares of the Registrant's common stock outstanding as of February 28, 2003 was 5,583,158.

                      HURCO COMPANIES, INC
             January 2003 Form 10-Q Quarterly Report

                         Table of Contents


                      Part I - Financial Information

                                                                                                     Page
Item 1.       Condensed Financial Statements

              Condensed Consolidated Statements of Operations -
                  Three months ended January 31, 2003 and 2002..........................                3

              Condensed Consolidated Balance Sheets -
                  As of January 31, 2003 and October 31, 2002...........................                4

              Condensed Consolidated Statements of Cash Flows -
                  Three months ended January 31, 2003 and 2002..........................                5

              Consolidated Statements of Changes in Shareholders' Equity
                  Three months ended January 31, 2003 and 2002..........................                6

              Notes to Condensed Consolidated Financial Statements......................                7


Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations.......................................               10

Item 3.       Quantitative and Qualitative Disclosures about Market Risk...............                14

Item 4.       Controls and Procedures...................................................               16

                      Part II - Other Information



Item 1.       Legal Proceedings.........................................................               17

Item 6.       Exhibits and Reports on Form 8-K..........................................               17


Signatures..............................................................................               18

Certifications..........................................................................               19


                           PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                                HURCO COMPANIES, INC.
                     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                           (In thousands, except per-share data)

                                                                                             Three Months Ended
                                                                                                  January 31,
                                                                                          2003                   2002
---------------------------------------------------------------------------------------------------------------------------
                                                                                                (Unaudited)
Sales and service fees.....................................................          $   15,953           $  18,520

Cost of sales and service..................................................              11,959               14,517
                                                                                     -----------          ----------

     Gross profit..........................................................               3,994                4,003

Selling, general and administrative expenses...............................               4,428                5,214

Restructuring expense and other expense, net...............................                  --                  356
                                                                                      ----------          -----------

     Operating loss........................................................                (434)              (1,567)

Interest expense...........................................................                 159                  177

Other income, net..........................................................                 116                  202
                                                                                       ---------           ----------

     Loss before income taxes..............................................                (477)              (1,542)

Provision for income taxes.................................................                 105                   99
                                                                                       ---------           ----------

Net loss...................................................................          $     (582)          $   (1,641)
                                                                                     ===========          ===========


Loss per common share
     Basic.................................................................          $     (.10)          $     (.29)
                                                                                     ===========          ===========
     Diluted...............................................................          $     (.10)          $     (.29)
                                                                                     ===========          ===========

Weighted average common shares outstanding
     Basic.................................................................               5,583                5,582
                                                                                      ==========           ==========
     Diluted...............................................................               5,583                5,582
                                                                                      ==========           ==========

                    The accompanying notes are an integral part of the condensed consolidated financial statements.

                             HURCO COMPANIES, INC.                                January 31,       October 31,
                     CONDENSED CONSOLIDATED BALANCE SHEETS                              2003              2002
                           (Dollars in thousands)
ASSETS                                                                             (Unaudited)         (Audited)
Current assets:
     Cash and cash equivalents...........................................          $    3,232          $   4,358
     Cash - restricted...................................................               1,176                 --
     Accounts receivable.................................................              13,161             13,425
     Inventories.........................................................              23,774             22,548
     Other...............................................................               1,361              1,204
                                                                                   ----------           --------
         Total current assets............................................              42,704             41,535
                                                                                   ----------           --------
Property and equipment:
     Land    ............................................................                 761                761
     Building............................................................               7,203              7,203
     Machinery and equipment.............................................              10,305             10,144
     Leasehold improvements..............................................                 436                396
         Less accumulated depreciation and amortization..................             (10,001)            (9,696)
                                                                                    ----------           --------
                                                                                        8,704              8,808
                                                                                    ----------           --------
Software development costs, less amortization............................               1,580              1,604
Investments and other assets.............................................               5,392              5,205
                                                                                    ----------           --------
                                                                                   $   58,380          $  57,152
                                                                                    ==========           ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable....................................................          $   10,770          $   9,856
     Accrued expenses....................................................              10,048             10,016
     Bank debt...........................................................               3,479                 --
     Current portion of long-term debt..................................                1,653              1,313
                                                                                    ---------           --------
         Total current liabilities.......................................              25,950             21,185
                                                                                    ---------           --------
Non-current liabilities:
     Long-term debt......................................................               4,735              7,572
     Deferred credits and other .........................................                 380                378
                                                                                    ---------            -------
                                                                                        5,115              7,950
                                                                                    ---------            -------
Shareholders' equity:
     Preferred stock:  no par value per share; 1,000,000
       shares authorized; no shares issued...............................                  --                 --
     Common stock: no par value; $.10 stated value per
         share; 12,500,000 shares authorized; 5,583,158
         and 5,583,158 shares issued, respectively ......................                 558                558
     Additional paid-in capital..........................................              44,717             44,717
     Accumulated deficit.................................................             (10,755)           (10,173)
     Accumulated other comprehensive income..............................              (7,205)            (7,085)
                                                                                     ---------          ---------
         Total shareholders' equity......................................              27,315             28,017
                                                                                     ---------          ---------
The accompanying notes are an integral part of the condensed consolidated          $   58,380          $  57,152
financial statements.                                                                ==========          ========

                             HURCO COMPANIES, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in thousands)
                                                                                    Three Months Ended January 31,
                                                                                           2003            2002
--------------------------------------------------------------------------------------------------------------------
                                                                                                 (Unaudited)
Cash flows from operating activities:
     Net loss....................................................................    $    (582)            $ (1,641)
     Adjustments to reconcile net income to net
     cash provided by (used for) operating activities:
         Equity (income) loss of affiliates......................................          (96)                  44
         Restructuring expense and other expense, net............................           --                  225
          Depreciation and amortization..........................................           349                 513
     Change in assets and liabilities:
         (Increase) decrease in accounts receivable..............................           896               1,378
         (Increase) decrease in inventories......................................          (288)              2,820
         Increase (decrease) in accounts payable....................                        788              (2,471)
         Increase (decrease) in accrued expenses.................................        (1,535)                145
         Other...................................................................          (307)                275
                                                                                        --------            --------
         Net cash provided by (used for) operating activities....................          (775)              1,288
                                                                                        --------            --------

Cash flows from investing activities:
     Proceeds from sale of equipment.............................................            --                  45
     Purchases of property and equipment.........................................          (102)               (292)
     Software development costs..................................................           (66)               (157)
     Change in restricted cash...................................................        (1,176)                 --
     Other.......................................................................            (8)                (21)
                                                                                        --------             --------
         Net cash used for investing activities..................................        (1,352)               (425)
                                                                                        --------             --------
Cash flows from financing activities:
     Advances on bank credit facilities..........................................         6,200                6,975
     Repayment on bank credit facilities.........................................        (5,366)              (8,275)
     Repayment of first mortgage.................................................           (25)                  --
     Proceeds from exercise of common stock options..............................            --                    4
                                                                                        --------             --------
         Net cash provided by (used for) financing activities....................           809               (1,296)
                                                                                        --------             --------
Effect of exchange rate changes on cash and cash equivalents.....................           192                 (129)
                                                                                        --------             --------
         Net decrease in cash and cash equivalents...............................        (1,126)                (562)

Cash and cash equivalents at beginning of period.................................         4,358                3,523
                                                                                        --------             --------
Cash and cash equivalents at end of period.......................................    $    3,232           $    2,961
                                                                                        ========             ========
                    The accompanying notes are an integral part of the condensed consolidated financial statements.

                                 HURCO COMPANIES, INC.
                CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                   For the Three Months ended January 31, 2003 and 2002


                                                Common Stock
                                        ---------------------------
                                                                                                           Accumulated
                                           Shares                        Additional                           Other
                                           Issued &                       Paid-In        Accumulated      Comprehensive
                                         Outstanding      Amount           Capital         Deficit           Income          Total
                                        -------------    -------       -----------    ---------------    --------------      ------
                                                                             (Dollars in thousands)
Balances, October 31, 2001                  5,580,658      $558          $44,714          $ (1,910)        $(7,894)         $35,468
-------------------------------------       ==========     ======        ========         =========        ===========       =======

Net loss.........................                  --        --               --            (1,641)            --            (1,641)
Translation of foreign currency
   financial statements..........                  --        --               --                --            (511)            (511)
Unrealized gain on derivative
 instruments.....................                  --        --               --                 --            555              555
                                                                                                                              ------
Comprehensive loss...............                  --        --               --                 --             --           (1,597)
Exercise of Common Stock Options.               2,500        --                3                 --
                                            ----------     ------        --------         ---------        -----------       -------

Balances, January 31, 2002                  5,583,158       $558         $44,717          $ (3,551)        $(7,850)         $33,874
-------------------------------------      ===========     ======        ========         =========        ===========       =======
Balances, October, 31 2002                  5,583,158       $558         $44,717          $(10,173)        $(7,085)         $28,017
-------------------------------------      ===========     ======        ========         =========        ===========       =======
Net Loss.........................                  --         --              --              (582)              --            (582)
Translation of foreign currency
   financial statements..........                  --         --              --                --             648              648
Unrealized loss on derivative
instruments......................                  --         --              --                --            (768)            (768)
                                                                                                                             -------
Comprehensive loss...............                  --         --              --                --              --             (702)
                                         -------------     --------      --------         ----------       -----------       -------

Balances, January 31, 2003                  5,583,158       $558         $44,717          $(10,755)        $(7,205)         $27,315
-------------------------------------    =============     ======        ========         ==========       ===========      ========

                    The accompanying notes are an integral part of the Consolidated Financial Statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)

1.   GENERAL

The unaudited Condensed Consolidated Financial Statements include the accounts of Hurco Companies, Inc. and its consolidated subsidiaries. We design and produce interactive computer control systems and software and computerized machine tools for sale through our distribution network to the worldwide metal working market. We also provide software options, computer control upgrades, accessories and replacement parts for our products, as well as customer service and training support.

The condensed financial information as of January 31, 2003 and for the three months ended January 31, 2003 and January 31, 2002 is unaudited, however, in our opinion, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. We suggest that you read these condensed financial statements in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended
October 31, 2002.

2.   HEDGING

We enter into foreign currency forward exchange contracts periodically to hedge certain forecast inter-company sales and forecast inter-company and third-party purchases denominated in foreign currencies (primarily Pound Sterling, Euro and New Taiwan Dollar). The purpose of these instruments is to mitigate the risk that the U.S. Dollar net cash inflows and outflows resulting from the sales and purchases denominated in foreign currencies will be adversely affected by changes in exchange rates. These forward contracts have been designated as cash flow hedge instruments, and are recorded in the Condensed Consolidated Balance Sheet at fair value in Other current assets and Accrued expenses. Gains and losses resulting from changes in the fair value of these hedge contracts are deferred in Accumulated other comprehensive income and recognized as an adjustment to the related sale or purchase transaction in the period that the transaction occurs. Net gains (losses) on cash flow hedge contracts which we reclassified from Accumulated other comprehensive income to Cost of sales in the first quarter ended January 31, 2003 and 2002 were ($158,000) and $435,000, respectively.

At January 31, 2003, we had $1,413,000 of unrealized losses related to cash flow hedges deferred in Accumulated other comprehensive income, which we expect to recognize in Cost of sales within the next twelve months. Cash flow hedge contracts mature at various dates through October 2003.

We also enter into foreign currency forward exchange contracts to protect against the effects of foreign currency fluctuations on receivables and payables denominated in foreign currencies. These derivative instruments are not designated as hedges under Statement of Financial Accounting Standards No. 133, "Accounting Standards for Derivative Instruments and Hedging Activities" (SFAS 133), and, as a result, changes in fair value are reported currently as Other income, net in the Consolidated Statement of Operations consistent with the transaction gain or loss on the related foreign denominated receivable or payable. Such net transaction gains were $37,000 and $35,000 for the quarters ended January 31, 2003 and 2002, respectively.

3.   EARNINGS PER SHARE
Basic and diluted earnings per common share are based on the weighted average number of our shares of common stock outstanding. Diluted earnings per common share give effect to outstanding stock options using the treasury method. The impact of all stock options for the three months ended January 31, 2003 were excluded from the computation of diluted earnings per share because their effect would be anti-dilutive.

4.   ACCOUNTS RECEIVABLE

The allowance for doubtful accounts was $744,000 as of January 31, 2003 and $689,000 as of October 31, 2002.

5.   INVENTORIES

Inventories, priced at the lower of cost (first-in, first-out method) or market, are summarized below (in thousands):
                                                                January 31, 2003          October 31, 2002
                                                                ----------------          ----------------
           Purchased parts and sub-assemblies                    $    6,093                 $   6,677
           Work-in-process                                            1,614                     2,251
           Finished goods                                            16,067                    13,620
                                                                 -----------                ----------
                                                                 $   23,774                 $  22,548
                                                                 ===========                ==========

6.   SEGMENT INFORMATION

We operate in a single segment: industrial automation systems. We design and produce interactive computer control systems and software and computerized machine tools for sale through our distribution network to the worldwide metal working market. We also provide software options, computer control upgrades, accessories and replacement parts for our products, as well as customer service and training support.

7.  RESTRUCTURING EXPENSE AND OTHER EXPENSE, NET

During fiscal 2002, we discontinued several under-performing product lines, sold the related assets and discontinued a software development project, to enable us to focus our resources and technology development on our core products, which consist primarily of general purpose computerized machine tools for the metal cutting industry (vertical machining centers) into which our proprietary Ultimax software and computer control systems have been fully integrated. At January 31, 2003, we had $85,000 accrued for costs related to seven employees that are being paid severance in future periods and $1.1 million for potential expenditures related to a disputed claim in the United Kingdom regarding a terminated facility lease (Note 9) (In thousands).

                                  Balance                       Charges to       Balance
Description                       10/31/02      Provision        Accrual         1/31/03
-----------                       --------      ----------      ----------      ---------
Severance                         $   264           $ --          $ (179)       $     85

Foreign lease termination liability 1,113             --              --           1,113
                                  --------      ----------      ----------      ---------
Total                             $ 1,377             --          $ (179)       $  1,198

8.  DEBT AGREEMENTS
We are currently in discussions with lenders to replace our existing domestic credit facility with a long-term credit facility in conjunction with assessing our liquidity needs for fiscal 2004 and beyond. We expect the European bank credit facility to be renewed for twelve-months on or before its maturity date. We believe, but cannot assure you, that we will be able to obtain a replacement domestic facility and a renewed European facility under acceptable terms. Failure to obtain replacement facilities would have a material adverse effect on our business and financial condition.

We were in compliance with all loan covenants at January 31, 2003, and had an unused credit availability of $6.0 million.

9.  LEASEHOLD REPAIRS CONTINGENCY
We previously occupied a facility located in England under a lease that expired in April 2002. The lease required that, following expiration of the lease, we make certain repairs to the facility resulting from deterioration of the facility during the lease term. We are vigorously contesting the amount of the claim made by the lessor and have recently entered into settlement discussions. As of October 31, 2002, we established a reserve of $1.1 million for this claim, which we continue to believe is appropriate.

10.  GUARANTEES
For the quarter ending January 31, 2003, we adopted Financial Accounting Standards Board Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34." FIN 45 clarifies the requirements of FASB Statement No. 5, Accounting for Contingencies, relating to the guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees.

From time to time, our German subsidiary guarantees third party lease financing residuals in connection with the sale of certain machines in Europe. At January 31, 2003 there were 23 third party guarantees totaling approximately $1.1 million, all of which were entered into prior to January 1, 2003. A retention of title clause allows us to obtain the machine should the customer default on the payment terms to the financing company. If default occurs, the proceeds obtained from liquidation of the machine would, we believe, cover any payments required under the guarantee.

We provide warranties on our products with respect to defects in material and workmanship. The terms of these warranties are generally one year for machines and shorter periods for service parts. We recognize a reserve with respect to this obligation at the time of product sale, with subsequent warranty claims recorded against the reserve. The amount of the warranty reserve is determined based on historical trend experience and any known warranty issues that could cause future warranty costs to differ from historical experience. A reconciliation of the changes in our warranty reserve is as follows (in thousands):
                                                         Warranty Reserve
                                                     -----------------------
Balance at October 31, 2002                               $   1,003
Provision for warranties during the period                      330
Charges to the accrual                                         (357)
Impact of translation                                            59
                                                          -----------
Balance at January 31, 2003                               $   1,035
                                                          ===========

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere herein. Certain statements made in this report may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve known and unknown risks, uncertainties and other factors that that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors include, among others, changes in general economic and business conditions that affect market demand for machines tools and related computer control systems, software products, and replacement parts, changes in manufacturing markets, adverse currency movements, innovations by competitors, quality and delivery performance by our contract manufacturers and governmental actions and initiatives including import and export restrictions and tariffs.

RESULTS OF OPERATIONS

Three Months Ended January 31, 2003 Compared to Three Months Ended
January 31, 2002
------------------------------------------------------------------
The following tables set forth net sales by geographic region and product category for the quarters ended January 31, 2003 and 2002 (in thousands):

Net Sales and Service Fees by Geographic Region
                                                  January 31,
                            ----------------------------------------------------
                                     2003                          2002
                            --------------------------    ----------------------
Americas                   $ 5,989         37.5%          $ 5,458         29.5%
Europe                       9,720         60.9%           12,483         67.4%
Asia Pacific                   244          1.6%              579          3.1%
                          ------------    ----------     ------------    -------
     Total                 $15,953        100.0%         $ 18,520        100.0%
                          ============    ==========     ============    =======

Net Sales and Service Fees by Product Category
                                                January 31,
                              ------------------------------------------------
                                    2003                           2002
                              -------------------        ---------------------
Continuing Products and Services
  Computerized Machine Tools  $ 12,689      79.6%           $ 14,022      75.7%
  Computer Control Systems
         and Software              703       4.4%                937       5.1%
  Service Parts                  1,533       9.6%              1,566       8.4%
  Service Fees                     819       5.1%                755       4.1%
                             ----------     -------         ----------  -------
    Total                     $ 15,744      98.7%           $ 17,280      93.3%
Discontinued Product               209       1.3%              1,240       6.7%
                            ------------    -------         ----------  --------
Total                         $ 15,953     100.0%           $ 18,520     100.0%
                            ============    =======         ==========  ========

* Discontinued product sales were made solely in the United States.

Total sales and service fees were $16.0 million in the first quarter of fiscal 2003, a $2.6 million, or 14%, decline compared to the prior year period.
The decline was primarily attributable to decreased sales in Europe, reflecting the continuing weakness in industrial equipment spending and reduced consumption of machine tools by many manufacturing companies, particularly in Germany. The decline in European sales and service fees was offset partially by $1.3 million favorable effect of stronger European currencies when translating foreign sales to U.S. dollars for financial reporting purposes. Sales of computerized machine tools in Europe declined 30% in units and 25% in current dollars. Sales of computerized machine tools in the United States (exclusive of discontinued products) increased $1.9 million, or 92%, aided by the successful introduction of a new low cost vertical machining center model along with an increase in orders for our other vertical machining center models. Sales of discontinued products declined $1.0 million as that liquidation is substantially complete.

The following table sets forth unit volume and average net selling price for computerized machine tools during the periods indicated:
                                          January 31,
                                      ------------------------
Computerized Machine Tools - Units Sold
                                        2003         2002
                                     -----------  -----------
   Continuing Products                   180          184
   Discontinued Products                   7           18
                                     -----------  -----------
      Total                              187          202

Average Net Selling Price - Per Unit (in thousands)
                                        2003         2002
                                     -----------  -----------
   Continuing Products                  $ 70.5       $ 76.2
   Discontinued Products                $ 26.0       $ 48.5
                                     -----------  -----------
      Total                             $ 68.8       $ 73.7

The decrease in average net selling price per unit for continuing products from fiscal 2002 to 2003 was due to the introduction in 2003 of a new low cost entry level vertical machining center model, but was partially offset by the effect of stronger European currencies when translating foreign sales for financial reporting purposes.

New order bookings for the first quarter of fiscal 2003 were $14.3 million, a decline of 7% as compared to $15.5 million recorded in the prior year period. New orders for computerized machine tools in the U.S. increased 31% in units and 24% in dollars, whereas new orders in Europe declined 23% in units and 17% in current dollars. Backlog was $3.9 million at January 31, 2003 compared to $5.3 million at October 31, 2002 and $5.1 million at January 31, 2002.

Gross profit margin increased in the first quarter of fiscal 2003 to 25.0% from 21.6% in the same period a year ago, due in large part to strengthening European currencies, particularly the Euro, as well as previously reported employee cost reductions.

Selling, general and administrative expenses for the first quarter of fiscal 2003 of $4.4 million were $786,000, or 15% below those of the corresponding 2002 period, due to previously reported cost reduction programs.

Other income, net in the first quarter of fiscal 2003 consisted primarily of earnings from two affiliates accounted for using the equity method. Other income in the prior year period consisted primarily of license fee income from the patent licensing program that was completed in fiscal 2002.

The provision for income taxes is related to the earnings of two foreign subsidiaries. In the United States and certain other foreign jurisdictions, we have net operating carryforwards for which we have a 100% valuation reserve at January 31, 2003.

Foreign Currency Risk Management

We manage our foreign currency exposure through the use of foreign currency forward exchange contracts. We do not speculate in the financial markets and, therefore, do not enter into these contracts for trading purposes. We also moderate our currency risk related to significant purchase commitments with certain foreign vendors through price adjustment agreements that provide for a sharing of, or otherwise limit, the potential adverse effect of currency fluctuations on the costs of purchased products. See Item 3 below and Note 2 to the Condensed Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

We had unrestricted cash and cash equivalents of $3.2 and $4.4 million at January 31, 2003 and October 31, 2002, respectively. We had $1.2 million of restricted cash at January 31, 2003 resulting from hedging arrangements that require cash collateral based on open positions. Cash used by operations totaled $775,000 in the first quarter of fiscal 2003 compared to cash provided by operations of $1.3 million in the prior year.

Net working capital, excluding short-term debt of $5.1 million, was $21.9 million at January 31, 2003 compared to $21.7 million at October 31, 2002.

Capital investments for the first quarter ended January 31, 2003 consisted principally of expenditures for software development projects and purchases of equipment. Cash used for investing activities during the quarter was funded by borrowings under our bank credit facilities.

At January 31, 2003, outstanding borrowings of $3.5 million under our domestic and European bank credit facilities were classified as a current liability because the facilities mature on December 15, 2003 and November 30, 2003, respectively. Total debt at January 31, 2003 was $9.9 million representing 27% of total capitalization compared to $8.9 million, or 24% of total capitalization at October 31, 2002. We were in compliance with all loan covenants at January 31, 2003 and had unused credit availability of $6.0 million.

Based on our business plan and financial projections for fiscal 2003, we believe that cash flow from operations and borrowings available to us under our credit facilities will be sufficient to meet our anticipated cash requirements for the balance of fiscal 2003. Although we believe that the assumptions underlying our 2003 business plan are reasonable and achievable, there are risks related to further declines in market demand and reduced sales in the U.S. and Europe and adverse currency movements that could cause our actual results to differ from our business plan. We are also currently in discussions with lenders to replace our existing domestic credit facility with a long-term credit facility in conjunction with assessing our liquidity needs for fiscal 2004 and beyond. We expect the European bank credit facility to be renewed for twelve-months on or before its maturity date.
We believe, but cannot assure you, that we will be able to obtain a replacement domestic facility and a renewed European facility under acceptable terms. Failure to obtain replacement facilities would have a material adverse effect on our business and financial condition.

New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued Statement No. 142, "Goodwill and Other Intangible Assets"(SFAS 142). Under SFAS 142, amortization of goodwill will cease and the goodwill carrying values will be tested periodically for impairment. We adopted SFAS 142, effective November 1, 2002 for goodwill and intangible assets acquired prior to July 1, 2001. Goodwill and intangible assets acquired after June 30, 2001 were subject immediately to the goodwill non-amortization and intangible provisions of this statement. The adoption of this standard did not have a material effect on the Condensed Consolidated Financial Statements.

In August 2001, the Financial Accounting Standards Board issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144), which is effective for the fiscal year beginning November 1, 2002. SFAS 144 establishes a single model to account for impairment of assets to be held or disposed of, incorporating guidelines for accounting and disclosure of discontinued operations. The adoption of this standard did not have a material effect on the Condensed Consolidated Financial Statements.

In July 2002,  the Financial  Accounting  Standards  Board issued  Statement No.
146,  "Accounting  for Costs  Associated  with Exit or Disposal  Activities".
This Standard, which is effective for disposal activities initiated after December 31, 2002, addresses significant issues regarding the recognition, measurement and reporting of costs associated with exit and disposal activities. We will comply with the provisions of the Standard with respect to exit and disposal activities initiated after the effective date.

In December 2002, the Financial Accounting Standards Board issued Statement No.148, "Accounting for Stock-Based Compensation Transition and Disclosure an amendment of SFAS No.123, Accounting for Stock-Based Compensation"(SFAS 148). The Standard provides for (1) alternative methods of transition for an entity that voluntarily changes to the fair-value method of accounting for stock-based compensation; (2) requires more prominent disclosure of the effects of an entity's accounting policy decisions with respect to stock-based compensation on reported income; and (3) amends APB Opinion No.28, "Interim Financial Reporting", to require disclosure of those effects in interim financial information. SFAS No.148 is effective for fiscal years ending after December 15, 2002, and for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. We are currently reviewing alternatives related to the adoption of the fair-value method of accounting for stock-based compensation and will finalize our decision in fiscal 2003. We do not expect the adoption of SFAS 148 to have a material impact on our Condensed Consolidated Financial Statements.

Critical Accounting Policies

Our accounting policies require our management to make significant estimates and assumptions using information available at the time the estimates are made. Such estimates and assumptions significantly affect various reported amounts of assets, liabilities, revenues and expenses. If our future experience differs materially from these estimates and assumptions, our results of operations and financial condition could be affected. There have been no material changes to our critical accounting policies, which are described in our Annual Report on Form 10-K for the fiscal year ended October 31 , 2002.

Contractual Obligations and Contingent Liabilities and Commitments

There have been no material changes from the information provided in our Annual Report on Form 10-K for the fiscal year ended October 31, 2002.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Interest on our bank borrowings is affected by changes in prevailing U.S. and European interest rates. At January 31, 2003, outstanding borrowings under our bank credit facilities were $3.5 million and our total indebtedness was $9.9 million.

Foreign Currency Exchange Risk

In the first quarter of fiscal 2003, approximately 64% of our sales and service fees, including export sales, were derived from foreign markets. All of our computerized machine systems and computer numerical control systems, as well as certain proprietary service parts, are sourced by our U.S.-based engineering and manufacturing division and re-invoiced to our foreign sales and service subsidiaries, primarily in their functional currencies.

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

Forward contracts for the sale or purchase of foreign currencies as of January 31, 2003 which are designated as cash flow hedges under SFAS No. 133 were as follows:

                                                                     Contract Amount at Forward
                                                       Weighted               Rates in
                                 Notional Amount         Avg.               U.S. Dollars
                                   in Foreign          Forward        At Date of      January 31,
         Forward Contracts           Currency             Rate          Contract        2003          Maturity Dates
         ----------------        ---------------      ----------      -----------    ----------       --------------
       Sale Contracts:
       Euro                              12,100,000         .9948     $12,037,080       $12,951,870   February  - October 2003
       Sterling                           1,150,000        1.5526      $1,785,490        $1,878,646   February  - October 2003
       Purchase Contracts:
       New Taiwan Dollar                150,000,000        34.36*      $4,365,541        $4,324,409    February  - July 2003

Forward  contracts for the sale of foreign  currencies as of January 31, 2003,  which were entered into to protect  against the effects of foreign currency fluctuations on receivables and payables denominated in foreign currencies were as follows:

                                                                     Contract Amount at Forward
                                                      Weighted                 Rates in
                                  Notional Amount       Avg.                  U.S. Dollars
                                   in Foreign         Forward           At Date of     January 31,
  Forward Contracts                 Currency            Rate               Contract       2003           Maturity Dates
  -----------------               ---------------     --------          ------------   -----------       --------------
Sale Contracts:
Euro                                     3,374,129       1.0406        $3,511,119     $3,625,277   February - March 2003
Singapore Dollar                         1,814,753        .5743        $1,042,213     $1,044,122   February - May 2003
Sterling                                   840,202       1.6038        $1,347,516     $1,380,651   February - April 2003
Purchase Contracts:
New Taiwan Dollar                      130,700,000       34.48*        $3,790,603     $3,765,949   February - April 2003

*  NT Dollars per U.S. dollars


Item 4.  CONTROLS AND PROCEDURES

Within 90 days prior to the date of this report, we carried out an evaluation under the supervision and with participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the evaluation date. There were no significant changes in the internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date.

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



                                HURCO COMPANIES, INC.


                                      By:      /s/ Roger J. Wolf
                                               Roger J. Wolf
                                               Senior Vice President and
                                               Chief Financial Officer



                                      By:      /s/ Stephen J. Alesia
                                               Stephen J. Alesia
                                               Corporate Controller and
                                               Principal Accounting Officer





March 14, 2003

                              CERTIFICATIONS
I, Michael Doar, certify that:
1. I have reviewed this quarterly report on Form 10-Q of Hurco Companies, Inc.;

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures
        (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

        a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
        b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report(the "Evaluation Date"); and
        c. Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors
        (or persons performing the equivalent functions):

        a. All significant deficiencies in the design or operations of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
        b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Michael Doar
Michael Doar
Chairman & Chief Executive Officer
March 13, 2003

I, Roger J. Wolf, certify that:
1. I have reviewed this quarterly report on Form 10-Q of Hurco Companies, Inc.;

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures
         (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

        a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
        b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report(the "Evaluation Date"); and
        c. Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

        a. All significant deficiencies in the design or operations of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
        b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Roger J. Wolf
Roger J. Wolf
Senior Vice President & Chief Financial Officer
March 13, 2003

                              EXHIBIT 11
                Statement Re: Computation of Per Share Earnings


                                                                                      Three Months Ended
                                                                                         January 31,
                                                                     -----------------------------------------------------
(in thousands, except per share amounts)                                      2003                         2002
                                                                     ------------------------     ------------------------
                                                                          Basic       Diluted          Basic       Diluted
Net loss                                                                 $ (582)     $  (582)        $(1,641)     $(1,641)
Weighted average shares outstanding                                       5,583        5,583           5,582        5,582

Dilutive effect of stock options                                             --          --               --           -
                                                                         -------      -------         -------      -------
                                                                          5,583        5,583           5,582        5,582

Loss per common share                                                    $(.10)      $  (.10)        $ (.29)      $  (.29)
                                                                         =======     =======         =======      =======

                                                                    Exhibit 99.2

                                   Certification pursuant to
                                     18 U.S.C. Section 1350,
                                     as adopted pursuant to
                          Section 906 of the Sarbanes-Oxley Act of 2002


In connection  with the Quarterly  Report of Hurco  Companies,  Inc.,
(the "Company") on Form 10-Q for the Quarter ending January 31, 2003 as filed with the Securities and Exchange Commission on March , 2003 (the "Report"), I, Michael Doar, Chairman and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss 1350, as adopted pursuant to ss 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



/s/ Michael Doar
Michael Doar
Chairman & Chief Executive Officer
March 13, 2003

                                                                   exhibit 99.2

                                Certification pursuant to
                                  18 U.S.C. Section 1350,
                                   as adopted pursuant to
                       Section 906 of the Sarbanes-Oxley Act of 2002


In connection  with the Quarterly  Report of Hurco  Companies,  Inc.,
(the  "Company") on Form 10-Q for the quarter ending January 31,
2003 as filed with the Securities and Exchange Commission on March , 2003 (the "Report"), I, Roger J. Wolf, Senior Vice President and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss 1350, as adopted pursuant to ss 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



/s/ Roger J. Wolf
Roger J. Wolf
Senior Vice President & Chief Financial Officer
March 13, 2003