Form 10-Q
period 2003-04-30
HURCO COMPANIES INC
filed 2003-06-13
CIK 315374

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q



(Mark One)

  X Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended April 30, 2003 or Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to _________.


Commission File No. 0-9143


                              HURCO COMPANIES, INC.
             (Exact name of registrant as specified in its charter)

               Indiana                               35-1150732
-----------------------------------       ---------------------------------
   (State or other jurisdiction of       (I.R.S. Employer Identification Number)
   incorporation or organization)

       One Technology Way
       Indianapolis, Indiana                            46268
-----------------------------------       ----------------------------------
(Address of principal executive offices)              (Zip code)

Registrant's telephone number, including area code  (317) 293-5309
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


Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
                                                       Yes      No  X
                                                          ---     ---


The number of shares of the Registrant's common stock outstanding as of May 30, 2003 was 5,583,158.

                              HURCO COMPANIES, INC.
                      April 2003 Form 10-Q Quarterly Report


                                Table of Contents



                         Part I - Financial Information

Item 1.       Condensed Financial Statements

              Condensed Consolidated Statement of Operations -
                  Three months and six months ended April 30, 2003 and 2002............. 3

              Condensed Consolidated Balance Sheet -
                  As of April 30, 2003 and October 31, 2002............................. 4

              Condensed Consolidated Statement of Cash Flows -
                  Three months and six months ended April 30, 2003 and 2002............. 5

              Condensed Consolidated Statement of Changes in Shareholders' Equity -
                  Six months ended April 30, 2003 and 2002.............................. 6

              Notes to Condensed Consolidated Financial Statements...................... 7


Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations.......................................10

Item 3.       Quantitative and Qualitative Disclosures About Market Risk................16

Item 4.       Controls and Procedures...................................................18


                           Part II - Other Information



Item 1.       Legal Proceedings.........................................................19

Item 4.       Submission of Matters to a Vote of Security Holders.......................19

Item 6.       Exhibits and Reports on Form 8-K..........................................19


Signatures..............................................................................20


                         PART I - FINANCIAL INFORMATION

Item 1.       Condensed Financial Statements

                              HURCO COMPANIES, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                      (In thousands, except per share data)

                                                         Three Months Ended                  Six Months Ended
                                                            April 30,                            April 30,
                                                      2003             2002                2003             2002
----------------------------------------------------------------------------------------------------------------
                                                          (unaudited)                           (unaudited)
Sales and service fees......................      $   17,453      $   14,995          $   33,406        $   33,515

Cost of sales and service...................          12,325          12,029              24,284            26,546

Cost of sales - restructuring...............              --           1,083                  --             1,083
                                                  ----------      ----------          ----------         ---------

     Gross profit...........................           5,128           1,883               9,122             5,886

Selling, general and
administrative expenses.....................           4,563           4,535               8,991             9,749

Restructuring expense and
other expense, net..........................              --            1,395                 --             1,751
                                                  -----------       ---------         -----------        ---------

     Operating income (loss)................             565          (4,047)                131            (5,614)


Interest expense............................             150             133                 309               310

Other income (expense), net.................             (68)             (2)                 48               200
                                                  -----------     -----------         -----------        --------
     Income (loss) before taxes.............             347          (4,182)               (130)           (5,724)
Provision for income taxes..................             208              29                 313               128
                                                  -----------     ----------          -----------        ----------

Net income (loss)...........................      $      139      $   (4,211)         $     (443)       $   (5,852)
                                                  ===========     ===========         ===========       ===========
Earnings (loss) per common share
     Basic..................................       $     .02      $    (.75)           $    (.08)        $  (1.05)
                                                   ==========     ===========          ==========        ==========
     Diluted................................       $     .02      $    (.75)           $    (.08)        $  (1.05)
                                                   ==========     ===========          ==========        ==========

Weighted average common shares outstanding
     Basic..................................           5,583           5,583               5,583            5,583
                                                   ==========     ===========          ==========         =========
     Diluted................................           5,583           5,583               5,583            5,583
                                                   ==========     ===========          ==========         =========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                              HURCO COMPANIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                             (Dollars in thousands)

                                                                                 April 30, 2003     October 31, 2002
                                                                                   (unaudited)          (audited)
ASSETS
Current assets:
     Cash and cash equivalents...........................................          $    2,948          $   4,358
     Cash - restricted...................................................               1,150                 --
     Accounts receivable.................................................              11,397             13,425
     Inventories.........................................................              26,090             22,548
     Other...............................................................               1,615              1,204
                                                                                   ----------          ---------
         Total current assets............................................              43,200             41,535
Property and equipment:
     Land    ............................................................                 761                761
     Building............................................................               7,203              7,203
     Machinery and equipment.............................................              10,390             10,144
     Leasehold improvements..............................................                 483                396
         Less accumulated depreciation and amortization..................             (10,236)            (9,696)
                                                                                   ----------          ----------
                                                                                        8,601              8,808
                                                                                   ----------          ---------
Software development costs, less amortization............................               1,625              1,604
Investments and other assets.............................................               4,933              5,205
                                                                                   ----------          ---------
                                                                                   $   58,359          $  57,152
                                                                                   ==========          =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable....................................................          $   12,065          $   9,856
     Accrued expenses....................................................              10,027             10,016
     Bank debt...........................................................               2,493                 --
     Current portion of long-term debt..................................                1,316              1,313
                                                                                   ----------          ---------
         Total current liabilities.......................................              25,901             21,185
Non-current liabilities:
     Long-term debt......................................................               4,707              7,572
     Deferred credits and other obligations..............................                 408                378
                                                                                   ----------          ---------
            Total non-current liabilities................................               5,115              7,950
Shareholders' equity:
     Preferred stock:  no par value per share; 1,000,000
       shares authorized; no shares issued...............................                  --                 --
     Common stock: no par value; $.10 stated value per share;
         12,500,000 shares authorized; 5,583,158 and
         5,583,158 shares issued and outstanding, respectively ..........                 558                558
     Additional paid-in capital..........................................              44,717             44,717
     Accumulated deficit.................................................             (10,616)           (10,173)
     Other comprehensive income..........................................              (7,316)            (7,085)
                                                                                   ----------          ---------
         Total shareholders' equity......................................              27,343             28,017
                                                                                   ----------          ---------
                                                                                      $58,359           $ 57,152
                                                                                   ==========          =========
The accompanying notes are an integral part of the condensed consolidated financial statements.

                              HURCO COMPANIES, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Dollars in thousands)

                                                                      Three Months Ended        Six Months Ended
                                                                         April 30,                     April 30,
                                                                   2003           2002         2003              2002
                                                                        (unaudited)                    (unaudited)
Cash flows from operating activities:
   Net income (loss)..........................................    $    139     $ (4,211)        $  (443)    $  (5,852)
   Adjustments to reconcile net income (loss) to net
   cash provided by (used for) operating activities:
     Restructuring and other expense..........................          --        2,219              --         2,519
     Equity in (income) loss of affiliates....................         (49)         (33)           (145)           11
     Depreciation and amortization............................         366          477             715           990
   Change in assets and liabilities:
     (Increase) decrease in accounts receivable...............       1,924        2,191           2,820         3,569
     (Increase) decrease in inventories.......................      (2,142)       1,933          (2,430)        4,753
     Increase (decrease) in accounts payable..................       1,353          637           2,141        (1,834)
     Increase (decrease) in accrued expenses..................        (490)      (1,085)         (2,025)       (1,015)
     Other....................................................         260         (241)            (47)           34
                                                                  ---------   -----------      ---------        -----
       Net cash provided by operating activities..............       1,361        1,887             586         3,175
                                                                  ---------   -----------      ---------        -----
Cash flows from investing activities:
   Proceeds from sale of equipment............................          --           --              --            45
   Purchase of property and equipment.........................        (193)        (324)           (295)         (616)
   Software development costs.................................        (136)        (128)           (202)         (285)
   Change in restricted cash..................................          26           --          (1,150)           --
   Other investments..........................................         (18)         912             (26)          891
                                                                  ---------   ----------       ---------    ---------
     Net cash provided by (used for)
       investing activities...................................        (321)         460          (1,673)           35
                                                                 ----------   ----------       ---------    ---------
Cash flows from financing activities:
   Advances on bank credit facilities.........................       7,100        5,600          13,300        12,575
   Repayment on bank credit facilities .......................      (8,145)     (12,300)      ( 13,511)       (20,575)
   Proceeds from first mortgage...............................          --        4,500              --         4,500
   Repayment of first mortgage................................         (24)          --             (49)           --
   Repayment of term debt ....................................        (337)          --            (337)           --
   Proceeds from exercise of common stock options.............          --           --              --             4
                                                                   -------    ---------       ---------     ---------

     Net cash used for financing activities...................      (1,406)      (2,200)           (597)       (3,496)
                                                                 ----------   ----------       ---------    ----------

Effect of exchange rate changes on cash.......................          82          110             274           (19)
                                                                  ---------   ----------       ---------    ----------
     Net increase (decrease) in cash and
     Cash equivalents.........................................        (284)         257          (1,410)         (305)
Cash and cash equivalents
     at beginning of period...................................       3,232        2,961           4,358         3,523
                                                                   --------   ---------        ---------    ----------
Cash and cash equivalents
     at end of period.........................................   $   2,948    $   3,218        $  2,948     $   3,218
                                                                 ==========   ==========       =========    ==========
The accompanying notes are an integral part of the condensed consolidated financial statements.

                              HURCO COMPANIES, INC.
          CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                   For the Six Months Ended April 30, 2003 and 2002


                                                  Common Stock
                                            --------------------------
                                                                                                      Accumulated
                                              Shares                    Additional                       Other
                                              Issued &                   Paid-In      Accumulated    Comprehensive
                                            Outstanding     Amount       Capital        Deficit        Income (loss)        Total
                                            -------------  ---------   -----------   ------------    ----------------    -----------
                                                                             (Dollars in thousands)

Balances, October 31, 2001                     5,580,658       $558       $44,714      $ (1,910)         $(7,894)          $35,468
----------------------------------------    -------------  ---------   ------------  -------------    --------------     -----------
Net loss............................                  --         --            --        (5,852)              --            (5,852)
Translation of foreign currency
 financial statements...............                  --         --            --            --              461               461
Unrealized gain on derivative
instruments.........................                  --         --            --            --                3                 3
                                                                                                                         -----------
Comprehensive loss..................                  --         --            --            --               --            (5,388)
Exercise of common stock options....               2,500         --             3            --               --                 3
                                            -------------  ---------   ------------  -------------    ----------------   -----------

Balances, April 30, 2002                       5,583,158       $558       $44,717       $(7,762)         $(7,430)          $30,083
----------------------------------------    =============  =========   ============  =============    ================   ===========

Balances, October 31, 2002                     5,583,158       $558       $44,717     $ (10,173)         $(7,085)          $28,017
----------------------------------------    -------------   --------   ------------  -------------    ----------------   -----------

Net loss............................                  --         --            --          (443)              --              (443)
Translation of foreign currency
 financial statements...............                  --         --            --            --              901               901
Unrealized loss on derivative
instruments.........................                  --         --            --            --           (1,132)           (1,132)
                                                                                                                          ----------

Comprehensive loss..................                  --         --            --            --               --              (674)
Exercise of common stock options....                  --         --            --            --               --                --
                                            -------------  ---------   ------------  -------------    ----------------    ----------
                                            ------------   ---------   ------------  -------------    ----------------    ----------

Balances, April 30, 2003                       5,583,158       $558       $44,717      $(10,616)         $(7,316)          $27,343
----------------------------------------    =============  =========   ============  =============    ================    ==========

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

The condensed financial information as of April 30, 2003 and for the three and six months ended April 30, 2003 and April 30, 2002 is unaudited, however, in our opinion, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results and financial position for the interim periods. We suggest that you read these condensed financial statements in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended October 31, 2002.

2.   HEDGING

We enter into foreign currency forward exchange contracts periodically to hedge certain forecast inter-company sales and forecast inter-company and third-party purchases denominated in foreign currencies (primarily Pound Sterling, Euro and New Taiwan Dollar). The purpose of these instruments is to mitigate the risk that the U.S. Dollar net cash inflows and outflows resulting from the sales and purchases denominated in foreign currencies will be adversely affected by changes in exchange rates. These forward contracts have been designated as cash flow hedge instruments, and are recorded in the Condensed Consolidated Balance Sheet at fair value in Other Current Assets and Accrued Expenses. Gains and losses resulting from changes in the fair value of these hedge contracts are deferred in Other Comprehensive Income and recognized as an adjustment to the related sale or purchase transaction in the period that the transaction occurs. Net losses on cash flow hedge contracts which we reclassified from Other Comprehensive Income to Cost of Sales in the second quarter ended April 30, 2003 and 2002 were $193,000 and $7,000, respectively.

At April 30, 2003, we had $1,777,000 of unrealized losses related to cash flow hedges deferred in Accumulated Other Comprehensive Income, which we expect to recognize in Cost of Sales within the next twelve months. Cash flow hedge contracts mature at various dates through April 2004.

We also enter into foreign currency forward exchange contracts to protect against the effects of foreign currency fluctuations on receivables and payables denominated in foreign currencies. These derivative instruments are not designated as hedges under Statement of Financial Accounting Standards No. 133, "Accounting Standards for Derivative Instruments and Hedging Activities" (SFAS
133), and, as a result, changes in fair value are reported currently as Other Income, Net in the Consolidated Statement of Operations consistent with the transaction gain or loss on the related foreign denominated receivable or payable. Such net transaction losses were $95,000 and $77,000 for the quarters ended April 30, 2003 and 2002, respectively.

3. EARNINGS PER SHARE

Basic and diluted earnings per common share are based on the weighted average number of our shares of common stock outstanding. Diluted earnings per common share give effect to outstanding stock options using the treasury method. The impact of all stock options for the three and six months ended April 30, 2003 were excluded from the computation of diluted earnings per share because there effect would be anti-dilutive.

4. ACCOUNTS RECEIVABLE

The allowance for doubtful accounts was $790,000 as of April 30, 2003 and $689,000 as of October 31, 2002.

5.   INVENTORIES

Inventories, priced at the lower of cost (first-in, first-out method) or market, are summarized below (in thousands):

                                           April 30, 2003      October 31, 2002
                                           --------------      ----------------
      Purchased parts and sub-assemblies    $    6,565           $   6,677
      Work-in-process                            2,606               2,251
      Finished goods                            16,919              13,620
                                           -------------       ----------------
                                            $   26,090           $  22,548
                                           =============       ================
6. SEGMENT INFORMATION

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

7. RESTRUCTURING EXPENSE AND OTHER EXPENSE, NET

During fiscal 2002, we discontinued several under-performing product lines, sold the related assets and discontinued a software development project, to enable us to focus our resources and technology development on our core products, which consist primarily of general purpose computerized machine tools for the metal cutting industry (vertical machining centers) into which our proprietary Ultimax(R) software and computer control systems have been fully integrated. At April 30, 2003, we had $43,000 accrued for costs related to five employees that are being paid severance in future periods and $1.1 million for potential expenditures related to a disputed claim in the United Kingdom regarding a terminated facility lease (See Note 9). These expenses are summarized below (in thousands):


                                         Balance                   Charges to    Balance
                  Description            10/31/02    Provision      Accrual      4/30/03
                  -----------            --------    ----------     -------      -------
Severance                                 $  264           --       $ (221)      $   43

Foreign lease termination liability        1,113           --           --        1,113
                                         --------    ----------      -------     -------
   Total                                  $1,377           --       $ (221)      $1,156

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

We were in compliance with all loan covenants at April 30, 2003, and had an unused credit availability of $6.6 million.

9. LEASEHOLD REPAIRS CONTINGENCY

We previously occupied a facility located in England under a lease that expired in April 2002. The lease required that, following expiration of the lease, we make certain repairs to the facility resulting from deterioration of the facility during the lease term. We are in settlement discussions with the lessor. We continue to believe that our reserve at $1.1 million for this contingency is appropriate.

10.  GUARANTEES

For the quarter ending April 30, 2003, we adopted Financial Accounting Standards Board Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34." FIN 45 clarifies the requirements of FASB Statement No. 5, Accounting for Contingencies, relating to the guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees.

From time to time, our German subsidiary guarantees third party lease financing residuals in connection with the sale of certain machines in Europe. At April 30, 2003 there were 25 third party guarantees totaling approximately $1.3 million. A retention of title clause allows us to obtain the machine should the customer default on the payment terms to the financing company. If default occurs, the proceeds obtained from liquidation of the machine would, we believe, cover any payments required under the guarantee.

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
                                                 Warranty Reserve
                                              -----------------------
Balance at October 31, 2002                               $1,003
Provision for warranties during the period                   670
Charges to the accrual                                      (812)
Impact of foreign currency translation                        59
                                                           ------
Balance at April 30, 2003                                  $ 920
                                                           ======

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

RESULTS OF OPERATIONS

Three Months Ended April 30, 2003 Compared to Three Months Ended April 30, 2002

The following tables set forth net sales by geographic region and product category for the second quarter ending April 30, 2003 and 2002 (in thousands):

Net Sales and Service Fees by Geographic Region

                                                                                      April 30,
                                                               ---------------------------------------------------------
                                                                         2003                           2002
                                                               --------------------------    ---------------------------
Americas                                                            $5,276         30.2%          $ 5,773         38.5%
Europe                                                              11,442         65.6%            8,954         59.7%
Asia Pacific                                                           735          4.2%              268          1.8%
                                                               ------------    ----------     ------------    ----------
     Total                                                         $17,453        100.0%         $ 14,995        100.0%
                                                               ============    ==========     ============    ==========

Net Sales and Service Fees by Product Category
                                                                                      April 30,
                                                               ---------------------------------------------------------
                                                                         2003                           2002
                                                               --------------------------     --------------------------
Continuing Products and Services
     Computerized Machine Tools                                    $13,748         78.8%          $ 9,832         65.6%
     Computer Control Systems and Software                             801          4.6%              757          5.0%
     Service Parts                                                   1,765         10.1%            1,667         11.1%
     Service Fees                                                      915          5.2%              757          5.0%
                                                               ------------    ----------     ------------    ----------
          Total                                                     17,229         98.7%           13,013         86.7%
Discontinued Products *                                                224          1.3%            1,982         13.3%
                                                               ------------    ----------     ------------    ----------
         Total                                                     $17,453        100.0%          $14,995        100.0%
                                                               ============    ==========     ============    ==========
* Discontinued product sales were made solely in the United States.

Total sales and service fees were $17.5 million in the second quarter of fiscal 2003, a $2.5 million, or 16.4%, increase compared to the prior year period. The increase was attributable primarily to a $1.9 million favorable effect of stronger European currencies when translating foreign sales and service fees to U.S. Dollars for financial reporting purposes. When measured at constant exchange rates, sales and service fees increased $521,000, or 3.5%, from the prior year period. Sales and services fees of continuing products in the United States increased $1.3 million, or 33%, fueled by the successful introduction in late fiscal 2002, of a new lower priced vertical machining center. The increase was more than offset by reduced sales of discontinued products in the United States which decreased $1.8 million, as that liquidation is substantially complete. Sales and service fees in Europe increased $584,000, or 6.5%, in constant U.S. Dollars which was also attributable to sales of the new lower priced vertical machining center model.

Sales of continuing machine tool products increased $3.9 million, or 40%, of which $1.7 million was attributable to the favorable effects of translation of sales made in foreign currencies. Unit shipments of continuing machine tool models increased 23% due to the introduction of a new lower priced vertical machining center model in late fiscal 2002. The average net selling price per unit of continuing machine tool models increased 13.5% due to the effect of the weaker U.S. Dollar when translating sales made in foreign currencies. When measured at constant exchange rates, the average net selling price per unit declined slightly due to the inclusion of the lower priced new model in the overall sales mix.

New order bookings for the second quarter of fiscal 2003 were $20.6 million, an increase of 25% as compared to $16.5 million recorded in the prior year period. New order bookings for continuing products and services increased $3.5 million, or 23%, when measured at constant exchange rates; orders for discontinued products decreased $1.8 million; and the effect of the weaker U.S. Dollar, when translating orders booked in foreign currencies, contributed $2.4 million to reported new orders, all as compared to the prior year period. The $3.5 million increase in orders for continuing products in constant U.S. Dollars was attributable almost entirely to orders for the new lower priced vertical machining center model, of which approximately 55% were in the U.S. market. Backlog was $7.3 million at April 30, 2003 compared to $5.3 million at October 31, 2002 and $3.9 million at January 31, 2003.

Gross profit margin increased in the second quarter of fiscal 2003 to 29.4% from 12.6% (19.8% excluding a $1.1 million restructuring charge) in the same period a year ago, due in large part to the effect of the weaker U.S. Dollar when converting sales made in European currencies, as well as previously reported cost reductions.

Selling, general and administrative expenses for the second quarter of fiscal 2003 of $4.6 million were substantially unchanged from the prior year. The benefits of previously reported cost reductions were offset by the unfavorable currency effect from translation of foreign selling, general and administrative expenses into U.S. Dollars.

The provision for income taxes is related to the earnings of two foreign subsidiaries. In the United States and certain other foreign jurisdictions, we have net operating carryforwards for which we have a 100% valuation reserve at April 30, 2003.

Six Months Ended April 30, 2003 Compared to Six Months Ended April 30, 2002

The following tables set forth net sales by geographic region and product category for the six months ended April 30, 2003 and 2002 (in thousands):

Net Sales and Service Fees by Geographic Region
                                                                                      April 30,
                                                               ---------------------------------------------------------
                                                                         2003                           2002
                                                               --------------------------    ---------------------------
Americas                                                           $11,266         33.7%          $11,231         33.5%
Europe                                                              21,161         63.3%           21,437         64.0%
Asia Pacific                                                           979          3.0%              847          2.5%
                                                               ------------    ----------     ------------    ----------
     Total                                                         $33,406        100.0%         $ 33,515        100.0%
                                                               ============    ==========     ============    ==========

Net Sales and Service Fees by Product Category
                                                                                      April 30,
                                                               ---------------------------------------------------------
                                                                         2003                           2002
                                                               --------------------------     --------------------------
Continuing Products and Services
     Computerized Machine Tools                                    $26,438         79.1%          $23,853         71.2%
     Computer Control Systems and Software                           1,504          4.5%            1,695          5.1%
     Service Parts                                                   3,298          9.9%            3,233          9.6%
     Service Fees                                                    1,734          5.2%            1,512          4.5%
                                                               ------------    ----------     ------------    ---------
          Total                                                     32,974         98.7%           30,293         90.4%
Discontinued Products *                                                432          1.3%            3,222          9.6%
                                                               ------------    ----------     ------------    ----------
         Total                                                     $33,406        100.0%          $33,515        100.0%
                                                               ============    ==========     ============    ==========

* Discontinued product sales were made solely in the United States.

Total sales and service fees were $33.4 million in the first half of fiscal 2003, approximating that of the prior year period. Sales and service fees benefited $3.2 million from the favorable effect of stronger European currencies when translating foreign sales to U.S. Dollars for financial reporting purposes. Sales and service fees in Europe measured at constant exchange rates declined $3.4 million, or 16%, reflecting the continuing weakness in industrial equipment spending and reduced consumption of machine tools by many manufacturing companies, particularly in Germany. In the Americas, sales and service fees of continuing products and services increased $2.8 million, or 35%, which was offset by reduced sales of discontinued products, as that inventory liquidation is substantially complete.

Sales of continuing machine tool products increased $2.6 million, or 11%, of which $2.8 million was attributable to the favorable effects from translation of sales made in foreign currencies, resulting in a slight decline in sales in constant U.S. Dollars. Unit shipments of continuing machine tool models increased 9.6%, as sales of the new lower priced vertical machining center model introduced in late fiscal 2002 more than offset a decline in the balance of the product line. The average net selling price per unit of continuing machine tool models increased approximately 12% due to the effect of the weaker U.S. Dollar when translating foreign sales to U.S. Dollars for financial reporting purposes. When measured at constant exchange rates, the average net selling price per unit declined approximately 10% due to the inclusion of the lower-priced new model in the overall sales mix. The net effect was a slight increase in the average net selling price per unit.

New order bookings for the first half of fiscal 2003 were $34.9 million, an increase of 9.2% as compared to $32.0 million recorded in the comparable prior year period. New order bookings for continuing products and services increased $2.4 million, or 8.3%, when measured at constant exchange rates; orders for discontinued products decreased $2.8 million; and the translation effect of the weaker U.S. Dollar contributed $3.3 million to reported new orders, all as compared to the prior year period. The $2.4 million increase in orders for continuing products in constant U.S. Dollars was attributable to orders for the new low cost vertical machining center model, which more than offset the effect of weak orders rates in the first fiscal quarter of 2003 related to the balance of the product line. Backlog was $7.3 million at April 30, 2003 compared to $5.3 million at October 31, 2002.

Gross profit margin increased in the first half of fiscal 2003 to 27.3% from 17.6% (20.8% excluding a $1.1 million restructuring charge) in the same period a year ago, due in large part to strengthening European currencies, particularly the Euro, as well as previously reported employee cost reductions.

Selling, general and administrative expenses for the first half of fiscal 2003 of $9.0 million were $758,000, or 8%, below those of the corresponding 2002 period, despite an unfavorable $547,000 effect of currency translation, due to previously reported cost reduction programs.

Other income, net in the first half of fiscal 2003 consisted primarily of earnings from two affiliates accounted for using the equity method. Other income in the prior year period consisted primarily of license fee income from the patent licensing program that was completed in fiscal 2002.

The provision for income taxes is related to the earnings of two foreign subsidiaries. In the United States and certain other foreign jurisdictions, we have net operating carryforwards for which we have a 100% valuation reserve at April 30, 2003.

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

LIQUIDITY AND CAPITAL RESOURCES

We had unrestricted cash and cash equivalents of $2.9 and $4.4 million at April 30, 2003 and October 31, 2002, respectively. We had $1.2 million of restricted cash at April 30, 2003 resulting from hedging arrangements that require cash to be on deposit with the institution based on open positions. Cash provided by operations totaled $586,000 in the first half of fiscal 2003 compared to $3.2 million in the prior year period.

Net working capital, excluding short-term debt, was of $21.1 million at April 30, 2003 compared to $21.7 million at October 31, 2002.

Capital investments for the first half of fiscal 2003 consisted principally of expenditures for software development projects and purchases of equipment. Cash used for investing activities during the first half of fiscal 2003 was funded by cash flow from operations.

At April 30, 2003, outstanding borrowings of $2.5 million under our domestic and European bank credit facilities were classified as a current liability because the facilities mature on December 15, 2003 and November 30, 2003, respectively. Total debt at April 30, 2003 was $8.5 million representing 23.7% of total capitalization, compared to $8.9 million, or 24.1%, of total capitalization at October 31, 2002. We were in compliance with all loan covenants at April 30, 2003 and had unused credit availability of $6.6 million.

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

ODD-LOT TENDER OFFER

On June 3, 2003, we commenced a tender offer for the purchase, at a price of $3.35 per share, of all shares of our common stock held by persons owning ninety-nine (99) or fewer shares as of the close of business on June 2, 2003. The offer will expire at 5:00 p.m. New York City time on Tuesday, July 1, 2003, unless extended or terminated earlier. If, after completion of the tender offer, we have fewer than 300 shareholders of record, we intend to terminate the registration of our common stock under the Securities Act of 1934 and become a non-reporting company. This means that we will no longer file periodic reports with the SEC, including, among other things, annual reports on Form 10-K and quarterly reports on Form 10-Q, and we will not be subject to the SEC's proxy rules. In addition, our common stock will no longer be eligible for trading in the Nasdaq market. The tender offer is being made upon the terms and subject to the conditions set forth in the Offer to Purchase and the accompanying letter of transmittal, each dated June 3, 2003, copies of which are included in our
Schedule 13E-3 Transaction Statement which we filed with the SEC on June 6,
2003.

NEW ACCOUNTING PRONOUCEMENTS

In December 2002, the Financial Accounting Standards Board issued Statement No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of SFAS No. 123, Accounting for Stock-Based Compensation" (SFAS 148). The Standard provides for (1) alternative methods of transition for an entity that voluntarily changes to the fair-value method of accounting for stock-based compensation; (2) requires more prominent disclosure of the effects of an entity's accounting policy decisions with respect to stock-based compensation on reported income; and (3) amends APB Opinion No. 28, "Interim Financial Reporting", to require disclosure of those effects in interim financial information. SFAS No. 148 is effective for fiscal years ending after December 15, 2002, and for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. We are currently reviewing alternatives related to the adoption of the fair-value method of accounting for stock-based compensation and will finalize our decision in fiscal 2003. We do not expect the adoption of SFAS 148 to have a material impact on our Condensed Consolidated Financial Statements.

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

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

There have been no material changes from the information provided in our Annual Report on Form 10-K for the fiscal year ended October 31, 2002.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
         RISK

Interest Rate Risk

Interest on our bank borrowings is affected by changes in prevailing U.S. and European interest rates. At April 30, 2003, outstanding borrowings under our bank credit facilities were $2.5 million and our total indebtedness was $8.5 million.

Foreign Currency Exchange Risk

In the second quarter of fiscal 2003, approximately 72% of our sales and service fees, including export sales, were derived from foreign markets. All of our computerized machine systems and computer numerical control systems, as well as certain proprietary service parts, are sourced by our U.S.-based engineering and manufacturing division and re-invoiced to our foreign sales and service subsidiaries, primarily in their functional currencies.

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

Forward contracts for the sale or purchase of foreign currencies as of April 30, 2003 which are designated as cash flow hedges under SFAS No. 133 were as follows:

                                                                   Contract Amount at Forward
                                                         Weighted     Rates in U.S. Dollars
                                        Notional Amount    Avg.     ------------------------
         Forward                          in Foreign      Forward    At Date of       April 30,
         Contracts                         Currency        Rate       Contract          2003        Maturity Dates
         ----------                     ---------------   -------    -----------      ---------     --------------
       Sale Contracts:
                                                                                                       May 2003 -
         Euro                            14,400,000        1.0379     $14,945,760    $16,007,014       April 2004
                                                                                                       May 2003 -
         Sterling                           940,000        1.5598      $1,466,212     $1,492,294       April 2004

       Purchase Contracts:

         New Taiwan Dollar              175,000,000        34.32*      $5,099,068    $5,028,118    May - September 2003

Forward contracts for the sale of foreign currencies as of April 30, 2003, which were entered into to protect against the effects of foreign currency fluctuations on receivables and payables denominated in foreign currencies were as follows:

                                                                   Contract Amount at Forward
                                                         Weighted     Rates in U.S. Dollars
                                        Notional Amount    Avg.     ------------------------
         Forward                          in Foreign      Forward    At Date of       April 30,
         Contracts                         Currency        Rate       Contract          2003        Maturity Dates
         ----------                     ---------------   -------    -----------      ---------     --------------
       Sale Contracts:

         Euro                            5,297,080       1.0854        $5,749,451     $5,912,204      May - June 2003

         Singapore Dollar                2,087,377        .5648        $1,178,976     $1,177,171      May - June 2003

         Sterling                          756,332       1.5750        $1,191,223     $1,206,884      May - June 2003

       Purchase Contracts:

         New Taiwan Dollar             149,700,000       34.49*        $4,340,389     $4,297,727      May - June 2003

*  NT Dollars per U.S. Dollars

Item 4.  CONTROLS AND PROCEDURES

Within 90 days prior to the date of this report, we carried out an evaluation under the supervision and with participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of the evaluation date. There were no significant changes in the internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date.

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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------- ---------------------------------------------------

At our Annual Meeting of Shareholders held on April 3, 2002, the following individuals were elected to the Board of Directors by the following votes cast at the meeting:

                                                                    Abstentions
                                                                     and Broker
                                                      For             Non-Votes
Robert W. Cruickshank                               4,900,374           81,371
Michael Doar                                        4,900,294           81,451
Richard T. Niner                                    4,900,494           81,251
O. Curtis Noel                                      4,899,890           81,855
Charles E. M. Rentschler                            4,900,294           81,481
Gerald V. Roch                                      4,899,890           81,855


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K
------   --------------------------------

(a) Exhibits:

         11       Statement re: Computation of Per Share Earnings

99.1 Certification pursuant to 18 U.S.C. Section 1350 by the Chief Executive Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certification pursuant to 18 U.S.C. Section 1350 by the Chief Financial Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K:

        Report filed on May 22, 2003 furnishing items under Item 9. Regulation FD Disclosure.

        Report filed on June 3, 2003 furnishing items under Item 5. Regulation FD Disclosure.

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





June 13, 2003

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

    b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    c. Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

    a. All significant deficiencies in the design or operations of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


/s/ Michael Doar
Michael Doar
Chairman & Chief Executive Officer
June 12, 2003

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

        b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

        c. Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

        a. All significant deficiencies in the design or operations of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


/s/ Roger J. Wolf
Roger J. Wolf
Senior Vice President & Chief Financial Officer
June 12, 2003

                                   EXHIBIT 11
                 Statement Re: Computation of Per Share Earnings


                                                       Three Months Ended                                Six Months Ended
                                                           April 30,                                         April 30,
                                      ----------------------------------------------------------------------------------------------
                                             2003                     2002                     2003                    2002
                                      --------------------- ----------------------- ------------------------ -----------------------
(in thousands, except per share amount)
                                      Basic       Diluted      Basic      Diluted       Basic      Diluted       Basic     Diluted
                                      --------------------- ----------------------- ------------------------ -----------------------
Net income (loss)                     $ 139        $ 139    $(4,211)    $(4,211)      $ (443)     $ (443)     $(5,852)    $(5,852)

Weighted average shares
  outstanding                         5,583        5,583       5,583       5,583        5,583       5,583       5,583       5,583

Dilutive effect of stock options         --           --          --          --           --          --          --          --
                                      --------------------- ----------------------- ------------------------ -----------------------
                                      5,583        5,583       5,583       5,583        5,583       5,583       5,583       5,583

Earnings (loss) per common share     $ 0.02       $ 0.02    $ (0.75)     $(0.75)       $(0.08)     $(0.08)     $(1.05)     $(1.05)
                                     ====================== ======================= ======================== =======================

                                                               exhibit 99.1


                            Certification pursuant to
                             18 U.S.C. Section 1350,
                             as adopted pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002


In connection with the Quarterly Report of Hurco Companies, Inc., (the "Company") on Form 10-Q for the Quarter ending April 30, 2003 as filed with the Securities and Exchange Commission on June , 2003 (the "Report"), I, Michael Doar, Chairman and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



/s/ Michael Doar
Michael Doar
Chairman & Chief Executive Officer
June 12, 2003


A signed original of this written statement required by Section 906 has been provided to Hurco Companies, Inc. ("Hurco") and will be retained by Hurco and furnished to the Securities and Exchange Commission or its staff upon request.

                                                                   exhibit 99.2


                            Certification pursuant to
                             18 U.S.C. Section 1350,
                             as adopted pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002


In connection with the Quarterly Report of Hurco Companies, Inc., (the "Company") on Form 10-Q for the quarter ending April 30, 2003 as filed with the Securities and Exchange Commission on June , 2003 (the "Report"), I, Roger J. Wolf, Senior Vice President and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



/s/ Roger J. Wolf
Roger J. Wolf
Senior Vice President & Chief Financial Officer
June 12, 2003


A signed original of this written statement required by Section 906 has been provided to Hurco Companies, Inc. ("Hurco") and will be retained by Hurco and furnished to the Securities and Exchange Commission or its staff upon request.