Form 10-Q
period 2003-07-31
HURCO COMPANIES INC
filed 2003-09-11
CIK 315374

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q



(Mark One)

  X Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended July 31, 2003 or Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to _________.


Commission File No. 0-9143


                              HURCO COMPANIES, INC.
             (Exact name of registrant as specified in its charter)

               Indiana                                35-1150732
--------------------------------------      ---------------------------------
   (State or other jurisdiction of       (I.R.S. Employer Identification Number)
   incorporation or organization)

       One Technology Way
       Indianapolis, Indiana                             46268
--------------------------------------      ---------------------------------
(Address of principal executive offices)               (Zip code)

Registrant's telephone number, including area code              (317) 293-5309
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


The number of shares of the Registrant's common stock outstanding as of September 10, 2003 was 5,575,987.

                              HURCO COMPANIES, INC.
                      July 2003 Form 10-Q Quarterly Report

                                Table of Contents

                         Part I - Financial Information

Item 1.       Condensed Financial Statements

              Condensed Consolidated Statement of Operations -
                  Three months and nine months ended July 31, 2003 and 2002...................................     3

              Condensed Consolidated Balance Sheet -
                  As of July 31, 2003 and October 31, 2002....................................................     4

              Condensed Consolidated Statement of Cash Flows -
                  Three months and nine months ended July 31, 2003 and 2002...................................     5

              Condensed Consolidated Statement of Changes in Shareholders' Equity -
                  Nine months ended July 31, 2003 and 2002....................................................     6

              Notes to Condensed Consolidated Financial Statements............................................     7


Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations.............................................................    10

Item 3.       Quantitative and Qualitative Disclosures About Market Risk......................................    17

Item 4.       Controls and Procedures.........................................................................    19


                           Part II - Other Information



Item 1.       Legal Proceedings...............................................................................    20


Item 6.       Exhibits and Reports on Form 8-K................................................................    20


Signatures....................................................................................................    21

                         PART I - FINANCIAL INFORMATION

Item 1.       CONDENSED FINANCIAL STATEMENTS
------        ------------------------------

                              HURCO COMPANIES, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                      (In thousands, except per share data)

                                                                Three Months Ended                  Nine Months Ended
                                                                      July 31                            July 31
                                                           ------------------------------    ---------------------------------
                                                              2003             2002              2003               2002
-------------------------------------------------------    ------------    --------------    --------------     --------------
                                                                    (unaudited)                          (unaudited)
Sales and service fees.............................          $ 18,354      $    18,204       $     51,760       $     51,719

Cost of sales and service..........................            13,280           13,823             37,564             40,369

Cost of sales - restructuring......................                --               --                 --              1,083
                                                           ------------    --------------    --------------     --------------
     Gross profit                                               5,074            4,381             14,196             10,267

Selling, general and administrative expenses.......             4,332            4,672             13,323             14,421

Restructuring and other expense, net...............                --               --                 --              1,751
                                                           ------------    --------------    --------------     --------------
     Operating income (loss)                                      742             (291)               873             (5,905)

Interest expense...................................               167              159                476                469

Other income (expense), net........................               (43)             (47)                 5                153
                                                           ------------    --------------    --------------     --------------

     Income (loss) before taxes....................               532             (497)               402             (6,221)

Provision for income taxes.........................               201              154                514                282
                                                           ------------    --------------    --------------     --------------

Net income (loss)..................................        $      331      $      (651)      $       (112)      $     (6,503)
                                                           ============    ==============    ==============     ==============
Earnings (loss) per common share

     Basic.........................................        $     0.06      $     (0.12)      $      (0.02)      $      (1.16)
                                                           ============    ==============    ==============     ==============
     Diluted.......................................        $     0.06      $     (0.12)      $      (0.02)      $      (1.16)
                                                           ============    ==============    ==============     ==============
Weighted average common shares outstanding

     Basic.........................................             5,583            5,583              5,583              5,583
                                                           ============    ==============    ==============     ==============
     Diluted.......................................             5,630            5,583              5,583              5,583
                                                           ============    ==============    ==============     ==============

The accompanying notes are an integral part of the condensed consolidated financial statements.

                              HURCO COMPANIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                             (Dollars in thousands)

                                                                                           July 31, 2003     October 31, 2002
                                                                                            (unaudited)        (unaudited)
ASSETS
Current assets:
     Cash and cash equivalents......................................................       $     3,227       $       4,358
     Cash - restricted..............................................................               521                  --
     Accounts receivable............................................................            11,545              13,425
     Inventories....................................................................            26,018              22,548
     Other..........................................................................             1,851               1,204
                                                                                           --------------    ----------------
         Total current assets.......................................................            43,162              41,535
Property and equipment:
     Land...........................................................................               761                 761
     Building.......................................................................             7,221               7,203
     Machinery and equipment........................................................            10,469              10,144
     Leasehold improvements.........................................................               503                 396
                                                                                           --------------    ----------------
                                                                                                18,954              18,504
         Less accumulated depreciation and amortization.............................           (10,494)             (9,696)
                                                                                           --------------    ----------------
                                                                                                 8,460               8,808
                                                                                           --------------    ----------------
Software development costs, less amortization.......................................             1,787               1,604
Investments and other assets........................................................             5,071               5,205
                                                                                           --------------    ----------------
                                                                                           $    58,480       $      57,152
                                                                                           ==============    ================
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable...............................................................       $    11,318       $       9,856
     Accrued expenses...............................................................             8,396              10,016
     Bank debt......................................................................             2,200                  --
     Current portion of long-term debt..............................................               981               1,313
                                                                                           --------------    ----------------
         Total current liabilities..................................................            22,895              21,185
Non-current liabilities:
     Long-term debt.................................................................             7,153               7,572
     Deferred credits and other obligations.........................................               446                 378
                                                                                           --------------    ----------------
         Total non-current liabilities..............................................             7,599               7,950
Shareholders' equity:
     Preferred stock:  no par value per share; 1,000,000 shares.....................
         authorized; no shares issued...............................................                --                  --
     Common stock:  no par value; $.10 stated value per share;
         12,500,000 shares authorized, and 5,583,158
          shares issued.............................................................               558                 558
     Additional paid-in capital.....................................................            44,717              44,717
     Accumulated deficit............................................................           (10,285)            (10,173)
     Accumulated other comprehensive income.........................................            (7,004)             (7,085)
                                                                                           --------------    ----------------
         Total shareholders' equity.................................................            27,986              28,017
                                                                                           --------------    ----------------
                                                                                           $    58,480       $      57,152
                                                                                           ==============    ================
The accompanying notes are an integral part of the condensed consolidated financial statements.

                              HURCO COMPANIES, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Dollars in thousands)

                                                                       Three Months Ended             Nine Months Ended
                                                                            July 31                        July 31
                                                                     2003             2002           2003           2002
                                                                  ------------    -------------   -----------   -------------
Cash flows from operating activities:
   Net income (loss)                                              $     331       $     (651)     $  (112)      $   (6,503)
   Adjustments to reconcile net income (loss) to net
      cash provided by (used for) operating activities:...
     Restructuring and other expense......................               --             (173)           --           2,346
     Equity in (income) loss of affiliates................              (11)             (11)         (156)             --
     Depreciation and amortization........................              358              485         1,073           1,475
     Change in assets and liabilities:
        (Increase) decrease in accounts receivable........              (69)            (372)        2,751           3,197
        (Increase) decrease in inventories................             (178)           1,638        (2,608)          6,391
        Increase (decrease) in accounts payable...........             (854)           1,404         1,287            (430)
        Increase (decrease) in accrued expenses...........           (1,036)             447        (3,061)           (568)
        Other.............................................             (352)            (647)         (399)           (613)
                                                                  ------------    -------------   -----------   -------------
        Net cash provided by (used for)
        operating activities..............................           (1,811)           2,120        (1,225)          5,295
                                                                  ------------    -------------   -----------   -------------
Cash flows from investing activities:
   Proceeds from sale of equipment........................              --                26            --              71
   Purchase of property and equipment.....................              (86)            (480)         (381)        (1,096)
   Software development costs.............................             (252)            (132)         (454)          (417)
   Change in restricted cash..............................              629               --          (521)             --
   Other investments......................................                6              155           (20)          1,046
                                                                  ------------    -------------   -----------   -------------
     Net cash provided by (used for) investing activities.              297             (431)       (1,376)          (396)
                                                                  ------------    -------------   -----------   -------------
Cash flows from financing activities:
   Advances on bank credit facilities.....................            17,952           6,450        38,631          19,025
   Repayment on bank credit facilities....................           (15,867)         (8,350)     (36,757)        (28,925)
   Proceeds from first mortgage...........................               --               --            --          4,500
   Repayment on first mortgage............................               (27)            (15)          (76)           (15)
   Repayment of term debt.................................              (336)             --          (673)             --
   Proceeds from exercise of common stock options.........                --              --            --              4
                                                                  ------------    -------------   -----------   -------------
     Net cash provided by (used for)
     financing activities.................................             1,722           (1,915)       1,125         (5,411)
                                                                  ------------    -------------   -----------   -------------
Effect of exchange rate changes on cash...................                71              170          345             151
                                                                  ------------    -------------   -----------   -------------
Net increase (decrease in cash and cash equivalents.......               279              (56)      (1,131)          (361)

Cash and cash equivalents at begining of period...........             2,948            3,218        4,358           3,523
                                                                  ------------    -------------   -----------   -------------
Cash and cash equivalents at end of period................        $    3,227      $     3,162     $  3,227      $    3,162
                                                                  ============    =============   ===========   =============
The accompanying notes are an integral part of the condensed consolidated financial statements.

                              HURCO COMPANIES, INC.
             CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                  For the nine months ended July 31, 2003 and 2002

                                                  Common Stock
                                            --------------------------
                                                                                                         Accumulated
                                               Shares                     Additional                       Other
                                              Issued &                      Paid-In      Accumulated    Comprehensive
                                            Outstanding       Amount        Capital        Deficit       Income (loss)      Total
                                            -------------    ---------    ------------  -------------  ---------------   -----------
                                                                            (Dollars in thousands)
Balances, October 31, 2001                    5,580,658      $    558     $   44,714    $    (1,910)    $     (7,894)    $   35,468
----------------------------------------    -------------    ---------    ------------  -------------  ---------------   -----------
Net loss............................                 --           --              --         (6,503)              --         (6,503)
Translation of foreign currency
   financial statements.............                 --           --              --             --              870            870
Unrealized loss on derivative
   instruments......................                 --           --              --             --             (215)         (215)
                                                                                                                         -----------
Comprehensive loss..................                 --           --              --             --               --        (5,848)
Exercise of common stock options....              2,500           --               3             --               --             3
                                            -------------    ---------    ------------  -------------    -------------   -----------

Balances, July 31, 2002                       5,583,158      $    558     $    44,717   $    (8,413)      $   (7,239)    $   29,623
----------------------------------------    =============    =========    ============  =============    =============   ===========

                                                 Common Stock
                                            --------------------------
                                                                                                         Accumulated
                                               Shares                     Additional                       Other
                                              Issued &                      Paid-In      Accumulated    Comprehensive
                                            Outstanding       Amount        Capital        Deficit       Income (loss)      Total
                                            -------------    ---------    ------------  -------------  ---------------   -----------
                                                                            (Dollars in thousands)

Balances, October 31, 2002                    5,583,158      $    558     $    44,717   $   (10,173)      $   (7,085)     $  28,017
----------------------------------------    -------------    ---------    ------------  -------------    -------------   -----------

Net loss............................                 --            --             --           (112)              --          (112)
Translation of foreign currency
   financial statements.............                 --            --             --             --            1,032         1,032
Unrealized loss on derivative
   instruments......................                 --            --             --             --             (951)         (951)
                                                                                                                          ----------
Comprehensive loss..................                 --            --             --             --               --           (31)
Exercise of common stock options....                 --            --             --             --               --            --
                                            -------------    ---------    ------------  -------------    -------------    ----------

Balances, July 31, 2003                        5,583,158     $    558     $   44,717    $   (10,285)      $   (7,004)     $  27,986
----------------------------------------    =============    =========    ============  =============    =============    ==========


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

The condensed financial information as of July 31, 2003 and for the three and nine months ended July 31, 2003 and July 31, 2002 is unaudited; however, in our opinion, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results and financial position for the interim periods. We suggest that you read these condensed consolidated financial statements in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended October 31, 2002.

2.       HEDGING

We enter into foreign currency forward exchange contracts periodically to hedge certain forecast inter-company sales and forecast inter-company and third-party purchases of product denominated in foreign currencies (primarily Pound Sterling, Euro and New Taiwan Dollar). The purpose of these instruments is to mitigate the risk that the U.S. Dollar net cash inflows and outflows resulting from the sales and purchases denominated in foreign currencies will be adversely affected by changes in exchange rates. These forward contracts have been designated as cash flow hedge instruments, and are recorded in the Condensed Consolidated Balance Sheet at fair value in Other Current Assets and Accrued Expenses. Gains and losses resulting from changes in the fair value of these hedge contracts are deferred in Accumulated Other Comprehensive Income and recognized as an adjustment to cost of sales in the period that the sale of the related hedged item is recognized, thereby providing an offsetting economic impact against the corresponding change in the U.S. dollar value of the inter-company sale or purchase item being hedged.

At July 31, 2003, we had $1,596,000 of losses related to cash flow hedges deferred in Accumulated Other Comprehensive Income. Of this amount, $635,000 represents unrealized losses related to future cash flow hedge instruments that remain subject to currency fluctuation risk. These deferred losses will be recorded as an adjustment to cost of sales in the periods through October 31, 2004, in which the sale of the related hedged item is recognized, as described above. Net losses on cash flow hedge contracts which we reclassified from Other Comprehensive Income to Cost of Sales in the quarters ended July 31, 2003 and 2002 were $336,000 and $47,000, respectively.

We also enter into foreign currency forward exchange contracts to protect against the effects of foreign currency fluctuations on receivables and payables denominated in foreign currencies. These derivative instruments are not designated as hedges under Statement of Financial Accounting Standards No. 133, "Accounting Standards for Derivative Instruments and Hedging Activities" (SFAS
133), and, as a result, changes in fair value are reported currently as Other Income, Net in the Consolidated Statement of Operations consistent with the transaction gain or loss on the related foreign denominated receivable or payable. Such net transaction losses were $48,000 and $52,000 for the quarters ended July 31, 2003 and 2002, respectively.

3. STOCK OPTIONS

At July 31, 2003, we had two stock-based compensation plans for employees and non-employee directors, which is described more fully in the notes to the consolidated financial statements included in our 2002 annual report on Form 10-K. We account for those plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. No stock based compensation cost is reflected in net earnings related to those plans, as all stock options granted had exercise prices equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock Based Compensation," to the above plans.

                                                               3 Months Ended July 31           9 Months Ended July 31
                                                             ---------------------------    --------------------------------
                                                                2003            2002            2003              2002
                                                             -----------     -----------    -------------     --------------
Net income, as reported.............................         $    331        $   (651)      $      (112)      $   (6,503)

Deduct:   Total  stock-based   employee   compensation
expense  determined  under fair value based method for
all awards, net of related tax effects..............             (49)             (91)             (148)            (273)
                                                             -----------     -----------    -------------     --------------

Pro forma net income (loss).........................         $    282        $   (742)      $      (260)      $   (6,776)
                                                             ===========     ===========    =============     ==============

Earnings per share:

     Basic as reported..............................         $   0.06        $  (0.12)      $     (0.02)      $    (1.16)
     Basic pro forma................................             0.05           (0.13)            (0.05)           (1.21)


     Diluted as reported............................         $   0.06           (0.12)      $     (0.02)      $    (1.16)
     Diluted pro forma..............................             0.05           (0.13)            (0.05)           (1.21)

4. EARNINGS PER SHARE

Basic and diluted earnings per common share are based on the weighted average number of our shares of common stock outstanding. Diluted earnings per common share give effect to outstanding stock options using the treasury method. The impact of stock options for the three months ended July 31, 2003 was 47,000, while the impact for the nine months ended July 31, 2003 was excluded from the computation of diluted earnings per share because their effect would be anti-dilutive.

5. ACCOUNTS RECEIVABLE

The allowance for doubtful accounts was $785,000 as of July 31, 2003 and $689,000 as of October 31, 2002.

6.       INVENTORIES

Inventories, priced at the lower of cost (first-in, first-out method) or market, are summarized below (in thousands):
                                               July 31, 2003    October 31, 2002
                                               -------------    ----------------
         Purchased parts and sub-assemblies        $  6,764         $     6,677
         Work-in-process                              2,366               2,251
         Finished goods                              16,888              13,620
                                                     ------              ------
                                                   $ 26,018         $    22,548
                                                     ======              ======

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

8. RESTRUCTURING EXPENSE AND OTHER EXPENSE, NET

During fiscal 2002, we discontinued several under-performing product lines, sold the related assets and discontinued a software development project, to enable us to focus our resources and technology development on our core products, which consist primarily of general purpose computerized machine tools for the metal cutting industry (vertical machining centers) into which our proprietary Ultimax(R) software and computer control systems have been fully integrated. At July 31, 2003, we had $23,000 accrued for costs related to employees that will be paid severance in future periods and $1.2 million for potential expenditures related to a disputed claim in the United Kingdom regarding a terminated facility lease (See Note 9). These expenses are summarized below (in thousands):

                                                Balance                      Charges to                         Balance
                Description                     10/31/02      Provision       Accrual        Translation        7/31/03
                -----------                     --------      ---------       -------        -----------        -------
Severance                                    $       264     $       --    $      (241)    $           --   $         23

Foreign lease termination liability                1,113             --              --                97          1,210
                                             -----------     ----------    ------------    --------------   ------------
   Total                                     $     1,377     $       --    $      (241)                97   $      1,233

9. DEBT AGREEMENTS

During the past several quarters, we have been in discussions with several lenders to replace our existing long-term credit facility, which matures and, unless extended, will expire on December 15, 2003. We are currently in negotiations regarding proposed terms of a replacement domestic facility, and we believe, but cannot assure you, that we will be able to obtain a replacement domestic facility under acceptable terms. Failure to obtain a replacement facility or extension of our current facility would have a material adverse effect on our business and financial condition. Effective September 1, 2003, we modified our European credit facility, extending its maturity date to August 31, 2004. Outstanding borrowings under this facility of $2.5 million are classified as long-term debt at July 31, 2003.

We were in compliance with all loan covenants at July 31, 2003, and had an unused credit availability of $4.9 million.

10. LEASEHOLD REPAIRS CONTINGENCY

We previously occupied a facility located in England under a lease that expired in April 2002. The lease required that, following expiration of the lease, we make certain repairs to the facility resulting from deterioration of the facility during the lease term. We are in settlement negotiations with the lessor. We continue to believe that our reserve of $1.2 million for this contingency is appropriate.

11.      GUARANTEES

During the period ending January 31, 2003, we adopted Financial Accounting Standards Board Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34." FIN 45 clarifies the requirements of FASB Statement No. 5, Accounting for Contingencies, relating to the guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees.

From time to time, our German subsidiary guarantees third party lease financing residuals in connection with the sale of certain machines in Europe. At July 31, 2003 there were 27 third party guarantees totaling approximately $1.4 million. A retention of title clause allows us to obtain the machine should the customer default on the payment terms to the financing company. If default occurs, the proceeds obtained from liquidation of the machine would, we believe, cover any payments required under the guarantee.

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
                                                           Warranty Reserve
                                                         ---------------------
                Balance at October 31, 2002                  $       1,003
                Provision for warranties during the period           1,023
                Charges to the accrual                              (1,242)
                Impact of foreign currency translation                  63
                                                         ---------------------
                Balance at July 31, 2003                     $         847
                                                         =====================

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
------   -----------------------------------------------------------------------

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

RESULTS OF OPERATIONS

Three Months Ended July 31, 2003 Compared to Three Months Ended July 31, 2002

Hurco's operating results for the third quarter of fiscal 2003 were favorably impacted to a significant extent by changes in foreign currency exchange rates, particularly the Euro, in relation to the U.S. Dollar, when translating sales and operating expenses of foreign subsidiaries to U.S. Dollars for financial reporting purposes. As noted in the following table, approximately 61.2% of Hurco's net sales and service fees in the third quarter of 2003 were derived from European markets. The weighted average exchange rate for the Euro during the most recent fiscal quarter was $1.14, as compared to $.96 for the comparable prior year period, an increase of 19%.

                 Net Sales and Service Fees by Geographic Region

The following table sets forth net sales and service fees by geographic region for the third quarter ending July 31, 2003 and 2002 (in thousands):

                                            July 31,
                     --------------------------------------------------------
                                2003                           2002
                     --------------------------    ---------------------------
Americas            $    6,146         33.5%      $    6,789         37.3%
Europe                  11,226         61.2%          10,767         59.1%
Asia Pacific               982          5.3%             648          3.6%
                     ------------    ----------    -------------   -----------
     Total          $   18,354        100.0%      $   18,204        100.0%
                     ============    ==========    =============   ===========

Total sales and service fees on a worldwide basis were $18.4 million in the third quarter of fiscal 2003, a $150,000, or 0.8%, increase compared to the prior year period. In the Americas, sales and service fees from continuing products and services increased $940,000, or 18%, fueled by the successful introduction of a new lower priced vertical machining center model in late fiscal 2002. This increase was more than offset by a decrease of $1.6 million in sales of discontinued products. The liquidation of discontinued products is now substantially complete. In Europe, sales and service fees benefited by $1.6 million from the favorable effect of stronger European currencies when translating sales and service fees to U.S. dollars for financial reporting purposes. However, when measured at constant exchange rates, sales and service fees in Europe decreased $1.1 million, or 10%, reflecting the continuing weakness in industrial equipment spending and reduced consumption of machine tools by many manufacturing companies, particularly in Germany. Sales and service fees in Asia Pacific were not significantly affected by currency rates, but reflect improved activity in Asian markets.

                 Net Sales and Service Fees by Product Category

The following table sets forth net sales and service fees by product category for the third quarter ending July 31, 2003 and 2002 (in thousands):

                                                                                       July 31,
                                                               ---------------------------------------------------------
                                                                         2003                           2002
                                                               --------------------------    ---------------------------
Continuing Products and Services
     Computerized Machine Tools                                $   14,740         80.3%      $   12,967           71.2%
     Computer Control Systems and Software                            741          4.0%             776            4.3%
     Service Parts                                                  1,940         10.6%           2,006           11.0%
     Service Fees                                                     899          4.9%             840            4.6%
                                                                ----------     ----------    -------------    ----------
         Total                                                     18,320         99.8%          16,589           91.1%
Discontinued Products *                                                34          0.2%           1,615            8.9%
                                                               ------------    ----------    -------------    ----------
         Total                                                 $   18,354        100.0%      $   18,204          100.0%
                                                               ============    ==========    =============    ==========

* Discontinued product sales were made solely in the United States.

Sales of continuing machine tool models increased $1.8 million, or 14%, of which $1.4 million was attributable to the favorable effects of foreign currency translation. Unit shipments of continuing machine tool models increased 31% due to the introduction of a new lower priced vertical machining center model in late fiscal 2002. The average net selling price per continuing unit decreased 13% due to the product mix shifting to the lower priced vertical machining center, along with some discounting, the effects of which were partially offset by the effects of currency translation. When measured in constant exchange rates, the average net selling price per continuing machine unit decreased 22%. Revenues from continuing non-machine sales and service fees approximated that of the prior year period.

New order bookings for the third quarter of fiscal 2003 were $18.9 million, an increase of 7% as compared to $17.6 million recorded in the prior year period. This increase was influenced by three factors: (1) at constant exchange rates, new order bookings for continuing products and services increased $1.0 million, or 6%; (2) orders for discontinued products decreased $1.6 million; and (3) the effect of the weaker U.S. dollar, when translating orders booked in foreign currencies, increased new orders booked by $1.9 million. The $1.0 million increase in orders for continuing products in constant U.S. dollars was attributable almost entirely to orders for the new lower priced vertical machining center model. Backlog was $7.3 million at July 31, 2003, compared to $5.3 million at October 31, 2002 and $6.8 million at April 30, 2003.

Gross profit margin increased in the third quarter of fiscal 2003 to 27.6% from 24.1% in the same period a year ago, due in large part to strengthening European currencies, particularly the Euro, as well as to previously reported cost reductions. The favorable effect of changes in currency rates on gross profit margin for the period was partially offset by losses on forward hedge contracts related to product shipped in the period, as described in Note 2.

Selling, general and administrative ("SG&A") expenses for the third quarter of fiscal 2003 of $4.3 million were $340,000, or 7% lower than the same period in the prior year. SG&A expenses increased approximately $271,000 due to the effects of a weaker U.S. Dollar when translating expenses incurred outside the United States for financial reporting purposes. However, when measured at constant exchange rates, SG&A expenses decreased $611,000, or 13%, from the prior year period, as a result of previously reported employee cost reductions, lower research and development expenses, and reduced sales and marketing expenditures.

The provision for income taxes is related to the earnings of two foreign subsidiaries. In the United States and certain other foreign jurisdictions, we have net operating loss carryforwards for which we have a 100% valuation reserve at July 31, 2003.

Nine Months Ended July 31, 2003 Compared to Nine Months Ended July 31, 2002

Similar to the third quarter, Hurco's operating results for the nine months ended July 31, 2003 were favorably impacted to a significant extent by changes in foreign currency exchange rates, particularly the Euro, in relation to the U.S. Dollar, when translating sales and operating expenses of foreign subsidiaries to U.S. Dollars for financial reporting purposes. As noted in the following table, approximately 62.5% of Hurco's net sales and service fees in the third quarter of 2003 were derived from European markets. The weighted average exchange rate for the Euro during the first nine months of fiscal 2003 was $1.09, as compared to $.91 for the comparable prior year period, an increase of 19%.

                 Net Sales and Service Fees by Geographic Region

The following table sets forth net sales and service fees by geographic region for the nine months ended July 31, 2003 and 2002 (in thousands):

                                           July 31,
                    ---------------------------------------------------------
                               2003                           2002
                     --------------------------    ---------------------------
Americas           $   17,411          33.6%      $   18,020          34.8%
Europe                 32,387          62.5%          32,204          62.3%
Asia Pacific            1,962           3.9%           1,495           2.9%
                     ------------    ----------     ------------    ----------
      Total        $   51,760         100.0%      $   51,719         100.0%
                     ============    ==========     ============    ==========

Total sales and service fees on a worldwide basis were $51.8 million in the first nine months of fiscal 2003, approximating that of the prior year period. In the Americas, sales and service fees from continuing products and services increased $3.8 million, or 29%, due primarily to the successful introduction of a new lower priced vertical machining center model in late fiscal 2002. This increase was more than offset by a decrease of $4.4 million in sales of discontinued products. The liquidation of discontinued products is now substantially complete. In Europe, sales and service fees benefited by $4.8 million from the favorable effect of stronger European currencies when translating sales and service fees to U.S. dollars for financial reporting purposes. However, when measured at constant exchange rates, sales and service fees in Europe decreased $4.6 million, or 14%, reflecting the continuing weakness in industrial equipment spending and reduced consumption of machine tools by many manufacturing companies, particularly in Germany. Sales and service fees in Asia Pacific were not significantly affected by currency rates, but reflect improved activity in Asian markets.

                 Net Sales and Service Fees by Product Category

The following table sets forth net sales and service fees by product category for the nine months ended July 31, 2003 and 2002 (in thousands):

                                                                                       July 31,
                                                               ---------------------------------------------------------
                                                                         2003                           2002
                                                               --------------------------     --------------------------
Continuing Products and Services
     Computerized Machine Tools                                $   41,178          79.6%      $    36,820         71.2%
     Computer Control Systems and Software                          2,244           4.3%            2,471          4.8%
     Service Parts                                                  5,238          10.1%            5,239         10.1%
     Service Fees                                                   2,633           5.1%            2,352          4.5%
                                                               ------------    ----------     ------------    ----------
       Total                                                       51,293          99.1%           46,882         90.6%
Discontinued Products *                                               467           0.9%            4,837          9.4%
                                                               ------------    ----------     ------------    ----------
       Total                                                   $   51,760         100.0%      $    51,719        100.0%
                                                               ============    ==========     ============    ==========

* Discontinued product sales were made solely in the United States.

Sales of continuing machine tool products increased $4.4 million, or 12%, of which $4.3 million was attributable to the favorable effects of foreign currency translation, resulting in almost no change in total sales and service fees in constant U.S. Dollars. Unit shipments of continuing machine tool models increased 22%, as sales of the new lower priced vertical machining center model introduced in late fiscal 2002 more than offset a decline in the balance of the product line. The average net selling price per unit of continuing machine tool models decreased approximately 8% due to product mix and discounting, the effects of which were partially offset by the favorable effects of currency translation. When measured at constant exchange rates, the average net selling price per continuing unit declined approximately 18%. Revenues from continuing non-machine sales and service fees approximated that of the prior year period.

New order bookings for the first nine months of fiscal 2003 were $53.3 million, an increase of 8% as compared to $49.6 million recorded in the comparable prior year period. New order bookings for continuing products and services increased $3.1 million, or 7%, when measured at constant exchange rates; orders for discontinued products decreased $4.4 million; and the translation effect of the weaker U.S. Dollar contributed $5.0 million to reported new orders, all as compared to the prior year period. The $3.1 million increase in orders for continuing products in constant U.S. Dollars was attributable to orders for the new low cost vertical machining center model, which more than offset the effect of weak order rates in the first fiscal quarter of 2003 related to the balance of the product line.

Gross profit margin increased in the first nine months of fiscal 2003 to 27.4% from 19.9% (21.9% excluding a $1.1 million restructuring charge) in the same period a year ago, due in large part to strengthening European currencies, particularly the Euro in relation to the U.S. dollar, as well as previously reported employee cost reductions. The favorable effect of changes in currency rates on gross profit margin for the period was partially offset by losses on forward hedge contracts related to product shipped in the period, as described in Note 2.

Selling, general and administrative ("SG&A") expenses for the first nine months of fiscal 2003 of $13.3 million were $1.1 million, or 8%, below those of the corresponding 2002 period. SG&A expenses increased approximately $853,000, due to the effects of a weaker U.S. Dollar when translating expenses incurred outside the United States for financial reporting purposes. When measured at constant exchange rates, SG&A expenses decreased $1.9 million or 13%, from the prior year period, as a result of previously reported employee cost reductions, lower research and development expenses, and reduced sales and marketing expenditures.

The provision for income taxes is related to the earnings of two foreign subsidiaries. In the United States and certain other foreign jurisdictions, we have net operating loss carryforwards for which we have a 100% valuation reserve at July 31, 2003.

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

LIQUIDITY AND CAPITAL RESOURCES

We had unrestricted cash and cash equivalents of $3.2 and $4.4 million at July 31, 2003 and October 31, 2002, respectively. We had $521,000 of restricted cash at July 31, 2003 resulting from hedging arrangements that require cash to be on deposit with the institution based on open positions. Cash used by operations totaled $1.2 million in the first nine months of fiscal 2003 compared to $5.3 million of cash provided by operations in the prior year period.

Net working capital, excluding short-term debt, was $23.4 million at July 31, 2003 compared to $21.7 million at October 31, 2002, an increase of $1.7 million, which was due entirely to the effects of stronger European currencies. When measured at average exchange rates during the period, net working capital increased $1.6 million due to a $3.1 million reduction in accrued expenses, related primarily to the timing of payments for income taxes, warranty expenses and other accrued items by our European subsidiaries, offset in part by an increase of $1.3 million in vendor payables related to manufacturing activities.

Capital investments for the first nine months of fiscal 2003 consisted principally of expenditures for software development projects and purchases of equipment. Cash used for investing activities during the first nine months of fiscal 2003 was funded by available cash and borrowings under bank credit facilities.

At July 31, 2003, outstanding borrowings of $2.2 million under our domestic bank credit facility were classified as a current liability because the facility matures on December 15, 2003. Effective September 1, 2003, we modified our European credit facility, extending its maturity date to August 31, 2004. Outstanding borrowings under this facility of $2.5 million were classified as long-term debt at July 31, 2003. Total debt at July 31, 2003 was $10.3 million representing 27% of total capitalization, compared to $8.9 million, or 24%, of total capitalization at October 31, 2002. We were in compliance with all loan covenants at July 31, 2003 and had unused credit availability of $4.9 million.

Based on our business plan and financial projections for fiscal 2003, we believe that cash flow from operations and borrowings available to us under our credit facilities will be sufficient to meet our anticipated cash requirements for the balance of fiscal 2003. Although we believe that the assumptions underlying our 2003 business plan are reasonable and achievable, there are risks related to further declines in market demand and reduced sales in the U.S. and Europe and adverse currency movements that could cause our actual results to differ from our business plan. During the past several quarters, we have been in discussions with several lenders to replace our existing long-term credit facility. We are currently in negotiations regarding proposed terms of a replacement domestic facility, and we believe, but cannot assure you, that we will be able to obtain a replacement domestic facility under acceptable terms. Failure to obtain a replacement facility or extension of our current facility would have a material adverse effect on our business and financial condition.

ODD-LOT TENDER OFFER

On June 3, 2003, we commenced a tender offer for the purchase, at a price of $3.35 per share, of all shares of our common stock held by persons owning ninety-nine (99) or fewer shares as of the close of business on June 2, 2003. The offer expired at 5:00 p.m. New York City time on Tuesday, September 2, 2003. Pursuant to the tender offer, we purchased 7,171 shares of common stock. Upon the expiration of the tender offer, we continued to have more than 300 stockholders of record.

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

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

There have been no material changes from the information provided in our Annual Report on Form 10-K for the fiscal year ended October 31, 2002.

Item 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
------        ----------------------------------------------------------

Interest Rate Risk

Interest on our bank borrowings is affected by changes in prevailing U.S. and European interest rates. At July 31, 2003, outstanding borrowings under our bank credit facilities were $4.7 million and our total indebtedness was $10.3 million.

Foreign Currency Exchange Risk

In the third quarter of fiscal 2003, approximately 67% of our sales and service fees were derived from foreign markets. All of our computerized machine tools and computer numerical control systems, as well as certain proprietary service parts, are sourced by our U.S.-based engineering and manufacturing division and re-invoiced to our foreign sales and service subsidiaries, primarily in their functional currencies.

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

Forward contracts for the sale or purchase of foreign currencies as of July 31, 2003 which are designated as cash flow hedges under SFAS No. 133 were as follows:

                                                                   Contract Amount at Forward
                                                      Weighted        Rates in U.S. Dollars
                                 Notional Amount        Avg.       ---------------------------
     Forward                        in Foreign        Forward      At Date of       July 31,
    Contracts                        Currency           Rate        Contract          2003            Maturity Dates
   ----------                   -----------------     -------      ----------       ---------       -----------------
Sale Contracts:
  Euro                              16,800,000          1.0790     18,127,200        18,784,313    August 2003 - October 2004

  Sterling                           1,290,000          1.6045      2,069,805         2,055,335    August 2003 - June 2004

Purchase Contracts:
  New Taiwan Dollar                 70,000,000           34.50*     2,028,986         2,036,375    August 2003 - September 2003

* per U. S. Dollars

Forward contracts for the sale of foreign currencies as of July 31, 2003, which were entered into to protect against the effects of foreign currency fluctuations on receivables and payables denominated in foreign currencies were as follows:

                                                                   Contract Amount at Forward
                                                      Weighted        Rates in U.S. Dollars
                                 Notional Amount        Avg.       ---------------------------
     Forward                        in Foreign        Forward      At Date of       July 31,
    Contracts                        Currency           Rate        Contract          2003            Maturity Dates
   ----------                   -----------------     -------      ----------       ---------       -----------------
Sale Contracts:
  Euro                               4,628,051          1.1412       5,281,532      5,196,080       August 2003 - September 2003

  Singapore Dollar                   2,261,873          1.7466*      1,295,015      1,286,249       August 2003 - November 2003

  Sterling                             510,633          1.6246         829,574        820,357       August 2003 - September 2003

Purchase Contracts:
  New Taiwan Dollar                 26,000,000          34.32*         757,575        756,400       August 2003 - September 2003

* per U.S. Dollars


Item 4.  CONTROLS AND PROCEDURES
------   -----------------------

We carried out an evaluation under the supervision and with participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2003 pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of the evaluation date.

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended July 31, 2003 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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


Item 6.       EXHIBITS AND REPORTS ON FORM 8-K
------        --------------------------------

     (a) Exhibits:

              11       Statement re: Computation of Per Share Earnings

              31.1 Certification by the Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as amended.

              31.2 Certification by the Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as amended. ,

              32.1    Certification by the Chief Executive Officer pursuant to
                      Section 906 of the Sarbanes-Oxley Act of 2002.

              32.2    Certification by the Chief Financial Officer pursuant to
                      Section 906 of the Sarbanes-Oxley Act of 2002.

      (b) Reports on Form 8-K:

              Report filed on June 23, 2003 furnishing items under Item 5, Other Events.

              Report filed on July 2, 2003 furnishing items under Item 5, Other Events.

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





September 11, 2003