Form 10-K
period 2003-10-31
HURCO COMPANIES INC
filed 2004-01-26
CIK 315374

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)
  X Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required] for the fiscal year ended October 31, 2003 or Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required] for the transition period from _________ to _________.

Commission File No. 0-9143
                              HURCO COMPANIES, INC.
             (Exact name of registrant as specified in its charter)

                               Indiana 35-1150732
     (State or other jurisdiction of (I.R.S. Employer Identification Number) incorporation or organization)

       One Technology Way
       Indianapolis, Indiana                                   46268
------------------------------------------         -----------------------------
   (Address of principal executive offices)                  (Zip code)

Registrant's telephone number, including area code              (317) 293-5309
                                                                --------------

Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:  Common Stock,
                                                             No Par Value
                                                             ------------------
                                                             (Title of Class)

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

Indicate by check mark whether the Registrant is an accelerated filer (as
defined in Rule 12b-2 of the Securities Exchange Act of 1934).   Yes      No  X
                                                                     ----    ---

The aggregate market value of the Registrant's voting stock held by non-affiliates as of April 30, 2003 (the last day of our most recently completed second quarter) was $8,430,569.

The number of shares of the Registrant's common stock outstanding as of January 2, 2004 was 5,609,360.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Registrant's Proxy Statement for its 2004 Annual Meeting of Shareholders (Part III).

Disclosure Concerning Forward-looking Statements

Certain statements made in this annual report on form 10-K may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors include, among others, changes in general economic and business conditions that affect market demand for machine tools and related computer control systems, software products, and replacement parts, changes in manufacturing markets, adverse currency movements, innovations by competitors, performance of our contract manufacturers, governmental actions and initiatives, including import and export restrictions and tariffs, and developments in the relations among the U.S., China and Taiwan.

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

Our executive offices and principal design, engineering, and manufacturing management operations are headquartered in Indianapolis, Indiana. Sales, application engineering and service offices are located in Indianapolis, Indiana; High Wycombe, England; Munich, Germany; Paris, France; Milan, Italy; Singapore and Taichung, Taiwan. We also have a representative sales office in Shanghai, China. Distribution facilities are located in Los Angeles, California and Venlo, the Netherlands; a manufacturing facility is located in Taichung, Taiwan.

Our strategy is to design, develop, produce and market a comprehensive line of computerized machine tools for the global metal working market, which incorporates our proprietary interactive computer control technology. This technology is designed to enhance the user's productivity through ease of operation and higher levels of machine performance (speed, accuracy and surface finish quality). We use an open system software architecture that permits our computer control systems and software to be used with standard PC hardware and have emphasized an operator friendly design that employs both interactive conversational and graphical programming software.

Products

During fiscal 2002, we discontinued several under-performing product lines and sold the related assets, to enable us to focus our resources and technology development on our core products. Our core products consist primarily of general purpose computerized machine tools for the metal cutting industry (principally vertical machining centers) into which our proprietary Ultimax(R) software and computer control systems have been fully integrated. We discontinued and sold the Delta(TM) series computer control and related Dynapath(TM) milling machine product line, and related parts and service activities, along with press brake (metal bending machine) product lines and all tooling products related to press brake applications. We continue to produce computer control systems and related software for press brake applications that are sold primarily as retrofit control systems. In addition, we produce and distribute software options, control upgrades, hardware accessories and replacement parts related to our continuing product lines and provide operator training and support services to our customers.

The following table sets forth the contribution of each of our product groups to our total sales and service fees during each of the past three fiscal years:

Net Sales and Service Fees by Product Category
                                                                         Year ended October 31,
                                           ------------------------------------------------------------------------------------
                                                     2003                          2002                         2001
                                           --------------------------    -------------------------    -------------------------
Continuing Products and Services
    Computerized Machine Tools                $60,977          80.7%     $  52,056          73.9%     $   69,631         75.4%
    Computer Control Systems                    3,044           4.0%         3,194           4.5%          4,782          5.2%
         and Software *
     Service Parts                              7,616          10.1%           7,240        10.3%          8,038          8.7%
     Service Fees                               3,460           4.6%           3,240         4.6%          3,749          4.1%
                                           -----------    -----------    ------------   ----------    -----------    ----------
         Total                                $75,097          99.4%     $  65,730          93.3%     $   86,200         93.4%
Discontinued Products and Services                435           0.6%           4,756         6.7%           6,067         6.6%
                                           -----------    -----------    ------------   ----------    -----------    ----------
         Total                                $75,532         100.0%     $  70,486         100.0%     $   92,267        100.0%
                                           ===========    ===========    ============   ==========    ===========    ==========


* Amounts shown do not include computer control systems sold as an integrated component of computerized machine tools.

Computerized Machine Tool Products

We design, manufacture and market computerized machine tools which are equipped with a fully integrated interactive Ultimax(R) computer control system. Our Ultimax(R) twin screen "conversational" computer control system is sold solely as a fully integrated feature of Hurco computerized machine tools. This computer control system enables a machine tool operator to create a complex two-dimensional machining program directly from a blue print or CAD. An operator with little or no programming experience can successfully create a program and begin the machining of a part in a short time with minimal special training. Since the initial introduction of the Ultimax(R) computer control, we have added enhancements related to operator programming productivity, CAD compatibility, data processing throughput and motion control speed and accuracy. Our current Ultimax(R) 4 programming stations use a Pentium* processor featuring an operator console with liquid crystal display screens and incorporate personal computer
(PC) platform components. This upgradeable computer control product offers enhanced performance while ensuring access to cost effective computing hardware and software.

Our current line of Ultimax(R) metal cutting machine tools is a complete family of products, which include vertical machining centers with an x-axis travel of 24, 26, 30, 40, 42, 50 and 64 inches. During fiscal 2002 we introduced the first model in our new VM series, the VM1, a vertical machining center with a 26 inch x-axis travel, a substantially smaller footprint and significantly lower price than our previous entry-level vertical machining center. In fiscal 2003, we introduced the VM2, a vertical machining center with a 40 inch x-axis travel. The VM2 has a smaller footprint and lower price than our vertical machining center with an x-axis travel of 42 inches. We also introduced four new higher-performance machine models in our VMX series vertical machining center line. These products provide different levels of performance features for different market applications ranging in price from $36,000 to $165,000.

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

o    CAM and Software Products

In addition to our standard computer control features, we offer software option products for programming two and three-dimensional parts. These products are marketed to users of our computerized machine tools equipped with our Pentium*-based Ultimax(R) computer control systems. Our Advanced Velocity Control (AVC) and Adaptive Surface Finish (ASF), high performance machining software options enable a customer to increase machine throughput using higher cutting feed rates. The ASF software option facilitates optimized surface finishes on complex parts using faster high resolution part data transfers.

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

Marketing and Distribution

We sell our products through approximately 200 independent agents and distributors in approximately 40 countries throughout North America, Europe and Asia. We also have our own direct sales personnel in England, France, Germany, Italy, Singapore and China, which are among the world's principal machine tool consuming countries. During fiscal 2003, no distributor accounted for more than 5% of our sales and service fees. Approximately 89% of the worldwide demand for computerized machine tools and computer control systems comes from outside the U.S. In fiscal 2003, approximately 70% of our revenues were from overseas customers.

The end-users of our products are precision tool, die and mold manufacturers, independent metal parts manufacturers and specialized production applications or prototype shops within large manufacturing corporations. Industries served include aerospace, defense, medical equipment, energy, transportation and computer equipment.

Our computerized machine tool software options and accessories are sold primarily to end-users. We sell our Autobend(R) computer control systems to original equipment manufacturers of new machine tools who integrate them with their own products prior to the sale of those products to their own customers, to retrofitters of used machine tools who integrate them with those machines as part of the retrofitting operation and to end-users who have an installed base of machine tools, either with or without related computer control systems. During fiscal 2003, no single end-user of our products accounted for more than 5% of our total sales and service fees.

We believe that advances in industrial technology and the related demand for process improvements drive demand for our products.

Other factors affecting demand include:
o        the need to continuously improve productivity and shorten cycle time,
o an aging machine tool installed base that will require replacement with more advanced and efficient technology created by shorter product life cycles,
o        the industrial development of emerging countries in Asia and Eastern
         Europe, and
o        the declining supply of skilled machinists.

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

Our computerized metal cutting machine tools are manufactured to our specifications, primarily by our wholly owned subsidiary in Taiwan, Hurco Manufacturing Limited (HML), which we established in fiscal 2000. This subsidiary has increased our overall capacity and reduced or eliminated our dependence on other Taiwan contract manufacturers. In addition, we have a 24% ownership interest in a contract machine manufacturer that produces certain of our models. HML and our affiliated machine manufacturer conduct final assembly operations and are supported by a network of sub-contract suppliers of components and sub-assemblies.

We also have a contract manufacturing agreement for computer control systems with a Taiwanese-based affiliate in which we have a 35% ownership interest. This company is manufacturing our Ultimax(R) and Autobend(R) computer control systems to our specifications, and is engaged primarily in the sourcing of industry standard computer components and proprietary parts, final assembly and test operations. We source one of the proprietary Ultimax(R) computer components
(PCB) from a sole domestic supplier with whom we have had a long-term relationship.

We work closely with our manufacturing subsidiary and affiliates to increase their production capacity to meet the demand for our machine tool products and believe that such capacity is sufficient to meet our current and projected demand. We also continue to consider additional contract manufacturing resources that will increase our long-term capacity, and we believe that, except for the sole-sourced PCB, alternative sources for standard and proprietary components are available; however, any prolonged interruption of operations or significant reduction in capacity or performance capability of these principal Taiwan-based manufacturing facilities or the PCB supplier would have a material adverse effect on our operations.

Backlog

Backlog consists of firm orders received from customers and distributors but not shipped. Backlog was $8.2 million, $5.3 million and $9.1 million as of October 31, 2003, 2002, and 2001, respectively.

Intellectual Property

We consider certain features of our products to be proprietary. We own, directly or through a subsidiary, a number of patents that are significant to our business.

In fiscal 2002, we acquired the core technology assets of a software development company for $1.9 million. As part of the acquisition, we obtained ownership of three existing patents and one pending patent related to computer control technology, which we expect to incorporate in our proprietary computer control system.

We own patents for an object-oriented, open architecture methodology for computer control software. We also hold a non-exclusive license covering features of the automatic tool changer offered with certain of our computerized machining centers as well as a patent for a manual tool changing apparatus.

Research and Development

Research and development expenditures for new products and significant product improvements, included as period operating expenses, were $1.8 million, $2.4 million and $3.5 million in fiscal 2003, 2002, and 2001, respectively. In addition, we recorded expenditures of $679,000 in 2003, $534,000 in 2002, and $665,000 in 2001 related to software development projects that were capitalized.

Employees

We had 232 employees at the end of fiscal 2003, none of which are covered by a collective-bargaining agreement or represented by a union. We have experienced no employee-generated work stoppages or disruptions and we consider our employee relations to be satisfactory.

Geographic Areas

Financial information about geographic areas is set forth in Note 15 to the Consolidated Financial Statements.

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

Item 2.       PROPERTIES

The following table sets forth the location, size and principal use of each of our facilities:


           Location                      Square Footage                           Principal Uses
Indianapolis, Indiana                          165,000  (1)     Corporate headquarters, design and
                                                                engineering, product testing, computer control
                                                                assembly, sales, application engineering and
                                                                customer service

Los Angeles, California                         13,000          Warehouse,    distribution,    sales,   application
                                                                engineering and customer service

High Wycombe, England                           12,000          Sales, application engineering and
                                                                customer service

Paris, France                                    4,800          Sales, application engineering and
                                                                customer service

Munich, Germany                                 19,600          Sales, application engineering and
                                                                customer service

Milan, Italy                                     4,850          Sales, application engineering and
                                                                customer service

Singapore                                        3,000          Sales, application engineering and
                                                                customer service

Shanghai, China                                  1,100          Sales, application engineering and
                                                                customer service

Taichung, Taiwan                                65,333          Manufacturing
-------------------------------------------------------------------------------------------------------------------
   (1) Approximately 45,000 square feet is leased to a third-party under a lease which expires January 30, 2005.

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

Item 3.       LEGAL PROCEEDINGS

We are involved in various claims and lawsuits arising in the normal course of business. We do not expect any of these claims, individually or in the aggregate, to have a material adverse effect on our consolidated financial position or results of operations.

Item. 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Executive Officers of the Registrant

Executive officers are elected each year by the Board of Directors at the first board meeting following the Annual Meeting of Shareholders to serve during the ensuing year and until their respective successors are elected and qualified. There are no family relationships between any of our executive officers or between any of them and any of the members of the Board of Directors.

The following information sets forth as of December 31, 2003, the name of each executive officer, his age, tenure as an officer, principal occupation and business experience for the last five years:

Name                             Age       Position(s) with the Company
Michael Doar                      48       Chairman of the Board and Chief
                                           Executive Officer
James D. Fabris                   52       President and Chief Operating Officer
Roger J. Wolf                     63       Senior  Vice  President,  Secretary,
                                           Treasurer  and  Chief  Financial
                                           Officer
David E. Platts                   51       Vice President, Technology
Stephen J. Alesia                 37       Corporate Controller, Assistant
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

                                                                 2003                               2002
                                                        ---------- -- ---------           --------- --- ------------
Fiscal Quarter Ended:                                     High          Low                 High            Low
--------------------
                                                        ----------    ---------           ---------     ------------
     January 31.................................          $2.030       $1.300               $2.780       $2.050
     April 30...................................           1.670        1.400                3.350        2.030
     July 31....................................           3.150        1.520                2.950        1.500
     October 31.................................           2.740        2.100                2.220        1.450

We do not currently pay dividends on our common stock and intend to continue to retain earnings for working capital, capital expenditures and debt reduction.

There were approximately 294 holders of record of our common stock as of January 2, 2004.

During the period covered by this report, we did not sell any equity securities that were not registered under the Securities Act of 1933, as amended.

The disclosure under the caption "Equity Compensation Plan Information" in Item 12 of this report is incorporated by reference in response to this item.

Item 6.       SELECTED FINANCIAL DATA

The Selected Financial Data presented below have been derived from our Consolidated Financial Statements for the years indicated and should be read in conjunction with the Consolidated Financial Statements and related notes set forth elsewhere herein.

                                                                       Year Ended October 31
                                             --------------------------------------------------------------------------
                                                2003            2002              2001          2000           1999
                                             -----------    -------------       ---------    -----------    -----------
Statement of Operations Data:                                 (In thousands, except per share amounts)
   Sales and service fees (1).........          $ 75,532        $ 70,486         $ 92,267       $ 96,204       $ 88,238
   Gross profit.......................            20,822          15,246 (2)       23,262         25,377         24,174
   Selling, general and
      administrative expenses.........            18,749          19,658           24,040         23,538         21,259
   Restructuring expense (credit)
      and other expense, net..........             (124)           2,755              143            300           (103)
   Operating income (loss)............            2,197           (7,167)            (921)         1,539          3,018
   Interest expense...................              658              634              790            939          1,293
   License fee income and
      litigation settlement fees, net.              --               163              723          5,365            304
   Net income (loss)..................              462           (8,263)          (1,597)         5,035          1,802
   Earnings (loss)
      per common share-diluted........            0.08            (1.48)            (.28)            .84            .30
   Weighted average common
      shares outstanding-diluted......           5,582             5,583            5,670          6,020          6,061

(1)      Sales and service fees for discontinued products were $435, $4,756, $6,067, $10,156, and $7,286, for the years ended 2003 through 1999, respectively.
(2)      Includes $1,083 of inventory write-down provision.


                                                                       As of October 31
                                            ------------------------------------------------------------------------
                                               2003            2002           2001           2000           1999
                                            ------------    -----------    -----------    -----------    -----------
Balance Sheet Data:                                                 (Dollars in thousands)
   Current assets...................            $42,390     $   41,535       $ 49,510     $   49,195        $52,856
   Current liabilities..............             20,154         21,185         18,217        23,124          19,580
   Working capital..................             22,236         20,350         31,293        26,071          33,276
   Current ratio....................                2.1            2.0            2.7           2.1             2.7
   Total assets.....................             57,958         57,152         66,217        65,024          69,632
   Non-current liabilities..........              9,063          7,950         12,532         3,009          13,904
   Total debt.......................              9,222          8,885         12,000         3,736          14,172
   Shareholders' equity.............             28,741         28,017         35,468        38,891          36,148

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The following table presents, for the fiscal years indicated, selected items from the Consolidated Statements of Operations expressed as a percentage of worldwide sales and service fees and the year-to-year percentage changes in the dollar amounts of those items.

                                                 Percentage of Revenues                   Year-to-Year % Change
                                       -------------------------------------------    ------------------------------
                                          2003           2002            2001              Increase (Decrease)
                                       -----------    ------------    ------------    ------------------------------
                                                                                       03 vs. 02         02 vs. 01
                                                                                      -------------     ------------
Sales and service fees..........         100.0%         100.0%          100.0%             7.2%            (23.6%)
Gross profit....................          27.6%          21.6%           25.2%            36.6%            (34.5%)
Selling, general and
   Administrative expenses......          24.8%          27.9%           26.1%            (4.6%)           (18.2%)
Restructuring expense and
   Other expenses, net..........          (0.2%)          3.9%            0.2%            N/A               N/A
Operating income (loss).........           2.9%         (10.2%)          (1.0%)           N/A               N/A
License fee income, net.........           --             0.2%            0.8%            --               (77.4%)
Interest expense................           0.9%           0.9%            0.9%             3.8%            (19.7%)
Net income (loss)...............           0.6%         (11.7%)          (1.7%)           N/A               N/A


Fiscal 2003 Compared With Fiscal 2002

Net income for fiscal 2003 was $462,000, or $.08 per share, compared to a net loss of $8.3 million in the prior year. We attribute our return to profitability to incremental sales from a new, entry-level machine model (the VM1) introduced in late fiscal 2002, strengthening European currencies in relation to the U.S. Dollar and the implementation of restructuring and cost reduction actions over the past 18 months. Results for fiscal 2002 were adversely impacted by $3.8 million of restructuring expense.

We developed the VM1 to improve our competitiveness in the entry-level machining center market. The VM1 has been successful in both the domestic and international markets. In the United States, we have obtained an approximate 20% market share in the entry-level machining center market. In fiscal 2003, we shipped 285 VM1 units worldwide, which resulted in approximately $11.0 million of incremental machine sales.

Our operating results for fiscal 2003 were also favorably impacted by changes in foreign currency exchange rates, particularly the Euro, in relation to the U.S. Dollar when translating foreign sales and service fees into U.S. Dollars for financial reporting purposes. As noted in the following table, approximately 63.9% of our net sales and service fees in fiscal 2003 were derived from European markets. The weighted average exchange rate for the Euro during fiscal 2003 was $1.10, as compared to $.93 for fiscal 2002, an increase of 18%.

Net Sales and Service Fees by Geographic Region

The following tables set forth net sales by geographic region for the years ended October 31, 2003 and 2002 (in thousands):
                                           October 31,
                              -------------------------------------------------
                                    2003                            2002
                              ------------------------   ----------------------
Americas                       $ 24,313      32.2%        $ 24,148       34.3%
Europe                           48,277      63.9%          44,509       63.1%
Asia Pacific                      2,942       3.9%           1,829        2.6%
                              ----------    ----------   ----------     --------
         Total                 $ 75,532     100.0%        $ 70,486      100.0%
                              ==========    ==========   ==========     ========

Total sales and service fees on a worldwide basis were $75.5 million in fiscal 2003, compared to $70.5 million in the prior fiscal year, a $5.0 million, or 7%, increase. However, on a constant dollar basis, sales and service fees were $68.7 million, a $1.8 million decrease.

In the Americas, sales and service fees from continuing products and services increased $4.5 million, or 23%, due primarily to the successful introduction of the VM1, in late fiscal 2002. This increase was offset by a decrease of $4.3 million in sales of discontinued products, the liquidation of which was substantially completed in fiscal 2002.

In Europe, sales and service fees increased by $3.8 million as a result of the favorable effect of stronger European currencies. However, when measured at constant exchange rates, sales and service fees in Europe decreased $3.0 million, or 7%, reflecting the continuing weakness in industrial equipment spending and reduced consumption of machine tools by many manufacturing companies, particularly in Germany.

Sales and service fees in Asia Pacific were not significantly affected by currency rates, but reflect improved activity in Asian markets.

In the fourth quarter of fiscal 2003, sales and service fees improved over the first three fiscal quarters, reflecting an improvement in worldwide computerized machine tool demand from the depressed levels of the past three years.

Net Sales and Service Fees by Product Category

The following table sets forth net sales and service fees by product category for years ended October 31, 2003 and 2002 (in thousands):

                                                                                 October 31,
                                                           ---------------------------------------------------------
                                                                     2003                           2002
                                                           --------------------------     --------------------------
Continuing Products and Services
     Computerized Machine Tools                            $ 60,977          80.7%        $ 52,056          73.9%
     Computer Control Systems and Software                    3,044           4.0%           3,194           4.5%
     Service Parts                                            7,616          10.1%           7,240          10.3%
     Service Fees                                             3,460           4.6%           3,240           4.6%
                                                           ------------    ----------     ------------    ----------
          Total                                            $ 75,097          99.4%        $ 65,730          93.3%
Discontinued Products and Services*                             435           0.6%           4,756           6.7%
                                                           ------------    ----------     ------------    ----------
         Total                                             $ 75,532         100.0%        $ 70,486         100.0%
                                                           ============    ==========     ============    ==========

* Discontinued product sales were made solely in the United States.

Sales of continuing machine tool products increased $8.9 million, or 17%, of which $6.1 million was attributable to the favorable effects of foreign currency translation. Unit shipments of continuing machine tool models increased 23%, as sales of the VM1 more than offset a decline in the balance of the product line. The average net selling price per unit of continuing machine tool models decreased approximately 5% due to product mix and discounting, the effects of which were partially offset by the favorable effects of currency translation. When measured at constant exchange rates, the average net selling price per continuing unit declined approximately 16%.

New order bookings for fiscal 2003 were $77.9 million, an increase of 16% as compared to $67.0 million recorded in fiscal 2002. When measured at constant exchange rates, new order bookings increased $3.5 million, or 5%. New order bookings for continuing products and services increased $7.8 million, or 12%, when measured at constant exchange rates. The increase in orders for continuing products in constant U.S. Dollars was attributable to orders for the VM1 model, which more than offset the effect of weak order rates in the first nine months of fiscal 2003 related to the balance of the product line. New order bookings increased significantly in the fourth quarter of fiscal 2003 and were $13.9 million, $20.6 million, $18.9 million and $24.5 million for each of the four quarters in fiscal 2003. Backlog was $8.2 million at October 31, 2003 compared to $5.3 million at October 31, 2002.
Gross profit margin increased in fiscal 2003 to 27.6% from 21.6% (23.2% excluding a $1.1 million restructuring charge) in fiscal 2002, due in part to strengthening European currencies as well as previously reported employee cost reductions and fewer sales of discontinued products, which were liquidated at discounted prices.

Selling, general and administrative ("SG&A") expenses for fiscal 2003 of $18.7 million declined $900,000, or 5%, from those of the corresponding 2002 period. When measured at constant exchange rates, SG&A expenses decreased $2.1 million, or 11%, from fiscal 2002, as a result of previously reported employee cost reductions, lower research and development expenses, and reduced sales and marketing expenditures. The decrease was offset, in part, by the effects of a weaker U.S. Dollar when translating expenses incurred outside the United States for financial reporting purposes.

Other expense, net includes $51,000 related to certain stock options which are subject to variable plan accounting as described in Note 8 to the Consolidated Financial Statements. Expense for this item in future periods will be directly impacted by changes in the price of our common stock until the options are exercised. Other expense, net in fiscal 2003 also includes currency exchange losses on inter-company receivables and payables denominated in foreign currencies, net of gains or losses on related forward contracts, and other non-operating income and expense items.

The provision for income taxes is related to the earnings of two foreign subsidiaries. In the United States and certain other foreign jurisdictions, we have net operating loss carryforwards for which we have a 100% valuation reserve at October 31, 2003. The provision for income tax increased in fiscal 2003 because of increased earnings from our taxable foreign subsidiaries.

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

During fiscal 2002, we discontinued several under-performing product lines, and sold the related assets, to enable us to focus our resources and technology development on our core products. These continuing core products, known as milling machines and vertical machining centers, consist primarily of general purpose computerized machine tools for the metal cutting industry into which our proprietary Ultimax(R) software and computer control systems have been fully integrated. Discontinued and sold were the Delta(TM) series computer control and related Dynapath(TM) milling machine product line, and related parts and service activities, along with press brake product lines and all tooling products related to press brake applications. These discontinued product lines were marketed exclusively in the United States.

During fiscal 2002, we also eliminated 53 domestic employee positions, which we expect will result in annual cost reductions of approximately $3.8 million, of which $2.1 million was realized in fiscal 2002. The positions that were eliminated were those related to the discontinued product lines as well as some positions associated with our realigned and consolidated domestic sales and service operations.
We previously occupied a facility located in England under a lease that expired in April 2002. The lease required that, following expiration of the lease, we make certain repairs to the facility resulting from deterioration of the facility during the lease term. The scope and cost of the repairs alleged by the lessor to be required evolved throughout fiscal 2002 and 2003 as investigations and negotiations proceeded. On September 30, 2003, we settled this claim with the lessor for (pound)684,000 (approximately $1.2 million), which we had previously accrued. The settlement payment was due and paid in the first quarter of fiscal 2004.

The following tables set forth net sales by geographic region and product category for the years ended October 31, 2002 and 2001 (in thousands):

Net Sales and Service Fees by Geographic Region
                                                                                 October 31,
                                                           ---------------------------------------------------------
                                                                     2002                           2001
                                                          ----------------------------    --------------------------
Americas.............................................     $   24,148            34.3%       $ 34,779          37.7%
Europe ..............................................         44,509            63.1%         54,977          59.6%
Asia Pacific.........................................          1,829             2.6%          2,511           2.7%
                                                          -------------    -----------    -----------     ----------
     Total...........................................       $ 70,486           100.0%       $ 92,267         100.0%
                                                          =============    ===========    ===========     ==========


Net Sales and Service Fees by Product Category
                                                                                 October 31,
                                                          ----------------------------------------------------------
                                                                     2002                           2001
                                                          ----------------------------    --------------------------
Continuing Products and Services
     Computerized Machine Tools......................     $   52,056            73.9%     $   69,631          75.4%
     Computer Control Systems and Software...........          3,194             4.5%          4,782           5.2%
     Service Parts...................................          7,240            10.3%          8,038           8.7%
     Service Fees....................................          3,240             4.6%          3,749           4.1%
                                                           -----------    -----------     ----------      ---------
          Total......................................     $   65,730            93.3%     $   86,200          93.4%
Discontinued Products and Services...................          4,756             6.7%          6,067           6.6%
                                                          -------------    -----------    -----------     ----------
         Total.......................................     $   70,486           100.0%     $   92,267         100.0%
                                                          =============    ===========    ===========     ==========

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

The following table sets forth machine unit volume and average net selling price for computerized machine tools by continuing and discontinued products:

Computerized Machine Tools - Units Sold            2002               2001
                                              ----------------  ----------------
   Continuing Products                         697       88.9%    942     92.4%
   Discontinued Products                        87       11.1%     77      7.6%
                                              ------   -------  ------   -------
   Total                                       784      100.0%  1,019    100.0%


Average Net Selling Price - Per Unit (in thousands)    2002             2001
                                                     -----------    -----------
   Continuing Products                             $    74.7         $   73.9
   Discontinued Products                           $    39.6         $   47.5
   Total                                           $    70.8         $  71.9

The average net selling price per machine unit of continuing products increased due to the effect of stronger European currencies when translating foreign sales for financial reporting purposes which more than offset the effect of increased discounting due to weak market conditions.

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

Gross margin for fiscal 2002, exclusive of inventory write-downs recorded in cost of sales, declined to 23.2% from 25.2% in fiscal 2001, due to the decline in our sales of vertical machining centers and our sale of approximately $4.8 million in discontinued products at discounted prices. Gross margin did improve in the last three quarters of fiscal 2002 compared to the immediately preceding quarter, although the improvement was due primarily to the cost reductions implemented over the preceding eighteen months.

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

Liquidity and Capital Resources

At October 31, 2003, we had cash and cash equivalents of $5.3 million, exclusive of $622,000 restricted cash related to derivative instruments, compared to $4.4 million at October 31, 2002. Cash generated from operations totaled $2.3 and $6.2 million at October 31, 2003 and 2002, respectively.

The weakening of the U.S. dollar in relation to European currencies subsequent to October 31, 2003, will result in a temporary increase in restricted cash related to derivative instruments, pending the liquidation of forward contracts in the normal course during fiscal 2004. Anticipated cash losses on these forward contracts will be funded by the increased U.S. dollar value of the related inter-company sales which are being hedged and; as a result, we do not expect cash flow from operations to be adversely affected.

Working capital, excluding short-term debt, was $21.6 million at October 31, 2003, approximately the same as at October 31, 2002. Cash flow from operations benefited $1.3 million in fiscal 2003 from accelerated collections of accounts receivable and $1.5 million from planned reductions of finished machines in inventory. These amounts were substantially offset by reductions in accounts payable and accrued expenses due principally to timing of payments related to prior year foreign taxes and other operating items. We expect our operating working capital requirements to increase in fiscal 2004, commensurate with any increase in sales and service fees. Any such increase will be funded by cash flow from operation and borrowings under our bank credit facilities.

Capital investments during the year consisted of normal expenditures for software development projects and purchases of equipment. We funded these expenditures with cash flow from operations. On October 24, 2002, we issued a secured promissory note for $1.3 million to the seller of certain patent rights as partial payment for the purchase of those rights. The note had an interest rate of 2.75% per annum and was payable in four quarterly installments of $337,500, the last of which was paid on December 31, 2003.

Effective December 1, 2003, we amended and restated our credit agreement with our domestic bank, which extended the maturity date to December 1, 2006 and increased the maximum amount of the facility from $7.0 million to $8.0 million. The credit agreement provides the lender with a security interest in substantially all domestic assets, exclusive of the assets subject to the first mortgage, and 66% of the common stock of our U.S. holding companies, which own our foreign subsidiaries. Borrowings may be made in U.S. Dollars, Euros or Pounds Sterling. Interest on all outstanding borrowings is payable at LIBOR for the respective currency plus an applicable margin, or, at our option, prime rate plus a specified margin based on funded debt to EBITDA (earnings before interest, taxes, depreciation and amortization) ratio, as follows:

Total Funded Debt/EBITDA ratio                                      LIBOR Margin          Prime Margin
-------------------------------------------------------------    -------------------    ------------------
-------------------------------------------------------------    -------------------    ------------------
Greater than 3.0                                                       2.75%                   0%
Greater than 2.5 and less than or equal to 3.0                          2.0%                 (.25%)
Greater than 2.0 and less than or equal to 2.5                          1.5%                 (.50%)
Less than or equal to 2.0                                               1.0%                 (.75%)

Prior to March 1, 2004, the applicable margin is determined based on the total funded debt/EBITDA ratio being greater than 2.5 and less than or equal to 3.0. Thereafter, the applicable margin will be adjusted on the first day of the month following the month after each quarter end.

Availability under the facility is limited to the greater of the commitment or a borrowing base, as defined in the agreement, which measured as of October 31, 2003, aggregated $7.5 million. The agreement requires that we maintain Consolidated Net Worth of $32.0 million plus an amount equal to 75% of positive consolidated net income for the fiscal year ended October 31, 2004, and for each fiscal year thereafter. Consolidated Net Worth is defined as total Shareholders' Equity excluding Accumulated Other Comprehensive Income. Our consolidated total debt as compared to consolidated total debt plus Consolidated Net Worth ratio cannot be greater than 0.35 to 1.0 and our fixed charge coverage ratio cannot be less than 1.10 to 1.0. The fixed charge coverage ratio is the ratio of consolidated EBITDA minus taxes, unfunded capital expenditures and redemptions of capital stock to principal payments of indebtedness plus consolidated interest expense.

Effective January 15, 2004, we entered into an agreement with our principal domestic bank which provides our U.K. subsidiary with a revolving credit and overdraft facility. The facility includes a maximum commitment aggregating (pound)1.0 million (approximately $1.7 million) and matures January 31, 2007. Borrowings will be secured by liens on substantially all of the assets of our U.K. subsidiary. Interest on outstanding borrowings will be based on LIBOR for fixed rate loans and a base rate for overdrafts, in each case, plus a margin based on consolidated funded debt to EBITDA equivalent to that of our domestic bank facility.

We have a 3.0 million Euro credit facility with a European bank. On December 1, 2003, the maturity date of the facility was extended until November 30, 2004. Interest on the facility is payable at 7.16% per annum or, at our option, 1.75% above EURIBOR for fixed rate borrowings. Although the facility is uncollateralized, the bank reserves the right to require collateral in the event of increased risk evaluation. Borrowings outstanding under this facility at October 31, 2003 were $1.3 million.

During the fourth quarter of fiscal 2003, we settled a disputed claim in the United Kingdom regarding a terminated facility lease for $1.2 million, which had been previously accrued. The settlement payment was due in two equal installments, which where paid in the first quarter of fiscal 2004. The settlement payments were funded through cash flow from operations and borrowings available from bank credit facilities.

Total debt at October 31, 2003 was $9.2 million representing 24% of total capitalization, compared to $8.9 million, or 24% of total capitalization, at October 31, 2002. We were in compliance with all loan covenants and had unused credit availability of $6.4 million at October 31, 2003. We believe that cash flow from operations and borrowings available to us under our credit facilities will be sufficient to meet our anticipated cash requirements in fiscal 2004.

Contractual Obligations and Commitments

The following is a table of contractual obligations and commitments as of October 31, 2003 (all amounts in thousands):

                                                                 Payments Due by Period
                                                          Less than          1-3            3-5         More than 5
                                             Total          1 Year          Years          Years           Years
                                           -----------    ------------    ----------     ----------     ------------
Long-Term Debt........................     $    9,222     $       645     $   4,703      $     145      $     3,729
Operating Leases......................          2,770           1,185         1,371            199               15
Deferred Credits and Other............            486              --            --             --              486
                                           -----------    ------------    ----------     ----------     ------------
                                           -----------    ------------    ----------     ----------     ------------
    Total.............................     $  12,478      $    1,830      $   6,074      $     344           $4,230
                                           ===========    ============    ==========     ==========     ============

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

With respect to capital expenditures, we expect capital spending in fiscal 2004, exclusive of capitalized software development costs, to approximate $1.5 million, which includes discretionary items.

Off Balance Sheet Arrangements

From time to time, our German subsidiary guarantees third party lease financing residuals in connection with the sale of certain machines in Europe. At October 31, 2003 there were 26 third party guarantees totaling approximately $1.4 million. A retention of title clause allows our Germany subsidiary to obtain the machine if the customer defaults on its lease. We believe that the proceeds obtained from liquidation of the machine would cover any payments required under the guarantee.

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

Revenue Recognition - We recognize product revenue upon delivery to the customer, which is normally at the time of shipment, because ownership and risk of loss passes to the customer at that time and payment terms are fixed. Our computerized machine tools are general-purpose computer controlled machine tools that are typically used in stand-alone operations. Transfer of ownership and risk of loss are not contingent upon contractual customer acceptance. Prior to shipment, we test each machine to ensure the machine's compliance with standard operating specifications as listed in our sales literature.

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

Deferred Tax Asset Valuation - As of October 31, 2003, we have deferred tax assets of $5.6 million for which we have recorded a full valuation allowance, resulting in zero net deferred tax asset on our balance sheet. These future tax benefits relate primarily to net operating loss carryforwards in the United States and certain foreign jurisdictions, as well as Federal business tax credits carried forward in the United States. Some of these carryforward benefits expire at certain dates and utilization of certain others is limited to specific amounts each year. Realization of those benefits is entirely dependent upon generating sufficient future taxable earnings in the specific tax jurisdictions before they expire. Due to the recent losses in the United States and the applicable foreign tax jurisdictions, there is uncertainty whether these tax benefits can be utilized before they expire. Therefore, we have established a full valuation allowance. The need for this allowance is reviewed periodically, and if reduced in future periods, the associated tax benefits will be recorded in future operations as a reduction of income tax expense.

Capitalized Software Development Costs - Costs incurred to develop new computer software products and significant enhancements to software features of existing products are capitalized as required by SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed", and amortized over the estimated product life of the related software. The determination as to when in the product development cycle technological feasibility has been established, and the expected product life, require judgments and estimates by management and can be affected by technological developments, innovations by competitors and changes in market conditions affecting demand. We capitalized $679,000 in fiscal 2003, $534,000 in fiscal 2002, and $665,000 in fiscal 2001 related to software development projects. Also in fiscal 2002, we wrote off $1.0 million of previously capitalized costs related to a discontinued product line. At October 31, 2003 we have an asset of $1.9 million for capitalized software development projects, a significant portion of which relates to projects currently in process and subject to development risk and market acceptance. We periodically review the carrying values of these assets and make judgments as to ultimate realization considering the above mentioned risk factors.

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

Stock Compensation - We apply the provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees," in accounting for stock-based compensation; therefore, no compensation expense has been recognized for stock options, except for certain shares subject to variable plan accounting, as options are granted at fair market value. Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" provides an alternative method of accounting for stock options based on an option-pricing model, such as Black-Scholes. We have adopted the disclosure requirements of SFAS No. 123. Information and assumptions regarding compensation expense under the alternative method is provided in Note 8 to the Consolidated Financial Statements.

Item 7a.  Quantitative and Qualitative Disclosures About Market Risks

Interest Rate Risk

Our earnings are affected by changes in interest expense on our outstanding debt, all of which is subject to floating rates, either LIBOR or Prime. If market interest rates on our outstanding variable rate borrowings were to have increased by one percentage point (1%) (or 100 basis points) over the actual rates paid in that year, interest expense would have increased by $62,000 in fiscal 2003 and $90,000 in fiscal 2002. This sensitivity analysis assumes no changes in other factors affecting our financial statements that might result from changes in the economic environment which impact interest rates. Note 4 of the Consolidated Financial Statements has a discussion of the interest rates related to our current credit facilities. At October 31, 2003, outstanding borrowings under our bank credit facilities were $4.1 million and our total indebtedness was $9.2 million.

Foreign Currency Exchange Risk

In fiscal 2003, approximately 70% of our sales and service fees, including export sales, were derived from foreign markets. All of our computerized machine tools and computer control systems, as well as certain proprietary service parts, are sourced by our U.S.-based engineering and manufacturing division and re-invoiced to our foreign sales and service subsidiaries, primarily in their functional currencies.

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

We enter into foreign currency forward exchange contracts from time to time to hedge the cash flow risk related to forecast inter-company sales, and forecast inter-company and third party purchases denominated in, or based on, foreign currencies (primarily the Euro, Pound Sterling and New Taiwan Dollar). We also enter into foreign currency forward exchange contracts to protect against the effects of foreign currency fluctuations on receivables and payables denominated in foreign currencies. We do not speculate in the financial markets and, therefore, do not enter into these contracts for trading purposes.

Forward contracts for the sale or purchase of foreign currencies as of October 31, 2003 which are designated as cash flow hedges under SFAS No. 133 were as follows:

                                                             Contract Amount at Forward
                                              Weighted                Rates in
                           Notional Amount      Avg.                U.S. Dollars
        Forward               in Foreign       Forward        Contract       October 31,          Maturity
       Contracts              Currency          Rate            Date            2003                Dates
---------------------     ----------------    ---------      ----------      ----------        ---------------
Sale Contracts:
Euro                           14,800,000   $     1.1057  $  16,364,360    $  17,047,507       Nov 2003-Oct 2004
Sterling                        1,960,000   $     1.6241  $   3,183,236    $   3,278,948      Nov 2003-Sept 2004


Forward contracts for the sale of foreign currencies as of October 31, 2003 which were entered into to protect against the effects of foreign currency fluctuations on receivables and payables denominated in foreign currencies were as follows:
                                                              Contract Amount at Forward
                                              Weighted                Rates in
                           Notional Amount      Avg.                U.S. Dollars
        Forward               in Foreign       Forward        Contract       October 31,          Maturity
       Contracts              Currency          Rate            Date            2003                Dates
---------------------     ----------------    ---------      ----------      ----------        ---------------

Sale Contracts:
Euro                             4,671,837  $     1.1650       $5,442,690       $5,399,671     Nov 2003-Dec 2003
Singapore Dollar                 2,601,353  $      .5733       $1,491,356       $1,496,295    Nov 2003 -Jan 2004
Sterling                           522,374  $     1.6723         $873,566         $882,615     Nov 2003-Dec 2003
Purchase Contracts:
New Taiwan Dollar               36,800,000        33.66*       $1,093,286       $1,085,478     Nov 2003-Dec 2003
*  NT Dollars per U.S. dollars


Item 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                         Report of Independent Auditors



To the Shareholders and
Board of Directors
of Hurco Companies, Inc.:



In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Hurco Companies, Inc. and its subsidiaries at October 31, 2003 and 2002, and the results of their operations and their cash flows for each of the two years in the period ended October 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a) (2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion. The financial statements and financial statement schedule of Hurco Companies, Inc. for the year ended October 31, 2001 were audited by other independent accountants who have ceased operations. Those independent accountants expressed an unqualified opinion on those financial statements in their report dated January 15, 2002.



/s/PricewaterhouseCoopers LLP

Indianapolis, Indiana
December 9, 2003

                    Report of Independent Public Accountants


The following report is a copy of a report previously issued by Arthur Andersen LLP and has not been reissued by Arthur Andersen LLP.

To the Shareholders and
Board of Directors of
Hurco Companies, Inc.:


We have audited the accompanying consolidated balance sheets of Hurco Companies, Inc. (an Indiana corporation) and subsidiaries as of October 31, 2001* and 2000*, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the three years in the period ended October 31, 2001. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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


 /s/ARTHUR ANDERSEN LLP

Indianapolis, Indiana,
January 15, 2002.

*The 2001 and 2000 consolidated balance sheets are not required to be presented in the 2003 annual report.

** The schedule to which this paragraph refers has not been included in this Form 10-K as these disclosures of 2001 and 2000 information are not required to be presented in the 2003 annual report.

                              HURCO COMPANIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                   Year Ended October 31
                                                                        --------------------------------------------
                                                                           2003           2002             2001
                                                                        -----------    ------------    -------------
                                                                          (Dollars in thousands, except per share amounts)

Sales and service fees.........................................         $  75,532      $  70,486      $   92,267

Cost of sales and service......................................            54,710         54,157          69,005

Cost of sales - restructuring..................................                --          1,083              --
                                                                        -----------    ------------    -------------
   Gross profit................................................            20,822         15,246          23,262

Selling, general and administrative expenses...................            18,749         19,658          24,040

Restructuring expense (credit) and other expense, net (Note 16)              (124)         2,755             143
                                                                        -----------    ------------    -------------
   Operating income (loss).....................................             2,197         (7,167)           (921)

Interest expense...............................................               658            634             790

License fee income and litigation settlement fees, net
   (Note 10 and 13)............................................                --            163             723

Earnings from equity investments...............................               202             25             383

Other expense, net.............................................               321             61             215
                                                                        -----------    ------------    -------------
   Income (loss) before income taxes...........................             1,420         (7,674)           (820)

Provision for income taxes (Note 6)............................               958            589             777
                                                                        -----------    ------------    -------------
Net income (loss)..............................................         $     462      $  (8,263)     $   (1,597)
                                                                        ===========    ============    =============


Earnings (loss) per common share - basic.......................         $    0.08      $   (1.48)      $     (.28)
                                                                        ===========    ============    =============

Weighted average common shares outstanding - basic.............             5,582           5,583           5,670
                                                                        ===========    ============    =============

Earnings (loss) per common share - diluted.....................         $    0.08      $   (1.48)      $     (.28)
                                                                        ===========    ============    =============

Weighted average common shares outstanding - diluted...........             5,582           5,583           5,670
                                                                        ===========    ============    =============

The accompanying notes are an integral part of the Consolidated Financial Statements.

                              HURCO COMPANIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS

                                                                                       As of October 31
                                                                           ----------------------------------------
                                                                                   2003                 2002
                                                                              ---------------    ------------------
Current assets:                                                             (Dollars in thousands, except per share amounts)
   Cash and cash equivalents..........................................        $      5,289       $      4,358
   Cash - restricted..................................................                 622                 --
   Accounts receivable, less allowance for doubtful accounts
      of $630 in 2003 $689 in 2002....................................              12,823             13,425
   Inventories........................................................              22,247             22,548
   Other..............................................................               1,409              1,204
                                                                              ---------------    ------------------
      Total current assets............................................              42,390             41,535
                                                                              ---------------    ------------------
Property and equipment:
   Land...............................................................                 761                761
   Building...........................................................               7,239              7,203
   Machinery and equipment............................................              10,568             10,144
   Leasehold improvements.............................................                 544                396
                                                                              ---------------    ------------------
                                                                                    19,112             18,504
   Less accumulated depreciation and amortization.....................             (10,730)            (9,696)
                                                                              ---------------    ------------------
                                                                                     8,382              8,808
                                                                              ---------------    ------------------
Software development costs, less accumulated amortization.............               1,922              1,604
Investments and other assets..........................................               5,264              5,205
                                                                              ---------------    ------------------
                                                                              $     57,958       $     57,152
                                                                              ===============    ==================

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable...................................................        $      9,249       $      8,752
   Accounts payable-related parties...................................                 212              1,104
   Accrued expenses and other.........................................               9,032              9,013
   Accrued warranty expenses..........................................               1,016              1,003
   Current portion of long-term debt..................................                 645              1,313
                                                                              ---------------    ------------------
      Total current liabilities.......................................              20,154             21,185
                                                                              ---------------    ------------------

Non-current liabilities:
   Long-term debt.....................................................               8,577              7,572
   Deferred credits and other.........................................                 486                378
                                                                              ---------------    ------------------
                                                                                     9,063              7,950
                                                                              ---------------    ------------------
Commitments and contingencies (Notes 10 and 11)
Shareholders' equity:
   Preferred stock: no par value per share, 1,000,000 shares
      authorized, no shares issued....................................                  --                 --
   Common stock: no par value, $.10 stated value per share, 12,500,000 shares authorized, 5,575,987 and 5,583,158 shares issued and
      outstanding in 2003 and 2002, respectively......................                 557                558
   Additional paid-in capital.........................................              44,695             44,717
   Accumulated deficit................................................              (9,711)           (10,173)
   Accumulated other comprehensive income (loss)......................              (6,800)            (7,085)
                                                                              ---------------    ------------------
      Total shareholders' equity......................................              28,741             28,017
                                                                              ---------------    ------------------
                                                                              $     57,958       $     57,152
                                                                              ===============    ==================

The accompanying notes are an integral part of the Consolidated Financial Statements.

                              HURCO COMPANIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                  Year Ended October 31
                                                                       -------------------------------------------
                                                                          2003            2002            2001
                                                                       -----------    ------------     -----------
Cash flows from operating activities:                                            (Dollars in thousands)
   Net income (loss)...........................................        $      462     $  (8,263)       $   (1,597)
   Adjustments to reconcile net income (loss) to
   Net cash provided by (used for) operating activities:
      Provision for doubtful accounts..........................              421            133               547
      Equity in income of affiliates...........................             (202)           (25)             (383)
      Depreciation and amortization............................            1,429          1,929             2,196
      Restructuring charge (credit)............................               --          2,250              (195)
      Change in assets/liabilities
        (Increase) decrease in accounts receivable.............            1,348          1,615             3,113
        (Increase) decrease in inventories.....................            1,465          7,720            (4,018)
        Increase (decrease) in accounts payable................             (687)          (141)           (3,521)
        Increase (decrease) in accrued expenses................            (1,760)        1,228               558
        Other..................................................             (200)          (245)             (182)
                                                                       -----------    ------------     -----------
          Net cash provided by (used for) operating activities.            2,276          6,201            (3,482)
                                                                       -----------    ------------     -----------
Cash flows from investing activities:
   Proceeds from sale of property and equipment................               14            154                38
   Purchase of property and equipment..........................             (536)        (1,184)           (1,253)
   Software development costs..................................             (679)          (534)             (665)
   Purchase of intellectual property...........................               --           (500)                --
   Change in restricted cash...................................              (622)           --                 --
   Other proceeds (investments)................................                (25)       1,037              (829)
                                                                       -----------    ------------     -----------
      Net cash used for investing activities...................           (1,848)        (1,027)           (2,709)
                                                                       -----------    ------------     -----------
Cash flows from financing activities:
   Advances on bank credit facilities..........................           55,731         28,369             44,300
   Repayments on bank credit facilities........................          (54,418)       (37,251)          (34,050)
   Repayments of term debt.....................................           (1,211)          (200)           (1,986)
   Proceeds from first mortgage................................               --          4,500                 --
   Repayment of first mortgage.................................             (108)           (39)                --
   Proceeds from exercise of common stock options..............               --              4                35
   Purchase of common stock....................................              (23)            --            (1,706)
                                                                       -----------    ------------     -----------
      Net cash provided by (used for) financing activities.....              (29)        (4,617)            6,593
                                                                       -----------    ------------     -----------

Effect of exchange rate changes on cash........................              532            278              (263)
                                                                       -----------    ------------     -----------
      Net increase (decrease) in cash..........................              931            835               139

Cash and cash equivalents at beginning of year.................            4,358          3,523             3,384
                                                                       -----------    ------------     -----------

Cash and cash equivalents at end of year.......................        $   5,289      $   4,358        $    3,523
                                                                       ===========    ============     ===========

Supplemental disclosures:......................................
   Cash paid for:
      Interest.................................................        $     595      $     519        $      682
      Income taxes.............................................        $     468      $     442        $      501

Supplemental schedule of noncash investing and financial activities:

In fiscal 2002, we purchased patented technology for $1.85 million. In connection therewith we issued a secured promissory note for $1.35 million.
   Fair value of asset acquired................................                       $   1,850
   Cash paid...................................................                             500
                                                                                      ------------
                                                                                      ------------
   Promissory note issued......................................                       $   1,350
                                                                                      ============
               The accompanying notes are an integral part of the Consolidated
Financial Statements.


                              HURCO COMPANIES, INC.
                CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                                                            Accumulated
                                                    Common Stock                                               Other
                                             --------------------------    Additional                       Comprehensive
                                             Shares Issued                   Paid-In       Accumulated         Income
                                             & Outstanding     Amount        Capital         Deficit           (Loss)        Total
                                             --------------   ---------    ------------    ------------    -------------   ---------
                                                                                                (Dollars in thousands)
Balances, October 31, 2000.................    5,955,359       $   596      $   46,347      $     (313)     $    (7,739)    $38,891
                                             --------------   ---------    ------------    ------------    --------------  ---------
Net loss...................................           --            --              --          (1,597)              --      (1,597)

Translation of foreign currency financial             --            --              --              --              315         315
statements.................................

Unrealized loss of derivative instruments..           --            --              --              --             (470)       (470)
                                                                                                                           ---------
Comprehensive loss.........................                                                                                  (1,752)

Exercise of common stock options...........       16,400             1              34              --               --          35
Repurchase of common stock.................     (391,101)          (39)         (1,667)             --               --      (1,706)
                                              --------------   ---------    ------------    ------------    --------------  --------
Balances, October 31,2001                      5,580,658       $   558      $   44,714      $   (1,910)     $    (7,894)    $35,468
                                              ==============   =========    ============    ============    ==============  ========
Net income loss............................           --            --              --          (8,263)              --      (8,263)

Translation of foreign currency financial             --            --              --              --              981         981
statements.................................

Unrealized loss of derivative instruments..           --            --              --              --             (172)       (172)
                                                                                                                            --------
Comprehensive loss.........................                                                                                  (7,454)

Exercise of common stock options...........        2,500            --               3              --               --           3
                                              --------------     ---------    ------------    ------------    ------------  --------
Balances, October 31, 2002.................    5,583,158       $   558        $  4,717      $  (10,173)     $    (7,085)    $28,017
                                              ==============     =========    ============    ============    ============  ========
Net income loss............................           --            --              --             462               --         462

Translation of foreign currency financial
statements.................................           --            --              --              --            1,454       1,454

Unrealized loss of derivative instruments..           --            --              --              --           (1,169)     (1,169)
                                                                                                                            --------
Comprehensive income.......................                                                                                     747

Repurchase of common stock.................       (7,171)           (1)            (22)             --               --         (23)

                                             --------------     ---------    ------------    ------------    --------------  -------
Balances, October 31, 2003.................    5,575,987        $  557       $   44,695      $   (9,711)     $    (6,800)    $28,741
                                             ==============     =========    ============    ============    ==============  =======

The accompanying notes are an integral part of the Consolidated Financial Statements.


                           HURCO COMPANIES, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation. The consolidated financial statements include the accounts of Hurco Companies, Inc. (an Indiana corporation) and our wholly owned and controlled subsidiaries. We have a 35% and 24% ownership interest in two affiliates accounted for using the equity method. Our combined investments in affiliates are approximately $1.8 million and are included in Investments and Other Assets on the accompanying Consolidated Balance Sheets. Intercompany accounts and transactions have been eliminated.

Statements of Cash Flows. We consider all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. Cash flows from hedges are classified consistent with the items being hedged.

Restricted Cash. Restricted cash results from hedging arrangements that require cash to be on deposit with an institution based on open positions.

Translation of Foreign Currencies. All balance sheet accounts of non-U.S. subsidiaries are translated at the exchange rate as of the end of the year. Income and expenses are translated at the average exchange rates during the year. Cumulative foreign currency translation adjustments of $5.0 million are included in Accumulated Other Comprehensive Income in shareholders' equity. Foreign currency transaction gains and losses are recorded as income or expense as incurred.

Hedging. On November 1, 2001, we adopted Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). In accordance with the provisions of SFAS No. 133, we recorded a transition adjustment upon the adoption of the standard to recognize the difference between the fair value of the derivative instruments recorded on the balance sheet and the previous carrying amount of those derivatives. The effect of this transition adjustment was insignificant and is reflected in the Other Expense, Net in the Consolidated Statement of Operations. We also recorded a transition adjustment of approximately $129,000 in Accumulated Other Comprehensive Income to recognize previously deferred net losses on derivatives designated as cash flow hedges.

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

At October 31, 2003, we had $1,814,000 of losses related to cash flow hedges deferred in Accumulated Other Comprehensive Income. Of this amount, $778,000 represents unrealized losses related to future cash flow hedge instruments that remain subject to currency fluctuation risk. These deferred losses will be recorded as an adjustment to cost of sales in the periods through October 31, 2004, in which the sale of the related hedged item is recognized, as described above. At October 31, 2002, we had $645,000 of losses related to cash flow hedges deferred in Accumulated Other Comprehensive Income. Net losses on cash flow hedge contracts which we reclassified from Other Comprehensive Income to Cost of Sales

                              HURCO COMPANIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

in the years ended October 31, 2003, 2002 and 2001 were $1,430,000, $617,000, and $261,000, respectively.

We also enter into foreign currency forward exchange contracts to protect against the effects of foreign currency fluctuations on receivables and payables denominated in foreign currencies. These derivative instruments are not designated as hedges under SFAS 133, "Accounting Standards for Derivative Instruments and Hedging Activities" (SFAS 133), and, as a result, changes in fair value are reported currently as Other Expense, Net in the Consolidated Statement of Operations consistent with the transaction gain or loss on the related foreign denominated receivable or payable. Such net transaction losses were $(154,000), $(209,000) and $(50,000) for the years ended October 31, 2003,
2002 and 2001, respectively.

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

Total depreciation expense for the years ended October 31, 2003, 2002 and 2001 was $1.0 million, $1.1 million and $1.3 million, respectively. Any impairment would be recognized based on an assessment of future operations (including cash flows) to insure that assets are appropriately valued.

Revenue Recognition. We recognize product revenue upon delivery to the customer, which is normally at the time of shipment because ownership and risk of loss passes to the customer at that time and payment terms are fixed. Our computerized machine tools are general-purpose computer controlled machine tools that are typically used in stand-alone operations. Transfer of ownership and risk of loss are not contingent upon contractual customer acceptance. Prior to shipment, we test each machine to ensure the machine's compliance with standard operating specifications as listed in our sales literature.

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

License Fee Income, Net. From time to time, our wholly owned subsidiary, IMS Technology, Inc. (IMS) entered into agreements for the licensing of its interactive computer control patents. License fees received under a fully paid-up license, for which there are no future performance requirement or

                              HURCO COMPANIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

contingency, and litigation settlement fees were recognized in income, net of legal fees and expenses, if any, at the time the related agreement was executed. License fees received in periodic installments that were contingent upon the continuing validity of a licensed patent were recognized in income, net of legal fees and expenses, if any, over the life of the licensed patent, which expired in October 2001. We have no deferred license fee income at October 31, 2003 and do not expect any significant license fee income in the foreseeable future.

Product Warranty. Expected future product warranty expense is recorded when the product is sold.

Research and Development Costs. The costs associated with research and development programs for new products and significant product improvements are expensed as incurred and are included in Selling, General and Administrative expenses. Research and development expenses totaled $1.8 million, $2.4 million, and $3.5 million in fiscal 2003, 2002, and 2001, respectively.

Costs incurred to develop computer software products and significant enhancements to software features of existing products to be sold or otherwise marketed are capitalized, after technological feasibility is established. Software development costs are amortized to Cost of Sales on a straight-line basis over the estimated product life of the related software, which ranges from three to five years. We capitalized $679,000 in 2003, $534,000 in 2002, and $665,000 in 2001 related to software development projects. Amortization expense was $361,000, $719,000, and $925,000, for the years ended October 31, 2003,
2002, and 2001, respectively. Accumulated amortization at October 31, 2003 and 2002 was $8.8 million and $8.4 million, respectively. Any impairment of the carrying value of the capitalized software development costs could be recognized based on an assessment of future operations (including cash flows) to insure that assets are appropriately valued.

Estimated amortization expense for the existing amortizable intangible assets for the years ended October 31, is as follows:
                                                        Amortization Expense
                                     Fiscal Year
                                         2004                   $372
                                         2005                    380
                                         2006                    367
                                         2007                    367
                                         2008                    367

Earnings Per Share. Basic and diluted earnings per common share are based on the weighted average number of our shares of common stock outstanding. Diluted earnings per common share give effect to outstanding stock options using the treasury method. The impact of potentially issuable shares for the years ended October 31, 2002 and 2001 was excluded from the computation of diluted earnings per share because their effect would be anti-dilutive.

Income Taxes. We record income taxes under SFAS 109 "Accounting for Income Taxes". SFAS 109 utilizes the liability method for computing deferred income taxes. It also requires that the benefit of certain loss carryforwards be recorded as an asset and that a valuation allowance be established against the asset when it is "more likely than not" the benefit will not be realized

Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales and expenses during the reporting period. Actual results could differ from those estimates.

                              HURCO COMPANIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

2.       BUSINESS OPERATIONS

Nature of Business. We design and produce computer control systems and software and computerized machine tools for sale through our own distribution system to the worldwide machine tool industry.

The end market for our products consists primarily of precision tool, die and mold manufacturers, independent job shops and specialized short-run production applications within large manufacturing operations. Industries served include: aerospace, defense, medical equipment, energy, transportation and computer industries. Our products are sold through independent agents and distributors in countries throughout North America, Europe and Asia. We also maintain direct sales operations in England, France, Germany, Italy, Singapore and China.

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

Manufacturing Risk. Our computerized machine tools and integrated computer controls are manufactured primarily in Taiwan by our wholly-owned subsidiary and our affiliated contract manufacturers. We also source one of the proprietary Ultimax(R) computer components from a sole domestic supplier. Any interruption from these sources would restrict the availability of our computerized machine tool systems and would affect operating results adversely.

3.       INVENTORIES

Inventories as of October 31, 2003 and 2002 are summarized below (in thousands):

                                                      2003            2002
                                                  ------------    ------------
      Purchased parts and sub assemblies.......   $    5,729      $    6,677
      Work-in-process..........................        2,029           2,251
      Finished goods...........................       14,489          13,620
                                                  ------------    ------------
                                                  $   22,247      $   22,548
                                                  ============    ============

                              HURCO COMPANIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

4.       DEBT AGREEMENTS

Long-term debt as of October 31, 2003 and 2002, consisted of (in thousands):

                                                                     2003             2002
                                                                 ------------     ------------
      Domestic bank revolving credit facility....................$    2,850       $       --
      European bank credit facility..............................     1,274            2,475
      First Mortgage.............................................     4,360            4,460
      Installment Promissory Note................................       338            1,350
      Economic Development Revenue Bonds, Series 1990............       400              600
                                                                  -----------     ------------
                                                                      9,222            8,885
      Less current portion.......................................       645            1,313
                                                                  ------------     ------------
                                                                 $    8,577       $    7,572
                                                                  ============     ============

As of October 31, 2003, long-term debt was payable as follows (in thousands):

      Fiscal 2004...........................................          645
      Fiscal 2005...........................................        1,591
      Fiscal 2006...........................................          126
      Fiscal 2007...........................................        2,986
      Fiscal 2008...........................................          145
      Thereafter............................................        3,729
                                                                 ------------
                                                                    9,222
                                                                 ============

As of October 31, 2003 and 2002, we had $0 and $1.1 million, respectively, of outstanding letters of credit issued to non-U.S. suppliers for inventory purchase commitments. As of October 31, 2003, we had unutilized credit facilities of $6.4 million available for either direct borrowings or commercial letters of credit. We were in compliance with all loan covenants at October 31, 2003.

Domestic Bank Credit Facility. Interest on the domestic bank credit facility was payable at rates ranging from 5.12% to 6.25% at October 31, 2003 and from 4.28% to 5.25% at October 31, 2002.

Effective December 1, 2003, we amended and restated our bank credit agreement with our domestic bank, which extended the maturity date to December 1, 2006 and increased the maximum amount of the facility from $7.0 million to $8.0 million. The credit agreement provides the lender with a security interest in substantially all domestic assets, exclusive of the assets subject to a first mortgage, and 66% of the common stock of our U.S. holding companies, which own our foreign subsidiaries. Borrowings may be made in U.S. Dollars, Euro or Pounds Sterling. Interest on all outstanding borrowings is payable at LIBOR for the respective currency plus an applicable margin, or, at our option, prime rate plus a specified margin based on funded debt to EBITDA (earnings before interest, taxes, depreciation and amortization) ratio, as follows:

Total Funded Debt/EBITDA ratio                          LIBOR Margin          Prime Margin
-------------------------------------------------    -------------------    ------------------
-------------------------------------------------    -------------------    ------------------
Greater than 3.0                                            2.75%                   0%
Greater than 2.5 and less than or equal to 3.0              2.0%                 (.25%)
Greater than 2.0 and less than or equal to 2.5              1.5%                 (.50%)
Less than or equal to 2.0                                   1.0%                 (.75%)

Prior to March 1, 2004, the applicable margin is determined based on the total funded debt/EBITDA ratio being greater than 2.5 and less than or equal to 3.0. Thereafter, the applicable margin will be adjusted on the first day of the month following the month after each quarter end.

Availability under the facility is limited to the greater of the commitment or a borrowing base, as defined in the agreement, which measured as of October 31, 2003 aggregated $7.5 million. The

                              HURCO COMPANIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

agreement requires that we maintain Consolidated Net Worth of $32.0 million plus an amount equal to 75% of positive consolidated net income for the fiscal year ended October 31, 2004, and for each fiscal year thereafter. Consolidated Net Worth is defined as total Shareholders' Equity excluding Accumulated Other Comprehensive Income. Our consolidated total debt compared to consolidated total debt plus Consolidated Net Worth ratio cannot be greater than 0.35 to 1.0 and our fixed charge coverage ratio cannot be less than 1.10 to 1.0. The fixed charge coverage ratio is the ratio of consolidated EBITDA minus taxes, unfunded capital expenditures and redemptions of capital stock to principal payments of indebtedness plus consolidated interest expense.

Promissory Note. On October 24, 2002, we issued a secured promissory note for $1,350,000 to the seller of patented technology that we purchased. The note bears interest at 2.75% per annum and at October 31, 2003 the balance of the note is $337,500, due at December 31, 2003.

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

European Bank Credit Facilities. Effective January 15, 2004, we entered into a letter agreement with our principal domestic bank which provides our U.K. subsidiary with a revolving credit and overdraft facility. The facility includes a maximum commitment aggregating (pound)1.0 million (approximately $1.7 million) and matures January 31, 2007. Borrowings will be secured by liens on substantially all of the assets of our U.K. subsidiary. Interest on outstanding borrowings will be based on LIBOR for fixed rate loans and a base rate for overdrafts, in each case, plus a margin based on consolidated funded debt to EBITDA equivalent to that of our domestic bank facility.

We have a 3.0 million Euro credit facility with a European bank. On December 1, 2003, the maturity date of the facility was extended until November 30, 2004. Interest on the facility is payable at 7.16% per annum or, at our option, 1.75% above EURIBOR for fixed rate borrowings. Although the facility is uncollateralized, the bank reserves the right to require collateral in the event of increased risk evaluation. Borrowings outstanding under this facility at October 31, 2003 were $1.3 million.

Economic Development Revenue Bonds. The Economic Development Revenue Bonds are payable in two remaining equal annual installments due on September 1, 2004 and 2005 and are secured by a letter of credit issued by our domestic bank. Interest rates on the bonds adjust weekly and, as of October 31, 2003 and 2002, interest was accruing at a rate of 1.12% and 2.10%, respectively.

5.       FINANCIAL INSTRUMENTS

The carrying amounts for trade receivables and payables approximate their fair values. At October 31, 2003, the carrying amounts and fair values of our financial instruments, which include bank revolving credit facilities, senior notes and Economic Development Revenue Bonds, are not materially different. The fair value of long-term debt, including the current portion, is estimated based on quoted market prices for similar issues or on current rates offered to us for debt of the similar terms and maturities.


We also have financial instruments in the form of foreign currency forward exchange contracts as described in Note 1 to the Consolidated Financial Statements. The U.S. Dollar equivalent notional amount of these contracts was $28.4 million at October 31, 2003. The net fair value of these derivative instruments recorded in Accrued Expenses at October 31, 2003 was $758,000. Current market prices were used to estimate the fair value of the foreign currency forward exchange contracts.

                              HURCO COMPANIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

6.       INCOME TAXES

Deferred income taxes reflect the effect of temporary differences between the tax basis of assets and liabilities and the reported amounts of those assets and liabilities for financial reporting purposes. Deferred income taxes also reflect the value of net operating losses and an offsetting valuation allowance. Our total deferred tax assets and corresponding valuation allowance at October 31, 2003 and 2002, consisted of the following (in thousands):

                                                                                               October 31
                                                                                           2003            2002
                                                                                       -------------    ------------
Tax effects of future tax deductible items related to:
   Accrued inventory reserves...................................................       $      630       $      623
   Accrued warranty expenses....................................................              107              121
   Deferred compensation........................................................              224              213
   Other accrued expenses.......................................................              389              521
                                                                                       -------------    ------------
     Total deferred tax assets..................................................            1,350            1,478
                                                                                       -------------    ------------
Tax effects of future taxable differences related to:
   Accelerated tax deduction and other tax over book
     deductions related to property, equipment and software.....................             (990)            (968)
   Other........................................................................             (632)            (698)
                                                                                       -------------    ------------
     Total deferred tax liabilities.............................................           (1,622)          (1,666)
                                                                                       -------------    ------------
     Net tax effects of temporary differences...................................             (272)            (188)
                                                                                       -------------    ------------
Tax effects of carryforward benefits:
   U.S. federal net operating loss carryforwards, expiring 2023.................            2,868            2,745
   Foreign tax benefit carryforwards, expiring 2004-2008........................              568              326
   Foreign tax benefit carryforwards, with no expiration........................            1,398            1,435
   U.S. federal general business tax credits, expiring 2004-2023................            1,036            1,017
                                                                                       -------------    ------------
     Tax effects of carryforwards...............................................            5,870            5,523
                                                                                       -------------    ------------
     Tax effects of temporary differences and carryforwards, net................            5,598            5,335
     Less valuation allowance...................................................           (5,598)          (5,335)
                                                                                       -------------    ------------
     Net deferred tax asset.....................................................       $       --       $       --
                                                                                       =============    ============

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

Income (loss) before income taxes (in thousands):                                 Year Ended October 31
                                                                      ----------------------------------------------
                                                                         2003            2002             2001
                                                                      ------------    ------------    --------------
     Domestic................................................         $    (875)      $  (7,238)      $  (2,980)
     Foreign.................................................             2,295            (436)          2,160
                                                                      ------------    ------------    --------------
                                                                      ------------    ------------    --------------
                                                                      $  1,420        $  (7,674)      $    (820)

Differences between the effective tax rate and
     U.S. federal income tax rate were (in thousands):
Tax at U.S. statutory rate....................................        $     497       $  (2,686)      $     (287)
Federal tax...................................................                --            (95)              95
Effect of tax rates of international jurisdictions
   In excess (less than) of U.S. statutory rates..............             (130)             97              155
State income taxes............................................                --             (6)              --
Effect of losses without current year benefit.................               591          3,279            1,043
Utilization of net operating loss carryforwards                               --              --            (229)
                                                                      ------------    ------------    --------------
                                                                      ------------    ------------    --------------
Provision for income taxes....................................        $     958       $     589       $      777

Our provision for income taxes in fiscal 2003, 2002 and 2001 represents taxes currently payable.

We have not provided any U.S. income taxes on the undistributed earnings of our foreign subsidiaries or equity method investments based upon our determination that such earnings will be indefinitely reinvested.

7.       EMPLOYEE BENEFITS

We have defined contribution plans that include a majority of our employees, under which our contributions are discretionary. The purpose of these plans is generally to provide additional financial security during retirement by providing employees with an incentive to save throughout their employment. Our contributions to the plans are based on employee contributions or compensation. Our contributions totaled $228,076, $263,640, and $344,811, for the years ended October 31, 2003, 2002 and 2001, respectively.

We also have split-dollar life insurance agreements with our executive officers. In fiscal 2003, the premiums were borrowed from the cash value of the policies and will be repaid from the policies' cash surrender values when the policies are terminated in accordance with the provisions of the agreements. In fiscal years prior to 2003, the premiums were paid by the Company.

                              HURCO COMPANIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

8.       STOCK OPTIONS

In March 1997, we adopted the 1997 Stock Option and Incentive Plan (the 1997
Plan) which allows us to grant awards of options to purchase shares of our common stock, stock appreciation rights, restricted shares and performance shares. Under the provision of the 1997 Plan, 750,000 shares of common stock may be issued and the maximum number of shares of common stock that may be granted to any individual is 200,000 shares. Options granted under the 1997 Plan are exercisable for a period up to ten years after date of grant and vest in equal annual installments as specified by the Compensation Committee of our Board of Directors at the time of grant. The option price of options intended to qualify as incentive stock options may not be less than 100% of the fair market value of a share of common stock on the date of grant. As of October 31, 2003, options to purchase 657,000 shares had been granted and remained outstanding under the 1997 Plan.

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

A summary of the status of the options under the 1990 and 1997 Plans as of October 31, 2003, 2002 and 2001 and the related activity for the year is as follows:

                                                              Shares Under      Weighted Average Exercise
                                                                 Option              Price Per Share
      ------------------------------------------------------ ---------------- -------------------------------
      ------------------------------------------------------ ---------------- -------------------------------

      Balance October 31, 2000                                       826,660                $4.77
        Granted........................................               57,000                 3.67
        Cancelled......................................             (82,000)                 5.23
        Expired........................................             (20,000)                 7.15
        Exercised......................................             (16,400)                 2.14

      ------------------------------------------------------ ---------------- -------------------------------
      ------------------------------------------------------ ---------------- -------------------------------

      Balance October 31, 2001                                       765,260                $4.63
        Granted........................................              342,000                 2.14
        Cancelled......................................            (266,900)                 4.18
        Expired........................................              (7,700)                 2.13
        Exercised......................................              (2,500)                 2.13

      ------------------------------------------------------ ---------------- -------------------------------
      ------------------------------------------------------ ---------------- -------------------------------

      Balance October 31, 2002                                       830,160                $3.78
        Granted........................................                   --                 --
        Cancelled......................................               (8,000)                4.14
        Expired........................................             (33,500)                 5.85
        Exercised......................................                   --                --
      ------------------------------------------------------ ---------------- -------------------------------
      ------------------------------------------------------ ---------------- -------------------------------
      Balance October 31, 2003                                      788,660                 $3.69
      ====================================================== ================ ===============================


                              HURCO COMPANIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Stock options outstanding and exercisable on October 31, 2003 are as follows:


                                                           Weighted Average      Weighted Average Remaining
  Range of Exercise Prices Per     Shares Under Option    Exercise Price Per      Contractual Life in Years
              Share                                             Share
---------------------------------- -------------------- ----------------------- ------------------------------
---------------------------------- -------------------- ----------------------- ------------------------------
Outstanding
$        2.125 - 5.125                     580,160                 $2.84                    5.9
         5.813 - 8.250                     208,500                  6.05                    5.0
---------------------------------- -------------------- ----------------------- ------------------------------
---------------------------------- -------------------- ----------------------- ------------------------------
$        2.125 - 8.250                     788,660                 $3.69                    5.5
================================== ==================== ======================= ==============================
================================== ==================== ======================= ==============================
Exercisable
$        2.125 - 5.125                     414,787                 $3.04                         --
         5.813 - 8.250                     170,800                  6.10                         --
---------------------------------- -------------------- ----------------------- ------------------------------
---------------------------------- -------------------- ----------------------- ------------------------------
$        2.125 - 8.250                     585,587                 $3.93                         --
================================== ==================== ======================= ==============================
================================== ==================== ======================= ==============================

We apply Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" (APB No. 25), and related interpretations in accounting for the plans, and, except for certain shares subject to variable plan accounting, no compensation expense has been recognized for stock options issued under the plans. For companies electing to continue the use of APB
No. 25, SFAS No. 123 "Accounting for Stock-Based Compensation", requires pro forma disclosures determined through the use of an option-pricing model as if the provisions of SFAS No. 123 had been adopted.

On November 11, 2001, our former CEO was granted 110,000 options at $2.11 and all of his previous option grants were cancelled. These options are subject to variable plan accounting, which resulted in a charge to expense in fiscal 2003 of $51,000 for the amount of the benefit that could have been realized based on the stock price at October 31, 2003.

The weighted average fair value at date of grant for options granted during fiscal 2002 and 2001, was $1.43 and $2.07, per share, respectively. No options were granted in 2003. The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions:

                                                              2003            2002              2001
--------------------------------------------------------- ------------- -- ------------ --- --------------
--------------------------------------------------------- ------------- -- ------------ --- --------------
Expected dividend yield.............................           NA               0.00%            0.00%
Expected volatility.................................           NA              53.71%           56.00%
Risk-free interest rate.............................           NA               4.99%            5.18%
Expected term in years..............................           NA               9.05            10
--------------------------------------------------------- ------------- -- ------------ --- --------------

If we had adopted the provisions of SFAS No. 123, net income (loss) and earnings
(loss) per share would have been as follows:

                                                              2003            2002              2001
--------------------------------------------------------- ------------- -- ------------ --- --------------
--------------------------------------------------------- ------------- -- ------------ --- --------------
Net income (loss) (in thousands)....................      $       265      $   (8,628)      $  (1,928)
Earnings (loss) per share:..........................
  Basic.............................................      $      0.05      $    (1.55)      $    (.34)
  Diluted...........................................      $      0.05      $    (1.55)      $    (.34)
--------------------------------------------------------- ------------- -- ------------ --- --------------

As of October 31, 2003, there were outstanding non-qualified options that had been granted outside of the 1990 and 1997 plans to current and former outside members of the Board of Directors to purchase 50,000 and 75,000 shares at $5.13 and $5.81 per share, respectively. These shares are exercisable as of October 31, 2003. The options expire at various dates between 2002 and 2008.

                              HURCO COMPANIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

9.       RELATED PARTY TRANSACTIONS

We own approximately 24% of one of our Taiwanese-based contract manufacturers. This investment of $565,000 is accounted for using the equity method and is included in Investments and Other Assets on the Consolidated Balance Sheet. Purchases of product from this contract manufacturer totaled $3.7 million, $5.9 million, and $12.2 million for the years ended October 31, 2003, 2002 and 2001, respectively. Trade payables to this contract manufacturer were $111,000 at October 31, 2003, and $1.0 million at October 31, 2002. Trade receivables were $108,000 at October 31, 2003 and $43,000 at October 31, 2002.

As of October 31, 2003, we owned 35% of Hurco Automation, Ltd. (HAL), a Taiwan based company. HAL's scope of activities includes the design, manufacture, sales and distribution of industrial automation products, software systems and related components, including control systems and components manufactured under contract for sale exclusively to us. We are accounting for this investment using the equity method. The investment of $1.3 million at October 31, 2003 is included in Investments and Other Assets on the Consolidated Balance Sheet. Purchases of product from this supplier amounted to $4.8 million, $4.1 million and $4.1 million in 2003, 2002 and 2001, respectively. Trade payables to HAL were $1.2 million and $879,000 at October 31, 2003 and 2002, respectively. Trade receivables from HAL were $278,000 and $311,000 at October 31, 2003 and 2002, respectively.

Summary financial information for the two affiliates accounted for using the equity method of accounting are as follows:

(000's)                                                   2003              2002              2001
                                                     ---------------    -------------     -------------
                                                     ---------------    -------------     -------------
Net Sales.......................................     $     26,284       $     25,013      $    42,691
Gross Profit....................................            4,409              4,173            7,305
Operating Income................................              564                127            2,047
Net Income......................................              261                425            1,609

Current Assets..................................     $     17,162       $     12,842      $    14,345
Non-current Assets..............................            2,015              1,756            1,535
Current Liabilities.............................           13,549              9,460           11,335

10.      CONTINGENCIES AND LITIGATION

We previously occupied a facility located in England under a lease that expired in April 2002. The lease required that, following expiration of the lease, we make certain repairs to the facility resulting from deterioration of the facility during the lease term. The scope and cost of the repairs alleged by the lessor to be required evolved throughout fiscal 2002 and 2003 as investigations and negotiations proceeded. On September 30, 2003, we settled this claim with the lessor for (pound)684,000 (approximately $1.2 million), which we had previously accrued. The settlement payment is due in two equal installments in November 2003 and January 2004.

We are involved in various claims and lawsuits arising in the normal course of business. We do not expect any of these claims, individually or in the aggregate, to have a material adverse effect on our consolidated financial position or results of operations.

11.      GUARANTEES

During fiscal 2003, we adopted Financial Accounting Standards Board (FASB) Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57 and 107 and

                              HURCO COMPANIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Rescission of FASB Interpretation No. 34." FIN 45 clarifies the requirements of FASB Statement No. 5, Accounting for Contingencies, relating to the guarantor's accounting for, and disclosures of, the issuance of certain types of guarantees.

From time to time, our German subsidiary guarantees third party lease financing residuals in connection with the sale of certain machines in Europe. At October 31, 2003 there were 26 third party guarantees totaling approximately $1.4 million. A retention of title clause allows our Germany subsidiary to obtain the machine if the customer defaults on its lease. We believe that the proceeds obtained from liquidation of the machine would cover any payments required under the guarantee.

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
                                                         Warranty Reserve
                                                      ----------------------
                                                      ----------------------
       Balance at October 31, 2002                    $       1,003
       Provision for warranties during the period             1,058
       Charges to the accrual                                (1,135)
       Impact of foreign currency translation                    90
                                                      ----------------------
                                                      ----------------------
       Balance at October 31, 2003                    $       1,016
                                                      ======================

12.      OPERATING LEASES

We lease facilities, certain equipment and vehicles under operating leases that expire at various dates through 2008. Future payments required under operating leases as of October 31, 2003, are summarized as follows (in thousands):

      2004...........................................                  1,185
      2005...........................................                    750
      2006...........................................                    337
      2007...........................................                    284
      2008...........................................                    199
      Thereafter.....................................                     15
                                                               -----------------
      Total..........................................                  2,770
                                                               =================

Lease expense for the years ended October 31, 2003, 2002, and 2001 was $1.5 million, $1.8 million, and $1.6 million, respectively.

We recorded $118,000 of lease income from subletting 45,000 square feet of our Indianapolis facility. The sublease expires on January 31, 2005.

13.      LICENSE FEE INCOME AND LITIGATION SETTLEMENT FEES, NET

License fee income and litigation settlement fees, net for fiscal 2002 and 2001 were attributable to agreements entered into by our wholly owned subsidiary, IMS Technology, pursuant to which IMS granted fully paid-up licenses of its interactive patents in exchange for cash and other consideration. License fee payments received that were contingent upon the continued validity of the patent were deferred and recognized over the life of the patent, which expired in October 2001. We have no deferred license fee income at October 31, 2003 and do not expect any significant license fee income in the foreseeable future.

                              HURCO COMPANIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

14.   QUARTERLY HIGHLIGHTS (Unaudited)

                                                      First         Second           Third           Fourth
                                                     Quarter       Quarter          Quarter         Quarter
                                                    ----------    -----------      -----------    -------------
2003 (In thousands, except per share data)
Sales and service fees......................        $  15,953     $   17,453       $   18,354     $    23,772

Gross profit................................            3,994          5,128            5,074           6,626

Gross profit margin.........................            25.0%          29.4%            27.6%           27.9%
Restructuring expense (credit) and other
expense, net (Note 16).....................                --             --               --            (124)

Selling, general and administrative expenses            4,428          4,563            4,332           5,426   (b)

Operating income (loss).....................            (434)           565               742            1,324

Net income (loss)...........................            (582)            139              331              574

Loss per common share - basic...............        $   (.10)     $      .02       $      .06     $        .10

Loss per common share - diluted.............        $   (.10)     $      .02       $      .06     $        .10

                                                      First         Second           Third           Fourth
                                                    Quarter        Quarter          Quarter         Quarter
                                                    ----------    -----------      -----------    -------------
2002 (In thousands, except per share data)

Sales and service fees......................        $  18,520     $   14,995       $   18,204     $    18,767

Gross profit................................            4,003          1,883  (a)       4,381           4,979

Gross profit margin.........................            21.6%          12.6%  (a)       24.1%           26.5%
Restructuring expense and other expense, net
(Note 16)..................................               356          1,395               --           1,004

Selling, general and administrative expenses            5,214          4,535            4,672           5,237

Operating loss..............................          (1,567)        (4,047)            (291)          (1,262)

Net loss....................................          (1,614)        (4,211)            (651)          (1,760)

Loss per common share - basic...............        $   (.29)     $    (.75)       $    (.12)     $      (.32)

Loss per common share - diluted.............        $   (.29)     $    (.75)       $    (.12)     $      (.32)

a. Includes $1.1 million restructuring charge for inventory write-downs related to under-performing product lines that were discontinued. Gross profit margin exclusive of the inventory charge was 19.1%.

b.       Includes $400,000 of incentive compensation expense.

                              HURCO COMPANIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

15.      SEGMENT INFORMATION

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

Our computerized metal cutting machine tools are manufactured to our specifications by manufacturing contractors in Taiwan including our wholly owned subsidiary, Hurco Manufacturing Limited (HML). Our executive offices and principal design, engineering, and manufacturing management operations are headquartered in Indianapolis, Indiana. We sell our products through approximately 200 independent agents and distributors in approximately 40 countries throughout North America, Europe and Asia. We also have our own direct sales and service organizations in England, France, Germany, Italy, Singapore and China. During fiscal 2003, no customer accounted for more than 5% of our sales and service fees.

The following table sets forth the contribution of each of our product groups to our total sales and service fees during each of the past three fiscal years (in thousands):

Net Sales and Service Fees by Product Category                               Year ended October 31,
                                                                 ------------------------------------------------
                                                                     2003             2002              2001
                                                                 -------------    -------------     -------------
    Computerized Machine Tools.............................         $ 61,385         $ 55,503          $ 73,286
    Computer Control Systems and Software *................            3,044            3,632             5,716
    Service Parts..........................................            7,643            8,111             9,516
    Service Fees...........................................            3,460            3,240             3,749
                                                                 -------------    -------------     -------------
          Total............................................      $    75,532      $    70,486       $    92,267
                                                                 =============    =============     =============

*Amounts shown do not include CNC systems sold as an integrated component of computerized machine systems.

The following table sets forth revenues by geographic area, based on customer location, for each of the past three fiscal years were (in thousands):

Revenues by Geographic Area                                                  Year Ended October 31
                                                                ------------------------------------------------
                                                                    2003              2002             2001
                                                                --------------    -------------    -------------
United States..............................................     $     22,829      $     22,782     $     32,935
                                                                --------------    -------------    -------------
Germany....................................................           22,111            22,863           28,452
United Kingdom.............................................            8,381             7,387            8,814
Other Europe...............................................           17,735            14,142           17,847
                                                                --------------    -------------    -------------
   Total Europe............................................           48,227            44,392           55,113

Asia and Other.............................................            4,476             3,312            4,219
                                                                --------------    -------------    -------------
   Total Foreign...........................................           52,703            47,704           59,332
                                                                --------------    -------------    -------------
                                                                $     75,532      $     70,486     $     92,267
                                                                ==============    =============    =============

                              HURCO COMPANIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Long-lived assets by geographic area were (in thousands):

                                                         October 31
                                               ---------------------------------
                                               ------------- -- ----------------
                                                     2003              2002
                                               -------------    ----------------
United States..................................  $  13,847        $    13,824
Foreign countries..............................      1,721              1,793
                                               -------------    ----------------
                                               -------------    ----------------
                                                 $  15,568        $    15,617
                                               =============    ================


16.      RESTRUCTURING EXPENSE AND OTHER EXPENSE, NET

In fiscal 2001, a provision of $471,000 was recorded for severance costs related to a domestic cost reduction program in which 59 positions were eliminated. Fiscal 2001 also included a reversal of a $328,000 previously established reserve.

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

Also included in restructuring expense and other expense, net in fiscal 2002 is a $1.1 million provision for potential expenditures related to a disputed claim in the United Kingdom, regarding a terminated facility lease (Note 10) and a $277,000 credit due to a refund of software development fees resulting from the termination of a software development agreement during the second fiscal quarter (Note 18).

The severance accrual of $264,000 at October 31, 2002 represented costs related to employees to be paid in future periods. The severance provision represented 53 positions that have been eliminated or were to be eliminated in fiscal 2003. At October 31, 2002, 38 employees had been paid the full amount of their severance while the remaining 15 employees were paid at various times through the second quarter of fiscal 2003.

In fiscal 2003, we paid the remaining severance and adjusted the foreign lease liability balance to the actual settlement amount.

                              HURCO COMPANIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

                                                 Balance        Provision        Charges to         Balance
Description                                     10/31/00         (Credit)         Accrual          10/31/01
                                               ------------    -------------    -------------    --------------
                                               ------------    -------------    -------------    --------------
Excess building capacity.....................  $       286     $     (286)      $       --        $         --

Equipment leases.............................           54            (42)             (12)                 --

Severance costs..............................          300            471             (638)                133
                                               ------------    -------------    -------------    --------------
                                               ------------    -------------    -------------    --------------
                                               $       640     $      143      $      (650)       $        133
                                               ============    =============    =============    ==============
                                               ============    =============    =============    ==============

                                                 Balance        Provision        Charges to         Balance
Description                                     10/31/01         (Credit)         Accrual          10/31/02
                                               ------------    -------------    -------------    --------------
Cost of sales - restructuring:
Inventory write-down....................       $       --         $ 1,083      $     1,083     $         --
Restructuring expense:
Capitalized software development cost
write-off..............................                --           1,036            1,036               --
Severance costs..............................         133             934              803              264
Other expense (credit):
Foreign lease termination liability (Note10)           51           1,062               --            1,113
Termination of software development
agreement (Note 18).....................               --            (277)            (277)              --
                                               ------------    -------------    -------------    --------------
                                               ------------    -------------    -------------    --------------
Total restructuring and other expense, net...         184            2,755           1,562            1,377
                                               ------------    -------------    -------------    --------------
                                               ------------    -------------    -------------    --------------
     Total...................................  $      184      $     3,838      $    2,645       $    1,377
                                               ============    =============    =============    ==============
                                               ============     ============    =============    ==============

                                                 Balance         Provision       Charges to       Balance
Description                                     10/31/02         (Credit)         Accrual         10/31/03
                                               ------------     ------------    ------------- -----------------
Severance costs..............................          264             (43)              221          --

Foreign lease termination liability..........        1,113             (81)            (157)       1,189
                                               ------------     ------------    ------------- -----------------
                                               ------------     ------------    ------------- -----------------
                                               $     1,377      $     (124)     $         64  $    1,189
                                               ============     ============    ============= =================

17.      STOCK REPURCHASES

Pursuant to our odd-lot tender offer in fiscal 2003, we repurchased 7,171 shares of common stock for approximately $23,000. The repurchases of shares is reflected as a reduction in common stock.

In fiscal 2001, we repurchased 391,101 shares of our common stock for approximately $1.7 million of which 278,001 were purchased from a related party for $1.2 million. The repurchase of shares is reflected as a reduction in common stock.

18.      SOFTWARE DEVELOPMENT AGREEMENTS AND LOAN AGREEMENT

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

                              HURCO COMPANIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

During fiscal 2002, we terminated these agreements. In connection therewith, we received repayment of our investment in a secured loan and warrants. We were also reimbursed for software development fees previously paid and expensed, resulting in a credit of $277,000 which is reflected in Restructuring Expense and Other Expense. Net. Neither party has any future obligations to the other under the termination agreement.

We had an agreement with another private software company to fund $683,000 of development costs, which was recorded as a research and development expense in fiscal 2002 and fiscal 2001. In October 2002, we exercised an option to purchase the core technology owned by the software company for $1.9 million which is recorded in Investments and Other Assets at October 31, 2003. The core technology consists of patented software-based computer control technology that will be incorporated in our proprietary computer control system.

19.      NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the FASB issued Statement No. 141, "Business Combinations" (SFAS
141) and Statement No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). SFAS 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method of accounting. Under SFAS 142, amortization of goodwill ceased and the goodwill carrying values are tested periodically for impairment. We adopted SFAS 142, effective November 1, 2002 for goodwill and intangible assets acquired prior to July 1, 2001. Goodwill and intangible assets acquired after June 30, 2001 were subject immediately to the goodwill non-amortization and intangible provisions of this statement. The adoption of this standard did not have a material effect on the Consolidated Financial Statements.

In August 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144), which was effective for the fiscal year beginning November 1, 2002. SFAS 144 established a single model to account for impairment of assets to be held or disposed of, incorporating guidelines for accounting and disclosure of discontinued operations. The adoption of this standard did not have a material effect on the Consolidated Financial Statements.

In July 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". This Standard, which was effective for disposal activities initiated after December 31, 2002, addressed significant issues regarding the recognition, measurement and reporting of costs associated with exit and disposal activities. The adoption of this standard did not have a material impact on the Consolidated Financial Statements.

In December 2002, the FASB issued Statement No. 148, "Accounting for Stock Based Compensation - Transition and Disclosure - An Amendment to FASB Statement No. 123" (SFAS 148) for fiscal years ending after December 15, 2002. SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The adoption of this standard did not have a material effect on the Consolidated Financial Statements.

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46) Consolidation of Variable Interest Entities. This Interpretation requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved and is effective for the first fiscal year or interim period beginning after June 15, 2003 for variable interest entities in which an enterprise holds a variable interest that it acquired before

                              HURCO COMPANIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

February 1, 2003. We do not expect that the adoption of this standard will have a material effect on the Consolidated Financial Statements.

In May 2003, the FASB issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" (SFAS
150). This Standard is effective for financial instruments entered into or modified after May 31, 2003, and for all other instruments for interim periods beginning after June 15, 2003. SFAS 150 requires certain liabilities previously classified as equity to be reclassified to a liability. The adoption of this standard did not have a material effect on the Consolidated Financial Statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

Not Applicable.

Item 9A.      CONTROLS AND PROCEDURES

We carried out an evaluation under the supervision and with participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2003 pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of the evaluation date.

There have been no changes in our internal controls over financial reporting that occurred during the year ended October 31, 2003 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10.      DIRECTORS AND EXECUTIVE OFFICERS AND DIRECTORS OF THE REGISTRANT

The information required by this item is hereby incorporated by reference from our definitive proxy statement for our 2004 annual meeting of shareholders except that the information required by Item 10 regarding Executive Officers is included herein under a separate caption at the end of Part I.

Item 11.      EXECUTIVE COMPENSATION

The information required by this item is hereby incorporated by reference from the definitive proxy statement for our 2004 annual meeting of shareholders.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Except for the information concerning equity compensation plans, the information required by this item is hereby incorporated by reference from the definitive proxy statement for our 2004 annual meeting of shareholders.

Equity Compensation Plan Information

The following table gives information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of October 31, 2003, including the 1997 Stock Option and Incentive Plan and the 1990 Stock Option Plan.

                                                                                              Number of securities
                                          Number of securities                                remaining available for
                                            to be issued upon       Weighted-average           future issuance under
                                               exercise of          exercise price of       equity compensation plans
                                          outstanding options,         outstanding            (excluding securities
                                           warrants and rights      options, warrants        reflected in column (a))
           Plan Category                         (a) (#)            and rights (b) ($)               (c) (#)
--------------------------------------    ----------------------    -------------------    -----------------------------
--------------------------------------    ----------------------    -------------------    -----------------------------
Equity compensation plans approved
by security holders                              788,660                   $3.69                       89,500

Equity compensation plans not
approved by security holders1                    125,000                    5.54                        --
                                          ----------------------    -------------------    -----------------------------
                                          ----------------------    -------------------    -----------------------------
     Total                                       913,660                  $3.90                        89,500
                                          ======================    ===================    =============================

1 Represents non-qualified options granted to the Board of Directors in 1996 and 1998.

As of October 31, 2003, there were outstanding non-qualified options that had been granted outside of the 1990 and 1997 plans to current and former outside members of the Board of Directors to purchase 50,000 and 75,000 shares at $5.13 and $5.81 per share, respectively. These shares are exercisable as of October 31, 2003. The options expire at various dates between 2002 and 2008.

Item 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is hereby incorporated by reference from the definitive proxy statement for our 2004 annual meeting of shareholders.



Item 14.      PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is hereby incorporated by reference from the definitive proxy statement for our 2004 annual meeting of shareholders.

PART IV

Item 15.      Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) 1. Financial Statements. The following consolidated financial statements of Registrant are included herein under Item 8 of Part II:

                                                                           Page
        Reports of Independent Accountants...............................22 - 23
        Consolidated Statements of Operations - years ended
         October 31, 2003, 2002 and 2001.................................     24
        Consolidated Balance Sheets - as of October 31, 2003 and 2002....     25
        Consolidated Statements of Cash Flows - years
         ended October 31, 2003, 2002 and 2001...........................     26
        Consolidated Statements of Changes in Shareholders' Equity -
         years ended October 31, 2003, 2002 and 2001.....................     27
        Notes to Consolidated Financial Statements.......................     28


     2. Financial Statement Schedule.  The following financial statement schedule is included in this Item.

         Schedule II - Valuation and Qualifying
           Accounts and Reserves..............................                49

     All other financial statement schedules are omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

(b)  Reports on Form 8-K

     Report furnished on August 20, 2003 under Item 12, Results of Operation and Financial Condition.

(c)  Exhibits

     Exhibits are filed with this Form 10-K or incorporated herein by reference as listed on pages 50 and 51.

            Schedule II - Valuation and Qualifying Accounts and Reserves
              for the years ended October 31, 2003, 2002, and 2001
                             (Dollars in thousands)

                                      Balance at       Charged to        Charged                            Balance
                                       Beginning       Costs and        To Other                            At End
Description                            of Period        Expenses        Accounts        Deductions         Of Period
                                      ------------    -------------     ----------     -------------      ------------
                                      ------------    -------------     ----------     -------------      ------------
Allowance for doubtful Accounts for the year ended:

October 31, 2003.............         $       689     $       421       $      --      $        480  (1)  $      630
                                      ============    =============     ==========     =============      ============
                                      ============    =============     ==========     =============      ============

October 31, 2002.............         $      907      $       133       $       --     $        351  (2)  $     689
                                      ============    =============     ==========     =============      ============
                                      ============    =============     ==========     =============      ============

October 31, 2001.............         $      741      $       547       $       --     $        381  (3)  $     907
                                      ============    =============     ==========     =============      ============
                                      ============    =============     ==========     =============      ============

Accrued warranty expenses For the year ended:

October 31, 2003.............         $     1,003     $      1,148      $              $                  $   1,016
                                                                        --             1,135
                                      ============    =============     ==========     =============      ============
                                      ============    =============     ==========     =============      ============

October 31, 2002.............         $      792      $     1,089       $       --     $        878       $   1,003
                                      ============    =============     ==========     =============      ============
                                      ============    =============     ==========     =============      ============

October 31, 2001.............         $      831      $       661       $       --     $        700       $     792
                                      ============    =============     ==========     =============      ============


(1)   Receivable write-offs of $493,000, net of cash recoveries on accounts previously written off of $12,000.
(2)   Receivable write-offs of $359,000, net of cash recoveries on accounts previously written off of $9,000.
(3)   Receivable write-offs of $384,000, net of cash recoveries on accounts previously written off of $4,000.


EXHIBITS INDEX

Exhibits Filed.  The following exhibits are filed with this report:
--------------

10.1 Third Amended and Restated Credit Agreement and Amendment to Reimbursement Agreement dated as of December 1, 2003 between the Registrant and Bank One, NA.

10.2      Revolving Credit Facility and Overdraft Facility between Hurco Europe
           Limited and Bank One, NA dated January 15, 2004.

11       Statement re: computation of per share earnings.

21       Subsidiaries of the Registrant.

23.2     Consent of PricewaterhouseCoopers LLP.

31.1 Certification by the Chief Executive Officer, pursuant to Rule 13a-15(b) under the Securities and Exchange Act of 1934, as amended.
31.2 Certification by the Chief Financial Officer, pursuant to Rule 13a-15(b) under the Securities and Exchange Act of 1934, as amended.
32.1 Certification by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 Certification by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

10.3* Non-qualified Stock Option Agreement between the Registrant and O. Curtis Noel effective, March 3, 1993, incorporated by reference to
           Exhibit 10.44 to the Registrant's Report on Form 10-K for the year ended October 31, 1993.

10.4* Employment Agreement between the Registrant and Roger J. Wolf dated January 8, 1993, incorporated by reference to Exhibit 10.45 to the Registrant's Report on Form 10-K for the year ended October 31, 1993.

10.5* Form of Director Non-qualified Stock Option Agreement between the Registrant and Richard T. Niner, O. Curtis Noel and Charles E. Mitchell Rentschler, incorporated by reference as Exhibit 10.4 to the Registrant's Form 10-K for the year ended October 31, 1999.

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

10.10* Employment Agreement between the Registrant and James D. Fabris dated November 18, 1997, incorporated by reference as Exhibit 10.15 to the Registrant's Report on Form 10-Q for the quarter ended January 31, 1998.

10.11 Mortgage dated April 30, 2002 between the Registrant and American Equity Investment Life Insurance Company incorporated by reference as
           Exhibit 10.2 to the Registrant's Report on Form 10-Q for the quarter ended April 30, 2002.

10.12* Employment Agreement between the Registrant and Michael Doar dated November 13, 2001 incorporated by reference as Exhibit 10.2 to the Registrant's Report on Form 10-Q dated January 31, 2002

10.13 Promissory Note dated October 24, 2002 between the Registrant and CIMplus, Inc. (incorporated by reference to Exhibit 10.2 to the Registrants Report on Form 10-K for the year ended October 31, 2002.

---------------
* The indicated exhibit is a management contract, compensatory plan or arrangement required to be listed by Item 601 of Regulation S-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, this 23rd day of January 23, 2004.

                                    HURCO COMPANIES, INC.


                                    By: /s/ Roger J. Wolf
                                        -------------------------------
                                        Roger J. Wolf
                                        Senior Vice-President,
                                        Secretary, Treasurer and
                                        Chief Financial Officer




Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


Signature and Title(s)                                             Date


/s/ Michael Doar                                              January 23, 2004
------------------------------------
Michael Doar, Chairman of the Board,
Chief Executive Officer and Director
of Hurco Companies, Inc.
(Principal Executive Officer)


/s/ Roger J. Wolf                                             January 23, 2004
------------------------------------
Roger J. Wolf
Senior Vice-President,
Secretary, Treasurer and
Chief Financial Officer
of Hurco Companies, Inc.
(Principal Financial Officer)


/s/ Stephen J. Alesia                                         January 23, 2004
--------------------------------------------
Stephen J. Alesia
Corporate Controller
of Hurco Companies, Inc.
(Principal Accounting Officer)

/s/ Robert W. Cruickshank                                     January 23, 2004
------------------------------------
Robert W. Cruickshank, Director


/s/ Richard T. Niner                                          January 23, 2004
--------------------------------------------
Richard T. Niner, Director


/s/ O. Curtis Noel                                            January 23, 2004
--------------------------------------------
O. Curtis Noel, Director


/s/ Charles E. M. Rentschler                                  January 23, 2004
--------------------------------------------
Charles E. M. Rentschler, Director


/s/ Gerald V. Roch                                            January 23, 2004
--------------------------------------------
Gerald V. Roch, Director