Form 10-Q
period 2004-01-31
HURCO COMPANIES INC
filed 2004-03-11
CIK 315374

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q



(Mark One)

  X Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended January 31, 2004 or Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to _________.


Commission File No. 0-9143


                              HURCO COMPANIES, INC.
             (Exact name of registrant as specified in its charter)

               Indiana                               35-1150732
--------------------------------------   -----------------------------------
   (State or other jurisdiction of       (I.R.S. Employer Identification Number)
   incorporation or organization)

       One Technology Way
       Indianapolis, Indiana                            46268
--------------------------------------   -----------------------------------
(Address of principal executive offices)              (Zip code)

Registrant's telephone number, including area code              (317) 293-5309
                                                                --------------





Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to the filing requirements for the past 90 days:
                                                      Yes X    No
                                                        ----     ----


Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
                                                      Yes       No  X
                                                         ----      ---


The number of shares of the Registrant's common stock outstanding as of March 1, 2004 was 5,693,340.

                              HURCO COMPANIES, INC.
                      January 2004 Form 10-Q Quarterly Report

                                Table of Contents

                         Part I - Financial Information


Item 1.       Condensed Financial Statements

              Condensed Consolidated Statement of Operations -
                  Three months ended January 31, 2004 and 2003................................................     3

              Condensed Consolidated Balance Sheet -
                  As of January 31, 2004 and October 31, 2003.................................................     4

              Condensed Consolidated Statement of Cash Flows -
                  Three months ended January 31, 2004 and 2003................................................     5

              Condensed Consolidated Statement of Changes in Shareholders' Equity -
                  Three months ended January 31, 2004 and 2003................................................     6

              Notes to Condensed Consolidated Financial Statements............................................     7


Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations.............................................................    10

Item 3.       Quantitative and Qualitative Disclosures About Market Risk......................................    15

Item 4.       Controls and Procedures.........................................................................    17


                           Part II - Other Information



Item 1.       Legal Proceedings...............................................................................    18


Item 6.       Exhibits and Reports on Form 8-K................................................................    18


Signatures....................................................................................................    19

                         PART I - FINANCIAL INFORMATION


Item 1.       CONDENSED FINANCIAL STATEMENTS
------        ------------------------------

                              HURCO COMPANIES, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                      (In thousands, except per share data)

                                                                                     Three Months Ended
                                                                                         January 31
                                                                                   2004              2003
----------------------------------------------------------------------------    ------------     -------------
                                                                                         (unaudited)
Sales and service fees...............................................            $ 22,718        $    15,953

Cost of sales and service............................................              16,187             11,959
                                                                                ------------     -------------
     Gross profit                                                                    6,531             3,994

Selling, general and administrative expenses.........................                4,927             4,428
                                                                                ------------     -------------

     Operating income (loss)                                                         1,604              (434)

Interest expense.....................................................                  144               159

Variable options expense.............................................                  255                 --

Other (income) expense, net..........................................                  170              (116)
                                                                                ------------     -------------
     Income (loss) before taxes......................................                1,035              (477)

Provision for income taxes...........................................                  366               105
                                                                                ------------     -------------
       Net income (loss).............................................           $      669       $      (582)
                                                                                ============     =============
Earnings (loss) per common share

     Basic...........................................................           $     0.12       $     (0.10)
                                                                                ============     =============
     Diluted.........................................................           $     0.12       $     (0.10)
                                                                                ============     =============

Weighted average common shares outstanding

     Basic...........................................................                5,588             5,583
                                                                                ============     =============
     Diluted.........................................................                5,753             5,583
                                                                                ============     =============


The accompanying notes are an integral part of the condensed consolidated financial statements.


                              HURCO COMPANIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                             (Dollars in thousands)

                                                                                            January 31         October 31
                                                                                               2004               2003
----------------------------------------------------------------------------------------  --------------    ----------------
                                                                                            (unaudited)          (audited)
ASSETS
Current assets:
     Cash and cash equivalents......................................................       $     5,604       $       5,289
     Cash - restricted..............................................................             1,092                 622
     Accounts receivable............................................................            12,734              12,823
     Inventories....................................................................            23,250              22,247
     Other..........................................................................             1,730               1,409
                                                                                           --------------    ----------------
         Total current assets.......................................................            44,410              42,390
                                                                                           --------------    ----------------
Property and equipment:
     Land...........................................................................               761                 761
     Building.......................................................................             7,242               7,239
     Machinery and equipment........................................................            10,809              10,568
     Leasehold improvements.........................................................               602                 544
                                                                                           --------------    ----------------
                                                                                                19,414              19,112
         Less accumulated depreciation and amortization.............................           (11,018)            (10,730)
                                                                                           --------------    ----------------
                                                                                                 8,396               8,382
                                                                                           --------------    ----------------
Software development costs, less amortization.......................................             2,113               1,922
Investments and other assets........................................................             5,357               5,264
                                                                                           --------------    ----------------
                                                                                           $    60,276       $      57,958
                                                                                           ==============    ================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable...............................................................       $    13,843       $       9,461
     Accrued expenses...............................................................             9,406              10,048
     Bank debt......................................................................               998                  --
     Current portion of long-term debt..............................................               310                 645
                                                                                           --------------    ----------------
         Total current liabilities..................................................            24,557              20,154
                                                                                           --------------    ----------------
Non-current liabilities:
     Long-term debt.................................................................             5,155               8,577
     Deferred credits and other obligations.........................................               538                 486
                                                                                           --------------    ----------------
         Total non-current liabilities..............................................            30,250              29,217
                                                                                           --------------    ----------------

Shareholders' equity:
     Preferred stock:  no par value per share; 1,000,000 shares.....................
         authorized; no shares issued...............................................                --                  --
     Common stock:  no par value; $.10 stated value per share;
         12,500,000 shares authorized, and 5,650,687 and 5,575,987
          shares issued, respectively...............................................               565                 557
     Additional paid-in capital.....................................................            45,025              44,695
     Accumulated deficit............................................................            (9,042)             (9,711)
     Accumulated other comprehensive income.........................................            (6,522)             (6,800)
                                                                                           --------------    ----------------
         Total shareholders' equity.................................................            30,026              28,741
                                                                                           --------------    ----------------
                                                                                           $    60,276       $      57,958
                                                                                           ==============    ================


The accompanying notes are an integral part of the condensed consolidated financial statements.



                              HURCO COMPANIES, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Dollars in thousands)

                                                                                                  Three Months Ended
                                                                                                      January 31
                                                                                             -----------------------------
                                                                                                2004             2003
                                                                                             ------------    -------------
Cash flows from operating activities:
   Net income (loss) .............................................................           $     669       $    (582)
   Adjustments to reconcile net income (loss) to net
      cash provided by (used for) operating activities:
     Restructuring and other expense..............................................                  --             (96)
     Depreciation and amortization................................................                 331             349
     Change in assets and liabilities:
        (Increase) decrease in accounts receivable................................                 634             896
        (Increase) decrease in inventories........................................                 368            (288)
        Increase (decrease) in accounts payable...................................               4,099             788
        Increase (decrease) in accrued expenses...................................              (2,505)         (1,535)
        Other.....................................................................                 (98)           (307)
                                                                                             ------------    -------------
        Net cash provided by (used for operating activities                                      3,498            (775)
                                                                                             ------------    -------------

Cash flows from investing activities:
   Purchase of property and equipment.............................................                (207)           (102)
   Software development costs.....................................................                (264)            (66)
   Change in restricted cash......................................................                (470)         (1,176)
   Other investments..............................................................                 (46)             (8)
                                                                                             ------------    -------------
     Net cash used for investing activities                                                       (987)          (1,352)
                                                                                             ------------    -------------
Cash flows from financing activities:
   Advances on bank credit facilities.............................................               13,118           6,200
   Repayment on bank credit facilities............................................              (15,629)         (5,366)
   Repayment on first mortgage....................................................                  (27)            (25)
   Repayment of term debt.........................................................                 (337)             --
   Proceeds from exercise of common stock options.................................                  338              --
                                                                                             ------------    -------------
     Net cash provided by (used for) financing activities                                        (2,537)            809
                                                                                             ------------    -------------
Effect of exchange rate changes on cash...........................................                  341             192
                                                                                             ------------    -------------
     Net increase (decrease) in cash and cash equivalents                                           315          (1,126)

Cash and cash equivalents at beginning of period                                                  5,289           4,358
                                                                                             ------------    -------------
Cash and cash equivalents at end of period                                                    $   5,604       $   3,232
                                                                                             ============    =============

The accompanying notes are an integral part of the condensed consolidated financial statements.

                             HURCO COMPANIES, INC.
         CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
             For the three months ended January 31, 2004 and 2003


                                                  Common Stock
                                            --------------------------
                                                                                                           Accumulated
                                              Shares                      Additional                          Other
                                              Issued &                      Paid-In       Accumulated     Comprehensive
                                            Outstanding       Amount       Capital           Deficit      Income (loss)     Total
                                            -------------    ---------    ------------    -------------  --------------   ----------
                                                                             (Dollars in thousands)

Balances, October 31, 2002                    5,583,158      $    558     $    44,717     $   (10,173)     $  (7,085)      $ 28,017
----------------------------------------    -------------    ---------    ------------    -------------   -------------   ----------

Net loss............................                 --            --             --             (582)            --           (582)
Translation of foreign currency
   financial statements.............                 --            --             --                --           648            648
Unrealized loss on derivative
   instruments......................                 --            --             --               --           (768)          (768)
                                                                                                                          ----------
Comprehensive loss..................                 --            --             --                --            --           (702)
                                            -------------    ---------    ------------    -------------    ------------   ----------

Balances, January 31, 2003                     5,583,158     $    558     $   44,717      $   (10,755)      $ (7,205)      $ 27,315
----------------------------------------    =============    =========    ============    =============    ============   ==========


Balances, October 31, 2003                    5,575,987      $    557     $   44,695      $    (9,711)      $ (6,800)      $ 28,741
----------------------------------------    -------------    ---------    ------------    -------------    ------------   ----------

Net income .........................                 --           --              --               669            --            669
Translation of foreign currency
   financial statements.............                 --           --              --                --           869            869
Unrealized loss on derivative
   instruments......................                 --           --              --               --           (591)          (591)
                                                                                                                          ----------
Comprehensive income................                 --           --              --                --            --
                                                                                                                                947
Exercise of common stock options....             74,700            8             330                --            --            338
                                            -------------    ---------    ------------    -------------     -----------   ----------

Balances, January 31, 2004                    5,650,687      $    565     $    45,025     $    (9,042)      $ (6,522)      $ 30,026
----------------------------------------    =============    =========    ============    =============     ===========   ==========


The accompanying notes are an integral part of the condensed consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.       GENERAL
The unaudited Condensed Consolidated Financial Statements include the accounts of Hurco Companies, Inc. and its consolidated subsidiaries. We design and produce computerized machine tools, interactive computer control systems and software for sale through our distribution network to the worldwide metal cutting market. We also provide software options, computer control upgrades, accessories and replacement parts for our products, as well as customer service and training support.

The condensed financial information as of January 31, 2004 and for the three months ended January 31, 2004 and January 31, 2003 is unaudited; however, in our opinion, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results and financial position for the interim periods. We suggest that you read these condensed consolidated financial statements in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended October 31, 2003.

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

At January 31, 2004, we had $2,405,000 of losses related to cash flow hedges deferred in Accumulated Other Comprehensive Income. Of this amount, $1,657,000 represents unrealized losses related to future cash flow hedge instruments that remain subject to currency fluctuation risk. These deferred losses will be recorded as an adjustment to Cost of Sales in the periods through March 2005, in which the sale of the related hedged item is recognized, as described above. Net losses on cash flow hedge contracts which we reclassified from Other Comprehensive Income to Cost of Sales in the quarters ended January 31, 2004 and 2003 were $941,000 and $158,000, respectively.

We also enter into foreign currency forward exchange contracts to protect against the effects of foreign currency fluctuations on receivables and payables denominated in foreign currencies. These derivative instruments are not designated as hedges under Statement of Financial Accounting Standards No. 133, "Accounting Standards for Derivative Instruments and Hedging Activities" (SFAS
133), and, as a result, changes in fair value are reported currently as Other Income (Expense), Net in the Consolidated Statement of Operations consistent with the transaction gain or loss on the related foreign denominated receivable or payable. Such net transaction losses were $148,000 for the quarter ended January 31, 2004 and net gains of $37,000 for the quarter ended January 31, 2003.

3. STOCK OPTIONS

At January 31, 2004, we had two stock-based compensation plans for employees and non-employee directors, which is described more fully in the notes to the consolidated financial statements included in our 2003 annual report on Form 10-K. We account for those plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. No stock based compensation cost is reflected in net earnings related to those plans, except for certain non-qualified options subject to variable plan accounting, as all stock options granted had exercise prices equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock Based Compensation," to the above plans.

                                                                                               Three Months Ended
                                                                                                   January 31
                                                                                           ---------------------------
                                                                                              2004            2003
                                                                                           ------------     ----------

Net income, as reported.............................                                       $    669         $   (582)

Deduct: Total stock-based  employee  compensation expense determined under fair
value based method for all awards, net of related tax effects                                  (24)              (49)
                                                                                           ------------     ----------

Pro forma net income (loss).........................                                       $    645         $   (631)
                                                                                           ============     ==========

Earnings per share:

     Basic as reported..............................                                       $   0.12         $  (0.10)
     Basic pro forma................................                                           0.12            (0.11)


     Diluted as reported............................                                       $   0.12            (0.10)
     Diluted pro forma..............................                                           0.11            (0.11)

On November 11, 2001, our former CEO was granted 110,000 options at $2.11 and all of his previous option grants were cancelled. These options are subject to variable plan accounting, which resulted in a charge to expense in the quarter ended January 31, 2004 of $255,000. No expense was recognized during the quarter ended January 31, 2003. During the first quarter for fiscal 2004, 60,000 options were exercised.

4. EARNINGS PER SHARE

Basic and diluted earnings per common share are based on the weighted average number of our shares of common stock outstanding. Diluted earnings per common share give effect to outstanding stock options using the treasury method. The impact of stock options for the three months ended January 31, 2004 was 165,000, while the impact for the three months ended January 31, 2003 was excluded from the computation of diluted earnings per share because their effect would be anti-dilutive.

5. ACCOUNTS RECEIVABLE

The allowance for doubtful accounts was $826,000 as of January 31, 2004 and $630,000 as of October 31, 2003.

6.       INVENTORIES

Inventories, priced at the lower of cost (first-in, first-out method) or market, are summarized below (in thousands):

                                                   January 31, 2004           October 31, 2003
                                                   ----------------           ----------------
         Purchased parts and sub-assemblies        $        4,467              $       3,452
         Work-in-process                                    2,961                      2,029
         Finished goods                                    15,822                     16,766
                                                           ------                     ------
                                                   $       23,250              $      22,247
                                                           ======                     ======

7. SEGMENT INFORMATION

We operate in a single segment: industrial automation systems. We design and produce computerized machine tools, interactive computer control systems and software for sale through our distribution network to the worldwide machine tool metal cutting market. We also provide software options, computer control upgrades, accessories and replacement parts for our products, as well as customer service and training support.

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

                                                Balance                      Charges to        Balance
                Description                     10/31/03      Provision       Accrual          1/31/04
                -----------                     --------      ---------       -------          -------
Foreign lease termination liability                1,189             --        (1,189)             --
                                             -----------     ----------    -------------   ------------
   Total                                     $     1,189     $       --    $   (1,189)     $       --
                                             ===========     ==========    ============    ============

9.       GUARANTEES

From time to time, our European subsidiaries guarantee third party lease financing residuals in connection with the sale of certain machines in Europe. At January 31, 2004 there were 25 third party guarantees totaling approximately $1.4 million. A retention of title clause allows us to obtain the machine if the customer defaults on its lease. We believe that the proceeds obtained from liquidation of the machine would cover our exposure.

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

                                                      Warranty Reserve
                                                    --------------------
                                                    ---------------------
Balance at October 31, 2003                          $       1,016
Provision for warranties during the period                     535
Charges to the accrual                                        (446)
Impact of foreign currency translation                          52
                                                     ---------------------
                                                     ---------------------
Balance at January 31, 2004                          $       1,157
                                                     =====================

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
------   -----------------------------------------------------------------------

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

EXECUTIVE OVERVIEW

Hurco Companies Inc. is an industrial technology company operating in a single segment. We design and produce computerized machine tools, featuring our proprietary computer control systems and software, for sale through our own distribution network to the worldwide metal working market. We also provide software options, control upgrades, accessories and replacement parts for our products, as well as customer service and training support.

Our computerized metal cutting machine tools are manufactured in Taiwan to our specifications by our wholly owned subsidiary, Hurco Manufacturing Limited
(HML), and an affiliate. We sell our products through approximately 200 independent agents and distributors in approximately 40 countries throughout North America, Europe and Asia. We also have our own direct sales and service organizations in England, France, Germany, Italy, Singapore and China.

The machine tool industry is highly cyclical and changes in demand can occur abruptly. Beginning in the third quarter of fiscal 1998 and continuing through the third quarter of fiscal 2003, we experienced the adverse effects of a significant decline in global demand. For example, our customer orders during the first quarter of fiscal 2003 were at their lowest level in ten years. During the downturn, we took actions to discontinue the production and sale of underperforming products, refocus on our core product lines and significantly reduce our operating costs. We also introduced new product models in late fiscal 2002 and throughout 2003, which, together with an improvement in worldwide manufacturing activity, and a consequent improvement in demand for machine tools, that began in the fourth quarter of fiscal 2003, contributed to a significant increase in our sales in the fourth quarter of fiscal 2003 and the first quarter of fiscal 2004.

Approximately 89% of worldwide demand for machine tools comes from outside the United States. During fiscal 2003, approximately 70% of our sales and service fees were attributable to customer located abroad. Our sales to foreign customers are denominated, and payments by those customers are made, in the prevailing currencies--primarily the Euro and Pound Sterling--in the countries in which those customers are located, and our product costs are incurred and paid primarily in the New Taiwan Dollar and U.S. dollars. Changes in currency exchange rates can have a material effect on our operating results when sales made and expenses incurred in foreign currencies are translated to U.S. dollars for financial reporting purposes. For example, when a foreign currency increases in value relative to the U.S. dollar, sales made (and expenses incurred) in that currency, when translated to U.S. dollars for reporting in our financial statements, are higher than would be the case when that currency has a lower value relative to the U.S. dollar. For this reason, in our comparison of period-to-period results, we customarily set forth not only the increases or decrease in those results as reported in our financial statements (which reflect translation to U.S. dollars at actual prevailing exchange rates), but also on a "constant dollar" basis in which items of foreign currency-denominated revenue or expense are translated to U.S. dollars at the same rate of exchange in both periods.

Although our high levels of foreign manufacturing and sales also subject us to cash flow risks due to fluctuating currency exchange rates, we mitigate those risks through the use of various hedging instruments - principally foreign currency forward exchange contracts.

The volatility of demand for machine tools can significantly impact our working capital requirements and, therefore, our cash flow from operations and operating profits. Because our products are manufactured in Taiwan, manufacturing and ocean transportation lead times require that we schedule machine tool production based on forecasts of customer orders for a future period of four or five months. We continually monitor order activity levels and rebalance future production schedules to changes in demand, but a significant unexpected decline in customer orders from forecasted levels can temporarily result in excess finished goods inventories and a resulting increase in our need for working capital

RESULTS OF OPERATIONS

Three Months Ended January 31, 2004 Compared to Three Months Ended January 31, 2003

For the first quarter of fiscal 2004, we reported net income of $669,000, or $.12 per share, compared to a net loss of $582,000, or $.10 per share, for the corresponding period one year ago. We attribute our return to profitability to a substantial increase in our sales of computerized machine tools particularly in Europe, which reflected an improvement in industry demand and our recent introduction of an array of new machine tool products, as well as the benefits of more favorable exchange rates when translating sales made in Euros and Pound Sterling to U.S. dollars.

Sales and service fees for the first quarter of fiscal 2004 were $22.7 million, an increase of $6.7 million, or 42%, from the $16.0 million reported for the first fiscal quarter of 2003. When measured at constant exchange rates, sales and service fees for the 2004 first quarter increased $4.6 million, or 29%, from the amount reported for the corresponding 2003 period. As noted below, approximately 64% of our sales and service fees in the first quarter of fiscal 2004 were derived from European markets. Because of continued weakness of the U.S. dollar in relation to major European currencies, the weighted average exchange rate between the Euro and the U.S. dollar during the first quarter of fiscal 2004 was $1.22 per (euro)1.00, as compared to $1.03 per (euro)1.00 for the first quarter of fiscal 2003, an increase of 18%.

The following tables set forth net sales (in thousands) by geographic region and product category for the first quarter of 2004 and 2003:

Net Sales and Service Fees by Geographic Region
                                                                                       January 31,
                                                               -------------------------------------------------------------
                                                                           2004                            2003
                                                               -----------------------------    ---------------------------
North America                                                        $ 7,175          31.6%         $ 5,989          37.5%
Europe                                                                14,543          64.0%           9,720          60.9%
Asia Pacific                                                           1,000           4.4%             244           1.6%
                                                               --------------   ------------    ------------    -----------
                                                               --------------   ------------    ------------    -----------
     Total                                                           $22,718         100.0%         $15,953         100.0%
                                                               ==============   ============    ============    ===========

Sales and service fees in North America benefited from increased unit sales of 42% for our new entry-level VM product line and 16% for our large VMX machining center product line. These increases are attributable to new models introduced in fiscal 2003, an improving domestic economy and the desire of U.S. manufacturers to take advantage of year-end capital equipment tax incentives.

The nearly 50% increase in our sales and service fees in Europe reflect a 46% increase in unit sales, which was experienced most strongly in Germany, due in large measure to continuing acceptance of and demand for our new product models, as well as the previously discussed impact of an increasingly strong Euro relative to the U.S. dollar when translating European sales for financial reporting purposes. When measured in constant dollars, sales and service fees in Europe increased $2.7 million, or 28%, from the amount reported for the first quarter of fiscal 2003.

 The increase in sales and service fees in Asia is the result of strengthening market demand for machine tools as well as improvements made to our distribution network and selling organization in the region.

Net Sales and Service Fees by Product Category
                                                                                  Three Months Ended
                                                                                      January 31,
                                                              ------------------------------------------------------------
                                                                         2004                             2003
                                                              ---------------------------      ---------------------------
     Computerized Machine Tools*                                 $ 19,220          84.6%         $ 12,871           80.7%
     Service Fees, Parts and Other                                  3,498          15.4%            3,082           19.3%
                                                              ------------    -----------      -----------    ------------
         Total                                                   $ 22,718         100.0%         $ 15,953          100.0%
                                                              ============    ===========      ===========    ============

* When measured in constant exchange rates, sales of computerized machine tools increased by $4.4 million, or 34%.

Consolidated unit sales of computerized machine tools increased 44% in the first quarter of fiscal 2004 compared to the prior year period. The average net selling price per unit (when measured in constant exchange rates) during the same periods declined 7% due to the higher percentage of sales of units of the more moderately priced VM product line in the total product mix during the 2004 period. However, when measured using current rates, the average net selling price increased 3% when translating foreign sales for financial reporting purposes.

New order bookings for the first quarter of fiscal 2004 were $23.5 million, an increase of 70% from the $13.9 million reported for the first fiscal quarter of 2003. When measured in constant dollars, new order bookings in the first quarter of 2004 increased $7.5 million, or 54%, over those in the first quarter of fiscal 2003, with increases in the United States, Europe and Asia of $2.1 million, $4.6 million and $802,000, respectively. Backlog was $9.5 million at January 31, 2004, compared to $8.2 million at October 31, 2003.

Gross margin for the first quarter of 2004 was 28.7%, a substantial increase over the 25.0% margin realized in the corresponding 2003 period, due principally to increased sales, the favorable effect of stronger European currencies and a greater percentage of higher-margin European shipments in the total sales mix.

 Selling, general and administrative expenses during the first quarter of 2004 increased approximately $500,000, or 11%, from the amount reported for the 2003 period, due to currency translation effects and the increased commissions to European selling agents associated with the increase in European sales.

Variable option expense of $255,000 is related to certain stock options that are subject to variable plan accounting. Sixty thousand of the 110,000 options subject to variable option expense were exercised in the first quarter of fiscal 2004, and as of March 1, 2004, the remaining options were subsequently exercised. The expense recognized during the second quarter of fiscal 2004 related to those options exercised is expected to be approximately $75,000.

Other (income) expense, net in the first quarter of fiscal 2004 includes currency exchange losses on inter-company receivables and payables denominated in foreign currencies, net of gains or losses on related forward contracts, and other non-operating income and expense items. Other income (expense), net in the prior year consisted primarily of earnings from two affiliates accounted for using the equity method.

The provision for income taxes is related to the earnings of two foreign subsidiaries. In the United States and certain other foreign jurisdictions, we have net operating loss carryforwards for which we have a 100% valuation reserve at January 31, 2004. The provision for income tax increased in fiscal 2003 because of increased earnings from our taxable foreign subsidiaries.

LIQUIDITY AND CAPITAL RESOURCES

At January 31, 2004, we had cash and cash equivalents of $5.6 million, exclusive of $1.1 million of restricted cash related to derivative instruments, compared to $5.3 million and $622,000, respectively, at October 31, 2003. Cash generated from operations totaled $3.5 million for the quarter ended January 31, 2004, compared to cash used by operations of $775,000 in the prior year period.

The weakening of the U.S. dollar in relation to European currencies results in a temporary increase in restricted cash related to derivative instruments, pending the liquidation of forward contracts in the normal course. Anticipated cash losses on these forward contracts will be funded by the increased U.S. dollar value of the related inter-company sales that are being hedged by those contracts. As a result, we do not expect cash flow from operations to be adversely affected.

Working capital, excluding short-term debt, was $21.2 million at January 31, 2004, compared to $22.9 million at October 31, 2003. During the first quarter of fiscal 2004, cash flow from operations benefited by $4.1 million from an increase in accounts payable, primarily to increased manufacturing activity. This was accomplished without increasing inventory. Cash flow from operations was unfavorably impacted by a $2.5 million reduction in accruals resulting from a $1.2 million payment for a foreign lease liability in the United Kingdom and the timing of payments for normal year-end accruals. We expect our working capital requirements to increase in fiscal 2004, as our sales increase.

Capital investments during the first quarter consisted of normal expenditures for software development projects and purchases of equipment. We funded these expenditures with cash flow from operations.

Total debt at January 31, 2004 was $6.5 million, representing 18% of our total capitalization, compared to $9.2 million, or 24% of our total capitalization, at October 31, 2003. We were in compliance with all loan covenants and had unused credit availability of $9.9 million at January 31, 2004. We believe that cash flow from operations and borrowings available to us under our credit facilities will be sufficient to meet our anticipated cash requirements for the balance of fiscal 2004.

NEW ACCOUNTING PRONOUCEMENTS

In the first quarter of fiscal 2004, we adopted the Financial Accounting Standards Board Interpretation No. 46 (FIN 46) Consolidation of Variable Interest Entities. This Interpretation requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties. The adoption of this standard did not have a material effect on the Consolidated Financial Statements.

In December 2003, the Financial Accounting Standards Board issued Statement No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of SFAS No. 123, Accounting for Stock-Based Compensation" (SFAS 148). The Standard provides for (1) alternative methods of transition for an entity that voluntarily changes to the fair-value method of accounting for stock-based compensation; (2) requires more prominent disclosure of the effects of an entity's accounting policy decisions with respect to stock-based compensation on reported income; and (3) amends APB Opinion No. 28, "Interim Financial Reporting", to require disclosure of those effects in interim financial information. SFAS No. 148 is effective for fiscal years ending after December 15, 2003, and for financial reports containing condensed financial statements for interim periods beginning after December 15, 2003. We do not expect the adoption of SFAS 148 to have a material impact on our financial position or results of operations.

CRITICAL ACCOUNTING POLICIES

Our accounting policies, which are described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2003, require our management to make significant estimates and assumptions using information available at the time the estimates are made. These estimates and assumptions significantly affect various reported amounts of assets, liabilities, revenues and expenses. If our future experience differs materially from these estimates and assumptions, our results of operations and financial condition could be affected. There were no material changes to our critical accounting policies during the first quarter of 2003.




CONTRACTUAL OBLIGATIONS AND COMMITMENTS

There have been no material changes from the information provided in our Annual Report on Form 10-K for the fiscal year ended October 31, 2003.

Item 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
------        ----------------------------------------------------------

Interest Rate Risk

Interest on our bank borrowings is affected by changes in prevailing U.S. and European interest rates. At January 31, 2004, outstanding borrowings under our bank credit facilities were $1.7 million and our total indebtedness was $6.5 million.

Foreign Currency Exchange Risk

In the first quarter of fiscal 2004, approximately 70% of our sales and service fees were derived from foreign markets. All of our computerized machine tools and computer numerical control systems, as well as certain proprietary service parts, are sourced by our U.S.-based engineering and manufacturing division and re-invoiced to our foreign sales and service subsidiaries, primarily in their functional currencies.

Our products are sourced from foreign suppliers or built to our specifications by either our wholly owned subsidiary in Taiwan or contract manufacturers overseas. These purchases are predominantly in foreign currencies and in many cases our arrangements with these suppliers include foreign currency risk sharing agreements, which reduce (but do not eliminate) the effects of currency fluctuations on product costs. The predominant portion of our exchange rate risk associated with product purchases relates to the New Taiwan Dollar.

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

Forward contracts for the sale or purchase of foreign currencies as of January 31, 2004 which are designated as cash flow hedges under SFAS No. 133 were as follows:

                                                                        Contract Amount at
                                                                         Forward Rates in
                                                                            U.S. Dollars
                                                                           ------------
                                Notional Amount     Weighted Avg    At Date of      January 31,
     Forward Contracts        in Foreign Currency   Forward Rate     Contract           2004         Maturity Dates
     -----------------        ------------------   -------------     ---------          ----         --------------
Sale Contracts:

Euro                                14,500,000         1.1442       16,590,900       18,001,261      February 2004 -
                                                                                                     December 2004

Sterling                             1,720,000         1.6535        2,844,020        3,090,952      February 2004 -
                                                                                                     December 2004

Forward contracts for the sale of foreign currencies as of January 31, 2004, which were entered into to protect against the effects of foreign currency fluctuations on receivables and payables denominated in foreign currencies were as follows:

                                                                        Contract Amount at
                                                                         Forward Rates in
                                                                            U.S. Dollars
                                                                           ------------
                                Notional Amount     Weighted Avg    At Date of      January 31,
     Forward Contracts        in Foreign Currency   Forward Rate     Contract           2004         Maturity Dates
     -----------------        ------------------   -------------     ---------          ----         --------------
Sale Contracts:

Euro                                   3,369,088          1.2501      4,211,697      4,193,819    February 2004 - April 2004


Singapore Dollar                       2,615,231          1.7015*     1,537,015      1,545,333    February 2004 - May 2004


Sterling                                 745,800          1.8099      1,349,823      1,352,760    February 2004 - April 2004

Purchase Contracts:

New Taiwan Dollar                     32,700,000           33.16*       986,128        983,543        February 2004

* per U.S. Dollars

Item 4.  CONTROLS AND PROCEDURES
------   -----------------------

We carried out an evaluation under the supervision and with participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2004 pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of the evaluation date.

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended January 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

     (a) Exhibits:

11       Statement re: Computation of Per Share Earnings

31.1 Certification by the Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as amended.

31.2    Certification by the Chief Financial Officer, pursuant to
        Rule 13a-14(a) under the Securities and Exchange Act of 1934, as amended.

32.1    Certification by the Chief Executive Officer pursuant to
        Section 906 of the Sarbanes-Oxley Act of 2003.

32.2    Certification by the Chief Financial Officer pursuant to
        Section 906 of the Sarbanes-Oxley Act of 2003.

(b) Reports on Form 8-K:

              Report filed on December 10, 2003 furnishing items under Item 12, Results of Operations and Financial Condition. A copy of a press release containing information on earnings for the fiscal year ended October 31, 2003 was included as an exhibit.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                 HURCO COMPANIES, INC.


                                                 By:/s/ Roger J. Wolf
                                                    --------------------------
                                                    Roger J. Wolf
                                                    Senior Vice President and
                                                    Chief Financial Officer



                                                 By:/s/ Stephen J. Alesia
                                                    --------------------------
                                                    Stephen J. Alesia
                                                    Corporate Controller and
                                                    Principal Accounting Officer





March 11, 2004