Form 10-Q
period 2004-04-30
HURCO COMPANIES INC
filed 2004-06-10
CIK 315374

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q



(Mark One)

 X Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended April 30, 2004 or Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______ to ______.


Commission File No. 0-9143


                              HURCO COMPANIES, INC.
             (Exact name of registrant as specified in its charter)

               Indiana                               35-1150732
------------------------------------    ----------------------------------------
   (State or other jurisdiction of       (I.R.S. Employer Identification Number)
   incorporation or organization)

       One Technology Way
       Indianapolis, Indiana                              46268
------------------------------------     ---------------------------------------
(Address of principal executive offices)                (Zip code)

Registrant's telephone number, including area code     (317) 293-5309
                                                       --------------


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to the filing requirements for the past 90 days:
                                                         Yes  X   No __



Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
                                                         Yes __  No  X


The number of shares of the Registrant's common stock outstanding as of June 1, 2004 was 5,901,567.

                              HURCO COMPANIES, INC.
                      April 2004 Form 10-Q Quarterly Report

                                Table of Contents

                         Part I - Financial Information


Item 1.       Condensed Financial Statements

              Condensed Consolidated Statement of Operations -
                  Three months and six months ended April 30, 2004 and 2003...................................     3

              Condensed Consolidated Balance Sheet -
                  As of April 30, 2004 and October 31, 2003...................................................     4

              Condensed Consolidated Statement of Cash Flows -
                  Three months and six months ended April 30, 2004 and 2003...................................     5

              Condensed Consolidated Statement of Changes in Shareholders' Equity -
                  Six months ended April 30, 2004 and 2003....................................................     6

              Notes to Condensed Consolidated Financial Statements............................................     7

Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations.............................................................    10

Item 3.       Quantitative and Qualitative Disclosures About Market Risk......................................    16

Item 4.       Controls and Procedures.........................................................................    18


                           Part II - Other Information



Item 1.       Legal Proceedings...............................................................................    19

Item 4.       Submission of Matters to a Vote of  Security Holders............................................    19

Item 5.       Other Information...............................................................................    19

Item 6.       Exhibits and Reports on Form 8-K................................................................    20

Signatures....................................................................................................    21



PART I - FINANCIAL INFORMATION

Item 1.       CONDENSED FINANCIAL STATEMENTS
------        ------------------------------

                              HURCO COMPANIES, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                      (In thousands, except per share data)

                                                                Three Months Ended                   Six Months Ended
                                                                     April 30                            April 30
                                                          --------------------------------    --------------------------------
                                                              2004              2003              2004              2003
------------------------------------------------------    --------------    --------------    --------------    --------------
                                                                    (unaudited)                         (unaudited)
Sales and service fees.............................       $   24,255        $    17,453       $     46,973      $     33,406

Cost of sales and service..........................           16,842             12,325             33,029            24,284
                                                          --------------    --------------    --------------    --------------
     Gross profit.................................             7,413              5,128             13,944             9,122

Selling, general and administrative expenses.......            5,127              4,563             10,054             8,991
                                                          --------------    --------------    --------------    --------------
     Operating income ..........................               2,286                565              3,890               131

Interest expense...................................              117                150                261               309

Variable options expense........................                  67                 --                322                --

Other income (expense), net........................               23                (68)              (147)               48
                                                          --------------    --------------    --------------    --------------
     Income (loss) before taxes....................            2,125                347              3,160              (130)

Provision for income taxes.........................              388                208                754               313
                                                          --------------    --------------    --------------    --------------
Net income (loss)..................................       $    1,737        $       139       $      2,406      $       (443)
                                                          ==============    ==============    ==============    ==============

Earnings (loss) per common share

     Basic.........................................       $       0.31      $       0.02      $        0.43     $      (0.08)
                                                          ==============    ==============    ==============    ==============
     Diluted.......................................       $       0.29      $       0.02      $        0.41     $      (0.08)
                                                          ==============    ==============    ==============    ==============
Weighted average common shares outstanding

     Basic.........................................            5,695              5,583              5,641             5,583
                                                          ==============    ==============    ==============    ==============
     Diluted.......................................            5,976              5,583              5,838             5,583
                                                          ==============    ==============    ==============    ==============

The accompanying notes are an integral part of the condensed consolidated financial statements.

                              HURCO COMPANIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                             (Dollars in thousands)

                                                                                             April 30          October 31
                                                                                               2004               2003
----------------------------------------------------------------------------------------   --------------    ----------------
                                                                                            (unaudited)          (audited)
ASSETS
Current assets:
     Cash and cash equivalents......................................................       $     6,193       $       5,289
     Cash - restricted..............................................................                --                 622
     Accounts receivable............................................................            14,725              12,823
     Inventories....................................................................            24,439              22,247
     Other..........................................................................             2,135               1,409
                                                                                           --------------    ----------------
         Total current assets.......................................................            47,492              42,390
                                                                                           --------------    ----------------

Property and equipment:
     Land...........................................................................               761                 761
     Building.......................................................................             7,242               7,239
     Machinery and equipment........................................................            10,605              10,568
     Leasehold improvements.........................................................               601                 544
                                                                                           --------------    ----------------
                                                                                                19,209              19,112
         Less accumulated depreciation and amortization.............................           (10,928)              (10,730)
                                                                                           --------------    ----------------
                                                                                                 8,281               8,382
                                                                                           --------------    ----------------

Software development costs, less amortization.......................................             2,412               1,922
Investments and other assets........................................................             5,476               5,264
                                                                                           --------------    ----------------
                                                                                           $    63,661       $      57,958
                                                                                           ==============    ================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable...............................................................       $    15,506       $       9,461
     Accrued expenses...............................................................             8,929              10,048
     Current portion of long-term debt..............................................               313                 645
                                                                                           --------------    ----------------
         Total current liabilities..................................................            24,748              20,154
                                                                                           --------------    ----------------
Non-current liabilities:
     Long-term debt.................................................................             5,017               8,577
     Deferred credits and other obligations.........................................               549                 486
                                                                                           --------------    ----------------

         Total liabilities..........................................................            30,314              29,217
                                                                                           --------------    ----------------

Shareholders' equity:
     Preferred stock:  no par value per share; 1,000,000 shares
         authorized; no shares issued...............................................                --                  --
     Common stock:  no par value; $.10 stated value per share;
         12,500,000 shares authorized, 5,826,927 and 5,575,987 shares
          issued,  respectively.....................................................               583                 557
     Additional paid-in capital.....................................................            45,960              44,695
     Accumulated deficit............................................................            (7,305)             (9,711)
     Accumulated other comprehensive income.........................................            (5,891)             (6,800)
                                                                                           --------------    ----------------
         Total shareholders' equity.................................................            33,347              28,741
                                                                                           --------------    ----------------
                                                                                           $    63,661       $      57,958
                                                                                           ==============    ================

The accompanying notes are an integral part of the condensed consolidated financial statements.

                              HURCO COMPANIES, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Dollars in thousands)

                                                                       Three Months Ended              Six Months Ended
                                                                            April 30                       April 30
                                                                  -----------------------------   ---------------------------
                                                                     2004             2003           2004            2003
                                                                  ------------    -------------   ------------    -----------
Cash flows from operating activities:
   Net income (loss)                                              $    1,737      $      139      $    2,406       $   (443)
   Adjustments to reconcile net income (loss) to net
      cash provided by (used for) operating activities:
     Equity in (income) loss of affiliates................               (92)            (49)            (92)          (145)
     Depreciation and amortization........................               310             366             641            715
     Change in assets and liabilities:
        (Increase) decrease in accounts receivable........            (2,254)          1,924          (1,620)         2,820
        (Increase) decrease in inventories................            (1,775)         (2,142)         (1,407)        (2,430)
        Increase in accounts payable......................             1,718           1,353           5,817          2,141
        Increase (decrease) in accrued expenses...........             1,133            (490)         (1,372)        (2,025)
        Other.............................................              (477)            260            (575)           (47)
                                                                  ------------    -------------   ------------    -----------
        Net cash provided by
        operating activities..............................               300           1,361           3,798            586
                                                                  ------------    -------------   ------------    -----------
Cash flows from investing activities:
   Purchase of property and equipment.....................              (147)           (193)           (354)          (295)
   Software development costs.............................              (372)           (136)           (636)          (202)
   Change in restricted cash..............................             1,092              26             622         (1,150)
   Other investments......................................                 9             (18)            (37)           (26)
                                                                  ------------    -------------   ------------    -----------
     Net cash provided by (used for)
     investing activities.................................               582            (321)           (405)        (1,673)
                                                                  ------------    -------------   ------------    -----------
Cash flows from financing activities:
   Advances on bank credit facilities.....................             6,142           7,100          19,260         13,300
   Repayment of bank credit facilities....................            (7,199)         (8,145)        (22,828)       (13,511)
   Repayment on first mortgage............................               (26)            (24)            (53)           (49)
   Repayment of term debt.................................                --            (337)           (337)          (337)
   Proceeds from exercise of common stock options.........               953              --           1,291             --
                                                                  ------------    -------------   ------------    -----------
     Net cash provided by (used for)
     financing activities.................................              (130)         (1,406)         (2,667)          (597)
                                                                  ------------    -------------   ------------    -----------
Effect of exchange rate changes on cash...................              (163)             82             178            274
                                                                  ------------    -------------   ------------    -----------
Net increase (decrease) in cash and
     cash equivalents.....................................               589            (284)            904         (1,410)

Cash and cash equivalents
     at beginning of period...............................             5,604           3,232           5,289          4,358
                                                                  ------------    -------------   ------------    -----------
Cash and cash equivalents
     at end of period.....................................        $    6,193     $     2,948     $     6,193       $  2,948
                                                                  ============    =============   ============    ===========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                              HURCO COMPANIES, INC.
            CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                     For the six months ended April 30, 2004 and 2003


                                              Common Stock
                                        --------------------------
                                                                                                         Accumulated
                                           Shares                     Additional                            Other
                                          Issued &                      Paid-In        Accumulated      Comprehensive
                                        Outstanding        Amount       Capital           Deficit        Income (loss)      Total
                                        -------------    ---------    ------------    -------------    ----------------  -----------
                                                                         (Dollars in thousands)

Balances, October 31, 2002                 5,583,158       $  558       $  44,717      $  (10,173)         $   (7,085)     $ 28,017
------------------------------------    -------------    ---------    ------------    -------------    ----------------  -----------
Net income (loss)..................               --           --              --            (443)                  --         (443)
Translation of foreign currency
   financial statements............               --           --              --               --                 901          901
Unrealized gain (loss) on
derivative
   instruments.....................               --           --              --               --             (1,132)       (1,132)
                                                                                                                           ---------
Comprehensive loss.................               --           --              --               --                  --         (674)
Exercise of common stock options...               --           --              --               --                  --           --
                                        -------------    ---------    ------------    -------------    ----------------    ---------

Balances, April 30, 2003                   5,583,158       $  558       $  44,717      $  (10,616)        $    (7,316)     $ 27,343
------------------------------------    =============    =========    ============    =============    ================    =========

Balances, October 31, 2003                5,575,987      $    557     $   44,695      $    (9,711)     $       (6,800)     $ 28,741
------------------------------------    -------------    ---------    ------------    -------------    ----------------    ---------

Net income (loss)..................              --            --             --             2,406                --          2,406
Translation of foreign currency
   financial statements............              --            --             --                --              469             469
Unrealized gain (loss) on
derivative
   instruments.....................              --            --             --               --               440             440
                                                                                                                          ----------
Comprehensive income...............              --            --             --                --                --          3,315
Exercise of common stock options...         250,940            26           1,265               --                --          1,291
                                        -------------    ---------    ------------    -------------    ----------------   ----------

Balances, April 30, 2004                   5,826,927          583          45,960          (7,305)             (5,891)     $ 33,347
------------------------------------    =============    =========    ============    =============    ================    =========



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

The condensed financial information as of April 30, 2004 and for the three and six months ended April 30, 2004 and April 30, 2003 is unaudited; however, in our opinion, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results and financial position for the interim periods. We suggest that you read these condensed consolidated financial statements in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended October 31, 2003.

2. HEDGING

We enter into foreign currency forward exchange contracts periodically to hedge certain forecast inter-company product sales and inter-company and third party product purchases that will be denominated in foreign currencies (primarily the Pound Sterling, Euro and New Taiwan Dollar). The purpose of these instruments is to mitigate the risk that the U.S. dollar net cash inflows and outflows resulting from sales and purchases denominated in foreign currencies will be adversely affected by changes in exchange rates. These forward contracts have been designated as cash flow hedge instruments, and are recorded in the Condensed Consolidated Balance Sheet at fair value in Other Current Assets and Accrued Expenses. Gains and losses resulting from changes in the fair value of these hedge instruments are deferred in Accumulated Other Comprehensive Income and recognized as an adjustment to Cost of Sales in the period that the sale of the product that was the subject of the hedged transaction is recognized, thereby providing an offsetting economic impact against the corresponding change in the U.S. dollar value of the inter-company sale or purchase being hedged.

At April 30, 2004, we had $1,374,000 of losses related to cash flow hedges deferred in Accumulated Other Comprehensive Income. Of this amount, $548,000 represents unrealized losses related to future cash flow hedge instruments that remain subject to currency fluctuation risk. These deferred losses will be recorded as an adjustment to cost of sales in the periods through March 2005, in which the sale of the related hedged item is recognized, as described above. Net losses on cash flow hedge instruments which we reclassified from Other Comprehensive Income to Cost of Sales in the quarters ended April 30, 2004 and 2003 were $598,000 and $193,000, respectively.

We also enter into foreign currency forward exchange contracts to protect against the effects of foreign currency fluctuations on receivables and payables denominated in foreign currencies. These derivative instruments are not designated as hedges under Statement of Financial Accounting Standards No. 133, "Accounting Standards for Derivative Instruments and Hedging Activities" (SFAS
133), and, as a result, changes in fair value are reported currently as Other Income (Expense), Net in the Consolidated Statement of Operations consistent with the transaction gain or loss on the related foreign denominated receivable or payable. Such net transaction losses were $21,000 and $95,000 for the quarters ended April 30, 2004 and 2003, respectively.

3. STOCK OPTIONS

At April 30, 2004, we had two stock-based compensation plans for employees and non-employee directors, which is described more fully in the notes to the consolidated financial statements included in our 2003 annual report on Form 10-K. We account for those plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. No stock based compensation cost is reflected in net earnings related to those plans, except for certain non-qualified options subject to variable plan accounting, as all stock options granted had exercise prices equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock Based Compensation," to the above plans.

                                                              3 Months Ended April 30           6 Months Ended April 30
                                                             ---------------------------    --------------------------------
                                                                2004            2003            2004              2003
                                                             -----------     -----------    -------------     --------------
(dollars in thousands, except per share data)

Net income (loss), as reported......................         $  1,737        $    139       $     2,406       $     (443)

Deduct:   Total  stock-based   employee   compensation
expense  determined  under fair value based method for
all awards, net of related tax effects..............             (24)             (49)              (48)             (98)
                                                             -----------     -----------    -------------     --------------

Pro forma net income (loss).........................         $  1,713        $     90       $     2,358       $     (541)
                                                             ===========     ===========    =============     ==============

Earnings (loss) per share:

     Basic as reported..............................         $   0.31        $   0.02       $       0.43      $    (0.08)
     Basic pro forma................................             0.30            0.02               0.42           (0.10)


     Diluted as reported............................         $   0.29        $   0.02       $       0.41      $    (0.08)
     Diluted pro forma..............................             0.29            0.02               0.40           (0.10)

On November 11, 2001, our former CEO was granted 110,000 options at $2.11 and all of his previous option grants were cancelled. These options were subject to variable plan accounting, which resulted in a charge to expense in the first half of fiscal 2004 of $322,000. As of April 30, 2004, all options subject to variable plan accounting have been exercised.

4. EARNINGS PER SHARE

Basic and diluted earnings per common share are based on the weighted average number of our shares of common stock outstanding. Diluted earnings per common share give effect to outstanding stock options using the treasury method. The impact of stock options for the three months ended April 30, 2004 was 281,000, while there was no impact for the three months ended April 30, 2003.

5. ACCOUNTS RECEIVABLE

The allowance for doubtful accounts was $837,000 as of April 30, 2004 and $630,000 as of October 31, 2003.

6. INVENTORIES

Inventories, priced at the lower of cost (first-in, first-out method) or market, are summarized below (in thousands):

                                                                April 30, 2004      October 31, 2003
         Purchased parts and sub-assemblies                     $      4,397             $      3,452
         Work-in-process                                               2,788                    2,029
         Finished goods                                               17,254                   16,766
                                                                      ------                   ------
                                                                $     24,439             $     22,247
                                                                ============             ============

7. SEGMENT INFORMATION

We operate in a single segment: industrial automation systems. We design and produce computerized machine tools, interactive computer control systems and software for sale through our distribution network to the worldwide metal working market. We also provide software options, computer control upgrades, accessories and replacement parts for our products, as well as customer service and training support.

8. RESTRUCTURING EXPENSE AND OTHER EXPENSE, NET

We previously occupied a facility located in England under a lease that expired in April 2002. The lease required that, following expiration of the lease, we make certain repairs to the facility resulting from deterioration of the facility during the lease term. On September 30, 2003, we settled this claim with the lessor for (pound)684,000 (approximately $1.2 million), which we had previously accrued. The accrued liability was due and paid in full in the first quarter of fiscal 2004.

9. GUARANTEES

From time to time, our European subsidiaries guarantee third party lease financing residuals in connection with the sale of certain machines in Europe. At April 30, 2004 there were 28 third party guarantees totaling approximately $1.7 million. A retention of title clause allows us to obtain the machine if the customer default on its lease. We believe that the proceeds obtained from liquidation of the machine would exceed our exposure.

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

A reconciliation of the changes in our warranty reserve is as follows (in thousands):

                                                                  Warranty
                                                                   Reserve
                                                               --------------
                Balance at October 31, 2003                   $       1,016
                Provision for warranties during the period              987
                Charges to the accrual                                 (937)
                Impact of foreign currency translation                   24
                                                               --------------
                Balance at April 30, 2004                     $       1,090
                                                               ==============

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS
------   -----------------------------------------------------------------------

The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto appearing elsewhere herein. Certain statements made in this report may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors include, among others, changes in general economic and business conditions that affect market demand for machines tools and related computer control systems, software products, and replacement parts, changes in manufacturing markets, adverse currency movements, innovations by competitors, quality and delivery performance by our contract manufacturers and component suppliers, and governmental actions and initiatives including import and export restrictions and tariffs.

EXECUTIVE OVERVIEW

Hurco Companies, Inc. is an industrial technology company operating in a single segment. We design and produce computerized machine tools, featuring our proprietary computer control systems and software, for sale through our own distribution network to the worldwide metal working market. We also provide software options, control upgrades, accessories and replacement parts for our products, as well as customer service and training support.

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

The machine tool industry is highly cyclical and changes in demand can occur abruptly. Beginning in the third quarter of fiscal 1998 and continuing through the third quarter of fiscal 2003, we experienced the adverse effects of a significant decline in global demand. For example, our customer orders during the first quarter of fiscal 2003 were at their lowest level in ten years. During the downturn, we took actions to discontinue the production and sale of underperforming products, refocus on our core product lines and significantly reduce our operating costs. We also introduced new product models in late fiscal 2002 and throughout 2003. These new models, which, together with an improvement in worldwide demand for machine tools that began in the fourth quarter of fiscal 2003, were largely responsible for the significant increase in sales in the fourth quarter of fiscal 2003 and the first half of fiscal 2004.

Over 80% of worldwide demand for machine tools comes from outside the United States. During fiscal 2003 and the first half of fiscal 2004, approximately 70% of our sales and service fees were attributable to customers located abroad. Our sales to foreign customers are denominated, and payments by those customers are made, in the prevailing currencies--primarily the Euro and Pound Sterling--in the countries in which those customers are located, and our product costs are incurred and paid primarily in the New Taiwan Dollar and U.S. dollars. Changes in currency exchange rates can have a material effect on our operating results as reported under generally accepted accounting principles. For example, when a foreign currency increases in value relative to the U.S. dollar, sales made (and expenses incurred) in that currency, when translated to U.S. dollars for reporting in our financial statements, are higher than would be the case when that currency has a lower value relative to the U.S. dollar. In our comparison of period-to-period results, we discuss not only the increases or decrease in those results as reported in our financial statements (which reflect translation to U.S. dollars at actual prevailing exchange rates), but also the effect that changes in exchange rates had on those results.

Although our high levels of foreign manufacturing and sales also subject us to cash flow risks due to fluctuating currency exchange rates, we mitigate those risks through the use of various hedging instruments - principally foreign currency forward exchange contracts.

The volatility of demand for machine tools can significantly impact our working capital requirements and, therefore, our cash flow from operations and operating profits. Because our products are manufactured in Taiwan, manufacturing and ocean transportation lead times require that we schedule machine tool production based on forecasts of customer orders for a future period of four or five months. We continually monitor order activity levels and rebalance future production schedules to changes in demand, but a significant unexpected decline in customer orders from forecasted levels can temporarily result in excess finished goods inventories and a resulting increase in our need for working capital.

RESULTS OF OPERATIONS

Three Months Ended April 30, 2004 Compared to Three Months Ended April 30, 2003

For the second quarter of fiscal 2004, we reported net income of $1.7 million, or $.29 per share, compared to $139,000, or $.02 per share, for the corresponding period one year ago. The improvement in net income was primarily due to a substantial increase in sales of our computerized machine tools, along with the benefit of stronger European currencies in relation to the U.S. dollar.

Sales and service fees for the second quarter of fiscal 2004 were $24.3 million, an increase of $6.8 million (39%) from the $17.5 million reported for the second fiscal quarter of 2003. The increased sales reflected an improvement in industry demand and our recent introduction of an array of new machine tool products, as well as the benefits of more favorable exchange rates when sales that are denominated in Euros and Pounds Sterling are translated to U.S. dollars for financial reporting purposes. As noted below, approximately 63% of our sales and service fees in the second quarter of fiscal 2004 were derived from European markets. The weighted average exchange rate between the Euro and the U.S. dollar during the second quarter of fiscal 2004 was $1.22 per (euro)1.00, as compared to $1.08 per (euro)1.00 for the second quarter of fiscal 2003, an increase of 13%. Approximately $1.8 million (26%) of the increase in total sales and service fees was attributable to changes in foreign currency exchange rates.

The following tables set forth sales and service fees by geographic region and product category for the second quarter of 2004 and 2003:

Sales and Service Fees by Geographic Region (dollars are in thousands)

                                       Three Months Ended April 30,                   Increase (Decrease)
                           -----------------------------------------------------    -------------------------
                                    2004                         2003                 Amount           %
                           ------------------------    -------------------------    -----------    ----------
North America                  $ 7,162         29%        $ 5,276           30%         $1,886           36%
Europe                          15,169         63%         11,442           66%          3,727           33%
Asia Pacific                     1,924          8%            735            4%          1,189          162%
                           ------------    --------    -----------    ----------    -----------    ----------
     Total                    $ 24,255        100%       $ 17,453          100%         $6,802           39%
                           ============    ========    ===========    ==========    ===========    ==========

Sales and service fees in North America benefited from a 69% increase in unit sales of our new entry-level VM product line and a 52% increase in unit sales of our higher-performing VMX machining center product line. These increases are attributable to new models introduced in late fiscal 2002 and during fiscal 2003, along with an increase in domestic machine tool demand.

The 33% increase in our sales and service fees in Europe reflected the previously discussed impact of stronger European currencies relative to the U.S. dollar and a $2.7 million reduction in our backlog during the second quarter of fiscal 2004, as new order bookings in Europe during the second quarter decreased approximately 17% from the amount recorded in the immediately preceding quarter due to weak market conditions, particularly in France and Italy. Approximately $1.7 million (46%) of the increase in European sales and service fees was attributable to changes in currency exchange rates.

The increase in sales and service fees in Asia was due primarily to strengthening market demand for machine tools in South East Asia (principally in the semi-conductor industry) and, to a lesser extent, increased sales in China, and reflected the benefits of improvements made to our distribution network and selling organization in the region. The impact of currency translation is not significant on sales and service fees in South East Asia.

Sales and Service Fees by Product Category (dollars are in thousands)

                                                        Three Months Ended April 30,                    Increase (Decrease)
                                          ----------------------------------------------------------   ----------------------
                                                     2004                           2003                 Amount         %
                                          ---------------------------    ---------------------------   -----------    -------
Computerized Machine Tools                   $ 20,224            83%       $ 13,973             80%        $6,251        45%
Service Fees, Parts and Other                   4,031            17%          3,480             20%           551        16%
                                          ------------     ----------    -----------    ------------   -----------    -------
         Total                               $ 24,255           100%       $ 17,453            100%        $6,802        39%
                                          ============     ==========    ===========    ============   ===========    =======

Approximately $1.6 million (26%) of the increase in our reported sales of computerized machine tools was due to changes in currency exchange rates. Unit sales of our computerized machine tools increased 40% in the second quarter of fiscal 2004 compared to the prior year period. However, the average net selling price per unit, measured in local currencies, declined approximately 5% during the same period due to planned reductions in our net selling prices and to the higher percentage of units of our more moderately priced VM product line in our total product mix during the 2004 period. However, the impact of lower net selling prices was more than offset by the favorable effects of stronger European currencies when translating European sales and service fees to U.S. dollars for financial reporting purposes.

New order bookings for the second quarter of fiscal 2004 were $22.3 million, an increase of $1.8 million (9%) from the $20.6 million reported for the corresponding quarter of fiscal 2003. Approximately $1.3 million (72%) of the increase was attributable to changes in currency exchange rates. Orders increased significantly in the United States and Asia, but these increases were substantially offset by a decline in orders in Europe. As previously noted, European orders decreased 17% from the amount booked in the first quarter of 2004, due to weak market conditions, particularly in France and Italy. Compared to the second quarter of fiscal 2003, new order bookings declined approximately $1.3 million, or 9%. The year-to-year decline is somewhat distorted by the fact that new order bookings in Europe were extremely strong, in the second quarter of fiscal 2003, following a very weak first fiscal quarter. Backlog was $7.4 million at April 30, 2004, compared to $9.5 million at January 31, 2004 and $8.2 million at October 31, 2003.

Gross margin for the second quarter of 2004 was 30.6%, an increase over the 29.4% margin realized in the corresponding 2003 period, due principally to increased sales of computerized machine tools and the favorable effects of stronger European currencies.

Selling, general and administrative expenses during the second quarter of 2004 increased approximately $564,000 (12%) from the amount reported for the 2003 period, primarily due to currency translation effects and increased commissions to European selling agents associated with the increase in European sales.

The provision for income taxes is related to the earnings of two foreign subsidiaries. In the United States and certain other foreign jurisdictions, we have net operating loss carryforwards for which we have a 100% valuation reserve at April 30, 2004. The provision for income tax increased in the second fiscal quarter of 2004 because of increased earnings recorded by our taxable foreign subsidiaries.

Six Months Ended April 30, 2004 Compared to Six Months Ended April 30, 2003

For the first half of fiscal 2004, we reported net income of $2,406,000, or $.41 per share, compared to a net loss of $443,000, or $.08 per share, for the corresponding period one year ago.

Sales and service fees for the first half of fiscal 2004 were $47.0 million, an increase of $13.6 million (41%) from the $33.4 million reported for the first half of 2003. Approximately 63% of our sales and service fees in the first half of fiscal 2004 were derived from European markets. The weighted average exchange rate between the Euro and the U.S. dollar during the first half of fiscal 2004 was $1.22 per (euro)1.00, as compared to $1.06 per (euro)1.00 for the first half of fiscal 2003, an increase of 15%. Approximately $3.9 million (29%) of the increase in sales and service fees was attributable to changes in currency exchange rates.

The following tables set forth sales and service fees by geographic region and product category for the first half of 2004 and 2003:

Sales and Service Fees by Geographic Region (dollars are in thousands)


                                          Six Months Ended April 30,                      Increase (Decrease)
                           ---------------------------------------------------------    -------------------------
                                     2004                           2003                  Amount           %
                           --------------------------    ---------------------------    ------------    ---------
North America                 $ 14,337           31%          $11,266           34%         $ 3,071          27%
Europe                          29,712           63%           21,161           63%           8,551          40%
Asia Pacific                     2,924            6%              979            3%           1,945         199%
                           ------------    ----------    -------------    ----------    ------------    ---------
     Total                    $ 46,973          100%          $33,406          100%         $13,567          41%
                           ============    ==========    =============    ==========    ============    =========

Sales and service fees in North America benefited from a 54% increase in unit sales of our new entry-level VM product line and a 31% increase in unit sales of our higher-performing VMX machining center product line. These increases are attributable to new models introduced in late fiscal 2002 and during fiscal 2003, an improving domestic economy and, to a lesser extent, U.S. capital equipment tax incentives that stimulated orders in our first fiscal quarter.

The 40% increase in our sales and service fees in Europe reflect a 34% increase in unit sales, which was experienced most strongly in Germany, due in large measure to continuing acceptance of and demand for our new product models, as well as the previously discussed impact of an increasingly strong Euro relative to the U.S. dollar when translating European sales for financial reporting purposes. Approximately $3.9 million (46%) of the increase in European sales and service fees was attributable to changes in currency exchange rates.

 The increase in sales and service fees in Asia is the result of strengthening market demand for machine tools in South East Asia (primarily in the semi-conductor industry) and increased sales in China, as well as improvements made to our distribution network and selling organization in the region.

Sales and Service Fees by Product Category (dollars are in thousands)

                                                      Six Months Ended April 30,                     Increase (Decrease)
                                         ------------------------------------------------------    ------------------------
                                                   2004                         2003                 Amount          %
                                         -------------------------     ------------------------    -----------    ---------
Computerized Machine Tools                  $ 39,444          84%        $ 26,844          80%       $ 12,600          47%
Service Fees, Parts and Other                  7,529          16%           6,562          20%            967          15%
                                         ------------   ----------     -----------    ---------    -----------    ---------
         Total                              $ 46,973         100%        $ 33,406         100%       $ 13,567          41%
                                         ============   ==========     ===========    =========    ===========    =========

Approximately $3.5 million (28%) of the increase in machine tool sales was due to changes in currency exchange rates. Unit sales of our computerized machine tools increased 43% in the first half of fiscal 2004 compared to the prior year period. However, our average net selling price per unit , measured in local currencies declined approximately 6%, during the same periods, due to planned reductions in our net selling prices and to the higher percentage of units of the more moderately priced VM product line in our total product mix during the 2004 period. The impact of lower net selling prices was more than offset by the favorable effects of stronger European currencies when translating European sales and service fees to U.S. dollars.

New order bookings for the first half of fiscal 2004 were $45.9 million, an increase of $11.5 million, or 33% , from the $34.4 million reported for the first half of fiscal 2003. New order bookings increased in the United States, Europe and Asia by $4.0 million, $5.5 million and $2.0 million, respectively. Approximately $3.6 million (65%) of the reported increase in new order bookings in Europe was attributable to the changes in currency exchange rates. In addition, the increase reflects the unusually low level of new orders in the first quarter of fiscal 2003. As previously noted, orders in Europe during the second quarter of fiscal 2004 declined $2.6 million, or 17%, from the $15.2 million booked in the first quarter of 2004, and were $1.3 million, or 9%, lower than the $20.3 million booked in the second quarter of 2003. Backlog was $7.4 million at April 30, 2004, compared to $8.2 million at October 31, 2003.

Gross margin for the first half of fiscal 2004 was 29.7%, an increase over the 27.3% margin realized in the corresponding 2003 period, due principally to increased machine sales volume, the favorable effect of stronger European currencies.

Selling, general and administrative expenses during the first half of 2004 increased approximately $1.1 million (12%) from the amount reported for the 2003 period, due primarily to currency translation effects and the increased commissions to European selling agents associated with the increase in European sales.

Variable option expense of $322,000 is related to certain stock options that were subject to variable plan accounting. The stock options subject to variable plan accounting have all been exercised and no additional variable option expense is expected.

The provision for income taxes is related to the earnings of two foreign subsidiaries. In the United States and certain other foreign jurisdictions, we have net operating loss carryforwards for which we have a 100% valuation reserve at April 30, 2004. The provision for income tax increased in fiscal 2004 because of increased earnings from our taxable foreign subsidiaries.

LIQUIDITY AND CAPITAL RESOURCES

At April 30, 2004, we had cash and cash equivalents of $6.2 million compared to $5.9 million at October 31, 2003. Cash generated from operations totaled $3.8 million for the first half of fiscal 2004, compared to $586,000 in the prior year period.

Working capital, excluding short-term debt, was $23.1 million at April 30, 2004, slightly higher than the $22.9 million at October 31, 2003. Although accounts receivable and inventory combined increased $3.0 million during the first half of fiscal 2004, this increase was more than funded by a $5.8 million increase in accounts payable. The increase in accounts payable was primarily due to increased manufacturing activity, accompanied by longer payment terms from our suppliers in Taiwan. Additionally, a reduction of accrued expenses of $1.4 million resulted from a $1.2 million payment in the first fiscal quarter for the settlement of a foreign lease liability and the timing of payments for normal year-end accruals. As our sales increase in 2004, we expect our working capital requirements to increase accordingly.

Capital investments during the first half of fiscal 2004 consisted of normal expenditures for software development projects and purchases of equipment. We funded these expenditures with cash flow from operations.

Total debt at April 30, 2004 was $5.3 million, representing 14% of our total capitalization, compared to $9.2 million, or 24% of our total capitalization, at October 31, 2003. We were in compliance with all loan covenants and had unused credit availability of $10.9 million at April 30, 2004. We believe that cash flow from operations and borrowings available under our credit facilities are sufficient to meet our anticipated cash requirements for the balance of fiscal 2004.

NEW ACCOUNTING PRONOUNCEMENTS

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

CRITICAL ACCOUNTING POLICIES

Our accounting policies, which are described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2003, require our management to make significant estimates and assumptions using information available at the time the estimates are made. These estimates and assumptions significantly affect various reported amounts of assets, liabilities, revenues and expenses. If our future experience differs materially from these estimates and assumptions, our results of operations and financial condition could be affected. There were no material changes to our critical accounting policies during the second quarter of 2004.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

There have been no material changes from the information provided in our Annual Report on Form 10-K for the fiscal year ended October 31, 2003.

OFF BALANCE SHEET ARRANGEMENTS

From time to time, our German subsidiary guarantees third party lease financing residuals in connection with the sale of certain machines in Europe. At April 30, 2004 there were 28 third party guarantees totaling approximately $1.7 million. A retention of title clause allows our German subsidiary to obtain the machine if the customer defaults on its lease. We believe that the proceeds obtained from liquidation of the machine would cover any payments required under the guarantee.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
------   ----------------------------------------------------------

Interest Rate Risk

Interest on our bank borrowings and economic development bond are affected by changes in prevailing U.S. and European interest rates. At April 30, 2004, outstanding borrowings under these credit facilities were $1.0 million. The remaining outstanding indebtedness of $4.3 million is at a fixed rate of interest.

Foreign Currency Exchange Risk

In the second quarter of fiscal 2004, approximately 70% of our sales and service fees were derived from foreign markets. All of our computerized machine tools and computer numerical control systems, as well as certain proprietary service parts, are sourced by our U.S.-based engineering and manufacturing division and re-invoiced to our foreign sales and service subsidiaries, primarily in their functional currencies.

Our products are manufactured primarily in Taiwan, to our specifications, by our wholly owned subsidiary and an affiliate. The predominant portion of our exchange rate risk associated with product costs relates to the New Taiwan Dollar.

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

Forward contracts for the sale or purchase of foreign currencies as of April 30, 2004 which are designated as cash flow hedges under SFAS No. 133 were as follows:


                                                                      Contract Amount at Forward
                                                      Weighted                 Rates in
                                 Notional Amount        Avg.                 U.S. Dollars
                                   in Foreign         Forward       At Date of          April 30,
     Forward Contracts              Currency            Rate         Contract               2004      Maturity Dates
     -----------------          ---------------     ----------      ---------        -------------    --------------
Sale Contracts:
Euro                                10,000,000         1.1640       11,640,000         11,955,051   May 2004 - December 2004

Sterling                             1,340,000         1.6589        2,222,926          2,359,444   May 2004 - December 2004

Purchase Contracts:

New Taiwan Dollar                  240,000,000         32.79*        7,319,305          7,223,574   May 2004 - October 2004

* per U. S. Dollars

Forward contracts for the sale of foreign currencies as of April 30, 2004, which were entered into to protect against the effects of foreign currency fluctuations on receivables and payables denominated in foreign currencies were as follows:


                                                                      Contract Amount at Forward
                                                      Weighted                 Rates in
                                 Notional Amount        Avg.                 U.S. Dollars
                                   in Foreign         Forward       At Date of          April 30,
     Forward Contracts              Currency            Rate         Contract             2004        Maturity Dates
     -----------------          ---------------     ----------      ---------        -------------    --------------
Sale Contracts:
Euro                                   5,543,420          1.1995      6,649,332         6,634,974      May 2004 - June 2004

Singapore Dollar                       3,963,226          1.6924*     2,341,779         2,332,030      May 2004 - October 2004

Sterling                                 329,739          1.7807        587,166           583,772      May 2004 - June 2004

Purchase Contracts:

New Taiwan Dollar                     95,870,000          32.94*      2,910,443         2,885,299      May 2004 - June 2004

* per U.S. Dollars


Item 4.  CONTROLS AND PROCEDURES
------   -----------------------

We carried out an evaluation under the supervision and with participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2004 pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of the evaluation date.

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended April 30, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

Item 1.       LEGAL PROCEEDINGS

We are involved in various claims and lawsuits arising in the normal course of business. We believe it is remote that any of these claims will have a material adverse effect on our consolidated financial position or results of operations.

Item 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of the shareholders of the Company was held on March 11, 2004. The only matter submitted to a vote of the shareholders was the election of six directors to the Board of Directors.

The following table sets forth the results of voting on this matter.


                                                                                              Number of Votes AGAINST
                            Matter                                   Number of Votes FOR            or WITHHELD
----------------------------------------------------------------   ------------------------   -------------------------
Election of Robert W. Cruickshank as Director                                    5,233,463                     247,450
Election of Michael Doar as Director                                             5,250,946                     239,967
Election of Richard T. Niner as Director                                         5,237,146                     254,767
Election of O. Curtis Noel as Director                                           5,127,592                     363,321
Election of Charles E. Mitchell Rentschler as Director                           5,232,963                     257,950
Election of Gerald V. Roch as Director                                           5,249,322                     241,591

There are no directors, other than the directors elected at the annual meeting, whose terms of office as directors continued after the annual meeting.

Item 5.       OTHER INFORMATION

During the period covered by this Quarterly Report on Form 10-Q, the Audit Committee of our Board of Directors did not approve the engagement of PricewaterhouseCoopers LLP, our independent auditors, to perform any non-audit services. This disclosure is made pursuant to Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of Sarbanes-Oxely Act of 2002.

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

              31.1 Certification by the Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as amended.

              31.2 Certification by the Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as amended.

              32.1    Certification by the Chief Executive Officer pursuant to
                      Section 906 of the Sarbanes-Oxley Act of 2002.

              32.2    Certification by the Chief Financial Officer pursuant to
                      Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K:

              Report furnished on February 20, 2004 under Item 12, Results of Operations and Financial Condition reporting that on February 18, 2004 the Company issued a press release containing earnings information for the quarter ended January 31, 2004. A copy of the press release was included as an exhibit.

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





June 10, 2004