Form 10-Q
period 2004-07-31
HURCO COMPANIES INC
filed 2004-09-09
CIK 315374

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended July 31, 2004 or
Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to _________.

Commission File No. 0-9143

HURCO COMPANIES, INC.
(Exact name of registrant as specified in its charter)

Indiana	35-1150732
(State or other jurisdiction of	(I.R.S. Employer Identification Number)
incorporation or organization)

One Technology Way
Indianapolis, Indiana	46268
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code    (317) 293-5309

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to the filing requirements for the past 90 days:
Yes X No __

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes __ No X

The number of shares of the Registrant's common stock outstanding as of September 1, 2004 was 5,975,694.

HURCO COMPANIES, INC.
July 2004 Form 10-Q Quarterly Report

Table of Contents

Part I - Financial Information

Part II - Other Information

Item 1.	Legal Proceedings	19

Item 5.	Other Information	19

Item 6.	Exhibits and Reports on Form 8-K	20

Signatures		21

PART I - FINANCIAL INFORMATION

Item 1.    CONDENSED FINANCIAL STATEMENTS

HURCO COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	July 31		July 31
	2004	2003	2004	2003
	(unaudited)		(unaudited)

Sales and service fees	$23,748	$18,354	$70,721	$51,760

Cost of sales and service	16,435	13,280	49,464	37,564

Gross profit	7,313	5,074	21,257	14,196

Selling, general and administrative expenses	5,241	4,332	15,295	13,323

Operating income	2,072	742	5,962	873

Interest expense	113	167	374	476

Variable options expense	--	--	322	--

Other income (expense), net	28	(43)	(119)	5

Income before taxes	1,987	532	5,147	402

Provision for income taxes	405	201	1,159	514

Net income (loss)	$1,582	$331	$3,988	$(112)

Earnings (loss) per common share

Basic	$0.27	$0.06	$0.70	$(0.02)
Diluted	$0.25	$0.06	$0.67	$(0.02)

Weighted average common shares outstanding

Basic	5,882	5,583	5,722	5,583
Diluted	6,204	5,630	5,964	5,583

The accompanying notes are an integral part of the condensed consolidated financial statements.

HURCO COMPANIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
(Dollars in thousands)

	July 31	October 31
	2004	2003
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$6,564	$5,289
Cash - restricted	--	622
Accounts receivable	14,351	12,823
Inventories	27,393	22,247
Other	2,171	1,409
Total current assets	50,479	42,390

Property and equipment:
Land	761	761
Building	7,242	7,239
Machinery and equipment	10,908	10,568
Leasehold improvements	648	544
	19,559	19,112
Less accumulated depreciation and amortization	(11,131)	(10,730)
	8,428	8,382

Software development costs, less amortization	2,686	1,922
Investments and other assets	5,599	5,264
	$67,192	$57,958

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$16,746	$9,461
Accrued expenses	9,035	10,048
Current portion of long-term debt	315	645
Total current liabilities	26,096	20,154

Non-current liabilities:
Long-term debt	4,638	8,577
Deferred credits and other obligations	552	486
Total liabilities	31,286	29,217

Shareholders’ equity:
Preferred stock: no par value per share; 1,000,000 shares
authorized; no shares issued	--	--
Common stock: no par value; $.10 stated value per share;
12,500,000 shares authorized, 5,953,694 and 5,575,987 shares
issued, respectively	595	557
Additional paid-in capital	46,495	44,695
Accumulated deficit	(5,723)	(9,711)
Accumulated other comprehensive income	(5,461)	(6,800)
Total shareholders’ equity	35,906	28,741
	$67,192	$57,958

The accompanying notes are an integral part of the condensed consolidated financial statements.

HURCO COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollars in thousands)
	Three Months Ended		Nine Months Ended
	July 31		July 31
	2004	2003	2004	2003

Cash flows from operating activities:
Net income (loss)	$1,582	$331	$3,988	$(112)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Equity in (income) loss of affiliates	(123)	(11)	(215)	(156)
Depreciation and amortization	291	358	932	1,073
Change in assets and liabilities:
(Increase) decrease in accounts receivable	417	(69)	(1,203)	2,751
(Increase) decrease in inventories	(2,816)	(178)	(4,223)	(2,608)
Increase in accounts payable	1,499	(854)	7,316	1,287
Increase (decrease) in accrued expenses	81	(1,036)	(1,291)	(3,061)
Other	41	(352)	(534)	(399)
Net cash provided by (used for) operating activities	972	(1,811)	4,770	(1,225)

Cash flows from investing activities:
Purchase of property and equipment	(395)	(86)	(749)	(381)
Software development costs	(347)	(252)	(983)	(454)
Change in restricted cash	-	629	622	(521)
Other investments	(26)	6	(63)	(20)
Net cash provided by (used for) investing activities	(768)	297	(1,173)	(1,376)

Cash flows from financing activities:
Advances on bank credit facilities	1,047	17,952	20,308	38,631
Repayment of bank credit facilities	(1,401)	(15,867)	(24,229)	(36,757)
Repayment on first mortgage	(27)	(27)	(80)	(76)
Repayment of term debt	-	(336)	(338)	(673)
Proceeds from exercise of common stock options	547	--	1,838	--
Net cash provided by (used for) financing activities	166	1,722	(2,501)	1,125

Effect of exchange rate changes on cash	1	71	179	345

Net increase (decrease) in cash and cash equivalents	371	279	1,275	(1,131)

Cash and cash equivalents at beginning of period	6,193	2,948	5,289	4,358

Cash and cash equivalents at end of period	$6,564	$3,227	$6,564	$3,227

The accompanying notes are an integral part of the condensed consolidated financial statements.

HURCO COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
For the nine months ended July 31, 2004 and 2003

	Common Stock
	Shares Issued & Outstanding	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (loss)	Total
			(Dollars in thousands)

Balances, October 31, 2002	5,583,158	$558	$44,717	$(10,173)	$(7,085)	$28,017

Net income (loss)	--	--	--	(112)	--	(112)
Translation of foreign currency financial statements	--	--	--	--	1,032	1,032
Unrealized gain (loss) on derivative instruments	--	--	--	--	(951)	(951)
Comprehensive loss	--	--	--	--	--	(31)
Exercise of common stock options	--	--	--	--	--	--

Balances, July 31, 2003	5,583,158	$558	$44,717	$(10,285)	$(7,004)	$27,986

Balances, October 31, 2003	5,575,987	$557	$44,695	$(9,711)	$(6,800)	$28,741

Net income (loss)	--	--	--	3,988	--	3,988
Translation of foreign currency financial statements	--	--	--	--	485	485
Unrealized gain (loss) on derivative instruments	--	--	--	--	854	854
Comprehensive income	--	--	--	--	--	5,327
Exercise of common stock options	377,707	38	1,800	--	--	1,838

Balances, July 31, 2004	5,953,694	595	46,495	(5,723)	(5,461)	$35,906

The accompanying notes are an integral part of the condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	GENERAL

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

The condensed financial information as of July 31, 2004 and for the three and nine months ended July 31, 2004 and July 31, 2003 is unaudited; however, in our opinion, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results and financial position for the interim periods. We suggest that you read these condensed consolidated financial statements in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended October 31, 2003.

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

At July 31, 2004, we had $961,000 of losses related to cash flow hedges deferred in Accumulated Other Comprehensive Income. Of this amount, $331,000 represents unrealized losses related to future cash flow hedge instruments that remain subject to currency fluctuation risk. These deferred losses will be recorded as an adjustment to Cost of Sales in the periods through March 2005, in which the sale of the related hedged item is recognized, as described above. Net losses on cash flow hedge instruments which we reclassified from Other Comprehensive Income to Cost of Sales in the quarters ended July 31, 2004 and 2003 were $726,000 and $336,000, respectively.

We also enter into foreign currency forward exchange contracts to protect against the effects of foreign currency fluctuations on receivables and payables denominated in foreign currencies. These derivative instruments are not designated as hedges under Statement of Financial Accounting Standards No. 133, "Accounting Standards for Derivative Instruments and Hedging Activities" (SFAS 133), and, as a result, changes in fair value are reported currently as Other Income (Expense), Net in the Consolidated Statement of Operations consistent with the transaction gain or loss on the related foreign denominated receivable or payable. Such net transaction losses were $12,000 and $48,000 for the quarters ended July 31, 2004 and 2003, respectively.

3.	STOCK OPTIONS

At July 31, 2004, we had two stock-based compensation plans for employees and non-employee directors, which were described more fully in the notes to the consolidated financial statements included in our 2003 annual report on Form 10-K. We account for those plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. No stock based compensation cost is reflected in net earnings related to those plans, except for certain non-qualified options subject to variable plan accounting, as all stock options granted had exercise prices equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock Based Compensation," to the above plans.

	Three Months Ended July 31		Nine Months Ended July 31
	2004	2003	2004	2003
(dollars in thousands, except per share data)
Net income (loss), as reported	$1,582	$331	$3,988	$(112)

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(24)	(49)	(72)	(148)

Pro forma net income (loss)	$1,558	$282	$3,916	$(260)

Earnings (loss) per share:

Basic as reported	$0.27	$0.06	$0.70	$(0.02)
Basic pro forma	0.26	0.05	0.68	(0.05)

Diluted as reported	$0.25	$0.06	$0.67	$(0.02)
Diluted pro forma	0.25	0.05	0.66	(0.05)

On November 11, 2001, our former CEO was granted 110,000 options at $2.11 and all of his previous option grants were cancelled. These options were subject to variable plan accounting, which resulted in a charge to expense in the first half of fiscal 2004 of $322,000. As of July 31, 2004, all options subject to variable plan accounting have been exercised.

4.	EARNINGS PER SHARE

Basic and diluted earnings per common share are based on the weighted average number of our shares of common stock outstanding. Diluted earnings per common share give effect to outstanding stock options using the treasury method. The impact of stock options on the earnings per share calculation for the three months ended July 31, 2004 and 2003 was 322,000 and 47,000 shares, respectively.

5.	ACCOUNTS RECEIVABLE

The allowance for doubtful accounts was $833,000 as of July 31, 2004 and $630,000 as of October 31, 2003.

6.	INVENTORIES

Inventories, priced at the lower of cost (first-in, first-out method) or market, are summarized below (in thousands):

	July 31, 2004	October 31, 2003
Purchased parts and sub-assemblies	$4,571	$3,452
Work-in-process	3,841	2,029
Finished goods	18,981	16,766
	$27,393	$22,247

7.	SEGMENT INFORMATION

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

We previously occupied a facility located in England under a lease that expired in April 2002. The lease required that, following expiration of the lease, we make certain repairs to the facility resulting from deterioration of the facility during the lease term. On September 30, 2003, we settled this claim with the lessor for £684,000 (approximately $1.2 million), which we had previously accrued. The accrued liability was due and paid in full in the first quarter of fiscal 2004.

9.	GUARANTEES

From time to time, our European subsidiaries guarantee third party lease financing residuals in connection with the sale of certain machines in Europe. At July 31, 2004 there were 28 third party guarantees totaling approximately $1.6 million. A retention of title clause allows us to obtain the machine if a customer defaults on a lease. We believe that the proceeds available from liquidation of the machine would exceed our guarantee exposure.

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

A reconciliation of the changes in our warranty reserve is as follows (in thousands):

Warranty Reserve
Balance at October 31, 2003	$1,016
Provision for warranties during the period	1,598
Charges to the accrual	(1,289)
Impact of foreign currency translation	25
Balance at July 31, 2004	$1,350

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

EXECUTIVE OVERVIEW

Hurco Companies, Inc. is an industrial technology company operating in a single segment. We design and produce computerized machine tools, featuring our proprietary computer control systems and software, for sale through our own distribution network to the worldwide metal cutting market. We also provide software options, control upgrades, accessories and replacement parts for our products, as well as customer service and training support.

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
The machine tool industry is highly cyclical and changes in demand can occur abruptly. Beginning in the third quarter of fiscal 1998 and continuing through the third quarter of fiscal 2003, we experienced a significant decline in global demand. For example, our customer orders during the first quarter of fiscal 2003 were at their lowest level in ten years. During the downturn, we took actions to discontinue the production and sale of underperforming products, refocus on our core product lines and significantly reduce our operating costs. We also introduced new product models in late fiscal 2002 and throughout 2003. These new models, which, together with an improvement in worldwide demand for machine tools that began in the fourth quarter of fiscal 2003, were largely responsible for the significant increase in sales in the fourth quarter of fiscal 2003 and the first nine months of fiscal 2004.

Over 80% of worldwide demand for machine tools comes from outside the United States. During fiscal 2003 and the first nine of fiscal 2004, approximately 70% of our sales and service fees were attributable to customers located abroad. Our sales to foreign customers are denominated, and payments by those customers are made, in the prevailing currencies—primarily the Euro and Pound Sterling—in the countries in which those customers are located, and our product costs are incurred and paid primarily in the New Taiwan Dollar and U.S. dollars. Changes in currency exchange rates can have a material effect on our operating results as reported under generally accepted accounting principles. For example, when a foreign currency increases in value relative to the U.S. dollar, sales made (and expenses incurred) in that currency, when translated to U.S. dollars for reporting in our financial statements, are higher than would be the case when that currency has a lower value relative to the U.S. dollar. In our comparison of period-to-period results, we discuss not only the increases or decrease in those results as reported in our financial statements (which reflect translation to U.S. dollars at prevailing exchange rates), but also the effect that changes in exchange rates had on those results.

Although our high levels of foreign manufacturing and sales also subject us to cash flow risks due to fluctuating currency exchange rates, we mitigate those risks through the use of various hedging instruments - principally foreign currency forward exchange contracts.

The volatility of demand for machine tools can significantly impact our working capital requirements and, therefore, our cash flow from operations and operating profits. Because our products are manufactured in Taiwan, manufacturing and ocean transportation lead times require that we schedule machine tool production based on forecasts of customer orders for a future period of four or five months. We continually monitor order activity levels and rebalance future production schedules to changes in demand, but a significant unexpected decline in customer orders from forecasted levels can temporarily increase our finished goods inventories and use of working capital.

RESULTS OF OPERATIONS

Three Months Ended July 31, 2004 Compared to Three Months Ended July 31, 2003

For the third quarter of fiscal 2004, we reported net income of $1.6 million, or $.25 per share, compared to $331,000, or $.06 per share, for the corresponding period one year ago. The improvement in net income was primarily due to a substantial increase in sales of our computerized machine tools attributable to newer models introduced in 2002 and 2003 and, improving market conditions, along with the benefit of stronger European currencies in relation to the U.S. dollar.

Sales and service fees for the third quarter of fiscal 2004 were $23.7 million, an increase of $5.4 million, or 29%, from the $18.4 million reported for the third fiscal quarter of 2003. The increased sales reflected an improvement in industry demand and our newer machine tool products, as well as the favorable effects of changes in exchange rates. As noted below, approximately 61% of our sales and service fees in the third quarter of fiscal 2004 were derived from European markets. The weighted average exchange rate between the Euro and the U.S. dollar during the third quarter of fiscal 2004 was $1.21 per €1.00, as compared to $1.15 per €1.00 for the third quarter of fiscal 2003, an increase of 5%. Approximately $1.0 million, or 18%, of the increase in total sales and service fees in the 2004 period was attributable to changes in currency exchange rates.

The following tables set forth sales and service fees by geographic region and product category for the third quarter of 2004 and 2003:

Sales and Service Fees by Geographic Region (dollars are in thousands)

	Three Months Ended July 31				Increase
	2004		2003		Amount	%
North America	$ 7,779	33%	$ 6,146	34%	$ 1,633	27%
Europe	14,466	61%	11,226	61%	3,240	29%
Asia Pacific	1,503	6%	982	5%	521	53%
Total	$ 23,748	100%	$ 18,354	100%	$5,394	29%

Sales and service fees in North America benefited from a 57% increase in unit sales of our entry-level VM product line and a 6% increase in unit sales of our higher-performing VMX machining center product line. These increases are attributable to our newer models, along with an increase in domestic machine tool demand.

The 29% increase in our sales and service fees in Europe reflected the previously discussed impact of stronger European currencies relative to the U.S. dollar and a $4.0 million increase in orders booked the third quarter of fiscal 2004 compared to the amount of orders booked in the third quarter of fiscal 2003. Approximately $1.0 million, or 30%, of the increase in European sales and service fees was attributable to changes in currency exchange rates.

The increase in sales and service fees in Asia was due primarily to strengthening market demand for machine tools in South East Asia (principally in the semi-conductor industry) and, to a lesser extent, increased sales in China. Improvements made to our distribution network and selling organization in the region also contributed to the increase. The impact of currency translation is not significant on sales and service fees in South East Asia.

Sales and Service Fees by Product Category (dollars are in thousands)

	Three Months Ended July 31				Increase
	2004		2003		Amount	%
Computerized Machine Tools	$ 19,645	83%	$ 14,774	80%	$ 4,871	33%
Service Fees, Parts and Other	4,103	17%	3,580	20%	523	15%
Total	$ 23,748	100%	$ 18,354	100%	$ 5,394	29%

Approximately $840,000, or 17%, of the increase in our reported sales of computerized machine tools was due to changes in currency exchange rates. Unit sales of our computerized machine tools increased 30% in the third quarter of fiscal 2004 compared to the prior year period. However, the average net selling price per unit, measured in local currencies, declined approximately 4% during the same period due to planned reductions in our net selling prices and to the higher percentage of units of our more moderately priced VM product line in our total product mix during the 2004 period. However, the impact of lower net selling prices was more than offset by the favorable effects of stronger European currencies.

New order bookings for the third quarter of fiscal 2004 were $27.4 million, an increase of $8.5 million, or 45%, from the $18.9 million reported for the corresponding quarter of fiscal 2003. Approximately $1.2 million, or 14%, of the increase was attributable to changes in currency exchange rates. The dollar value of orders increased 54% in the United States, 33% in Europe and 244% in Asia reflecting an improvement in the worldwide metal cutting machine tool market. Unit orders in the third quarter of fiscal 2004 for our entry level VM product line increased 100% from the corresponding quarter of fiscal 2003 while unit orders for our VMX product line increased 33% and total unit orders increased 60%. Backlog was $11.1 million at July 31, 2004, compared to $7.4 million at April 30, 2004, and $8.2 million at October 31, 2003.

Gross margin for the third quarter of 2004 was 30.8%, an increase over the 27.6% margin realized in the corresponding 2003 period, due principally to increased sales volume and the favorable effects of stronger European currencies.

Selling, general and administrative expenses during the third quarter of 2004 increased approximately $900,000, or 21%, from the amount reported for the 2003 period, primarily due to currency translation effects, increased commissions to European selling agents associated with the increase in European sales and increased sales and marketing expenditures.

The provision for income taxes is related to the earnings of two foreign subsidiaries. In the United States and certain other foreign jurisdictions, we have net operating loss carryforwards for which we have a 100% valuation reserve at July 31, 2004. The provision for income tax increased in the third fiscal quarter of 2004 because of increased earnings recorded by our taxable foreign subsidiaries.

Nine Months Ended July 31, 2004 Compared to Nine Months Ended July 31, 2003

For the first nine months of fiscal 2004, we reported net income of $4.0 million, or $.67 per share, compared to a net loss of $112,000, or $.02 per share, for the corresponding period one year ago.

Sales and service fees for the first nine months of fiscal 2004 were $70.7 million, an increase of $19.0 million, or 37%, from the $51.8 million reported for the first nine months of 2003. Approximately 63% of our sales and service fees in the first nine months of fiscal 2004 were derived from European markets. The weighted average exchange rate between the Euro and the U.S. dollar during the first nine months of fiscal 2004 was $1.22 per €1.00, as compared to $1.09 per €1.00 for the corresponding period of fiscal 2003, an increase of 12%. Approximately $4.9 million, or 26%, of the increase in sales and service fees was attributable to changes in currency exchange rates.

The following tables set forth sales and service fees by geographic region and product category for the first half of 2004 and 2003:

Sales and Service Fees by Geographic Region (dollars are in thousands)

	Nine Months Ended July 31				Increase
	2004		2003		Amount	%
North America	$ 22,116	31%	$ 17,411	34%	$ 4,705	27%
Europe	44,177	63%	32,387	62%	11,790	36%
Asia Pacific	4,428	6%	1,962	4%	2,466	126%
Total	$ 70,721	100%	$ 51,760	100%	$ 18,961	37%

Sales and service fees in North America benefited from a 55% increase in unit sales of our new entry-level VM product line and a 22% increase in unit sales of our higher-performing VMX machining center product line. These increases are attributable to our newer models, along with improving domestic economy.

The 36% increase in our sales and service fees in Europe reflect a 32% increase in unit sales, which was experienced most strongly in Germany, due in large measure to continuing acceptance of and demand for our new product models, as well as the previously discussed impact of the stronger Euro relative to the U.S. dollar. Approximately $4.8 million, or 41%, of the increase in European sales and service fees was attributable to changes in currency exchange rates.

The increase in sales and service fees in Asia is the result of strengthening market demand for machine tools in South East Asia (primarily in the semi-conductor industry) and increased sales in China. Improvements made to our distribution network and selling organization in the region also contributed to the increase.

Sales and Service Fees by Product Category (dollars are in thousands)

	Nine Months Ended July 31				Increase
	2004		2003		Amount	%
Computerized Machine Tools	$ 59,089	84%	$ 41,618	80%	$ 17,471	42%
Service Fees, Parts and Other	11,632	16%	10,142	20%	1,490	15%
Total	$ 70,721	100%	$ 51,760	100%	$ 18,961	37%

Approximately $4.4 million, or 25%, of the increase in machine tool sales was due to changes in currency exchange rates. Unit sales of our computerized machine tools increased 39% in the first nine months of fiscal 2004 compared to the prior year period. However, our average net selling price per unit, measured in local currencies, declined approximately 6% during the same periods, due to planned reductions in our net selling prices and to the higher percentage of units of the more moderately priced VM product line in our total product mix during the 2004 period. The impact of lower net selling prices was offset by the favorable effects of stronger European currencies.

New order bookings for the nine months of fiscal 2004 were $73.3 million, an increase of $20.0 million, or 38%, from the $53.3 million reported for the corresponding quarter of fiscal 2003. Approximately $4.7 million, or 23%, of the increase was attributable to changes in currency exchange rates. The dollar value of orders increased 44% in the United States, 28% in Europe and 149% in Asia reflecting an improvement in the worldwide metal cutting machine tool market. Unit orders for the nine months of fiscal 2004 for our entry level VM product line increased 96% from the corresponding quarter of fiscal 2003 while unit orders for our VMX product line increased 24% and total unit orders increased 45%.

Gross margin for the first nine months of fiscal 2004 was 30.1%, an increase over the 27.4% margin realized in the corresponding 2003 period, due principally to increased machine sales volume and the favorable effect of stronger European currencies.

Selling, general and administrative expenses during the first nine months of 2004 increased approximately $2.0 million, or 15%, from the amount reported for the 2003 period, due primarily to currency translation effects, increased commissions to European selling agents associated with the increase in European sales and increased sales and marketing expenditures.

Variable option expense of $322,000 is related to certain stock options that were subject to variable plan accounting. The stock options subject to variable plan accounting have all been exercised and no additional variable option expense is expected.
The provision for income taxes is related to the earnings of two foreign subsidiaries. In the United States and certain other foreign jurisdictions, we have net operating loss carryforwards for which we have a 100% valuation reserve at July 31, 2004. The provision for income tax increased in fiscal 2004 because of increased earnings from our taxable foreign subsidiaries.

LIQUIDITY AND CAPITAL RESOURCES

At July 31, 2004, we had cash and cash equivalents of $6.6 million compared to $5.9 million at October 31, 2003. Cash generated from operations totaled $4.8 million for the first nine months of fiscal 2004, compared to cash used of $1.2 million in the prior year period.

Working capital, excluding short-term debt, was $24.7 million at July 31, 2004, slightly higher than the $22.9 million at October 31, 2003. Accounts receivable and inventory combined increase was $5.4 million during the first nine months of fiscal 2004 but was offset by a $7.3 million increase in accounts payable. The increase in inventory is due to a build up of finished product and an increase in work in process inventory to meet forecasted increase in demand. The increase in accounts payable was primarily due to increased manufacturing activity, accompanied by favorable payment terms from our suppliers in Taiwan. Additionally, a reduction of accrued expenses of $1.3 million resulted from a $1.2 million payment in the first fiscal quarter for the settlement of a foreign lease liability and the timing of payments for normal year-end accruals. As our sales increase in 2004, we expect our working capital requirements to increase accordingly.

Capital investments during the first half of fiscal 2004 consisted of normal expenditures for software development projects and purchases of equipment. We funded these expenditures with cash flow from operations.

Total debt at July 31, 2004 was $5.0 million, representing 12% of our total capitalization, compared to $9.2 million, or 24% of our total capitalization, at October 31, 2003. We were in compliance with all loan covenants and had unused credit availability of $12.2 million at July 31, 2004. We believe that cash flow from operations and borrowings available under our credit facilities are sufficient to meet our anticipated cash requirements for the balance of fiscal 2004.

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

CRITICAL ACCOUNTING POLICIES

Our accounting policies, which are described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2003, require our management to make significant estimates and assumptions using information available at the time the estimates are made. These estimates and assumptions significantly affect various reported amounts of assets, liabilities, revenues and expenses. If our future experience differs materially from these estimates and assumptions, our results of operations and financial condition could be affected. There were no material changes to our critical accounting policies during the third quarter of 2004.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

There have been no material changes from the information provided in our Annual Report on Form 10-K for the fiscal year ended October 31, 2003.

OFF BALANCE SHEET ARRANGEMENTS

From time to time, our German subsidiary guarantees third party lease financing residuals in connection with the sale of certain machines in Europe. At July 31, 2004 there were 28 third party guarantees totaling approximately $1.6 million. A retention of title clause allows this subsidiary to recover the machine if the customer defaults on its lease. We believe that the proceeds available from liquidation of the machine would cover any payments required under the guarantee.

Item 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Interest on our bank borrowings and economic development bond are affected by changes in prevailing U.S. and European interest rates. At July 31, 2004, outstanding borrowings under these credit facilities were $273,000. The remaining outstanding indebtedness of $4.7 million is at a fixed rate of interest.

Foreign Currency Exchange Risk

In the third quarter of fiscal 2004, approximately 70% of our sales and service fees were derived from foreign markets. All of our computerized machine tools and computer numerical control systems, as well as certain proprietary service parts, are sourced by our U.S.-based engineering and manufacturing division and re-invoiced to our foreign sales and service subsidiaries, primarily in their functional currencies.

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

Forward contracts for the sale or purchase of foreign currencies as of July 31, 2004 which are designated as cash flow hedges under SFAS No. 133 were as follows:

	Notional Amount	Weighted Avg.	Contract Amount at Forward Rates in U.S. Dollars
Forward Contracts	in Foreign Currency	Forward Rate	At Date of Contract	July 31, 2004	Maturity Dates
Sale Contracts:
Euro	18,100,000	1.1973	21,671,130	21,736,621	August 2004 - October 2005

Sterling	2,200,000	1.7309	3,807,980	3,935,187	August 2004 - October 2005
Purchase Contracts:
New Taiwan Dollar	120,000,000	32.71*	3,668,603	3,530,518	August 2004 - October 2004

* per U. S. Dollars

Forward contracts for the sale of foreign currencies as of July 31, 2004, which were entered into to protect against the effects of foreign currency fluctuations on receivables and payables denominated in foreign currencies were as follows:

	Notional Amount	Weighted Avg.	Contract Amount at Forward Rates in U.S. Dollars
Forward Contracts	in Foreign Currency	Forward Rate	At Date of Contract	July 31, 2004	Maturity Dates
Sale Contracts:
Euro	5,437,057	1.2139	6,600,043	6,529,910	August 2004 - September 2004

Singapore Dollar	4,581,991	1.7045*	2,688,173	2,668,742	August 2004 - January 2005

Sterling	698,901	1.8050	1,261,516	1,267,898	August 2004 - September 2004
Purchase Contracts:
New Taiwan Dollar	100,000,000	33.83*	2,955,956	2,942,076	August 2004 - September 2004

* per U.S. Dollars

Item 4.    CONTROLS AND PROCEDURES

We carried out an evaluation under the supervision and with participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2004 pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of the evaluation date.

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended July 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS

We are involved in various claims and lawsuits arising in the normal course of business. We believe it is remote that any of these claims will have a material adverse effect on our consolidated financial position or results of operations.

Item 5.    OTHER INFORMATION

None

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

Report furnished on May 19, 2004 under Item 12, Results of Operations and Financial Condition reporting that on May 19, 2004 the Company issued a press release containing earnings information for the quarter ended April 30, 2004. A copy of the press release was included as an exhibit.

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

September 9, 2004

