Form 10-K
period 2004-10-31
HURCO COMPANIES INC
filed 2005-01-21
CIK 315374

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required] for the fiscal year ended October 31, 2004 or
☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required] for the transition period from _________ to _________.

Commission File No. 0-9143

HURCO COMPANIES, INC.
(Exact name of registrant as specified in its charter)

Indiana	35-1150732
(State or other jurisdiction of	(I.R.S. Employer Identification Number)
incorporation or organization)

One Technology Way
Indianapolis, Indiana	46268
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code	(317) 293-5309

Securities registered pursuant to Section 12(b) of the Act:	None
Securities registered pursuant to Section 12(g) of the Act:	Common Stock, No Par Value
(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to the filing requirements for at least the past 90 days.Yes ☒ No☐

Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes☐No ☒

The aggregate market value of the Registrant's voting stock held by non-affiliates as of April 30, 2004 (the last day of our most recently completed second quarter) was $45,566,569.

The number of shares of the Registrant’s common stock outstanding as of January 3, 2005 was 6,129,067.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Registrant’s Proxy Statement for its 2005 Annual Meeting of Shareholders (Part III).

The number of pages included in this document is 61.

Disclosure Concerning Forward-looking Statements

Certain statements made in this annual report on form 10-K may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors include, among others, changes in general economic and business conditions that affect market demand for machine tools and related computer control systems, software products, and replacement parts, changes in manufacturing markets, adverse currency movements, innovations by competitors, performance of our contract manufacturers, governmental actions and initiatives, including import and export restrictions and tariffs, and developments in the relations among the U.S., China and Taiwan.

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

Our strategy is to design, develop, produce and sell to the global metalworking market a comprehensive line of computerized machine tools that incorporate our proprietary interactive computer control technology. This technology is designed to enhance the machine tool user's productivity through ease of operation and higher levels of machine performance (speed, accuracy and surface finish quality). We use an open system software architecture that permits our computer control systems and software to be used with standard PC hardware and have emphasized an operator friendly design that employs both interactive conversational and graphical programming software.

Products

Our core products consist of general purpose computerized machine tools for the metal cutting industry (principally vertical machining centers) into which our proprietary Ultimax® and/or MAX® software and computer control systems have been fully integrated. In September 2004, we introduced a product line of turning centers, or lathes, which are also powered by Hurco’s MAX® control. We also produce computer control systems and related software for press brake applications that are sold as retrofit control systems. In addition, we produce and distribute software options, control upgrades, hardware accessories and replacement parts related to our product lines and provide operator training and support services to our customers.

The following table sets forth the contribution of each of our product groups to our total sales and service fees during each of the past three fiscal years:

Net Sales and Service Fees by Product Category
	Year ended October 31,
	2004		2003		2002
Continuing Products and Services
Computerized Machine Tools	$83,663	84.0%	$60,977	80.7%	$52,056	73.9%
Computer Control Systems
and Software	3,604	3.6%	3,044	4.0%	3,194	4.5%
Service Parts	8,696	8.8%	7,616	10.1%	7,240	10.3%
Service Fees	3,609	3.6%	3,460	4.6%	3,240	4.6%
Total	$99,572	100%	$75,097	99.4%	$65,730	93.3%
Discontinued Products and Services	--	0%	435	0.6%	4,756	6.7%
Total	$99,572	100%	$75,532	100.0%	$70,486	100.0%

* Amounts shown do not include computer control systems sold as integrated components of computerized machine tools.

Computerized Machine Tools - Machining Centers

We design, manufacture and sell computerized machine tools equipped with a fully integrated interactive Ultimax® computer control system. Our Ultimax® twin screen "conversational" computer control system is sold solely as a fully integrated feature of our computerized machine tools. This computer control system enables a machine tool operator to create a complex two-dimensional machining program directly from a blue print or CAD geometry file. An operator with little or no programming experience can successfully create a program and begin the machining of a part in a short time with minimal special training. Since the initial introduction of the Ultimax® computer control system, we have added enhancements related to operator programming productivity, CAD compatibility, data processing throughput and motion control speed and accuracy. Our current Ultimax® 4 programming station features an operator console with a liquid crystal display screen and incorporates a personal computer (PC) platform that includes a Pentium* processor. This upgradeable computer control product offers enhanced performance with ready access to cost effective computing hardware and software. Our current line of Ultimax® metal cutting machine tools consists of the following three product lines:

VM Product Line

The VM product line consists of moderately priced vertical machining centers for the entry-level market. The VM line features an extraordinarily large work cube and small footprint that optimizes available floor space. The VM line consists of four models with x-axis travel of 26, 40 and 50 inches. The base price of VM machines ranges from $36,000 to $67,000.

VMX Product Line

The VMX product line consists of higher performing vertical machining centers and is our signature product line. The VMX line consists of five base models with x-axis travel of 24, 30, 42, 50 and 64 inches. The maximum spindle speed on these machines ranges from 8,000 to 15,000 rpm. The base price of VMX machines ranges from $60,000 to $135,000.

VTX/HTX Product Line

The VTX/HTX product line consists of our highest performing machining centers and is designed for 5-axis positioning work on complex, multisided parts. The VTX/HTX product line consists of three models, two vertical cutting machines and one horizontal cutting machine. The base price of the VTX/HTX machines ranges from $160,000 to $170,000.

Computerized Machine Tools - Turning Centers

In September 2004, we introduced a new line of turning centers (lathes) designated as our TM Series. The TM Series is powered by Hurco’s MAX® control and consists of three models with chuck sizes of 6, 8 and 10 inches. The TM Series is designed for job shops and contract manufacturers seeking efficient processing of small to medium lot sizes. The base price of the TM Series ranges from $40,000 to $60,000.

Computer Control Systems and Software

The following machine tool computer control systems and software products are sold directly to end-users and/or to original equipment manufacturers.

Autobend®

Autobend® computer control systems are applied to metal bending press brake machines that form parts from sheet metal and steel plate. They consist of a microprocessor-based computer control and back gauge (an automated gauging system that determines where the bend will be made). We have manufactured and sold the Autobend® product line since 1968. We currently market two models of our Autobend® computer control systems for press brake machines, in combination with six different back gauges, through distributors to end-users as retrofit units for installation on existing or new press brake machines, as well as to original equipment manufacturers and importers of such equipment.

•    CAM and Software Products

In addition to our standard computer control features, we offer software option products for two and three-dimensional programming. These products are sold to users of our computerized machine tools equipped with our Ultimax® and/or MAX® computer control systems. Our Advanced Velocity Control (AVC) and Adaptive Surface Finish (ASF), high performance machining software options enable a customer to increase machine throughput using higher cutting feed rates. The ASF software option facilitates optimized surface finishes on complex parts using faster high resolution part data transfers.

Other products in this line are WinMax®, a Windows*  Pentium is a registered trademark of Intel Corporation
** Windows is a registered trademark of Microsoft Corporation.
* based desktop programming system; DXF, a data file transfer software option; and UltiNet™, a networking software option. The DXF software option eliminates manual data entry of part features by transferring AutoCAD™ drawing files directly into an Ultimax® or MAX® computer control, or into our desktop programming software, substantially increasing operator productivity. UltiNet™ is a networking software option used by our customers to transfer part design and manufacturing information to computerized machine tools at high speeds and to network computerized machine tools within the customer's manufacturing facility.

We also offer conversational part and tool dimension probing options for Ultimax® and MAX® based machines. These options permit the computerized dimensional measurement of machined parts and the associated cutting tools. This “on-machine” technique significantly improves the throughput of the measurement process when compared to traditional “off-machine” approaches.

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

Marketing and Distribution

We sell our products through approximately 230 independent agents and distributors in approximately 50 countries throughout North America, Europe and Asia. We also have our own direct sales personnel in England, France, Germany, Italy, Singapore and China, which are among the world's principal machine tool consuming countries. During fiscal 2004, no distributor accounted for more than 5% of our sales and service fees. Approximately ---89% of the worldwide demand for computerized machine tools and computer control systems comes from outside the U.S. In fiscal 2004, approximately 69% of our revenues were from overseas customers and no single end-user of our products accounted for more than 5% of our total sales and service fees.

The end-users of our computerized machine tools are precision tool, die and mold manufacturers, independent metal parts manufacturers and specialized production applications or prototype shops within large manufacturing corporations. Industries served include aerospace, defense, medical equipment, energy, transportation and computer equipment.

Our computerized machine tool software options and accessories are sold primarily to end-users. We sell our Autobend® computer control systems to original equipment manufacturers of new machine tools who integrate them with their own products prior to the sale of those products to their own customers, to retrofitters of used machine tools who integrate them with those machines as part of the retrofitting operation and to end-users who have an installed base of machine tools, either with or without related computer control systems.

We believe that advances in industrial technology and the related demand for process improvements drive demand for our products.

Other factors affecting demand include:
•	the need to continuously improve productivity and shorten cycle time,
•	an aging machine tool installed base that will require replacement with more advanced and efficient technology created by shorter product life cycles,
•	the industrial development of emerging countries in Asia and Eastern Europe, and
•	the declining supply of skilled machinists.

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

Competition

We compete with many other companies in the United States and international markets. Several of our competitors are larger and have greater financial resources than we do. We strive to compete effectively by incorporating into our products unique, patented software and other proprietary features that offer enhanced productivity, greater technological capabilities and ease of use. We offer our products in a range of prices and capabilities to target a broad potential market. We also believe that our competitiveness is aided by our reputation for reliability and quality, our strong international sales and distribution organization and our extensive customer service organization.

In the United States and European metal cutting markets, major competitors include Haas Automation, Inc., Cincinnati Machine, Deckel, Maho Gildemeister Group (DMG), Bridgeport Machines, Ltd., Hardinge Inc. and Fadal Engineering along with a large number of foreign manufacturers, including Okuma Machinery Works Ltd., Mori Seiki Co., Ltd., Masak and Matsuura Machinery Corporation.

Manufacturing

Our manufacturing strategy is based on global sourcing of components and a network of contract suppliers and sub-contractors who manufacture our products in accordance with our proprietary design, quality standards and cost specifications. This has enabled us to lower our production costs, reduce our working capital per sales dollar and increase our worldwide manufacturing capacity without significant incremental investment in capital equipment or personnel.

Our computerized metal cutting machine tools are manufactured to our specifications primarily by our wholly owned subsidiary in Taiwan, Hurco Manufacturing Limited (HML), which we established in fiscal 2000. This subsidiary has increased our overall capacity and reduced or eliminated our dependence on other Taiwan contract manufacturers. In addition, we have a 24% ownership interest in a contract machine manufacturer in Taiwan that produces certain models included in our product line. Both of these manufacturers conduct final assembly operations and are supported by a network of sub-contract suppliers of components and sub-assemblies.

We have a contract manufacturing agreement for computer control systems with another Taiwan based company in which we have a 35% ownership interest. This company manufactures our Ultimax,® MAX® and Autobend® computer control systems to our specifications, and is engaged primarily in the sourcing of industry standard computer components and proprietary parts, as well as final assembly and test operations. We source one of the proprietary Ultimax® computer components, printed circuit boards (PCB), from a sole domestic supplier with whom we have had a long-term relationship.

We work closely with our wholly owned manufacturing subsidiary and our minority-owned affiliates to assure that their production capacity will be sufficient to meet the projected demand for our machine tool products. We continue to consider additional contract manufacturing resources that will increase our long-term capacity, and believe that, except for the sole-sourced PCB, alternative sources for standard and proprietary components are available. However, any prolonged interruption of operations or significant reduction in capacity or performance capability of any of our Taiwan-based manufacturers or the PCB supplier would have a material adverse effect on our operations.

Backlog

Backlog consists of firm orders received from customers and distributors but not yet shipped. Backlog was $12.8 million, $8.2 million and $5.3 million as of October 31, 2004, 2003, and 2002, respectively.

Intellectual Property

We consider certain features of our products to be proprietary. We own, directly or through a subsidiary, a number of patents that are significant to our business.

In 2002, Hurco acquired the assets of a small automation software company that included the following technology patents: Computer Assisted Manual Machining Technology (US Patent: 6,019,554), Rapid Touch - Digital Probe Routing Technology (US Patent: 6,052,628), and Tolerance Based Control Technology (US Patent: 6,242,880 B1). In 2004, Hurco was granted a new patent on Tolerance Based Probing Technology (US Patent: 6,754,550), based on an application made in 2001 by the automation software company above. Hurco intends to incorporate these technologies in our proprietary computer control system.

We also own patents for an object-oriented, open architecture methodology for computer control software. We also hold a non-exclusive license covering features of the automatic tool changer offered with certain of our computerized machining centers as well as a patent for a manual tool changing apparatus.

Research and Development

Research and development expenditures for new products and significant product improvements, included as period operating expenses, were $2.0 million, $1.8 million and $2.4 million in fiscal 2004, 2003, and 2002, respectively. In addition, we recorded expenditures of $1.3 million in 2004, $679,000 in 2003, and $534,000 in 2002 related to software development projects that were capitalized.

Employees

We had 250 employees at the end of fiscal 2004, none of which are covered by a collective-bargaining agreement or represented by a union. We have experienced no employee-generated work stoppages or disruptions and we consider our employee relations to be satisfactory.

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

Availability of Reports and Other Information

Our website is www.hurco.com. We make available on this website, free of charge, access to our annual, quarterly and current reports and other documents filed by us with the Securities and Exchange Commission as soon as reasonably practical after the filing date.  These reports can also be obtained at the SEC’s Public Reference Room at 450 Fifth Street, NW Washington, DC 20549.

Item 2.    PROPERTIES

The following table sets forth the location, size and principal use of each of our facilities:

Location	Square Footage		Principal Uses

Indianapolis, Indiana	165,000	(1)	Corporate headquarters, design and engineering, product testing, computer control assembly, sales, application engineering and customer service

Los Angeles, California	13,000		Warehouse, distribution, sales, application engineering and customer service

High Wycombe, England	12,000		Sales, application engineering and customer service

Paris, France	4,800		Sales, application engineering and customer service

Munich, Germany	22,850		Sales, application engineering and customer service

Milan, Italy	4,850		Sales, application engineering and customer service

Singapore	3,000		Sales, application engineering and customer service

Shanghai, China	3,000		Sales, application engineering and customer service

Taichung, Taiwan	83,700		Manufacturing

(1) Approximately 45,000 square feet is leased to a third-party under a lease which expires January 30, 2005. We have a letter of understanding from our tenant to extend the lease for five years and increase the leased space to approximately 50,000 square feet.

We own the Indianapolis facility and lease all other facilities. The leases have terms expiring at various dates ranging from February 2005 to November 2008. We believe that all of our facilities are well maintained and are adequate for our needs now and in the foreseeable future. We do not believe that we would experience any difficulty in replacing any of the present facilities if any of our leases were not renewed at expiration.

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

The following information sets forth as of December 31, 2004, the name of each executive officer, his or her age, tenure as an officer, principal occupation and business experience for the last five years:

Name	Age	Position(s) with the Company
Michael Doar	49	Chairman of the Board and Chief Executive Officer
James D. Fabris	53	President and Chief Operating Officer
Stephen J. Alesia	38	Vice President, Secretary, Treasurer and Chief Financial Officer
David E. Platts	52	Vice President, Technology
Sonja K. McClelland	33	Corporate Controller, Assistant Secretary

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

Stephen J. Alesia was elected Vice President, Secretary, Treasurer and Chief Financial Officer in November 2004. Previously, Mr. Alesia served as Corporate Controller from June 1996 to November 2004 and was elected an executive officer in September 1996. Prior to joining Hurco, Mr. Alesia was employed for seven years by an international public accounting firm.

David E. Platts has been employed by Hurco since 1982, and was elected Vice President, Technology in May 2000. Mr. Platts previously served as Vice President of Research and Development since 1989.

Sonja K. McClelland has been employed by Hurco since September 1996 and was elected Corporate Controller, Assistant Secretary in November 2004. Ms. McClelland served as Corporate Accounting Manager from September 1996 to 1999, then as Division Controller for Hurco USA from September 1999 to November 2004.

PART II

Item 5.    MARKET FOR THE REGISTRANT'S EQUITY AND RELATED
STOCKHOLDER MATTERS

Our common stock is traded on the Nasdaq National Market under the symbol "HURC". The following table sets forth the high and low sales prices of the shares of our common stock for the periods indicated, as reported by the Nasdaq National Market.

	2004		2003
Fiscal Quarter Ended:	High	Low	High	Low
January 31	$5.82	$2.52	$2.03	$1.30
April 30	10.70	4.25	1.67	1.40
July 31	14.40	7.83	3.15	1.52
October 31	17.37	6.68	2.74	2.10

We do not currently pay dividends on our common stock and intend to continue to retain earnings for working capital, capital expenditures and debt reduction.

There were approximately 254 holders of record of our common stock as of January 3, 2005.

During the period covered by this report, we did not sell any equity securities that were not registered under the Securities Act of 1933, as amended.

The disclosure under the caption “Equity Compensation Plan Information” is included in Item 12 of this report.

Item 6.    SELECTED FINANCIAL DATA

The Selected Financial Data presented below have been derived from our Consolidated Financial Statements for the years indicated and should be read in conjunction with the Consolidated Financial Statements and related notes set forth elsewhere herein.

	Year Ended October 31
	2004	2003	2002	2001	2000
Statement of Operations Data:	(In thousands, except per share amounts)
Sales and service fees (1)	$99,572	$75,532	$70,486	$92,267	$96,204
Gross profit (2)	30,298	20,822	15,246	23,262	25,377
Selling, general and administrative expenses	21,401	18,749	19,658	24,040	23,538
Restructuring expense (credit) and other expense, net	465	(124)	2,755	143	300
Operating income (loss)	8,432	2,197	(7,167)	(921)	1,539
Interest expense	468	658	634	790	939
License fee income and litigation settlement fees, net	--	--	163	723	5,365
Net income (loss)	6,269	462	(8,263)	(1,597)	5,035
Earnings (loss) per common share-diluted	1.04	0.08	(1.48)	(.28)	.84
Weighted average common shares outstanding-diluted	6,026	5,582	5,583	5,670	6,020

(1)	Sales and service fees for discontinued products were $0, $435, $4,756, $6,067, and $10,156, for the years ended 2004 through 2000, respectively.
(2)	Includes $1,083 of inventory write-down provision in fiscal 2002.

	As of October 31
	2004	2003	2002	2001	2000
Balance Sheet Data:	(Dollars in thousands)
Current assets	$56,472	$42,390	$41,535	$49,510	$49,195
Current liabilities	30,125	20,154	21,185	18,217	23,124
Working capital	26,347	22,236	20,350	31,293	26,071
Current ratio	1.9	2.1	2.0	2.7	2.1
Total assets	73,446	57,958	57,152	66,217	65,024
Non-current liabilities	4,866	9,063	7,950	12,532	3,009
Total debt	4,600	9,222	8,885	12,000	3,736
Shareholders’ equity	38,455	28,741	28,017	35,468	38,891

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

Our computerized metal cutting machine tools are manufactured in Taiwan to our specifications by our wholly owned subsidiary, Hurco Manufacturing Limited (HML), and an affiliate. We sell our products through approximately 230 independent agents and distributors in approximately 50 countries throughout North America, Europe and Asia. We also have our own direct sales and service organizations in England, France, Germany, Italy, Singapore and China.

The machine tool industry is highly cyclical and changes in demand can occur abruptly. Beginning in the third quarter of fiscal 1998 and continuing through the third quarter of fiscal 2003, we experienced a significant decline in global demand. For example, our customer orders during the first quarter of fiscal 2003 were at their lowest level in ten years. During the downturn, we took actions to discontinue the production and sale of underperforming products, refocused on our core product lines and significantly reduced our operating costs. We also introduced new product models in late fiscal 2002 and throughout 2003 and 2004. These new models, together with an increase in worldwide demand for machine tools that began in the fourth quarter of fiscal 2003, were largely responsible for the significant increase in our sales that began in the fourth quarter of fiscal 2003 and continued throughout fiscal 2004.

Approximately 89% of worldwide demand for machine tools comes from outside the United States. During fiscal 2003 and 2004, approximately 69% of our sales and service fees were attributable to customers located abroad. Our sales to foreign customers are denominated, and payments by those customers are made, in the prevailing currencies—primarily the Euro and Pound Sterling—in the countries in which those customers are located, and our product costs are incurred and paid primarily in the New Taiwan Dollar and U.S. Dollars. Changes in currency exchange rates can have a material effect on our operating results as reported under generally accepted accounting principles. For example, when a foreign currency increases in value relative to the U.S. Dollar, sales made (and expenses incurred) in that currency, when translated to U.S. Dollars for reporting in our financial statements, are higher than would be the case when that currency has a lower value relative to the U.S. Dollar. In our comparison of period-to-period results, we discuss not only the increases or decreases in those results as reported in our financial statements (which reflect translation to U.S. Dollars at prevailing exchange rates), but also the effect that changes in exchange rates had on those results.

Our high levels of foreign manufacturing and sales also subject us to cash flow risks due to fluctuating currency exchange rates. We seek to mitigate those risks through the use of various hedging instruments - principally foreign currency forward exchange contracts.

The volatility of demand for machine tools can significantly impact our working capital requirements and, therefore, our cash flow from operations and our operating profits. Because our products are manufactured in Taiwan, manufacturing and ocean transportation lead times require that we schedule machine tool production based on forecasts of customer orders for a future period of four or five months. We continually monitor order activity levels and adjust future production schedules to reflect changes in demand, but a significant unexpected decline in customer orders from forecasted levels can temporarily increase our finished goods inventories and our use of working capital.

Results of Operations

The following table presents, for the fiscal years indicated, selected items from the Consolidated Statements of Operations expressed as a percentage of worldwide sales and service fees and the year-to-year percentage changes in the dollar amounts of those items.

	Percentage of Revenues			Year-to-Year % Change
	2004	2003	2002	Increase (Decrease)
				04 vs. 03	03 vs. 02
Sales and service fees	100.0%	100.0%	100.0%	31.8%	7.2%
Gross profit	30.4%	27.6%	21.6%	45.5%	36.6%
Selling, general and Administrative expenses	21.5%	24.8%	27.9%	14.1%	(4.6%)
Restructuring expense and Other expenses, net	.05%	(0.2%)	3.9%	N/A	N/A
Operating income (loss)	8.50%	2.9%	(10.2%)	283.8%	N/A
Interest expense	.05%	0.9%	0.9%	(28.9%)	3.8%
Net income (loss)	6.30%	0.6%	(11.7%)	1256.9%	N/A

Fiscal 2004 Compared With Fiscal 2003

Net income for fiscal 2004 was $6.3 million, or $1.04 per share, compared to $462,000, or $.08 per share in the prior year. The improvement in net income was primarily due to a substantial increase in sales of our computerized machine tools, which was attributable to demand for our newer models introduced in 2003 and 2004, and improving market conditions, and also reflected the benefit of stronger European currencies in relation to the U.S. Dollar.

We introduced the VM product line in the fourth quarter of fiscal 2002 to improve our competitiveness in the entry-level machining center market. The VM product line has been successful in both the domestic and international markets. In the United States, we believe we have an approximate 15% market share in the entry-level machining center market. In fiscal 2004 and 2003, we shipped 522 and 310 VM units, respectively, worldwide, which resulted in approximately $18 million and $11 million, respectively, of incremental computerized machine tool sales.

Our operating results for fiscal 2004 were favorably impacted by further strengthening of foreign currencies, particularly the Euro, in relation to the U.S. Dollar, when translating foreign sales and service fees into U.S. Dollars for financial reporting purposes. As noted in the following table, approximately 61% of our net sales and service fees in fiscal 2004 were derived from European markets. The weighted average exchange rate between the U.S. Dollar and the Euro during fiscal 2004 was $1.2248, as compared to $1.0981 for fiscal 2003, an increase of 11.5%.

Net Sales and Service Fees by Geographic Region

The following tables set forth net sales and service fees by geographic region for the years ended October 31, 2004 and 2003 (in thousands):

	October 31,				Increase
	2004		2003		Amount	%
Americas	$32,423	32.5%	$24,313	32.2%	$8,110	33%
Europe	60,395	60.7%	48,277	63.9%	12,118	25%
Asia Pacific	6,754	6.8%	2,942	3.9%	3,812	130%
Total	$99,572	100.0%	$75,532	100.0%	$24,040	32%

Total sales and service fees on a worldwide basis were $99.6 million in fiscal 2004, compared to $75.5 million in the prior fiscal year, a $24.0 million, or 32%, increase. However, $6.4 million, or 27%, of the increase in total sales and service fees was due to changes in currency exchange rates.

In the Americas, sales and service fees increased $8.1 million, or 33%, due primarily to the continued growth of the VM product line. Shipments of VM units increased 61% in fiscal 2004 compared to fiscal 2003 while shipments of our higher priced VMX product line increased 29% during that same period. The increase in our sales and service fees in the United States reflects a 73% increase in unit orders for our vertical machining centers in fiscal 2004 compared to fiscal 2003. That percentage increase was substantially greater than the industry-wide increase of 46% for unit orders for vertical machining centers in the United States, as reported by The Association for Manufacturing Technology.

In Europe, our sales and service fees increased by $12.1 million, or 25%, as a result of increased unit sales and the favorable effect of stronger European currencies. Approximately $6.3 million, or 52%, of the increase in our sales and service fees was attributable to changes in currency exchange rates.

Sales and service fees in the Asia Pacific region were not significantly affected by currency rates, but did reflect improved activity in Asian markets.

Net Sales and Service Fees by Product Category

The following table sets forth net sales and service fees by product category for years ended October 31, 2004 and 2003 (in thousands):

	October 31,				Increase
	2004		2003		Amount	%

Computerized Machine Tools	$83,663	84.0%	$60,977	80.7%	$22,686	37%
Service Fees, Parts and Other	15,909	16.0%	14,555	19.3%	1,354	9%
Total	$99,572	100.0%	$75,532	100.0%	$24,040	32%

Hurco established new records for computerized machine tool sales and new order bookings in fiscal 2004. Sales of computerized machine tools totaled $83.7 million, an increase of $22.7 million, or 37%, of which $ 5.7 million was attributable to the favorable effects of currency translation. Unit shipments of computerized machine tools increased 35%, fueled by a 68% increase in shipments of products in the VM product line. The average net selling price per unit of computerized machine tool models was substantially unchanged in fiscal 2004 compared to fiscal 2003, notwith-standing the disproportionate increase in shipments of our lower-priced VM models, due primarily to the beneficial effects of currency translation. However, the average net selling price per unit, measured in local currencies, declined approximately 7.0% due primarily to the greater portion of those VM products in the total product mix.

New order bookings for fiscal 2004 totaled $103.5, an increase of $25.7 million, or 33%, as compared to $77.9 million recorded in fiscal 2003. Approximately $6.3 million, or 25% of the increase, was attributable to changes in currency exchange rates. The increase in constant U.S. dollars was attributable primarily to orders for the VM product line. Unit orders for the VM product line increased by 83% in fiscal 2004 compared to the prior year, while unit orders of the VMX product increased 18% during that same period. Backlog was $12.8 million at October 31, 2004 compared to $ 8.2 million at October 31, 2003.

Gross margin for fiscal 2004 was 30.4%, an increase over the 27.6% margin realized in the corresponding 2003 period, due principally to increased sales volume and the favorable effects of stronger European currencies.

Selling, general and administrative expenses for fiscal 2004 of $21.4 million increased $2.7 million, or 14.1%, from those of the corresponding 2003 period primarily due to currency translation effects, increased commissions to European selling agents associated with the increase in European sales and increased sales and marketing expenditures.

Operating income for fiscal 2004 totaled $8.4 million, or 8.5% of sales, compared to $2.2, or 2.9% of sales, in the prior year. Operating income in fiscal 2004 included a $465,000 one-time severance charge.

Variable option expense of $322,000 is related to certain stock options, which were subject to variable plan accounting as described in Note 8 to the Consolidated Financial Statements. These stock options have all been exercised so no additional variable option expense is expected.

Other income (expense), net in fiscal 2004 includes currency exchange losses on inter-company receivables and payables denominated in foreign currencies, net of gains or losses on related forward contracts, profits of subsidiaries accounted for using the equity method, and other non-operating income and expense items.

The provision for income taxes is related to the earnings of two foreign subsidiaries. In the United States and certain other foreign jurisdictions, we have net operating loss carryforwards for which we have a 100% valuation reserve at October 31, 2004 because the significant size of those carry forwards relative to our current rate of earnings creates uncertainty about the realization of the tax benefits in future years. The provision for income tax increased in fiscal 2004 solely because of increased earnings from our taxable foreign subsidiaries.

Fiscal 2003 Compared With Fiscal 2002

Net income for fiscal 2003 was $462,000, or $.08 per share, compared to a net loss of $8.3 million in the prior year. We attribute our return to profitability to incremental sales from a new, entry-level machine model (the VM1) introduced in late fiscal 2002, strengthening European currencies in relation to the U.S. Dollar and the implementation of restructuring and cost reduction actions during the eighteen-months period that began in April 2001. In addition, results for fiscal 2002 were disproportionately impacted by $3.8 million of restructuring expense.

We developed the VM1 to improve our competitiveness in the entry-level machining center market. The VM1 has been successful in both the domestic and international markets. In the United States, we obtained an approximate 20% market share in the entry-level machining center market as of October 2003. In fiscal 2003, we shipped 285 VM1 units worldwide, which resulted in approximately $11.0 million of incremental machine sales.

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

Net Sales and Service Fees by Geographic Region

The following tables set forth net sales by geographic region for the years ended October 31, 2003 and 2002 (in thousands):
	October 31,
	2003		2002
Americas	$24,313	32.2%	$24,148	34.3%
Europe	48,277	63.9%	44,509	63.1%
Asia Pacific	2,942	3.9%	1,829	2.6%
Total	$75,532	100.0%	$70,486	100.0%

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

Sales and service fees in the Asia Pacific region were not significantly affected by currency rates, but reflected improved activity in Asian markets.

In the fourth quarter of fiscal 2003, sales and service fees increased over those for each of the preceding three fiscal quarters, reflecting an improvement in worldwide computerized machine tool demand from the depressed levels of the prior three years.

Net Sales and Service Fees by Product Category

The following table sets forth net sales and service fees by product category for the fiscal years ended October 31, 2003 and 2002 (in thousands):

	October 31,
	2003		2002
Continuing Products and Services
Computerized Machine Tools	$60,977	80.7%	$52,056	73.9%
Computer Control Systems and Software	3,044	4.0%	3,194	4.5%
Service Parts	7,616	10.1%	7,240	10.3%
Service Fees	3,460	4.6%	3,240	4.6%
Total	$75,097	99.4%	$65,730	93.3%
Discontinued Products and Services*	435.6%		4,756	6.7%
Total	$75,532	100.0%	$70,486	100.0%

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

New order bookings for fiscal 2003 were $77.9 million, an increase of 16% from $67.0 million recorded in fiscal 2002. When measured at constant exchange rates, however, new order bookings increased $3.5 million, or 5%. New order bookings for continuing products and services increased $7.8 million, or 12%, when measured at constant exchange rates. The increase in orders for continuing products in constant U.S. Dollars was attributable to orders for the VM1 model, which more than offset the effect of weak order rates in the first nine months of fiscal 2003 related to the balance of the product line. New order bookings increased significantly in the fourth quarter of fiscal 2003 and were $13.9 million, $20.6 million, $18.9 million and $24.5 million for each of the four quarters in fiscal 2003.  Backlog was $8.2 million at October 31, 2003 compared to $5.3 million at October 31, 2002.
Gross margin increased in fiscal 2003 to 27.6% from 21.6% (which includes a $1.1 million restructuring charge) in fiscal 2002, due in part to strengthening European currencies as well as previously reported employee cost reductions and fewer sales of discontinued products, which were liquidated at discounted prices.

Selling, general and administrative (“SG&A”) expenses of $18.7 million for fiscal 2003 represented a decline of $900,000, or 5%, from the level of the corresponding 2002 period. When measured at constant exchange rates, the decrease in SG&A expenses was $2.1 million, or 11%. The decrease was a result of previously reported employee cost reductions, lower research and development expenses, and reduced sales and marketing expenditures, but it was offset, in part, by the effects of a weaker U.S. Dollar when translating expenses incurred outside the United States for financial reporting purposes.

Other expense, net includes $51,000 related to certain stock options that are subject to variable plan accounting as described in Note 8 to the Consolidated Financial Statements. Expense for this item in future periods will be directly impacted by changes in the price of our common stock until the options are exercised. Other expense, net in fiscal 2003 also includes currency exchange losses on inter-company receivables and payables denominated in foreign currencies, net of gains or losses on related forward contracts, and other non-operating income and expense items.

The provision for income taxes is related to the earnings of two foreign subsidiaries. In the United States and certain other foreign jurisdictions, we have net operating loss carryforwards for which we have a 100% valuation reserve at October 31, 2003. The provision for income tax increased in fiscal 2003 because of increased earnings from our taxable foreign subsidiaries.

Liquidity and Capital Resources

At October 31, 2004, we had cash and cash equivalents of $8.2 million (exclusive of $277,000 of restricted cash related to derivative instruments), compared to $5.3 million at October 31, 2003. Cash generated from operations totaled $6.8 million and $2.3 million at October 31, 2004 and 2003, respectively.

The continuing weakness of the U.S. dollar in relation to European currencies after October 31, 2004, will result in a temporary increase in restricted cash related to derivative instruments, pending the liquidation of forward contracts in the normal course during fiscal 2005. Anticipated cash losses on these forward contracts will be funded by the increased U.S. dollar value of the related inter-company sales which are being hedged and, as a result, we do not expect cash flow from operations to be adversely affected.

Working capital, excluding short-term debt, was $26.7 million at October 31, 2004 compared to $22.9 million at October 31, 2003. An $8.9 million increase in the aggregate amount of accounts receivable and inventory during fiscal 2004 was offset by an $8.6 million increase in accounts payable. The increase in inventory was due to a build up of finished product and an increase in work in process inventory to meet a forecasted increase in demand. The increase in accounts payable was primarily due to increased manufacturing activity, accompanied by favorable payment terms from our suppliers in Taiwan. We expect our operating working capital requirements to increase in fiscal 2005 as our sales and service fees increase. We expect to fund any such increase with cash flow from operations and borrowings under our bank credit facilities.

Capital investments during the year consisted of normal expenditures for software development projects and purchases of equipment. We funded these expenditures with cash flow from operations.

Effective October 26, 2004, we amended our domestic bank credit agreement to extend the maturity date to January 31, 2008 and convert it to an unsecured facility except for a continuation of the pledge of stock of two subsidiaries. Borrowings may be made in U.S. Dollars, Euros or Pounds Sterling. Interest on all outstanding borrowings is payable at LIBOR for the respective currency plus an applicable margin, or, at our option, the bank’s prime rate plus a specified margin based on the ratio of our Total Funded Debt (as defined) to EBITDA (earnings before interest, taxes, depreciation and amortization) as follows:

Ratio of Total Funded Debt/EBITDA	LIBOR Margin	Prime Margin
Greater than 3.0	2.75%	0%
Greater than 2.5 and less than or equal to 3.0	2.0%	(.25%)
Greater than 2.0 and less than or equal to 2.5	1.5%	(.50%)
Less than or equal to 2.0	1.0%	(.75%)

The ratio of our Total Funded Debt to EBITDA at October 31, 2004 was 0.50. The applicable margin is adjusted on the first day of the month following the month after each quarter end. The availability under the facility is not limited by a borrowing base, unless the ratio exceeds 3.0.

The agreement requires that Maximum Consolidated Total Indebtedness to Consolidated Total Capitalization, as defined in the agreement, not exceed 0.275 to 1.0 and that our fixed charge coverage ratio not be less than 1.25 to 1.0. The agreement also requires that we have positive net income for the four previous quarters.

The terms and conditions of the October 26, 2004 amendment also apply to our revolving credit and overdraft facility for our U.K. subsidiary

On January 19, 2005, we reduced our credit facility with a European bank from €3.0 million to €1.5 million and extended the expiration date to December 31, 2005. Interest on the facility is payable at 1.5% above EURIBOR. Although the facility is uncollateralized, the bank reserves the right to require collateral in the event of increased risk evaluation. Borrowings outstanding under this facility at October 31, 2004 were $0.

Total debt at October 31, 2004 was $4.6 million representing 11% of total capitalization, which aggregated $43.1 million, compared to $9.2 million, or 24% of total capitalization, at October 31, 2003. We were in compliance with all loan covenants and had unused credit availability of $13.3 million at October 31, 2004. We believe that cash flow from operations and borrowings available to us under our credit facilities will be sufficient to meet our anticipated cash requirements in fiscal 2005.

Contractual Obligations and Commitments

The following is a table of contractual obligations and commitments as of October 31, 2004 (all amounts in thousands):
Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-Term Debt	$4,600	$317	$554	$3,729	$--
Operating Leases	3,829	1,175	2,093	368	193
Deferred Credits and Other	583	--	--	--	583
Total	$9,012	$1,492	$2,647	$4,097	$776

In addition to the contractual obligations and commitments disclosed above, we also have a variety of other obligations for the procurement of materials and services, none of which subject us to any material non-cancelable commitments. While some of these obligations arise under long-term supply agreements, we are not committed under these agreements to accept or pay for requirements that are not needed to meet our production needs. We have no material minimum purchase commitments or “take-or-pay” type agreements or arrangements.

With respect to capital expenditures, we expect capital spending in fiscal 2005, exclusive of capitalized software development costs, to approximate $2.3 million, which includes discretionary items.

Off Balance Sheet Arrangements

From time to time, our European subsidiaries guarantee third party lease financing residuals in connection with the sale of certain machines in Europe. At October 31, 2004, we had outstanding 28 third party guarantees totaling approximately $1.7 million. A retention of title clause allows our European subsidiaries to repossess a machine that is the subject of a lease guarantee if the customer defaults on its lease. We believe that the proceeds obtained from liquidation of the machine would cover any payments required by the guarantee.

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

Revenue Recognition - We recognize revenue from sales of our machine tool systems upon delivery of the product to the customer, which is normally at the time of shipment, because ownership and risk of loss passes to the customer at that time and payment terms are fixed. In certain foreign locations, we retain title after shipment under a “retention of title” clause solely to protect collectibility. Revenue recognition at the time of shipment is appropriate in this instance so long as all risks of ownership have passed to the buyer. Our computerized machine tools are general-purpose computer controlled machine tools that are typically used in stand-alone operations. Transfer of ownership and risk of loss are not contingent upon contractual customer acceptance. Prior to shipment, we test each machine to ensure the machine’s compliance with standard operating specifications as listed in our sales literature.

Depending upon geographic location, after shipment a machine may be installed at the customer’s facilities by a distributor, independent contractor or Hurco service technician. In most instances where a machine is sold through a distributor, Hurco has no installation involvement. If sales are direct or through sales agents, Hurco will typically complete the machine installation, which consists of the reassembly of certain parts that were removed for shipping and the re-testing of the machine to ensure that it is performing within the standard specifications. We consider the machine installation process inconsequential and perfunctory.

Service fees from maintenance contracts are deferred and recognized in earnings on a pro rata basis over the term of the contract. Sales related to software products are recognized when shipped in conformity with American Institute of Certified Public Accountants’ Statement of Position 97-2 Software Revenue Recognition.

Inventories - We determine at each balance sheet date how much, if any, of our inventory may ultimately prove to be unsaleable or unsaleable at its carrying cost. Reserves are established to effectively adjust the carrying value of such inventory to net realizable value. To determine the appropriate level of valuation reserves, we evaluate current stock levels in relation to historical and expected patterns of demand for all of our products. Management evaluates the need for changes to valuation reserves based on market conditions, competitive offerings and other factors on a regular basis.

Deferred Tax Asset Valuation - As of October 31, 2004, we have deferred tax assets of $5.5 million for which we have recorded a full valuation allowance, which has reduced the net deferred tax asset on our balance sheet to zero. These deferred tax assets relate primarily to net operating loss carryforwards in the United States and certain foreign jurisdictions, as well as federal business tax credits carried forward in the United States. The benefit of some of these carryforwards expire at certain dates and utilization of certain others is limited to specific amounts each year. Realization of those benefits is entirely dependent upon generating sufficient future taxable earnings in the specific tax jurisdictions before the carryforwards expire. Due to the substantial size of the carryforwards there is uncertainty whether these tax benefits can be utilized before they expire. Therefore, we have established a full valuation allowance. The need for this allowance is reviewed periodically, and if reduced in future periods, the associated tax benefits will be recorded in future operations as a reduction of income tax expense.

Capitalized Software Development Costs - Costs incurred to develop new computer software products and significant enhancements to software features of existing products are capitalized as required by SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed”, and amortized over the estimated product life of the related software. The determination as to when in the product development cycle technological feasibility has been established, and the expected product life, require judgments and estimates by management and can be affected by technological developments, innovations by competitors and changes in market conditions affecting demand. We capitalized $1,290,000 in fiscal 2004, $679,000 in fiscal 2003, and $534,000 in fiscal 2002 related to software development projects. Also in fiscal 2002, we wrote off $1.0 million of previously capitalized costs related to a discontinued product line. At October 31, 2004 we have an asset of $2.9 million for capitalized software development projects, a significant portion of which relates to projects currently in process and subject to development risk and market acceptance. We periodically review the carrying values of these assets and make judgments as to ultimate realization considering the above mentioned risk factors.

Derivative Financial Instruments - Critical aspects of our accounting policy for derivative financial instruments include conditions that require that critical terms of a hedging instrument are essentially the same as a hedged forecasted transaction. Another important element of the policy demands that formal documentation be maintained as required by the Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Failure to comply with these conditions would result in a requirement to recognize changes in market value of hedge instruments in earnings. We routinely monitor significant estimates, assumptions, and judgments associated with derivative instruments, and compliance with formal documentation requirements.

Stock Compensation - We apply the provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” in accounting for stock-based compensation; therefore, no compensation expense has been recognized for stock options, except for certain shares subject to variable plan accounting, as options are granted at fair market value. Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” provides an alternative method of accounting for stock options based on an option-pricing model, such as Black-Scholes. We have adopted the disclosure requirements of SFAS No. 123. Information and assumptions regarding compensation expense under the alternative method is provided in Note 8 to the Consolidated Financial Statements.

Item 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Interest Rate Risk

Our earnings are affected by changes in interest expense on our outstanding debt, all of which is subject to floating rates based either on LIBOR or the lending bank’s prime rate. If market interest rates on our outstanding variable rate borrowings were to have increased by one percentage point (1%) (or 100 basis points) over the actual rates paid in that year, interest expense would have increased by approximately $25,000 in fiscal 2004 and $62,000 in fiscal 2003. This sensitivity analysis assumes no changes in other factors affecting our financial statements that might result from changes in the economic environment that impact interest rates. Note 4 of the Consolidated Financial Statements sets forth the interest rates related to our current credit facilities. At October 31, 2004, outstanding borrowings under our bank credit facilities were $147,000 and our total indebtedness was $4.6 million.

Foreign Currency Exchange Risk

In fiscal 2004, approximately 69% of our sales and service fees, including export sales, were derived from foreign markets. All of our computerized machine tools and computer control systems, as well as certain proprietary service parts, are sourced by our U.S.-based engineering and manufacturing division and re-invoiced to our foreign sales and service subsidiaries, primarily in their functional currencies.

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

We enter into foreign currency forward exchange contracts from time to time to hedge the cash flow risk related to forecast inter-company sales and forecast inter-company and third party purchases denominated in, or based on, foreign currencies (primarily the Euro, Pound Sterling and New Taiwan Dollar). We also enter into foreign currency forward exchange contracts to protect against the effects of foreign currency fluctuations on receivables and payables denominated in foreign currencies. We do not speculate in the financial markets and, therefore, do not enter into these contracts for trading purposes.

Forward contracts for the sale or purchase of foreign currencies as of October 31, 2004 which are designated as cash flow hedges under SFAS No. 133 were as follows:

	Notional Amount	Weighted Avg.	Contract Amount at Forward Rates in U.S. Dollars
Forward Contracts	in Foreign Currency	Forward Rate	Contract Date	October 31, 2004	Maturity Dates
Sale Contracts:
Euro	16,050,000	$1.2173	19,537,665	20,536,500	Nov 2004-Oct 2005
Sterling	1,900,000	$1.7554	3,335,260	3,446,225	Nov 2004-Oct 2005
Purchase Contracts:
New Taiwan Dollar	770,000,000	33.51*	22,978,215	23,027,513	Nov 2004-Sept 2005
* NT Dollars per U.S. Dollars

Forward contracts for the sale of foreign currencies as of October 31, 2004 which were entered into to protect against the effects of foreign currency fluctuations on receivables and payables denominated in foreign currencies were as follows:

			Contract Amount at Forward Rates in U.S. Dollars
Forward Contracts	Notional Amount in Foreign Currency	Weighted Avg. Forward Rate	Contract Date	October 31, 2004	Maturity Dates
Sale Contracts:
Euro	4,386,418	$1.2526	5,494,427	5,610,623	Nov 2004-Dec 2004
Singapore Dollar	6,157,046	$.5926	3,648,665	3,711,988	Nov 2004-Apr 2005
Sterling	54,404	$1.7934	97,568	99,706	Nov 2004-Dec 2004
Purchase Contracts:
New Taiwan Dollar	105,000,000	33.60*	3,125,000	3,139,984	Nov 2004-Dec 2004
* NT Dollars per U.S. Dollars

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  Report of Independent Registered Public Accounting Firm

To the Shareholders and
Board of Directors
of Hurco Companies, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Hurco Companies, Inc. and its subsidiaries at October 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index appearing under Item 15(a) (2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Indianapolis, Indiana
December 23, 2004

HURCO COMPANIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended October 31
	2004	2003	2002
	(Dollars in thousands, except per share amounts)
Sales and service fees	$99,572	$75,532	$70,486
Cost of sales and service	69,274	54,710	54,157
Cost of sales - restructuring	--	--	1,083
Gross profit	30,298	20,822	15,246
Selling, general and administrative expenses	21,401	18,749	19,658
Restructuring expense (credit) and other expense, net (Note 15)	465	(124)	2,755
Operating income (loss)	8,432	2,197	(7,167)
Interest expense	468	658	634
Variable options expense	322	51	--
Earnings from equity investments	387	202	25
Other income (expense), net	(461)	(270)	102
Income (loss) before income taxes	7,568	1,420	(7,674)
Provision for income taxes (Note 6)	1,299	958	589
Net income (loss)	$6,269	$462	$(8,263)

Earnings (loss) per common share - basic	$1.08	$0.08	$(1.48)
Weighted average common shares outstanding - basic	5,784	5,582	5,583
Earnings (loss) per common share - diluted	$1.04	$0.08	$(1.48)
Weighted average common shares outstanding - diluted	6,026	5,582	5,583

The accompanying notes are an integral part of the Consolidated Financial Statements.

HURCO COMPANIES, INC.
CONSOLIDATED BALANCE SHEETS

ASSETS
	As of October 31
	2004	2003
Current assets:	(Dollars in thousands, expect per share amounts)
Cash and cash equivalents	$8,249	$5,289
Cash - restricted	277	622
Accounts receivable, less allowance for doubtful accounts of $723 in 2004 and $630 in 2003	17,337	12,823
Inventories	28,937	22,247
Other	1,672	1,409
Total current assets	56,472	42,390

Property and equipment:
Land	761	761
Building	7,205	7,239
Machinery and equipment	12,106	11,731
Leasehold improvements	676	544
	20,748	20,275
Less accumulated depreciation and amortization	(12,512)	(11,893)
	8,236	8,382
Software development costs, less accumulated amortization	2,920	1,922
Investments and other assets	5,818	5,264
	$73,446	$57,958

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$15,737	$8,184
Accounts payable-related parties	2,624	1,277
Accrued expenses and other	9,697	9,032
Accrued warranty expenses	1,750	1,016
Current portion of long-term debt	317	645
Total current liabilities	30,125	20,154

Non-current liabilities:
Long-term debt	4,283	8,577
Deferred credits and other	583	486
	4,866	9,063
Commitments and contingencies (Notes 10 and 11)
Shareholders' equity:
Preferred stock: no par value per share, 1,000,000 shares authorized, no shares issued	--	--
Common stock: no par value, $.10 stated value per share, 12,500,000 shares authorized, 6,019,594 and 5,575,987 shares issued and outstanding in 2004 and 2003, respectively	602	557
Additional paid-in capital	46,778	44,695
Accumulated deficit	(3,442)	(9,711)
Accumulated other comprehensive income (loss)	(5,483)	(6,800)
Total shareholders’ equity	38,455	28,741
	$73,446	$57,958

The accompanying notes are an integral part of the Consolidated Financial Statements.

HURCO COMPANIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended October 31
	2004	2003	2002
Cash flows from operating activities:	(Dollars in thousands)
Net income (loss)	$6,269	$462	$(8,263)
Adjustments to reconcile net income (loss) to Net cash provided by (used for) operating activities:
Provision for doubtful accounts	286	421	133
Equity in income of affiliates	(387)	(202)	(25)
Depreciation and amortization	1,223	1,429	1,929
Restructuring and other charges	465	--	2,250
Change in assets/liabilities
(Increase) decrease in accounts receivable	(3,992)	1,348	1,615
(Increase) decrease in inventories	(4,947)	1,465	7,720
Increase (decrease) in accounts payable	8,623	(687)	(141)
Increase (decrease) in accrued expenses	(197)	(1,760)	1,228
Other	(537)	(200)	(245)
Net cash provided by operating activities	6,806	2,276	6,201

Cash flows from investing activities:
Proceeds from sale of property and equipment	26	14	154
Purchase of property and equipment	(762)	(536)	(1,184)
Software development costs	(1,290)	(679)	(534)
Purchase of intellectual property	--	--	(500)
Change in restricted cash	345	(622)	--
Other proceeds (investments)	(53)	(25)	1,037
Net cash used for investing activities	(1,734)	(1,848)	(1,027)

Cash flows from financing activities:
Advances on bank credit facilities	20,468	55,731	28,369
Repayments on bank credit facilities	(24,520)	(54,418)	(37,251)
Repayments of term debt	(538)	(1,211)	(200)
Proceeds from first mortgage	--	--	4,500
Repayment of first mortgage	(108)	(108)	(39)
Proceeds from exercise of common stock options	2,128	--	4
Purchase of common stock	--	(23)	--
Net cash used for financing activities	(2,570)	(29)	(4,617)

Effect of exchange rate changes on cash	458	532	278
Net increase in cash	2,960	931	835

Cash and cash equivalents at beginning of year	5,289	4,358	3,523

Cash and cash equivalents at end of year	$8,249	$5,289	$4,358

Supplemental disclosures:
Cash paid for:
Interest	$439	$595	$519
Income taxes	$286	$468	$442

Supplemental schedule of noncash investing and financial activities:

In fiscal 2002, we purchased patented technology for $1.85 million. In connection therewith we issued a secured promissory note for $1.35 million.
Fair value of asset acquired		$1,850
Cash paid		500
Promissory note issued		$1,350
The accompanying notes are an integral part of the Consolidated Financial Statements.

*

HURCO COMPANIES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

	Common Stock		Additional		Accumulated Other Comprehensive
	Shares Issued & Outstanding	Amount	Paid-In Capital	Accumulated Deficit	Income (Loss)	Total
			(Dollars in thousands)
Balances, October 31, 2001	5,580,658	$558	$44,714	$(1,910)	$(7,894)	$35,468

Net income (loss)	--	--	--	(8,263)	--	(8,263)

Translation of foreign currency financial statements	--	--	--	--	981	981

Unrealized loss of derivative instruments	--	--	--	--	(172)	(172)
Comprehensive loss						(7,454)

Exercise of common stock options	2,500	--	3	--	--	3

Balances, October 31, 2002	5,583,158	$558	$44,717	$(10,173)	$(7,085)	$28,017

Net income (loss)	--	--	--	462	--	462

Translation of foreign currency financial statements	--	--	--	--	1,454	1,454

Unrealized loss of derivative instruments	--	--	--	--	(1,169)	(1,169)
Comprehensive income						747

Repurchase of common stock	(7,171)	(1)	(22)	--	--	(23)

Balances, October 31, 2003	5,575,987	$557	$44,695	$(9,711)	$(6,800)	$28,741

Net income (loss)	--	--	--	6,269	--	6,269

Translation of foreign currency financial statements	--	--	--	--	1,227	1,227

Unrealized gain of derivative instruments	--	--	--	--	90	90
Comprehensive income						7,586

Exercise of common stock options	443,607	45	2,083	--	--	2,128
Repurchase of common stock	--	--	--	--	--	0

Balances, October 31, 2004	6,019,594	$602	$46,778	$(3,442)	$(5,483)	$38,455

The accompanying notes are an integral part of the Consolidated Financial Statements.

HURCO COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation. The consolidated financial statements include the accounts of Hurco Companies, Inc. (an Indiana corporation) and our wholly owned and controlled subsidiaries. We have a 35% and 24% ownership interest in two affiliates accounted for using the equity method. Our combined investments in affiliates are approximately $2.3 million and are included in Investments and Other Assets on the accompanying Consolidated Balance Sheets. Intercompany accounts and transactions have been eliminated.

Statements of Cash Flows. We consider all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. Cash flows from hedges are classified consistent with the items being hedged.

Restricted Cash. Restricted cash results from hedging arrangements that require cash to be on deposit with an institution based on open positions.

Translation of Foreign Currencies. All balance sheet accounts of non-U.S. subsidiaries are translated at the exchange rate as of the end of the year. Income and expenses are translated at the average exchange rates during the year. Cumulative foreign currency translation adjustments of $3.8 million are included in Accumulated Other Comprehensive Income in shareholders' equity. Foreign currency transaction gains and losses are recorded as income or expense as incurred.

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

At October 31, 2004, we had $1,726,000 of losses related to cash flow hedges deferred in Accumulated Other Comprehensive Income. Of this amount, $1,061,000 represents unrealized losses related to future cash flow hedge instruments that remain subject to currency fluctuation risk. These deferred losses will be recorded as an adjustment to Cost of Sales in the periods through October 31, 2005, in which the sale of the related hedged item is recognized, as described above. At October 31, 2003, we had $1,814,000 of losses related to cash flow hedges deferred in Accumulated Other Comprehensive Income. Net losses on cash flow hedge contracts which we reclassified from Other Comprehensive Income to Cost of Sales in the years ended October 31, 2004, 2003 and 2002 were $2,754,000, $1,430,000, and $617,000, respectively.

HURCO COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

We also enter into foreign currency forward exchange contracts to protect against the effects of foreign currency fluctuations on receivables and payables denominated in foreign currencies. These derivative instruments are not designated as hedges under SFAS 133, “Accounting Standards for Derivative Instruments and Hedging Activities” (SFAS 133), and, as a result, changes in fair value are reported currently as Other Expense, Net in the Consolidated Statement of Operations consistent with the transaction gain or loss on the related foreign denominated receivable or payable. Such net transaction losses were $246,000, $154,000, and $209,000 for the years ended October 31, 2004, 2003 and 2002, respectively.

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

Total depreciation expense for the years ended October 31, 2004, 2003 and 2002 was $932,000, $1.0 million, and $1.1 million, respectively. Any impairment would be recognized based on an assessment of future operations (including cash flows) to insure that assets are appropriately valued.

Revenue Recognition. We recognize product revenue upon delivery to the customer, which is normally at the time of shipment because ownership and risk of loss passes to the customer at that time and payment terms are fixed. In certain foreign locations, title is retained by Hurco under a “retention of title” clause solely to protect collectibility. Revenue recognition is appropriate in this instance so long as all risks of ownership have passed to the buyer. Our computerized machine tools are general-purpose computer controlled machine tools that are typically used in stand-alone operations. Transfer of ownership and risk of loss are not contingent upon contractual customer acceptance. Prior to shipment, we test each machine to ensure the machine’s compliance with standard operating specifications as listed in our sales literature.

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

Service fees from maintenance contracts are deferred and recognized in earnings on a pro rata basis over the term of the agreement. Sales related to software products are recognized when shipped in conformity with American Institute of Certified Public Accountants’ Statement of Position 97-2 Software Revenue Recognition.

HURCO COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Product Warranty. Expected future product warranty expense is recorded when the product is sold.

Research and Development Costs. The costs associated with research and development programs for new products and significant product improvements are expensed as incurred and are included in Selling, General and Administrative expenses. Research and development expenses totaled $2.0 million, $1.8 million, and $2.4 million, in fiscal 2004, 2003, and 2002, respectively.

Costs incurred to develop computer software products and significant enhancements to software features of existing products to be sold or otherwise marketed are capitalized, after technological feasibility is established. Software development costs are amortized to Cost of Sales on a straight-line basis over the estimated product life of the related software, which ranges from three to five years. We capitalized $1,290,000 in 2004, $679,000 in 2003, and $534,000 in 2002 related to software development projects. Amortization expense was $291,000, $361,000,and $719,000, for the years ended October 31, 2004, 2003, and 2002, respectively. Accumulated amortization at October 31, 2004 and 2003 was $2.3 million and $8.8 million, respectively. Any impairment of the carrying value of the capitalized software development costs could be recognized based on an assessment of future operations (including cash flows) to insure that assets are appropriately valued.

Estimated amortization expense for the existing amortizable intangible assets for the years ended October 31, is as follows:
Fiscal Year	Amortization Expense
2005	$ 393
2006	587
2007	587
2008	587
2009	587

Earnings Per Share. Basic and diluted earnings per common share are based on the weighted average number of our shares of common stock outstanding. Diluted earnings per common share give effect to outstanding stock options using the treasury method. The impact of stock options for the years ended October 31, 2004 and 2003 was $242,000 and zero, respectively. The impact for the year ended October 31, 2002 was excluded from the computation of diluted earnings per share because their effect would be anti-dilutive.

Income Taxes. We record income taxes under SFAS 109 “Accounting for Income Taxes”. SFAS 109 utilizes the liability method for computing deferred income taxes. It also requires that the benefit of certain loss carryforwards be recorded as an asset and that a valuation allowance be established against the asset when it is “more likely than not” the benefit will not be realized

Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications. Certain reclassifications have been made to prior years’ financial statements to conform to the presentation used in fiscal 2004.

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

Manufacturing Risk. Our computerized machine tools and integrated computer controls are manufactured primarily in Taiwan by our wholly-owned subsidiary and our affiliated contract manufacturers. We also source one of the proprietary Ultimax® computer components from a sole domestic supplier. Any interruption from these sources would restrict the availability of our computerized machine tool systems and would adversely affect operating results.

3.    INVENTORIES

Inventories as of October 31, 2004 and 2003 are summarized below (in thousands):

	2004	2003
Purchased parts and sub assemblies	$4,714	$3,452
Work-in-process	5,148	2,029
Finished goods	19,075	16,766
	$28,937	$22,247

HURCO COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

4.    DEBT AGREEMENTS

Long-term debt as of October 31, 2004 and 2003, consisted of (in thousands):

	2004	2003
Domestic bank revolving credit facility	$--	$2,850
European bank credit facility	147	1,274
First Mortgage	4,253	4,360
Installment Promissory Note	--	338
Economic Development Revenue Bonds, Series 1990	200	400
	4,600	9,222

Less current portion	317	645
	$4,283	$8,577

As of October 31, 2004, long-term debt was payable as follows (in thousands):

Fiscal 2005	$317
Fiscal 2006	126
Fiscal 2007	283
Fiscal 2008	145
Fiscal 2009	3,729
Thereafter	--
	$4,600

As of October 31, 2004 and 2003, we had $196,000 and $0, respectively, of outstanding letters of credit issued to non-U.S. suppliers for inventory purchase commitments. As of October 31, 2004, we had unutilized credit facilities of $13.3 million available for either direct borrowings or commercial letters of credit. We were in compliance with all loan covenants at October 31, 2004.

Domestic Bank Credit Facility. Interest on the domestic bank credit facility was payable at rates ranging from 3.25% to 4.0% at October 31, 2004 and from 5.12% to 6.25% at October 31, 2003.

Effective October 26, 2004, we amended our domestic bank credit agreement to extend the maturity date to January 31, 2008 and convert it to an unsecured facility except for a continuation of the pledge of stock of two subsidiaries. Borrowings may be made in U.S. Dollars, Euros or Pounds Sterling. Interest on all outstanding borrowings is payable at LIBOR for the respective currency plus an applicable margin, or, at our option, the bank’s prime rate plus a specified margin based on the ratio of our Total Funded Debt to EBITDA (earnings before interest, taxes, depreciation and amortization) ratio, as follows:

Ratio of Total Funded Debt/EBITDA ratio	LIBOR Margin	Prime Margin
Greater than 3.0	2.75%	0%
Greater than 2.5 and less than or equal to 3.0	2.0%	(.25%)
Greater than 2.0 and less than or equal to 2.5	1.5%	(.50%)
Less than or equal to 2.0	1.0%	(.75%)

The ratio of our Total Funded Debt to EBITDA at October 31, 2004 was 0.50. The applicable margin is adjusted on the first day of the month following the month after each quarter end. The availability under the facility is not limited by a borrowing base, unless the ratio exceeds 3.0.

HURCO COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The agreement requires that Maximum Consolidated Total Indebtedness to Consolidated Total Capitalization, as defined in the agreement, not exceed 0.275 to 1.0 and our fixed charge coverage ratio not be less than 1.25 to 1.0. The agreement also requires that we have positive net income for the four previous quarters.

Promissory Note. On October 24, 2002, we issued a secured promissory note for $1,350,000 to the seller of patented technology that we purchased. The final installment on the note was paid in December 2003.

First Mortgage. On April 30, 2002, we obtained a $4.5 million first mortgage loan on our Indianapolis corporate headquarters. The loan bears interest at a rate of 7⅜% and matures in April 2009. We are required to make principal payments over the seven-year term of the loan, based on a twenty-year amortization schedule. The proceeds from the first mortgage loan, together with other available cash, were used to repay bank debt.

European Bank Credit Facilities. The terms and conditions of the October 26, 2004 amendment also apply to our revolving credit and overdraft facility for our U.K. subsidiary

On January 19, 2005, we reduced our credit facility with a European bank from €3.0 million to €1.5 million and extended the expiration date to December 31, 2005. Interest on the facility is payable at 1.5% above EURIBOR. Although the facility is uncollateralized, the bank reserves the right to require collateral in the event of increased risk evaluation. Borrowings outstanding under this facility at October 31, 2004 were $0.

Economic Development Revenue Bonds. The Economic Development Revenue Bonds are payable in one remaining installment due on September 1, 2005 and are secured by a letter of credit issued by our domestic bank. Interest rates on the bonds adjust weekly and, as of October 31, 2004 and 2003, interest was accruing at a rate of 1.37% and 1.12%, respectively.

Total debt at October 31, 2004 was $4.6 million representing 11% of total capitalization, which aggregated $43.1 million, compared to $9.2 million, or 26% of total capitalization, at October 31, 2003. We were in compliance with all loan covenants and had unused credit availability of $13.3 million at October 31, 2004. We believe that cash flow from operations and borrowings available to us under our credit facilities will be sufficient to meet our anticipated cash requirements in fiscal 2005.

5.    FINANCIAL INSTRUMENTS

The carrying amounts for trade receivables and payables approximate their fair values. At October 31, 2004, the carrying amounts and fair values of our financial instruments, which include bank revolving credit facilities, senior notes and Economic Development Revenue Bonds, are not materially different. The fair value of long-term debt, including the current portion, is estimated based on quoted market prices for similar issues or on current rates offered to us for debt of the similar terms and maturities.

We also have financial instruments in the form of foreign currency forward exchange contracts as described in Note 1 to the Consolidated Financial Statements. The U.S. Dollar equivalent notional amount of these contracts was $58.2 million at October 31, 2004. The net fair value of these derivative instruments recorded in Accrued Expenses at October 31, 2004 was $1,227,000. Current market prices were used to estimate the fair value of the foreign currency forward exchange contracts.
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

6.    INCOME TAXES

Deferred income taxes reflect the effect of temporary differences between the tax basis of assets and liabilities and the reported amounts of those assets and liabilities for financial reporting purposes. Deferred income taxes also reflect the value of net operating losses and an offsetting valuation allowance. Our total deferred tax assets and corresponding valuation allowance at October 31, 2004 and 2003, consisted of the following (in thousands):
	October 31
	2004	2003
Tax effects of future tax deductible items related to:
Accrued inventory reserves	404	$630
Accrued warranty expenses	124	107
Deferred compensation	245	224
Other accrued expenses	390	389
Total deferred tax assets	1,163	1,350

Tax effects of future taxable differences related to:
Accelerated tax deduction and other tax over book
deductions related to property, equipment and software	(1,377)	(990)
Other	(604)	(632)
Total deferred tax liabilities	(1,981)	(1,622)

Net tax effects of temporary differences	(818)	(272)

Tax effects of carryforward benefits:
U.S. federal net operating loss carryforwards, expiring 2023	3,592	2,868
Foreign tax benefit carryforwards, expiring 2004-2008	402	568
Foreign tax benefit carryforwards, with no expiration	1,301	1,398
U.S. federal general business tax credits, expiring 2004-2023	1,026	1,036
Tax effects of carryforwards	6,321	5,870

Tax effects of temporary differences and carryforwards, net	5,503	5,598
Less valuation allowance	5,503	(5,598)
Net deferred tax asset	$--	$--

Except as indicated above, our carryforwards expire at specific future dates and utilization of certain carryforwards is limited to specific amounts each year. Realization is entirely dependent upon generating sufficient future earnings in specific tax jurisdictions prior to the expiration of the loss carryforwards.

HURCO COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Due to the uncertain nature of their ultimate realization based upon past performance and expiration dates, we have established a full valuation allowance against carryforward benefits. The need for this valuation allowance is subject to periodic review and, if the allowance is reduced, the tax benefits of the carryforwards will be recorded in future operations as a reduction of our income tax expense.

Income (loss) before income taxes (in thousands):	Year Ended October 31
	2004	2003	2002
Domestic	$3,424	$(875)	$(7,238)
Foreign	4,144	2,295	(436)
	$7,568	$1,420	$(7,674)

Differences between the effective tax rate and U.S. federal income tax rate were (in thousands):
Tax at U.S. statutory rate	$2,649	$497	$(2,686)
Federal tax	--	--	(95)
Effect of tax rates of international jurisdictions In excess (less than) of U.S. statutory rates	8	(130)	97
State income taxes	11	--	(6)
Effect of losses without current year benefit	--	591	3,279
Utilization of net operating loss carryforwards	(1,369)	--	--
Provision for income taxes	$1,299	$958	$589

Our provision for income taxes in fiscal 2004, 2003 and 2002 represents taxes currently payable.

We have not provided any U.S. income taxes on the undistributed earnings of our foreign subsidiaries or equity method investments based upon our determination that such earnings will be indefinitely reinvested.

7.    EMPLOYEE BENEFITS

We have defined contribution plans that include a majority of our employees, under which our contributions are discretionary. The purpose of these plans is generally to provide additional financial security during retirement by providing employees with an incentive to save throughout their employment. Our contributions to the plans are based on employee contributions or compensation. Our contributions totaled $253,900, $228,076, and $263,640, for the years ended October 31, 2004, 2003 and 2002, respectively.

We also have split-dollar life insurance agreements with our executive officers. Beginning in fiscal 2003, the premiums were borrowed from the cash value of the policies and will be repaid from the policies' cash surrender values when the policies are terminated in accordance with the provisions of the agreements. In fiscal years prior to 2003, the premiums were paid by the Company.

HURCO COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

8.    STOCK OPTIONS

In March 1997, we adopted the 1997 Stock Option and Incentive Plan (the 1997 Plan) which allows us to grant awards of options to purchase shares of our common stock, stock appreciation rights, restricted shares and performance shares. Under the provision of the 1997 Plan, 750,000 shares of common stock may be issued and the maximum number of shares of common stock that may be granted to any individual is 200,000 shares. Options granted under the 1997 Plan are exercisable for a period up to ten years after date of grant and vest in equal annual installments as specified by the Compensation Committee of our Board of Directors at the time of grant. The option price of options intended to qualify as incentive stock options may not be less than 100% of the fair market value of a share of common stock on the date of grant. As of October 31, 2004, options to purchase 379,433 shares had been granted and remained outstanding under the 1997 Plan.

In 1990, we adopted the 1990 Stock Option Plan (the 1990 Plan), which allowed us to grant options to purchase shares of our common stock and related stock appreciation rights and limited rights to officers and our key employees. Under the provisions of the 1990 Plan, the maximum number of shares of common stock, which could be issued under options and related rights, was 500,000. There was no annual limit on the number of such shares with respect to which options and rights could be granted. Options granted under the 1990 Plan are exercisable for a period up to ten years after date of grant and vested in equal installments over a period of three to five years from the date of grant. The option price could not be less than 100% of the fair market value of a share of common stock on the date of grant and no options or rights could be granted under the 1990 Plan after April 30, 2001. As of October 31, 2004, options to purchase 23,620 shares had been granted and remained outstanding under the 1990 Plan.

A summary of the status of the options under the 1990 and 1997 Plans as of October 31, 2004, 2003 and 2002 and the related activity for the year is as follows:

	Shares Under Option	Weighted Average Exercise Price Per Share
Balance October 31, 2001	765,260	$4.63
Granted	342,000	2.14
Cancelled	(266,900)	4.18
Expired	(7,700)	2.13
Exercised	(2,500)	2.13

Balance October 31, 2002	830,160	$3.78
Granted	--	--
Cancelled	(8,000)	4.14
Expired	(33,500)	5.85
Exercised	--	--

Balance October 31, 2003	788,660	$3.69
Granted	--	--
Cancelled	--	--
Expired	(2,000)	2.13
Exercised	(383,607)	3.67
Balance October 31, 2004	403,053	3.71

HURCO COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Stock options outstanding and exercisable on October 31, 2004 are as follows:

Range of Exercise Prices Per Share	Shares Under Option	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life in Years
Outstanding
$2.125 - 5.125	285,053	$2.79	7.2
5.813 - 8.250	118,000	5.94	5.0
$2.125 - 8.250	403,053	$3.71	6.4
Exercisable
$2.125 - 5.125	212,158	$2.98	--
5.813 - 8.250	118,000	5.94	--
$2.125 - 8.250	330,158	$4.04	--

We apply Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” (APB No. 25), and related interpretations in accounting for the plans, and, except for certain shares subject to variable plan accounting, no compensation expense has been recognized for stock options issued under the plans. For companies electing to continue the use of APB No. 25, SFAS No. 123 “Accounting for Stock-Based Compensation”, requires pro forma disclosures determined through the use of an option-pricing model as if the provisions of SFAS No. 123 had been adopted.

On November 11, 2001, our former CEO was granted 110,000 options at $2.11 and all of his previous option grants were cancelled. These options were subject to variable plan accounting, which resulted in a charge to expense in fiscal 2004 of $322,000 and in fiscal 2003 of $51,000. As of October 31, 2004, all options subject to variable plan accounting have been exercised.

The weighted average fair value at date of grant for options granted during fiscal 2002 was $1.43, per share. No options were granted in 2003 or 2004. The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions:

	2004	2003	2002
Expected dividend yield	NA	NA	0.00%
Expected volatility	NA	NA	53.71%
Risk-free interest rate	NA	NA	4.99%
Expected term in years	NA	NA	9.05

If we had adopted the provisions of SFAS No. 123, net income (loss) and earnings (loss) per share would have been as follows:

	2004	2003	2002
Net income (loss) (in thousands)	$6,174	$265	$(8,628)
Earnings (loss) per share:
Basic	$1.07	$0.05	$(1.55)
Diluted	$1.02	$0.05	$(1.55)

As of October 31, 2004, there were outstanding non-qualified options that had been granted outside of the 1990 and 1997 plans to current members of the Board of Directors to purchase 15,000 shares at $5.81 per share, respectively. These options were exercisable as of October 31, 2004, but expired in December 2004.

HURCO COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

9.    RELATED PARTY TRANSACTIONS

We own approximately 24% of one of our Taiwanese-based contract manufacturers. This investment of $745,000 is accounted for using the equity method and is included in Investments and Other Assets on the Consolidated Balance Sheet. Purchases of product from this contract manufacturer totaled
$4.4 million, $3.7 million, and $5.9 million for the years ended October 31, 2004, 2003 and 2002, respectively. Sales of product to this contract manufacturer were $199,000 and $205,000 in fiscal 2004 and 2003 respectively. Trade payables to this contract manufacturer were $115,000 at October 31, 2004, $111,000 at October 31, 2003. Trade receivables were $62,000 at October 31, 2004 and $108,000 at October 31, 2003.

As of October 31, 2004, we owned 35% of Hurco Automation, Ltd. (HAL), a Taiwan based company. HAL’s scope of activities includes the design, manufacture, sales and distribution of industrial automation products, software systems and related components, including control systems and components manufactured under contract for sale exclusively to us. We are accounting for this investment using the equity method. The investment of $1.5 million at October 31, 2004 is included in Investments and Other Assets on the Consolidated Balance Sheet. Purchases of product from this supplier amounted to $6.6 million, $4.8 million, and $4.1 million in 2004, 2003 and 2002, respectively. Sales of product to this supplier were $1.9 million, $1.2 million and $.9 million for the years ended October 31, 2004, 2003 and 2002, respectively. Trade payables to HAL were $2.5 million and $1.2 million at October 31, 2004 and 2003, respectively. Trade receivables from HAL were $581,000 and $278,000 at October 31, 2004 and 2003, respectively.

Summary financial information for the two affiliates accounted for using the equity method of accounting are as follows:

(000’s)	2004	2003	2002
Net Sales	$23,469	$26,284	$25,013
Gross Profit	7,780	4,409	4,173
Operating Income	2,210	564	127
Net Income	1,479	261	425

Current Assets	$16,194	$17,162	$12,842
Non-current Assets	2,031	2,015	1,756
Current Liabilities	17,215	13,549	9,460

10.    CONTINGENCIES AND LITIGATION

We previously occupied a facility located in England under a lease that expired in April 2002. The lease required that, following expiration of the lease, we make certain repairs to the facility resulting from deterioration of the facility during the lease term. The scope and cost of the repairs alleged by the lessor to be required evolved throughout fiscal 2002 and 2003 as investigations and negotiations proceeded. On September 30, 2003, we settled this claim with the lessor for £684,000 (approximately $1.2 million), which we had previously accrued. The settlement payment was paid in two equal installments in November 2003 and January 2004.

We are involved in various claims and lawsuits arising in the normal course of business. We do not expect any of these claims, individually or in the aggregate, to have a material adverse effect on our consolidated financial position or results of operations.

HURCO COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

11.	GUARANTEES

During fiscal 2003, we adopted Financial Accounting Standards Board (FASB) Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34.” FIN 45 clarifies the requirements of FASB Statement No. 5, Accounting for Contingencies, relating to the guarantor’s accounting for, and disclosures of, the issuance of certain types of guarantees.

From time to time, our European subsidiaries guarantees third party lease financing residuals in connection with the sale of certain machines in Europe. At October 31, 2004 there were 28 third party guarantees totaling approximately $1.7 million. A retention of title clause allows our Germany subsidiary to obtain the machine if the customer defaults on its lease. We believe that the proceeds obtained from liquidation of the machine would cover any payments required under the guarantee.

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
Warranty Reserve
Balance at October 31, 2003	$1,016
Provision for warranties during the period	2,237
Charges to the accrual	(1,589)
Impact of foreign currency translation	86
Balance at October 31, 2004	$1,750

12.    OPERATING LEASES

We lease facilities, certain equipment and vehicles under operating leases that expire at various dates through 2009. Future payments required under operating leases as of October 31, 2004, are summarized as follows (in thousands):

2005	$1,175
2006	975
2007	707
2008	411
2009	368
Thereafter	193
Total	$3,829

Lease expense for the years ended October 31, 2004, 2003, and 2002 was $1.5 million, $1.5 million, and $1.8 million, respectively.

We recorded $145,000 of lease income from subletting 45,000 square feet of our Indianapolis facility. The sublease expires on January 31, 2005.

HURCO COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

13.    QUARTERLY HIGHLIGHTS (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2004 (In thousands, except per share data)

Sales and service fees	$22,718	$24,255	$23,748	$28,851
Gross profit	6,531	7,413	7,313	9,041
Gross profit margin	28.7%	30.6%	30.8%	31.3%
Restructuring expense and other expense, net (Note 15)	--	--	--	465
Selling, general and administrative expenses	4,927	5,127	5,241	6,106
Operating income	1,604	2,286	2,072	2,470
Net income	669	1,737	1,582	2,281
Income per common share - basic	$.12	$.31	$.27	$.38
Income per common share - diluted	$.12	$.29	$.25	$.36

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2003 (In thousands, except per share data)

Sales and service fees	$15,953	$17,453	$18,354	$23,772
Gross profit	3,994	5,128	5,074	6,626
Gross profit margin	25.0%	29.4%	27.6%	27.9%
Restructuring expense and other expense, net (Note 15)	--	--	--	(124)
Selling, general and administrative expenses	4,428	4,563	4,332	5,426	(a)
Operating loss	(434)	565	742	1,324
Net Income (loss)	(582)	139	331	574
Income (loss) per common share - basic	$(.10)	$.02	$.06	$.10
Income (loss) per common share - diluted	$(.10)	$.02	$.06	$.10

a.	Includes $400,000 of incentive compensation expense.

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

Our computerized metal cutting machine tools are manufactured to our specifications by manufacturing contractors in Taiwan including our wholly owned subsidiary, Hurco Manufacturing Limited (HML). Our executive offices and principal design, engineering, and manufacturing management operations are headquartered in Indianapolis, Indiana. We sell our products through approximately 230 independent agents and distributors in approximately 50 countries throughout North America, Europe and Asia. We also have our own direct sales and service organizations in England, France, Germany, Italy, Singapore and China. During fiscal 2004, no customer accounted for more than 5% of our sales and service fees.

The following table sets forth the contribution of each of our product groups to our total sales and service fees during each of the past three fiscal years (in thousands):

Net Sales and Service Fees by Product Category	Year ended October 31,
	2004	2003	2002

Computerized Machine Tools	$83,663	$61,385	$55,503
Computer Control Systems and Software *	3,604	3,044	3,632
Service Parts	8,696	7,643	8,111
Service Fees	3,609	3,460	3,240
Total	$99,572	$75,532	$70,486

*Amounts shown do not include CNC systems sold as an integrated component of computerized machine systems.

The following table sets forth revenues by geographic area, based on customer location, for each of the past three fiscal years were (in thousands):

Revenues by Geographic Area	Year Ended October 31
	2004	2003	2002

United States	$30,654	$22,829	$22,782

Germany	31,206	22,111	22,863
United Kingdom	8,818	8,381	7,387
Other Europe	20,361	17,735	14,142
Total Europe	60,385	48,227	44,392

Asia and Other	8,533	4,476	3,312
Total Foreign	68,918	52,703	47,704
	$99,572	$75,532	$70,486

HURCO COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Long-lived assets by geographic area were (in thousands):

	October 31
	2004	2003
United States	$15,106	$13,847
Foreign countries	1,868	1,721
	$16,974	$15,568

15.	RESTRUCTURING EXPENSE AND OTHER EXPENSE, NET

During fiscal 2002, we discontinued several under-performing product lines, sold the related assets and discontinued a software development project to enable us to focus our resources and technology development on our core products, which consist primarily of general purpose computerized machine tools for the metal cutting industry (vertical machining centers) into which our proprietary Ultimax® software and computer control systems have been fully integrated. As a result of these actions, we recorded restructuring charges totaling $3.1 million consisting primarily of: (a) non-cash write downs of inventories of $1.1 million recorded in cost of sales and capitalized software development costs of $1.0 million recorded as restructuring expense, and (b) severance costs of $934,000, related to personnel reductions.

Also included in restructuring expense and other expense, net in fiscal 2002 is a $1.1 million provision for potential expenditures related to a disputed claim in the United Kingdom, regarding a terminated facility lease (Note 10) and a $277,000 credit due to a refund of software development fees resulting from the termination of a software development agreement during the second fiscal quarter (Note 16). The disputed facility lease claim was settled in fiscal 2003 and paid in the first quarter of fiscal 2004.

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

On November 23, 2004, we entered into a separation and release agreement with Roger J. Wolf, who retired from his position as Senior Vice President and as Chief Financial Officer. Under the agreement, we will pay Mr. Wolf severance compensation totaling $465,000.

HURCO COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Description	Balance 10/31/01	Provision (Credit)	Charges to Accrual	Balance 10/31/02
Cost of sales - restructuring:
Inventory write-down	$--	$1,083	$1,083	$--
Restructuring expense:
Capitalized software development cost write-off	--	1,036	1,036	--
Severance costs	133	934	803	264
Other expense (credit):
Foreign lease termination liability (Note10)	51	1,062	--	1,113
Termination of software development agreement (Note 16)	--	(277)	(277)
Total restructuring and other expense, net	184	2,755	1,562	1,377
Total	$184	$3,838	$2,645	$1,377

Description	Balance 10/31/02	Provision (Credit)	Charges to Accrual	Balance 10/31/03
Severance costs	$264	$(43)	$221	$--
Foreign lease termination liability	1,113	(81)	(157)	1,189
	$1,377	$(124)	$64	$1,189

Description	Balance 10/31/03	Provision (Credit)	Charges to Accrual	Balance 10/31/04
Severance costs	$--	$465	$--	$465
Foreign lease termination liability	1,189	--	1,189	--
	$1,189	$465	$1,189	$465

16.	SOFTWARE DEVELOPMENT AGREEMENTS AND LOAN AGREEMENT

During fiscal 2001, we entered into agreements with a private software company to fund development costs related to the integration of patented, open architecture technology into our computer control products. We agreed to fund an aggregate of $405,000, over a fifteen-month period ending in July 2002 of which $180,000 was paid and recorded as a research and development expense in fiscal 2001. We also agreed to fund a secured term loan payable in installments through February 2002, of $1.0 million which was due April 1, 2003. In addition, the company granted us warrants to purchase an equity interest, which were exercisable on or before December 31, 2002, and 2003.
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

17.   NEW ACCOUNTING PRONOUNCEMENTS

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

In December 2004, the FASB issued Statement No. 123R, “Share Based Payment”, that requires companies to expense the value of employee stock options and similar awards for interim and annual periods beginning after June 15, 2005 and applies to all outstanding and unvested stock-based awards at a company’s adoption date. We are evaluating the impact that the adoption of this standard will have on the Consolidated Financial Statements.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

Not Applicable.

Item 9A.    CONTROLS AND PROCEDURES

We carried out an evaluation under the supervision and with participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2004 pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of the evaluation date.

There have been no changes in our internal controls over financial reporting that occurred during the year ended October 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    OTHER INFORMATION

Stephen J. Alesia entered into an employment contract on January 18, 2005. The contract term is unspecified. Mr. Alesia's salary and bonus arrangements are set annually by the Compensation Committee of the Board of Directors. Other compensation, such as stock option grants, is awarded periodically at the discretion of the Compensation Committee. Mr. Alesia is entitled to 12 months' salary if Hurco terminates his employment for any reason other than gross misconduct.

PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS AND DIRECTORS OF THE REGISTRANT

The information required by this item is hereby incorporated by reference from our definitive proxy statement for our 2005 annual meeting of shareholders except that the information required by Item 10 regarding Executive Officers is included herein under a separate caption at the end of Part I.

Item 11.    EXECUTIVE COMPENSATION

The information required by this item is hereby incorporated by reference from the definitive proxy statement for our 2005 annual meeting of shareholders.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Except for the information concerning equity compensation plans, the information required by this item is hereby incorporated by reference from the definitive proxy statement for our 2005 annual meeting of shareholders.

Equity Compensation Plan Information
The following table gives information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of October 31, 2004, including the 1997 Stock Option and Incentive Plan and the 1990 Stock Option Plan.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a) (#)	Weighted-average exercise price of outstanding options, warrants and rights (b) ($)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c) (#)
Equity compensation plans approved by security holders	403,053	$3.71	89,500

Equity compensation plans not approved by security holders[1]	15,000	5.81	--

Total	418,053	$3.79	89,500

1Represents non-qualified options granted to the Board of Directors in 1998.

As of October 31, 2004, there were outstanding non-qualified options that had been granted outside of the 1990 and 1997 plans to current members of the Board of Directors to purchase 15,000 shares at $5.81 per share. These options were exercisable as of October 31, 2004 and expired in December 2004.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is hereby incorporated by reference from the definitive proxy statement for our 2005 annual meeting of shareholders.

Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is hereby incorporated by reference from the definitive proxy statement for our 2005 annual meeting of shareholders.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

2.	Financial Statement Schedule. The following financial statement schedule is included in this Item.
Page
Schedule II - Valuation and Qualifying
Accounts and Reserves    47

All other financial statement schedules are omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

(b)	Exhibits

Exhibits are filed with this Form 10-K or incorporated herein by reference as listed on pages 48 and 49.

Schedule II - Valuation and Qualifying Accounts and Reserves
for the years ended October 31, 2004, 2003, and 2002
(Dollars in thousands)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged To Other Accounts	Deductions	Balance At End Of Period
Allowance for doubtful Accounts for the year ended:

October 31, 2004	$630	$286	--	$193)	$723

October 31, 2003	$689	$421	$--	$480)	$630

October 31, 2002	$907	$133	$--	$351)	$689

Accrued warranty expenses For the year ended:

October 31, 2004	$1,016	$2,323	--	$1,589	$1,750

October 31, 2003	$1,003	$1,148	$--	$1,135	$1,016

October 31, 2002	$792	$1,089	$--	$878	$1,003

(1)  Receivable write-offs of $193,000, net of cash recoveries on accounts previously written off of $0.

(2)  Receivable write-offs of $493,000, net of cash recoveries on accounts previously written off of $13,000.

(3)   Receivable write-offs of $359,000, net of cash recoveries on accounts previously written off of $8,000.

.

EXHIBITS INDEX

Exhibits Filed. The following exhibits are filed with this report:

10.1	Form of option agreement relating to the Amended 1997 Stock Option and Incentive Plan.
10.2	Employment agreement between the Registrant and Stephen J. Alesia dated January 18, 2005.
11	Statement re: computation of per share earnings.
21	Subsidiaries of the Registrant.
23	Consent of PricewaterhouseCoopers LLP.
31.1	Certification by the Chief Executive Officer, pursuant to Rule 13a-15(b) under the Securities and Exchange Act of 1934, as amended.
31.2	Certification by the Chief Financial Officer, pursuant to Rule 13a-15(b) under the Securities and Exchange Act of 1934, as amended.
32.1	Certification by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibits Incorporated by Reference. The following exhibits are incorporated into this report:

3.1	Amended and Restated Articles of Incorporation of the Registrant, incorporated by reference to Exhibit 3.1 to the Registrant's Report on Form 10-Q for the quarter ended July 31, 2000.

3.2	Amended and Restated By-Laws of the Registrant dated January 5, 2005, incorporated by reference as Exhibit 3.1 to the Registrant’s Form 8-K filed on January 11, 2005.

10.3
Third Amended and Restated Credit Agreement and Amendment to Reimbursement Agreement dated as of December 1, 2003 between the Registrant and Bank One, NA, incorporated by reference as Exhibit 10.1 to the Registrant’s Form 10-K for the year ended October 31, 2003.

10.4
First Amendment to the Third Amended and Restated Credit Agreement between the Registrant and Bank One, NA dated as of October 26, 2004, incorporated by reference as Exhibit 10.1 to the Registrant’s Form 8-K filed on November 1, 2004.

10.5
Revolving Credit Facility and Overdraft Facility - Supplemental Facility Agreement between Hurco Europe Limited and Bank One, NA dated October 26, 2004, incorporated by reference as Exhibit 10.2 to the Registrant’s Form 8-K filed on November 1, 2004.

10.6
Employment Agreement between the Registrant and James D. Fabris dated November 18, 1997, incorporated by reference as Exhibit 10.15 to the Registrant's Report on Form 10-Q for the quarter ended January 31, 1998.

10.7
Mortgage dated April 30, 2002 between the Registrant and American Equity Investment Life Insurance Company incorporated by reference as Exhibit 10.2 to the Registrant’s Report on Form 10-Q for the quarter ended April 30, 2002.

10.8	Employment Agreement between the Registrant and Michael Doar dated November 13, 2001 incorporated by reference as Exhibit 10.2 to the Registrant’s Report on Form 10-Q dated January 31, 2002.

10.9	Separation and Release Severance Agreement between the Registrant and Roger J. Wolf, incorporated by reference as Exhibit 10.2 to the Registrant’s Form 8-K filed November 24, 2004.

10.10*	Amended 1997 Stock Option and Incentive Plan, incorporated by reference as Exhibit 10.1 to the Registrant’s Report on Form 10-Q filed for the quarter ended April 30, 2002.
_______________
*	The indicated exhibit is a management contract, compensatory plan or arrangement required to be listed by Item 601 of Regulation S-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, this 21st day of January, 2005.

HURCO COMPANIES, INC.

By: /s/ Stephen J. Alesia
Stephen J. Alesia
Vice-President, Secretary,
Treasurer and
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature and Title(s)	Date

/s/ Michael Doar	January 21, 2005
Michael Doar, Chairman of the Board,
Chief Executive Officer and Director
of Hurco Companies, Inc.
(Principal Executive Officer)

/s/ Stephen J. Alesia	January 21, 2005
Stephen J. Alesia
Vice-President,
Secretary, Treasurer and
Chief Financial Officer
of Hurco Companies, Inc.
(Principal Financial Officer)

/s/ Sonja K. McClelland	January 21, 2005
Sonja K. McClelland
Corporate Controller
of Hurco Companies, Inc.
(Principal Accounting Officer)

/s/ Stephen H. Cooper	January 21, 2005
Stephen H. Cooper, Director

/s/ Robert W. Cruickshank	January 21, 2005
Robert W. Cruickshank, Director

/s/ Richard T. Niner	January 21, 2005
Richard T. Niner, Director

/s/ O. Curtis Noel	January 21, 2005
O. Curtis Noel, Director

/s/ Charles E. M. Rentschler	January 21, 2005
Charles E. M. Rentschler, Director

/s/ Gerald V. Roch	January 21, 2005
Gerald V. Roch, Director