Form 10-Q
period 2005-01-31
HURCO COMPANIES INC
filed 2005-03-09
CIK 315374

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended January 31, 2005 or
☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to _________.

Commission File No. 0-9143

HURCO COMPANIES, INC.
(Exact name of registrant as specified in its charter)

Indiana	35-1150732
(State or other jurisdiction of	(I.R.S. Employer Identification Number)
incorporation or organization)

One Technology Way
Indianapolis, Indiana	46268
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code (317) 293-5309

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to the filing requirements for the past 90 days:
Yes ☒ No ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

The number of shares of the Registrant's common stock outstanding as of March 1, 2005 was 6,199,447.

HURCO COMPANIES, INC.
January 2005 Form 10-Q Quarterly Report

Table of Contents

Part I - Financial Information

Part II - Other Information

Item 1.	Legal Proceedings…………………………………...…………………………………...	18

Item 6.	Exhibits................................................................................................................................	18

Signatures	…………………………………………………………………………………………….	19

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

HURCO COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended
	January 31
	2005	2004
	(unaudited)

Sales and service fees	$30,246	$22,718

Cost of sales and service	20,506	16,187

Gross profit	9,740	6,531

Selling, general and administrative expenses	6,187	4,927

Operating income	3,553	1,604

Interest expense	83	144

Variable options expense	--	255

Other expense, net	71	170

Income before taxes	3,399	1,035

Provision for income taxes	369	366

Net income	$3,030	$669

Earnings per common share

Basic	$0.50	$0.12
Diluted	$0.48	$0.12

Weighted average common shares outstanding

Basic	6,071	5,588
Diluted	6,270	5,753

The accompanying notes are an integral part of the condensed consolidated financial statements.

HURCO COMPANIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
(Dollars in thousands)

	January 31	October 31
	2005	2004
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$11,303	$8,249
Cash - restricted	--	277
Accounts receivable	16,651	17,337
Inventories	31,394	28,937
Other	3,232	1,672
Total current assets	62,580	56,472

Property and equipment:
Land	761	761
Building	7,205	7,205
Machinery and equipment	12,645	12,106
Leasehold improvements	700	676
	21,311	20,748
Less accumulated depreciation and amortization	(12,772)	(12,512)
	8,539	8,236

Software development costs, less amortization	2,979	2,920
Investments and other assets	5,878	5,818
	$79,976	$73,446

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$19,249	$18,361
Accrued expenses	11,541	11,447
Current portion of long-term debt	319	317
Total current liabilities	31,109	30,125

Non-current liabilities:
Long-term debt	4,106	4,283
Deferred credits and other obligations	659	583
Total liabilities	35,874	34,991

Shareholders’ equity:
Preferred stock: no par value per share; 1,000,000 shares
authorized; no shares issued
Common stock: no par value; $.10 stated value per share;
12,500,000 shares authorized, and 6,177,714 and 6,019,594
shares issued and outstanding, respectively	618	602
Additional paid-in capital	47,425	46,778
Accumulated deficit	(412)	(3,442)
Accumulated other comprehensive income	(3,529)	(5,483)
Total shareholders’ equity	44,102	38,455
	$79,976	$73,446

The accompanying notes are an integral part of the condensed consolidated financial statements.

HURCO COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollars in thousands)
	Three Months Ended
	January 31
	2005	2004
	(unaudited)
Cash flows from operating activities:
Net income	$3,030	$669
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Equity in (income) loss of affiliates	67	--
Depreciation and amortization	317	331
Change in assets and liabilities:
(Increase) decrease in accounts receivable	883	634
(Increase) decrease in inventories	(1,487)	368
Increase (decrease) in accounts payable	156	4,099
Increase (decrease) in accrued expenses	(73)	(2,505)
Other	(27)	(98)
Net cash provided by operating activities	2,866	3,498

Cash flows from investing activities:
Purchase of property and equipment	(486)	(207)
Software development costs	(137)	(264)
Change in restricted cash	277	(470)
Other investments	(54)	(46)
Net cash used for investing activities	(400)	(987)

Cash flows from financing activities:
Advances on bank credit facilities	4,350	13,118
Repayment on bank credit facilities	(4,501)	(15,629)
Repayment on first mortgage	(29)	(27)
Repayment of term debt	--	(337)
Proceeds from exercise of common stock options	663	338
Net cash provided by (used for) financing activities	483	(2,537)

Effect of exchange rate changes on cash	105	341

Net increase in cash and cash equivalents	3,054	315

Cash and cash equivalents at beginning of period	8,249	5,289

Cash and cash equivalents at end of period	$11,303	$5,604

The accompanying notes are an integral part of the condensed consolidated financial statements.

HURCO COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
For the three months ended January 31, 2005 and 2004

	Common Stock		Additional		Accumulated Other Comprehensive
	Shares Issued & Outstanding	Amount	Paid-In Capital	Accumulated Deficit	Income (Loss)	Total
	(Dollars in thousands)

Balances, October 31, 2003	5,575,987	$557	$44,695	$(9,711)	$(6,800)	$28,741
Net income	--	--	--	669	--	669
Translation of foreign currency financial statements	--	--	--	--	869	869
Unrealized loss on derivative instruments	--	--	--	--	(591)	(591)
Comprehensive income	--	--	--	--	--	947
Exercise of common stock options	74,700	8	330	--	--	338
Balances, January 31, 2004	5,650,687	$565	$45,025	$(9,042)	$(6,522)	$30,026

Balances, October 31, 2004	6,019,594	$602	$46,778	$(3,442)	$(5,483)	$38,455

Net income	--	--	--	3,030	--	3,030

Translation of foreign currency financial statements	--	--	--	--	489	489

Unrealized gain of derivative instruments	--	--	--	--	1,465	1,465
Comprehensive income	--	--	--	--	--	4,984

Exercise of common stock options	158,120	16	647	--	--	663

Balances, January 31, 2005	6,177,714	$618	$47,425	$(412)	$(3,529)	$44,102

The accompanying notes are an integral part of the condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	GENERAL

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

The condensed financial information as of January 31, 2005 and for the three months ended January 31, 2005 and January 31, 2004 is unaudited; however, in our opinion, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results and financial position for the interim periods. We suggest that you read these condensed consolidated financial statements in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended October 31, 2004.

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

At January 31, 2005, we had $261,000 of losses related to cash flow hedges deferred in Accumulated Other Comprehensive Income. Of this amount, $63,000 represents unrealized gains related to future cash flow hedge instruments that remain subject to currency fluctuation risk. These deferred gains will be recorded as an adjustment to Cost of Sales in the periods through October 2006, in which the sale of the related hedged item is recognized, as described above. Net losses on cash flow hedge contracts which we reclassified from Other Comprehensive Income to Cost of Sales in the quarters ended January 31, 2005 and 2004 were $633,000 and $941,000, respectively.

We also enter into foreign currency forward exchange contracts to protect against the effects of foreign currency fluctuations on receivables and payables denominated in foreign currencies. These derivative instruments are not designated as hedges under Statement of Financial Accounting Standards No. 133, “Accounting Standards for Derivative Instruments and Hedging Activities” (SFAS 133), and, as a result, changes in fair value are reported currently as Other Income (Expense), Net in the Consolidated Statement of Operations consistent with the transaction gain or loss on the related foreign denominated receivable or payable. Such net transaction losses were $13,000 and $148,000 for the quarters ended January 31, 2005 and 2004, respectively.

3.   STOCK OPTIONS

At January 31, 2005, we had two stock-based compensation plans for employees and non-employee directors, which are described more fully in the notes to the consolidated financial statements included in our 2004 annual report on Form 10-K. We account for those plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. No stock based compensation cost is reflected in net earnings related to those plans, except for certain non-qualified options subject to variable plan accounting, as all stock options granted had exercise prices equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock Based Compensation,” to the above plans.
	Three Months Ended January 31
	2005	2004

Net income, as reported	$3,030	$669

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(6)	(24)

Pro forma net income (loss)	$3,024	$645

Earnings per share:

Basic as reported	$0.50	$0.12
Basic pro forma	0.50	0.12

Diluted as reported	$0.48	$0.12
Diluted pro forma	0.48	0.11

4.	EARNINGS PER SHARE

Basic and diluted earnings per common share are based on the weighted average number of our shares of common stock outstanding. Diluted earnings per common share give effect to outstanding stock options using the treasury method. The impact of stock options for the three months ended January 31, 2005 and 2004 was 199,000 and 165,000, respectively.

5.	ACCOUNTS RECEIVABLE

The allowance for doubtful accounts was $751,000 as of January 31, 2005 and $723,000 as of October 31, 2004.

6.	INVENTORIES

Inventories, priced at the lower of cost (first-in, first-out method) or market, are summarized below (in thousands):
	January 31, 2005	October 31, 2004
Purchased parts and sub-assemblies	$5,237	$4,714
Work-in-process	4,034	5,148
Finished goods	22,123	19,075
	$31,394	$28,937
7.	SEGMENT INFORMATION

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

Description	Balance 10/31/04	Provision (Credit)	Charges to Accrual	Balance 1/31/05
Severance costs	$465	- -	$169	$296
Total	$465	- -	$169	$296

9.	GUARANTEES

From time to time, our European subsidiaries guarantee third party lease financing residuals in connection with the sale of certain machines in Europe. At January 31, 2005 there were 31 third party guarantees totaling approximately $1.8 million. A retention of title clause allows us to obtain the machine if the customer defaults on its lease. We believe that the proceeds obtained from liquidation of the machine would cover our exposure.

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

Warranty Reserve
Balance at October 31, 2004	$1,750
Provision for warranties during the period	549
Charges to the accrual	(429)
Impact of foreign currency translation	38
Balance at January 31, 2005	$1,908

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto appearing elsewhere herein. Certain statements made in this report may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors include, among others, changes in general economic and business conditions that affect market demand for machines tools and related computer control systems, software products, and replacement parts, changes in manufacturing markets, adverse currency movements, innovations by competitors, quality and delivery performance by our contract manufacturers and governmental actions and initiatives including import and export restrictions and tariffs.

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

The machine tool industry is highly cyclical and changes in demand can occur abruptly. Beginning in the third quarter of fiscal 1998 and continuing through the third quarter of fiscal 2003, we experienced the adverse effects of a significant decline in global demand. For example, our customer orders during the first quarter of fiscal 2003 were at their lowest level in ten years. During the downturn, we took actions to discontinue the production and sale of underperforming products, refocus on our core product lines and significantly reduce our operating costs. We also introduced new product models in late fiscal 2002 and throughout 2004, which, together with an improvement in worldwide manufacturing activity, and a consequent improvement in demand for machine tools, that began in the fourth quarter of fiscal 2003, contributed to a significant increase in our sales throughout fiscal 2004 and into the first quarter of fiscal 2005.

Approximately 80% of worldwide demand for machine tools comes from outside the United States. During fiscal 2004, approximately 69% of our sales and service fees were attributable to customers located abroad. Our sales to foreign customers are denominated, and payments by those customers are made, in the prevailing currencies—primarily the Euro and Pound Sterling—in the countries in which those customers are located, and our product costs are incurred and paid primarily in the New Taiwan Dollar and U.S. dollars. Changes in currency exchange rates can have a material effect on our operating results when sales made and expenses incurred in foreign currencies are translated to U.S. dollars for financial reporting purposes. For example, when a foreign currency increases in value relative to the U.S. dollar, sales made (and expenses incurred) in that currency, when translated to U.S. dollars for reporting in our financial statements, are higher than would be the case when that currency has a lower value relative to the U.S. dollar. For this reason, in our comparison of period-to-period results, we customarily set forth not only the increases or decrease in those results as reported in our financial statements (which reflect translation to U.S. dollars at actual prevailing exchange rates), but also the impact of foreign currency-denominated revenue or expense translated to U.S. dollars at the same rate of exchange in both periods.

Although our high levels of foreign manufacturing and sales also subject us to cash flow risks due to fluctuating currency exchange rates, we mitigate those risks through the use of various hedging instruments - principally foreign currency forward exchange contracts.

The volatility of demand for machine tools can significantly impact our working capital requirements and, therefore, our cash flow from operations and operating profits. Because our products are manufactured in Taiwan, manufacturing and ocean transportation lead times require that we schedule machine tool production based on forecasts of customer orders for a future period of four or five months. We monitor order activity levels and rebalance future production schedules to changes in demand, but a significant unexpected decline in customer orders from forecasted levels can temporarily increase finished goods inventories and our need for working capital.

We monitor the U.S. machine tool market activity as reported by the Association of Manufacturing Technology (AMT), the primary industry group for U.S. machine tool consumption. We also monitor the PMI (formerly called the Purchasing Manager’s Index), as reported by the Institute for Supply Management. Our European and Asian subsidiaries monitor machine tool consumption through various government and trade publications.

We monitor key performance indicators such as days sales outstanding for accounts receivable and inventory turns for the trailing twelve months. We calculate net assets per dollar of revenue to assess our working capital levels. We also monitor operating income and selling, general and administrative expenses as a percentage of sales and service fees.

RESULTS OF OPERATIONS

Three Months Ended January 31, 2005 Compared to Three Months Ended January 31, 2004

For the first quarter of fiscal 2005, we reported net income of $3.0 million, or $.48 per share, compared to $669,000, or $.12 per share, for the corresponding period one year ago. We attribute our improved results to the substantial increase in our sales of computerized machine tools and, to a lesser extent, the benefits of stronger European currencies in relation to the U.S. dollar.

Sales and Service Fees. Sales and service fees for the first quarter of fiscal 2005 were the highest in the company’s 26 year history and totaled $30.2 million, an increase of $7.5 million, or 33%, from the amount reported for the first fiscal quarter of 2004. The increase in sales is attributed to increased unit sales at all geographic regions and the favorable effects of translating foreign sales into U.S. dollars for financial reporting purposes. As noted below, approximately 62% of our sales were derived from the European markets. The weighted average exchange rate between the Euro and the U.S. dollar during the first quarter of fiscal 2005 was $1.32 per €1.00, as compared to $1.22 per €1.00 for the first quarter of fiscal 2004, an increase of 8%. Approximately $1.5 million, or 20%, of the increase in total sales and service fees in the 2005 period was attributable to changes in currency exchange rates.

The following tables set forth net sales (in thousands) by geographic region and product category for the first quarter of 2005 and 2004:

Net Sales and Service Fees by Geographic Region
	January 31,				Increase
	2005		2004		Amount	%
North America	$10,242	33.9%	$7,175	31.6%	$3,067	43%
Europe	18,673	61.7%	14,543	64.0%	4,130	28%
Asia Pacific	1,331	4.4%	1,000	4.4%	331	33%
Total	$30,246	100.0%	$22,718	100.0%	$7,528	33%

Sales and service fees in North America benefited from a 53% increase in unit shipments in the first quarter of 2005 compared to the prior year period. The unit shipment increase was partially due to our lathe product line, which was introduced during the first quarter of 2005. Excluding lathes, unit shipments increased 35% during the first quarter of fiscal 2005 and this increase was not significantly different between our entry-level VM line and our higher performing VMX line.

Sales and service fees in Europe increased $4.1 million, or 28%, in the first quarter of fiscal 2005 compared to the same period one year ago. The increase is attributable to the currency benefit discussed above and a 13% increase in unit shipments. Approximately $1.4 million, or 34% of the increase in European sales and service fees was due to changes in currency exchange rates. The unit increase was consistent among all of our geographic regions in Europe.

The increase in sales and service fees in Asia is the result of increased shipments to China as well as improvements made to our distribution network and selling organization in the region.

Net Sales and Service Fees by Product Category
	January 31,				Increase
	2005		2004		Amount	%

Computerized Machine Tools	$26,133	86.4%	$19,220	84.6%	$6,913	36%
Service Fees, Parts and Other	4,113	13.6%	3,498	15.4%	615	18%
Total	$30,246	100.0%	$22,718	100.0%	$7,528	33%

Consolidated unit sales of computerized machine tools increased 36% in the first quarter of fiscal 2005 compared to the prior year period. Approximately $1.5 million, or 22% of the increase in sales of computerized machine tools was attributable to changes in currency exchange rates. The average net selling price per unit (when measured in local currencies) during the same periods declined 1%. However, when measured using current rates, the average net selling price increased 10% when translating foreign sales for financial reporting purposes.

Orders and Backlog. New order bookings for the first quarter of fiscal 2005 were $26.9 million, an increase of $3.3 million, or 14%, from the $23.5 million reported for the corresponding quarter of fiscal 2004. Approximately $1.2 million, or 37%, of the increase was attributable to changes in currency exchange rates. The increase in orders was primarily generated in the United States while orders in Europe measured in local currencies were slightly below the level of orders in the corresponding period of fiscal 2004. Backlog was $9.6 million at January 31, 2005, compared to $12.7 million at October 31, 2004.

Gross Margin. Gross margin for the first quarter of 2005 was 32.2%, a substantial increase over the 28.7% margin realized in the corresponding 2004 period, due principally to increased sales and the favorable effect of stronger European currencies.

Operating Expenses. Selling, general and administrative expenses during the first quarter of 2005 increased approximately $1.3 million, or 26%, from the amount reported for the 2004 period, due to currency translation effects and the increased commissions to European selling agents associated with the increase in European sales. Selling, general and administrative expenses were 20% of net sales and service fees during the first quarter of fiscal 2005 compared to 22% in the corresponding period in the prior year.

Operating Income. Operating income for the first quarter of fiscal 2005 was a record for Hurco and totaled $3.6 million, or 12% of sales and service fees, compared to $1.6 million, or 7% of sales and service fees in the prior year.

Income Taxes. The provision for income taxes is primarily related to the earnings of two foreign subsidiaries. In the United States and certain other foreign jurisdictions, we have net operating loss carryforwards and business tax credits (collectively referred to as “tax benefits”) for which we have a 100% valuation reserve at January 31, 2005. The effective tax rate in fiscal 2005 was significantly lower than the amount reported in the prior year due to increased earnings in jurisdictions with tax benefits, primarily the United States. The established valuation reserve is reviewed each quarter for propriety. It was not adjusted in the first quarter of fiscal 2005 as the level of domestic taxable earnings prior to expiration of net operating losses remains uncertain.

LIQUIDITY AND CAPITAL RESOURCES

At January 31, 2005, we had cash and cash equivalents of $11.3 million, compared to $8.5 million at October 31, 2004. Cash generated from operations totaled $2.9 million for the quarter ended January 31, 2005, compared to $3.5 million in the prior year period.

Working capital, excluding short-term debt, was $31.8 million at January 31, 2005, compared to $26.7 million at October 31, 2004. During the first quarter of fiscal 2005, cash flow from operations was unfavorably affected by a $1.5 million increase in inventory, which was partially offset by an approximate $900,000 decrease in accounts receivable. The increase in inventory was the result of an increase in production at our principal manufacturing facility in Taiwan, which was disproportionate to the increase in our machine sales. We have moderately reduced our machine production and expect inventory levels to decline in the third quarter of fiscal 2005. Accounts receivable decreased, despite the increase in sales, due to sales occurring fairly evenly throughout the first quarter of fiscal 2005 compared to a greater percentage of sales occurring in the final month of the fourth quarter of 2004. We expect our working capital requirements to continue to increase in fiscal 2005, as our sales increase.

Capital investments during the first quarter included approximately $350,000 for enterprise resource planning software in the United States and normal expenditures for software development projects and purchases of equipment. We funded these expenditures with cash flow from operations.

Total debt at January 31, 2005 was $4.4 million, representing 9% of capitalization, which totaled $48.5 million, compared to $4.6 million, or 11% of capitalization, at October 31, 2004. Total debt primarily consists of the outstanding balance of a term loan secured by our Indianapolis facility. We were in compliance with all loan covenants and had unused credit availability of $11.3 million at January 31, 2005. We believe that cash flow from operations and borrowings available to us under our credit facilities will be sufficient to meet our anticipated cash requirements for the balance of fiscal 2005.

NEW ACCOUNTING PRONOUCEMENTS

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

CRITICAL ACCOUNTING POLICIES

Our accounting policies, which are described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2004, require our management to make significant estimates and assumptions using information available at the time the estimates are made. These estimates and assumptions significantly affect various reported amounts of assets, liabilities, revenues and expenses. If our future experience differs materially from these estimates and assumptions, our results of operations and financial condition could be affected. There were no material changes to our critical accounting policies during the first quarter of 2005.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

There have been no material changes from the information provided in our Annual Report on Form 10-K for the fiscal year ended October 31, 2004.

OFF BALANCE SHEET ARRANGEMENTS

From time to time, our German subsidiary guarantees third party lease financing residuals in connection with the sale of certain machines in Europe. At January 31, 2005 there were 31 third party guarantees totaling approximately $1.8 million. A retention of title clause allows this subsidiary to recover the machine if the customer defaults on its lease. We believe that the proceeds available from liquidation of the machine would cover any payments required under the guarantee.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Interest on our bank borrowings is affected by changes in prevailing U.S. and European interest rates. At January 31, 2005, there were no outstanding borrowings under our bank credit facilities. The remaining outstanding indebtedness of $4.4 million is at a fixed rate of interest.

Foreign Currency Exchange Risk

In the first quarter of fiscal 2005, approximately 70% of our sales and service fees were derived from foreign markets. All of our computerized machine tools and computer numerical control systems, as well as certain proprietary service parts, are sourced by our U.S.-based engineering and manufacturing division and re-invoiced to our foreign sales and service subsidiaries, primarily in their functional currencies.

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

Forward contracts for the sale or purchase of foreign currencies as of January 31, 2005 which are designated as cash flow hedges under SFAS No. 133 were as follows:

	Notional Amount	Weighted Avg.	Contract Amount at Forward Rates in U.S. Dollars
Forward Contracts	in Foreign Currency	Forward Rate	Contract Date	January 31, 2005	Maturity Dates
Sale Contracts:
Euro	27,350,000	1.2801	35,010,735	35,903,154	February 2005-October 2006
Sterling	1,950,000	1.7794	3,469,830	3,641,951	February 2005-November 2005
Purchase Contracts:
New Taiwan Dollar	700,000,000	33.21*	21,078,375	22,204,283	February 2005-November 2005

*NT Dollars per U.S. Dollar

Forward contracts for the sale or purchases of foreign currencies as of January 31, 2005, which were entered into to protect against the effects of foreign currency fluctuations on receivables and payables denominated in foreign currencies were as follows:

			Contract Amount at Forward Rates in U.S. Dollars
Forward Contracts	Notional Amount in Foreign Currency	Weighted Avg. Forward Rate	Contract Date	January 31, 2005	Maturity Dates
Sale Contracts:
Euro	7,206,431	1.3204	9,515,371	9,395,086	February 2005-April 2005
Singapore Dollar	5,873,230	0.6016	3,533,408	3,594,312	February 2005-May 2005
Sterling	826,126	1.8871	1,558,982	1,551,384	February 2005-March 2005
Purchase Contracts:
New Taiwan Dollar	80,000,000	31.78*	2,517,110	2,513,086	February 2005

* NT Dollars per U.S. Dollar

Item 4. CONTROLS AND PROCEDURES

We carried out an evaluation under the supervision and with participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2005 pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of the evaluation date.

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended January 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

We are involved in various claims and lawsuits arising in the normal course of business. We believe it is remote that any of these claims will have a material adverse effect on our consolidated financial position or results of operations.

Item 6. EXHIBITS

3.1	Amended and Restated By-Laws of the Registrant. (incorporated by reference to Exhibit to the Registrant's Current Report on Form 8-K filed January 11, 2005).
10.1
First Amendment to Third Amended and Restated Credit Agreement dated October 26, 2004 between the Registrant and Bank One, N.A. (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed November 1, 2004).

10.2
Supplemental Facility Agreement to Revolving Credit Facility and Overdraft Facility dated October 26, 2004 between Hurco Europe Limited and Bank One, N.A. (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed November 1, 2004).

10.3	Separation and Release Severance Agreement between the Registrant and Roger J. Wolf (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed November 24, 2004).
10.4	Amendment to Split-Dollar Insurance Agreement between Registrant and Roger J. Wolf (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed November 24, 2004).
11	Statement re: computation of per share earnings.
31.1	Certification by the Chief Executive Officer, pursuant to Rule 13a-15(b) under the Securities and Exchange Act of 1934, as amended.
31.2	Certification by the Chief Financial Officer, pursuant to Rule 13a-15(b) under the Securities and Exchange Act of 1934, as amended.
32.1	Certification by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HURCO COMPANIES, INC.

By: /s/ Stephen J. Alesia
Stephen J. Alesia
Vice President and
Chief Financial Officer

By: /s/ Sonja K. McClelland
Sonja K. McClelland
Corporate Controller and
Principal Accounting Officer

March 9, 2005