Form 10-Q
period 2005-04-30
HURCO COMPANIES INC
filed 2005-06-08
CIK 315374

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended April 30, 2005 or
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
Yes ☐ No ☒

The number of shares of the Registrant's common stock outstanding as of June 1, 2005 was 6,201,920.

 HURCO COMPANIES, INC.
April 2005 Form 10-Q Quarterly Report

Table of Contents

Part I - Financial Information

Part II - Other Information

Item 1.	Legal Proceedings	19

Item 4.	Submission of Matters to a Vote of Security Holders	19

Item 6.	Exhibits	20

Signatures		21

PART I - FINANCIAL INFORMATION

Item 1. CONDENSED FINANCIAL STATEMENTS

HURCO COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	April 30		April 30
	2005	2004	2005	2004
	(unaudited)		(unaudited)

Sales and service fees	$30,990	$24,255	$61,236	$46,973

Cost of sales and service	20,223	16,842	40,729	33,029

Gross profit	10,767	7,413	20,507	13,944

Selling, general and administrative expenses	6,363	5,127	12,550	10,054

Operating income	4,404	2,286	7,957	3,890

Interest expense	86	117	169	261

Variable options expense	--	67	--	322

Other income (expense), net	(238)	23	(309)	(147)

Income before taxes	4,080	2,125	7,479	3,160

Provision for income taxes	781	388	1,150	754

Net income	$3,299	$1,737	$6,329	$2,406

Earnings per common share

Basic	$0.53	$0.31	$1.03	$0.43
Diluted	$0.52	$0.29	$1.00	$0.41

Weighted average common shares outstanding

Basic	6,193	5,695	6,131	5,641
Diluted	6,370	5,976	6,307	5,838

The accompanying notes are an integral part of the condensed consolidated financial statements.

HURCO COMPANIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
(Dollars in thousands)

	April 30	October 31
	2005	2004
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$11,669	$8,249
Cash - restricted	--	277
Accounts receivable	18,195	17,337
Inventories	33,828	28,937
Other	3,494	1,672
Total current assets	67,186	56,472

Property and equipment:
Land	761	761
Building	7,218	7,205
Machinery and equipment	12,880	12,106
Leasehold improvements	712	676
	21,571	20,748
Less accumulated depreciation and amortization	(13,003)	(12,512)
	8,568	8,236

Software development costs, less amortization	3,098	2,920
Investments and other assets	5,825	5,818
	$84,677	$73,446

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$20,189	$18,361
Accrued expenses	11,493	11,447
Current portion of long-term debt	321	317
Total current liabilities	32,003	30,125

Non-current liabilities:
Long-term debt	4,074	4,283
Deferred credits and other obligations	354	583
Total liabilities	36,431	34,991

Shareholders’ equity:
Preferred stock: no par value per share; 1,000,000 shares
authorized; no shares issued	--	--
Common stock: no par value; $.10 stated value per share;
12,500,000 shares authorized, 6,201,920 and 6,019,594 shares
issued, respectively	620	602
Additional paid-in capital	47,487	46,778
Retained earnings (Accumulated deficit)	2,887	(3,442)
Accumulated other comprehensive income	(2,748)	(5,483)
Total shareholders’ equity	48,246	38,455
	$84,677	$73,446

The accompanying notes are an integral part of the condensed consolidated financial statements.

HURCO COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollars in thousands)
	Three Months Ended		Six Months Ended
	April 30		April 30
	2005	2004	2005	2004
	(unaudited)		(unaudited)
Cash flows from operating activities:
Net income	$3,299	$1,737	$6,329	$2,406
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Equity income of affiliates	(154)	(92)	(87)	(92)
Depreciation and amortization	305	310	622	641
Change in assets and liabilities:
Increase in accounts receivable	(1,626)	(2,254)	(743)	(1,620)
Increase in inventories	(2,455)	(1,775)	(3,942)	(1,407)
Increase in accounts payable	663	1,718	819	5,817
Increase (decrease) in accrued expenses	603	1,133	530	(1,372)
Other	144	(477)	117	(575)
Net cash provided by operating activities	779	300	3,645	3,798

Cash flows from investing activities:
Purchase of property and equipment	(254)	(147)	(740)	(354)
Software development costs	(198)	(372)	(335)	(636)
Change in restricted cash	--	1,092	277	622
Other investments	48	9	(6)	(37)
Net cash provided by (used for) investing activities	(404)	582	(804)	(405)

Cash flows from financing activities:
Advances on bank credit facilities	350	6,142	4,700	19,260
Repayment of bank credit facilities	(350)	(7,199)	(4,851)	(22,828)
Repayment on first mortgage	(30)	(26)	(59)	(53)
Repayment of term debt	--	--	--	(337)
Proceeds from exercise of common stock options	64	953	727	1,291
Net cash provided by (used for) financing activities	34	(130)	517	(2,667)

Effect of exchange rate changes on cash	(43)	(163)	62	178

Net increase in cash and cash equivalents	366	589	3,420	904

Cash and cash equivalents at beginning of period	11,303	5,604	8,249	5,289

Cash and cash equivalents at end of period	$11,669	$6,193	$11,669	$6,193

The accompanying notes are an integral part of the condensed consolidated financial statements.

HURCO COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
For the six months ended April 30, 2005 and 2004

	Common Stock
	Shares Issued & Outstanding	Amount	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
			(Dollars in thousands)

Balances, October 31, 2003	5,575,987	$557	$44,695	$(9,711)	$(6,800)	$28,741

Net income	--	--	--	2,406	--	2,406
Translation of foreign currency financial statements	--	--	--	--	469	469
Unrealized gain on derivative instruments	--	--	--	--	440	440
Comprehensive Income	--	--	--	--	--	3,315
Exercise of common stock options	250,940	26	1,265	--	--	1,291

Balances, April 30, 2004	5,826,927	$ 583	$ 45,960	$ (7,305)	$ (5,891)	$ 33,347

Balances, October 31, 2004	6,019,594	$ 602	$ 46,778	$ (3,442)	$ (5,483)	$ 38,455

Net income	--	--	--	6,329	--	6,329
Translation of foreign currency financial statements	--	--	--	--	402	402
Unrealized gain on derivative instruments	--	--	--	--	2,333	2,333
Comprehensive income	--	--	--	--	--	9,064
Exercise of common stock options	182,326	18	709	--	--	727

Balances, April 30, 2005	6,201,920	$ 620	$ 47,487	$ 2,887	$ (2,748)	$ 48,246

The accompanying notes are an integral part of the condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	GENERAL

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

The condensed financial information as of April 30, 2005 and for the three and six months ended April 30, 2005 and April 30, 2004 is unaudited; however, in our opinion, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results and financial position for the interim periods. We suggest that you read these condensed consolidated financial statements in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended October 31, 2004.

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

At April 30, 2005, we had $607,000 of net gains related to cash flow hedges deferred in Accumulated Other Comprehensive Income. Of this amount, $829,000 represents unrealized gains related to future cash flow hedge instruments that remain subject to currency fluctuation risk. These deferred gains will be recorded as an adjustment to Cost of Sales in the periods through October 2006, in which the sale of the related hedged item is recognized, as described above. Net losses on cash flow hedge instruments which we reclassified from Other Comprehensive Income to Cost of Sales in the quarters ended April 30, 2005 and 2004 were $212,000 and $598,000, respectively.

We also enter into foreign currency forward exchange contracts to protect against the effects of foreign currency fluctuations on receivables and payables denominated in foreign currencies. These derivative instruments are not designated as hedges under Statement of Financial Accounting Standards No. 133, “Accounting Standards for Derivative Instruments and Hedging Activities” (SFAS 133), and, as a result, changes in fair value are reported currently as Other Income (Expense), Net in the Consolidated Statement of Operations consistent with the transaction gain or loss on the related foreign denominated receivable or payable. Such net transaction losses were $334,000 and $21,000 for the quarters ended April 30, 2005 and 2004, respectively.

3.	STOCK OPTIONS

At April 30, 2005, we had two stock-based compensation plans for employees and non-employee directors, which are described more fully in the notes to the consolidated financial statements included in our 2004 annual report on Form 10-K. We account for those plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. No stock based compensation cost is reflected in net earnings related to those plans, except for certain non-qualified options subject to variable plan accounting, as all stock options granted had exercise prices equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock Based Compensation,” to the above plans.

	3 Months Ended April 30		6 Months Ended April 30
	2005	2004	2005	2004
(dollars in thousands, except per share data)
Net income, as reported	$3,299	$1,737	$6,329	$2,406

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(6)	(24)	(12)	(48)

Pro forma net income	$3,293	$1,713	$6,317	$2,358

Earnings per share:

Basic as reported	$0.53	$0.31	$1.03	$0.43
Basic pro forma	0.53	0.30	1.03	0.42

Diluted as reported	$0.52	$0.29	$1.00	$0.41
Diluted pro forma	0.52	0.29	1.00	0.40

4.	EARNINGS PER SHARE

Basic and diluted earnings per common share are based on the weighted average number of our shares of common stock outstanding. Diluted earnings per common share give effect to outstanding stock options using the treasury method. The impact of stock options for the three months ended April 30, 2005 and 2004 was 177,000 and 281,000, respectively.

5.	ACCOUNTS RECEIVABLE

The allowance for doubtful accounts was $755,000 as of April 30, 2005 and $723,000 as of October 31, 2004.

6.	INVENTORIES

Inventories, priced at the lower of cost (first-in, first-out method) or market, are summarized below (in thousands):

	April 30, 2005	October 31, 2004
Purchased parts and sub-assemblies	$5,294	$4,714
Work-in-process	5,661	5,148
Finished goods	22,873	19,075
	$33,828	$28,937

7.	SEGMENT INFORMATION

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

A rollforward of the severance accrual follows (in thousands):

	Balance	Provision	Charges to	Balance
Description	10/31/2004	(Credit)	Accrual	4/30/2005
Severance costs	$465	--	$217	$248
Total	$465	--	$217	$248

9.	GUARANTEES

From time to time, our European subsidiaries guarantee third party lease financing residuals in connection with the sale of certain machines in Europe. At April 30, 2005 there were 34 third party guarantees totaling approximately $1.8 million. A retention of title clause allows us to obtain the machine if the customer defaults on its lease. We believe that the proceeds obtained from liquidation of the machine would exceed our exposure.

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

A reconciliation of the changes in our warranty reserve is as follows (in thousands):

Warranty Reserve
Balance at October 31, 2004	$1,750
Provision for warranties during the period	893
Charges to the accrual	(819)
Impact of foreign currency translation	37
Balance at April 30, 2005	$1,861

10.	NEW ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued Statement No. 123R, “Share Based Payment”, that requires companies to expense the value of employee stock options and similar awards for interim and annual periods beginning after December 15, 2005 and applies to all outstanding and unvested stock-based awards at a company’s adoption date. The adoption of this standard will not have a material effect on the Consolidated Financial Statements.

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

OVERVIEW

Hurco Companies, Inc. is an industrial technology company. We design and produce computerized machine tools, featuring our proprietary computer control systems and software, for sale through our own distribution network to the worldwide metal working market. We also provide software options, control upgrades, accessories and replacement parts for our products, as well as customer service and training support.

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

The machine tool industry is highly cyclical and changes in demand can occur abruptly. From 1998 through the third quarter of fiscal 2003, we experienced the adverse effects of a significant decline in global demand. We have introduced new product models beginning in late fiscal 2002 and throughout fiscal 2003 and 2004. When worldwide manufacturing activity, along with demand for machine tools, increased in late fiscal 2003, our sales increased significantly. Those trends were continued through the second quarter of fiscal 2005. As a result, we reported our highest amounts for sales and service fees and new order bookings.

Approximately 80% of worldwide demand for machine tools (measured in U.S. dollars) comes from outside the United States. During the second quarter of fiscal 2005, approximately 68% of our sales and service fees were attributable to customers located abroad. Our sales to foreign customers are denominated, and payments by those customers are made, in the prevailing currencies—primarily the Euro and Pound Sterling—in the countries in which those customers are located, and our product costs are incurred and paid primarily in the New Taiwan Dollar and U.S. dollars. Changes in currency exchange rates can have a material effect on our operating results when sales made and expenses incurred in foreign currencies are translated to U.S. dollars for financial reporting purposes. For example, when a foreign currency increases in value relative to the U.S. dollar, sales made (and expenses incurred) in that currency, when translated to U.S. dollars for reporting in our financial statements, are higher than would be the case when that currency has a lower value relative to the U.S. dollar. For this reason, in our comparison of period-to-period results, we customarily set forth not only the increases or decrease in those results as reported in our financial statements (which reflect translation to U.S. dollars at actual prevailing exchange rates), but also the impact of foreign currency-denominated revenue or expense translated to U.S. dollars at the same rate of exchange in both periods.

Although our high levels of foreign manufacturing and sales also subject us to cash flow risks due to fluctuating currency exchange rates, we mitigate those risks through the use of various hedging instruments - principally foreign currency forward exchange contracts.

The volatility of demand for machine tools can significantly impact our working capital requirements and, therefore, our cash flow from operations and operating profits. Because our products are manufactured in Taiwan, manufacturing and ocean transportation lead times require that we schedule machine tool production based on forecasts of customer orders for a future period of four or five months. We monitor market and order activity levels and rebalance our future production schedules to changes in demand. Nevertheless a significant unexpected decline in customer orders from forecasted levels would temporarily increase finished goods inventories and our need for working capital.

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

RESULTS OF OPERATIONS

Three Months Ended April 30, 2005 Compared to Three Months Ended April 30, 2004

For the second quarter of fiscal 2005, we reported net income of $3.3 million, or $.52 per share, compared to $1.7 million, or $.29 per share, for the corresponding period one year ago.

Sales and Service Fees. Sales and service fees for the second quarter of fiscal 2005 were the highest in our history and totaled $31.0 million, an increase of $6.7 million (28%) from the $24.3 million reported for the second fiscal quarter of 2004. The increased sales reflected an improvement in industry demand and the continuing popularity of our newer machine tool products, which represented 70% of all units shipped during the quarter.

As noted below, approximately 62% of our sales and service fees in the second quarter of fiscal 2005 were derived from European markets. The weighted average exchange rate between the Euro and the U.S. dollar during the second quarter of fiscal 2005 was $1.30 per €1.00, as compared to $1.22 per €1.00 for the second quarter of fiscal 2004, an increase of 7%. Approximately $1.2 million (18%) of the increase in total sales and service fees was attributable to changes in foreign currency exchange rates when sales denominated in foreign currencies are translated to U.S. dollars for financial reporting purposes.

The following tables set forth sales and service fees by geographic region and product category for the second quarter of 2005 and 2004:

Sales and Service Fees by Geographic Region (dollars are in thousands)

	Three Months Ended April 30,				Increase (Decrease)
	2005		2004		Amount	%
North America	$9,817	32%	$7,162	29%	$2,655	37%
Europe	19,327	62%	15,169	63%	4,158	27%
Asia Pacific	1,846	6%	1,924	8%	(78)	(4%)
Total	$30,990	100%	$24,255	100%	$6,735	28%

Sales and service fees in North America benefited from a 47% increase in unit sales. The lathe product line, which was introduced in the fourth quarter of fiscal 2004, contributed approximately $1.1 million, or 41% of the increase in sales and service fees. Excluding the lathes, unit sales increased 23% in the second quarter of fiscal 2005 compared to the prior year.

The 27% increase in sales and service fees in Europe reflected an 18% increase in unit sales and the previously discussed impact of stronger European currencies relative to the U.S. Approximately $1.1 million (27%) of the increase in European sales and service fees was attributable to changes in currency exchange rates.

Sales and Service Fees by Product Category (dollars are in thousands)

	Three Months Ended April 30,				Increase
	2005		2004		Amount	%
Computerized Machine Tools	$26,316	85%	$20,224	83%	$6,092	30%
Service Fees, Parts and Other	4,674	15%	4,031	17%	643	16%
Total	$30,990	100%	$24,255	100%	$6,735	28%

Unit sales of computerized machine tools increased 27% in the second quarter of fiscal 2005 compared to the prior year period. Approximately $1.1 million (18%) of the increase was due to changes in currency exchange rates. Sales of lathes contributed $1.4 million, (23%) of the increase in sales of computerized machine tools. Sales of computerized machine tools also benefited from an approximate 2% increase in the average net selling price per unit, when measured in local currencies.

Orders and Backlog. New order bookings for the second quarter of fiscal 2005 were also the highest in our history and totaled $32.9 million, an increase of $10.6 million (47%) from the $22.3 million reported for the corresponding quarter of fiscal 2004. Approximately $1.3 million (12%) of the increase was attributable to changes in currency exchange rates. The dollar value of orders increased in the United States and Europe by 49% and 61%, respectively. Approximately $1.3 million (12%) of the increase in orders was attributable to the lathe product line. Backlog was $11.5 million at April 30, 2005, compared to $9.6 million at January 31, 2005 and $12.7 million at October 31, 2004.

Gross Margin. Gross margin for the second quarter of 2005 was 34.7%, an increase over the 30.6% margin realized in the corresponding 2004 period, due principally to increased sales of computerized machine tools and the favorable effects of stronger European currencies.

Operating Expenses. Selling, general and administrative expenses during the second quarter of 2005 increased approximately $1.2 million (24%) from the amount reported for the 2004 period. The increases are primarily the result of an approximate $200,000 increase due to currency translation effects, a $500,000 increase in selling and marketing expenses and a $300,000 increase in research and development spending.

Operating Income. Operating income for the second quarter of fiscal 2005 was a record for Hurco and totaled $4.4 million, or 14% of sales and service fees, compared to $2.3 million, or 9% of sales and service fees in the prior year.

Other Expense. Other expense consists of approximately $330,000 of exchange losses in payables and receivables denominated foreign currencies, primarily the NT Dollar, due to timing differences between the hedge contract period and when the payables and receivables were recorded. These losses were partially offset by approximately $150,000 in gains from our two affiliates accounted for using the equity method.

Income Tax Expense. The provision for income taxes is related to the earnings of two foreign subsidiaries. In the United States and certain other foreign jurisdictions, we have net operating loss carryforwards for which we have a 100% valuation reserve at April 30, 2005. The provision for income tax increased in the second fiscal quarter of 2005 because of increased earnings recorded by our taxable foreign subsidiaries.

Six Months Ended April 30, 2005 Compared to Six Months Ended April 30, 2004

For the first half of fiscal 2005, we reported net income of $6.3 million or $1.00 per share, compared to $2.4 million, or $.41 per share, for the prior year period.

Sales and Service Fees. Sales and service fees for the first half of fiscal 2005 were $61.2 million, an increase of $14.3 million (30%) from the $47.0 million reported for the first half of 2004. The increased sales reflected an improvement in industry demand and the continuing popularity of our newer machine tool products, which represented 67% of all units shipped during the first half.

Approximately 62% of our sales and service fees in the first half of fiscal 2005 were derived from European markets. The weighted average exchange rate between the Euro and the U.S. dollar during the first half of fiscal 2005 was $1.31 per €1.00, as compared to $1.22 per €1.00 for the first half of fiscal 2004, an increase of 7%. Approximately $2.7 million (19%) of the increase in sales and service fees was attributable to changes in currency exchange rates.

The following tables set forth sales and service fees by geographic region and product category for the first half of 2005 and 2004:

Sales and Service Fees by Geographic Region (dollars are in thousands)

	Six Months Ended April 30,				Increase
	2005		2004		Amount	%
North America	$20,059	33%	$14,337	31%	$5,722	40%
Europe	38,001	62%	29,712	63%	8,289	28%
Asia Pacific	3,176	5%	2,924	6%	252	9%
Total	$61,236	100%	$46,973	100%	$14,263	30%

Sales and service fees in North America benefited approximately $1.9 million from the sale of lathe units and a 30% increase in unit sales of our machining centers. These increases are attributable to new product models introduced beginning in late fiscal 2002 and throughout fiscal 2003 and 2004 as well as an approximate 18% increase in machine tool consumption in the United States. Sales and service fees in North America also benefited from a $450,000 increase in service parts.

The 28% increase in our sales and service fees in Europe is the result of a 15% increase in unit sales and currency translation. Approximately $2.6 million (31%) of the increase in European sales and service fees was attributable to changes in currency exchange rates.

Sales and Service Fees by Product Category (dollars are in thousands)

	Six Months Ended April 30,				Increase
	2005		2004		Amount	%
Computerized Machine Tools	$52,449	86%	$39,444	84%	$13,005	33%
Service Fees, Parts and Other	8,787	14%	7,529	16%	1,258	17%
Total	$61,236	100%	$46,973	100%	$14,263	30%

Unit sales of our computerized machine tools increased 29% in the first half of fiscal 2005 compared to the prior year period. Approximately $2.4 million (19%) of the increase in machine tool sales was due to changes in currency exchange rates. Sales of lathes contributed approximately $2.2 million (17%) of the increase in computerized machine tools. Sales of computerized machine tools also benefited from an approximate 2% increase in our average net selling price per unit, when measured in local currencies.

Sales of service fees, parts and other increased approximately $1.3 million (17%) in the first half of fiscal 2005 compared to the prior year. The increase was due primarily to a $700,000 (17%) increase in sales of service parts and a $205,000 (21%) increase in software sales.

Orders and Backlog. New order bookings for the first half of fiscal 2005 were $59.8 million, an increase of $13.9 million (30%) from the $45.9 million reported for the first half of fiscal 2004. New order bookings increased in the United States and Europe by $6.0 million (42%) and $8.3 million (30%), respectively. Approximately $2.4 million (29%) of the reported increase in new order bookings in Europe was attributable to the changes in currency exchange rates.

Gross Margin. Gross margin for the first half of fiscal 2005 was 33.5%, an increase over the 29.7% margin realized in the corresponding 2004 period, due principally to increased sales of computerized machine tools and the favorable effects of stronger European currencies.

Operating Expenses. Selling, general and administrative expenses during the first half of 2005 increased approximately $2.5 million (25%) from the amount reported for the 2004 period. The increases are primarily the result of an approximate $400,000 increase due to currency translation effects, a $1.5 million increase in selling and marketing expenses and a $500,000 increase in research and development spending.

Operating Income. Operating income for the first half of fiscal 2005 was $8.0 million, or 13% of sales and service fees, compared to $3.9 million, or 8% of sales and service fees in the prior year.

Other Expense. Other expense primarily consists of approximately $350,000 of exchange losses in payables and receivables denominated foreign currencies, primarily the NT Dollar, due to timing differences between the hedge contract period and when the payable and receivables were recorded. These losses were partially offset by approximately $90,000 in gains from our two affiliates accounted for using the equity method.

Variable option expense of $322,000 reported in fiscal 2004 is related to certain stock options that were subject to variable plan accounting. The stock options subject to variable plan accounting have all been exercised and no additional variable option expense is expected.

Income Tax Expense. The provision for income taxes is related to the earnings of two foreign subsidiaries. In the United States and certain other foreign jurisdictions, we have net operating loss carryforwards for which we have a 100% valuation reserve at April 30, 2005. The provision for income tax increased in fiscal 2005 because of increased earnings from our taxable foreign subsidiaries.

LIQUIDITY AND CAPITAL RESOURCES

At April 30, 2005, we had cash and cash equivalents of $11.7 million compared to $8.5 million at October 31, 2004. Cash generated from operations totaled $3.6 million for the first half of fiscal 2005, compared to $3.8 million in the prior year period.

Working capital, excluding short-term debt, was $35.5 million at April 30, 2005 compared to $26.7 million at October 31, 2004. During the first half of fiscal 2005, cash flow from operations was unfavorably effected by a $3.9 million increase in inventory, which was partially offset by an approximate $800,000 increase in accounts payable. The increase in inventory was the result of an increase in production at our principal manufacturing facility in Taiwan, which was disproportionate to the increase in our machine sales. We have moderately reduced our machine production and expect inventory levels to decline in the last half of fiscal 2005. Accounts payable increased as the result of the increase in inventory. We expect our working capital requirements to continue to increase in fiscal 2005, as sales increase.

Capital investments during the first half included approximately $350,000 for enterprise resource planning software in the United States and normal expenditures for software development projects and purchases of equipment. We funded these expenditures from operating cash flow.

Total debt at April 30, 2005 was $4.4 million, representing 8% of capitalization, which totaled $52.6 million, compared to $4.6 million, or 11% of capitalization, at October 31, 2004. Total debt primarily consists of the outstanding balance of a term loan secured by our Indianapolis facility. We were in compliance with all loan covenants and had unused credit availability of $11.0 million at April 30, 2005. We believe that cash flow from operations and borrowings available under our credit facilities will be sufficient to meet our anticipated cash requirements for the balance of fiscal 2005 and fiscal 2006.

CRITICAL ACCOUNTING POLICIES

Our accounting policies, which are described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2004, require management to make significant estimates and assumptions using information available at the time the estimates are made. These estimates and assumptions significantly affect various reported amounts of assets, liabilities, revenues and expenses. If our future experience differs materially from these estimates and assumptions, our results of operations and financial condition could be affected. There were no material changes to our critical accounting policies during the second quarter of 2005.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

There have been no material changes from the information provided in our Annual Report on Form 10-K for the fiscal year ended October 31, 2004.

OFF BALANCE SHEET ARRANGEMENTS

From time to time, our German subsidiary guarantees third party lease financing residuals in connection with the sale of certain machines in Europe. At April 30, 2005, there were 34 third party guarantees totaling approximately $1.8 million. A retention of title clause allows our German subsidiary to obtain the machine if the customer defaults on its lease. We believe that the proceeds obtained from liquidation of the machine would cover any payments required under the guarantee.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Interest on our bank borrowings and economic development bond are affected by changes in prevailing U.S. and European interest rates. At April 30, 2005, there were no outstanding borrowings under these credit facilities. The remaining outstanding indebtedness of $4.4 million is at a fixed rate of interest.

Foreign Currency Exchange Risk

In the second quarter of fiscal 2005, approximately 68% of our sales and service fees were derived from foreign markets. All of our computerized machine tools and computer numerical control systems, as well as certain proprietary service parts, are sourced by our U.S.-based engineering and manufacturing division and re-invoiced to our foreign sales and service subsidiaries, primarily in their functional currencies.

Our products are manufactured primarily in Taiwan, to our specifications, by our wholly owned subsidiary and an affiliate. The predominant portion of our exchange rate risk associated with product costs relates to the New Taiwan Dollar.

We enter into forward foreign exchange contracts from time to time to hedge the cash flow risk related to forecast inter-company sales, and forecast inter-company and third-party purchases denominated in, or based on, foreign currencies. We also enter into foreign currency forward exchange contracts to hedge against the effects of foreign currency fluctuations on receivables and payables denominated in foreign currencies. We do not speculate in the financial markets and, therefore, do not enter into these contracts for trading purposes.

Forward contracts for the sale or purchase of foreign currencies as of April 30, 2005 which are designated as cash flow hedges under SFAS No. 133 were as follows:

	Notional Amount	Weighted Avg.	Contract Amount at Forward Rates in U.S. Dollars
Forward Contracts	in Foreign Currency	Forward Rate	At Date of Contract	April 30, 2005	Maturity Dates
Sale Contracts:
Euro	25,550,000	1.2955	33,100,025	33,181,717	May 2005 - October 2006

Sterling	1,400,000	1.7932	2,510,480	2,657,992	May 2005 - November 2005
Purchase Contracts:
New Taiwan Dollar	670,000,000	32.27*	20,762,318	21,819,646	May 2005 - February 2006

* NT Dollars per U.S. Dollar

Forward contracts for the sale of foreign currencies as of April 30, 2005, which were entered into to protect against the effects of foreign currency fluctuations on receivables and payables denominated in foreign currencies were as follows:

	Notional Amount	Weighted Avg.	Contract Amount at Forward Rates in U.S. Dollars
Forward Contracts	in Foreign Currency	Forward Rate	At Date of Contract	April 30, 2005	Maturity Dates
Sale Contracts:
Euro	5,898,747	1.3008	7,673,090	7,594,664	May 2005 - June 2005

Singapore Dollar	7,083,234	1.6349*	4,332,518	4,336,739	May 2005 - October 2005

Sterling	1,097,781	1.8819	2,065,914	2,089,228	May 2005 - June 2005
Purchase Contracts:
New Taiwan Dollar	267,000,000	31.05*	8,599,034	8,597,373	May 2005 - June 2005

* NT Dollars per U.S. Dollar

Item 4. CONTROLS AND PROCEDURES

We carried out an evaluation under the supervision and with participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2005 pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of the evaluation date.

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended April 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

We are involved in various claims and lawsuits arising in the normal course of business. We believe it is remote that any of these claims will have a material adverse effect on our consolidated financial position or results of operations.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of the shareholders of the Company was held on March 16, 2005. There were two matters submitted to a vote of the shareholders, the election of seven directors to the Board of Directors and the amendment to the Company’s 1997 Stock Option Incentive Plan.

The following table sets forth the results of voting on those matters.

Election of Directors Name	Number of Votes FOR	Number of Votes AGAINST or WITHHELD	Abstentions or Broker Non-Votes
Stephen H. Cooper	5,324,729	611,397	232,961
Robert W. Cruickshank	5,313,859	622,267	232,961
Michael Doar	5,338,633	597,493	232,961
Richard T. Niner	5,339,433	596,693	232,961
O. Curtis Noel	5,296,317	639,809	232,961
Charles E. Mitchell Rentschler	5,335,683	600,443	232,961
Gerald V. Roch	5,336,029	600,097	232,961
Amendment to the Company’s 1997 Stock Option Incentive Plan	3,328,110	514,775	2,326,202

    There are no directors, other than the directors elected at the annual meeting, whose terms of office as directors continued after the annual meeting.

Item 6. EXHIBITS

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

June 8, 2005