Form 10-Q
period 2005-07-31
HURCO COMPANIES INC
filed 2005-09-09
CIK 315374

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended July 31, 2005 or
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
Yes ☒ No __

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes __ No ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes __ No ☒

The number of shares of the Registrant's common stock outstanding as of September 2, 2005 was 6,215,220.

HURCO COMPANIES, INC.
July 2005 Form 10-Q Quarterly Report

Table of Contents

Part I - Financial Information

Part II - Other Information

Item 1.	Legal Proceedings…………………………………...…………………………………...	19

Item 6.	Exhibits…..………………………………………………………………………………	20

Signatures	…………………………………………………………………………………………….	21

PART I - FINANCIAL INFORMATION

Item 1. CONDENSED FINANCIAL STATEMENTS

HURCO COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	July 31		July 31
	2005	2004	2005	2004
	(unaudited)		(unaudited)

Sales and service fees	$29,555	$23,748	$90,791	$70,721

Cost of sales and service	19,692	16,435	60,421	49,464

Gross profit	9,863	7,313	30,370	21,257

Selling, general and administrative expenses	6,637	5,241	19,187	15,295

Operating income	3,226	2,072	11,183	5,962

Interest expense	79	113	248	374

Variable options expense	--	--	--	322

Other income (expense), net	49	28	(260)	(119)

Income before taxes	3,196	1,987	10,675	5,147

Provision for income taxes	317	405	1,467	1,159

Net income	$2,879	$1,582	$9,208	$3,988

Earnings per common share

Basic	$0.46	$0.27	$1.50	$0.70
Diluted	$0.45	$0.25	$1.46	$0.67

Weighted average common shares outstanding

Basic	6,206	5,882	6,156	5,722
Diluted	6,379	6,204	6,325	5,964

The accompanying notes are an integral part of the condensed consolidated financial statements.

HURCO COMPANIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
(Dollars in thousands)

	July 31	October 31
	2005	2004
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$12,907	$8,249
Cash - restricted	--	277
Accounts receivable	17,563	17,337
Inventories	34,217	28,937
Other	4,049	1,672
Total current assets	68,736	56,472

Property and equipment:
Land	761	761
Building	7,240	7,205
Machinery and equipment	12,986	12,106
Leasehold improvements	811	676
	21,798	20,748
Less accumulated depreciation and amortization	(13,103)	(12,512)
	8,695	8,236

Software development costs, less amortization	3,279	2,920
Investments and other assets	5,970	5,818
	$86,680	$73,446

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$18,363	$18,361
Accrued expenses	11,686	11,447
Current portion of long-term debt	323	317
Total current liabilities	30,372	30,125

Non-current liabilities:
Long-term debt	4,042	4,283
Deferred credits and other obligations	394	583
Total liabilities	34,808	34,991

Shareholders’ equity:
Preferred stock: no par value per share; 1,000,000 shares
authorized; no shares issued	--	--
Common stock: no par value; $.10 stated value per share;
12,500,000 shares authorized, 6,213,820 and 6,019,594 shares
issued, respectively	621	602
Additional paid-in capital	47,519	46,778
Retained earnings (Accumulated deficit)	5,766	(3,442)
Accumulated other comprehensive income	(2,034)	(5,483)
Total shareholders’ equity	51,872	38,455
	$86,680	$73,446

The accompanying notes are an integral part of the condensed consolidated financial statements.

HURCO COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollars in thousands)
	Three Months Ended		Nine Months Ended
	July 31		July 31
	2005	2004	2005	2004
	(unaudited)		(unaudited)
Cash flows from operating activities:
Net income	$2,879	$1,582	$9,208	$3,988
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Equity income of affiliates	(170)	(123)	(257)	(215)
Depreciation and amortization	323	291	945	932
Change in assets and liabilities:
(Increase) decrease in accounts receivable	121	417	(622)	(1,203)
Increase in inventories	(935)	(2,816)	(4,877)	(4,223)
Increase (decrease) in accounts payable	(1,437)	1,499	(618)	7,316
Increase (decrease) in accrued expenses	977	81	1,507	(1,291)
Other	270	41	387	(534)
Net cash provided by operating activities	2,028	972	5,673	4,770

Cash flows from investing activities:
Purchase of property and equipment	(422)	(395)	(1,162)	(749)
Software development costs	(259)	(347)	(594)	(983)
Change in restricted cash	--	--	277	622
Other investments	238	(26)	232	(63)
Net cash used for investing activities	(443)	(768)	(1,247)	(1,173)

Cash flows from financing activities:
Advances on bank credit facilities	280	1,047	4,980	20,308
Repayment of bank credit facilities	(278)	(1,401)	(5,129)	(24,229)
Repayment on first mortgage	(28)	(27)	(87)	(80)
Repayment of term debt	--	--	--	(338)
Proceeds from exercise of common stock options	32	547	759	1,838
Net cash provided by (used for) financing activities	6	166	523	(2,501)

Effect of exchange rate changes on cash	(353)	1	(291)	179

Net increase in cash and cash equivalents	1,238	371	4,658	1,275

Cash and cash equivalents at beginning of period	11,669	6,193	8,249	5,289

Cash and cash equivalents at end of period	$12,907	$6,564	$12,907	$6,564

The accompanying notes are an integral part of the condensed consolidated financial statements.

HURCO COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
For the nine months ended July 31, 2005 and 2004

	Common Stock
	Shares Issued & Outstanding	Amount	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
			(Dollars in thousands)

Balances, October 31, 2003	5,575,987	$557	$44,695	$(9,711)	$(6,800)	$28,741

Net income	--	--	--	3,988	--	3,988
Translation of foreign currency financial statements	--	--	--	--	485	485
Unrealized gain on derivative instruments	--	--	--	--	854	854
Comprehensive Income	--	--	--	--	--	5,327
Exercise of common stock options	377,707	38	1,800	--	--	1,838

Balances, July 31, 2004	5,953,694	$595	$46,495	$(5,723)	$(5,461)	$35,906

Balances, October 31, 2004	6,019,594	$602	$46,778	$(3,442)	$(5,483)	$38,455

Net income	--	--	--	9,208	--	9,208
Translation of foreign currency financial statements	--	--	--	--	(554)	(554)
Unrealized gain on derivative instruments	--	--	--	--	4,003	4,003
Comprehensive income	--	--	--	--	--	12,657
Exercise of common stock options	194,226	19	741	--	--	760

Balances, July 31, 2005	6,213,820	$621	$47,519	$5,766	$(2,034)	$51,872

The accompanying notes are an integral part of the condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	GENERAL

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

The condensed financial information as of July 31, 2005 and for the three and nine months ended July 31, 2005 and July 31, 2004 is unaudited; however, in our opinion, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results and financial position for the interim periods. We suggest that you read these condensed consolidated financial statements in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended October 31, 2004.

2.	HEDGING

We enter into foreign currency forward exchange contracts periodically to hedge certain forecast inter-company product sales and inter-company and third party product purchases that will be denominated in foreign currencies (primarily the Pound Sterling, Euro and New Taiwan Dollar). The purpose of these instruments is to mitigate the risk that the U.S. dollar net cash inflows and outflows resulting from sales and purchases denominated in foreign currencies will be adversely affected by changes in exchange rates. These forward contracts have been designated as cash flow hedge instruments, and are recorded in the Condensed Consolidated Balance Sheet at fair value in Other Current Assets and Accrued Expenses. Gains and losses resulting from changes in the fair value of these hedge instruments are deferred in Accumulated Other Comprehensive Income and recognized as an adjustment to Cost of Sales in the period that the sale or purchase of the product that was the subject of the hedged transaction is recognized, thereby providing an offsetting economic impact against the corresponding change in the U.S. dollar value of the inter-company sale or purchase being hedged.

At July 31, 2005, we had $2,278,000 of net gains related to cash flow hedges deferred in Accumulated Other Comprehensive Income. Of this amount, $2,025,000 represents unrealized gains related to future cash flow hedge instruments that remain subject to currency fluctuation risk. These deferred gains will be recorded as an adjustment to Cost of Sales in the periods through October 2006, in which the sale or purchase of the related hedged item is recognized, as described above. Net losses on cash flow hedge instruments which we reclassified from Other Comprehensive Income to Cost of Sales in the quarters ended July 31, 2005 and 2004 were $5,000 and $726,000, respectively.

We also enter into foreign currency forward exchange contracts to protect against the effects of foreign currency fluctuations on receivables and payables denominated in foreign currencies. These derivative instruments are not designated as hedges under Statement of Financial Accounting Standards No. 133, “Accounting Standards for Derivative Instruments and Hedging Activities” (SFAS 133), and, as a result, changes in fair value are reported currently as Other Income (Expense), Net in the Consolidated Statement of Operations consistent with the transaction gain or loss on the related foreign denominated receivable or payable. Such net transaction losses were $114,000 and $12,000 for the quarters ended July 31, 2005 and 2004, respectively.

3.	STOCK OPTIONS

At July 31, 2005, we had two stock-based compensation plans for employees and non-employee directors, which are described more fully in the notes to the consolidated financial statements included in our 2004 annual report on Form 10-K. We account for those plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. No stock based compensation cost is reflected in net earnings related to those plans, except for certain non-qualified options subject to variable plan accounting, as all stock options granted had exercise prices equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock Based Compensation,” to the above plans.

	Three Months Ended July 31		Nine Months Ended July 31
	2005	2004	2005	2004
(dollars in thousands, except per share data)
Net income, as reported	$2,879	$1,582	$9,208	$3,988

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(6)	(24)	(18)	(72)

Pro forma net income	$2,873	$1,558	$9,190	$3,916

Earnings per share:

Basic as reported	$0.46	$0.27	$1.50	$0.70
Basic pro forma	0.46	0.26	1.49	0.68

Diluted as reported	$0.45	$0.25	$1.46	$0.67
Diluted pro forma	0.45	0.25	1.45	0.66

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment”, which is a revision to SFAS No. 123. SFAS 123R requires all share-based payments to employees, including stock options, to be expensed based on their fair values. We have disclosed above the effect on net earnings and earnings per share under SFAS 123. SFAS 123R contains three methodologies for adoption: (1) adopt SFAS 123R on the effective date for interim periods thereafter, (2) adopt SFAS 123R on the effective date for interim periods thereafter and restate prior interim periods included in the fiscal year of adoption under the provisions of SFAS 123, or (3) adopt SFAS 123R on the effective date for interim periods thereafter and restate all prior interim periods under the provisions of SFAS 123. SFAS 123R must be adopted and in the first fiscal year beginning after June 15, 2005. We intend to adopt SFAS 123R on November 1, 2005. We believe that the adoption of SFAS 123R will not have a material effect on the Consolidated Financial Statements.

4.	EARNINGS PER SHARE

Basic and diluted earnings per common share are based on the weighted average number of our shares of common stock outstanding. Diluted earnings per common share give effect to outstanding stock options using the treasury method. The impact of stock options for the three months ended July 31, 2005 and 2004 was 173,000 and 322,000, respectively.

5.	ACCOUNTS RECEIVABLE

The allowance for doubtful accounts was $790,000 as of July 31, 2005 and $723,000 as of October 31, 2004.

6.	INVENTORIES

Inventories, priced at the lower of cost (first-in, first-out method) or market, are summarized below (in thousands):
	July 31, 2005	October 31, 2004
Purchased parts and sub-assemblies	$6,066	$4,714
Work-in-process	5,918	5,148
Finished goods	22,233	19,075
	$34,217	$28,937

7.	SEGMENT INFORMATION

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

A rollforward of the severance accrual follows (in thousands):

	Balance	Provision	Charges to	Balance
Description	10/31/2004	(Credit)	Accrual	7/31/05
Severance costs	$465	--	$273	$192
Total	$465	--	$273	$192

9.	GUARANTEES

From time to time, our European subsidiaries guarantee third party lease financing residuals in connection with the sale of certain machines in Europe. At July 31, 2005 there were 36 third party guarantees totaling approximately $1.6 million. A retention of title clause allows us to obtain the machine if the customer defaults on its lease. We believe that the proceeds obtained from liquidation of the machine would exceed our exposure.

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

A reconciliation of the changes in our warranty reserve is as follows (in thousands):

Warranty Reserve
Balance at October 31, 2004	$1,750
Provision for warranties during the period	1,521
Charges to the accrual	(1,320)
Impact of foreign currency translation	(39)
Balance at July 31, 2005	$1,912

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto appearing elsewhere herein. Certain statements made in this report, including our expectations regarding capital expenditures working capital and expected cash flows, may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors include, among others, changes in general economic and business conditions that affect market demand for machines tools, changes in manufacturing markets, adverse currency movements, innovations by competitors, quality and delivery performance by our foreign subsidiaries and affiliates and component suppliers, and governmental actions and initiatives including import and export restrictions and tariffs.

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

The machine tool industry is highly cyclical and changes in demand can occur abruptly. From 1998 through the third quarter of fiscal 2003, we experienced the adverse effects of a significant decline in global demand. We introduced new product models beginning in late fiscal 2002 and continuing through fiscal 2004. When worldwide manufacturing activity, along with demand for machine tools, increased in late fiscal 2003, our sales increased significantly. Those trends have continued through the third quarter of fiscal 2005.

Approximately 80% of worldwide demand for machine tools (measured in U.S. dollars) comes from outside the United States. During the third quarter of fiscal 2005, approximately 66% of our sales and service fees were attributable to customers located abroad. Our sales to foreign customers are denominated, and payments by those customers are made, in the prevailing currencies—primarily the Euro and Pound Sterling—in the countries in which those customers are located, and our product costs are incurred and paid primarily in the New Taiwan Dollar and U.S. dollars. Changes in currency exchange rates can have a material effect on our operating results when sales made and expenses incurred in foreign currencies are translated to U.S. dollars for financial reporting purposes. For example, when a foreign currency increases in value relative to the U.S. dollar, sales made (and expenses incurred) in that currency, when translated to U.S. dollars for reporting in our financial statements, would be higher than would be the case when that currency has a lower value relative to the U.S. dollar. For this reason, in our comparison of period-to-period results, we customarily set forth not only the increases or decrease in those results as reported in our financial statements (which reflect translation to U.S. dollars at actual prevailing exchange rates), but also the impact of foreign currency-denominated revenue or expense translated to U.S. dollars at the same rate of exchange in both periods. Foreign currency translation had no impact on the third quarter results compared to the prior year, as exchange rates were not significantly different during the period. Foreign currency translation did have a significant impact on the nine months year to date results because there was a material difference in exchange rates during the first six months of fiscal 2005 compared to the prior year.

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

RESULTS OF OPERATIONS

Three Months Ended July 31, 2005 Compared to Three Months Ended July 31, 2004

For the third quarter of fiscal 2005, we reported net income of $2.9 million, or $.45 per share, compared to $1.6 million, or $.25 per share, for the corresponding period one year ago.

Sales and Service Fees. Sales and service fees for the third quarter of fiscal 2005 were $29.6 million, an increase of $5.8 million (24%) from the $23.7 million reported for the third fiscal quarter of 2004. The increased sales reflected an improvement in industry demand and the continuing popularity of our newer machine tool products, which represented approximately 59% of all units shipped during the quarter.

As noted below, approximately 56% of our sales and service fees in the third quarter of fiscal 2005 were derived from European markets. The weighted average exchange rate between the Euro and the U.S. dollar during the third quarter of fiscal 2005 was not significantly different than in the third quarter of fiscal 2004 and as a result, the impact of foreign currency translation on sales and service during this period was not significant.

The following tables set forth sales and service fees by geographic region and product category for the third quarter of 2005 and 2004:

Sales and Service Fees by Geographic Region (dollars are in thousands)

	Three Months Ended July 31,				Increase (Decrease)
	2005		2004		Amount	%
North America	$10,986	37%	$7,779	33%	$3,207	41%
Europe	16,407	56%	14,466	61%	1,941	13%
Asia Pacific	2,162	7%	1,503	6%	659	44%
Total	$29,555	100%	$23,748	100%	$5,807	24%

Sales and service fees in North America benefited from a 50% increase in unit sales as compared to the 2004 period. The new lathe product line, which was introduced in the fourth quarter of fiscal 2004, contributed approximately $1.4 million, or 54% of the increase in sales and service fees. Excluding the lathes, unit sales increased 21% in the third quarter of fiscal 2005 compared to the prior year.

Sales and service fees in Europe increased 13% and reflected a 12% increase in unit sales. As mentioned above, the impact of currency translation was not significant on European sales and service fees.
The increase in sales and service fees in Asia Pacific reflected a 44% increase in unit sales. The increase was fueled by sales of the new lathe product line and increased sales to mainland China.

Sales and Service Fees by Product Category (dollars are in thousands)

	Three Months Ended July 31,				Increase
	2005		2004		Amount	%
Computerized Machine Tools	$24,926	84%	$19,645	83%	$5,281	27%
Service Fees, Parts and Other	4,629	16%	4,103	17%	526	13%
Total	$29,555	100%	$23,748	100%	$5,807	24%

Unit sales of computerized machine tools increased 27% in the third quarter of fiscal 2005 compared to the prior year period. Sales of lathes contributed $2.2 million (42%) of the increase in sales of computerized machine tools. Sales of computerized machine tools were also affected by an approximate 2% decrease in the average net selling price per unit due to a higher percentage of lower priced North American and Asia Pacific machines in the total sales mix.

Orders and Backlog. New order bookings for the third quarter of fiscal 2005 totaled $28.9 million, an increase of $1.4 million (5%) from the $27.4 million reported for the corresponding quarter of fiscal 2004. Orders in the third quarter increased in the North America, Europe and Asia Pacific by 6%, 1% and 41%, respectively. Backlog was $10.6 million at July 31, 2005, compared to $12.7 million at October 31, 2004.

Gross Margin. Gross margin for the third quarter of 2005 was 33.4%, an increase over the 30.8% margin realized in the corresponding 2004 period, due principally to increased unit sales of computerized machine tools.

Operating Expenses. Selling, general and administrative expenses during the third quarter of 2005 increased approximately $1.4 million (27%) from the amount reported for the 2004 period. The increases reflect an approximate $200,000 increase in research and development spending, a $600,000 increase in selling and marketing expenses and a $600,000 increase in general administrative costs.

Operating Income. Operating income for the third quarter of fiscal 2005 totaled $3.2 million, or 11% of sales and service fees, compared to $2.1 million, or 9% of sales and service fees in the prior year.

Income Tax Expense. The provision for income taxes is related to the earnings of two foreign subsidiaries. In the United States and certain other foreign jurisdictions, we have net operating loss carryforwards. Due to the uncertain nature of their ultimate realization based upon past performance and expiration dates, we have established a full valuation allowance against carryforward benefits. The need for this valuation allowance is subject to periodic review and, if the allowance is reduced, the tax benefits of the carryforwards will be recorded in future operations as a reduction of our income tax expense. The total amount of domestic net operating loss carryforwards, after tax effects, at July 31, 2005 was approximately $2.0 million in addition to approximately $800,000 of general business tax credits. The corresponding balances at October 31, 2004 were $3.6 million and $1.0 million, respectively. The provision for income tax decreased in the third quarter of fiscal 2005 because of decreased earnings from our taxable foreign subsidiaries.

Nine Months Ended July 31, 2005 Compared to Nine Months Ended July 31, 2004

For the first nine months of fiscal 2005, we reported net income of $9.2 million or $1.46 per share, compared to $4.0 million, or $.67 per share, for the prior year period.

Sales and Service Fees. Sales and service fees for the first nine months of fiscal 2005 were $90.8 million, an increase of $20.1 million (28%) from the $70.7 million reported for the first nine months of 2004. The increased sales reflected an improvement in industry demand and the continuing popularity of our newer machine tool products, which represented 58% of all units shipped during the first nine months.

Approximately 60% of our sales and service fees in the first nine months of fiscal 2005 were derived from European markets. The weighted average exchange rate between the Euro and the U.S. dollar during the first nine-months of fiscal 2005 was $1.28 per €1.00, as compared to $1.22 per €1.00 for the first nine months of fiscal 2004, an increase of 6%. Approximately $2.7 million (14%) of the increase in sales and service fees was attributable to changes in currency exchange rates.

The following tables set forth sales and service fees by geographic region and product category for the first nine months of 2005 and 2004:

Sales and Service Fees by Geographic Region (dollars are in thousands)

	Nine Months Ended July 31				Increase
	2005		2004		Amount	%
North America	$31,045	34%	$22,116	31%	$8,929	40%
Europe	54,407	60%	44,177	63%	10,230	23%
Asia Pacific	5,339	6%	4,428	6%	911	21%
Total	$90,791	100%	$70,721	100%	$20,070	28%

Sales and service fees in North America benefited approximately $3.3 million from the sale of new lathe units and a 26% increase in unit sales of our machining centers. These increases are attributable to new product models introduced beginning in late fiscal 2002 and continuing through fiscal 2004 as well as an approximate 15% increase in machine tool consumption in the United States. Sales and service fees in North America also benefited from a $500,000 increase in service parts.

Sales and service fees in Europe increased 23% and is the result of a 14% increase in unit sales and currency translation. Approximately $2.6 million (25%) of the increase in European sales and service fees was attributable to changes in currency exchange rates.

The increase in sales and service fees in Asia Pacific reflected a 30% increase in unit sales. The increase was fueled by sales of the new lathe product line and increased sales to mainland China.

Sales and Service Fees by Product Category (dollars are in thousands)

	Nine Months Ended July 31,				Increase
	2005		2004		Amount	%
Computerized Machine Tools	$77,375	85%	$59,089	84%	$18,286	31%
Service Fees, Parts and Other	13,416	15%	11,632	16%	1,784	15%
Total	$90,791	100%	$70,721	100%	$20,070	28%

Unit sales of our computerized machine tools increased 29% in the first nine months of fiscal 2005 compared to the prior year period. Approximately $2.6 million (14%) of the increase in machine tool sales was due to changes in currency exchange rates. Sales of new lathes contributed approximately $4.5 million (25%) of the increase in computerized machine tools. Sales of computerized machine tools were also affected by an approximate 1.5% decrease in the average net selling price per unit due to a higher percentage of lower priced North American and Asia Pacific sales in the total sales mix.

Sales of service fees, parts and other increased approximately $1.8 million (15%) in the first nine months of fiscal 2005 compared to the prior year. The increase was due primarily to a $1.3 million (14%) increase in sales of service parts and service fees and a $348,000 (24%) increase in software sales.

Orders and Backlog. New order bookings for the first nine months of fiscal 2005 were $88.7 million, an increase of $15.4 million (21%) from the $73.3 million reported for the first nine months of fiscal 2004. New order bookings increased in North America and Europe by $6.6 million (28%) and $8.4 million (19%), respectively. Approximately $2.5 million (29%) of the reported increase in new order bookings in Europe was attributable to the changes in currency exchange rates.

Gross Margin. Gross margin for the first nine-months of fiscal 2005 was 33.5%, an increase over the 30.1% margin realized in the corresponding 2004 period, due principally to increased sales of computerized machine tools and the favorable effects of stronger European currencies.

Operating Expenses. Selling, general and administrative expenses during the first nine months of 2005 increased approximately $3.9 million (25%) from the amount reported for the 2004 period. The increases are primarily the result of an approximate $400,000 increase due to currency translation effects, a $1.8 million increase in selling and marketing expenses, a $700,000 increase in research and development spending and a $1.0 million increase in general and administrative expenses.

Operating Income. Operating income for the first nine months of fiscal 2005 was $11.2 million, or 12% of sales and service fees, compared to $6.0 million, or 8% of sales and service fees in the prior year.

Other Expense. Other expense primarily consists of approximately $400,000 of exchange losses in payables and receivables denominated foreign currencies, primarily the NT Dollar, due to timing differences between the hedge contract period and when the payable and receivables were recorded. These losses were partially offset by approximately $260,000 in gains from our two affiliates accounted for using the equity method.

Variable option expense of $322,000 reported in fiscal 2004 is related to certain stock options that were subject to variable plan accounting. The stock options subject to variable plan accounting have all been exercised and no additional variable option expense is expected.

Income Tax Expense. The provision for income taxes is related to the earnings of two foreign subsidiaries. In the United States and certain other foreign jurisdictions, we have net operating loss carryforwards. Due to the uncertain nature of their ultimate realization based upon past performance and expiration dates, we have established a full valuation allowance against carryforward benefits. The need for this valuation allowance is subject to periodic review and, if the allowance is reduced, the tax benefits of the carryforwards will be recorded in future operations as a reduction of our income tax expense. The total amount of domestic net operating loss carryforwards, after tax effects, at July 31, 2005 was approximately $2.0 million in addition to approximately $800,000 of general business tax credits. The corresponding balances at October 31, 2004 were $3.6 million and $1.0 million, respectively. The provision for income tax increased in fiscal 2005 because of increased earnings from our taxable foreign subsidiaries.

LIQUIDITY AND CAPITAL RESOURCES

At July 31, 2005, we had cash and cash equivalents of $12.9 million compared to $8.5 million at October 31, 2004. Cash generated from operations totaled $5.7 million for the first nine months of fiscal 2005, compared to $4.8 million in the prior year period.

Working capital, excluding cash and short-term debt, was $25.8 million at July 31, 2005 compared to $18.1 million at October 31, 2004. During the first nine months of fiscal 2005, cash flow from operations was unfavorably affected by a $4.9 million increase in inventory. The increase in inventory was the result of a decision to increase the production at our principal manufacturing facility in Taiwan, which was disproportionate to the increase in our machine sales. We have since moderately reduced our machine production and expect inventory levels to decline over the next six months. We expect our working capital requirements to continue to increase as sales increase.

Capital investments during the first nine months included approximately $500,000 for an integrated business system in the United States and normal expenditures for software development projects and purchases of equipment. We funded these expenditures from operating cash flow. Commitments for capital expenditures at July 31, 2005 are not significant.

Total debt at July 31, 2005 was $4.4 million, representing 8% of capitalization, which totaled $56.2 million, compared to $4.6 million, or 11% of capitalization, at October 31, 2004. Total debt primarily consists of the outstanding balance of a term loan secured by our Indianapolis facility. We were in compliance with all loan covenants and had unused credit availability of $10.6 million at July 31, 2005. We believe that cash flow from operations and borrowings available under our credit facilities will be sufficient to meet our anticipated cash requirements for the balance of fiscal 2005 and fiscal 2006.

CRITICAL ACCOUNTING POLICIES

Our accounting policies, which are described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2004, require management to make significant estimates and assumptions using information available at the time the estimates are made. These estimates and assumptions significantly affect various reported amounts of assets, liabilities, revenues and expenses. If our future experience differs materially from these estimates and assumptions, our results of operations and financial condition could be affected. There were no material changes to our critical accounting policies during the third quarter of 2005.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

There have been no material changes from the information provided in our Annual Report on Form 10-K for the fiscal year ended October 31, 2004.

OFF BALANCE SHEET ARRANGEMENTS

From time to time, our German subsidiary guarantees third party lease financing residuals in connection with the sale of certain machines in Europe. At July 31, 2005, there were 36 third party guarantees totaling approximately $1.6 million. A retention of title clause allows our German subsidiary to obtain the machine if the customer defaults on its lease. We believe that the proceeds obtained from liquidation of the machine would cover any payments required under the guarantee.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Interest on our bank borrowings and economic development bond are affected by changes in prevailing U.S. and European interest rates. At July 31, 2005, there were no outstanding borrowings under these credit facilities. The remaining outstanding indebtedness of $4.4 million represents a term loan with a fixed rate of interest of 7 3/8% per annum.

Foreign Currency Exchange Risk

In the third quarter of fiscal 2005, approximately 66% of our sales and service fees were derived from foreign markets. All of our computerized machine tools and computer numerical control systems, as well as certain proprietary service parts, are sourced by our U.S.-based engineering and manufacturing division and re-invoiced to our foreign sales and service subsidiaries, primarily in their functional currencies.

Our products are manufactured to our specifications, primarily in Taiwan, by our wholly owned subsidiary and an affiliate. The predominant portion of our exchange rate risk associated with product costs relates to the New Taiwan Dollar.

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

Forward contracts for the sale or purchase of foreign currencies as of July 31, 2005 which are designated as cash flow hedges under SFAS No. 133 were as follows:

	Notional Amount	Weighted Avg.	Contract Amount at Forward Rates in U.S. Dollars
Forward Contracts	in Foreign Currency	Forward Rate	At Date of Contract	July 31, 2005	Maturity Dates
Sale Contracts:
Euro	23,650,000	1.3031	30,818,315	28,983,529	August 2005 - October 2006

Sterling	3,125,000	1.8086	5,651,875	5,479,593	August 2005 - July 2006
Purchase Contracts:
New Taiwan Dollar	460,000,000	31.78*	14,474,512	14,492,205	August 2005 - February 2006

* NT Dollars per U.S. Dollar

Forward contracts for the sale of foreign currencies as of July 31, 2005, which were entered into to protect against the effects of foreign currency fluctuations on receivables and payables denominated in foreign currencies were as follows:

	Notional Amount	Weighted Avg.	Contract Amount at Forward Rates in U.S. Dollars
Forward Contracts	In Foreign Currency	Forward Rate	At Date of Contract	July 31, 2005	Maturity Dates
Sale Contracts:
Euro	6,167,983	1.2122	7,476,829	7,492,155	August 2005 - September 2005

Singapore Dollar	5,671,299	1.6404*	3,457,266	3,428,827	August 2005 - February 2006

Sterling	752,570	1.7627	1,326,555	1,320,927	August 2005 - September 2005
Purchase Contracts:
New Taiwan Dollar	243,000,000	31.51*	7,711,838	7,612,324	August 2005 - September 2005

* Foreign currency per U.S. Dollar

Item 4. CONTROLS AND PROCEDURES

We carried out an evaluation under the supervision and with participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2005 pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of the evaluation date.

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended July 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

We are involved in various claims and lawsuits arising in the normal course of business. We believe it is remote that any of these claims will have a material adverse effect on our consolidated financial position or results of operations.

Item 6. EXHIBITS

10	Amendment to the 1997 Stock Option and Incentive Plan. (incorporated by reference as Annex A to the Registrant’s Schedule 14A filed on January 28, 2005.

11	Statement re: Computation of Per Share Earnings

31.1	Certification by the Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as amended.

31.2	Certification by the Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as amended.

32.1.	Certification by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2.	Certification by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

September 9, 2005