Form 10-K
period 2005-10-31
HURCO COMPANIES INC
filed 2006-01-25
CIK 315374

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required] for the fiscal year ended October 31, 2005 or
☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required] for the transition period from _________ to _________.

Commission File No. 0-9143
HURCO COMPANIES, INC.
(Exact name of registrant as specified in its charter)

Indiana	35-1150732
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

One Technology Way
Indianapolis, Indiana	46268
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code	(317) 293-5309

Securities registered pursuant to Section 12(b) of the Act:	None
Securities registered pursuant to Section 12(g) of the Act:	Common Stock, No Par Value
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐	No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or  Section 15(d).
Yes ☐	No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to the filing requirements for at least the past 90 days.
Yes ☒	No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐	No ☒

The aggregate market value of the Registrant’s voting stock held by non-affiliates as of April 30, 2005 (the last day of our most recently completed second quarter) was $55,645,820.

The number of shares of the Registrant’s common stock outstanding as of January 13, 2006 was 6,338,020.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Registrant’s Proxy Statement for its 2006 Annual Meeting of Shareholders (Part III).

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

Our executive offices and principal design, engineering, and manufacturing management operations are headquartered in Indianapolis, Indiana. Sales, application engineering and service offices are located in Indianapolis, Indiana; High Wycombe, England; Munich, Germany; Paris, France; Milan, Italy; Singapore and Taichung, Taiwan. We also have a representative sales office in Shanghai, China and a technical center in Shenzhen, China. Distribution facilities are located in Los Angeles, California and Venlo, the Netherlands; a manufacturing facility is located in Taichung, Taiwan.

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

Products

Our core products consist of general purpose computerized machine tools for the metal cutting industry (principally vertical machining centers) into which our proprietary Ultimax® and/or MAX® software and computer control systems have been fully integrated. In December 2004, we introduced a new turning center product line (lathes), which is also powered by Hurco’s MAX® control. We also produce computer control systems and related software for press brake applications that are sold as retrofit control systems. In addition, we produce and distribute software options, control upgrades, hardware accessories and replacement parts related to our machine tool product lines and provide operator training and support services to our customers.

The following table sets forth the contribution of each of our product groups to our total sales and service fees during each of the past three fiscal years:

Net Sales and Service Fees by Product Category
(Dollars in thousands)	Year ended October 31,
	2005		2004		2003
Continuing Products and Services
Computerized Machine Tools	$107,313	85.5%	$83,663	84.0%	$61,412	81.3%
Computer Control Systems and Software *	4,129	3.3%	3,604	3.6%	3,044	4.0%
Service Parts	9,991	8.0%	8,696	8.8%	7,616	10.1%
Service Fees	4,076	3.2%	3,609	3.6%	3,460	4.6%
Total	$125,509	100%	$99,572	100%	$75,532	100.0%

*	Amounts shown do not include computer control systems sold as integrated components of computerized machine tools.

Computerized Machine Tools - Machining Centers

We design, manufacture and sell computerized machine tools equipped with a fully integrated interactive Ultimax® computer control system. Our Ultimax® twin screen "conversational" computer control system is sold solely as a fully integrated feature of our computerized machine tools. This computer control system enables a machine tool operator to create a complex two-dimensional machining program directly from a blue print or CAD geometry file. An operator with little or no programming experience can successfully create a program and begin the machining of a part in a short time with minimal special training. Since the initial introduction of the Ultimax® computer control system, we have added enhancements related to operator programming productivity, CAD compatibility, data processing throughput and motion control speed and accuracy. Our current Ultimax® 4 programming station features an operator console with a liquid crystal display screens and incorporates a personal computer (PC) platform that includes a Pentium* class processor. This upgradeable computer control product offers enhanced performance with ready access to cost effective computing hardware and software. Our current line of Ultimax® metal cutting machine tools consists of the following three product lines:

VM Product Line

The VM product line consists of moderately priced vertical machining centers for the entry-level market. The VM line features a large work cube but, very small footprint that optimizes available floor space. The VM line consists of four models with x-axis travel of 26, 40 and 50 inches. The base price of VM machines ranges from $36,000 to $67,000.

VMX Product Line

The VMX product line consists of higher performing vertical machining centers and is our signature product line. The VMX line consists of five base models with x-axis travel of 24, 30, 42, 50 and 64 inches. The maximum spindle speed on these machines ranges from 8,000 to 15,000 rpm. The base price of VMX machines ranges from $60,000 to $135,000.

* Pentium is a registered trademark of Intel Corporation

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

Computerized Machine Tools - Turning Centers

In December 2004, we introduced a new line of turning centers (lathes) designated as our TM Series. The TM Series is powered by Hurco’s MAX® control and consists of three models with chuck sizes of 6, 8 and 10 inches. The TM Series is designed for job shops and contract manufacturers seeking efficient processing of small to medium lot sizes. The base price of the TM Series ranges from $40,000 to $60,000.

Computer Control Systems and Software

The following machine tool computer control systems and software products are sold directly to end-users and/or to original equipment manufacturers.

•	Autobend®

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

In addition to our standard computer control features, we offer software option products for two and three-dimensional programming. These products are sold to users of our computerized machine tools equipped with our Ultimax® and/or MAX® computer control systems. Our Advanced Velocity Control (AVC) and Adaptive Surface Finish (ASF), high performance machining software options enable a customer to increase machine throughput using higher cutting feed rates. The ASF software option facilitates optimized surface finishes on complex parts using faster high-resolution part data transfers.

Other products in this line are WinMax®, a Windows** based desktop programming system; DXF, a data file transfer software option; and UltiNet™, a networking software option. The DXF software option eliminates manual data entry of part features by transferring AutoCAD™ drawing files directly into an Ultimax® or MAX® computer control, or into our desktop programming software, substantially increasing operator productivity. UltiNet™ is a networking software option used by our customers to transfer part design and manufacturing information to computerized machine tools at high speeds and to network computerized machine tools within the customer's manufacturing facility.

We also offer conversational part and tool dimension probing options for Ultimax® and MAX® based machines. These options permit the computerized dimensional measurement of machined parts and the associated cutting tools. This “on-machine” technique significantly improves the throughput of the measurement process when compared to traditional “off-machine” approaches.

** Windows is a registered trademark of Microsoft Corporation.

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

Marketing and Distribution

We sell our products through approximately 230 independent agents and distributors in approximately 50 countries throughout North America, Europe and Asia. We also have our own direct sales personnel in England, France, Germany, Italy, Singapore and China, which are among the world's principal machine tool consuming countries. During fiscal 2005, no distributor accounted for more than 5% of our sales and service fees. Approximately ---89% of the worldwide demand for computerized machine tools and computer control systems comes from outside the U.S. In fiscal 2005, approximately two-thirds of our revenues were from overseas customers and no single end-user of our products accounted for more than 5% of our total sales and service fees.

The end-users of our computerized machine tools are precision tool, die and mold manufacturers, independent metal parts manufacturers and specialized production application, or prototype shops within large manufacturing corporations. Industries served include aerospace, defense, medical equipment, energy, transportation and computer equipment.

Our computerized machine tool software options and accessories are sold primarily to end-users. We sell our Autobend® computer control systems to original equipment manufacturers of new machine tools who integrate them with their own products prior to the sale of those products to their own customers; to retrofitters of used machine tools who integrate them with those machines as part of the retrofitting operation; and to end-users who have an installed base of machine tools, either with or without related computer control systems.

We believe that advances in industrial technology and the related demand for automated process improvements drive demand for our products.

Other factors affecting demand include:
•	the need to continuously improve productivity and shorten cycle time,
•	an aging machine tool installed base that will require replacement with more advanced and efficient technology created by shorter product life cycles,
•	the industrial development of emerging countries in Asia and Eastern Europe, and
•	the declining supply of skilled machinists.

However, demand for our products is highly dependent upon economic conditions and the general level of business confidence, as well as such factors as production capacity utilization and changes in governmental policies regarding tariffs, corporate taxation, and other investment incentives. By marketing and distributing our products on a worldwide basis, we seek to reduce the potential impact on our total sales and service fees of adverse changes in economic conditions in any particular geographic region.

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

In the United States and European metal cutting markets, major competitors include Haas Automation, Inc., Daewoo, Miltronics, Deckel, Maho Gildemeister Group (DMG), Bridgeport Machine, Hardinge Inc. and Fadal Engineering along with a large number of foreign manufacturers, including Okuma Machinery Works Ltd., Mori Seiki Co., Ltd., Masak and Matsuura Machinery Corporation.

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

We have a contract manufacturing agreement for computer control systems with another Taiwan based company in which we have a 35% ownership interest. This company manufactures our Ultimax®, MAX® and Autobend® computer control systems to our specifications, and is engaged primarily in the sourcing of industry standard computer components and proprietary parts, as well as final assembly and test operations. We source one of the proprietary Ultimax® computer components, printed circuit boards (PCB), from a sole domestic supplier with which markets its products to OEM machine builders on a global basis.

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

Backlog

Backlog consists of firm orders received from customers and distributors but not yet shipped. Backlog was $10.0 million, $12.8 million and $8.2 million as of October 31, 2005, 2004, and 2003, respectively.  Backlog at October 31, 2005 will be filled in fiscal 2006. We do not believe backlog is a useful measure of past performance or indicative of future performance. As a result, we will not disclose backlog in future SEC filings.

Intellectual Property

We consider our products to be proprietary. Various features of our control systems and machine tools employ technologies covered by patents that are material to our business. We also own additional patents covering new technologies that we acquired or developed and that we are planning to ultimately incorporate in our control systems.

Research and Development

Research and development expenditures for new products and significant product improvements, included as period operating expenses, were $2.4 million, $2.0 million and $1.8 million in fiscal 2005, 2004, and 2003, respectively. In addition, we recorded expenditures of $1.2 million in 2005, $1.3 million in 2004, and $679,000 in 2003 related to software development projects that were capitalized.

Employees

We had 284 employees at the end of fiscal 2005, none of whom are covered by a collective-bargaining agreement or represented by a union. We have experienced no employee-generated work stoppages or disruptions and we consider our employee relations to be satisfactory.

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

Item 2.	PROPERTIES

The following table sets forth the location, size and principal use of each of our facilities:

Location	Square Footage		Principal Uses

Indianapolis, Indiana	165,000	(1)	Corporate headquarters, design and engineering, product testing, computer control assembly, sales, application engineering and customer service

Los Angeles, California	13,000		Warehouse, distribution, sales, application engineering and customer service

High Wycombe, England	12,000		Sales, application engineering and customer service

Paris, France	4,800		Sales, application engineering and customer service

Munich, Germany	22,850		Sales, application engineering and customer service

Milan, Italy	4,850		Sales, application engineering and customer service

Singapore	3,000		Sales, application engineering and customer service

Shanghai, China	3,000		Sales, application engineering and customer service

Taichung, Taiwan	83,700		Manufacturing

(1)	Approximately 50,000 square feet is leased to a third-party under a lease, which expires April 30, 2010.

We own the Indianapolis facility and lease all other facilities. The leases have terms expiring at various dates ranging from March 2006 to March 2014. We believe that all of our facilities are well maintained and are adequate for our needs now and in the foreseeable future. We do not believe that we would experience any difficulty in replacing any of the present facilities if any of our leases were not renewed at expiration.

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

The following information sets forth as of December 31, 2005, the name of each executive officer, his or her age, tenure as an officer, principal occupation and business experience for the last five years:

Name	Age	Position(s) with the Company

Michael Doar	50	Chairman of the Board and Chief Executive Officer

James D. Fabris	54	President and Chief Operating Officer

Stephen J. Alesia	39	Vice President, Secretary, Treasurer and Chief Financial Officer

David E. Platts	53	Vice President, Technology

Sonja K. McClelland	34	Corporate Controller, Assistant Secretary

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

PART II

Item 5.	MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER REPURCHES OF EQUITY SECURITIES

Our common stock is traded on the Nasdaq National Market under the symbol "HURC". The following table sets forth the high and low sales prices of the shares of our common stock for the periods indicated, as reported by the Nasdaq National Market.

	2005		2004
Fiscal Quarter Ended:	High	Low	High	Low
January 31	$19.40	$12.65	$5.82	$2.52
April 30	19.38	10.50	10.70	4.25
July 31	20.00	10.25	14.40	7.83
October 31	19.09	13.81	17.37	6.68

At January 13, 2006, the closing price of our common stock on the Nasdaq National Market was $32.64.

We do not currently pay dividends on our common stock and intend to continue to retain earnings for working capital, capital expenditures and debt reduction.

There were approximately 218 holders of record of our common stock as of January 13, 2006.

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

	Year Ended October 31
	2005	2004	2003	2002	2001
Statement of Operations Data:	(In thousands, except per share amounts)
Sales and service fees	$125,509	$99,572	$75,532	$70,486	$92,267
Gross profit	42,558	30,298	20,822	15,246 (1)	23,262
Selling, general and administrative expenses	26,057	21,401	18,749	19,658	24,040
Restructuring expense (credit) and other expense, net	--	465	(124)	2,755	143
Operating income (loss)	16,501	8,432	2,197	(7,167)	(921)
Interest expense	355	468	658	634	790
License fee income and litigation settlement fees, net	--	--	--	163	723
Net income (loss)	16,443	6,269	462	(8,263)	(1,597)
Earnings (loss) per common share-diluted	2.60	1.04	0.08	(1.48)	(.28)
Weighted average common shares outstanding-diluted	6,336	6,026	5,582	5,583	5,670

(1)	Includes $1,083 of inventory write-down provision.

	As of October 31
	2005	2004	2003	2002	2001
Balance Sheet Data:	(Dollars in thousands)
Current assets	$73,818	$56,472	$42,390	$41,535	$49,510
Current liabilities	30,761	30,125	20,154	21,185	18,217
Working capital	43,057	26,347	22,236	20,350	31,293
Current ratio	2.4	1.9	2.1	2.0	2.7
Total assets	94,114	73,446	57,958	57,152	66,217
Non-current liabilities	4,409	4,866	9,063	7,950	12,532
Total debt	4,136	4,600	9,222	8,885	12,000
Shareholders’ equity	58,944	38,455	28,741	28,017	35,468

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The primary drivers of our improved performance in the last three years are improved worldwide demand for our products, our expanded product line and the impact of changes in foreign currency.

The machine tool industry is highly cyclical and changes in demand can occur abruptly. There was a significant decline in global demand that continued through the fourth quarter of fiscal 2003. During the downturn, we took actions to discontinue the production and sale of underperforming products, refocused on our core product lines and significantly reduced our operating costs. We also began introducing new product models in late fiscal 2002 and have continued this process since then. Our new models, together with an increase in worldwide demand for machine tools, are largely responsible for the continuing increase in our sales during the last two fiscal years.

Approximately 89% of worldwide demand for machine tools comes from outside the United States. During fiscal 2004 and 2005, approximately two-thirds of our sales and service fees were attributable to customers located abroad. Our sales to foreign customers are denominated, and payments by those customers are made, in the prevailing currencies—primarily the Euro and Pound Sterling—in the countries in which those customers are located, and our product costs are incurred and paid primarily in the New Taiwan Dollar and U.S. Dollars. Changes in currency exchange rates can have a material effect on our operating results as reported under generally accepted accounting principles. For example, when a foreign currency increases in value relative to the U.S. Dollar, sales made (and expenses incurred) in that currency, when translated to U.S. Dollars for reporting in our financial statements, are higher than would be the case when that currency has a lower value relative to the U.S. Dollar. In our comparison of period-to-period results, we discuss not only the increases or decreases in those results as reported in our financial statements (which reflect translation to U.S. Dollars at prevailing exchange rates), but also the effect that changes in exchange rates had on those results.

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

Results of Operations

The following table presents, for the fiscal years indicated, selected items from the Consolidated Statements of Income expressed as a percentage of worldwide sales and service fees and the year-to-year percentage changes in the dollar amounts of those items.

	Percentage of Revenues			Year-to-Year % Change
	2005	2004	2003	Increase (Decrease)
				05 vs. 04	04 vs. 03
Sales and service fees	100.0%	100.0%	100.0%	26.0%	31.8%
Gross profit	33.9%	30.4%	27.6%	40.5%	45.5%
Selling, general and Administrative expenses	20.7%	21.5%	24.8%	21.8%	14.1%
Restructuring expense and Other expenses, net	--	.05%	(0.2%)	N/A	N/A
Operating income	13.1%	8.50%	2.9%	95.7%	283.8%
Interest expense	0.3%	.05%	0.9%	(24.1%)	(28.9%)
Net income	13.1%	6.30%	0.6%	162.3%	1256.9%

Fiscal 2005 Compared With Fiscal 2004

Sales and Service Fees Sales and service fees for fiscal 2005 were the highest in our 37-year history, totaling $125.5 million, an increase of $25.9 million, or 26%, over fiscal 2004, of which $23.4 million was attributable to operational growth and approximately $2.5 million was due to the effects of translating foreign sales to U.S. Dollars for financial reporting purposes. Computerized machine tool sales, which also were the highest in our history, totaled $107.3 million, an increase of 28% from the $83.6 million recorded in 2004, primarily driven by strong worldwide demand for our existing products. Approximately $6 million, or 25%, of the increase in sales of computerized machine tools was the result of sales of our new lathe machine line, which was introduced in December 2004.

Net Sales and Service Fees by Geographic Region

The following table sets forth net sales and service fees by geographic region for the years ended October 31, 2005 and 2004 (in thousands):

	October 31,				Increase
	2005		2004		Amount	%
Americas	$43,194	34.4%	$32,423	32.5%	$10,771	33%
Europe	75,225	59.9%	60,395	60.7%	14,830	25%
Asia Pacific	7,090	5.7%	6,754	6.8%	336	5%
Total	$125,509	100.0%	$99,572	100.0%	$25,937	26%

In the Americas, sales and service fees increased $10.7 million, or 33%, due primarily to the growth of our VMX signature product line and sales of the lathe product line. Shipments of VMX units increased 35% in fiscal 2005 compared to fiscal 2004 while shipments of our more moderately priced VM product line increased 6% during that same period. Unit shipments of vertical machining centers (which exclude lathes) increased approximately 15% in fiscal 2005 compared to 9% for similar products in the United States as reported by the Association for Manufacturing Technology.

In Europe, our sales and service fees increased by $14.8 million, or 25%, as a result of increased unit sales and the favorable effect of stronger European currencies. Approximately $2.3 million, or 16%, of the increase in our sales and service fees was attributable to changes in currency exchange rates. The increase in sales and service fees was consistent in all of our European markets.

Sales and service fees in the Asia Pacific region were not significantly affected by currency rates, but did reflect improved activity in Asian markets.

Net Sales and Service Fees by Product Category

The following table sets forth net sales and service fees by product category for years ended October 31, 2005 and 2004 (in thousands):

	October 31,				Increase
	2005		2004		Amount	%

Computerized Machine Tools	$107,313	85.5%	$83,663	84.0%	$23,650	28%
Service Fees, Parts and Other	18,196	14.5%	15,909	16.0%	2,287	14%

Total	$125,509	100.0%	$99,572	100.0%	$25,937	26%

Sales of computerized machine tools totaled $107.3 million in fiscal 2005, an increase of $23.7 million, or 28%, of which $ 2.5 million was attributable to the favorable effects of currency translation. Unit shipments of computerized machine tools increased 26%, fueled by a 19% increase in shipments of products in the VMX product line and the release of the lathe product line. The average net selling price per unit of computerized machine tool models increased 2% in fiscal 2005 compared to fiscal 2004, as a result of a greater number of units of higher priced VMX models in the total product mix. The average net selling price per unit, when measured in local currencies, was substantially unchanged.

Orders and Backlog. New order bookings for fiscal 2005 totaled $122.9 million, an increase of $19.4 million, or 19%, as compared to $103.5 million recorded in fiscal 2004. The increase in orders was attributable primarily to the VMX and lathe product lines. Unit orders for the VMX product line increased by 15% in fiscal 2005 compared to the prior year, while unit orders of the VM product increased 3% during that same period. Orders were strong at all Hurco locations in fiscal 2005 and unit orders increased 18%, 15% and 13% in North America, Europe and Asia Pacific, respectively. Approximately $2.4 million, or 13%, of the increase was attributable to changes in currency exchange rates. Backlog was $10.0 million at October 31, 2005 compared to $12.8 million at October 31, 2004. We do not believe backlog is a useful measure of past performance or indicative of future performance. As a result, we will not disclose backlog in future SEC filings.

Gross Margin. Gross margin for fiscal 2005 was 33.9%, an increase over the 30.4% margin realized in the corresponding 2004 period, due principally to the increased sales volume.

Operating Expenses. Selling, general and administrative expenses for fiscal 2005 of $26.1 million increased $4.7 million, or 21.8%, from those of fiscal 2004. The increase was primarily due to a $1.8 million increase in sales and marketing expenditures, a $1.6 million increase in general and administrative expenses, a $400,000 increase in product development spending, a $500,000 increase in European agents commissions and a $300,000 increase from the translation of foreign currencies to U.S. Dollars for financial reporting purposes.

Operating Income. Operating income for fiscal 2005 totaled $16.5 million, or 13.1% of sales, compared to $8.4 million or 8.5% of sales, in the prior year. Operating income in fiscal 2004 was net of a $465,000 severance charge.

Other Income (Expense). Other income (expense), net in fiscal 2005 relates primarily to currency exchange losses on inter-company receivables and payables denominated in foreign currencies, net of gains or losses on related forward contracts.

Provision (Benefit) for Income Taxes. At the end of fiscal 2004, we had deferred tax assets of approximately $7.0 million that were primarily attributable to net operating losses and tax credits in the United States and certain foreign jurisdictions.  Because of the highly cyclical nature of our industry, competitive pressures that could impact pricing and the risks associated with new product introductions, we believed there was uncertainty as to the future realization of the benefits from these deferred tax assets and, therefore, we maintained a 100% valuation allowance against those assets.

During fiscal 2005, due to the substantial improvement in our operating results, especially in the fourth quarter of the year, we utilized approximately $3.7 million of the net operating loss carryforwards, all of which were subject to a valuation allowance.  After examining a number of factors, including our operating results for fiscal 2005, and particularly the fourth quarter of the year, which exceeded our internal projections, and our projections of near term future operating results, we determined that it was more likely than not that we would ultimately realize the benefits of all our remaining domestic deferred tax assets and a significant portion of our foreign deferred tax assets.  Accordingly, we reduced our remaining valuation allowance to $221,000, all of which related to foreign net operating losses for which there remains uncertainty as to the future realization of the related tax benefits.

As a result of our utilization in fiscal 2005 of net operating losses against which we had previously maintained a 100% valuation allowance and the reduction of all but $221,000 of the valuation allowance on our remaining deferred tax assets at the end of fiscal 2005, we recorded a tax benefit of approximately $2.3 million, which is net of approximately $1.1 million recorded as additional paid-in-capital for the tax effects of the exercise by employees of stock options during both fiscal 2005 and 2004. The fiscal 2005 income tax provision, excluding the recorded tax benefit of $2.3 million, was $2.0 million compared to $1.3 million in fiscal 2004.

Net Income. Net income for fiscal 2005 was $16.4 million, or $2.60 per share, compared to $6.3 million, or $1.04 per share in the prior year. The improvement in net income was primarily due to a substantial increase in sales of our computerized machine tools, improved gross margin and a favorable tax benefit partially offset by an increase in operating expenses.

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

Hurco established new records for computerized machine tool sales and new order bookings in fiscal 2004. Sales of computerized machine tools totaled $83.7 million, an increase of $22.7 million, or 37%, of which $ 5.7 million was attributable to the favorable effects of currency translation. Unit shipments of computerized machine tools increased 35%, fueled by a 68% increase in shipments of products in the VM product line. The average net selling price per unit of computerized machine tool models was substantially unchanged in fiscal 2004 compared to fiscal 2003, notwithstanding the disproportionate increase in shipments of our lower-priced VM models, due primarily to the beneficial effects of currency translation. However, the average net selling price per unit, measured in local currencies, declined approximately 7.0% due primarily to the greater portion of those VM products in the total product mix.

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

Operating income for fiscal 2004 totaled $8.4 million, or 8.5% of sales, compared to $2.2 million, or 2.9% of sales, in the prior year. Operating income in fiscal 2004 was net of a $465,000 one-time severance charge.

Variable option expense of $322,000 is related to certain stock options, which were subject to variable plan accounting as described in Note 8 to the Consolidated Financial Statements. These stock options have all been exercised so no additional variable option expense is expected.

Other income (expense), net, in fiscal 2004 includes currency exchange losses on inter-company receivables and payables denominated in foreign currencies, net of gains or losses on related forward contracts, profits of subsidiaries accounted for using the equity method, and other non-operating income and expense items.

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

Liquidity and Capital Resources

At October 31, 2005, we had cash and cash equivalents of $17.6 million compared to $8.5 million at October 31, 2004. Cash generated from operations totaled $12.0 million and $6.8 million at October 31, 2005 and 2004, respectively. We also generated cash of approximately $800,000 and $2.1 million in fiscal 2005 and 2004, respectively, from the sale of common stock to employees upon the exercise of common stock options.

Working capital, excluding cash and short-term debt, was $25.6 million at October 31, 2005 compared to $18.1 million at October 31, 2004. Accounts receivable increased by $2.8 million in fiscal 2005 due to the increase in sales and deferred tax assets increased by $3.0 due to the reversal of the valuation allowance. We expect our operating working capital requirements to increase in fiscal 2006 as our sales and service fees increase. We expect to fund any such increase with cash flow from operations and borrowings under our bank credit facilities.

Capital investments during the year consisted of an integrated computer system and normal expenditures for software development projects and purchases of equipment. We funded these expenditures with cash flow from operations.

Total debt at October 31, 2005 was $4.1 million representing 7% of total capitalization, which aggregated $63.1 million, compared to $4.6 million, or 11% of total capitalization, at October 31, 2004. We believe that cash flow from operations and borrowings available to us under our credit facilities will be sufficient to meet our anticipated cash requirements in fiscal 2006.

Contractual Obligations and Commitments

The following is a table of contractual obligations and commitments as of October 31, 2005 (all amounts in thousands):
Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-Term Debt	$4,136	$126	$4,010	$--	$--
Operating Leases	4,201	1,543	2,173	291	194
Deferred Credits and Other	399	--	--	--	399
Total	$8,736	$1,669	$6,183	$291	$593

In addition to the contractual obligations and commitments disclosed above, we also have a variety of other obligations for the procurement of materials and services, none of which subject us to any material non-cancellable commitments. While some of these obligations arise under long-term supply agreements, we are not committed under these agreements to accept or pay for requirements that are not needed to meet our production needs. We have no material minimum purchase commitments or “take-or-pay” type agreements or arrangements.

With respect to capital expenditures, we expect capital spending in fiscal 2006, exclusive of capitalized software development costs, to be approximately $2.0 million, which includes discretionary items.

Off Balance Sheet Arrangements

From time to time, our European subsidiaries guarantee third party lease financing residuals in connection with the sale of certain machines in Europe. At October 31, 2005, we had outstanding 38 third party guarantees totaling approximately $1.8 million. A retention of title clause allows our European subsidiaries to repossess a machine that is the subject of a lease guarantee if the customer defaults on its lease. We believe that the proceeds obtained from liquidation of the machine would cover any payments required by the guarantee.

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

Revenue Recognition - We recognize revenue from sales of our machine tool systems upon delivery of the product to the customer, which is normally at the time of shipment, because persuasive evidence of an arrangement exists, delivery has occurred, the selling price is fixed and determinable and collectibility is reasonably assured. In certain foreign locations, we retain title after shipment under a “retention of title” clause solely to protect collectibility. The retention of title is similar to UCC filings in the United States and provides the creditor with additional rights to the machine if the customer fails to pay. Revenue recognition at the time of shipment is appropriate in this instance as long as all risks of ownership have passed to the buyer. Our computerized machine tools are general-purpose computer controlled machine tools that are typically used in stand-alone operations. Transfer of ownership and risk of loss are not contingent upon contractual customer acceptance. Prior to shipment, we test each machine to ensure the machine’s compliance with standard operating specifications as listed in our sales literature.

Depending upon geographic location, after shipment a machine may be installed at the customer’s facilities by a distributor, independent contractor or Hurco service technician. In most instances where a machine is sold through a distributor, Hurco has no installation involvement. If sales are direct or through sales agents, Hurco will typically complete the machine installation, which consists of the reassembly of certain parts that were removed for shipping and the re-testing of the machine to ensure that it is performing within the standard specifications. We consider the machine installation process to be inconsequential and perfunctory.

Service fees from maintenance contracts are deferred and recognized in earnings on a pro rata basis over the term of the contract. Sales related to software products are recognized when shipped in conformity with American Institute of Certified Public Accountants’ Statement of Position 97-2 Software Revenue Recognition. The software does not require production, modification or customization and at the time of shipment persuasive evidence of an arrangement exists, delivery has occurred, the selling price is fixed and determinable and collectibility is reasonably assured.

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

Deferred Tax Asset Valuation - As of October 31, 2005, we have deferred tax assets of $4.6 million for which we have recorded $221,000 valuation allowance. These deferred tax assets relate primarily to net operating loss carryforwards in the United States and certain foreign jurisdictions, as well as federal business tax credits carried forward in the United States. The benefit of some of these carryforwards expires at certain dates and utilization of certain others is limited to specific amounts each year. Realization of those benefits is entirely dependent upon generating sufficient future taxable earnings in the specific tax jurisdictions before the carryforwards expire. We regularly evaluate the realization of these benefits to determine if it is more likely than not that we will realize all of our net deferred tax assets.

Capitalized Software Development Costs - Costs incurred to develop new computer software products and significant enhancements to software features of existing products are capitalized as required by SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed”, and amortized over the estimated product life of the related software. The determination as to when in the product development cycle technological feasibility has been established, and the expected product life, require judgments and estimates by management and can be affected by technological developments, innovations by competitors and changes in market conditions affecting demand. We capitalized $1.2 million in fiscal 2005, $1.3 million in fiscal 2004, and $679,000 in fiscal 2003 related to software development projects. At October 31, 2005 we have an asset of $3.7 million for capitalized software development projects, a significant portion of which relates to projects currently in process and subject to development risk and market acceptance. We periodically review the carrying values of these assets and make judgments as to ultimate realization considering the above-mentioned risk factors.

Derivative Financial Instruments - Critical aspects of our accounting policy for derivative financial instruments include conditions that require that critical terms of a hedging instrument are essentially the same as a hedged forecasted transaction. Another important element of our policy demands that formal documentation be maintained as required by the Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Failure to comply with these conditions would result in a requirement to recognize changes in market value of hedge instruments in earnings. We routinely monitor significant estimates, assumptions, and judgments associated with derivative instruments, and compliance with formal documentation requirements.

Stock Compensation - We apply Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” (APB No. 25), and related interpretations in accounting for the plans, and, except for certain shares subject to variable plan accounting, no compensation expense has been recognized for stock options issued under the plans. For companies electing to continue the use of APB No. 25, SFAS No. 123R “Accounting for Stock-Based Compensation”, requires pro forma disclosures determined through the use of an option-pricing model as if the provisions of SFAS No. 123R had been adopted.

We intend to adopt SFAS 123R on November 1, 2005 using the prospective method. We believe that the adoption of SFAS 123R will not have a material effect on the Consolidated Financial Statements.

Item 7a.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Interest Rate Risk

We had no borrowings outstanding under our bank credit facilities at October 31, 2005 and have not borrowed from our bank credit facilities since February 2005. Our only debt at October 31, 2005 is a first mortgage loan with a fixed interest rate of 7⅜%. As a result, a one percentage point (1%) increase in our variable borrowing interest rate would have had an immaterial impact on our fiscal 2005 results. Interest expense would have increased by approximately $25,000 in fiscal 2004 as a result of the same 1% increase in interest rates. Note 4 of the Consolidated Financial Statements sets forth the interest rates related to our current credit facilities.

Foreign Currency Exchange Risk

In fiscal 2005, approximately two-thirds of our sales and service fees, including export sales, were derived from foreign markets. All of our computerized machine tools and computer control systems, as well as certain proprietary service parts, are sourced by our U.S.-based engineering and manufacturing division and re-invoiced to our foreign sales and service subsidiaries, primarily in their functional currencies.

Our products are sourced from foreign suppliers or built to our specifications by either our wholly owned subsidiary in Taiwan, or overseas contract manufacturers. These purchases are predominantly in foreign currencies and in some cases our arrangements with these suppliers include foreign currency risk sharing agreements, which reduce (but do not eliminate) the effects of currency fluctuations on product costs. The predominant portion of our exchange rate risk associated with product purchases relates to the New Taiwan Dollar.

We enter into foreign currency forward exchange contracts from time to time to hedge the cash flow risk related to forecasted inter-company sales and forecasted inter-company and third party purchases denominated in, or based on, foreign currencies (primarily the Euro, Pound Sterling and New Taiwan Dollar). We also enter into foreign currency forward exchange contracts to protect against the effects of foreign currency fluctuations on receivables and payables denominated in foreign currencies. We do not speculate in the financial markets and, therefore, do not enter into these contracts for trading purposes.

Forward contracts for the sale or purchase of foreign currencies as of October 31, 2005 which are designated as cash flow hedges under SFAS No. 133 were as follows:

	Notional Amount	Weighted Avg.	Contract Amount at Forward Rates in U.S. Dollars
Forward Contracts	in Foreign Currency	Forward Rate	Contract Date	October 31, 2005	Maturity Dates
Sale Contracts:

Euro	23,650,000	$1.2976	30,688,240	28,645,047	Nov 2005-Oct 2006

Sterling	2,550,000	$1.8120	4,620,600	4,513,863	Nov 2005-Aug 2006

Purchase Contracts:
New Taiwan Dollar	770,000,000	31.54*	24,413,443	23,295,292	Nov 2005-Oct 2006
*	NT Dollars per U.S. Dollar

Forward contracts for the sale of foreign currencies as of October 31, 2005 which were entered into to protect against the effects of foreign currency fluctuations on receivables and payables denominated in foreign currencies were as follows:

	Notional Amount	Weighted Avg.	Contract Amount at Forward Rates in U.S. Dollars
Forward Contracts	in Foreign Currency	Forward Rate	Contract Date	October 31, 2005	Maturity Dates
Sale Contracts:

Euro	6,692,237	$1.2054	8,066,822	8,042,396	Nov 2005-Dec 2005

Singapore Dollar	6,998,334	$.5998	4,198,167	4,154,353	Nov 2005-Apr 2006

Sterling	613,635	$1.7827	1,093,927	1,086,008	Nov 2005-Dec 2005
Purchase Contracts:

New Taiwan Dollar	254,000,000	33.17*	7,657,522	7,578,810	Nov 2005-Dec 2005
*	NT Dollars per U.S. Dollar

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and
Board of Directors
of Hurco Companies, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Hurco Companies, Inc. and its subsidiaries at October 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index appearing under Item 15(a) (2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/PricewaterhouseCoopers LLP

Indianapolis, Indiana
January 18, 2006

HURCO COMPANIES, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended October 31
	2005	2004	2003
	(Dollars in thousands, except per share amounts)

Sales and service fees	$125,509	$99,572	$75,532

Cost of sales and service	82,951	69,274	54,710

Gross profit	42,558	30,298	20,822

Selling, general and administrative expenses	26,057	21,401	18,749

Restructuring expense (credit) and other expense, net (Note 15)	--	465	(124)

Operating income	16,501	8,432	2,197

Interest expense	355	468	658

Variable options expense	--	322	51

Earnings from equity investments	418	387	202

Other income (expense), net	(482)	(461)	(270)

Income before income taxes	16,082	7,568	1,420

Provision (benefit) for income taxes (Note 6)	(361)	1,299	958

Net income	$16,443	$6,269	$462

Earnings per common share - basic	$2.66	$1.08	$0.08

Weighted average common shares outstanding - basic	6,171	5,784	5,582

Earnings per common share - diluted	$2.60	$1.04	$0.08

Weighted average common shares outstanding - diluted	6,336	6,026	5,582

The accompanying notes are an integral part of the Consolidated Financial Statements.

HURCO COMPANIES, INC.
CONSOLIDATED BALANCE SHEETS

ASSETS
	As of October 31
	2005	2004
Current assets:	(Dollars in thousands, except per share amounts)
Cash and cash equivalents	$17,559	$8,249
Cash - restricted	--	277
Accounts receivable, less allowance for doubtful accounts of $842 in 2005 and $723 in 2004	20,100	17,337
Inventories	29,530	28,937
Deferred tax assets	3,043	--
Other	3,586	1,672
Total current assets	73,818	56,472

Property and equipment:
Land	761	761
Building	7,205	7,205
Machinery and equipment	13,170	12,106
Leasehold improvements	1,102	676
	22,238	20,748
Less accumulated depreciation and amortization	(13,187)	(12,512)
	9,051	8,236

Deferred tax assets - long-term	1,346	--
Software development costs, less accumulated amortization	3,752	2,920
Investments and other assets	6,147	5,818
	$94,114	$73,446

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$17,051	$15,737
Accounts payable-related parties	2,087	2,624
Accrued expenses and other	9,879	9,697
Accrued warranty expenses	1,618	1,750
Current portion of long-term debt	126	317
Total current liabilities	30,761	30,125

Non-current liabilities:
Long-term debt	4,010	4,283
Deferred credits and other	399	583
	4,409	4,866
Commitments and contingencies (Notes 10 and 11)
Shareholders' equity:
Preferred stock: no par value per share, 1,000,000 shares authorized, no shares issued	--	--
Common stock: no par value, $.10 stated value per share, 12,500,000 shares authorized, 6,220,220 and 6,019,594 shares issued and outstanding in 2005 and 2004, respectively	622	602
Additional paid-in capital	48,701	46,778
Retained earnings (deficit)	13,001	(3,442)
Accumulated other comprehensive income (loss)	(3,380)	(5,483)
Total shareholders’ equity	58,944	38,455
	$94,114	$73,446

The accompanying notes are an integral part of the Consolidated Financial Statements.

HURCO COMPANIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended October 31
	2005	2004	2003
Cash flows from operating activities:	(Dollars in thousands)
Net income	$16,443	$6,269	$462
Adjustments to reconcile net income to Net cash provided by (used for) operating activities:
Provision for doubtful accounts	119	286	421
Equity in income of affiliates	(418)	(387)	(202)
Depreciation and amortization	1,331	1,223	1,429
Restructuring and other charges	--	465	--
Tax benefit from exercise of stock options	1,146	--	--
Change in assets/liabilities
(Increase) decrease in accounts receivable	(3,606)	(3,992)	1,348
(Increase) decrease in inventories	(660)	(4,947)	1,465
Increase (decrease) in accounts payable	(1,191)	8,623	(687)
Increase (decrease) in accrued expenses	2,653	(197)	(1,760)
(Increase) decrease in deferred tax asset	(4,389)	--	--
Other	549	(537)	(200)
Net cash provided by operating activities	11,977	6,806	2,276

Cash flows from investing activities:
Proceeds from sale of property and equipment	--	26	14
Purchase of property and equipment	(1,879)	(762)	(536)
Software development costs	(1,161)	(1,290)	(679)
Change in restricted cash	277	345	(622)
Other proceeds (investments)	224	(53)	(25)
Net cash used for investing activities	(2,539)	(1,734)	(1,848)

Cash flows from financing activities:
Advances on bank credit facilities	4,977	20,468	55,731
Repayments on bank credit facilities	(5,124)	(24,520)	(54,418)
Repayments of term debt	(200)	(538)	(1,211)
Repayment of first mortgage	(117)	(108)	(108)
Proceeds from exercise of common stock options	797	2,128	--
Purchase of common stock	--	--	(23)
Net cash provided by (used for) financing activities	333	(2,570)	(29)

Effect of exchange rate changes on cash	(461)	458	532
Net increase in cash	9,310	2,960	931

Cash and cash equivalents at beginning of year	8,249	5,289	4,358

Cash and cash equivalents at end of year	$17,559	$8,249	$5,289

Supplemental disclosures:
Cash paid for:
Interest	$331	$439	$595
Income taxes	$1,509	$286	$468

The accompanying notes are an integral part of the Consolidated Financial Statements.

HURCO COMPANIES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

	Common Stock				Accumulated
	Shares Issued & Outstanding	Amount	Additional Paid-In Capital	Retained Earnings (Deficit)	Other Comprehensive Income (Loss)	Total
			(Dollars in thousands)
Balances, October 31, 2002	5,583,158	$558	$44,717	$(10,173)	$(7,085)	$28,017

Net income	--	--	--	462	--	462

Translation of foreign currency financial statements	--	--	--	--	1,454	1,454

Unrealized loss of derivative instruments	--	--	--	--	(1,169)	(1,169)
Comprehensive income						747

Repurchase of common stock	(7,171)	(1)	(22)	--	--	(23)

Balances, October 31, 2003	5,575,987	$557	$44,695	$(9,711)	$(6,800)	$28,741

Net income	--	--	--	6,269	--	6,269

Translation of foreign currency financial statements	--	--	--	--	1,227	1,227

Unrealized gain of derivative instruments	--	--	--	--	90	90
Comprehensive income						7,586

Exercise of common stock options	443,607	45	2,083	--	--	2,128

Balances, October 31, 2004	6,019,594	$602	$46,778	$(3,442)	$(5,483)	$38,455

Net income	--	--	--	16,443	--	16,443

Translation of foreign currency financial statements	--	--	--	--	(838)	(838)

Unrealized gain of derivative instruments	--	--	--	--	2,941	2,941
Comprehensive income						18,546
Exercise of common stock options	200,626	20	777	--	--	797
Tax benefit from exercise of stock options	--	--	1,146	--	--	1,146
Balances, October 31, 2005	6,220,220	$622	$48,701	$13,001	$(3,380)	$58,944

The accompanying notes are an integral part of the Consolidated Financial Statements.

HURCO COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation. The consolidated financial statements include the accounts of Hurco Companies, Inc. (an Indiana corporation) and our wholly owned and controlled subsidiaries. We have a 35% and 24% ownership interest in two affiliates accounted for using the equity method. Our combined investments in affiliates are approximately $2.6 million and are included in Investments and Other Assets on the accompanying Consolidated Balance Sheets. Intercompany accounts and transactions have been eliminated.

Statements of Cash Flows. We consider all highly liquid investments purchased with maturity of three months or less to be cash equivalents. Cash flows from hedges are classified consistent with the items being hedged.

Restricted Cash. Restricted cash results from hedging arrangements that require cash to be on deposit with an institution based on open positions.

Translation of Foreign Currencies. All balance sheet accounts of non-U.S. subsidiaries are translated at the exchange rate as of the end of the year. Income and expenses are translated at the average exchange rates during the year. Cumulative foreign currency translation adjustments of $4.6 million are included in Accumulated Other Comprehensive Income in shareholders' equity. Foreign currency transaction gains and losses are recorded as income or expense as incurred.

Hedging. We enter into foreign currency forward exchange contracts periodically to hedge certain forecast inter-company sales and forecast inter-company and third party purchases of product denominated in foreign currencies (primarily Pound Sterling, Euro and New Taiwan Dollar). The purpose of these instruments is to mitigate the risk that the U.S. Dollar net cash inflows and outflows resulting from the sales and purchases denominated in foreign currencies will be adversely affected by changes in exchange rates. These forward contracts have been designated as cash flow hedge instruments, and are recorded in the Consolidated Balance Sheet at fair value in Other Current Assets and Accrued Expenses. Gains and losses resulting from changes in the fair value of these hedge contracts are deferred in Accumulated Other Comprehensive Income and recognized as an adjustment to cost of sales in the period that the sale of the related hedged item is recognized, thereby providing an offsetting economic impact against the corresponding change in the U.S. Dollar value of the inter-company sale or purchase item being hedged.

At October 31, 2005, we had $1.2 million of gains related to cash flow hedges deferred in Accumulated Other Comprehensive Income. Of this amount, $1.0 million represents unrealized gains related to future cash flow hedge instruments that remain subject to currency fluctuation risk. These deferred gains will be recorded as an adjustment to Cost of Sales in the periods through October 31, 2006, in which the sale of the related hedged item is recognized, as described above. At October 31, 2004, we had $1.7 million of losses related to cash flow hedges deferred in Accumulated Other Comprehensive Income. Net losses on cash flow hedge contracts which we reclassified from Other Comprehensive Income to Cost of Sales in the years ended October 31, 2005, 2004 and 2003 were $747,000, $2.8 million and $1.4 million, respectively.

HURCO COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

We also enter into foreign currency forward exchange contracts to protect against the effects of foreign currency fluctuations on receivables and payables denominated in foreign currencies. These derivative instruments are not designated as hedges under SFAS 133, “Accounting Standards for Derivative Instruments and Hedging Activities” (SFAS 133) and, as a result, changes in fair value are reported currently as Other Expense, Net in the Consolidated Statements of Income consistent with the transaction gain or loss on the related foreign denominated receivable or payable. Such net transaction losses were $476,000, $246,000, and $154,000 for the years ended October 31, 2005, 2004 and 2003, respectively.

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

Total depreciation expense for the years ended October 31, 2005, 2004 and 2003 was $1.0 million, $932,000, and $1.0 million, respectively. Any impairment would be recognized based on an assessment of future operations (including cash flows) to insure that assets are appropriately valued.

Revenue Recognition. We recognize revenue from sales of our machine tool systems upon delivery of the product to the customer, which is normally at the time of shipment, because persuasive evidence of an arrangement exists, delivery has occurred, the selling price is fixed and determinable and collectibility is reasonably assured. In certain foreign locations, we retain title after shipment under a “retention of title” clause solely to protect collectibility. The retention of title is similar to UCC filings in the United States and provides the creditor with additional rights to the machine if the customer fails to pay. Revenue recognition at the time of shipment is appropriate in this instance as long as all risks of ownership have passed to the buyer. Our computerized machine tools are general-purpose computer controlled machine tools that are typically used in stand-alone operations. Transfer of ownership and risk of loss are not contingent upon contractual customer acceptance. Prior to shipment, we test each machine to ensure the machine’s compliance with standard operating specifications as listed in our sales literature.

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

Service fees from maintenance contracts are deferred and recognized in earnings on a pro rata basis over the term of the contract. Sales related to software products are recognized when shipped in conformity with American Institute of Certified Public Accountants’ Statement of Position 97-2 Software Revenue Recognition. The software does not require production, modification or customization and at the time of shipment persuasive evidence of an arrangement exists, delivery has occurred, the selling price is fixed and determinable and collectibility is reasonably assured.

HURCO COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Product Warranty. Expected future product warranty expense is recorded when the product is sold.

Research and Development Costs. The costs associated with research and development programs for new products and significant product improvements are expensed as incurred and are included in Selling, General and Administrative expenses. Research and development expenses totaled $2.4 million, $2.0 million, and $1.8 million, in fiscal 2005, 2004, and 2003, respectively.

Costs incurred to develop computer software products and significant enhancements to software features of existing products to be sold or otherwise marketed are capitalized, after technological feasibility is established. Software development costs are amortized to Cost of Sales on a straight-line basis over the estimated product life of the related software, which ranges from three to five years. We capitalized $1,161,000 in 2005, $1,290,000 in 2004, and $679,000 in 2003 related to software development projects. Amortization expense was $329,000, $291,000, and $361,000, for the years ended October 31, 2005, 2004, and 2003, respectively. Accumulated amortization at October 31, 2005 and 2004 was $2.6 million and $2.3 million, respectively. Any impairment of the carrying value of the capitalized software development costs could be recognized based on an assessment of future operations (including cash flows) to insure that assets are appropriately valued.

Estimated amortization expense for the existing amortizable intangible assets for the years ending October 31, is as follows:

Fiscal Year	Amortization Expense
2006	$535
2007	760
2008	714
2009	714
2010	605

Earnings Per Share. Basic and diluted earnings per common share are based on the weighted average number of our shares of common stock outstanding. Diluted earnings per common share give effect to outstanding stock options using the treasury method. The impact of stock options on weighted average shares for the years ended October 31, 2005, 2004 and 2003 was 165,000, 242,000, and zero respectively.

Income Taxes. We record income taxes under SFAS 109 “Accounting for Income Taxes”. SFAS 109 utilizes the liability method for computing deferred income taxes. It also requires that the benefit of certain loss carryforwards be recorded as an asset and that a valuation allowance be established against the asset when it is “more likely than not” the benefit will not be realized.

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

HURCO COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Stock Based Compensation - We apply Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” (APB No. 25), and related interpretations in accounting for the plans, and, except for certain shares subject to variable plan accounting, no compensation expense has been recognized for stock options issued under the plans. For companies electing to continue the use of APB No. 25, SFAS No. 123R “Accounting for Stock-Based Compensation”, requires pro forma disclosures determined through the use of an option-pricing model as if the provisions of SFAS No. 123R had been adopted. If we had adopted the provisions of SFAS No. 123R, net income and earnings per share would have been as follows:

	2005	2004	2003
Net income (in thousands)	$16,420	$6,174	$265
Earnings per share:
Basic	$2.66	$1.07	$0.05
Diluted	$2.59	$1.02	$0.05

We intend to adopt SFAS 123R on November 1, 2005 using the prospective method. We believe that the adoption of SFAS 123R will not have a material effect on the Consolidated Financial Statements.

Reclassifications. Certain reclassifications have been made to prior years’ financial statements to conform to the presentation used in fiscal 2005.

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

Manufacturing Risk. Our computerized machine tools and integrated computer controls are manufactured primarily in Taiwan by our wholly owned subsidiary and our affiliated contract manufacturers. We also source one of the proprietary Ultimax® computer components from a sole domestic supplier. Any interruption from these sources would restrict the availability of our computerized machine tool systems and would adversely affect operating results.

HURCO COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

3.	INVENTORIES

Inventories as of October 31, 2005 and 2004 are summarized below (in thousands):

	2005	2004
Purchased parts and sub assemblies	$6,561	$6,888
Work-in-process	5,403	5,148
Finished goods	17,566	16,901
	$29,530	$28,937

4.	DEBT AGREEMENTS

Long-term debt as of October 31, 2005 and 2004, consisted of (in thousands):

	2005	2004
Domestic bank revolving credit facility	$--	$--
European bank credit facility	--	147
First Mortgage	4,136	4,253
Economic Development Revenue Bonds, Series 1990	--	200
	4,136	4,600

Less current portion	126	317
	$4,010	$4,283

As of October 31, 2005, long-term debt was payable as follows (in thousands):

Fiscal 2006	$126
Fiscal 2007	136
Fiscal 2008	145
Fiscal 2009	3,729
Fiscal 2010	--
Thereafter	--
$4,136

As of October 31, 2005 and 2004, we had $829,000 and $196,000, respectively, of outstanding letters of credit issued to non-U.S. suppliers for inventory purchase commitments. As of October 31, 2005, we had unutilized credit facilities of $10.7 million available for either direct borrowings or commercial letters of credit.

Domestic Bank Credit Facility. We had no borrowings outstanding under our domestic credit facility at October 31, 2005. Interest on the domestic bank credit facility was at rates ranging from 4.0% to 6.25% at October 31, 2005 and from 3.25% to 4.0% at October 31, 2004.

HURCO COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Effective October 26, 2004, we amended our $8 million domestic bank credit agreement to extend the maturity date to January 31, 2008 and convert it to an unsecured facility except for a continuation of the pledge of stock of two subsidiaries. Borrowings may be made in U.S. Dollars, Euros or Pounds Sterling. Interest on all outstanding borrowings is payable at LIBOR for the respective currency plus an applicable margin, or, at our option, the bank’s prime rate plus a specified margin based on the ratio of our Total Funded Debt to EBITDA (earnings before interest, taxes, depreciation and amortization) ratio, as follows:

Ratio of Total Funded Debt/EBITDA ratio	LIBOR Margin	Prime Margin
Greater than 3.0	2.75%	0%
Greater than 2.5 and less than or equal to 3.0	2.0%	(.25%)
Greater than 2.0 and less than or equal to 2.5	1.5%	(.50%)
Less than or equal to 2.0	1.0%	(.75%)

The ratio of our Total Funded Debt to EBITDA at October 31, 2005 was 0.23. The applicable margin is adjusted on the first day of the month following the month after each quarter end. The availability under the facility is not limited by a borrowing base, unless the ratio exceeds 3.0.

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

European Bank Credit Facilities. The terms and conditions of the October 2004 amendment also apply to our revolving credit and overdraft facility for our U.K. subsidiary.

On January 11, 2006, we renewed our credit facility with a European bank for €1.5 million. The termination date is unspecified. Interest on the facility is payable at a floating rate, 6% at January 11, 2006. Although the facility is uncollateralized, the bank reserves the right to require collateral in the event of increased risk evaluation. Borrowings outstanding under this facility at October 31, 2005 were $0.

Economic Development Revenue Bonds. The remaining installment of the Economic Development Revenue Bonds was paid on September 1, 2005.

Total debt at October 31, 2005 was $4.1 million representing 6.6% of total capitalization, which aggregated $63.1 million, compared to $4.6 million, or 11% of total capitalization, at October 31, 2004. We were in compliance with all loan covenants and had unused credit availability of $10.7 million at October 31, 2005. We believe that cash flow from operations and borrowings available to us under our credit facilities will be sufficient to meet our anticipated cash requirements in fiscal 2006.

HURCO COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

5.	FINANCIAL INSTRUMENTS

The carrying amounts for trade receivables and payables approximate their fair values. The fair value of long-term debt, including the current portion, is estimated based on quoted market prices for similar issues or on current rates offered to us for debt with the similar terms and maturities.

We also have financial instruments in the form of foreign currency forward exchange contracts as described in Note 1 to the Consolidated Financial Statements. The U.S. Dollar equivalent notional amount of these contracts was $80.7 million at October 31, 2005. The net fair value of these derivative instruments recorded in Accrued Expenses at October 31, 2005 was $1.0 million. Current market prices were used to estimate the fair value of the foreign currency forward exchange contracts.

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

Deferred income taxes reflect the effect of temporary differences between the tax basis of assets and liabilities and the reported amounts of those assets and liabilities for financial reporting purposes. Our total deferred tax assets and corresponding valuation allowance at October 31, 2005 and 2004, consisted of the following (in thousands):

	October 31
	2005	2004
Tax effects of future tax deductible items related to:
Current:
Inter-company profit in inventory	$1,672	$1,426
Accrued inventory reserves	834	404
Accrued warranty expenses	164	124
Deferred compensation	151	245
Other accrued expenses	498	390
Total current deferred tax assets	3,319	2,589
Non-current:
Goodwill	61	61
Total deferred tax assets	3,380	2,650

Tax effects of future taxable differences related to:
Accelerated tax deduction and other tax over book deductions related to property, equipment and software	(1,699)	(1,377)
Other	--	(604)
Total deferred tax liabilities	(1,699)	(1,981)

Net tax effects of temporary differences	1,682	669

Tax effects of carryforward benefits:
U.S. federal and state net operating loss carryforwards, expiring 2006-2023	312	3,592
Foreign tax benefit carryforwards, expiring 2005-2008	--	402
Foreign net operating loss carryforwards, with no expiration	1,544	1,301
U.S. federal general business tax credits, expiring 2005-2025	882	1,026
U.S. Alternative minimum tax credit with no expiration	190	--
Tax effects of carryforwards	2,928	6,321

Tax effects of temporary differences and carryforwards, net	4,610	6,990
Less valuation allowance	221	6,990
Net deferred tax asset	$4,389	$--

Except as indicated above, our carryforwards and tax credits expire at specific future dates and utilization of certain carryforwards and tax credits are limited to specific amounts each year. Realization is entirely dependent upon generating sufficient future earnings in specific tax jurisdictions prior to the expiration of the loss carryforwards and tax credits.

HURCO COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

We operate in a highly cyclical industry and incurred significant operating losses in fiscal 2001 and 2002. At October 31, 2004, a $6,990,000 valuation allowance was maintained against our net deferred tax assets. This valuation allowance was maintained because we determined that it was more likely than not that all of the deferred tax assets might not be realized.

During fiscal 2005, due to the substantial improvement in our operating results, especially in the fourth quarter of the year, we utilized approximately $3.7 million of the net operating loss carryforwards, all of which were subject to a valuation allowance. During the fourth quarter of fiscal 2005, after examining a number of factors, including historical results and near term earnings projections, we determined that it was more likely than not that we would realize all of our remaining domestic net deferred tax assets and a significant portion of our deferred tax assets related to certain foreign tax jurisdictions.

As a result of this analysis, we reduced our remaining valuation allowance to $221,000, all of which related to foreign net operating losses for which there remains uncertainty as to the future realization of the related tax benefits. As a result of our utilization in fiscal 2005 of net operating losses against which we had previously maintained a 100% valuation allowance and the reduction of all but $221,000 of the valuation allowance on our remaining deferred tax assets at the end of fiscal 2005, we recorded a tax benefit of approximately $2,342,000, which is net of approximately $1,146,000 recorded as additional paid-in-capital for the tax effects of the exercise by employees of stock options during both fiscal 2005 and 2004.

Income (loss) before income taxes (in thousands):	Year Ended October 31
	2005	2004	2003
Domestic	$9,834	$3,424	$(875)
Foreign	6,248	4,144	2,295
	$16,082	$7,568	$1,420
The provision for income taxes consists of:
Current:
Federal	$3,457	$--	$--
State	279	11	--
Foreign	2,259	1,240	1,148
	5,995	1,251	1,148
Deferred:
Federal	(4,685)	48	(190)
State	(553)	--	--
Foreign	(1,118)	--	--
	(6,356)	48	(190)
	$(361)	$1,299	$958
Differences between the effective tax rate and U.S. federal income tax rate were (in thousands):
Tax at U.S. statutory rate	$5,468	$2,649	$497
Effect of tax rates of international jurisdictions
In excess (less than) of U.S. statutory rates	81	8	(130)
State income taxes	279	11	--
Effect of losses without current year benefit	--	--	591
Deferred tax asset valuation adjustment	(2,342)	--	--
Utilization of net operating loss carryforwards	(3,740)	(1,369)	--
Permanent items	(155)	--	--
Others	48	--	--
Provision (benefit) for income taxes	$(361)	$1,299	$958

HURCO COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

We have not provided any U.S. income taxes on the undistributed earnings of our foreign subsidiaries or equity method investments based upon our determination that such earnings will be indefinitely reinvested.

7.	EMPLOYEE BENEFITS

We have defined contribution plans that include a majority of our employees, under which our contributions are discretionary. The purpose of these plans is generally to provide additional financial security during retirement by providing employees with an incentive to save throughout their employment. Our contributions to the plans are based on employee contributions or compensation. Our contributions totaled $243,800, $253,900, and $228,076, for the years ended October 31, 2005, 2004 and 2003, respectively.

We also have life insurance agreements with our executive officers. Beginning in fiscal 2003, the premiums were borrowed from the cash value of the policies and will be repaid from the policies' cash surrender values when the policies are terminated in accordance with the provisions of the agreements. In fiscal 2005, we purchased the insurance policies from the executive officers. The insurance premiums paid by the Company will be repaid from the cash surrender value of the policies when the policies are terminated.

8.	STOCK OPTIONS

In March 1997, we adopted the 1997 Stock Option and Incentive Plan (the 1997 Plan), which allows us to grant awards of options to purchase shares of our common stock, stock appreciation rights, restricted shares and performance shares. In March 2005 an amendment to the plan increased the number of shares available for grant by 250,000 shares. Under the provision of the amended 1997 Plan, 1,000,000 shares of common stock may be issued and the maximum number of shares of common stock that may be granted to any individual is 200,000 shares. Options granted under the 1997 Plan are exercisable for a period up to ten years after date of grant and vest in equal annual installments as specified by the Compensation Committee of our Board of Directors at the time of grant. The exercise price of options intended to qualify as incentive stock options may not be less than 100% of the fair market value of a share of common stock on the date of grant. As of October 31, 2005, options to purchase 207,600 shares had been granted and remained unexercised under the 1997 Plan.

In 1990, we adopted the 1990 Stock Option Plan (the 1990 Plan), which allowed us to grant options to purchase shares of our common stock and related stock appreciation rights and limited rights to officers and our key employees. Under the provisions of the 1990 Plan, the maximum number of shares of common stock, which could be issued under options and related rights, was 500,000. There was no annual limit on the number of such shares with respect to which options and rights could be granted. Options granted under the 1990 Plan are exercisable for a period up to ten years after date of grant and vested in equal installments over a period of three to five years from the date of grant. The option price could not be less than 100% of the fair market value of a share of common stock on the date of grant and no options or rights could be granted under the 1990 Plan after April 30, 2001. As of October 31, 2005, options to purchase 7,800 shares had been granted and remained unexercised under the 1990 Plan.

HURCO COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

A summary of the status of the options under the 1990 and 1997 Plans as of October 31, 2005, 2004 and 2003 and the related activity for the year is as follows:

	Shares Under Option	Weighted Average Exercise Price Per Share

Balance October 31, 2002	830,160	$3.78
Granted	--	--
Cancelled	(8,000)	4.14
Expired	(33,500)	5.85
Exercised	--	--

Balance October 31, 2003	788,660	$3.69
Granted	--	--
Cancelled	--	--
Expired	(2,000)	2.13
Exercised	(383,607)	3.67

Balance October 31, 2004	403,053	$3.71
Granted	--	--
Cancelled	--	--
Expired	(2,000)	2.15
Exercised	(185,653)	3.82

Balance October 31, 2005	215,400	$3.63

Stock options outstanding and exercisable on October 31, 2005 are as follows:

Range of Exercise Prices Per Share	Shares Under Option	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life in Years
Outstanding
$2.125 - 5.125	151,500	$2.62	6.6
5.813 - 8.250	63,900	6.00	4.0
$2.125 - 8.250	215,400	$3.63	5.8
Exercisable
$2.125 - 5.125	142,420	$2.65	--
5.813 - 8.250	63,900	6.00	--
$2.125 - 8.250	206,320	$3.69	--

HURCO COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment”, which is a revision to SFAS No. 123. SFAS 123R requires all share-based payments to employees, including stock options, to be expensed based on their fair values. We have disclosed the effect on net earnings and earnings per share under SFAS 123. SFAS 123R contains three methodologies for adoption: (1) adopt SFAS 123R on the effective date for interim periods thereafter, (2) adopt SFAS 123R on the effective date for interim periods thereafter and restate prior interim periods included in the fiscal year of adoption under the provisions of SFAS 123, or (3) adopt SFAS 123R on the effective date for interim periods thereafter and restate all prior interim periods under the provisions of SFAS 123. SFAS 123R must be adopted and in the first fiscal year beginning after June 15, 2005. We intend to adopt SFAS 123R on November 1, 2005 using the prospective method. We believe that the adoption of SFAS 123R will not have a material effect on the Consolidated Financial Statements.

On November 11, 2001, our former CEO was granted 110,000 options at $2.11 and all of his previous option grants were cancelled. These options were subject to variable plan accounting, which resulted in a charge to expense in fiscal 2004 of $322,000 and in fiscal 2003 of $51,000. As of October 31, 2005, all options subject to variable plan accounting have been exercised.

If we had adopted the provisions of SFAS No. 123, net income and earnings per share would have been as follows:

	2005	2004	2003
Net income (in thousands)	$16,420	$6,174	$265
Earnings per share:
Basic	$2.66	$1.07	$0.05
Diluted	$2.59	$1.02	$0.05

As of October 31, 2005, there were no outstanding non-qualified options that had been granted outside of the 1990 and 1997 plans to current members of the Board of Directors.

9.	RELATED PARTY TRANSACTIONS

We own approximately 24% of one of our Taiwanese-based contract manufacturers. This investment of $975,000 is accounted for using the equity method and is included in Investments and Other Assets on the Consolidated Balance Sheet. Purchases of product from this contract manufacturer totaled $2.7 million, $4.4 million, and $3.7 million for the years ended October 31, 2005, 2004 and 2003, respectively. Sales of product to this contract manufacturer were $117,000, $199,000 and $205,000 in fiscal 2005, 2004 and 2003 respectively. Trade payables to this contract manufacturer were $509,000 at October 31, 2005 and $115,000 at October 31, 2004. Trade receivables were $136,000 at October 31, 2005 and $62,000 at October 31, 2004.

HURCO COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

As of October 31, 2005, we owned 35% of Hurco Automation, Ltd. (HAL), a Taiwan based company. HAL’s scope of activities includes the design, manufacture, sales and distribution of industrial automation products, software systems and related components, including control systems and components manufactured under contract for sale exclusively to us. We are accounting for this investment using the equity method. The investment of $1.6 million at October 31, 2005 is included in Investments and Other Assets on the Consolidated Balance Sheet. Purchases of product from this supplier amounted to $7.7 million, $6.6 million, and $4.8 million in 2005, 2004 and 2003, respectively. Sales of product to this supplier were $1.8 million, $1.9 million and $1.2 million for the years ended October 31, 2005, 2004 and 2003, respectively. Trade payables to HAL were $1.6 million and $2.5 million at October 31, 2005 and 2004, respectively. Trade receivables from HAL were $242,000 and $581,000 at October 31, 2005 and 2004, respectively.

Summary financial information for the two affiliates accounted for using the equity method of accounting is as follows:

(in thousands)	2005	2004	2003
Net Sales	$50,896	$23,469	$26,284
Gross Profit	8,947	7,780	4,409
Operating Income	2,676	2,210	564
Net Income	2,313	1,479	261

Current Assets	$21,553	$16,194	$17,162
Non-current Assets	1,824	2,031	2,015
Current Liabilities	14,857	17,215	13,549

10.	CONTINGENCIES AND LITIGATION

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

From time to time, our European subsidiaries guarantees third party lease financing residuals in connection with the sale of certain machines in Europe. At October 31, 2005 there were 38 third party guarantees totaling approximately $1.6 million. A retention of title clause allows our German subsidiary to obtain the machine if the customer defaults on its lease. We believe that the proceeds obtained from liquidation of the machine would cover any payments required under the guarantee.

HURCO COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

Warranty Reserve
Balance at October 31, 2004	$1,750
Provision for warranties during the period	1,709
Charges to the accrual	(1,778)
Impact of foreign currency translation	(63)
Balance at October 31, 2005	$1,618

12.	OPERATING LEASES

We lease facilities, certain equipment and vehicles under operating leases that expire at various dates through 2010. Future payments required under operating leases as of October 31, 2005, are summarized as follows (in thousands):

2006	$1,543
2007	1,098
2008	617
2009	458
2010	291
Thereafter	194
Total	$4,201

Lease expense for the years ended October 31, 2005, 2004, and 2003 was $1.8 million, $1.5 million, and $1.5 million, respectively.

We recorded $180,000 of lease income from subletting 50,000 square feet of our Indianapolis facility. The sublease expires on April 30, 2010.

HURCO COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

13.	QUARTERLY HIGHLIGHTS (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2005 (In thousands, except per share data)

Sales and service fees	$30,246	$30,990	$29,555	$34,718

Gross profit	9,740	10,767	9,863	12,188

Gross profit margin	32.2%	34.7%	33.3%	35.1%

Selling, general and administrative expenses	6,187	6,363	6,637	6,870

Operating income	3,553	4,404	3,226	5,318

Provision (benefit) for income taxes	369	781	317	(1,828)	(1)

Net income	3,030	3,299	2,879	7,235

Income per common share - basic	$.50	$.53	$.46	$1.16

Income per common share - diluted	$.48	$.52	$.45	$1.13

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2004 (In thousands, except per share data)

Sales and service fees	$22,718	$24,255	$23,748	$28,851

Gross profit	6,531	7,413	7,313	9,041

Gross profit margin	28.7%	30.6%	30.8%	31.3%

Restructuring expense and other expense, net (Note 15)	--	--	--	465

Selling, general and administrative expenses	4,927	5,127	5,241	6,106

Operating Income	1,604	2,286	2,072	2,470

Provision (benefit) for income taxes	366	388	405	140

Net Income	669	1,737	1,582	2,281

Income per common share - basic	$.12	$.31	$.27	$.38

Income per common share - diluted	$.12	$.29	$.25	$.36

(1) The fourth quarter included a $2.3 million adjustment to the tax provision to reverse our deferred tax asset valuation allowance. See Note 6.

HURCO COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

14.	SEGMENT INFORMATION

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

Our computerized metal cutting machine tools are manufactured to our specifications by manufacturing contractors in Taiwan including our wholly owned subsidiary, Hurco Manufacturing Limited (HML). Our executive offices and principal design, engineering, and manufacturing management operations are headquartered in Indianapolis, Indiana. We sell our products through approximately 230 independent agents and distributors in approximately 50 countries throughout North America, Europe and Asia. We also have our own direct sales and service organizations in England, France, Germany, Italy, Singapore and China. During fiscal 2005, no customer accounted for more than 5% of our sales and service fees.

The following table sets forth the contribution of each of our product groups to our total sales and service fees during each of the past three fiscal years (in thousands):

Net Sales and Service Fees by Product Category	Year ended October 31,
	2005	2004	2003

Computerized Machine Tools	$107,313	$83,663	$61,385
Computer Control Systems and Software *	4,129	3,604	3,044
Service Parts	9,991	8,696	7,643
Service Fees	4,076	3,609	3,460
Total	$125,509	$99,572	$75,532

*Amounts shown do not include CNC systems sold as an integrated component of computerized machine systems.

The following table sets forth revenues by geographic area, based on customer location, for each of the past three fiscal years were (in thousands):

Revenues by Geographic Area	Year Ended October 31
	2005	2004	2003

United States	$40,666	$30,654	$22,829

Germany	36,039	31,206	22,111
United Kingdom	11,917	8,818	8,381
Other Europe	26,061	20,361	17,735
Total Europe	74,017	60,385	48,227

Asia and Other	10,826	8,533	4,476
Total Foreign	84,843	68,918	52,703
	$125,509	$99,572	$75,532

HURCO COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Long-lived tangible assets by geographic area were (in thousands):

	October 31
	2005	2004
United States	$8,034	$7,458
Foreign countries	3,117	1,489
	$11,151	$8,947

15.	RESTRUCTURING EXPENSE AND OTHER EXPENSE, NET

During fiscal 2002, we discontinued several under-performing product lines, sold the related assets and discontinued a software development project to enable us to focus our resources and technology development on our core products, which consist primarily of general purpose computerized machine tools for the metal cutting industry (vertical machining centers) into which our proprietary Ultimax® software and computer control systems have been fully integrated. Included in restructuring expense and other expense, net in fiscal 2002 is a $1.1 million provision for potential expenditures related to a disputed claim in the United Kingdom, regarding a terminated facility lease (Note 10). The disputed facility lease claim was settled in fiscal 2003 and paid in the first quarter of fiscal 2004.

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

Description	Balance 10/31/02	Provision (Credit)	Charges to Accrual	Balance 10/31/03
Severance costs	$264	$(43)	$221	$--
Foreign lease termination liability	1,113	(81)	(157)	1,189
	$1,377	$(124)	$64	$1,189

Description	Balance 10/31/03	Provision (Credit)	Charges to Accrual	Balance 10/31/04
Severance costs	$--	$465	$--	$465

Foreign lease termination liability	1,189	--	1,189	--
	$1,189	$465	$1,189	$465

Description	Balance 10/31/04	Provision (Credit)	Charges to Accrual	Balance 10/31/05
Severance costs	$465	$--	$321	$144
	$465	$--	$321	$144

HURCO COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

16.	NEW ACCOUNTING PRONOUNCEMENTS

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

We carried out an evaluation under the supervision and with participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2005 pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of the evaluation date.

There have been no changes in our internal controls over financial reporting that occurred during the year ended October 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item9B.	OTHER INFORMATION

Not applicable.

PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is hereby incorporated by reference from our definitive proxy statement for our 2006 annual meeting of shareholders except that the information required by Item 10 regarding Executive Officers is included herein under a separate caption at the end of Part I.

Item 11.	EXECUTIVE COMPENSATION

The information required by this item is hereby incorporated by reference from the definitive proxy statement for our 2006 annual meeting of shareholders.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Except for the information concerning equity compensation plans, the information required by this item is hereby incorporated by reference from the definitive proxy statement for our 2006 annual meeting of shareholders.

Equity Compensation Plan Information
The following table gives information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of October 31, 2005, including the 1997 Stock Option and Incentive Plan and the 1990 Stock Option Plan.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a) (#)	Weighted-average exercise price of outstanding options, warrants and rights (b) ($)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c) (#)
Equity compensation plans approved by security holders	215,400	$3.63	341,500

Equity compensation plans not approved by security holders	--	--	--

Total	215,400	$3.63	341,500

As of October 31, 2005, there were no outstanding non-qualified options that had been granted outside of the 1990 and 1997 plans to current members of the Board of Directors.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is hereby incorporated by reference from the definitive proxy statement for our 2006 annual meeting of shareholders.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is hereby incorporated by reference from the definitive proxy statement for our 2006 annual meeting of shareholders.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1.	Financial Statements. The following consolidated financial statements of Registrant are included herein under Item 8 of Part II:

2.	Financial Statement Schedule. The following financial statement schedule is included in this Item

Page
Schedule II - Valuation and Qualifying Accounts and Reserves	47

All other financial statement schedules are omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

(b)	Exhibits

Exhibits are filed with this Form 10-K or incorporated herein by reference as listed on pages 48 and 49.

Schedule II - Valuation and Qualifying Accounts and Reserves
for the years ended October 31, 2005, 2004, and 2003
(Dollars in thousands)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged To Other Accounts	Deductions		Balance At End Of Period
Allowance for doubtful
Accounts for the year ended:

October 31, 2005	$723	$169	--	$50	(1)	$842

October 31, 2004	$630	$286	--	$193	(2)	$723

October 31, 2003	$689	$421	$--	$480	(3)	$630

Accrued warranty expenses
For the year ended:

October 31, 2005	$1,750	$1,646	--	$1,778		$1,618

October 31, 2004	$1,016	$2,323	--	$1,589		$1,750

October 31, 2003	$1,003	$1,148	$--	$1,135		$1,016

(1)	Receivable write-offs of $50,000, net of cash recoveries on accounts previously written off of $0.

(2)	Receivable write-offs of $193,000, net of cash recoveries on accounts previously written off of $0.

(3)	Receivable write-offs of $493,000 net of cash recoveries on accounts previously written off of $13,000.

EXHIBITS INDEX

Exhibits Filed. The following exhibits are filed with this report:

11	Statement re: computation of per share earnings.

21	Subsidiaries of the Registrant.

23	Consent of PricewaterhouseCoopers LLP.

31.1	Certification by the Chief Executive Officer, pursuant to Rule 13a-15(b) under the Securities and Exchange Act of 1934, as amended.

31.2	Certification by the Chief Financial Officer, pursuant to Rule 13a-15(b) under the Securities and Exchange Act of 1934, as amended.

32.1	Certification by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibits Incorporated by Reference. The following exhibits are incorporated into this report:

3.1	Amended and Restated Articles of Incorporation of the Registrant, incorporated by reference to Exhibit 3.1 to the Registrant's Report on Form 10-Q for the quarter ended July 31, 2000.

3.2	Amended and Restated By-Laws of the Registrant dated January 5, 2005, incorporated by reference as Exhibit 3.1 to the Registrant’s Form 8-K filed on January 11, 2005.

10.3
First Amendment to the Third Amended and Restated Credit Agreement between the Registrant and Bank One, NA dated as of October 26, 2004, incorporated by reference as Exhibit 10.1 to the Registrant’s Form 8-K filed on November 1, 2004.

10.4
Revolving Credit Facility and Overdraft Facility - Supplemental Facility Agreement between Hurco Europe Limited and Bank One, NA dated October 26, 2004, incorporated by reference as Exhibit 10.2 to the Registrant’s Form 8-K filed on November 1, 2004.

10.5
Employment Agreement between the Registrant and James D. Fabris dated November 18, 1997, incorporated by reference as Exhibit 10.15 to the Registrant's Report on Form 10-Q for the quarter ended January 31, 1998.

10.6
Mortgage dated April 30, 2002 between the Registrant and American Equity Investment Life Insurance Company incorporated by reference as Exhibit 10.2 to the Registrant’s Report on Form 10-Q for the quarter ended April 30, 2002.

10.7	Employment Agreement between the Registrant and Michael Doar dated November 13, 2001 incorporated by reference as Exhibit 10.2 to the Registrant’s Report on Form 10-Q dated January 31, 2002.

10.8	Separation and Release Severance Agreement between the Registrant and Roger J. Wolf, incorporated by reference as Exhibit 10.2 to the Registrant’s Form 8-K filed November 24, 2004.

10.9*	Amended 1997 Stock Option and Incentive Plan incorporated by reference as Exhibit 10 to the Registrant’s Report on Form 10-Q filed for the quarter ended July 31, 2005.

10.10
Employment Agreement between the Registrant and Stephen J. Alesia dated January 18, 2005 incorporated by reference as Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K dated October 31, 2004.

10.11*	Form of option agreement relating to the Amended 1997 Stock Option and Incentive Plan incorporated by reference as Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K dated October 31, 2004.
_______________
*	The indicated exhibit is a management contract, compensatory plan or arrangement required to be listed by Item 601 of Regulation S-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, this 23rd day of January 2006.

HURCO COMPANIES, INC.

By:	/s/ Stephen J. Alesia
Stephen J. Alesia
Vice-President, Secretary,
Treasurer and
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature and Title(s)	Date

/s/ Michael Doar	January 23, 2006
Michael Doar, Chairman of the Board,
Chief Executive Officer and Director
of Hurco Companies, Inc.
(Principal Executive Officer)

/s/ Stephen J. Alesia	January 23, 2006
Stephen J. Alesia
Vice-President,
Secretary, Treasurer and
Chief Financial Officer
of Hurco Companies, Inc.
(Principal Financial Officer)

/s/ Sonja K. McClelland	January 23, 2006
Sonja K. McClelland
Corporate Controller, Assistant Secretary
of Hurco Companies, Inc.
(Principal Accounting Officer)

/s/ Stephen H. Cooper	January 23, 2006
Stephen H. Cooper, Director

/s/ Robert W. Cruickshank	January 23, 2006
Robert W. Cruickshank, Director

/s/ Richard T. Niner	January 23, 2006
Richard T. Niner, Director

/s/ O. Curtis Noel	January 23, 2006
O. Curtis Noel, Director

/s/ Charlie Rentschler	January 23, 2006
Charlie Rentschler, Director

/s/ Gerald V. Roch	January 23, 2006
Gerald V. Roch, Director