Form 10-Q
period 2006-01-31
HURCO COMPANIES INC
filed 2006-03-09
CIK 315374

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended January 31, 2006 or
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
Yes X No - .

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]   Accelerated filer [ ]   Non-accelerated filer [X]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the
Exchange Act).        Yes [ ] No [X ]

The number of shares of the Registrant's common stock outstanding as of March 8, 2006 was 6,341,020.

HURCO COMPANIES, INC.
January 2006 Form 10-Q Quarterly Report

Table of Contents

Part I - Financial Information

Part II - Other Information

Item 1.	Legal Proceedings…………………………………...…………………………………...	17

Item 6.	Exhibits................................................................................................................................	17

Signatures	…………………………………………………………………………………………….	18

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

HURCO COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended
	January 31
	2006	2005
	(unaudited)

Sales and service fees	$31,894	$30,246

Cost of sales and service	20,967	20,506

Gross profit	10,927	9,740

Selling, general and administrative expenses	6,296	6,187

Operating income	4,631	3,553

Interest expense	84	83

Other expense (income), net	(104)	71

Income before taxes	4,651	3,399

Provision for income taxes	1,618	369

Net income	$3,033	$3,030

Earnings per common share

Basic	$0.49	$0.50
Diluted	$0.48	$0.48

Weighted average common shares outstanding

Basic	6,242	6,071
Diluted	6,328	6,270

The accompanying notes are an integral part of the condensed consolidated financial statements.

HURCO COMPANIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
(Dollars in thousands)

	January 31	October 31
	2006	2005
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$21,562	$17,559
Accounts receivable	18,686	20,100
Inventories	31,375	29,530
Deferred tax assets	2,686	3,043
Other	4,041	3,586
Total current assets	78,350	73,818

Property and equipment:
Land	761	761
Building	7,205	7,205
Machinery and equipment	13,286	13,170
Leasehold improvements	1,140	1,102
	22,392	22,238
Less accumulated depreciation and amortization	(13,499)	(13,187)
	8,893	9,051
Non-current assets:
Deferred tax assets	1,307	1,346
Software development costs, less accumulated amortization	4,093	3,752
Investments and other assets	6,215	6,147
	$98,858	$94,114

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$19,734	$17,051
Accrued expenses	10,375	13,584
Current portion of long-term debt	128	126
Total current liabilities	30,237	30,761

Non-current liabilities:
Long-term debt	3,978	4,010
Deferred credits and other	492	399
Total liabilities	34,707	35,170

Shareholders’ equity:
Preferred stock: no par value per share; 1,000,000 shares
authorized; no shares issued
Common stock: no par value; $.10 stated value per share;
12,500,000 shares authorized, and 6,341,020 and 6,220,220
shares issued and outstanding, respectively	634	622
Additional paid-in capital	49,723	48,701
Retained earnings	16,034	13,001
Accumulated other comprehensive income	(2,240)	(3,380)
Total shareholders’ equity	64,151	58,944
	$98,858	$94,114

The accompanying notes are an integral part of the condensed consolidated financial statements.

HURCO COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollars in thousands)

	Three Months Ended
	January 31
	2006	2005
	(unaudited)
Cash flows from operating activities:
Net income	$3,033	$3,030
Adjustments to reconcile net income to Net cash provided by (used for) operating activities:
Provision for doubtful accounts	16	29
Equity in (income) loss of affiliates	(96)	67
Depreciation and amortization	365	317
Change in assets and liabilities:
(Increase) decrease in accounts receivable	1,606	854
(Increase) decrease in inventories	(979)	(1,487)
Increase (decrease) in accounts payable	1,967	156
Increase (decrease) in accrued expenses	(2,559)	(73)
Increase (decrease) in deferred asset	410	--
Other	(313)	(27)
Net cash provided by operating activities	3,450	2,866

Cash flows from investing activities:
Purchase of property and equipment	(60)	(486)
Software development costs	(432)	(137)
Change in restricted cash	--	277
Other investments	(159)	(54)
Net cash used for investing activities	(651)	(400)

Cash flows from financing activities:
Advances on bank credit facilities	--	4,350
Repayment on bank credit facilities	--	(4,501)
Repayment on first mortgage	(30)	(29)
Tax benefit from exercise of stock options	499	--
Proceeds from exercise of common stock options	535	663
Net cash provided by financing activities	1,004	483

Effect of exchange rate changes on cash	200	105

Net increase in cash and cash equivalents	4,003	3,054

Cash and cash equivalents at beginning of period	17,559	8,249

Cash and cash equivalents at end of period	$21,562	$11,303

The accompanying notes are an integral part of the condensed consolidated financial statements.

HURCO COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
For the three months ended January 31, 2006 and 2005

	Common Stock		Additional	Retained	Accumulated Other Comprehensive
	Shares Issued & Outstanding	Amount	Paid-In Capital	Earnings (Deficit)	Income (Loss)	Total
	(Dollars in thousands)

Balances, October 31, 2004	6,019,594	$602	$46,778	$(3,442)	$(5,483)	$38,455
Net income	--	--	--	3,030	--	3,030
Translation of foreign currency financial statements	--	--	--	--	489	489
Unrealized gain on derivative instruments	--	--	--	--	1,465	1,465
Comprehensive income	--	--	--	--	--	4,984
Exercise of common stock options	158,120	16	647	--	--	663
Balances, January 31, 2005	6,177,714	$618	$47,425	$(412)	$(3,529)	$44,102

Balances, October 31, 2005	6,220,220	$622	$48,701	$13,001	$(3,380)	$58,944

Net income	--	--	--	3,033	--	3,033
Translation of foreign currency financial statements	--	--	--	--	556	556
Unrealized gain on derivative instruments	--	--	--	--	584	584
Comprehensive income	--	--	--	--	--	4,173
Exercise of common stock options	120,800	12	518	--	--	530
Tax benefit from exercise of stock options	--	--	499	--	--	499
Stock-based compensation expense	--	--	5	--	--	5
Balances, January 31, 2006	6,341,020	$634	$49,723	$16,034	$(2,240)	$64,151

The accompanying notes are an integral part of the condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	GENERAL

The unaudited Condensed Consolidated Financial Statements include the accounts of Hurco Companies, Inc. and its consolidated subsidiaries. As used in this report, and unless the context indicates otherwise, the terms “we”, “us”, “our” and similar language refer to Hurco Companies, Inc. and its consolidated subsidiaries. We design and produce computerized machine tools, interactive computer control systems and software for sale through our distribution network to the worldwide metal cutting market. We also provide software options, computer control upgrades, accessories and replacement parts for our products, as well as customer service and training support.

The condensed financial information as of January 31, 2006 and for the three months ended January 31, 2006 and January 31, 2005 is unaudited; however, in our opinion, the interim data include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of our results for, and our financial position at the end of the interim periods. We suggest that you read these condensed consolidated financial statements in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended October 31, 2005.

2.	HEDGING

We enter into foreign currency forward exchange contracts periodically to hedge certain forecast inter-company sales and forecast inter-company and third party purchases denominated in foreign currencies (the Pound Sterling, Euro and New Taiwan Dollar). The purpose of these instruments is to mitigate the risk that the U.S. Dollar net cash inflows and outflows resulting from sales and purchases denominated in foreign currencies will be adversely affected by changes in exchange rates. These forward contracts have been designated as cash flow hedge instruments, and are recorded in the Condensed Consolidated Balance Sheet at fair value in Other Current Assets and Accrued Expenses. Gains and losses resulting from changes in the fair value of these hedge contracts are deferred in Accumulated Other Comprehensive Income and recognized as an adjustment to Cost of Sales in the period that the sale that is the subject of the related hedge contract is recognized, thereby providing an offsetting economic impact against the corresponding change in the U.S. Dollar value of the inter-company sale or purchase being hedged.

At January 31, 2006, we had $1,799,000 of gains related to cash flow hedges deferred in Accumulated Other Comprehensive Income. Of this amount, $1,453,000 represented unrealized gains related to future cash flow hedge instruments that remain subject to currency fluctuation risk. These deferred gains will be recorded as an adjustment to Cost of Sales in the periods through October 2006, in which the sale that is the subject of the related hedge contract is recognized, as described above. Net gains on cash flow hedge contracts, which we reclassified from Other Comprehensive Income to Cost of Sales in the quarter ended January 31, 2006, were $182,000 compared to net losses of $633,000 for the same period in the prior year.

We also enter into foreign currency forward exchange contracts to protect against the effects of foreign currency fluctuations on receivables and payables denominated in foreign currencies. These derivative instruments are not designated as hedges under Statement of Financial Accounting Standards No. 133, “Accounting Standards for Derivative Instruments and Hedging Activities” (SFAS 133), and, as a result, changes in their fair value are reported currently as Other Expense (Income), Net in the Consolidated Statement of Operations consistent with the transaction gain or loss on the related foreign denominated receivable or payable. We recorded net transaction losses of $40,000 and $13,000 for the quarters ended January 31, 2006 and 2005, respectively.

3. STOCK OPTIONS

Prior to fiscal 2006, we applied the provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” in accounting for stock-based compensation. As a result, no compensation expense was recognized for stock options having exercise prices equal to the fair market value of underlying shares on the date of grant. Effective November 1, 2005, we adopted SFAS No. 123(R), “Share Based Payment,” using the modified prospective method, and began applying its provisions to all options granted as well as to the nonvested portion of previously granted options outstanding at that date.

As a result of our adoption of SFAS No. 123(R), we recorded compensation expense of approximately $5,000, which reduced net income by approximately $3,000. The impact of the adoption of SFAS No. 123(R) was not significant and, therefore, did not have an effect on basic and diluted earnings per share.

Prior to the adoption of SFAS No. 123(R), we presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Condensed Consolidated Statements of Cash Flows. SFAS 123(R) requires cash flows resulting from tax deductions in excess of recognized compensation cost from the exercise of stock options (excess tax benefits) to be classified as financing cash flows.

Our adoption of SFAS No. 123(R) had no effect on compensation expense recorded in fiscal 2005. Accordingly, for fiscal 2005 and all preceding periods prior to November 1, 2005, we will include a disclosure of the impact of SFAS No. 123(R) had it been adopted during the prior periods presented.

Three Months Ended January 31
(In thousands)	2005

Net income, as reported	$3,030

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(6)

Pro forma net income	$3,024

Earnings per share:

Basic as reported	$0.50
Basic pro forma	0.50

Diluted as reported	$0.48
Diluted pro forma	0.48

4.	EARNINGS PER SHARE

Basic and diluted earnings per common share are based on the weighted average number of our shares of common stock outstanding. Diluted earnings per common share give effect to outstanding stock options using the treasury method. The number of shares for the three months ended January 31, 2006 and 2005 was 86,000 and 199,000, respectively.

5.	ACCOUNTS RECEIVABLE

Accounts receivable is net of allowance for doubtful accounts of $858,000 as of January 31, 2006 and $842,000 as of October 31, 2005.

6.	INVENTORIES

Inventories, priced at the lower of cost (first-in, first-out method) or market, are summarized below (in thousands):
	January 31, 2006	October 31, 2005
Purchased parts and sub-assemblies	$6,982	$6,561
Work-in-process	5,689	5,403
Finished goods	18,704	17,566
	$31,375	$29,530

7.	SEGMENT INFORMATION

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

From time to time, our European subsidiaries guarantee third party lease financing residuals in connection with the sale of certain machines in Europe. At January 31, 2006 there were outstanding 38 such guarantees, totaling approximately $1.5 million. A retention of title clause allows us to recover the machine if the customer defaults on its lease. We believe that the proceeds obtained from liquidation of the machine would cover our exposure.

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

Warranty Reserve
Balance at October 31, 2005	$1,618
Provision for warranties during the period	361
Charges to the accrual	(275)
Impact of foreign currency translation	58
Balance at January 31, 2006	$1,762

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto appearing elsewhere herein. Certain statements made in this discussion may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. These factors include, among others, changes in general economic and business conditions that affect market demand for machines tools and related computer control systems, software products, and replacement parts, changes in manufacturing markets, adverse currency movements, innovations by competitors, quality and delivery performance by our contract manufacturers and governmental actions and initiatives, including import and export restrictions and tariffs.

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

The primary drivers of our improved performance in the last three years are improved worldwide demand for our products, our expanded product line and the impact of changes in the exchange rate between the U.S. Dollar and various foreign currencies.

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

Our high levels of foreign manufacturing and sales also subject us to cash flow risks due to changes in currency exchange rates. We seek to mitigate those risks through the use of various hedging instruments - principally foreign currency forward exchange contracts.

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

RESULTS OF OPERATIONS

Three Months Ended January 31, 2006 Compared to Three Months Ended January 31, 2005

Sales and Service Fees. Sales and service fees for the first quarter of fiscal 2006 were $31.9 million, an increase of $1.6 million, or 5%, from the amount reported for the prior year period. Unit shipments increased by 19% on a quarter-to-quarter basis with the largest increase occurring in North America. As noted below, approximately 57% of our sales during the first quarter of fiscal 2006 were derived from European markets. The weighted average exchange rate between the Euro and the U.S. dollar during the first quarter of fiscal 2006 was $1.19 per €1.00, compared to $1.32 per €1.00 for the first quarter of fiscal 2005, a decrease of 10%. Due to the effects of a stronger U.S. Dollar when translating foreign sales for financial reporting purposes, sales and service fees for the first quarter of fiscal 2006 were approximately $1.8 million less than would have been the case if foreign sales had been translated at the same rate of exchange that was utilized for the first quarter of 2005.

The following tables set forth net sales (in thousands) by geographic region and product category for the first quarter of 2006 and 2005:

Net Sales and Service Fees by Geographic Region
	January 31,				Increase
	2006		2005		Amount	%
North America	$12,331	38.6%	$10,242	33.9%	$2,089	20.4%
Europe	18,044	56.6%	18,673	61.7%	(629)	(3.4%)
Asia Pacific	1,519	4.8%	1,331	4.4%	188	14.1%
Total	$31,894	100.0%	$30,246	100.0%	$1,648	5.4%

Sales and service fees in North America benefited from a 25% increase in unit shipments in the first quarter of 2006 compared to the prior year period. Unit shipments of our lathe, VM, and VMX product lines increased 20%, 33% and 14%, respectively.

Sales and service fees in Europe decreased by 3.4% during the first quarter despite a 14% increase in unit shipments compared to the prior period primarily due to the currency translation effects of a stronger U.S. Dollar. The unit shipment increase was primarily attributable to an increase in shipments of the lathe product line, which was introduced in Europe in the second quarter of fiscal 2005, as well as the VM product line.

Net Sales and Service Fees by Product Category
	January 31,				Increase
	2006		2005		Amount	%

Computerized Machine Tools	$27,364	85.8%	$26,133	86.4%	$1,231	4.7%
Service Fees, Parts and Other	4,530	14.2%	4,113	13.6%	417	10.1%
Total	$31,894	100.0%	$30,246	100.0%	$1,648	5.4%
Sales of computerized machine tools during the first quarter of fiscal 2006 increased 5% over the corresponding period in fiscal 2005, driven by a 19% increase in unit shipments, however, the average net selling price per unit decreased 12% due to the unfavorable effect of a stronger U.S. Dollar and a higher percentage of lower priced lathes and VM models in the total product mix.

Orders. New orders booked in the first quarter of fiscal 2006 were a new record for us totaling, $37.8 million, an increase of $10.9 million, or 41%, from the $26.9 million reported for the corresponding quarter of fiscal 2005. Orders were strong worldwide with unit orders increasing 59%, 44% and 86% in North America, Europe and Asia, respectively. The increase in unit orders was significant across all product lines.

Gross Margin. Gross margin for the first quarter of fiscal 2006 was 34% compared to 32% for the prior year period, due principally to increased sales.

Operating Expenses. Selling, general and administrative expenses were $6.3 million, a slight increase from the $6.2 million reported in the prior year period. Selling, general and administrative expenses were 20% of net sales and service fees during the first quarter of fiscal 2006 and 2005.

Operating Income. Operating income for the first quarter of fiscal 2006 was $4.6 million, or 15% of sales and service fees, compared to $3.6 million, or 12% of sales and service fees in the prior year period.

Other Expense (Income). The increase in other expense (income) is the result of improved earnings of our affiliates accounted for using the equity method.

Income Taxes. Our provision for income taxes during the first quarter of fiscal 2006 was approximately $1.3 million higher than in the same period in fiscal 2005, primarily because we used substantially all of our domestic net operating loss carryforwards during the fourth quarter of fiscal 2005. Our effective tax rate for the first quarter of fiscal 2006 compared to the first quarter of 2005 was 35% and 11%, respectively.

LIQUIDITY AND CAPITAL RESOURCES

At January 31, 2006, we had cash and cash equivalents of $21.6 million, compared to $17.6 million at October 31, 2005. Cash generated from operations totaled $3.4 million for the quarter ended January 31, 2006, compared to $2.9 million in the prior year period.

During the first quarter of fiscal 2006, cash flow from operations was unfavorably affected by a $2.6 million reduction in accrued expenses and $1.0 million increase in inventories offset by a $1.6 million reduction in receivables and $2.0 million increase in accounts payable. The decrease in accrued expenses was primarily the result of fiscal 2005 year-end employee performance bonus payments made during the first quarter of fiscal 2006, as well as a reduction in our derivative liability related to New Taiwanese hedge losses. The increase in inventory and accounts payable to vendors was the result of higher production levels at our principal manufacturing facility in Taiwan in response to increased orders. Accounts receivable decreased as customer payments relating to record fourth quarter 2005 sales were collected during the first quarter of 2006. Working capital, excluding short-term debt, was $48.2 million at January 31, 2006, compared to $43.2 million at October 31, 2005. We expect our working capital requirements to continue to increase in fiscal 2006, as our sales increase.

Capital investments during the first quarter of fiscal 2006 included normal expenditures for software development projects and purchases of equipment. Capital expenditures in the first quarter of fiscal 2005 included approximately $350,000 for an integrated computer system. We funded these expenditures with cash flow from operations.

Our outstanding debt at January 31, 2006 was $4.1 million, representing 6% of our total capitalization of $68.3 million, compared to $4.1 million, or 7% of our total capitalization, of $63.1 million at October 31, 2005. Our outstanding debt consisted solely of the outstanding balance of a term loan secured by our Indianapolis facility. We were in compliance with all loan covenants and had unused credit availability of $11.3 million at January 31, 2006. We believe that cash flow from operations and borrowings available to us under our credit facilities will be sufficient to meet our anticipated cash requirements for the balance of fiscal 2006.

NEW ACCOUNTING PRONOUCEMENTS

In December 2004, the FASB issued Statement No. 123(R), “Share Based Payment”, that requires companies to expense the value of employee stock options and similar awards for annual periods beginning after June 15, 2005 and applies to all outstanding and unvested stock-based awards at a company’s adoption date. We adopted this standard effective November 1, 2005 and the condensed consolidated financial statements reflect the accounting treatment required by this pronouncement. The impact of the adoption of SFAS No. 123(R) was not material. See Note 3 to the condensed consolidated financial statements.

CRITICAL ACCOUNTING POLICIES

Our accounting policies, which are described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2005, require our management to make significant estimates and assumptions using information available at the time the estimates are made. These estimates and assumptions significantly affect various reported amounts of assets, liabilities, revenues and expenses. If our future experience differs materially from these estimates and assumptions, our results of operations and financial condition could be affected. There were no material changes to our critical accounting policies during the first quarter of 2006.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

There have been no material changes from the information provided in our Annual Report on Form 10-K for the fiscal year ended October 31, 2005.

OFF BALANCE SHEET ARRANGEMENTS

From time to time, our European subsidiaries guarantee third party lease financing residuals in connection with the sale of certain machines in Europe. At January 31, 2006 there were outstanding 38 such guarantees, totaling approximately $1.5 million. A retention of title clause allows us to recover the machine if the customer defaults on its lease. We believe that the proceeds obtained from liquidation of the machine would cover our exposure.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our outstanding indebtedness of $4.1 million, which consists of a term loan secured by our Indianapolis facility, is at a fixed rate of interest. Interest on borrowings on our bank credit facilities are tied to prevailing U.S. and European interest rates. At January 31, 2006, there were no outstanding borrowings under our bank credit facilities.

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

Our products are sourced from foreign suppliers or built to our specifications by either our wholly owned subsidiary in Taiwan or overseas contract manufacturers. Our purchases are predominantly in foreign currencies and in some cases our arrangements with these suppliers include foreign currency risk sharing agreements, which reduce (but do not eliminate) the effects of currency fluctuations on product costs. The predominant portion of the exchange rate risk associated with our product purchases relates to the New Taiwan Dollar.

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

Forward contracts for the sale or purchase of foreign currencies as of January 31, 2006 which are designated as cash flow hedges under SFAS No. 133 were as follows:

	Notional Amount	Weighted Avg.	Contract Amount at Forward Rates in U.S. Dollars
Forward Contracts	in Foreign Currency	Forward Rate	Contract Date	January 31, 2006	Maturity Dates
Sale Contracts:
Euro	16,250,000	1.3030	21,173,750	19,899,880	February 2006-October 2006
Sterling	1,800,000	1.8074	3,253,320	3,206,528	February 2006-August 2006
Purchase Contracts:
New Taiwan Dollar	580,000,000	31.71*	18,290,760	18,423,140	February 2006-October 2006

*NT Dollars per U.S. Dollar

Forward contracts for the sale or purchases of foreign currencies as of January 31, 2006, which were entered into to protect against the effects of foreign currency fluctuations on receivables and payables denominated in foreign currencies were as follows:

			Contract Amount at Forward Rates in U.S. Dollars
Forward Contracts	Notional Amount in Foreign Currency	Weighted Avg. Forward Rate	Contract Date	January 31, 2006	Maturity Dates
Sale Contracts:
Euro	6,949,632	1.2084	8,397,935	8,464,435	February 2006-March 2006
Singapore Dollar	6,802,770	0.6064	4,125,200	4,203,245	February 2006-June 2006
Sterling	803,994	1.7593	1,414,467	1,431,429	February 2006-March 2006
Purchase Contracts:
New Taiwan Dollar	311,500,000	32.08*	9,710,100	9,763,467	February 2006

* NT Dollars per U.S. Dollar

Item 4. CONTROLS AND PROCEDURES

We carried out an evaluation under the supervision and with participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2006 pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of the evaluation date.

There were no changes in our internal controls over financial reporting during the quarter ended January 31, 2006 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

HURCO COMPANIES, INC.

By: __/s/Stephen J. Alesia__________________
Stephen J. Alesia
Vice President and
Chief Financial Officer

By: __/s/Sonja K. McClelland________________
Sonja K. McClelland
Corporate Controller and
Principal Accounting Officer

March 8, 2006