Form 10-Q
period 2006-04-30
HURCO COMPANIES INC
filed 2006-06-13
CIK 315374

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

X	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended April 30, 2006 or
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
                                                      Yes [X] No [ ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in rule 12b-2 of the Exchange Act. (Check one):

                                                                    Large accelerated filer [ ]  Accelerated filer [ ]  Non-accelerated filer [X]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).               Yes [ ] No [X]

The number of shares of the Registrant's common stock outstanding as of June 1, 2006 was 6,341,020.

HURCO COMPANIES, INC.
April 2006 Form 10-Q Quarterly Report

Table of Contents

Part I - Financial Information

Part II - Other Information

Item 1.	Legal Proceedings…………………………………...…………………………………...	21

Item 4.	Submission of Matters to a Vote of Security Holders……………………………………	21

Item 6.	Exhibits…..………………………	22

Signatures	…………………………………………………………………………………………….	23

PART I - FINANCIAL INFORMATION

Item 1. CONDENSED FINANCIAL STATEMENTS

HURCO COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2006	2005	2006	2005
	(unaudited)		(unaudited)

Sales and service fees	$36,861	$30,990	$68,755	$61,236

Cost of sales and service	23,682	20,223	44,649	40,729

Gross profit	13,179	10,767	24,106	20,507

Selling, general and administrative expenses	7,140	6,363	13,436	12,550

Operating income	6,039	4,404	10,670	7,957

Interest expense	80	86	164	169

Other income (expense), net	220	(238)	325	(309)

Income before taxes	6,179	4,080	10,831	7,479

Provision for income taxes	2,250	781	3,869	1,150

Net income	$3,929	$3,299	$6,962	$6,329

Earnings per common share:

Basic	$.62	$0.53	$1.11	$1.03
Diluted	$.62	$0.52	$1.09	$1.00

Weighted-average common shares outstanding:

Basic	6,291	6,193	6,291	6,131
Diluted	6,377	6,370	6,377	6,307

The accompanying notes are an integral part of the condensed consolidated financial statements.

HURCO COMPANIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	April 30,	October 31,
	2006	2005
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$24,210	$17,559
Accounts receivable, net	24,631	20,100
Inventories, net	36,308	29,530
Deferred tax assets	2,267	3,043
Other	4,072	3,586
Total current assets	91,488	73,818

Non-current assets:
Deferred tax assets	1,303	1,346
Software development costs, less accumulated amortization	4,471	3,752
Investments and other assets	6,796	6,147

Property and equipment:
Land	761	761
Building	7,234	7,205
Machinery and equipment	13,533	13,170
Leasehold improvements	1,111	1,102
	22,639	22,238
Less accumulated depreciation and amortization	(13,765)	(13,187)
	8,874	9,051

	$112,932	$94,114

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$28,023	$17,051
Accrued expenses	12,704	13,584
Current portion of long-term debt	131	126
Total current liabilities	40,858	30,761

Non-current liabilities:
Long-term debt	3,943	4,010
Deferred credits and other obligations	507	399
Total liabilities	45,308	35,170

Shareholders’ equity:
Preferred stock: no par value per share; 1,000,000 shares
authorized; no shares issued	--	--
Common stock: no par value; $0.10 stated value per share;
12,500,000 shares authorized, 6,341,020 and 6,220,220 shares
issued, respectively	634	622
Additional paid-in capital	49,726	48,701
Retained earnings	19,963	13,001
Accumulated other comprehensive loss	(2,699)	(3,380)
Total shareholders’ equity	67,624	58,944
	$112,932	$94,114

The accompanying notes are an integral part of the condensed consolidated financial statements.

HURCO COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2006	2005	2006	2005
	(unaudited)		(unaudited)
Cash flows from operating activities:
Net income	$3,929	$3,299	$6,962	$6,329
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Provision for doubtful accounts	67	29	83	33
Equity in income of affiliates	(205)	(154)	(301)	(87)
Depreciation and amortization	367	305	732	622
Change in operating assets and liabilities:
(Increase) decrease in accounts receivable	(5,400)	(1,655)	(4,178)	(776)
(Increase) decrease in inventories	(4,189)	(2,455)	(5,168)	(3,942)
Increase (decrease) in accounts payable	7,984	663	9,951	819
Increase (decrease) in accrued expenses	1,558	603	(1,001)	530
Increase (decrease) in deferred asset	457	--	867	--
Other	(1,290)	144	(1,213)	117
Net cash provided by operating activities	3,278	779	6,734	3,645

Cash flows from investing activities:
Purchase of property and equipment	(236)	(254)	(297)	(740)
Software development costs capitalized	(468)	(198)	(900)	(335)
Change in restricted cash	--	--	--	277
Other investments	(182)	48	(341)	(6)
Net cash used for investing activities	(886)	(404)	(1,538)	(804)

Cash flows from financing activities:
Advances on bank credit facilities	--	350	--	4,700
Repayment of bank credit facilities	--	(350)	--	(4,851)
Repayment on first mortgage	(32)	(30)	(62)	(59)
Tax benefit from exercise of stock options	--	--	499	--
Proceeds from exercise of common stock options	--	64	530	727
Net cash provided by (used for) financing activities	(32)	34	975	517

Effect of exchange rate changes on cash	288	(43)	480	62

Net increase in cash and cash equivalents	2,648	366	6,651	3,420

Cash and cash equivalents at beginning of period	21,562	11,303	17,559	8,249

Cash and cash equivalents at end of period	$24,210	$11,669	$24,210	$11,669

The accompanying notes are an integral part of the condensed consolidated financial statements.

HURCO COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
For the six months ended April 30, 2006 and 2005
(unaudited)

	Common Stock
	Shares Issued & Outstanding	Amount	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
			(Dollars in thousands)

Balances, October 31, 2004	6,019,594	$602	$46,778	$(3,442)	$(5,483)	$38,455

Net income	--	--	--	6,329	--	6,329
Translation of foreign currency financial statements	--	--	--	--	402	402
Unrealized gain on derivative instruments	--	--	--	--	2,333	2,333
Comprehensive Income	--	--	--	--	--	9,064
Exercise of common stock options	182,326	18	709	--	--	727

Balances, April 30, 2005	6,201,920	$620	$47,487	$2,887	$(2,748)	$48,246

Balances, October 31, 2005	6,220,220	$622	$48,701	$13,001	$(3,380)	$58,944

Net income	--	--	--	6,962	--	6,962
Translation of foreign currency financial statements	--	--	--	--	1,306	1,306
Unrealized loss on derivative instruments	--	--	--	--	(625)	(625)
Comprehensive income	--	--	--	--	--	7,643
Exercise of common stock options	120,800	12	518	--	--	530
Tax benefit from exercise of stock options	--	--	499	--	--	499
Stock-based compensation expense	--	--	8	--	--	8

Balances, April 30, 2006	6,341,020	$634	$49,726	$19,963	$(2,699)	$67,624

The accompanying notes are an integral part of the condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	GENERAL

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

The condensed financial information as of April 30, 2006 and for the three and six months ended April 30, 2006 and April 30, 2005 is unaudited; however, in our opinion, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of our operating results for, and our financial position at the end of the interim periods. We suggest that you read these condensed consolidated financial statements in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended October 31, 2005.

2.	HEDGING

We enter into foreign currency forward exchange contracts periodically to hedge certain forecast inter-company sales and forecast inter-company and third party purchases denominated in foreign currencies (the Pound Sterling, Euro and New Taiwan Dollar). The purpose of these instruments is to mitigate the risk that the U.S. Dollar net cash inflows and outflows resulting from sales and purchases denominated in foreign currencies will be adversely affected by changes in exchange rates. These forward contracts have been designated as cash flow hedge instruments and are recorded in the Condensed Consolidated Balance Sheets at fair value in Other Current Assets and Accrued Expenses. Gains and losses resulting from changes in the fair value of these hedge contracts are deferred in Accumulated Other Comprehensive Income (Loss) and recognized as an adjustment to Cost of Sales in the period that the sale that is the subject of the related hedged contract is recognized, thereby providing an offsetting economic impact against the corresponding change in the U.S. Dollar value of the inter-company sale or purchase being hedged.

At April 30, 2006, we had $590,000 of net gains related to cash flow hedges deferred in Accumulated Other Comprehensive Income (Loss). Of this amount, $235,000 represents unrealized gains related to future cash flow hedge instruments that remain subject to currency fluctuation risk. These deferred gains will be recorded as an adjustment to Cost of Sales in the periods through October 31, 2006, in which the sale that is the subject of the related hedge contract is recognized, as described above. Net gains on cash flow hedge contracts, which we reclassified from Accumulated Other Comprehensive Income (Loss) to Cost of Sales in the quarter ended April 30, 2006, were $346,000 compared to net losses of $212,000 for the same period in fiscal 2005.

We also enter into foreign currency forward exchange contracts to protect against the effects of foreign currency fluctuations on receivables and payables denominated in foreign currencies. These derivative instruments are not designated as hedges under Statement of Financial Accounting Standards No. 133, “Accounting Standards for Derivative Instruments and Hedging Activities” (SFAS 133), and, as a result, changes in fair value are reported currently as Other Income (Expense), Net in the Consolidated Statements of Income consistent with the transaction gain or loss on the related foreign denominated receivable or payable. Such net transaction losses were $71,000 and $334,000 for the quarters ended April 30, 2006 and 2005, respectively.

3. STOCK OPTIONS

We have a stock option plan that allows us to grant awards of options to purchase shares of our common stock, stock appreciation rights, restricted shares and performance shares. Options granted under the plan are exercisable for a period up to ten years after date of grant and vest in equal annual installments as specified by the Compensation Committee of our Board of Directors at the time of grant. The exercise price of options intended to qualify as incentive stock options may not be less than 100% of the fair market value of a share of common stock on the date of grant. During the first six months of fiscal 2006, options to purchase 120,800 shares were exercised, resulting in cash proceeds of approximately $530,000 and an additional tax benefit of approximately $499,000.

Prior to fiscal 2006, we applied the provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” in accounting for stock-based compensation. As a result, no compensation expense was recognized for stock options granted with exercise prices equivalent to the fair market value of the stock on the date of grant. Effective November 1, 2005, we adopted SFAS No. 123(R), “Share Based Payment,” using the modified prospective method. As of November 1, 2005 we began applying the provisions of SFAS No. 123(R) to option grants (of which there have been none), as well as to the nonvested portion of outstanding options granted before that date. Compensation expense was determined at the date of grant using the Black-Scholes valuation model. We expect to record additional compensation expense of approximately $15,000 ratably through the first quarter of fiscal 2007 for the remaining options that vest during the period April 30, 2006 through January 31, 2007.

As a result of adopting SFAS No. 123(R), our income before taxes and net income for the quarter ended April 30, 2006 were reduced by approximately $5,000 and $3,000, respectively, as compared to the amounts that would have been reported if we continued to account for share-based compensation under APB Opinion No. 25. There was no effect on basic and diluted earnings per share as a result of the adoption of SFAS No. 123(R).

Prior to our adoption of SFAS No. 123(R), we presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Condensed Consolidated Statements of Cash Flows. SFAS 123(R) requires cash flows resulting from tax deductions in excess of recognized compensation cost from the exercise of stock options (excess tax benefits) to be classified as financing cash flows.

The adoption of this pronouncement had no effect on compensation cost recorded in fiscal 2005 related to stock options, which will continue to be disclosed on a pro forma basis only.

	Three Months Ended April 30,	Six Months Ended April 30,
(in thousands, except per share data)	2005	2005

Net income, as reported	$ 3,299	$ 6,329

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(6)	(12)

Pro forma net income	$ 3,293	$ 6,317

Earnings per share:

Basic as reported	$ 0.53	$ 1.03
Basic pro forma	0.53	1.03

Diluted as reported	$ 0.52	$ 1.00
Diluted pro forma	0.52	1.00

A summary of stock option activity for the six-month period ended April 30, 2006, is as follows:
	Stock Options	Weighted Average Exercise Price

Outstanding at October 31, 2005	215,400	$ 3.62

Options granted	-	-
Options exercised	(120,800)	$ 4.39
Options Cancelled	(400)	$ 2.15

Outstanding at April 30, 2006	94,200	$ 2.47

The total intrinsic value of stock options exercised during the six-month periods ended April 30, 2006 and 2005 was approximately $3.2 million and $1.2 million, respectively.

Summarized information about outstanding stock options as of April 30, 2006, that are already vested and those that we expect to vest, as well as stock options that are currently exercisable, is as follows:

	Outstanding Stock Options Already Vested and Expected to Vest	Options that are outstanding and Exercisable

Number of outstanding options	94,200	86,400

Weighted average remaining contractual life	4.5	4.1
Weighted average exercise price per share	$ 2.47	$ 2.50

Intrinsic value	$ 2,692,000	$ 2,467,000

4.	EARNINGS PER SHARE

Basic earnings per common share is based on the weighted-average number of shares of our common stock outstanding. Diluted earnings per common share gives effect to outstanding stock options using the treasury method. The impact of stock options for the three months ended April 30, 2006 and 2005 was 86,000 and 177,000, respectively.

5.	ACCOUNTS RECEIVABLE

The allowance for doubtful accounts was $926,000 as of April 30, 2006 and $842,000 as of October 31, 2005. The increase in the allowance for doubtful accounts is due to the increase in accounts receivable as a result of the increase in sales and service fees.

6.	INVENTORIES

Inventories, priced at the lower of cost or market (first-in, first-out method), are summarized below (in thousands):

	April 30, 2006	October 31, 2005
Purchased parts and sub-assemblies	$8,358	$6,561
Work-in-process	7,529	5,403
Finished goods	20,421	17,566
	$36,308	$29,530

7.	SEGMENT INFORMATION

We operate in a single segment: industrial automation systems. We design and produce computerized machine tools, interactive computer control systems and software for sale through our distribution network to the worldwide metalworking market. We also provide software options, computer control upgrades, accessories and replacement parts for our products, as well as customer service and training support.

8.	GUARANTEES

From time to time, our subsidiaries guarantee third party lease financing residuals in connection with the sale of certain machines to customers that use lease financing. At April 30, 2006, there were 51 third party guarantees, totaling approximately $1.7 million. A retention of title clause allows us to obtain the machine if the customer defaults on its lease. We believe that the proceeds obtained from liquidation of the machine would exceed our exposure.

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

	Six months ended
	April 30, 2006	April 30, 2005
Balance, beginning of period	$1,618	$1,750
Provision for warranties during the period	782	893
Charges to the accrual	(542)	(819)
Impact of foreign currency translation	72	37
Balance, end of period	$1,930	$1,861

9. COMPREHENSIVE INCOME

A reconciliation of our net income to comprehensive income was as follows (in thousands):

	Three months ended
	April 30, 2006	April 30, 2005
Net income	$3,929	$3,299
Translation of foreign currency financial statements	(750)	(80)
Unrealized gain (loss) on derivative instruments	(1,209)	868
Comprehensive income	$3,470	$4,087

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

OVERVIEW

Hurco Companies, Inc. is an industrial technology company operation in a single segment. We design and produce computerized machine tools, featuring our proprietary computer control systems and software, for sale through our own distribution network to the worldwide metal working market. We also provide software options, control upgrades, accessories and replacement parts for our products, as well as customer service and training support.

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

The primary drivers of our improved performance in the last two years have been improved worldwide demand for our products, our expanded product line and the impact of changes in the exchange rate between the U.S. Dollar and various foreign currencies.

The machine tool industry is highly cyclical and changes in demand can occur abruptly. There was a significant decline in global demand that continued through the fourth quarter of fiscal 2003. During the downturn, we discontinued the production and sale of underperforming products, refocused on our core product lines and significantly reduced our operating costs. We also began introducing new product models in late fiscal 2002 and have continued this process since then. These new models, together with an increase in worldwide demand for machine tools, are largely responsible for the continuing increase in our sales during the last two fiscal years.

Approximately 89% of worldwide demand for machine tools comes from outside the United States. During fiscal 2006 and 2005, approximately two-thirds of our sales and service fees were attributable to customers located abroad. Our sales to foreign customers are denominated, and payments by those customers are made, in the prevailing currencies - primarily the Euro and Pound Sterling - in the countries in which those customers are located, and our product costs are incurred and paid primarily in the New Taiwan Dollar and U.S. Dollars. Changes in currency exchange rates can have a material effect on our operating results as reported under generally accepted accounting principles in the United States of America. For example, when a foreign currency increases in value relative to the U.S. Dollar, sales made (and expenses incurred) in that currency, when translated to U.S. Dollars for reporting in our financial statements, are higher than would be the case when that currency has a lower value relative to the U.S. Dollar. In our comparison of period-to-period results, we discuss not only the increases or decreases in those results as reported in our financial statements (which reflect translation to U.S. Dollars at prevailing exchange rates), but also the effect that changes in exchange rates had on those results.

Our high levels of foreign manufacturing and sales also subject us to cash flow risks due to fluctuating currency exchange rates. We seek to mitigate those risks through the use of various hedging instruments - principally foreign currency forward exchange contracts.

The volatility of demand for machine tools can significantly impact our working capital requirements and, therefore, our cash flow from operations and operating profits. Because our products are manufactured in Taiwan, manufacturing and ocean transportation lead times require that we schedule machine tool production based on forecasts of customer orders for a future period of four or five months. We monitor market and order activity levels and adjust future production schedules to reflect changes in demand, but significant unexpected decline in customer orders from forecasted levels can temporarily increase our finished goods inventories and our use of working capital.

RESULTS OF OPERATIONS

Three Months Ended April 30, 2006 Compared to Three Months Ended April 30, 2005

Sales and Service Fees. Sales and service fees for the second quarter of fiscal 2006 were the highest in our history and totaled $36.9 million, an increase of $5.9 million (19%) from the $31.0 million reported for the second quarter of fiscal 2005, which was also a record at that time. The growth of second quarter revenues was primarily the result of increased unit sales of higher margin VMX computerized machine tools, which were most pronounced in the United States and Europe.

As noted below, approximately 60% of our sales and service fees in the second quarter of fiscal 2006 were derived from European markets. The weighted average exchange rate between the Euro and the U.S. dollar during the second quarter of fiscal 2006 was $1.22 per €1.00, as compared to $1.30 per €1.00 for the second quarter of fiscal 2005, a decrease of 6%. Due to the effects of a stronger U.S. Dollar when translating foreign sales for financial reporting purposes, sales and service fees for the second quarter of fiscal 2006 were approximately $1.6 million less than would have been the case if foreign sales had been translated at the same rate of exchange that was utilized for the second quarter of fiscal 2005.

The following tables set forth sales (in thousands) by geographic region and product category for the second quarter of fiscal 2006 and 2005:

Sales and Service Fees by Geographic Region

	Three Months Ended April 30,				Increase (Decrease)
	2006		2005		Amount	%
North America	$ 12,550	34%	$ 9,817	32%	$ 2,733	28%
Europe	22,134	60%	19,327	62%	2,807	15%
Asia Pacific	2,177	6%	1,846	6%	331	18%
Total	$ 36,861	100%	$ 30,990	100%	$ 5,871	19%

Sales and service fees in North America benefited from a 29% increase in unit shipments in the second quarter of fiscal 2006 compared to the prior year period. Unit shipments of our lathe and VMX product lines in North America increased by 29% and 71%, respectively over the prior year period.

The 15% increase in sales and service fees in Europe reflected a 20% increase in unit sales offset by the unfavorable effect of a stronger U.S Dollar. The unit shipment increase was attributable to an increase in shipments of the lathe product line, which was introduced in the second quarter of fiscal 2005, as well as increases in unit shipments of the VM and VMX product lines of 29% and 18%, respectively over the prior year period.

Sales and Service Fees by Product Category

	Three Months Ended April 30,				Increase
	2006		2005		Amount	%
Computerized Machine Tools	$ 31,903	87%	$ 26,316	85%	$ 5,587	21%
Service Fees, Parts and Other	4,958	13%	4,674	15%	284	6%
Total	$ 36,861	100%	$ 30,990	100%	$ 5,871	19%

Sales of computerized machine tools during the second quarter of fiscal 2006 increased 21% over the corresponding period in fiscal 2005. The sales growth was driven by a 23% increase in unit shipments, which was partially offset by a 1% decrease in the average net selling price per unit due to the effect of currency translation.

Orders. New orders booked in the second quarter of fiscal 2006 totaled $37.0 million, an increase of $4.1 million or 12%, from the amount recorded in the second quarter of 2005. Orders were strong worldwide, with unit orders increasing 20%, 19% and 75% in North America, Europe and Asia, respectively. The increase in unit orders was consistent across all product lines.

Gross Margin. Gross margin for the second quarter of fiscal 2006 was 36% compared to 35% for the prior year period. The improvement was primarily due to the increase in unit sales partially offset by the unfavorable effects of a stronger U.S. Dollar.

Operating Expenses. Selling, general and administrative expenses were $7.1 million, a slight increase from the $6.4 million reported in the prior year period, primarily due to increased sales and marketing expenses. Selling, general and administrative expenses were 19% of sales and service fees during the second quarter of fiscal 2006 compared to 21% for the second quarter of fiscal 2005.

Operating Income. Operating income for the second quarter of fiscal 2006 was $6.0 million, or 16% of sales and service fees, compared to $4.4 million, or 14% of sales and service fees, in the prior year period.

Other Expense. The increase in other income for the second quarter of fiscal 2006 compared to the prior year period is due primarily to approximately $330,000 of exchange losses in payables and receivables denominated foreign currencies, primarily the NT Dollar, that were recorded in the second quarter of fiscal 2005 as a result of timing differences between the hedge contract period and when the payables and receivables were recorded. Also contributing to the improvement was improved earnings of our affiliates accounted for using the equity method.

Income Tax Expense. Our provision for income taxes during the second quarter of fiscal 2006 was approximately $1.5 million higher than in the same period in fiscal 2005, primarily because we used substantially all of our domestic net operating loss carryforwards during the fourth quarter of fiscal 2005. Our effective tax rate for the second quarter of fiscal 2006 compared to the second quarter of fiscal 2005 was 36% and 19%, respectively.

Six Months Ended April 30, 2006 Compared to Six Months Ended April 30, 2005

Sales and Service Fees. Sales and service fees for the first half of fiscal 2006 were $68.8 million, an increase of $7.5 million (12%) from the $61.2 million reported for the first half of fiscal 2005. Unit shipments increased by 21% during fiscal 2006 compared to fiscal 2005 with the largest increase occurring in North America.

Approximately 58% of sales and service fees in the first half of fiscal 2006 were derived from European markets. Due to the strengthening of the U.S. Dollar during the first half of the fiscal 2006, the weighted average exchange rate between the Euro and the U.S. dollar was $1.21 per €1.00, as compared to $1.31 per €1.00 for the first half of fiscal 2005, a decrease of 8%. Sales and service fees for the first half of fiscal 2006 were approximately $3.4 million less than would have been the case if foreign sales had been translated at the same rate of exchange that was utilized for the first half of fiscal 2005.

The following tables set forth sales and service fees by geographic region and product category for the first half of fiscal 2006 and 2005:

Sales and Service Fees by Geographic Region (dollars are in thousands)

	Six Months Ended April 30,				Increase
	2006		2005		Amount	%
North America	$ 24,880	36%	$ 20,059	33%	$ 4,821	24%
Europe	40,178	58%	38,001	62%	2,177	6%
Asia Pacific	3,697	6%	3,176	5%	521	16%
Total	$ 68,755	100%	$ 61,236	100%	$ 7,519	12%

Sales and service fees in North America benefited from a 27% increase in unit shipments in the first half of fiscal 2006 compared to the prior year period. Unit shipments of our lathe, VM and VMX product lines increased in North America by 25%, 20% and 39%, respectively. These increases are attributable to strong demand and a 16% increase in machine tool consumption in the United States.

Unit sales in Europe increased by 17%, but the benefits of this increase were partially offset by the stronger U.S. Dollar.

The 16% increase in our sales and service fees in Asia Pacific is primarily due to increased unit shipments of the lathe product line, which was introduced in Asia in the third quarter of fiscal 2005, as well as market expansion into China.

Sales and Service Fees by Product Category (dollars are in thousands)

	Six Months Ended April 30,				Increase
	2006		2005		Amount	%
Computerized Machine Tools	$ 59,267	86%	$ 52,449	86%	$ 6,818	13%
Service Fees, Parts and Other	9,488	14%	8,787	14%	701	8%
Total	$ 68,755	100%	$ 61,236	100%	$ 7,519	12%

Sales of computerized machine tools during the first half of fiscal 2006 increased 13% over the corresponding period in fiscal 2005. The sales growth was driven by a 21% increase in unit shipments, which was partially offset by a 7% decrease in the average net selling price per unit due to the effect of currency translation.

Sales of service fees, parts and other increased approximately $700,000 in the first half of fiscal 2006 compared to the prior year. The increase was due primarily to a $276,000 (23%) increase in software sales and $237,000 (12%) in sales of service parts.

Orders. New orders booked for the first half of fiscal 2006 totaled $74.7 million, an increase of $14.9 million (25%) from the $59.8 million reported for the first half of fiscal 2005. New orders booked increased in the United States, Europe and Asia by $5.0 million (32%), $6.3 million (19%) and $2.9 million (90%), respectively. Orders for the first half of fiscal 2006 were unfavorably affected by approximately $3.6 million due to currency translation.

Gross Margin. Gross margin for the first half of fiscal 2006 was 35%, an increase over the 34% margin realized in the corresponding fiscal 2005 period, due principally to increased sales of computerized machine tools partially offset by the unfavorable effects of a stronger U.S. Dollar compared to the prior year period.

Operating Expenses. Selling, general and administrative expenses during the first half of 2006 increased approximately $890,000 from the amount reported for the 2005 period as a result of increased sales and marketing expenses. Selling, general and administrative expenses were 20% of sales and service fees during the first half of fiscal 2006 compared to 21% for the first half of 2005.

Operating Income. Operating income for the first half of fiscal 2006 was $10.7 million, or 16% of sales and service fees, compared to $8.0 million, or 13% of sales and service fees in the prior year.

Other Expense. The increase in other income for the first half of fiscal 2006 compared to the prior year period is due primarily to approximately $350,000 of exchange losses in payables and receivables denominated foreign currencies, primarily the NT Dollar, that were recorded in the first half of fiscal 2005 as a result of timing differences between the hedge contract period and when the payables and receivables were recorded. Also contributing to the increase were improved earnings of our affiliates accounted for using the equity method.

Income Tax Expense. Our provision for income taxes during the first half of fiscal 2006 was approximately $2.7 million higher than in the same period in fiscal 2005, primarily because we had used substantially all of our domestic net operating loss carryforwards by the end of fiscal 2005. Our effective tax rate for the first half of fiscal 2006 was 36% as compared to the first half of fiscal 2005 of 15%.

LIQUIDITY AND CAPITAL RESOURCES

At April 30, 2006, we had cash and cash equivalents of $24.2 million compared to $17.6 million at October 31, 2005. Cash generated from operations totaled $6.7 million for the first half of fiscal 2006, compared to $3.6 million in the prior year period.

Working capital, excluding cash and short-term debt, was $26.5 million at April 30, 2006 compared to $25.6 million at October 31, 2005. During the first half of fiscal 2006, cash flow from operations was unfavorably affected by a $5.2 million increase in inventory and a $4.2 increase in accounts receivable, these increases were partially offset by a $10.0 million increase in accounts payable. The increase in inventory and accounts payable to vendors was the result of our decision to increase production levels at our principal manufacturing facility in Taiwan in response to increased orders. Accounts receivable increased as a result of increased unit shipments of machine tools in the second quarter of fiscal 2006.

Capital investments during the first half of fiscal 2006 included normal expenditures for software development projects and purchases of equipment.

Total debt at April 30, 2006, was $4.1 million, representing 6% of our total capitalization of $71.7 million, compared to $4.4 million, or 8% of total capitalization, at October 31, 2005. Our outstanding debt consisted solely of the outstanding balance of a term loan secured by our Indianapolis facility. We were in compliance with all loan covenants and had unused credit availability of $11.5 million at April 30, 2006. We believe that cash flow from operations and the amount we can borrow under our credit facilities will be sufficient to meet our anticipated cash requirements for the balance of fiscal 2006.

NEW ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS No. 123(R), “Share Based Payment”, that requires companies to expense the value of employee stock options and similar awards for annual periods beginning after June 15, 2005 and applies to all outstanding and unvested stock-based awards at a company’s adoption date. We adopted this pronouncement effective November 1, 2005 and the condensed consolidated financial statements reflect the accounting treatment required by the pronouncement. The impact of the adoption of SFAS No. 123(R) was not material. See Note 3 to the Condensed Consolidated Financial Statements.

In November 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 151 “Inventory Costs” an amendment of ARB No. 43, Chapter 4. This Statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that, under some circumstances, items such as idle facility expense, excessive spoilage, double freight and rehandling costs may be so abnormal as to require treatment as current period charges. This Statement now requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement was effective on November 1, 2005 and had no impact on our Condensed Consolidated Financial Statements.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—a replacement of Accounting Principles Board (APB) Opinion No. 20 and FASB Statement No. 3.” This standard changes the requirements for the accounting for and reporting of a change in accounting principle and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions must be followed. APB No. 20 required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This standard requires retrospective application to prior period financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change.  The provisions of SFAS No. 154 are effective for fiscal years beginning after December 15, 2005.  The adoption of this standard will not have a material impact on our Condensed Consolidated Financial Statements.

CRITICAL ACCOUNTING POLICIES

Our accounting policies, which are described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2005, require management to make significant estimates and assumptions using information available at the time the estimates are made. These estimates and assumptions significantly affect various reported amounts of assets, liabilities, revenues and expenses. If our future experience differs materially from these estimates and assumptions, our results of operations and financial condition could be affected. There were no material changes to our critical accounting policies during the second quarter of fiscal 2005.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

There have been no material changes from the information provided in our Annual Report on Form 10-K for the fiscal year ended October 31, 2005.

OFF BALANCE SHEET ARRANGEMENTS

From time to time, our subsidiaries guarantee third party lease financing residuals in connection with the sale of certain machines. At April 30, 2006, there were 51 third party guarantees totaling approximately $1.7 million. A retention of title clause allows us to obtain the machine if the customer defaults on its lease. We believe that the proceeds obtained from liquidation of the machine would exceed our exposure.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Interest rates on our bank borrowings can be affected by changes in prevailing U.S. and European interest rates. At April 30, 2006, there were no outstanding borrowings under our credit facilities. The remaining outstanding indebtedness of $4.1 million is at a 7 3/8% fixed rate of interest.

Foreign Currency Exchange Risk

In fiscal 2006, approximately two-thirds of our sales and service fees, including export sales, were derived from foreign markets. All of our computerized machine tools and computer control systems, as well as certain proprietary service parts, are sourced by our U.S. based engineering and manufacturing division and re-invoiced to our foreign sales and service subsidiaries, primarily in their functional currencies.

Our products are sourced from foreign suppliers or built to our specifications by our wholly owned subsidiary in Taiwan or other overseas contract manufacturers. Our purchases are predominantly in foreign currencies and in some cases our arrangements with these suppliers include foreign currency risk sharing agreements, which reduce (but do not eliminate) the effects of currency fluctuations on product costs. The predominant portion of the exchange rate risk associated with our product purchases relates to the New Taiwan Dollar.

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

Forward contracts for the sale or purchase of foreign currencies as of April 30, 2006 which are designated as cash flow hedges under SFAS No. 133 were as follows:

	Notional Amount	Weighted Avg.	Contract Amount at Forward Rates in U.S. Dollars
Forward Contracts	in Foreign Currency	Forward Rate	At Date of Contract	April 30, 2006	Maturity Dates
Sale Contracts:
Euro	15,400,000	1.2773	19,671,135	19,531,294	May 2006 - October 2006

Sterling	1,950,000	1.7743	3,459,943	3,557,612	May 2006 - October 2006
Purchase Contracts:
New Taiwan Dollar	390,000,000	31.98*	12,194,561	12,387,430	May 2006 - October 2006

* NT Dollars per U.S. Dollar

Forward contracts for the sale of foreign currencies as of April 30, 2006, which were entered into to protect against the effects of foreign currency fluctuations on receivables and payables denominated in foreign currencies were as follows:

	Notional Amount	Weighted Avg.	Contract Amount at Forward Rates in U.S. Dollars
Forward Contracts	in Foreign Currency	Forward Rate	At Date of Contract	April 30, 2006	Maturity Dates
Sale Contracts:
Euro	7,619,119	1.2318	9,385,543	9,638,704	May 2006 - June 2006

Singapore Dollar	6,911,950	0.6210	4,292,401	4,392,403	May 2006 - September 2006

Sterling	1,015,150	1.7585	1,785,159	1,850,231	May 2006 - June 2006
Purchase Contracts:
New Taiwan Dollar	462,400,000	32.08*	14,415,582	14,565,731	May 2006 - June 2006

* NT Dollars per U.S. Dollar

Item 4. CONTROLS AND PROCEDURES

We carried out an evaluation under the supervision and with participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2006 pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of the evaluation date.

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended April 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

We are involved in various claims and lawsuits arising in the normal course of business. We believe it is remote that any of these claims will have a material adverse effect on our consolidated financial position or results of operations.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of the shareholders of the Company was held on March 15, 2006. The election of seven directors to the Board of Directors was the only matter submitted to a vote.

The following table sets forth the results of voting on this matter.

Election of Directors Name	Number of Votes FOR	Number of Votes AGAINST or WITHHELD	Abstentions or Broker Non-Votes
Stephen H. Cooper	5,388,452	322,252	627,316
Robert W. Cruickshank	5,022,265	688,439	627,316
Michael Doar	5,391,929	318,775	627,316
Richard T. Niner	5,406,365	304,339	627,316
O. Curtis Noel	5,400,603	310,101	627,316
Charlie Rentschler	5,406,552	304,152	627,316
Gerald V. Roch	5,031,111	679,593	627,316

All of our directors serve annual terms of office.

Item 6. EXHIBITS

11	Statement re: Computation of Per Share Earnings

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

HURCO COMPANIES, INC.

By: _/s/Stephen J. Alesia___________________
Stephen J. Alesia
Vice President and
Chief Financial Officer

By: __/s/Sonja K. McClelland________________
Sonja K. McClelland
Corporate Controller and
Principal Accounting Officer

June 12, 2006