Form 10-Q
period 2006-08-31
HURCO COMPANIES INC
filed 2006-09-01
CIK 315374

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

X	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended July 31, 2006 or
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

The number of shares of the Registrant's common stock outstanding as of August 31, 2006 was 6,341,020.

HURCO COMPANIES, INC.
July 2006 Form 10-Q Quarterly Report

Table of Contents

Part I - Financial Information

Part II - Other Information

Item 1.	Legal Proceedings…………………………………...…………………………………...	20

Item 6.	Exhibits…..……………………… ………………………………………………………	21

Signatures	…………………………………………………………………………………………….	22

PART I - FINANCIAL INFORMATION

Item 1. CONDENSED FINANCIAL STATEMENTS

HURCO COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2006	2005	2006	2005
	(unaudited)		(unaudited)

Sales and service fees	$36,597	$29,555	$105,352	$90,791

Cost of sales and service	23,762	19,692	68,412	60,421

Gross profit	12,835	9,863	36,940	30,370

Selling, general and administrative expenses	7,392	6,637	20,828	19,187

Operating income	5,443	3,226	16,112	11,183

Interest expense	78	79	242	248

Other income (expense), net	83	49	408	(260)

Income before taxes	5,448	3,196	16,278	10,675

Provision for income taxes	1,646	317	5,514	1,467

Net income	$3,802	$2,879	$10,764	$9,208

Earnings per common share:

Basic	$.60	$0.46	$1.71	$1.50
Diluted	$.59	$0.45	$1.68	$1.46

Weighted-average common shares outstanding:

Basic	6,308	6,206	6,308	6,156
Diluted	6,392	6,379	6,393	6,325

The accompanying notes are an integral part of the condensed consolidated financial statements.

HURCO COMPANIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	July 31,	October 31,
	2006	2005
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$24,504	$17,559
Accounts receivable, net	22,240	20,100
Inventories, net	43,171	29,530
Deferred tax assets	2,325	3,043
Other	3,605	3,586
Total current assets	95,845	73,818

Non-current assets:
Deferred tax assets	1,382	1,346
Software development costs, less accumulated amortization	4,994	3,752
Investments and other assets	6,956	6,147

Property and equipment:
Land	761	761
Building	7,234	7,205
Machinery and equipment	13,385	13,170
Leasehold improvements	1,136	1,102
	22,516	22,238
Less accumulated depreciation and amortization	(13,681)	(13,187)
	8,835	9,051

	$118,012	$94,114

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$28,495	$17,051
Accrued expenses	14,603	13,584
Current portion of long-term debt	133	126
Total current liabilities	43,231	30,761

Non-current liabilities:
Long-term debt	3,909	4,010
Deferred credits and other obligations	488	399
Total liabilities	47,628	35,170

Shareholders’ equity:
Preferred stock: no par value per share; 1,000,000 shares
authorized; no shares issued	--	--
Common stock: no par value; $0.10 stated value per share;
12,500,000 shares authorized, 6,341,020 and 6,220,220 shares
issued, respectively	634	622
Additional paid-in capital	49,731	48,701
Retained earnings	23,765	13,001
Accumulated other comprehensive loss	(3,746)	(3,380)
Total shareholders’ equity	70,384	58,944
	$118,012	$94,114

The accompanying notes are an integral part of the condensed consolidated financial statements.

HURCO COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2006	2005	2006	2005
	(unaudited)		(unaudited)
Cash flows from operating activities:
Net income	$3,802	$2,879	$10,764	$9,208
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Provision for doubtful accounts	5	(34)	88	33
Equity in income of affiliates	(207)	(170)	(508)	(257)
Depreciation and amortization	385	323	1,117	945
Change in operating assets and liabilities:
(Increase) decrease in accounts receivable	2,471	155	(1,707)	(655)
(Increase) decrease in inventories	(7,307)	(935)	(12,475)	(4,877)
Increase (decrease) in accounts payable	1,090	(1,437)	11,041	(618)
Increase (decrease) in accrued expenses	1,735	977	734	1,507
Increase (decrease) in deferred asset	(184)	--	683	--
Other	(728)	270	(1,941)	387
Net cash provided by operating activities	1,062	2,028	7,796	5,673

Cash flows from investing activities:
Proceeds from sale of equipment	30	--	30	--
Purchase of property and equipment	(307)	(422)	(604)	(1,162)
Software development costs capitalized	(614)	(259)	(1,514)	(594)
Change in restricted cash	--	--	--	277
Other investments	(3)	238	(344)	232
Net cash used for investing activities	(894)	(443)	(2,432)	(1,247)

Cash flows from financing activities:
Advances on bank credit facilities	--	280	--	4,980
Repayment of bank credit facilities	--	(278)	--	(5,129)
Repayment on first mortgage	(32)	(28)	(94)	(87)
Tax benefit from exercise of stock options	--	--	499	--
Proceeds from exercise of common stock options	--	32	530	760
Net cash provided by (used for) financing activities	(32)	6	935	524

Effect of exchange rate changes on cash	158	(353)	646	(292)

Net increase in cash and cash equivalents	294	1.238	6,945	4,658

Cash and cash equivalents at beginning of period	24,210	11,669	17,559	8,249

Cash and cash equivalents at end of period	$24,504	$12,907	$24,504	$12,907

The accompanying notes are an integral part of the condensed consolidated financial statements.

HURCO COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
For the nine months ended July 31, 2006 and 2005
(unaudited)

	Common Stock
	Shares Issued & Outstanding	Amount	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
			(Dollars in thousands)

Balances, October 31, 2004	6,019,594	$602	$46,778	$(3,442)	$(5,483)	$38,455

Net income	--	--	--	9,208	--	9,208
Translation of foreign currency financial statements	--	--	--	--	(554)	(554)
Unrealized gain on derivative instruments	--	--	--	--	4,003	4,003
Comprehensive Income	--	--	--	--	--	12,657
Exercise of common stock options	194,226	19	741	--	--	760

Balances, July 31, 2005	6,213,820	$621	$47,519	$5,766	$(2,034)	$51,872

Balances, October 31, 2005	6,220,220	$622	$48,701	$13,001	$(3,380)	$58,944

Net income	--	--	--	10,764	--	10,764
Translation of foreign currency financial statements	--	--	--	--	1,390	1,390
Unrealized loss on derivative instruments	--	--	--	--	(1,756)	(1,756)
Comprehensive income	--	--	--	--	--	10,398
Exercise of common stock options	120,800	12	518	--	--	530
Tax benefit from exercise of stock options	--	--	499	--	--	499
Stock-based compensation expense	--	--	13	--	--	13

Balances, July 31, 2006	6,341,020	$634	$49,731	$23,765	$(3,746)	$70,384

The accompanying notes are an integral part of the condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	GENERAL

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

The condensed financial information as of July 31, 2006 and for the three and nine months ended July 31, 2006 and July 31, 2005 is unaudited; however, in our opinion, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of our operating results for, and our financial position at the end of the interim periods. We suggest that you read these condensed consolidated financial statements in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended October 31, 2005.

2.	HEDGING

We enter into foreign currency forward exchange contracts periodically to hedge certain forecast inter-company sales and forecast inter-company and third party purchases denominated in foreign currencies (the Pound Sterling, Euro and New Taiwan Dollar). The purpose of these instruments is to mitigate the risk that the U.S. Dollar net cash inflows and outflows resulting from sales and purchases denominated in foreign currencies will be adversely affected by changes in exchange rates. These forward contracts have been designated as cash flow hedge instruments and are recorded in the Condensed Consolidated Balance Sheets at fair value in Other Current Assets and Accrued Expenses. Gains and losses resulting from changes in the fair value of these hedge contracts are deferred in Accumulated Other Comprehensive Loss and recognized as an adjustment to Cost of Sales in the period that the sale that is the subject of the related hedged contract is recognized, thereby providing an offsetting economic impact against the corresponding change in the U.S. Dollar value of the inter-company sale or purchase being hedged.

At July 31, 2006, we had $541,000 of net losses related to cash flow hedges deferred in Accumulated Other Comprehensive Loss. Of this amount, $482,000 represents unrealized losses related to future cash flow hedge instruments that remain subject to currency fluctuation risk. These deferred losses will be recorded as an adjustment to Cost of Sales in the periods through October 31, 2007, in which the sale that is the subject of the related hedge contract is recognized, as described above. Net gains on cash flow hedge contracts, which we reclassified from Accumulated Other Comprehensive Loss to Cost of Sales in the quarter ended July 31, 2006, were $354,000 compared to net losses of $5,000 for the same period in fiscal 2005.

We also enter into foreign currency forward exchange contracts to protect against the effects of foreign currency fluctuations on receivables and payables denominated in foreign currencies. These derivative instruments are not designated as hedges under Statement of Financial Accounting Standards No. 133, “Accounting Standards for Derivative Instruments and Hedging Activities” (SFAS 133), and, as a result, changes in fair value are reported currently as Other Income (Expense), Net in the Consolidated Statements of Income consistent with the transaction gain or loss on the related foreign denominated receivable or payable. Such net transaction losses were $239,000 and $114,000 for the quarters ended July 31, 2006 and 2005, respectively.

3. STOCK OPTIONS

We have a stock option plan that allows us to grant awards of options to purchase shares of our common stock, stock appreciation rights, restricted shares and performance shares. Options granted under the plan are exercisable for a period up to ten years after date of grant and vest in equal annual installments as specified by the Compensation Committee of our Board of Directors at the time of grant. The exercise price of options intended to qualify as incentive stock options may not be less than 100% of the fair market value of a share of common stock on the date of grant. During the first nine months of fiscal 2006, options to purchase 120,800 shares were exercised, resulting in cash proceeds of approximately $530,000 and an additional tax benefit of approximately $499,000.

Prior to fiscal 2006, we applied the provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” in accounting for stock-based compensation. As a result, no compensation expense was recognized for stock options granted with exercise prices equivalent to the fair market value of the stock on the date of grant. Effective November 1, 2005, we adopted SFAS No. 123(R), “Share Based Payment,” using the modified prospective method. As of November 1, 2005 we began applying the provisions of SFAS No. 123(R) to option grants (of which there have been none), as well as to the nonvested portion of outstanding options granted before that date. Compensation expense was determined at the date of grant using the Black-Scholes valuation model. We expect to record additional compensation expense of approximately $10,000 ratably through the first quarter of fiscal 2007 for the remaining options that vest during the period July 31, 2006 through January 31, 2007.

As a result of adopting SFAS No. 123(R), our income before taxes and net income for the quarter ended July 31, 2006 were reduced by approximately $5,000 and $3,000, respectively, as compared to the amounts that would have been reported if we continued to account for share-based compensation under APB Opinion No. 25. There was no effect on basic and diluted earnings per share as a result of the adoption of SFAS No. 123(R).

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

	Three Months Ended July 31, 2005	Nine Months Ended July 31, 2005
(in thousands, except per share data)

Net income, as reported	$ 2,879	$ 9,208

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(6)	(18)

Pro forma net income	$ 2,873	$ 9,190

Earnings per share:

Basic as reported	$ 0.46	$ 1.50
Basic pro forma	0.46	1.49

Diluted as reported	$ 0.45	$ 1.46
Diluted pro forma	0.45	1.45

A summary of stock option activity for the nine-month period ended July 31, 2006, is as follows:
	Stock Options	Weighted Average Exercise Price

Outstanding at October 31, 2005	215,400	$3.62

Options granted	-	-
Options exercised	(120,800)	$4.39
Options cancelled	(400)	$2.15

Outstanding at July 31, 2006	94,200	$2.47

The total intrinsic value of stock options exercised during the nine-month periods ended July 31, 2006 and 2005 was approximately $2.0 million and $2.6 million, respectively.

Summarized information about outstanding stock options as of July 31, 2006, that are already vested and those that we expect to vest, as well as stock options that are currently exercisable, is as follows:

	Outstanding Stock Options Already Vested and Expected to Vest	Options that are outstanding and Exercisable

Number of outstanding options	94,200	86,400

Weighted average remaining contractual life	4.1	3.1
Weighted average exercise price per share	$2.47	$2.50

Intrinsic value	$1,737,000	$1,591,000

4.	EARNINGS PER SHARE

Basic earnings per common share is based on the weighted-average number of shares of our common stock outstanding. Diluted earnings per common share gives effect to outstanding stock options using the treasury method. The impact of stock options for the three months ended July 31, 2006 and 2005 was an increase of the weighted average basic common shares by 84,000 shares and 173,000 shares, respectively.

5.	ACCOUNTS RECEIVABLE

The allowance for doubtful accounts was $929,000 as of July 31, 2006 and $842,000 as of October 31, 2005. The increase in the allowance for doubtful accounts is due to the increase in accounts receivable as a result of the increase in sales and service fees.

6.	INVENTORIES

Inventories, priced at the lower of cost or market (first-in, first-out method), are summarized below (in thousands):

	July 31, 2006	October 31, 2005
Purchased parts and sub-assemblies	$9,698	$6,561
Work-in-process	7,520	5,403
Finished goods	25,953	17,566
	$43,171	$29,530

7.	SEGMENT INFORMATION

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

From time to time, our subsidiaries guarantee third party payment obligations in connection with the sale of certain machines to customers that use financing. At July 31, 2006, there were 46 third party guarantees, totaling approximately $1.7 million. A retention of title clause allows us to obtain the machine if the customer defaults on its lease. We believe that the proceeds obtained from liquidation of the machine would exceed our exposure.

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

	Nine months ended
	July 31, 2006	July 31, 2005
Balance, beginning of period	$1,618	$1,750
Provision for warranties during the period	1,851	1,521
Charges to the accrual	(1,371)	(1,320)
Impact of foreign currency translation	76	(39)
Balance, end of period	$2,174	$1,912

9. COMPREHENSIVE INCOME

A reconciliation of our net income to comprehensive income was as follows (in thousands):

	Three months ended
	July 31, 2006	July 31, 2005
Net income	$3,802	$2,879
Translation of foreign currency financial statements	85	(959)
Unrealized gain (loss) on derivative instruments	(1,131)	1,671
Comprehensive income	$2,756	$3,591

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

The primary drivers of our improved performance in the last two years have been increased worldwide demand for our products, our expanded product line and the impact of changes in the exchange rate between the U.S. Dollar and various foreign currencies.

We will introduce five new products at the International Manufacturing and Technology Show (IMTS) during the fourth quarter of fiscal 2006. Although we developed all of these products to maximize productivity for our customers, the development of WinMax Control Software is by far the most significant product announcement Hurco will make at IMTS. Other product introductions include Lathes with Live Tooling (TMM8 and TMM10), a swivel head 5-Axis machine (VMX42SR), the addition of the VMX60 vertical machining center, and an upgraded performance series for the VMX line.

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

RESULTS OF OPERATIONS

Three Months Ended July 31, 2006 Compared to Three Months Ended July 31, 2005

Sales and Service Fees. Sales and service fees for the third quarter of fiscal 2006 totaled $36.6 million, an increase of $7.0 million (24%) from the $29.6 million reported for the third quarter of fiscal 2005. The growth of third quarter revenues was primarily the result of increased unit sales of higher priced VMX computerized machine tools, which were most pronounced in Europe and Asia geographic regions.

Approximately 60% of our sales and service fees for the third quarter of fiscal 2006 were derived from European markets. Due to the weakening of the U.S. Dollar during the third quarter of fiscal 2006, the weighted average exchange rate between the Euro and the U.S. dollar was $1.28 per €1.00, as compared to $1.22 per €1.00 for the third quarter of fiscal 2005, an increase of 5%. Sales and service fees for the third quarter of fiscal 2006 were approximately $761,000 higher than would have been the case if foreign sales had been translated at the same rate of exchange that was utilized for the third quarter of fiscal 2005.

The following tables set forth sales (in thousands) by geographic region and product category for the third quarter of fiscal 2006 and 2005:

Sales and Service Fees by Geographic Region

	Three Months Ended July 31,				Increase
	2006		2005		Amount	%
North America	$11,297	31%	$10,986	37%	$311	3%
Europe	22,059	60%	16,407	56%	5,652	34%
Asia Pacific	3,241	9%	2,162	7%	1,079	50%
Total	$36,597	100%	$29,555	100%	$7,042	24%

Sales and service fees in the North American market were flat in the third quarter of fiscal 2006 compared to the prior year period. Sales and service fees were down approximately $1.0 million in the third quarter of fiscal 2006 from the first two quarters of fiscal 2006 due to a slight reduction in unit shipments and increased unit sales of lower priced lathe and VM products.

The 34% increase in sales and service fees in Europe reflected a 28% increase in unit sales and the favorable effect of a weaker U.S Dollar. Unit shipments of the VM and VMX product lines increased 26% and 36%, respectively over the prior year period primarily in the United Kingdom and Germany due to favorable market conditions in these regions.

The 50% increase in sales and service fees in Asia reflected a 128% increase in unit sales of the VMX product line over the prior year period. The increased unit shipments are primarily attributable to our increased market penetration in China.

Sales and Service Fees by Product Category

	Three Months Ended July 31,				Increase
	2006		2005		Amount	%
Computerized Machine Tools	$31,755	87%	$24,926	84%	$6,829	27%
Service Fees, Parts and Other	4,842	13%	4,629	16%	213	5%
Total	$36,597	100%	$29,555	100%	$7,042	24%

Sales of computerized machine tools during the third quarter of fiscal 2006 increased 27% over the corresponding period in fiscal 2005. The sales growth was driven by a 22% increase in unit shipments and a 5% increase in the average net selling price per unit due to the effect of currency translation.

Orders. New orders booked in the third quarter of fiscal 2006 totaled $38.0 million, an increase of $9.1 million or 32%, from the amount recorded in the third quarter of 2005. The dollar value of orders booked was a record for the company and benefited from a significant increase in unit orders of higher priced VMX units from customers in Europe and Asia as well as the favorable currency translation effects of the weakened U.S. Dollar during the third quarter, which accounted for $1.3 million or 15% of the increase.

Gross Margin. Gross margin for the third quarter of fiscal 2006 was 35% compared to 33% for the prior year period. The improvement was primarily the result of increased unit volume.

Operating Expenses. Selling, general and administrative expenses were $7.4 million, a slight increase from the $6.6 million reported in the prior year period. The increase was primarily the result of increased sales and marketing expenses and the effect of currency translation. Selling, general and administrative expenses were 20% of sales and service fees during the third quarter of fiscal 2006 compared to 22% for the third quarter of fiscal 2005.

Operating Income. Operating income for the third quarter of fiscal 2006 was $5.4 million, or 15% of sales and service fees, compared to $3.2 million, or 11% of sales and service fees, in the prior year period. The improvement in operating income as a percentage of sales and service fees is the result of the increased unit volume of machine tool sales.

Income Tax Expense. Our provision for income taxes during the third quarter of fiscal 2006 was approximately $1.3 million higher than in the same period in fiscal 2005, primarily because we used substantially all of our domestic net operating loss carryforwards during the fourth quarter of fiscal 2005. Our effective tax rate for the third quarter of fiscal 2006 was 30% as compared to the third quarter of fiscal 2005 of 10%. The fiscal 2006 third quarter effective tax rate is lower than the effective tax rate during the first and second quarters of fiscal 2006 due to a one-time tax saving benefit of approximately $200,000, which resulted from favorable tax planning strategies implemented during the third quarter.

Nine Months Ended July 31, 2006 Compared to Nine Months Ended July 31, 2005

Sales and Service Fees. Sales and service fees for the first nine months of fiscal 2006 were $105.4 million, an increase of $14.6 million (16%) from the $90.8 million reported for the first nine months of fiscal 2005. Unit shipments increased by 22% during fiscal 2006 compared to fiscal 2005 with consistent increases worldwide.

Approximately 59% of sales and service fees in the first nine months of fiscal 2006 were derived from European markets. Due to the strengthening of the U.S. Dollar during the first nine months of the fiscal 2006, the weighted average exchange rate between the Euro and the U.S. dollar was $1.23 per €1.00, as compared to $1.28 per €1.00 for the first nine months of fiscal 2005, a decrease of 4%. Sales and service fees for the first nine months of fiscal 2006 were approximately $2.6 million less than would have been the case if foreign sales had been translated at the same rate of exchange that was utilized for the first nine months of fiscal 2005.

The following tables set forth sales and service fees by geographic region and product category for the nine months of fiscal 2006 and 2005:

Sales and Service Fees by Product Region (dollars are in thousands)

	Nine Months Ended July 31,				Increase
	2006		2005		Amount	%
North America	$36,177	34%	$31,045	34%	$5,132	17%
Europe	62,236	59%	54,407	60%	7,829	14%
Asia Pacific	6,939	7%	5,339	6%	1,600	30%
Total	$105,352	100%	$90,791	100%	$14,561	16%

Sales and service fees in North America benefited from a 22% increase in unit shipments in the first nine months of fiscal 2006 compared to the prior year period. Unit shipments of our lathe, VM and VMX product lines increased in North America by 17%, 22% and 23%, respectively. These increases are attributable to strong demand and an approximately 14% increase in machine tool consumption in the United States.

Unit sales in Europe increased by 21%, but were partially offset by the effects of a stronger U.S. Dollar when translating European sales for financial reporting purposes. Sales and service fees for Europe were approximately $2.6 million less than would have been the case if translated at the same rate of exchange that was utilized for the first nine months of 2005. The increase in sales and service fees was most pronounced in the United Kingdom and Germany.

The 30% increase in our sales and service fees in Asia Pacific is primarily due to a 25% increase in unit shipments during the first nine months of 2006 compared to the prior year period. Unit shipments of our lathe, VM and VMX product lines increased in Asia by 50%, 13% and 33%, respectively. These increases are attributable to favorable market conditions in the Asian market, as well as our increased market penetration into China. China is the world’s largest machine tool market, accounting for over 20% of total worldwide consumption of machine tools (measured in U.S. Dollars).

Sales and Service Fees by Product Category (dollars are in thousands)

	Nine Months Ended July 31,				Increase
	2006		2005		Amount	%
Computerized Machine Tools	$91,023	86%	$77,375	85%	$13,648	18%
Service Fees, Parts and Other	14,329	14%	13,416	15%	913	7%
Total	$105,352	100%	$90,791	100%	$14,561	16%

Sales of computerized machine tools during the first nine months of fiscal 2006 increased 18% over the corresponding period in fiscal 2005. The sales growth was driven by a 22% increase in unit shipments, which was partially offset by a 3% decrease in the average net selling price per unit due to the effect of currency translation.

Sales of service fees, parts and other increased approximately $900,000 in the first nine months of fiscal 2006 compared to the prior year. The increase was due primarily to a $424,000 (24%) increase in software sales and a $461,000 (6%) increase in sales of service parts.

Orders. New orders booked for the first nine months of fiscal 2006 totaled $112.7 million, an increase of $24.0 million (27%) from the $88.7 million reported for the first nine months of fiscal 2005. New orders booked increased in the United States, Europe and Asia by $5.5 million (18%), $14.4 million (27%) and $4.0 million (71%), respectively. Orders for the first nine months of fiscal 2006 were unfavorably affected by approximately $2.5 million due to currency translation.

Gross Margin. Gross margin for the first nine months of fiscal 2006 was 35%, slightly above the 34% margin realized in the corresponding fiscal 2005 period, due principally to increased sales of computerized machine tools, but partially offset by the unfavorable effects of a stronger U.S. Dollar compared to the prior year period.

Operating Expenses. Selling, general and administrative expenses during the first nine months of 2006 increased approximately $1.6 million from the amount reported for the 2005 period as a result of increased sales and marketing expenses. Selling, general and administrative expenses were 20% of sales and service fees during the first nine months of fiscal 2006 compared to 21% for the first nine months of 2005.

Operating Income. Operating income for the first nine months of fiscal 2006 was $16.1 million, or 15% of sales and service fees, compared to $11.1 million, or 12% of sales and service fees in the prior year.

Other Expense. The increase in other income for the first nine months of fiscal 2006 compared to the prior year period is due primarily to approximately $350,000 of exchange losses in payables and receivables denominated in foreign currencies, primarily the NT Dollar, that were recorded in the first nine months of fiscal 2005 as a result of timing differences between the hedge contract period and when the payables and receivables were recorded. Also contributing to the increase were improved earnings of our affiliates we accounted for using the equity method.

Income Tax Expense. Our provision for income taxes during the first nine months of fiscal 2006 was approximately $4.0 million higher than in the same period in fiscal 2005, primarily because we had used substantially all of our domestic net operating loss carryforwards by the end of fiscal 2005. Our effective tax rate for the first nine months of fiscal 2006 was 34% as compared to the first nine months of fiscal 2005 of 14%.

LIQUIDITY AND CAPITAL RESOURCES

At July 31, 2006, we had cash and cash equivalents of $24.5 million compared to $17.6 million at October 31, 2005. Cash generated from operations totaled $7.8 million for the first nine months of fiscal 2006, compared to $5.7 million in the prior year period.

Working capital, excluding cash and short-term debt, was $52.7 million at July 31, 2006 compared to $43.1 million at October 31, 2005. During the first nine months of fiscal 2006, cash flow from operations was unfavorably affected by a $12.5 million increase in inventory and a $1.6 increase in accounts receivable, but was partially offset by an $11.0 million increase in accounts payable. The increase in inventory and accounts payable to vendors was the result of our decision to increase production levels at our principal manufacturing facility in Taiwan in response to increased orders. Accounts receivable increased as a result of increased unit shipments of machine tools in the first nine months of fiscal 2006.

Capital investments during the first nine months of fiscal 2006 included normal expenditures for software development projects and purchases of equipment.

Total debt at July 31, 2006, was $4.0 million, representing 5% of our total capitalization of $74.4 million, compared to $4.1 million, or 7% of our total capitalization, at October 31, 2005. Our outstanding debt consisted solely of the outstanding balance of a term loan secured by our Indianapolis facility. We were in compliance with all loan covenants and had unused credit availability of $10.8 million at July 31, 2006. We believe that cash flow from operations and the amount we can borrow under our credit facilities will be sufficient to meet our anticipated cash requirements for the balance of fiscal 2006.

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

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—a replacement of Accounting Principles Board (APB) Opinion No. 20 and FASB Statement No. 3.” This statement changes the requirements for the accounting for and reporting of a change in accounting principle and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions must be followed. APB No. 20 required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This statement requires retrospective application to prior period financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change.  The provisions of SFAS No. 154 are effective for fiscal years beginning after December 15, 2005.  The adoption of this statement will not have a material impact on our Condensed Consolidated Financial Statements.

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation 48 “Accounting for Uncertainty in Income Taxes” (FIN 48). FIN 48 significantly revises how tax benefits are measured and reported. This interpretation also provides guidance as to how and when interest and penalties are to be recorded and classified. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are evaluating the impact that this interpretation will have on the Consolidated Financial Statements.

CRITICAL ACCOUNTING POLICIES

Our accounting policies, which are described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2005, require management to make significant estimates and assumptions using information available at the time the estimates are made. These estimates and assumptions significantly affect various reported amounts of assets, liabilities, revenues and expenses. If our future experience differs materially from these estimates and assumptions, our results of operations and financial condition could be affected. There were no material changes to our critical accounting policies during the third quarter of fiscal 2006.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

There have been no material changes from the information provided in our Annual Report on Form 10-K for the fiscal year ended October 31, 2005.

OFF BALANCE SHEET ARRANGEMENTS

From time to time, our subsidiaries guarantee third party lease financing residuals in connection with the sale of certain machines. At July 31, 2006, there were 46 third party guarantees totaling approximately $1.7 million. A retention of title clause allows us to obtain the machine if the customer defaults on its lease. We believe that the proceeds obtained from liquidation of the machine would exceed our exposure.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Interest rates on our bank borrowings can be affected by changes in prevailing U.S. and European interest rates. At July 31, 2006, there were no outstanding borrowings under our credit facilities. The remaining outstanding indebtedness of $4.0 million is at a 7 3/8% fixed rate of interest.

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

Forward contracts for the sale or purchase of foreign currencies as of July 31, 2006 which are designated as cash flow hedges under SFAS No. 133 were as follows:

	Notional Amount	Weighted Avg.	Contract Amount at Forward Rates in U.S. Dollars
Forward Contracts	in Foreign Currency	Forward Rate	At Date of Contract	July 31, 2006	Maturity Dates
Sale Contracts:
Euro	25,200,000	1.2846	32,371,920	32,566,362	August 2006 - October 2007

Sterling	3,600,000	1.8239	6,566,040	6,747,493	August 2006 - October 2007
Purchase Contracts:
New Taiwan Dollar	195,000,000	32.0904*	6,076,583	5,969,860	May 2006 - October 2006

* NT Dollars per U.S. Dollar

Forward contracts for the sale of foreign currencies as of July 31, 2006, which were entered into to protect against the effects of foreign currency fluctuations on receivables and payables denominated in foreign currencies were as follows:

	Notional Amount	Weighted Avg.	Contract Amount at Forward Rates in U.S. Dollars
Forward Contracts	in Foreign Currency	Forward Rate	At Date of Contract	July 31, 2006	Maturity Dates
Sale Contracts:
Euro	8,515,374	1.2688	10,804,306	10,903,469	August 2006 - September 2006

Singapore Dollar	10,987,504	0.6324	6,948,839	6,992,313	August 2006 - December 2006

Sterling	1,238,713	1.8569	2,300,165	2,316,289	August 2006 - September 2006
Purchase Contracts:
New Taiwan Dollar	452,677,059	32.4426*	13,953,174	13,832,061	August 2006 - September 2006

* NT Dollars per U.S. Dollar

Item 4. CONTROLS AND PROCEDURES

We carried out an evaluation under the supervision and with participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2006 pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of the evaluation date.

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended July 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

August 31, 2006