Form 10-K
period 2006-10-31
HURCO COMPANIES INC
filed 2007-01-16
CIK 315374

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended October 31, 2006 or
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to _________.

Commission File No. 0-9143
HURCO COMPANIES, INC.
(Exact name of registrant as specified in its charter)

Indiana	35-1150732
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

One Technology Way
Indianapolis, Indiana	46268
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code                       (317) 293-5309

Securities registered pursuant to Section 12(b) of the Act:	None
Securities registered pursuant to Section 12(g) of the Act:	Common Stock, No Par Value
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.       Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d).      Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to the filing requirements for at least the past 90 days.                 Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non- accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes ☐   No ☒

The aggregate market value of the registrant’s voting stock held by non-affiliates as of April 30, 2006 (the last day of our most recently completed second quarter) was $196,888,671.

The number of shares of the registrant’s common stock outstanding as of January 12, 2007 was 6,380,520.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the registrant’s Proxy Statement for its 2007 Annual Meeting of Shareholders (Part III).

Disclosure Concerning Forward-looking Statements

Certain statements made in this annual report on form 10-K may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors include the risks identified in Item 1A.

PART I

Item 1.	BUSINESS

General

Hurco Companies, Inc. is an industrial technology company. We design, manufacture and sell computerized machine tools to companies in the metal working industry through a worldwide sales, service and distribution network. Although our Computer Numeric Control (CNC) systems and software products are proprietary, they use industry standard personal computer components. Our CNC systems and software products are primarily sold as integral components of our computerized machine tool products.

Since our founding in 1968, we have been a leader in the introduction of interactive computer control systems that automate manufacturing processes and improve productivity in the metal parts manufacturing industry. Hurco pioneered the application of microprocessor technology and conversational programming software for use on machine tools. We have concentrated on designing “user-friendly” computer control systems that can be operated by both skilled and unskilled machine tool operators and yet are capable of instructing a machine to perform complex tasks. The combination of microprocessor technology and patented interactive, conversational programming software in our computer control systems enables operators on the production floor to quickly and easily create a program for machining a particular part from a blueprint or Computer-Aided Design (CAD) file and immediately begin machining that part.

Our executive offices and principal design and engineering operations are headquartered in Indianapolis, Indiana. Sales, application engineering and service offices are located in Indianapolis, Indiana; High Wycombe, England; Munich, Germany; Paris, France; Milan, Italy; Singapore and Taichung, Taiwan. We also have a representative sales office in Shanghai, China, and a technical center in Shenzhen, China. Distribution facilities are located in Los Angeles, California, Venlo, the Netherlands, and Singapore, and our principal manufacturing facility is located in Taiwan. In November 2006, we registered a distribution company in India and we are currently in the process of establishing a sales office in India. We are also developing a new manufacturing facility in Ningbo, China. The opening of the Ningbo facility is part of our plan to increase capacity and reduce manufacturing costs. This facility will focus on machining castings and components to support our manufacturing operation in Taiwan. In the future, the Ningbo facility can be expanded to include sub-assembly operations. Eventually, machines designed specifically for the Chinese market will be produced at the Ningbo facility.

Our strategy is to design, manufacture and sell a comprehensive line of computerized machine tools that incorporate our proprietary, interactive computer control technology to the global metalworking market. Our technology is designed to enhance the machine tool user's productivity through ease of operation and higher levels of machine performance (speed, accuracy and surface finish quality). We use an open system software architecture that permits our computer control systems and software to be produced using standard PC hardware. We have emphasized an operator friendly design that employs both interactive conversational and graphical programming software.

Products

Our core products consist of general purpose computerized machine tools for the metal cutting industry, principally vertical machining centers (mills) and turning centers (lathes), into which our proprietary software and computer control systems are fully integrated. We also produce computer control systems and related software for press brake applications that are sold as retrofit control systems. Additionally, we produce and distribute software options, control upgrades, hardware accessories and replacement parts related to our machine tool product lines and provide operator training and support services to our customers.

The following table sets forth the contribution of each of our product groups to our total sales and service fees during each of the past three fiscal years:

Net Sales and Service Fees by Product Category
(Dollars in thousands)	Year ended October 31,
	2006		2005		2004
Continuing Products and Services
Computerized Machine Tools	$128,946	86.8%	$107,313	85.5%	$83,663	84.0%
Computer Control Systems and Software *	4,694	3.2%	4,129	3.3%	3,604	3.6%
Service Parts	10,494	7.0%	9,991	8.0%	8,696	8.8%
Service Fees	4,383	3.0%	4,076	3.2%	3,609	3.6%
Total	$148,517	100%	$125,509	100%	$99,572	100%

* Amounts shown do not include computer control systems sold as integrated components of computerized machine tools.

Computerized Machine Tools - Machining Centers

We design, manufacture and sell computerized machine tools equipped with a fully integrated interactive computer control system. During the middle of fiscal 2007 our UltiMax® twin screen control console and our MAX® single screen control console will feature our new WinMax® software. Our computer control system enables a machine tool operator to create complex two or three-dimensional machining programs directly from an engineering drawing or CAD geometry file. An operator with little or no machine tool programming experience can successfully create a program with minimal training and begin machining the part in a short period of time. The control features an operator console with a Liquid Crystal Display (LCD), incorporates an upgradeable Personal Computer (PC) platform using a Pentium®* class processor, solid rendering graphical programming, and, because WinMax® has a Windows®** based operating system, users will be able to take advantage of commercial trends in manufacturing integration offering the highest level of shop floor flexibility and software productivity. File management, process control, networking, and combining programming formats are enhanced with the new WinMax® control software.

In the intensely competitive global manufacturing marketplace, significant increases in productivity are being derived from control and software technologies. Companies using CNC machine tools must be able to;

▪	maximize the efficiency of their human resources;
▪	continue to expand their capability of making more advanced and complex parts from a wide range of materials and multiple processes;
▪	maintain the ability to incorporate fast moving changes in technology into their operations to keep their competitive edge; and
▪	continue to integrate themselves into the global supply chain of their customers by supporting small to medium lot sizes for “Just In Time” initiatives.

*Pentium® is a registered trademark of Intel Corporation.
**Windows® is a registered trademark of Microsoft Corporation.

Our Windows®** based control facilitates our ability to meet these customer needs. Companies are finding that the familiar Windows®** operating system coupled with the Hurco conversational style of program creation means that their operators are capable of creating and editing part programs without the overhead of specialized CAD/CAM programmers. With the ability to transfer most CAD data directly into a Hurco program, programming time becomes minutes instead of hours.

Products today are being designed to meet the demand for more complex machined parts to greater part accuracies. The Hurco controls with WinMax® software and Pentium®* processors are capable of processing the large amounts of data required for these jobs to be processed at world-class speeds and accuracies. We continue to add technology to our control design as it becomes available.

Our offering of machining centers, currently equipped with either the UltiMax® or MAX® control console consists of the following four product lines:

VM Product Line

The VM product line consists of moderately priced vertical machining centers for the entry-level market. Their design premise of a machining center with a large work cube and a small footprint optimizes the use of available floor space. The VM line consists of three models in three sizes with X-axis travels of 26, 40, and 50 inches. The base price of the VM machines ranges from $36,000 to $79,000.

VMX Product Line

The VMX product line consists of higher performing vertical machining centers aimed at manufacturers demanding globally competitive machine tools. It is our signature product line. The VMX line consists of seven models in six sizes with X-axis travels of 24, 30, 40, 50, 60, and 64 inches. In 2006, the line was further enhanced to increase operational speeds. The base price of VMX machines ranges from $50,000 to $200,000.

Five-Axis (VTX) and Horizontal Machining Centers (HTX)

The VTX/HTX product line is targeted at manufacturers of complex multi-sided parts that require processing in one setup. Purchasing one of these machining centers can yield significant productivity gains for operations that process each side of a part individually. The VTX/HTX product line in 2006 consisted of three models, two vertical cutting machines and one horizontal cutting machine. The base price of the VTX/HTX machines ranges from $160,000 to $180,000.

TM Product Line

Since its introduction in fiscal 2005, we have continued to expand the TM turning center (horizontal slant-bed lathe) product line. The TM series is designed for entry-level job shops and contract manufacturers seeking efficient processing of small to medium lot sizes. The TM is offered in three models with chucks of 6, 8, and 10 inches respectively. In September 2006, we further enhanced the capability of the TM turning centers with the addition of “live” or powered tooling on the lathe turret. This allows our customers to complete a number of secondary milling, drilling and tapping operations, while the part is still held in the chuck after the turning operations are complete. This ability to “mill/turn” or “multi-task” on the same machine in one setup can provide significant productivity gains. Two models with this capability are being offered. The base price of the TM Series ranges from $40,000 to $85,000.

*Pentium®  is a registered trademark of Intel Corporation.
**Winbdows® is a registered trademark of Microsoft Corporation.

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

In addition to our standard computer control features, we offer software option products for two and three-dimensional programming. These products are sold to users of our computerized machine tools equipped with our UltiMax® or MAX® consoles. The options include: Advanced Velocity Control (AVC), Adaptive Surface Finish (ASF), DXF Transfer, UltiNetTM, UltiPocketTM, Conversational Part and Tool Probing, and 3D Mold.

Our Advanced Velocity Control (AVC) and Adaptive Surface Finish (ASF), high performance machining software options, enable a customer to increase machine throughput using higher cutting feed rates. The ASF software option facilitates optimized surface finishes on complex parts using faster high-resolution part data transfers.

The DXF Transfer software option can substantially increase operator productivity because it eliminates manual data entry of part features by transferring AutoCADTM drawing files directly into the UltiMax® or MAX® computer control or into our desktop programming software.

UltiNet™ is a networking software option used by our customers to transfer part design and manufacturing information to computerized machine tools at high speeds and to network computerized machine tools within the customer's manufacturing facility.

UltiPocketTM automatically calculates the tool path around islands, eliminating the arduous task of plotting these shapes. Islands can also be rotated, scaled and repeated.

Conversational Part and Tool Probing options permit the computerized dimensional measurement of machined parts and the associated cutting tools. This “on-machine” technique improves the throughput of the measurement process when compared to traditional “off-machine” approaches.

Our 3D Mold software option uses 2 1/2D technology to allow a user to visualize and then program on the shop floor complex 3D parts from simple 2D contours. For many parts, there is no need to go back offline with a CAM system.

Parts and Service

Our service organization provides installation, warranty, operator training and customer support for our products on a worldwide basis. In the United States, our principal distributors have primary responsibility for machine installation and warranty service and support for product sales. Our service organization also sells software options, computer control upgrades, accessories and replacement parts for our products. Our after-sales parts and service business strengthens our customer relationships and provides continuous information concerning the evolving requirements of end-users.

Manufacturing

Our manufacturing strategy is based on sourcing of our modular designed components from a network of contract suppliers and sub-contractors who manufacture our components in accordance with our proprietary design, quality standards and cost specifications. This has enabled us to lower our production costs, reduce our working capital per sales dollar, and increase our worldwide manufacturing capacity without significant incremental investment in capital equipment or personnel.

Our computerized metal cutting machine tools are manufactured to our specifications primarily by our wholly owned subsidiary in Taiwan, Hurco Manufacturing Limited (HML), which we established in fiscal 2000. This subsidiary has increased our overall capacity and reduced our dependence on other manufacturers. In addition, we have a 24% ownership interest in a contract machine manufacturer in Taiwan that produces certain models included in our product line. Both of these manufacturers conduct final assembly operations and are supported by a network of sub-contract suppliers of components and sub-assemblies. We are also developing a new manufacturing facility in Ningbo, China that will focus on the machining of castings and components to support manufacturing operations in Taiwan. In the future, we can expand the Ningbo facility to include sub-assembly operations. Eventually, we expect that machines designed specifically for the Chinese market will be produced at the Ningbo facility.

We have a contract manufacturing agreement for computer control systems with another Taiwan-based company in which we have a 35% ownership interest. This company produces our UltiMax®, MAX® and Autobend® computer control systems to our specifications, and is engaged primarily in the sourcing of industry standard computer components and proprietary parts, as well as final assembly and test operations. We source one of our proprietary printed circuit boards (PCB) for our UltiMax® control from a single domestic supplier.

We work closely with our wholly owned manufacturing subsidiaries and our minority-owned affiliates to assure that their production capacity will be sufficient to meet the projected demand for our machine tool products. We continue to consider additional contract manufacturing resources to increase our long-term capacity, and believe that, except for the sole-sourced PCB, alternative sources for our standard and proprietary components are available. However, any prolonged interruption of operations or significant reduction in capacity or performance capability of our Taiwan based manufacturing facility or the PCB supplier would have a material adverse effect on our operations.

Marketing and Distribution

We sell our products through more than 150 independent agents and distributors in countries throughout North America, Europe and Asia. Although some of our distributors may carry competitive products, the Hurco line is the primary line for the majority of our distributors globally. We also have our own direct sales personnel in England, France, Germany, Italy, Singapore and China, which are among the world's principal machine tool consuming countries. During fiscal 2006, no distributor accounted for more than 5% of our sales and service fees. Approximately 88% of the worldwide demand for computerized machine tools and computer control systems comes from outside the U.S. In fiscal 2006, approximately two-thirds of our revenues were from overseas customers and no single end-user of our products accounted for more than 5% of our total sales and service fees.

The end-users of our computerized machine tools are precision tool, die and mold manufacturers, independent metal parts manufacturers, and specialized production application or prototype shops within large manufacturing corporations. Industries served include aerospace, defense, medical equipment, energy, automotive/transportation, electronics and computer equipment.

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

We believe that advances in industrial technology and the related demand for automated process improvements drive demand for our products.

Other factors affecting demand include:
•	the need to continuously improve productivity and shorten cycle time
•	an aging machine tool installed base that will require replacement with more advanced and efficient technology created by shorter product life cycles
•	the industrial development of emerging markets in Asia and Eastern Europe and
•	the declining supply of skilled machinists.

However, demand for our products is highly dependent upon economic conditions, the general level of business confidence, as well as such factors as production capacity utilization and changes in governmental policies regarding tariffs, corporate taxation, and other investment incentives. By marketing and distributing our products on a worldwide basis, we seek to reduce the potential impact on our total sales and service fees due to adverse changes in economic conditions that might occur in a particular geographic region.

Competition

We compete with many other companies in the United States and international markets. Several of our competitors are larger and have greater financial resources than we do. We strive to compete effectively by incorporating into our products unique, patented software, and other proprietary features that offer enhanced productivity, greater technological capabilities and ease of use. We offer our products in a range of prices and capabilities to target a broad potential market. We also believe that our competitiveness is aided by our reputation for reliability and quality, our strong international sales and distribution organization, and our extensive customer service organization.

In the United States and European metal cutting markets, major competitors include Haas Automation, Inc., Daewoo, Miltronics, Deckel, Maho Gildemeister Group (DMG), Hardinge Inc. and Fadal Engineering along with a large number of other foreign manufacturers, including Okuma Machinery Works Ltd., Mori Seiki Co., Ltd., Masak and Matsuura Machinery Corporation.

Intellectual Property

We consider our products to be proprietary. Various features of our control systems and machine tools employ technologies covered by patents that are material to our business. We also own additional patents covering new technologies that we acquired or developed, and that we are planning to incorporate into our control systems in the future.

Research and Development

Research and development expenditures for new products and significant product improvements, included as period operating expenses, were $2.5 million, $2.4 million and $2.0 million in fiscal 2006, 2005, and 2004, respectively. In addition, we recorded expenditures of $2.1 million in 2006, $1.2 million in 2005, and $1.3 million in 2004, related to software development projects that were capitalized.

Employees

We had 320 employees at the end of fiscal 2006, none of whom are covered by a collective-bargaining agreement or represented by a union. We have experienced no employee-generated work stoppages or disruptions and we consider our employee relations to be satisfactory.

Geographic Areas

Financial information about geographic areas is set forth in Note 14 of Notes to Consolidated Financial Statements.

The risks of doing business on a global basis are set forth in Item 1A.

Backlog

For information on orders and backlog, see Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Availability of Reports and Other Information

Our website is www.hurco.com. We make available on this website, free of charge, access to our annual, quarterly and current reports and other documents filed by us with the Securities and Exchange Commission (SEC) as soon as reasonably practical after the filing date. These reports can also be obtained at the SEC’s Public Reference Room at 100 F Street, NE Washington, DC 20549.

Item 1A.	RISK FACTORS

The various risks related to our business are described below. The business, financial condition or results of operations of Hurco Companies, Inc., could be adversely affected by any of these risks. The risks and uncertainties described below or elsewhere in this report are not the only ones to which we are exposed. Additional risks and uncertainties not presently known and/or risks we currently deem immaterial may also adversely affect our business and operations. If any of the matters included in the following risks were to occur, our business, financial condition, results of operations, cash flows or prospects could be materially adversely affected.

The cyclical nature of our business causes fluctuations in our operating results.

The machine tool industry is highly cyclical and changes in demand can occur abruptly in the geographic markets we serve. As a result of this cyclicality, we have experienced in the past, and expect to experience in the future, significant fluctuations in our sales, which will affect our results of operations and financial condition.

Our international operations pose additional risks that may adversely impact sales and earnings.

During the fiscal year ended October 31, 2006, approximately two-thirds of our revenues were derived from sales to customers located outside the U.S. We also have manufacturing facilities and assets located outside of the U.S. These international operations are subject to a number of risks, including:

▪	trade barriers
▪	regional economic uncertainty
▪	differing labor regulation
▪	risk of governmental expropriation
▪	domestic and foreign customs and tariffs
▪	current and changing regulatory environments affecting the importation and exportation of products and raw materials
▪	difficulty in obtaining distribution support
▪	difficulty in staffing and managing widespread operations
▪	differences in the availability and terms of financing
▪	political instability and unrest
▪	risks of changes in taxes

Quotas, tariffs, taxes or other trade barriers could require us to change manufacturing sources, reduce prices, increase spending on marketing or product development, withdraw from or not enter certain markets or otherwise take actions that could be adverse to us. Also, in some foreign jurisdictions, we may be subject to laws limiting the right and ability of entities organized or operating therein to pay dividends or remit earnings to affiliated companies unless specified conditions are met. These factors may adversely affect our future operating results. All of our products are shipped from our manufacturing facility in Taiwan from the Port of Taichung to three ports of destination: Los Angeles, California, Venlo, Netherlands, and Singapore. Changes in customs requirements, as a result of national security or other constraints put upon these ports, may also have an adverse impact on our future operating results.

We depend on limited sources for our products.

Our wholly owned subsidiary, Hurco Manufacturing Ltd. (HML), in Taiwan produces over 98% of our machine tools. Any interruption in manufacturing at HML would have an adverse affect on our financial operating results. Interruption in manufacturing at HML could result from a change in the political environment or a natural disaster, such as an earthquake, typhoon or tsunami. We source one of our proprietary printed circuit boards from a single domestic supplier. Any interruptions in supply from this source would have an adverse affect on our operating results and our financial condition.

Fluctuations in the exchange rates between the U.S. Dollar and any of several foreign currencies could increase our costs or decrease our revenue.

Our international sales divisions generate approximately two-thirds of our revenues, which are received in several foreign currencies, primarily the Euro and Pound Sterling. Therefore, our results of operations and financial condition are affected by fluctuations in exchange rates between these currencies and the U.S. Dollar, both for purposes of actual conversion and financial reporting purposes. In addition, payments for components incorporated into our products are made in the New Taiwan Dollar. We hedge our foreign currency exposure with the purchase of forward exchange contracts. Hedge contracts only mitigate the impact of changes in foreign currency rates that occur during the term of the related hedge contract period. Refer to Note 1 of Notes to Consolidated Financial Statements for the impact of translation of foreign currencies and hedging on the consolidated financial statements.

Our competitive position and prospects for growth may be diminished if we are unable to develop and introduce new and enhanced products on a timely basis that are accepted in the market.

The machine tool industry is subject to technological change, evolving industry standards, changing customer requirements, and improvements in and expansion of product offerings. Our ability to anticipate changes in technology, industry standards, customer requirements and product offerings by competitors, and to develop and introduce new and enhanced products on a timely basis that are accepted in the market, will be significant factors in maintaining or improving our competitive position and growth prospects. If the technologies or standards used in our products become obsolete or fail to gain widespread commercial acceptance, our business would be materially adversely affected. Although we believe that we have the technological capabilities to remain competitive, developments by others may render our products or technologies obsolete or noncompetitive.

We compete with larger companies that have greater financial resources, and our business could be harmed by competitors’ actions.

The markets in which our products are sold are extremely competitive and highly fragmented. In marketing our products, we compete with other manufacturers on quality, reliability, price, value, delivery time, service and technological characteristics. We compete with a number of U.S., European and Asian competitors, most of which are larger, have substantially greater financial resources, and are supported by governmental or financial institution subsidies. While we believe our product lines compete effectively, our financial resources are limited compared to our competitors’ resources, making it challenging to remain competitive.

Fluctuation of the price of raw materials, especially steel and iron, could adversely affect our sales, costs and profitability.

We manufacture products with a high iron and steel content for which worldwide prices have increased significantly. The availability and price for these and other raw materials are subject to volatility due to worldwide supply and demand forces, speculative actions, inventory levels, exchange rates, production costs, and anticipated or perceived shortages. In some cases, those cost increases can be passed on to customers in the form of price increases; in other cases they cannot. If the prices of raw materials increase and we are not able to charge our customers higher prices to compensate, it would adversely affect our business, financial condition and results of operations.

Due to future technological changes, changes in market demand, or changes in market expectations, portions of our inventory may become obsolete or excess.

The technology within our products changes and generally new versions of machines are brought to market in three to five year cycles. The phasing out of an old product involves both estimating the amount of inventory to hold to satisfy the final demand for those machines as well as to satisfy future repair part needs. Based on changing customer demand and expectations of delivery times for repair parts, we may find that we have either obsolete or excess inventory on hand. Because of unforeseen changes in technology, market demand, or competition, we may have to write off unusable inventory in the future, which may adversely affect our results of operations and financial condition.

Goodwill or other assets may become impaired requiring us to record a significant charge to earnings.

Under U.S. generally accepted accounting principles, we review our assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill, amortizable intangible assets and investments accounted for under the equity method of accounting are required to be tested for impairment at least annually. We may be required to record a significant charge to earnings in our financial statements for the period in which any impairment of these assets is determined.

Our continued success depends on our ability to protect our intellectual property.

Our future success depends in part upon our ability to protect our intellectual property. We rely principally on nondisclosure agreements, other contractual arrangements, trade secret law and, to a lesser extent, trademark and patent law, to protect our intellectual property. However these measures may be inadequate to protect our intellectual property from infringement by others or prevent misappropriation of our proprietary rights. In addition, the laws of some foreign countries do not protect proprietary rights to the same extent, as do U.S. laws. Our inability to protect our proprietary information and enforce our intellectual property rights through infringement proceedings could have a material adverse effect on our business, financial condition and results of operations.

The unplanned loss of current members of our senior management team and other key personnel may adversely affect our operating results.

The unexpected loss of senior management or other key personnel could impair our ability to carry out our business plan. We believe that our future success will depend in part on our ability to attract and retain highly skilled and qualified personnel. The loss of senior management or other key personnel may adversely affect our operating results as we incur costs to replace the departed personnel and potentially lose opportunities in the transition of important job functions.

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

The following table sets forth the location, size and principal use of each of our facilities:

Location	Square Footage		Principal Uses

Indianapolis, Indiana	165,000	(1)	Corporate headquarters, design and engineering, product testing, sales and marketing, application engineering and customer service

Los Angeles, California	13,000		Warehouse, distribution, sales, application engineering and customer service

High Wycombe, England	12,000		Sales, application engineering and customer service

Paris, France	4,700		Sales, application engineering and customer service

Munich, Germany	24,800		Sales, application engineering and customer service

Milan, Italy	4,850		Sales, application engineering and customer service

Singapore	3,000		Sales, application engineering and customer service

Shanghai, China	3,000		Sales, application engineering and customer service

Taichung, Taiwan	168,000		Manufacturing

Ningbo, China	2,600		Manufacturing

(1)	Approximately 50,000 square feet is leased to a third-party under a lease, which expires April 30, 2010.

We own the Indianapolis facility and lease all other facilities. The leases have terms expiring at various dates ranging from March 2007 to April 2014. We believe that all of our facilities are well maintained and are adequate for our needs now and in the foreseeable future. We do not believe that we would experience any difficulty in replacing any of the present facilities if any of our leases were not renewed at expiration.

Item 3.	LEGAL PROCEEDINGS

We are involved in various claims and lawsuits arising in the normal course of business. We do not expect any of these claims, individually or in the aggregate, to have a material adverse effect on our financial position or results of operations.

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

The following information sets forth as of October 31, 2006, the name of each executive officer and his or her age, tenure as an officer, principal occupation and business experience for the last five years:

Name	Age	Position(s) with the Company
Michael Doar	51	Chairman of the Board and Chief Executive Officer
James D. Fabris	55	President and Chief Operating Officer
John G. Oblazney	38	Vice President, Secretary, Treasurer and Chief Financial Officer
David E. Platts	53	Vice President, Technology
Sonja K. McClelland	35	Corporate Controller, Assistant Secretary

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

John G. Oblazney was elected Vice President, Secretary, Treasurer and Chief Financial Officer in September 2006. Mr. Oblazney served as the Chief Financial Officer of Carrier Corporation’s Light Commercial Business, a division of United Technologies Corporation, since December 2005. Prior to that, Mr. Oblazney served in various other financial positions with Carrier Corporation from 2000 to 2005. Prior to joining Carrier Corporation, Mr. Oblazney was employed for six years with Cooper Industries and employed three years by an international public accounting firm.

David E. Platts, who joined Hurco in 1982, was elected Vice President, Technology, in May 2000 and served in that position until December 2006, having previously served as Vice President of Research and Development for 11 years.  The position of Vice President, Technology was eliminated in December 2006, and the responsibilities associated with that position have been assumed by the Executive Vice President, Software and Development.

Sonja K. McClelland has been employed by Hurco since September 1996 and was elected Corporate Controller, Assistant Secretary in November 2004. Ms. McClelland served as Corporate Accounting Manager from September 1996 to 1999, then as Division Controller for Hurco USA from September 1999 to November 2004. Prior to joining Hurco, Ms. McClelland was employed for three years by an international public accounting firm.

PART II

Item 5.	MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the Nasdaq Global Select Market under the symbol “HURC”. The following table sets forth the high and low sale prices of the shares of our common stock for the periods indicated, as reported by the Nasdaq Global Select Market.

	2006		2005
Fiscal Quarter Ended:	High	Low	High	Low
January 31	$35.30	$17.74	$19.40	$12.65
April 30	37.47	23.75	19.38	10.50
July 31	32.98	20.42	20.00	10.25
October 31	29.26	19.80	19.09	13.81

At January 12, 2007, the closing price of our common stock on the Nasdaq Global Select Market was $31.95.

We do not currently pay dividends on our common stock and intend to continue to retain earnings for working capital, capital expenditures and debt reduction.

There were approximately 202 holders of record of our common stock as of January 12, 2007.

During the period covered by this report, we did not sell any equity securities that were not registered under the Securities Act of 1933, as amended.

The disclosure under the caption “Equity Compensation Plan Information” is included in Item 12.

Item 6.	SELECTED FINANCIAL DATA

The Selected Financial Data presented below has been derived from our consolidated financial statements for the years indicated and should be read in conjunction with the consolidated financial statements and related notes set forth elsewhere herein.

	Year Ended October 31
	2006	2005	2004	2003	2002
Statement of Operations Data:	(Dollars in thousands, except per share amounts)
Sales and service fees	$148,517	$125,509	$99,572	$75,532	$70,486
Gross profit	53,325	42,558	30,298	20,822	15,246 (1)
Selling, general and administrative expenses	30,697	26,057	21,401	18,749	19,658
Restructuring expense (credit) and other expense, net	--	--	465	(124)	2,755
Operating income (loss)	22,628	16,501	8,432	2,197	(7,167)
Interest expense	259	355	468	658	634
License fee income and litigation settlement fees, net	--	--	--	--	163
Net income (loss)	15,479	16,443	6,269	462	(8,263)
Earnings (loss) per common share-diluted	2.42	2.60	1.04	0.08	(1.48)
Weighted average common shares outstanding-diluted	6,397	6,336	6,026	5,582	5,583

(1) Includes $1,083 of inventory write-down provision.

	As of October 31
	2006	2005	2004	2003	2002
Balance Sheet Data:	(Dollars in thousands)

Current assets	$100,882	$73,818	$56,472	$42,390	$41,535
Current liabilities	44,340	30,761	30,125	20,154	21,185
Working capital	56,542	43,057	26,347	22,236	20,350
Current ratio	2.3	2.4	1.9	2.1	2.0
Total assets	124,114	94,114	73,446	57,958	57,152
Non-current liabilities	4,399	4,409	4,866	9,063	7,950
Total debt	4,010	4,136	4,600	9,222	8,885
Shareholders’ equity	75,375	58,944	38,455	28,741	28,017

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE OVERVIEW

Hurco Companies, Inc., is an industrial technology company operating in a single segment. We design and produce computerized machine tools, featuring our proprietary computer control systems and software, for sale through our own distribution network to the worldwide metal cutting market. We also provide software options, control upgrades, accessories and replacement parts for our products, as well as customer service and training support.

Our computerized metal cutting machine tools are manufactured in Taiwan to our specifications by our wholly owned subsidiary, Hurco Manufacturing Limited (HML), and an affiliate. We sell our products through more than 150 independent agents and distributors in countries throughout North America, Europe and Asia. We also have our own direct sales and service organizations in England, France, Germany, Italy, Singapore and China.

The primary drivers of our operational performance in the past three years have been improved worldwide demand for our products and our expanded product line.

The machine tool industry is highly cyclical and changes in demand can occur abruptly. There was a significant decline in global demand that continued through the fourth quarter of fiscal 2003. During the downturn, we took actions to discontinue the production and sale of underperforming products, refocused on our core product lines and significantly reduced our operating costs. We also began introducing new product models in late fiscal 2002 and have continued this process. Our new models, together with an increase in worldwide demand for machine tools, are largely responsible for the continuing increase in our sales.

Approximately 88% of worldwide demand for machine tools comes from outside the United States. During fiscal 2005 and 2006, approximately two-thirds of our revenues were attributable to customers located abroad. Our sales to foreign customers are denominated, and payments by those customers are made in the prevailing currencies—primarily the Euro and Pound Sterling—in the countries in which those customers are located, and our product costs are incurred and paid primarily in the New Taiwan Dollar and the U.S. Dollar. Changes in currency exchange rates may have a material effect on our operating results and consolidated balance sheets as reported under U.S. Generally Accepted Accounting Principles. For example, when a foreign currency increases in value relative to the U.S. Dollar, sales made (and expenses incurred) in that currency, when translated to U.S. Dollars for reporting in our financial statements, are higher than would be the case when that currency has a lower value relative to the U.S. Dollar. In our comparison of period-to-period results, we discuss not only the increases or decreases in those results as reported in our financial statements (which reflect translation to U.S. Dollars at prevailing exchange rates), but also the effect that changes in exchange rates had on those results. For additional information on the impact of translation of foreign currencies and our hedging practices, see Note 1 of  Notes to Consolidated Financial Statements.

Our high levels of foreign manufacturing and sales also subject us to cash flow risks due to fluctuating currency exchange rates. We seek to mitigate those risks through the use of various derivative instruments - principally foreign currency forward exchange contracts.

The volatility of demand for machine tools can significantly impact our working capital requirements and, therefore, our cash flow from operations and our operating profits. Because our products are produced in Taiwan, manufacturing and ocean transportation lead times require that we schedule machine tool production based on forecasts of customer orders for a future period of four or five months. We continually monitor order activity levels and adjust future production schedules to reflect changes in demand, but a significant unexpected decline in customer orders from forecasted levels can temporarily increase our finished goods inventories and our use of working capital.

Results of Operations

The following table presents, for the fiscal years indicated, selected items from the Consolidated Statements of Income expressed as a percentage of worldwide sales and service fees and the year-to-year percentage changes in the dollar amounts of those items.

	Percentage of Revenues			Year-to-Year % Change
	2006	2005	2004	Increase (Decrease)
				06 vs. 05	05 vs. 04
Sales and service fees	100.0%	100.0%	100.0%	18.3%	26.0%
Gross profit	35.9%	33.9%	30.4%	25.3%	40.5%
Selling, general and Administrative expenses	20.7%	20.7%	21.5%	17.8%	21.8%
Restructuring expense and Other expenses, net	--	--	.05%	--	N/A
Operating income	15.2%	13.1%	8.50%	37.1%	95.7%
Interest expense	0.2%	0.3%	.05%	(27.0%)	(24.1%)
Net income	10.4%	13.1%	6.30%	(5.9%)	162.3%

Fiscal 2006 Compared to Fiscal 2005

Sales and Service Fees. Sales and service fees for fiscal 2006 were the highest in our 37-year history, totaling $148.5 million, an increase of $23.0 million, or 18.3%, over fiscal 2005, of which $24.6 million was attributable to operational growth offset by approximately $1.6 million of unfavorable effects of currency translation. Computerized machine tool sales, which also were the highest in our history, totaled $128.9 million, an increase of 20.2% from the $107.3 million recorded in 2005, primarily driven by strong worldwide demand for our products. Approximately $4.0 million, or 17.6% of the increase in sales of computerized machine tools was the result of sales of our new lathe machine line, which we introduced in the first quarter of fiscal 2005.

Net Sales and Service Fees by Geographic Region

The following table sets forth net sales and service fees by geographic region for the years ended October 31, 2006 and 2005 (in thousands):

	October 31,				Increase
	2006		2005		Amount	%
Americas	$50,563	34.0%	$43,194	34.4%	$7,369	17.1%
Europe	87,735	59.1%	75,225	59.9%	12,510	16.6%
Asia Pacific	10,219	6.9%	7,090	5.7%	3,129	44.1%
Total	$148,517	100.0%	$125,509	100.0%	$23,008	100.0%

In the Americas, sales and service fees increased $7.4 million, or 17.1%, due to the growth of our VM product line combined with continued demand for our higher end VMX product line and incremental sales of the lathe product line. Lathe unit shipments increased 15.0% in fiscal 2006 compared to fiscal 2005. Unit shipments of vertical machining centers (which exclude lathes) increased approximately 28.1% in fiscal 2006 compared to 16.8% for similar products in the United States as reported by the Association for Manufacturing Technology.

In Europe, our sales and service fees increased by $12.5 million, or 16.6%, which includes an unfavorable impact due to changes in currency rates of $1.8 million or 2.4%. Unit sales increased 19.2% when comparing fiscal 2006 to 2005.

Sales and service fees in the Asia Pacific region were not significantly affected by changes in currency exchange rates, but did reflect improved activity in Asian markets. Shipments of our lathe product line increased 9.0% and shipments of vertical machining centers increased 48.7% in fiscal 2006 compared to fiscal 2005.

Net Sales and Service Fees by Product Category

The following table sets forth net sales and service fees by product category for the years ended October 31, 2006 and 2005 (in thousands):

	October 31,				Increase
	2006		2005		Amount	%

Computerized Machine Tools	$128,946	86.8%	$107,313	85.5%	$21,633	20.2%
Service Fees, Parts and Other	19,571	13.2%	18,196	14.5%	1,375	7.6%

Total	$148,517	100.0%	$125,509	100.0%	$23,008	18.3%

Sales of computerized machine tools totaled $128.9 million in fiscal 2006, an increase of $21.6 million, or 20.2%, primarily driven by strong worldwide demand for our existing products. Approximately $4.0 million of the increase in sales of computerized machine tools was a result of sales of our new lathe machine line, which was introduced in the first quarter of fiscal 2005.

Orders and Backlog. New order bookings for fiscal 2006 totaled $154.8 million, an increase of $31.9 million, or 26.0%, as compared to $122.9 million recorded in fiscal 2005. Orders were strong in all geographic regions in fiscal 2006. Unit orders increased 33.4%, 29.4% and 66.7% in North America, Europe and Asia Pacific, respectively. Orders for fiscal 2006 compared to fiscal 2005 were unfavorably affected by approximately $1.7 million due to changes in currency exchange rates. Backlog was $16.1 million at October 31, 2006, compared to $10.0 million at October 31, 2005. We do not believe backlog is a useful measure of past performance or indicative of future performance. Backlog orders as of October 31, 2006 are expected to be fulfilled in Fiscal 2007.

Gross Margin. Gross margin for fiscal 2006 was 35.9%, an increase over the 33.9% margin realized in the corresponding 2005 period, due principally to the increased sales volume.

Operating Expenses. Selling, general and administrative expenses for fiscal 2006 of $30.7 million increased $4.6 million, or 17.6%, from those of fiscal 2005. The increase was primarily due to a $2.6 million increase in global sales and marketing expenditures and a $2.0 million increase in general and administrative expenses. The increased global sales and marketing expenditures include increased expenses for local and international trade shows, increased European agent sales commissions and marketing expenses for expansion of sales into emerging markets. The principal factor contributing to the increase in general and administrative expenses was consulting and audit fees for compliance with the internal control-reporting requirement of Section 404 of the Sarbanes Oxley Act of 2002, which became applicable to us in fiscal 2006.

Operating Income. Operating income for fiscal 2006 totaled $22.6 million, or 15.2% of sales, compared to $16.5 million or 13.1% of sales, in the prior year.

Other Income (Expense). Other income (expense), net in fiscal 2006 relates primarily to currency exchange losses on inter-company receivables and payables denominated in foreign currencies, net of gains or losses on related forward contracts.

Provision for Income Taxes. Hurco was fully taxable in 2006 and incurred income tax expense of $7.6 million. In contrast we had no income tax expense in 2005 primarily due to the utilization of net operating loss carryforwards of approximately $9.8 million.

Net Income. Net income for fiscal 2006 was $15.5 million, or $2.42 per share, compared to $16.4 million, or $2.60 per share, in the prior year. The improvement in net income was primarily due to increased sales of our computerized machine tools and improved gross margins, partially offset by increased operating expenses and tax provision.

Fiscal 2005 Compared to Fiscal 2004

Sales and Service Fees. Sales and service fees for fiscal 2005 were $125.5 million, an increase of $25.9 million, or 26%, over fiscal 2004, of which $23.4 million was attributable to operational growth and approximately $2.5 million was due to the effects of translating foreign sales to U.S. Dollars. Computerized machine tool sales totaled $107.3 million, an increase of 28% from the $83.6 million recorded in 2004, primarily driven by strong worldwide demand for our existing products. Approximately $6 million, or 25%, of the increase in sales of computerized machine tools was the result of sales of our new lathe machine line, which was introduced in the first quarter of fiscal 2005.

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

Sales and service fees in the Asia Pacific region were not significantly affected by changes in currency exchange rates, but did reflect improved activity in Asian markets.

Net Sales and Service Fees by Product Category

The following table sets forth net sales and service fees by product category for the years ended October 31, 2005 and 2004 (in thousands):

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

Orders and Backlog. New order bookings for fiscal 2005 totaled $122.9 million, an increase of $19.4 million, or 19%, as compared to $103.5 million recorded in fiscal 2004. The increase in orders was attributable primarily to the VMX and lathe product lines. Unit orders for the VMX product line increased by 15% in fiscal 2005 compared to the prior year, while unit orders of the VM product increased 3% during that same period. Orders were strong in all geographic regions in fiscal 2005 and unit orders increased 18%, 15% and 13% in North America, Europe and Asia Pacific, respectively. Approximately $2.4 million, or 13%, of the increase was attributable to changes in currency exchange rates. Backlog was $10.0 million at October 31, 2005, compared to $12.8 million at October 31, 2004. We do not believe backlog is a useful measure of past performance or indicative of future performance.

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

Provision (Benefit) for Income Taxes. At the end of fiscal 2004, we had deferred tax assets of approximately $7.0 million that were primarily attributable to net operating losses and tax credits in the United States and certain foreign jurisdictions.  Because of the highly cyclical nature of our industry, competitive pressures that could impact pricing, and the risks associated with new product introductions, we believed there was uncertainty as to the future realization of the benefits from these deferred tax assets and, therefore, we maintained a 100% valuation allowance against those assets.

During fiscal 2005, due to the substantial improvement in our operating results, especially in the fourth quarter of the year, we utilized approximately $3.7 million of the net operating loss carryforwards, all of which were subject to a valuation allowance.  After examining a number of factors, including our operating results for fiscal 2005, and particularly the fourth quarter, which exceeded our internal projections, and our projections of near term future operating results, we determined that it was more likely than not that we would ultimately realize the benefits of all our remaining domestic deferred tax assets and a significant portion of our foreign deferred tax assets.  Accordingly, we reduced our remaining valuation allowance to $221,000, all of which related to foreign net operating losses for which there remains uncertainty as to the future realization of the related tax benefits.

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

Net Income. Net income for fiscal 2005 was $16.4 million, or $2.60 per share, compared to $6.3 million, or $1.04 per share in the prior year. The improvement in net income was primarily due to a substantial increase in sales of our computerized machine tools, improved gross margin, and a favorable tax benefit partially offset by an increase in operating expenses.

Liquidity and Capital Resources

At October 31, 2006, we had cash and cash equivalents of $29.8 million compared to $17.6 million at October 31, 2005. Approximately 39% of the $29.8 million of cash and cash equivalents is denominated in US Dollars. The remaining balances are denominated in the local currencies of our various foreign entities and are subject to fluctuations in currency exchange rates.

Working capital, excluding cash and short-term debt, was $26.8 million at October 31, 2006, compared to $25.6 million at October 31, 2005. Inventories increased by $12.7 million as a result of increased volume and the introduction of new products. The inventory increase was offset by $9.3 million of accounts payable and accrued expenses of $3.4 million, related to increased income tax liability. We expect our operating working capital requirements to increase in fiscal 2007 as our sales and service fees increase. We expect to fund any such increase with cash flow from operations and borrowings under our  bank credit facilities.

Capital expenditures were $3.3 million in fiscal 2006, $3.0 million in fiscal 2005, and $2.1 million in fiscal 2004. Capital expenditures were primarily for an integrated computer system, software development projects and purchases of equipment. We funded these expenditures with cash flow from operations.

Total debt at October 31, 2006 was $4.0 million, representing 5.0% of total capitalization, which aggregated $79.4 million, compared to $4.1 million, or 6.6% of total capitalization, at October 31, 2005. We had no borrowings outstanding under our domestic and European bank credit facilities. See Note 4 of Notes to Consolidated Financial Statements for further discussions on debt.

Contractual Obligations and Commitments

The following is a table of contractual obligations and commitments as of October 31, 2006 (all amounts in thousands):

Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-Term Debt	$4,010	$136	$3,874	$--	$--
Operating Leases	3,918	1,425	1,744	749	--
Deferred Credits and Other	525	--	--	--	525
Total	$8,453	$1,561	$5,618	$749	$525

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

We expect capital spending in fiscal 2007, to be approximately $7.0 million, which includes investments for our Ningbo manufacturing operation, capitalized software and discretionary items.

Off Balance Sheet Arrangements

From time to time, our subsidiaries guarantee third party payment obligations in connection with the sale of machines to customers that use financing. At October 31, 2006, we had outstanding 58 such guarantees totaling approximately $1.8 million. Upon shipment, the customer has the risk of ownership. The customer does not obtain title until the machine is paid in full. We believe that the proceeds obtained from liquidation of the machine would cover any payments required by the guarantee.

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

Revenue Recognition - We recognize revenue from sales of our machine tool systems upon delivery of the product to the customer, which is normally at the time of shipment, because persuasive evidence of an arrangement exists, delivery has occurred, the selling price is fixed and determinable, and collectibility is reasonably assured. In certain foreign locations, we retain title after shipment under a “retention of title” clause solely to protect collectibility. The retention of title is similar to UCC filings in the United States and provides the creditor with additional rights to the machine if the customer fails to pay. Revenue recognition at the time of shipment is appropriate in this instance as long as all risks of ownership have passed to the buyer. Our computerized machine tools are general-purpose computer controlled machine tools that are typically used in stand-alone operations. Transfer of ownership and risk of loss are not contingent upon contractual customer acceptance. Prior to shipment, we test each machine to ensure the machine’s compliance with standard operating specifications as listed in our sales literature.

Depending upon geographic location, after shipment a machine may be installed at the customer’s facility by a distributor, independent contractor or a Hurco service technician. In most instances where a machine is sold through a distributor, we have no installation involvement for the most part. If sales are direct or through sales agents, we will typically complete the machine installation, which consists of the reassembly of certain parts that were removed for shipping and the re-testing of the machine to ensure that it is performing within the standard specifications. We consider the machine installation process to be inconsequential and perfunctory.

Service fees from maintenance contracts are deferred and recognized in earnings on a pro rata basis over the term of the contract. Sales related to software products are recognized when shipped in conformity with American Institute of Certified Public Accountants’ Statement of Position 97-2 Software Revenue Recognition. The software does not require production, modification or customization and at the time of shipment persuasive evidence of an arrangement exists, delivery has occurred, the selling price is fixed and determinable, and collectibility is reasonably assured.

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

Deferred Tax Asset Valuation - As of October 31, 2006, we have deferred tax assets of $3.9 million. These deferred tax assets relate primarily to net operating loss carryforwards in certain foreign jurisdictions and other future taxable and tax deductible items resulting in temporary differences between the tax basis of assets and liabilities and the reported amounts of those assets and liabilities for financial reporting purposes. The benefit of the foreign net operating loss carryforwards does not have an expiration date and no limitation on utilization of specific amounts each year. Realization of those benefits is entirely dependent upon generating future taxable earnings in the specific tax jurisdictions. We regularly evaluate the realization of these benefits to determine if it is more likely than not that we will realize all of our net deferred tax assets.

Capitalized Software Development Costs - Costs incurred to develop new computer software products and significant enhancements to software features of existing products are capitalized as required by Statement of Financial Accounting Standards (SFAS) No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed”, and amortized over the estimated product life of the related software. The determination as to when in the product development cycle technological feasibility has been established, and the expected product life, require judgments and estimates by management and can be affected by technological developments, innovations by competitors and changes in market conditions affecting demand. We capitalized $2.1 million in fiscal 2006, $1.2 million in fiscal 2005, and $1.3 million in fiscal 2004 related to software development projects. At October 31, 2006, we have an asset of $5.6 million for capitalized software development projects, a significant portion of which relates to projects currently in progress and subject to development risk and market acceptance. We periodically review the carrying values of these assets and make judgments as to ultimate realization considering the above-mentioned risk factors.

Derivative Financial Instruments - Critical aspects of our accounting policy for derivative financial instruments include conditions requiring that the critical terms of a derivative instrument be essentially the same as those of the forecasted transaction being hedged. Another important element of our policy demands that formal documentation be maintained as required by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Failure to comply with these conditions would result in a requirement to recognize changes in market value of derivative instruments in earnings. We routinely monitor significant estimates, assumptions, and judgments associated with derivative instruments, and compliance with formal documentation requirements.

Stock Based Compensation - Prior to fiscal 2006, we applied the provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” in accounting for stock-based compensation. As a result, no compensation expense was recognized for stock options granted with exercise prices equivalent to the fair market value of the stock on the date of grant. Effective November 1, 2005, we adopted SFAS No. 123(R), “Share Based Payment,” using the modified prospective method. As of November 1, 2005, we began applying the provisions of SFAS No. 123(R) to option grants (of which there have been none), as well as to the nonvested portion of outstanding options granted before that date. Compensation expense was determined at the date of grant using the Black-Scholes valuation model. We expect to record additional compensation expense of approximately $5,000 ratably through the first quarter of fiscal 2007 for the remaining options that vest during the period November 1, 2006 through January 31, 2007.

Estimates. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts presented and disclosed in our consolidated financial statements. Significant estimates and assumptions in these consolidated financial statements require the exercise of judgment and are used for, but not limited to, allowance for doubtful accounts, estimates of future cash flows, and other assumptions associated with intangible and long-lived asset impairment tests, useful lives for depreciation and amortization, warranty programs, income taxes and deferred tax valuation allowances, lease classification, and contingencies. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may be different from these estimates.

Item 7a.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Interest Rate Risk

We had no borrowings outstanding under our bank credit facilities at October 31, 2006 and have not borrowed from our bank credit facilities since February 2005. Our only debt at October 31, 2006 is a first mortgage loan with a fixed interest rate of 7⅜%. As a result, a one percentage point (1%) increase in our variable borrowing interest rate would have had no impact on our fiscal 2006 results. Note 4 of the Notes to Consolidated Financial Statements set forth the interest rates related to our current credit facilities.

Foreign Currency Exchange Risk

In fiscal 2006, approximately two-thirds of our revenues, including export sales, were derived from foreign markets. All of our computerized machine tools and computer control systems, as well as certain proprietary service parts, are sourced by our U.S.-based engineering and manufacturing division and re-invoiced to our foreign sales and service subsidiaries, primarily in their functional currencies.

Our products are sourced from foreign suppliers or built to our specifications by our wholly owned subsidiary in Taiwan, or other overseas contract manufacturers. These purchases are predominantly in foreign currencies and in some cases our arrangements with these suppliers include foreign currency risk sharing agreements, which reduce (but do not eliminate) the effects of currency fluctuations on product costs. The predominant portion of our exchange rate risk associated with product purchases relates to the New Taiwan Dollar.

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

Forward contracts for the sale or purchase of foreign currencies as of October 31, 2006 which are designated as cash flow hedges under SFAS No. 133 were as follows:

			Contract Amount at Forward Rates in U.S. Dollars
Forward Contracts	Notional Amount in Foreign Currency	Weighted Avg. Forward Rate	Contract Date	October 31, 2006	Maturity Dates
Sale Contracts:
Euro	28,800,000	$1.2863	$37,045,440	$37,055,162	Nov 2006-Oct 2007
Sterling	4,800,000	$1.8798	$9,023,040	$9,160,656	Nov 2006-Oct 2007

Purchase Contracts:
New Taiwan Dollar	900,000,000	32.43*	$27,750,627	$27,420,566	Nov 2006-Jul 2007
* NT Dollars per U.S. Dollar

We also enter into foreign currency forward exchange contracts to protect against the effects of foreign currency fluctuations on receivables and payables demonimated in foreign currencies. These derivative instruments are not designated as hedges under SFAS 133, “Accounting Standards for Derivative Instruments and Hedging Activities.” The forward contracts for the sale or purchase of those currencies related to receivables and payables as of October 31, 2006 are as follows:

			Contract Amount at Forward Rates in U.S. Dollars
Forward Contracts	Notional Amount in Foreign Currency	Weighted Avg. Forward Rate	Contract Date	October 31, 2006	Maturity Dates
Sale Contracts
Euro	12,706,793	$1.2718	$16,160,499	$16,261,443	Nov 2006-Dec 2006
Singapore Dollar	10,480,235	$1.5710	$6,671,060	$6,755,003	Nov 2006-Mar 2007
Sterling	1,066,880	$1.8838	$2,009,789	$2,035,906	Nov 2006-Dec 2006
Purchase Contracts:
New Taiwan Dollar	463,700,000	32.91*	$14,089,172	$14,016,816	Nov 2006-Jan 2007
* NT Dollars per U.S. Dollar

Management’s Annual Report on Internal Control Over Financial Reporting

To the Shareholders and
Board of Directors
of Hurco Companies, Inc.:

Management of Hurco Companies, Inc., (the “Company”) has assessed the effectiveness of internal controls over financial reporting as of October 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting.

Because of its inherent limitations, the Company’s internal controls over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In management’s opinion, the Company’s internal control over financial reporting as of October 31, 2006, are effective based on the criteria specified above.

Our assessment of the effectiveness of the Company’s internal control over financial reporting as of October 31, 2006, has been audited by Crowe Chizek and Company LLC, as stated in their report which appears herein.

/s/ Michael Doar
Michael Doar,
Chairman of the Board & Chief Executive Officer

/s/ John G. Oblazney
John G. Oblazney,
Vice President & Chief Financial Officer

/s/ Sonja K. McClelland
Sonja K. McClelland
Corporate Controller, Assistant Secretary
(Principal Accounting Officer)

Indianapolis, Indiana
January 12, 2007

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and
Board of Directors
of Hurco Companies, Inc.

We have audited the accompanying consolidated balance sheet of Hurco Companies, Inc. and Subsidiaries as of October 31, 2006 and the related consolidated statements of income, changes in shareholders’ equity and cash flows for the year ended October 31, 2006. In connection with our audit of the consolidated financial statements, we also have audited the financial statement schedule as it relates to the fiscal year 2006 information which is listed in the index under Item 15. We have also audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that Hurco Companies, Inc. maintained effective internal control over financial reporting as of October 31, 2006, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Hurco Companies, Inc. management is responsible for these financial statements and the financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these financial statements and the financial statement schedule, an opinion on management’s assessment, and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the 2006 consolidated financial statements referred to above present fairly in all material respects, the financial position of Hurco Companies, Inc and Subsidiaries as of October 31, 2006, and the results of their operations and their cash flows for the year ended October 31, 2006 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule as it relates to the fiscal year 2006 information, when considered in relation to the basic 2006 consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also, in our opinion, management’s assessment that Hurco Companies, Inc. and Subsidiaries maintained effective internal control over financial reporting as of October 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Furthermore, in our opinion, Hurco Companies, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of October 31, 2006, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/Crowe Chizek and Company LLC

Indianapolis, Indiana
January 12, 2007

Report of Independent Registered Public Accounting Firm

To the Shareholders and
Board of Directors
of Hurco Companies, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Hurco Companies, Inc. and its subsidiaries at October 31, 2005, and the results of their operations and their cash flows for each of the two years in the period ended October 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index appearing under Item 15(a) (2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/PricewaterhouseCoopers LLP

Indianapolis, Indiana
January 18, 2006

HURCO COMPANIES, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended October 31
	2006	2005	2004
	(Dollars in thousands, except per share amounts)
Sales and service fees	$148,517	$125,509	$99,572
Cost of sales and service	95,192	82,951	69,274
Gross profit	53,325	42,558	30,298
Selling, general and administrative expenses	30,697	26,057	21,401
Restructuring expense and other expense, net (Note 15)	--	--	465
Operating income	22,628	16,501	8,432
Interest expense	259	355	468
Variable options expense	--	--	322
Earnings from equity investments	865	418	387
Other income (expense), net	(120)	(482)	(461)
Income before income taxes	23,114	16,082	7,568
Provision (benefit) for income taxes (Note 6)	7,635	(361)	1,299
Net income	$15,479	$16,443	$6,269

Earnings per common share - basic	$2.45	$2.66	$1.08
Weighted average common shares outstanding - basic	6,317	6,171	5,784
Earnings per common share - diluted	$2.42	$2.60	$1.04
Weighted average common shares outstanding - diluted	6,397	6,336	6,026

The accompanying notes are an integral part of the consolidated financial statements.

HURCO COMPANIES, INC.
CONSOLIDATED BALANCE SHEETS

ASSETS
	As of October 31
	2006	2005
Current assets:	(Dollars in thousands, except per share amounts)
Cash and cash equivalents	$29,846	$17,559
Accounts receivable, less allowance for doubtful accounts of $635 in 2006 and $842 in 2005	22,248	20,100
Inventories	43,343	29,530
Deferred tax assets	2,768	3,043
Other	2,677	3,586
Total current assets	100,882	73,818

Property and equipment:
Land	761	761
Building	7,234	7,205
Machinery and equipment	12,952	13,170
Leasehold improvements	1,147	1,102
	22,094	22,238
Less accumulated depreciation and amortization	(12,944)	(13,187)
	9,150	9,051
Deferred tax assets - long-term	1,121	1,346
Software development costs, less accumulated amortization	5,580	3,752
Investments and other assets	7,381	6,147
	$124,114	$94,114

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$24,482	$17,051
Accounts payable-related parties	2,123	2,087
Accrued expenses and other	15,673	9,879
Accrued warranty expenses	1,926	1,618
Current portion of long-term debt	136	126
Total current liabilities	44,340	30,761

Non-current liabilities:
Long-term debt	3,874	4,010
Deferred credits and other	525	399
	4,399	4,409
Commitments and contingencies (Notes 10 and 11)
Shareholders' equity:
Preferred stock: no par value per share, 1,000,000 shares authorized, no shares issued	--	--
Common stock: no par value, $.10 stated value per share, 12,500,000 shares authorized, 6,346,520 and 6,220,220 shares issued and outstanding in 2006 and 2005, respectively	635	622
Additional paid-in capital	50,011	48,701
Retained earnings	28,480	13,001
Accumulated other comprehensive income (loss)	(3,751)	(3,380)
Total shareholders’ equity	75,375	58,944
	$124,114	$94,114

The accompanying notes are an integral part of the consolidated financial statements.

HURCO COMPANIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended October 31
	2006	2005	2004
Cash flows from operating activities:	(Dollars in thousands)
Net income	$15,479	$16,443	$6,269
Adjustments to reconcile net income to Net cash provided by (used for) operating activities:
Provision for doubtful accounts	(207)	119	286
Equity in income of affiliates	(865)	(418)	(387)
Depreciation and amortization	1,504	1,331	1,223
Restructuring and other charges	--	--	465
Tax benefit from exercise of stock options (prior to Adoption of SFAS 123(R)	--	1,146	--
Change in assets/liabilities
(Increase) decrease in accounts receivable	(1,312)	(3,606)	(3,992)
(Increase) decrease in inventories	(12,726)	(660)	(4,947)
Increase (decrease) in accounts payable	9,318	(1,191)	8,623
Increase (decrease) in accrued expenses	3,423	2,653	(197)
(Increase) decrease in deferred tax asset	491	(4,389)	--
Other	(1,059)	549	(537)
Net cash provided by operating activities	14,046	11,977	6,806

Cash flows from investing activities:
Proceeds from sale of property and equipment	16	--	26
Purchase of property and equipment	(1,212)	(1,879)	(762)
Software development costs	(2,089)	(1,161)	(1,290)
Change in restricted cash	--	277	345
Other proceeds (investments)	(335)	224	(53)
Net cash used for investing activities	(3,620)	(2,539)	(1,734)

Cash flows from financing activities:
Advances on bank credit facilities	--	4,977	20,468
Repayments on bank credit facilities	--	(5,124)	(24,520)
Repayments of term debt	--	(200)	(538)
Repayment of first mortgage	(126)	(117)	(108)
Tax benefit from exercise of stock options (adoption of SFAS 123(R))	744	--	--
Proceeds from exercise of common stock options	562	797	2,128
Net cash provided by (used for) financing activities	1,180	333	(2,570)

Effect of exchange rate changes on cash	681	(461)	458
Net increase in cash	12,287	9,310	2,960

Cash and cash equivalents at beginning of year	17,559	8,249	5,289

Cash and cash equivalents at end of year	$29,846	$17,559	$8,249

Supplemental disclosures:
Cash paid for:
Interest	$314	$331	$439
Income taxes	$3,920	$1,509	$286

The accompanying notes are an integral part of the consolidated financial statements.

HURCO COMPANIES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

	Common Stock				Accumulated Other
(Dollars in thousands except shares issued and outstanding)	Shares Issued & Outstanding	Amount	Additional Paid-In Capital	Retained Earnings (Deficit)	Comprehensive Income (Loss)	Total

Balances, October 31, 2003	5,575,987	$557	$44,695	$(9,711)	$(6,800)	$28,741

Net income	--	--	--	6,269	--	6,269

Translation of foreign currency financial statements	--	--	--	--	1,227	1,227

Unrealized gain of derivative instruments	--	--	--	--	90	90
Comprehensive income						7,586

Exercise of common stock options	443,607	45	2,083	--	--	2,128

Balances, October 31, 2004	6,019,594	602	46,778	(3,442)	(5,483)	38,455

Net income	--	--	--	16,443	--	16,443

Translation of foreign currency financial statements	--	--	--	--	(838)	(838)

Unrealized gain of derivative instruments	--	--	--	--	2,941	2,941
Comprehensive income						18,546

Exercise of common stock options	200,626	20	777	--	--	797
Tax benefit from exercise of stock options	--	--	1,146	--	--	1,146
Balances, October 31, 2005	6,220,220	622	48,701	13,001	(3,380)	58,944

Net income	--	--	--	15,479	--	15,479

Translation of foreign currency financial statements	--	--	--	--	1,288	1,288

Unrealized loss of derivative instruments	--	--	--	--	(1,659)	(1,659)
Comprehensive income						15,108

Exercise of common stock options	126,300	13	549	--	--	562
Tax benefit from exercise of stock options	--	--	744	--	--	744
Stock-based compensation expense	--	--	17	--	--	17
Balances, October 31, 2006	6,346,520	$635	$50,011	$28,480	$(3,751)	$75,375

The accompanying notes are an integral part of the consolidated financial statements.

HURCO COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation. The consolidated financial statements include the accounts of Hurco Companies, Inc. (an Indiana corporation) and its wholly owned and controlled subsidiaries. We have a 35% and 24% ownership interest in two affiliates accounted for using the equity method. Our combined investments in affiliates are approximately $3.3 million and are included in Investments and Other Assets on the accompanying Consolidated Balance Sheets. Intercompany accounts and transactions have been eliminated.

Statements of Cash Flows. We consider all highly liquid investments purchased with maturity of three months or less to be cash equivalents. Cash flows from hedges are classified consistent with the items being hedged.

Translation of Foreign Currencies. All balance sheet accounts of non-U.S. subsidiaries are translated at the exchange rate as of the end of the year and recorded as a component of Accumulated Other Comprehensive Income (Loss). Income and expenses are translated at the average exchange rates during the year. Cumulative foreign currency translation adjustments as of October 31, 2006, were a net loss of $3.3 million and are included in Accumulated Other Comprehensive Income (Loss) in shareholders' equity. These foreign currency translation adjustments are recorded net of tax as they relate to permanent investments in international subsidiaries. Foreign currency transaction gains and losses are recorded as income or expense as incurred.

Hedging. We enter into foreign currency forward exchange contracts periodically to hedge certain forecasted inter-company sales and forecasted inter-company and third party purchases of product denominated in foreign currencies (primarily Pound Sterling, Euro and New Taiwan Dollar). The purpose of these instruments is to mitigate the risk that the U.S. Dollar net cash inflows and outflows resulting from the sales and purchases denominated in foreign currencies will be adversely affected by changes in exchange rates. These forward contracts have been designated as cash flow hedge instruments, and are recorded in the Consolidated Balance Sheet at fair value in Other Current Assets and Accrued Expenses. Gains and losses resulting from changes in the fair value of these hedge contracts are deferred in Accumulated Other Comprehensive Income (Loss) and recognized as an adjustment to cost of sales in the period that the sale of the related hedged item is recognized, thereby providing an offsetting economic impact against the corresponding change in the U.S. Dollar value of the inter-company sale or purchase item being hedged.

At October 31, 2006, we had approximately $448,000 of losses related to cash flow hedges deferred in Accumulated Other Comprehensive Income (Loss) net of tax. Of this amount, $289,000 represents unrealized losses related to future cash flow hedge instruments that remain subject to currency fluctuation risk. These deferred losses will be recorded as an adjustment to Cost of Sales in the periods through October 31, 2007, in which the sale of the related hedged item is recognized, as described above. At October 31, 2005, we had $1.2 million of gains related to cash flow hedges deferred in Accumulated Other Comprehensive Income (Loss). Net gains on cash flow hedge contracts, which we reclassified from Accumulated Other Comprehensive Income (Loss) to Cost of Sales, were $698,000 for the period ended October 31, 2006, compared to net losses reclassified in the periods ending October 31, 2005 and 2004, of $747,000 and $2.8 million, respectively.

HURCO COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

We also enter into foreign currency forward exchange contracts to protect against the effects of foreign currency fluctuations on receivables and payables denominated in foreign currencies. These derivative instruments are not designated as hedges under SFAS 133, “Accounting Standards for Derivative Instruments and Hedging Activities” (SFAS 133) and, as a result, changes in fair value are reported currently as Other Expense, Net in the Consolidated Statements of Income consistent with the transaction gain or loss on the related foreign denominated receivable or payable. Such net transaction losses were $423,000, $476,000, and $246,000 for the years ended October 31, 2006, 2005 and 2004, respectively.

Inventories. Inventories are stated at the lower of cost or market, with cost determined using the first-in, first-out method.

Property and Equipment. Property and equipment are carried at cost. Any impairment would be recognized based on an assessment of future operations (including cash flows) to ensure that assets are appropriately valued. Depreciation and amortization of assets are provided primarily under the straight-line method over the shorter of the estimated useful lives or the lease terms as follows:

Number of Years
Building	40
Machines	7-10
Shop and office equipment	3-7
Leasehold improvements	3-40

Total depreciation expense for the years ended October 31, 2006, 2005 and 2004 was $1.1 million, $1.0 million, and $932,000, respectively.

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

Service fees from maintenance contracts are deferred and recognized in earnings on a pro rata basis over the term of the contract. Sales related to software products are recognized when shipped in conformity with American Institute of Certified Public Accountants’ Statement of Position 97-2.

HURCO COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Software Revenue Recognition. The software does not require production, modification or customization. At the time of shipment, persuasive evidence of an arrangement exists, delivery has occurred, the selling price is fixed and determinable and collectibility is reasonably assured.

Product Warranty. Expected future product warranty expense is recorded when the product is sold. See Note 11 of Notes to Consolidated Financial Statements on further discussion of warranties.

Research and Development Costs. The costs associated with research and development programs for new products and significant product improvements are expensed as incurred and are included in Selling, General and Administrative Expenses. Research and development expenses totaled $2.5 million, $2.4 million, and $2.0 million, in fiscal 2006, 2005, and 2004, respectively.

Costs incurred to develop computer software products and significant enhancements to software features of existing products to be sold or otherwise marketed are capitalized, after technological feasibility is established. Software development costs are amortized to Cost of Sales on a straight-line basis over the estimated product life of the related software, which ranges from three to five years. We capitalized costs of $2,089,000 in 2006, $1,161,000 in 2005, and $1,290,000 in 2004 related to software development projects. Amortization expense was $363,000, $329,000, and $291,000, for the years ended October 31, 2006, 2005, and 2004, respectively. Accumulated amortization at October 31, 2006 and 2005 was $3.0 million and $2.6 million, respectively. Any impairment of the carrying value of the capitalized software development costs would be recognized based on an assessment of future operations (including cash flows) to ensure that assets are appropriately valued.

Estimated amortization expense for the existing amortizable intangible assets for the years ending October 31, is as follows:

Fiscal Year	Amortization Expense
2007	$888
2008	1,112
2009	1,112
2010	1,003
2011	1,003

Earnings Per Share. Basic and diluted earnings per common share are based on the weighted average number of our shares of common stock outstanding. Diluted earnings per common share give effect to outstanding stock options using the treasury method. The impact of stock options on weighted average shares for the years ended October 31, 2006, 2005 and 2004 was 80,000, 165,000, and 242,000 respectively.

Income Taxes. We record income taxes under SFAS 109 “Accounting for Income Taxes.” SFAS 109 utilizes the liability method for computing deferred income taxes.

HURCO COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

In the ordinary course of global business, there may be many transactions and calculations where the ultimate tax outcome is uncertain. The calculation of tax liabilities involves dealing with uncertainties in the application of complex tax laws. The company recognizes potential liabilities for anticipated tax audit issues in the U.S. and other tax jurisdictions based on an estimate of the ultimate resolution of whether, and the extent to which, additional taxes will be due. Although the company believes the estimates are reasonable, no assurance can be given that the final outcome of these matters will not be different than what is reflected in the historical income tax provisions and accruals. Such differences could have a material impact on the income tax provision and operating results in the period in which such determination is made.

As part of its financial process, the company must assess the likelihood that its deferred tax assets can be recovered. If recovery is not likely, the provision for taxes must be increased by recording a reserve in the form of a valuation allowance for the deferred tax assets that are estimated not to be ultimately recoverable. In the process, certain relevant criteria are evaluated including the existence of deferred tax liabilities that can be used to absorb deferred tax assets, the taxable income in prior carryback years that can be used to absorb net operating losses and credit carrybacks, and taxable income in future years. The company’s judgment regarding future profitability may change due to future market conditions, changes in U.S. or international tax laws and other factors. These changes, if any, may require material adjustments to these deferred tax assets and an accompanying reduction or increase in net income in the period when such determinations are made.

In addition to the risks to the effective tax rate described above, the effective tax rate reflected in forward-looking statements is based on current enacted tax law. Significant changes during the year in enacted tax law could materially affect these estimates.

Estimates. The preparation of financial statements in conformity with U.S. Generally Accepted Accounting Principles requires us to make estimates and assumptions that affect the reported amounts presented and disclosed in our consolidated financial statements. Significant estimates and assumptions in these consolidated financial statements require the exercise of judgment and are used for, but not limited to, allowance for doubtful accounts, estimates of future cash flows and other assumptions associated with intangible and long-lived asset impairment tests, useful lives for depreciation and amortization, warranty programs, income taxes and deferred tax valuation allowances, lease classification, and contingencies. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may be different from these estimates.

Stock Based Compensation - Prior to fiscal 2006, we applied the provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” in accounting for stock-based compensation. As a result, no compensation expense was recognized for stock options granted with exercise prices equivalent to the fair market value of the stock on the date of grant. Effective November 1, 2005, we adopted SFAS No. 123(R), “Share Based Payment,” using the modified prospective method. As of November 1, 2005, we began applying the provisions of SFAS No. 123(R) to option grants (of which there have been none), as well as to the nonvested portion of outstanding options granted before that date. Compensation expense is determined at the date of grant using the Black-Scholes valuation model. We expect to record additional compensation expense of approximately $5,000 ratably through the first quarter of fiscal 2007 for the remaining options that vest during the period November 1, 2006 through January 31, 2007.

HURCO COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The adoption of this pronouncement had no effect on compensation cost recorded in fiscal 2005 and 2004 related to stock options, which will continue to be disclosed on a pro forma basis only.

(in thousands, except per share data)	2005	2004
Net income, as reported	$16,443	$6,269
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(23)	(95)
Pro forma net income	16,420	6,174
Earnings (loss) per share:
Basic as reported	$2.66	$1.08
Basic pro forma	$2.66	$1.07
Diluted as reported	$2.60	$1.04
Diluted pro forma	$2.59	$1.02

As of October 31, 2006, there were no outstanding non-qualified options that had been granted outside of the 1990 and 1997 plans to current members of the Board of Directors.

HURCO COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

2.	BUSINESS OPERATIONS

Nature of Business. We design and manufacture computer control systems, software and computerized machine tools for sale through our own distribution system to the worldwide machine tool industry.

The end market for our products consists primarily of precision tool, die and mold manufacturers, independent job shops, and specialized short-run production applications within large manufacturing operations. Industries served include: aerospace, defense, medical equipment, energy, automotive/transportation, electronics and computer industries. Our products are sold through independent agents and distributors in countries throughout North America, Europe and Asia. We also maintain direct sales operations in England, France, Germany, Italy, Singapore and China.

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

Manufacturing Risk. Our computerized machine tools and integrated computer controls are produced primarily in Taiwan by our wholly owned subsidiary and our affiliated contract manufacturers. We also source one of the proprietary UltiMax® and Max® computer components from a single domestic supplier. Any interruption from these sources would restrict the availability of our computerized machine tool systems and would adversely affect operating results.

HURCO COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

3.	INVENTORIES

Inventories as of October 31, 2006 and 2005 are summarized below (in thousands):

	2006	2005
Purchased parts and sub assemblies	$7,645	$6,561
Work-in-process	7,608	5,403
Finished goods	28,090	17,566
	$43,343	$29,530

4.	DEBT AGREEMENTS

Long-term debt as of October 31, 2006 and 2005, consisted of (in thousands):

	2006	2005
Domestic bank revolving credit facility	$--	$--
European bank credit facility	--	--
First Mortgage	4,010	4,136
	4,010	4,136

Less current portion	136	126
	$3,874	$4,010

As of October 31, 2006, long-term debt was payable as follows (in thousands):

Fiscal 2007	$136
Fiscal 2008	145
Fiscal 2009	3,729
Fiscal 2010	--
Thereafter	--
$4,010

As of October 31, 2006 and 2005, we had $262,000 and $829,000, respectively, of outstanding letters of credit issued to non-U.S. suppliers for inventory purchase commitments. As of October 31, 2006, we had unutilized credit facilities of $11.6 million available for either direct borrowings or commercial letters of credit.

Domestic Bank Credit Facility. We had no borrowings outstanding under our domestic bank credit facility at October 31, 2006 and 2005. Interest on the domestic bank credit facility was at rates ranging from 6.0% to 7.5% at October 31, 2006 and from 4.0% to 6.25% at October 31, 2005.

Effective October 26, 2004, we amended our $8.0 million domestic bank credit agreement to extend the maturity date to January 31, 2008, and convert it to an unsecured facility except for a continuation of the pledge of stock of two subsidiaries. Borrowings may be made in U.S. Dollars, Euros or Pounds Sterling. Interest on all outstanding borrowings is payable at LIBOR for the respective currency plus an applicable margin, or, at our option, the bank’s prime rate plus a specified margin based on the ratio of our Total Funded Debt to EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization) ratio, as follows:

Ratio of Total Funded Debt/EBITDA ratio	LIBOR Margin	Prime Margin
Greater than 3.0	2.75%	0%
Greater than 2.5 and less than or equal to 3.0	2.0%	(.25%)
Greater than 2.0 and less than or equal to 2.5	1.5%	(.50%)
Less than or equal to 2.0	1.0%	(.75%)

HURCO COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The ratio of our Total Funded Debt to EBITDA at October 31, 2006 was .16. The applicable margin is adjusted on the first day of the month following the month after each quarter end. The availability under the facility is not limited by a borrowing base, unless the ratio exceeds 3.0.

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

European Bank Credit Facility. The terms and conditions of the October 2004 domestic bank credit facility amendment also apply to the revolving credit and overdraft facility for our U.K. subsidiary.

On January 11, 2006, we renewed this credit facility with a European bank for €1.5 million. The termination date is unspecified. Interest on the facility is payable at a floating rate, 6.63% at October 31, 2006. Although the facility is uncollateralized, the bank reserves the right to require collateral in the event of increased risk evaluation. Borrowings outstanding under this facility at October 31, 2006 and 2005 were $0.

Economic Development Revenue Bonds. The remaining installment of the Economic Development Revenue Bonds was paid on September 1, 2005.

Total debt at October 31, 2006 was $4.0 million, representing 5.0% of total capitalization, which aggregated $79.4 million, compared to $4.1 million, or 6.6% of total capitalization, at October 31, 2005. We were in compliance with all loan covenants and had unused credit availability of $11.6 million at October 31, 2006. We believe that cash flow from operations and borrowings available to us under our credit facilities will be sufficient to meet our anticipated cash requirements in fiscal 2007.

5.	FINANCIAL INSTRUMENTS

The carrying amounts for trade receivables and payables approximate their fair values. The fair value of long-term debt, including the current portion, is estimated based on quoted market prices for similar issues or on current rates offered to us for debt with the similar terms and maturities.

We also have financial instruments in the form of foreign currency forward exchange contracts as described in Note 1 of Notes to Consolidated Financial Statements. The U.S. Dollar equivalent notional amount of these contracts was $112.7 million at October 31, 2006. The net fair value of these derivative instruments recorded in Accrued Expenses at October 31, 2006 was $289,000. Current market prices were used to estimate the fair value of the foreign currency forward exchange contracts.

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

Deferred tax assets and liabilities are determined based on the difference between the U.S. Generally Accepted Accounting Principles financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Significant components of our deferred tax assets and liabilities at October 31, 2006 and 2005 were as follows (in thousands):

	October 31
	2006	2005
Tax effects of future tax deductible items related to:
Current:
Inter-company profit in inventory	$3,307	$1,672
Accrued inventory reserves	968	834
Accrued warranty expenses	136	164
Deferred compensation	185	151
Other accrued expenses	736	498
Total current deferred tax assets	5,332	3,319
Non-current:
Goodwill	54	61
Total deferred tax assets	5,386	3,380

Tax effects of future taxable differences related to:
Accelerated tax deduction and other tac over book deductions related to property, equipment and software	(2,552)	(1,699)
Total deferred tax liabilities	(2,552)	(1,699)

Net tax effects of temporary differences	2,834	1,682

Tax effects of carryforward benefits:
U.S. federal and state net operating loss carryforwards, expiring 2007-2027	34	312

Foreign net operating loss carryforwards, with no expiration	1,033	1,544
U.S. federal and state general business tax credits, expiring 2006-2026	100	882
U.S. Alternative minimum tax credit with no expiration	--	190
Tax effects of carryforwards	1,167	2,928

Tax effects of temporary differences and carryforwards, net	4,001	4,610
Less valuation allowance	112	221
Net deferred tax asset	$3,889	$4,389

Except as indicated above, our carryforwards and tax credits expire at specific future dates and utilization of certain carryforwards and tax credits are limited to specific amounts each year. Realization is entirely dependent upon generating sufficient future earnings in specific tax jurisdictions prior to the expiration of the loss carryforwards and tax credits. Net operating losses utilized were approximately $3.2 million in 2006 and approximately $9.8 million in 2005.

HURCO COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

We operate in a highly cyclical industry and incurred significant operating losses in fiscal 2001 and 2002 for which a valuation allowance was maintained. During the fourth quarter of fiscal 2005, after examining a number of factors, including historical results and near term earning projections, this valuation allowance was reduced to $221,000. The valuation allowance on our remaining deferred tax assets at the end of fiscal 2006 is $112,000.

In the fiscal year ended October 31, income (loss) before income taxes and the provision (benefit) for income taxes consisted of the following:

Income (loss) before income taxes (in thousands):	Year Ended October 31
	2006	2005	2004
Domestic	$13,688	$9,834	$3,424
Foreign	9,426	6,248	4,144
	$23,114	$16,082	$7,568
The provision for income taxes consists of:
Current:
Federal	$4,306	$3,457	$--
State	1,053	279	11
Foreign	2,767	2,259	1,240
	8,126	5,995	1,251
Deferred:
Federal	(787)	(4,685)	48
State	--	(553)	--
Foreign	296	(1,118)	--
	(491)	(6,356)	48
	$7,635	$(361)	$1,299
Differences between the effective tax rate and U.S. federal income tax rate were (in thousands):
Tax at U.S. statutory rate	$7,858	$5,468	$2,649
Effect of tax rates of international jurisdictions In excess (less than) of U.S. statutory rates	(37)	81	8
State income taxes	883	279	11
Deferred tax asset valuation adjustment	109	(2,342)	--
Utilization of net operating loss carryforwards	--	(3,740)	(1,369)
Permanent items	(632)	(155)	--
Others	(546)	48	--
Provision (benefit) for income taxes	$7,635	$(361)	$1,299

We have not provided any U.S. income taxes on the undistributed earnings of our foreign subsidiaries or equity method investments based upon our determination that such earnings will be indefinitely reinvested. Estimated undistributed earnings of foreign investments and subsidiaries at October 31, 2006 are approximately $18.7 million. In the event these earnings are later distributed to the U.S., such distributions could result in additional U.S. tax that may be offset, at least in part by associated foreign tax credits.

HURCO COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

7.	EMPLOYEE BENEFITS

We have defined contribution plans that include a majority of our employees, under which our contributions are discretionary. The purpose of these plans is generally to provide additional financial security during retirement by providing employees with an incentive to save throughout their employment. Our contributions to the plans are based on employee contributions or compensation. Our contributions totaled $382,300, $243,800, and $253,900, for the years ended October 31, 2006, 2005 and 2004, respectively.

We also have life insurance agreements with our executive officers. In fiscal 2005, we purchased the insurance policies from the executive officers. The insurance premiums we paid will be repaid from the cash surrender value of the policies when the policies are terminated or exercised.

8.	STOCK OPTIONS

In March 1997, we adopted the 1997 Stock Option and Incentive Plan (the 1997 Plan), which allows us to grant awards of options to purchase shares of our common stock, stock appreciation rights, restricted shares and performance shares. In March 2005, an amendment to the plan increased the number of shares available for grant by 250,000 shares. Under the provision of the amended 1997 Plan, 1,000,000 shares of common stock may be issued and the maximum number of shares of common stock that may be granted to any individual is 200,000 shares. Options granted under the 1997 Plan are exercisable for a period up to ten years after date of grant and vest in equal annual installments as specified by the Compensation Committee of our Board of Directors at the time of grant. The exercise price of options intended to qualify as incentive stock options may not be less than 100% of the fair market value of a share of common stock on the date of grant. As of October 31, 2006, options to purchase 87,700 shares had been granted and remained unexercised under the 1997 Plan.

In 1990, we adopted the 1990 Stock Option Plan (the 1990 Plan), which allowed us to grant options to purchase shares of our common stock and related stock appreciation rights and limited rights to officers and our key employees. Under the provisions of the 1990 Plan, the maximum number of shares of common stock, which could be issued under options and related rights, was 500,000. There was no annual limit on the number of such shares with respect to which options and rights could be granted. Options granted under the 1990 Plan are exercisable for a period up to ten years after the date of grant and vested in equal installments over a period of three to five years from the date of grant. The option price could not be less than 100% of the fair market value of a share of common stock on the date of grant and no options or rights could be granted under the 1990 Plan after April 30, 2001. As of October 31, 2006, options to purchase 1,000 shares had been granted and remained unexercised under the 1990 Plan.

HURCO COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

A summary of the status of the options under the 1990 and 1997 Plans as of October 31, 2006, 2005 and 2004 and the related activity for the year is as follows:

	Shares Under Option	Weighted Average Exercise Price Per Share
Balance October 31, 2003	788,600	$3.69
Granted	--	--
Cancelled	--	--
Expired	(2,000)	2.13
Exercised	(383,607)	3.67

Balance October 31, 2004	403,053	$3.71
Granted	--	--
Cancelled	--	--
Expired	(2,000)	2.15
Exercised	(185,653)	3.82

Balance October 31, 2005	215,400	$3.63
Granted	--	--
Cancelled	--	--
Expired	(400)	2.15
Exercised	(126,300)	4.45
Balance October 31, 2006	88,700	$2.46

The total intrinsic value of stock options exercised during the twelve months ended October 31, 2006 and 2005 was approximately $2.7 million and $2.6 million, respectively.

As of October 31, 2006, the total intrinsic value of outstanding stock options already vested and expected to vest was $2.1 million. The intrinsic value of options that are outstanding and exercisable as of October 31, 2006 was $1.9 million. Stock options outstanding and exercisable on October 31, 2006 are as follows:

Range of Exercise Prices Per Share	Shares Under Option	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life in Years
Outstanding
$2.125 - 5.125	88,300	$2.44	4.8
5.813 - 8.250	400	5.81	2.1
$2.125 - 8.250	88,700	$2.46	4.8
Exercisable
$2.125 - 5.125	86,740	$2.45	--
5.813 - 8.250	400	5.81	--
$2.125 - 8.250	87,140	$2.46	--

During fiscal 2006, options to purchase 126,300 shares were exercised resulting in cash proceeds of approximately $562,500. The tax benefit from the exercise of stock options is approximately $744,000.

HURCO COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Prior to fiscal 2006, we applied the provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” in accounting for stock-based compensation. As a result, no compensation expense was recognized for stock options granted with exercise prices equivalent to the fair market value of the stock on the date of grant. Effective November 1, 2005, we adopted SFAS No. 123(R), “Share Based Payment,” using the modified prospective method. As of November 1, 2005, we began applying the provisions of SFAS No. 123(R) to option grants (of which there have been none), as well as to the nonvested portion of outstanding options granted before that date. Compensation expense is determined at the date of grant using the Black-Scholes valuation model. We expect to record additional compensation expense of approximately $5,000 ratably through the first quarter of fiscal 2007 for the remaining options that vest during the period November 1, 2006 through January 31, 2007.

As a result of adopting SFAS No. 123(R), our income before taxes and net income for the year ended October 31, 2006 were reduced by approximately $20,000 and $12,000, respectively, as compared to the amounts that would have been reported if we continued to account for share-based compensation under APB Opinion No. 25. There was no effect on basic and diluted earnings per share as a result of the adoption of SFAS No. 123(R).

Prior to our adoption of SFAS No. 123(R), we presented all tax benefits of deduction resulting from the exercise of stock options as operating cash flows in the Condensed Consolidated Statement of Cash Flows. SFAS 123(R) requires cash flows resulting from tax deductions in excess of recognized compensation cost from the exercise of stock options (excess tax benefits) to be classified as financing cash flows.

On November 11, 2001, our former CEO was granted 110,000 options at $2.11 and all of his previous option grants were cancelled. These options were subject to variable plan accounting, which resulted in a charge to expense in fiscal 2004 of $322,000. As of October 31, 2006, all options subject to variable plan accounting have been exercised.

HURCO COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

9.	RELATED PARTY TRANSACTIONS

We own approximately 24% of one of our Taiwanese-based contract manufacturers. This investment of $1.3 million is accounted for using the equity method and is included in Investments and Other Assets on the Consolidated Balance Sheets. Purchases of product from this contract manufacturer totaled $2.0 million, $2.7 million and $4.4 million for the years ended October 31, 2006, 2005 and 2004, respectively. Sales of product to this contract manufacturer were $70,000, $117,000 and $199,000 in fiscal 2006, 2005 and 2004 respectively. Trade payables to this contract manufacturer were $256,000 at October 31, 2006, and $509,000 at October 31, 2005. Trade receivables were $32,000 at October 31, 2006, and $136,000 at October 31, 2005.

As of October 31, 2006, we owned 35% of Hurco Automation, Ltd. (HAL), a Taiwan based company. HAL’s scope of activities includes the design, manufacture, sales and distribution of industrial automation products, software systems and related components, including control systems and components produced under contract for sale exclusively to us. We are accounting for this investment using the equity method. The investment of $2.0 million at October 31, 2006 is included in Investments and Other Assets on the Consolidated Balance Sheets. Purchases of product from this supplier amounted to $10.5 million, $7.7 million and $6.6 million in 2006, 2005 and 2004, respectively. Sales of product to this supplier were $2.0 million, $1.8 million and $1.9 million for the years ended October 31, 2006, 2005 and 2004, respectively. Trade payables to HAL were $1.9 million and $1.6 million at October 31, 2006 and 2005, respectively. Trade receivables from HAL were $235,000 and $242,000 at October 31, 2006 and 2005, respectively.

Summary financial information for the two affiliates accounted for using the equity method of accounting is as follows:

(in thousands)	2006	2005	2004
Net Sales	$58,286	$50,896	$23,469
Gross Profit	10,932	8,947	7,780
Operating Income	4,209	2,676	2,210
Net Income	3,727	2,313	1,479

Current Assets	$27,903	$21,553	$16,194
Non-current Assets	7,684	1,824	2,031
Current Liabilities	20,156	14,857	17,215

10.	CONTINGENCIES AND LITIGATION

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

HURCO COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

From time to time, our subsidiaries guarantee third party payment obligations in connection with the sale of certain machines to customers that use financing. At October 31, 2006, we had 58 outstanding third party guarantees totaling approximately $1.8 million. The terms of our subsidiaries guarantees are consistent with the underlying customer financing terms. Upon shipment, the customer has the risk of ownership. The customer does not obtain title until the machine is paid in full. A retention of title clause allows us to obtain the machine if the customer defaults on the lease. We believe that the proceeds obtained from liquidation of the machine would cover any payments required by the guarantee.

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

	10/31/06	10/31/05
Balance, beginning of period	$1,618	$1,750
Provision for warranties during the period	2,139	1,709
Charges to the accrual	(1,893)	(1,778)
Impact of foreign currency translation	62	(63)
Balance, end of period	$1,926	$1,618

12.	OPERATING LEASES

We lease facilities, certain equipment and vehicles under operating leases that expire at various dates through 2014. Future payments required under operating leases as of October 31, 2006, are summarized as follows (in thousands):

2007	$1,425
2008	1,016
2009	728
2010	530
Thereafter	219
Total	$3,918

Lease expense for the years ended October 31, 2006, 2005, and 2004 was $1.9 million, $1.8 million, and $1.5 million, respectively.

We recorded $180,000 of lease income from subletting 50,000 square feet of our Indianapolis facility. The sublease expires on April 30, 2010.

HURCO COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

13.	QUARTERLY HIGHLIGHTS (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2006 (In thousands, except per share data)

Sales and service fees	$31,894	$36,861	$36,597	$43,164

Gross profit	10,927	13,179	12,835	16,384

Gross profit margin	34.3%	35.8%	35.1%	38.0%

Selling, general and administrative expenses	6,296	7,140	7,392	9,869

Operating income	4,631	6,039	5,443	6,515

Provision (benefit) for income taxes	1,618	2,250	1,646	2,120

Net income	3,033	3,929	3,802	4,714

Income per common share - basic	$0.49	$0.62	$0.60	$0.75

Income per common share - diluted	$0.48	$0.62	$0.59	$0.74

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2005 (In thousands, except per share data)
Sales and service fees	$30,246	$30,990	$29,555	$34,718

Gross profit	9,740	10,767	9,863	12,188

Gross profit margin	32.2%	34.7%	33.3%	35.1%

Selling, general and administrative expenses	6,187	6,363	6,637	6,870

Operating income	3,553	4,404	3,226	5,318

Provision (benefit) for income taxes	369	781	317	(1,828)

Net Income	3,030	3,299	2,879	7,235

Income per common share - basic	$0.50	$0.53	$0.46	$1.16

Income per common share - diluted	$0.48	$0.52	$0.45	$1.13

(1)	The fourth quarter included a $2.3 million adjustment to the tax provision to reverse our deferred tax asset valuation allowance. See Note 6 of Notes to Consolidated Financial Statements.

HURCO COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

14.	SEGMENT INFORMATION

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

We sell our products through more than 150 independent agents and distributors in countries throughout North America, Europe and Asia. The Hurco line is the primary line for the majority of our distributors globally even though some may carry competitive products. We also have our own direct sales personnel in England, France, Germany, Italy, Singapore and China, which are among the world's principal machine tool consuming countries. During fiscal 2006, no distributor accounted for more than 5% of our sales and service fees. Approximately ---88% of the worldwide demand for computerized machine tools and computer control systems comes from outside the U.S. In fiscal 2006, approximately two-thirds of our revenues were from overseas customers and no single end-user of our products accounted for more than 5% of our total sales and service fees.

The following table sets forth the contribution of each of our product groups to our total sales and service fees during each of the past three fiscal years (in thousands):

Net Sales and Service Fees by Product Category	Year ended October 31,
	2006	2005	2004
Computerized Machine Tools	$128,946	$107,313	$83,663
Computer Control Systems and Software *	4,694	4,129	3,604
Service Parts	10,494	9,991	8,696
Service Fees	4,383	4,076	3,609
Total	$148,517	$125,509	$99,572

*Amounts shown do not include CNC systems sold as an integrated component of computerized machine systems.

The following table sets forth revenues by geographic area, based on customer location, for each of the past three fiscal years were (in thousands):

Revenues by Geographic Area	Year Ended October 31
	2006	2005	2004

United States	$50,563	$40,666	$30,654

Germany	54,570	36,039	31,206
United Kingdom	17,781	11,917	8,818
Other Europe	15,383	26,061	20,361
Total Europe	87,734	74,017	60,385

Asia and Other	10,220	10,826	8,533
Total Foreign	97,954	84,843	68,918
	$148,517	$125,509	$99,572

HURCO COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Long-lived tangible assets by geographic area were (in thousands):

	As of October 31
	2006	2005	2004
United States	$8,308	$8,034	$7,458
Foreign countries	2,934	3,117	1,489
	$11,242	$11,151	$8,947

15.	RESTRUCTURING EXPENSE AND OTHER EXPENSE, NET

On November 23, 2004, we entered into a separation and release agreement with Roger J. Wolf, who retired from his position as Senior Vice President and as Chief Financial Officer. Under the agreement, Mr. Wolf received severance compensation totaling $465,000. As of October 31, 2006, all severance related to this agreement had been paid.

HURCO COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

16.	NEW ACCOUNTING PRONOUNCEMENTS

In the first quarter of fiscal 2004 we adopted the Financial Accounting Standards Board Interpretation No. 46 (FIN 46) Consolidation of Variable Interest Entities. This Interpretation requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties. The adoption of this standard did not have an effect on the consolidated financial statements.

In July 2006, the FASB released Interpretation No. 48 “Accounting for Uncertainty in Income Taxes,” an interpretation of FASB Statement No.109 which clarifies the accounting and reporting for uncertainties in income taxes. The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expect to be taken in a tax return. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We will be required to adopt and report the impact of FIN No. 48 in the first quarter of fiscal year 2008. At the present time, we have not begun implementation and therefore cannot report the potential impact of implementation of FIN No. 48.

In the first quarter of fiscal 2006, we adopted the Financial Accounting Standards Board Statement No. 123R, “Share Based Payment,” which requires companies to expense the value of director and employee stock options and similar awards for interim and annual periods beginning after June 15, 2005. As of November 1, 2005 we began applying the provisions of SFAS No. 123(R) to option grants, as well as to the nonvested portion of outstanding options granted before that date. The impact of adopting this statement is reflected in Note 8 of Notes to Consolidated Financial Statements.

On November 24, 2004, the FASB issued Statement No. 151, “ Inventory Costs”, which amends the guidance on ARB No. 43, “Inventory Pricing” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). The Statement requires accounting for these costs be recognized as period costs and expensed in the current period regardless of whether or not they meet the criterion defined under ARB No. 43 as “abnormal.” In addition, this Statement requires that allocation of fixed production overheads to the cost of inventory be based upon normal production capacities. The provisions in Statement 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We adopted the provisions of this Statement during fiscal 2006 and the adoption did not have a material effect on the consolidated financial statements.

During 2006, the FASB released Statement No. 157, “Fair Value Measurements”, a new standard which provides further guidance on using fair value to measure assets and liabilities, the information used to measure fair value and the effect of fair value measurements on earnings. Statement 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, but does not expand the use of fair value in any new circumstances. We will be required to adopt and report the impact of Statement 157 in the first quarter of fiscal year 2008. At the present time, we have not begun implementation and therefore cannot report the potential impact of the implementation.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

Item 9A.	CONTROLS AND PROCEDURES

We carried out an evaluation under the supervision and with participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2006 pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of the evaluation date.

There have been no changes in our internal control over financial reporting that occurred during the fourth quarter of the fiscal year ended October 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	OTHER INFORMATION

On January 12, 2007, we entered into an employment agreement with our Chief Financial Officer, John G. Oblazney. A copy of the employment agreement is being filed as an exhibit to this report and is incorporated herein by reference.

During fiscal 2006, the Audit Committee of the Board of Directors did not approve the engagement of our independent registered public accounting firm to perform any non-audit services. This disclosure is made pursuant to Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002.

PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is hereby incorporated by reference from the definitive proxy statement for our 2007 annual meeting of shareholders except that the information required by Item 10 regarding Executive Officers is included herein under a separate caption at the end of Part I.

Item 11.	EXECUTIVE COMPENSATION

The information required by this item is hereby incorporated by reference from the definitive proxy statement for our 2007 annual meeting of shareholders.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Except for the information concerning equity compensation plans, the information required by this item is hereby incorporated by reference from the definitive proxy statement for our 2007 annual meeting of shareholders.

Equity Compensation Plan Information
The following table gives information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of October 31, 2006, including the 1997 Stock Option and Incentive Plan and the 1990 Stock Option Plan.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a) (#)	Weighted-average exercise price of outstanding options, warrants and rights (b) ($)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c) (#)
Equity compensation plans approved by security holders	88,700	$2.46	341,900

Equity compensation plans not approved by security holders	--	--	--

Total	88,700	$2.46	341,900

As of October 31, 2006, there were no outstanding non-qualified options that had been granted outside of the 1990 and 1997 plans to current members of the Board of Directors.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is hereby incorporated by reference from the definitive proxy statement for our 2007 annual meeting of shareholders.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is hereby incorporated by reference from the definitive proxy statement for our 2007 annual meeting of shareholders.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

	2.	Financial Statement Schedule. The following financial statement schedule is included in this Item.
			Page
		Schedule II - Valuation and Qualifying Accounts and Reserves	55

	All other financial statement schedules are omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

(b)	Exhibits

	Exhibits being filed with this Form 10-K or incorporated herein by reference are listed on pages 56 and 57.

Schedule II - Valuation and Qualifying Accounts and Reserves
for the years ended October 31, 2006, 2005, and 2004
(Dollars in thousands)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged To Other Accounts	Deductions		Balance At End Of Period
Allowance for doubtful Accounts for the year ended:

October 31, 2006	$842	$(227)	--	$(20)	(1)	$635

October 31, 2005	$723	$169	--	$50	(2)	$842

October 31, 2004	$630	$286	$--	$193	(3)	$723

Accrued warranty expenses For the year ended:

October 31, 2006	$1,618	$2,201	--	$1,893		$1,926

October 31, 2005	$1,750	$1,646	--	$1,778		$1,618

October 31, 2004	$1,016	$2,323	--	$1,589		$1,750

(1)	Receivable write-offs of $5,000, net of cash recoveries on accounts previously written off of $25,000.

(2)	Receivable write-offs of $50,000, net of cash recoveries on accounts previously written off of $0.

(3)	Receivable write-offs of $193,000, net of cash recoveries on accounts previously written off of $0.

EXHIBITS INDEX

Exhibits Filed. The following exhibits are filed with this report:

10.1	Employment Agreement between the Registrant and John G. Oblazney dated January 12, 2007.

11	Statement re: computation of per share earnings.

21	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm, Crowe Chizek and Company LLC.

23.2	Consent of Pricewaterhouse Coopers LLP.

31.1	Certification by the Chief Executive Officer, pursuant to Rule 13a-15(b) under the Securities and Exchange Act of 1934, as amended.

31.2	Certification by the Chief Financial Officer, pursuant to Rule 13a-15(b) under the Securities and Exchange Act of 1934, as amended.

32.1	Certification by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibits Incorporated by Reference. The following exhibits are incorporated into this report:

3.1	Amended and Restated Articles of Incorporation of the Registrant, incorporated by reference to Exhibit 3.1 to the Registrant's Report on Form 10-Q for the quarter ended July 31, 2000.

3.2	Amended and Restated By-Laws of the Registrant as amended through September 27, 2006, incorporated by reference as Exhibit 3.1 to the Registrant’s Form 8-K filed on September 27, 2006.

10.2
First Amendment to the Third Amended and Restated Credit Agreement between the Registrant and Bank One, NA dated as of October 26, 2004, incorporated by reference as Exhibit 10.1 to the Registrant’s Form 8-K filed on November 1, 2004.

10.3
Revolving Credit Facility and Overdraft Facility - Supplemental Facility Agreement between Hurco Europe Limited and Bank One, NA dated October 26, 2004, incorporated by reference as Exhibit 10.2 to the Registrant’s Form 8-K filed on November 1, 2004.

10.4
Employment Agreement between the Registrant and James D. Fabris dated November 18, 1997, incorporated by reference as Exhibit 10.15 to the Registrant's Report on Form 10-Q for the quarter ended January 31, 1998.

10.5
Mortgage dated April 30, 2002, between the Registrant and American Equity Investment Life Insurance Company incorporated by reference as Exhibit 10.2 to the Registrant’s Report on Form 10-Q for the quarter ended April 30, 2002.

10.6	Employment Agreement between the Registrant and Michael Doar dated November 13, 2001, incorporated by reference as Exhibit 10.2 to the Registrant’s Report on Form 10-Q dated January 31, 2002.

10.7*	Amended 1997 Stock Option and Incentive Plan incorporated by reference as Exhibit 10 to the Registrant’s Report on Form 10-Q filed for the quarter ended July 31, 2005.

10.8*	Form of option agreement relating to the Amended 1997 Stock Option and Incentive Plan incorporated by reference as Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K dated October 31, 2004.

*	The indicated exhibit is a management contract, compensatory plan or arrangement required to be listed by Item 601 of Regulation S-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, this 16th day of January 2007.

HURCO COMPANIES, INC.

By:	/s/ John G. Oblazney
John G. Oblazney
Vice-President, Secretary,
Treasurer and
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature and Title(s)	Date

/s/ Michael Doar	January 16, 2007
Michael Doar, Chairman of the Board, Chief Executive Officer and Director of Hurco Companies, Inc.
(Principal Executive Officer)

/s/ John G. Oblazney	January 16, 2007
John G. Oblazney
Vice-President, Secretary, Treasurer and Chief Financial Officer of Hurco Companies, Inc.
(Principal Financial Officer)

/s/ Sonja K. McClelland	January 16, 2007
Sonja K. McClelland
Corporate Controller, Assistant Secretary of Hurco Companies, Inc.
(Principal Accounting Officer)

/s/ Stephen H. Cooper	January 16, 2007
Stephen H. Cooper, Director

/s/ Robert W. Cruickshank	January 16, 2007
Robert W. Cruickshank, Director

/s/ Michael P. Mazza
Michael P. Mazza, Director	January 16, 2007

/s/ Richard T. Niner	January 16, 2007
Richard T. Niner, Director

/s/ O. Curtis Noel	January 16, 2007
O. Curtis Noel, Director

/s/ Charlie Rentschler	January 16, 2007
Charlie Rentschler, Director

/s/ Gerald V. Roch	January 16, 2007
Gerald V. Roch, Director