Form 10-Q
period 2007-01-31
HURCO COMPANIES INC
filed 2007-03-08
CIK 315374

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended January 31, 2007 or
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

Large accelerated filer [ ]   Accelerated filer [ X ]   Non-accelerated filer [ ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the
Exchange Act).        Yes [ ] No [X ]

The number of shares of the Registrant's common stock outstanding as of March 7, 2007 was 6,389,720.

HURCO COMPANIES, INC.
January 2007 Form 10-Q Quarterly Report

Table of Contents

Part I - Financial Information

Part II - Other Information

Item 1.	Legal Proceedings	19

Item 1A.	Risk Factors	19

Item 5.	Other Information	19

Item 6.	Exhibits	19

	Signatures	20

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

HURCO COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended
	January 31
	2007	2006
	(unaudited)

Sales and service fees	$46,878	$31,894

Cost of sales and service	29,554	20,967

Gross profit	17,324	10,927

Selling, general and administrative expenses	9,250	6,296

Operating income	8,074	4,631

Interest expense	43	84

Other expense (income), net	(362)	(104)

Income before taxes	8,393	4,651

Provision for income taxes	2,998	1,618

Net income	$5,395	$3 ,033

Earnings per common share

Basic	$0.85	$0.49
Diluted	$0.84	$0.48

Weighted average common shares outstanding

Basic	6,362	6,242
Diluted	6,418	6,328

The accompanying notes are an integral part of the condensed consolidated financial statements.

HURCO COMPANIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
(Dollars in thousands)

	January 31	October 31
	2007	2006
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$32,326	$29,846
Accounts receivable	25,169	22,248
Inventories	40,324	43,343
Deferred tax assets	1,910	2,768
Other	3,170	2,677
Total current assets	102,899	100,882

Property and equipment:
Land	761	761
Building	7,234	7,234
Machinery and equipment	13,230	12,952
Leasehold improvements	1,167	1,147
	22,932	22,094
Less accumulated depreciation and amortization	(13,262)	(12,944)
	9,130	9,150
Non-current assets:
Deferred tax assets	1,088	1,121
Software development costs, less accumulated amortization	5,894	5,580
Investments and other assets	7,812	7,381
	$126,823	$124,114

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$24,227	$26,605
Accrued expenses	16,338	17,599
Current portion of long-term debt	138	136
Total current liabilities	40,703	44,340

Non-current liabilities:
Long-term debt	3,839	3,874
Deferred credits and other	588	525
Total liabilities	45,130	48,739

Shareholders’ equity:
Preferred stock: no par value per share; 1,000,000 shares
authorized; no shares issued
Common stock: no par value; $.10 stated value per share;
12,500,000 shares authorized, and 6,380,520 and 6,346,520
shares issued and outstanding, respectively	638	635
Additional paid-in capital	50,528	50,011
Retained earnings	33,875	28,480
Accumulated other comprehensive income	(3,348)	(3,751)
Total shareholders’ equity	81,693	75,375
	$126,823	$124,114

The accompanying notes are an integral part of the condensed consolidated financial statements.

HURCO COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollars in thousands)

	Three Months Ended
	January 31
	2007	2006
	(unaudited)
Cash flows from operating activities:
Net income	$5,395	$3,033
Adjustments to reconcile net income to Net cash provided by (used for) operating activities:
Provision for doubtful accounts	(38)	16
Equity in (income) loss of affiliates	(204)	(96)
Depreciation and amortization	388	365
Stock-based compensation	308	5
Change in assets and liabilities:
(Increase) decrease in accounts receivable	(2,587)	1,606
(Increase) decrease in inventories	3,695	(979)
Increase (decrease) in accounts payable	(2,634)	1,967
Increase (decrease) in accrued expenses	(1,797)	(2,559)
Increase (decrease) in deferred taxes	77	410
Other	306	(313)
Net cash provided by operating activities	2,909	3,455

Cash flows from investing activities:
Purchase of property and equipment	(149)	(60)
Software development costs	(505)	(432)
Other investments	(299)	(159)
Net cash used for investing activities	(953)	(651)

Cash flows from financing activities:
Repayment on first mortgage	(33)	(30)
Tax benefit from exercise of stock options	115	499
Proceeds from exercise of common stock options	97	530
Net cash provided by financing activities	179	999

Effect of exchange rate changes on cash	345	200

Net increase in cash and cash equivalents	2,480	4,003

Cash and cash equivalents at beginning of period	29,846	17,559

Cash and cash equivalents at end of period	$32,326	$21,562

The accompanying notes are an integral part of the condensed consolidated financial statements.

HURCO COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
For the three months ended January 31, 2007 and 2006

(Dollars in thousands except Shares Issued and Outstanding)	Common Stock		Additional	Retained	Accumulated Other Comprehensive
	Shares Issued & Outstanding	Amount	Paid-In Capital	Earnings (Deficit)	Income (Loss)	Total
	(Dollars in thousands)

Balances, October 31, 2005	6,220,220	$622	$48,701	$13,001	$(3,380)	$58,944

Net income	--	--	--	3,033	--	3,033

Translation of foreign currency financial statements	--	--	--	--	556	556

Unrealized gain on derivative instruments	--	--	--	--	584	584

Comprehensive income	--	--	--	--	--	4,173

Exercise of common stock options	120,800	12	518	--	--	530

Tax benefit from exercise of stock options	--	--	499	--	--	499

Stock-based compensation expense	--	--	5	--	--	5

Balances, January 31, 2006	6,341,020	$634	$49,723	$16,034	$(2,240)	$64,151

Balances, October 31, 2006	6,346,520	$635	$50,011	$28,480	$(3,751)	$75,375

Net income	--	--	--	5,395	--	5,395

Translation of foreign currency financial statements	--	--	--	--	638	638

Unrealized loss on derivative instruments	--	--	--	--	(235)	(235)

Comprehensive income	--	--	--	--	--	5,798

Exercise of common stock options	34,000	3	94	--	--	97

Tax benefit from exercise of stock options	--	--	115	--	--	115

Stock-based compensation expense	--	--	308	--	--	308

Balances, January 31, 2007	6,380,520	$638	$50,528	$33,875	$ (3,348)	$81,693

The accompanying notes are an integral part of the condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	GENERAL

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

The condensed financial information as of January 31, 2007 and for the three months ended January 31, 2007 and January 31, 2006 is unaudited; however, in our opinion, the interim data include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of our results for, and our financial position at the end of the interim periods. We suggest that you read these condensed consolidated financial statements in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended October 31, 2006.

2.	HEDGING

We enter into foreign currency forward exchange contracts periodically to hedge certain forecast inter-company sales and forecast inter-company and third party purchases denominated in foreign currencies (the Pound Sterling, Euro and New Taiwan Dollar). The purpose of these instruments is to mitigate the risk that the U.S. Dollar net cash inflows and outflows resulting from sales and purchases denominated in foreign currencies will be adversely affected by changes in exchange rates. These forward contracts have been designated as cash flow hedge instruments, and are recorded in the Condensed Consolidated Balance Sheets at fair value in Other Current Assets and Accrued Expenses. Gains and losses resulting from changes in the fair value of these hedge contracts are deferred in Accumulated Other Comprehensive Income and recognized as an adjustment to Cost of Sales in the period that the sale that is the subject of the related hedge contract is recognized, thereby providing an offsetting economic impact against the corresponding change in the U.S. Dollar value of the inter-company sale or purchase being hedged.

At January 31, 2007, we had $684,000 of losses related to cash flow hedges deferred in Accumulated Other Comprehensive Income, net of tax. Of this amount, $519,000 represented unrealized losses related to future cash flow hedge instruments that remain subject to currency fluctuation risk. These deferred losses will be recorded as an adjustment to Cost of Sales in the periods through December 2007, in which the sale that is the subject of the related hedge contract is recognized, as described above. Net losses on cash flow hedge contracts, which we reclassified from Other Comprehensive Income to Cost of Sales in the quarter ended January 31, 2007, were $262,000 compared to net gains of $182,000 for the same period in the prior year.

We also enter into foreign currency forward exchange contracts to protect against the effects of foreign currency fluctuations on receivables and payables denominated in foreign currencies. These derivative instruments are not designated as hedges under Statement of Financial Accounting Standards No. 133, “Accounting Standards for Derivative Instruments and Hedging Activities” (SFAS 133), and, as a result, changes in their fair value are reported currently as Other Expense (Income), Net in the Consolidated Statement of Operations consistent with the transaction gain or loss on the related foreign denominated receivable or payable. We recorded net transaction gains of $16,000 for the quarter ended January 31, 2007 compared to net losses of $40,000 for the same period in the prior year.

3. STOCK OPTIONS

We have a stock option plan that allows us to grant awards of options to purchase shares of our common stock, stock appreciation rights, restricted shares and performance shares. Options granted under the plan are exercisable for a period up to ten years after the date of grant and vest in equal annual installments as specified by the Compensation Committee of our Board of Directors at the time of grant. The exercise price of options intended to qualify as incentive stock options may not be less than 100% of the fair market value of a share of common stock on the date of grant. During the first three months of fiscal 2007, options to purchase 34,000 shares were exercised, resulting in cash proceeds of approximately $97,000 and an additional tax benefit of approximately $115,000, compared to 120,800 shares exercised in the prior year period resulting in cash proceeds of $530,000 and an additional tax benefit of approximately $499,000.

Effective November 1, 2005, we adopted SFAS No. 123(R), “Share Based Payment,” using the modified prospective method, and began applying its provisions to all options granted as well as to the nonvested portion of previously granted options outstanding at that date. Compensation expense is determined at the date of grant using the Black-Scholes valuation model.

On November 16, 2006, the Compensation Committee of the Board of Directors granted 40,000 shares under the 1997 Plan to certain employees and directors. The fair value of options awarded was estimated on the date of grant using a Black-Scholes valuation model with assumptions for expected volatility based on the historical volatility of the Company’s stock, contractual term of the options of ten years and a risk-free interest rate based upon a three-year U.S. Treasury yield as of the date of grant. The options granted to employees vest in three equal annual installments and the directors’ options were granted with immediate vesting as of the date of grant.

The weighted-average fair value of options granted during the quarter ended January 31, 2007 was $22.84 and $24.97 for employees and directors, respectively. During the quarter ended January 31, 2007 approximately $308,000 of stock-based compensation expense had been recorded related to options granted under the 1997 Plan compared to $5,000 for the same period in the prior year. As of January 31, 2007 there was approximately $628,000 of total unrecognized stock-based compensation cost that is expected to be recognized over the next three years.

A summary of stock option activity for the three-month period ended January 31, 2007, is as follows:
	Stock Options	Weighted Average Exercise Price

Outstanding at October 31, 2006	88,700	$2.46

Options granted	40,000	$26.69
Options exercised	(34,000)	$2.86
Options cancelled	-	-

Outstanding at January 31, 2007	94,700	$12.55

The total intrinsic value of stock options exercised during the three-month periods ended January 31, 2007 and 2006 was approximately $1.0 million and $3.6 million, respectively. The intrinsic value is calculated as the difference between the stock price as of January 31, 2007 and the exercise price of the stock option multiplied by the number of shares exercised.

Summarized information about outstanding stock options as of January 31, 2007, that are already vested and those that we expect to vest, as well as stock options that are currently exercisable, is as follows:

	Outstanding Stock Options Already Vested and Expected to Vest	Options that are outstanding and Exercisable

Number of outstanding options	94,700	64,700

Weighted average remaining contractual life	7.4	4.6
Weighted average exercise price per share	$12.55	$5.99

Intrinsic value	$1,947,000	$1,755,000

4.	EARNINGS PER SHARE

Basic and diluted earnings per common share are based on the weighted average number of our shares of common stock outstanding. Diluted earnings per common share give effect to outstanding stock options using the treasury method. The dilutive number of shares for the three months ended January 31, 2007 and 2006 was 56,000 and 86,000, respectively.

5.	ACCOUNTS RECEIVABLE

Accounts receivable are net of allowance for doubtful accounts of $605,000 as of January 31, 2007 and $635,000 as of October 31, 2006.

6.	INVENTORIES

Inventories, priced at the lower of cost (first-in, first-out method) or market, are summarized below (in thousands):

	January 31, 2007	October 31, 2006
Purchased parts and sub-assemblies	$8,664	$7,645
Work-in-process	7,263	7,608
Finished goods	24,397	28,090
	$40,324	$43,343

7.	SEGMENT INFORMATION

We operate in a single segment: industrial automation systems. We design and produce computerized machine tools, interactive computer control systems and software for sale through our distribution network to the worldwide metal cutting machine tool market. We also provide software options, computer control upgrades, accessories and replacement parts for our products, as well as customer service and training support.

8.	GUARANTEES

From time to time, our subsidiaries guarantee third party payment obligations in connection with the sale of certain machines to customers that use financing. At January 31, 2007 we had 55 outstanding third party guarantees totaling approximately $1.6 million. The terms of our subsidiaries’ guarantees are consistent with the underlying customer financing terms. Upon shipment, the customer has the risk of ownership, but does not obtain title until the machine is paid in full. Retention of title clause allows us to recover the machine if the customer defaults on the lease. We believe that the proceeds obtained from liquidation of the machine would cover any payments required by the guarantee.

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

	Three months ended
	1/31/07	1/31/06
Balance, beginning of period	$1,926	$1,618
Provision for warranties during the period	599	361
Charges to the accrual	(517)	(275)
Impact of foreign currency translation	27	58
Balance, end of period	$2,035	$1,762

9.	COMPREHENSIVE INCOME

A reconciliation of our net income to comprehensive income was as follows (in thousands):
	Three months ended
	1/31/07	1/31/06
Net income	$5,395	$3,033
Translation of foreign currency financial statements	638	556
Unrealized gain (loss) on derivative instruments	(235)	584
Comprehensive income	$5,798	$4,173

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE OVERVIEW

Hurco Companies, Inc. is an industrial technology company operating in a single segment. We design and produce computerized machine tools, featuring our proprietary computer control systems and software, for sale through our distribution network to the worldwide metal cutting market. We also provide software options, control upgrades, accessories and replacement parts for our products, as well as customer service and training support. The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto appearing elsewhere in this report.

Our computerized metal cutting machine tools are manufactured in Taiwan to our specifications by our wholly owned subsidiary, Hurco Manufacturing Limited (HML), and a minority owned affiliate. We sell our products through more than 150 independent agents and distributors in countries throughout North America, Europe and Asia. We also have direct sales and service organizations in England, France, Germany, Italy, Singapore and China.

As a continuation of our product development strategy, during fiscal 2007 we plan to introduce five new products: WinMax Controls Software; Lathes with Live Tooling; a swivel head 5-Axis machine; a VMX60 vertical machining center; and an upgraded performance series for the VMX line. Our newer models and the increase in worldwide demand for machine tools have been largely responsible for the continuing increase in our sales in recent years.

Approximately 88% of worldwide demand for machine tools comes from outside the United States. During fiscal 2005 and 2006, approximately two-thirds of our sales and service fees were attributable to customers located abroad. Our sales to foreign customers are denominated, and payments by those customers are made, in the prevailing currencies—primarily the Euro and Pound Sterling—in the countries in which those customers are located. Our product costs are incurred and paid primarily in the New Taiwan Dollar and the U.S. Dollar. Changes in currency exchange rates may have a material effect on our consolidated statement of operations and balance sheet as reported under U.S. generally accepted accounting principles. For example, when a foreign currency increases in value relative to the U.S. Dollar, sales made (and expenses incurred) in that currency, when translated to U.S. Dollars for reporting in our financial statements, are higher than would be the case when that currency has a lower value relative to the U.S. Dollar. In our comparison of period-to-period results, we discuss not only the increases or decreases in those results as reported in our financial statements (which reflect translation to U.S. Dollars at prevailing exchange rates), but also the effect that changes in exchange rates had on those results.

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

RESULTS OF OPERATIONS

Three Months Ended January 31, 2007 Compared to Three Months Ended January 31, 2006

Sales and Service Fees. Sales and service fees for the first quarter of fiscal 2007 were $46.9 million, an increase of $14.9 million, or 47%, from the amount reported for the prior year period. The growth of first quarter revenues was primarily the result of significant improvement in demand, primarily in European markets, as well as increased shipments of our larger and higher-priced machines in those markets. As noted below, approximately 67% of our sales during the first quarter of fiscal 2007 were derived from European markets. Due to the effects of a weaker U.S. Dollar when translating foreign sales for financial reporting purposes, sales and service fees for the first quarter of fiscal 2007 were approximately $2.9 million more than would have been the case if foreign sales had been translated at the same rate of exchange that was utilized for the first quarter of 2006.

The following tables set forth net sales (in thousands) by geographic region and product category for the first quarter of 2007 and 2006:
Net Sales and Service Fees by Geographic Region
	January 31,				Increase
	2007		2006		Amount	%

North America	$13,223	28.2%	$12,331	38.6%	$892	7.2%
Europe	31,494	67.2%	18,044	56.6%	13,450	74.5%
Asia Pacific	2,161	4.6%	1,519	4.8%	642	42.3%
Total	$46,878	100.0%	$31,894	100.0%	$14,984	46.9%

Sales and service fees in Europe increased by 75% during the first quarter primarily due to a 54% increase in unit shipments. Shipments of the higher-priced VMX product line increased 82% over the same period in the prior year. Sales and service fees in Europe for the first quarter of fiscal 2007 were favorably impacted by $2.8 million when compared to the same period in the prior year due to the effect of a weaker U.S. Dollar.

Sales and service fees in Asia increased 42% compared to the prior year period primarily due to a favorable shift in unit shipments from the TM and VM product lines to the higher-priced VMX product line.

Sales and service fees in North America increased 7% compared to the prior year period primarily due to increased unit shipments of 6%.

Net Sales and Service Fees by Product Category
	January 31,				Increase
	2007		2006		Amount	%

Computerized Machine Tools	$41,746	89.1%	$27,364	85.8%	$14,382	52.6%
Service Fees, Parts and Other	5,132	10.9%	4,530	14.2%	602	13.3%
Total	$46,878	100.0%	$31,894	100.0%	$14,984	46.9%

Sales of computerized machine tools during the first quarter of fiscal 2007 increased 53% over the corresponding period in fiscal 2006. The increase was driven by a 29% increase in overall unit shipments combined with the impact of a favorable mix, particularly higher-priced VMX products.

Orders. New orders booked during the first quarter of fiscal 2007 totaled $47.1 million, an increase of $9.3 million, or 25% over the amount recorded in the first quarter of fiscal 2006. Unit orders increased in Europe, but decreased in North America due to market softening in the northern Midwest, and fluctuation of order flow in Asia. Orders for the first quarter of fiscal 2007 were favorably impacted by $2.9 million when compared to the same period in the prior year due to the effect of a weaker U.S. Dollar.

Gross Margin. Gross margin for the first quarter of fiscal 2007 was 37% compared to 34% for the prior year period, as a result of higher volume and favorable mix.

Operating Expenses. Selling, general and administrative expenses were $9.3 million, an increase from the $6.3 million reported in the prior year period due to selling and marketing expenses related to export market expansion, increased commissions and compensation expense, and increased administrative expenses related to compliance costs under Section 404 of the Sarbanes-Oxley Act of 2002.

Operating Income. Operating income was $8.1 million, or 17% of sales and service fees, compared to $4.6 million, or 15% of sales and service fees for the prior year period.

Other Expense (Income). The increase in other income is the result of improved earnings of our affiliates accounted for using the equity method and increased interest income earned on short-term cash investments.

Income Taxes. Our provision for income taxes during the first quarter of fiscal 2007 was approximately $1.4 million higher than in the same period in fiscal 2006 as a result of the significant increase in operating income. Our effective tax rate for the first quarter of fiscal 2007 was 36% compared to 35% for the first quarter of 2006.

LIQUIDITY AND CAPITAL RESOURCES

At January 31, 2007, we had cash and cash equivalents of $32.3 million, compared to $29.8 million at October 31, 2006. Approximately 51% of the $32.3 million of cash and cash equivalents is denominated in U.S. Dollars. The remaining balances are held outside the U.S. in the local currencies of our various foreign entities and are subject to fluctuations in currency exchange rates. Cash generated from operations totaled $2.9 million for the quarter ended January 31, 2007, compared to $3.5 million in the prior year period.

During the first quarter of fiscal 2007, cash flow from operations was favorably affected by a $3.7 million decrease in inventories offset by a $2.6 million increase in receivables as a result of increased unit shipments of machine tools during the quarter. Decreases in cash flow from operations during the first quarter of fiscal 2007 for accounts payable and accrued expenses reflect vendor payments for increased production levels from the fourth quarter of fiscal 2006 and payments to employees for fiscal 2006 year-end performance bonuses. Working capital, excluding short-term debt, was $62.1 million at January 31, 2007, compared to $56.7 million at October 31, 2006.

Capital investments during the first quarter of fiscal 2007 included normal expenditures for software development projects and purchases of equipment. We funded these expenditures with cash flow from operations.

Our outstanding debt consisted solely of the outstanding balance of a mortgage loan secured by our Indianapolis facility. In addition we have an $11.2 million credit facility, which has no outstanding borrowings as of January 31, 2007.

Although we have not made any significant acquisitions in the recent past, we may acquire other businesses and assets, including intellectual property assets, in the future. Should attractive opportunities arise, we believe that our earnings, cash flow from operations and balance sheet will allow us to obtain any necessary additional capital.

NEW ACCOUNTING PRONOUNCEMENTS

In July 2006, the FASB released Interpretation No. 48 “Accounting for Uncertainty in Income Taxes,” an interpretation of FASB Statement No. 109 which clarifies the accounting and reporting for uncertainties in income taxes. The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expect to be taken in a tax return. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We will be required to adopt and report the impact of FIN No. 48 in the first quarter of fiscal year 2008. We have not begun implementation of FIN No. 48 and therefore cannot report the potential impact of implementation.

During 2006, the FASB released Statement No. 157, “Fair Value Measurements”, a new standard which provides further guidance on using fair value to measure assets and liabilities, the information used to measure fair value and the effect of fair value measurements on earnings. Statement No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, but does not expand the use of fair value in any new circumstances. We will be required to adopt and report the impact of Statement No. 157 in the first quarter of fiscal year 2008. We have not begun implementation of Statement No. 157 and therefore cannot report the potential impact of the implementation.

In February 2007, the FASB released Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, a new standard that permits an entity to choose to measure many financial instruments and certain other items at fair value. The objective of this statement is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Statement No. 159 is effective in the first quarter of fiscal 2008. We have not begun implementation of Statement No. 159 and therefore cannot report the potential impact of the implementation.

In September 2006, the U.S. Securities and Exchange Commission (SEC) staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108). SAB 108 was issued in order to eliminate the diversity in practice surrounding how public companies quantify financial statement misstatements. SAB 108 requires that registrants quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in a misstated amount that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 must be implemented by the end of the fiscal 2007. We have not begun implementation of SAB 108 and therefore cannot report the potential impact of the implementation.

CRITICAL ACCOUNTING POLICIES

Our accounting policies, which are described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2006, require our management to make significant estimates and assumptions using information available at the time the estimates are made. These estimates and assumptions significantly affect various reported amounts of assets, liabilities, revenues and expenses. If our future experience differs materially from these estimates and assumptions, our results of operations and financial condition would be affected. There were no material changes to our critical accounting policies during the first quarter of 2007.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

There have been no material changes from the information provided in our Annual Report on Form 10-K for the fiscal year ended October 31, 2006.

OFF BALANCE SHEET ARRANGEMENTS

From time to time, our subsidiaries guarantee third party payment obligations in connection with the sale of certain machines to customers that use financing. At January 31, 2007 we had 55 outstanding third party guarantees totaling approximately $1.6 million. The terms of our subsidiaries’ guarantees are consistent with the underlying customer financing terms. Upon shipment, the customer has the risk of ownership, but does not obtain title until the machine is paid in full. Retention of title clause allows us to recover the machine if the customer defaults on the lease. We believe that the proceeds obtained from liquidation of the machine would cover any payments required by the guarantee.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

Certain statements made in this report constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from those expressed or implied by the statements. These risks, uncertainties and other factors include:

•	The cyclical nature of the machine tool industry;
•	The risks of our international operations;
•	The limited number of our manufacturing sources;
•	The effects of changes in currency exchange rates;
•	Our dependence on new product development;
•	The need to make technological advances;
•	Competition with larger companies that have greater financial resources;
•	Changes in the prices of raw materials, especially steel and iron products;
•	Possible obsolescence of our technology;
•	Impairment of our goodwill or other assets;
•	The need to protect our intellectual property assets; and
•	The effect of the loss of key personnel.

We discuss these and other important risks and uncertainties that may affect our future operation in Part I, Item 1A - Risk Factors in our most recent Annual Report on Form 10-K and may update that discussion in Part II, Item 1A - Risk Factors in this or another Quarterly Report on Form 10-Q we file hereafter.

Readers are cautioned not to place undue reliance on these forward-looking statements. While we believe the assumptions on which the forward-looking statements are based are reasonable, there can be no assurance that these forward-looking statements will prove to be accurate. This cautionary statement is applicable to all forward-looking statements contained in this report.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our outstanding indebtedness of $4.0 million, which consists of a term loan secured by our Indianapolis facility, is at a fixed interest rate of 7.375%. Interest on borrowings on our bank credit facilities are tied to prevailing U.S. and European interest rates. At January 31, 2007, there were no outstanding borrowings under our bank credit facilities.

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

Forward contracts for the sale or purchase of foreign currencies as of January 31, 2007 which are designated as cash flow hedges under SFAS No. 133 were as follows:

	Notional Amount	Weighted Avg.	Contract Amount at Forward Rates in U.S. Dollars
Forward Contracts	in Foreign Currency	Forward Rate	Contract Date	January 31, 2007	Maturity Dates
Sale Contracts:
Euro	24,600000	1.2949	31,854,540	32,245,739	February 2007-December 2007
Pound Sterling	4,000,000	1.8891	7,556,400	7,846,315	February 2007-December 2007
Purchase Contracts:
New Taiwan Dollar	600,000,000	32.40*	18,518,519	18,341,782	February 2007-October 2007

*NT Dollars per U.S. Dollar

Forward contracts for the sale or purchases of foreign currencies as of January 31, 2007, which were entered into to protect against the effects of foreign currency fluctuations on receivables and payables and are not designated as hedges under SFAS 133, “Accounting Standards for Derivative Instruments and Hedging Activities” denominated in foreign currencies were as follows:

			Contract Amount at Forward Rates in U.S. Dollars
Forward Contracts	Notional Amount in Foreign Currency	Weighted Avg. Forward Rate	Contract Date	January 31, 2007	Maturity Dates
Sale Contracts:
Euro	9,329,723	1.3020	12,147,300	12,182,010	February 2007-March 2007
Singapore Dollar	8,829,738	0.6451	5,696,064	5,765,939	February 2007-May 2007
Pound Sterling	947,102	1.9494	1,846,280	1,859,646	February 2007-March 2007
Purchase Contracts:
New Taiwan Dollar	363,900,000	32.62*	11,155,733	11,081,131	February 2007 - April 2007

* NT Dollars per U.S. Dollar

Item 4. CONTROLS AND PROCEDURES

We carried out an evaluation under the supervision and with participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2007 pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of the evaluation date.

There were no changes in our internal controls over financial reporting during the quarter ended January 31, 2007 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

We are involved in various claims and lawsuits arising in the normal course of our business. We believe it is remote that any of these claims will have a material adverse effect on our consolidated financial position or results of operations.

Item 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed in Part I, Item 1A - Risk Factors in our Annual Report on Form 10-K for the year ended October 31, 2006.

Item 5. OTHER INFORMATION

During the period covered by this report, the Audit Committee of our Board of Directors did not engage our independent registered public accounting firm to perform any non-audit services. This disclosure is made pursuant to Section 10A9(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002.

Item 6. EXHIBITS

11	Computation of per share earnings.
31.1	Certification by the Chief Executive Officer, pursuant to Rule 13a-15(b) under the Securities and Exchange Act of 1934, as amended.
31.2	Certification by the Chief Financial Officer, pursuant to Rule 13a-15(b) under the Securities and Exchange Act of 1934, as amended.
32.1	Certification by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HURCO COMPANIES, INC.

By: _/s/ John G. Oblazney
John G. Oblazney
Vice President and
Chief Financial Officer

By: _/s/ Sonja K. McClelland
Sonja K. McClelland
Corporate Controller and
Principal Accounting Officer

March 8, 2007