Form 10-Q
period 2007-06-08
HURCO COMPANIES INC
filed 2007-06-08
CIK 315374

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended April 30, 2007 or
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

The number of shares of the Registrant's common stock outstanding as of June 7, 2007 was 6,389,720.

HURCO COMPANIES, INC.
April 2007 Form 10-Q Quarterly Report

Table of Contents

Part I - Financial Information

Part II - Other Information

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

HURCO COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2007	2006	2007	2006
	(unaudited)		(unaudited)

Sales and service fees	$42,494	$36,861	$89,372	$68,755

Cost of sales and service	26,145	23,682	55,700	44,649

Gross profit	16,349	13,179	33,672	24,106

Selling, general and administrative expenses	9,405	7,140	18,655	13,436

Operating income	6,944	6,039	15,017	10,670

Interest (income) expense, net	(5)	80	39	164

Other expense, net	495	220	858	325

Income before taxes	7,444	6,179	15,836	10,831

Provision for income taxes	2,764	2,250	5,761	3,869

Net income	$4,680	$3,929	$10,075	$6,962

Earnings per common share:

Basic	$.73	$.62	$1.58	$1.11
Diluted	$.73	$.62	$1.57	$1.09

Weighted-average common shares outstanding:

Basic	6,373	6,291	6,373	6,291
Diluted	6,431	6,377	6,427	6,377

The accompanying notes are an integral part of the condensed consolidated financial statements.

HURCO COMPANIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
(Dollars in thousands)

	April 30	October 31
	2007	2006
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$34,457	$29,846
Accounts receivable	24,122	22,248
Inventories	45,149	43,343
Deferred tax assets	2,987	2,768
Other	3,796	2,677
Total current assets	110,511	100,882

Property and equipment:
Land	761	761
Building	7,234	7,234
Machinery and equipment	13,633	12,952
Leasehold improvements	1,241	1,147
	22,869	22,094
Less accumulated depreciation and amortization	(13,580)	(12,944)
	9,289	9,150
Non-current assets:
Deferred tax assets	1,021	1,121
Software development costs, less accumulated amortization	6,341	5,580
Investments and other assets	8,235	7,381
	$135,397	$124,114

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$27,883	$26,605
Accrued expenses	20,690	17,599
Current portion of long-term debt	-	136
Total current liabilities	48,573	44,340

Non-current liabilities:
Long-term debt	-	3,874
Deferred credits and other	625	525
Total liabilities	49,198	48,739

Shareholders’ equity:
Preferred stock: no par value per share; 1,000,000 shares
authorized; no shares issued
Common stock: no par value; $.10 stated value per share;
12,500,000 shares authorized, and 6,389,720 and 6,346,520
shares issued and outstanding, respectively	639	635
Additional paid-in capital	50,760	50,011
Retained earnings	38,555	28,480
Accumulated other comprehensive income	(3,755)	(3,751)
Total shareholders’ equity	86,199	75,375
	$135,397	$124,114

The accompanying notes are an integral part of the condensed consolidated financial statements.

HURCO COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollars in thousands)

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2007	2006	2007	2006
	(unaudited)		(unaudited)
Cash flows from operating activities:
Net income	$4,680	$3,929	$10,075	$6,962
Adjustments to reconcile net income to Net cash provided by (used for) operating activities:
Provision for doubtful accounts	281	67	243	83
Equity in income of affiliates	(416)	(205)	(620)	(301)
Depreciation and amortization	396	367	787	732
Stock-based compensation	58		366	8
Change in operating assets and liabilities:
(Increase) decrease in accounts receivable	1,370	(5,400)	(1,217)	(4,178)
(Increase) decrease in inventories	(4,219)	(4,189)	(524)	(5,168)
Increase (decrease) in accounts payable	3,770	7,984	1,136	9,951
Increase (decrease) in accrued expenses	2,292	1,558	497	(1,001)
Increase (decrease) in deferred asset	(573)	457	(496)	867
Other	(1,590)	(1,290)	(1,285)	(1,213)
Net cash provided by operating activities	6,049	3,278	8,962	6,742

Cash flows from investing activities:
Purchase of property and equipment	(441)	(236)	(592)	(297)
Software development costs capitalized	(543)	(468)	(1,050)	(900)
Other investments	139	(182)	(160)	(341)
Net cash used for investing activities	(845)	(886)	(1,802)	(1,538)

Cash flows from financing activities:
Repayment on first mortgage	(3,976)	(32)	(4,010)	(62)
Tax benefit from exercise of stock options	153	--	268	499
Proceeds from exercise of common stock options	22	--	119	530
Net cash provided by (used for) financing activities	(3,801)	(32)	(3,623)	967

Effect of exchange rate changes on cash	728	288	1,074	480

Net increase in cash and cash equivalents	2,131	2,648	4,611	6,651

Cash and cash equivalents at beginning of period	32,326	21,562	29,846	17,559

Cash and cash equivalents at end of period	$34,457	$24,210	$34,457	$24,210

The accompanying notes are an integral part of the condensed consolidated financial statements.

HURCO COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
For the six months ended April 30, 2007 and 2006
(Dollars in thousands except Shares Issued and Outstanding)

	Common Stock		Additional	Retained	Accumulated Other Comprehensive
	Shares Issued & Outstanding	Amount	Paid-In Capital	Earnings (Deficit)	Income (Loss)	Total
	(Dollars in thousands)

Balances, October 31, 2005	6,220,220	$622	$48,701	$13,001	$(3,380)	$58,944

Net income	--	--	--	6,962	--	6,962

Translation of foreign currency financial statements	--	--	--	--	1,306	1,306

Unrealized gain on derivative instruments	--	--	--	--	(625)	(625)

Comprehensive income	--	--	--	--	--	7,643

Exercise of common stock options	120,800	12	518	--	--	530

Tax benefit from exercise of stock options	--	--	499	--	--	499

Stock-based compensation expense	--	--	8	--	--	8

Balances, April 30, 2006	6,341,020	$634	$49,726	$19,963	$(2,699)	$67,624

Balances, October 31, 2006	6,346,520	$635	$50,011	$28,480	$(3,751)	$75,375

Net income	--	--	--	10,075	--	10,075

Translation of foreign currency financial statements	--	--	--	--	1,365	1,365

Unrealized loss on derivative instruments	--	--	--	--	(1,369)	(1,369)

Comprehensive income	--	--	--	--	--	10,071

Exercise of common stock options	43,200	4	115	--	--	119

Tax benefit from exercise of stock options	--	--	268	--	--	268

Stock-based compensation expense	--	--	366	--	--	366

Balances, April 30, 2007	6,389,720	$639	$50,760	$38,555	$ (3,755)	$86,199

The accompanying notes are an integral part of the condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	GENERAL

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

The condensed financial information as of April 30, 2007 and for the three and six months ended April 30, 2007 and April 30, 2006 is unaudited; however, in our opinion, the interim data include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of our results for, and our financial position at the end of the interim periods. We suggest that you read these condensed consolidated financial statements in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended October 31, 2006.

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

At April 30, 2007, we had $1,817,000 of losses related to cash flow hedges deferred in Accumulated Other Comprehensive Income, net of tax. Of this amount, $1,442,000 represented unrealized losses related to future cash flow hedge instruments that remain subject to currency fluctuation risk. These deferred losses will be recorded as an adjustment to Cost of Sales in the periods through December 2007, in which the sale that is the subject of the related hedge contract is recognized, as described above. Net losses on cash flow hedge contracts, which we reclassified from Other Comprehensive Income to Cost of Sales in the quarter ended April 30, 2007, were $273,000 compared to net gains of $346,000 for the same period in the prior year.

We also enter into foreign currency forward exchange contracts to protect against the effects of foreign currency fluctuations on receivables and payables denominated in foreign currencies. These derivative instruments are not designated as hedges under Statement of Financial Accounting Standards No. 133, “Accounting Standards for Derivative Instruments and Hedging Activities” (SFAS 133), and, as a result, changes in their fair value are reported currently as Other Expense (Income), Net in the Consolidated Statement of Operations consistent with the transaction gain or loss on the related foreign denominated receivable or payable. Such net transaction losses were $27,000 and $71,000 for the quarters ended April 30, 2007 and 2006, respectively.

3. STOCK OPTIONS

We have a stock option plan that allows us to grant awards of options to purchase shares of our common stock, stock appreciation rights, restricted shares and performance shares. Options granted under the plan are exercisable for a period up to ten years after the date of grant and vest in equal annual installments as specified by the Compensation Committee of our Board of Directors at the time of grant. The exercise price of options intended to qualify as incentive stock options may not be less than 100% of the fair market value of a share of common stock on the date of grant. During the first six months of fiscal 2007, options to purchase 43,200 shares were exercised, resulting in cash proceeds of approximately $119,000 and an additional tax benefit of approximately $268,000, compared to 120,800 shares exercised in the prior year period resulting in cash proceeds of $530,000 and an additional tax benefit of approximately $499,000.

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

The weighted-average fair value of options granted during the six months ended April 30, 2007 was $22.84 and $24.97 for employees and directors, respectively. During the six months ended April 30, 2007 approximately $366,000 of stock-based compensation expense had been recorded related to options granted under the 1997 Plan compared to $8,000 for the same period in the prior year. As of April 30, 2007 there was approximately $571,000 of total unrecognized stock-based compensation cost that is expected to be recognized over the next three years.

A summary of stock option activity for the six-month period ended April 30, 2007, is as follows:
	Stock Options	Weighted Average Exercise Price

Outstanding at October 31, 2006	88,700	$2.46

Options granted	40,000	$26.69
Options exercised	(43,200)	$2.78
Options cancelled	-	-

Outstanding at April 30, 2007	85,500	$13.63

The total intrinsic value of stock options exercised during the six-month periods ended April 30, 2007 and 2006 was approximately $1.8 million and $3.2 million, respectively. The intrinsic value is calculated as the difference between the stock price as of April 30, 2007 and the exercise price of the stock option multiplied by the number of shares exercised.

Summarized information about outstanding stock options as of April 30, 2007, that is already vested and those that we expect to vest, as well as stock options that are currently exercisable, is as follows:

	Outstanding Stock Options Already Vested and Expected to Vest	Options that are outstanding and Exercisable

Number of outstanding options	85,500	55,500

Weighted average remaining contractual life	7.9	4.7
Weighted average exercise price per share	$13.63	$6.57

Intrinsic value	$2,606,000	$2,083,000

4.	EARNINGS PER SHARE

Basic and diluted earnings per common share are based on the weighted average number of our shares of common stock outstanding. Diluted earnings per common share give effect to outstanding stock options using the treasury method. The dilutive number of shares for the three months ended April 30, 2007 and 2006 was 58,000 and 86,000, respectively.

5.	ACCOUNTS RECEIVABLE

Accounts receivable are net of allowance for doubtful accounts of $904,000 as of April 30, 2007 and $635,000 as of October 31, 2006.

6.	INVENTORIES

Inventories, priced at the lower of cost (first-in, first-out method) or market, are summarized below (in thousands):

	April 30, 2007	October 31, 2006
Purchased parts and sub-assemblies	$10,231	$7,645
Work-in-process	8,166	7,608
Finished goods	26,752	28,090
	$45,149	$43,343

7.	SEGMENT INFORMATION

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

From time to time, our subsidiaries guarantee third party payment obligations in connection with the sale of certain machines to customers that use financing. At April 30, 2007 we had 54 outstanding third party guarantees totaling approximately $1.6 million. The terms of our subsidiaries’ guarantees are consistent with the underlying customer financing terms. Upon shipment, the customer has the risk of ownership, but does not obtain title until the machine is paid in full. A retention of title clause allows us to recover the machine if the customer defaults on the lease. We believe that the proceeds obtained from liquidation of the machine would cover any payments required by the guarantee.

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

	Six months ended
	4/30/07	4/30/06
Balance, beginning of period	$1,926	$1,618
Provision for warranties during the period	1,202	782
Charges to the accrual	(1,049)	(542)
Impact of foreign currency translation	65	72
Balance, end of period	$2,144	$1,930

9.	COMPREHENSIVE INCOME

A reconciliation of our net income to comprehensive income is as follows (in thousands):
	Three months ended
	4/30/07	4/30/06
Net income	$4,680	$3,929
Translation of foreign currency financial statements	727	750
Unrealized gain (loss) on derivative instruments	(1,134)	(1,209)
Comprehensive income	$4,273	$3,470

10.	DEBT AGREEMENT

Effective February 27, 2007, we amended our domestic bank credit agreement to allow us to pay dividends and redeem or purchase our capital stock at any time unless we are then or would become in default. All other terms and conditions under this bank credit agreement remain unchanged.

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

As part of our ongoing product development strategy, during the second quarter of fiscal 2007 we introduced two new products: WinMax Control Software and the VMX 84. The WinMax Control Software has a Windows(R) based interface and is designed to reduce setup time and improve surface finish. The new WinMax Control Software has 25 key new features and more than 200 enhancements. The VMX 84 with X/Y/Z Axis travels of 84/34/30 inches is our largest machining center and broadens our product line to meet the needs of customers who produce large parts, molds, and dies.

Approximately 88% of worldwide demand for machine tools comes from outside the United States. During fiscal 2005 and 2006, over two-thirds of our sales and service fees were attributable to customers located abroad. Our sales to foreign customers are denominated, and payments by those customers are made, in the prevailing currencies—primarily the Euro and Pound Sterling—in the countries in which those customers are located. Our product costs are incurred and paid primarily in the New Taiwan Dollar and the U.S. Dollar. Changes in currency exchange rates may have a material effect on our consolidated statement of operations and balance sheet as reported under U.S. generally accepted accounting principles. For example, when a foreign currency increases in value relative to the U.S. Dollar, sales made (and expenses incurred) in that currency, when translated to U.S. Dollars for reporting in our financial statements, are higher than would be the case when that currency has a lower value relative to the U.S. Dollar. In the comparisons of our period-to-period results, we discuss not only the increases or decreases in those results as reported in our financial statements (which reflect translation to U.S. Dollars at prevailing exchange rates), but also the effect that changes in exchange rates had on those results.

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

Our financial results for the second quarter of fiscal 2007 reflect increased revenues and operating income compared to the corresponding period of the prior year as a result of significant improvement in foreign markets, primarily in Europe, as well as increased shipments of our larger and higher-priced machines in those markets. The second quarter results also reflect the benefit of a weaker U.S. Dollar when translating foreign sales for financial reporting purposes.

RESULTS OF OPERATIONS

Three Months Ended April 30, 2007 Compared to Three Months Ended April 30, 2006

Sales and Service Fees. Sales and service fees for the second quarter of fiscal 2007 were $42.5 million, an increase of $5.6 million, or 15%, from the amount reported for the prior year period. The growth of second quarter revenues was the result of significant improvement in demand, primarily in European markets, as well as increased shipments of our larger and higher-priced machines in those markets. As noted below, approximately 68% of our sales during the second quarter of fiscal 2007 were derived from European markets. Due to the effects of a weaker U.S. Dollar when translating foreign sales for financial reporting purposes, sales and service fees for the second quarter of fiscal 2007 were approximately $2.8 million, or 8%, more than would have been the case if the foreign sales had been translated at the same rate of exchange that was utilized for the second quarter of fiscal 2006.

The following tables set forth net sales (in thousands) by geographic region and product category for the second quarter of 2007 and 2006:

Net Sales and Service Fees by Geographic Region
	April 30,				Increase
	2007		2006		Amount	%
North America	$11,581	27.3%	$12,550	34.1%	$(969)	(7.7%)
Europe	28,694	67.5%	22,134	60.0%	6,560	29.6%
Asia Pacific	2,219	5.2%	2,177	5.9%	42	1.9%
Total	$42,494	100.0%	$36,861	100.0%	$5,633	15.3%

Sales and service fees in Europe increased by 30% during the 2007 second quarter primarily due to continued market demand and increased penetration into new and existing markets, which resulted in a 22% increase in total unit shipments. The increased sales and service fees also reflect a favorable mix of higher-priced VMX product line shipments compared to the same period in the prior year. Sales and service fees in Europe for the second quarter of fiscal 2007 were favorably impacted by $2.6 million, or 12%, when compared to the same period in the prior year, due to the effect of a weaker U.S. Dollar.

Sales and service fees in Asia increased 2% compared to the prior year period primarily due to a favorable shift in unit shipments from the TM and VM product lines to the higher-priced VMX product line.

Sales and service fees in North America decreased 8% compared to the prior year period primarily due to softening in the market, which resulted in decreased unit shipments of 7%.

Net Sales and Service Fees by Product Category
	April 30,				Increase
	2007		2006		Amount	%

Computerized Machine Tools	$37,246	87.7%	$31,903	86.5%	$5,343	16.7%
Service Fees, Parts and Other	5,248	12.3%	4,958	13.5%	290	5.8%
Total	$42,494	100.0%	$36,861	100.0%	$5,633	15.3%

Sales of computerized machine tools during the second quarter of fiscal 2007 increased 17% over the corresponding period in fiscal 2006. The increase was driven by a 6% increase in overall unit shipments combined with the impact of a favorable product mix, particularly higher-priced VMX products, and the impact of a weaker U.S. Dollar when translating foreign sales for financial reporting purposes.

Orders. New orders booked during the second quarter of fiscal 2007 totaled $48.5 million, an increase of $11.5 million, or 31%, over the amount recorded in the second quarter of fiscal 2006. Orders increased in Europe and Asia by 50% and 23%, respectively, compared to the second quarter of 2006 as a result of continued market demand and increased market penetration. North American orders decreased by 1% due to softening market conditions. Orders for the second quarter of fiscal 2007 were favorably impacted by $3.2 million, or 9%, when compared to the same period in the prior year due to the effect of a weaker U.S. Dollar.

Gross Margin. Gross margin for the second quarter of fiscal 2007 was 39% compared to 36% for the prior year period, as a result of higher volume and a more favorable product mix.

Operating Expenses. Selling, general and administrative expenses were $9.4 million, an increase of 32%, from the $7.1 million reported for the prior year period. The increase was due to the effects of translation of foreign operating expenses for financial reporting purposes, as well as incremental variable expenses related to market expansion, commissions and compensation.

Operating Income. Operating income was $6.9 million, or 16%, of sales and service fees, compared to $6.0 million, or 16%, of sales and service fees for the prior year period.

Other Expense (Income). The increase in other income is the result of improved earnings of our affiliates accounted for using the equity method and increased interest income earned on short-term cash investments.

Income Taxes. Our provision for income taxes during the second quarter of fiscal 2007 was approximately $514,000 higher than in the same period in fiscal 2006 as a result of increased operating income. Our effective tax rate for the second quarter of fiscal 2007 was 37% compared to 36% for the second quarter of 2006.

Six Months Ended April 30, 2007 Compared to Six Months Ended April 30, 2006

Sales and Service Fees. Sales and service fees for the first half of fiscal 2007 were $89.4 million, an increase of $20.6 million, or 30%, from the amount reported for the prior year period. The growth in revenues was primarily the result of significant improvement in demand, primarily in the European market, as well as increased shipments of our larger and higher-priced machines in that market. As noted below, approximately 67% of our sales during the first half of fiscal 2007 were derived from Europe. Due to the effects of a weaker U.S. Dollar when translating foreign sales for financial reporting purposes, sales and service fees for the first half of fiscal 2007 were approximately $5.7 million, or 8%, more than would have been the case if foreign sales had been translated at the same rate of exchange that was utilized for the first half of fiscal 2006.

The following tables set forth net sales (in thousands) by geographic region and product category for the first half of 2007 and 2006:

Net Sales and Service Fees by Geographic Region
	April 30,				Increase
	2007		2006		Amount	%
North America	$24,804	27.8%	$24,880	36.2%	$(76)	(.3%)
Europe	60,188	67.3%	40,178	58.4%	20,010	49.8%
Asia Pacific	4,380	4.9%	3,697	5.4%	683	18.5%
Total	$89,372	100.0%	$68,755	100.0%	$20,617	30.0%

Sales and service fees in Europe increased by 50% during the first half of fiscal 2007, primarily due to favorable market conditions and increased market penetration, which resulted in a 37% increase in total unit shipments. The increased sales and service fees also reflect a favorable mix of higher-priced VMX product line shipments compared to the same period in the prior year. Sales and service fees in Europe for the first half of fiscal 2007 were favorably impacted by $5.4 million, or 14% when compared to the same period in the prior year due to the effect of a weaker U.S. Dollar when translating foreign sales for financial reporting purposes.

Sales and service fees in Asia increased 19% compared to the prior year period primarily due to a favorable shift in unit shipments from the TM and VM product lines to the higher-priced VMX product line.

Unit shipments in North America were unchanged year over year, reflecting softening in the market.

Net Sales and Service Fees by Product Category
	April 30,				Increase
	2007		2006		Amount	%

Computerized Machine Tools	$78,993	88.4%	$59,267	86.2%	$19,726	33.3%
Service Fees, Parts and Other	10,379	11.6%	9,488	13.8%	891	9.4%
Total	$89,372	100.0%	$68,755	100.0%	$20,617	30.0%

Sales of computerized machine tools during the first half of fiscal 2007 increased 33% over the corresponding period in fiscal 2006. The increase was driven by a 17% increase in overall unit shipments combined with the impact of a more favorable mix, particularly higher-priced VMX products, and the impact of a weaker U.S. Dollar when translating foreign sales for financial reporting purposes.

Orders. New orders booked during the first half of fiscal 2007 totaled $95.6 million, an increase of $20.8 million, or 28%, over the amount recorded in the first half of fiscal 2006. Orders increased in Europe by 51.3% compared to the first half of 2006. Orders decreased in North America and Asia by 5% and 2%, respectively,` due to softening in the U.S. machine tool market and timing of order activity in Asia. Orders for the first half of fiscal 2007 were favorably impacted by $6.2 million, or 8%, when compared to the same period in the prior year due to the effect of a weaker U.S. Dollar when translating foreign orders for financial reporting purposes.

Gross Margin. Gross margin for the first half of fiscal 2007 was 38% compared to 35% for the prior year period, as a result of higher volume and more favorable mix.

Operating Expenses. Selling, general and administrative expenses were $18.7 million, an increase of 40%, from the $13.4 million reported for the prior year period. The increase was due to the effects of translation of foreign operating expenses for financial reporting purposes, as well as incremental variable expenses related to market expansion, commissions and compensation.

Operating Income. Operating income was $15.0 million, or 17%, of sales and service fees, compared to $10.7 million, or 16% of sales and service fees for the prior year period.

Other Expense (Income). The increase in other income is the result of improved earnings of our affiliates accounted for using the equity method and increased interest income earned on short-term cash investments.

Income Taxes. Our provision for income taxes during the first half of fiscal 2007 was approximately $1.9 million higher than in the same period in fiscal 2006 as a result of increased operating income. Our effective tax rate for the first half of fiscal 2007 was unchanged at 36% compared to the first half of 2006.

LIQUIDITY AND CAPITAL RESOURCES

At April 30, 2007, we had cash and cash equivalents of $34.5 million, compared to $29.8 million at October 31, 2006. Approximately 45% of the $34.5 million of cash and cash equivalents is denominated in U.S. Dollars. The remaining balances are held outside the U.S. in the local currencies of our various foreign entities and are subject to fluctuations in currency exchange rates. Cash generated from operations totaled $9.0 million for the first half of fiscal 2007, compared to $6.7 million in the prior year period, and was driven by increased net income.

Working capital, excluding short-term debt, was $61.9 million at April 30, 2007, compared to $56.7 million at October 31, 2006.

Capital investments during the first half of fiscal 2007 included normal expenditures for software development projects and purchases of equipment. We funded these expenditures with cash flow from operations.

We eliminated our debt balance by repaying the $4.0 million mortgage for the Indianapolis facility on April 30, 2007. We have an $11.4 million credit facility, which had no outstanding borrowings as of April 30, 2007.

Effective February 27, 2007, we amended our domestic bank credit agreement to allow us to pay dividends and redeem or purchase our capital stock at any time unless we are then or would become in default. All other terms and conditions under this bank credit agreement remain unchanged.

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

In September 2006, the U.S. Securities and Exchange Commission (SEC) staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108). SAB 108 was issued in order to eliminate the diversity in practice surrounding how public companies quantify financial statement misstatements. SAB 108 requires that registrants quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in a misstated amount that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 must be implemented by the end of fiscal 2007. We have not begun implementation of SAB 108 and therefore cannot report the potential impact of the implementation.

CRITICAL ACCOUNTING POLICIES

Our accounting policies, which are described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2006, require our management to make significant estimates and assumptions using information available at the time the estimates are made. These estimates and assumptions significantly affect various reported amounts of assets, liabilities, revenues and expenses. If our future experience differs materially from these estimates and assumptions, our results of operations and financial condition would be affected. There were no material changes to our critical accounting policies during the first half of 2007.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

There have been no material changes from the information provided in our Annual Report on Form 10-K for the fiscal year ended October 31, 2006.

OFF BALANCE SHEET ARRANGEMENTS

From time to time, our subsidiaries guarantee third party payment obligations in connection with the sale of certain machines to customers that use financing. At April 30, 2007 we had 54 outstanding third party guarantees totaling approximately $1.6 million. The terms of our subsidiaries’ guarantees are consistent with the underlying customer financing terms. Upon shipment, the customer has the risk of ownership, but does not obtain title until the machine is paid in full. A retention of title clause allows us to recover the machine if the customer defaults on the lease. We believe that the proceeds obtained from liquidation of the machine would cover any payments required by the guarantee.

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Interest on borrowings on our bank credit facilities are tied to prevailing U.S. and European interest rates. At April 30, 2007, there were no outstanding borrowings under our bank credit facilities.

Foreign Currency Exchange Risk

In fiscal 2007, over two-thirds of our sales and service fees, including export sales, were derived from foreign markets. All of our computerized machine tools and computer control systems, as well as certain proprietary service parts, are sourced by our U.S.-based engineering and manufacturing division and re-invoiced to our foreign sales and service subsidiaries, primarily in their functional currencies.

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

Forward contracts for the sale or purchase of foreign currencies as of April 30, 2007 which are designated as cash flow hedges under SFAS No. 133 were as follows:

	Notional Amount	Weighted Avg.	Contract Amount at Forward Rates in U.S. Dollars
Forward Contracts	in Foreign Currency	Forward Rate	Contract Date	April 30, 2007	Maturity Dates
Sale Contracts:
Euro	32,275,000	1.3234	42,712,735	44,273,048	May 2007 - April 2008
Pound Sterling	4,585,000	1.9287	8,843,090	9,150,531	May 2007 - April 2008
Purchase Contracts:
New Taiwan Dollar	825,000,000	32.48*	25,401,498	24,885,122	May 2007 - January 2008

*NT Dollars per U.S. Dollar

Forward contracts for the sale or purchases of foreign currencies as of April 30, 2007, which were entered into to protect against the effects of foreign currency fluctuations on receivables and payables and are not designated as hedges under SFAS 133, “Accounting Standards for Derivative Instruments and Hedging Activities” denominated in foreign currencies were as follows:

			Contract Amount at Forward Rates in U.S. Dollars
Forward Contracts	Notional Amount in Foreign Currency	Weighted Avg. Forward Rate	Contract Date	April 30, 2007	Maturity Dates
Sale Contracts:
Euro	12,713,322	1.3467	17,121,030	17,380,961	May 2007 - June 2007
Singapore Dollar	6,305,636	0.6607	4,166,261	4,170,241	May 2007 - July 2007
Pound Sterling	1,329,254	1.9863	2,640,297	2,657,156	May 2007 - June 2007
Purchase Contracts:
New Taiwan Dollar	354,100,000	33.06*	10,712,265	10,627,628	May 2007 - July 2007

* NT Dollars per U.S. Dollar

Item 4. CONTROLS AND PROCEDURES

We carried out an evaluation under the supervision and with participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2007 pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of the evaluation date.

There were no changes in our internal controls over financial reporting during the quarter ended April 30, 2007 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 4. SUMBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our annual meeting of the shareholders was held on March 14, 2007. The election of seven directors to the Board of Directors was the only matter submitted to a vote.

The following table sets forth the results of voting on this matter.

Election of Directors Name	Number of Votes FOR	Number of Votes AGAINST or WITHHELD	Abstentions or Broker Non-Votes
Stephen H. Cooper	5,576,883	321,321	482,316
Robert W. Cruickshank	5,244,271	653,933	482,316
Michael Doar	5,594,770	303,434	482,316
Michael P. Mazza	5,600,726	297,478	482,316
Richard T. Niner	5,595,193	303,011	482,316
O. Curtis Noel	5,587,693	310,511	482,316
Charlie Rentschler	5,590,493	307,711	482,316

In addition, as previously reported, on April 5, 2007 the board of directors elected Philip James as an eighth director. All of our directors serve annual terms of office.

Item 5. OTHER INFORMATION

During the period covered by this report, the Audit Committee of our Board of Directors did not engage our independent registered public accounting firm to perform any non-audit services. This disclosure is made pursuant to Section 10A9(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002.

Item 6. EXHIBITS

10.1	Second Amendment to Third Amended and Restated Credit Agreement between the Registrant and JPMorgan Chase Bank, N.A. dated as of February 27, 2007.
11	Computation of per share earnings.
31.1	Certification by the Chief Executive Officer, pursuant to Rule 13a-15(b) under the Securities and Exchange Act of 1934, as amended.
31.2	Certification by the Chief Financial Officer, pursuant to Rule 13a-15(b) under the Securities and Exchange Act of 1934, as amended.
32.1	Certification by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                HURCO COMPANIES, INC.

                                By: /s/ John G. Oblazney
                             John G. Oblazney
                            Vice President and
                            Chief Financial Officer

                                By: /s/ Sonja K. McClelland
                            Sonja K. McClelland
                            Corporate Controller and
                            Principal Accounting Officer

June 8, 2007