Form 10-Q
period 2007-09-06
HURCO COMPANIES INC
filed 2007-09-06
CIK 315374

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

X	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended July 31, 2007 or
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
Yes X    No     .

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

The number of shares of the Registrant's common stock outstanding as of September 1, 2007 was 6,389,720.

HURCO COMPANIES, INC.
July 2007 Form 10-Q Quarterly Report

Table of Contents

Part I - Financial Information

Part II - Other Information

PART I - FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

HURCO COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2007	2006	2007	2006
	(unaudited)		(unaudited)

Sales and service fees	$48,555	$36,597	$137,927	$105,352

Cost of sales and service	30,138	23,762	85,838	68,412

Gross profit	18,417	12,835	52,089	36,940

Selling, general and administrative expenses	10,228	7,392	28,883	20,828

Operating income	8,189	5,443	23,206	16,112

Interest (income) expense, net	(85)	78	(48)	242

Other income (expense), net	548	83	1,406	408

Income before taxes	8,822	5,448	24,660	16,278

Provision for income taxes	3,659	1,646	9,421	5,514

Net income	$5,163	$3,802	$15,239	$10,764

Earnings per common share:

Basic	$.81	$.60	$2.39	$1.71
Diluted	$.80	$.59	$2.37	$1.68

Weighted-average common shares outstanding:

Basic	6,379	6,308	6,379	6,308
Diluted	6,440	6,392	6,435	6,393

The accompanying notes are an integral part of the condensed consolidated financial statements.

HURCO COMPANIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
(Dollars in thousands)

	July 31	October 31
	2007	2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$37,219	$29,846
Accounts receivable	26,968	22,248
Inventories	53,836	43,343
Deferred tax assets	3,965	2,768
Investment	2,114	-
Other	6,433	2,677
Total current assets	130,535	100,882

Property and equipment:
Land	761	761
Building	7,234	7,234
Machinery and equipment	14,111	12,952
Leasehold improvements	1,291	1,147
	23,397	22,094
Less accumulated depreciation and amortization	(13,913)	(12,944)
	9,484	9,150
Non-current assets:
Deferred tax assets	966	1,121
Software development costs, less accumulated amortization	6,229	5,580
Investments and other assets	6,662	7,381
	$153,876	$124,114

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$36,036	$26,605
Accrued expenses	25,215	17,599
Current portion of long-term debt	-	136
Total current liabilities	61,251	44,340

Non-current liabilities:
Long-term debt	-	3,874
Deferred credits and other	645	525
Total liabilities	61,896	48,739

Shareholders’ equity:
Preferred stock: no par value per share; 1,000,000 shares
authorized; no shares issued	-	-
Common stock: no par value; $.10 stated value per share;
12,500,000 shares authorized, and 6,389,720 and 6,346,520
shares issued and outstanding, respectively	639	635
Additional paid-in capital	50,847	50,011
Retained earnings	43,719	28,480
Accumulated other comprehensive income (loss)	(3,225)	(3,751)
Total shareholders’ equity	91,980	75,375
	$153,876	$124,114

The accompanying notes are an integral part of the condensed consolidated financial statements.

HURCO COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollars in thousands)

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2007	2006	2007	2006
	(unaudited)		(unaudited)
Cash flows from operating activities:
Net income	$5,163	$3,802	$15,239	$10,764
Adjustments to reconcile net income to Net cash provided by (used for) operating activities:
Provision for doubtful accounts	(83)	5	160	88
Equity in income of affiliates	(352)	(207)	(972)	(508)
Depreciation and amortization	589	385	1,376	1,117
Stock-based compensation	56	5	422	13
Change in operating assets and liabilities:
(Increase) decrease in accounts receivable	(2,641)	2,471	(3,858)	(1,707)
(Increase) decrease in inventories	(8,679)	(7,307)	(9,203)	(12,475)
Increase (decrease) in accounts payable	7,798	1,090	8,934	11,041
Increase (decrease) in accrued expenses	5,180	1,735	5,677	734
Increase (decrease) in deferred asset	1,190	(184)	694	683
Other	(4,550)	(733)	(5,836)	(1,954)
Net cash provided by operating activities	3,671	1,062	12,633	7,796

Cash flows from investing activities:
Proceeds from sale of equipment	--	30	--	30
Purchase of property and equipment	(508)	(307)	(1,100)	(604)
Software development costs capitalized	(148)	(614)	(1,198)	(1,514)
Other investments	(163)	(3)	(323)	(344)
Net cash used for investing activities	(819)	(894)	(2,621)	(2,432)

Cash flows from financing activities:
Repayment on first mortgage	--	(32)	(4,010)	(94)
Tax benefit from exercise of stock options	31	--	299	499
Proceeds from exercise of common stock options	--	--	119	530
Net cash provided by (used for) financing activities	31	(32)	(3,592)	935

Effect of exchange rate changes on cash	(121)	158	953	646

Net increase in cash and cash equivalents	2,762	294	7,373	6,945

Cash and cash equivalents at beginning of period	34,457	24,210	29,846	17,559

Cash and cash equivalents at end of period	$37,219	$24,504	$37,219	$24,504

The accompanying notes are an integral part of the condensed consolidated financial statements.

HURCO COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
For the nine months ended July 31, 2007 and 2006
(Dollars in thousands except Shares Issued and Outstanding)

	Common Stock		Additional	Retained	Accumulated Other Comprehensive
	Shares Issued & Outstanding	Amount	Paid-In Capital	Earnings (Deficit)	Income (Loss)	Total
	(Dollars in thousands)

Balances, October 31, 2005	6,220,220	$622	$48,701	$13,001	$(3,380)	$58,944

Net income	--	--	--	10,764	--	10,764

Translation of foreign currency financial statements	--	--	--	--	1,390	1,390

Unrealized loss on derivative instruments	--	--	--	--	(1,756)	(1,756)

Comprehensive income	--	--	--	--	--	10,398

Exercise of common stock options	120,800	12	518	--	--	530

Tax benefit from exercise of stock options	--	--	499	--	--	499

Stock-based compensation expense	--	--	13	--	--	13

Balances, July 31, 2006	6,341,020	$634	$49,731	$23,765	$(3,746)	$70,384

Balances, October 31, 2006	6,346,520	$635	$50,011	$28,480	$(3,751)	$75,375

Net income	--	--	--	15,239	--	15,239

Translation of foreign currency financial statements	--	--	--	--	1,702	1,702

Unrealized loss on derivative instruments	--	--	--	--	(1,176)	(1,176)

Comprehensive income	--	--	--	--	--	15,765

Exercise of common stock options	43,200	4	115	--	--	119

Tax benefit from exercise of stock options	--	--	299	--	--	299

Stock-based compensation expense	--	--	422	--	--	422

Balances, July 31, 2007	6,389,720	$639	$50,847	$43,719	$(3,225)	$91,980

The accompanying notes are an integral part of the condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	GENERAL

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

The condensed financial information as of July 31, 2007 and for the three and nine months ended July 31, 2007 and July 31, 2006 is unaudited; however, in our opinion, the interim data include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of our results for, and our financial position at the end of the interim periods.  We suggest that you read these condensed consolidated financial statements in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended October 31, 2006.

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

At July 31, 2007, we had $1,623,000 of losses related to cash flow hedges deferred in Accumulated Other Comprehensive Income (Loss), net of tax.  Of this amount, $877,000 represented unrealized losses related to future cash flow hedge instruments that remain subject to currency fluctuation risk.  These deferred losses will be recorded as an adjustment to Cost of Sales in the periods through July 2008, in which the sale that is the subject of the related hedge contract is recognized, as described above.  Net losses on cash flow hedge contracts, which we reclassified from Accumulated Other Comprehensive Income (Loss) to Cost of Sales in the quarter ended July 31, 2007, were $337,000 compared to net gains of $354,000 for the same period in the prior year.

We also enter into foreign currency forward exchange contracts to protect against the effects of foreign currency fluctuations on receivables and payables denominated in foreign currencies.  These derivative instruments are not designated as hedges under Statement of Financial Accounting Standards No. 133, “Accounting Standards for Derivative Instruments and Hedging Activities” (SFAS 133), and, as a result, changes in their fair value are reported currently as Other Expense (Income), Net in the Consolidated Statement of Operations consistent with the transaction gain or loss on the related foreign denominated receivable or payable.  Such net transaction gains were $17,000 for the quarter ended July 31, 2007, compared to net losses of $239,000 for the same period in prior year.

3.	STOCK OPTIONS

In March 2007, the 1997 Stock Option and Incentive Plan, which allowed us to grant awards of options to purchase shares of our common stock, stock appreciation rights, restricted shares and performance shares, expired and we may no longer make awards under this plan.  Management expects to present to the Board of Directors a new equity-based incentive plan.  If approved by the Board of Directors, the plan will be presented to the shareholders for consideration at the 2008 annual meeting of shareholders.  Options granted under the plan prior to March 2007 remain exercisable for a period up to ten years after the date of grant and vest in equal annual installments as specified by the Compensation Committee of our Board of Directors at the time of grant.  The exercise price of options intended to qualify as incentive stock options may not be less than 100% of the fair market value of a share of common stock on the date of grant.  During the first nine months of fiscal 2007, options to purchase 43,200 shares were exercised, resulting in cash proceeds of approximately $120,000 and an additional tax benefit of approximately $298,000, compared to 120,800 shares exercised in the prior year period resulting in cash proceeds of $530,000 and an additional tax benefit of approximately $499,000.

Effective November 1, 2005, we adopted SFAS No. 123(R), “Share Based Payment,” using the modified prospective method, and began applying its provisions to all options granted as well as to the nonvested portion of previously granted options outstanding at that date.  Compensation expense is determined at the date of grant using the Black-Scholes valuation model.

On November 16, 2006, the Compensation Committee of the Board of Directors granted options with respect to 40,000 shares under the 1997 Plan to certain employees and directors.  The fair value of options awarded was estimated on the date of grant using a Black-Scholes valuation model with assumptions for expected volatility based on the historical volatility of the Company’s stock, contractual term of the options of ten years and a risk-free interest rate based upon a three-year U.S. Treasury yield as of the date of grant.  The options granted to employees vest in three equal annual installments and the directors’ options were granted with immediate vesting as of the date of grant.

The weighted-average fair value of options granted during the nine months ended July 31, 2007 was $22.84 and $24.97 for employees and directors, respectively.   During the nine months ended July 31, 2007 approximately $422,000 of stock-based compensation expense had been recorded related to options granted under the 1997 Plan compared to $13,000 for the same period in the prior year.  As of July 31, 2007 there was approximately $514,000 of total unrecognized stock-based compensation cost that is expected to be recognized over the next twenty-seven months.

A summary of stock option activity for the nine-month period ended July 31, 2007, is as follows:
	Stock Options	Weighted Average Exercise Price

Outstanding at October 31, 2006	88,700	$2.46

Options granted	40,000	$26.69
Options exercised	(43,200)	$2.78
Options cancelled	-	-

Outstanding at July 31, 2007	85,500	$13.63

The total intrinsic value of stock options exercised during the nine-month periods ended July 31, 2007 and 2006 was approximately $1.9 million and $2.1 million, respectively.  The intrinsic value is calculated as the difference between the stock price as of July 31, 2007 and the exercise price of the stock option multiplied by the number of shares exercised.

Summarized information about outstanding stock options as of July 31, 2007, is as follows:

	Outstanding Stock Options Already Vested and Expected to Vest	Options that are outstanding and Exercisable

Number of outstanding options	85,500	55,500

Weighted average remaining contractual life	7.7	4.6
Weighted average exercise price per share	$13.63	$6.57

Intrinsic value	$2,817,000	$2,220,000

4.	EARNINGS PER SHARE

Basic and diluted earnings per common share are based on the weighted average number of our shares of common stock outstanding.  Diluted earnings per common share give effect to outstanding stock options using the treasury method.  The diluted number of shares for the three months ended July 31, 2007 and 2006 was 61,000 and 84,000, respectively.

5.	ACCOUNTS RECEIVABLE

Accounts receivable are net of allowance for doubtful accounts of $796,000 as of July 31, 2007 and $635,000 as of October 31, 2006.

6.	INVENTORIES

Inventories, priced at the lower of cost (first-in, first-out method) or market, are summarized below (in thousands):

	July 31, 2007	October 31, 2006
Purchased parts and sub-assemblies	$11,918	$7,645
Work-in-process	9,866	7,608
Finished goods	32,052	28,090
	$53,836	$43,343

7.	SEGMENT INFORMATION

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

From time to time, our subsidiaries guarantee third party payment obligations in connection with the sale of certain machines to customers that use financing.  At July 31, 2007 we had 53 outstanding third party guarantees totaling approximately $1.6 million.  The terms of our subsidiaries’ guarantees are consistent with the underlying customer financing terms.  Upon shipment, the customer has the risk of ownership, but does not obtain title until the machine is paid in full.  A retention of title clause allows us to recover the machine if the customer defaults on the lease.  We believe that the proceeds obtained from liquidation of the machine would cover any payments required by the guarantee.

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

	Nine months ended
	7/31/07	7/31/06
Balance, beginning of period	$1,926	$1,618
Provision for warranties during the period	1,836	1,851
Charges to the accrual	(1,593)	(1,371)
Impact of foreign currency translation	82	76
Balance, end of period	$2,251	$2,174

9.	COMPREHENSIVE INCOME

A reconciliation of our net income to comprehensive income is as follows (in thousands):
	Three months ended
	7/31/07	7/31/06
Net income	$5,163	$3,802
Translation of foreign currency financial statements	337	85
Unrealized gain (loss) on derivative instruments	193	(1,131)
Comprehensive income	$5,693	$2,756

10.	DEBT AGREEMENT

Effective February 27, 2007, we amended our domestic bank credit agreement to allow us to pay dividends and redeem or purchase our capital stock at any time unless we are then or would become in default.  All other terms and conditions under this bank credit agreement remain unchanged.

11.	RELATED PARTY TRANSACTIONS

On July 31, 2007, we owned approximately 24% of the outstanding shares of Quaser Machine Tools, Inc. (Quaser), a Taiwanese-based contract manufacturer.  On August 16, 2007, we entered into a contract for the sale of our shares for $2.1 million, which is approximately our carrying value.  The sale is anticipated to close during the fourth quarter of 2007.  We have reclassified our equity investment in Quaser as a current asset on our consolidated balance sheet as of July 31, 2007.  No material gain or loss is expected to be recognized as a result of this sale.  However, as of July 31, 2007, we recorded an estimated tax liability of $740,000 based upon our anticipated tax gain on the sale of the investment.

Item 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our computerized metal cutting machine tools are manufactured in Taiwan to our specifications by our wholly owned subsidiary, Hurco Manufacturing Limited (HML), and a minority owned affiliate.  We sell our products through more than 150 independent agents and distributors in countries throughout North America, Europe and Asia.  We also have direct sales and service organizations in Canada, England, France, Germany, Italy, Singapore and China.

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

Our high levels of foreign manufacturing and sales also subject us to cash flow risks due to fluctuating currency exchange rates.  We seek to mitigate those risks through the use of various hedging instruments – principally foreign currency forward exchange contracts.

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

Our financial results for the third quarter of fiscal 2007 reflect increased revenues and operating income compared to the corresponding period of the prior year as a result of significant improvement in foreign markets, primarily in Europe, as well as increased shipments of our larger and higher-priced machines in those markets.  The third quarter results also reflect the benefit of a weaker U.S. Dollar when translating foreign sales for financial reporting purposes.

RESULTS OF OPERATIONS

Three Months Ended July 31, 2007 Compared to Three Months Ended July 31, 2006

Sales and Service Fees.  Sales and service fees for the third quarter of fiscal 2007 were $48.6 million, an increase of $12.0 million, or 33%, from the amount reported for the prior year period.  The growth of third quarter revenues was the result of significant improvement in demand, primarily in European markets, as well as increased shipments of our larger and higher-priced machines in those markets.  As noted below, approximately 68% of our sales during the third quarter of fiscal 2007 were derived from European markets, which realize higher prices and margins compared to the North American and Asian markets.  Due to the effects of a weaker U.S. Dollar when translating foreign sales for financial reporting purposes, sales and service fees for the third quarter of fiscal 2007 were approximately $2.1 million, or 6%, more than would have been the case if the foreign sales had been translated at the same rate of exchange that was utilized for the third quarter of fiscal 2006.

The following tables set forth net sales (in thousands) by geographic region and product category for the third quarter of 2007 and 2006:

Net Sales and Service Fees by Geographic Region
	July 31,				Increase
	2007		2006		Amount	%
North America	$13,086	26.9%	$11,297	30.8%	$1,789	15.8%
Europe	33,044	68.1%	22,059	60.3%	10,985	49.8%
Asia Pacific	2,425	5.0%	3,241	8.9%	(816)	(25.2%)
Total	$48,555	100.0%	$36,597	100.0%	$11,958	32.7%

Sales and service fees in Europe increased by 50% during the 2007 third quarter primarily due to continued market demand and increased penetration into new and existing markets, which resulted in a 35% increase in total unit shipments.  The increased sales and service fees also reflect a favorable mix of higher-priced VMX product line shipments compared to the same period in the prior year.  Sales and service fees in Europe for the third quarter of fiscal 2007 were favorably impacted by $2.1 million, or 9%, when compared to the same period in the prior year, due to the effect of a weaker U.S. Dollar.

Sales and service fees in North America increased 16% primarily due to a favorable mix of higher-priced VMX product line shipments, as total unit shipments remained relatively unchanged compared to the same period in the prior year.

Sales and service fees in Asia decreased 25% compared to the prior year period primarily due to the timing of two large non-recurring orders received in the third quarter of 2006.  The decreased sales and service fees were partially offset by the favorable impact of a weaker U.S. Dollar.

Net Sales and Service Fees by Product Category
	July 31,				Increase
	2007		2006		Amount	%

Computerized Machine Tools	$42,959	88.5%	$31,755	86.8%	$11,204	35.3%
Service Fees, Parts and Other	5,596	11.5%	4,842	13.2%	754	15.6%
Total	$48,555	100.0%	$36,597	100.0%	$11,958	32.7%

Sales of computerized machine tools during the third quarter of fiscal 2007 increased 35% over the corresponding period in fiscal 2006. The increase was driven by a 14% increase in overall unit shipments combined with the impact of a favorable product mix, particularly higher-priced VMX products, and the impact of a weaker U.S. Dollar when translating foreign sales for financial reporting purposes.

Orders. New orders booked during the third quarter of fiscal 2007 totaled $48.6 million, an increase of $10.7 million, or 28%, over the amount recorded in the third quarter of fiscal 2006.  Orders increased in both Europe and North America by 35% compared to the third quarter of 2006 as a result of continued market demand and increased market penetration.  Asian orders decreased by 36% due to the timing of two large non-recurring orders received in the third quarter of last year. Orders for the third quarter of fiscal 2007 were favorably impacted by $2.0 million, or 5%, when compared to the same period in the prior year due to the effect of a weaker U.S. Dollar.

Gross Margin.  Gross margin for the third quarter of fiscal 2007 was 38% compared to 35% for the prior year period, as a result of increased volume in higher margin European sales regions and a more favorable product mix.

Operating Expenses.  Selling, general and administrative expenses were $10.2 million, an increase of 38%, from the $7.4 million reported for the prior year period. The increase was due to the effects of translation of foreign operating expenses for financial reporting purposes, as well as incremental variable expenses related to market expansion, commissions and other administrative expenses.

Operating Income.  Operating income was $8.2 million, or 17%, of sales and service fees, compared to $5.4 million, or 15%, of sales and service fees for the prior year period.

Other Expense (Income).  The increase in other income is the result of improved earnings of our affiliates accounted for using the equity method and increased interest income earned on short-term cash investments.

Income Taxes.  Our effective tax rate for the third quarter of fiscal 2007 was 41% compared to 30% for the same period in the prior year.   The increase is a result of an adjustment for estimated tax liability for the anticipated sale of our minority interest in Quaser, partially offset by a net reduction in domestic income tax due to changes in state tax laws.  Our effective tax rate for the third quarter of fiscal 2007, excluding these adjustments, was 38%.

The 30% effective tax rate for the third quarter of fiscal 2006 included a one-time benefit as a result of tax planning strategies implemented during the quarter.  The effective tax rate for the third quarter of fiscal 2006, excluding the adjustment, was 34%.

Nine Months Ended July 31, 2007 Compared to Nine Months Ended July 31, 2006

Sales and Service Fees.  Sales and service fees for the first nine months of fiscal 2007 were $137.9 million, an increase of $32.6 million, or 31%, from the amount reported for the prior year period.  The growth in revenues was primarily the result of significant improvement in demand, primarily in the European market, as well as increased shipments of our larger and higher-priced machines in that market.  As noted below, approximately 68% of our sales during the first nine months of fiscal 2007 were derived from European markets, which realize higher prices and margins compared to the North American and Asian markets. Due to the effects of a weaker U.S. Dollar when translating foreign sales for financial reporting purposes, sales and service fees for the first nine months of fiscal 2007 were approximately $7.8 million, or 7%, more than would have been the case if foreign sales had been translated at the same rate of exchange that was utilized for the first nine months of fiscal 2006.

The following tables set forth net sales (in thousands) by geographic region and product category for the first nine months of 2007 and 2006:

Net Sales and Service Fees by Geographic Region
	July 31,				Increase
	2007		2006		Amount	%
North America	$37,890	27.5%	$36,177	34.3%	$1,713	4.7%
Europe	93,233	67.6%	62,236	59.1%	30,997	49.8%
Asia Pacific	6,804	4.9%	6,939	6.6%	(135)	(1.9%)
Total	$137,927	100.0%	$105,352	100.0%	$32,575	30.9%

Sales and service fees in Europe increased by 50% during the first nine months of fiscal 2007, primarily due to favorable market conditions and increased market penetration, which resulted in a 36% increase in total unit shipments.  The increased sales and service fees also reflect a favorable mix of higher-priced VMX product line shipments compared to the same period in the prior year.  Sales and service fees in Europe for the first nine months of fiscal 2007 were favorably impacted by $7.5 million, or 12% when compared to the same period in the prior year due to the effect of a weaker U.S. Dollar when translating foreign sales for financial reporting purposes.

Sales and service fees in North America increased 5% primarily due to a favorable mix of higher-priced VMX product line shipments, as total unit shipments remained relatively unchanged compared to the same period in the prior year.

Sales and service fees in Asia decreased 2% compared to the prior year period primarily due to the timing of two large non-recurring orders received in the third quarter of 2006.  The decreased sales and service fees were partially offset by the favorable impact of a weaker U.S. Dollar.

Net Sales and Service Fees by Product Category
	July 31,				Increase
	2007		2006		Amount	%

Computerized Machine Tools	$121,952	88.4%	$91,023	86.4%	$30,929	34.0%
Service Fees, Parts and Other	15,975	11.6%	14,329	13.6%	1,646	11.5%
Total	$137,927	100.0%	$105,352	100.0%	$32,575	30.9%

Sales of computerized machine tools during the first nine months of fiscal 2007 increased 34% over the corresponding period in fiscal 2006. The increase was driven by a 16% increase in overall unit shipments combined with the impact of a more favorable mix, particularly higher-priced VMX products, and the impact of a weaker U.S. Dollar when translating foreign sales for financial reporting purposes.

Orders. New orders booked during the first nine months of fiscal 2007 totaled $144.2 million, an increase of $31.5 million, or 28%, over the amount recorded in the first nine months of fiscal 2006.  Orders increased in Europe and North America by 45% and 7%, respectively, compared to the first nine months of 2006 as a result of continued market demand and increased market penetration.  Asian orders decreased by 12% due to the timing of two large non-recurring orders received in the third quarter of last year. Orders for the first nine months of fiscal 2007 were favorably impacted by $8.2 million, or 7%, when compared to the same period in the prior year due to the effect of a weaker U.S. Dollar.

Gross Margin.  Gross margin for the first nine months of fiscal 2007 was 38% compared to 35% for the prior year period, as a result of higher volume and more favorable mix.

Operating Expenses.  Selling, general and administrative expenses were $28.9 million, an increase of 39%, from the $20.8 million reported for the prior year period. The increase was due to the effects of translation of foreign operating expenses for financial reporting purposes, as well as incremental variable expenses related to market expansion, commissions and administrative expenses.

Operating Income.  Operating income was $23.2 million, or 17%, of sales and service fees, compared to $16.1 million, or 15% of sales and service fees for the prior year period.

Other Expense (Income).  The increase in other income is the result of improved earnings of our affiliates accounted for using the equity method and increased interest income earned on short-term cash investments.

Income Taxes.Our effective tax rate for the first nine months of fiscal 2007 was 38% compared to 34% for the same period in the prior year.  The increase in the effective tax rate for the first nine months of fiscal 2007 is a result of an adjustment for estimated tax liability for the anticipated sale of our interest in Quaser, partially offset by a net reduction in domestic income tax for enacted changes in state tax laws.

LIQUIDITY AND CAPITAL RESOURCES

At July 31, 2007, we had cash and cash equivalents of $37.2 million, compared to $29.8 million at October 31, 2006.  Approximately 67% of the $37.2 million of cash and cash equivalents is denominated in U.S. Dollars.  The remaining balances are held outside the U.S. in the local currencies of our various foreign entities and are subject to fluctuations in currency exchange rates. Cash generated from operations totaled $12.6 million for the first nine months of fiscal 2007, compared to $7.8 million in the prior year period, and was driven by increased net income.

Working capital, excluding short-term debt, was $69.3 million at July 31, 2007, compared to $56.7 million at October 31, 2006.

Capital investments during the first nine months of fiscal 2007 included normal expenditures for software development projects and purchases of equipment.  We funded these expenditures with cash flow from operations.

We eliminated our debt balance by repaying the $4.0 million mortgage for the Indianapolis facility on April 30, 2007. We have an $11.5 million credit facility, which had no outstanding borrowings as of July 31, 2007.

Effective February 27, 2007, we amended our domestic bank credit agreement to allow us to pay dividends and redeem or purchase our capital stock at any time unless we are then or would become in default.  All other terms and conditions under this bank credit agreement remain unchanged.

On July 12, 2007, we filed with the SEC a registration statement on Form S-3 utilizing the “shelf” registration process.  The registration statement was declared effective on July 26, 2007.  This registration statement allows us to offer and sell from time to time, in one or more transactions, a variety of securities, including common stock, preferred stock, warrants, depositary shares and debt securities, up to an aggregate amount of $200 million, if and when authorized by the Board of Directors.

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

In September 2006, the Securities and Exchange Commission staff issued Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108).  SAB 108 was issued in order to eliminate the diversity in practice surrounding how public companies quantify financial statement misstatements.  SAB 108 requires that registrants quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in a misstated amount that, when all relevant quantitative and qualitative factors are considered, is material.  During the third quarter of fiscal 2007 we adopted SAB 108.  The adoption of this standard did not have an effect on the consolidated financial statements.

CRITICAL ACCOUNTING POLICIES

Our accounting policies, which are described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2006, require our management to make significant estimates and assumptions using information available at the time the estimates are made.  These estimates and assumptions significantly affect various reported amounts of assets, liabilities, revenues and expenses.  If our future experience differs materially from these estimates and assumptions, our results of operations and financial condition would be affected.  There were no material changes to our critical accounting policies during the first nine months of 2007.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

There have been no material changes from the information provided in our Annual Report on Form 10-K for the fiscal year ended October 31, 2006.

OFF BALANCE SHEET ARRANGEMENTS

From time to time, our subsidiaries guarantee third party payment obligations in connection with the sale of certain machines to customers that use financing.  At July 31, 2007 we had 53 outstanding third party guarantees totaling approximately $1.6 million.  The terms of our subsidiaries’ guarantees are consistent with the underlying customer financing terms.  Upon shipment, the customer has the risk of ownership, but does not obtain title until the machine is paid in full.  A retention of title clause allows us to recover the machine if the customer defaults on the lease.  We believe that the proceeds obtained from liquidation of the machine would cover any payments required by the guarantee.

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

We discuss these and other important risks and uncertainties that may affect our future operation in Part I, Item 1A – Risk Factors in our most recent Annual Report on Form 10-K and may update that discussion in Part II, Item 1A – Risk Factors in this or another Quarterly Report on Form 10-Q we file hereafter.

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

Item 3.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk
Interest on borrowings on our bank credit facilities are tied to prevailing U.S. and European interest rates.  At July 31, 2007, there were no outstanding borrowings under our bank credit facilities.

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

Forward contracts for the sale or purchase of foreign currencies as of July 31, 2007 which are designated as cash flow hedges under SFAS No. 133 were as follows:

	Notional Amount	Weighted Avg.		Contract Amount at Forward Rates in U.S. Dollars
Forward Contracts	in Foreign Currency	Forward Rate		Contract Date	July 31, 2007	Maturity Dates
Sale Contracts:
Euro	26,400,000	1.3359		35,267,760	36,272,624	August 2007 - July 2008
Pound Sterling	3,310,000	1.9441		6,434,971	6,712,360	August 2007 - July 2008
Purchase Contracts:
New Taiwan Dollar	765,000,000	32.3928	*	23,616,359	23,481,778	August 2007 - April 2008

*NT Dollars per U.S. Dollar

Forward contracts for the sale or purchases of foreign currencies as of July 31, 2007, which were entered into to protect against the effects of foreign currency fluctuations on receivables and payables and are not designated as hedges under SFAS 133, “Accounting Standards for Derivative Instruments and Hedging Activities” denominated in foreign currencies were as follows:

				Contract Amount at Forward Rates in U.S. Dollars
Forward Contracts	Notional Amount in Foreign Currency	Weighted Avg. Forward Rate		Contract Date	July 31, 2007	Maturity Dates
Sale Contracts:
Euro	15,792,293	1.3652		21,559,639	21,650,023	August - September 2007
Singapore Dollar	1,629,534	2.0248		3,299,480	3,313,307	August - September 2007
Pound Sterling	9,458,261	1.5152		6,242,252	6,268,836	August - October 2007
Purchase Contracts:
New Taiwan Dollar	529,400,000	32.7111	*	16,184,119	16,158,936	August - October 2007

* NT Dollars per U.S. Dollar

Item 4.                      CONTROLS AND PROCEDURES

We carried out an evaluation under the supervision and with participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2007 pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended.  Based upon that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of the evaluation date.

There were no changes in our internal controls over financial reporting during the quarter ended July 31, 2007 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

We are involved in various claims and lawsuits arising in the normal course of our business.  We believe it is remote that any of these claims will have a material adverse effect on our consolidated financial position or results of operations.

Item 1A.RISK FACTORS

There have been no material changes from the risk factors disclosed in Part I, Item 1A – Risk Factors in our Annual Report on Form 10-K for the year ended October 31, 2006.

Item 5.OTHER INFORMATION

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

September 6, 2007