Form 10-K
period 2007-10-31
HURCO COMPANIES INC
filed 2008-01-10
CIK 315374

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K
(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended October 31, 2007or
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to _________.

Commission File No. 0-9143
HURCO COMPANIES, INC.
(Exact name of registrant as specified in its charter)
Indiana	35-1150732
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

One Technology Way
Indianapolis, Indiana	46268
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code     (317) 293-5309

Securities registered pursuant to Section 12(b) of the Act:	None
Securities registered pursuant to Section 12(g) of the Act:	Common Stock, No Par Value
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

The aggregate market value of the registrant’s voting stock held by non-affiliates as of April 30, 2007 (the last day of our most recently completed second quarter) was $281,851,000.

The number of shares of the registrant’s common stock outstanding as of January 8, 2008 was 6,392,220.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the registrant’s Proxy Statement for its 2008 Annual Meeting of Shareholders (Part III).

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

PART I

Item1.	BUSINESS

General

Hurco Companies, Inc. is an industrial technology company.  We design, manufacture and sell computerized machine tools to companies in the metal working industry through a worldwide sales, service and distribution network.  Although our computer control systems and software products are proprietary, they predominantly use industry standard personal computer components.  Our computer control systems and software products are primarily sold as integral components of our computerized machine tool products.  As used in this report, the words “we”, “us” and “our” refer to Hurco Companies, Inc. and its consolidated subsidiaries.

Since our founding in 1968, we have been a leader in the introduction of interactive computer control systems that automate manufacturing processes and improve productivity in the metal parts manufacturing industry. Hurco pioneered the application of microprocessor technology and conversational programming software for use on machine tools.  We have concentrated on designing “user-friendly” computer control systems that can be operated by both skilled and unskilled machine tool operators and yet are capable of instructing a machine to perform complex tasks.  The combination of microprocessor technology and patented interactive, conversational programming software in our computer control systems enables operators on the production floor to quickly and easily create a program for machining a particular part from a blueprint or computer-aided design file and immediately begin machining that part.

Our executive offices and principal design and engineering operations are headquartered in Indianapolis, Indiana.  Sales, application engineering and service offices are located in Indianapolis, Indiana; Mississauga, Canada; High Wycombe, England; Munich, Germany; Paris, France; Milan, Italy; Singapore and Taichung, Taiwan.  We also have a representative sales office in Shanghai, China, and a technical center in Shenzhen, China.  Distribution facilities are located in Los Angeles, California, Venlo, the Netherlands, and Singapore, and our principal manufacturing facility is located in Taiwan.  In November 2006, we registered a distribution company in India and throughout 2007 we established distributor relationships that enable us to sell our products throughout India.  As part of our plan to increase capacity and reduce manufacturing costs, we also opened a new manufacturing facility in Ningbo, China.  This facility currently focuses on machining castings and components to support our manufacturing operation in Taiwan.  In the future, the Ningbo facility can be expanded to include sub-assembly operations.  Eventually, machines designed specifically for the Chinese market will be produced at the Ningbo facility.

Our strategy is to design, manufacture and sell to the global metalworking market a comprehensive line of computerized machine tools that incorporate our proprietary, interactive computer control technology.  Our technology is designed to enhance the machine tool user's productivity through ease of operation and higher levels of machine performance (speed, accuracy and surface finish quality).  We use an open system software architecture that permits our computer control systems and software to be produced using standard PC hardware. We have emphasized a “user-friendly” design that employs both interactive conversational and graphical programming software. Each year we have expanded our product offering to meet customer needs, which has led us to design and manufacture more complex machining centers with advanced capabilities.  We utilize a disciplined approach to strategically enter new geographic markets, as appropriate.  Our introduction of new, technologically advanced products, combined with our expansion into new markets, has resulted in our significant growth over the last several years.  In addition to this strong organic growth, our recent performance and current financial strength also provide us with the capability to pursue opportunistic acquisitions that are consistent with our strategic focus on expanding our product line and entering new markets.

Industry

Machine tool products are considered capital goods, which makes them part of an industry that has historically been highly cyclical.

Although, industry association data for the U.S. machine tool market is available, that market accounts for only 11% of worldwide consumption.  Reports available for the U.S. machine tool market include:

•
United States Machine Tool Consumption – generated by the Association for Manufacturing Technology and American Machine Tool Distributor Association, this report includes metal cutting machines of all types and sizes, including segments in which we do not compete

•	Purchasing Manager’s Index - developed by the Institute for Supply Management and reports activity levels in U.S. manufacturing plants that purchase machine tools

•	Capacity Utilization of Manufacturing Companies – issued by the Federal Reserve Board

A limited amount of information for foreign markets is available, and different reporting methodologies are used by various countries.  Machine tool consumption data published by Gardner Publications, Inc., calculates machine tool consumption annually by country.  It is important to note that data for foreign countries is based on government reports that may lag six to twelve months and therefore is unreliable for forecasting purposes.

Demand for capital equipment can fluctuate during periods of changing economic conditions.  Manufacturers and suppliers of capital goods, such as Hurco, are often the first to experience these changes in demand. Additionally, since our order backlog is approximately 60 days, it is difficult to estimate demand with any reasonable certainty. Therefore, we do not have the benefit of relying on the common leading indicators that are available to many other industries for market analysis and forecasting purposes.

Products

Our core products consist of general purpose computerized machine tools for the metal cutting industry.  These are, principally, vertical machining centers (mills) and turning centers (lathes), with which our proprietary software and computer control systems are fully integrated. We also produce computer control systems and related software for press brake applications that are sold as retrofit control systems.   Additionally, we produce and distribute software options, control upgrades, hardware accessories and replacement parts for our machine tool product lines and provide operator training and support services to our customers.

The following table sets forth the contribution of each of our product groups to our total sales and service fees during each of the past three fiscal years:

Net Sales and Service Fees by Product Category
(Dollars in thousands)	Year ended October 31,
	2007		2006		2005
Continuing Products and Services
Computerized Machine Tools	$165,832	88.2%	$128,946	86.8%	$107,313	85.5%
Computer Control Systems and Software *	5,291	2.8%	4,694	3.2%	4,129	3.3%
Service Parts	12,096	6.4%	10,494	7.0%	9,991	8.0%
Service Fees	4,828	2.6%	4,383	3.0%	4,076	3.2%
Total	$188,047	100%	$148,517	100%	$125,509	100%
* Amounts shown do not include computer control systems sold as integrated components of computerized machine tools.

Computerized Machine Tools – Machining Centers

We design, manufacture and sell computerized machine tools equipped with a fully integrated interactive computer control system. During fiscal 2007 our twin touch-screen control console and our single touch-screen control console were shipped with our new WinMax® software. Our computer control system enables a machine tool operator to create complex two-dimensional or three-dimensional machining programs directly from an engineering drawing or computer aided design geometry file. An operator with little or no machine tool programming experience can successfully create a program with minimal training and begin machining the part in a short period of time.  The control features an operator console with a liquid crystal display (LCD), and incorporates an upgradeable personal computer (PC) platform using a Pentium®* class processor with solid rendering graphical programming.  In addition, WinMax® has a Windows®** based operating system to enable users to improve shop floor flexibility and software productivity. File management, process control, networking, and combining programming formats are enhanced with the new WinMax® control software.

In the intensely competitive global manufacturing marketplace, significant increases in productivity are being derived from control and software technologies. Companies using computer controlled machine tools are better able to:

•	maximize the efficiency of their human resources
•	continue to expand their capability of making more advanced and complex parts from a wide range of materials and multiple processes
•	maintain the ability to incorporate fast moving changes in technology into their operations to keep their competitive edge
•	continue to integrate themselves into the global supply chain of their customers by supporting small to medium lot sizes for “just in time” initiatives

*Pentium® is a registered trademark of Intel Corporation.
**Windows® is a registered trademark of Microsoft Corporation.

Our Windows®** based control facilitates our ability to meet these customer needs. Companies are finding that the familiar Windows®** operating system coupled with the Hurco conversational style of program creation means that their operators are capable of creating and editing part programs without the overhead of specialized computer aided design and computer aided manufacturing programmers. With the ability to transfer most computer aided design data directly into a Hurco program, programming time becomes minutes instead of hours.

Products today are being designed to meet the demand for machining complex parts with greater part accuracies.  Our proprietary controls with WinMax® software and Pentium®* processors are capable of processing the large amounts of data required for these parts to be processed at world-class speeds and accuracies. We continue to add technology to our control design as it becomes available.

Our offering of machining centers, currently equipped with either a twin touch-screen or single touch-screen control console, consists of the following four product lines:

VM Product Line

The VM product line consists of moderately priced vertical machining centers for the entry-level market. Their design premise of a machining center with a large work cube and a small footprint optimizes the use of available floor space. The VM line consists of four models in three sizes with X-axis (horizontal) travels of 26, 40, and 50 inches. The base prices of the VM machines range from $40,000 to $80,000.

VMX Product Line

The VMX product line consists of higher performing vertical machining centers aimed at manufacturers that require greater part accuracy. It is our signature product line. The VMX line consists of 14 models in seven sizes with X-axis travels of 24, 30, 40, 50, 60, 64, and 84 inches. The base prices of VMX machines range from $50,000 to $200,000.

Five-Axis and Horizontal Machining Centers

The Five-Axis and Horizontal product line is targeted at manufacturers seeking to produce complex multi-sided parts in a single setup. Purchasing one of these machining centers can yield significant productivity gains for operations that previously processed each side of a part individually.  The Five-Axis and Horizontal product line in 2007 consisted of four models, three vertical cutting machines and one horizontal cutting machine.  The base prices of the five-axis and horizontal machines range from $160,000 to $180,000.

TM/TMM Product Line

Since its introduction in fiscal 2005, we have continued to expand the TM turning center (horizontal slant-bed lathe) product line. The TM series is designed for entry-level job shops and contract manufacturers seeking efficient processing of small to medium lot sizes. The TM is offered in three models with chucks of 6, 8, and 10 inches respectively. In September 2006, we further enhanced the capability of the TM turning centers with the addition of “live” or powered tooling on the lathe turret. Designated as the TMM product line, these machines allow our customers to complete a number of secondary milling, drilling and tapping operations, while the part is still held in the chuck after the turning operations are complete. This ability to “mill/turn” or “multi-task” on the same machine in a single setup can provide significant productivity gains. Two TMM models with this capability are being offered.  The base prices of the TM/TMM machines range from $40,000 to $85,000.

*Pentium® is a registered trademark of Intel Corporation.
**Windows® is a registered trademark of Microsoft Corporation.

Computer Control Systems and Software

The following machine tool computer control systems and software products are sold directly to end-users and/or to original equipment manufacturers.

Autobend®

Autobend® computer control systems are applied to metal bending press brake machines that form parts from sheet metal and steel plate.  They consist of a microprocessor-based computer control and back gauge (an automated gauging system that determines where the bend will be made).  We have manufactured and sold the Autobend® product line since 1968.  We currently market two models of our Autobend® computer control systems for press brake machines, in combination with six different back gauges, through distributors to end-users as retrofit units for installation on existing or new press brake machines, as well as to original equipment manufacturers and importers.

Software Products

In addition to our standard computer control features, we offer software option products for two-dimensional and three-dimensional programming.  These products are sold to users of our computerized machine tools equipped with our twin touch-screen or single touch-screen consoles featuring WinMax® control software.  The options include: Swept Surface, SelectSurface Finish Quality (SFQ), DXF Transfer, UltiNetTM, UltiPocketTM, Conversational Part and Tool Probing, and Advanced Verification Graphics.

Our Swept Surface software option simplifies programming of 3D contours and significantly reduces programming time. SelectSurface Finish Quality (SFQ) lets the customer control surface finish quality and run time in one easy step.

The DXF Transfer software option can substantially increase operator productivity because it eliminates manual data entry of part features by transferring AutoCADTM drawing files directly into the Hurco computer control or into our desktop programming software, WinMax Desktop.

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

The Advanced Verification Graphics feature significantly reduces both scrap and programming time because it provides customers with three-dimensional, solid rendering of the part including dynamic rotation. This feature allows a customer to view the rendered part from any angle without needing to redraw it.

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

Our computerized metal cutting machine tools are manufactured to our specifications primarily by our wholly owned subsidiary in Taiwan, Hurco Manufacturing Limited (HML).  This subsidiary has increased our overall capacity and reduced our dependence on other manufacturers.  In addition, we have a relationship with a contract machine manufacturer in Taiwan that produces certain models included in our product line. Both of these companies conduct final assembly operations and are supported by a network of sub-contract suppliers of components and sub-assemblies.  In 2006, we opened a new manufacturing facility in Ningbo, China that focuses on the machining of castings and components to support production in Taiwan.  In the future, we can expand the Ningbo facility to include sub-assembly operations.  Eventually, we expect that machines designed specifically for the Chinese market will be produced at the Ningbo facility.

We have a contract manufacturing agreement for computer control systems with Hurco Automation, Ltd., a Taiwanese company in which we have a 35% ownership interest.  This company produces all of our computer control systems to our specifications, sources industry standard computer components and our proprietary parts, performs final assembly, and conducts test operations.

We work closely with our wholly owned subsidiaries, contract manufacturer, key component suppliers, and our minority-owned affiliate to ensure that their production capacity will be sufficient to meet the projected demand for our machine tool products.  We continue to consider additional contract manufacturing resources to increase our long term capacity. Many of the key components used in our machines can be sourced from multiple suppliers. However, any prolonged interruption of operations or significant reduction in the capacity or performance capability of our Taiwanese manufacturing facilities, or key component suppliers could have a material adverse effect on our operations.

Marketing and Distribution

We sell our products through more than 170 independent agents and distributors in countries throughout North America, Europe and Asia.  Although some of our distributors may carry competitive products, the Hurco line is the primary line for the majority of our distributors globally.  We also have direct sales personnel in Canada, England, France, Germany, Italy, Singapore and China, which are among the world's principal machine tool consuming countries.

Approximately 89% of the worldwide demand for computerized machine tools and computer control systems is outside the United States.  In fiscal 2007, more than two-thirds of our revenues were from overseas customers.  No single end-user or distributor of our products accounted for more than 5% of our total sales and service fees.

The end-users of our computerized machine tools are precision tool, die and mold manufacturers, independent metal parts manufacturers, and specialized production application or prototype departments within large manufacturing companies.  Industries served include aerospace, defense, medical equipment, energy, automotive/transportation, electronics and computer equipment.

Our computerized machine tool software options and accessories are sold primarily to end-users.  We sell our Autobend® computer control systems to original equipment manufacturers of new machine tools who integrate them with their own products prior to the sale of those products to their own customers, to retrofitters of used machine tools who integrate them with those machines as part of the retrofitting operation, and to end-users who have an installed base of machine tools, either with or without related computer control systems.

Demand

We believe that advances in industrial technology and the related demand for automated process improvements drive demand for our products.

Other factors affecting demand include:

•	the need to continuously improve productivity and shorten cycle time
•	an aging machine tool installed base that will require replacement with more advanced and efficient technology created by shorter product life cycles
•	the industrial development of emerging markets in Asia and Eastern Europe
•	the declining supply of skilled machinists

Demand for our products is also highly dependent upon economic conditions and the general level of business confidence, as well as such factors as production capacity utilization and changes in governmental policies regarding tariffs, corporate taxation, and other investment incentives.  By marketing and distributing our products on a worldwide basis, we seek to reduce the impact of adverse changes in economic conditions that might occur in a particular geographic region.

Competition

We compete with many other machine tool producers in the United States and foreign markets.  Most of our competitors are larger and have greater financial resources than our company.  In the United States and European metal cutting markets, major competitors include Haas Automation, Inc., Daewoo, Miltronics, Deckel Maho Gildemeister Group (DMG), Hardinge Inc. and MAG Industrial Automation Systems.  There are also a large number of other foreign manufacturers, including Okuma Machinery Works Ltd., Mori Seiki Co., Ltd., Masak and Matsuura Machinery Corporation.

We strive to compete effectively by incorporating into our products unique, patented software, and other proprietary features that offer enhanced productivity, technological capabilities and ease of use.  We offer our products in a range of prices and capabilities to target a broad potential market.  We also believe that our competitiveness is aided by our reputation for reliability and quality, our strong international sales and distribution organization, and our extensive customer service organization.

Intellectual Property

We consider our products to be proprietary.  Various features of our control systems and machine tools employ technologies covered by patents that are material to our business.  We also own additional patents covering new technologies that we have acquired or developed, and that we are planning to incorporate into our control systems in the future.

Research and Development

Non-capitalized research and development expenditures for new products and significant product improvements were $3.1 million, $2.5 million and $2.4 million in fiscal 2007, 2006, and 2005, respectively.  In addition, we recorded expenditures of $1.2 million in 2007, $2.1 million in 2006, and $1.2 million in 2005, related to software development projects that were capitalized.

Employees

We had approximately 380 full-time employees at the end 2007, none of whom are covered by a collective-bargaining agreement or represented by a union.  We have experienced no employee-generated work stoppages or disruptions and we consider our employee relations to be satisfactory.

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

In this section we describe a number of risks related to our business.  The risks and uncertainties described below or elsewhere in this report are not the only ones to which we are exposed. Additional risks and uncertainties not presently known and/or risks we currently deem immaterial may also adversely affect our business and operations. If any of the developments included in the following risks were to occur, our business, financial condition, results of operations, cash flows or prospects could be materially adversely affected.

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

During the fiscal year ended October 31, 2007, more than two-thirds of our revenues were derived from sales to customers located outside the United States.  We also have manufacturing facilities and assets located outside of the United States.  These international operations are subject to a number of risks, including:

•	trade barriers
•	regional economic uncertainty
•	differing labor regulation
•	risk of governmental expropriation
•	domestic and foreign customs and tariffs
•	current and changing regulatory environments affecting the importation and exportation of products and raw materials
•	difficulty in obtaining distribution support
•	difficulty in staffing and managing widespread operations
•	differences in the availability and terms of financing
•	political instability and unrest
•	risks of changes in taxes
•	tax implications from repatriation of funds

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

Our wholly owned subsidiary in Taiwan, Hurco Manufacturing Ltd. (HML), produces over 98% of our machine tools.  Any interruption in manufacturing at HML would have an adverse effect on our financial operating results.  Interruption in manufacturing at HML could result from a change in the political environment or a natural disaster, such as an earthquake, typhoon, or tsunami. Any interruption with our contract manufacturer or one of our key component suppliers may also have an adverse effect on our operating results and our financial condition.

Fluctuations in the exchange rates between the U.S. Dollar and any of several foreign currencies could increase our costs or decrease our revenue.

Our international sales divisions generate more than two-thirds of our revenues, which are received in several foreign currencies, primarily the Euro and Pound Sterling. Therefore, our results of operations and financial condition are affected by fluctuations in exchange rates between these currencies and the U.S. Dollar, both for purposes of actual conversion and financial reporting purposes. In addition, payments for components incorporated into our products are made in the New Taiwan Dollar.  We hedge our foreign currency exposure with the purchase of forward exchange contracts. Hedge contracts only mitigate the impact of changes in foreign currency rates that occur during the term of the related hedge contract period.  Refer to Note 1 of Notes to Consolidated Financial Statements for the impact of translation of foreign currencies and hedging on the consolidated financial statements.

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

The markets in which our products are sold are extremely competitive and highly fragmented. In marketing our products, we compete with other manufacturers in terms of quality, reliability, price, value, delivery time, service and technological characteristics. We compete with a number of U.S., European and Asian competitors, most of which are larger, have substantially greater financial resources, and are supported by governmental or financial institution subsidies. While we believe our product lines compete effectively, our financial resources are limited compared to those of most of our competitors’, making it challenging to remain competitive.

Fluctuation of the price of raw materials, especially steel and iron, could adversely affect our sales, costs and profitability.

We manufacture products with a high iron and steel content for which worldwide prices have increased significantly. The availability and price for these and other raw materials are subject to volatility due to worldwide supply and demand forces, speculative actions, inventory levels, exchange rates, production costs, and anticipated or perceived shortages. In some cases, those cost increases can be passed on to customers in the form of price increases; in other cases they cannot. If the prices of raw materials increase and we are not able to charge our customers higher prices to compensate, it would adversely affect our results of operations.

Due to future changes in technology, changes in market demand, or changes in market expectations, portions of our inventory may become obsolete or excess.

The technology within our products changes and generally new versions of machines are brought to market in three to five year cycles. The phasing out of an old product involves estimating the amount of inventory to hold to satisfy the final demand for those machines and to satisfy future repair part needs. Based on changing customer demand and expectations of delivery times for repair parts, we may find that we have either obsolete or excess inventory on hand. Because of unforeseen future changes in technology, market demand, or competition, we might have to write off unusable inventory, which may adversely affect our results of operations.

We may make acquisitions that could disrupt our operations and harm our operating results.

We may seek to expand our product offerings or the markets we serve by acquiring other companies, product lines, technologies, and personnel.  Acquisitions involve numerous risks, including the following:

•	difficulties integrating the operations, technologies, products, and personnel of the acquired companies
•	diversion of management’s attention from normal daily operations of the business
•	potential difficulties completing projects associated with in-process research and development
•	difficulties entering markets in which we have no or limited prior experience, especially when competitors in such markets have stronger market positions
•	initial dependence on unfamiliar supply chains or relatively small supply partners
•	insufficient revenues to offset increased expenses associated with acquisitions
•	the potential loss of key employees of the acquired companies

Acquisitions may also cause us to:

•	issue common stock that would dilute our current shareholders’ percentage ownership
•	assume liabilities
•	record goodwill and non-amortizable intangible assets that will be subject to impairment testing on a regular basis and potential periodic impairment charges
•	incur amortization expenses related to certain intangible assets
•	incur large and immediate write-offs, and restructuring and other related expenses
•	become subject to litigation

Mergers and acquisitions are inherently risky. No assurance can be given that our acquisitions will be successful. Further, no assurance can be given that acquisitions will not adversely affect our business, operating results, or financial condition. Failure to manage and successfully integrate acquisitions could harm our business and operating results in a material way. Even when an acquired company has already developed and marketed products, there can be no assurance that product enhancements will be made in a timely manner or that pre-acquisition due diligence will identify all possible issues that might arise with respect to such products.

Risks related to new product development also apply to acquisitions. For additional information, please see the risk factor above entitled, “Due to future changes in technology, changes in market demand, or changes in market expectations, portions of our inventory may become obsolete or excess.”

Intangible or other assets may become impaired requiring us to record a significant charge to earnings.

Under U.S. Generally Accepted Accounting Principles, we review our assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable.  Intangible assets and our investment accounted for under the equity method are required to be tested for impairment at least annually.  We may be required to record a significant charge to earnings in our financial statements for the period in which any impairment of these assets is determined.  This may adversely affect our results of operations.  To date we have not taken a significant charge for an impairment of assets.

Our continued success depends on our ability to protect our intellectual property.

Our future success depends in part upon our ability to protect our intellectual property.  We rely principally on nondisclosure agreements, other contractual arrangements, trade secret law, trademark and patent law, to protect our intellectual property.  However these measures may be inadequate to protect our intellectual property from infringement by others or prevent misappropriation of our proprietary rights.  In addition, the laws of some foreign countries do not protect proprietary rights to the same extent as do U.S. laws.  Our inability to protect our proprietary information and enforce our intellectual property rights through infringement proceedings could have a material adverse effect on our business, financial condition and results of operations.

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

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2	PROPERTIES

The following table sets forth the location, size and principal use of each of our facilities:

Location	Square Footage		Principal Uses

Indianapolis, Indiana	165,000	(1)	Corporate headquarters, design and engineering, product testing, sales and marketing, application engineering and customer service

Los Angeles, California	13,000		Warehouse, distribution, sales, application engineering and customer service

Mississauga, Canada	3,600		Sales, application engineering and customer service

High Wycombe, England	12,000		Sales, application engineering and customer service

Paris, France	4,700		Sales, application engineering and customer service

Munich and Rodermark, Germany	25,000		Sales, application engineering and customer service

Milanand Venice, Italy	7,400		Sales, application engineering and customer service

Singapore	3,000		Sales, application engineering and customer service

Shanghai, China	1,200		Sales, application engineering and customer service

Taichung, Taiwan	193,000		Manufacturing

Ningbo, China	31,000		Manufacturing

(1)	Approximately 50,000 square feet is leased to a third-party under a lease, which expires April 30, 2010.

We own the Indianapolis facility and lease all other facilities.  The leases have terms expiring at various dates ranging from April 2008 to April 2014.  We believe that all of our facilities are well maintained and are adequate for our needs now and in the foreseeable future.  We do not believe that we would experience any difficulty in replacing any of the present facilities if any of our leases were not renewed at expiration.

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

The following information sets forth as of October 31, 2007, the name of each executive officer and his or her age, tenure as an officer, principal occupation and business experience for the last five years:

Name	Age	Position(s) with the Company

Michael Doar	52	Chairman of the Board and Chief Executive Officer

James D. Fabris	56	President and Chief Operating Officer

John G. Oblazney	39	Vice President, Secretary, Treasurer and Chief Financial Officer

Sonja K. McClelland	36	Corporate Controller, Assistant Secretary

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

John G. Oblazney was elected Vice President, Secretary, Treasurer and Chief Financial Officer in September 2006.  Prior to joining us, Mr. Oblazney served as the Chief Financial Officer of Carrier Corporation’s Light Commercial Business, a division of United Technologies Corporation, since December 2005. Prior to that, Mr. Oblazney served in various other financial positions with Carrier Corporation from 2000 to 2005.  Prior to joining Carrier Corporation, Mr. Oblazney was employed for six years with Cooper Industries and employed three years by an international public accounting firm.

Sonja K. McClelland has been employed by Hurco since September 1996 and was elected Corporate Controller, Assistant Secretary in November 2004.  Ms. McClelland served as Corporate Accounting Manager from September 1996 to 1999, then as Division Controller for Hurco USAfrom September 1999 to November 2004.  Prior to joining Hurco, Ms. McClelland was employed for three years by an international public accounting firm.

PART II

Item 5.	MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS ANDISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the Nasdaq Global Select Market under the symbol “HURC”.  The following table sets forth the high and low sale prices of the shares of our common stock for the periods indicated, as reported by the Nasdaq Global Select Market.

	2007		2006
Fiscal Quarter Ended:	High	Low	High	Low
January 31	$33.18	$24.61	$35.30	$17.74
April 30	47.86	33.07	37.47	23.75
July 31	56.28	39.12	32.98	20.42
October 31	60.44	39.77	29.26	19.80

At January 8, 2008, the closing price of our common stock on the Nasdaq Global Select Market was $39.02.

We do not currently pay dividends on our common stock and intend to continue to retain earnings for working capital, and capital expenditures.

There were 192 holders of record of our common stock as of January 8, 2008.

During the period covered by this report, we did not sell any equity securities that were not registered under the Securities Act of 1933, as amended.

The disclosure under the caption “Equity Compensation Plan Information” is included in Item 12.

Item 6.	SELECTED FINANCIAL DATA

The Selected Financial Data presented below has been derived from our consolidated financial statements for the years indicated and should be read in conjunction with the consolidated financial statements and related notes set forth elsewhere herein and Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Year Ended October 31
	2007	2006	2005	2004	2003
Statement of Operations Data:	(Dollars in thousands, except per share amounts)
Sales and service fees	$188,047	$148,517	$125,509	$99,572	$75,532
Gross profit	71,082	53,325	42,558	30,298	20,822
Selling, general and administrative expenses	40,124	30,697	26,057	21,401	18,749
Restructuring expense (credit) and other expense, net	--	--	--	465	(124)
Operating income	30,958	22,628	16,501	8,432	2,197
Interest expense (income)	(65)	259	355	468	658
Net income	20,889	15,479	16,443	6,269	462
Earnings per common share- diluted	3.24	2.42	2.60	1.04	0.08
Weighted average common shares outstanding-diluted	6,440	6,397	6,336	6,026	5,582

	As of October 31
	2007	2006	2005	2004	2003
Balance Sheet Data:	(Dollars in thousands)
Current assets*	$139,265	$103,434	$73,818	$56,472	$42,390
Current liabilities	63,215	44,340	30,761	30,125	20,154
Working capital*	76,050	59,094	43,057	26,347	22,236
Current ratio	2.2	2.3	2.4	1.9	2.1
Total assets*	163,781	125,545	94,114	73,446	57,958
Non-current liabilities*	2,963	5,830	4,409	4,866	9,063
Total debt	--	4,010	4,136	4,600	9,222
Shareholders’ equity	97,603	75,375	58,944	38,455	28,741
*Certain information for prior year has been reclassified to reflect current year presentation.

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our computerized metal cutting machine tools are manufactured in Taiwan to our specifications by our wholly owned subsidiary, Hurco Manufacturing Limited (HML), and an affiliate.  We sell our products through more than 170 independent agents and distributors in countries throughout North America, Europe and Asia.  We also have our own direct sales and service organizations in Canada, England, France, Germany, Italy, Singapore and China.

The machine tool industry is highly cyclical and changes in demand can occur abruptly.  There was a significant decline in global demand that continued through the fourth quarter of fiscal 2003.  During the downturn, we took actions to discontinue the production and sale of underperforming products, refocused on our core product lines and significantly reduced our operating costs.  We also began introducing new product models in late fiscal 2002 and have continued this process.  The primary drivers of our operational performance in the past three years have been improved worldwide demand for our products and increasing acceptance of our expanded product line.

Approximately 89% of worldwide demand for machine tools comes from outside the United States.  During fiscal 2006 and 2007, more than two-thirds of our revenues were attributable to customers located abroad.  Our sales to foreign customers are denominated, and payments by those customers are made in the prevailing currencies—primarily the Euro and Pound Sterling—in the countries in which those customers are located, and our product costs are incurred and paid primarily in the New Taiwan Dollar and the U.S. Dollar.  Changes in currency exchange rates may have a material effect on our operating results and consolidated balance sheets as reported under U.S. Generally Accepted Accounting Principles.  For example, when a foreign currency increases in value relative to the U.S. Dollar, sales made (and expenses incurred) in that currency, when translated to U.S. Dollars for reporting in our financial statements, are higher than would be the case when that currency has a lower value relative to the U.S. Dollar.  In our comparison of period-to-period results, we discuss not only the increases or decreases in those results as reported in our financial statements (which reflect translation to U.S. Dollars at prevailing exchange rates), but also the effect that changes in exchange rates had on those results. For additional information on the impact of translation of foreign currencies and our hedging practices, see Note 1 of Notes to Consolidated Financial Statements.

Our high levels of foreign manufacturing and sales also subject us to cash flow risks due to fluctuating currency exchange rates.  We seek to mitigate those risks through the use of various derivative instruments – principally foreign currency forward exchange contracts.

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

	Percentage of Revenues			Year-to-Year % Change
	2007	2006	2005	Increase (Decrease)
				07 vs. 06	06 vs. 05
Sales and service fees	100.0%	100.0%	100.0%	26.6%	18.3%
Gross profit	37.8%	35.9%	33.9%	33.3%	25.3%
Selling, general and Administrative expenses	21.3%	20.7%	20.7%	30.7%	17.8%
Operating income	16.5%	15.2%	13.1%	36.8%	37.1%
Interest expense (income)	(0.03%)	0.2%	0.3%	(125.1%)	(27.0%)
Net income	11.1%	10.4%	13.1%	35.0%	(5.9%)

Fiscal 2007 Compared to Fiscal 2006

Sales and Service Fees. Sales and service fees for fiscal 2007 were the highest in our 39-year history, totaling $188.0 million, an increase of $39.5 million, or 26.6%, over fiscal 2006.  Of this increase, $28.5 million was attributable to operational growth and approximately $11.0 million was due to the favorable effects of a weakening U.S. dollar on currency translation.  Computerized machine tool sales, which also were the highest in our history, totaled $165.8 million, an increase of 28.6% from the $128.9 million recorded in 2006, primarily driven by strong worldwide demand for our products and an increase in the percentage of sales attributable to higher price machines as a result of our expanded product line.

Net Sales and Service Fees by Geographic Region

The following table sets forth net sales and service fees by geographic region for the years ended October 31, 2007 and 2006 (in thousands):

	October 31,				Increase
	2007		2006		Amount	%
Americas	$52,133	27.7%	$50,563	34.0%	$1,570	3.1%
Europe	125,446	66.7%	87,735	59.1%	37,711	43.0%
Asia Pacific	10,468	5.6%	10,219	6.9%	249	2.4%
Total	$188,047	100.0%	$148,517	100.0%	$39,530	26.6%

In the Americas, sales and service fees increased 3.1% primarily due to improved mix as unit sales volumes decreased by 4.7% a result of general weakening in demand for the domestic machine tool market.

European sales and service fees increased by 43.0%, which includes a favorable impact due to changing currency rates of $10.5 million, or 11.9%.  Unit sales increased by 28.0% in fiscal 2007 compared to fiscal 2006 as a result of a strong European market and continued expansion into eastern European markets.  The remaining 15.0% of growth in European sales and service fees was primarily derived by continued demand for our higher end VMX product line.

Sales and service fees in the Asia Pacific region increased by 2.4%, due to increased volume of larger higher priced machines, partially offset by a 10.1% decline in overall unit volume.  The effect of a weaker U.S. Dollar when translating foreign sales for financial reporting purposes had a favorable impact of approximately $539,000, or 5.3%, on this region’s sales comparison for the full year.

Net Sales and Service Fees by Product Category

The following table sets forth net sales and service fees by product category for the years ended October 31, 2007 and 2006 (in thousands):

	October 31,				Increase
	2007		2006		Amount	%
Computerized Machine Tools	$165,832	88.2%	$128,946	86.8%	$36,886	28.6%
Service Fees, Parts and Other	22,215	11.8%	19,571	13.2%	2,644	13.5%
Total	$188,047	100.0%	$148,517	100.0%	$39,530	26.6%

Sales of computerized machine tools totaled $165.8 million in fiscal 2007, an increase of $36.9 million, or 28.6%, primarily driven by a strong European market and continued demand for our higher end VMX product line.

Orders and Backlog.  New order bookings in fiscal 2007, were $199.0 million, an increase of $44.2 million, or 28.6%, over the prior year.  New order bookings increased by 6.1%, 43.6% and 5.2% in the Americas, Europe and Asia Pacific, respectively.  Europe was the primary contributor to the increased orders, driven by a strong market, expansion into new markets and favorable product mix.  Unit orders increased 26.1% in Europe and decreased by 6.7% and 10.7% in North America and Asia Pacific, respectively.  The reduction in North America was primarily due to a general weakening in demand for the domestic machine tool market, while Asia Pacific orders were down slightly due to continued development of the selling channels in China and India.  Orders for fiscal 2007 compared to fiscal 2006 were favorably affected by approximately $11.7 million, or 7.5%, due to changes in currency exchange rates.  Backlog was $29.4 million at October 31, 2007, compared to $16.1 million at October 31, 2006.  We do not believe backlog is a useful measure of past performance or indicative of future performance.  Backlog orders as of October 31, 2007 are expected to be fulfilled in fiscal 2008.

Gross Margin.  Gross margin for fiscal 2007 was 37.8%, an increase over the 35.9% margin realized in the corresponding 2006 period, reflecting the impact of higher sales and improved mix.

Operating Expenses.  Selling, general and administrative expenses for fiscal 2007 of $40.1 million increased $9.4 million, or 30.7%, from those of fiscal 2006 and includes the unfavorable effect of currency translation of $1.5 million, or 5.0%.  The increase was attributable to a $571,000 increase in product development expenses, a $4.5 million increase in global sales and marketing expenditures and a $4.4 million increase in general and administrative expenses.  The increased global sales and marketing expenditures include increased expenses for local trade shows, increased European agent sales commissions and marketing expenses for expansion of sales into emerging markets.  General and administrative expenses increased primarily as a result of incentive compensation, incremental healthcare related benefits, and increases in other miscellaneous administrative expenses.

Operating Income.  Operating income for fiscal 2007 totaled $31.0 million, or 16.5% of sales, compared to $22.6 million or 15.2% of sales, in fiscal 2006.

Other Income (Expense).  Other income (expense), net in fiscal 2007 relates primarily to increased income from investments in minority-owned contract manufacturers in Taiwan accounted for under the equity method, tax deferred income earned on investments of cash, and currency exchange gains on inter-company receivables and payables denominated in foreign currencies, net of gains or losses on related forward contracts.

Provision for Income Taxes.  The effective tax rate for fiscal 2007 was 36.2%, compared to 33.0% for the same period in the prior year.  The 2006 lower effective tax rate was primarily due to a deduction generated from a change in tax code.

Net Income.  Net income for fiscal 2007 was $20.9 million, or $3.24 per share, which is an increase of 35.0% over fiscal 2006 net income of $15.5 million, or $2.42 per share.

Fiscal 2006 Compared to Fiscal 2005

Sales and Service Fees. Sales and service fees for fiscal 2006 were $148.5 million, an increase of $23.0 million, or 18.3%, over fiscal 2005, of which $24.6 million was attributable to operational growth offset by approximately $1.6 million of unfavorable effects of currency translation.  Computerized machine tool sales totaled $128.9 million, an increase of 20.2% from the $107.3 million recorded in 2005, primarily driven by strong worldwide demand for our products.  Approximately $4.0 million, or 17.6%, of the increase in sales of computerized machine tools was the result of sales of our lathe machine line, which we introduced in the first quarter of fiscal 2005.

Net Sales and Service Fees by Geographic Region

The following table sets forth net sales and service fees by geographic region for the years ended October 31, 2006 and 2005 (in thousands):

	October 31,				Increase
	2006		2005		Amount	%
Americas	$50,563	34.0%	$43,194	34.4%	$7,369	17.1%
Europe	87,735	59.1%	75,225	59.9%	12,510	16.6%
Asia Pacific	10,219	6.9%	7,090	5.7%	3,129	44.1%
Total	$148,517	100.0%	$125,509	100.0%	$23,008	18.3%

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

Sales of computerized machine tools totaled $128.9 million in fiscal 2006, an increase of $21.6 million, or 20.2%, primarily driven by strong worldwide demand for our existing products.  Approximately $4.0 million of the increase in sales of computerized machine tools was a result of sales of our lathe machine line, which was introduced in the first quarter of fiscal 2005.

Orders and Backlog.  New order bookings for fiscal 2006 totaled $154.8 million, an increase of $31.9 million, or 26.0%, as compared to $122.9 million recorded in fiscal 2005.  New order bookings increased by 17.6%, 27.4% and 63.3% in the Americas, Europe and Asia Pacific, respectively.  Unit orders were also strong in all geographic regions in fiscal 2006. Unit orders increased 33.4%, 29.4% and 66.7% in North America, Europe and Asia Pacific, respectively.  Orders for fiscal 2006 compared to fiscal 2005 were unfavorably affected by approximately $1.7 million due to changes in currency exchange rates. Backlog was $16.1 million at October 31, 2006, compared to $10.0 million at October 31, 2005.  We do not believe backlog is a useful measure of past performance or indicative of future performance.  Backlog orders as of October 31, 2006 are expected to be fulfilled in fiscal 2007.

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

Other Income (Expense).  Other income (expense), net decrease in fiscal 2006 relates primarily to currency exchange losses on inter-company receivables and payables denominated in foreign currencies, net of gains or losses on related forward contracts.

Provision for Income Taxes.  We incurred income tax expense of $7.6 million in fiscal 2006.  In contrast we had no income tax expense in 2005 primarily due to the utilization of net operating loss carryforwards of approximately $9.8 million.

Net Income.  Net income for fiscal 2006 was $15.5 million, or $2.42 per share, compared to $16.4 million, or $2.60 per share, in the prior year.  The improvement in net income was primarily due to increased sales of our computerized machine tools and improved gross margins, partially offset by increased operating expenses and tax provision.

Liquidity and Capital Resources

At October 31, 2007, we had cash and cash equivalents of $39.8 million compared to $29.8 million at October 31, 2006.  Approximately 58.0% of the $39.8 million of cash and cash equivalents is denominated in U.S. Dollars.  The remaining balances are denominated in the local currencies of our various foreign entities and are subject to fluctuations in currency exchange rates.

Working capital, excluding cash and short-term debt, was $36.3 million at October 31, 2007, compared to $29.4 million at October 31, 2006.  The increase in working capital relates to higher inventory levels to support increased order volume, particularly for our larger machines. We expect our operating working capital requirements will increase in fiscal 2008 as our sales and service fees increase.  We will fund these increased requirements with cash flow from operations and borrowings under our bank credit facilities.  Capital expenditures were $4.5 million in fiscal 2007, $3.3 million in fiscal 2006, and $3.0 million in fiscal 2005.  Capital expenditures were primarily for an integrated computer system, software development projects and purchases of equipment related to expansion of our manufacturing facilities.  We funded these expenditures with cash flow from operations.

As of October 31, 2007 we had no debt or borrowings outstanding under our domestic and European bank credit facilities.  The $4.0 million mortgage balance outstanding as of October 31, 2006 was paid in full on April 30, 2007.

On December 7, 2007, we entered into a new domestic credit agreement that provides us with a $30.0 million unsecured revolving credit facility and a separate letter of credit facility in the amount of 100.0 million New Taiwan Dollars.  On the same day, we entered into a Taiwan revolving credit agreement of 100.0 million New Taiwan Dollars which is an uncommitted demand credit facility. In the event the Taiwan facility is not available, the Taiwan letter of credit facility from the domestic agreement would enable us to provide credit enhancement to a replacement lender in Taiwan. We also entered into a £1.0 million revolving facility agreement in the United Kingdom.  The new domestic facility and U.K. facility will mature on December 7, 2012. The new domestic agreement and new U.K. agreement replace our prior agreements, which would have matured on January 31, 2008.  We incurred no early termination or prepayment penalties in connection with replacement of these prior facilities. See Note 4 of Notes to Consolidated Financial Statements for further discussions on debt.

On July 12, 2007, we filed a registration statement on Form S-3 with the SEC utilizing the “shelf” registration process.  The registration statement was declared effective on July 26, 2007.  This registration statement allows us to offer and sell a variety of securities, including common stock, preferred stock, warrants, depositary shares and debt securities, up to an aggregate amount of $200.0 million, if and when authorized by the Board of Directors.

Although we have not made any significant acquisitions in the recent past, we continue to receive information on businesses and assets, including intellectual property assets that are being sold.  Should attractive opportunities arise, we believe that our earnings, cash flow from operations, borrowings under our bank credit facilities, and the sale of securities from our shelf registration would provide sufficient resources to finance a possible acquisition.

Contractual Obligations and Commitments

The following is a table of contractual obligations and commitments as of October 31, 2007 (all amounts in thousands):

Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating Leases	$4,162	$1,710	$1,683	$761	$8
Deferred Credits and Other	1,007	--	--	--	1,007
Total	$5,169	$1,710	$1,683	$761	$1,015

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

We expect capital spending in fiscal 2008 to be approximately $5.6 million, which includes investments for further expansion of our manufacturing operations, capitalized software and costs to continue implementation of our integrated computer system.

Off Balance Sheet Arrangements

From time to time, our subsidiaries guarantee third party payment obligations in connection with the sale of machines to customers that use financing.  At October 31, 2007, 54 such guarantees were outstanding totaling approximately $1.6 million.  Upon shipment, the customer has the risk of ownership.  The customer does not obtain title until the machine is paid in full.  We believe that the proceeds obtained from liquidation of the machine would cover any payments required by the guarantee.

Critical Accounting Estimates

Our discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. Generally Accepted Accounting Principles.  The preparation of financial statements in conformity with those accounting principles require us to make judgments and estimates that affect the amounts reported in the consolidated financial statements and accompanying notes.  Those judgments and estimates have a significant effect on the financial statements because they result primarily from the need to make estimates about the effects of matters that are inherently uncertain.  Actual results could differ from those estimates.  We frequently re-evaluate our judgments and estimates that are based upon historical experience and on various other assumptions that are believed to be reasonable under the circumstances.  We have evaluated our significant accounting estimates and disclosed them in Note 1 of the Notes to Consolidated Financial Statements.

Item 7a.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Interest Rate Risk

We had no borrowings outstanding under our bank credit facilities at October 31, 2007 and have not borrowed from our bank credit facilities since February 2005.  Note 4 of Notes to Consolidated Financial Statements set forth the interest rates related to our current credit facilities.

Foreign Currency Exchange Risk

In fiscal 2007, more than two-thirds of our revenues, including export sales, were derived from foreign markets.  All of our computerized machine tools and computer control systems, as well as certain proprietary service parts, are sourced by our U.S.-based engineering and manufacturing division and re-invoiced to our foreign sales and service subsidiaries, primarily in their functional currencies.

Our products are sourced from foreign suppliers or built to our specifications by our wholly owned subsidiary in Taiwan or overseas contract manufacturer.  These purchases are predominantly in foreign currencies and in some cases our arrangements with these suppliers include foreign currency risk sharing agreements, which reduce (but do not eliminate) the effects of currency fluctuations on product costs.  The predominant portion of our exchange rate risk associated with product purchases relates to the New Taiwan Dollar.

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

Forward contracts for the sale or purchase of foreign currencies as of October 31, 2007 which are designated as cash flow hedges under SFAS No. 133 were as follows:

			Contract Amount at Forward Rates in U.S. Dollars
Forward Contracts	Notional Amount in Foreign Currency	Weighted Avg. Forward Rate	Contract Date	October 31, 2007	Maturity Dates
Sale Contracts:
Euro	34,000,000	$1.3728	$46,675,200	$49,308,127	Nov 2007-Oct 2008
Sterling	3,985,000	$1.9926	$ 7,940,511	$ 8,236,052	Nov 2007-Oct 2008
Purchase Contracts:
New Taiwan Dollar	895,000,000	32.33*	$27,683,266	$28,060,651	Nov 2007-Oct 2008
*NT Dollars per U.S. Dollar

We also enter into foreign currency forward exchange contracts to protect against the effects of foreign currency fluctuations on receivables and payables denominated in foreign currencies.  These derivative instruments are not designated as hedges under SFAS 133, “Accounting Standards for Derivative Instruments and Hedging Activities.”  The forward contracts for the sale or purchase of those currencies related to receivables and payables as of October 31, 2007 are as follows:

			Contract Amount at Forward Rates in U.S. Dollars
Forward Contracts	Notional Amount in Foreign Currency	Weighted Avg. Forward Rate	Contract Date	October 31, 2007	Maturity Dates
Sale Contracts:
Euro	16,677,079	$1.4187	$23,659,772	$24,168,767	Nov 2007-Dec 2007
Singapore Dollar	10,247,257	$1.4887	$ 6,883,359	$ 7,105,725	Nov 2007-Jan 2008
Sterling	1,535,391	$2.0417	$ 3,134,808	$ 3,190,363	Nov 2007-Dec 2007
Purchase Contracts:
New Taiwan Dollar	555,390,000	32.37*	$17,157,553	$17,259,035	Nov 2007-Jan 2008
*  NT Dollars per U.S. Dollar

Management’s Annual Report on Internal Control Over Financial Reporting

To the Shareholders and
Board of Directors
of Hurco Companies, Inc.:

Management of Hurco Companies, Inc. (the “Company”), has assessed the effectiveness of internal controls over financial reporting as of October 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting.

Because of its inherent limitations, the Company’s internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In management’s opinion, the Company’s internal controls over financial reporting as of October 31, 2007, are effective based on the criteria specified above.

Our independent registered accounting firm, Crowe Chizek and Company LLC, who also audited our consolidated financial statements, audited the effectiveness of our internal control over financial reporting.  Crowe Chizek and Company LLC has issued their attestation report, which is included in Part II, Item 8 of this Annual Report on Form 10-K.

/s/ Michael Doar
Michael Doar,
Chairman of the Board & Chief Executive Officer

/s/ John G. Oblazney
John G. Oblazney,
Vice President & Chief Financial Officer

/s/ Sonja K. McClelland
Sonja K. McClelland
Corporate Controller, Assistant Secretary
(Principal Accounting Officer)

Indianapolis, Indiana
January 10, 2008

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and
Board of Directors
of Hurco Companies, Inc.

We have audited the accompanying consolidated balance sheets of Hurco Companies, Inc. and Subsidiaries as of October 31, 2007 and 2006, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for the years ended October 31, 2007 and 2006.  In connection with our audits of the consolidated financial statements, we also have audited the consolidated financial statement schedule as it relates to the fiscal year 2007 and 2006 information which is listed in the index under Item 15.  We also have audited the Company’s internal control over financial reporting as of October 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Hurco Companies, Inc. management is responsible for these financial statements and the financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying management’s annual report on internal control over financial reporting.  Our responsibility is to express an opinion on these financial statements and the financial statement schedule and an opinion on the company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hurco Companies, Inc and Subsidiaries as of October 31, 2007 and 2006, and the results of their operations and their cash flows for the years ended October 31, 2007 and 2006 in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the related consolidated financial statement schedule as it relates to the fiscal year 2007 and 2006 information, when considered in relation to the basic 2007 and 2006 consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.  Also, in our opinion, Hurco Companies, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of October 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/Crowe Chizek and Company LLC

Indianapolis, Indiana
January 10, 2008

Report of Independent Registered Public Accounting Firm

To the Shareholders and
Board of Directors
of Hurco Companies, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index appearing under Item 15(a)(1) present fairly, in all material respects, the results of operations and cash flows of Hurco Companies, Inc. and its subsidiaries for the year ended October 31, 2005 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the accompanying index appearing under Item 15(a) (2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  These financial statements and financial statement schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.  We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

/s/PricewaterhouseCoopers LLP

Indianapolis, Indiana
January 18, 2006

HURCO COMPANIES, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended October 31
	2007	2006	2005
	(Dollars in thousands, except per share amounts)
Sales and service fees	$188,047	$148,517	$125,509
Cost of sales and service	116,965	95,192	82,951
Gross profit	71,082	53,325	42,558
Selling, general and administrative expenses	40,124	30,697	26,057
Operating income	30,958	22,628	16,501
Interest expense (income)	(65)	259	355
Earnings from equity investments	1,048	865	418
Other income (expense), net	694	(120)	(482)
Income before income taxes	32,765	23,114	16,082
Provision for (benefit from) income taxes (Note 6)	11,876	7,635	(361)
Net income	$20,889	$15,479	$16,443

Earnings per common share – basic	$3.27	$2.45	$2.66
Weighted average common shares outstanding – basic	6,382	6,317	6,171
Earnings per common share – diluted	$3.24	$2.42	$2.60
Weighted average common shares outstanding – diluted	6,440	6,397	6,336

The accompanying notes are an integral part of the consolidated financial statements.

HURCO COMPANIES, INC.
CONSOLIDATED BALANCE SHEETS

ASSETS
	As of October 31
	2007	2006
Current assets:	(Dollars in thousands, except per share amounts)
Cash and cash equivalents	$39,760	$29,846
Accounts receivable, less allowance for doubtful accounts of $751 in 2007 and $635 in 2006	25,645	22,248
Inventories	61,121	43,343
Deferred tax assets, net	8,258	5,320
Other	4,481	2,677
Total current assets	139,265	103,434

Property and equipment:
Land	776	761
Building	7,135	7,234
Machinery and equipment	13,629	12,952
Leasehold improvements	1,473	1,147
	23,013	22,094
Less accumulated depreciation and amortization	(11,617)	(12,944)
	11,396	9,150
Software development costs, less accumulated amortization	5,960	5,580
Investments and other assets	7,160	7,381
	$163,781	$125,545

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$33,056	$24,482
Accounts payable-related parties	2,430	2,123
Accrued expenses and other	25,280	15,673
Accrued warranty expenses	2,449	1,926
Current portion of long-term debt	--	136
Total current liabilities	63,215	44,340

Non-current liabilities:
Long-term debt	--	3,874
Deferred tax liability, net	1,956	1,431
Deferred credits and other	1,007	525
	2,963	5,830
Commitments and contingencies (Notes 10 and 11)
Shareholders’ equity:
Preferred stock: no par value per share, 1,000,000 shares authorized, no shares issued	--	--
Common stock: no par value, $.10 stated value per share, 12,500,000 shares authorized, 6,392,220 and 6,346,520 shares issued and outstanding in 2007 and 2006, respectively	639	635
Additional paid-in capital	50,971	50,011
Retained earnings	49,369	28,480
Accumulated other comprehensive income (loss)	(3,376)	(3,751)
Total shareholders’ equity	97,603	75,375
	$163,781	$125,545

The accompanying notes are an integral part of the consolidated financial statements.

HURCO COMPANIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended October 31
	2007	2006	2005
Cash flows from operating activities:	(Dollars in thousands)
Net income	$20,889	$15,479	$16,443
Adjustments to reconcile net income to Net cash provided by operating activities:
Provision for doubtful accounts	116	(207)	119
Deferred Tax Provision	1,216	491	(4,389)
Equity in income of affiliates	(1,048)	(865)	(418)
Depreciation and amortization	2,106	1,504	1,331
Tax benefit from exercise of stock options (prior to Adoption of SFAS 123(R)	--	--	1,146
Change in assets/liabilities
(Increase) decrease in accounts receivable	(1,742)	(1,312)	(3,606)
(Increase) decrease in inventories	(14,116)	(12,726)	(660)
Increase (decrease) in accounts payable	7,821	9,318	(1,191)
Increase (decrease) in accrued expenses	6,474	3,423	2,653
Other	(7,523)	(1,059)	549
Net cash provided by operating activities	14,193	14,046	11,977

Cash flows from investing activities:
Proceeds from sale of property and equipment	--	16	--
Purchase of property and equipment	(3,325)	(1,212)	(1,879)
Software development costs	(1,185)	(2,089)	(1,161)
Change in restricted cash	--	--	277
Other proceeds (investments)	1,898	(335)	224
Net cash used for investing activities	(2,612)	(3,620)	(2,539)

Cash flows from financing activities:
Advances on bank credit facilities	--	--	4,977
Repayments on bank credit facilities	--	--	(5,124)
Repayments of term debt	--	--	(200)
Repayment of first mortgage	(4,010)	(126)	(117)
Tax benefit from exercise of stock options	298	744	--
Proceeds from exercise of common stock options	186	562	797
Net cash provided by (used for) financing activities	(3,526)	1,180	333

Effect of exchange rate changes on cash	1,859	681	(461)
Net increase in cash	9,914	12,287	9,310

Cash and cash equivalents at beginning of year	29,846	17,559	8,249

Cash and cash equivalents at end of year	$39,760	$29,846	$17,559

Supplemental disclosures:
Cash paid for:
Interest	$157	$314	$331
Income taxes	$9,971	$3,920	$1,509

The accompanying notes are an integral part of the consolidated financial statements.

HURCO COMPANIES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

	Common Stock		Additional		Accumulated Other
(Dollars in thousands, except Shares Issued and Outstanding)	Shares Issued & Outstanding	Amount	Paid-In Capital	Retained Earnings (Deficit)	Comprehensive Income (Loss)	Total

Balances, October 31, 2004	6,019,594	$602	$46,778	$(3,442)	$(5,483)	$38,455

Net income	--	--	--	16,443	--	16,443

Translation of foreign currency financial statements	--	--	--	--	(838)	(838)

Unrealized gain of derivative instruments, net of tax	--	--	--	--	2,941	2,941
Comprehensive income						18,546

Exercise of common stock options	200,626	20	777	--	--	797

Tax benefit from exercise of stock options	--	--	1,146	--	--	1,146
Balances, October 31, 2005	6,220,220	622	48,701	13,001	(3,380)	58,944

Net income	--	--	--	15,479	--	15,479

Translation of foreign currency financial statements	--	--	--	--	1,288	1,288

Unrealized loss of derivative instruments, net of tax	--	--	--	--	(1,659)	(1,659)
Comprehensive income						15,108

Exercise of common stock options	126,300	13	549	--	--	562

Tax benefit from exercise of stock options	--	--	744	--	--	744

Stock-based compensation expense	--	--	17	--	--	17
Balances, October 31, 2006	6,346,520	635	50,011	28,480	(3,751)	75,375

Net income	--	--	--	20,889	--	20,889

Translation of foreign currency financial statements	--	--	--	--	2,568	2,568

Unrealized loss of derivative instruments, net of tax	--	--	--	--	(2,193)	(2,193)
Comprehensive income						21,264

Exercise of common stock options	45,700	4	182	--	--	186

Tax benefit from exercise of stock options	--	--	298	--	--	298

Stock-based compensation expense	--	--	480	--	--	480
Balances, October 31, 2007	6,392,220	$639	$50,971	$49,369	$(3,376)	$97,603

The accompanying notes are an integral part of the consolidated financial statements.

HURCO COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation.  The consolidated financial statements include the accounts of Hurco Companies, Inc. (an Indiana corporation) and its wholly owned and controlled subsidiaries.  We have a 35% ownership interest in one affiliate accounted for using the equity method.  Our investment in that affiliate was approximately $2.4 million and $2.0 million as of October 31, 2007 and 2006, respectively. Our investment is included in Investments and Other Assets on the accompanying Consolidated Balance Sheets.  Intercompany accounts and transactions have been eliminated.

Statements of Cash Flows.  We consider all highly liquid investments purchased with maturity of three months or less to be cash equivalents.  Cash flows from hedges are classified consistent with the items being hedged.

Translation of Foreign Currencies.  All balance sheet accounts of non-U.S. subsidiaries are translated at the exchange rate as of the end of the year and recorded as a component of Accumulated Other Comprehensive Income (Loss) in shareholders' equity.  Income and expenses are translated at the average exchange rates during the year.  Cumulative foreign currency translation adjustments as of October 31, 2007, were a net loss of $732,000 and are included in Accumulated Other Comprehensive Income (Loss). These foreign currency translation adjustments are recorded net of tax as they relate to permanent investments in international subsidiaries. Foreign currency transaction gains and losses are recorded as income or expense as incurred.

Hedging.  We periodically enter into foreign currency forward exchange contracts to hedge certain forecasted inter-company sales and forecasted inter-company and third party purchases of product denominated in foreign currencies (primarily Pound Sterling, Euro and New Taiwan Dollar).  The purpose of these instruments is to mitigate the risk that the U.S. Dollar net cash inflows and outflows resulting from the sales and purchases denominated in foreign currencies will be adversely affected by changes in exchange rates.  These forward contracts have been designated as cash flow hedge instruments, and are recorded in the Consolidated Balance Sheets at fair value in Other Current Assets and Accrued Expenses.  Gains and losses resulting from changes in the fair value of these hedge contracts are deferred in Accumulated Other Comprehensive Income (Loss) and recognized as an adjustment to cost of sales in the period that the sale of the related hedged item is recognized, thereby providing an offsetting economic impact against the corresponding change in the U.S. Dollar value of the inter-company sale or purchase item being hedged.

At October 31, 2007, we had approximately $2.6 million of losses, net of tax, related to cash flow hedges deferred in Accumulated Other Comprehensive Income (Loss). Of this amount, $1.6 million represents unrealized losses, net of tax, related to future cash flow hedge instruments that remain subject to currency fluctuation risk.  These deferred losses will be recorded as an adjustment to Cost of Sales in the periods through October 31, 2008, in which the sale of the related hedged item is recognized, as described above.  At October 31, 2006, we had $448,000 of losses, net of tax, related to cash flow hedges deferred in Accumulated Other Comprehensive Income (Loss).  Net losses on cash flow hedge contracts, which we reclassified from Accumulated Other Comprehensive Income (Loss) to Cost of Sales, were $1.9 million for the period ended October 31, 2007, compared to net gains of $698,000 and net losses of $747,000 reclassified in the periods ending October 31, 2006 and 2005, respectively.

HURCO COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

We also enter into foreign currency forward exchange contracts to protect against the effects of foreign currency fluctuations on receivables and payables denominated in foreign currencies.  These derivative instruments are not designated as hedges under SFAS 133, “Accounting Standards for Derivative Instruments and Hedging Activities” (SFAS 133) and, as a result, changes in fair value are reported currently as Other Expense, Net in the Consolidated Statements of Income consistent with the transaction gain or loss on the related foreign denominated receivable or payable and non-hedged foreign currency gains and losses.  Such net transaction gain was $19,000 for the year ended October 31, 2007, compared to net transaction losses of $423,000 and $476,000 for the years ended October 31, 2006 and 2005, respectively.

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

Total depreciation expense for the years ended October 31, 2007, 2006 and 2005 was $1.4 million, $1.1 million, and $1.0 million, respectively.

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

HURCO COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

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

Research and Development Costs.  The costs associated with research and development programs for new products and significant product improvements are expensed as incurred and are included in Selling, General and Administrative Expenses.  Research and development expenses totaled $3.1 million, $2.5 million, and $2.4 million, in fiscal 2007, 2006, and 2005, respectively.

Costs incurred to develop computer software products and significant enhancements to software features of existing products to be sold or otherwise marketed are capitalized, after technological feasibility is established.  Software development costs are amortized to Cost of Sales on a straight-line basis over the estimated product life of the related software, which ranges from three to five years.  We capitalized costs of $1.2 million in 2007, $2.1 million in 2006, and $1.2 million in 2005 related to software development projects.  Amortization expense was $702,000, $363,000, and $329,000, for the years ended October 31, 2007, 2006, and 2005, respectively.  Accumulated amortization at October 31, 2007 and 2006 was $3.7 million and $3.0 million, respectively.  Any impairment of the carrying value of the capitalized software development costs would be recognized based on an assessment of future operations (including cash flows) to ensure that assets are appropriately valued.

Estimated amortization expense for the existing amortizable intangible assets for the years ending October 31, is as follows:

Fiscal Year	Amortization Expense
2008	$1,175
2009	1,375
2010	1,275
2011	1,275
2012	825

Earnings Per Share.  Basic and diluted earnings per common share are based on the weighted average number of our shares of common stock outstanding.  Diluted earnings per common share give effect to outstanding stock options using the treasury method.  The impact of stock options on weighted average shares for the years ended October 31, 2007, 2006 and 2005 was 58,000, 80,000, and 165,000 respectively.

Income Taxes.  We record income taxes under SFAS 109 “Accounting for Income Taxes.”  SFAS 109 utilizes the liability method for computing deferred income taxes.

HURCO COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

In the ordinary course of global business, there are transactions and calculations where the ultimate tax outcome is uncertain.  The calculation of tax liabilities involves dealing with uncertainties in the application of complex tax laws.  We recognize potential liabilities for anticipated tax audit issues in the U.S. and other tax jurisdictions based on an estimate of the ultimate resolution of whether, and the extent to which, additional taxes will be due.  We have not provided any U.S. income taxes on the undistributed earnings of our foreign subsidiaries or equity method investments based upon our determination that such earnings will be indefinitely reinvested.  Although we believe the estimates are reasonable, no assurance can be given that the final outcome of these matters will not be different than what is reflected in the historical income tax provisions and accruals.  Such differences could have a material impact on the income tax provision and operating results in the period in which such determination is made.

As part of our financial process, we must assess the likelihood that our deferred tax assets can be recovered.  If recovery is not likely, the provision for taxes must be increased by recording a reserve in the form of a valuation allowance for the deferred tax assets that are estimated not to be ultimately recoverable.  In the process, certain relevant criteria are evaluated including the existence of deferred tax liabilities that can be used to absorb deferred tax assets, the taxable income in prior carryback years that can be used to absorb net operating losses and credit carrybacks, and taxable income in future years.  Our judgment regarding future profitability may change due to future market conditions, changes in U.S. or international tax laws and other factors.  These changes, if any, may require material adjustments to these deferred tax assets and an accompanying reduction or increase in net income in the period when such determinations are made.

In addition to the risks to the effective tax rate described above, the effective tax rate reflected in forward-looking statements is based on current enacted tax law.  Significant changes during the year of enacted tax law could materially affect these estimates.

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

Stock Based Compensation - Prior to fiscal 2006, we applied the provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” in accounting for stock-based compensation.  As a result, no compensation expense was recognized for stock options granted with exercise prices equivalent to the fair market value of the stock on the date of grant.  In fiscal 2006 we adopted SFAS No. 123(R), “Share Based Payment,” using the modified prospective method.  We began applying the provisions of SFAS No. 123(R) to option grants, as well as to the nonvested portion of outstanding options granted before that date.  Compensation expense is determined at the date of grant using the Black-Scholes valuation model.  We recorded $480,000 and $17,000 of compensation expense during the fiscal years ending October 31, 2007 and 2006, respectively for vested options.  We expect to record additional compensation expense of approximately $57,000 per quarter, ratably, through the fourth quarter of fiscal 2009 for the options granted in November 2006.

HURCO COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

The adoption of this pronouncement had no effect on compensation cost recorded in fiscal 2005 related to stock options, which will continue to be disclosed on a pro forma basis only.

(in thousands, except per share data)	2005
Net income, as reported	$16,443
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(23)
Pro forma net income	$16,420
Earnings (loss) per share:
Basic as reported	$2.66
Basic pro forma	$2.66
Diluted as reported	$2.60
Diluted pro forma	$2.59

As of October 31, 2007, there were no outstanding non-qualified options that had been granted outside of the 1997 plan to current members of the Board of Directors.

Reclassifications
Certain prior year amounts have been reclassified to conform to the current year presentation. These changes had no impact on previously reported net income or shareholders' equity.

2.	BUSINESS OPERATIONS

Nature of Business.  We design and manufacture computer control systems, software and computerized machine tools for sale through our own distribution system to the worldwide machine tool industry.

The end market for our products consists primarily of precision tool, die and mold manufacturers, independent job shops, and specialized short-run production applications within large manufacturing operations.  Industries served include: aerospace, defense, medical equipment, energy, automotive/transportation, electronics and computer industries.  Our products are sold through independent agents and distributors in countries throughout North America, Europe and Asia.  We also maintain direct sales operations in Canada, England, France, Germany, Italy, Singapore and China.

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

Manufacturing Risk. Our wholly owned subsidiary in Taiwan, Hurco Manufacturing Ltd. (HML), produces over 98% of our machine tools.  Any interruption in manufacturing at HML would have an adverse effect on our financial operating results.  Interruption in manufacturing at HML could result from a change in the political environment or a natural disaster, such as an earthquake, typhoon, or tsunami. Any interruption with our contract manufacturer or one of our key component suppliers may also have an adverse effect on our operating results and our financial condition.

HURCO COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

3.	INVENTORIES

Inventories as of October 31, 2007 and 2006 are summarized below (in thousands):

	2007	2006
Purchased parts and sub assemblies	$10,956	$7,645
Work-in-process	11,692	7,608
Finished goods	38,473	28,090
	$61,121	$43,343

4.	DEBT AGREEMENTS

As of October 31, 2007 we had no debt or borrowings outstanding under our domestic and European bank credit facilities.  The $4.0 million mortgage balance outstanding as of October 31, 2006 was paid in full on April 30, 2007. As of October 31, 2007 and 2006, we had $1,081,000 and $262,000, respectively, of outstanding letters of credit issued to non-U.S. suppliers for inventory purchase commitments.  As of October 31, 2007, we had unutilized credit facilities of $11.2 million available for either direct borrowings or commercial letters of credit.

Domestic Bank Credit Facility.  We had no borrowings outstanding under our domestic bank credit facility at October 31, 2007 and 2006.  Interest on the domestic bank credit facility was at rates ranging from 6.75% to 7.5% at October 31, 2007 and from 6.0% to 7.5% at October 31, 2006.

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

Ratio of Total Funded Debt/EBITDA ratio	LIBOR Margin	Prime Margin
Greater than 3.0	2.75%	0.0%
Greater than 2.5 and less than or equal to 3.0	2.0%	(.25%)
Greater than 2.0 and less than or equal to 2.5	1.5%	(.50%)
Less than or equal to 2.0	1.0%	(.75%)

The ratio of our Total Funded Debt to EBITDA at October 31, 2007 was 0.0, as we had no debt outstanding.  The applicable margin is adjusted on the first day of the month following the month after each quarter end.  The availability under the facility is not limited by a borrowing base, unless the ratio exceeds 3.0.

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

HURCO COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

On January 11, 2006, we renewed this credit facility with a European bank for €1.5 million.  The termination date is unspecified.  Interest on the facility is payable at a floating rate, 7.75% at October 31, 2007.  Although the facility is uncollateralized, the bank reserves the right to require collateral in the event of increased risk evaluation.  We had no borrowings outstanding under this facility at October 31, 2007 and 2006.

On December 7, 2007, we entered into a new domestic credit agreement that provides us with a $30.0 million unsecured revolving credit facility and a separate letter of credit facility in the amount of 100.0 million New Taiwan Dollars.  On the same day, we entered into a Taiwan revolving credit agreement of 100.0 million New Taiwan Dollars which is an uncommitted demand credit facility. In the event the Taiwan facility is not available, the Taiwan letter of credit facility from the domestic agreement would enable us to provide credit enhancement to a replacement lender in Taiwan. We also entered into a £1.0 million revolving credit facility in the United Kingdom.

The new domestic and U.K. facilities, which mature on December 7, 2012, replace our prior agreements, which would have matured on January 31, 2008.  We incurred no early termination or prepayment penalties in connection with replacement of these prior facilities.

Borrowings under the new domestic facility may be used for general corporate purposes and will bear interest at a LIBOR-based rate or an alternate base rate, in each case, plus an applicable margin determined by reference to the ratio of the interest-bearing debt and obligations and the undrawn face amount of all letters of credit outstanding, on a consolidated basis, to consolidated EBITDA.  Based on the most recent determination of that ratio, the applicable margin under the new domestic facility will be less than it would have been under the prior facility. The new domestic facility contains customary affirmative and negative covenants and events of default for an unsecured commercial bank credit facility, including, among other things, limitations on consolidations, mergers and sales of assets. The financial covenants contained in this agreement are a minimum quarterly consolidated net income covenant and a covenant establishing a maximum ratio of consolidated total indebtedness to total indebtedness and net worth. Other covenants contained in the agreement are not materially different from those contained in the prior facility, except that it no longer includes covenants relating to collateral and minimum collateral valuations, as the new domestic facility is unsecured. The fixed charge coverage ratio, minimum consolidated net worth financial covenants, and the borrowing base restrictions that were part of the prior facility are not included in the new domestic agreement and are no longer applicable.

5.	FINANCIAL INSTRUMENTS

The carrying amounts for trade receivables and payables approximate their fair values.  Long-term debt, including the current portion, is estimated based on quoted market prices for similar issues or on current rates offered to us for debt with the similar terms and maturities and is stated at fair value.

We also have financial instruments in the form of foreign currency forward exchange contracts as described in Note 1 of Notes to Consolidated Financial Statements.  The U.S. Dollar equivalent notional amount of these contracts was $133.1 million and $112.7 million at October 31, 2007 and 2006, respectively.  The net fair value of derivative assets recorded in Other Current Assets at October 31, 2007 and 2006 was $485,000 and $49,000, respectively.  The net fair value of derivative liabilities recorded in Accrued Expenses at October 31, 2007 and 2006 was $3.7 million and $810,000, respectively.  Current market prices were used to estimate the fair value of the foreign currency forward exchange contracts.

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

Deferred tax assets and liabilities are determined based on the difference between the amounts used for financial reporting purposes and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  Significant components of our deferred tax assets and liabilities at October 31, 2007 and 2006 were as follows (in thousands):

	October 31
	2007	2006
Tax effects of future tax deductible items related to:
Current:
Inter-company profit in inventory	$5,176	$3,307
Derivative liabilities	1,820	189
Accrued inventory reserves	991	968
Accrued warranty expenses	158	136
Deferred compensation	214	185
Other accrued expenses	280	547
Total current deferred tax assets	8,639	5,332
Non-current:
Other	224	--
Goodwill	--	54
Total deferred tax assets	8,863	5,386

Tax effects of future taxable differences related to:
Current:
Derivative assets	(369)	--
Other	(12)	--
Total current deferred tax liabilities	(381)	--
Non-current:
Accelerated tax deduction and other tax over book deductions related to property, equipment and software	(2,730)	(2,552)
Total deferred tax liabilities	(3,111)	(2,552)

Net tax effects of temporary differences	5,752	2,834

Tax effects of carryforward benefits:
U.S. federal and state net operating loss carryforwards,	--	34

Foreign net operating loss carryforwards, with no expiration	600	1,033
U.S. federal and state general business tax credits	--	100
Tax effects of carryforwards	600	1,167

Tax effects of temporary differences and carryforwards, net	6,352	4,001
Less valuation allowance	50	112
Net deferred tax asset	$6,302	$3,889

HURCO COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Except as indicated above, our carryforwards and tax credits expire at specific future dates and utilization of certain carryforwards and tax credits are limited to specific amounts each year.  Realization is entirely dependent upon generating sufficient future earnings in specific tax jurisdictions prior to the expiration of the loss carryforwards and tax credits.  Net operating losses utilized were approximately $1.8 million in 2007 and approximately $3.2 million in 2006.

We operate in a highly cyclical industry and incurred significant operating losses in fiscal 2001 and 2002 for which a valuation allowance was maintained.  During the fourth quarter of fiscal 2005, after examining a number of factors, including historical results and near term earning projections, this valuation allowance was reduced to $221,000.  The valuation allowance on our remaining deferred tax assets at the end of fiscal 2007 is $50,000.

In the fiscal year ended October 31, income (loss) before income taxes and the provision (benefit) for income taxes consisted of the following:

Income (loss) before income taxes (in thousands):	Year Ended October 31
	2007	2006	2005
Domestic	$20,463	$13,688	$9,834
Foreign	12,302	9,426	6,248
	$32,765	$23,114	$16,082
The provision for income taxes consists of:
Current:
Federal	$8,304	$4,306	$3,457
State	986	1,053	279
Foreign	3,802	2,767	2,259
	13,092	8,126	5,995
Deferred:
Federal	(1,657)	(787)	(4,685)
State	--	--	(553)
Foreign	441	296	(1,118)
	(1,216)	(491)	(6,356)
	$11,876	$7,635	$(361)
Differences between the effective tax rate and U.S. federal income tax rate were (in thousands):
Tax at U.S. statutory rate	$11,468	$7,858	$5,468
Effect of tax rates of international jurisdictions In excess (less than) of U.S. statutory rates	38	(37)	81
State income taxes	798	883	279
Deferred tax asset valuation adjustment	62	109	(2,342)
Utilization of net operating loss carryforwards	--	--	(3,740)
Permanent items	259	(632)	(155)
Others	(749)	(546)	48
Provision for (benefit from) income taxes	$11,876	$7,635	$(361)

We have not provided any U.S. income taxes on the undistributed earnings of our foreign subsidiaries or equity method investments based upon our determination that such earnings will be indefinitely reinvested. Estimated undistributed earnings of foreign investments and subsidiaries at October 31, 2007 are approximately $27.8 million. In the event these earnings are later distributed to the U.S., such distributions could result in additional U.S. tax that may be offset, at least in part by associated foreign tax credits.

HURCO COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

7.	EMPLOYEE BENEFITS

We have defined contribution plans that include a majority of our employees, under which our contributions are discretionary.  The purpose of these plans is generally to provide additional financial security during retirement by providing employees with an incentive to save throughout their employment.  Our contributions to the plans are based on employee contributions or compensation.  Our contributions totaled $460,200, $382,300, and $243,800, for the years ended October 31, 2007, 2006 and 2005, respectively.

We also have life insurance agreements with our executive officers. In fiscal 2005, we purchased the insurance policies from the executive officers.  The insurance premiums we paid will be repaid from the cash surrender value of the policies when the policies are terminated or exercised.

8.	STOCK OPTIONS

In March 2007, the 1997 Stock Option and Incentive Plan, which allowed us to grant awards of options to purchase shares of our common stock, stock appreciation rights, restricted shares and performance shares, expired and we may no longer make awards under this plan.  Options granted under the plan prior to March 2007 remain exercisable for a period up to ten years after the date of grant and vest in equal annual installments as specified by the Compensation Committee of our Board of Directors at the time of grant.  The exercise price of options intended to qualify as incentive stock options may not be less than 100% of the fair market value of a share of common stock on the date of grant.  During fiscal 2007, options to purchase 45,700 shares were exercised resulting in cash proceeds of approximately $186,700.  During fiscal 2006, options to purchase 126,300 shares were exercised resulting in cash proceeds of approximately $562,500.  The tax benefit from the exercise of stock options was approximately $298,000 and $744,000 for fiscal 2007 and 2006, respectively.

Effective November 1, 2005, we adopted SFAS No. 123(R), “Share Based Payment,” using the modified prospective method, and began applying its provisions to all options granted as well as to the nonvested portion of previously granted options outstanding at that date.  Compensation expense is determined at the date of grant using the Black-Scholes valuation model.

On November 16, 2006, the Compensation Committee of the Board of Directors granted options with respect to 40,000 shares under the 1997 Plan to certain employees and directors.  The fair value of options awarded was estimated on the date of grant using a Black-Scholes valuation model with assumptions for expected volatility based on the historical volatility of the Company’s stock of 110%, contractual term of the options of ten years and a risk-free interest rate based upon a three-year U.S. Treasury yield as of the date of grant of 4.7%.  The options granted to employees vest in three equal annual installments and the directors’ options were granted with immediate vesting as of the date of grant.

The weighted-average fair value of options granted during fiscal 2007 was $22.84 and $24.97 for employees and directors, respectively.   We recorded $480,000 and $17,000 of stock-based compensation expense during the fiscal year ending October 31, 2007 and 2006, respectively for options granted under the 1997 Plan.  We expect to record additional compensation expense of approximately $57,000 per quarter, ratably, over the next two years.  Prior to fiscal 2007, no stock options had been granted since fiscal 2002.

HURCO COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

A summary of the status of the options as of October 31, 2007, 2006 and 2005 and the related activity for the year is as follows:

	Shares Under Option*	Weighted Average Exercise Price Per Share
Balance October 31, 2004	403,053	$3.71
Granted	--	--
Cancelled	--	--
Expired	(2,000)	2.15
Exercised	(185,653)	3.82
Balance October 31, 2005	215,400	$3.63
Granted	--	--
Cancelled	--	--
Expired	(400)	2.15
Exercised	(126,300)	4.45
Balance October 31, 2006	88,700	$2.46
Granted	40,000	26.69
Cancelled	--	--
Expired	--	--
Exercised	(45,700)	4.08
Balance October 31, 2007	83,000	$13.24
* Does not include non-qualified options granted to the Board of Directors outside of the 1990 Stock Option Plan and 1997 Stock Option and Incentive Plan which expired or were exercised as of December 2004.

The total intrinsic value of stock options exercised during the twelve months ended October 31, 2007, 2006 and 2005 was approximately $2.4 million, $2.7 million and $2.6 million respectively.

As of October 31, 2007, the total intrinsic value of outstanding stock options already vested and expected to vest was $3.6 million. The intrinsic value of options that are outstanding and exercisable as of October 31, 2007 was $3.0 million.  Stock options outstanding and exercisable on October 31, 2007, are as follows:

Range of Exercise Prices Per Share	Shares Under Option	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life in Years
Outstanding
$2.125 – 5.125	45,500	$2.15	2.3
5.813 – 8.250	--	--	--
26.690	37,500	$26.69	4.1
$2.125 – 26.690	83,000	$13.24	4.1
Exercisable
$2.125 – 5.125	45,500	$2.15	--
5.813 – 8.250	--	--	--
26.690	17,500	$26.69	--
$2.125 – 26.690	63,000	$8.97	--

HURCO COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

On November 15, 2007, the Board of Directors of the Company adopted the 2008 Equity Incentive Plan and directed that it be submitted to the shareholders for consideration at the 2008 annual meeting of shareholders.

9.           RELATED PARTY TRANSACTIONS

Prior to August 16, 2007, we owned approximately 24% of one of our Taiwanese-based contract manufacturers, Quaser Machine Tools, Inc.  This investment was accounted for using the equity method and was included in Investments and Other Assets on the Consolidated Balance Sheets.  On August 16, 2007, we entered into a contract for the sale of our shares for $2.1 million, which was approximately our carrying value.  The sale closed during the fourth quarter of 2007.  We did not recognize any material gain or loss as a result of this transaction.  As a result of this sale, we recognized a liability of $740,000 related to the tax gain on the sale of the investment.  Purchases of product from this contract manufacturer totaled $3.4 million, $2.0 million and $2.7 million for the years ended October 31, 2007, 2006 and 2005, respectively.  Sales of product to this contract manufacturer were $176,000, $70,000 and $117,000 in fiscal 2007, 2006 and 2005 respectively.  Trade payables to this contract manufacturer were $857,000 at October 31, 2007, and $256,000 at October 31, 2006.  Trade receivables were $37,000 at October 31, 2007, and $32,000 at October 31, 2006.

As of October 31, 2007, we owned 35% of Hurco Automation, Ltd. (HAL), a Taiwan based company.  HAL’s scope of activities includes the design, manufacture, sales and distribution of industrial automation products, software systems and related components, including control systems and components produced under contract for sale exclusively to us.  We are accounting for this investment using the equity method.  The investment of $2.4 million and $2.0 million at October 31, 2007 and 2006 is included in Investments and Other Assets on the Consolidated Balance Sheets.  Purchases of product from this supplier amounted to $11.7 million, $10.5 million and $7.7 million in 2007, 2006 and 2005, respectively.  Sales of product to this supplier were $1.9 million, $2.0 million and $1.8 million for the years ended October 31, 2007, 2006 and 2005, respectively.  Trade payables to HAL were $2.4 million and $1.9 million at October 31, 2007 and 2006, respectively.  Trade receivables from HAL were $426,000 and $235,000 at October 31, 2007 and 2006, respectively.

Summary financial information for these two related parties is as follows:

(in thousands)	2007 (1)	2006	2005
Net Sales	$58,053	$58,286	$50,896
Gross Profit	10,061	10,932	8,947
Operating Income	3,757	4,209	2,676
Net Income	3,467	3,727	2,313

Current Assets	$36,945	$27,903	$21,553
Non-current Assets	10,636	7,684	1,824
Current Liabilities	18,785	20,156	14,857
(1) Financial information for Quaser Machine Tools for fiscal 2007 includes financial information through the date of sale.

HURCO COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

10.	CONTINGENCIES AND LITIGATION

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

From time to time, our subsidiaries guarantee third party payment obligations in connection with the sale of certain machines to customers that use financing.  At October 31, 2007, we had 54 outstanding third party guarantees totaling approximately $1.6 million. The terms of our subsidiaries guarantees are consistent with the underlying customer financing terms. Upon shipment, the customer has the risk of ownership. The customer does not obtain title until the machine is paid in full. A retention of title clause allows us to obtain the machine if the customer defaults on the lease.  We believe that the proceeds obtained from liquidation of the machine would cover any payments required by the guarantee.

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

	10/31/07	10/31/06
Balance, beginning of period	$1,926	$1,618
Provision for warranties during the period	2,459	2,139
Charges to the accrual	(2,087)	(1,893)
Impact of foreign currency translation	151	62
Balance, end of period	$2,449	$1,926

HURCO COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

12.	OPERATING LEASES

We lease facilities, certain equipment and vehicles under operating leases that expire at various dates through 2014.  Future payments required under operating leases as of October 31, 2007, are summarized as follows (in thousands):

2008	$1,710
2009	1,044
2010	639
2011	414
Thereafter	355
Total	$4,162

Lease expense for the years ended October 31, 2007, 2006, and 2005 was $2.3 million, $1.9 million, and $1.8 million, respectively.

We recorded approximately $180,000 of lease income during fiscal 2007 from subletting 50,000 square feet of our Indianapolis facility.  The sublease expires on April 30, 2010.

HURCO COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

13.	QUARTERLY HIGHLIGHTS (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2007 (In thousands, except per share data)

Sales and service fees	$46,878	$42,494	$48,555	$50,120
Gross profit	17,324	16,349	18,417	18,992
Gross profit margin	37.0%	38.5%	37.9%	37.9%
Selling, general and administrative expenses	9,250	9,405	10,228	11,241
Operating income	8,074	6,944	8,189	7,751
Provision (benefit) for income taxes	2,998	2,764	3,659	2,455
Net income	5,395	4,680	5,163	5,651
Income per common share – basic	$0.85	$0.73	$0.81	$0.88
Income per common share – diluted	$0.84	$0.73	$0.80	$0.88

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2006 (In thousands, except per share data)
Sales and service fees	$31,894	$36,861	$36,597	$43,164
Gross profit	10,927	13,179	12,835	16,384
Gross profit margin	34.3%	35.8%	35.1%	38.0%
Selling, general and administrative expenses	6,296	7,140	7,392	9,869
Operating income	4,631	6,039	5,443	6,515
Provision (benefit) for income taxes	1,618	2,250	1,646	2,120
Net Income	3,033	3,929	3,802	4,714
Income per common share – basic	$0.49	$0.62	$0.60	$0.75
Income per common share – diluted	$0.48	$0.62	$0.59	$0.74

HURCO COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

14.	SEGMENT INFORMATION

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

We sell our products through more than 170 independent agents and distributors in countries throughout North America, Europe and Asia.  The Hurco line is the primary line for the majority of our distributors globally even though some may carry competitive products.  We also have our own direct sales personnel in Canada, England, France, Germany, Italy, Singapore and China, which are among the world's principal machine tool consuming countries.  During fiscal 2007, no distributor accounted for more than 5% of our sales and service fees.  Approximately 89% of the worldwide demand for computerized machine tools and computer control systems comes from outside the U.S.  In fiscal 2007, more than two-thirds of our revenues were from overseas customers and no single end-user of our products accounted for more than 5% of our total sales and service fees.

The following table sets forth the contribution of each of our product groups to our total sales and service fees during each of the past three fiscal years (in thousands):

Net Sales and Service Fees by Product Category	Year ended October 31,
	2007	2006	2005

Computerized Machine Tools	$165,832	$128,946	$107,313
Computer Control Systems and Software *	5,291	4,694	4,129
Service Parts	12,096	10,494	9,991
Service Fees	4,828	4,383	4,076
Total	$188,047	$148,517	$125,509
*Amounts shown do not include computer control systems and software sold as an integrated component of computerized machine systems.

The following table sets forth revenues by geographic area, based on customer location, for each of the past three fiscal years were (in thousands):

Revenues by Geographic Area	Year Ended October 31
	2007	2006	2005

Americas	$50,010	$48,711	$42,968

Germany	58,860	39,764	36,039
United Kingdom	19,326	16,089	11,917
France	11,019	9,107	7,949
Other Europe	35,245	22,113	18,112
Total Europe	124,450	87,073	74,017

Asia	12,493	11,866	7,161
Other Foreign	1,094	867	1,363
Total Foreign	138,037	99,806	82,541
	$188,047	$148,517	$125,509

HURCO COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Long-lived tangible assets by geographic area were (in thousands):

	As of October 31
	2007	2006	2005
United States	$7,795	$8,308	$8,034
Foreign countries	5,489	2,934	3,117
	$13,284	$11,242	$11,151

15.	NEW ACCOUNTING PRONOUNCEMENTS

In July 2006, the FASB released Interpretation No. 48 “Accounting for Uncertainty in Income Taxes,” an interpretation of FASB Statement No.109 which clarifies the accounting and reporting for uncertainties in income taxes.  The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expect to be taken in a tax return.  FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  We will be required to adopt and report the impact of FIN No. 48 in the first quarter of fiscal year 2008.  Although we will not adopt this Statement until first quarter 2008, we have assessed the potential impact and conclude that the adoption will not have a material effect on the consolidated financial statements.

During 2006, the FASB released Statement No. 157, “Fair Value Measurements”, a new standard which provides further guidance on using fair value to measure assets and liabilities, the information used to measure fair value and the effect of fair value measurements on earnings.  Statement 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, but does not expand the use of fair value in any new circumstances.  We will be required to adopt and report the impact of Statement 157 in the first quarter of fiscal year 2008.  Although we will not adopt this Statement until first quarter 2008, we have assessed the potential impact and conclude that the adoption will not have a material effect on the consolidated financial statements.

In February 2007, the FASB released Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, a new standard that permits an entity to choose to measure many financial instruments and certain other items at fair value.  The objective of this statement is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  Statement No. 159 is effective in the first quarter of fiscal 2008.  Although we will not adopt this Statement until first quarter 2008, we have assessed the potential impact and conclude that the adoption will not have a material effect on the consolidated financial statements.

In September 2006, the Securities and Exchange Commission staff issued Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108).  SAB 108 was issued in order to eliminate the diversity in practice surrounding how public companies quantify financial statement misstatements.  SAB 108 requires that registrants quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in a misstated amount that, when all relevant quantitative and qualitative factors are considered, is material.  We adopted the provisions of this Bulletin during fiscal 2007 and the adoption did not have a material effect on the consolidated financial statements.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

Item 9A.	CONTROLS AND PROCEDURES

We carried out an evaluation under the supervision and with participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2007 pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended.  Based upon that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of the evaluation date.

There have been no changes in our internal control over financial reporting that occurred during the fourth quarter of the fiscal year ended October 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	OTHER INFORMATION

During the fourth quarter of fiscal 2007, the Audit Committee of the Board of Directors did not engage our independent registered public accounting firm to perform any non-audit services.  This disclosure is made pursuant to Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002.

The following graph illustrates the cumulative total shareholder return on Hurco common stock for the five-year period ended October 31, 2007, as compared to the Russell 2000 and a peer group consisting of traded securities for U.S. companies in the same three digit SIC group as Hurco (SIC 3540-3549 – Metal Working Machinery and Equipment).  The comparisons in this table are required by the SEC and are not intended to forecast or be indicative of possible future performance of Hurco common stock.

	10/02	10/03	10/04	10/05	10/06	10/07

Hurco Companies, Inc.	100.00	165.81	924.52	1150.32	1681.29	3683.87
Russell 2000	100.00	143.37	160.18	179.53	215.40	235.37
Peer Group	100.00	108.67	173.68	185.05	192.99	237.90
*The stock price performance included in this graph is not necessarily indicative of future stock price performance

PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is hereby incorporated by reference to the definitive proxy statement for our 2008 annual meeting of shareholders except that the information required by Item 10 regarding our executive officers is included herein under a separate caption at the end of Part I.

Item 11.	EXECUTIVE COMPENSATION

The information required by this item is hereby incorporated by reference to the definitive proxy statement for our 2008 annual meeting of shareholders.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Except for the information concerning equity compensation plans, the information required by this item is hereby incorporated by reference to the definitive proxy statement for our 2008 annual meeting of shareholders.

Equity Compensation Plan Information
The following table gives information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of October 31, 2007:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a) (#)	Weighted-average exercise price of outstanding options, warrants and rights (b) ($)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c) (#)
Equity compensation plans approved by security holders	83,000	$13.24	--

Equity compensation plans not approved by security holders	--	--	--

Total	83,000	$13.24	--

As of October 31, 2007, there were no outstanding non-qualified options that had been granted outside of any plans approved by our shareholders.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is hereby incorporated by reference to the definitive proxy statement for our 2008 annual meeting of shareholders.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is hereby incorporated by reference to the definitive proxy statement for our 2008 annual meeting of shareholders.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1.	Financial Statements. The following consolidated financial statements of Registrant are included herein under Item 8 of Part II:
			Page
		Report of Independent Registered Public Accounting Firm – Crowe Chizek and Company LLC	27
		Report of Independent Registered Public Accounting Firm – PricewaterhouseCoopers LLP	29
		Consolidated Statements of Income – years ended October 31, 2007, 2006 and 2005	30
		Consolidated Balance Sheets – as of October 31, 2007 and 2006	31
		Consolidated Statements of Cash Flows – years ended October 31, 2007, 2006 and 2005	32
		Consolidated Statements of Changes in Shareholders’ Equity – years ended October 31, 2007, 2006 and 2005	33
		Notes to Consolidated Financial Statements	34

	2.	Financial Statement Schedule. The following financial statement schedule is included in this Item.
			Page

		Schedule II - Valuation and Qualifying Accounts and Reserves	55

	All other financial statement schedules are omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

(b)	Exhibits

	Exhibits being filed with this Form 10-K or incorporated herein by reference are listed on page 56.

Schedule II - Valuation and Qualifying Accounts and Reserves
for the years ended October 31, 2007, 2006, and 2005
(Dollars in thousands)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged To Other Accounts	Deductions		Balance At End Of Period
Allowance for doubtful Accounts for the year ended:

October 31, 2007	$635	$128	--	$12	(1)	$751

October 31, 2006	$842	$(227)	--	$(20	)(2)	$635

October 31, 2005	$723	$169	--	$50	(3)	$842

Accrued warranty expenses For the year ended:

October 31, 2007	$1,926	$2,610	--	$2,087		$2,449

October 31, 2006	$1,618	$2,201	--	$1,893		$1,926

October 31, 2005	$1,750	$1,646	--	$1,778		$1,618

(1)	Receivable write-offs of $20,000, net of cash recoveries on accounts previously written off of $8,000.

(2)	Receivable write-offs of $5,000, net of cash recoveries on accounts previously written off of $25,000.

(3)	Receivable write-offs of $50,000, net of cash recoveries on accounts previously written off of $0.

EXHIBITS INDEX

Exhibits Filed.  The following exhibits are filed with this report:

10.1*	Summary compensation table.

11	Statement re: computation of per share earnings.

21	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm, Crowe Chizek and Company LLC.

23.2	Consent of PricewaterhouseCoopers LLP.

31.1	Certification by the Chief Executive Officer, pursuant to Rule 13a-15(b) under the Securities and Exchange Act of 1934, as amended.

31.2	Certification by the Chief Financial Officer, pursuant to Rule 13a-15(b) under the Securities and Exchange Act of 1934, as amended.

32.1	Certification by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibits Incorporated by Reference.  The following exhibits are incorporated into this report:

3.1	Amended and Restated Articles of Incorporation of the Registrant, incorporated by reference to Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended July 31, 2000.

3.2
Amended and Restated By-Laws of the Registrant as amended through September 27, 2006, incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on September 27, 2006.

10.2
Credit Agreement dated as of December 7, 2007, between Hurco Companies, Inc. And JP Morgan Chase Bank, N.A. incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed December 12, 2007.

10.3*
Employment Agreement between the Registrant and John G. Oblazney dated January 12, 2007, incorporated by reference to Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the year ended October 31, 2006.

10.4*
Employment Agreement between the Registrant and James D. Fabris dated November 18, 1997, incorporated by reference as Exhibit 10.15 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended January 31, 1998.

10.5*
Employment Agreement between the Registrant and Michael Doar dated November 13, 2001, incorporated by reference as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q dated January 31, 2002.

10.6*	Amended 1997 Stock Option and Incentive Plan incorporated by reference as Exhibit 10 to the Registrant’s Quarterly Report on Form 10-Q filed for the quarter ended July 31, 2005.

*	The indicated exhibit is a management contract, compensatory plan or arrangement required to be listed by Item 601 of Regulation S-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, this 10th day of January 2008.

HURCO COMPANIES, INC.

By:	/s/ John G. Oblazney
John G. Oblazney
Vice-President, Secretary,
Treasurer and
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature and Title(s)	Date

/s/ Michael Doar	January 10, 2008
Michael Doar, Chairman of the Board, Chief Executive Officer and Director of Hurco Companies, Inc.
(Principal Executive Officer)

/s/ John G. Oblazney	January 10, 2008
John G. Oblazney
Vice-President,
Secretary, Treasurer and Chief Financial Officer of Hurco Companies, Inc.
(Principal Financial Officer)

/s/ Sonja K. McClelland	January 10, 2008
Sonja K. McClelland
Corporate Controller, Assistant Secretary of Hurco Companies, Inc.
(Principal Accounting Officer)

/s/ Stephen H. Cooper	January 10, 2008
Stephen H. Cooper, Director

/s/ Robert W. Cruickshank	January 10, 2008
Robert W. Cruickshank, Director

/s/ Philip James	January 10, 2008
Philip James, Director

/s/ Michael P. Mazza	January 10, 2008
Michael P. Mazza, Director

/s/ Richard T. Niner	January 10, 2008
Richard T. Niner, Director

/s/ O. Curtis Noel	January 10, 2008
O. Curtis Noel, Director

/s/ Charlie Rentschler	January 10, 2008
Charlie Rentschler, Director