Form 10-Q
period 2008-03-11
HURCO COMPANIES INC
filed 2008-03-11
CIK 315374

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended January 31, 2008 or
☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to _________.

Commission File No. 0-9143

HURCO COMPANIES, INC.
(Exact name of registrant as specified in its charter)

Indiana	35-1150732
(State or other jurisdiction of	(I.R.S. Employer Identification Number)
incorporation or organization)

One Technology Way
Indianapolis, Indiana	46268
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code                                                                                                           (317) 293-5309

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to the filing requirements for the past 90 days:
                                                                                                                                     Yes X    No     .

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a small reporting company.  See the definitions of “ large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [   ]                                                                                       Accelerated filer [ X ]
Non-accelerated filer [   ] (Do not check if a smaller reporting company)       Smaller reporting company [   ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the
Exchange Act).                                                                                                           Yes [   ]  No [X ]

The number of shares of the Registrant's common stock outstanding as of March 7, 2008 was 6,417,220.

HURCO COMPANIES, INC.
January 2008 Form 10-Q Quarterly Report

Table of Contents

Part I - Financial Information

Part II - Other Information

Item 1.	Legal Proceedings…………………………………...…………………………………...	21

Item 1A.	Risk Factors…………..……………………………...…………………………………...	21

Item 5.	Other Information…..…………… ………………………………………………………	21

Item 6.	Exhibits…..……………………… ………………………………………………………	21

Signatures	…………………………………………………………………………………………….	22

PART I - FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

HURCO COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended
	January 31
	2008	2007
	(unaudited)

Sales and service fees	$60,923	$46,878

Cost of sales and service	36,066	29,554

Gross profit	24,857	17,324

Selling, general and administrative expenses	12,376	9,250

Operating income	12,481	8,074

Interest expense	11	82

Interest income	149	193

Investment income	172	21

Other (income) expense, net	464	(187)

Income before taxes	12,327	8,393

Provision for income taxes	4,522	2,998

Net income	$7,805	$5,395

Earnings per common share

Basic	$1.22	$0.85
Diluted	$1.21	$0.84

Weighted average common shares outstanding

Basic	6,401	6,362
Diluted	6,433	6,418

The accompanying notes are an integral part of the condensed consolidated financial statements.

HURCO COMPANIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
(Dollars in thousands)

	January 31	October 31
	2008	2007
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$21,176	$29,760
Short-term investments	14,000	10,000
Accounts receivable, net	35,977	25,645
Inventories, net	63,829	61,121
Deferred tax assets, net	8,249	8,258
Other	3,155	4,481
Total current assets	146,386	139,265

Property and equipment:
Land	776	776
Building	7,135	7,135
Machinery and equipment	14,621	13,629
Leasehold improvements	1,549	1,473
	24,081	23,013
Less accumulated depreciation and amortization	(11,935)	(11,617)
	12,146	11,396
Non-current assets:
Software development costs, less accumulated amortization	5,737	5,960
Investments and other assets	7,085	7,160
	$171,354	$163,781

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$36,730	$35,486
Accrued expenses	25,596	27,729
Total current liabilities	62,326	63,215

Non-current liabilities:
Deferred tax liability, net	2,008	1,956
Deferred credits and other obligations	1,015	1,007
Total liabilities	65,349	66,178

Shareholders’ equity:
Preferred stock: no par value per share; 1,000,000 shares
authorized; no shares issued	--	--
Common stock: no par value; $.10 stated value per share;
12,500,000 shares authorized, and 6,417,220 and 6,392,220
shares issued and outstanding, respectively	642	639
Additional paid-in capital	51,079	50,971
Retained earnings	57,174	49,369
Accumulated other comprehensive loss	(2,890)	(3,376)
Total shareholders’ equity	106,005	97,603
	$171,354	$163,781

The accompanying notes are an integral part of the condensed consolidated financial statements.

HURCO COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollars in thousands)

	Three Months Ended
	January 31
	2008	2007
	(unaudited)
Cash flows from operating activities:
Net income	$7,805	$5,395
Adjustments to reconcile net income to Net cash provided by (used for) operating activities:
Provision for doubtful accounts	(25)	(38)
Deferred tax provision	(268)	77
Equity in (income) loss of affiliates	20	(204)
Depreciation and amortization	683	388
Stock-based compensation	57	308
Change in assets and liabilities:
(Increase) decrease in accounts receivable	(10,019)	(2,587)
(Increase) decrease in inventories	(2,029)	3,695
Increase (decrease) in accounts payable	982	(2,634)
Increase (decrease) in accrued expenses	(2,003)	(1,797)
Other	1,103	306
Net cash provided by (used for) operating activities	(3,694)	2,909

Cash flows from investing activities:
Proceeds from sale of property and equipment	12	--
Purchase of property and equipment	(1,096)	(149)
Purchase of short-term investments	(8,000)	--
Sale of short-term investments	4,000	--
Software development costs	(51)	(505)
Other investments	(106)	(299)
Net cash used for investing activities	(5,241)	(953)

Cash flows from financing activities:
Repayment on first mortgage	--	(33)
Tax benefit from exercise of stock options	--	115
Proceeds from exercise of common stock options	54	97
Net cash provided by financing activities	54	179

Effect of exchange rate changes on cash	297	345

Net increase (decrease) in cash and cash equivalents	(8,584)	2,480

Cash and cash equivalents at beginning of period	29,760	29,846

Cash and cash equivalents at end of period	$21,176	$32,326

The accompanying notes are an integral part of the condensed consolidated financial statements.

HURCO COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
For the three months ended January 31, 2008 and 2007

(Dollars in thousands, except Shares Issued and Outstanding)	Common Stock		Additional	Retained	Accumulated Other Comprehensive
	Shares Issued & Outstanding	Amount	Paid-In Capital	Earnings (Deficit)	Income (Loss)	Total
	(Dollars in thousands)

Balances, October 31, 2006	6,346,520	$635	$50,011	$28,480	$(3,751)	$75,375

Net income	--	--	--	5,395	--	5,395

Translation of foreign currency financial statements	--	--	--	--	638	638

Unrealized loss on derivative instruments, net of tax	--	--	--	--	(235)	(235)

Comprehensive income	--	--	--	--	--	5,798

Exercise of common stock options	34,000	3	94	--	--	97

Tax benefit from exercise of stock options	--	--	115	--	--	115

Stock-based compensation expense	--	--	308	--	--	308

Balances, January 31, 2007	6,380,520	$638	$50,528	$33,875	$ (3,348)	$81,693

Balances, October 31, 2007	6,392,220	$639	$50,971	$49,369	$(3,376)	$97,603

Net income	--	--	--	7,805	--	7,805

Translation of foreign currency financial statements	--	--	--	--	456	456

Unrealized gain on derivative instruments, net of tax	--	--	--	--	30	30

Comprehensive income	--	--	--	--	--	8,291

Exercise of common stock options	25,000	3	51	--	--	54
Tax benefit from exercise of stock options	--	--	--	--	--	--

Stock-based compensation expense	--	--	57	--	--	57

Balances, January 31, 2008	6,417,220	$642	$51,079	$57,174	$(2,890)	$106,005

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

The condensed financial information as of January 31, 2008 and for the three months ended January 31, 2008 and January 31, 2007 is unaudited; however, in our opinion, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of our results for, and our financial position at the end of the interim periods.  We suggest that you read these condensed consolidated financial statements in conjunction, with the financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended October 31, 2007.

Certain prior year amounts have been reclassified to conform to the current year presentation. These changes had no impact on previously reported net income or shareholders' equity.

2. SHORT-TERM INVESTMENTS
At January 31, 2008, we made a reclassification on the Condensed Consolidated Balance Sheet and Condensed Consolidated Statement of Cash Flows to reflect investments in auction rate securities as Short-term Investments instead of Cash and Cash Equivalents, as previously reported.  Auction rate securities are designed to be liquid investments, with interest rates that are reset through a “dutch auction” process that occurs every 7 to 35 days, depending on the terms of the individual security.  The underlying securities have long-term maturities.  At each auction date, holders may elect to reset the interest rate on these securities at the rate determined by the market auction or to redeem the securities.  However, there is the potential for a failed auction in which we would be unable to immediately liquidate our position in these securities.  Accordingly, we have classified these securities as Short-term Investments based upon our investment history with these securities.  This reclassification does not have any impact on our Condensed Consolidated Statement of Operations, cash provided by operating activities, total current assets, working capital, total assets or shareholders’ equity.  The following is a summary of the effects of this reclassification on our Condensed Consolidated Balance Sheet as of October 31, 2007 and the Condensed Consolidated Statement of Cash Flows as of January 31, 2008.  We did not own any auction rate securities as of January 31, 2007.

Consolidated Balance Sheet (in thousands)	October 31, 2007
	As previously reported	As reclassified
Cash and cash equivalents	$39,760	$29,760
Short-term investments	$-	$10,000

Consolidated Statement of Cash Flows (in thousands)
	As reported at October 31, 2007	As reclassified January 31, 2008
Cash and cash equivalents, at end of period	$39,760
Cash and cash equivalents, at beginning of period		$29,760

We classify our auction rate securities as “available for sale” in accordance with the provisions of Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. Our auction rate securities are stated at cost which approximates fair market value and therefore there were no unrealized gains or losses related to these securities included in Accumulated Other Comprehensive Loss as of January 31, 2008.  All income generated from these auction rate securities was recorded as Investment Income.  As of January 31, 2008 and October 31, 2007, we had $14.0 million and $10.0 million, respectively, of auction rate securities.

3.	HEDGING

We enter into foreign currency forward exchange contracts periodically to hedge certain forecasted inter-company sales and forecasted inter-company and third party purchases denominated in foreign currencies (the Pound Sterling, Euro and New Taiwan Dollar).  The purpose of these instruments is to mitigate the risk that the U.S. Dollar net cash inflows and outflows resulting from sales and purchases denominated in foreign currencies will be adversely affected by changes in exchange rates.  These forward contracts have been designated as cash flow hedge instruments, and are recorded in the Condensed Consolidated Balance Sheets at fair value in Other Current Assets and Accrued Expenses.  Gains and losses resulting from changes in the fair value of these hedge contracts are deferred in Accumulated Other Comprehensive Loss and recognized as an adjustment to Cost of Sales in the period that the sale that is the subject of the related hedge contract is recognized, thereby providing an offsetting economic impact against the corresponding change in the U.S. Dollar value of the inter-company sale or purchase being hedged.

At January 31, 2008, we had $2.6 million of losses, net of tax, related to cash flow hedges deferred in Accumulated Other Comprehensive Loss, net of tax.  Of this amount, $1.5 million represents unrealized losses, net of tax, related to future cash flow hedge instruments that remain subject to currency fluctuation risk.  These deferred losses will be recorded as an adjustment to Cost of Sales in the periods through January 2009, in which the sale that is the subject of the related hedge contract is recognized, as described above.  Net losses on cash flow hedge contracts, which we reclassified from Accumulated Other Comprehensive Loss to Cost of Sales in the quarter ended January 31, 2008, were $800,000 compared to net losses of $262,000 for the same period in the prior year.

We also enter into foreign currency forward exchange contracts to protect against the effects of foreign currency fluctuations on receivables and payables denominated in foreign currencies.  These derivative instruments are not designated as hedges under Statement of Financial Accounting Standards No. 133, “Accounting Standards for Derivative Instruments and Hedging Activities” (SFAS 133), and, as a result, changes in their fair value are reported currently as Other Expense (Income), Net in the Condensed Consolidated Statement of Operations consistent with the transaction gain or loss on the related foreign denominated receivable or payable and non-hedged foreign currency gains and losses.  We recorded net transaction losses of $368,000 for the quarter ended January 31, 2008 compared to net gains of $16,000 for the same period in the prior year.

We are exposed to foreign currency exchange risks related to our investment in net assets in foreign countries.   To manage this risk, we entered into a forward contract on November 26, 2007 with a notional amount of €3.0 million.  We have designated this forward contract as a hedge of our net investment in Euro denominated assets.  We have selected the forward method under the guidance of the Derivatives Implementation Group Statement 133 Issue H8, “Foreign Currency Hedges:  Measuring the Amount of Ineffectiveness in a Net Investment Hedge”.    The forward method requires all changes in the fair value of the forward to be reported as a cumulative translation adjustment in Accumulated Other Comprehensive Loss, net of tax, in the same manner as the underlying hedged net assets.  As of January 31, 2008, we had a gain of $22,000, net of tax, recorded as a cumulative translation adjustment in Accumulated Other Comprehensive Loss, net of tax, related to the forward contract.

4.   STOCK OPTIONS

In March 2007, the 1997 Stock Option and Incentive Plan, which allowed us to grant awards of options to purchase shares of our common stock, stock appreciation rights, restricted shares and performance shares, expired and we may no longer make awards under this plan.  Options granted under the plan prior to March 2007 remain exercisable for a period up to ten years after the date of grant and vest in equal annual installments as specified by the Compensation Committee of our Board of Directors at the time of grant.  The exercise price of options intended to qualify as incentive stock options may not be less than 100% of the fair market value of a share of common stock on the date of grant.  During the first three months of fiscal 2008, options to purchase 25,000 shares were exercised, resulting in cash proceeds of approximately $54,000 with no additional tax benefit, compared to 34,000 shares exercised in the prior year period resulting in cash proceeds of $97,000 and an additional tax benefit of approximately $115,000.  We are submitting a new equity-based incentive compensation plan to our shareholders at the 2008 annual meeting.

Effective November 1, 2005, we adopted SFAS No. 123(R), “Share Based Payment,” using the modified prospective method, and began applying its provisions to all options granted as well as to the nonvested portion of previously granted options outstanding at that date.  Compensation expense is determined at the date of grant using the Black-Scholes valuation model.

During the first three months of fiscal 2007, the Compensation Committee granted 40,000 shares under the 1997 plan to certain employees and directors.  The fair value of options awarded was estimated on the date of grant using a Black-Scholes valuation model with assumptions for expected volatility based on the historical volatility of our common stock, the contractual term of the options of ten years and a risk-free interest rate based upon a three-year U.S. Treasury yield as of the date of grant.  The options granted to employees vest in three equal annual installments and the directors’ options were granted with immediate vesting as of the date of grant.

During the first three months of fiscal 2008, approximately $57,000 of stock-based compensation expense had been recorded related to options granted under the 1997 plan compared to $308,000 for the same period in the prior year.  As of January 31, 2008, there was approximately $400,000 of total unrecognized stock-based compensation cost that is expected to be recognized over the next two years.

A summary of stock option activity for the three-month period ended January 31, 2008, is as follows:
	Stock Options	Weighted Average Exercise Price

Outstanding at October 31, 2007	83,000	$13.24

Options granted	--	--
Options exercised	(25,000)	$2.15
Options cancelled	--	--

Outstanding at January 31, 2008	58,000	$18.02

The total intrinsic value of stock options exercised during the three-month periods ended January 31, 2008 and 2007 was approximately $900,000 and $1.0 million, respectively.  The intrinsic value is calculated as the difference between the stock price as of January 31, 2008 and the exercise price of the stock option multiplied by the number of shares exercised.

Summarized information about outstanding stock options as of January 31, 2008, that are already vested and those that we expect to vest, as well as stock options that are currently exercisable, is as follows:
	Outstanding Stock Options Already Vested and Expected to Vest	Options that are outstanding and Exercisable

Number of outstanding options	58,000	38,000

Weighted average remaining contractual life	7.29	5.95
Weighted average exercise price per share	$18.02	$13.45

Intrinsic value	$1,076,000	$879,000

5.	EARNINGS PER SHARE

Basic and diluted earnings per common share are based on the weighted average number of shares of our common stock outstanding.  Diluted earnings per common share give effect to outstanding stock options using the treasury method.  The dilutive number of shares for the three months ended January 31, 2008 and 2007 was 32,000 and 56,000, respectively.

6.	ACCOUNTS RECEIVABLE

Accounts receivable are net of allowance for doubtful accounts of $726,000 as of January 31, 2008 and $751,000 as of October 31, 2007.

7.	INVENTORIES

Inventories, priced at the lower of cost (first-in, first-out method) or market, are summarized below (in thousands):

	January 31, 2008	October 31, 2007
Purchased parts and sub-assemblies	$11,149	$10,956
Work-in-process	10,783	11,692
Finished goods	41,897	38,473
	$63,829	$61,121

8.	SEGMENT INFORMATION

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

From time to time, our subsidiaries guarantee third party payment obligations in connection with the sale of certain machines to customers that use financing.  At January 31, 2008 we had 52 outstanding third party guarantees totaling approximately $1.5 million.  The terms of our subsidiaries’ guarantees are consistent with the underlying customer financing terms.  Upon shipment, the customer has the risk of ownership, but does not obtain title until the machine is paid in full.  A retention of title clause allows us to recover the machine if the customer defaults on the lease.  We believe that the proceeds obtained from liquidation of the machine would cover any payments required by the guarantee.

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

	Three months ended
	1/31/08	1/31/07
Balance, beginning of period	$2,449	$1,926
Provision for warranties during the period	669	599
Charges to the accrual	(598)	(517)
Impact of foreign currency translation	30	27
Balance, end of period	$2,550	$2,035

10.	COMPREHENSIVE INCOME

A reconciliation of our net income to comprehensive income was as follows (in thousands):
	Three months ended
	1/31/08	1/31/07
Net income	$7,805	$5,395
Translation of foreign currency financial statements	456	638
Unrealized gain (loss) on derivative instruments	30	(235)
Comprehensive income	$8,291	$5,798

11.	DEBT FACILITIES

On December 7, 2007, we entered into a new domestic credit agreement that provides us with a $30.0 million unsecured revolving credit facility and a separate letter of credit facility in the amount of 100.0 million New Taiwan Dollars.  On the same day, we entered into a Taiwan revolving credit agreement of 100.0 million New Taiwan Dollars which is an uncommitted demand credit facility. In the event the Taiwan facility is not available, the Taiwan letter of credit facility available under the domestic credit agreement would enable us to provide credit enhancement to a replacement lender in Taiwan. We also entered into a £1.0 million revolving credit facility in the United Kingdom.

The new domestic and U.K. facilities, which mature on December 7, 2012, replace our prior agreements, which would have matured on January 31, 2008.  We incurred no early termination or prepayment penalties in connection with replacement of these prior facilities.

Borrowings under the new domestic facility may be used for general corporate purposes and will bear interest at a LIBOR-based rate or an alternate base rate, in each case, plus an applicable margin determined by reference to the ratio of the interest-bearing debt and obligations and the undrawn face amount of all letters of credit outstanding, on a consolidated basis, to consolidated EBITDA.  Based on the most recent determination of that ratio, the applicable margin under the new domestic facility will be less than it would have been under the prior facility. The credit agreement for the new domestic facility contains customary affirmative and negative covenants and events of default for an unsecured commercial bank credit facility, including, among other things, limitations on consolidations, mergers and sales of assets. The financial covenants contained in the credit agreement are a minimum quarterly consolidated net income covenant and a covenant establishing a maximum ratio of consolidated total indebtedness to total indebtedness and net worth. Other covenants are not materially different from those contained in the prior facility, except that there are no covenants relating to collateral and minimum collateral valuations, as the new domestic facility is unsecured. The fixed charge coverage ratio, minimum consolidated net worth financial covenants, and the borrowing base restrictions that were part of the prior facility are also no longer applicable.

12.	INCOME TAXES

On November 1, 2007, we adopted the provisions of Financial Accounting Standards Board Interpretation No. 48 "Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109," ("FIN 48").  As a result of the adoption, there was no change to beginning retained earnings.  Our total balance of unrecognized tax benefits as of January 31, 2008 was approximately $615,000, which included accrued interest.

We accrued interest related to unrecognized tax benefits as a component of our income tax provision.  We believe there is substantial support for taking these tax benefits and therefore have estimated no tax penalties.  As of January 31, 2008, we had approximately $37,000 of accrued interest, which did not include the federal tax benefit of interest deductions.

We file income tax returns in U.S. federal jurisdiction and various state, local and foreign jurisdictions.  The statute of limitation will expire between July 2009 and July 2010 with respect to unrecognized tax benefits related to FIN 48.

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

Our computerized metal cutting machine tools are manufactured in Taiwan to our specifications by our wholly owned subsidiary, Hurco Manufacturing Limited (HML), and by an affiliated contract manufacturer.  We sell our products through more than 170 independent agents and distributors in countries throughout North America, Europe and Asia.  We also have our own direct sales and service organizations in Canada, England, France, Germany, Italy, Singapore and China.

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

Our high levels of foreign manufacturing and sales also subject us to cash flow risks due to fluctuating currency exchange rates.  We seek to mitigate those risks through the use of various derivative instruments- principally foreign currency forward exchange contracts.

The volatility of demand for machine tools affects our working capital requirements and, therefore, our cash flow from operations and our operating profits.  Because our products are produced in Taiwan, manufacturing and ocean transportation lead times require that we schedule machine tool production based on forecasts of customer orders for a future period of four or five months.  We continually monitor order activity levels and adjust future production schedules to reflect changes in demand, but a significant unexpected decline in customer orders from forecasted levels can increase our finished goods inventories and our use of working capital.

Our financial results for the first quarter of fiscal 2008 reflect increased revenues and operating income compared to the corresponding period of the prior year as a result of significant improvement in foreign markets, primarily Europe, as well as increased shipments of our larger and higher-priced machines in those markets.  The first quarter results also reflect the benefit of a weaker U.S. Dollar when translating foreign sales for financial reporting purposes.

RESULTS OF OPERATIONS

Three Months Ended January 31, 2008 Compared to Three Months Ended January 31, 2007

Sales and Service Fees.  Sales and service fees for the first quarter of fiscal 2008 were $60.9 million, an increase of $14.0 million, or 30%, over the first quarter of fiscal 2007.  The growth of first quarter revenues was primarily the result of significant improvement in demand, primarily Europe, as well as increased shipments of our larger, higher-priced machines in that market.  As noted below, approximately 74% of our sales during the first quarter of fiscal 2008 were derived from Europe. Due to the effects of a weaker U.S. Dollar when translating foreign sales for financial reporting purposes, sales and service fees for the first quarter of fiscal 2008 were approximately $4.6 million, or 10%, more than would have been the case if foreign sales had been translated at the same rate of exchange that was utilized for the first quarter of 2007.

The following tables set forth net sales (in thousands) by geographic region and product category for the first quarter of 2008 and 2007:

Net Sales and Service Fees by Geographic Region
	January 31,				Increase
	2008		2007		Amount	%
North America	$13,079	21.5%	$13,223	28.2%	$(144)	-1.1%
Europe	45,052	73.9%	31,494	67.2%	13,558	43.0%
Asia Pacific	2,792	4.6%	2,161	4.6%	631	29.2%
Total	$60,923	100.0%	$46,878	100.0%	14,045	30.0%

Growth was primarily driven by strong demand in existing European markets, expansion into Eastern European markets, and increased shipments of the higher end VMX product line.  Growth in the Asia Pacific region was primarily due to India, a new market we targeted for expansion last year.  The effect of a weaker U.S. Dollar when translating fiscal 2008 foreign sales into U.S. Dollars for financial reporting purposes had a favorable impact of approximately 14% in Europe and 8% in the Asia Pacific market.  Sales in North America reflected continued market softness.

Net Sales and Service Fees by Product Category
	January 31,				Increase
	2008		2007		Amount	%

Computerized Machine Tools	$54,924	90.2%	$41,746	89.1%	$13,178	31.6%
Service Fees, Parts and Other	5,999	9.8%	5,132	10.9%	867	16.9%
Total	$60,923	100.0%	$46,878	100.0%	14,045	30.0%

Sales of computerized machine tools during the first quarter of fiscal 2008 increased 32% over the corresponding period in fiscal 2007. The increase was driven by a 10% increase in overall unit shipments combined with the impact of a favorable product mix, particularly higher-priced VMX machines.

Orders. New order bookings in the first quarter of fiscal 2008, were $61.1 million, an increase of $14.1 million, or 30%, over the prior year period.  Of that increase, Europe and Asia Pacific orders increased $14.2 million, or 44%, and $.6 million, or 27%, respectively.  North American bookings declined by $.8 million or 6%.

Gross Margin.  Gross margin for the first quarter of fiscal 2008 was 41%, compared to 37% for the 2007 period.  The improvement was attributable to increased sales of higher margin VMX products in Europe, as well as the impact of a continuing decline in the value of the U.S. Dollar when European sales results are translated to U.S. Dollars for financial reporting purposes.

Operating Expenses.  Selling, general and administrative expenses were $12.4 million for the first quarter of fiscal 2008, an increase of $3.1 million over the 2007 period, reflecting greater expenditures for sales, product development and market expansion.  The increase also reflected the unfavorable effect of a weaker U.S. Dollar during the 2008 period when translating foreign operating expenses for financial reporting purposes.

Operating Income.  Operating income was $12.5 million, or 21% of sales and service fees, compared to $8.1 million, or 17% of sales and service fees, for the prior year period.

Other (Income) Expense, net.  The decrease in other income is primarily the result of net transaction losses on foreign currency forward exchange contracts due to the difference at the balance sheet date between the fair value of receivables and payables denominated in foreign currencies and the foreign exchange contract rates at which the hedges were placed.  Additionally, we had reduced income from our investment in a Taiwan contract manufacturer in which we have a minority interest accounted for under the equity method.

Income Taxes.  Our provision for income taxes during the first quarter of fiscal 2008 was approximately $1.5 million higher than in the same period in fiscal 2007 as a result of the increase in operating income.  Our effective tax rate for the first quarter of fiscal 2008 was 37% compared to 36% for the first quarter of 2007.

LIQUIDITY AND CAPITAL RESOURCES

At January 31, 2008, we had cash and short-term investments of $35.2 million, compared to $39.8 million at October 31, 2007.  Cash used for operations totaled $3.7 million for the quarter ended January 31, 2008, compared to cash generated of $2.9 million in the prior year period.  The increased use of cash during the first quarter of fiscal 2008 primarily reflects increased inventory due to growth in product demand. Approximately 58% of the $35.2 million of cash and short-term investments is denominated in U.S. Dollars.  The remaining balances are held outside the U.S. in the local currencies of our various foreign entities and are subject to fluctuations in currency exchange rates.

Working capital, excluding cash and short-term investments, was $48.9 million at January 31, 2008, compared to $36.3 million at October 31, 2007.  The increased working capital, excluding cash and short-term investments, was primarily driven by increased accounts receivable and inventory due to growth in product demand and a reduction in accrued expenses for payments made to employees related to fiscal 2007 year-end performance bonuses.

Capital expenditures were primarily for an integrated computer system, software development projects and purchases of equipment related to expansion of our manufacturing facilities.  We funded these expenditures with cash flow from operations.

As of January 31, 2008, we had no debt or borrowings outstanding under our domestic and foreign bank credit facilities.

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

Although we have not made any significant acquisitions in the recent past, we continue to receive information on businesses and assets, including intellectual property assets that are being sold.  Should attractive opportunities arise, we believe that our earnings, cash flow from operations, borrowings under our bank credit facilities, and the sale of securities from our shelf registration would provide sufficient resources to finance any such possible acquisitions.

NEW ACCOUNTING PRONOUNCEMENTS

In July 2006, the FASB released Interpretation No. 48 “Accounting for Uncertainty in Income Taxes,” an interpretation of FASB Statement No.109 which clarifies the accounting and reporting for uncertainties in income taxes.  The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expect to be taken in a tax return.  FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  During the first quarter of fiscal 2008, we adopted FASB Interpretation No. 48.  The adoption of this standard did not have a material effect on the consolidated financial statements.

During 2006, the FASB released Statement No. 157, “Fair Value Measurements”, a new standard which provides further guidance on using fair value to measure assets and liabilities, the information used to measure fair value and the effect of fair value measurements on earnings.  Statement 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, but does not expand the use of fair value in any new circumstances.  We will be required to adopt and report the impact of Statement 157 by the end of fiscal 2008.  Although we have not adopted this statement, we have assessed the potential impact and conclude that its adoption will not have a material effect on the consolidated financial statements.

In February 2007, the FASB released Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, a new standard that permits an entity to choose to measure many financial instruments and certain other items at fair value.  The objective of this statement is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  We will be required to consider adoption of Statement No. 159 by the end of fiscal 2008.  Although we have not adopted this statement, we have assessed the potential impact and have concluded that its adoption will not have a material effect on the consolidated financial statements.

CRITICAL ACCOUNTING POLICIES

Our accounting policies, which are described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2007, require management to make significant estimates and assumptions using information available at the time the estimates are made.  These estimates and assumptions significantly affect various reported amounts of assets, liabilities, revenues and expenses.  If our future experience differs materially from these estimates and assumptions, our results of operations and financial condition would be affected.  There were no material changes to our critical accounting policies during the first quarter of 2008.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

There have been no material changes from the information provided in our Annual Report on Form 10-K for the fiscal year ended October 31, 2007.  As of January 31, 2008, our FIN 48 liabilities were $615,000. The periods in which the FIN 48 liabilities will be paid cannot be reliably estimated and are, therefore, excluded from our contractual obligations.

OFF BALANCE SHEET ARRANGEMENTS

From time to time, our subsidiaries guarantee third party payment obligations in connection with the sale of certain machines to customers that use financing.  At January 31, 2008 we had 52 outstanding third party guarantees totaling approximately $1.5 million.  The terms of our subsidiaries’ guarantees are consistent with the underlying customer financing terms.  Upon shipment, the customer has the risk of ownership, but does not obtain title until the machine is paid in full.  A retention of title clause allows us to recover the machine if the customer defaults on the lease.  We believe that the proceeds obtained from liquidation of the machine would cover any payments required by the guarantee.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

Certain statements made in this report constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from those expressed or implied by the statements.  These risks, uncertainties and other factors include:

•	The cyclical nature of the machine tool industry;
•	The risks of our international operations;
•	The limited number of our manufacturing sources;
•	The effects of changes in currency exchange rates;
•	Our dependence on new product development;
•	The need to make technological advances;
•	Competition with larger companies that have greater financial resources;
•	Changes in the prices of raw materials, especially steel and iron products;
•	Possible obsolescence of our technology;
•	Acquisitions that could disrupt our operations and effect operating results;
•	Impairment of our goodwill or other assets;
•	The need to protect our intellectual property assets; and
•	The effect of the loss of key personnel.

We discuss these and other important risks and uncertainties that may affect our future operation in Part I, Item 1A – Risk Factors in our most recent Annual Report on Form 10-K and may update that discussion in Part II, Item 1A – Risk Factors in this or a Quarterly Report on Form 10-Q we file hereafter.

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

Item 3.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Interest on borrowings on our bank credit facilities are tied to prevailing U.S. and European interest rates.  At January 31, 2008, there were no outstanding borrowings under our bank credit facilities.

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

Our products are sourced from foreign suppliers or built to our specifications by either our wholly owned subsidiary in Taiwan or overseas contract manufacturer.  Our purchases are predominantly in foreign currencies and in some cases our arrangements with these suppliers include foreign currency risk sharing agreements, which reduce (but do not eliminate) the effects of currency fluctuations on product costs.  The predominant portion of the exchange rate risk associated with our product purchases relates to the New Taiwan Dollar.

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

Forward contracts for the sale or purchase of foreign currencies as of January 31, 2008 which are designated as cash flow hedges under SFAS No. 133 were as follows:

	Notional Amount	Weighted Avg.		Contract Amount at Forward Rates in U.S. Dollars
Forward Contracts	in Foreign Currency	Forward Rate		Contract Date	January 31, 2008	Maturity Dates
Sale Contracts:
Euro	44,350,000	1.4145		62,733,075	65,579,417	February 2008 – January 2009
Pound Sterling	5,475,000	2.0080		10,993,800	10,801,461	February 2008 – January 2009
Purchase Contracts:
New Taiwan Dollar	1,127,000,000	31.93	*	35,293,970	35,513,253	February 2008 – January 2009

*NT Dollars per U.S. Dollar

Forward contracts for the sale or purchases of foreign currencies as of January 31, 2008, which were entered into to protect against the effects of foreign currency fluctuations on receivables and payables and are not designated as hedges under SFAS 133, “Accounting Standards for Derivative Instruments and Hedging Activities” denominated in foreign currencies were as follows:

				Contract Amount at Forward Rates in U.S. Dollars
Forward Contracts	Notional Amount in Foreign Currency	Weighted Avg. Forward Rate		Contract Date	January 31, 2008	Maturity Dates
Sale Contracts:
Euro	19,229,770	1.4570		28,017,775	28,539,846	February – July 2008
Pound Sterling	1,454,820	1.9770		2,876,179	2,887,166	February – March 2008
Singapore Dollar	8,542,274	1.4149		6,037,369	6,066,063	March – July 2008
Purchase Contracts:
New Taiwan Dollar	503,333,676	32.05	*	15,703,169	15,702,152	February – April 2008

* NT Dollars per U.S. Dollar

We are exposed to foreign currency exchange risks related to our investment in net assets in foreign countries.   To manage this risk, we entered into a forward contract on November 26, 2007 with a notional amount of €3.0 million.  We have designated this forward contract as a hedge of our net investment in Euro denominated assets.  We have selected the forward method under the guidance of the Derivatives Implementation Group Statement 133 Issue H8, “Foreign Currency Hedges:  Measuring the Amount of Ineffectiveness in a Net Investment Hedge”.    The forward method requires all changes in the fair value of the forward to be reported as a cumulative translation adjustment in Accumulated Other Comprehensive Loss in the same manner as the underlying hedged net assets.  As of January 31, 2008, we had a gain of $22,000, net of tax, recorded as a cumulative translation adjustment in Accumulated Other Comprehensive Loss related to the forward contract.

Forward contract for the sale or purchase of foreign currencies as of January 31, 2008 which are designated as net investment hedge under SFAS No. 133 were as follows:

	Notional Amount	Weighted Avg.	Contract Amount at Forward Rates in U.S. Dollars
Forward Contracts	in Foreign Currency	Forward Rate	Contract Date	January 31, 2008	Maturity Date
Sale Contracts:
Euro	3,000,000	1.4837	4,451,100	4,415,274	November 2008

Item 4.                      CONTROLS AND PROCEDURES

We carried out an evaluation under the supervision and with participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2008 pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended.  Based upon that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of the evaluation date.

There were no changes in our internal controls over financial reporting during the quarter ended January 31, 2008 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.       LEGAL PROCEEDINGS
We are involved in various claims and lawsuits arising in the normal course of our business.  We believe it is remote that any of these claims will have a material adverse effect on our consolidated financial position or results of operations.

Item 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed in Part I, Item 1A – Risk Factors in our Annual Report on Form 10-K for the year ended October 31, 2007.

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

March 11, 2008