Form 10-Q
period 2008-04-30
HURCO COMPANIES INC
filed 2008-06-04
CIK 315374

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended April 30, 2008 or
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
 Yes X    No     .

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a small reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

The number of shares of the Registrant's common stock outstanding as of June 2, 2008 was 6,420,851.

HURCO COMPANIES, INC.
April 2008 Form 10-Q Quarterly Report

Table of Contents

Part I - Financial Information

Part II - Other Information

PART I - FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

HURCO COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	April 30		April 30
	2008	2007	2008	2007

Sales and service fees	$58,285	$42,494	$119,208	$89,372

Cost of sales and service	37,954	26,145	74,020	55,700

Gross profit	20,331	16,349	45,188	33,672

Selling, general and administrative expenses	11,676	9,405	24,052	18,655

Operating income	8,655	6,944	21,136	15,017

Interest expense	10	71	21	154

Interest income	133	196	282	389

Investment income	119	57	291	78

Other (income) expense, net	376	(318)	840	(506)

Income before taxes	8,521	7,444	20,848	15,836

Provision for income taxes	3,054	2,764	7,576	5,761

Net income	$5,467	$4,680	$13,272	$10,075

Earnings per common share

Basic	$0.85	$0.73	$2.07	$1.58
Diluted	$0.85	$0.73	$2.06	$1.57

Weighted average common shares outstanding

Basic	6,410	6,373	6,410	6,373
Diluted	6,444	6,431	6,442	6,427

The accompanying notes are an integral part of the condensed consolidated financial statements.

HURCO COMPANIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
(Dollars in thousands)

	April 30	October 31
	2008	2007

ASSETS
Current assets:
Cash and cash equivalents	$25,609	$29,760
Short-term investments	3,650	10,000
Accounts receivable, net	35,741	25,645
Inventories, net	68,735	61,121
Deferred tax assets, net	8,810	8,258
Other	5,960	4,481
	148,505	139,265

Property and equipment:
Land	776	776
Building	7,135	7,135
Machinery and equipment	14,643	13,629
Leasehold improvements	1,668	1,473
	24,222	23,013
Less accumulated depreciation and amortization	(11,606)	(11,617)
	12,616	11,396
Non-current assets:
Software development costs, less accumulated amortization	5,542	5,960
Long-term investments	4,774	-
Other assets	7,284	7,160
	$178,721	$163,781

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$36,750	$35,486
Accrued expenses	26,522	27,729
	63,272	63,215

Non-current liabilities:
Deferred tax liability, net	1,886	1,956
Deferred credits and other obligations	1,000	1,007
Total liabilities	66,158	66,178

Shareholders’ equity:
Preferred stock: no par value per share; 1,000,000 shares
authorized; no shares issued	--	--
Common stock: no par value; $.10 stated value per share;
13,250,000 shares authorized, and 6,420,851 and 6,392,220
shares issued and outstanding, respectively	642	639
Additional paid-in capital	51,269	50,971
Retained earnings	62,641	49,369
Accumulated other comprehensive loss	(1,989)	(3,376)
Total shareholders’ equity	112,563	97,603
	$178,721	$163,781

The accompanying notes are an integral part of the condensed consolidated financial statements.

HURCO COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollars in thousands)

	Three Months Ended		Six Months Ended
	April 30		April 30
	2008	2007	2008	2007

Cash flows from operating activities:
Net income	$5,467	$4,680	$13,272	$10,075
Adjustments to reconcile net income to Net cash provided by (used for) operating activities:
Provision for doubtful accounts	(116)	281	(141)	243
Deferred tax provision	(378)	(573)	(646)	(496)
Equity in (income) loss of affiliates	9	(416)	29	(620)
Depreciation and amortization	730	396	1,413	787
Stock-based compensation	57	58	114	366
Change in assets and liabilities:
(Increase) decrease in accounts receivable	3,736	1,370	(6,283)	(1,217)
(Increase) decrease in inventories	(2,118)	(4,219)	(4,147)	(524)
Increase (decrease) in accounts payable	(1,715)	3,770	(733)	1,136
Increase (decrease) in accrued expenses	(1,966)	2,292	(3,970)	497
Other	(4,994)	(1,590)	(3,891)	(1,285)
Net cash provided by (used for) operating activities	(1,288)	6,049	(4,983)	8,962

Cash flows from investing activities:
Proceeds from sale of property and equipment	--	--	12	--
Purchase of property and equipment	(659)	(441)	(1,755)	(592)
Purchase of investments	(1,100)	(12,000)	(9,100)	(12,000)
Sale of investments	6,350	4,000	10,350	4,000
Software development costs	(108)	(543)	(159)	(1,050)
Other investments	367	139	261	(160)
Net cash provided by (used for) investing activities	4,850	(8,845)	(391)	(9,802)

Cash flows from financing activities:
Repayment on first mortgage	--	(3,976)	--	(4,010)
Tax benefit from exercise of stock options	36	153	36	268
Proceeds from exercise of common stock options	97	22	151	119
Net cash provided by (used for) financing activities	133	(3,801)	187	(3,623)

Effect of exchange rate changes on cash	739	728	1,036	1,074

Net increase (decrease) in cash and cash equivalents	4,434	(5,869)	(4,151)	(3,389)

Cash and cash equivalents at beginning of period	21,175	32,326	29,760	29,846

Cash and cash equivalents at end of period	$25,609	$26,457	$25,609	$26,457

The accompanying notes are an integral part of the condensed consolidated financial statements.

HURCO COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
For the six months ended April 30, 2008 and 2007

(Dollars in thousands, except Shares Issued and Outstanding)	Common Stock		Additional		Accumulated Other Comprehensive
	Shares Issued & Outstanding	Amount	Paid-In Capital	Retained Earnings	Income (Loss)	Total
	(Dollars in thousands)

Balances, October 31, 2006	6,346,520	$635	$50,011	$28,480	$(3,751)	$75,375

Net income	--	--	--	10,075	--	10,075

Translation of foreign currency financial statements	--	--	--	--	1,365	1,365

Unrealized loss on derivative instruments, net of tax	--	--	--	--	(1,369)	(1,369)

Comprehensive income	--	--	--	--	--	10,071

Exercise of common stock options	43,200	4	115	--	--	119

Tax benefit from exercise of stock options	--	--	268	--	--	268

Stock-based compensation expense	--	--	366	--	--	366

Balances, April 30, 2007	6,389,720	$639	$50,760	$38,555	$(3,755)	$86,199

Balances, October 31, 2007	6,392,220	$639	$50,971	$49,369	$(3,376)	$97,603

Net income	--	--	--	13,272		13,272

Translation of foreign currency financial statements	--	--	--	--	2,284	2,284

Unrealized loss on derivative instruments, net of tax	--	--	--	--	(695)	(695)

Unrealized loss on investments, net of tax	--	--	--	--	(202)	(202)

Comprehensive income	--	--	--	--	--	14,659

Exercise of common stock options	28,631	3	148	--	--	151

Tax benefit from exercise of stock options	--	--	36	--	--	36

Stock-based compensation expense	--	--	114	--	--	114

Balances, April 30, 2008	6,420,851	$642	$51,269	$62,641	$(1,989)	$112,563

The accompanying notes are an integral part of the condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	GENERAL

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

The condensed financial information as of April 30, 2008 and for the three and six months ended April 30, 2008 and April 30, 2007 is unaudited; however, in our opinion, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of our results for, and our financial position at the end of the interim periods.  We suggest that you read these condensed consolidated financial statements in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended October 31, 2007.

Certain prior year amounts have been reclassified to conform to the current year presentation. These changes had no impact on previously reported net income or shareholders' equity.

2.	INVESTMENTS

At January 31, 2008, we made a reclassification in the Condensed Consolidated Balance Sheet and Condensed Consolidated Statement of Cash Flows to record investments in auction rate securities as Short-term Investments instead of Cash and Cash Equivalents, as previously reported.  This reclassification did not have any impact on our Condensed Consolidated Statement of Operations, cash provided by operating activities, total current assets, working capital, total assets or shareholders’ equity.  The following is a summary of the effects of this reclassification on our Condensed Consolidated Balance Sheet as of October 31, 2007 and the Condensed Consolidated Statement of Cash Flows as of January 31, 2008.

Consolidated Balance Sheet	October 31, 2007
(in thousands)	As previously reported	As reclassified
Cash and cash equivalents	$39,760	$29,760
Short-term investments	$-	$10,000

Consolidated Statement of Cash Flows
(in thousands)	As reported at October 31, 2007	As reclassified January 31, 2008
Cash and cash equivalents, at end of period	$39,760
Cash and cash equivalents, at beginning of period		$29,760

As of April 30, 2008 and October 31, 2007, we held $8.5 million and $10.0 million, respectively, of investments in auction rate securities, which represented investments in student loan obligations and municipal bonds.  These auction rate securities are intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined intervals allowing us to either roll over the holdings or sell the investment at par value.  All income generated from these auction rate securities was recorded as Investment Income.

The recent uncertainties in the credit markets have adversely affected the liquidity of our holdings in auction rate securities, and multiple auctions for these securities have been unsuccessful.  Consequently, approximately $4.8 million of these investments in student loan obligations are currently not liquid and we will not be able to access these funds until a future auction of these investments is successful.  The remaining $3.7 million of the auction rate securities, as of April 30, 2008, are in a municipal bond that has had recent auction sales, at par value, totaling $525,000 since January 31, 2008.  All of the auction rate securities are “AAA” rated and were in compliance with our investment policy at the time of the acquisition.  We currently have the ability and intent to hold these auction rate securities until a recovery of the auction process takes place or the securities mature, which could be greater than twelve months.  As of April 30, 2008, we reclassified the student loan obligations of $4.8 million to long-term investments due to the inability to determine when the investments will settle, and continued to carry the $3.7 million municipal bond as a short-term investment based upon the most recent trading activity.

We classify our auction rate securities as “available for sale” in accordance with the provisions of Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities”.  Due to the lack of observable quotes in the market, we engaged an independent registered investment advisor to provide expert investment information in order to determine the fair value of our auction rate securities.  In estimating the fair value of these securities, each prospectus was researched, recent auction history was reviewed, and current collateral performance was examined. The underlying collateral for these securities was compared to other securities currently trading in the market as well as non-auction based debt with similar characteristics.  The estimated fair value of our auction rate securities as of April 30, 2008 was $8.5 million compared to par value or stated cost of $8.8 million.  Although these securities continue to pay interest according to their stated terms, we recorded an unrealized loss of $202,000, net of tax in Accumulated Other Comprehensive Loss, reflecting adjustments to our auction rate securities to record what we have concluded is a temporary decline in estimated fair value.  At the end of the second quarter, these securities had a weighted average tax exempt interest rate of approximately 4%.  We have deemed this impairment as temporary because the underlying reason for the impairment is primarily related to liquidity, as there has not been a change in credit risk of the investment since acquisition, the severity of the impairment is not significant compared to the total investment balance, and we do not intend to sell these investments for less than par value.

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

At April 30, 2008, we had $3.3 million of losses, net of tax, related to cash flow hedges deferred in Accumulated Other Comprehensive Loss, net of tax.  Of this amount, $2.1 million represents unrealized losses, net of tax, related to future cash flow hedge instruments that remain subject to currency fluctuation risk.  These deferred losses will be recorded as an adjustment to Cost of Sales in the periods through April 2009, in which the sale that is the subject of the related hedge contract is recognized, as described above.  Net losses on cash flow hedge contracts, which we reclassified from Accumulated Other Comprehensive Loss to Cost of Sales in the quarter ended April 30, 2008, were $1.2 million compared to net losses of $273,000 for the same period in the prior year.

We also enter into foreign currency forward exchange contracts to protect against the effects of foreign currency fluctuations on receivables and payables denominated in foreign currencies.  These derivative instruments are not designated as hedges under Statement of Financial Accounting Standards No. 133, “Accounting Standards for Derivative Instruments and Hedging Activities,” and, as a result, changes in their fair value are reported currently as Other Expense (Income), Net in the Condensed Consolidated Statement of Operations consistent with the transaction gain or loss on the related foreign denominated receivable or payable and non-hedged foreign currency gains and losses.  We recorded net transaction losses of $299,000 and $27,000 for the quarters ended April 30, 2008 and 2007, respectively.

We are exposed to foreign currency exchange risk related to our investment in net assets in foreign countries.   To manage this risk, we entered into a forward contract on November 26, 2007 with a notional amount of €3.0 million.  We have designated this forward contract as a hedge of our net investment in Euro denominated assets.  We have selected the forward method under the guidance of the Derivatives Implementation Group Statement 133 Issue H8, “Foreign Currency Hedges:  Measuring the Amount of Ineffectiveness in a Net Investment Hedge”.    The forward method requires all changes in the fair value of the forward to be reported as a cumulative translation adjustment in Accumulated Other Comprehensive Loss, net of tax, in the same manner as the underlying hedged net assets.  As of April 30, 2008, we had a loss of $133,000, net of tax, recorded as a cumulative translation adjustment in Accumulated Other Comprehensive Loss, net of tax, related to the forward contract.

4.	STOCK OPTIONS

In March 2008, we adopted the Hurco Companies, Inc. 2008 Equity Incentive Plan (the “2008 Plan”), which allows us to grant awards of stock options, Stock Appreciation Rights settled in stock (SARs), restricted shares, performance shares and performance units.  The 2008 Plan replaces the 1997 Stock Option and Incentive Plan (the “1997 Plan”) which expired in March 2007.  The Compensation Committee of the Board of Directors has authority to determine the officers, directors and key employees who will be granted awards; designate the number of shares subject to each award; determine the terms and conditions upon which awards will be granted; and prescribe the form and terms of award agreements.  We have granted stock options under both Plans which are currently outstanding.  No stock option may be exercised more than ten years after the date of grant or such shorter period as the Compensation Committee may determine at the date of grant.  The total number of shares of our common stock that may be issued as awards under the 2008 Plan is 750,000.  The market value of a share of our common stock, for purposes of the 2008 Plan, is the closing sale price as reported by the Nasdaq Global Select Market on the date in question or, if not a trading day, on the last preceding trading date.

During the first six months of fiscal 2008, options to purchase 28,631 shares were exercised, resulting in cash proceeds of approximately $151,000 and an additional tax benefit of approximately $36,000, compared to 43,200 shares exercised in the prior year period resulting in cash proceeds of $119,000 and an additional tax benefit of approximately $268,000.

Effective November 1, 2005, we adopted SFAS No. 123(R), “Share Based Payment,” using the modified prospective method, and began applying its provisions to all options granted as well as to the nonvested portion of previously granted options outstanding at that date.  Compensation expense is determined at the date of grant using the Black-Scholes valuation model.

During the first six months of fiscal 2007, the Compensation Committee granted options with respect to 40,000 shares under the 1997 Plan to certain employees and directors.  The fair value of these options was estimated on the date of grant using a Black-Scholes valuation model with assumptions for expected volatility based on the historical volatility of our common stock, the ten year contractual term of the options and a risk-free interest rate based upon a three-year U.S. Treasury yield as of the date of grant.  The options granted to employees vest in three equal annual installments and the directors’ options were granted with immediate vesting as of the date of grant.

During the first six months of fiscal 2008, approximately $114,000 of stock-based compensation expense was recorded related to options granted under the 1997 Plan compared to $366,000 for the same period in the prior year.  As of April 30, 2008, there was approximately $342,000 of total unrecognized stock-based compensation cost that we expect to recognize over the next two fiscal years.

A summary of stock option activity for the six-month period ended April 30, 2008, is as follows:

	Stock Options	Weighted Average Exercise Price

Outstanding at October 31, 2007	83,000	$.24

Options granted	--	--
Options exercised	(28,631)	$5.26
Options cancelled	--	--

Outstanding at April 30, 2008	54,369	$17.44

The total intrinsic value of stock options exercised during the six-month periods ended April 30, 2008 and 2007 was approximately $1.2 million and $1.8 million, respectively.  The intrinsic value is calculated as the difference between the stock price as of April 30, 2008 and the exercise price of the stock option multiplied by the number of shares exercised.

Summarized information about outstanding stock options as of April 30, 2008, that are already vested and those that we expect to vest, as well as stock options that are currently exercisable, is as follows:

	Outstanding Stock Options Already Vested and Expected to Vest	Options that are outstanding and Exercisable

Number of outstanding options	54,369	34,369

Weighted average remaining contractual life	7.08	5.76
Weighted average exercise price per share	$17.44	$12.05

Intrinsic value	$1,542,000	$1,160,000

5.	EARNINGS PER SHARE

Basic and diluted earnings per common share are based on the weighted average number of shares of our common stock outstanding.  Diluted earnings per common share give effect to outstanding stock options using the treasury method.  The dilutive number of shares for the three months ended April 30, 2008 and 2007 was 34,000 and 58,000, respectively.

6.	ACCOUNTS RECEIVABLE

Accounts receivable are net of allowances for doubtful accounts of $610,000 as of April 30, 2008 and $751,000 as of October 31, 2007.

7.	INVENTORIES

Inventories, priced at the lower of cost (first-in, first-out method) or market, are summarized below (in thousands):

	April 30, 2008	October 31, 2007
Purchased parts and sub-assemblies	$13,628	$10,956
Work-in-process	11,524	11,692
Finished goods	43,583	38,473
	$68,735	$61,121

8.	SEGMENT INFORMATION

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

From time to time, our subsidiaries guarantee third party payment obligations in connection with the sale of certain machines to customers that use financing.  At April 30, 2008 we had 56 outstanding third party guarantees totaling approximately $1.6 million.  The terms of our subsidiaries’ guarantees are consistent with the underlying customer financing terms.  Upon shipment, the customer has the risk of ownership, but does not obtain title until the machine is paid in full.  A retention of title clause allows us to recover the machine if the customer defaults on the lease.  We believe that the proceeds obtained from liquidation of the machine would cover any payments required by the guarantee.

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

	Six months ended
	April 30, 2008	April 30, 2007
Balance, beginning of period	$2,449	$1,926
Provision for warranties during the period	1,461	1,202
Charges to the accrual	(1,257)	(1,049)
Impact of foreign currency translation	141	65
Balance, end of period	$2,794	$2,144

10.	COMPREHENSIVE INCOME

A reconciliation of our net income to comprehensive income was as follows (in thousands):
	Three months ended
	April 30, 2008	April 30, 2007
Net income	$5,467	$4,680
Translation of foreign currency financial statements	1,828	727
Unrealized loss on derivative instruments, net of tax	(725)	(1,134)
Unrealized loss on investments, net of tax	(202)	-
Comprehensive income	$6,368	$4,273

11.	DEBT AGREEMENTS

We are party to a domestic credit agreement that provides us with a $30.0 million unsecured revolving credit facility, as well as, an agreement for an uncommitted demand credit facility of 100.0 million New Taiwan Dollars. In the event the Taiwan facility is not available, the domestic credit agreement would enable us to provide credit enhancement to a replacement lender in Taiwan. We are also party to a £1.0 million revolving credit agreement in the United Kingdom.  The domestic and U.K. agreements mature on December 7, 2012.

Borrowings under the domestic agreement may be used for general corporate purposes and bear interest at a LIBOR-based rate or an alternate base rate plus, in each case, an applicable margin determined by reference to the ratio of the interest-bearing debt and the undrawn face amount of all letters of credit outstanding, to consolidated EBITDA.  The domestic agreement contains customary affirmative and negative covenants and events of default for an unsecured commercial bank credit facility, including, among other things, limitations on consolidations, mergers and sales of assets. The financial covenants contained in the domestic credit agreement are a minimum quarterly consolidated net income covenant and a covenant establishing a maximum ratio of consolidated total indebtedness to total indebtedness and net worth.

12.	INCOME TAXES

On November 1, 2007, we adopted the provisions of Financial Accounting Standards Board Interpretation No. 48 "Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109," (FIN 48).  As a result of the adoption, there was no change to beginning retained earnings.  Our total balance of unrecognized tax benefits as of April 30, 2008 was approximately $639,000, which included accrued interest.

We accrue interest related to unrecognized tax benefits as a component of our income tax provision.  We believe there is substantial support for taking these tax benefits and therefore have estimated no tax penalties.  As of April 30, 2008, we had approximately $61,000 of accrued interest, which did not include the federal tax benefit of interest deductions.

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

Our strategy is to design, manufacture and sell to the global metalworking market a comprehensive line of computerized machine tools that incorporate our proprietary, interactive computer control technology.  We design our technology to enhance the machine tool user's productivity through ease of operation and higher levels of machine performance (speed, accuracy and surface finish quality).  We use an open system software architecture that permits our computer control systems and software to be produced using standard PC hardware. We have emphasized a “user-friendly” design that employs both interactive conversational and graphical programming software. Each year since 2002 we have expanded our product offering to meet customer needs, which has led us to design and manufacture more complex machining centers with advanced capabilities.  We utilize a disciplined approach to strategically enter new geographic markets, as appropriate.  Our introduction of new, technologically advanced products, combined with our expansion into new markets, has resulted in our significant growth over the last several years.  In addition to this strong organic growth, our recent performance and current financial strength also provide us with the capability to pursue opportunistic acquisitions that are consistent with our strategic focus on expanding our product line and entering new markets.

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

Approximately 89% of worldwide demand for machine tools comes from outside the United States.  During fiscal 2006 and 2007, more than two-thirds of our revenues were attributable to customers located abroad.  Deteriorating conditions in the United States economy have significantly reduced demand for machine tools in the North American market since the beginning of 2008.  European market demand has remained strong, however.  As a result, the percentage of our revenues attributable to customers located abroad increased during the past six months to approximately 80%.  Our sales to foreign customers are denominated, and payments by those customers are made in the prevailing currencies—primarily the Euro and Pound Sterling—in the countries in which those customers are located, and our product costs are incurred and paid primarily in the New Taiwan Dollar and the U.S. Dollar.  Changes in currency exchange rates may have a material effect on our operating results and consolidated balance sheets as reported under U.S. Generally Accepted Accounting Principles.  For example, when a foreign currency increases in value relative to the U.S. Dollar, sales made (and expenses incurred) in that currency, when translated to U.S. Dollars for reporting in our financial statements, are higher than would be the case when that currency has a lower value relative to the U.S. Dollar.  In our comparison of period-to-period results, we discuss not only the increases or decreases in those results as reported in our financial statements (which reflect translation to U.S. Dollars at prevailing exchange rates), but also the effect that changes in exchange rates had on those results.

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

Our financial results for the second quarter of fiscal 2008 reflect increased revenues and operating income compared to the corresponding period of the prior year driven by strong demand in European markets and targeted expansion into the Asia Pacific region.  The second quarter results also reflect the benefit of a weaker U.S. Dollar when translating foreign sales for financial reporting purposes.

RESULTS OF OPERATIONS

Three months Ended April 30, 2008 Compared to Three months Ended April 30, 2007

Sales and Service Fees.  Sales and service fees for the second quarter of fiscal 2008 were $58.3 million, an increase of $15.8 million, or 37%, over the second quarter of fiscal 2007.  The growth of second quarter revenues was primarily the result of strong demand in European markets and continuing incremental expansion into the Asia Pacific region.  As noted below, approximately 73% of our sales during the second quarter of fiscal 2008 were derived from Europe. Due to the effects of a weaker U.S. Dollar when translating foreign sales for financial reporting purposes, sales and service fees for the second quarter of fiscal 2008 were approximately 12%, or $5.3 million, more than would have been the case if foreign sales had been translated at the same rate of exchange that was utilized for the second quarter of 2007.

The following tables set forth net sales (in thousands) by geographic region and product category for the second quarter of 2008 and 2007:

Net Sales and Service Fees by Geographic Region
	April 30,				Increase
	2008		2007		Amount	%
North America	$11,706	20.1%	$11,581	27.3%	$125	1.1%
Europe	42,653	73.2%	28,694	67.5%	14,084	49.1%
Asia Pacific	3,926	6.7%	2,219	5.2%	1,707	130.0%
Total	$58,285	100.0%	$42,494	100.0%	$15,791	37.2%

Growth was primarily driven by strong demand in existing European markets and expansion into Eastern European markets.  Growth in the Asia Pacific region was primarily due to targeted penetration into new markets.  The effect of a weaker U.S. Dollar when translating fiscal 2008 foreign sales into U.S. Dollars for financial reporting purposes had a favorable impact of approximately 17% in Europe and 14% in the Asia Pacific market.  Sales in North America reflected continued market softness primarily attributable to economic uncertainty.

Net Sales and Service Fees by Product Category
	April 30,				Increase
	2008		2007		Amount	%

Computerized Machine Tools	$52,062	89.3%	$37,246	87.7%	$14,816	39.8%
Service Fees, Parts and Other	6,223	10.7%	5,248	12.3%	975	18.6%
Total	$58,285	100.0%	$42,494	100.0%	$15,791	37.2%

Sales of computerized machine tools during the second quarter of fiscal 2008 increased 40% over the corresponding period in fiscal 2007. The increase was driven by a 15% increase in overall unit shipments combined with the impact of a favorable product mix, particularly higher-priced VMX machines.

Orders. New order bookings in the second quarter of fiscal 2008, were $58.9 million, an increase of $10.4 million, or 22%, over the prior year period.  European orders increased $10.9 million, or 33%, while North American and Asia Pacific orders decreased $0.5 million, or 3%. Orders in North America during the second quarter of fiscal 2008, were 9%, or $1.1 million, below those in the first quarter of fiscal 2008 and 26%, or $4.0 million, below the fourth quarter of fiscal 2007.  The decline in orders in North America has been somewhat mitigated by strong market demand in other regions of the world.

Gross Margin.  Gross margin for the second quarter of fiscal 2008 was 35%, compared to 39% for the 2007 period.  The reduction in gross margin was attributable to competitive pricing pressure in the United States, Asia, Eastern Europe and the United Kingdom, and increases in the price of raw materials, especially steel and iron products.

Operating Expenses.  Selling, general and administrative expenses were $11.7 million for the second quarter of fiscal 2008, an increase of $2.3 million over the 2007 period, reflecting greater expenditures for sales, product development and market expansion.  The increase also reflected the unfavorable effect of a weaker U.S. Dollar during the 2008 period when translating foreign operating expenses for financial reporting purposes.

Operating Income.  Operating income was $8.7 million, or 15% of sales and service fees, compared to $6.9 million, or 16% of sales and service fees, for the prior year period.

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

Income Taxes.  Our provision for income taxes during the second quarter of fiscal 2008 was approximately $.3 million higher than in the same period in fiscal 2007 as a result of the increase in operating income.  Our effective tax rate for the second quarter of fiscal 2008 was 36% compared to 37% for the second quarter of 2007.

Six months Ended April 30, 2008 Compared to Six months Ended April 30, 2007

Sales and Service Fees.  Sales and service fees for the first half of fiscal 2008 were $119.2 million, an increase of $29.8 million, or 33%, over the first half of fiscal 2007.  The growth of revenues was primarily the result of strong demand in European markets and targeted expansion into the Asia Pacific region.  As noted below, approximately 74% of our sales during the first half of fiscal 2008 were derived from Europe. Due to the effects of a weaker U.S. Dollar when translating foreign sales for financial reporting purposes, sales and service fees for the first half of fiscal 2008 were approximately 11%, or $9.8 million, more than would have been the case if foreign sales had been translated at the same rate of exchange that was utilized for the first half of 2007.

The following tables set forth net sales (in thousands) by geographic region and product category for the first half of 2008 and 2007:

Net Sales and Service Fees by Geographic Region
	April 30,				Increase
	2008		2007		Amount	%
North America	$24,785	20.8%	$24,804	27.8%	$(19)	0.0%
Europe	87,705	73.6%	60,188	67.3%	27,517	45.7%
Asia Pacific	6,718	5.6%	4,380	4.9%	2,338	53.4%
Total	$119,208	100.0%	$89,372	100.0%	$29,836	33.4%

Growth was primarily driven by strong demand in existing European markets and expansion into Eastern European markets.  Growth in the Asia Pacific region was primarily due to targeted penetration into new markets.  The effect of a weaker U.S. Dollar when translating fiscal 2008 foreign sales into U.S. Dollars for financial reporting purposes had a favorable impact of approximately 16% in Europe and 11% in the Asia Pacific market.  Sales in North America reflected continued market softness primarily attributable to economic uncertainty.

Net Sales and Service Fees by Product Category
	April 30,				Increase
	2008		2007		Amount	%

Computerized Machine Tools	$106,986	89.7%	$78,993	88.4%	$27,993	35.4%
Service Fees, Parts and Other	12,222	10.3%	10,379	11.6%	1,843	17.8%
Total	$119,208	100.0%	$89,372	100.0%	$29,836	33.4%

Sales of computerized machine tools during the first half of fiscal 2008 increased 35% over the corresponding period in fiscal 2007. The increase was driven by a 12% increase in overall unit shipments combined with the impact of a favorable product mix, particularly higher-priced VMX machines.

Orders. New order bookings in the first half of fiscal 2008, were $120.0 million, an increase of $24.5 million, or 26%, over the prior year period.  Of that increase, Europe and Asia Pacific orders increased $25.1 million, or 39%, and $.5 million, or 8%, respectively.  North American orders decreased $1.1 million, or 4.5%, and reflected continued market softness primarily attributable to economic uncertainty.

Gross Margin.  Gross margin for the first half of fiscal 2008 was comparable to the first half of fiscal 2007 at 38%.

Operating Expenses.  Selling, general and administrative expenses were $24.1 million for the first half of fiscal 2008, an increase of $5.4 million over the 2007 period, reflecting greater expenditures for sales, product development and market expansion.  The increase also reflected the unfavorable effect of a weaker U.S. Dollar during the 2008 period when translating foreign operating expenses for financial reporting purposes.

Operating Income.  Operating income was $21.1 million, or 18% of sales and service fees, compared to $15.0 million, or 17% of sales and service fees, for the prior year period.

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

Income Taxes.  Our provision for income taxes during the first half of fiscal 2008 was approximately $1.8 million higher than in the same period in fiscal 2007 as a result of the increase in operating income.  Our effective tax rate for the first half of fiscal 2008 was comparable to the first half of fiscal 2007 at 36%.

LIQUIDITY AND CAPITAL RESOURCES

At April 30, 2008, we had cash of $25.6 million, compared to $29.8 million at October 31, 2007.  Cash used for operations totaled $5.0 million for the six months ended April 30, 2008, compared to cash generated of $9.0 million in the prior year period.  The reduction of cash during the first half of fiscal 2008 primarily reflects increased accounts receivable due to growth in sales volume, increased inventory at our manufacturing facilities to support growth in product demand and costs associated with the forthcoming launch of new products, increased derivative assets for deferred hedge gains from foreign currency forward exchange contracts denominated in New Taiwan Dollars and decreased income tax liabilities due to timing of quarterly tax payments.  Approximately 44% of the $25.6 million of cash is denominated in U.S. Dollars.  The remaining balances are held outside the U.S. in the local currencies of our various foreign entities and are subject to fluctuations in currency exchange rates.

As of April 30, 2008 and October 31, 2007, we held $8.5 million and $10.0 million, respectively, of investments in auction rate securities, which represented investments in student loan obligations and municipal bonds.  These auction rate securities are intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined intervals allowing us to either roll over the holdings or sell the investment at par value.

The recent uncertainties in the credit markets have affected the liquidity of our holdings in auction rate securities, and multiple auctions for these securities have been unsuccessful.  Consequently, approximately $4.8 million of these investments in student loan obligations are currently not liquid and we will not be able to access these funds until a future auction of these investments is successful.  The remaining $3.7 million of the auction rate securities, as of April 30, 2008, are in a municipal bond that has had recent auction sales, at par value, totaling $.5 million since January 31, 2008.  All of the auction rate securities are “AAA” rated and were in compliance with our investment policy at the time of the acquisition.  We currently have the ability and intent to hold these auction rate securities until a recovery of the auction process or until maturity, which could be greater than twelve months.  As of April 30, 2008, we reclassified the student loan obligations of $4.8 million to long-term investments due to the inability to determine when the investments will settle, and continued to carry the $3.7 million municipal bond as a short-term investment based upon the most recent trading activity.

Working capital, excluding cash and short-term investments, was $56.0 million at April 30, 2008, compared to $36.3 million at October 31, 2007.  The increased working capital, excluding cash and short-term investments, was primarily driven by increased accounts receivable and inventory due to growth in product demand and a reduction in accrued expenses for payments made to employees related to fiscal 2007 year-end performance bonuses.

Capital expenditures were primarily for an integrated computer system, software development projects and purchases of equipment related to expansion of our manufacturing facilities.  We funded these expenditures with cash flow from operations.

As of April 30, 2008, we had no debt or borrowings outstanding under our domestic and foreign bank credit agreements.

We have an effective SEC “shelf” registration statement on Form S-3 that allows us to offer and sell from time to time, in one or more transactions, a variety of securities, including common stock, preferred stock, warrants, depositary shares and debt securities up to an aggregate amount of $200.0 million if, and when, authorized by the Board of Directors.  No offering or sales have been made under cover of the registration statement.

Although we have not made any significant acquisitions in the recent past, we continue to receive information on businesses and assets, including intellectual property assets that are being sold.  Should attractive opportunities arise, we believe that our earnings, cash flow from operations, borrowings under our bank credit agreements, and the sale of securities from our shelf registration would provide sufficient resources to finance any such possible acquisitions.

NEW ACCOUNTING PRONOUNCEMENTS

In July 2006, the FASB released Interpretation No. 48 “Accounting for Uncertainty in Income Taxes,” an interpretation of FASB Statement No.109 which clarifies the accounting and reporting for uncertainties in income taxes.  The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  During the first quarter of fiscal 2008, we adopted FIN 48.  The adoption of this standard did not have a material effect on the consolidated financial statements.

During 2006, the FASB released Statement No. 157, “Fair Value Measurements”, a new standard which provides further guidance on using fair value to measure assets and liabilities, the information used to measure fair value and the effect of fair value measurements on earnings.  Statement 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, but does not expand the use of fair value in any new circumstances.  The changes to current practice resulting from the adoption of this statement relate to defining fair value, the methods used to measure fair value and expanding our financial statement disclosures about our fair value measurements.  We will be required to adopt and report the impact of Statement 157 in the first quarter of fiscal 2009. In February 2008, the FASB issued Staff Position (FSP) 157-2, “Effective Date of FASB Statement No. 157.”  This FSP delays the effective date of Statement 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008.  Although we have not adopted this statement, we have assessed the potential impact and have concluded that its adoption will not have a material effect on our financial position or results of operations.

In March 2008, the FASB released Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133”.  Statement 161 will require increased disclosure of our derivative and hedging activities, including how derivative and hedging activities affect our consolidated statement of operations, balance sheet and cash flows.  Statement 161 is effective for fiscal years beginning on or after December 15, 2008 and interim periods within those fiscal years.  The adoption of Statement 161 will increase the required disclosure of our derivative and hedging activities, but is not expected to have a material impact on our financial position or results of operations.

CRITICAL ACCOUNTING POLICIES

Our accounting policies, which are described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2007, require management to make significant estimates and assumptions using information available at the time the estimates are made.  These estimates and assumptions significantly affect various reported amounts of assets, liabilities, revenues and expenses.  If our future experience differs materially from these estimates and assumptions, our results of operations and financial condition would be affected.  There were no material changes to our critical accounting policies during the first half of fiscal 2008.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

There have been no material changes from the information provided in our Annual Report on Form 10-K for the fiscal year ended October 31, 2007.  As of April 30, 2008, our FIN 48 liabilities were $639,000. The periods in which the FIN 48 liabilities will be paid cannot be reliably estimated and are, therefore, excluded from our contractual obligations.

OFF BALANCE SHEET ARRANGEMENTS

From time to time, our subsidiaries guarantee third party payment obligations in connection with the sale of certain machines to customers that use financing.  At April 30, 2008 we had 56 outstanding third party guarantees totaling approximately $1.6 million.  The terms of our subsidiaries’ guarantees are consistent with the underlying customer financing terms.  Upon shipment, the customer has the risk of ownership, but does not obtain title until the machine is paid in full.  A retention of title clause allows us to recover the machine if the customer defaults on the lease.  We believe that the proceeds obtained from liquidation of the machine would cover any payments required by the guarantee.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

Certain statements made in this report constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from those expressed or implied by the statements.  These risks, uncertainties and other factors include:

•	The cyclical nature of the machine tool industry;
•	The risks of our international operations;
•	The limited number of our manufacturing sources;
•	The effects of changes in currency exchange rates;
•	Our dependence on new product development;
•	The need to make technological advances;
•	Competition with larger companies that have greater financial resources;
•	Changes in the prices of raw materials, especially steel and iron products;
•	Possible obsolescence of our technology;
•	Acquisitions that could disrupt our operations and effect operating results;
•	Impairment of our goodwill or other assets;
•	The need to protect our intellectual property assets;
•	The impact of the continuing downturn in the U.S. economy; and
•	The effect of the loss of key personnel.

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

Item 3.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Interest on borrowings on our bank credit agreements are tied to prevailing U.S. and European interest rates.  At April 30, 2008, there were no outstanding borrowings under our bank credit agreements.

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

Our products are sourced from foreign suppliers or built to our specifications by either our wholly owned subsidiary in Taiwan or an affiliated contract manufacturer.  Our purchases are predominantly in foreign currencies and in some cases our arrangements with these suppliers include foreign currency risk sharing agreements, which reduce (but do not eliminate) the effects of currency fluctuations on product costs.  The predominant portion of the exchange rate risk associated with our product purchases relates to the New Taiwan Dollar.

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

Forward contracts for the sale or purchase of foreign currencies as of April 30, 2008 which are designated as cash flow hedges under FASB Statement 133, “Accounting Standards for Derivative Instruments and Hedging Activities” were as follows:

	Notional Amount	Weighted Avg.		Contract Amount at Forward Rates in U.S. Dollars
Forward Contracts	in Foreign Currency	Forward Rate		Contract Date	April 30, 2008	Maturity Dates
Sale Contracts:
Euro	40,850,000	1.4440		58,987,400	63,391,413	May 2008 – April 2009
Pound Sterling	4,945,000	1.9965		9,872,693	9,735,059	May 2008 – April 2009
Purchase Contracts:
New Taiwan Dollar	1,112,000,000	31.08	*	35,774,837	36,978,906	May 2008 – April 2009

*NT Dollars per U.S. Dollar

Forward contracts for the sale or purchases of foreign currencies as of April 30, 2008, which were entered into to protect against the effects of foreign currency fluctuations on receivables and payables and are not designated as hedges under Statement 133 denominated in foreign currencies were as follows:

				Contract Amount at Forward Rates in U.S. Dollars
Forward Contracts	Notional Amount in Foreign Currency	Weighted Avg. Forward Rate		Contract Date	April 30, 2008	Maturity Dates
Sale Contracts:
Euro	19,246,148	1.5366		29,573,632	30,024,782	May – July 2008
Pound Sterling	1,100,384	1.9878		2,187,343	2,183,279	May – June 2008
Singapore Dollar	5,952,237	1.4072		4,229,845	4,406,983	May – July 2008
Purchase Contracts:
New Taiwan Dollar	428,675,000	30.18	*	14,205,355	14,080,492	May – June 2008

* NT Dollars per U.S. Dollar

We are exposed to foreign currency exchange risks related to our investment in net assets in foreign countries.   To manage this risk, we entered into a forward contract on November 26, 2007 with a notional amount of €3.0 million.  We have designated this forward contract as a hedge of our net investment in Euro denominated assets.  We have selected the forward method under the guidance of the Derivatives Implementation Group Statement 133 Issue H8, “Foreign Currency Hedges:  Measuring the Amount of Ineffectiveness in a Net Investment Hedge”.    The forward method requires all changes in the fair value of the forward to be reported as a cumulative translation adjustment in Accumulated Other Comprehensive Loss in the same manner as the underlying hedged net assets.  As of April 30, 2008, we had a loss of $133,000, net of tax, recorded as a cumulative translation adjustment in Accumulated Other Comprehensive Loss related to the forward contract.

Forward contract for the sale or purchase of foreign currencies as of April 30, 2008 which are designated as net investment hedge under Statement 133 were as follows:

	Notional Amount	Weighted Avg.	Contract Amount at Forward Rates in U.S. Dollars
Forward Contracts	in Foreign Currency	Forward Rate	Contract Date	April 30, 2008	Maturity Date
Sale Contracts:
Euro	3,000,000	1.4837	4,451,100	4,644,180	November 2008

Item 4.                      CONTROLS AND PROCEDURES

We carried out an evaluation under the supervision and with participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2008 pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended.  Based upon that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of the evaluation date.

There were no changes in our internal controls over financial reporting during the quarter ended April 30, 2008 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A. LEGAL PROCEEDINGS

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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our annual meeting of the shareholders was held on March 13, 2008.  The election of eight directors to the Board of Directors and a proposal to approve the Hurco Companies, Inc. 2008 Equity Incentive Plan were the only matters submitted to a vote.

The following table sets forth the results of voting for the election of the Board of Directors.

Election of Directors Name	Number of Votes FOR	Number of Votes WITHHELD	Abstentions or Broker Non-Votes
Stephen H. Cooper	5,144,371	518,856	729,993
Robert W. Cruickshank	5,009,300	653,927	729,993
Michael Doar	5,164,596	498,631	729,993
Philip James	5,317,291	345,936	729,993
Michael P. Mazza	5,144,892	518,335	729,993
Richard T. Niner	5,030,244	632,983	729,993
Charlie Rentschler	5,164,221	499,006	729,993
Janaki Sivanesan	5,324,002	339,225	729,993

The following results represent the votes cast for the Hurco Companies, Inc. 2008 Equity Incentive Plan.

Number of Votes FOR	Number of Votes AGAINST
3,405,491	443,838

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

June 4, 2008