Form 10-Q
period 2008-07-31
HURCO COMPANIES INC
filed 2008-09-09
CIK 315374

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

x	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended July 31, 2008 or
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

The number of shares of the Registrant's common stock outstanding as of September 1, 2008 was 6,420,851.

HURCO COMPANIES, INC.
July 2008 Form 10-Q Quarterly Report

Table of Contents

Part I - Financial Information

Part II - Other Information

PART I - FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

HURCO COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	July 31		July 31
	2008	2007	2008	2007

Sales and service fees	$57,318	$48,555	$176,526	$137,927

Cost of sales and service	36,439	30,138	110,459	85,838

Gross profit	20,879	18,417	66,067	52,089

Selling, general and administrative expenses	11,829	10,228	35,881	28,883

Operating income	9,050	8,189	30,186	23,206

Interest expense	25	11	46	165

Interest income	154	172	436	561

Investment income	72	113	363	191

Other (income) expense, net	471	(359)	1,311	(867)

Income before taxes	8,780	8,822	29,628	24,660

Provision for income taxes	2,954	3,659	10,530	9,421

Net income	$5,826	$5,163	$19,098	$15,239

Earnings per common share

Basic	$0.91	$0.81	$2.98	$2.39
Diluted	$0.90	$0.80	$2.96	$2.37

Weighted average common shares outstanding

Basic	6,414	6,379	6,414	6,379
Diluted	6,439	6,440	6,445	6,435

The accompanying notes are an integral part of the condensed consolidated financial statements.

HURCO COMPANIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
(Dollars in thousands)

	July 31	October 31
	2008	2007

ASSETS
Current assets:
Cash and cash equivalents	$31,048	$29,760
Short-term investments	1,925	10,000
Accounts receivable, net	29,505	25,645
Inventories, net	74,489	61,121
Deferred tax assets, net	9,108	8,258
Other	7,827	4,481
	153,902	139,265

Property and equipment:
Land	782	776
Building	7,135	7,135
Machinery and equipment	15,674	13,629
Leasehold improvements	1,935	1,473
	25,526	23,013
Less accumulated depreciation and amortization	(12,067)	(11,617)
	13,459	11,396
Non-current assets:
Software development costs, less accumulated amortization	5,475	5,960
Long-term investments	4,774	-
Other assets	7,280	7,160
	$184,890	$163,781

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$36,926	$35,486
Accrued expenses	26,182	27,729
	63,108	63,215

Non-current liabilities:
Deferred tax liability, net	1,878	1,956
Deferred credits and other obligations	962	1,007
Total liabilities	65,948	66,178

Shareholders’ equity:
Preferred stock: no par value per share; 1,000,000 shares
authorized; no shares issued	--	--
Common stock: no par value; $.10 stated value per share;
13,250,000 shares authorized, and 6,420,851 and 6,392,220
shares issued and outstanding, respectively	642	639
Additional paid-in capital	51,633	50,971
Retained earnings	68,467	49,369
Accumulated other comprehensive loss	(1,800)	(3,376)
Total shareholders’ equity	118,942	97,603
	$184,890	$163,781

The accompanying notes are an integral part of the condensed consolidated financial statements.

HURCO COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollars in thousands)

	Three Months Ended		Nine Months Ended
	July 31		July 31
	2008	2007	2008	2007

Cash flows from operating activities:
Net income	$5,826	$5,163	$19,098	$15,239
Adjustments to reconcile net income to Net cash provided by (used for) operating activities:
Provision for doubtful accounts	(22)	(83)	(163)	160
Deferred tax provision	(310)	1,190	(956)	694
Equity in (income) loss of affiliates	(40)	(352)	(11)	(972)
Depreciation and amortization	777	589	2,190	1,376
Stock-based compensation	364	56	478	422
Change in assets and liabilities:
(Increase) decrease in accounts receivable	3,742	(2,641)	(2,541)	(3,858)
(Increase) decrease in inventories	(6,143)	(8,679)	(10,290)	(9,203)
Increase (decrease) in accounts payable	(826)	7,798	(1,559)	8,934
Increase (decrease) in accrued expenses	2,144	5,180	(1,826)	5,677
Other	44	(4,550)	(3,847)	(5,836)
Net cash provided by (used for) operating activities	5,556	3,671	573	12,633

Cash flows from investing activities:
Proceeds from sale of property and equipment	--	--	12	--
Purchase of property and equipment	(1,306)	(508)	(3,061)	(1,100)
Purchase of investments	--	(8,175)	(9,100)	(20,175)
Sale of investments	1,725	--	12,075	4,000
Software development costs	(236)	(148)	(395)	(1,198)
Other investments	(334)	(163)	(73)	(323)
Net cash provided by (used for) investing activities	(151)	(8,994)	(542)	(18,796)

Cash flows from financing activities:
Repayment on first mortgage	--	--	--	(4,010)
Tax benefit from exercise of stock options	--	31	36	299
Proceeds from exercise of common stock options	--	--	151	119
Net cash provided by (used for) financing activities	--	31	187	(3,592)

Effect of exchange rate changes on cash	34	(121)	1,070	953

Net increase (decrease) in cash and cash equivalents	5,439	(5,413)	1,288	(8,802)

Cash and cash equivalents at beginning of period	25,609	26,457	29,760	29,846

Cash and cash equivalents at end of period	$31,048	$21,044	$31,048	$21,044

The accompanying notes are an integral part of the condensed consolidated financial statements.

HURCO COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
For the nine months ended July 31, 2008 and 2007

(Dollars in thousands, except Shares Issued and Outstanding)	Common Stock		Additional		Accumulated Other Comprehensive
	Shares Issued & Outstanding	Amount	Paid-In Capital	Retained Earnings	Income (Loss)	Total
	(Dollars in thousands)

Balances, October 31, 2006	6,346,520	$635	$50,011	$28,480	$(3,751)	$75,375

Net income	--	--	--	15,239	--	15,239

Translation of foreign currency financial statements	--	--	--	--	1,702	1,702

Unrealized loss on derivative instruments, net of tax	--	--	--	--	(1,176)	(1,176)

Comprehensive income	--	--	--	--	--	15,765

Exercise of common stock options	43,200	4	115	--	--	119

Tax benefit from exercise of stock options	--	--	299	--	--	299

Stock-based compensation expense	--	--	422	--	--	422

Balances, July 31, 2007	6,389,720	$639	$50,847	$43,719	$(3,225)	$91,980

Balances, October 31, 2007	6,392,220	$639	$50,971	$49,369	$(3,376)	$97,603

Net income	--	--	--	19,098	--	19,098

Translation of foreign currency financial statements	--	--	--	--	2,261	2,261

Unrealized loss on derivative instruments, net of tax	--	--	--	--	(483)	(483)

Unrealized loss on investments, net of tax	--	--	--	--	(202)	(202)

Comprehensive income	--	--	--	--	--	20,674

Exercise of common stock options	28,631	3	148	--	--	151

Tax benefit from exercise of stock options	--	--	36	--	--	36

Stock-based compensation expense	--	--	478	--	--	478

Balances, July 31, 2008	6,420,851	$642	$51,633	$68,467	$(1,800)	$118,942

The accompanying notes are an integral part of the condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	GENERAL

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

The condensed financial information as of July 31, 2008 and for the three and nine months ended July 31, 2008 and July 31, 2007 is unaudited; however, in our opinion, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of our results for, and our financial position at the end of the interim periods.  We suggest that you read these condensed consolidated financial statements in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended October 31, 2007.

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

As of July 31, 2008 and October 31, 2007, we held $6.7 million and $10.0 million, respectively, of investments in auction rate securities, which represented investments in student loan obligations and municipal bonds.  These auction rate securities are intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined intervals allowing us to either roll over the holdings or sell the investment at par value.  All income generated from these auction rate securities was recorded as Investment Income.

The recent uncertainties in the credit markets have adversely affected the liquidity of our holdings in auction rate securities, and multiple auctions for these securities have been unsuccessful.  Consequently, approximately $4.8 million of these investments in student loan obligations are currently not liquid and we will not be able to access these funds until a future auction of these investments is successful. The remaining $1.9 million of the auction rate securities, as of July 31, 2008, are in a municipal bond. This municipal bond has had recent auction sales, at par value, totaling $2.3 million since January 31, 2008.  All of the auction rate securities are “AAA” rated and were in compliance with our investment policy at the time of the acquisition.  We currently have the ability and intent to hold these auction rate securities until a recovery of the auction process takes place or the securities mature, which could be greater than twelve months.  As of July 31, 2008, we have classified the student loan obligations of $4.8 million as long-term investments due to the inability to determine when the investments will be liquidated, and continue to carry the $1.9 million municipal bond as a short-term investment based upon the most recent trading activity.

We classify our auction rate securities as “available for sale” in accordance with the provisions of Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities”.  Due to the lack of observable quotes in the market, we engaged an independent registered investment advisor to provide expert investment information in order to estimate the fair value of our auction rate securities.  In estimating the fair value of these securities, each prospectus was researched, recent auction history was reviewed, and current collateral performance was examined. The underlying collateral for these securities was compared to other securities currently trading in the market, as well as, non-auction based debt with similar characteristics.  Although these securities continue to pay interest according to their stated terms, during the second quarter of fiscal 2008 we recorded an unrealized loss of $202,000, net of tax in Accumulated Other Comprehensive Loss, reflecting adjustments to our auction rate securities to record what we have concluded is a temporary decline in estimated fair value. We have deemed this impairment as temporary because the underlying reason for the impairment is primarily related to liquidity, as there has not been a change in credit risk of the investment since acquisition, the severity of the impairment is not significant compared to the total investment balance, and we do not currently expect to sell these investments for less than par value.  The estimated fair value of our auction rate securities as of July 31, 2008 was $6.7 million compared to par value or stated cost of $7.0 million.  At the end of the third quarter, these securities had a weighted average tax exempt interest rate of approximately 3.6%.

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

At July 31, 2008, we had $3.1 million of losses, net of tax, related to cash flow hedges deferred in Accumulated Other Comprehensive Loss, net of tax.  Of this amount, $1.6 million represents unrealized losses, net of tax, related to future cash flow hedge instruments that remain subject to currency fluctuation risk.  These deferred losses will be recorded as an adjustment to Cost of Sales in the periods through July 2009, in which the sale that is the subject of the related hedge contract is recognized, as described above.  Net losses on cash flow hedge contracts, which we reclassified from Accumulated Other Comprehensive Loss to Cost of Sales in the quarter ended July 31, 2008, were $978,000 compared to net losses of $337,000 for the same period in the prior year.

We also enter into foreign currency forward exchange contracts to protect against the effects of foreign currency fluctuations on receivables and payables denominated in foreign currencies. These derivative instruments are not designated as hedges under Statement of Financial Accounting Standards No. 133, “Accounting Standards for Derivative Instruments and Hedging Activities,” and, as a result, changes in their fair value are reported currently as Other Expense (Income), Net in the Condensed Consolidated Statement of Operations consistent with the transaction gain or loss on the related foreign denominated receivable or payable and non-hedged foreign currency gains and losses.  We recorded net transaction losses of $462,000 for the quarter ended July 31, 2008, compared to net gains of $17,000 for the same period in the prior year.

We are exposed to foreign currency exchange risk related to our investment in net assets in foreign countries.   To manage this risk, we entered into a forward contract on November 26, 2007 with a notional amount of €3.0 million.  We have designated this forward contract as a hedge of our net investment in Euro denominated assets.  We have selected the forward method under the guidance of the Derivatives Implementation Group Statement 133 Issue H8, “Foreign Currency Hedges: Measuring the Amount of Ineffectiveness in a Net Investment Hedge”. The forward method requires all changes in the fair value of the forward to be reported as a cumulative translation adjustment in Accumulated Other Comprehensive Loss, net of tax, in the same manner as the underlying hedged net assets. As of July 31, 2008, we had a loss of $123,000, net of tax, recorded as a cumulative translation adjustment in Accumulated Other Comprehensive Loss, net of tax, related to the forward contract.

4.	STOCK OPTIONS

In March 2008, we adopted the Hurco Companies, Inc. 2008 Equity Incentive Plan (the “2008 Plan”), which allows us to grant awards of stock options, Stock Appreciation Rights settled in stock (SARs), restricted shares, performance shares and performance units.  The 2008 Plan replaced the 1997 Stock Option and Incentive Plan (the “1997 Plan”) which expired in March 2007.  The Compensation Committee of the Board of Directors has authority to determine the officers, directors and key employees who will be granted awards; designate the number of shares subject to each award; determine the terms and conditions upon which awards will be granted; and prescribe the form and terms of award agreements.  We have granted stock options under both Plans which are currently outstanding.  No stock option may be exercised more than ten years after the date of grant or such shorter period as the Compensation Committee may determine at the date of grant.  The total number of shares of our common stock that may be issued as awards under the 2008 Plan is 750,000.  The market value of a share of our common stock, for purposes of the 2008 Plan, is the closing sale price as reported by the Nasdaq Global Select Market on the date in question or, if not a trading day, on the last preceding trading date.

During the first nine months of fiscal 2008, options to purchase 28,631 shares were exercised, resulting in cash proceeds of approximately $151,000 and an additional tax benefit of approximately $36,000, compared to 43,200 shares exercised in the prior year period resulting in cash proceeds of $119,000 and an additional tax benefit of approximately $299,000.

Effective November 1, 2005, we adopted SFAS No. 123(R), “Share Based Payment,” using the modified prospective method, and began applying its provisions to all options granted, as well as, to the nonvested portion of previously granted options outstanding at that date.  Compensation expense is determined at the date of grant using the Black-Scholes valuation model.

On May 28, 2008, the Compensation Committee granted fully vested options with respect to 5,000 shares under the 2008 Plan to each of the two new directors.  The fair value of the options was estimated on the date of grant using a Black-Scholes valuation model with assumptions for expected volatility based on the historical volatility of our common stock, the ten year contractual term of the options and a risk-free interest rate based upon a three-year U.S. Treasury yield as of the date of grant.  Based upon the foregoing factors, the fair value of the options was determined to be $30.71 per share.

During the first nine months of fiscal 2008, approximately $478,000 of stock-based compensation expense was recorded related to grants under the Plans compared to $422,000 for the same period in the prior year.  As of July 31, 2008, there was approximately $286,000 of total unrecognized stock-based compensation cost that we expect to recognize by the end of fiscal 2009.

A summary of stock option activity for the nine-month period ended July 31, 2008, is as follows:

	Stock Options	Weighted Average Exercise Price

Outstanding at October 31, 2007	83,000	$13.24

Options granted	10,000	$35.83
Options exercised	(28,631)	$5.26
Options cancelled	--	--

Outstanding at July 31, 2008	64,369	$20.29

The total intrinsic value of stock options exercised during the nine-month periods ended July 31, 2008 and 2007 was approximately $685,000 and $1.9 million, respectively. The intrinsic value is calculated as the difference between the stock price as of July 31 and the exercise price of the stock option multiplied by the number of shares exercised.

Summarized information about outstanding stock options as of July 31, 2008, that are already vested and those that we expect to vest, as well as stock options that are currently exercisable, is as follows:

	Outstanding Stock Options Already Vested and Expected to Vest	Options Outstanding and Exercisable

Number of outstanding options	64,369	44,369

Weighted average remaining contractual life	7.75	7.08
Weighted average exercise price per share	$20.29	$17.41

Intrinsic value	$572,000	$522,000

5.	EARNINGS PER SHARE

Basic and diluted earnings per common share are based on the weighted average number of shares of our common stock outstanding.  Diluted earnings per common share give effect to outstanding stock options using the treasury method.  The dilutive number of shares for the three months ended July 31, 2008 and 2007 was 25,000 and 61,000, respectively.

6.	ACCOUNTS RECEIVABLE

Accounts receivable are net of allowances for doubtful accounts of $588,000 as of July 31, 2008 and $751,000 as of October 31, 2007.

7.	INVENTORIES

Inventories, priced at the lower of cost (first-in, first-out method) or market, are summarized below (in thousands):

	July 31, 2008	October 31, 2007
Purchased parts and sub-assemblies	$14,963	$10,956
Work-in-process	11,275	11,692
Finished goods	48,251	38,473
	$74,489	$61,121

8.	SEGMENT INFORMATION

We operate in a single segment: industrial automation systems. We design and produce interactive computer control systems and software and computerized machine tools for sale through our own distribution network to the worldwide metal-working market. We also provide software options, control upgrades, accessories and replacement parts for our products, as well as customer service and training support.

9.	GUARANTEES

From time to time, our subsidiaries guarantee third party payment obligations in connection with the sale of certain machines to customers that use lease financing.  As of July 31, 2008, we had 59 outstanding third party guarantees totaling approximately $1.8 million. The terms of our subsidiaries’ guarantees are consistent with the underlying customer financing terms. Upon shipment, the customer has the risk of ownership, but does not obtain title until the machine lease is paid in full.  A retention of title clause allows us to recover the machine if the customer defaults on the lease. We believe that the proceeds obtained from liquidation of the machine would cover any payments required by the guarantee.

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

	Nine months ended
	July 31, 2008	July 31, 2007
Balance, beginning of period	$2,449	$1,926
Provision for warranties during the period	2,447	1,836
Charges to the accrual	(2,020)	(1,593)
Impact of foreign currency translation	135	82
Balance, end of period	$3,010	$2,251

10.	COMPREHENSIVE INCOME

A reconciliation of our net income to comprehensive income was as follows (in thousands):
	Three months ended
	July 31, 2008	July 31, 2007
Net income	$5,826	$5,163
Translation of foreign currency financial statements	(23)	337
Unrealized gain (loss) on derivative instruments, net of tax	212	193
Comprehensive income	$6,015	$5,693

11.	DEBT AGREEMENTS

We are party to a domestic credit agreement that provides us with a $30.0 million unsecured revolving credit facility, as well as an agreement for an uncommitted demand credit facility of 100.0 million New Taiwan Dollars. In the event the Taiwan facility is not available, the domestic credit agreement would enable us to provide credit enhancement to a replacement lender in Taiwan. We are also party to a £1.0 million revolving credit agreement in the United Kingdom. The domestic and U.K. agreements mature on December 7, 2012.

Borrowings under the domestic agreement may be used for general corporate purposes and bear interest at a LIBOR-based rate or an alternate base rate plus, in each case, an applicable margin determined by reference to the ratio of the interest-bearing debt and the undrawn face amount of all letters of credit outstanding, to consolidated EBITDA. The domestic agreement contains customary affirmative and negative covenants and events of default for an unsecured commercial bank credit facility, including, among other things, limitations on consolidations, mergers and sales of assets. The financial covenants contained in the domestic agreement are a minimum quarterly consolidated net income covenant and a covenant establishing a maximum ratio of consolidated total indebtedness to total indebtedness and net worth.

12.	INCOME TAXES

On November 1, 2007, we adopted the provisions of Financial Accounting Standards Board Interpretation No. 48 "Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109," (FIN 48).  As a result of the adoption, there was no change to beginning retained earnings.  Our total balance of unrecognized tax benefits as of July 31, 2008 was approximately $654,000, which included accrued interest.

We accrue interest related to unrecognized tax benefits as a component of our income tax provision. We believe there is substantial support for taking these tax benefits and therefore have estimated no tax penalties. As of July 31, 2008, we had approximately $72,000 of accrued interest, which did not include the federal tax benefit of interest deductions.

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

Our strategy is to design and manufacture a comprehensive line of computerized machine tools that incorporates our proprietary, interactive computer control technology and sell those machine tools on a global basis. We design our technology to enhance the machine tool user's productivity through ease of operation and higher levels of machine performance (speed, accuracy and surface finish quality). We use an open software architecture that permits our computer control systems and software to be produced using standard PC hardware. We have emphasized a “user-friendly” design that employs both interactive conversational and graphical programming software. Each year since 2002, we have expanded our product offering to meet customer needs, which has led us to design and manufacture more complex machining centers with advanced capabilities.  We utilize a disciplined approach to strategically enter new geographic markets, as appropriate.  Our introduction of new, technologically advanced products, combined with our expansion into new markets, has resulted in our significant growth over the last several years.  In addition to this strong organic growth, our recent performance and current financial strength also provide us with the capability to pursue opportunistic acquisitions that are consistent with our strategic focus to expand our product line and enter new markets.

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

Approximately 89% of the worldwide demand for machine tools comes from outside the United States.  In recent years, approximately two-thirds of our revenues have been attributable to customers located abroad.  Since the beginning of fiscal 2008, deteriorating conditions in the United States economy have significantly reduced demand for machine tools in the North American market, while demand has remained strong in the European and Asia Pacific markets.  As a result, during the past nine months the percentage of our revenues attributable to customers located abroad has been approximately 80%.  Our sales to foreign customers are denominated, and paid, in the currencies—primarily the Euro and Pound Sterling—prevailing in the markets where sold.  Our product costs are incurred and paid primarily in the New Taiwan Dollar and the U.S. Dollar.  Changes in currency exchange rates may have a material effect on our operating results and consolidated balance sheets as reported under U.S. Generally Accepted Accounting Principles.  For example, when a foreign currency increases in value relative to the U.S. Dollar, sales made (and expenses incurred) in that currency, when translated to U.S. Dollars for reporting in our financial statements, are higher than would be the case when that currency has a lower value relative to the U.S. Dollar.  In our comparison of period-to-period results, we discuss not only the increases or decreases in those results as reported in our financial statements (which reflect translation to U.S. Dollars at prevailing exchange rates), but also the effect that changes in exchange rates had on those results.

Our high levels of foreign manufacturing and sales also subject us to cash flow risks due to fluctuating currency exchange rates.  We seek to mitigate those risks through the use of various derivative instruments, principally, foreign currency forward exchange contracts.

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

Our financial results for the third quarter of fiscal 2008 reflect increased revenues and operating income compared to the corresponding period of the prior year because of strong demand in European markets and targeted expansion into the Asia Pacific region, which offset a marked decrease in demand in the North American region.  The third quarter results also reflect the benefit of a weaker U.S. Dollar when translating foreign sales for financial reporting purposes.

RESULTS OF OPERATIONS

Three months Ended July 31, 2008 Compared to Three months Ended July 31, 2007

Sales and Service Fees.  Sales and service fees for the third quarter of fiscal 2008 were $57.3 million, an increase of $8.7 million, or 18%, over the third quarter of fiscal 2007 despite a 19% decrease in the North American region, which accounts for approximately 13% of the worldwide machine tool market.  The growth of revenues was primarily the result of strong demand in European and Asia Pacific markets combined with targeted expansion into Eastern Europe, China and India.  As noted below, approximately 75% of our sales during the third quarter of fiscal 2008 were derived from Europe. Due to the effects of a weaker U.S. Dollar when translating foreign sales for financial reporting purposes, sales and service fees for the third quarter of fiscal 2008 were approximately 10%, or $5.1 million, more than would have been the case if foreign sales had been translated at the same rate of exchange that was utilized for the third quarter of 2007.

The following tables set forth net sales (in thousands) by geographic region and product category for the third quarter of 2008 and 2007:

Net Sales and Service Fees by Geographic Region
	July 31,				Increase (Decrease)
	2008		2007		Amount	%
North America	$10,643	18.6%	$13,086	26.9%	$(2,443)	(18.7%)
Europe	43,071	75.1%	33,044	68.1%	10,027	30.3%
Asia Pacific	3,604	6.3%	2,425	5.0%	1,179	48.6%
Total	$57,318	100.0%	$48,555	100.0%	$8,763	18.0%

Unit shipments for the third quarter increased in European and Asia Pacific markets by 9% and 54%, respectively over the third quarter of fiscal 2007.  The effects of a weaker U.S. Dollar when translating foreign sales into U.S. Dollars for financial reporting purposes had a favorable impact of approximately 14% on the year-over-year increase in both the European and Asia Pacific markets. Sales in North America reflected continued market weakness throughout the United States due to customer concerns over unfavorable economic conditions. Unit shipments for the third quarter decreased in North America by 29% compared to the same period in the prior year, but the decrease was partially offset by a more favorable sales mix of larger machines.

Net Sales and Service Fees by Product Category
	July 31,				Increase
	2008		2007		Amount	%

Computerized Machine Tools	$50,991	89.0%	$42,959	88.5%	$8,032	18.7%
Service Fees, Parts and Other	6,327	11.0%	5,596	11.5%	731	13.1%
Total	$57,318	100.0%	$48,555	100.0%	$8,763	18.0%

Sales of computerized machine tools during the third quarter of fiscal 2008 increased 19% over the corresponding period in fiscal 2007. The year-over-year increase was primarily attributable to increased unit shipments in European and Asia Pacific markets and the favorable impact of a weaker U.S. Dollar when translating foreign sales into U.S. Dollars for financial reporting purposes.

Orders. New order bookings in the third quarter of fiscal 2008, were $52.5 million, an increase of $3.8 million, or 8%, over the prior year period.  European orders increased $6.0 million, or 19%, during the third quarter of fiscal 2008 compared to the same period in the prior year, and included a favorable impact of a weaker U.S. Dollar when translating foreign orders into U.S. Dollars of approximately $4.3 million, or 13%. Asia Pacific orders increased $.8 million, or 33%, during the third quarter of fiscal 2008 compared to the same period in the prior year, and included a favorable impact of a weaker U.S. Dollar when translating foreign orders into U.S. Dollars of approximately $0.3 million, or 12%.  Orders in North America during the third quarter of fiscal 2008 were $3.0 million, or 22%, below those in the third quarter of fiscal 2007. The decline in orders in North America reflected the deteriorating conditions in the United States economy.

Gross Margin.  Gross margin for the third quarter of fiscal 2008 was 36%, compared to 38% for the 2007 period.  The reduction in gross margin was attributable to recent price increases for raw materials, which have significantly affected the machine tool industry. However, the impact of those increases was partially offset by a more favorable mix of sales by product and region.

Operating Expenses.  Selling, general and administrative expenses were $11.8 million for the third quarter of fiscal 2008, an increase of $1.6 million over the 2007 period, reflecting greater expenditures for global market expansion and product development. The increase also reflected the unfavorable effects of a weaker U.S. Dollar during the 2008 period when translating foreign operating expenses for financial reporting purposes, as well as, stock-based compensation expense recorded for the grant of stock options to two new directors.

Operating Income.  Operating income was $9.1 million, or 16% of sales and service fees for the third quarter of fiscal 2008, compared to $8.2 million, or 17% of sales and service fees, for the prior year period. The increase in operating income year over year primarily reflected growth in foreign sales and service fees, offset by recent price increases for raw materials and increased operating expenses for global market expansion, product development and stock-based compensation recorded for new directors.

Other (Income) Expense, net.  The decrease in other income is primarily the result of $0.5 million in net transaction losses on foreign currency forward exchange contracts during the third quarter of fiscal 2008 compared to the prior year period. The decrease represents the difference at the balance sheet date between the fair value of receivables and payables denominated in foreign currencies and the foreign exchange contract rates at which the hedges were placed. Additionally, we had reduced income of approximately $0.3 million during the third quarter of fiscal 2008 compared to the prior year as a result of the sale of our equity investment in a Taiwan contract manufacturer, which occurred in the fourth quarter of fiscal 2007.

Income Taxes.  Our effective tax rate for the third quarter of fiscal 2008 was 34% compared to 41% for the same period in the prior year. The lower effective tax rate for the third quarter of fiscal 2008 reflected the increased percentage of foreign income, which is taxable at lower rates, compared to the prior year period.  Additionally, the effective tax rate for the third quarter of fiscal 2007 included an adjustment of approximately 3% for the estimated tax liability related to the sale of our minority interest in Quaser, which occurred in the fourth quarter of fiscal 2007.

Nine months Ended July 31, 2008 Compared to Nine months Ended July 31, 2007

Sales and Service Fees.  Sales and service fees for the first nine months of fiscal 2008 were $176.5 million, an increase of $38.6 million, or 28%, over the first nine months of fiscal 2007. The growth of revenues was primarily the result of strong demand in European and Asia Pacific markets combined with ongoing expansion into Eastern Europe, China and India.  As noted below, approximately 74% of our sales during the first nine months of fiscal 2008 were derived from Europe. Due to the effects of a weaker U.S. Dollar when translating foreign sales for financial reporting purposes, sales and service fees for the first nine months of fiscal 2008 were approximately 11%, or $9.8 million, more than would have been the case if foreign sales had been translated at the same rate of exchange that was utilized for the first nine months of 2007.

The following tables set forth net sales (in thousands) by geographic region and product category for the first nine months of 2008 and 2007:

Net Sales and Service Fees by Geographic Region
	July 31,				Increase (Decrease)
	2008		2007		Amount	%
North America	$35,427	20.1%	$37,890	27.5%	$(2,463)	(6.5%)
Europe	130,776	74.1%	93,233	67.6%	37,543	40.3%
Asia Pacific	10,323	5.8%	6,804	4.9%	3,519	51.7%
Total	$176,526	100.0%	$137,927	100.0%	$38,599	28.0%

Unit shipments for the first nine months of fiscal 2008 increased in European and Asia Pacific markets by 10% and 50% respectively, over the same period in fiscal 2007.  The effects of a weaker U.S. Dollar when translating fiscal 2008 foreign sales into U.S. Dollars for financial reporting purposes had a favorable impact of approximately 15% in Europe and 12% in the Asia Pacific market.  Sales in North America reflected continued market weakness throughout the United States due to customer concerns over unfavorable economic conditions.  Unit shipments for the first nine months of fiscal 2008 decreased in North America by 14% compared to the same period in the prior year, but the decrease was partially offset by a more favorable sales mix of larger machines.

Net Sales and Service Fees by Product Category
	July 31,				Increase
	2008		2007		Amount	%

Computerized Machine Tools	$157,977	89.5%	$121,952	88.4%	$36,025	29.5%
Service Fees, Parts and Other	18,549	10.5%	15,975	11.6%	2,574	16.1%
Total	$176,526	100.0%	$137,927	100.0%	$38,599	28.0%

Sales of computerized machine tools during the first nine months of fiscal 2008 increased 30% over the corresponding period in fiscal 2007. The increase was attributable to an increase in unit shipments in Europe and Asia Pacific and the favorable impact of a weaker U.S. Dollar when translating foreign sales into U.S. Dollars for financial reporting purposes.

Orders. New order bookings in the first nine months of fiscal 2008, were $172.5 million, an increase of $28.3 million, or 20%, over the prior year period.  European orders increased $31.2 million, or 32%, during the first nine months fiscal 2008 compared to the same period in the prior year, and included a favorable impact of a weaker U.S. Dollar when translating foreign orders into U.S. Dollars of approximately $13.8 million, or 14%.  Asia Pacific orders increased $1.2 million, or 15%, during the first nine months of fiscal 2008 compared to the same period in the prior year, and included a favorable impact of a weaker U.S. Dollar when translating foreign orders into U.S. Dollars of approximately $0.8 million, or 9%.  North American orders decreased $4.1 million, or 11%, during the first nine months of fiscal 2008 compared to the same period in the prior year.  The decline in orders in North America reflected the deteriorating conditions in the United States economy.

Gross Margin.  Gross margin for the first nine months of fiscal 2008 was down slightly compared to the first nine months of fiscal 2007 at 37% and 38%, respectively. The reduction in gross margin was attributable to recent price increases for raw materials which have significantly affected the machine tool industry.  The recent price increases for raw materials were partially offset by a more favorable mix of sales by product and region.

Operating Expenses.  Selling, general and administrative expenses were $35.9 million for the first nine months of fiscal 2008, an increase of $7.0 million over the 2007 period, reflecting greater expenditures for sales, product development and market expansion. The increase also reflected the unfavorable effects of a weaker U.S. Dollar during the 2008 period when translating foreign operating expenses for financial reporting purposes.

Operating Income.  Operating income was $30.2 million, or 17% of sales and service fees for the first nine months of fiscal 2008, compared to $23.2 million, or 17% of sales and service fees, for the prior year period. The increase in operating income year over year primarily reflected growth in foreign sales and service fees, offset by recent price increases for raw materials and increased operating expenses for global market expansion and product development.

Other (Income) Expense, net.  The decrease in other income was primarily the result of $1.1 million in net transaction losses on foreign currency forward exchange contracts during the first nine months of fiscal 2008 compared to the prior year period and represents the difference at the balance sheet date between the fair value of receivables and payables denominated in foreign currencies and the foreign exchange contract rates at which the hedges were placed. Additionally, the prior year period had income of approximately $1.0 million as a result of the sale of our equity investment in a Taiwan contract manufacturer, which occurred in the fourth quarter of fiscal 2007.

Income Taxes.  Our effective tax rate for the first nine months of fiscal 2008 was 36% compared to 38% for the same period in the prior year. The higher effective tax rate for the first nine months of fiscal 2007 was primarily a result of an adjustment for estimated tax liability related to the sale of our minority interest in Quaser, which occurred in the fourth quarter of fiscal 2007.

LIQUIDITY AND CAPITAL RESOURCES

At July 31, 2008, we had cash of $31.0 million, compared to $29.8 million at October 31, 2007.  Cash generated from operations totaled $0.6 million for the nine months ended July 31, 2008, compared to cash generated from operations of $12.6 million in the prior year period.  The year-over-year reduction in cash flow from operations was primarily due to payments made to vendors to support increased production levels.

As of July 31, 2008 and October 31, 2007, we held $6.7 million and $10.0 million, respectively, of investments in auction rate securities, which represented investments in student loan obligations and municipal bonds.  These auction rate securities are intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined intervals allowing us to either roll over the holdings or sell the investment at par value.

The recent uncertainties in the credit markets have affected the liquidity of our holdings in auction rate securities, and multiple auctions for these securities have been unsuccessful.  Consequently, approximately $4.8 million of these investments in student loan obligations are currently not liquid and we will not be able to access these funds until a future auction of these investments is successful.  The remaining $1.9 million of the auction rate securities, as of July 31, 2008, are in a municipal bond that has had recent auction sales, at par value, totaling $2.3 million since January 31, 2008.  All of the auction rate securities are “AAA” rated and were in compliance with our investment policy at the time of the acquisition.  We currently have the ability and intent to hold these auction rate securities until a recovery of the auction process or until maturity, which could be greater than 12 months.  As of July 31, 2008, we classified the student loan obligations of $4.8 million as long-term investments due to the inability to determine when the investments will settle, and continue to carry the $1.9 million municipal bond as a short-term investment based upon the most recent trading activity.

Working capital, excluding cash and short-term investments, was $57.8 million at July 31, 2008, compared to $36.3 million at October 31, 2007.  The increased working capital, excluding cash and short-term investments, was primarily driven by increased accounts receivable and inventory primarily due to growth in product demand and the forthcoming launch of new products.

Capital expenditures were primarily for purchases of equipment related to expansion of our manufacturing facilities, software development projects, and an integrated computer system. We funded these expenditures with cash flow from operations.

As of July 31, 2008, we had no outstanding debt or borrowings under our domestic and foreign bank credit agreements.

We have an effective SEC “shelf” registration statement on Form S-3 that allows us to offer and sell from time to time, in one or more transactions, a variety of securities, including common stock, preferred stock, warrants, depositary shares, and debt securities up to an aggregate amount of $200.0 million if, and when, authorized by the Board of Directors.  We have not made any offerings under the shelf registration statement.

Although we have not made any significant acquisitions in the recent past, we continue to receive and evaluate information on businesses and assets, including intellectual property assets that are being sold. Should attractive opportunities arise, we believe that our earnings, cash flow from operations, borrowings under our bank credit agreements, and the sale of securities from our shelf registration would provide sufficient resources to finance any such possible acquisitions.

NEW ACCOUNTING PRONOUNCEMENTS

In July 2006, the FASB released Interpretation No. 48 “Accounting for Uncertainty in Income Taxes,” an interpretation of FASB Statement No. 109, which clarifies the accounting and reporting for uncertainties in income taxes.  The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  During the first quarter of fiscal 2008, we adopted FIN 48.  The adoption of this standard did not have a material effect on the consolidated financial statements.

During 2006, the FASB released Statement No. 157, “Fair Value Measurements,” a new standard which provides further guidance on using fair value to measure assets and liabilities, the information used to measure fair value and the effect of fair value measurements on earnings. Statement 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, but does not expand the use of fair value in any new circumstances.  The changes to current practice resulting from the adoption of this statement relate to defining fair value, the methods used to measure fair value and expanding our financial statement disclosures about our fair value measurements.  We will be required to adopt and report the impact of Statement 157 in the first quarter of fiscal 2009. In February 2008, the FASB issued Staff Position (FSP) 157-2, “Effective Date of FASB Statement No. 157.”  This FSP delays the effective date of Statement 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008. Although we have not adopted this statement, we have assessed the potential impact and have concluded that its adoption will not have a material effect on our financial position or results of operations.

In March 2008, the FASB released Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” an amendment of SFAS No. 133.”  Statement 161 will require increased disclosure of our derivative and hedging activities, including how derivative and hedging activities affect our consolidated statement of operations, balance sheet, and cash flows. Statement 161 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years.  The adoption of Statement 161 will increase the required disclosure of our derivative and hedging activities, but is not expected to have a material impact on our financial position or results of operations.

CRITICAL ACCOUNTING POLICIES

Our accounting policies, which are described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2007, require management to make significant estimates and assumptions using information available at the time the estimates are made. These estimates and assumptions significantly affect various reported amounts of assets, liabilities, revenues, and expenses.  If our future experience differs materially from these estimates and assumptions, our results of operations and financial condition would be affected. There were no material changes to our critical accounting policies during the first nine months of fiscal 2008.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

There have been no material changes from the information provided in our Annual Report on Form 10-K for the fiscal year ended October 31, 2007.  As of July 31, 2008, our FIN 48 liabilities were $654,000. The periods in which the FIN 48 liabilities will be paid cannot be reliably estimated and are, therefore, excluded from our contractual obligations.

OFF BALANCE SHEET ARRANGEMENTS

From time to time, our subsidiaries guarantee third party payment obligations in connection with the sale of certain machines to customers that use financing.  As July 31, 2008, we had 59 outstanding third party guarantees totaling approximately $1.8 million.  The terms of our subsidiaries’ guarantees are consistent with the underlying customer financing terms.  Upon shipment, the customer has the risk of ownership, but does not obtain title until the machine is paid in full.  A retention of title clause allows us to recover the machine if the customer defaults on the lease.  We believe that the proceeds obtained from liquidation of the machine would cover any payments required by the guarantee.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

Certain statements made in this report constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from those expressed or implied by the statements. These risks, uncertainties and other factors include:

·	The cyclical nature of the machine tool industry;
·	The risks of our international operations;
·	The limited number of our manufacturing sources;
·	The effects of changes in currency exchange rates;
·	Our dependence on new product development;
·	The need to make technological advances;
·	Competition with larger companies that have greater financial resources;
·	Changes in the prices of raw materials, especially steel and iron products;
·	Possible obsolescence of our technology;
·	Acquisitions that could disrupt our operations and affect operating results;
·	Impairment of our goodwill or other assets;
·	The need to protect our intellectual property assets;
·	The impact of the continuing downturn in the U.S. economy;
·	The impact of ongoing disruptions in the credit markets on our investment securities; and
·	The effect of the loss of key personnel.

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

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Interest on borrowings on our bank credit agreements are tied to prevailing U.S. and European interest rates.  At July 31, 2008, there were no outstanding borrowings under our bank credit agreements.

Foreign Currency Exchange Risk

In fiscal 2008, we derived more than two-thirds of our revenues, including export sales, from foreign markets.  All of our computerized machine tools and computer control systems, as well as certain proprietary service parts, are sourced by our U.S.-based engineering and manufacturing division and re-invoiced to our foreign sales and service subsidiaries, primarily in their functional currencies.

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

We enter into foreign currency forward exchange contracts from time to time to hedge the cash flow risk related to forecasted inter-company sales and forecasted inter-company and third party purchases denominated in, or based on, foreign currencies (primarily the Euro, Pound Sterling, and New Taiwan Dollar). We also enter into foreign currency forward exchange contracts to protect against the effects of foreign currency fluctuations on receivables and payables denominated in foreign currencies. We do not speculate in the financial markets and, therefore, do not enter into these contracts for trading purposes.

Forward contracts for the sale or purchase of foreign currencies as of July 31, 2008, which are designated as cash flow hedges under FASB Statement 133, “Accounting Standards for Derivative Instruments and Hedging Activities” were as follows:

	Notional Amount	Weighted Avg.		Contract Amount at Forward Rates in U.S. Dollars
Forward Contracts	in Foreign Currency	Forward Rate		Contract Date	July 31, 2008	Maturity Dates
Sale Contracts:
Euro	39,450,000	1.4841		58,547,745	61,016,505	August 2008 – July 2009
Pound Sterling	5,105,000	1.9676		10,044,598	10,002,257	August 2008 – July 2009
Purchase Contracts:
New Taiwan Dollar	1,112,000,000	30.42	*	36,553,696	36,572,448	August 2008 – July 2009

*NT Dollars per U.S. Dollar

Forward contracts for the sale or purchase of foreign currencies as of July 31, 2008, which were entered into to protect against the effects of foreign currency fluctuations on receivables and payables and are not designated as hedges under Statement 133 denominated in foreign currencies, were as follows:

				Contract Amount at Forward Rates in U.S. Dollars
Forward Contracts	Notional Amount in Foreign Currency	Weighted Avg. Forward Rate		Contract Date	July 31, 2008	Maturity Dates
Sale Contracts:
Euro	16,619,350	1.5546		25,836,441	25,794,307	August 2008 – February 2009
Pound Sterling	1,215,575	1.9649		2,388,483	2,404,907	August 2008 – September 2008
Singapore Dollar	2,444,567	1.3568		1,801,715	1,793,464	August 2008 – November 2008
Purchase Contracts:
New Taiwan Dollar	330,608,000	30.37	*	10,884,967	10,784,153	August 2008 – September 2008

* NT Dollars per U.S. Dollar

We are exposed to foreign currency exchange risks related to our investment in net assets in foreign countries.   To manage this risk, we entered into a forward contract on November 26, 2007, with a notional amount of €3.0 million.  We have designated this forward contract as a hedge of our net investment in Euro denominated assets.  We have selected the forward method under the guidance of the Derivatives Implementation Group Statement 133 Issue H8, “Foreign Currency Hedges: Measuring the Amount of Ineffectiveness in a Net Investment Hedge.” The forward method requires all changes in the fair value of the forward to be reported as a cumulative translation adjustment in Accumulated Other Comprehensive Loss in the same manner as the underlying hedged net assets.  As of July 31, 2008, we had a loss of $123,000, net of tax, recorded as a cumulative translation adjustment in Accumulated Other Comprehensive Loss related to the forward contract.

Forward contracts for the sale or purchase of foreign currencies as of July 31, 2008, which are designated as net investment hedges under Statement 133 were as follows:

	Notional Amount	Weighted Avg.	Contract Amount at Forward Rates in U.S. Dollars
Forward Contracts	in Foreign Currency	Forward Rate	Contract Date	July 31, 2008	Maturity Date
Sale Contracts:
Euro	3,000,000	1.4837	4,451,100	4,650,756	November 2008

Item 4.   CONTROLS AND PROCEDURES

We carried out an evaluation under the supervision and with participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2008, pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended.  Based upon that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of the evaluation date.

There were no changes in our internal controls over financial reporting during the quarter ended July 31, 2008 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

We are involved in various claims and lawsuits arising in the normal course of our business.  We believe it is remote that any of these claims will have a material adverse effect on our consolidated financial position or results of operations.

Item 1A.      RISK FACTORS

Except as set forth below, there have been no material changes from the risk factors disclosed in Part I – Item 1A of our Annual Report on Form 10-K for the year ended October 31, 2007.

Our investments in auction rate securities do not currently provide us a liquid source of cash.

As of July 31, 2008, we held approximately $6.7 million of investments which were auction rate securities.  Recently, there have been disruptions in the market for auction rate securities.  Approximately 71.6% of the auction rate securities in our portfolio had unsuccessful auctions, and we may not be able to sell these securities in a timely manner to meet a liquidity need.  If the credit markets do not improve, we may be unable to sell the underlying securities at or above our carrying value, or at all.

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

September 9, 2008