Form 10-K
period 2008-10-31
HURCO COMPANIES INC
filed 2009-01-12
CIK 315374

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K
(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended October 31, 2008 or
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to _________.

Commission File No. 0-9143
HURCO COMPANIES, INC.
(Exact name of registrant as specified in its charter)
Indiana	35-1150732
(State or other jurisdiction of	(I.R.S. Employer Identification Number)
incorporation or organization)

One Technology Way
Indianapolis, Indiana	46268
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code    (317) 293-5309

Securities registered pursuant to Section 12(b) of the Act:	None
Securities registered pursuant to Section 12(g) of the Act:	Common Stock, No Par Value
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 orSection 15(d).
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
Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒
The aggregate market value of the registrant’s voting stock held by non-affiliates as of April 30, 2008 (the last day of our most recently completed second quarter) was $294,011,000.

The number of shares of the registrant’s common stock outstanding as of January 7, 2009 was 6,420,851.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the registrant’s Proxy Statement for its 2009 Annual Meeting of Shareholders (Part III).

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

PART I

Item 1.    BUSINESS

General

Hurco Companies, Inc. is an industrial technology company.  We design, manufacture and sell computerized machine tools, consisting primarily of vertical machining centers (mills) and turning centers (lathes), to companies in the metal working industry through a worldwide sales, service and distribution network.  Although our computer control systems and software products are proprietary, they predominantly use industry standard personal computer components.  Our computer control systems and software products are primarily sold as integral components of our computerized machine tool products.  As used in this report, the words “we”, “us” and “our” refer to Hurco Companies, Inc. and its consolidated subsidiaries.

Since our founding in 1968, we have been a leader in the introduction of interactive computer control systems that automate manufacturing processes and improve productivity in the metal parts manufacturing industry. Hurco pioneered the application of microprocessor technology and conversational programming software for use in machine tools.  We have concentrated on designing “user-friendly” computer control systems that can be operated by both skilled and unskilled machine tool operators and yet are capable of instructing a machine to perform complex tasks.  The combination of microprocessor technology and patented interactive, conversational programming software in our computer control systems enables operators on the production floor to quickly and easily create a program for machining a particular part from a blueprint or computer-aided design file and immediately begin machining that part.

Our executive offices and principal design and engineering operations are headquartered in Indianapolis, Indiana.  Sales, application engineering and service subsidiaries are located in Mississauga, Canada; Shanghai, China; High Wycombe, England; Paris, France; Munich, Germany; Chennai, India; Milan, Italy; and Singapore, along with manufacturing operations in Taiwan and China. Products are sold through independent agents and distributors in North America, Europe and Asia.  We also have direct sales forces in Canada, France, Germany, Italy, Singapore and the United Kingdom.  Distribution facilities are located in Los Angeles, California, Venlo, the Netherlands, and Singapore. In August, we held the official grand opening ceremony for our newest sales, application engineering and service subsidiary, Hurco India, Ltd. The event was held at our Technical Center in Chennai and was an opportunity to illustrate the capabilities of Hurco technology and machining centers to this growing market. Hurco machine tools are advantageous to customers in India because the user-friendly control and conversational programming enables machine shop owners to hire workers with less technical skill sets.

Our strategy is to design, manufacture and sell to the global metalworking market a comprehensive line of computerized machine tools that incorporate our proprietary, interactive computer control technology.  Our technology is designed to enhance the machine tool user's productivity through ease of operation and higher levels of machine performance (speed, accuracy and surface finish quality).  We use an open system software architecture that permits our computer control systems and software to be produced and employed using standard PC hardware. We have emphasized a “user-friendly” design that employs both interactive conversational and graphical programming software. Each year we have expanded our product offering to meet customer needs, which has led us to design and manufacture more complex machining centers with advanced capabilities.  We bring a disciplined approach to strategically enter new geographic markets, as appropriate.  Our introduction of new, technologically advanced products, combined with our expansion into new markets, has resulted in our significant growth over the last several years.  In addition to this strong organic growth, we have the capability to pursue opportunistic acquisitions that are consistent with our strategic focus on expanding our product line and entering new markets.  At present, we are not engaged in negotiations, and have no current plans, for any acquisitions.

Industry

Machine tool products are considered capital goods, which makes them part of an industry that has historically been highly cyclical.

Although, industry association data for the U.S. machine tool market is available, that market accounts for only 9% of worldwide consumption.  Reports available for the U.S. machine tool market include:

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

Demand for capital equipment can fluctuate during periods of changing economic conditions.  Manufacturers and suppliers of capital goods, such as Hurco, are often the first to experience these changes in demand. Additionally, since our order backlog is approximately 45 days, it is difficult to estimate demand with any reasonable certainty. Therefore, we do not have the benefit of relying on the common leading indicators that are available to many other industries for market analysis and forecasting purposes.

Products

Our core products consist of general purpose computerized machine tools for the metal cutting industry.  These are, principally, vertical machining centers (mills) and turning centers (lathes), with which our proprietary software and computer control systems are fully integrated. We also produce computer control systems and related software for press brake applications that are sold as retrofit units for installation on existing or new press brake machines.   Additionally, we produce and distribute software options, control upgrades, hardware accessories, and replacement parts for our machine tool product lines and we provide operator training and support services to our customers.

The following table sets forth the contribution of each of our product groups to our total sales and service fees during each of the past three fiscal years:

Net Sales and Service Fees by Product Category
(Dollars in thousands)	Year ended October 31,
	2008		2007		2006
Continuing Products and Services
Computerized Machine Tools	$199,238	89.0%	$165,832	88.2%	$128,946	86.8%
Computer Control Systems and Software *	5,678	2.5%	5,291	2.8%	4,694	3.2%
Service Parts	13,240	5.9%	12,096	6.4%	10,494	7.0%
Service Fees	5,838	2.6%	4,828	2.6%	4,383	3.0%
Total	$223,994	100%	$188,047	100%	$148,517	100%

* Amounts shown do not include computer control systems sold as integrated components of computerized machine tools.

Computerized Machine Tools – Machining and Turning Centers

We design, manufacture and sell computerized machine tools equipped with a fully integrated interactive computer control system that features our WinMax® software. Our computer control system enables a machine tool operator to create complex two-dimensional or three-dimensional machining programs directly from an engineering drawing or computer aided design geometry file. An operator with little or no machine tool programming experience can successfully create a program with minimal training and begin machining the part in a short period of time.  The control features an operator console with a liquid crystal display (LCD), and incorporates an upgradeable personal computer (PC) platform using a Pentium®* class processor with solid rendering graphical programming.  In addition, WinMax® has a Windows®** based operating system to enable users to improve shop floor flexibility and software productivity.

In the intensely competitive global manufacturing marketplace, increases in productivity are being derived from control and software technologies. Companies using computer controlled machine tools are better able to:

•	maximize the efficiency of their human resources
•	continue to expand their capability to make more advanced and complex parts from a wide range of materials using multiple processes
•	maintain the ability to incorporate fast moving changes in technology into their operations to keep their competitive edge
•	continue to integrate themselves into the global supply chain of their customers by supporting small to medium lot sizes for “just in time” initiatives

Our Windows®** based control facilitates our ability to meet these customer needs. Companies are finding that the familiar Windows®** operating system coupled with the Hurco conversational style of program creation means that their operators are capable of creating and editing part-making programs without incurring the incremental overhead of specialized computer aided design and computer aided manufacturing programmers. With the ability to transfer most computer aided design data directly into a Hurco program, programming time becomes minutes instead of hours.

Products today are being designed to meet the demand for machining complex parts with greater part accuracies.  Our proprietary controls with WinMax® software and Pentium®* processors efficiently handle the large amounts of data these complex part-making programs require, which enables our customers to create parts with superb accuracy at world-class speeds. We continue to add technology to our control design as it becomes available.

Our offering of machining centers, currently equipped with either a twin touch-screen console or a single touch-screen console, consists of the following six product lines:

VM Product Line

The VM product line consists of moderately priced vertical machining centers for the entry-level market. Their design premise of a machining center with a large work cube and a small footprint optimizes the use of available floor space. The VM line consists of five models in three sizes with X-axis (horizontal) travels of 26, 40, and 50 inches. The base prices of the VM machines range from $40,000 to $80,000.

VMX Product Line

The VMX product line consists of higher performing vertical machining centers aimed at manufacturers that require greater part accuracy. It is our flagship series of machining centers. The VMX line consists of 14 models in seven sizes with X-axis travels of 24, 30, 40, 50, 60, 64, and 84 inches. The base prices of VMX machines range from $50,000 to $200,000.

Five-Axis Product Line

The five-axis product line is targeted at manufacturers seeking to produce complex multi-sided parts in a single setup. Machines in this product line can yield significant productivity gains for operations that previously processed each side of a part individually.  Due to market demand for increased processing efficiency, we focused on five-axis technology in 2008 and introduced four new five-axis machining centers in September. In total, we now have six Hurco five-axis machining centers to offer customers. The base prices of the five-axis machines range from $100,000 to $180,000.

TM/TMM Product Line

Since its introduction in fiscal 2005, we have continued to expand the TM turning center (horizontal slant-bed lathe) product line. The TM series is designed for entry-level job shops and contract manufacturers seeking efficient processing of small to medium lot sizes. The TM is offered in three models with chucks of 6, 8, and 10 inches respectively. In September 2006, we further enhanced the capability of the TM turning centers with the addition of “live” or motorized tooling on the lathe turret. Designated as the TMM product line, these machines allow our customers to complete a number of secondary milling, drilling and tapping operations, while the part is still held in the chuck after the turning operations are complete. This ability to “mill/turn” or “multi-task” on the same machine in a single setup can provide significant productivity gains. Two TMM models with this capability are being offered.  The base prices of the TM/TMM machines range from $40,000 to $85,000.

TMX Product Line

Introduced in September 2008, the TMX product line consists of high performance turning centers. There are three TMX models, all with chucks of 8 inches, but two of the models are equipped with an additional axis and motorized live tooling, and one of those models has an additional spindle. The base prices of TMX turning centers range from $80,000 to $180,000.

Specialty Product Lines

Two new specialty products were introduced in September 2008: the dual-column machining center and the zone machining center. Both of these machines are designed to facilitate production of large parts and molds. The horizontal machining center is also included in this category as it facilitates efficient and accurate machining of complex production parts. The base prices of these machines range from $235,000 to $350,000.

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

Software Products

In addition to our standard computer control features, we offer software option products for two-dimensional and three-dimensional programming.  These products are sold to users of our computerized machine tools equipped with our twin touch-screen or single touch-screen consoles featuring WinMax® control software.  The options include: Swept Surface, SelectSurface Finish Quality (SFQ), DXF Transfer, UltiNetTM, UltiPocketTM, Conversational Part and Tool Probing, Advanced Verification Graphics, and Simultaneous Five-Axis Contouring.

Our Swept Surface software option simplifies programming of 3D contours and significantly reduces programming time. SelectSurface Finish Quality (SFQ) lets the customer control surface finish quality and run time in one easy step.

The DXF Transfer software option can substantially increase operator productivity because it eliminates manual data entry of part features by transferring AutoCADTM drawing files directly into the Hurco computer control or into our desktop programming software, WinMax® Desktop.

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

The Advanced Verification Graphics feature significantly reduces both scrap and programming time because it provides customers with a three-dimensional solid rendering of the part, including dynamic rotation. This feature allows a customer to view the rendered part from any angle without needing to redraw it.

Simultaneous five-axis contouring software enables a five-axis machine to command motion concurrently on all axes. This allows the user to create continuous tool-paths along complex geometries with only a single machine/part setup, providing increased productivity along with the performance benefits of using shorter cutting tools. The sale of simultaneous five-axis contouring software is subject to governmental licensing.

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

Manufacturing

Our computerized metal cutting machine tools are manufactured to our specifications primarily by our wholly owned subsidiary in Taiwan, Hurco Manufacturing Limited (HML).  This subsidiary has increased our overall capacity and reduced our dependence on other manufacturers.  HML conducts final assembly operations and is supported by a network of contract suppliers of components and sub-assemblies who manufacture components for our products in accordance with our proprietary designs, quality standards and cost specifications. This has enabled us to lower our production costs, reduce our working capital per sales dollar and increase our worldwide manufacturing capacity without significant incremental investment in capital equipment or personnel.  In 2006, we opened a new manufacturing facility in Ningbo, China, that focuses on the machining of castings and components to support HML’s production in Taiwan.  In the future, we can expand the Ningbo facility to include sub-assembly operations.  Eventually, we expect that machines designed specifically for the Chinese market will be produced at the Ningbo facility.

We have a contract manufacturing agreement for computer control systems with Hurco Automation, Ltd., a Taiwanese company in which we have a 35% ownership interest.  This company produces all of our computer control systems to our specifications, sources industry standard computer components and our proprietary parts, performs final assembly and conducts test operations.

We work closely with our subsidiaries, key component suppliers and our minority-owned affiliate to ensure that their production capacity will be sufficient to meet the projected demand for our machine tool products.  Many of the key components used in our machines can be sourced from multiple suppliers. However, any prolonged interruption of operations or significant reduction in the capacity or performance capability at either of our Taiwanese manufacturing facilities, or at any of our key component suppliers, could have a material adverse effect on our operations.

Marketing and Distribution

We sell our products through more than 100 independent agents and distributors throughout North America, Europe and Asia.  Although some distributors carry competitive products, Hurco is the primary line for the majority of our distributors globally.  We also have direct sales personnel in Canada, France, Germany, Italy, Singapore and the United Kingdom, which are among the world's principal machine tool consuming markets.

Approximately 91% of the worldwide demand for computerized machine tools and computer control systems is outside the United States.  In fiscal 2008, more than 75% of our revenues were from overseas customers.  No single end-user or distributor of our products accounted for more than 5% of our total sales and service fees.

The end-users of our products are precision tool, die and mold manufacturers, independent metal parts manufacturers, and specialized production application or prototype departments within large manufacturing companies.  Industries served include aerospace, defense, medical equipment, energy, automotive/transportation, electronics and computer equipment.

We also sell our Autobend® computer control systems to original equipment manufacturers of new metal fabrication machine tools who integrate them with their own products prior to the sale of those products to their own customers, to retrofitters of used metal fabrication machine tools who integrate them with those machines as part of the retrofitting operation, and to end-users who have an installed base of metal fabrication machine tools, either with or without related computer control systems.

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

Demand for our products is also highly dependent upon economic conditions and the general level of business confidence, as well as such factors as production capacity utilization and changes in governmental policies regarding tariffs, corporate taxation, and other investment incentives.  By marketing and distributing our products on a worldwide basis, we seek to reduce the impact of adverse changes in economic conditions that might occur in a particular geographic region.  For additional information regarding current economic conditions and their impact on our results of operation and financial condition, refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Competition

We compete with many other machine tool producers in the United States and foreign countries.  Most of our competitors are larger and have greater financial resources than our company.  In the United States and European metal cutting markets, major competitors include Haas Automation, Inc., Daewoo, Miltronics, Deckel Maho Gildemeister Group (DMG), Hardinge Inc. and MAG Industrial Automation Systems.  There are also a large number of other foreign manufacturers, including Okuma Machinery Works Ltd., Mori Seiki Co., Ltd., Mazak and Matsuura Machinery Corporation.

We strive to compete effectively by incorporating into our products unique, patented software and other proprietary features that offer enhanced productivity, technological capabilities and ease of use.  We offer our products in a range of prices and capabilities to target a broad potential market.  We also believe that our competitiveness is aided by our reputation for reliability and quality, our strong international sales and distribution organization, and our extensive customer service organization.

Intellectual Property

We consider our products to be proprietary.  Various features of our control systems and machine tools employ technologies covered by patents that are material to our business.  We also own additional patents covering new technologies that we have acquired or developed, and that we are planning to incorporate into our control systems in the future.

Research and Development

In the fiscal years set forth below, non-capitalized research and development expenditures for new products and significant product improvements and expenditures related to software development projects that were capitalized were as follows (in thousands):
Fiscal Year	Non-capitalized research and development	Capitalized software development
2008	$3,000	$900
2007	3,100	1,200
2006	2,500	2,100

Employees

We had approximately 430 full-time employees at the end of fiscal 2008, none of whom were covered by a collective-bargaining agreement or represented by a union.  We have experienced no employee-generated work stoppages or disruptions and we consider our employee relations to be satisfactory.

Geographic Areas

Financial information about geographic areas in which we sell our products is set forth in Note 15 of Notes to Consolidated Financial Statements.

The risks of doing business on a global basis are set forth in Item 1A. Risk Factors below.

Backlog

For information on orders and backlog, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Item 1A.    RISK FACTORS

In this section we describe what we believe to be the material risks related to our business.  The risks and uncertainties described below or elsewhere in this report are not the only ones to which we are exposed. Additional risks and uncertainties not presently known and/or risks we currently deem immaterial may also adversely affect our business and operations. If any of the developments included in the following risks were to occur, our business, financial condition, results of operations, cash flows or prospects could be materially adversely affected.

The current global economic crisis is adversely affecting overall demand and our customers’ ability to purchase our products and services.

The current global economic crisis has severely impacted banks and other lenders, limiting the ability of many businesses to access the credit markets.  As a result of the credit crisis and the overall decline in economic activity, the ability of our customers to purchase our products and services has been adversely affected, the initial impact of which was reflected in our results for the fourth quarter of fiscal 2008.  An overall decline in economic activity may also have an adverse affect on our customers and distributors ability to pay us for the products they purchased.  A prolonged recession or further decline in the global economy will materially adversely affect our results of operations and financial condition.  For additional information regarding current economic conditions and their impact on our results of operations and financial condition, refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The cyclical nature of our business causes fluctuations in our operating results.

The machine tool industry is highly cyclical and changes in demand can occur abruptly in the geographic markets we serve.  As a result of this cyclicality, we have experienced significant fluctuations in our sales, which, in periods of reduced demand have adversely affected our results of operations and financial condition.

Our international operations pose additional risks that may adversely impact sales and earnings.

During the fiscal year ended October 31, 2008, more than 75% of our revenues were derived from sales to customers located outside the United States.  We also have manufacturing facilities and assets located outside of the United States.  These international operations are subject to a number of risks, including:

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

Quotas, tariffs, taxes or other trade barriers could require us to change manufacturing sources, reduce prices, increase spending on marketing or product development, withdraw from or not enter certain markets or otherwise take actions that could be adverse to us.  Also, in some foreign jurisdictions, we may be subject to laws limiting the right and ability of entities organized or operating therein to pay dividends or remit earnings to affiliated companies unless specified conditions are met.  These factors may adversely affect our future operating results.  All of our products are shipped from our manufacturing facility in Taiwan from the Port of Taichung to three ports of destination: Los Angeles, California, Venlo, the Netherlands, and Singapore.  Changes in customs requirements, as a result of national security or other constraints put upon these ports, may also have an adverse impact on our results of operations.

We depend on limited sources for our products.

Our wholly owned subsidiary in Taiwan, Hurco Manufacturing Ltd. (HML), produces all of our machine tools.  Any interruption in manufacturing at HML would have a material adverse effect on our results of operations and financial condition.  Interruption in manufacturing at HML could result from a change in the political environment in Taiwan or a natural disaster, such as an earthquake, typhoon, or tsunami. Any interruption with one of our key component suppliers may also have a material adverse effect on our results of operations and financial condition.

Fluctuations in the exchange rates between the U.S. Dollar and any of several foreign currencies can increase our costs or decrease our revenues.

Our international sales divisions generate more than 75% of our revenues, which are received in several foreign currencies, primarily the Euro and Pound Sterling. Therefore, our results of operations and financial condition are affected by fluctuations in exchange rates between these currencies and the U.S. Dollar, both for purposes of actual conversion and for financial reporting purposes. In addition, payments for components incorporated into our products are made in the New Taiwan Dollar.  We hedge our foreign currency exposure with the purchase of forward exchange contracts. Hedge contracts only mitigate the impact of changes in foreign currency rates that occur during the term of the related hedge contract period.  Refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 1 of Notes to Consolidated Financial Statements for the impact of translation of foreign currencies and hedging on the consolidated financial statements.

Our competitive position and prospects for growth may be diminished if we are unable to develop and introduce new and enhanced products on a timely basis that are accepted in the market.

The machine tool industry is subject to technological change, evolving industry standards, changing customer requirements, and improvements in and expansion of product offerings. Our ability to anticipate changes in technology, industry standards, customers’ requirements and competitors’ product offerings and to develop and introduce new and enhanced products on a timely basis that are accepted in the market, will be significant factors in maintaining and improving our competitive position and growth prospects.  If the technologies or standards used in our products become obsolete or fail to gain widespread commercial acceptance, our business would be materially adversely affected. Although we believe that we have the technological capabilities to remain competitive, developments by others may render our products or technologies obsolete or noncompetitive.

We compete with larger companies that have greater financial resources, and our business could be harmed by competitors’ actions.

The markets in which our products are sold are extremely competitive and highly fragmented. In marketing our products, we compete with other manufacturers in terms of quality, reliability, price, value, delivery time, service and technological characteristics. We compete with a number of U.S., European and Asian competitors, most of which are larger, have substantially greater financial resources and are supported by governmental or financial institution subsidies. While we believe our product lines compete effectively, our financial resources are limited compared to those of most of our competitors, making it challenging to remain competitive.

Fluctuation of the price of raw materials, especially steel and iron, could adversely affect our sales, costs and profitability.

We manufacture products with a high iron and steel content for which worldwide prices can change significantly. The availability and price for these and other raw materials are subject to volatility due to worldwide supply and demand forces, speculative actions, inventory levels, exchange rates, production costs and anticipated or perceived shortages. In some cases, those cost increases can be passed on to customers in the form of price increases; in other cases they cannot. If the prices of raw materials increase and we are not able to charge our customers higher prices to compensate, it would adversely affect our results of operations.

Due to future changes in technology, changes in market demand, or changes in market expectations, portions of our inventory may become obsolete or excess.

The technology within our products changes and generally new versions of machines are brought to market in three to five year cycles. The phasing out of an old product involves estimating the amount of inventory to hold to satisfy the final demand for those machines and to satisfy future repair part needs. Based on changing customer demand and expectations of delivery times for repair parts, we may find that we have either obsolete or excess inventory on hand. Because of unforeseen future changes in technology, market demand or competition, we might have to write off unusable inventory, which would adversely affect our results of operations.

We may make acquisitions that could disrupt our operations and harm our operating results.

Although we are not currently engaged in negotiations, and have no current plans for any acquisitions, we may seek to expand our product offerings or the markets we serve by acquiring other companies, product lines, technologies and personnel.  Acquisitions involve numerous risks, including the following:

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

Intangible or other assets may become impaired, requiring us to record a significant charge to earnings.

Under U.S. Generally Accepted Accounting Principles, we review our assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable.  Intangible assets and our investment accounted for under the equity method are required to be tested for impairment at least annually.  We could be required to record a significant charge to earnings in our financial statements for the period in which any impairment of these assets is determined, which would adversely affect our results of operations for that period.

Our continued success depends on our ability to protect our intellectual property.

Our future success depends in part upon our ability to protect our intellectual property.  We rely principally on nondisclosure agreements, other contractual arrangements, trade secret law, trademark and patent law, to protect our intellectual property.  However, these measures may be inadequate to protect our intellectual property from infringement by others or prevent misappropriation of our proprietary rights.  In addition, the laws of some foreign countries do not protect proprietary rights to the same extent as do U.S. laws.  Our inability to protect our proprietary information and enforce our intellectual property rights through infringement proceedings could have a material adverse effect on our business, financial condition and results of operations.

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

Item 1B.    UNRESOLVED STAFF COMMENTS

None.

Item 2.    PROPERTIES

The following table sets forth the location, size and principal use of each of our facilities:

Location	Square Footage		Principal Uses

Indianapolis, Indiana	165,000	(1)	Corporate headquarters, design and engineering, product testing, sales and marketing, application engineering and customer service

Los Angeles, California	13,000		Warehouse, distribution, sales, application engineering and customer service

Dexter, Michigan	3,000		Sales, design engineering, product testing and customer service

Mississauga, Canada	3,600		Sales, application engineering andcustomer service

High Wycombe, England	12,000		Sales, application engineering and customer service

Paris, France	9,700		Sales, application engineering and customer service

Munich, and Rodermark, Germany	26,000		Sales, application engineering and customer service

Milan and Venice, Italy	13,000		Sales, application engineering and customer service

Singapore	9,300		Sales, application engineering and customer service

Shanghai, China	8,000		Sales, application engineering and customer service

Guangzhou, China	2,400		Sales, application engineering and customer service

Chennai, India	5,400		Sales, application engineering and customer service

Liegnitz, Poland	2,900		Sales, application engineering and customer service

Taichung, Taiwan	221,000		Manufacturing

Ningbo, China	34,000		Manufacturing
(1)	Approximately 50,000 square feet is leased to a third-party under a lease, which expires April 30, 2010.

We own the Indianapolis facility and lease all other facilities.  The leases have terms expiring at various dates ranging from September 2009 to May 2017.  We believe that all of our facilities are well maintained and are adequate for our needs now and in the foreseeable future.  We do not believe that we would experience any difficulty in replacing any of the present facilities if any of our leases were not renewed at expiration.

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

The following information sets forth as of October 31, 2008, the name of each executive officer and his or her age, tenure as an officer, principal occupation and business experience for the last five years:

Name	Age	Position(s) with the Company
Michael Doar	53	Chairman of the Board and Chief Executive Officer
James D. Fabris	57	President and Chief Operating Officer
John G. Oblazney	40	Vice President, Secretary, Treasurer and Chief Financial Officer
Sonja K. McClelland	37	Corporate Controller, Assistant Secretary

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

	2008		2007
Fiscal Quarter Ended:	High	Low	High	Low
January 31	$58.68	$30.24	$33.18	$24.61
April 30	52.12	33.41	47.86	33.07
July 31	49.30	23.11	56.28	39.12
October 31	38.24	16.92	60.44	39.77

At January 7, 2009, the closing price of our common stock on the Nasdaq Global Select Market was $14.76.

We do not currently pay dividends on our common stock and intend to continue to retain earnings for working capital, and capital expenditures.

There were186 holders of record of our common stock as of January 7, 2009.

During the period covered by this report, we did not sell any equity securities that were not registered under the Securities Act of 1933, as amended.

The disclosure under the caption “Equity Compensation Plan Information” is included in Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Item 6.    SELECTED FINANCIAL DATA

The Selected Financial Data presented below has been derived from our consolidated financial statements for the years indicated and should be read in conjunction with the consolidated financial statements and related notes set forth elsewhere herein and Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Year Ended October 31
	2008	2007	2006	2005	2004
Statement of Operations Data:	(Dollars in thousands, except per share amounts)
Sales and service fees	$223,994	$188,047	$148,517	$125,509	$99,572
Gross profit	82,617	71,082	53,325	42,558	30,298
Selling, general and administrative expenses	46,811	40,124	30,697	26,057	21,401
Restructuring expense (credit) And other expense, net	--	--	--	--	465
Operating income	35,806	30,958	22,628	16,501	8,432
Other income (expense)*	(1,640)	1,742	745	(64)	(396)
Net income	22,520	20,889	15,479	16,443	6,269
Earnings per common share-diluted	3.49	3.24	2.42	2.60	1.04
Weighted average common shares outstanding-diluted	6,444	6,440	6,397	6,336	6,026

	As of October 31
	2008	2007	2006	2005	2004
Balance Sheet Data:	(Dollars in thousands)
Current assets*	$151,312	$139,265	$103,434	$73,818	$56,472
Current liabilities	51,129	63,215	44,340	30,761	30,125
Working capital*	100,183	76,050	59,094	43,057	26,347
Current ratio	3.0	2.2	2.3	2.4	1.9
Total assets*	177,444	163,781	125,545	94,114	73,446
Non-current liabilities*	2,838	2,963	5,830	4,409	4,866
Total debt	--	--	4,010	4,136	4,600
Shareholders’ equity	123,477	97,603	75,375	58,944	38,455

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

The following overview is intended to provide a brief explanation of the principal factors that have contributed to our financial performance.  This overview is intended to be read in conjunction with the more detailed information that follows and our audited financial statements that appear elsewhere in this report.

The primary drivers of our operational performance in the past three years have been improved worldwide demand for our products, the increasing acceptance of our expanded product line and our success in selling and manufacturing outside of the United States.

The market for machine tools is an international market.  We have both significant foreign sales and manufacturing operations.  During fiscal 2008, more than 75% of our revenues were attributable to customers located abroad.  The percentage of revenues to customers located abroad has increased during the last fiscal year due in part to deterioration of the North American market for machine tool products, as well as the effect of a weaker U.S. Dollar when translating foreign sales to U.S. Dollars for financial reporting purposes.  We sell our products through more than 100 independent agents and distributors in countries throughout North America, Europe and Asia.  We also have our own direct sales and service organizations in Canada, France, Germany, Italy, Singapore and the United Kingdom.  Our computerized metal cutting machine tools are manufactured in Taiwan to our specifications by our wholly owned subsidiary, Hurco Manufacturing Limited (HML).

Our sales to foreign customers are denominated, and payments by those customers are made in the prevailing currencies—primarily the Euro and Pound Sterling—in the countries in which those customers are located, and our product costs are incurred and paid primarily in the New Taiwan Dollar and the U.S. Dollar.  Changes in currency exchange rates may have a material effect on our operating results and consolidated balance sheets as reported under U.S. Generally Accepted Accounting Principles.  For example, when a foreign currency increases in value relative to the U.S. Dollar, sales made (and expenses incurred) in that currency, when translated to U.S. Dollars for reporting in our financial statements, are higher than would be the case when that currency has a lower value relative to the U.S. Dollar.  In our comparison of period-to-period results, we discuss not only the increases or decreases in those results as reported in our financial statements (which reflect translation to U.S. Dollars at exchange rates prevailing during the period covered by those financial statements), but also the effect that changes in exchange rates had on those results. For additional information on the impact of translation of foreign currencies and our hedging practices, see Note 1 of Notes to Consolidated Financial Statements.

Our high levels of foreign manufacturing and sales also subject us to cash flow risks due to fluctuating currency exchange rates.  We seek to mitigate those risks through the use of various derivative instruments – principally foreign currency forward exchange contracts.

We experienced changes in material costs from inflation in fiscal 2008, which caused our gross margin to decline.  While some material costs have recently declined, our production cycle of approximately six months requires us to establish material costs at the time a purchase order is accepted, when costs may have been higher.

Government sources have confirmed that the U.S. economy has been in a recession since December 2007.  We first experienced a decline in sales orders in our North American market during the first quarter of fiscal 2008.  The deterioration in that market continued and became more severe in subsequent quarters.  During the second half of calendar year 2008, the recession became global in scope, impacting every market we serve and significantly affecting our sales and orders during the fourth fiscal quarter.  Our sales in the fourth quarter of fiscal 2008 were 5.3% lower than in the corresponding quarter of fiscal 2007 and, most significantly, 17.2% below those of the third quarter of 2008.  Similarly, our new orders in the fourth quarter of fiscal 2008 declined 27.0% from their level in the corresponding quarter of fiscal 2007 and 23.7% below the third quarter of fiscal 2008.  Economic conditions have continued to worsen since the beginning of fiscal 2009.  Many economists have indicated that the current deterioration in the global markets will remain or become more severe and continue for a prolonged period of time.

During the fourth quarter, we implemented various initiatives to reduce expenses while staying committed to our strategic plan of product innovation and penetration of developing markets.   We have also taken steps to reduce our inventories to reflect the decline in customer demand.  Since our production lead time is approximately six months, the impact of reduced production levels on our inventories may take several quarters to be fully realized.

We believe that, notwithstanding the severity of the current economic crisis, our company remains fundamentally stable.  We have a broad product line due to recent new product introductions, no outstanding debt and a strong cash position.

Results of Operations

The following table presents, for the fiscal years indicated, selected items from the Consolidated Statements of Income expressed as a percentage of our worldwide sales and service fees and the year-to-year percentage changes in the dollar amounts of those items.

	Percentage of Revenues			Year-to-Year % Change
	2008	2007	2006	Increase (Decrease)
				’08 vs. ’07	’07 vs. ’06
Sales and service fees	100.0%	100.0%	100.0%	19.1%	26.6%
Gross profit	36.9%	37.8%	35.9%	16.2%	33.3%
Selling, general and administrative expenses	20.9%	21.3%	20.7%	16.7%	30.7%
Operating income	16.0%	16.5%	15.2%	15.7%	36.8%
Other income (expense)*	(0.7%)	0.9%	0.5%	(194.1%)	133.8%
Net income	10.1%	11.1%	10.4%	7.8%	35.0%

*Certain information for prior years has been reclassified to reflect current year presentation.

Fiscal 2008 Compared to Fiscal 2007

Sales and Service Fees. Notwithstanding the severe decline in the fourth quarter of fiscal 2008, annual sales and service fees were the highest in our 40-year history, totaling $224.0 million, an increase of $35.9 million, or 19.1%, over fiscal 2007.  Of this increase, $22.7 million was attributable to operational growth and approximately $13.2 million was due to the favorable effect of a weakening U.S. Dollar on currency translation.  Computerized machine tool sales, which also were the highest in our history, totaled $199.2 million, an increase of 20.1% from the $165.8 million recorded in 2007, primarily driven by strong customer demand in European markets during the first nine months of the fiscal year, particularly for our higher end VMX product line.

Net Sales and Service Fees by Geographic Region

The following table sets forth net sales and service fees by geographic region for the years ended October 31, 2008 and 2007 (in thousands):

	October 31,				Increase (Decrease)
	2008		2007		Amount	%
North America	$48,373	21.6%	$52,133	27.7%	$(3,760)	(7.2%)
Europe	163,807	73.1%	125,446	66.7%	38,361	30.6%
Asia Pacific	11,814	5.3%	10,468	5.6%	1,346	12.9%
Total	$223,994	100.0%	$188,047	100.0%	$35,947	19.1%

In North America, sales and service fees decreased 7.2% as unit volumes decreased by 14.9% primarily in the second half of the year as a result of the global economic slowdown.  This decrease in volume was partially offset by improved product mix.

European sales and service fees increased by 30.6%, which includes a favorable impact due to changing currency rates of $12.4 million, or 9.9%.  Unit sales increased by 11.5% in fiscal 2008 compared to fiscal 2007 as a result of a strong European market during the first three quarters of the fiscal year and continued expansion into eastern European markets.  The remaining 9.2% of growth in European sales and service fees was primarily derived by continued demand for our higher end VMX product line.

Sales and service fees in the Asia Pacific region increased by 12.9%, due to penetration into new markets along with the favorable impact of changes due to currency exchange rates of $778,000, or 7.4%.

Net Sales and Service Fees by Product Category

The following table sets forth net sales and service fees by product category for the years ended October 31, 2008 and 2007 (in thousands):

	October 31,				Increase
	2008		2007		Amount	%

Computerized Machine Tools	$199,238	88.9%	$165,832	88.2%	$33,406	20.1%
Service Fees, Parts and Other	24,756	11.1%	22,215	11.8%	2,541	11.4%
Total	$223,994	100.0%	$188,047	100.0%	$35,947	19.1%

Sales of computerized machine tools totaled $199.2 million in fiscal 2008, an increase of $33.4 million, or 20.1%, primarily driven by a strong European market and continued demand for our higher end VMX product line.

Orders and Backlog.  New order bookings in fiscal 2008, were $212.5 million, an increase of $13.6 million, or 6.8%, over the prior year.  Orders for fiscal 2008 compared to fiscal 2007 were favorably affected by approximately $11.7 million, or 5.9%, due to changes in currency exchange rates.  Unit orders increased 1.1% in Europe and decreased by 18.0% and 11.5% in North America and Asia Pacific, respectively.  These order rates were significantly impacted by an overall fourth quarter decline in unit orders of 32.4%.  Orders declined in all regions as our customers reacted to the sudden downturn in the markets they serve and limitations on their own ability to access the credit markets.  Backlog was $15.7 million at October 31, 2008, compared to $29.4 million at October 31, 2007.  We do not believe backlog is a useful measure of past performance or indicative of future performance.  Backlog orders as of October 31, 2008 are expected to be fulfilled in fiscal 2009.

Gross Margin.  Gross margin for fiscal 2008 was 36.9%, a decrease from the 37.8% margin realized in the corresponding 2007 period, reflecting the impact of higher material costs.

Operating Expenses.  Selling, general and administrative expenses for fiscal 2008 increased $6.7 million, or 16.7%, from those of fiscal 2007 and includes the unfavorable effect of currency translation of $2.2 million, or 5.6%.  The remaining increase of $4.5 million was attributable to increased global sales and marketing expenditures, which include increased expenses for trade shows, European agent sales commissions and marketing expenses for expansion of sales into emerging markets.

Operating Income.  Operating income for fiscal 2008 totaled $35.8 million, or 16.0% of sales, compared to $31.0 million, or 16.5%, of sales, in fiscal 2007.   The increase in operating income year-over-year primarily reflected growth in foreign sales and an improved product mix partially offset by higher material costs and operating expenses to support sales growth initiatives.

Other Income (Expense).  The decrease in other income of $3.4 million for fiscal 2008 compared to fiscal 2007 was primarily due to $2.3 million of currency exchange losses on inter-company receivables and payables denominated in foreign currencies, net of gains or losses on forward exchange contracts.  Included in this decrease was approximately $220,000 of net losses related to cash flow hedges of forecasted inter-company sales and purchases that were de-designated as production levels steeply declined in the fourth quarter of fiscal 2008.  Additionally, fiscal 2007 included income from our equity investment in a Taiwan contract manufacturer, which was sold during the fourth quarter of that year.

Provision for Income Taxes.  The effective tax rate for fiscal 2008 was 34.1%, compared to 36.2% for the same period in the prior year.  The reduction in the effective tax rate was primarily due to the utilization of tax credits and tax rates of international jurisdictions that were less than U.S. statutory rates.

Net Income.  Net income for fiscal 2008 was $22.5 million, or $3.49 per share, which is an increase of 7.8% over fiscal 2007 net income of $20.9 million, or $3.24 per share.

Fiscal 2007 Compared to Fiscal 2006

Sales and Service Fees. Sales and service fees for fiscal 2007 were $188.0 million, an increase of $39.5 million, or 26.6%, over fiscal 2006.  Of this increase, $28.5 million was attributable to operational growth and approximately $11.0 million was due to the favorable effect of a weakening U.S. Dollar on currency translation.  Computerized machine tool sales totaled $165.8 million, an increase of 28.6% from the $128.9 million recorded in 2006, primarily driven by strong worldwide demand for our products and an increase in the percentage of sales attributable to higher price machines as a result of our expanded product line.

Net Sales and Service Fees by Geographic Region

The following table sets forth net sales and service fees by geographic region for the years ended October 31, 2007 and 2006 (in thousands):

	October 31,				Increase
	2007		2006		Amount	%
North America	$52,133	27.7%	$50,563	34.0%	$1,570	3.1%
Europe	125,446	66.7%	87,735	59.1%	37,711	43.0%
Asia Pacific	10,468	5.6%	10,219	6.9%	249	2.4%
Total	$188,047	100.0%	$148,517	100.0%	$39,530	26.6%

In North America, sales and service fees increased 3.1% primarily due to improved mix as unit sales volumes decreased by 4.7% a result of general weakening in demand for the domestic machine tool market.

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

Orders and Backlog.  New order bookings in fiscal 2007 were $199.0 million, an increase of $44.2 million, or 28.6%, over the prior year.  New order bookings increased by 6.1%, 43.6% and 5.2% in North America, Europe and Asia Pacific, respectively.  Europe was the primary contributor to the increased orders, driven by a strong market, expansion into new markets and favorable product mix.  Unit orders increased 26.1% in Europe and decreased by 6.7% and 10.7% in North America and Asia Pacific, respectively.  The reduction in North America was primarily due to a general weakening in demand for the domestic machine tool market, while Asia Pacific orders were down slightly due to continued development of the selling channels in China and India.  Orders for fiscal 2007 compared to fiscal 2006 were favorably affected by approximately $11.7 million, or 7.5%, due to changes in currency exchange rates.  Backlog was $29.4 million at October 31, 2007, compared to $16.1 million at October 31, 2006.  We do not believe backlog is a useful measure of past performance or indicative of future performance.  Backlog orders as of October 31, 2007 are expected to be fulfilled in fiscal 2008.

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

Operating Income.  Operating income for fiscal 2007 totaled $31.0 million, or 16.5% of sales, compared to $22.6 million or 15.2% of sales, in fiscal 2006.  The increase in operating income year-over-year primarily reflected growth in foreign sales and service fees and improved mix partially offset by higher operating expenses.

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

Liquidity and Capital Resources

At October 31, 2008, we had cash and cash equivalents of $26.4 million compared to $29.8 million at October 31, 2007.  Approximately 54.9% of the $26.4 million of cash and cash equivalents is denominated in U.S. Dollars.  The remaining balances are denominated in the local currencies of our various foreign entities and are subject to fluctuations in currency exchange rates.

Working capital, excluding cash and short-term debt, was $67.1 million at October 31, 2008, compared to $36.3 million at October 31, 2007.  The increase in working capital primarily relates to increased derivative assets related to unrealized gains on forward exchange contracts, increased accounts receivable, increased inventory due to the recent decline in demand and the introduction of new products, and a reduction in accounts payable as a result of the cutback in production volume.

Capital expenditures were $5.5 million in fiscal 2008, $4.5 million in fiscal 2007, and $3.3 million in fiscal 2006.  Capital expenditures were primarily for an integrated computer system, software development projects and purchases of equipment related to expansion of our manufacturing facilities.  We funded these expenditures with cash flow from operations.

As of October 31, 2008, we had no debt or borrowings outstanding under any of our bank credit facilities.

We have an effective “shelf” registration statement on file with the SEC that allows us to offer and sell a variety of securities, including common stock, preferred stock, warrants, depositary shares and debt securities, up to an aggregate amount of $200.0 million, if and when authorized by the Board of Directors.

As of October 31, 2008 we had $6.7 million in investments of auction rate securities.  During December 2008, our auction rates securities were sold at par value.

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

Contractual Obligations and Commitments

The following is a table of contractual obligations and commitments as of October 31, 2008 (all amounts in thousands):

Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating Leases	$6,500	$2,533	$2,410	$1,017	$540
Deferred Credits and Other	782	--	--	--	782
Total	$7,282	$2,533	$2,410	$1,017	$1,332

In addition to the contractual obligations and commitments disclosed above, we also have a variety of other obligations for the procurement of materials and services, none of which subject us to any material non-cancelable commitments.  While some of these obligations arise under long-term supply agreements, we are not committed under these agreements to accept or pay for requirements that are not needed to meet our production needs.  We have no material minimum purchase commitments or “take-or-pay” type agreements or arrangements.  Unrecognized tax benefits in the amount of approximately $613,000 have been excluded from the table above because we are unable to determine a reasonably reliable estimate of the timing of future payment.

We expect capital spending in fiscal 2009 to be approximately $4.4 million, which includes investments for capitalized software, capital equipment and costs to continue implementation of our integrated computer system.  We will fund these commitments with cash on hand and income from operations.

Off Balance Sheet Arrangements

From time to time, our subsidiaries guarantee third party payment obligations in connection with the sale of machines to customers that use financing.  At October 31, 2008, 56 such guarantees were outstanding totaling approximately $1.7 million.  Upon shipment, the customer has the risk of ownership.  The customer does not obtain title until the machine is paid in full.  We believe that the proceeds obtained from liquidation of the machine would cover any payments required by the guarantee.

Critical Accounting Policies and Estimates

Our discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. Generally Accepted Accounting Principles.  The preparation of financial statements in conformity with those accounting principles require us to make judgments and estimates that affect the amounts reported in the consolidated financial statements and accompanying notes.  Those judgments and estimates have a significant effect on the financial statements because they result primarily from the need to make estimates about the effects of matters that are inherently uncertain.  Actual results could differ from those estimates.  We frequently re-evaluate our judgments and estimates that are based upon historical experience and on various other assumptions that are believed to be reasonable under the circumstances.  We do not believe we have any critical accounting policies or estimates.  We have evaluated our significant accounting policies and estimates that are disclosed in Note 1 of the Notes to Consolidated Financial Statements.

Item 7a.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Interest Rate Risk

We had no borrowings outstanding under our bank credit facilities at October 31, 2008 and have not borrowed from our bank credit facilities since February 2005.  Note 5 of Notes to Consolidated Financial Statements set forth the interest rates related to our current credit facilities.

Foreign Currency Exchange Risk

In fiscal 2008, we derived more than 75% of our revenues, including export sales, from foreign markets.  All of our computerized machine tools and computer control systems, as well as certain proprietary service parts, are sourced by our U.S.-based engineering and manufacturing division and re-invoiced to our foreign sales and service subsidiaries, primarily in their functional currencies.

Our products components are sourced from foreign suppliers and built to our specifications by our wholly owned subsidiary in Taiwan.  Our purchases are predominantly in foreign currencies and in some cases our arrangements with these suppliers include foreign currency risk sharing agreements, which reduce (but do not eliminate) the effects of currency fluctuations on product costs. The predominant portion of the exchange rate risk associated with our product purchases relates to the New Taiwan Dollar.

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

Forward contracts for the sale or purchase of foreign currencies as of October 31, 2008, which are designated as cash flow hedges under FASB Statement 133, “Accounting Standards for Derivative Instruments and Hedging Activities,” were as follows:

				Contract Amount at Forward Rates in U.S. Dollars
Forward Contracts	Notional Amount in Foreign Currency	Weighted Avg. Forward Rate		Contract Date	October 31, 2008	Maturity Dates
Sale Contracts:
Euro	33,400,000	$1.5046		$52,252,730	$42,500,042	Nov 2008-Oct 2009
Sterling	4,215,000	$1.9247		$8,112,611	$6,756,793	Nov 2008-Oct 2009
Purchase Contracts:
New Taiwan Dollar	990,000,000	30.15	*	$32,834,950	$30,266,754	Nov 2008-Oct 2009
*NT Dollars per U.S. Dollar

Forward contracts for the sale or purchase of foreign currencies as of October 31, 2008, which were entered into to protect against the effects of foreign currency fluctuations on receivables and payables and are not designated as hedges under Statement 133 denominated in foreign currencies, were as follows:

				Contract Amount at Forward Rates in U.S. Dollars
Forward Contracts	Notional Amount in Foreign Currency	Weighted Avg. Forward Rate		Contract Date	October 31, 2008	Maturity Dates
Sale Contracts:
Euro	18,403,269	$1.4094		$25,937,568	$23,437,198	Nov 2008-Mar 2009
Singapore Dollar	1,116,718	$1.4139		$789,814	$753,305	Nov 2008
Sterling	1,755,731	$1.6809		$2,951,168	$2,825,637	Nov 2008-Jan 2009
Purchase Contracts:
New Taiwan Dollar	94,155,000	32.36	*	$2,909,327	$2,852,891	Nov 2008
*  NT Dollars per U.S. Dollar

We are exposed to foreign currency exchange risks related to our investment in net assets in foreign countries.  To manage this risk, we entered into a forward contract on November 26, 2007, with a notional amount of €3.0 million.  We have designated this forward contract as a hedge of our net investment in Euro denominated assets.  We have selected the forward method under the guidance of the Derivatives Implementation Group Statement 133 Issue H8, “Foreign Currency Hedges: Measuring the Amount of Ineffectiveness in a Net Investment Hedge.” The forward method requires all changes in the fair value of the forward to be reported as a cumulative translation adjustment in Accumulated Other Comprehensive Loss in the same manner as the underlying hedged net assets.  As of October 31, 2008, we had a gain of $624,000, net of tax, recorded as a cumulative translation adjustment in Accumulated Other Comprehensive Income (Loss) related to the forward contract.

Forward contracts for the sale or purchase of foreign currencies as of October 31, 2008, which are designated as net investment hedges under Statement 133 were as follows:

			Contract Amount at Forward Rates in U.S. Dollars
Forward Contracts	Notional Amount in Foreign Currency	Weighted Avg. Forward Rate	Contract Date	October 31, 2008	Maturity Date
Sale Contracts:
Euro	3,000,000	$1.4837	$4,451,100	$3,827,010	November 2008

Management’s Annual Report on Internal Control Over Financial Reporting

To the Shareholders and
Board of Directors
of Hurco Companies, Inc.:

Management of Hurco Companies, Inc. (the “Company”), has assessed the effectiveness of internal controls over financial reporting as of October 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting.

Because of its inherent limitations, the Company’s internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In management’s opinion, the Company’s internal controls over financial reporting as of October 31, 2008, are effective based on the criteria specified above.

Our independent registered accounting firm, Crowe Horwath, LLP, who also audited our consolidated financial statements, audited the effectiveness of our internal control over financial reporting.  Crowe Horwath LLP has issued their attestation report, which is included in Part II, Item 8 of this Annual Report on Form 10-K.

/s/ Michael Doar
Michael Doar,
Chairman of the Board & Chief Executive Officer

/s/ John G. Oblazney
John G. Oblazney,
Vice President & Chief Financial Officer

/s/ Sonja K. McClelland
Sonja K. McClelland
Corporate Controller, Assistant Secretary
(Principal Accounting Officer)

Indianapolis, Indiana
January 12, 2009

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and
Board of Directors
of Hurco Companies, Inc.

We have audited the accompanying consolidated balance sheets of Hurco Companies, Inc. and Subsidiaries as of October 31, 2008, and 2007, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for each of the three years in the period ended October 31, 2008.  In connection with our audits of the consolidated financial statements, we also have audited the consolidated financial statement schedule listed in the index under Item 15.  We also have audited the Company’s internal control over financial reporting as of October 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Hurco Companies, Inc. management is responsible for these financial statements and the financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying management’s annual report on internal control over financial reporting.  Our responsibility is to express an opinion on these financial statements and the financial statement schedule and an opinion on the company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hurco Companies, Inc and Subsidiaries as of October 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 2008 in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.  Also, in our opinion, Hurco Companies, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of October 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/Crowe Horwath LLP

Indianapolis, Indiana
January 12, 2009

HURCO COMPANIES, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended October 31
	2008	2007	2006
	(Dollars in thousands, except per share amounts)
Sales and service fees	$223,994	$188,047	$148,517
Cost of sales and service	141,377	116,965	95,192
Gross profit	82,617	71,082	53,325
Selling, general and administrative expenses	46,811	40,124	30,697
Operating income	35,806	30,958	22,628
Interest expense	63	201	359
Interest income	542	699	527
Investment income	465	339	9
Earnings from equity investments	12	1,048	865
Other income (expense), net	(2,596)	(78)	(556)
Income before income taxes	34,166	32,765	23,114
Provision for income taxes (Note 7)	11,646	11,876	7,635
Net income	$22,520	$20,889	$15,479

Earnings per common share – basic	$3.51	$3.27	$2.45
Weighted average common shares outstanding – basic	6,415	6,382	6,317
Earnings per common share – diluted	$3.49	$3.24	$2.42
Weighted average common shares outstanding – diluted	6,444	6,440	6,397

The accompanying notes are an integral part of the consolidated financial statements.

HURCO COMPANIES, INC.
CONSOLIDATED BALANCE SHEETS

ASSETS

	As of October 31
	2008	2007
Current assets:	(Dollars in thousands, except per share amounts)
Cash and cash equivalents	$26,394	$29,760
Short-term investments	6,674	10,000
Accounts receivable, less allowance for doubtful accounts of $678 in 2008 and $751 in 2007	31,952	28,625
Inventories	66,368	61,121
Deferred tax assets, net	5,444	8,258
Derivative assets	12,463	485
Other	2,017	1,016
Total current assets	151,312	139,265

Property and equipment:
Land	782	776
Building	7,127	7,135
Machinery and equipment	14,885	13,629
Leasehold improvements	1,765	1,473
	24,559	23,013
Less accumulated depreciation and amortization	(10,961)	(11,617)
	13,598	11,396
Software development costs, less accumulated amortization	5,711	5,960
Investments and other assets	6,823	7,160
	$177,444	$163,781

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$26,691	$33,056
Accounts payable-related parties	1,612	2,430
Accrued expenses and other	17,598	21,558
Accrued warranty expenses	2,536	2,449
Derivative liabilities	2,692	3,722
Total current liabilities	51,129	63,215

Non-current liabilities:
Deferred tax liability, net	2,056	1,956
Deferred credits and other	782	1,007
	2,838	2,963
Commitments and contingencies (Notes 11 and 12)
Shareholders’ equity:
Preferred stock: no par value per share, 1,000,000 shares authorized, no shares issued	--	--
Common stock: no par value, $.10 stated value per share, 13,250,000 shares authorized, 6,420,851 and 6,392,220 shares issued and outstanding in 2008 and 2007, respectively	642	639
Additional paid-in capital	51,690	50,971
Retained earnings	71,889	49,369
Accumulated other comprehensive loss	(744)	(3,376)
Total shareholders’ equity	123,477	97,603
	$177,444	$163,781

The accompanying notes are an integral part of the consolidated financial statements.

HURCO COMPANIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended October 31
	2008	2007	2006
Cash flows from operating activities:	(Dollars in thousands)
Net income	$22,520	$20,889	$15,479
Adjustments to reconcile net income to Net cash provided by operating activities:
Provision for doubtful accounts	(73)	116	(207)
Deferred Tax Provision	1,048	1,216	491
Equity in income of affiliates	(12)	(1,048)	(865)
Depreciation and amortization	3,023	2,106	1,504
Stock-based Compensation	535	480	17
Change in assets/liabilities
(Increase) decrease in accounts receivable	(6,260)	(1,742)	(1,312)
(Increase) decrease in inventories	(11,832)	(14,116)	(12,726)
Increase (decrease) in accounts payable	(7,649)	7,821	9,318
Increase (decrease) in accrued expenses	3,304	6,474	3,423
Other	(4,443)	(8,003)	(1,076)
Net cash provided by operating activities	161	14,193	14,046

Cash flows from investing activities:
Proceeds from sale of property and equipment	17	--	16
Purchase of property and equipment	(4,580)	(3,325)	(1,212)
Purchase of investments	(9,100)	(24,000)	--
Sale of investments	12,100	14,000	--
Software development costs	(934)	(1,185)	(2,089)
Other proceeds (investments)	(80)	1,898	(335)
Net cash used for investing activities	(2,577)	(12,612)	(3,620)

Cash flows from financing activities:
Repayment of first mortgage	--	(4,010)	(126)
Tax benefit from exercise of stock options	36	298	744
Proceeds from exercise of common stock options	151	186	562
Net cash provided by (used for) financing activities	187	(3,526)	1,180

Effect of exchange rate changes on cash	(1,137)	1,859	681
Net increase (decrease) in cash	(3,366)	(86)	12,287

Cash and cash equivalents at beginning of year	29,760	29,846	17,559

Cash and cash equivalents at end of year	$26,394	$29,760	$29,846

Supplemental disclosures:
Cash paid for:
Interest	$12	$157	$314
Income taxes	$15,799	$9,971	$3,920

The accompanying notes are an integral part of the consolidated financial statements.

HURCO COMPANIES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

	Common Stock		Additional		Accumulated Other Comprehensive
(Dollars in thousands, except Shares Issued and Outstanding)	Shares Issued & Outstanding	Amount	Paid-In Capital	Retained Earnings	Income (Loss)	Total

Balances, October 31, 2005	6,220,220	$622	$48,701	$13,001	$(3,380)	$58,944

Net income	--	--	--	15,479	--	15,479

Translation of foreign currency financial statements	--	--	--	--	1,288	,288

Unrealized loss of derivative instruments, net of tax	--	--	--	--	(1,659)	(1,659)
Comprehensive income						15,108

Exercise of common stock options	126,300	13	549	--	--	562

Tax benefit from exercise of stock options	--	--	744	--	--	744

Stock-based compensation expense	--	--	17	--	--	17
Balances, October 31, 2006	6,346,520	635	50,011	28,480	(3,751)	75,375

Net income	--	--	--	20,889	--	20,889

Translation of foreign currency financial statements	--	--	--	--	2,568	2,568

Unrealized loss of derivative instruments, net of tax	--	--	--	--	(2,193)	(2,193)
Comprehensive income						21,264

Exercise of common stock options	45,700	4	182	--	--	186

Tax benefit from exercise of stock options	--	--	298	--	--	298

Stock-based compensation expense	--	--	480	--	--	480
Balances, October 31, 2007	6,392,220	639	$50,971	49,369	(3,376)	97,603

Net income	--	--	--	22,520	--	22,520

Translation of foreign currency financial statements	--	--	--	--	(3,747)	(3,747)

Unrealized gain of derivative instruments, net of tax	--	--	--	--	6,581	6,581

Unrealized loss on investments, net of tax	--	--	--	--	(202)	(202)
Comprehensive income						25,152

Exercise of common stock options	28,631	3	148	--	--	151

Tax benefit from exercise of stock options	--	--	36	--	--	36

Stock-based compensation expense	--	--	535	--	--	535
Balances, October 31, 2008	6,420,851	$642	$51,690	$71,889	$(744)	$123,477

The accompanying notes are an integral part of the consolidated financial statements.

HURCO COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation.  The consolidated financial statements include the accounts of Hurco Companies, Inc. (an Indiana corporation) and its wholly owned and controlled subsidiaries.  We have a 35% ownership interest in a Taiwan affiliate that is accounted for using the equity method.  Our investment in that affiliate was approximately $2.6 million and $2.4 million as of October 31, 2008 and 2007, respectively. That investment is included in Investments and Other Assets on the accompanying Consolidated Balance Sheets.  Intercompany accounts and transactions have been eliminated.

Statements of Cash Flows.  We consider all highly liquid investments with a stated maturity of three months or less to be cash equivalents.  Cash flows from purchases and sales of auction rate securities are classified as investing activities.  Cash flows from hedges are classified consistent with the items being hedged.

Translation of Foreign Currencies.  All balance sheet accounts of non-U.S. subsidiaries are translated at the exchange rate as of the end of the year and recorded as a component of Accumulated Other Comprehensive Income (Loss) in shareholders' equity.  Income and expenses are translated at the average exchange rates during the year.  Cumulative foreign currency translation adjustments as of October 31, 2008, were a net loss of $4,479,000 and are included in Accumulated Other Comprehensive Loss. Foreign currency transaction gains and losses are recorded as income or expense as incurred.

Hedging.  We periodically enter into foreign currency forward exchange contracts to hedge certain forecasted inter-company sales and forecasted inter-company and third party purchases of product denominated in foreign currencies (primarily Pound Sterling, Euro and New Taiwan Dollar).  The purpose of these instruments is to mitigate the risk that the U.S. Dollar net cash inflows and outflows resulting from the sales and purchases denominated in foreign currencies will be adversely affected by changes in exchange rates.  These forward contracts have been designated as cash flow hedge instruments, and are recorded in the Consolidated Balance Sheets at fair value in Derivative Assets and Derivative Liabilities.  Gains and losses resulting from changes in the fair value of these hedge contracts are deferred in Accumulated Other Comprehensive Loss and recognized as an adjustment to cost of sales in the period that the sale of the related hedged item is recognized, thereby providing an offsetting economic impact against the corresponding change in the U.S. Dollar value of the inter-company sale or purchase item being hedged.

At October 31, 2008, we had approximately $3.3 million of gains, net of tax, related to cash flow hedges deferred in Accumulated Other Comprehensive Loss. Of this amount, $3.8 million represents unrealized gains, net of tax, related to open positions that remained subject to currency fluctuation risk.  These deferred gains will be recorded as an adjustment to Cost of Sales in future periods through fiscal 2009, in which sales of the related hedged items are recognized, as described above.  At October 31, 2007, we had $2.6 million of losses, net of tax, related to cash flow hedges deferred in Accumulated Other Comprehensive Income (Loss).  Net losses on cash flow hedge contracts, which we reclassified from Accumulated Other Comprehensive Loss to Cost of Sales, were $4.4 million for the period ended October 31, 2008, compared to net losses of $1.9 million and net gains of $698,000 reclassified in the periods ending October 31, 2007 and 2006, respectively.

HURCO COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We also enter into foreign currency forward exchange contracts to protect against the effects of foreign currency fluctuations on receivables and payables denominated in foreign currencies.  These derivative instruments are not designated as hedges under SFAS 133, “Accounting Standards for Derivative Instruments and Hedging Activities” (SFAS 133) and, as a result, changes in fair value are reported currently as Other Expense, Net in the Consolidated Statements of Income consistent with the transaction gain or loss on the related foreign denominated receivable or payable and non-hedged foreign currency gains and losses.  We recognized a net transaction loss of $2.3 million for the year ended October 31, 2008, compared to a net transaction gain of $19,000 for the year ended October 31, 2007 and a net transaction loss of $423,000 for the year ended October 31, 2006.

We are exposed to foreign currency exchange risks related to our investment in net assets in foreign countries.   To manage this risk, we entered into a forward contract on November 26, 2007, with a notional amount of €3.0 million.  We have designated this forward contract as a hedge of our net investment in Euro-denominated assets.  We have selected the forward method under the guidance of the Derivatives Implementation Group Statement 133 Issue H8, “Foreign Currency Hedges: Measuring the Amount of Ineffectiveness in a Net Investment Hedge.” The forward method requires all changes in the fair value of the forward contract to be reported as a cumulative translation adjustment in Accumulated Other Comprehensive Loss in the same manner as the underlying hedged net assets.  As of October 31, 2008, we had a gain of $624,000, net of tax, recorded as a cumulative translation adjustment in Accumulated Other Comprehensive Loss related to this forward contract.

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

Total depreciation expense for the years ended October 31, 2008, 2007 and 2006 was $1.5 million, $1.4 million, and $1.1 million, respectively.

Revenue Recognition.  We recognize revenue from sales of our products upon delivery of the products to the customers, which is normally at the time of shipment, because persuasive evidence of an arrangement exists, delivery has occurred, the selling price is fixed and determinable and collectability is reasonably assured.  In certain foreign locations, we retain title after shipment under a “retention of title” clause solely to protect collectability. The retention of title is similar to UCC filings in the United States and provides the creditor with additional rights to the machine if the customer fails to pay.  Revenue recognition at the time of shipment is appropriate in this instance as long as all risks of ownership have passed to the buyer. Our principal products are general-purpose computer controlled machine tools that are typically used in stand-alone operations. Transfer of ownership and risk of loss are not contingent upon contractual customer acceptance. Prior to shipment, we test each machine to ensure the machine’s compliance with standard operating specifications as listed in our sales literature.

HURCO COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Software Revenue Recognition.  The software does not require production, modification or customization. At the time of shipment, persuasive evidence of an arrangement exists, delivery has occurred, the selling price is fixed and determinable and collectability is reasonably assured.

Product Warranty.  Expected future product warranty expense is recorded when the product is sold. See Note 12 of Notes to Consolidated Financial Statements on further discussion of warranties.

Research and Development Costs.  The costs associated with research and development programs for new products and significant product improvements are expensed as incurred and are included in Selling, General and Administrative Expenses.  Research and development expenses totaled $3.0 million, $3.1 million, and $2.5 million, in fiscal 2008, 2007, and 2006, respectively.

Costs incurred to develop computer software products and significant enhancements to software features of existing products to be sold or otherwise marketed are capitalized, after technological feasibility is established.  Software development costs are amortized to Cost of Sales on a straight-line basis over the estimated product life of the related software, which ranges from three to five years.  We capitalized costs of $934,000 in 2008, $1.2 million in 2007, and $2.1 million in 2006 related to software development projects.  Amortization expense was $1.2 million, $702,000, and $363,000, for the years ended October 31, 2008, 2007, and 2006, respectively.  Accumulated amortization at October 31, 2008 and 2007 was $4.9 million and $3.7 million, respectively.  Any impairment of the carrying value of the capitalized software development costs would be recognized based on an assessment of future operations (including cash flows) to ensure that assets are appropriately valued.

Estimated amortization expense for the existing amortizable intangible assets for the years ending October 31, is as follows:

Fiscal Year	Amortization Expense
2009	$1,211
2010	1,102
2011	1,102
2012	651
2013	28

Earnings Per Share.  Basic and diluted earnings per common share are based on the weighted average number of shares of our common stock outstanding.  Diluted earnings per common share give effect to outstanding stock options using the treasury method.  The impact of stock options on our weighted average number of shares for the years ended October 31, 2008, 2007 and 2006 was 29,000, 58,000, and 80,000 shares, respectively.

Income Taxes.  We record income taxes under SFAS 109 “Accounting for Income Taxes.”  SFAS 109 utilizes the liability method for computing deferred income taxes.

HURCO COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The determination of our provision for income taxes requires judgment, the use of estimates and the interpretation and application of complex tax laws.  Our provision for income taxes reflects a combination of income earned and taxed at the federal and state level in the U.S., as well as in various foreign jurisdictions.  We have not provided for any U.S. income taxes on the undistributed earnings of our foreign subsidiaries or equity method investments based upon our determination that such earnings will be indefinitely reinvested abroad.  On November 1, 2008, we adopted FIN 48, and we currently account for uncertain tax positions in accordance with the provisions of FIN 48 guidance. Refer to Note 7, Income Taxes, for information related to the effect of adoption of FIN 48, and the accounting for the Company's uncertain tax positions.

As part of our financial reporting process, we must assess the likelihood that our deferred tax assets can be recovered.  If recovery is not likely, the provision for taxes must be increased by recording a reserve in the form of a valuation allowance for the deferred tax assets that are estimated not to be ultimately recoverable.  In the process, certain relevant criteria are evaluated including the existence of deferred tax liabilities that can be used to absorb deferred tax assets, the taxable income in prior carry-back years that can be used to absorb net operating losses and credit carry-backs, and taxable income in future years.  Our judgment regarding future profitability may change due to future market conditions, changes in U.S. or foreign tax laws and other factors.  These changes, if any, may require material adjustments to these deferred tax assets and an accompanying reduction or increase in net income in the period when such determinations are made.

In addition to the risks to the effective tax rate described above, the future effective tax rate reflected in forward-looking statements is based on currently effective tax laws.  Significant changes in those laws could materially affect these estimates.

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

Stock Based Compensation.  In fiscal 2006 we adopted SFAS No. 123(R), “Share Based Payment,” using the modified prospective method.  We began applying the provisions of SFAS No. 123(R) to option grants, as well as to the nonvested portion of outstanding options granted before that date.  Compensation expense is determined at the date of grant using the Black-Scholes valuation model.  We recorded $535,000, $480,000 and $17,000 of compensation expense during the fiscal years ending October 31, 2008, 2007 and 2006, respectively for vested options.  We expect to record additional compensation expense of approximately $57,000 per quarter, ratably, through the fourth quarter of fiscal 2009 for the options granted in November 2006.

Reclassifications. Certain prior year amounts have been reclassified to conform to the current year presentation. We reclassified auction rate securities previously classified as cash and cash equivalents to short-term investments in the amount of $10.0 million as of October 31, 2007.  This reclassification was made in the Consolidated Balance Sheets and net cash used in investing activities on the Consolidated Statements of Cash Flows.  This reclassification had no impact on previously reported net income or shareholders’ equity.

HURCO COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.           BUSINESS OPERATIONS

Nature of Business.  We design and manufacture computer control systems, software and computerized machine tools for sale through our own distribution system to the worldwide machine tool industry.  The machine tool industry is highly cyclical and declines in demand can and will occur abruptly in the geographic markets we serve.  As a result, we have recently experienced a significant decline in our sales and orders during the fourth quarter of fiscal 2008 that significantly adversely affected our results of operations.  For additional information regarding current economic conditions and their impact on our results of operation and financial condition, refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The end market for our products consists primarily of precision tool, die and mold manufacturers, independent job shops, and specialized short-run production applications within large manufacturing operations.  Industries served include: aerospace, defense, medical equipment, energy, automotive/transportation, electronics and computer industries.  Our products are sold through independent agents and distributors throughout North America, Europe and Asia.  We also maintain direct sales operations in Canada, England, France, Germany, Italy, Singapore and China.

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

Manufacturing Risk. Our wholly owned subsidiary in Taiwan, Hurco Manufacturing Ltd. (HML) produces all of our machine tools.  Any interruption in manufacturing at HML would have an adverse effect on our financial operating results.  Interruption in manufacturing at HML could result from a change in the political environment or a natural disaster, such as an earthquake, typhoon, or tsunami. Any interruption with our contract manufacturer or one of our key component suppliers may also have an adverse effect on our operating results and our financial condition.

3.           INVESTMENTS

As of October 31, 2008 and October 31, 2007, we held $6.7 million and $10.0 million, respectively, of investments in auction rate securities, which represented investments in student loan obligations and municipal bonds.  Auction rate securities are intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined intervals allowing us to either roll over the holdings or sell the investment at par value.  All income generated from these auction rate securities was recorded as Investment Income.

During fiscal 2008, the uncertainties in the credit markets adversely affected the liquidity of our holdings in auction rate securities, and multiple auctions for these securities were unsuccessful.  All of the auction rate securities were “AAA” rated and were in compliance with our investment policy at the time of the acquisition.  As of October 31, 2008, these securities were classified as Short-term Investments on our Consolidated Balance Sheets and had a weighted average tax exempt interest rate of approximately 4.7%.

HURCO COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During fiscal 2008, we classified our auction rate securities as “available for sale” in accordance with the provisions of Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. Due to the lack of observable quotes in the market, we engaged an independent registered investment advisor to provide expert investment information in order to estimate the fair value of our auction rate securities.  In estimating the fair value of these securities, each prospectus was researched, recent auction history was reviewed, and current collateral performance was examined. The underlying collateral for these securities was compared to other securities currently trading in the market, as well as, non-auction based debt with similar characteristics.  Although these securities continued to pay interest according to their stated terms, during the second quarter of fiscal 2008 we recorded an unrealized loss of $202,000, net of tax in Accumulated Other Comprehensive Loss, reflecting adjustments to our auction rate securities to record what we concluded was a temporary decline in estimated fair value. We deemed this impairment temporary because the underlying reason for the impairment was primarily related to liquidity, as there had not been a change in credit risk of the investment since acquisition, the severity of the impairment was not significant compared to the total investment balance, and we did not expect to sell these investments for less than par value.

Subsequent to October 31, 2008, we sold all of our holdings of auction rate securities, totaling $6.7 million, at par value.

4.           INVENTORIES

Inventories as of October 31, 2008 and 2007 are summarized below (in thousands):

	2008	2007
Purchased parts and sub assemblies	$13,098	$10,956
Work-in-process	11,243	11,692
Finished goods	42,027	38,473
	$66,368	$61,121

5.    DEBT AGREEMENTS

We are party to an unsecured domestic credit agreement that provides us with a $30.0 million unsecured revolving credit facility and a separate letter of credit facility in the amount of 100.0 million New Taiwan Dollars.  We are also party to a Taiwan revolving credit agreement of 100.0 million New Taiwan Dollars, which is an uncommitted demand credit facility. In the event the Taiwan facility is not available, the Taiwan letter of credit facility from the domestic agreement would enable us to provide credit enhancement to a replacement lender in Taiwan. We also entered into a £1.0 million revolving credit facility in the United Kingdom.

The domestic and U.K. facilities mature on December 7, 2012.

Borrowings under the domestic facility may be used for general corporate purposes and will bear interest at a LIBOR-based rate or an alternate base rate, in each case, plus an applicable margin determined by reference to the ratio of the interest-bearing debt and obligations and the undrawn face amount of all letters of credit outstanding, on a consolidated basis, to consolidated EBITDA.  The domestic facility contains customary affirmative and negative covenants and events of default for an unsecured commercial bank credit facility, including, among other things, limitations on consolidations, mergers and sales of assets. The financial covenants are a minimum quarterly consolidated net income covenant and a covenant establishing a maximum ratio of consolidated total indebtedness to total indebtedness and net worth.

As of October 31, 2008 we had no debt or borrowings outstanding under our domestic or European credit facilities.  As of October 31, 2008 and 2007, we had $615,000 and $1,081,000, respectively, of outstanding letters of credit issued to non-U.S. suppliers for inventory purchase commitments.  As of October 31, 2008 we had unutilized credit facilities of $36.0 million available for either direct borrowings or commercial letters of credit.

HURCO COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.           FINANCIAL INSTRUMENTS

The carrying amounts for trade receivables and payables approximate their fair values.  We also have financial instruments in the form of foreign currency forward exchange contracts as described in Note 1 of Notes to Consolidated Financial Statements.  The U.S. Dollar equivalent notional amount of these contracts was $128.2 million and $133.1 million at October 31, 2008 and 2007, respectively.  The net fair value of Derivative Assets recorded on our Consolidated Balance Sheets at October 31, 2008 and 2007 was $12.5 million and $485,000, respectively.  The net fair value of Derivative Liabilities recorded on our Consolidated Balance Sheets at October 31, 2008 and 2007 was $2.7 million and $3.7 million, respectively.  Current market prices were used to estimate the fair value of the foreign currency forward exchange contracts.

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

7.           INCOME TAXES

In the fiscal years set forth below, the provision (benefit) for income taxes consisted of the following:

	Year Ended October 31
	2008	2007	2006

Current:
U.S. taxes	$8,768	$9,290	$5,359
Foreign taxes	3,926	3,802	2,767
	12,694	13,092	8,126
Deferred:
U.S. taxes	(1,163)	(1,657)	(787)
Foreign taxes	115	441	296
	(1,048)	(1,216)	(491)
	$11,646	$11,876	$7,635

A comparison of income tax expense at the U.S. statutory rate of 35% in 2008, 2007 and 2006, to the Company’s effective tax rate is as follows:

Income before income taxes (in thousands):	Year Ended October 31
	2008	2007	2006
Domestic	$20,856	$20,463	$13,688
Foreign	$13,310	$12,302	$9,426
Earnings before taxes on income	$34,166	$32,765	$23,114

Tax rates:
U.S. statutory rate	35.0%	35.0%	35.0%
Effect of tax rate of international jurisdictions In excess of (less than) U.S. statutory rates	(1.9)%	0.1%	(0.2)%
State income taxes	1.9%	2.4%	3.8%
Permanent items	0.1%	0.8%	(2.7)%
All other	(1.0)%	(2.1)%	(1.9)%
Effective tax rate	34.1%	36.2%	34.0%

HURCO COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We have not provided any U.S. income taxes on the undistributed earnings of our foreign subsidiaries or equity method investments based upon our determination that such earnings will be indefinitely reinvested. Estimated undistributed earnings of foreign investments and subsidiaries at October 31, 2008 are approximately $29.6 million. In the event these earnings are later distributed to the U.S., such distributions could result in additional U.S. tax that may be offset, at least in part by associated foreign tax credits.

Deferred tax assets and liabilities are determined based on the difference between the amounts used for financial reporting purposes and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  Significant components of our deferred tax assets and liabilities at October 31, 2008 and 2007 were as follows (in thousands):

	October 31
	2008	2007
Deferred Tax Assets:
Current:
Inter-company profit in inventory	$5,575	$5,176
Derivative liabilities(assets)	(2,477)	1,451
Accrued inventory reserves	1,070	991
Accrued warranty expenses	148	158
Deferred compensation	264	214
Other accrued expenses	864	280
Other	-	(12)
Current deferred tax assets, net	5,444	8,258

Deferred Tax Liabilities:
Non-current:
Depreciation and amortization	(2,717)	(2,730)
Other	661	774
Non-current deferred tax liabilities, net	(2,056)	(1,956)

Net deferred tax assets	$3,388	$6,302

On November 1, 2007, we adopted the provisions of FASB Interpretation No. 48, which clarifies the accounting for uncertainty in income tax positions.  As a result of adoption, there was no change to beginning retained earnings.  A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding the related accrual for interest or penalties, is as follows (in thousands):

Balance, at November 1, 2007	$576
Additions based on tax positions related to the current year	-
Additions for tax positions of prior years	40
Reduction for tax positions of prior years	-
Settlements	-
Reductions due to statute expiration	(3)

Balance, at October 31, 2008	$613

We had $613,000 of unrecognized tax benefits at October 31, 2008, that if recognized, would favorably affect the effective tax rate in future periods. Any adjustments to our reserves for income taxes will be recorded as an increase or decrease to our provision for income taxes and would impact our effective tax rate.

HURCO COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We recognize accrued interest and penalty related to unrecognized tax benefits as components of our income tax provision.  We believe there is substantial support for taking these tax benefits and therefore have estimated no tax penalties.  As of October 31, 2008, the gross amount of interest accrued, reported in other liabilities, was approximately $82,000, which did not include the federal tax benefit of interest deductions.

We do not currently anticipate that our existing reserves related to uncertain tax positions as of October 31, 2008 will significantly increase or decrease during the twelve-month period ending October 31, 2009; however, various events could cause our current expectations to change in the future.  The statute of limitation with respect to unrecognized tax benefits related to FIN 48 will expire between July 2009 and July 2012.  We anticipate a reduction of $105,000 due to statute expiration during the next fiscal year.

We or one of our subsidiaries files U.S. federal and/or state income tax returns and as well as tax returns in one or more foreign jurisdictions.  A summary of open tax years by major jurisdiction is presented below:

United States federal	Fiscal 2005 through the current period
Indiana	Fiscal 2005 through the current period
California	Fiscal 2004 through the current period
Germany¹	Fiscal 2004 through the current period
Taiwan	Fiscal 2003 through the current period

¹ Includes federal as well as state, provincial or similar local jurisdictions, as applicable.

8.           EMPLOYEE BENEFITS

We have defined contribution plans that include a majority of our employees, under which our contributions are discretionary.  The purpose of these plans is generally to provide additional financial security during retirement by providing employees with an incentive to save throughout their employment.  Our contributions to the plans are based on employee contributions or compensation.  Our contributions totaled $877,600, $460,200, and $382,300, for the fiscal years ended October 31, 2008, 2007 and 2006, respectively.

We also have life insurance agreements with certain executive officers.  The insurance premiums we paid will be repaid from the cash surrender value of the policies when the policies are terminated or upon the death of the insured.

9.           STOCK OPTIONS

In March 2008, we adopted the Hurco Companies, Inc. 2008 Equity Incentive Plan (the “2008 Plan”), which allows us to grant awards of stock options, Stock Appreciation Rights settled in stock (SARs), restricted shares, performance shares and performance units.  The 2008 Plan replaced the 1997 Stock Option and Incentive Plan (the “1997 Plan”) which expired in March 2007.  The Compensation Committee of the Board of Directors has authority to determine the officers, directors and key employees who will be granted awards; designate the number of shares subject to each award; determine the terms and conditions upon which awards will be granted; and prescribe the form and terms of award agreements.  We have granted stock options under both Plans which are currently outstanding.  No stock option may be exercised more than ten years after the date of grant or such shorter period as the Compensation Committee may determine at the date of grant.  The number of shares of our common stock currently available for issuance as awards under the 2008 Plan is 740,000.  The market value of a share of our common stock, for purposes of the 2008 Plan, is the closing sale price as reported by the Nasdaq Global Select Market on the date in question or, if not a trading day, on the last preceding trading date.

HURCO COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During fiscal 2008, options to purchase 28,631 shares were exercised, resulting in cash proceeds of approximately $151,000 and an additional tax benefit of approximately $36,000, compared to 45,700 shares exercised in the prior year period resulting in cash proceeds of $186,700 and an additional tax benefit of approximately $298,000.

Effective November 1, 2005, we adopted SFAS No. 123(R), “Share Based Payment,” using the modified prospective method, and began applying its provisions to all options granted, as well as, to the nonvested portion of previously granted options outstanding at that date.  Compensation expense is determined at the date of grant using the Black-Scholes valuation model.

On May 28, 2008, the Compensation Committee granted fully vested options with respect to 5,000 shares under the 2008 Plan to each of two new directors.  The fair value of options awarded was estimated on the date of grant using a Black-Scholes valuation model with assumptions for expected volatility based on the historical volatility of the Company’s stock of 88%, contractual term of the options of ten years and a risk-free interest rate based upon a three-year U.S. Treasury yield as of the date of grant of 2.7%.  The directors’ options were granted with immediate vesting as of the date of grant.  Based upon the foregoing factors, the fair value of the options was determined to be $30.71 per share.

On November 16, 2006, the Compensation Committee granted options with respect to an aggregate of 40,000 shares under the 1997 Plan to two new employees and two new directors.  The fair value of options awarded was estimated on the date of grant using a Black-Scholes valuation model with assumptions for expected volatility based on the historical volatility of the Company’s stock of 110%, contractual term of the options of ten years and a risk-free interest rate based upon a three-year U.S. Treasury yield as of the date of grant of 4.7%.  The options granted to employees vest in three equal annual installments and the directors’ options were granted with immediate vesting as of the date of grant.  Based upon the foregoing factors, the fair value of the options was determined to be $22.84 and $24.97 for employees and directors, respectively.

During fiscal 2008, approximately $535,000 of stock-based compensation expense was recorded related to grants under the Plans compared to $480,000 for the same period in the prior year.  As of October 31, 2008, there was approximately $229,000 of total unrecognized stock-based compensation cost that we expect to recognize by the end of fiscal 2009.

HURCO COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the status of the options as of October 31, 2008, 2007 and 2006 and the related activity for the year is as follows:

	Shares Under Option	Weighted Average Exercise Price Per Share
Balance October 31, 2005	215,400	$3.63
Granted	--	--
Cancelled	--	--
Expired	(400)	2.15
Exercised	(126,300)	$4.45
Balance October 31, 2006	88,700	$2.46
Granted	40,000	26.69
Cancelled	--	--
Expired	--	--
Exercised	(45,700)	$4.08
Balance October 31, 2007	83,000	$13.24
Granted	10,000	35.83
Cancelled	--	--
Expired	--	--
Exercised	(28,631)	$5.26
Balance October 31, 2008	64,369	$20.29

The total intrinsic value of stock options exercised during the twelve months ended October 31, 2008, 2007 and 2006 was approximately $0.5 million, $2.4 million and $2.7 million respectively.

As of October 31, 2008, the total intrinsic value of outstanding stock options already vested and expected to vest and the intrinsic value of options that are outstanding and exercisable as of October 31, 2008 was $417,000.  Stock options outstanding and exercisable on October 31, 2008, are as follows:

Range of Exercise Prices Per Share	Shares Under Option	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life in Years
Outstanding
$2.13 – 5.13	20,500	$2.15	3.1
5.81 – 8.25	--	--	--
26.69	33,869	$26.69	8.0
35.83	10,000	$35.83	9.6
$2.13 – 35.83	64,369	$20.29	6.7
Exercisable
$2.13 – 5.13	20,500	$2.15	--
5.81 – 8.25	--	--	--
26.69	13,869	$26.69	--
35.83	10,000	$35.83	--
$2.13 – 26.69	44,369	$17.41	--

HURCO COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.           RELATED PARTY TRANSACTIONS

Until the fourth quarter of fiscal 2007, we owned approximately 24% of the outstanding shares of a Taiwanese-based contract manufacturer, Quaser Machine Tools, Inc.  This investment was accounted for using the equity method and was included in Investments and Other Assets on the Consolidated Balance Sheets.  On August 16, 2007, we entered into a contract for the sale of our shares for $2.1 million, which was approximately our carrying value.  The sale closed during the fourth quarter of 2007.  We did not recognize any material financial gain or loss as a result of this transaction, but, did recognize a tax gain on the sale of the investment that resulted in a tax liability of $740,000.  Our purchases of product from this manufacturer totaled $3.4 million and $2.0 million for the years ended October 31, 2007 and 2006, respectively.  Our sales of product to this manufacturer were $176,000 and $70,000 in fiscal 2007 and 2006, respectively.  Our trade payables to this manufacturer were $857,000 at October 31, 2007.  Our trade receivables from this manufacturer were $37,000 at October 31, 2007.

As of October 31, 2008, we owned approximately 35% of the outstanding shares of another Taiwanese-based contract manufacturer, Hurco Automation, Ltd. (HAL).  HAL’s scope of activities includes the design, manufacture, sales and distribution of industrial automation products, software systems and related components, including control systems and components produced under contract for sale exclusively to us.  We are accounting for this investment using the equity method.  The investment of $2.6 million and $2.4 million at October 31, 2008 and 2007 is included in Investments and Other Assets on the Consolidated Balance Sheets.  Purchases of product from HAL amounted to $10.3 million, $11.7 million and $10.5 million in 2008, 2007 and 2006, respectively.  Sales of product to HAL were $2.0 million, $1.9 million and $2.0 million for the years ended October 31, 2008, 2007 and 2006, respectively.  Trade payables to HAL were $1.6 million and $2.4 million at October 31, 2008 and 2007, respectively.  Trade receivables from HAL were $296,000 and $426,000 at October 31, 2008 and 2007, respectively.

Summary financial information for these two related parties is as follows:

(in thousands)	2008	2007 (1)	2006
Net Sales	$11,935	$58,053	$58,286
Gross Profit	1,883	10,061	10,932
Operating Income	159	3,757	4,209
Net Income	147	3,467	3,727

Current Assets	$8,658	$36,945	$27,903
Non-current Assets	2,195	10,636	7,684
Current Liabilities	3,176	18,785	20,156
(1) Financial information for Quaser Machine Tools for fiscal 2007 includes financial information through the date of sale.

11.           CONTINGENCIES AND LITIGATION

We are involved in various claims and lawsuits arising in the normal course of business.  We do not expect any of these claims, individually or in the aggregate, to have a material adverse effect on our consolidated financial position or results of operations.

HURCO COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.           GUARANTEES

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

From time to time, our subsidiaries guarantee third party payment obligations in connection with the sale of certain machines to customers that use financing.  At October 31, 2008, we had 56 outstanding third party guarantees totaling approximately $1.7 million. The terms of our subsidiaries guarantees are consistent with the underlying customer financing terms. Upon shipment, the customer has the risk of ownership. The customer does not obtain title until the machine is paid in full. A retention of title clause allows us to obtain the machine if the customer defaults on the lease.  We believe that the proceeds obtained from liquidation of the machine would cover any payments required by the guarantee.

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

	10/31/08	10/31/07
Balance, beginning of period	$2,449	$1,926
Provision for warranties during the period	2,944	2,459
Charges to the accrual	(2,666)	(2,087)
Impact of foreign currency translation	(189)	151
Balance, end of period	$2,536	$2,449

13.           OPERATING LEASES

We lease facilities, certain equipment and vehicles under operating leases that expire at various dates through 2017.  Future payments required under operating leases as of October 31, 2008, are summarized as follows (in thousands):

2009	$2,533
2010	1,483
2011	927
2012	575
2013	442
Thereafter	540
Total	$6,500

Lease expense for the years ended October 31, 2008, 2007, and 2006 was $2.6 million, $2.3 million, and $1.9 million, respectively.

We recorded approximately $180,000 of lease income during fiscal 2008 from subletting 50,000 square feet of our Indianapolis facility.  The sublease expires on April 30, 2010.

HURCO COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.     QUARTERLY HIGHLIGHTS (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2008 (In thousands, except per share data)

Sales and service fees	$60,923	$58,285	$57,318	$47,468
Gross profit	24,857	20,331	20,879	16,550
Gross profit margin	40.8%	34.9%	36.4%	34.9%
Selling, general and administrative expenses	12,376	11,676	11,829	10,930
Operating income	12,481	8,655	9,050	5,620
Provision for income taxes	4,522	3,054	2,954	1,116
Net income	7,805	5,467	5,826	3,422
Income per common share – basic	$1.22	$0.85	$0.91	$0.51
Income per common share – diluted	$1.21	$0.85	$0.90	$0.50

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2007 (In thousands, except per share data)
Sales and service fees	$46,878	$42,494	$48,555	$50,120
Gross profit	17,324	16,349	18,417	18,992
Gross profit margin	37.0%	38.5%	37.9%	37.9%
Selling, general and administrative expenses	9,250	9,405	10,228	11,241
Operating income	8,074	6,944	8,189	7,751
Provision for income taxes	2,998	2,764	3,659	2,455
Net income	5,395	4,680	5,163	5,651
Income per common share – basic	$0.85	$0.73	$0.81	$0.88
Income per common share – diluted	$0.84	$0.73	$0.80	$0.88

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

HURCO COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We sell our products through more than 100 independent agents and distributors throughout North America, Europe and Asia.  The Hurco line is the primary line for the majority of our distributors globally even though some may carry competitive products.  We also have our own direct sales personnel in Canada, England, France, Germany, Italy, Singapore and China, which are among the world's principal machine tool consuming countries.  During fiscal 2008, no distributor accounted for more than 5% of our sales and service fees.  Approximately 89% of the worldwide demand for computerized machine tools and computer control systems comes from outside the U.S.  In fiscal 2008, more than 75% of our revenues were from overseas customers and no single end-user of our products accounted for more than 5% of our total sales and service fees.

The following table sets forth the contribution of each of our product groups to our total sales and service fees during each of the past three fiscal years (in thousands):

Net Sales and Service Fees by Product Category	Year ended October 31,
	2008	2007	2006

Computerized Machine Tools	$199,238	$165,832	$128,946
Computer Control Systems and Software *	5,677	5,291	4,694
Service Parts	13,240	12,096	10,494
Service Fees	5,838	4,828	4,383
Total	$223,994	$188,047	$148,517
*Amounts shown do not include computer control systems and software sold as an integrated component of computerized machine systems.

The following table sets forth revenues by geographic area, based on customer location, for each of the past three fiscal years (in thousands):

Revenues by Geographic Area	Year Ended October 31
	2008	2007	2006

North America	$48,087	$50,010	$48,711

Germany	81,945	58,860	39,764
United Kingdom	20,877	19,326	16,089
France	13,412	11,019	9,107
Other Europe	46,531	35,245	22,113
Total Europe	162,765	124,450	87,073

Asia	11,816	12,493	11,866
Other Foreign	1,326	1,094	867
Total Foreign	175,907	138,037	99,806
	$223,994	$188,047	$148,517

Long-lived tangible assets by geographic area were (in thousands):

	As of October 31
	2008	2007	2006
United States	$8,421	$7,795	$8,308
Foreign countries	6,996	5,489	2,934
	$15,417	$13,284	$11,242

HURCO COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.        NEW ACCOUNTING PRONOUNCEMENTS

During 2006, the FASB released Statement No. 157, “Fair Value Measurements,” a new standard that provides further guidance on using fair value to measure assets and liabilities, the information used to measure fair value and the effect of fair value measurements on earnings. Statement 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, but does not expand the use of fair value in any new circumstances.  The changes to current practice resulting from the adoption of this statement relate to defining fair value, the methods used to measure fair value and expanding our financial statement disclosures about our fair value measurements.  We will be required to adopt and report the impact of Statement 157 in the first quarter of fiscal 2009. In February 2008, the FASB issued Staff Position (FSP) 157-2, “Effective Date of FASB Statement No. 157.”  This FSP delays the effective date of Statement 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008. Although we have not adopted this statement, we have assessed the potential impact and have concluded that its adoption will not have a material effect on our financial position or results of operations.

In March 2008, the FASB released Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” an amendment of SFAS No. 133.”  Statement 161 will require increased disclosure of our derivative and hedging activities, including how derivative and hedging activities affect our consolidated statement of operations, balance sheet, and cash flows. Statement 161 is effective for interim periods and fiscal years beginning after November 15, 2008.  The adoption of Statement 161 will increase the required disclosure of our derivative and hedging activities, but is not expected to have a material impact on our financial position or results of operations.

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.   CONTROLS AND PROCEDURES

Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2008 pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended.  Based upon that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of the evaluation date.

There have been no changes in our internal controls over financial reporting that occurred during the fourth quarter of the fiscal year ended October 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.   OTHER INFORMATION

During the fourth quarter of fiscal 2008, the Audit Committee of the Board of Directors did not engage our independent registered public accounting firm to perform any non-audit services.  This disclosure is made pursuant to Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002.

The following graph illustrates the cumulative total shareholder return on Hurco common stock for the five-year period ended October 31, 2008, as compared to the Russell 2000 and a peer group consisting of traded securities for U.S. companies in the same three digit SIC group as Hurco (SIC 3540-3549 – Metal Working Machinery and Equipment).  The comparisons in this table are required by the SEC and are not intended to forecast or be indicative of possible future performance of Hurco common stock.

	10/03	10/04	10/05	10/06	10/07	10/08

Hurco Companies, Inc.	100.00	557.59	693.77	1014.01	2221.79	875.49
Russell 2000	100.00	111.73	125.23	150.25	164.18	108.09
Peer Group - SIC Codes 3540-3549	100.00	159.75	170.26	177.47	220.27	116.68

*The stock price performance included in this graph is not necessarily indicative of future stock price performance

PART III

Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated herein by reference to the definitive proxy statement for our 2009 annual meeting of shareholders except that the information required by Item 10 regarding our executive officers is included herein under a separate caption at the end of Part I.

Item 11.    EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the definitive proxy statement for our 2009 annual meeting of shareholders.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Except for the information concerning equity compensation plans, the information required by this item is incorporated herein by reference to the definitive proxy statement for our 2009 annual meeting of shareholders.

Equity Compensation Plan Information

The following table gives information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of October 31, 2008:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a) (#)	Weighted-average exercise price of outstanding options, warrants and rights (b) ($)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c) (#)
Equity compensation plans approved by security holders	64,369	$20.29	740,000

Equity compensation plans not approved by security holders	--	--	--

Total	64,369	$20.29	740,000

As of October 31, 2008, there were no outstanding non-qualified options that had been granted other than pursuant to a plan approved by our shareholders.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to the definitive proxy statement for our 2009 annual meeting of shareholders.

Item 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated herein by reference to the definitive proxy statement for our 2009 annual meeting of shareholders.

PART IV

Item 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

2.	Financial Statement Schedule. The following financial statement schedule is included in this Item.
		Page
	Schedule II - Valuation and Qualifying Accounts and Reserves	53

All other financial statement schedules are omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

(b)	Exhibits

Exhibits being filed with this Form 10-K or incorporated herein by reference are listed on page 54.

Schedule II - Valuation and Qualifying Accounts and Reserves
    for the years ended October 31, 2008, 2007, and 2006
(Dollars in thousands)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged To Other Accounts	Deductions		Balance At End Of Period
Allowance for doubtful Accounts for the year ended:

October 31, 2008	$751	$(42)	--	$31	(1)	$678

October 31, 2007	$635	$128	--	$12	(2)	$751

October 31, 2006	$842	$(227)	--	$(20)	(3)	$635

Accrued warranty expenses For the year ended:

October 31, 2008	$2,449	$2,755	--	$2,666		$2,536

October 31, 2007	$1,926	$2,610	--	$2,087		$2,449

October 31, 2006	$1,618	$2,201	--	$1,893		$1,926

(1)  Receivable write-offs of $39,000, net of cash recoveries on accounts previously written off of $8,000.

(2)  Receivable write-offs of $20,000, net of cash recoveries on accounts previously written off of $8,000.

(3)   Receivable write-offs of $5,000, net of cash recoveries on accounts previously written off of $25,000.

EXHIBITS INDEX

Exhibits Filed.  The following exhibits are filed with this report:

10.1*	Summary compensation table.

10.2*	Form of restated split-dollar insurance agreement

11	Statement re: computation of per share earnings.

21	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm, Crowe Horwath LLP

31.1	Certification by the Chief Executive Officer, pursuant to Rule 13a-15(b) under the Securities and Exchange Act of 1934, as amended.

31.2	Certification by the Chief Financial Officer, pursuant to Rule 13a-15(b) under the Securities and Exchange Act of 1934, as amended.

32.1	Certification by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibits Incorporated by Reference.  The following exhibits are incorporated into this report:

3.1	Amended and Restated Articles of Incorporation of the Registrant, incorporated by reference to Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended July 31, 2000.

3.2
Amended and Restated By-Laws of the Registrant as amended through September 27, 2006, incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on September 27, 2006.

10.2
Credit Agreement dated as of December 7, 2007, between Hurco Companies, Inc. And JP Morgan Chase Bank, N.A. incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed December 12, 2007.

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

10.5*
Employment Agreement between the Registrant and Michael Doar dated November 13, 2001, incorporated by reference as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2002.

10.6*	Amended 1997 Stock Option and Incentive Plan incorporated by reference as Exhibit 10 to the Registrant’s Quarterly Report on Form 10-Q filed for the quarter ended July 31, 2005.

10.7	Hurco Companies, Inc. 2008 Equity Incentive Plan incorporated by reference to Appendix A of the Registrant’s definitive Proxy Statement on Schedule 14A filed January 28, 2008.

*	The indicated exhibit is a management contract, compensatory plan or arrangement required to be listed by Item 601 of Regulation S-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, this 12th day of January 2009.

HURCO COMPANIES, INC.

By:	/s/ John G. Oblazney
John G. Oblazney
Vice-President, Secretary, Treasurer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature and Title(s)	Date

/s/ Michael Doar	January 12, 2009
Michael Doar, Chairman of the Board,
Chief Executive Officer and Director
of Hurco Companies, Inc.
(Principal Executive Officer)

/s/ John G. Oblazney	January 12, 2009
John G. Oblazney
Vice-President,
Secretary, Treasurer and
Chief Financial Officer
of Hurco Companies, Inc.
(Principal Financial Officer)

/s/ Sonja K. McClelland	January 12, 2009
Sonja K. McClelland
Corporate Controller, Assistant Secretary
of Hurco Companies, Inc.
(Principal Accounting Officer)

/s/ Stephen H. Cooper	January 12, 2009
Stephen H. Cooper, Director

/s/ Robert W. Cruickshank	January 12, 2009
Robert W. Cruickshank, Director

/s/ Philip James	January 12, 2009
Philip James, Director

/s/ Michael P. Mazza
Michael P. Mazza, Director	January 12, 2009

/s/ Richard T. Niner	January 12, 2009
Richard T. Niner, Director

/s/ Charlie Rentschler	January 12, 2009
Charlie Rentschler, Director

/s/ Janaki Sivanesan	January 12, 2009
Janaki Sivanesan, Director