Form 10-Q
period 2009-03-09
HURCO COMPANIES INC
filed 2009-03-09
CIK 315374

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended January 31, 2009 or
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

The number of shares of the Registrant's common stock outstanding as of March 1, 2009 was 6,420,851.

HURCO COMPANIES, INC.
January 2009 Form 10-Q Quarterly Report

Table of Contents

Part I - Financial Information

Part II - Other Information

PART I - FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

HURCO COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended
	January 31
	2009	2008
	(Unaudited)

Sales and service fees	$28,307	$60,923

Cost of sales and service	19,765	36,066

Gross profit	8,542	24,857

Selling, general and administrative expenses	8,029	12,376

Operating income	513	12,481

Interest expense	23	11

Interest income	104	149

Investment income	28	172

Other expense, net	73	464

Income before taxes	549	12,327

Provision for income taxes	195	4,522

Net income	$354	$7,805

Earnings per common share

Basic	$0.06	$1.22
Diluted	$0.05	$1.21

Weighted average common shares outstanding

Basic	6,421	6,401
Diluted	6,438	6,433

The accompanying notes are an integral part of the condensed consolidated financial statements.

HURCO COMPANIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
(In thousands, except share and per-share data)

	January 31	October 31
	2009	2008
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$30,126	$26,394
Short-term investments	--	6,674
Accounts receivable, net	18,587	31,952
Inventories, net	63,294	66,368
Deferred tax assets, net	6,489	5,444
Derivative assets	8,762	12,463
Other	1,824	2,017
	129,082	151,312

Property and equipment:
Land	782	782
Building	7,127	7,127
Machinery and equipment	15,396	14,885
Leasehold improvements	1,827	1,765
	25,132	24,559
Less accumulated depreciation and amortization	(11,300)	(10,961)
	13,832	13,598
Non-current assets:
Software development costs, less accumulated amortization	5,967	5,711
Other assets	6,825	6,823
	$155,706	$177,444

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,587	$28,303
Derivative liabilities	3,094	2,692
Accrued expenses	12,105	20,134
	29,786	51,129

Non-current liabilities:
Deferred tax liability, net	2,083	2,056
Deferred credits and other obligations	786	782
Total liabilities	32,655	53,967

Shareholders’ equity:
Preferred stock: no par value per share; 1,000,000 shares
authorized; no shares issued	--	--
Common stock: no par value; $.10 stated value per share;
13,250,000 shares authorized, and 6,420,851 and 6,420,851
shares issued and outstanding, respectively	642	642
Additional paid-in capital	51,747	51,690
Retained earnings	72,243	71,889
Accumulated other comprehensive loss	(1,581)	(744)
Total shareholders’ equity	123,051	123,477
	$155,706	$177,444

The accompanying notes are an integral part of the condensed consolidated financial statements.

HURCO COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollars in thousands)

	Three Months Ended
	January 31
	2009	2008
	(Unaudited)
Cash flows from operating activities:
Net income	$354	$7,805
Adjustments to reconcile net income to Net cash provided by (used for) operating activities:
Provision for doubtful accounts	306	(25)
Deferred tax provision	(1,106)	(268)
Equity in (income) loss of affiliates	24	20
Depreciation and amortization	791	683
Stock-based compensation	57	57
Change in assets and liabilities:
(Increase) decrease in accounts receivable	13,047	(10,019)
(Increase) decrease in inventories	2,929	(2,029)
Increase (decrease) in accounts payable	(13,441)	982
Increase (decrease) in accrued expenses	(7,993)	(2,003)
Other	3,522	1,103
Net cash provided by (used for) operating activities	(1,510)	(3,694)

Cash flows from investing activities:
Proceeds from sale of property and equipment	4	12
Purchase of property and equipment	(792)	(1,096)
Purchase of investments	--	(8,000)
Sale of investments	6,674	4,000
Software development costs	(559)	(51)
Other investments	(48)	(106)
Net cash provided by (used for) investing activities	5,279	(5,241)

Cash flows from financing activities:
Proceeds from exercise of common stock options	--	54
Net cash provided by (used for) financing activities	--	54

Effect of exchange rate changes on cash	(37)	297

Net increase (decrease) in cash and cash equivalents	3,732	(8,584)

Cash and cash equivalents at beginning of period	26,394	29,760

Cash and cash equivalents at end of period	$30,126	$21,176

The accompanying notes are an integral part of the condensed consolidated financial statements.

HURCO COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
For the three months ended January 31, 2009 and 2008

(Dollars in thousands, except Shares Issued and Outstanding)	Common Stock		Additional		Accumulated Other Comprehensive
	Shares Issued & Outstanding	Amount	Paid-In Capital	Retained Earnings	Income (Loss)	Total
	(Dollars in thousands)

Balances, October 31, 2007	6,392,220	$639	$50,971	$49,369	$(3,376)	$97,603

Net income	--	--	--	7,805	--	7,805

Translation of foreign currency financial statements	--	--	--	--	456	456

Unrealized gain on derivative instruments, net of tax	--	--	--	--	30	30

Comprehensive income	--	--	--	--	--	8,291

Exercise of common stock options	25,000	3	51	--	--	54

Tax benefit from exercise of stock options	--	--	--	--	--	--

Stock-based compensation expense	--	--	57	--	--	57

Balances, January 31, 2008 (Unaudited)	6,417,220	$642	$51,079	$57,174	$(2,890)	$106,005

Balances, October 31, 2008	6,420,851	$642	$51,690	$71,889	$(744)	$123,477

Net income	--	--	--	354	--	354

Translation of foreign currency financial statements	--	--	--	--	(740)	(740)

Unrealized loss on derivative instruments, net of tax	--	--	--	--	(299)	(299)
Reversal of unrealized loss on investments, net of tax	--	--	--	--	202	202
Comprehensive income (loss)	--	--	--	--	--	(483)

Exercise of common stock options	--	--	--	--	--	--

Tax benefit from exercise of stock options	--	--	--	--	--	--

Stock-based compensation expense	--	--	57	--	--	57

Balances, January 31, 2009 (Unaudited)	6,420,851	$642	$51,747	$72,243	$(1,581)	$123,051

The accompanying notes are an integral part of the condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	GENERAL

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

The condensed financial information as of January 31, 2009 and for the three months ended January 31, 2009 and January 31, 2008 is unaudited; however, in our opinion, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary to present fairly our consolidated financial position, results of operations, changes in shareholders’ equity and cash flows at the end of the interim periods.  We suggest that you read these condensed consolidated financial statements in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended October 31, 2008.

2.	SHORT-TERM INVESTMENTS

As of October 31, 2008 we held $6.7 million of investments in auction rate securities, which represented investments in student loan obligations and municipal bonds.  These auction rate securities were intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined intervals allowing us to either roll over the holdings or sell the investment at par value.  We classified our auction rate securities as “available for sale” in accordance with the provisions of Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities”.

During the second quarter of fiscal 2008, we recorded an unrealized loss of $202,000, net of tax in Accumulated Other Comprehensive Loss as we had concluded there was a temporary decline in the estimated fair value of the auction rate securities.  In the first quarter of fiscal 2009, we sold all of our holdings of auction rate securities at par value and reversed our unrealized loss of $202,000, net of tax, in Accumulated Other Comprehensive Loss.  As a result, no gain or loss was recognized in our statement of operations for the three months ended January 31, 2009, on the sale of the auction rate securities.

3.	HEDGING

We enter into foreign currency forward exchange contracts periodically to hedge certain forecasted inter-company sales and purchases denominated in foreign currencies (the Pound Sterling, Euro and New Taiwan Dollar).  The purpose of these instruments is to mitigate the risk that the U.S. Dollar net cash inflows and outflows resulting from sales and purchases denominated in foreign currencies will be adversely affected by changes in exchange rates.  These forward contracts have been designated as cash flow hedge instruments, and are recorded in the Condensed Consolidated Balance Sheets at fair value in Derivative Assets and Derivative Liabilities.  Gains and losses resulting from changes in the fair value of these hedge contracts are deferred in Accumulated Other Comprehensive Loss and recognized as an adjustment to Cost of Sales in the period that the sale that is the subject of the related hedge contract is recognized, thereby providing an offsetting economic impact against the corresponding change in the U.S. Dollar value of the inter-company sale or purchase being hedged.

At January 31, 2009, we had $3.3 million of gains, net of tax, related to cash flow hedges deferred in Accumulated Other Comprehensive Loss, net of tax.  Of this amount, $2.8 million represents unrealized gains, net of tax, related to future cash flow hedge instruments that remain subject to currency fluctuation risk.  These deferred gains will be recorded as an adjustment to Cost of Sales in the periods through January 2010, in which the sale that is the subject of the related hedge contract is recognized, as described above.  Net losses on cash flow hedge contracts, which we reclassified from Accumulated Other Comprehensive Loss to Cost of Sales in the quarter ended January 31, 2009, were $555,000 compared to net losses of $800,000 for the same period in the prior year.

We also enter into foreign currency forward exchange contracts to protect against the effects of foreign currency fluctuations on receivables and payables denominated in foreign currencies. These derivative instruments are not designated as hedges under Statement of Financial Accounting Standards No. 133, “Accounting Standards for Derivative Instruments and Hedging Activities,” and, as a result, changes in their fair value are reported currently as Other Expense (Income), Net in the Condensed Consolidated Statement of Operations consistent with the transaction gain or loss on the related foreign denominated receivable or payable and non-hedged foreign currency gains and losses.  We recorded net transaction gains of $24,000 for the quarter ended January 31, 2009, compared to net losses of $368,000 for the same period in the prior year.

We are exposed to foreign currency exchange risk related to our investment in net assets in foreign countries.   To manage this risk, we entered into a forward contract on November 26, 2007 with a notional amount of €3.0 million.  We designated this forward contract as a hedge of our net investment in Euro denominated assets.  We selected the forward method under the guidance of the Derivatives Implementation Group Statement 133 Issue H8, “Foreign Currency Hedges: Measuring the Amount of Ineffectiveness in a Net Investment Hedge”. The forward method requires all changes in the fair value of the forward to be reported as a cumulative translation adjustment in Accumulated Other Comprehensive Loss, net of tax, in the same manner as the underlying hedged net assets. This forward contract matured on November 25, 2008 and we entered into a new forward contract for the same notional amount.  As of January 31, 2009, we had a realized gain of $355,000 and an unrealized gain of $28,000, net of tax, recorded as cumulative translation adjustments in Accumulated Other Comprehensive Loss, net of tax, related to these forward contracts.

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

During the first three months of fiscal 2009, no options to purchase shares were exercised.   During the first three months of fiscal 2008, options to purchase 25,000 shares were exercised under the 1997 Plan, resulting in cash proceeds of approximately $54,000 with no additional tax benefit.

Effective November 1, 2005, we adopted SFAS No. 123(R), “Share Based Payment,” using the modified prospective method, and began applying its provisions to all options granted, as well as, to the nonvested portion of previously granted options outstanding at that date.  Compensation expense is determined at the date of grant using the Black-Scholes valuation model.

During the first three months of both fiscal 2009 and 2008, approximately $57,000 of stock-based compensation expense was recorded related to grants under the plans.  As of January 31, 2009, there was approximately $172,000 of total unrecognized stock-based compensation cost that we expect to recognize by the end of fiscal 2009.

A summary of stock option activity for the three-month period ended January 31, 2009, is as follows:

	Stock Options	Weighted Average Exercise Price

Outstanding at October 31, 2008	64,369	$20.29

Options granted	--	$--
Options exercised	--	$--
Options cancelled	--	$--

Outstanding at January 31, 2009	64,369	$20.29

The total intrinsic value of stock options exercised during the three-month periods ended January 31, 2009 and 2008 was approximately $0 and $900,000, respectively. The intrinsic value is calculated as the difference between the stock price as of January 31 and the exercise price of the stock option multiplied by the number of shares exercised.

Summarized information about outstanding stock options as of January 31, 2009, that are already vested and those that we expect to vest, as well as stock options that are currently exercisable, is as follows:

	Outstanding Stock Options Already Vested and Expected to Vest	Options Outstanding and Exercisable

Number of outstanding options	64,369	54,369

Weighted average remaining contractual life	7.34	6.82
Weighted average exercise price per share	$20.29	$19.12

Intrinsic value	$247,000	$247,000

5.	EARNINGS PER SHARE

Basic and diluted earnings per common share are based on the weighted average number of shares of our common stock outstanding.  Diluted earnings per common share give effect to outstanding stock options using the treasury method.  The dilutive number of shares for the three months ended January 31, 2009 and 2008 was 17,000 and 32,000, respectively.

6.	ACCOUNTS RECEIVABLE

Accounts receivable are net of allowances for doubtful accounts of $984,000 as of January 31, 2009 and $678,000 as of October 31, 2008.

7.	INVENTORIES

Inventories, priced at the lower of cost (first-in, first-out method) or market, are summarized below (in thousands):

	January 31, 2009	October 31, 2008
Purchased parts and sub-assemblies	$12,412	$13,098
Work-in-process	10,860	11,243
Finished goods	40,022	42,027
	$63,294	$66,368

8.	SEGMENT INFORMATION

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

From time to time, our subsidiaries guarantee third party payment obligations in connection with the sale of certain machines to customers that use lease financing.  As of January 31, 2009, we had 55 outstanding third party guarantees totaling approximately $1.7 million. The terms of our subsidiaries’ guarantees are consistent with the underlying customer financing terms. Upon shipment, the customer has the risk of ownership, but does not obtain title until the machine lease is paid in full.  A retention of title clause allows us to recover the machine if the customer defaults on the lease. We believe that the proceeds obtained from liquidation of the machine would cover any payments required by the guarantee.

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

	Three months ended
	January 31, 2009	January 31, 2008
Balance, beginning of period	$2,536	$2,449
Provision for warranties during the period	57	669
Charges to the accrual	(434)	(598)
Impact of foreign currency translation	(25)	30
Balance, end of period	$2,134	$2,550

10.	COMPREHENSIVE INCOME

A reconciliation of our net income to comprehensive income was as follows (in thousands):
	Three months ended
	January 31, 2009	January 31, 2008
Net income	$354	$7,805
Translation of foreign currency financial statements	(740)	456
Unrealized gain (loss) on derivative instruments, net of tax	(299)	30
Reversal of unrealized loss on investments, net of tax	202	--
Comprehensive income (loss)	$(483)	$8,291

11.	DEBT AGREEMENTS

We are party to an unsecured domestic credit agreement that provides us with a $30.0 million unsecured revolving credit facility and a separate letter of credit facility in the amount of 100.0 million New Taiwan Dollars.  We are also party to a Taiwan revolving credit agreement of 100.0 million New Taiwan Dollars, which is an uncommitted demand credit facility. In the event the Taiwan facility is not available, the Taiwan letter of credit facility from the domestic agreement would enable us to provide credit enhancement to a replacement lender in Taiwan. We also have a £1.0 million revolving credit facility in the United Kingdom.

The domestic and U.K. facilities mature on December 7, 2012.

Borrowings under the domestic facility may be used for general corporate purposes and will bear interest at a LIBOR-based rate or an alternate base rate, in each case, plus an applicable margin determined by reference to the ratio of the interest-bearing debt and obligations and the undrawn face amount of all letters of credit outstanding, on a consolidated basis, to consolidated EBITDA.  The domestic facility contains customary affirmative and negative covenants and events of default for an unsecured commercial bank credit facility, including, among other things, limitations on consolidations, mergers and sales of assets. The financial covenants are a minimum rolling four quarter consolidated net income covenant and a covenant establishing a maximum ratio of consolidated total indebtedness to total indebtedness and net worth.

As of January 31, 2009, we had no debt or borrowings outstanding under our domestic or European credit facilities and no outstanding letters of credit issued to non-U.S. suppliers for inventory purchase commitments.  As of January 31, 2009, we had unutilized credit facilities of $36.3 million available for either direct borrowings or commercial letters of credit.

12.	INCOME TAXES

On November 1, 2007, we adopted the provisions of Financial Accounting Standards Board Interpretation No. 48 "Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109," ("FIN 48").  Our total balance of unrecognized tax benefits as of January 31, 2009 was approximately $695,000, which included accrued interest.

We recognize accrued interest and penalties related to unrecognized tax benefits as components of our income tax provision.  We believe there is substantial support for taking these tax benefits and therefore have estimated no tax penalties.  As of January 31, 2009, the gross amount of interest accrued and reported in other liabilities was approximately $93,000.

We file U.S. federal and/or state income tax returns as well as tax returns in one or more foreign jurisdictions.  The statute of limitations will expire between July 2009 and July 2010 with respect to unrecognized tax benefits related to FIN 48.

13.	FAIR VALUE

On November 1, 2008, we adopted the provisions of FASB Statement No. 157 “Fair Value Measurements” (“SFAS 157”) as it relates to financial assets and liabilities recorded at fair value on a recurring basis.  Financial Accounting Standards Board Staff Position (FSP) No. 157-2 has delayed the effective date of SFAS 157 for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on  a recurring basis.  We do not expect that the full adoption of SFAS 157 will have a material impact on our consolidated financial statements or results of operation.

SFAS 157 established a three-tier fair value hierarchy, which categorizes the inputs used in measuring fair value.  These tiers include: Level 1, defined as observable inputs, such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exist, therefore requiring an entity to develop its own assumptions.

In accordance with SFAS 157, the following table represents the fair value hierarchy for our financial assets and liabilities measured at fair value as of January 31, 2009 (in thousands):

	Level I	Level II	Level III	Total
Assets:
Money Market Funds	$19,744	$--	$--	$19,744
Derivative Assets		8,762		8,762
Total	$19,744	$8,762	$--	$28,506

	Level I	Level II	Level III	Total
Liabilities:
Derivative Liabilities	$--	$3,094	$--	$3,094
Total	$--	$3,094	$--	$3,094

Included as Level II fair value measurements are derivative assets and liabilities related to hedge gains and losses on foreign currency forward exchange contracts entered into with a third party.  We estimate the fair value of these derivatives on a recurring basis using foreign currency exchange rates obtained from active markets.

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

The primary drivers of the sustained growth we experienced until the first quarter of fiscal 2009 resulted from the improved worldwide demand for our products, the increasing acceptance of our expanded product line and our success in selling and manufacturing outside of the United States.

The market for machine tools is an international market.  We have both significant foreign sales and foreign manufacturing operations.  During fiscal 2008, more than 75% of our revenues were attributable to customers located abroad.  The percentage of revenues attributable to customers located abroad decreased during the first quarter of fiscal 2009 to approximately 66%, due in part to deterioration of the European and Asian markets for machine tool products as well as the effect of a stronger U.S. Dollar when translating foreign sales to U.S. Dollars for financial reporting purposes.  We sell our products through more than 100 independent agents and distributors in countries throughout North America, Europe and Asia.  We also have our own direct sales and service organizations in Canada, France, Germany, Italy, Singapore and the United Kingdom.  Our computerized metal cutting machine tools are manufactured in Taiwan to our specifications by our wholly owned subsidiary, Hurco Manufacturing Limited (HML).

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

Like many other businesses, we have been adversely affected by the ongoing global economic crisis.  During periods of declining economic conditions, manufacturers and suppliers of capital goods are often the first to experience reductions in demand as their customers defer or eliminate investments in capital equipment.  Additionally, unlike other economic downturns, during the past two quarters customers who wanted to purchase capital goods found it difficult to obtain financing due to the tight global credit market.  Primarily as a result of these two factors, we experienced a 54% decline in sales and a 60% decline in orders during the first quarter of fiscal 2009 in comparison to the first quarter of fiscal 2008.

Starting in the fourth quarter of fiscal 2008, we implemented various initiatives to reduce expenses while staying committed to our strategic plan of product innovation and penetration of developing markets.   We also took steps to reduce our inventories to reflect the decline in customer demand.  Since our production lead time is approximately six months, the impact of reduced production levels on our inventories may take several quarters to be fully realized.  We will continue to take actions to control costs and manage cash flow so long as current market conditions persist.

We believe that the absence of outstanding debt and our cash position provide us with the capability to weather the current global economic crisis.

RESULTS OF OPERATIONS

Three Months Ended January 31, 2009 Compared to Three Months Ended January 31, 2008

Sales and Service Fees.  Sales and service fees for the first quarter of fiscal 2009 were $28.3 million, a decrease of $32.6 million, or 54%, from the first quarter of fiscal 2008.  The drop of first quarter revenues was primarily the result of the global economic downturn.  Due to the effects of a stronger U.S. Dollar when translating foreign sales to U.S. Dollars for financial reporting purposes, sales and service fees for the first quarter of fiscal 2009 were approximately $2.9 million, or 5%, less than would have been the case if foreign sales had been translated at the same rate of exchange that was utilized for the first quarter of 2008.

The following tables set forth net sales (in thousands) by geographic region and product category for the first quarter of 2009 and 2008:

Net Sales and Service Fees by Geographic Region
	January 31,				Increase
	2009		2008		Amount	%
North America	$9,636	34.0%	$13,079	21.5%	$(3,443)	(26.3%)
Europe	18,060	63.8%	45,052	73.9%	(26,992)	(59.9%)
Asia Pacific	611	2.2%	2,792	4.6%	(2,181)	(78.1%)
Total	$28,307	100.0%	$60,923	100.0%	$(32,616)	(53.5%)

Sales were down sharply across all regions due to the economic disruption that has had an adverse effect on all markets around the world.  In addition to declining volume and the impact of currency translation, approximately 15% of the sales decline was attributable to a drop in sales of VMX machines in the Europe sales region.

Net Sales and Service Fees by Product Category
	January 31,				Increase
	2009		2008		Amount	%
Computerized Machine Tools	$23,948	84.6%	$54,924	90.2%	$(30,976)	(56.4%)
Service Fees, Parts and Other	4,359	15.4%	5,999	9.8%	(1,640)	(27.3%)
Total	$28,307	100.0%	$60,923	100.0%	$(32,616)	(53.5%)

Sales of computerized machine tools during the first quarter of fiscal 2009 decreased 56% from the corresponding period in fiscal 2008. The decrease was driven primarily by a deterioration of 32% in overall shipments. The remaining change is due to the impact of unfavorable mix, particularly higher-priced VMX machines and changes due to fluctuations in currency exchange rates.

Orders. New order bookings in the first quarter of fiscal 2009, were $24,516,000, a decrease of $36,631,000, or 60%, compared to the prior year period.  Orders in the North America, Europe and Asia Pacific regions decreased $3,655,000, or 30%, $30,754,000, or 67% and $2,222,000, or 79%, respectively.  The decline in orders we experienced at the end of fiscal 2008 continued and worsened as our customers, consisting primarily of small job shops, reacted to the deteriorating conditions in the markets they serve.  The impact of currency translation on new orders booked for the first quarter was consistent with the impact on sales.

Gross Margin.  Gross margin for the first quarter of fiscal 2009 was 30%, compared to 41% for the 2008 period.  The decrease in margin rate was primarily due to lower overall volume, and particularly in sales of higher margin VMX machines in the Europe sales region.

Operating Expenses.  Selling, general and administrative expenses were $8,029,000 for the first quarter of fiscal 2009, a decrease of $4,347,000, or 35%, from the 2008 period, reflecting lower sales commissions, cost reduction initiatives and the favorable effect of a stronger U.S. Dollar during the 2009 period when translating foreign operating expenses for financial reporting purposes.

Operating Income.  Operating income for the first quarter of fiscal 2009 was $0.5 million, or 2% of sales and service fees, compared to $12.5 million, or 20% of sales and service fees, for the prior year period.  The reduction in operating income year-over-year was primarily due to lower overall volume, and particularly in sales of higher margin VMX machines in the Europe sales region.

Other (Income) Expense, net.  The decrease in other expense of $391,000 is primarily the result of net transaction gains on foreign currency forward exchange contracts compared to net transaction losses in the prior year and due to the difference at the balance sheet date between the fair value of receivables and payables denominated in foreign currencies and the foreign exchange contract rates at which the derivatives were placed.

Income Taxes.  Our effective tax rate for the first quarter of fiscal 2009 of approximately 36% was relatively unchanged compared to the same period in the prior year.  Our provision for income taxes during the first quarter of fiscal 2009 was approximately $4.3 million lower than in the same period in fiscal 2008 as a result of the decrease in operating income.

LIQUIDITY AND CAPITAL RESOURCES

At January 31, 2009, we had cash and cash equivalents of $30.1 million, compared to cash and cash equivalents and short term investments of $33.1 million at October 31, 2008.  Cash used for operations totaled $1.5 million for the quarter ended January 31, 2009, compared to $3.7 million in the prior year period.  Cash provided by investing activities was $5.3 million for the first fiscal quarter of 2009, primarily due to the sale of our investments in auction rate securities which were sold at par value.  Approximately 64% of the $30.1 million of cash and cash equivalents is denominated in U.S. Dollars.  The remaining balances are held outside the U.S. in the local currencies of our various foreign entities and are subject to fluctuations in currency exchange rates.

Working capital, excluding cash and cash equivalents and short-term investments, was $69.2 million at January 31, 2009, compared to $67.1 million at October 31, 2008.  The $2.1 million increase in working capital, excluding cash and cash equivalents and short-term investments, was primarily driven by reduced accounts payable as a result of lower production levels and a reduction in accrued expenses.

We expect our cash balance on hand and available borrowing capacity to permit us to stay committed to our strategic plan of product innovation and targeted penetration of developing markets.  In order to sustain profitability and cash flow during these current economic conditions we have significantly reduced production levels, removed overtime, reduced our work force, eliminated hiring and salary increases and reduced pay for select salaried employees by 5-10%.

Capital expenditures were primarily for purchases of equipment for our manufacturing facilities.  We funded these expenditures with cash flow from operations.

As of January 31, 2009, we had no debt or borrowings outstanding under our domestic and foreign bank credit facilities.

We have an effective “shelf” registration statement on file with the SEC that allows us to offer and sell a variety of securities, including common stock, preferred stock, warrants, depositary shares and debt securities, up to an aggregate amount of $200.0 million, if and when authorized by the Board of Directors.  At present, we have no plans of offering or selling securities.

Although we have not made any significant acquisitions in the recent past and we have no present plans for acquisitions, we continue to receive information on businesses and assets, including intellectual property assets that are available for purchase.

NEW ACCOUNTING PRONOUNCEMENTS

In March 2008, the FASB released Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”), an amendment of SFAS No. 133.  SFAS 161 will require increased disclosure of our derivative and hedging activities, including how derivative and hedging activities affect our consolidated statement of operations, balance sheet and cash flows.  SFAS 161 is effective for interim periods and fiscal years beginning after November 15, 2008.  The adoption of SFAS 161 will increase the required disclosure of our derivative and hedging activities, but is not expected to have a material impact on our financial position or results of operations.

CRITICAL ACCOUNTING POLICIES

Our accounting policies, which are described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2008, require management to make significant estimates and assumptions using information available at the time the estimates are made. These estimates and assumptions significantly affect various reported amounts of assets, liabilities, revenues, and expenses.  If our future experience differs materially from these estimates and assumptions, our results of operations and financial condition would be affected. There were no material changes to our critical accounting policies during the first three months of fiscal 2009.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

There have been no material changes related to contractual obligations and commitments from the information provided in our Annual Report on Form 10-K for the fiscal year ended October 31, 2008.  As of January 31, 2009, our FIN 48 liabilities were $695,000. The periods in which the FIN 48 liabilities will be paid cannot be reliably estimated and are, therefore, excluded from our contractual obligations.  For additional information regarding FIN 48, see Note 12 of Notes to Condensed Consolidated Financial Statements.

OFF BALANCE SHEET ARRANGEMENTS

From time to time, our subsidiaries guarantee third party payment obligations in connection with the sale of certain machines to customers that use financing.  As January 31, 2009, we had 55 outstanding third party guarantees totaling approximately $1.7 million.  The terms of our subsidiaries’ guarantees are consistent with the underlying customer financing terms.  Upon shipment, the customer has the risk of ownership, but does not obtain title until the machine is paid in full.  A retention of title clause allows us to recover the machine if the customer defaults on the lease.  We believe that the proceeds obtained from liquidation of the machine would cover any payments required by the guarantee.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

Certain statements made in this report constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from those expressed or implied by the statements. These risks, uncertainties and other factors include:

•	The current global economic crisis affecting customer demand and purchase of products and services;
•	The cyclical nature of the machine tool industry;
•	The risks of our international operations;
•	The limited number of our manufacturing sources;
•	The effects of changes in currency exchange rates;
•	Our dependence on new product development;
•	The need to make technological advances;
•	Competition with larger companies that have greater financial resources;
•	Changes in the prices of raw materials, especially steel and iron products;
•	Possible obsolescence of our technology;
•	Acquisitions that could disrupt our operations and affect operating results;
•	Impairment of our goodwill or other assets;
•	The need to protect our intellectual property assets;
•	The impact of the continuing downturn in the U.S. economy;
•	The impact of ongoing disruptions in the credit markets on our investment securities; and
•	The effect of the loss of key personnel.

We discuss these and other important risks and uncertainties that may affect our future operation in Part I, Item 1A – Risk Factors in our most recent Annual Report on Form 10-K and may update that discussion in Part II, Item 1A – Risk Factors in this report or a Quarterly Report on Form 10-Q we file hereafter.

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

Item 3.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Interest on borrowings on our bank credit agreements are tied to prevailing U.S. and European interest rates.  At January 31, 2009, there were no outstanding borrowings under our bank credit agreements.

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

We enter into foreign currency forward exchange contracts from time to time to hedge the cash flow risk related to forecasted inter-company sales and purchases denominated in, or based on, foreign currencies (primarily the Euro, Pound Sterling, and New Taiwan Dollar). We also enter into foreign currency forward exchange contracts to protect against the effects of foreign currency fluctuations on receivables and payables denominated in foreign currencies. We do not speculate in the financial markets and, therefore, do not enter into these contracts for trading purposes.

Forward contracts for the sale or purchase of foreign currencies as of January 31, 2009, which are designated as cash flow hedges under FASB Statement 133, “Accounting Standards for Derivative Instruments and Hedging Activities” were as follows:

	Notional Amount	Weighted Avg.		Contract Amount at Forward Rates in U.S. Dollars
Forward Contracts	in Foreign Currency	Forward Rate		Contract Date	January 31, 2009	Maturity Dates
Sale Contracts:
Euro	29,250,000	1.4835		43,393,130	37,394,080	February 2009 – January 2010
Pound Sterling	3,750,000	1.8593		6,972,268	5,418,761	February 2009 – January 2010
Purchase Contracts:
New Taiwan Dollar	900,000,000	30.41	*	29,596,687	26,621,009	February 2009 – January 2010

*NT Dollars per U.S. Dollar

Forward contracts for the sale or purchase of foreign currencies as of January 31, 2009, which were entered into to protect against the effects of foreign currency fluctuations on receivables and payables and are not designated as hedges under Statement 133 denominated in foreign currencies, were as follows:

				Contract Amount at Forward Rates in U.S. Dollars
Forward Contracts	Notional Amount in Foreign Currency	Weighted Avg. Forward Rate		Contract Date	January 31, 2009	Maturity Dates
Sale Contracts:
Euro	20,435,446	1.3312		27,204,254	26,128,097	February 2009 – April 2009
Pound Sterling	1,737,254	1.4280		2,480,803	2,510,133	February 2009 – April 2009
Canadian Dollar	218,156	.8034		175,262	177,448	February 2009
Purchase Contracts:
New Taiwan Dollar	15,517,000	33.75	*	459,763	458,918	February 2009

* NT Dollars per U.S. Dollar

We are exposed to foreign currency exchange risk related to our investment in net assets in foreign countries.   To manage this risk, we entered into a forward contract on November 26, 2007 with a notional amount of €3.0 million.  We designated this forward contract as a hedge of our net investment in Euro denominated assets.  We selected the forward method under the guidance of the Derivatives Implementation Group Statement 133 Issue H8, “Foreign Currency Hedges: Measuring the Amount of Ineffectiveness in a Net Investment Hedge”. The forward method requires all changes in the fair value of the forward to be reported as a cumulative translation adjustment in Accumulated Other Comprehensive Loss, net of tax, in the same manner as the underlying hedged net assets. This forward contract matured on November 25, 2008 and we entered into a new forward contract for the same notional amount.  As of January 31, 2009, we had a realized gain of $355,000 and an unrealized gain of $28,000, net of tax, recorded as cumulative translation adjustments in Accumulated Other Comprehensive Loss, net of tax, related to these forward contracts.

Forward contracts for the sale or purchase of foreign currencies as of January 31, 2009, which are designated as net investment hedges under Statement 133 were as follows:

	Notional Amount	Weighted Avg.	Contract Amount at Forward Rates in U.S. Dollars
Forward Contracts	in Foreign Currency	Forward Rate	Contract Date	January 31, 2009	Maturity Date
Sale Contracts:
Euro	3,000,000	1.2936	3,880,800	3,835,547	November 2009

Item 4.                      CONTROLS AND PROCEDURES

We carried out an evaluation under the supervision and with participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2009, pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended.  Based upon that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of the evaluation date.

There were no changes in our internal controls over financial reporting during the quarter ended January 31, 2009 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

We are involved in various claims and lawsuits arising in the normal course of our business.  We believe it is remote that any of these claims will have a material adverse effect on our consolidated financial position or results of operations.

Item 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed in Part I, Item 1A – Risk Factors in our Annual Report on Form 10-K for the year ended October 31, 2008.

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

March 9, 2009