Form 10-Q
period 2009-04-30
HURCO COMPANIES INC
filed 2009-06-05
CIK 315374

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended April 30, 2009 or
☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to _________.

Commission File No. 0-9143

HURCO COMPANIES, INC.
(Exact name of registrant as specified in its charter)

Indiana	35-1150732
(State or other jurisdiction of	(I.R.S. Employer Identification Number)
incorporation or organization)

One Technology Way
Indianapolis, Indiana	46268
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code         (317) 293-5309

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to the filing requirements for the past 90 days:
Yes ☒  No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).
Yes ☐  No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a small reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐                                                                              Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if a smaller reporting company)       Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the
Exchange Act).                                                                                                           Yes ☐  No ☒

The number of shares of the Registrant's common stock outstanding as of June 1, 2009 was 6,420,851.

HURCO COMPANIES, INC.
April 2009 Form 10-Q Quarterly Report

Table of Contents

Part I - Financial Information

PART I - FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

HURCO COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	April 30		April 30
	2009	2008	2009	2008
	(Unaudited)		(Unaudited)

Sales and service fees	$20,489	$58,285	$48,796	$119,208

Cost of sales and service	15,269	37,954	35,034	74,020

Gross profit	5,220	20,331	13,762	45,188

Selling, general and administrative expenses	7,518	11,676	15,547	24,052

Operating income (loss)	(2,298)	8,655	(1,785)	21,136

Interest expense	4	10	27	21

Interest income	45	133	149	282

Investment income	1	119	29	291

Other expense (income), net	(1,768)	376	(1,695)	840

Income (loss) before taxes	(488)	8,521	61	20,848

Provision (benefit) for income taxes	(207)	3,054	(12)	7,576

Net income (loss)	$(281)	$5,467	$73	$13,272

Earnings (loss) per common share

Basic	$(0.04)	$0.85	$0.01	$2.07
Diluted	$(0.04)	$0.85	$0.01	$2.06

Weighted average common shares outstanding

Basic	6,421	6,410	6,421	6,410
Diluted	6,421	6,444	6,430	6,442

The accompanying notes are an integral part of the condensed consolidated financial statements.

HURCO COMPANIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per-share data)

	April 30	October 31
	2009	2008
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$27,850	$26,394
Short-term investments	—	6,674
Accounts receivable, net	15,903	31,952
Inventories, net	64,880	66,368
Deferred tax assets, net	7,856	5,444
Derivative assets	1,446	12,463
Other	2,591	2,017
	120,526	151,312

Property and equipment:
Land	782	782
Building	7,127	7,127
Machinery and equipment	15,952	14,885
Leasehold improvements	1,878	1,765
	25,739	24,559
Less accumulated depreciation and amortization	(11,900)	(10,961)
	13,839	13,598
Non-current assets:
Software development costs, less accumulated amortization	6,097	5,711
Other assets	7,438	6,823
	$147,900	$177,444

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,678	$28,303
Derivative liabilities	1,452	2,692
Accrued expenses	11,020	20,134
	23,150	51,129

Non-current liabilities:
Deferred tax liabilities, net	2,006	2,056
Deferred credits and other obligations	827	782
Total liabilities	25,983	53,967

Shareholders’ equity:
Preferred stock: no par value per share; 1,000,000 shares
authorized; no shares issued	—	—
Common stock: no par value; $.10 stated value per share;
13,250,000 shares authorized, and 6,420,851
shares issued and outstanding	642	642
Additional paid-in capital	51,804	51,690
Retained earnings	71,962	71,889
Accumulated other comprehensive loss	(2,491)	(744)
Total shareholders’ equity	121,917	123,477
	$147,900	$177,444

The accompanying notes are an integral part of the condensed consolidated financial statements.

HURCO COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Three Months Ended		Six Months Ended
	April 30		April 30
	2009	2008	2009	2008
	(Unaudited)		(Unaudited)
Cash flows from operating activities:
Net income (loss)	$(281)	$5,467	$73	$13,272
Adjustments to reconcile net income (loss) to Net cash used for operating activities:
Provision for doubtful accounts	210	(116)	516	(141)
Deferred income tax provision	(140)	(378)	(1,246)	(646)
Equity loss of affiliates	64	9	88	29
Depreciation and amortization	814	730	1,605	1,413
Stock-based compensation	57	57	114	114
Change in assets and liabilities:
(Increase) decrease in accounts receivable	2,848	3,736	15,895	(6,283)
(Increase) decrease in inventories	571	(2,118)	3,500	(4,147)
Decrease in accounts payable	(4,072)	(1,715)	(17,513)	(733)
Decrease in accrued expenses	(1,313)	(1,966)	(9,306)	(3,970)
Net change in derivative assets and liabilities	5,675	1,043	9,777	769
Other	(5,326)	(6,037)	(5,906)	(4,660)
Net cash used for operating activities	(893)	(1,288)	(2,403)	(4,983)

Cash flows from investing activities:
Proceeds from sale of property and equipment	217	—	221	12
Purchase of property and equipment	(536)	(659)	(1,328)	(1,755)
Purchase of investments	—	(1,100)	—	(9,100)
Sale of investments	—	6,350	6,674	10,350
Software development costs	(432)	(108)	(991)	(159)
Other investments	(846)	367	(894)	261
Net cash provided by (used for) investing activities	(1,597)	4,850	3,682	(391)

Cash flows from financing activities:
Tax benefit from exercise of stock options	—	36	—	36
Proceeds from exercise of common stock options	—	97	—	151
Net cash provided by financing activities	—	133	—	187

Effect of exchange rate changes on cash	214	739	177	1,036

Net increase (decrease) in cash and cash equivalents	(2,276)	4,434	1,456	(4,151)

Cash and cash equivalents at beginning of period	30,126	21,175	26,394	29,760

Cash and cash equivalents at end of period	$27,850	$25,609	$27,850	$25,609

The accompanying notes are an integral part of the condensed consolidated financial statements.

HURCO COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
For the six months ended April 30, 2009 and 2008

(Dollars in thousands, except Shares Issued and Outstanding)	Common Stock		Additional		Accumulated Other Comprehensive
	Shares Issued & Outstanding	Amount	Paid-In Capital	Retained Earnings	Income (Loss)	Total
	(Dollars in thousands)

Balances, October 31, 2007	6,392,220	$639	$50,971	$49,369	$(3,376)	$97,603

Net income	—	—	—	13,272	—	13,272

Translation of foreign currency financial statements	—	—	—	—	2,284	2,284

Unrealized loss on derivative instruments, net of tax	—	—	—	—	(695)	(695)

Unrealized loss on investments, net of tax	—	—	—	—	(202)	(202)

Comprehensive income						14,659

Exercise of common stock options	28,631	3	148	—	—	151

Tax benefit from exercise of stock options	—	—	36	—	—	36

Stock-based compensation	—	—	114	—	—	114

Balances, April 30, 2008 (Unaudited)	6,420,851	$642	$51,269	$62,641	$(1,989)	$112,563

Balances, October 31, 2008	6,420,851	$642	$51,690	$71,889	$(744)	$123,477

Net income	—	—	—	73	—	73

Translation of foreign currency financial statements	—	—	—	—	156	156

Unrealized loss on derivative instruments, net of tax	—	—	—	—	(2,105)	(2,105)

Reversal of unrealized loss on investments, net of tax	—	—	—	—	202	202

Comprehensive loss						(1,674)

Stock-based compensation	—	—	114	—	—	114

Balances, April 30, 2009 (Unaudited)	6,420,851	$642	$51,804	$71,962	$(2,491)	$121,917

The accompanying notes are an integral part of the condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	GENERAL

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

The condensed financial information as of April 30, 2009 and for the three and six months ended April 30, 2009 and April 30, 2008 is unaudited; however, in our opinion, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary to present fairly our consolidated financial position, results of operations, changes in shareholders’ equity and cash flows at the end of the interim periods.  We suggest that you read these condensed consolidated financial statements in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended October 31, 2008.

2.	SHORT-TERM INVESTMENTS

As of October 31, 2008 we held $6.7 million of investments in auction rate securities, which represented investments in student loan obligations and municipal bonds.  These auction rate securities were intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined intervals allowing us to either roll over the holdings or sell the investment at par value.  We classified our auction rate securities as “available for sale” in accordance with the provisions of FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities”.

During the second quarter of fiscal 2008, we recorded an unrealized loss of $202,000, net of tax in Accumulated Other Comprehensive Loss as we had concluded there was a temporary decline in the estimated fair value of the auction rate securities.  In the first quarter of fiscal 2009, we sold all of our holdings of auction rate securities at par value and accordingly reversed our unrealized loss of $202,000, net of tax, in Accumulated Other Comprehensive Loss.  As a result, no gain or loss was recognized in our statement of operations for the six months ended April 30, 2009, on the sale of the auction rate securities.

3.	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

On February 1, 2009, we adopted FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”), an amendment of FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”).  The adoption of SFAS 161 did not have a material impact on our consolidated financial position or results of operations, but does require increased disclosure of our derivative and hedging activities, including how derivative and hedging activities affect our consolidated financial statements.  These disclosures are provided below.

We are exposed to certain market risks relating to our ongoing business operations, including foreign currency risk, interest rate risk and credit risk.  We manage our exposure to these and other market risks through regular operating and financing activities.  Currently, the only risk that we manage through the use of derivative instruments is foreign currency risk.

We operate on a global basis and are exposed to the risk that our financial condition, results of operations and cash flows could be adversely affected by changes in foreign currency exchange rates.  To reduce the potential effects of foreign exchange rate movements on our net equity investment in our foreign subsidiary, gross profit and net earnings, we enter into derivative financial instruments in the form of foreign exchange forward contracts with a major financial institution.  We are primarily exposed to foreign currency exchange rate risk with respect to transactions and net assets denominated in Euros, Pounds Sterling, Canadian Dollars, Singapore Dollars and New Taiwan Dollars.

We account for derivative instruments designated as hedging instruments in accordance with SFAS 133, and report all derivative instruments as assets or liabilities at fair value on our consolidated balance sheet.

Derivatives Designated as Hedging Instruments

We enter into foreign currency forward exchange contracts periodically to hedge certain forecasted inter-company sales and purchases denominated in foreign currencies (the Pound Sterling, Euro and New Taiwan Dollar).  The purpose of these instruments is to mitigate the risk that the U.S. Dollar net cash inflows and outflows resulting from sales and purchases denominated in foreign currencies will be adversely affected by changes in exchange rates.  These forward contracts have been designated as cash flow hedge instruments, and are recorded in the Condensed Consolidated Balance Sheets at fair value in Derivative Assets and Derivative Liabilities.  The effective portion of the gains and losses resulting from the changes in the fair value of these hedge contracts are deferred in Accumulated Other Comprehensive Loss and recognized as an adjustment to Cost of Sales in the period that the corresponding inventory sold that is the subject of the related hedge contract is recognized, thereby providing an offsetting economic impact against the corresponding change in the U.S. Dollar value of the inter-company sale or purchase being hedged.  The ineffective portion of gains and losses resulting from the changes in the fair value of these hedge contracts is reported in Other Income (Expense) immediately.  We perform quarterly assessments of hedge effectiveness by verifying and documenting the critical terms of the hedge instrument and determining that forecasted transactions have not changed significantly.   We also assess on a quarterly basis whether there have been adverse developments regarding the risk of a counterparty default.

For forward contracts outstanding as of April 30, 2009, we have obligations to purchase Euros and Pounds Sterling and sell New Taiwan Dollars at set maturity dates ranging from May 2009 through April 2010.  The contract amount at forward rates in U.S. Dollars at April 30, 2009 to purchase Euros and Pounds Sterling was $20.2 million and $1.3 million, respectively.  The contract amount at forward rates in U.S. Dollars to sell New Taiwan Dollars was $14.3 million at April 30, 2009.  At April 30, 2009, we had $1.5 million of gains, net of tax, related to cash flow hedges deferred in Accumulated Other Comprehensive Loss.  Of this amount, $589,000 represents unrealized gains, net of tax, related to cash flow hedge instruments that remain subject to currency fluctuation risk.  These deferred gains will be recorded as an adjustment to Cost of Sales in periods through April 2010, in which the corresponding inventory that is the subject of the related hedge contract is sold, as described above.

We are also exposed to foreign currency exchange risk related to our investment in net assets in foreign countries.   To manage this risk, we entered into a forward contract on November 26, 2007 with a notional amount of €3.0 million.  We designated this forward contract as a hedge of our net investment in Euro denominated assets.  We selected the forward method under the guidance of the Derivatives Implementation Group Statement 133 Issue H8, “Foreign Currency Hedges: Measuring the Amount of Ineffectiveness in a Net Investment Hedge”. The forward method requires all changes in the fair value of the forward to be reported as a cumulative translation adjustment in Accumulated Other Comprehensive Loss, net of tax, in the same manner as the underlying hedged net assets. This forward contract matured on November 25, 2008 and we entered into a new forward contract for the same notional amount that is set to mature in November 2009.  At April 30, 2009, we had $355,000 of realized gains and $58,000 of unrealized losses, net of tax, recorded as cumulative translation adjustments in Accumulated Other Comprehensive Loss related to these forward contracts.

Derivatives Not Designated as Hedging Instruments

We enter into foreign currency forward exchange contracts to protect against the effects of foreign currency fluctuations on receivables and payables denominated in foreign currencies. These derivative instruments are not designated as hedges under SFAS 133 and, as a result, changes in their fair value are reported currently as Other Expense (Income), Net in the Condensed Consolidated Statement of Operations consistent with the transaction gain or loss on the related non-hedged gains and losses.

For forward contracts outstanding as of April 30, 2009, we have obligations to purchase Euros, Pounds Sterling, Canadian Dollars and Singapore Dollars and sell New Taiwan Dollars at set maturity dates ranging from May 2009 through March 2010.  The contract amounts at forward rates in U.S. Dollars at April 30, 2009 to purchase Euros, Pounds Sterling, Canadian Dollars and Singapore Dollars totaled $36.4 million.  The contract amount at forward rates in U.S. Dollars to sell New Taiwan Dollars was $3.0 million at April 30, 2009.

Fair Value of Derivative Instruments

We recognize the fair value of derivative instruments as assets and liabilities on a gross basis on our consolidated balance sheet.  As of April 30, 2009 and October 31, 2008, all derivative instruments are recorded at fair value on the balance sheet as follows (in thousands):

	2009		2008
	Balance Sheet	Fair	Balance Sheet	Fair
Derivatives	Location	Value	Location	Value

Designated as Hedging Instruments:
Foreign exchange forward contracts	Derivative assets	$1,344	Derivative assets	$9,733
Foreign exchange forward contracts	Derivative liabilities	$486	Derivative liabilities	$2,568

Not Designated as Hedging Instruments:
Foreign exchange forward contracts	Derivative assets	$102	Derivative assets	$2,730
Foreign exchange forward contracts	Derivative liabilities	$966	Derivative liabilities	$124

Effect of Derivative Instruments on the Balance Sheets, Statements of Changes in Shareholders’ Equity and Statements of Operations

Derivative instruments had the following effects on our consolidated balance sheets, statements of changes in shareholders’ equity and statements of operations, net of tax during the quarter ended April 30, 2009 and 2008 (in thousands):

Derivatives	Amount of Gain Recognized in Other Comprehensive Income		Location of Gain (Loss) Reclassified from Other Comprehensive Income	Amount of Gain (Loss) Reclassified from Other Comprehensive Income
	2009	2008		2009	2008
Designated as Hedging Instruments:
(Effective Portion)

Foreign exchange forward contracts	$1,835	$3,938	Cost of sales and service	$(104)	$(1,191)

(Ineffective Portion)
Foreign exchange forward contracts	N/A	N/A	Other income (expense)	$2,202	$10

	Location of Loss	Amount of Loss
Derivatives	Recognized in Operations	Recognized in Operations
		2009	2008
Not Designated as Hedging Instruments:
Foreign exchange forward contracts	Other income (expense)	$(1,487)	$(1,287)

4.	STOCK OPTIONS

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

During the first six months of fiscal 2009, no options to purchase shares were exercised.   During the first six months of fiscal 2008, options to purchase 28,631 shares were exercised, resulting in cash proceeds of approximately $151,000 and an additional tax benefit of approximately $36,000.

Effective November 1, 2005, we adopted SFAS No. 123(R), “Share Based Payment,” using the modified prospective method, and began applying its provisions to all options granted, as well as to the nonvested portion of previously granted options outstanding at that date.  Compensation expense is determined at the date of grant using the Black-Scholes valuation model.

On April 16, 2009, the Compensation Committee granted a total of 21,000 options under the 2008 Plan to three new employees.  The fair value of the options was estimated on the date of grant using a Black-Scholes valuation model with assumptions for expected volatility based on the historical volatility of our common stock, the ten year contractual term of the options and a risk-free interest rate based upon the five-year U.S. Treasury yield as of the date of grant.  The options granted to the employees vest over a five-year period beginning one year from the date of grant.  Based upon the foregoing factors, the grant date fair value of the options was determined to be $14.84 per share.

During the first six months of both fiscal 2009 and 2008, we recorded approximately $114,000 of stock-based compensation expense related to grants under the plans.  As of April 30, 2009, there was approximately $427,000 of total unrecognized stock-based compensation cost that we expect to recognize by the end of fiscal 2014.

A summary of stock option activity for the six-month period ended April 30, 2009, is as follows:

	Stock Options	Weighted Average Exercise Price

Outstanding at October 31, 2008	64,369	$20.29

Options granted	21,000	14.84
Options exercised	—	—
Options cancelled	—	—

Outstanding at April 30, 2009	85,369	$18.96

The aggregate intrinsic value of exercised stock options was $0 for the six-month period ended April 30, 2009 as no stock options were exercised during that period, and $1.2 million, for the six-month period ended April 30, 2008. The intrinsic value a stock option is calculated as the difference between the stock price as of April 30 and the exercise price of the option.

Summarized information about outstanding stock options as of April 30, 2009, that are already vested and those that are expected to vest, as well as stock options that are currently exercisable, is as follows:

	Options Already Vested and Expected to Vest	Options Currently Exercisable

Number of outstanding options	85,369	54,369

Weighted average remaining contractual life (years)	7.86	6.64
Weighted average exercise price per share	$18.96	$19.12

Intrinsic value	$280,000	$270,000

5.	EARNINGS PER SHARE

Basic and diluted earnings per common share are based on the weighted average number of shares of our common stock outstanding.  Diluted earnings per common share give effect to shares underlying outstanding stock options using the treasury method.  The dilutive number of shares for the six months ended April 30, 2009 and 2008 was 9,000 and 34,000, respectively.

6.	ACCOUNTS RECEIVABLE

Accounts receivable are net of allowances for doubtful accounts of $1.2 million as of April 30, 2009 and $678,000 as of October 31, 2008.

7.	INVENTORIES

Inventories, priced at the lower of cost (first-in, first-out method) or market, are summarized below (in thousands):

	April 30, 2009	October 31, 2008
Purchased parts and sub-assemblies	$13,006	$13,098
Work-in-process	5,032	11,243
Finished goods	46,842	42,027
	$64,880	$66,368

8.	SEGMENT INFORMATION

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

From time to time, our subsidiaries guarantee third party payment obligations in connection with the sale of certain machines to customers that use lease financing.  As of April 30, 2009, we had 51 outstanding third party guarantees totaling approximately $1.9 million. The terms of our subsidiaries’ guarantees are consistent with the underlying customer financing terms. Upon shipment, the customer has the risk of ownership, but does not obtain title until the machine lease is paid in full.  A retention of title clause allows us to recover the machine if the customer defaults on the lease. We believe that the proceeds obtained from liquidation of the machine would cover any payments required by the guarantee.

We provide warranties on our products with respect to defects in material and workmanship. The terms of these warranties are generally one year for machine labor and service parts.  We recognize a reserve with respect to this obligation at the time of product sale, with subsequent warranty claims recorded against the reserve. The amount of the warranty reserve is determined based on historical trend experience and any known warranty issues that could cause future warranty costs to differ from historical experience.  The warranty reserve may vary due to changes in sales volume, product mix and sales by region.  A reconciliation of the changes in our warranty reserve is as follows (in thousands):

	Six months ended
	April 30, 2009	April 30, 2008
Balance, beginning of period	$2,536	$2,449
Provision for warranties during the period	248	1,461
Charges to the reserve	(829)	(1,257)
Impact of foreign currency translation	(6)	141
Balance, end of period	$1,949	$2,794

10.	COMPREHENSIVE INCOME

A reconciliation of our net income to comprehensive income was as follows (in thousands):
	Three months ended
	April 30, 2009	April 30, 2008
Net income (loss)	$(281)	$5,467
Translation of foreign currency financial statements	896	1,828
Unrealized loss on derivative instruments, net of tax	(1,806)	(725)
Unrealized loss on investments, net of tax	—	(202)
Comprehensive income (loss)	$(1,191)	$6,368

11.	DEBT AGREEMENTS

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

As of April 30, 2009, we had no debt or borrowings outstanding under our domestic or European credit facilities and no outstanding letters of credit issued to non-U.S. suppliers for inventory purchase commitments.  As of April 30, 2009, we had unutilized credit facilities of $36.5 million available for either direct borrowings or commercial letters of credit.

12.	INCOME TAXES

On November 1, 2007, we adopted the provisions of Financial Accounting Standards Board Interpretation No. 48 "Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109," ("FIN 48").  Our total balance of unrecognized tax benefits as of April 30, 2009 was approximately $761,000, which included accrued interest.

We recognize accrued interest and penalties related to unrecognized tax benefits as components of our income tax provision.  As of April 30, 2009, the gross amount of interest accrued and reported in other liabilities was approximately $103,000.

We file U.S. federal and state income tax returns, as well as tax returns in several foreign jurisdictions.  The statute of limitations will expire between July 2009 and July 2010 with respect to unrecognized tax benefits related to FIN 48.

13.	FAIR VALUE

On November 1, 2008, we adopted the provisions of FASB Statement No. 157 “Fair Value Measurements” (“SFAS 157”) as it relates to financial assets and liabilities recorded at fair value on a recurring basis.  Financial Accounting Standards Board Staff Position (FSP) No. 157-2 has delayed the effective date of SFAS 157 for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on  a recurring basis.  We do not expect that the full adoption of SFAS 157 will have a material impact on our consolidated financial statements.

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

In accordance with SFAS 157, the following table represents the fair value hierarchy for our financial assets and liabilities measured at fair value as of April 30, 2009 (in thousands):

	Level I	Level II	Level III	Total
Assets:
Derivative Assets	$—	$1,446	$—	$1,446

	Level I	Level II	Level III	Total
Liabilities:
Derivative Liabilities	$—	$1,452	$—	$1,452

Included as Level II fair value measurements are derivative assets and liabilities related to hedged and unhedged gains and losses on foreign currency forward exchange contracts entered into with a third party.  We estimate the fair value of these derivatives on a recurring basis using foreign currency exchange rates obtained from active markets.

14.	EMPLOYEE BENEFITS

We maintain defined contribution plans in which a majority of our employees participate.  Our contributions to these plans are discretionary.  The purpose of these plans is generally to provide additional financial security during retirement by providing employees with an incentive to save throughout their employment.  Our contributions to the plans are based upon employee contributions or compensation.  As of April 1, 2009, we suspended our discretionary contributions to the plans for an indefinite period.

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

The primary drivers of the sustained growth we experienced between fiscal 2002 and the beginning of fiscal 2009 has been the increasing worldwide demand for machine tools during that period, the expansion of our product line that includes  more expensive, higher-margin products, customer acceptance of our products and our successes in selling and manufacturing outside the United States.

The market for machine tools is international in scope.  We have both significant foreign sales and foreign manufacturing operations.  During fiscal 2008, more than 75% of our revenues were attributable to customers located abroad.  The percentage of revenues attributable to customers located abroad decreased during the first two quarters of fiscal 2009 to approximately 67%, due in part to deterioration of the European and Asian markets for machine tool products as well as the effect of a stronger U.S. Dollar when translating foreign sales to U.S. Dollars for financial reporting purposes.  We sell our products through more than 100 independent agents and distributors in countries throughout North America, Europe and Asia.  We also have our own direct sales and service organizations in Canada, France, Germany, Italy, Spain, Poland, Singapore, China, South Africa, and the United Kingdom.  Our machine tools are manufactured in Taiwan to our specifications by our wholly owned subsidiary, Hurco Manufacturing Limited (HML).

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

Since the fourth quarter of fiscal 2008, we have been adversely affected by the ongoing global recession.  During periods of adverse economic conditions, manufacturers and suppliers of capital goods, such as our company, are often the first to experience reductions in demand as their customers defer or eliminate investments in capital equipment.  Additionally, customers who may want to purchase capital goods often find it difficult to obtain financing due to disruptions in the credit markets.  During the first half of fiscal 2009, these conditions had the greatest impact on the European sales region where we primarily market our more expensive, higher-margin machines.  As a result, we experienced a 59% decline in sales and a 65% decline in orders during the first half of fiscal 2009 in comparison to the same period of fiscal 2008.

We have implemented various initiatives to reduce expenses, including management and employee pay reductions, workforce reductions, the suspension of corporate 401K matching contributions and restrictions on travel expenditures, while staying committed to our strategic plan of product innovation and penetration of developing markets.   We are also taking steps to reduce our inventories to reflect the decline in customer demand.  Since our production lead time is approximately six months, the impact of reduced production levels on our inventories may not be fully realized until the end of calendar year 2009.  We will continue to take actions to control costs and manage cash flow so long as current market conditions persist.

We believe that our cash position and lack of outstanding debt provide us with the capability to weather the current global economic recession.

RESULTS OF OPERATIONS

Three Months Ended April 30, 2009 Compared to Three Months Ended April 30, 2008

Sales and Service Fees.  Sales and service fees for the second quarter of fiscal 2009 were $20.5 million, a decrease of $37.8 million, or 65%, from the second quarter of fiscal 2008.  The drop of second quarter revenues was primarily the result of the global economic recession.  Due to the effects of a stronger U.S. Dollar when translating foreign sales to U.S. Dollars for financial reporting purposes, sales and service fees for the second quarter of fiscal 2009 were approximately $3.2 million, or 5%, less than would have been the case if foreign sales had been translated at the same rate of exchange that was utilized for the second quarter of 2008.

The following tables set forth net sales (in thousands) by geographic region and product category for the second quarter of 2009 and 2008, respectively:

Net Sales and Service Fees by Geographic Region
	Three months ended April 30,				Change
	2009		2008		Amount	%
North America	$6,171	30.1%	$11,706	20.1%	$(5,535)	(47.3)%
Europe	13,042	63.7%	42,653	73.2%	(29,611)	(69.5)%
Asia Pacific	1,276	6.2%	3,926	6.7%	(2,650)	(67.5)%
Total	$20,489	100.0%	$58,285	100.0%	$(37,796)	(64.9)%

Similar to the first quarter of fiscal 2009, sales were down sharply across all regions due to the worldwide recession.  In addition to declining volume and the unfavorable impact of currency translation, approximately 29% of the sales decline was attributable to a decrease in sales of our more expensive, higher-margin VMX machines in the Europe sales region, and global competitive pricing pressures.

Net Sales and Service Fees by Product Category
	Three months ended April 30,				Change
	2009		2008		Amount	%
Computerized Machine Tools	$16,518	80.6%	$52,062	89.3%	$(35,544)	(68.3)%
Service Fees, Parts and Other	3,971	19.4%	6,223	10.7%	(2,252)	(36.2)%
Total	$20,489	100.0%	$58,285	100.0%	$(37,796)	(64.9)%

Sales of computerized machine tools during the second quarter of fiscal 2009 decreased 68% from the corresponding period in fiscal 2008. The decrease in sales of computerized machine tools was due to lower demand stemming from the worldwide recession, the significant decline in sales of our more expensive, higher-margin VMX machines, global competitive pricing pressures and fluctuations in currency exchange rates.

Orders. New order bookings in the second quarter of fiscal 2009, were $18.1 million, a decrease of $40.8 million, or 69%, compared to the prior year period.  Orders in the North America, Europe and Asia Pacific regions decreased $6.2 million, or 56%, $31.6 million, or 72%, and $3.0 million, or 75%, respectively, continuing a decrease that began in the first quarter as Hurco customers, consisting primarily of small job shops, reacted to the economic downturn in their markets.  The impact of currency translation on new orders booked in the second quarter and first half was consistent with the impact on sales.

Gross Margin.  Gross margin for the second quarter of fiscal 2009 was 26%, compared to 35% for the 2008 period.  The decrease in margin as a percentage of sales was primarily due to a lower sales volume, the significant decline in sales of higher-margin VMX machines in the European sales region, and global competitive pricing pressures.

Operating Expenses.  Selling, general and administrative expenses were $7.5 million, a decrease of $4.2 million, or 36%, from the corresponding period in 2008, reflecting lower sales commissions, the benefit of cost reduction initiatives, and the favorable effect of a stronger U.S. Dollar in 2009 when translating foreign operating expenses for financial reporting purposes.

Operating Income (Loss).  The operating loss for the second quarter of fiscal 2009 was $2.3 million, or 11% of sales and service fees, compared to operating income of $8.7 million, or 15% of sales and service fees, for the prior year period.  The reduction in operating income year-over-year was primarily due to lower demand globally as a result of the worldwide recession, lower sales of VMX machines in the European sales region, and global competitive pricing pressures.

Other (Income) Expense, net.  The increase in other income of $2.1 million for the second quarter of fiscal 2009 compared to the same period in fiscal 2008 was primarily due to $2.2 million of net realized gains on hedge contracts closed before maturity due to forecasted reductions in production and sales for the next six months.

Income Taxes.  Our effective tax rate for the second quarter of fiscal 2009 of approximately 42% is higher than the 36% for the same period in fiscal 2008 primarily due to net losses in international jurisdictions that have tax rates that are lower than U.S. statutory rates.  Our provision for income taxes during the second quarter of fiscal 2009 was approximately $3.3 million lower than in the same period in fiscal 2008 as a result of the decrease in operating income.

Six months Ended April 30, 2009 Compared to Six months Ended April 30, 2008

Sales and Service Fees.  Sales and service fees for the first half of fiscal 2009 were $48.8 million, a decrease of $70.4 million, or 59%, over the first half of fiscal 2008.  The decrease in sales and service fees was primarily the result of the current global recession.  Due to the effects of a stronger U.S. Dollar when translating foreign sales to U.S. Dollars for financial reporting purposes, sales and service fees for the first half of fiscal 2009 were approximately $6.1 million, or 5%, less than would have been the case if foreign sales had been translated at the same rate of exchange that was utilized for the first half of fiscal 2008.

The following tables set forth net sales (in thousands) by geographic region and product category for the first half of 2009 and 2008, respectively:

Net Sales and Service Fees by Geographic Region
	Six months ended April 30,				Change
	2009		2008		Amount	%
North America	$15,808	32.4%	$24,785	20.8%	$(8,977)	(36.2)%
Europe	31,102	63.7%	87,705	73.6%	(56,603)	(64.5)%
Asia Pacific	1,886	3.9%	6,718	5.6%	(4,832)	(72.0)%
Total	$48,796	100.0%	$119,208	100.0%	$(70,412)	(59.1)%

Sales were down sharply across all regions due to the worldwide recession that resulted in lower demand for our products combined with the significant decline in sales of our more expensive, higher-margin VMX machines, global competitive pricing pressures and fluctuations in currency exchange rates.

Net Sales and Service Fees by Product Category
	Six months ended April 30,				Change
	2009		2008		Amount	%

Computerized Machine Tools	$40,466	82.9%	$106,986	89.7%	$(66,520)	(62.2)%
Service Fees, Parts and Other	8,330	17.1%	12,222	10.3%	(3,892)	(31.9)%
Total	$48,796	100.0%	$119,208	100.0%	$(70,412)	(59.1)%

Sales of computerized machine tools during the first half of fiscal 2009 decreased 62% over the corresponding period in fiscal 2008. The decrease in sales of computerized machine tools was due to lower demand stemming from the worldwide recession, the significant decline in sales of our more expensive, higher-margin VMX machines, global competitive pricing pressures and fluctuations in currency exchange rates.

Orders. New order bookings in the first half of fiscal 2009, were $42.7 million, a decrease of $77.4 million, or 65%, over the prior year period.  Of that decrease, Europe, North America and Asia Pacific orders decreased $62.3 million, or 69%, $9.9 million, or 42%, and $5.2 million, or 77%, respectively.

Gross Margin.  Gross margin for the first half of fiscal 2009 was 28%, compared to 38% for the 2008 period.  The decrease in margin as a percentage of sales was primarily due to a lower sales volume, the decline in sales of higher-margin VMX machines in the European sales region, and global competitive pricing pressures.

Operating Expenses.  Selling, general and administrative expenses were $15.5 million for the first half of fiscal 2009, a reduction of $8.5 million from the 2008 period, reflecting various initiatives to reduce expenses that include management and employee pay reductions, workforce reductions, the suspension of corporate 401K matching contributions, and restriction on travel and other expenditures. The reduction in expenses also includes the favorable effect of a stronger U.S. Dollar in 2009 when translating foreign operating expenses for financial reporting purposes.

Operating Income (Loss).  The operating loss for the first half of fiscal 2009 was $1.8 million, or 4% of sales and service fees, compared to operating income of $21.1 million, or 18% of sales and service fees, for the prior year period.  The reduction in operating income (loss) year-over-year was primarily due to lower demand globally as a result of the worldwide recession, lower sales of VMX machines in the Europe sales region, and global competitive pricing pressures.

Other (Income) Expense, net.  The increase in other income of $2.5 million for the first half of fiscal 2009 compared to the same period in fiscal 2008 was primarily due to $2.2 million of net realized gains on hedge contracts closed before maturity due to forecasted reductions in production and sales for the next six months.

Income Taxes.  Our provision for income taxes during the first half of fiscal 2009 was $7.6 million lower than in the same period in fiscal 2008 as a result of the decrease in operating income.

LIQUIDITY AND CAPITAL RESOURCES

At April 30, 2009, we had cash of $27.9 million, compared to cash and short term investments of $33.1 million at October 31, 2008.  Cash used for operations totaled $893,000 for the quarter ended April 30, 2009 compared to $1.3 million in the prior year period.  Cash used for investing activities was $1.6 million for the second fiscal quarter of 2009 compared to cash provided by investing activities of $4.9 million for the prior year period, primarily due to the sale of auction rate securities in the prior year.  Approximately 67% of the $27.9 million of cash and cash equivalents is denominated in U.S. Dollars.  The remaining balances are held outside the U.S. in the local currencies of our various foreign entities and are subject to fluctuations in currency exchange rates.

Working capital, excluding cash and cash equivalents and short-term investments, was $69.5 million at April 30, 2009, compared to $67.1 million at October 31, 2008.  The $2.4 million increase in working capital was primarily driven by reduced accounts payable as a result of lower production levels and a reduction in accrued expenses.

We have a number of domestic and international credit facilities, including a $30.0 million unsecured revolving line of credit.  As of April 30, 2009, we had no borrowings outstanding under any of these facilities and were in compliance with all terms and conditions, including financial covenants.  One of the financial covenants applicable to the $30.0 million credit facility requires us to report consolidated net income of not less than $0 for four consecutive quarters on a rolling basis.  If we continue to report losses for the third and fourth quarters of the current fiscal year, we would not be permitted to borrow under our current loan agreement.

We believe our cash resources will permit us to stay committed to our strategic plan of product innovation and targeted penetration of developing markets.  In order to sustain profitability and cash flow during these current economic conditions we have significantly reduced production levels, removed overtime, reduced our work force, eliminated hiring and salary increases and reduced pay for select salaried employees by 5-10%.

Capital expenditures were primarily for purchases of equipment for our manufacturing facilities and software development costs.  We funded these expenditures with cash flow from operations.

As of April 30, 2009, we had no debt under any of our credit facilities.

We have an effective “shelf” registration statement on file with the SEC that allows us to offer and sell a variety of securities, including common stock, preferred stock, warrants, depositary shares and debt securities, up to an aggregate amount of $200.0 million, if and when authorized by the Board of Directors.  At present, we have no plans to offer or sell securities.

Although we have not made any significant acquisitions in the recent past and we have no present plans for acquisitions, we continue to receive information on businesses and assets, including intellectual property assets that are available for purchase.

NEW ACCOUNTING PRONOUNCEMENTS

There are no recently issued accounting pronouncements that we have yet to adopt that are expected to have a significant effect on our financial position, results of operations, or cash flows.

CRITICAL ACCOUNTING POLICIES

Our accounting policies, which are described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2008, require management to make significant estimates and assumptions using information available at the time the estimates are made. These estimates and assumptions significantly affect various reported amounts of assets, liabilities, revenues, and expenses.  If our future experience differs materially from these estimates and assumptions, our results of operations and financial condition would be affected. There were no material changes to our critical accounting policies during the first six months of fiscal 2009.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

There have been no material changes related to contractual obligations and commitments from the information provided in our Annual Report on Form 10-K for the fiscal year ended October 31, 2008.  As of April 30, 2009, our FIN 48 liabilities were $761,000. The periods in which the FIN 48 liabilities will be paid cannot be reliably estimated and are, therefore, excluded from our contractual obligations.  For additional information regarding FIN 48, see Note 12 of Notes to Condensed Consolidated Financial Statements.

OFF BALANCE SHEET ARRANGEMENTS

From time to time, our subsidiaries guarantee third party payment obligations in connection with the sale of certain machines to customers that use financing.  As of April 30, 2009, we had 51 outstanding third party guarantees totaling approximately $1.9 million.  The terms of our subsidiaries’ guarantees are consistent with the underlying customer financing terms.  Upon shipment, the customer has the risk of ownership, but does not obtain title until the machine is paid in full.  A retention of title clause allows us to recover the machine if the customer defaults on the lease.  We believe that the proceeds obtained from liquidation of the machine would cover any payments required by the guarantee.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

Certain statements made in this report constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from those expressed or implied by the statements. These risks, uncertainties and other factors include:

•	The impact of the current global economic recession on demand for our products and our customers’ access to credit and ability to pay us for the products they purchase;
•	The cyclical nature of the machine tool industry;
•	The risks of our international operations;
•	The limited number of our manufacturing sources;
•	The effects of changes in currency exchange rates;
•	Our dependence on new product development;
•	The need to make technological advances;
•	Competition with larger companies that have greater financial resources;
•	Changes in the prices of raw materials, especially steel and iron products;
•	Possible obsolescence of our technology;
•	Acquisitions that could disrupt our operations and affect operating results;
•	Impairment of our goodwill or other assets;
•	The need to protect our intellectual property assets;
•	The impact of the continuing downturn in the U.S. economy;
•	The impact of ongoing disruptions in the credit markets on our investment securities; and
•	The effect of the loss of key personnel.

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Interest on borrowings on our bank credit agreements are tied to prevailing U.S. and European interest rates.  At April 30, 2009, there were no outstanding borrowings under our bank credit agreements.

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

Forward contracts for the sale or purchase of foreign currencies as of April 30, 2009, which are designated as cash flow hedges under FASB SFAS 133 were as follows:

	Notional Amount	Weighted Avg.		Contract Amount at Forward Rates in U.S. Dollars
Forward Contracts	in Foreign Currency	Forward Rate		Contract Date	April 30, 2009	Maturity Dates
Sale Contracts:
Euro	15,230,000	1.3956		21,254,988	20,187,061	May 2009 – April 2010
Pound Sterling	900,000	1.5480		1,393,200	1,334,100	May 2009 – April 2010
Purchase Contracts:
New Taiwan Dollar	460,000,000	31.79	*	14,470,141	14,295,233	May 2009 – April 2010

*NT Dollars per U.S. Dollar

Forward contracts for the sale or purchase of foreign currencies as of April 30, 2009, which were entered into to protect against the effects of foreign currency fluctuations on receivables and payables and are not designated as hedges under SFAS 133 denominated in foreign currencies, were as follows:

				Contract Amount at Forward Rates in U.S. Dollars
Forward Contracts	Notional Amount in Foreign Currency	Weighted Avg. Forward Rate		Contract Date	April 30, 2009	Maturity Dates
Sale Contracts:
Euro	22,353,985	1.2965		28,981,941	29,631,999	May 2009 – January 2010
Pound Sterling	558,470	1.4434		806,096	827,769	May 2009 – June 2009
Canadian Dollar	275,431	.8218		226,349	230,834	May 2009 – June 2009
Singapore Dollar	8,481,355	1.5501		5,471,489	5,734,714	March 2010

Purchase Contracts:
New Taiwan Dollar	97,409,700	33.56	*	2,902,441	2,978,286	May 2009 – June 2009

* NT Dollars per U.S. Dollar

We are exposed to foreign currency exchange risk related to our investment in net assets in foreign countries.   To manage this risk, we entered into a forward contract on November 26, 2007 with a notional amount of €3.0 million.  We designated this forward contract as a hedge of our net investment in Euro denominated assets.  We selected the forward method under the guidance of the Derivatives Implementation Group Statement 133 Issue H8, “Foreign Currency Hedges: Measuring the Amount of Ineffectiveness in a Net Investment Hedge”. The forward method requires all changes in the fair value of the forward to be reported as a cumulative translation adjustment in Accumulated Other Comprehensive Loss, net of tax, in the same manner as the underlying hedged net assets. This forward contract matured on November 25, 2008 and we entered into a new forward contract for the same notional amount.  As of April 30, 2009, we had a realized gain of $355,000 and an unrealized loss of $58,000, net of tax, recorded as cumulative translation adjustments in Accumulated Other Comprehensive Loss, related to these forward contracts.

Forward contracts for the sale or purchase of foreign currencies as of April 30, 2009, which are designated as net investment hedges under SFAS 133 were as follows:

	Notional Amount	Weighted Avg.	Contract Amount at Forward Rates in U.S. Dollars
Forward Contracts	in Foreign Currency	Forward Rate	Contract Date	April 30, 2009	Maturity Date
Sale Contracts:

Euro	3,000,000	1.2936	3,880,800	3,975,960	November 2009

Item 4.  CONTROLS AND PROCEDURES

We carried out an evaluation under the supervision and with participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2009, pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended.  Based upon that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of the evaluation date.

There were no changes in our internal controls over financial reporting during the quarter ended April 30, 2009 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our annual meeting of the shareholders was held on March 19, 2009.  The election of eight directors to the Board of Directors was the only matter submitted to a vote.

The following table sets forth the results of voting for the election of the Board of Directors.

Election of Directors Name	Number of Votes FOR	Number of Votes WITHHELD	Abstentions or Broker Non-Votes
Stephen H. Cooper	5,345,701	226,524	848,626
Robert W. Cruickshank	4,825,587	746,638	848,626
Michael Doar	5,417,395	154,830	848,626
Philip James	5,411,556	160,669	848,626
Michael P. Mazza	5,419,695	152,530	848,626
Richard T. Niner	4,863,218	709,007	848,626
Charlie Rentschler	5,414,770	157,455	848,626
Janaki Sivanesan	5,378,649	193,576	848,626

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

June 5, 2009