Form 10-Q
period 2009-07-31
HURCO COMPANIES INC
filed 2009-09-04
CIK 315374

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended July 31, 2009 or
☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to _________.

Commission File No. 0-9143

HURCO COMPANIES, INC.
(Exact name of registrant as specified in its charter)

Indiana	35-1150732
(State or other jurisdiction of	(I.R.S. Employer Identification Number)
incorporation or organization)

One Technology Way
Indianapolis, Indiana	46268
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code      (317) 293-5309

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
Yes ☐  No ☒

The number of shares of the Registrant's common stock outstanding as of September 1, 2009 was 6,440,851.

HURCO COMPANIES, INC.
July 2009 Form 10-Q Quarterly Report

Table of Contents

Part I - Financial Information

PART I - FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

HURCO COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	July 31		July 31
	2009	2008	2009	2008
	(Unaudited)		(Unaudited)

Sales and service fees	$19,039	$57,318	$67,835	$176,526

Cost of sales and service	13,788	36,439	48,822	110,459

Gross profit	5,251	20,879	19,013	66,067

Selling, general and administrative expenses	7,200	11,829	22,747	35,881

Operating income (loss)	(1,949)	9,050	(3,734)	30,186

Interest expense	6	25	33	46

Interest income	36	154	185	436

Investment income	3	72	32	363

Other expense (income), net	(133)	471	(1,828)	1,311

Income (loss) before taxes	(1,783)	8,780	(1,722)	29,628

Provision (benefit) for income taxes	(552)	2,954	(564)	10,530

Net income (loss)	$(1,231)	$5,826	$(1,158)	$19,098

Earnings (loss) per common share

Basic	$(0.19)	$0.91	$(0.18)	$2.98
Diluted	$(0.19)	$0.90	$(0.18)	$2.96

Weighted average common shares outstanding

Basic	6,434	6,414	6,425	6,414
Diluted	6,434	6,439	6,425	6,445

The accompanying notes are an integral part of the condensed consolidated financial statements.

HURCO COMPANIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per-share data)

	July 31	October 31
	2009	2008
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$26,696	$26,394
Short-term investments	—	6,674
Accounts receivable, net	13,078	31,952
Inventories	65,284	66,368
Deferred income taxes	8,947	5,444
Derivative assets	161	12,463
Other	3,606	2,017
	117,772	151,312

Property and equipment:
Land	782	782
Building	7,127	7,127
Machinery and equipment	15,845	14,885
Leasehold improvements	1,754	1,765
	25,508	24,559
Less accumulated depreciation and amortization	(12,043)	(10,961)
	13,465	13,598
Non-current assets:
Software development costs, less accumulated amortization	6,265	5,711
Other assets	7,365	6,823
	$144,867	$177,444

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,340	$28,303
Derivative liabilities	3,522	2,692
Accrued expenses	9,727	20,134
	20,589	51,129

Non-current liabilities:
Deferred income taxes	2,071	2,056
Deferred credits and other obligations	916	782
Total liabilities	23,576	53,967

Shareholders’ equity:
Preferred stock: no par value per share; 1,000,000 shares authorized; no shares issued	—	—
Common stock: no par value; $.10 stated value per share; 13,250,000 shares authorized, and 6,440,851 and 6,420,851 shares issued and outstanding, respectively	644	642
Additional paid-in capital	51,917	51,690
Retained earnings	70,731	71,889
Accumulated other comprehensive loss	(2,001)	(744)
Total shareholders’ equity	121,291	123,477
	$144,867	$177,444

The accompanying notes are an integral part of the condensed consolidated financial statements.

HURCO COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended		Nine Months Ended
	July 31		July 31
	2009	2008	2009	2008
	(Unaudited)		(Unaudited)
Cash flows from operating activities:
Net income (loss)	$(1,231)	$5,826	$(1,158)	$19,098
Adjustments to reconcile net income (loss) to Net cash provided by (used for) operating activities:
Provision for doubtful accounts	329	(22)	845	(163)
Deferred income tax provision	217	(310)	(1,029)	(956)
Equity in (income) loss of affiliates	125	(40)	213	(11)
Foreign currency gain (loss)	(4,366)	104	(5,227)	(3,896)
Unrealized gain (loss) on derivatives	1,232	(800)	5,248	(675)
Depreciation and amortization	846	777	2,451	2,190
Stock-based compensation	72	364	186	478
Change in assets and liabilities:
(Increase) decrease in accounts receivable	3,442	3,742	19,337	(2,541)
(Increase) decrease in inventories	2,905	(6,143)	6,405	(10,290)
Decrease in accounts payable	(3,672)	(826)	(21,185)	(1,559)
Increase (decrease) in accrued expenses	(1,925)	2,144	(11,231)	(1,826)
Net change in derivative assets and liabilities	(153)	1,051	3,502	999
Other	874	(311)	(2,065)	(275)
Net cash provided by (used for) operating activities	(1,305)	5,556	(3,708)	573

Cash flows from investing activities:
Proceeds from sale of property and equipment	24	—	245	12
Purchase of property and equipment	(169)	(1,306)	(1,497)	(3,061)
Purchase of investments	—	—	—	(9,100)
Sale of investments	—	1,725	6,674	12,075
Software development costs	(472)	(236)	(1,463)	(395)
Other investments	(7)	(334)	(901)	(73)
Net cash provided by (used for) investing activities	(624)	(151)	3,058	(542)

Cash flows from financing activities:
Tax benefit from exercise of stock options	—	—	—	36
Proceeds from exercise of common stock options	43	—	43	151
Net cash provided by financing activities	43	—	43	187

Effect of exchange rate changes on cash	732	34	909	1,070

Net increase (decrease) in cash and cash equivalents	(1,154)	5,439	302	1,288

Cash and cash equivalents at beginning of period	27,850	25,609	26,394	29,760

Cash and cash equivalents at end of period	$26,696	$31,048	$26,696	$31,048

The accompanying notes are an integral part of the condensed consolidated financial statements.

HURCO COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
For the nine months ended July 31, 2009 and 2008

(In thousands, except Shares Issued and Outstanding)	Common Stock		Additional		Accumulated Other Comprehensive
	Shares Issued & Outstanding	Amount	Paid-In Capital	Retained Earnings	Income (Loss)	Total

Balances, October 31, 2007	6,392,220	$639	$50,971	$49,369	$(3,376)	$97,603

Net income	—	—	—	19,098	—	19,098

Translation of foreign currency financial statements	—	—	—	—	2,261	2,261

Unrealized loss on derivative instruments, net of tax	—	—	—	—	(483)	(483)

Unrealized loss on investments, net of tax	—	—	—	—	(202)	(202)

Comprehensive income						20,674

Exercise of common stock options	28,631	3	148	—	—	151

Tax benefit from exercise of stock options	—	—	36	—	—	36

Stock-based compensation	—	—	478	—	—	478

Balances, July 31, 2008 (Unaudited)	6,420,851	$642	$51,633	$68,467	$(1,800)	$118,942

Balances, October 31, 2008	6,420,851	$642	$51,690	$71,889	$(744)	$123,477

Net loss	—	—	—	(1,158)	—	(1,158)

Translation of foreign currency financial statements	—	—	—	—	2,346	2,346

Unrealized loss on derivative instruments, net of tax	—	—	—	—	(3,805)	(3,805)

Reversal of unrealized loss on investments, net of tax	—	—	—	—	202	202

Comprehensive loss						(2,415)

Exercise of common stock options	20,000	2	41	—	—	43

Stock-based compensation	—	—	186	—	—	186

Balances, July 31, 2009 (Unaudited)	6,440,851	$644	$51,917	$70,731	$(2,001)	$121,291

The accompanying notes are an integral part of the condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	GENERAL

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

The condensed financial information as of July 31, 2009 and for the three and nine months ended July 31, 2009 and July 31, 2008 is unaudited; however, in our opinion, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary to present fairly our consolidated financial position, results of operations, changes in shareholders’ equity and cash flows at the end of the interim periods.  We suggest that you read these condensed consolidated financial statements in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended October 31, 2008.

In May 2009, we adopted FASB Statement No. 165, “Subsequent Events” (“SFAS 165”), which is effective for interim and annual periods ending after June 15, 2009.  SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  The statement introduces new terminology but is based on the same principles that previously existed in the auditing standards.  SFAS 165 requires disclosure of the date through which we have evaluated subsequent events and whether that date represents the date the financial statements were issued or the date the financial statements were available to be issued.  We issued our financial statements by filing with the Securities Exchange Commission on September 4, 2009, for the third quarter ended July 31, 2009 and we have evaluated subsequent events through the time of the filing.

2.	SHORT-TERM INVESTMENTS

As of October 31, 2008 we held $6.7 million face amount of auction rate securities, which represented indirect interest in student loan obligations and municipal bonds.  These securities were intended to provide liquidity via an auction process that would reset the applicable interest rate at predetermined intervals, allowing a holder to either roll over the investment or to sell the securities at par value.  We classified our auction rate securities as “available for sale” in accordance with the provisions of FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities”.

During the second quarter of fiscal 2008, we recorded an unrealized loss of $202,000 on our investment in these securities, net of tax, in Accumulated Other Comprehensive Loss, as we had concluded there was a temporary decline in the estimated fair value of the securities.  In the first quarter of fiscal 2009, we sold all of our holdings of auction rate securities at par value and, accordingly, we reversed our previously–recorded unrealized loss on the securities.  As a result, no gain or loss was recognized in our statement of operations for the nine months ended July 31, 2009, on the sale of the securities.

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

We operate on a global basis and are exposed to the risk that our financial condition, results of operations and cash flows could be adversely affected by changes in foreign currency exchange rates.  To reduce the potential effects of foreign exchange rate movements on our net equity investment in one of our foreign subsidiaries, gross profit and net earnings, we enter into derivative financial instruments in the form of foreign exchange forward contracts with a major financial institution.  We are primarily exposed to foreign currency exchange rate risk with respect to transactions and net assets denominated in Euros, Pounds Sterling, Canadian Dollars, Singapore Dollars and New Taiwan Dollars.

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

For forward contracts outstanding as of July 31, 2009, we have obligations to purchase Euros and Pounds Sterling and sell New Taiwan Dollars at set maturity dates ranging from August 2009 through July 2010.  The contract amount at forward rates in U.S. Dollars at July 31, 2009 to purchase Euros and Pounds Sterling was $16.3 million and $1.7 million, respectively.  The contract amount at forward rates in U.S. Dollars to sell New Taiwan Dollars was $11.9 million at July 31, 2009.  At July 31, 2009, we had approximately $25,000 of gains, net of tax, related to cash flow hedges deferred in Accumulated Other Comprehensive Loss.  Of this amount, $552,000 represents unrealized losses, net of tax, related to cash flow hedge instruments that remain subject to currency fluctuation risk.  These deferred losses will be recorded as an adjustment to Cost of Sales in periods through July 2010, in which the corresponding inventory that is the subject of the related hedge contract is sold, as described above.

We are also exposed to foreign currency exchange risk related to our investment in net assets in foreign countries.   To manage this risk, we entered into a forward contract on November 26, 2007 with a notional amount of €3.0 million.  We designated this forward contract as a hedge of our net investment in Euro denominated assets.  We selected the forward method under the guidance of the Derivatives Implementation Group Statement 133 Issue H8, “Foreign Currency Hedges: Measuring the Amount of Ineffectiveness in a Net Investment Hedge”. The forward method requires all changes in the fair value of the forward to be reported as a cumulative translation adjustment in Accumulated Other Comprehensive Loss, net of tax, in the same manner as the underlying hedged net assets. This forward contract matured on November 25, 2008 and we entered into a new forward contract for the same notional amount that is set to mature in November 2009.  At July 31, 2009, we had $355,000 of realized gains and $245,000 of unrealized losses, net of tax, recorded as cumulative translation adjustments in Accumulated Other Comprehensive Loss related to these forward contracts.

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

For forward contracts outstanding as of July 31, 2009, we have obligations to purchase Euros, Pounds Sterling, Canadian Dollars and Singapore Dollars and sell New Taiwan Dollars at set maturity dates ranging from August 2009 through March 2010.  The contract amounts at forward rates in U.S. Dollars at July 31, 2009 to purchase Euros, Pounds Sterling, Canadian Dollars and Singapore Dollars totaled $33.1 million.  The contract amount at forward rates in U.S. Dollars to sell New Taiwan Dollars was $905,000 at July 31, 2009.

Fair Value of Derivative Instruments

We recognize the fair value of derivative instruments as assets and liabilities on a gross basis on our Condensed Consolidated Balance Sheet.  As of July 31, 2009 and October 31, 2008, all derivative instruments were recorded at fair value on the balance sheet as follows (in thousands):

	2009		2008
	Balance Sheet	Fair	Balance Sheet	Fair
Derivatives	Location	Value	Location	Value

Designated as Hedging Instruments:
Foreign exchange forward contracts	Derivative assets	$161	Derivative assets	$9,733
Foreign exchange forward contracts	Derivative liabilities	$1,448	Derivative liabilities	$2,568

Not Designated as Hedging Instruments:
Foreign exchange forward contracts	Derivative assets	$—	Derivative assets	$2,730
Foreign exchange forward contracts	Derivative liabilities	$2,074	Derivative liabilities	$124

Effect of Derivative Instruments on the Condensed Consolidated Balance Sheets, Statements of Changes in Shareholders’ Equity and Statements of Operations

Derivative instruments had the following effects on our Condensed Consolidated Balance Sheets, Statements of Changes in Shareholders’ Equity and Statements of Operations, net of tax during the quarter ended July 31, 2009 and 2008 (in thousands):

Derivatives	Amount of Gain Recognized in Other Comprehensive Income		Location of Gain (Loss) Reclassified from Other Comprehensive Income	Amount of Gain (Loss) Reclassified from Other Comprehensive Income
	7/31/09	7/31/08		7/31/09	7/31/08
Designated as Hedging Instruments:
(Effective Portion)

Foreign exchange forward contracts	$134	$3,126	Cost of sales and service	$687	$(978)

(Ineffective Portion)
Foreign exchange forward contracts	N/A	N/A	Other income (expense)	$225	$—

	Location of Loss	Amount of Loss
Derivatives	Recognized in Operations	Recognized in Operations
		7/31/09	7/31/08
Not Designated as Hedging Instruments:

Foreign exchange forward contracts	Other income (expense)	$(2,485)	$(170)

4.	STOCK OPTIONS

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

During the first nine months of fiscal 2009 and 2008, we recorded approximately $186,000 and $478,000, respectively, of stock-based compensation expense related to grants under the plans.  As of July 31, 2009, there was approximately $223,000 of total unrecognized stock-based compensation cost that we expect to recognize by the end of fiscal 2014.

During the first nine months of fiscal 2009, options to purchase 20,000 shares were exercised, resulting in cash proceeds of approximately $43,000 and no additional tax benefit, compared to 28,631 shares exercised in the first nine months of the prior year period resulting in cash proceeds of approximately $151,000 and an additional tax benefit of approximately $36,000.

On April 16, 2009, the Compensation Committee granted a total of 21,000 options under the 2008 Plan to three new employees.  The fair value of the options was estimated on the date of grant using a Black-Scholes valuation model with assumptions for expected volatility based on the historical volatility of our common stock, the contractual term of the options and a risk-free interest rate based upon the five-year U.S. Treasury yield as of the date of grant.  The options granted to the employees vest over a five-year period beginning one year from the date of grant.  Based upon the foregoing factors, the grant date fair value of the options was determined to be $8.62 per share.

A summary of stock option activity for the nine-month period ended July 31, 2009, is as follows:

	Stock Options	Weighted Average Exercise Price

Outstanding at October 31, 2008	64,369	$20.29

Options granted	21,000	14.88
Options exercised	20,000	2.15
Options cancelled	—	—

Outstanding at July 31, 2009	65,369	$24.11

The aggregate intrinsic value of exercised stock options was $347,000 for the nine-month period ended July 31, 2009, and $685,000 for the nine-month period ended July 31, 2008. The intrinsic value of a stock option is calculated as the difference between the stock price as of July 31 and the exercise price of the option.

Summarized information about outstanding stock options as of July 31, 2009, that are already vested and those that are expected to vest, as well as stock options that are currently exercisable, is as follows:

	Options Already Vested and Expected to Vest	Options Currently Exercisable

Number of outstanding options	65,369	34,369

Weighted average remaining contractual life (years)	7.66	6.46
Weighted average exercise price per share	$24.11	$28.99

Intrinsic value	$106,000	$9,000

5.	EARNINGS PER SHARE

Basic and diluted earnings per common share are based on the weighted average number of shares of our common stock outstanding.  Diluted earnings per common share give effect to shares underlying outstanding stock options using the treasury method.  The dilutive number of shares for the nine months ended July 31, 2009 and 2008 was 0 and 31,000, respectively.

6.	ACCOUNTS RECEIVABLE

Accounts receivable are net of allowances for doubtful accounts of $625,000 as of July 31, 2009 and $678,000 as of October 31, 2008.

7.	INVENTORIES

Inventories, priced at the lower of cost (first-in, first-out method) or market, are summarized below (in thousands):

	July 31, 2009	October 31, 2008
Purchased parts and sub-assemblies	$14,171	$13,098
Work-in-process	3,914	11,243
Finished goods	47,199	42,027
	$65,284	$66,368

8.	SEGMENT INFORMATION

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

9.	GUARANTEES AND WARRANTIES

From time to time, our subsidiaries guarantee third party payment obligations in connection with the sale of certain machines to customers that use lease financing.  As of July 31, 2009, we had 56 outstanding third party guarantees totaling approximately $2.5 million. The terms of our subsidiaries’ guarantees are consistent with the underlying customer financing terms. Upon shipment, the customer has the risk of ownership, but does not obtain title until the machine lease is paid in full.  A retention of title clause allows us to recover the machine if the customer defaults on the lease. We accrue for potential liabilities under these guarantees when we believe a loss is probable and can be estimated.  The accrual recorded at July 31, 2009 and October 31, 2008 was not material.

We provide warranties on our products with respect to defects in material and workmanship. The terms of these warranties are generally one year for machine labor and service parts.  We recognize a liability with respect to this obligation at the time of product sale, with subsequent warranty claims recorded against the liability. The amount of the warranty liability is determined based on historical trend experience and any known warranty issues that could cause future warranty costs to differ from historical experience.  The warranty liability may vary due to changes in sales volume, product mix and sales by region.  A reconciliation of the changes in our warranty liability is as follows (in thousands):

	Nine months ended
	July 31, 2009	July 31, 2008
Balance, beginning of period	$2,536	$2,449
Provision for warranties during the period	611	2,447
Charges to the reserve	(1,534)	(2,020)
Impact of foreign currency translation	22	135
Balance, end of period	$1,635	$3,011

10.	COMPREHENSIVE INCOME

A reconciliation of our net income to comprehensive income was as follows (in thousands):
	Three months ended
	July 31, 2009	July 31, 2008
Net income (loss)	$(1,231)	$5,826
Translation of foreign currency financial statements	2,190	(23)
Unrealized gain (loss) on derivative instruments, net of tax	(1,700)	212
Comprehensive income (loss)	$(741)	$6,015

11.	DEBT AGREEMENTS

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

As of July 31, 2009 and October 31, 2008, we had no debt or borrowings outstanding under our domestic or European credit facilities and no outstanding letters of credit issued to non-U.S. suppliers for inventory purchase commitments.  As of July 31, 2009, we had unutilized credit facilities of $36.9 million available for either direct borrowings or commercial letters of credit.

12.	INCOME TAXES

On November 1, 2007, we adopted the provisions of Financial Accounting Standards Board Interpretation No. 48 "Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109," ("FIN 48").  Our balance of unrecognized tax benefits as of July 31, 2009 and October 31, 2008 was approximately $629,000 and $613,000, respectively, which included accrued interest.

We recognize accrued interest and penalties related to unrecognized tax benefits as components of our income tax provision.  As of July 31, 2009, the gross amount of accumulated interest accrued and reported in other liabilities was approximately $88,000.

We file U.S. federal and state income tax returns, as well as tax returns in several foreign jurisdictions.  The statute of limitations will expire between March 2010 and July 2010 with respect to unrecognized tax benefits related to FIN 48.

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

In accordance with SFAS 157, the following table represents the fair value hierarchy for our financial assets and liabilities measured at fair value as of July 31, 2009 (in thousands):

	Level I	Level II	Level III	Total
Assets:
Derivative Assets	$—	$161	$—	$161

	Level I	Level II	Level III	Total
Liabilities:
Derivative Liabilities	$—	$3,522	$—	$3,522

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

The market for machine tools is international in scope.  We have both significant foreign sales and foreign manufacturing operations.  During fiscal 2008, more than 75% of our revenues were attributable to customers located abroad.  That percentage has since decreased to approximately 68%, due primarily to deterioration of the European and Asian markets for machine tool products as a result of the global recession.  We sell our products through more than 100 independent agents and distributors in countries throughout North America, Europe and Asia.  We also have our own direct sales and service organizations in Canada, China, France, Germany, Italy, Poland, Spain, Singapore, South Africa, and the United Kingdom.  Our machine tools are manufactured in Taiwan to our specifications by our wholly owned subsidiary, Hurco Manufacturing Limited (HML).

Our sales to foreign customers are denominated, and payments by those customers are made, in the prevailing currencies—primarily the Euro and Pound Sterling—in the countries in which those customers are located. Our product costs are incurred and paid primarily in the New Taiwan Dollar and the U.S. Dollar.  Changes in currency exchange rates may have a material effect on our operating results and consolidated balance sheets as reported under U.S. Generally Accepted Accounting Principles.  For example, when the U.S. Dollar strengthens in value relative to a foreign currency, as has been the case since the beginning of fiscal 2009, sales made, and expenses incurred, in that currency when translated to U.S. Dollars for reporting in our financial statements, are lower than would be the case when the U.S. Dollar is weaker.  In our comparison of period-to-period results, we discuss the effect of currency translation on those results.

Our high levels of foreign manufacturing and sales also subject us to cash flow risks due to fluctuating currency exchange rates.  We seek to mitigate those risks through the use of various derivative instruments – principally foreign currency forward exchange contracts.

We experienced significant growth in our sales and earnings between the beginning of fiscal 2003 and the end of fiscal 2008.  The primary drivers of this growth were the strong worldwide demand for machine tools during that period, the expansion of our product line to include higher-price and higher-margin products, increased customer acceptance of our products and the strength of our selling and manufacturing operations outside the United States.

Since the beginning of fiscal 2009, our operating results have been adversely affected by the ongoing global recession.  During periods of adverse economic conditions, manufacturers and suppliers of capital goods, such as our company, are often the first to experience reductions in demand, as their customers defer or eliminate investments in capital equipment.  Additionally, during the current recession, customers who might otherwise want to purchase capital goods have found it difficult to obtain financing due to disruptions in the credit markets.  During fiscal 2009, these conditions have had the greatest impact on our European sales region, the primary market for our more expensive, higher-margin machines.  As a result, we experienced overall declines of 62% in sales and 65% in orders during the first three quarters of fiscal 2009 in comparison to the same period of fiscal 2008, and our European sales region experienced declines of 67% in sales and 70% in orders.

In response to these adverse market conditions, we have implemented various initiatives to reduce expenses, including management and employee pay reductions, workforce reductions, the suspension of corporate 401K matching contributions and restrictions on travel expenditures, while staying committed to our strategic plan of product innovation and penetration of developing markets.   Monthly unit production levels for the third and fourth quarters of fiscal 2009 have been reduced by more than 80% from fiscal 2008 levels in an effort to decrease inventories.

We believe that our cash position and lack of outstanding debt provide us with the capability to weather the current global economic recession.

RESULTS OF OPERATIONS

Three Months Ended July 31, 2009 Compared to Three Months Ended July 31, 2008

Sales and Service Fees.  Sales and service fees for the third quarter of fiscal 2009 were $19.0 million, a decrease of $38.3 million, or 67%, from the third quarter of fiscal 2008.  The drop of third quarter revenues was primarily the result of the adverse impact of the global economic recession on demand for machine tools.  A stronger U.S. Dollar when translating foreign sales to U.S. Dollars for financial reporting purposes during the 2009 period accounted for approximately $1.7 million of the decrease.

The following tables set forth net sales (in thousands) by geographic region and product category for the third quarter of 2009 and 2008, respectively:

Net Sales and Service Fees by Geographic Region
	Three months ended July 31,				Change
	2009		2008		Amount	%
North America	$5,809	30.5%	$10,643	18.6%	$(4,834)	(45.4)%
Europe	11,777	61.9%	43,071	75.1%	(31,294)	(72.7)%
Asia Pacific	1,453	7.6%	3,604	6.3%	(2,151)	(59.7)%
Total	$19,039	100.0%	$57,318	100.0%	$(38,279)	(66.8)%

The decrease in sales was primarily driven by lower volume, particularly for higher priced VMX machines (which are principally marketed in the European sales region), and continued pricing pressures globally.  Unit shipments decreased in the North America, Europe and Asia Pacific sales regions by 51%, 68% and 57%, respectively.

Net Sales and Service Fees by Product Category
	Three months ended July 31,				Change
	2009		2008		Amount	%
Computerized Machine Tools	$15,552	81.7%	$50,991	89.0%	$(35,439)	(69.5)%
Service Fees, Parts and Other	3,487	18.3%	6,327	11.0%	(2,840)	(44.9)%
Total	$19,039	100.0%	$57,318	100.0%	$(38,279)	(66.8)%

Unit sales of computerized machine tools during the third quarter of fiscal 2009 decreased by 62% from the corresponding period in fiscal 2008.

Orders. New order bookings in the third quarter of fiscal 2009, were $17.9 million, a decrease of $34.5 million, or 66%, compared to the prior year period, while unit orders declined by 63%.  Orders in the North America, Europe and Asia Pacific regions decreased $5.4 million, or 50%, $27.3 million, or 71%, and $1.8 million, or 61%, respectively.  The impact of currency translation on new orders booked in the third quarter was consistent with the impact on sales.

Gross Profit.  Gross margin for the third quarter of fiscal 2009 was 28%, compared to 36% for the 2008 period.  The decrease in margin as a percentage of sales was primarily due to lower sales of higher-margin VMX machines in the European sales region, the impact of fixed costs on lower sales volume, and competitive pricing pressures on a global basis.

Operating Expenses.  Selling, general and administrative expenses were $7.2 million, a decrease of $4.6 million, or 39%, from the corresponding period in 2008, reflecting lower sales commissions, the benefit of cost reduction initiatives, and the favorable effect of a stronger U.S. Dollar in 2009 when translating foreign operating expenses to U.S. Dollars for financial reporting purposes.

Operating Income (Loss).  The operating loss for the third quarter of fiscal 2009 was $1.9 million compared to operating income of $9.1 million for the prior year period.  The reduction in operating income year-over-year was primarily due to the reduction in sales, primarily those for the higher-margin VMX machines in the European sales region, and global competitive pricing pressures.

Other (Income) Expense, net.  The increase in other income of $0.6 million was primarily due to net realized gains on hedge contracts closed before maturity due to forecasted reductions in production and sales, and unrealized gains from foreign currency fluctuations on payables and receivables, net of foreign currency forward exchange contracts.   These net gains were partially offset by a loss in our equity investment of an affiliated Taiwan contract manufacturer.

Income Taxes.  Our effective tax rate for the third quarter of fiscal 2009 was 31% in comparison to 34% for the same period in fiscal 2008.  Our provision for income taxes during the third quarter of fiscal 2009 was approximately $3.5 million lower than in the same period in fiscal 2008 as a result of the decrease in operating income before income taxes.

Nine months Ended July 31, 2009 Compared to Nine months Ended July 31, 2008

Sales and Service Fees.  Sales and service fees for the first nine months of fiscal 2009 were $67.8 million, a decrease of $108.7 million, or 62%, over the first nine months of fiscal 2008.  The decrease in sales and service fees was primarily the result of the adverse impact of the current global recession on demand for machine tools.  A stronger U.S. Dollar when translating foreign sales to U.S. Dollars for financial reporting purposes during the 2009 period accounted for approximately $7.9 million of the decrease.

The following tables set forth net sales (in thousands) by geographic region and product category for the first nine months of 2009 and 2008, respectively:

Net Sales and Service Fees by Geographic Region
	Nine months ended July 31,				Change
	2009		2008		Amount	%
North America	$21,618	31.9%	$35,427	20.1%	$(13,809)	(39.0)%
Europe	42,879	63.2%	130,776	74.1%	(87,897)	(67.2)%
Asia Pacific	3,338	4.9%	10,323	5.8%	(6,985)	(67.7)%
Total	$67,835	100.0%	$176,526	100.0%	$(108,691)	(61.6)%

The decrease in sales was primarily driven by lower volume, particularly for higher priced VMX machines (which are principally marketed in the European sales region), and continued pricing pressures globally.

Net Sales and Service Fees by Product Category
	Nine months ended July 31,				Change
	2009		2008		Amount	%

Computerized Machine Tools	$56,019	82.6%	$157,977	89.5%	$(101,958)	(64.5)%
Service Fees, Parts and Other	11,816	17.4%	18,549	10.5%	(6,733)	(36.3)%
Total	$67,835	100.0%	$176,526	100.0%	$(108,691)	(61.6)%

Unit sales of computerized machine tools during the first nine months of fiscal 2009 decreased by 58% from the corresponding period in fiscal 2008.

Orders. New order bookings in the first nine months of fiscal 2009, were $60.6 million, a decrease of $111.9 million, or 65%, over the prior year period.  Of that decrease, North America, Europe, and Asia Pacific orders decreased $15.3 million, or 45%, $89.6 million, or 70%, and $7.1 million, or 72%, respectively.

Gross Profit.  Gross margin for the first nine months of fiscal 2009 was 28%, compared to 37% for the 2008 period.  The decrease in margin as a percentage of sales was primarily due to a lower sales of higher-margin VMX machines in the European sales region, the impact of fixed costs on lower sales volume, and global competitive pricing pressures.

Operating Expenses.  Selling, general and administrative expenses were $22.7 million for the first nine months of fiscal 2009, a reduction of $13.1 million, or 37%, from the 2008 period, reflecting various initiatives to reduce expenses that have included management and employee pay reductions, workforce reductions, the suspension of corporate 401K matching contributions, and restriction of travel and other expenditures. The reduction in expenses also included the favorable effect of a stronger U.S. Dollar in 2009 when translating foreign operating expenses to U.S. Dollars for financial reporting purposes.

Operating Income (Loss).  The operating loss for the first nine months of fiscal 2009 was $3.7 million compared to operating income of $30.2 million, for the prior year period.  The reduction in operating income (loss) year-over-year was primarily due the reduction in sales, primarily those for higher-margin VMX machines in the European sales region, and global competitive pricing pressures.

Other (Income) Expense, net.  The increase in other income of $3.1 million was primarily due to net realized gains on hedge contracts closed before maturity due to forecasted reductions in production and sales, and unrealized gains from foreign currency fluctuations on payables and receivables, net of foreign currency forward exchange contracts.   These net gains were partially offset by a loss in our equity investment of an affiliated Taiwan contract manufacturer.

Income Taxes.  Our provision for income taxes during the first nine months of fiscal 2009 was $11.1 million lower than in the same period in fiscal 2008 as a result of the decrease in operating income before income taxes.

LIQUIDITY AND CAPITAL RESOURCES

At July 31, 2009, we had cash of $26.7 million, compared to cash and short term investments of $33.1 million at October 31, 2008.  Approximately 66% of the $26.7 million of cash and cash equivalents is denominated in U.S. Dollars.  The remaining balances are held outside the U.S. in the local currencies of our various foreign entities and are subject to fluctuations in currency exchange rates.

Working capital, excluding cash and cash equivalents and short-term investments, was $70.5 million at July 31, 2009, compared to $67.1 million at October 31, 2008.  The $3.4 million increase in working capital was primarily driven by reduced accounts payable as a result of lower production levels and a reduction in accrued expenses.

We have a number of domestic and international credit facilities, including a $30.0 million unsecured revolving line of credit.  As of July 31, 2009, we had no borrowings outstanding under any of these facilities and were in compliance with all terms and conditions, including financial covenants.  One of the financial covenants applicable to the $30.0 million credit facility requires us to report consolidated net income of not less than $0 for four consecutive quarters on a rolling basis.  If we continue to report losses for the fourth quarter of the current fiscal year, we would not be permitted to borrow under our loan agreement.

We believe our cash resources will permit us to stay committed to our strategic plan of product innovation and targeted penetration of developing markets.  In order to minimize losses and sustain cash flow during these current economic conditions we have significantly reduced our production levels, eliminated overtime, reduced our work force, eliminated hiring and salary increases and reduced pay for salaried employees by 5-10%.

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

Although we have not made any significant acquisitions in the recent past and we have no present plans for acquisitions, we continue to receive and review information on businesses and assets, including intellectual property assets, which are available for purchase.

NEW ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141R”), which is a revision of SFAS No. 141 “Business Combinations.”  SFAS 141R changes the way in which we will account for business combinations as it introduces new purchase accounting concepts, expands the use of fair value accounting related to business combinations and changes the subsequent period accounting for certain acquired assets and liabilities, and among other things, includes a substantial number of new disclosure requirements. SFAS 141R will be applied prospectively on business combinations with acquisition dates in fiscal years beginning on or after December 15, 2008.  SFAS 141R may have a material impact on future acquisitions.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB 51” (“SFAS 160”). SFAS 160 changes the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity.  SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008 and interim periods within those fiscal years. We do not expect that the adoption of SFAS No. 160 will have a material impact on our consolidated financial statements or results of operations.

In April 2009, the FASB issued FASB Staff Position (FSP) FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” which amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” and Accounting Principles Board (APB) Opinion No. 28, “Interim Financial Reporting”. The FSP requires the SFAS No. 107 disclosures about the fair value of financial instruments to be presented in interim financial statements in addition to annual financial statements. The FSP is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The adoption of the FSP does not impact on our consolidated financial statements or results of operations.

CRITICAL ACCOUNTING POLICIES

Our accounting policies, which are described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2008, require management to make significant estimates and assumptions using information available at the time the estimates are made. These estimates and assumptions significantly affect various reported amounts of assets, liabilities, revenues, and expenses.  If our future experience differs materially from these estimates and assumptions, our results of operations and financial condition would be affected. There were no material changes to our critical accounting policies during the first nine months of fiscal 2009.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

There have been no material changes related to contractual obligations and commitments from the information provided in our Annual Report on Form 10-K for the fiscal year ended October 31, 2008.  As of July 31, 2009, our FIN 48 liabilities were $629,000. The periods in which the FIN 48 liabilities will be paid cannot be reliably estimated and are, therefore, excluded from our contractual obligations.  For additional information regarding FIN 48, see Note 12 of Notes to Condensed Consolidated Financial Statements.

OFF BALANCE SHEET ARRANGEMENTS

From time to time, our subsidiaries guarantee third party payment obligations in connection with the sale of certain machines to customers that use financing.  As of July 31, 2009, we had 56 outstanding third party guarantees totaling approximately $2.5 million.  The terms of our subsidiaries’ guarantees are consistent with the underlying customer financing terms.  Upon shipment, the customer has the risk of ownership, but does not obtain title until the machine is paid in full.  A retention of title clause allows us to recover the machine if the customer defaults on the lease.  We accrue for potential liabilities under these guarantees when we believe a loss is probable and can be estimated.  The accrual recorded at July 31, 2009 and October 31, 2008 was not material.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Interest on borrowings on our bank credit agreements are tied to prevailing U.S. and European interest rates.  At July 31, 2009, there were no outstanding borrowings under our bank credit agreements.

Foreign Currency Exchange Risk

In fiscal 2008, we derived more than 75% of our revenues from foreign markets.  All of our computerized machine tools and computer control systems, as well as certain proprietary service parts, are sourced by our U.S.-based engineering and manufacturing division and re-invoiced to our foreign sales and service subsidiaries, primarily in their functional currencies.

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

Forward contracts for the sale or purchase of foreign currencies as of July 31, 2009, which are designated as cash flow hedges under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) were as follows:

	Notional Amount	Weighted Avg.		Contract Amount at Forward Rates in U.S. Dollars
Forward Contracts	in Foreign Currency	Forward Rate		Contract Date	July 31, 2009	Maturity Dates
Sale Contracts:
Euro	11,460,000	1.3616		15,604,300	16,338,052	August 2009 – July 2010
Pound Sterling	1,010,000	1.5451		1,560,527	1,685,358	August 2009 – July 2010
Purchase Contracts:
New Taiwan Dollar	385,000,000	32.17	*	11,966,203	11,932,606	August 2009 – July 2010

*NT Dollars per U.S. Dollar

Forward contracts for the sale or purchase of foreign currencies as of July 31, 2009, which were entered into to protect against the effects of foreign currency fluctuations on receivables and payables and are not designated as hedges under SFAS 133 denominated in foreign currencies, were as follows:

	Notional Amount in	Weighted Avg.		Contract Amount at Forward Rates in U.S. Dollars
Forward Contracts	Foreign Currency	Forward Rate		Contract Date	July 31, 2009	Maturity Dates
Sale Contracts:
Euro	18,814,156	1.3366		25,147,001	26,816,607	August 2009 – February 2010
Pound Sterling	396,826	1.6454		652,937	662,274	August 2009 – September 2009
Canadian Dollar	137,623	.9243		127,205	127,555	August 2009
Singapore Dollar	7,916,763	1.5501		5,107,259	5,500,555	March 2010

Purchase Contracts:
New Taiwan Dollar	29,590,669	32.68	*	905,428	904,534	August 2009

* NT Dollars per U.S. Dollar

We are exposed to foreign currency exchange risk related to our investment in net assets in foreign countries.   To manage this risk, we entered into a forward contract on November 26, 2007 with a notional amount of €3.0 million.  We designated this forward contract as a hedge of our net investment in Euro denominated assets.  We selected the forward method under the guidance of the Derivatives Implementation Group Statement 133 Issue H8, “Foreign Currency Hedges: Measuring the Amount of Ineffectiveness in a Net Investment Hedge”. The forward method requires all changes in the fair value of the forward to be reported as a cumulative translation adjustment in Accumulated Other Comprehensive Loss, net of tax, in the same manner as the underlying hedged net assets. This forward contract matured on November 25, 2008 and we entered into a new forward contract for the same notional amount.  As of July 31, 2009, we had a realized gain of $355,000 and an unrealized loss of $245,000, net of tax, recorded as cumulative translation adjustments in Accumulated Other Comprehensive Loss, related to these forward contracts.

Forward contracts for the sale or purchase of foreign currencies as of July 31, 2009, which are designated as net investment hedges under SFAS 133 were as follows:

	Notional Amount	Weighted Avg.	Contract Amount at Forward Rates in U.S. Dollars
Forward Contracts	in Foreign Currency	Forward Rate	Contract Date	July 31, 2009	Maturity Date
Sale Contracts:
Euro	3,000,000	1.2936	3,880,800	4,275,990	November 2009

Item 4. CONTROLS AND PROCEDURES

We carried out an evaluation under the supervision and with participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2009, pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended.  Based upon that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of the evaluation date.

There were no changes in our internal controls over financial reporting during the quarter ended July 31, 2009 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6.	EXHIBITS

3.1	Amended and Restated Bylaws of Hurco Companies, Inc. (as amended through July 8, 2009)

11	Computation of per share earnings.

31.1	Certification by the Chief Executive Officer, pursuant to Rule 13a-15(b) under the Securities and Exchange Act of 1934, as amended.

31.2	Certification by the Chief Financial Officer, pursuant to Rule 13a-15(b) under the Securities and Exchange Act of 1934, as amended.

32.1	Certification by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

September 4, 2009