Form 10-K
period 2009-10-31
HURCO COMPANIES INC
filed 2010-01-12
CIK 315374

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K
(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended October 31, 2009 or
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to _________.

Commission File No. 0-9143
HURCO COMPANIES, INC.
(Exact name of registrant as specified in its charter)
Indiana	35-1150732
(State or other jurisdiction of	(I.R.S. Employer Identification Number)
incorporation or organization)
One Technology Way
Indianapolis, Indiana	46268
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code               (317) 293-5309

Securities registered pursuant to Section 12(b) of the Act:	None
Securities registered pursuant to Section 12(g) of the Act:	Common Stock, No Par Value
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
Yes ☐  No ☐
The aggregate market value of the registrant’s voting stock held by non-affiliates as of April 30, 2009 (the last day of our most recently completed second quarter) was $98,432,000.

The number of shares of the registrant’s common stock outstanding as of January 7, 2010 was 6,440,851.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the registrant’s Proxy Statement for its 2010 Annual Meeting of Shareholders (Part III).

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

Since our founding in 1968, we have been a leader in the introduction of interactive computer control systems that automate manufacturing processes and improve productivity in the metal parts manufacturing industry. We pioneered the application of microprocessor technology and conversational programming software for use in machine tools.  We have concentrated on designing “user-friendly” computer control systems that can be operated by both skilled and unskilled machine tool operators and yet are capable of instructing a machine to perform complex tasks.  The combination of microprocessor technology and patented interactive, conversational programming software in our computer control systems enables operators on the production floor to quickly and easily create a program for machining a particular part from a blueprint or computer aided design file and immediately begin machining that part.

Our executive offices and principal design and engineering operations are headquartered in Indianapolis, Indiana.  Sales, application engineering and service subsidiaries are located in Mississauga, Canada; Shanghai and Guangzhou, China; High Wycombe, England; Paris, France; Munich, Germany; Chennai, India; Milan, Italy; Singapore; Benoni, South Africa and Bilbao, Spain, along with manufacturing operations in Taiwan and China. Products are sold through independent agents and distributors in North America, Europe and Asia.  We also have direct sales forces in Canada, China, France, Germany, Italy, Poland, Singapore, South Africa, Spain, the United Kingdom and certain parts of the United States.  Distribution facilities are located in Los Angeles, California, Venlo, the Netherlands, and Singapore.

Our strategy is to design, manufacture and sell a comprehensive line of computerized machine tools that incorporate our proprietary, interactive, computer control technology for the global metalworking market.  Our technology is designed to enhance the machine tool user's productivity through ease of operation and higher levels of machine performance (speed, accuracy and surface finish quality).  We use an open system software architecture that permits our computer control systems and software to be produced and employed using standard PC hardware. We have emphasized a “user-friendly” design that employs both interactive conversational and graphical programming software. Each year we have expanded our product offering to meet customer needs, which has led us to design and manufacture more complex machining centers with advanced capabilities.  We bring a disciplined approach to strategically enter new geographic markets, as appropriate.  Combined with a strong worldwide demand for machine tools, our introduction of new, technologically advanced products and expansion into new markets resulted in significant growth between the beginning of fiscal 2003 and the end of fiscal 2008.  Since the beginning of fiscal 2009, that growth trend reversed as the global machine tool market was significantly impacted by the global recession.

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

A limited amount of information for foreign markets is available, and different reporting methodologies are used by various countries.  Machine tool consumption data published by Gardner Publications, Inc., calculates machine tool consumption annually by country.  It is important to note that data for foreign countries is based on government reports that may lag 6 to 12 months and therefore is unreliable for forecasting purposes.

Demand for capital equipment can fluctuate significantly during periods of changing economic conditions as experienced at the beginning of fiscal 2009.  Manufacturers and suppliers of capital goods, such as us, are often the first to experience these changes in demand. Additionally, since our order backlog is approximately 30 to 45 days, it is difficult to estimate demand with any reasonable certainty. Therefore, we do not have the benefit of relying on the common leading indicators that are available to many other industries for market analysis and forecasting purposes.

Products

Our core products consist of general purpose computerized machine tools for the metal cutting industry.  These are, principally, vertical machining centers (mills) and turning centers (lathes), with which our proprietary software and computer control systems are fully integrated. We also produce computer control systems and related software for press brake applications that are sold as retrofit units for installation on existing or new press brake machines.   Additionally, we produce and distribute software options, control upgrades, hardware accessories, and replacement parts for our machine tool product lines, and we provide operator training and support services to our customers.

The following table sets forth the contribution of each of our product groups to our total sales and service fees during each of the past three fiscal years:

Net Sales and Service Fees by Product Category
(Dollars in thousands)	Year ended October 31,
	2009		2008		2007
Continuing Products and Services
Computerized Machine Tools	$75,213	82.7%	$199,238	89.0%	$165,832	88.2%
Computer Control Systems and Software*	2,546	2.8%	5,678	2.5%	5,291	2.8%
Service Parts	8,851	9.7%	13,240	5.9%	12,096	6.4%
Service Fees	4,406	4.8%	5,838	2.6%	4,828	2.6%
Total	$91,016	100%	$223,994	100%	$188,047	100%
*	Amounts shown do not include computer control systems sold as integrated components of computerized machine tools.

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

Our Windows®** based control facilitates our ability to meet these customer needs. The familiar Windows®** operating system coupled with our conversational style of program creation allows our customers’ operators to create and edit part-making programs without incurring the incremental overhead of specialized computer aided design and computer aided manufacturing programmers. With the ability to transfer most computer aided design data directly into a Hurco program, programming time becomes minutes instead of hours.

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

VMX Product Line

The VMX product line consists of higher performing vertical machining centers aimed at manufacturers that require greater part accuracy. It is our flagship series of machining centers. The VMX line consists of fourteen models in seven sizes with X-axis travels of 24, 30, 40, 50, 60, 64, and 84 inches. The base prices of VMX machines range from $50,000 to $200,000.

Five-Axis Product Line

The five-axis product line is targeted at manufacturers seeking to produce complex multi-sided parts in a single setup. Machines in this product line can yield significant productivity gains for operations that previously processed each side of a part individually.  Due to market demand for increased processing efficiency, we continued our focus on five-axis technology in fiscal 2009 and introduced two new five-axis machining centers. In total, we now have eight five-axis machining centers to offer customers. The base prices of the five-axis machines range from $100,000 to $250,000.

TM/TMM Product Line

Since its introduction in fiscal 2005, we have continued to expand the TM turning center (horizontal slant-bed lathe) product line. The TM series is designed for entry-level job shops and contract manufacturers seeking efficient processing of small to medium lot sizes. The TM is offered in three models with chucks of 6, 8, and 10 inches respectively. In September 2006, we further enhanced the capability of the TM turning centers with the addition of “live” or motorized tooling on the lathe turret. Designated as the TMM product line, these machines allow our customers to complete a number of secondary milling, drilling and tapping operations, while the part is still held in the chuck after the turning operations are complete. This ability to “mill/turn” or “multi-task” on the same machine in a single setup can provide significant productivity gains. We offer two TMM models with this capability.  The base prices of the TM/TMM machines range from $40,000 to $100,000.

TMX Product Line

The TMX product line consists of high performance turning centers.  We added one TMX model in 2009, which means we have four TMX models, three with chucks of 8 inches and one with a chuck of 10 inches. Two of the models are equipped with an additional axis and motorized live tooling, and one of those models has an additional spindle. The base prices of TMX turning centers range from $80,000 to $180,000.

Specialty Product Lines

This category includes three product series: the dual column DCX Series, the zone VTXZ Series, and the horizontal HTX Series. In 2009, we added a second machining center to the DCX Series. This 3-meter DCX32 machining center surpassed the DCX22 as the largest machining center we have ever made. The zone VTXZ machining center is designed for production flexibility. The VTXZ can work as a dual work zone machine to support continuous production or a single zone to produce long, structural parts. Both the DCX Series and VTXZ Series are designed to facilitate production of large parts and molds often required by the aerospace and energy industries. The horizontal machining center (HTX) is also included in this category as it facilitates efficient and accurate machining of complex production parts. The base prices of these machines range from $235,000 to $350,000.

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

The DXF Transfer software option can substantially increase operator productivity because it eliminates manual data entry of part features by transferring AutoCADTM drawing files directly into the our computer control or into our desktop programming software, WinMax® Desktop.

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

Manufacturing

Our computerized metal cutting machine tools are manufactured to our specifications primarily by our wholly owned subsidiary in Taiwan, Hurco Manufacturing Limited (HML).  HML conducts final assembly operations and is supported by a network of contract suppliers of components and sub-assemblies who manufacture components for our products in accordance with our proprietary designs, quality standards and cost specifications. This has enabled us to lower our production costs, reduce our working capital per sales dollar and adjust our worldwide manufacturing capacity without significant incremental investment in capital equipment or personnel.  Our manufacturing facility in Ningbo, China, focuses on the machining of castings to support HML’s production in Taiwan.  In the fourth quarter of fiscal 2009, we expanded the Ningbo facility to produce VM and TM machines specifically for the Chinese market.

We have a contract manufacturing agreement for computer control systems with Hurco Automation, Ltd., a Taiwanese company in which we have a 35% ownership interest.  This company produces all of our computer control systems to our specifications, sources industry standard computer components and our proprietary parts, performs final assembly and conducts test operations.

We work closely with our subsidiaries, key component suppliers and our minority-owned affiliate to ensure that their production capacity will be sufficient to meet the projected demand for our machine tool products.  Many of the key components used in our machines can be sourced from multiple suppliers. However, any prolonged interruption of operations or significant reduction in the capacity or performance capability at any of our manufacturing facilities, or at any of our key component suppliers, could have a material adverse effect on our operations.

Marketing and Distribution

We sell our products through more than 100 independent agents and distributors throughout North America, Europe and Asia.  Although some distributors carry competitive products, we are the primary line for the majority of our distributors globally.  We also have direct sales personnel in Canada, China, France, Germany, Italy, Poland, Singapore, South Africa, Spain, the United Kingdom and certain parts of the United States, which are among the world's principal machine tool consuming markets.

Approximately 91% of the worldwide demand for computerized machine tools and computer control systems is outside the United States.  In fiscal 2009, more than 70% of our revenues were from overseas customers.  No single end-user or distributor of our products accounted for more than 5% of our total sales and service fees.

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

Demand

We believe demand for our products is driven by advances in industrial technology and the related demand for automated process improvements.

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

Research and Development

In the fiscal years set forth below, non-capitalized research and development expenditures for new products and significant product improvements and expenditures related to software development projects that were capitalized were as follows (in thousands):

Fiscal Year	Non-capitalized research and development	Capitalized software development
2009	$2,500	$2,000
2008	3,000	900
2007	3,100	1,200

Employees

We had approximately 390 full-time employees at the end of fiscal 2009, none of whom were covered by a collective-bargaining agreement or represented by a union.  We have experienced no employee-generated work stoppages or disruptions and we consider our employee relations to be satisfactory.

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

The recent global economic crisis and the overall decline in economic activity severely impacted banks and other lenders, limiting the ability of many businesses, including our customers, to access the credit markets. For additional information regarding current economic conditions and their impact on our results of operations and financial condition, refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

During fiscal 2009, more than 70% of our revenues were derived from sales to customers located outside the United States.  In addition, our manufacturing facilities are located outside of the United States.  Our international operations are subject to a number of risks, including:

•	trade barriers
•	regional economic uncertainty
•	differing labor regulation
•	governmental expropriation
•	domestic and foreign customs and tariffs
•	current and changing regulatory environments affecting the importation and exportation of products and raw materials
•	difficulty in obtaining distribution support
•	difficulty in staffing and managing widespread operations
•	differences in the availability and terms of financing
•	political instability and unrest
•	changes in tax regulations and rates in foreign countries

Quotas, tariffs, taxes or other trade barriers could require us to change manufacturing sources, reduce prices, increase spending on marketing or product development, withdraw from or not enter certain markets or otherwise take actions that could be adverse to us.  Also, in some foreign jurisdictions, we may be subject to laws limiting the right and ability of entities organized or operating therein to pay dividends or remit earnings to affiliated companies unless specified conditions are met.  These factors may adversely affect our future operating results.  The vast majority of our products are shipped from our manufacturing facility in Taiwan from the Port of Taichung to three ports of destination: Los Angeles, California, Venlo, the Netherlands, and Singapore.  Changes in customs requirements, as a result of national security or other constraints put upon these ports, may also have an adverse impact on our results of operations.

We depend on limited sources for our products.

Our wholly owned subsidiary in Taiwan, Hurco Manufacturing Ltd. (HML) produces the vast majority of our machine tools.  Unplanned interruption in manufacturing at HML would have a material adverse effect on our results of operations and financial condition.  Interruption in manufacturing at HML could result from a change in the political environment in Taiwan or a natural disaster, such as an earthquake, typhoon, or tsunami. Any interruption in service by one of our key component suppliers could also have a material adverse effect on our results of operations and financial condition.

Fluctuations in the exchange rates between the U.S. Dollar and any of several foreign currencies can increase our costs and decrease our revenues.

Our international sales divisions generate more than 70% of our revenues, which are invoiced and received in several foreign currencies, primarily the Euro and Pound Sterling. Therefore, our results of operations and financial condition are affected by fluctuations in exchange rates between these currencies and the U.S. Dollar, both for purposes of actual conversion and for financial reporting purposes. In addition, our exchange risk associated with our product purchases primarily relates to the New Taiwan Dollar.  We hedge our foreign currency exposure with the purchase of forward exchange contracts. Hedge contracts only mitigate the impact of changes in foreign currency rates that occur during the term of the related hedge contract period.  Refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 1 of Notes to Consolidated Financial Statements for the impact of translation of foreign currencies and hedging on our consolidated financial statements.

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

Fluctuations in the price of raw materials, especially steel and iron, could adversely affect our sales, costs and profitability.

We manufacture products with a high iron and steel content for which worldwide prices can change significantly. The availability and price for these and other raw materials are subject to volatility due to worldwide supply and demand forces, speculative actions, inventory levels, exchange rates, production costs and anticipated or perceived shortages. In some cases, those cost increases can be passed on to customers in the form of price increases; in other cases they cannot. If the prices of raw materials increase and we are not able to charge our customers higher prices to compensate, our results of operations would be adversely affected.

Due to future changes in technology, changes in market demand, or changes in market expectations, portions of our inventory may become obsolete or excess.

The technology within our products changes and generally new versions of machines are brought to market, in three to five year cycles. The phasing out of an old product involves estimating the amount of inventory to hold to satisfy the final demand for those machines and to satisfy future repair part needs. Based on changing customer demand and expectations of delivery times for repair parts, we may find that we have either obsolete or excess inventory on hand. Because of unforeseen future changes in technology, market demand or competition, we might have to write off unusable inventory, which would adversely affect our results of operations.

We may make acquisitions that could disrupt our operations and harm our operating results.

Although we have no current plans for any material acquisitions, we may seek to expand our product offerings or the markets we serve by acquiring other companies, product lines, technologies and personnel.  Acquisitions involve numerous risks, including the following:

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

We review our assets for indications of impairment when events or changes in circumstances indicate the carrying value may not be recoverable.  We could be required to record a significant charge to earnings in our financial statements for the period in which any impairment of these assets is determined, which would adversely affect our results of operations for that period.

Our continued success depends on our ability to protect our intellectual property.

Our future success depends in part upon our ability to protect our intellectual property.  We rely principally on nondisclosure agreements, other contractual arrangements, trade secret law, trademark registration and patents to protect our intellectual property.  However, these measures may be inadequate to protect our intellectual property from infringement by others or prevent misappropriation of our proprietary rights.  In addition, the laws of some foreign countries do not protect proprietary rights to the same extent as do U.S. laws.  Our inability to protect our proprietary information and enforce our intellectual property rights through infringement proceedings could have a material adverse effect on our business, financial condition and results of operations.

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

Item 1B.        UNRESOLVED STAFF COMMENTS

None.

Item 2.           PROPERTIES

The following table sets forth the principal use, location, and size of each of our facilities:

Principal Uses	Locations	Square Footage
Corporate headquarters, design and engineering, product testing, sales and marketing, application engineering and customer service.	Indianapolis, Indiana, USA (1)	165,000

Manufacturing	Taichung, Taiwan	229,000
	Ningbo, China	34,700

Sales, design engineering, product testing and customer service.	Dexter, Michigan, USA	3,000

Sales, application engineering & customer service.	Mississauga, Canada High Wycombe, England	3,600 12,000
	Benoni, South Africa	2,500
	Paris and Toulouse France	11,100
	Munich, Hagen and Roedermark, Germany	26,000
	Milan and Venice, Italy	13,000
	Bilbao, Spain	3,500
	Singapore	6,300
	Shanghai, China	8,000
	Guangzhou, China	4,700
	Chennai, India	5,400
	Liegnitz, Poland	2,900
	Grand Rapids, Michigan, USA	5,000

Warehouse, distribution, sales, application engineering and customer service	Los Angeles, California, USA	13,000

(1)	Approximately 50,000 square feet is leased to a third-party under a lease, which expires October 31, 2011.

We own the Indianapolis facility and lease all other facilities.  The leases have terms expiring at various dates ranging from January 2010 to May 2017.  We believe that all of our facilities are well maintained and are adequate for our needs now and in the foreseeable future.  We do not believe that we would experience any difficulty in replacing any of the present facilities if any of our leases were not renewed at expiration.

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

The following information sets forth as of December 31, 2009, the name of each executive officer and his or her age, tenure as an officer, principal occupation and business experience for the last five years:

Name	Age	Position(s) with the Company
Michael Doar	54	Chairman of the Board, Chief Executive Officer and President
John G. Oblazney	41	Vice President, Secretary, Treasurer and Chief Financial Officer
Sonja K. McClelland	38	Corporate Controller, Assistant Secretary

Michael Doar was elected Chairman of the Board and Chief Executive Officer on November 14, 2001, and, upon the resignation of Jim Fabris as President, effective October 31, 2009, Mr. Doar was elected to fill that office.  Mr. Doar had held various management positions with Ingersoll Milling Machine Company from 1989 until 2001.  Mr. Doar has been a director of Hurco since 2000.

John G. Oblazney was elected Vice President, Secretary, Treasurer and Chief Financial Officer in September 2006.  Prior to joining us, Mr. Oblazney served as the Chief Financial Officer of Carrier Corporation’s Light Commercial Business, a division of United Technologies Corporation, since December 2005. Prior to that, Mr. Oblazney served in various other financial positions with Carrier Corporation from 2000 to 2005.  Prior to joining Carrier Corporation, Mr. Oblazney was employed for six years with Cooper Industries and employed for three years by an international public accounting firm.

Sonja K. McClelland has been employed by us since September 1996 and was elected Corporate Controller, Assistant Secretary in November 2004.  Ms. McClelland served as Corporate Accounting Manager from September 1996 to 1999, then as Division Controller for Hurco USA from September 1999 to November 2004.  Prior to joining us, Ms. McClelland was employed for three years by an international public accounting firm.

PART II

Item 5.       MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the Nasdaq Global Select Market under the symbol “HURC”. The following table sets forth the high and low sale prices of the shares of our common stock for the periods indicated, as reported by the Nasdaq Global Select Market.

	2009		2008
Fiscal Quarter Ended:	High	Low	High	Low
January 31	$24.68	$11.81	$58.68	$30.24
April 30	16.97	8.30	52.12	33.41
July 31	19.89	12.01	49.30	23.11
October 31	20.45	15.26	38.24	16.92

On January 7, 2010, the closing price of our common stock on the Nasdaq Global Select Market was $18.30

We do not currently pay dividends on our common stock and intend to continue to retain earnings for working capital, and capital expenditures.

There were 182 holders of record of our common stock as of January 7, 2010.

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

	Year Ended October 31
	2009	2008	2007	2006	2005
Statement of Operations Data:	(Dollars in thousands, except per share amounts)
Sales and service fees	$91,016	$223,994	$188,047	$148,517	$125,509
Gross profit	25,828	82,617	71,082	53,325	42,558
Selling, general and administrative expenses	30,874	46,811	40,124	30,697	26,057
Operating income (loss)	(5,046)	35,806	30,958	22,628	16,501
Other income (expense)	1,234	(1,640)	1,742	745	(64)
Net income (loss)	(2,321)	22,520	20,889	15,479	16,443
Earnings (loss) per common share- diluted	(0.36)	3.49	3.24	2.42	2.60
Weighted average common shares outstanding-diluted	6,429	6,444	6,440	6,397	6,336

	As of October 31
	2009	2008	2007	2006	2005
Balance Sheet Data:	(Dollars in thousands)
Current assets	$118,264	$151,312	$139,265	$103,434	$73,818
Current liabilities	20,807	51,129	63,215	44,340	30,761
Working capital	97,457	100,183	76,050	59,094	43,057
Current ratio	5.7	3.0	2.2	2.3	2.4
Total assets	144,743	177,444	163,781	125,545	94,114
Non-current liabilities	3,560	2,838	2,963	5,830	4,409
Total debt	—	—	—	4,010	4,136
Shareholders’ equity	120,376	123,477	97,603	75,375	58,944

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

We experienced significant growth in our sales and earnings between the beginning of fiscal 2003 and the end of fiscal 2008.  The primary drivers of this growth were the strong worldwide demand for machine tools during that period, the expansion of our product line to include higher-price and higher-margin products, increased customer acceptance of our products, and the strength of our selling and manufacturing operations outside the United States. Our operational performance for fiscal 2009 was adversely affected by the recent global economic recession and its impact on our customers’ ability to attain credit combined with their cautious attitude about future growth opportunities.

The market for machine tools is international in scope. We have both significant foreign sales and foreign manufacturing operations. During fiscal 2008, more than 75% of our revenues were attributable to customers located abroad. That percentage decreased to approximately 70% in fiscal 2009, due primarily to deterioration of the European and Asian markets for machine tool products as a result of the recent global recession. We sell our products through more than 100 independent agents and distributors in countries throughout North America, Europe and Asia. We also have our own direct sales and service organizations in Canada, China, France, Germany, Italy, Poland, Singapore, South Africa, Spain, the United Kingdom, and certain areas of the United States. The vast majority of our machine tools are manufactured in Taiwan to our specifications by our wholly owned subsidiary, Hurco Manufacturing Limited (HML).  Machine castings and components to support HML’s production are manufactured at our facility in Ningbo, China.  We also manufacture machine tools for the Chinese market at the Ningbo plant.

Our sales to foreign customers are denominated, and payments by those customers are made, in the prevailing currencies—primarily the Euro and Pound Sterling—in the countries in which those customers are located. Our product costs are incurred and paid primarily in the New Taiwan Dollar and the U.S. Dollar.  Changes in currency exchange rates may have a material effect on our operating results and consolidated balance sheets as reported under the U.S. Generally Accepted Accounting Principles. For example, when the U.S. Dollar strengthens in value relative to a foreign currency, as has been the case since the beginning of fiscal 2009, sales made, and expenses incurred, in that currency when translated to U.S. Dollars for reporting in our financial statements, are lower than would be the case when the U.S. Dollar is weaker. In our comparison of period-to-period results, we discuss the effect of currency translation on those results including the increases or decreases in those results as reported in our financial statements (which reflect translation to U.S. Dollars at exchange rates prevailing during the period covered by those financial statements) and also the effect that changes in exchange rates had on those results. For additional information on the impact of translation of foreign currencies and our hedging practices, see Note 1 of Notes to Consolidated Financial Statements.

Our high levels of foreign manufacturing and sales also subject us to cash flow risks due to fluctuating currency exchange rates.  We seek to mitigate those risks through the use of various derivative instruments – principally foreign currency forward exchange contracts.

During periods of adverse economic conditions, manufacturers and suppliers of capital goods, such as our company, are often the first to experience reductions in demand, as their customers defer or eliminate investments in capital equipment. Additionally, customers who might otherwise want to purchase capital goods found it difficult to obtain financing due to disruptions in the credit markets. During fiscal 2009, these conditions had the greatest impact on our European sales region, which is the primary market for our more expensive, higher-margin machines. As a result, we experienced overall declines of 59% in sales and 62% in orders during fiscal 2009 compared to fiscal 2008. The European sales region experienced declines of 63% in sales and 65% in orders in fiscal 2009 compared to fiscal 2008.

In response to these adverse market conditions, we implemented various initiatives to reduce expenses, including management and employee pay reductions, workforce reductions, suspension of the company’s contribution to the 401(k) plan and restrictions on travel expenditures, while staying committed to our strategic plan of product innovation and penetration of developing markets. Monthly unit production levels for the third and fourth quarters of fiscal 2009 were reduced by more than 80% from fiscal 2008 levels in an effort to decrease inventories.

We believe that, notwithstanding the impact of the recent global economic recession, our company remains fundamentally stable. We have a broad product line due to our ability to keep all product development schedules intact, no outstanding debt and a strong cash position.

Results of Operations

The following table presents, for the fiscal years indicated, selected items from the Consolidated Statements of Operations expressed as a percentage of our worldwide sales and service fees and the year-to-year percentage changes in the dollar amounts of those items.

	Percentage of Revenues			Year-to-Year % Change
	2009	2008	2007	Increase (Decrease)
				’09 vs. ’08	’08 vs. ’07
Sales and service fees	100.0%	100.0%	100.0%	(59.4)%	19.1%
Gross profit	28.4%	36.9%	37.8%	(68.7)%	16.2%
Selling, general and administrative expenses	33.9%	20.9%	21.3%	(34.0)%	16.7%
Operating income (loss)	(5.5)%	16.0%	16.5%	(114.1)%	15.7%
Other income (expense)	1.4%	(0.7)%	0.9%	175.2%	(194.1)%
Net income (loss)	(2.6)%	10.1%	11.1%	(110.3)%	7.8%

Fiscal 2009 Compared to Fiscal 2008

Sales and Service Fees. Annual sales and service fees for fiscal 2009 were $91.0 million, a decrease of $133.0 million, or 59.4%, from fiscal 2008 as a result of the global recession.  Of this decrease, $7.9 million was attributable to the unfavorable effect of a strengthening U.S. Dollar on currency translation.

Since the beginning of fiscal 2009, net sales have been materially adversely affected by the global recession as our customers deferred or eliminated investments in capital equipment. Additionally, customers who might otherwise have been willing to purchase capital goods have found it difficult to obtain financing due the contraction of the credit markets.

Net Sales and Service Fees by Geographic Region

The following table sets forth net sales and service fees by geographic region for the years ended October 31, 2009 and 2008 (in thousands):

	October 31,				Increase (Decrease)
	2009		2008		Amount	%
North America	$25,652	28.2%	$48,373	21.6%	$(22,721)	(47.0)%
Europe	60,132	66.1%	163,807	73.1%	(103,675)	(63.3)%
Asia Pacific	5,232	5.7%	11,814	5.3%	(6,582)	(55.7)%
Total	$91,016	100.0%	$223,994	100.0%	$(132,978)	(59.4)%

During fiscal 2009, these conditions had the greatest impact on our European sales region, the primary market for our more expensive, higher-margin machines. The European sales region accounted for 66% of sales in fiscal 2009 and 73% in fiscal 2008.  In fiscal 2009, unit shipments decreased by 58% in Europe and 55% in North America and Asia from fiscal 2008 levels.

Net Sales and Service Fees by Product Category

The following table sets forth net sales and service fees by product category for the years ended October 31, 2009 and 2008 (in thousands):

	October 31,				Increase
	2009		2008		Amount	%

Computerized Machine Tools	$75,213	82.6%	$199,238	88.9%	$(124,025)	(62.2)%
Service Fees, Parts and Other	15,803	17.4%	24,756	11.1%	(8,953)	(36.2)%
Total	$91,016	100.0%	$223,994	100.0%	$(132,978)	(59.4)%

Sales of computerized machine tools totaled $75.2 million in fiscal 2009, a decrease of $124.0 million, or 62.2%, as a result of the impact of the global recession on the machine tool market.

Orders and Backlog.  New order bookings in fiscal 2009, were $80.6 million, a decrease of $131.9 million, or 62.1%, from the prior year.  This decrease was primarily driven by a decline in European orders, which were down $100.8 million, or 65%. Fiscal 2009 orders in North America decreased $23.9 million, or 51%, and orders in the Asia Pacific sales region decreased $7.2 million, or 65%.  Orders for fiscal 2009 compared to fiscal 2008 were unfavorably affected by approximately $6.9 million, or 5.2%, due to changes in currency exchange rates.  Unit orders decreased 60.3% in Europe, 58.0% in North America and 60.6% in the Asia Pacific region.   Backlog was $6.3 million at October 31, 2009, compared to $15.7 million at October 31, 2008.  We do not believe backlog is a useful measure of past performance or indicative of future performance.  Backlog orders as of October 31, 2009 are expected to be fulfilled in fiscal 2010.

Gross Margin.  Gross margin for fiscal 2009 was 28.4%; a decrease from the 36.9% margin realized in the corresponding 2008 period, reflecting the impact of lower sales of higher-margin VMX machines in the European sales region, the impact of fixed costs on lower sales and production volume, and competitive pricing pressures on a global basis.

Operating Expenses. Selling, general and administrative expenses were $30.9 million for fiscal 2009, a decrease of $15.9 million, or 34%, from fiscal 2008.  These reductions reflect lower sales commissions, the benefit of cost reduction initiatives, and the favorable effect of a stronger U.S. Dollar in 2009 when translating foreign operating expenses to U.S. Dollars for financial reporting purposes, partially offset by severance expense of $780,000.

Operating Income (Loss).  We incurred an operating loss for fiscal 2009 of $5.0 million, or (5.5%) of sales, compared to operating income of $35.8 million, or 16.0% of sales, in fiscal 2008.   The loss was primarily due to the significant decline in our sales, particularly those of our higher-margin VMX machines in the European sales region.  Also contributing to the loss was the impact of fixed costs on lower sales and production volume, and competitive pricing pressures on a global basis.

Other Income (Expense).  The $2.9 million increase in other income for fiscal 2009 in comparison to fiscal 2008 was primarily due to net realized gains of $2.0 million from cash flow hedges of forecasted inter-company sales and purchases that became ineffective as production levels steeply declined during the fiscal year.

Provision (Benefit) for Income Taxes.  The effective tax rate for fiscal 2009 was a benefit of 39.1%, compared to a provision of 34.1% for fiscal 2008.  The change in the effective tax rate was primarily due to tax credits and the reversal of tax reserves due to expiring statutes of limitations.

Net Income (Loss).  Net loss for fiscal 2009 was $2.3 million, or ($0.36) per diluted share, which is a decrease of $24.8 million from fiscal 2008 net income of $22.5 million, or $3.49 per diluted share.

Fiscal 2008 Compared to Fiscal 2007

Sales and Service Fees. Annual sales and service fees in fiscal 2008 were the highest in our 40-year history, totaling $224.0 million, an increase of $35.9 million, or 19.1%, over fiscal 2007.  Of this increase, $22.7 million was attributable to operational growth and approximately $13.2 million was due to the favorable effect of a weakening U.S. Dollar on currency translation.  Computerized machine tool sales, which also were the highest in our history, totaled $199.2 million, an increase of 20.1% from the $165.8 million recorded in 2007, primarily driven by strong customer demand in European markets during the first nine months of the fiscal year, particularly for our higher end VMX product line.

Net Sales and Service Fees by Geographic Region

The following table sets forth net sales and service fees by geographic region for the years ended October 31, 2008 and 2007 (in thousands):

	October 31,				Increase (Decrease)
	2008		2007		Amount	%
North America	$48,373	21.6%	$52,133	27.7%	$(3,760)	(7.2)%
Europe	163,807	73.1%	125,446	66.7%	38,361	30.6%
Asia Pacific	11,814	5.3%	10,468	5.6%	1,346	12.9%
Total	$223,994	100.0%	$188,047	100.0%	$35,947	19.1%

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

Orders and Backlog.  New order bookings in fiscal 2008, were $212.5 million, an increase of $13.6 million, or 6.8%, over the prior year.  Orders for fiscal 2008 compared to fiscal 2007 were favorably affected by approximately $11.7 million, or 5.9%, due to changes in currency exchange rates.  Unit orders increased 1.1% in Europe and decreased by 18.0% and 11.5% in North America and Asia Pacific, respectively.  These order rates were significantly impacted by an overall fourth quarter decline in unit orders of 32.4%.  Orders declined in all regions as our customers reacted to the sudden downturn in the markets they serve and limitations on their own ability to access the credit markets.  Backlog was $15.7 million at October 31, 2008, compared to $29.4 million at October 31, 2007.  We do not believe backlog is a useful measure of past performance or indicative of future performance.  Backlog orders as of October 31, 2008 were fulfilled in fiscal 2009.

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

Provision for Income Taxes.  The effective tax rate for fiscal 2008 was 34.1%, compared to 36.2% for fiscal 2007.  The reduction in the effective tax rate was primarily due to the utilization of tax credits and tax rates of international jurisdictions that were less than U.S. statutory rates.

Net Income.  Net income for fiscal 2008 was $22.5 million, or $3.49 per diluted share, which is an increase of 7.8% over fiscal 2007 net income of $20.9 million, or $3.24 per diluted share.

Liquidity and Capital Resources

At October 31, 2009, we had cash and cash equivalents of $28.8 million compared to $26.4 million at October 31, 2008.  Approximately 56.3% of the $28.8 million of cash and cash equivalents is denominated in U.S. Dollars.  The remaining balances are denominated in the local currencies of our various foreign entities and are subject to fluctuations in currency exchange rates.

Working capital, excluding cash, was $68.7 million at October 31, 2009, compared to $73.8 million at October 31, 2008.  The reduction in working capital was primarily due to reduced sales and production as a result of the lower market demand.

Capital expenditures were $3.7 million in fiscal 2009, $5.5 million in fiscal 2008, and $4.5 million in fiscal 2007.  Capital expenditures were primarily for software development projects and an integrated computer system.  We funded these expenditures with cash flow from operations.

At October 31, 2009, we had no debt or borrowings outstanding under any of our bank credit facilities.

We have an effective "shelf" registration statement on file with the SEC that allows us to offer and sell a variety of securities, including common stock, preferred stock, warrants, depositary shares and debt securities, up to an aggregate amount of $200.0 million, if and when authorized by the Board of Directors. At present, we have no plans to offer or sell securities.

Although we have not made any significant acquisitions in the recent past and we have no present plans for acquisitions, we continue to receive and review information on businesses and assets, including intellectual property assets, which are available for purchase.

Contractual Obligations and Commitments

The following is a table of contractual obligations and commitments as of October 31, 2009 (all amounts in thousands):

Payments Due by Period

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating Leases	$4,780	$1,915	$2,002	$863	$—
Deferred Credits and Other	990	—	—	—	990
Total	$5,770	$1,915	$2,002	$863	$990

In addition to the contractual obligations and commitments disclosed above, we also have a variety of other obligations for the procurement of materials and services, none of which subject us to any material non-cancelable commitments.  While some of these obligations arise under long-term supply agreements, we are not committed under these agreements to accept or pay for requirements that are not needed to meet our production needs.  We have no material minimum purchase commitments or “take-or-pay” type agreements or arrangements.  Unrecognized tax benefits in the amount of approximately $671,000 have been excluded from the table above because we are unable to determine a reasonably reliable estimate of the timing of future payment.

We expect capital spending in fiscal 2010 to be approximately $2.4 million, which includes investments for capitalized software, capital equipment and costs to continue implementation of our integrated computer system.  We will fund these commitments with cash on hand and cash generated from operations.

Off Balance Sheet Arrangements

From time to time, our subsidiaries guarantee third party payment obligations in connection with the sale of machines to customers that use financing.  At October 31, 2009, 53 such guarantees were outstanding totaling approximately $2.4 million in guaranteed financing.  Upon shipment, the customer has the risk of ownership.  The customer does not obtain title until they have paid for the machine.  We believe that the proceeds obtained from the sale of a repossessed machine would cover any payments required by the guarantee.

Critical Accounting Policies and Estimates

Our discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. Generally Accepted Accounting Principles.  The preparation of financial statements in conformity with those accounting principles require us to make judgments and estimates that affect the amounts reported in the consolidated financial statements and accompanying notes.  Those judgments and estimates have a significant effect on the financial statements because they result primarily from the need to make estimates about the effects of matters that are inherently uncertain.  Actual results could differ from those estimates.  Our accounting policies, including those described below, are frequently evaluated as our judgment and estimates are based upon historical experience and on various other assumptions that are believed to be reasonable under the circumstances.

Revenue Recognition - We recognize revenue from sales of our machine tool systems upon delivery of the product to the customer, which is normally at the time of shipment, because persuasive evidence of an arrangement exists, delivery has occurred, the selling price is fixed and determinable and collectability is reasonably assured.  In certain foreign locations, we retain title after shipment under a “retention of title” clause solely to protect collectability.   The retention of title is similar to Uniform Commercial Code (“UCC”) filings in the United States and provides the creditor with additional rights to the machine if the customer fails to pay.  Revenue recognition at the time of shipment is appropriate in this instance as long as all risks of ownership have passed to the buyer.  Our computerized machine tools are general-purpose computer controlled machine tools that are typically used in stand-alone operations.  Transfer of ownership and risk of loss are not contingent upon contractual customer acceptance.  Prior to shipment, we test each machine to ensure the machine’s compliance with standard operating specifications as listed in our sales literature.

Depending upon geographic location, after shipment a machine may be installed at the customer’s facilities by a distributor, independent contractor or by one of our service technicians.  In most instances where a machine is sold through a distributor, we have no installation involvement.  If sales are direct or through sales agents, we will typically complete the machine installation, which consists of the reassembly of certain parts that were removed for shipping and the re-testing of the machine to ensure that it is performing within the standard specifications.  We consider the machine installation process to be inconsequential and perfunctory.

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

Inventories – We determine at each balance sheet date how much, if any, of our inventory may ultimately prove to be unsalable or unsalable at its carrying cost.  Reserves are established to effectively adjust the carrying value of such inventory to net realizable value.  To determine the appropriate level of valuation reserves, we evaluate current stock levels in relation to historical and expected patterns of demand for all of our products.  We evaluate the need for changes to valuation reserves based on market conditions, competitive offerings and other factors on a regular basis.

Income taxes - We record income taxes under FASB guidance related to accounting for income taxes.  This guidance utilizes the liability method for computing deferred income taxes.  Under this method, the amount of taxes currently payable or refundable are accrued and deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets are also recognized for realizable loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted income tax rates in each jurisdiction in effect for the year in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in income tax rates is recognized in our Consolidated Statements of Operations in the period that includes the enactment date.

The determination of our provision for income taxes requires judgment, the use of estimates and the interpretation and application of complex tax laws.  Our provision for income taxes reflects a combination of income earned and taxed at the federal and state level in the U.S., as well as in various foreign jurisdictions.  We have not provided for any U.S. income taxes on the undistributed earnings of our foreign subsidiaries or equity method investments based upon our determination that such earnings will be indefinitely reinvested abroad.  On November 1, 2008, we adopted FASB guidance related to accounting for uncertainty in income taxes and we currently account for uncertain tax positions in accordance with the provisions of this guidance. Refer to Note 7, Income Taxes, for information related to the effect of adoption of this guidance, and the accounting for our uncertain tax positions.

As part of our financial reporting process, we must assess the likelihood that our deferred tax assets can be recovered.  If recovery is not likely, the provision for taxes must be increased by recording a reserve in the form of a valuation allowance for the deferred tax assets that are estimated not to be ultimately recoverable.  In the process, certain relevant criteria are evaluated including the existence of deferred tax liabilities that can be used to absorb deferred tax assets, the taxable income in prior carry-back years that can be used to absorb net operating losses and credit carry-backs, tax planning strategies, and taxable income in future years.  Our judgment regarding future profitability may change due to future market conditions, changes in U.S. or foreign tax laws and other factors.  These changes, if any, may require material adjustments to these deferred tax assets and an accompanying reduction or increase in net income in the period when such determinations are made.

In addition to the risks to the effective tax rate described above, the future effective tax rate reflected in forward-looking statements is based on currently effective tax laws.  Significant changes in those laws could materially affect these estimates.

Capitalized Software Development Costs – Costs incurred to develop new computer software products and significant enhancements to software features of existing products are capitalized as required by FASB guidance relating to accounting for the costs of computer software to be sold, leased, or otherwise marketed, and amortized over the estimated product life of the related software.  The determination as to when in the product development cycle technological feasibility has been established, and the expected product life, require judgments and estimates by management and can be affected by technological developments, innovations by competitors and changes in market conditions affecting demand.  We periodically review the carrying values of these assets and make judgments as to ultimate realization considering the above-mentioned risk factors.

Derivative Financial Instruments – Critical aspects of our accounting policy for derivative financial instruments include conditions that require that critical terms of a hedging instrument are essentially the same as a hedged forecasted transaction.  Another important element of our policy demands that formal documentation be maintained as required by FASB guidance relating to accounting for derivative instruments and hedging activities.  Failure to comply with these conditions would result in a requirement to recognize changes in market value of hedge instruments in earnings.  We routinely monitor significant estimates, assumptions, and judgments associated with derivative instruments, and compliance with formal documentation requirements.

Stock Compensation – We account for share-based compensation according to FASB guidance relating to share based payments, which requires the measurement and recognition of compensation expense for all share-based awards made to employees and directors based on estimated fair values on the grant date.  This guidance requires that we estimate the fair value of share-based awards on the date of grant and recognize as expense the value of the portion of the award that is ultimately expected to vest over the requisite service period.

Item 7a.            QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Interest Rate Risk

We had no borrowings outstanding under our bank credit facilities at October 31, 2009 and have not borrowed from our bank credit facilities since February 2005.  Note 5 of Notes to Consolidated Financial Statements sets forth the terms of our current credit facilities.

Foreign Currency Exchange Risk

In fiscal 2009, we derived more than 70% of our revenues from foreign markets.  All of our computerized machine tools and computer control systems, as well as certain proprietary service parts, are sourced by our U.S.-based engineering and manufacturing division and re-invoiced to our foreign sales and service subsidiaries, primarily in their functional currencies.

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

Forward contracts for the sale or purchase of foreign currencies as of October 31, 2009, which are designated as cash flow hedges under Financial Accounting Standards Board’s (FASB) guidance related to accounting for derivative instruments and hedging activities were as follows:

	Notional Amount	Weighted Avg.		Contract Amount at Forward Rates in U.S. Dollars
Forward Contracts	in Foreign Currency	Forward Rate		Contract Date	October 31, 2009	Maturity Dates
Sale Contracts:
Euro	6,900,000	1.3876		$9,574,440	$10,149,857	Nov 2009-Oct 2010
Sterling	2,015,000	1.5819		$3,187,529	$3,309,601	Nov 2009-Oct 2010
Purchase Contracts:
New Taiwan Dollar	275,000,000	32.29	*	$8,517,360	$8,578,063	Nov 2009-Oct 2010
*NT Dollars per U.S. Dollar

Forward contracts for the sale or purchase of foreign currencies as of October 31, 2009, which were entered into to protect against the effects of foreign currency fluctuations on receivables and payables and are not designated as hedges under this guidance denominated in foreign currencies, were as follows:

				Contract Amount at Forward Rates in U.S. Dollars
Forward Contracts	Notional Amount in Foreign Currency	Weighted Avg. Forward Rate		Contract Date	October 31, 2009	Maturity Dates
Sale Contracts:
Euro	14,881,291	1.4494		$21,568,943	$21,909,736	Nov 2009 – Feb 2010
Pound Sterling	108,276	1.6468		$178,309	$177,987	Nov 2009
Canadian Dollar	278,873	0.9222		$257,177	$258,138	Dec 2009
Singapore Dollar	5,090,247	1.5501		$3,283,718	$3,630,782	Mar 2010
Purchase Contracts:
New Taiwan Dollar	11,780,000	32.34	*	$364,255	$361,350	Nov 2009
*  NT Dollars per U.S. Dollar

We are exposed to foreign currency exchange risk related to our investment in net assets in foreign countries.   To manage this risk, we entered into a forward contract on November 26, 2007 with a notional amount of €3.0 million.  We designated this forward contract as a hedge of our net investment in Euro denominated assets.  We selected the forward method under the FASB guidance related to the accounting for derivatives instruments and hedging activities.  The forward method requires all changes in the fair value of the forward to be reported as a cumulative translation adjustment in Accumulated Other Comprehensive Loss, net of tax, in the same manner as the underlying hedged net assets. This forward contract matured on November 25, 2008 and we entered into a new forward contract for the same notional amount.  As of October 31, 2009, we had a realized gain of $355,000 and an unrealized loss of $332,000, net of tax, recorded as cumulative translation adjustments in Accumulated Other Comprehensive Loss, related to these forward contracts.

Forward contracts for the sale or purchase of foreign currencies as of October 31, 2009, which are designated as net investment hedges under this guidance were as follows:

	Notional Amount	Weighted Avg.	Contract Amount at Forward Rates in U.S. Dollars
Forward Contracts	in Foreign Currency	Forward Rate	Contract Date	October 31, 2009	Maturity Date
Sale Contracts:
Euro	3,000,000	1.2936	$3,880,800	$4,417,110	Nov 2009

Management’s Annual Report on Internal Control Over Financial Reporting

To the Shareholders and
Board of Directors
of Hurco Companies, Inc.:

Management of Hurco Companies, Inc. (the “Company”), has assessed the effectiveness of internal controls over financial reporting as of October 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting.

Because of its inherent limitations, the Company’s internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In management’s opinion, the Company’s internal controls over financial reporting as of October 31, 2009, are effective based on the criteria specified above.

Our independent registered accounting firm, Ernst & Young LLP, who also audited our consolidated financial statements, audited the effectiveness of our internal control over financial reporting.  Ernst & Young has issued their attestation report, which is included in Part II, Item 8 of this Annual Report on Form 10-K.

/s/ Michael Doar
Michael Doar,
Chairman of the Board, Chief Executive Officer and President

/s/ John G. Oblazney
John G. Oblazney,
Vice President & Chief Financial Officer

/s/ Sonja K. McClelland
Sonja K. McClelland
Corporate Controller, Assistant Secretary
(Principal Accounting Officer)

Indianapolis, Indiana
January 12, 2010

Item 8.                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and
Board of Directors
of Hurco Companies, Inc.

We have audited the accompanying consolidated balance sheet of Hurco Companies, Inc. as of October 31, 2009 and the related consolidated statement of operations, changes in shareholders’ equity and cash flows for the year ended October 31, 2009.  Our audit also includes the financial statement schedule listed at Item 15(a).  These financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hurco Companies, Inc. as of October 31, 2009, and the consolidated  results of their operations and their cash flows for the year ended October 31, 2009, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Hurco Companies, Inc.’s internal control over financial reporting as of October 31, 2009, based on the criteria established in Internal Control – Integrated Framework issued by the Commission of Sponsoring Organizations of the Treadway Commission and our report dated January 12, 2010 expressed an unqualified opinion therein.

/s/Ernst & Young LLP

Indianapolis, Indiana
January 12, 2010

Report of Independent Registered Public Accounting Firm

To the Shareholders and
Board of Directors
of Hurco Companies, Inc.

We have audited Hurco Companies, Inc.’s internal control over financial reporting as of October 31, 2009, based on criteria established in Internal Cotnrol-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria).  Hurco Companies, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting.   Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with the generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Hurco Companies, Inc. maintained, in all material respects effective internal control over financial reporting as of October 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of October 31, 2009 and the related consolidated statement of operations, changes in shareholders’ equity and cash flows for the year ended October 31, 2009 of Hurco Companies, Inc. and our report dated January 12, 2010 expressed an unqualified opinion thereon.

/s/Ernst & Young LLP

Indianapolis, Indiana
January 12, 2010

Report of Independent Registered Public Accounting Firm

To the Shareholders and
Board of Directors
of Hurco Companies, Inc.

We have audited the consolidated accompanying balance sheet of Hurco Companies, Inc.  as of October 31, 2008, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for each of the two years in the period ended October 31, 2008.  In connection with our audits of the consolidated financial statements, we have also audited the consolidated financial statement schedule listed in the index under Item 15 as it relates to the information for the years ended October 31, 2008 and October 31, 2007.  Hurco Companies, Inc. management is responsible for these financial statements and the financial statement schedule.  Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of  October  31, 2008 and the results of its operations and its cash flows for each of the two years in the period ended October  31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/Crowe Horwath LLP

Indianapolis, Indiana
January 12, 2009

HURCO COMPANIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended October 31
	2009	2008	2007
	(Dollars in thousands, except per share amounts)

Sales and service fees	$91,016	$223,994	$188,047
Cost of sales and service	65,188	141,377	116,965
Gross profit	25,828	82,617	71,082
Selling, general and administrative expenses	30,874	46,811	40,124
Operating income (loss)	(5,046)	35,806	30,958
Interest expense	35	63	201
Interest income	190	542	699
Investment income	16	465	339
Earnings (losses) from equity investments	(326)	12	1,048
Other income (expense), net	1,389	(2,596)	(78)
Income (loss) before income taxes	(3,812)	34,166	32,765
Provision (benefit) for income taxes	(1,491)	11,646	11,876
Net income (loss)	$(2,321)	$22,520	$20,889

Earnings (loss) per common share – basic	$(0.36)	$3.51	$3.27
Weighted average common shares outstanding – basic	6,429	6,415	6,382
Earnings (loss) per common share – diluted	$(0.36)	$3.49	$3.24
Weighted average common shares outstanding – diluted	6,429	6,444	6,440

The accompanying notes are an integral part of the consolidated financial statements.

HURCO COMPANIES, INC.
CONSOLIDATED BALANCE SHEETS

	As of October 31
	2009	2008
	(Dollars in thousands, except per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$28,782	$26,394
Short-term investments	—	6,674
Accounts receivable, less allowance for doubtful accounts of $809 in 2009 and $678 in 2008	13,988	31,952
Refundable taxes	7,121	—
Inventories, net	60,281	66,368
Deferred income taxes and other	5,890	5,444
Derivative assets	376	12,463
Other	1,826	2,017
Total current assets	118,264	151,312

Property and equipment:
Land	782	782
Building	7,116	7,127
Machinery and equipment	14,995	14,885
Leasehold improvements	2,021	1,765
	24,914	24,559
Less accumulated depreciation and amortization	(11,802)	(10,961)
	13,112	13,598
Software development costs, less accumulated amortization	6,503	5,711
Investments and other assets, net	6,864	6,823
	$144,743	$177,444

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,920	$26,691
Accounts payable-related parties	342	1,612
Accrued expenses and other	9,025	17,598
Accrued warranty expenses	1,286	2,536
Derivative liabilities	2,234	2,692
Total current liabilities	20,807	51,129

Non-current liabilities:
Deferred income taxes	2,570	2,056
Deferred credits and other	990	782
	3,560	2,838
Commitments and contingencies
Shareholders’ equity:
Preferred stock: no par value per share, 1,000,000 shares authorized, no shares issued	—	—
Common stock: no par value, $.10 stated value per share, 13,250,000 shares authorized, 6,440,851 and 6,420,851 shares issued and outstanding in 2009 and 2008, respectively	644	642
Additional paid-in capital	52,003	51,690
Retained earnings	69,568	71,889
Accumulated other comprehensive loss	(1,839)	(744)
Total shareholders’ equity	120,376	123,477
	$144,743	$177,444

The accompanying notes are an integral part of the consolidated financial statements.

HURCO COMPANIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended October 31
	2009	2008	2007
	(Dollars in thousands)
Cash flows from operating activities:
Net income (loss)	$(2,321)	$22,520	$20,889
Adjustments to reconcile net income (loss) to Net cash provided by (used for) operating activities:
Provision for doubtful accounts	131	(73)	116
Deferred income tax provision	(2,824)	1,048	1,216
Equity in (income) loss of affiliates	326	(12)	(1,048)
Foreign currency (gain) loss	(6,422)	8,184	(7,602)
Unrealized (gain) loss on derivatives	4,058	(3,886)	429
Depreciation and amortization	3,295	3,023	2,106
Stock-based compensation	246	535	480
Change in assets and liabilities:
(Increase) decrease in accounts receivable	14,262	(6,260)	(1,742)
(Increase) decrease in inventories	11,409	(11,832)	(14,116)
Increase (decrease) in accounts payable	(20,524)	(7,649)	7,821
Increase (decrease) in accrued expenses	(9,610)	3,304	6,474
Net change in derivative assets and liabilities	3,261	(2,158)	491
Other	3,230	(6,583)	(1,321)
Net cash provided by (used for) operating activities	(1,483)	161	14,193

Cash flows from investing activities:
Proceeds from sale of property and equipment	239	17	—
Purchase of property and equipment	(1,679)	(4,580)	(3,325)
Purchase of investments	—	(9,100)	(24,000)
Sale of investments	6,674	12,100	14,000
Software development costs	(2,020)	(934)	(1,185)
Other proceeds (investments)	(889)	(80)	1,898
Net cash provided by (used for) investing activities	2,325	(2,577)	(12,612)

Cash flows from financing activities:
Repayment of first mortgage	—	—	(4,010)
Tax benefit from exercise of stock options	26	36	298
Proceeds from exercise of common stock options	43	151	186
Net cash provided by (used for) financing activities	69	187	(3,526)

Effect of exchange rate changes on cash	1,477	(1,137)	1,859
Net increase (decrease) in cash	2,388	(3,366)	(86)

Cash and cash equivalents at beginning of year	26,394	29,760	29,846

Cash and cash equivalents at end of year	$28,782	$26,394	$29,760

Supplemental disclosures:
Cash paid for:
Interest	$20	$12	$157
Income taxes	$4,877	$15,799	$9,971

The accompanying notes are an integral part of the consolidated financial statements.

HURCO COMPANIES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

	Common Stock
(Dollars in thousands, except Shares Issued and Outstanding)	Shares Issued & Outstanding	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

Balances, October 31, 2006	6,346,520	$635	$50,011	$28,480	$(3,751)	$75,375

Net income	—	—	—	20,889	—	20,889

Translation of foreign currency financial statements	—	—	—	—	2,568	2,568

Unrealized loss of derivative instruments, net of tax	—	—	—	—	(2,193)	(2,193)
Comprehensive income						21,264

Exercise of common stock options	45,700	4	182	—	—	186

Tax benefit from exercise of stock options	—	—	298	—	—	298

Stock-based compensation expense	—	—	480	—	—	480
Balances, October 31, 2007	6,392,220	639	50,971	49,369	(3,376)	97,603

Net income	—	—	—	22,520	—	22,520

Translation of foreign currency financial statements	—	—	—	—	(3,747)	(3,747)

Unrealized gain of derivative instruments, net of tax	—	—	—	—	6,581	6,581

Unrealized loss on investments, net of tax	—	—	—	—	(202)	(202)
Comprehensive income						25,152

Exercise of common stock options	28,631	3	148	—	—	151

Tax benefit from exercise of stock options	—	—	36	—	—	36

Stock-based compensation expense	—	—	535	—	—	535
Balances, October 31, 2008	6,420,851	642	$51,690	71,889	(744)	123,477

Net loss	—	—	—	(2,321)	—	(2,321)

Translation of foreign currency financial statements	—	—	—	—	3,080	3,080

Unrealized loss of derivative instruments, net of tax	—	—	—	—	(4,377)	(4,377)

Reversal of unrealized loss on investments, net of tax	—	—	—	—	202	202
Comprehensive loss						(3,416)

Exercise of common stock options	20,000	2	41	—	—	43

Tax benefit from exercise of stock options	—	—	26	—	—	26

Stock-based compensation expense	—	—	246	—	—	246
Balances, October 31, 2009	6,440,851	$644	$52,003	$69,568	$(1,839)	$120,376

The accompanying notes are an integral part of the consolidated financial statements.

HURCO COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

FASB Accounting Standards Codification – Effective for interim and annual periods ending after September 15, 2009, the FASB has defined a new hierarchy for U.S. GAAP and established the FASB Accounting Standards Codification (ASC) as the sole source for authoritative guidance to be applied by nongovernmental entities.  The adoption of the ASC changes the manner in which U.S. GAAP guidance is referenced, but it does not have any impact on our financial position or results of operations.

Consolidation.  The consolidated financial statements include the accounts of Hurco Companies, Inc. (an Indiana corporation) and its wholly owned and controlled subsidiaries.  We have a 35% ownership interest in a Taiwan affiliate that is accounted for using the equity method.  Our investment in that affiliate was approximately $2.3 million and $2.6 million as of October 31, 2009 and 2008 respectively. That investment is included in Investments and Other Assets on the accompanying Consolidated Balance Sheets.  Intercompany accounts and transactions have been eliminated.

Statements of Cash Flows.  We consider all highly liquid investments with a stated maturity of three months or less to be cash equivalents.  Cash flows from purchases and sales of auction rate securities are classified as investing activities.  Cash flows from hedges are classified consistent with the items being hedged.

Translation of Foreign Currencies.  All balance sheet accounts of non-U.S. subsidiaries are translated at the exchange rate as of the end of the year and translation adjustments of foreign currency balance sheets are recorded as a component of Accumulated Other Comprehensive Loss in shareholders' equity.  Income and expenses are translated at the average exchange rates during the year.  Cumulative foreign currency translation adjustments as of October 31, 2009 were a net loss of $1,399,000 and are included in Accumulated Other Comprehensive Loss. Foreign currency transaction gains and losses are recorded as income or expense as incurred.

Hedging.  On February 1, 2009, we adopted FASB guidance related to disclosures about derivative instruments and hedging activities. The adoption of this guidance did not have a material impact on our consolidated financial position or results of operations, but does require increased disclosure of our derivative and hedging activities, including how derivative and hedging activities affect our consolidated financial statements.  These disclosures are provided below.

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

We account for derivative instruments designated as hedging instruments in accordance with FASB guidance related to accounting for derivative instruments and report all derivative instruments as assets or liabilities at fair value on our consolidated balance sheet.

HURCO COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Derivatives Designated as Hedging Instruments

We enter into foreign currency forward exchange contracts periodically to hedge certain forecasted inter-company sales and purchases denominated in foreign currencies (the Pound Sterling, Euro and New Taiwan Dollar).  The purpose of these instruments is to mitigate the risk that the U.S. Dollar net cash inflows and outflows resulting from sales and purchases denominated in foreign currencies will be adversely affected by changes in exchange rates.  These forward contracts have been designated as cash flow hedge instruments, and are recorded in the Consolidated Balance Sheets at fair value in Derivative Assets and Derivative Liabilities.  The effective portion of the gains and losses resulting from the changes in the fair value of these hedge contracts are deferred in Accumulated Other Comprehensive Loss and recognized as an adjustment to Cost of Sales and Service in the period that the corresponding inventory sold that is the subject of the related hedge contract is recognized, thereby providing an offsetting economic impact against the corresponding change in the U.S. Dollar value of the inter-company sale or purchase being hedged.  The ineffective portion of gains and losses resulting from the changes in the fair value of these hedge contracts is reported in Other Income (Expense) immediately.  We perform quarterly assessments of hedge effectiveness by verifying and documenting the critical terms of the hedge instrument and determining that forecasted transactions have not changed significantly.   We also assess on a quarterly basis whether there have been adverse developments regarding the risk of a counterparty default.

We have forward contracts outstanding as of October 31, 2009, in Euros and Pounds Sterling and New Taiwan Dollars with set maturity dates ranging from November 2009 through October 2010.  The contract amount at forward rates in U.S. Dollars at October 31, 2009 for Euros and Pounds Sterling was $10.1 million and $3.3 million, respectively.  The contract amount at forward rates in U.S. Dollars for New Taiwan Dollars was $8.6 million at October 31, 2009.  At October 31, 2009, we had approximately $457,000 of losses, net of tax, related to cash flow hedges deferred in Accumulated Other Comprehensive Loss.  Of this amount, $402,000 represents unrealized losses, net of tax, related to cash flow hedge instruments that remain subject to currency fluctuation risk.  These deferred losses will be recorded as an adjustment to Cost of Sales in periods through October 2010, in which the corresponding inventory that is the subject of the related hedge contract is sold, as described above.

We are also exposed to foreign currency exchange risk related to our investment in net assets in foreign countries.   To manage this risk, we entered into a forward contract on November 26, 2007 with a notional amount of €3.0 million.  We designated this forward contract as a hedge of our net investment in Euro denominated assets.  We selected the forward method under the FASB guidance related to the accounting for derivatives instruments and hedging activities.  The forward method requires all changes in the fair value of the forward to be reported as a cumulative translation adjustment in Accumulated Other Comprehensive Loss, net of tax, in the same manner as the underlying hedged net assets. This forward contract matured on November 25, 2008 and we entered into a new forward contract for the same notional amount that is set to mature in November 2009.  At October 31, 2009, we had $355,000 of realized losses and $332,000 of unrealized losses, net of tax, recorded as cumulative translation adjustments in Accumulated Other Comprehensive Loss related to these forward contracts.

Derivatives Not Designated as Hedging Instruments

We enter into foreign currency forward exchange contracts to protect against the effects of foreign currency fluctuations on receivables and payables denominated in foreign currencies. These derivative instruments are not designated as hedges under FASB guidance and, as a result, changes in their fair value are reported currently as Other Expense (Income), Net in the Consolidated Statements of Operations consistent with the transaction gain or loss on the related receivables and payables denominated in foreign currencies.

HURCO COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

We have forward contracts outstanding as of October 31, 2009, in Euros, Pounds Sterling, Canadian Dollars, Singapore Dollars and New Taiwan Dollars with set maturity dates ranging from November 2009 through March 2010.  The contract amounts at forward rates in U.S. Dollars at October 31, 2009 for Euros, Pounds Sterling, Canadian Dollars and Singapore Dollars totaled $26.0 million.  The contract amount at forward rates in U.S. Dollars for New Taiwan Dollars was $361,000 at October 31, 2009.

Fair Value of Derivative Instruments

We recognize the fair value of derivative instruments as assets and liabilities on a gross basis on our Consolidated Balance Sheets.  As of October 31, 2009 and October 31, 2008, all derivative instruments were recorded at fair value on the balance sheets as follows (in thousands):

	2009		2008
	Balance Sheet	Fair	Balance Sheet	Fair
Derivatives	Location	Value	Location	Value
Designated as Hedging Instruments:
Foreign exchange forward contracts	Derivative assets	$74	Derivative assets	$9,733
Foreign exchange forward contracts	Derivative liabilities	$1,246	Derivative liabilities	$2,568

Not Designated as Hedging Instruments:
Foreign exchange forward contracts	Derivative assets	$302	Derivative assets	$2,730
Foreign exchange forward contracts	Derivative liabilities	$988	Derivative liabilities	$124

Effect of Derivative Instruments on the Consolidated Balance Sheets, Statements of Changes in Shareholders’ Equity and Statements of Operations

Derivative instruments had the following effects on our Consolidated Balance Sheets, Statements of Changes in Shareholders’ Equity and Statements of Operations, net of tax during the year ended October 31, 2009 and 2008 (in thousands):

Derivatives	Amount of Gain (Loss) Recognized in Other Comprehensive Income		Location of Gain (Loss) Reclassified from Other Comprehensive Income	Amount of Gain (Loss) Reclassified from Other Comprehensive Income
	2009	2008		2009	2008
Designated as Hedging Instruments:
(Effective Portion)
Foreign exchange forward contracts	$(435)	$3,938	Cost of sales and service	$989	$(4,682)

(Ineffective Portion)
Foreign exchange forward contracts	N/A	N/A	Other income (expense)	$2,028	$(220)

	Location of Gain (Loss)	Amount of Gain (Loss)
Derivatives	Recognized in Operations	Recognized in Operations
		2009	2008
Not Designated as Hedging Instruments:

Foreign exchange forward contracts	Other income (expense)	$(643)	$2,979

HURCO COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Inventories.  Inventories are stated at the lower of cost or market, with cost determined using the first-in, first-out method.  Provisions are made to reduce excess or obsolete inventories to their estimated realizable value.

Property and Equipment.  Property and equipment are carried at cost. Depreciation and amortization of assets are provided primarily under the straight-line method over the shorter of the estimated useful lives or the lease terms as follows:
Number of Years
Building	40
Machines	7-10
Shop and office equipment	3-7
Leasehold improvements	3-40
Total depreciation expense for the years ended October 31, 2009, 2008 and 2007 was $2.1 million, $1.5 million, and $1.4 million, respectively.

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

Allowance for Doubtful Accounts.  The allowance for doubtful accounts is based on our best estimate of probable credit issues and historical experience.

Software Revenue Recognition.  Sales related to software products are recognized when shipped in conformity with American Institute of Certified Public Accountants’ Statement of Position 97-2.  The software does not require production, modification or customization. At the time of shipment, persuasive evidence of an arrangement exists, delivery has occurred, the selling price is fixed and determinable and collectability is reasonably assured.

Product Warranty.  Expected future product warranty expense is recorded when the product is sold. See Note 12 of Notes to Consolidated Financial Statements on further discussion of warranties.

Research and Development Costs.  The costs associated with research and development programs for new products and significant product improvements are expensed as incurred and are included in Selling, eneral and Administrative Expenses.  Research and development expenses totaled $2.5 million, $3.0 million, and $3.1 million, in fiscal 2009, 2008, and 2007, respectively.

HURCO COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Costs incurred to develop computer software products and significant enhancements to software features of existing products to be sold or otherwise marketed are capitalized, after technological feasibility is established.  Software development costs are amortized to Cost of Sales on a straight-line basis over the estimated product life of the related software, which ranges from three to five years.  We capitalized costs of $2.0 million in 2009, $934,000 in 2008, and $1.2 million in 2007 related to software development projects.  Amortization expense was $1.2 million, $1.2 million, and $702,000, for the years ended October 31, 2009, 2008, and 2007, respectively.  Accumulated amortization at October 31, 2009 and 2008 was $6.1 million and $4.9 million, respectively.  Estimated amortization expense for the existing amortizable intangible assets for the years ending October 31, is as follows (in thousands):

Fiscal Year	Amortization Expense
2010	$1,170
2011	1,170
2012	711
2013	68
2014	29

Impairment of Long-Lived Assets. The Company periodically evaluates the carrying value of long-lived assets to be held and used, including property and equipment and software development costs, when events or circumstances warrant such a review.  The carrying value of a long-lived asset (or group of assets) to be held and used is considered impaired when the anticipated separately identifiable undiscounted cash flows from such an asset (or group of assets) are less than the carrying value of the asset (or group of assets) in accordance with FASB guidance related to accounting for the impairment or disposal of long-lived assets.

Earnings Per Share.  Basic and diluted earnings per common share are based on the weighted average number of shares of our common stock outstanding.  Diluted earnings per common share give effect to shares underlying outstanding stock options using the treasury method.  The dilutive number of shares for the year ended October 31, 2009, 2008 and 2007 was 0, 29,000 and 58,000, respectively.

	Three Months Ended				Twelve Months Ended
	October 31,				October 31,
(in thousands, except per share amount)	2009		2008		2009		2008

	Basic	Diluted	Basic	Diluted	Basic	Diluted	Basic	Diluted

Net income (loss)	$(1,163)	$(1,163)	$3,422	$3,422	$(2,321)	$(2,321)	$20,520	$20,520

Weighted average shares outstanding	6,441	6,441	6,415	6,415	6,429	6,429	6,415	6,415
Assumed issuances under stock options plans	—	—	—	21	—	—	—	29
	6,441	6,441	6,415	6,436	6,429	6,429	6,415	6,444
Income (loss) per common share	$(0.18)	$(0.18)	$0.51	$0.50	$(0.36)	$(0.36)	$3.51	$3.49

HURCO COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Income Taxes. We record income taxes under FASB guidance related to accounting for income taxes.  This guidance utilizes the liability method for computing deferred income taxes.  Under this method, the amount of taxes currently payable or refundable are accrued and deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets are also recognized for realizable loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted income tax rates in each jurisdiction in effect for the year in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in income tax rates is recognized in the Company’s Consolidated Statements of Operations in the period that includes the enactment date.

The determination of our provision for income taxes requires judgment, the use of estimates and the interpretation and application of complex tax laws.  Our provision for income taxes reflects a combination of income earned and taxed at the federal and state level in the U.S., as well as in various foreign jurisdictions.  We have not provided for any U.S. income taxes on the undistributed earnings of our foreign subsidiaries or equity method investments based upon our determination that such earnings will be indefinitely reinvested abroad.  On November 1, 2008, we adopted FASB guidance related to accounting for uncertainty in income taxes and we currently account for uncertain tax positions in accordance with the provisions of this guidance. Refer to Note 7, Income Taxes, for information related to the effect of adoption of this guidance, and the accounting for our uncertain tax positions.

As part of our financial reporting process, we must assess the likelihood that our deferred tax assets can be recovered.  If recovery is not likely, the provision for taxes must be increased by recording a reserve in the form of a valuation allowance for the deferred tax assets that are estimated not to be ultimately recoverable.  In the process, certain relevant criteria are evaluated including the existence of deferred tax liabilities that can be used to absorb deferred tax assets, the taxable income in prior carry-back years that can be used to absorb net operating losses and credit carry-backs, tax planning strategies, and taxable income in future years.  Our judgment regarding future profitability may change due to future market conditions, changes in U.S. or foreign tax laws and other factors.  These changes, if any, may require material adjustments to these deferred tax assets and an accompanying reduction or increase in net income in the period when such determinations are made.

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

Stock Based Compensation. We account for share-based compensation according to FASB guidance relating to share based payments, which requires the measurement and recognition of compensation expense for all share-based awards made to employees and directors based on estimated fair values on the grant date.  This guidance requires that we estimate the fair value of share-based awards on the date of grant and recognize as expense the value of the portion of the award that is ultimately expected to vest over the requisite service period.

HURCO COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

2.           BUSINESS OPERATIONS

Nature of Business.  We design and manufacture computer control systems, software and computerized machine tools for sale through our own distribution system to the worldwide machine tool industry.  The machine tool industry is highly cyclical and declines in demand can and will occur abruptly in the geographic markets we serve.  As a result, we have recently experienced a significant decline in our sales and orders during fiscal 2009 that significantly adversely affected our results of operations.

The end market for our products consists primarily of precision tool, die and mold manufacturers, independent job shops, and specialized short-run production applications within large manufacturing operations. Industries served include: aerospace, defense, medical equipment, energy, automotive/transportation, electronics and computer industries.  Our products are sold through independent agents and distributors throughout North America, Europe and Asia.  We also have our own direct sales and service organizations in Canada, China, France, Germany, Italy, Poland, Singapore, South Africa, Spain, the United Kingdom, and certain areas of the United States.

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

Manufacturing Risk. Our wholly owned subsidiaries in Taiwan and China, Hurco Manufacturing Ltd. (HML) and Ningbo Hurco Manufacturing Limited (NHML), produce all of our machine tools.  Any interruption in manufacturing at either of these locations would have an adverse effect on our financial operating results.  Interruption in manufacturing at one of these locations could result from a change in the political environment or a natural disaster, such as an earthquake, typhoon, or tsunami. Any interruption with one of our key suppliers may also have an adverse effect on our operating results and our financial condition.

3.           SHORT-TERM INVESTMENTS

As of October 31, 2008 we held $6.7 million face amount of auction rate securities, which represented indirect interest in student loan obligations and municipal bonds.  These securities were intended to provide liquidity via an auction process that would reset the applicable interest rate at predetermined intervals, allowing a holder to either roll over the investment or to sell the securities at par value.  We classified our auction rate securities as “available for sale” in accordance with the provisions of FASB guidance related to accounting for certain investments in debt and equity securities.

During fiscal 2008, we recorded an unrealized loss of $202,000 on our investment in these securities, net of tax, in Accumulated Other Comprehensive Loss, as we had concluded there was a temporary decline in the estimated fair value of the securities.  In the first quarter of fiscal 2009, we sold all of our holdings of auction rate securities at par value and, accordingly, we reversed our previously–recorded unrealized loss on the securities.  As a result, no gain or loss was recognized in our statement of operations for the year ended October 31, 2009, on the sale of the securities.

HURCO COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

4.           INVENTORIES

Inventories as of October 31, 2009 and 2008 are summarized below (in thousands):

	2009	2008
Purchased parts and sub assemblies	$14,961	$13,098
Work-in-process	3,559	11,243
Finished goods	41,761	42,027
	$60,281	$66,368

5.           DEBT AGREEMENTS

As of October 30, 2009, we amended (the "Amendment") our U.S. Credit Agreement, dated as of December 7, 2007.  As amended, we have an unsecured revolving credit and letter of credit facility (the “U.S. Facility”) of $15.0 million, with maximum outstanding letters of credit under the U.S. Facility of $3.0 million.  The U.S. Facility matures on December 7, 2012.  The U.S. Credit Agreement also provides for a separate uncommitted demand credit facility in the amount of New Taiwan Dollars 100.0 million (the “Taiwan Facility”).

Borrowings under the U.S. Facility will bear interest at a LIBOR-based rate or a floating rate based on the prime rate, in each case, plus an applicable margin.  The floating rate will not be less than a one month LIBOR-based rate plus 2.50% per annum.   When our consolidated net income for the four most recently reported consecutive fiscal quarters is:

(i) equal to or greater than $0.00 (a "No Loss Four Quarter Period"), the applicable margins are determined by reference to the ratio of the total consolidated interest-bearing debt and obligations and the undrawn face amount of all letters of credit outstanding ("consolidated total indebtedness"), to consolidated EBITDA (as defined in the U.S. Credit Agreement); and

(ii) less than $0.00 (a "Net Loss Four Quarter Period"), the applicable margins are determined based on the ratio of the positive remainder, if any, of the aggregate cash and cash equivalent investments, on a consolidated basis, minus the consolidated total indebtedness, to an amount equal to two (2) times the consolidated net loss (stated as an absolute value) for the two consecutive fiscal quarters ending at the close of such four quarter period (the "Excess Cash to Annualized Net Loss Ratio").

As amended, the U.S. Credit Agreement limits our ability to declare and pay dividends, incur additional indebtedness and make acquisitions following the occurrence of a Net Loss Four Quarter Period, which limitations remain in effect until there occurs a No Loss Four Quarter Period.  The U.S. Credit Agreement also contains financial covenants including a maximum ratio of consolidated total indebtedness to total indebtedness and net worth remains applicable as of the close of the last fiscal quarter of each No Loss Four Quarter Period.  For the last fiscal quarter of a Net Loss Four Quarter Period, we must achieve an Excess Cash to Annualized Net Loss Ratio of not less than 1.00 to 1.00.

We are also party to a £1.0 million revolving credit facility in the United Kingdom and a €1.5 million revolving credit facility in Germany. As of October 31, 2009, we had no debt or borrowings outstanding under our domestic or foreign credit facilities.  As of October 31, 2008, we had $615,000 of outstanding letters of credit issued to non-U.S. suppliers for inventory purchase commitments.  As of October 31, 2009, we had unutilized credit facilities of $21.9 million available for either direct borrowings or commercial letters of credit.

HURCO COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

6.           FINANCIAL INSTRUMENTS

The carrying amounts for trade receivables and payables approximate their fair values.  We also have financial instruments in the form of foreign currency forward exchange contracts as described in Note 1 of Notes to Consolidated Financial Statements.  The U.S. Dollar equivalent notional amount of these contracts was $50.8 million and $128.2 million at October 31, 2009 and 2008, respectively.  The fair value of Derivative Assets recorded on our Consolidated Balance Sheets at October 31, 2009 and 2008 was $376,000 and $12.5 million, respectively.  The fair value of Derivative Liabilities recorded on our Consolidated Balance Sheets at October 31, 2009 and 2008 was $2.2 million and $2.7 million, respectively.

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

On November 1, 2008, we adopted FASB guidance related to fair value measurements it relates to financial assets and liabilities recorded on a recurring basis.  The FASB has delayed the effective date of guidance for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis.  We do not expect that the full adoption of this guidance will have a material impact on our consolidated financial statements.

This guidance established a three-tier fair value hierarchy, which categorizes the inputs used in measuring fair value.  These tiers include: Level 1, defined as observable inputs, such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exist, therefore requiring an entity to develop its own assumptions.

In accordance with this guidance, the following table represents the fair value hierarchy for our financial assets and liabilities measured at fair value as of October 31, 2009 (in thousands):

	Level I	Level II	Level III	Total
Assets:
Derivative Assets	$—	$376	$—	$376

	Level I	Level II	Level III	Total
Liabilities:
Derivative Liabilities	$—	$2,234	$—	$2,234

Included as Level II fair value measurements are derivative assets and liabilities related to hedged and unhedged gains and losses on foreign currency forward exchange contracts entered into with a third party.  We estimate the fair value of these derivatives on a recurring basis using foreign currency exchange rates obtained from active markets.

HURCO COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

7.           INCOME TAXES

In the fiscal years set forth below, the provision (benefit) for income taxes consisted of the following:

(in thousands)	Year Ended October 31
	2009	2008	2007

Current:
U.S. taxes	$(5,512)	$8,768	$9,290
Foreign taxes	1,197	3,926	3,802
	(4,315)	12,694	13,092
Deferred:
U.S. taxes	2,954	(1,163)	(1,657)
Foreign taxes	(130)	115	441
	2,824	(1,048)	(1,216)
	$(1,491)	$11,646	$11,876

A comparison of income tax expense at the U.S. statutory rate of 35% in 2009, 2008 and 2007, to the Company’s effective tax rate is as follows:

Income (Loss) before income taxes (in thousands):	Year Ended October 31
	2009	2008	2007
Domestic	$(7,097)	$20,856	$20,463
Foreign	3,286	13,310	12,302
Earnings (Loss) before taxes on income	$(3,812)	$34,166	$32,765
Tax rates:
U.S. statutory rate	35.0%	35.0%	35.0%
Effect of tax rate of international jurisdictions in excess of (less than) U.S. statutory rates	4.4%	(1.9)%	0.1%
Valuation allowance	(2.2)%	—	—
State income taxes	4.7%	1.9%	2.4%
Permanent items	(12.5)%	0.1%	0.8%
FIN48 Statute expiration	3.4%	—	—
All other	6.3%	(1.0)%	(2.1)%
Effective tax rate	39.1%	34.1%	36.2%

We have not provided any U.S. income taxes on the undistributed earnings of our foreign subsidiaries or equity method investments based upon our determination that such earnings will be indefinitely reinvested.  Estimated undistributed earnings of foreign investments and subsidiaries at October 31, 2009 are approximately $34.6 million. In the event these earnings are later distributed to the U.S., such distributions could result in additional U.S. tax that may be offset, at least in part by associated foreign tax credits.

HURCO COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Deferred income taxes are determined based on the difference between the amounts used for financial reporting purposes and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  Significant components of our deferred tax assets and liabilities at October 31, 2009 and 2008 were as follows (in thousands):

	October 31
	2009	2008
Deferred Tax Assets and Other:
Current:
Inter-company profit in inventory	$3,220	$5,575
Derivative liabilities (assets)	268	(2,477)
Accrued inventory reserves	1,068	1,070
Accrued warranty expenses	59	148
Deferred compensation	283	264
Other accrued expenses	286	864
Foreign net operating loss carry forward	86	-
Other	706	-
	5,976	5,444
Less: Valuation allowance on foreign net operating loss carry forward	(86)	-
Current deferred tax assets and other, net	5,890	5,444

Deferred Tax Liabilities:
Non-current:
Property and equipment and capitalized software development costs	(3,036)	(2,717)
Other	466	661
Non-current deferred tax liabilities, net	(2,570)	(2,056)

Net deferred tax asset	$3,320	$3,388

On November 1, 2007, we adopted FASB guidance clarifying the accounting for uncertainty in income tax positions.  As a result of adoption, there was no change to beginning retained earnings.  A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding the related accrual for interest or penalties, is as follows (in thousands):
	2009	2008
Balance, beginning of year	$613	$576
Additions based on tax positions related to the current year	15
Additions for tax positions of prior years	51	40
Reduction for tax positions of prior years	-	-
Settlements	-	-
Reductions due to statute expiration	(105)	(3)

Balance, end of year	$574	$613

We had $574,000 of unrecognized tax benefits at October 31, 2009, that if recognized, would favorably affect the effective tax rate in future periods. Any adjustments to our reserves for income taxes will be recorded as an increase or decrease to our provision for income taxes and would impact our effective tax rate.

We recognize accrued interest and penalties related to unrecognized tax benefits as components of our income tax provision.  We believe there is substantial support for taking these tax benefits and therefore have estimated no tax penalties.  As of October 31, 2009, the gross amount of interest accrued, reported in other liabilities, was approximately $97,000, which did not include the federal tax benefit of interest deductions.

HURCO COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The statute of limitation with respect to unrecognized tax benefits will expire between July 2010 and July 2013.  We anticipate a reduction of $482,000 due to statute expiration during the next fiscal year.

We or one of our subsidiaries files U.S. federal and/or state income tax returns as well as tax returns in one or more foreign jurisdictions.  A summary of open tax years by major jurisdiction is presented below:

United States federal	Fiscal 2006 through the current period
Indiana	Fiscal 2006 through the current period
California	Fiscal 2005 through the current period
Germany¹	Fiscal 2005 through the current period
Taiwan	Fiscal 2004 through the current period

¹ Includes federal as well as state, provincial or similar local jurisdictions, as applicable.

8.           EMPLOYEE BENEFITS

We have defined contribution plans that include a majority of our employees, under which our contributions are discretionary.  The purpose of these plans is generally to provide additional financial security during retirement by providing employees with an incentive to save throughout their employment.  Our contributions to the plans are based on employee contributions or compensation.  As of April 1, 2009, we suspended our discretionary contributions to the plans for an indefinite period. Our contributions totaled $443,800, $877,600, and $460,200, for the fiscal years ended October 31, 2009, 2008 and 2007, respectively.

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

During fiscal 2009, 2008 and 2007, we recorded approximately $246,000, $535,000 and $480,000, respectively, of stock-based compensation expense related to grants under the plans.  As of October 31, 2009, there was approximately $163,000 of total unrecognized stock-based compensation cost that we expect to recognize by the end of fiscal 2014.

HURCO COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

During fiscal 2009, options to purchase 20,000 shares were exercised, resulting in cash proceeds of approximately $43,000 and an additional tax benefit of approximately $26,000, compared to 28,631 shares and 45,700 shares exercised in 2008 and 2007 resulting in cash proceeds of approximately $151,000 and $186,700 for those fiscal years and additional tax benefits of approximately $36,000 and $298,000, respectively.

On April 16, 2009, the Compensation Committee granted a total of 21,000 options under the 2008 Plan to three new employees.  The fair value of the options was estimated on the date of grant using a Black-Scholes valuation model with assumptions for expected volatility based on the historical volatility of our common stock of 69%, the expected term of the options, dividend yield rate of 0% and a risk-free interest rate based upon the five-year U.S. Treasury yield as of the date of grant of 1.8%.  The options granted to the employees vest over a five-year period beginning one year from the date of grant.  Based upon the foregoing factors, the grant date fair value of the options was determined to be $8.62 per share.

On May 28, 2008, the Compensation Committee granted fully vested options with respect to 5,000 shares under the 2008 Plan to each of two new directors.  The fair value of options awarded was estimated on the date of grant using a Black-Scholes valuation model with assumptions for expected volatility based on the historical volatility of our common stock of 88%, expected term of the options, dividend yield rate of 0% and a risk-free interest rate based upon a three-year U.S. Treasury yield as of the date of grant of 2.7%.  The directors’ options were granted with immediate vesting as of the date of grant.  Based upon the foregoing factors, the fair value of the options was determined to be $30.71 per share.

On November 16, 2006, the Compensation Committee granted options with respect to an aggregate of 40,000 shares under the 1997 Plan to two new employees and two new directors.  The fair value of options awarded was estimated on the date of grant using a Black-Scholes valuation model with assumptions for expected volatility based on the historical volatility of our common stock, expected term of the options and a risk-free interest rate based upon a three-year U.S. Treasury yield as of the date of grant.  The options granted to employees vest in three equal annual installments and the directors’ options were granted with immediate vesting as of the date of grant.  Based upon the foregoing factors, the fair value of the options was determined to be $22.84 and $24.97 for employees and directors, respectively.

A summary of the status of the options as of October 31, 2009, 2008 and 2007 and the related activity for the year is as follows:
	Shares Under Option	Weighted Average Exercise Price Per Share

Balance October 31, 2006	88,700	$2.46
Granted	40,000	26.69
Cancelled	—	—
Expired	—	—
Exercised	(45,700)	$4.08

Balance October 31, 2007	83,000	$13.24
Granted	10,000	35.83
Cancelled	—	—
Expired	—	—
Exercised	(28,631)	$5.26

Balance October 31, 2008	64,369	$20.29
Granted	21,000	14.88
Cancelled	—	—
Expired	—	—
Exercised	(20,000)	$2.15

Balance October 31, 2009	65,369	$24.11

HURCO COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The total intrinsic value of stock options exercised during the twelve months ended October 31, 2009, 2008 and 2007 was approximately $0.3 million, $0.5 million and $2.4 million respectively.

As of October 31, 2009, the total intrinsic value of outstanding stock options already vested and expected to vest and the intrinsic value of options that are outstanding and exercisable as of October 31, 2009 was $28,000.  Stock options outstanding and exercisable on October 31, 2009, are as follows:

Range of Exercise Prices Per Share	Shares Under Option	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life in Years
Outstanding
$ 2.15	500	$2.15	2.1
14.88	21,000	14.88	9.5
26.69	33,869	26.69	7.0
35.83	10,000	35.83	8.6
$ 2.15 – 35.83	65,369	$24.11	7.5
Exercisable
$ 2.15	500	$2.15	2.1
14.88	—	14.88	—
26.69	23,869	26.69	4.7
35.83	10,000	35.83	8.6
$ 2.15 – 35.83	34,369	$28.99	6.2

10.           RELATED PARTY TRANSACTIONS

During fiscal 2007, we sold our 24% ownership interest in Quaser Machine Tools, Inc., a Taiwan contract for $2.1 million, which was approximately our carrying value.  We did not recognize any material financial gain or loss as a result of this transaction, but, did recognize a tax gain on the sale of the investment that resulted in a tax liability of $740,000.  Our purchases of product from this manufacturer totaled $3.4 million for the year ended October 31, 2007.  Our sales of product to this manufacturer were $176,000 in fiscal 2007.

As of October 31, 2009, we owned approximately 35% of the outstanding shares of another Taiwanese-based contract manufacturer, Hurco Automation, Ltd. (HAL).  HAL’s scope of activities includes the design, manufacture, sales and distribution of industrial automation products, software systems and related components, including control systems and components produced under contract for sale exclusively to us.  We are accounting for this investment using the equity method.  The investment of $2.3 million and $2.6 million at October 31, 2009 and 2008 is included in Investments and Other Assets, Net on the Consolidated Balance Sheets.  Purchases of product from HAL amounted to $2.9 million, $10.3 million and $11.7 million in 2009, 2008 and 2007, respectively.  Sales of product to HAL were $0.3 million, $2.0 million and $1.9 million for the years ended October 31, 2009, 2008 and 2007, respectively.  Trade payables to HAL were $342,000 and $1.6 million at October 31, 2009 and 2008, respectively.  Trade receivables from HAL were $50,000 and $296,000 at October 31, 2009 and 2008, respectively.

HURCO COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Summary financial information for these two related parties is as follows:

(in thousands)	2009	2008	2007 (1)
Net Sales	$3,710	$11,935	$58,053
Gross Profit	488	1,883	10,061
Operating Income (Loss)	(689)	159	3,757
Net Income (Loss)	(1,203)	147	3,467

Current Assets	$6,110	$8,658	$36,945
Non-current Assets	1,742	2,195	10,636
Current Liabilities	1,211	3,176	18,785
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

12.           GUARANTEES AND PRODUCT WARRANTIES

We follow FASB guidance for accounting for contingencies, relating to the guarantor’s accounting for, and disclosures of, the issuance of certain types of guarantees.

From time to time, our subsidiaries guarantee third party payment obligations in connection with the sale of certain machines to customers that use financing.  At October 31, 2009, we had 53 outstanding third party guarantees totaling approximately $2.4 million in guaranteed financing. The terms of our subsidiaries guarantees are consistent with the underlying customer financing terms. Upon shipment, the customer has the risk of ownership. The customer does not obtain title until they have paid for the machine.  A retention of title clause allows us to obtain the machine if the customer defaults on the lease.  We believe that the proceeds obtained from the sale of a repossessed machine would cover any payments required by the guarantee.  We accrue for potential liabilities when we believe a loss is probable and can be estimated.

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

	2009	2008
Balance, beginning of year	$2,536	$2,449
Provision for warranties during the period	799	2,944
Charges to the accrual	(2,096)	(2,666)
Impact of foreign currency translation	47	(189)
Balance, end of year	$1,286	$2,536

HURCO COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

13.           OPERATING LEASES

We lease facilities, certain equipment and vehicles under operating leases that expire at various dates through 2017.  Future payments required under operating leases as of October 31, 2009, are summarized as follows (in thousands):

2010	$1,915
2011	1,224
2012	778
2013	581
2014	282
Total	$4,780

Lease expense for the years ended October 31, 2009, 2008, and 2007 was $3.0 million, $2.6 million, and $2.3 million, respectively.

We recorded approximately $175,000 of lease income during fiscal 2009 from leasing 50,000 square feet of our Indianapolis facility.  The lease expires on October 31, 2011.

HURCO COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

14.           QUARTERLY HIGHLIGHTS (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2009 (In thousands, except per share data)

Sales and service fees	$28,307	$20,489	$19,039	$23,181

Gross profit	8,542	5,220	5,251	6,815

Gross profit margin	30.2%	25.5%	27.6%	29.4%

Selling, general and administrative expenses	8,029	7,518	7,200	8,127

Operating income (loss)	513	(2,298)	(1,949)	(1,312)

Provision (benefit) for income taxes	195	(207)	(552)	(927)

Net income (loss)	354	(281)	(1,231)	(1,163)

Income (loss) per common share – basic	$0.06	$(0.04)	$(0.19)	$(0.18)

Income (loss) per common share – diluted	$0.05	$(0.04)	$(0.19)	$(0.18)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2008 (In thousands, except per share data)

Sales and service fees	$60,923	$58,285	$57,318	$47,468

Gross profit	24,857	20,331	20,879	16,550

Gross profit margin	40.8%	34.9%	36.4%	34.9%

Selling, general and administrative expenses	12,376	11,676	11,829	10,930

Operating income	12,481	8,655	9,050	5,620

Provision for income taxes	4,522	3,054	2,954	1,116

Net income	7,805	5,467	5,826	3,422

Income per common share – basic	$1.22	$0.85	$0.91	$0.51

Income per common share – diluted	$1.21	$0.85	$0.90	$0.50

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

HURCO COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

We sell our products through more than 100 independent agents and distributors throughout North America, Europe and Asia.  Our line is the primary line for the majority of our distributors globally even though some may carry competitive products.  We also have our own direct sales and service organizations in Canada, China, France, Germany, Italy, Poland, Singapore, South Africa, Spain, the United Kingdom, and certain areas of the United States, which are among the world's principal machine tool consuming countries.  During fiscal 2009, no distributor accounted for more than 5% of our sales and service fees.  In fiscal 2009, more than 70% of our revenues were from overseas customers and no single end-user of our products accounted for more than 5% of our total sales and service fees.

The following table sets forth the contribution of each of our product groups to our total sales and service fees during each of the past three fiscal years (in thousands):

Net Sales and Service Fees by Product Category	Year ended October 31,
	2009	2008	2007

Computerized Machine Tools	$75,213	$199,238	$165,832
Computer Control Systems and Software *	2,546	5,678	5,291
Service Parts	8,851	13,240	12,096
Service Fees	4,406	5,838	4,828
Total	$91,016	$223,994	$188,047
*Amounts shown do not include computer control systems and software sold as an integrated component of computerized machine systems.

The following table sets forth revenues by geographic area, based on customer location, for each of the past three fiscal years (in thousands):

Revenues by Geographic Area	Year Ended October 31
	2009	2008	2007

North America	$25,203	$48,087	$50,010

Germany	26,273	81,945	58,860
United Kingdom	11,242	20,877	19,326
Italy	4,969	10,329	9,389
France	4,486	13,412	11,019
Other Europe	11,372	36,202	25,856
Total Europe	58,342	162,765	124,450

Asia	5,557	11,816	12,493
Other Foreign	1,914	1,326	1,094
Total Foreign	65,813	175,907	138,037
	$91,016	$223,994	$188,047

Long-lived tangible assets, net by geographic area were (in thousands):

	As of October 31
	2009	2008
United States	$7,942	$8,421
Foreign countries	7,048	6,996
	$14,990	$15,417

HURCO COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Net assets by geographic area were (in thousands):
	As of October 31
	2009	2008
North America	$63,659	$73,793
Europe	41,824	36,008
Asia	14,893	13,676
	$120,376	$123,477

16.        NEW ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued guidance that changed the way in which we account for business combinations as it introduces new purchase accounting concepts, expands the use of fair value accounting related to business combinations and changes the subsequent period accounting for certain acquired assets and liabilities, and among other things, includes a substantial number of new disclosure requirements. This guidance will be applied prospectively on business combinations with acquisition dates in fiscal years beginning on or after December 15, 2008.  This guidance may have a material impact on our financial statements if we make future acquisitions.

In December 2007, the FASB issued guidance that changed the accounting and reporting for minority interests, which have been recharacterized as noncontrolling interests and classified as a component of equity.  This guidance required retroactive adoption of the presentation and disclosure requirements for existing minority interests. This guidance became effective for our 2009 fiscal year and interim periods within 2009. The adoption did not have a material impact on our consolidated financial statements or results of operations.

In May 2009, we adopted FASB guidance that established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  This guidance introduced new terminology but is based on the same principles that previously existed in the auditing standards.  This guidance requires disclosure of the date through which we have evaluated subsequent events and whether that date represents the date the financial statements were issued or the date the financial statements were available to be issued.  We issued our financial statements by filing with the Securities Exchange Commission on January 12, 2010, for the year ended October 31, 2009 and we have evaluated subsequent events through the time of the filing.

Effective for interim and annual periods ending after September 15, 2009, the FASB has defined a new hierarchy for U.S. GAAP and established the FASB Accounting Standards Codification (ASC) as the sole source for authoritative guidance to be applied by nongovernmental entities.  The adoption of the ASC changes the manner in which U.S. GAAP guidance is referenced, but it did not have any impact on our financial position or results of operations.

Item 9.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.        CONTROLS AND PROCEDURES

Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2009, pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended.  Based upon that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of the evaluation date.

There have been no changes in our internal controls over financial reporting that occurred during the fourth quarter of the fiscal year ended October 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.        OTHER INFORMATION

During the fourth quarter of fiscal 2009, the Audit Committee of the Board of Directors did not engage our independent registered public accounting firm to perform any non-audit services.  This disclosure is made pursuant to Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002.

The following graph illustrates the cumulative total shareholder return on our common stock for the five-year period ended October 31, 2009, as compared to the Russell 2000 and a peer group consisting of traded securities for U.S. companies in the same three digit Standard Industrial Classification group as Hurco (SIC 3540-3549 – Metal Working Machinery and Equipment).  The comparisons in this table are required by the SEC and are not intended to forecast or be indicative of possible future performance of our common stock.

	10/04	10/05	10/06	10/07	10/08	10/09

Hurco Companies, Inc.	100.00	124.42	181.86	398.46	157.01	110.96
Russell 2000	100.00	112.08	134.47	146.94	96.74	102.99
Peer Group - SIC Codes 3540-3549	100.00	106.59	111.11	137.94	73.10	73.45

*The stock price performance included in this graph is not necessarily indicative of future stock price performance

PART III

Item 10.         DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated herein by reference to the definitive proxy statement for our 2010 annual meeting of shareholders except that the information required by Item 10 regarding our executive officers is included herein under a separate caption at the end of Part I.

Item 11.         EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the definitive proxy statement for our 2010 annual meeting of shareholders.

Item 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
 MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Except for the information concerning equity compensation plans, the information required by this item is incorporated herein by reference to the definitive proxy statement for our 2010 annual meeting of shareholders.

Equity Compensation Plan Information

The following table gives information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of October 31, 2009:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a) (#)	Weighted-average exercise price of outstanding options, warrants and rights (b) ($)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c) (#)
Equity compensation plans approved by security holders	65,369	$24.11	719,000

Equity compensation plans not approved by security holders	—	—	—

Total	65,369	$24.11	719,000

As of October 31, 2009, there were no outstanding non-qualified options that had been granted other than pursuant to a plan approved by our shareholders.

Item 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to the definitive proxy statement for our 2010 annual meeting of shareholders.

Item 14.         PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated herein by reference to the definitive proxy statement for our 2010 annual meeting of shareholders.

PART IV

Item 15.         EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1.	Financial Statements. The following consolidated financial statements of Registrant are included herein under Item 8 of Part II:

2.	Financial Statement Schedule. The following financial statement schedule is included in this Item.

Page
Schedule II - Valuation and Qualifying Accounts and Reserves	57

All other financial statement schedules are omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

(b)	Exhibits

Exhibits being filed with this Form 10-K or incorporated herein by reference are listed on page 58.

Schedule II - Valuation and Qualifying Accounts and Reserves
    for the years ended October 31, 2009, 2008, and 2007
(Dollars in thousands)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged To Other Accounts	Deductions		Balance At End Of Period
Allowance for doubtful Accounts for the year ended:

October 31, 2009	$678	$736	—	$605	(1)	$809

October 31, 2008	$751	$(42)	—	$31	(2)	$678

October 31, 2007	$635	$128	—	$12	(3)	$751

Accrued warranty expenses For the year ended:

October 31, 2009	$2,536	$846	—	$2,096		$1,286

October 31, 2008	$2,449	$2,755	—	$2,666		$2,536

October 31, 2007	$1,926	$2,610	—	$2,087		$2,449

(1)  Receivable write-offs of $605,000.

(2)  Receivable write-offs of $39,000, net of cash recoveries on accounts previously written off of $8,000.

(3)   Receivable write-offs of $20,000, net of cash recoveries on accounts previously written off of $8,000.

EXHIBITS INDEX

Exhibits Filed.  The following exhibits are filed with this report:
10.1*	Summary compensation sheet.

21	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm, Ernst & Young LLP

23.2	Consent of Independent Registered Public Accounting Firm, Crowe Horwath LLP

31.1	Certification by the Chief Executive Officer, pursuant to Rule 13a-15(b) under the Securities and Exchange Act of 1934, as amended.

31.2	Certification by the Chief Financial Officer, pursuant to Rule 13a-15(b) under the Securities and Exchange Act of 1934, as amended.

32.1	Certification by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibits Incorporated by Reference.  The following exhibits are incorporated into this report:

3.1	Amended and Restated Articles of Incorporation of the Registrant, incorporated by reference to Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended July 31, 2000.
3.2
Amended and Restated By-Laws of the Registrant as amended through July 8, 2009, incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2009.

10.2
Credit Agreement dated as of December 7, 2007, between Hurco Companies, Inc. and JP Morgan Chase Bank, N.A. incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed December 12, 2007.

10.3
First Amendment to Credit Agreement dated as of October 30, 2009, between Hurco Companies, Inc. and JP Morgan Chase Bank, N.A. incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed November 4, 2009.

10.4*
Employment Agreement between the Registrant and John G. Oblazney dated January 12, 2007, incorporated by reference to Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the year ended October 31, 2006.

10.5*
Separation and Release Agreement between the Registrant and James D. Fabris dated October 1, 2009, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 2, 2009.

10.6*
Employment Agreement between the Registrant and Michael Doar dated November 13, 2001, incorporated by reference as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2002.

10.7*	Amended 1997 Stock Option and Incentive Plan incorporated by reference as Exhibit 10 to the Registrant’s Quarterly Report on Form 10-Q filed for the quarter ended July 31, 2005.
10.8	Hurco Companies, Inc. 2008 Equity Incentive Plan incorporated by reference to Appendix A of the Registrant’s definitive Proxy Statement on Schedule 14A filed January 28, 2008.
10.9*	Form of restated split-dollar insurance agreement incorporated by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K for the year ended October 31, 2008.
*	The indicated exhibit is a management contract, compensatory plan or arrangement required to be listed by Item 601 of Regulation S-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, this 12th day of January 2010.

HURCO COMPANIES, INC.

By:	/s/ John G. Oblazney
John G. Oblazney
Vice-President, Secretary,
Treasurer and
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature and Title(s)	Date

/s/ Michael Doar	January 12, 2010
Michael Doar, Chairman of the Board,
Chief Executive Officer and President
of Hurco Companies, Inc.
(Principal Executive Officer)

/s/ John G. Oblazney	January 12, 2010
John G. Oblazney
Vice-President,
Secretary, Treasurer and
Chief Financial Officer
of Hurco Companies, Inc.
(Principal Financial Officer)

/s/ Sonja K. McClelland	January 12, 2010
Sonja K. McClelland
Corporate Controller, Assistant Secretary
of Hurco Companies, Inc.
(Principal Accounting Officer)

/s/ Stephen H. Cooper	January 12, 2010
Stephen H. Cooper, Director

/s/ Robert W. Cruickshank	January 12, 2010
Robert W. Cruickshank, Director

/s/ Philip James	January 12, 2010
Philip James, Director

/s/ Michael P. Mazza	January 12, 2010
Michael P. Mazza, Director

/s/ Richard T. Niner	January 12, 2010
Richard T. Niner, Director

/s/ Charlie Rentschler	January 12, 2010
Charlie Rentschler, Director

/s/ Janaki Sivanesan	January 12, 2010
Janaki Sivanesan, Director