Form 10-Q
period 2010-01-31
HURCO COMPANIES INC
filed 2010-03-11
CIK 315374

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended January 31, 2010 or
☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to _________.

Commission File No. 0-9143

HURCO COMPANIES, INC.
(Exact name of registrant as specified in its charter)

Indiana	35-1150732
(State or other jurisdiction of	(I.R.S. Employer Identification Number)
incorporation or organization)

One Technology Way
Indianapolis, Indiana	46268
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code           (317) 293-5309

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to the filing requirements for the past 90 days:
Yes ☒  No ☐.

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                                                                                                   Yes ☐  No ☒

The number of shares of the Registrant's common stock outstanding as of March 1, 2010 was 6,440,851.

HURCO COMPANIES, INC.
January 2010 Form 10-Q Quarterly Report

Table of Contents

PART I - FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

HURCO COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended
	January 31
	2010	2009
	(Unaudited)

Sales and service fees	$20,616	$28,307

Cost of sales and service	16,636	19,765

Gross profit	3,980	8,542

Selling, general and administrative expenses	6,533	8,029

Operating income (loss)	(2,553)	513

Interest expense	14	23

Interest income	20	104

Investment income	5	28

Other expense (income), net	277	73

Income (loss) before taxes	(2,819)	549

Provision (benefit) for income taxes	(983)	195

Net income (loss)	$(1,836)	$354

Earnings (losses) per common share

Basic	$(0.29)	$0.06
Diluted	$(0.29)	$0.05

Weighted average common shares outstanding

Basic	6,441	6,421
Diluted	6,441	6,438

The accompanying notes are an integral part of the condensed consolidated financial statements.

HURCO COMPANIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per-share data)

	January 31 2010	October 31 2009
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$32,381	$28,782
Accounts receivable, net	12,350	13,988
Refundable taxes	5,516	7,121
Inventories, net	53,472	60,281
Deferred income taxes, net	2,578	2,670
Derivative assets	1,140	376
Other	6,174	5,046
Total current assets	113,611	118,264

Property and equipment:
Land	782	782
Building	7,116	7,116
Machinery and equipment	15,055	14,995
Leasehold improvements	1,985	2,021
	24,938	24,914
Less accumulated depreciation and amortization	(12,178)	(11,802)
	12,760	13,112
Software development costs, less accumulated amortization	6,503	6,503
Investments and other assets, net	6,644	6,864
	$139,518	$144,743

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,021	$8,262
Accrued expenses and other	8,105	9,025
Accrued warranty expenses	1,234	1,286
Derivative liabilities	542	2,234
Total current liabilities	17,902	20,807

Non-current liabilities:
Deferred income taxes, net	2,599	2,570
Deferred credits and other	993	990
Total liabilities	21,494	24,367

Shareholders’ equity:
Preferred stock: no par value per share, 1,000,000 shares authorized, no shares issued	—	—
Common stock: no par value, $.10 stated value per share, 13,250,000 shares authorized, 6,440,851 shares issued and outstanding, respectively	644	644
Additional paid-in capital	52,022	52,003
Retained earnings	67,732	69,568
Accumulated other comprehensive loss	(2,374)	(1,839)
Total shareholders’ equity	118,024	120,376
	$139,518	$144,743

The accompanying notes are an integral part of the condensed consolidated financial statements.

HURCO COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended
	January 31
	2010	2009
	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$(1,836)	$354
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Provision for doubtful accounts	(115)	306
Changes in deferred incomes taxes	(540)	(1,106)
Equity in (income) loss of affiliates	112	24
Depreciation and amortization	833	791
Foreign currency (gain) loss	2,219	1,080
Unrealized (gain) loss on derivatives	(662)	2,245
Stock-based compensation	19	57
Change in assets and liabilities:
(Increase) decrease in accounts receivable	1,206	13,047
(Increase) decrease in inventories	5,278	2,929
Increase (decrease) in accounts payable	(227)	(13,441)
Increase (decrease) in accrued expenses	(731)	(7,993)
Net change in derivative assets and liabilities	(1,038)	954
Other	193	(757)
Net cash provided by (used for) operating activities	4,711	(1,510)

Cash flows from investing activities:
Proceeds from sale of property and equipment	—	4
Purchase of property and equipment	(182)	(792)
Sale of investments	—	6,674
Software development costs	(293)	(559)
Other investments	(9)	(48)
Net cash provided by (used for) investing activities	(484)	5,279

Effect of exchange rate changes on cash	(628)	(37)

Net increase (decrease) in cash and cash equivalents	3,599	3,732

Cash and cash equivalents at beginning of period	28,782	26,394

Cash and cash equivalents at end of period	$32,381	$30,126

The accompanying notes are an integral part of the condensed consolidated financial statements.

HURCO COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
For the three months ended January 31, 2010 and 2009

(Dollars in thousands, except Shares Issued and Outstanding)	Common Stock		Additional		Accumulated Other Comprehensive
	Shares Issued & Outstanding	Amount	Paid-In Capital	Retained Earnings	Income (Loss)	Total
	(Dollars in thousands)

Balances, October 31, 2008	6,420,851	$642	$51,690	$71,889	$(744)	$123,477

Net income	—	—	—	354	—	354

Translation of foreign currency financial statements	—	—	—	—	(745)	(745)

Realized losses on derivative instruments reclassified into operations, net of tax of $(212)	—	—	—	—	(343)	(343)

Unrealized gain on derivative instruments, net of tax of $30	—	—	—	—	49	49

Reversal of unrealized loss on investments, net of tax	—	—	—	—	202	202

Comprehensive loss	—	—	—	—	—	(483)

Stock-based compensation expense	—	—	57	—	—	57

Balances, January 31, 2009 (Unaudited)	6,420,851	$642	$51,747	$72,243	$(1,581)	$123,051

Balances, October 31, 2009	6,440,851	$644	$52,003	$69,568	$(1,839)	$120,376

Net loss	—	—	—	(1,836)	—	(1,836)

Translation of foreign currency financial statements	—	—	—	—	(1,031)	(1,031)

Realized gains on derivative instruments reclassified into operations, net of tax of $11	—	—	—	—	17	17

Unrealized gain on derivative instruments, net of tax of $295	—	—	—	—	479	479

Comprehensive loss	—	—	—	—	—	(2,371)

Stock-based compensation expense	—	—	19	—	—	19

Balances, January 31, 2010 (Unaudited)	6,440,851	$644	$52,022	$67,732	$(2,374)	$118,024

The accompanying notes are an integral part of the condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	GENERAL

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

The condensed financial information as of January 31, 2010 and for the three months ended January 31, 2010 and January 31, 2009 is unaudited; however, in our opinion, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary to present fairly our consolidated financial position, results of operations, changes in shareholders’ equity and cash flows at the end of the interim periods.  We suggest that you read these condensed consolidated financial statements in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended October 31, 2009.

Certain amounts in the 2009 consolidated financial statements have been reclassified to conform to the January 31, 2010 presentation. These classifications had no effect on the previously reported net income.

2.	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

On February 1, 2009, we adopted FASB guidance related to disclosures about derivative instruments and hedging activities.  The adoption of this guidance has not had a material impact on our consolidated financial position or results of operations, but does require increased disclosure of our derivative and hedging activities, including how derivative and hedging activities affect our consolidated financial statements.  These disclosures are provided below.

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

We record all derivative instruments as assets or liabilities at fair value.

Derivatives Designated as Hedging Instruments

We enter into foreign currency forward exchange contracts periodically to hedge certain forecasted inter-company sales and purchases denominated in foreign currencies (the Pound Sterling, Euro and New Taiwan Dollar).  The purpose of these instruments is to mitigate the risk that the U.S. Dollar net cash inflows and outflows resulting from sales and purchases denominated in foreign currencies will be adversely affected by changes in exchange rates.  These forward contracts have been designated as cash flow hedge instruments, and are recorded in the Condensed Consolidated Balance Sheets at fair value in Derivative Assets and Derivative Liabilities.  The effective portion of the gains and losses resulting from the changes in the fair value of these hedge contracts are deferred in Accumulated Other Comprehensive Loss and recognized as an adjustment to Cost of Sales in the period that the corresponding inventory sold that is the subject of the related hedge contract is recognized, thereby providing an offsetting economic impact against the corresponding change in the U.S. Dollar value of the inter-company sale or purchase being hedged.  The ineffective portion of gains and losses resulting from the changes in the fair value of these hedge contracts is reported in Other (Income) Expense, Net immediately.  We perform quarterly assessments of hedge effectiveness by verifying and documenting the critical terms of the hedge instrument and determining that forecasted transactions have not changed significantly.   We also assess on a quarterly basis whether there have been adverse developments regarding the risk of a counterparty default.

We had forward contracts outstanding as of January 31, 2010, denominated in Euros, Pounds Sterling and New Taiwan Dollars with set maturity dates ranging from February 2010 through January 2011.  The contract amounts, expressed at forward rates in U.S. Dollars at January 31, 2010, were $12.8 million for Euros, $3.3 million for Pounds Sterling and $9.5 million for New Taiwanese Dollars.    At January 31, 2010, we had approximately $38,000 of gains, net of tax, related to cash flow hedges deferred in Accumulated Other Comprehensive Loss.  Of this amount, $148,000 represents unrealized gains, net of tax, related to cash flow hedge instruments that remain subject to currency fluctuation risk.  These deferred gains will be recorded as an adjustment to Cost of Sales in periods through January 2011, when the corresponding inventory that is the subject of the related hedge contract is sold, as described above.

We are also exposed to foreign currency exchange risk related to our investment in net assets in foreign countries.   To manage this risk, we have maintained a forward contract with a notional amount of €3.0 million.  We designated this forward contract as a hedge of our net investment in Euro denominated assets.  We selected the forward method under FASB guidance related to the accounting for derivatives instruments and hedging activities. The forward method requires all changes in the fair value of the contract to be reported as a cumulative translation adjustment in Accumulated Other Comprehensive Loss, net of tax, in the same manner as the underlying hedged net assets.  This forward contract matured on November 24, 2009 and we entered into a new forward contract for the same notional amount that is set to mature in November 2010.  At January 31, 2010, we had $23,000 of realized losses and $196,000 of unrealized gains, net of tax, recorded as cumulative translation adjustments in Accumulated Other Comprehensive Loss related to this forward contract.

Derivatives Not Designated as Hedging Instruments

We also enter into foreign currency forward exchange contracts to protect against the effects of foreign currency fluctuations on receivables and payables denominated in foreign currencies. These derivative instruments are not designated as hedges under FASB guidance and, as a result, changes in their fair value are reported currently as Other (Income) Expense, Net in the Condensed Consolidated Statements of Operations consistent with the transaction gain or loss on the related receivables and payables denominated in foreign currencies.

We have forward contracts outstanding as of January 31, 2010, in Euros, Pounds Sterling, Canadian Dollars, Singapore Dollars and New Taiwan Dollars with set maturity dates ranging from February 2010 through April 2010.  The amounts of these contracts at forward rates in U.S. Dollars at January 31, 2010 for Euros, Pounds Sterling, Canadian Dollars, New Taiwan Dollars and Singapore Dollars totaled $18.4 million.

Fair Value of Derivative Instruments

We recognize the fair value of derivative instruments as assets and liabilities on a gross basis on our Condensed Consolidated Balance Sheets.  As of January 31, 2010 and October 31, 2009, all derivative instruments were recorded at fair value on the balance sheets as follows (in thousands):

	2010		2009
	Balance Sheet	Fair	Balance Sheet	Fair
Derivatives	Location	Value	Location	Value

Designated as Hedging Instruments:
Foreign exchange forward contracts	Derivative assets	$821	Derivative assets	$74
Foreign exchange forward contracts	Derivative liabilities	$262	Derivative liabilities	$1,246

Not Designated as Hedging Instruments:
Foreign exchange forward contracts	Derivative assets	$319	Derivative assets	$302
Foreign exchange forward contracts	Derivative liabilities	$280	Derivative liabilities	$988

Effect of Derivative Instruments on the Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Changes in Shareholders’ Equity and Operations

Derivative instruments had the following effects on our Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Changes in Shareholders’ Equity and Operations during the three months ended January 31, 2010 and 2009 (in thousands):

Derivatives	Amount of Gain (Loss) Recognized in Other Comprehensive Loss		Location of Gain (Loss) Reclassified from Other Comprehensive Loss	Amount of Gain (Loss) Reclassified from Other Comprehensive Loss
	2010	2009		2010	2009
Designated as Hedging Instruments:
(Effective Portion)
Foreign exchange forward contracts – Intercompany sales/purchases	$774	$79	Cost of sales and service	$28	$(555)

Foreign exchange forward contract – Net investment	$245	$(7)	Cost of sales and service	N/A	N/A

For the three months ended January 31, 2010 we recognized a loss of $27,000, and for the three months ended January 31, 2009 we recognized a gain of $286,000 for the ineffective portion of our foreign exchange forward contracts originally designated as cash flow hedges.

	Location of Gain	Amount of Gain
Derivatives	Recognized in Operations	Recognized in Operations
		2010	2009
Not Designated as Hedging Instruments:
Foreign exchange forward contracts	Other (income) expense, net	$880	$380

3.	STOCK OPTIONS

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

During the first three months of fiscal 2010 and 2009, we recorded approximately $19,000 and $57,000, respectively, of stock-based compensation expense related to grants under the plans.  As of January 31, 2010, there was approximately $392,000 of total unrecognized stock-based compensation cost that we expect to recognize by the end of fiscal 2014.  During the first three months of fiscal 2010 and 2009, no stock options were exercised under either plan.

On December 18, 2009, the Compensation Committee granted a total of 30,000 stock options under the 2008 Plan to four executive employees.  The fair value of the options was estimated on the date of grant using a Black-Scholes valuation model with assumptions for expected volatility based on the historical volatility of our common stock of 65%, expected term of the options, dividend yield rate of 0% and a risk-free interest rate based upon the three-year U.S. Treasury yield as of the date of grant of 2.3%.  The options granted to the employees vest over a three-year period beginning one year from the date of grant.  Based upon the foregoing factors, the grant date fair value of the stock options was determined to be $8.29 per share.

A summary of stock option activity for the three-month period ended January 31, 2010, is as follows:

	Stock Options	Weighted Average Exercise Price

Outstanding at October 31, 2009	65,369	$24.11

Options granted	30,000	14.82
Options exercised	—	—
Options cancelled	—	—

Outstanding at January 31, 2010	95,369	$21.19

Summarized information about outstanding stock options as of January 31, 2010, that are already vested and those that are expected to vest, as well as stock options that are currently exercisable, are as follows:

	Options Already Vested and Expected to Vest	Options Currently Exercisable

Number of outstanding options	95,369	44,369

Weighted average remaining contractual life (years)	8.11	6.94
Weighted average exercise price per share	$21.19	$28.47

Intrinsic value	$105,000	$7,300

The intrinsic value of a stock option is calculated as the difference between the stock price as of January 31 and the exercise price of the option.

4.	EARNINGS (LOSSES) PER SHARE

Basic and diluted earnings (losses) per common share are based on the weighted average number of shares of our common stock outstanding.  Diluted earnings (losses) per common share give effect to shares underlying outstanding stock options using the treasury method.  The following table presents a reconciliation of our basic and diluted earnings (losses) per share computation:

	Three Months Ended January 31,
	2010		2009
(in thousands, except per share amount)	Basic	Diluted	Basic	Diluted

Net income (loss)	$(1,836)	$(1,836)	$354	$354

Weighted average shares outstanding	6,441	6,441	6,421	6,421

Assumed issuances under stock options plans	—	—	—	17
	6,441	6,441	6,421	6,438

Income (loss) per common share	$(0.29)	$(0.29)	$0.06	$0.05

5.	ACCOUNTS RECEIVABLE

Accounts receivable are net of allowances for doubtful accounts of $694,000 as of January 31, 2010 and $809,000 as of October 31, 2009.

6.	INVENTORIES

Inventories, priced at the lower of cost (first-in, first-out method) or market, are summarized below (in thousands):

	January 31, 2010	October 31, 2009
Purchased parts and sub-assemblies	$14,744	$14,961
Work-in-process	4,226	3,559
Finished goods	34,502	41,761
	$53,472	$60,281

7.	SEGMENT INFORMATION

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

From time to time, our subsidiaries guarantee third party payment obligations in connection with the sale of machines to customers that use financing.  We follow FASB guidance for accounting for contingencies with respect to these guarantees.   As of January 31, 2010, we had 52 outstanding third party payment guarantees totaling approximately $2.5 million. The terms of these guarantees are consistent with the underlying customer financing terms.  Upon shipment of a machine, the customer has the risk of ownership. The customer does not obtain title, however, until it has paid for the machine.  A retention of title clause allows us to recover the machine if the customer defaults on the lease. We accrue for potential liabilities under these guarantees when we believe a loss is probable and can be estimated.

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

	Three months ended
	January 31, 2010	January 31, 2009
Balance, beginning of period	$1,286	$2,536
Provision for warranties during the period	325	57
Charges to the reserve	(379)	(434)
Impact of foreign currency translation	2	(25)
Balance, end of period	$1,234	$2,134

9.	COMPREHENSIVE LOSS

A reconciliation of our net income (loss) to comprehensive loss is as follows (in thousands):
	Three months ended
	January 31, 2010	January 31, 2009
Net income (loss)	$(1,836)	$354
Translation of foreign currency financial statements	(1,031)	(745)
Realized gain (loss) on derivative instruments reclassified into operations	17	(343)
Unrealized gain (loss) on derivative instruments, net of tax	479	49
Reversal of unrealized loss on investments, net of tax	—	202
Comprehensive loss	$(2,371)	$(483)

10.	DEBT AGREEMENTS

We are party to an unsecured domestic credit agreement that provides us with a $15.0 million unsecured revolving credit facility and maximum outstanding letters of credit of $3.0 million.  The domestic credit agreement also provides for a separate uncommitted demand credit facility in the amount of 100.0 million New Taiwan Dollars.  We also have a £1.0 million revolving credit facility in the United Kingdom and a €1.5 million revolving credit facility in Germany.  The domestic and United Kingdom facilities mature on December 7, 2012.  The revolving credit facility in Germany does not have an expiration date.

Borrowings under the domestic facility may be used for general corporate purposes and bear interest at a floating rate, based either on LIBOR or the prime rate, plus an applicable margin.  The domestic credit agreement limits our ability to declare and pay dividends, incur additional indebtedness other than under this facility and make acquisitions.  This limitation occurs if we have a cumulative net loss for the most recent four consecutive quarters and remains in effect for as long as we have this cumulative loss.  The domestic credit agreement contains a financial covenant that requires no less than a 1:00 to 1:00 ratio of excess cash (defined as cash minus debt) to an annualized net loss (defined as a net loss for the two most recent consecutive quarters multiplied by two).  After achieving cumulative income for four consecutive quarters we are required to maintain a ratio of 0.5 to 1.0 of total indebtedness to the sum of total indebtedness and net worth.

As of January 31, 2010 and October 31, 2009, we had no debt or borrowings outstanding under our domestic or European credit facilities and no outstanding letters of credit.  As of January 31, 2010, we had unutilized credit facilities of $21.8 million available for either direct borrowings or commercial letters of credit.

11.	INCOME TAXES

Our unrecognized tax benefits were $678,000 as of January 31, 2010 and $670,000 as of October 31, 2009, and in each case included accrued interest.  Any adjustments to our reserves for income taxes would impact our effective tax rate.

We recognize accrued interest and penalties related to unrecognized tax benefits as components of our income tax provision.  We believe our unrecognized tax positions meet the minimum statutory threshold to avoid payment of penalties and, therefore, no tax penalties have been estimated.  As of January 31, 2010, the gross amount of interest accrued, reported in other non-current liabilities, was approximately $105,000, which did not include the federal tax benefit of interest deductions.

We file U.S. federal and state income tax returns, as well as tax returns in several foreign jurisdictions.  The statutes of limitations with respect to unrecognized tax benefits will expire between July 2010 and July 2013.

12.	FINANCIAL INSTRUMENTS

The carrying amounts for trade receivables and payables approximate their fair values.  We also have financial instruments in the form of foreign currency forward exchange contracts.  The U.S. Dollar equivalent notional amount of these contracts was $48.6 million and $50.8 million at January 31, 2010 and October 31, 2009, respectively.  The fair value of Derivative Assets recorded on our Consolidated Balance Sheets at January 31, 2010 and October 31, 2009 was $1.1 million and $376,000, respectively.  The fair value of Derivative Liabilities recorded on our Consolidated Balance Sheets at January 31, 2010 and October 31, 2009 was $542,000 and $2.2 million, respectively.

The future value of our foreign currency forward exchange contracts and the related currency positions are subject to offsetting market risk resulting from foreign currency exchange rate volatility.  The counterparties to these contracts are substantial and creditworthy financial institutions.  We do not consider the risks of counterparty non-performance to be material.

On November 1, 2008, we adopted FASB guidance related to fair value measurements as it relates to financial assets and liabilities recorded on a recurring basis.

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

In accordance with this guidance, the following table represents the fair value hierarchy for our financial assets and liabilities measured at fair value as of January 31, 2010 and October 31, 2009 (in thousands):

	Assets		Liabilities
	January 31, 2010	October 31, 2009	January 31, 2010	October 31, 2009

Level 1
Deferred Compensation	$667	$642	$-	$-

Level 2
Derivatives	$1,140	$376	$542	$2,234

Total	$1,807	$1,018	$542	$2,234

Included in Level 1 assets are mutual fund investments under the nonqualified deferred compensation plan.  We estimate the fair value of these investments on a recurring basis using market prices which are readily available.   Included as Level 2 fair value measurements are derivative assets and liabilities related to hedged and unhedged gains and losses on foreign currency forward exchange contracts entered into with a third party.  We estimate the fair value of these derivatives on a recurring basis using foreign currency exchange rates obtained from active markets.

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

The following overview is intended to provide a brief explanation of the principal factors that have contributed to our financial performance.  This overview is intended to be read in conjunction with the more detailed information included in our unaudited financial statements that appear elsewhere in this report.

We experienced significant growth in our sales and earnings between the beginning of fiscal 2003 and the end of fiscal 2008.  The primary drivers of this growth were the strong worldwide demand for machine tools during that period, the expansion of our product line to include higher-price and higher-margin products, increased customer acceptance of our products, and the strength of our selling and manufacturing operations outside the United States.  Our operational performance for fiscal 2009 and the first quarter of fiscal 2010 was adversely affected by the global economic recession and its impact on our customers’ ability to attain credit combined with their cautious attitude about future growth opportunities.

The market for machine tools is international in scope.  We have both significant foreign sales and foreign manufacturing operations.  During fiscal 2008, more than 75% of our revenues were attributable to customers located abroad.  That percentage decreased to approximately 70% in fiscal 2009 and the first quarter of fiscal 2010, due primarily to deterioration of the European markets for machine tool products as a result of the global recession.  We sell our products through more than 100 independent agents and distributors in countries throughout North America, Europe and Asia.  We also have our own direct sales and service organizations in Canada, China, France, Germany, Italy, Poland, Spain, Singapore, South Africa, the United Kingdom and certain parts of the United States.  The vast majority of our machine tools are manufactured to our specifications primarily by our wholly owned subsidiary in Taiwan, Hurco Manufacturing Limited (HML).  Machine castings and components to support HML’s production are manufactured at our facility in Ningbo, China.  We also manufacture machine tools for the Chinese market at the Ningbo plant.

Our sales to foreign customers are denominated, and payments by those customers are made, in the prevailing currencies—primarily the Euro and Pound Sterling—in the countries in which those customers are located. Our product costs are incurred and paid primarily in the New Taiwan Dollar and the U.S. Dollar.  Changes in currency exchange rates may have a material effect on our operating results and consolidated balance sheets as reported under U.S. Generally Accepted Accounting Principles.  For example, when the U.S. Dollar weakens in value relative to a foreign currency, as has been the case since the beginning of fiscal 2010, sales made, and expenses incurred, in that currency when translated to U.S. Dollars for reporting in our financial statements, are higher than would be the case when the U.S. Dollar is stronger.  In our comparison of period-to-period results, we discuss the effect of currency translation on those results including the increases or decreases in those results as reported in our financial statements (which reflect translation to U.S. Dollars at exchange rates prevailing during the period covered by those financial statements) and also the effect that changes in exchange rates had on those results.

Our high levels of foreign manufacturing and sales also subject us to cash flow risks due to fluctuating currency exchange rates.  We seek to mitigate those risks through the use of various derivative instruments – principally foreign currency forward exchange contracts.

During periods of adverse economic conditions, manufacturers and suppliers of capital goods, such as our company, are often the first to experience reductions in demand, as their customers defer or eliminate investments in capital equipment.  Additionally, during the current recession, customers who might otherwise want to purchase capital goods have found it difficult to obtain financing due to disruptions in the credit markets.    During fiscal 2009 and the first quarter of fiscal 2010, these conditions had their greatest impact on our European sales region, which is the primary market for our higher priced, high performance vertical machining centers The European sales region accounted for 58% of sales in the first quarter of fiscal 2010, compared to 64% in the first quarter of fiscal 2009 and 74% in the first quarter of fiscal 2008.  On a worldwide basis, we experienced a decline of 59% in sales during fiscal 2009, compared to fiscal 2008.  We also experienced a decline of 27% in sales during the first quarter of fiscal 2010 compared to the same period in fiscal 2009.

In response to these adverse market conditions, we have implemented various cost saving initiatives to reduce expenses while staying committed to our strategic plan of product innovation and penetration of developing markets.   Monthly unit production levels for the last three fiscal quarters have been reduced by more than 80% from fiscal 2008 levels in an effort to decrease inventories.

We believe that, notwithstanding the impact of the recent global economic recession, our company remains fundamentally stable.  We have a broad product line, no outstanding debt and a strong cash position.

RESULTS OF OPERATIONS

Three Months Ended January 31, 2010 Compared to Three Months Ended January 31, 2009

Sales and Service Fees.  Sales and service fees for the first quarter of fiscal 2010 were $20.6 million, a decrease of $7.7 million, or 27%, from the first quarter of fiscal 2009.  The drop in first quarter revenues was primarily the result of the adverse impact of the global economic recession on demand for machine tools.  The effect of a weaker U.S. Dollar when translating foreign sales to U.S. Dollars for financial reporting purposes had a favorable impact of approximately 5%, or $1.3 million, on the period-to-period comparison.

The following tables set forth net sales (in thousands) by geographic region and product category for the first quarter of 2010 and 2009, respectively:

Net Sales and Service Fees by Geographic Region
	Three months ended January 31,				Change
	2010		2009		Amount	%
North America	$6,101	29.6%	$9,636	34.0%	$(3,535)	(36.7)%
Europe	12,015	58.3%	18,060	63.8%	(6,045)	(33.5)%
Asia Pacific	2,500	12.1%	611	2.2%	1,889	309.2%
Total	$20,616	100.0%	$28,307	100.0%	$(7,691)	(27.2)%

The decrease in sales was primarily driven by lower demand, particularly for higher-priced, high performance vertical machining centers (which are principally marketed in the European sales region), and continued pricing pressures globally.  Unit shipments for the first quarter of fiscal 2010 decreased in the North America by 54% and decreased in Europe by 31%, while unit shipments increased in the Asia Pacific sales region by 571% compared to the same period in fiscal 2009.   The increased sales in the Asia Pacific region during the first quarter of fiscal 2010 were primarily the result of increased demand in Singapore, South Korea and China.

Net Sales and Service Fees by Product Category
	Three months ended January 31,				Change
	2010		2009		Amount	%
Computerized Machine Tools	$16,890	81.9%	$23,948	84.6%	$(7,058)	(29.5)%
Service Fees, Parts and Other	3,726	18.1%	4,359	15.4%	(633)	(14.5)%
Total	$20,616	100.0%	$28,307	100.0%	$(7,691)	(27.2)%

Unit shipments of computerized machine tools during the first quarter of fiscal 2010 decreased by 26% from the corresponding period in fiscal 2009.

Orders. New order bookings in the first quarter of fiscal 2010 were $20.6 million, a decrease of $3.9 million, or 16%, from the same period in fiscal 2009.  Orders decreased in North America of $2.8 million, or 33%, and decreased in Europe $3.6 million, or 23%, while orders in the Asia Pacific sales region increased $2.5 million, or 413%, compared to the first quarter of fiscal 2009.  During the first quarter of fiscal 2010, large government contracts in Europe were cancelled due to budgetary restraints, reducing our orders and backlog in Europe by approximately $2.0 million, or 11%.  Excluding these order cancellations in Europe, the decrease in total new order bookings for the first quarter of fiscal 2010 was $1.9 million, or 8% on a worldwide basis and $1.6 million, or 10%, in Europe compared to the same period in fiscal 2009.  The impact of currency translation on new orders booked in fiscal 2010 was consistent with its impact on sales.

Gross Profit.  Hurco’s gross profit for the first quarter of fiscal 2010 was 19%, compared to 30% for the same period in fiscal 2009.  The decrease in profit as a percentage of sales was due to lower sales in Europe of our higher margin, high performance vertical machining centers, as well as the impact of fixed costs on lower sales and production volume, and competitive pricing pressures on a global basis.

Operating Expenses.  Selling, general and administrative expenses were $6.5 million for the first quarter of fiscal 2010, a decrease of $1.5 million, or 19%, from the first quarter of fiscal 2009. The decrease reflected lower sales commissions and the benefit of cost reduction initiatives, partially offset by the unfavorable effect of a weaker U.S. dollar in fiscal 2010 when translating foreign operating expenses to U.S. dollars for financial reporting purposes.

Operating Income (Loss).  The operating loss for the first quarter of fiscal 2010 was $2.6 million compared to operating income of $513,000 for the prior year period.  The reduction in operating income year-over-year was primarily due to the reduction in sales, primarily those for the higher margin, high performance vertical machining centers in the European sales region, the impact of fixed costs on lower sales volume, and competitive pricing pressures on a global basis.

Other (Income) Expense, Net.  The increase in other expense of $204,000 was primarily due to net realized and unrealized losses from foreign currency fluctuations on payables and receivables, net of foreign currency forward exchange contracts and our allocated share of the loss incurred by a Taiwan contract manufacturer in which we have an equity investment.

Income Taxes.  Our effective tax rate for the first quarter of fiscal 2010 was 35% in comparison to 36% for the same period in fiscal 2009.  We recorded a benefit for income taxes during the first quarter of fiscal 2010 of approximately $1.0 million compared to a provision of $195,000 for the same period in fiscal 2009, as a result of the decreased operating income year over year.

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

The following tables set forth net sales (in thousands) by geographic region and product category for the first quarter of 2009 and 2008:

Net Sales and Service Fees by Geographic Region
	Three months ended January 31,				Change
	2009		2008		Amount	%
North America	$9,636	34.0%	$13,079	21.5%	$(3,443)	(26.3)%
Europe	18,060	63.8%	45,052	73.9%	(26,992)	(59.9)%
Asia Pacific	611	2.2%	2,792	4.6%	(2,181)	(78.1)%
Total	$28,307	100.0%	$60,923	100.0%	$(32,616)	(53.5)%

Sales were down sharply across all regions due to the economic disruption that has had an adverse effect on all markets around the world.  In addition to declining demand and the impact of currency translation, approximately 15% of the sales decline was attributable to a drop in sales of VMX machines in the Europe sales region.

Net Sales and Service Fees by Product Category
	Three months ended January 31,				Change
	2009		2008		Amount		%

Computerized Machine Tools	$23,948	84.6%	$54,924	90.2%	$	(30,976)	(56.4)%
Service Fees, Parts and Other	4,359	15.4%	5,999	9.8%		(1,640)	(27.3)%
Total	$28,307	100.0%	$60,923	100.0%		$(32,616)	(53.5)%

Sales of computerized machine tools during the first quarter of fiscal 2009 decreased 56% from the corresponding period in fiscal 2008. The decrease was driven primarily by a deterioration of 32% in overall shipments. The remaining change is due to the impact of unfavorable mix, particularly higher-priced VMX machines and changes due to fluctuations in currency exchange rates.

Orders. New order bookings in the first quarter of fiscal 2009, were $24.5 million, a decrease of $36.6 million, or 60%, compared to the prior year period.  Orders in the North America, Europe and Asia Pacific regions decreased $3.7 million, or 30%, $30.8 million, or 67% and $2.2 million, or 79%, respectively.  The decline in orders we experienced at the end of fiscal 2008 continued and worsened as our customers, consisting primarily of small job shops, reacted to the deteriorating conditions in the markets they serve.  The impact of currency translation on new orders booked for the first quarter was consistent with the impact on sales.

Gross Profit.  Gross profit for the first quarter of fiscal 2009 was 30%, compared to 41% for the 2008 period.  The decrease in profit rate was primarily due to lower overall demand, and particularly in sales of higher margin VMX machines in the Europe sales region.

Operating Expenses.  Selling, general and administrative expenses were $8.0 million for the first quarter of fiscal 2009, a decrease of $4.3 million, or 35%, from the 2008 period, reflecting lower sales commissions, cost reduction initiatives and the favorable effect of a stronger U.S. Dollar during the 2009 period when translating foreign operating expenses for financial reporting purposes.

Operating Income.  Operating income for the first quarter of fiscal 2009 was $513,000, or 2% of sales and service fees, compared to $12.5 million, or 20% of sales and service fees, for the prior year period.  The reduction in operating income year-over-year was primarily due to lower overall demand, and particularly in sales of higher margin VMX machines in the Europe sales region.

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

LIQUIDITY AND CAPITAL RESOURCES

At January 31, 2010, we had cash of $32.4 million, compared to $28.8 million at October 31, 2009.  Approximately 69% of the $32.4 million of cash is in U.S. Dollars.  The balance is held outside the U.S. in the local currencies of our various foreign entities and is subject to fluctuations in currency exchange rates.

Working capital, excluding cash and cash equivalents, was $63.3 million at January 31, 2010, compared to $68.7 million at October 31, 2009.  The $5.4 million decrease in working capital was primarily driven by a decrease in inventory as a result of lower production levels.

We believe our cash resources will permit us to stay committed to our strategic plan of product innovation and targeted penetration of developing markets.  In order to minimize losses and sustain cash flow during these current economic conditions we have significantly reduced our production levels and implemented cost saving initiatives.

Capital expenditures during the first quarter of fiscal 2010 were primarily for implementation of operating systems and software development costs.  We funded these expenditures with cash flow from operations.

Although we have not made any significant acquisitions in the recent past and we have no present plans for acquisitions, we continue to receive and review information on businesses and assets, including intellectual property assets, which are available for purchase.

NEW ACCOUNTING PRONOUNCEMENTS

In January 2010, the FASB issued guidance to improve disclosures about fair value measurements.  Reporting entities will have to provide information about movements of assets among Levels 1 and 2; and a reconciliation of purchases, sales, issuance, and settlements of activity valued with a Level 3 method, of the three-tier fair value hierarchy established by previous FASB guidance. The guidance also clarifies the existing requirements for fair value measurement disclosures as it relates to each class of assets and liabilities. The guidance is effective for interim and annual reporting periods beginning after December 15, 2009 for Level 1 and 2 disclosure requirements and after December 15, 2010 for Level 3 disclosure requirements. We will adopt the guidance in the second quarter of fiscal 2010. We do not anticipate this adoption will have a material impact on our consolidated financial statements.

In February 2010, the FASB issued various non-substantive amendments to the FASB Codification that do not fundamentally change existing GAAP; however, certain amendments could alter the application of GAAP as it relates to derivatives and income taxes. The amended guidance is effective beginning in the first interim or annual period beginning after the release date, except for certain amendments. We will adopt the guidance in the second quarter of fiscal 2010. We do not anticipate this adoption will have a material impact on our consolidated financial statements.

On February 2010, the FASB issued amendments to certain recognition and disclosure requirements. This guidance removes the requirement that SEC filers disclose the date through which subsequent events have been evaluated. This amendment alleviates potential conflicts between previous guidance and the SEC’s requirements. The guidance became effective upon issuance and we adopted this guidance during the first quarter of fiscal 2010.

CRITICAL ACCOUNTING POLICIES

Our accounting policies, which are described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2009, require management to make significant estimates and assumptions using information available at the time the estimates are made. These estimates and assumptions significantly affect various reported amounts of assets, liabilities, revenues, and expenses.  If our future experience differs materially from these estimates and assumptions, our results of operations and financial condition would be affected. There were no material changes to our critical accounting policies during the first three months of fiscal 2010.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

There have been no material changes related to contractual obligations and commitments from the information provided in our Annual Report on Form 10-K for the fiscal year ended October 31, 2009.

OFF BALANCE SHEET ARRANGEMENTS

From time to time, our subsidiaries guarantee third party payment obligations in connection with the sale of machines to customers that use financing.  We follow FASB guidance for accounting for contingencies with respect to these guarantees.   As of January 31, 2010, we had 52 outstanding third party payment guarantees totaling approximately $2.5 million. The terms of these guarantees are consistent with the underlying customer financing terms. Upon shipment of a machine, the customer has the risk of ownership. The customer does not obtain title, however, until it has paid for the machine.  A retention of title clause allows us to recover the machine if the customer defaults on the lease. We accrue for potential liabilities under these guarantees when we believe a loss is probable and can be estimated.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

Certain statements made in this report constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from those expressed or implied by the statements. These risks, uncertainties and other factors include:

•	The impact of the current global economic recession on demand for our products and our customers’ access to credit and ability to pay us for the products they purchase;
•	The cyclical nature of the machine tool industry;
•	The risks of our international operations;
•	The limited number of our manufacturing sources;
•	The effects of changes in currency exchange rates;
•	Our dependence on new product development;
•	The need to make technological advances;
•	Competition with larger companies that have greater financial resources;
•	Changes in the prices of raw materials, especially steel and iron products;
•	Possible obsolescence of our technology;
•	Acquisitions that could disrupt our operations and affect operating results;
•	Impairment of our assets;
•	The need to protect our intellectual property assets;
•	The impact of the continuing downturn in the global economy;
•	The impact of ongoing disruptions in the credit markets on our investment securities; and
•	The effect of the loss of key personnel.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Interest on borrowings on our bank credit agreements are tied to prevailing U.S. and European interest rates.  At January 31, 2010, there were no outstanding borrowings under our bank credit agreements.

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

Forward contracts for the sale or purchase of foreign currencies as of January 31, 2010, which are designated as cash flow hedges under FASB guidance related to accounting for derivative instruments and hedging activities were as follows:

	Notional Amount	Weighted Avg.		Contract Amount at Forward Rates in U.S. Dollars
Forward Contracts	in Foreign Currency	Forward Rate		Contract Date	January 31, 2010	Maturity Dates
Sale Contracts:
Euro	9,250,000	1.3981		12,932,425	12,814,463	February 2010 – January 2011
Pound Sterling	2,075,000	1.6118		3,344,485	3,313,996	February 2010 – January 2011
Purchase Contracts:
New Taiwan Dollar	300,000,000	31.84	*	9,422,334	9,515,438	February 2010 – January 2011

*NT Dollars per U.S. Dollar

Forward contracts for the sale or purchase of foreign currencies as of January 31, 2010, which were entered into to protect against the effects of foreign currency fluctuations on receivables and payables and are not designated as hedges under this guidance denominated in foreign currencies, were as follows:

	Notional Amount in	Weighted Avg.		Contract Amount at Forward Rates in U.S. Dollars
Forward Contracts	Foreign Currency	Forward Rate		Contract Date	January 31, 2010	Maturity Dates
Sale Contracts:
Euro	9,523,325	1.4203		13,525,978	13,203,576	February 2010 – April 2010
Pound Sterling	776,422	1.5979		1,240,644	1,241,192	February 2010 – March 2010
Canadian Dollar	356,054	.9422		335,474	333,308	February 2010 – April 2010
Singapore Dollar	4,116,990	1.5501		2,655,870	2,927,975	March 2010

Purchase Contracts:
New Taiwan Dollar	22,392,000	31.71	*	706,138	699,937	February 2010

* NT Dollars per U.S. Dollar

We are also exposed to foreign currency exchange risk related to our investment in net assets in foreign countries.   To manage this risk, we entered into a forward contract with a notional amount of €3.0 million.  We designated this forward contract as a hedge of our net investment in Euro denominated assets.  We selected the forward method under FASB guidance related to the accounting for derivatives instruments and hedging activities. The forward method requires all changes in the fair value of the forward to be reported as a cumulative translation adjustment in Accumulated Other Comprehensive Loss, net of tax, in the same manner as the underlying hedged net assets.  This forward contract matured on November 24, 2009 and we entered into a new forward contract for the same notional amount that is set to mature in November 2010.  At January 31, 2010, we had $23,000 of realized losses and $196,000 of unrealized gains, net of tax, recorded as cumulative translation adjustments in Accumulated Other Comprehensive Loss related to this forward contract.

Forward contracts for the sale or purchase of foreign currencies as of January 31, 2010, which are designated as net investment hedges under this guidance were as follows:

	Notional Amount	Weighted Avg.	Contract Amount at Forward Rates in U.S. Dollars
Forward Contracts	in Foreign Currency	Forward Rate	Contract Date	January 31, 2010	Maturity Date
Sale Contracts:
Euro	3,000,000	1.4896	4,468,800	4,151,670	November 2010

Item 4. CONTROLS AND PROCEDURES

We carried out an evaluation under the supervision and with participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2010, pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended.  Based upon that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of the evaluation date.

There were no changes in our internal controls over financial reporting during the quarter ended January 31, 2010 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

We are involved in various claims and lawsuits arising in the normal course of our business.  We believe it is remote that any of these claims will have a material adverse effect on our consolidated financial position or results of operations.

Item 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed in Part I, Item 1A – Risk Factors in our Annual Report on Form 10-K for the year ended October 31, 2009.

Item 5.  OTHER INFORMATION

During the period covered by this report, the Audit Committee of our Board of Directors did engage our independent registered public accounting firm to perform non-audit, tax planning services.  This disclosure is made pursuant to Section 10A9(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002.

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

March 11, 2010