Form 10-Q
period 2010-04-30
HURCO COMPANIES INC
filed 2010-06-04
CIK 315374

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended April 30, 2010 or
☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to _________.

Commission File No. 0-9143

HURCO COMPANIES, INC.
(Exact name of registrant as specified in its charter)

Indiana	35-1150732
(State or other jurisdiction of	(I.R.S. Employer Identification Number)
incorporation or organization)

One Technology Way
Indianapolis, Indiana	46268
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code    (317) 293-5309

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
                                                                                                                                                                           Yes ☐  No ☒

The number of shares of the Registrant's common stock outstanding as of June 1, 2010 was 6,440,851.

HURCO COMPANIES, INC.
April 2010 Form 10-Q Quarterly Report

Table of Contents

PART I - FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

HURCO COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	April 30		April 30
	2010	2009	2010	2009
	(Unaudited)		(Unaudited)

Sales and service fees	$24,088	$20,489	$44,704	$48,796

Cost of sales and service	19,411	15,269	36,047	35,034

Gross profit	4,677	5,220	8,657	13,762

Selling, general and administrative expenses	7,230	7,518	13,763	15,547

Operating loss	(2,553)	(2,298)	(5,106)	(1,785)

Interest expense	8	4	22	27

Interest income	5	45	25	149

Investment income	3	1	8	29

Other (income) expense, net	116	(1,768)	393	(1,695)

Income (loss) before taxes	(2,669)	(488)	(5,488)	61

Benefit for income taxes	(1,096)	(207)	(2,079)	(12)

Net income (loss)	$(1,573)	$(281)	$(3,409)	$73

Earnings (losses) per common share

Basic	$(0.24)	$(0.04)	$(0.53)	$0.01
Diluted	$(0.24)	$(0.04)	$(0.53)	$0.01

Weighted average common shares outstanding

Basic	6,441	6,421	6,441	6,421
Diluted	6,441	6,421	6,441	6,430

The accompanying notes are an integral part of the condensed consolidated financial statements.

HURCO COMPANIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per-share data)

	April 30 2010	October 31 2009
	(Unaudited)	(Audited)

ASSETS
Current assets:
Cash and cash equivalents	$36,018	$28,782
Accounts receivable, net	13,697	13,988
Refundable taxes	5,516	7,121
Inventories, net	50,667	60,281
Deferred income taxes, net	2,263	2,670
Derivative assets	1,372	376
Other	7,353	5,046
Total current assets	116,886	118,264

Property and equipment:
Land	782	782
Building	7,116	7,116
Machinery and equipment	15,136	14,995
Leasehold improvements	1,967	2,021
	25,001	24,914
Less accumulated depreciation and amortization	(12,688)	(11,802)
	12,313	13,112
Software development costs, less accumulated amortization	6,244	6,503
Investments and other assets, net	6,506	6,864
	$141,949	$144,743

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,961	$8,262
Accrued expenses and other	7,658	9,025
Accrued warranty expenses	1,222	1,286
Derivative liabilities	153	2,234
Total current liabilities	21,994	20,807

Non-current liabilities:
Deferred income taxes, net	2,577	2,570
Deferred credits and other	1,039	990
Total liabilities	25,610	24,367

Shareholders’ equity:
Preferred stock: no par value per share, 1,000,000 shares authorized, no shares issued	—	—
Common stock: no par value, $.10 stated value per share, 13,250,000 shares authorized, 6,440,851 shares issued and outstanding, respectively	644	644
Additional paid-in capital	52,052	52,003
Retained earnings	66,159	69,568
Accumulated other comprehensive loss	(2,516)	(1,839)
Total shareholders’ equity	116,339	120,376
	$141,949	$144,743

The accompanying notes are an integral part of the condensed consolidated financial statements.

HURCO COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended		Six Months Ended
	April 30		April 30
	2010	2009	2010	2009
	(Unaudited)		(Unaudited)
Cash flows from operating activities:
Net income (loss)	$(1,573)	$(281)	$(3,409)	$73
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Provision for doubtful accounts	(74)	210	(189)	516
Changes in deferred income taxes	(243)	(140)	(783)	(1,246)
Equity in loss of affiliates	69	64	181	88
Depreciation and amortization	1,000	814	1,833	1,605
Foreign currency (gain) loss	1,365	(1,941)	3,584	(861)
Unrealized (gain) loss on derivatives	(173)	1,771	(835)	4,016
Stock-based compensation	31	57	49	114
Change in assets and liabilities:
(Increase) decrease in accounts receivable	(1,609)	2,848	(403)	15,895
(Increase) decrease in inventories	2,135	571	7,413	3,500
Increase (decrease) in accounts payable	4,876	(4,072)	4,649	(17,513)
Increase (decrease) in accrued expenses	(336)	(1,313)	(1,067)	(9,306)
Net change in derivative assets and liabilities	(1)	1,657	(1,039)	2,611
Other	(1,042)	(1,138)	(848)	(1,895)
Net cash provided by (used for) operating activities	4,425	(893)	9,136	(2,403)

Cash flows from investing activities:
Proceeds from sale of property and equipment	35	217	35	221
Purchase of property and equipment	(67)	(536)	(249)	(1,328)
Sale of investments	—	—	—	6,674
Software development costs	(202)	(432)	(495)	(991)
Other investments	(8)	(846)	(17)	(894)
Net cash provided by (used for) investing activities	(242)	(1,597)	(726)	3,682

Effect of exchange rate changes on cash	(546)	214	(1,174)	177

Net increase (decrease) in cash and cash equivalents	3,637	(2,276)	7,236	1,456

Cash and cash equivalents at beginning of period	32,381	30,126	28,782	26,394

Cash and cash equivalents at end of period	$36,018	$27,850	$36,018	$27,850

The accompanying notes are an integral part of the condensed consolidated financial statements.

HURCO COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
For the six months ended April 30, 2010 and 2009

(In thousands, except shares issued and outstanding)	Common stock		Additional		Accumulated other comprehensive
	Shares issued & outstanding	Amount	paid-in capital	Retained earnings	income (loss)	Total

Balances, October 31, 2008	6,420,851	$642	$51,690	$71,889	$(744)	$123,477

Net income	—	—	—	73	—	73

Translation of foreign currency financial statements	—	—	—	—	65	65

Realized losses on derivative instruments reclassified into operations, net of tax of $(251)	—	—	—	—	(408)	(408)

Unrealized loss on derivative instruments, net of tax of ($989)	—	—	—	—	(1,606)	(1,606)

Reversal of unrealized loss on investments, net of tax	—	—	—	—	202	202

Comprehensive loss	—	—	—	—	—	(1,674)

Stock-based compensation expense	—	—	114	—	—	114

Balances, April 30, 2009 (Unaudited)	6,420,851	$642	$51,804	$71,962	$(2,491)	$121,917

Balances, October 31, 2009	6,440,851	$644	$52,003	$69,568	$(1,839)	$120,376

Net loss	—	—	—	(3,409)	—	(3,409)

Translation of foreign currency financial statements	—	—	—	—	(1,617)	(1,617)

Realized losses on derivative instruments reclassified into operations, net of tax of $(46)	—	—	—	—	(75)	(75)

Unrealized gain on derivative instruments, net of tax of $625	—	—	—	—	1,015	1,015

Comprehensive loss	—	—	—	—	—	(4,086)

Stock-based compensation expense	—	—	49	—	—	49

Balances, April 30, 2010 (Unaudited)	6,440,851	$644	$52,052	$66,159	$(2,516)	$116,339

The accompanying notes are an integral part of the condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	GENERAL

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

The condensed financial information as of April 30, 2010 and for the three and six months ended April 30, 2010 and April 30, 2009 is unaudited; however, in our opinion, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary to present fairly our consolidated financial position, results of operations, changes in shareholders’ equity and cash flows at the end of the interim periods.  We suggest that you read these condensed consolidated financial statements in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended October 31, 2009.

Certain amounts in the 2009 condensed consolidated financial statements have been reclassified to conform to the April 30, 2010 presentation. These classifications had no effect on the previously reported net income (loss).

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

Derivatives Designated as Hedging Instruments

We enter into foreign currency forward exchange contracts periodically to hedge certain forecasted inter-company sales and purchases denominated in foreign currencies (the Pound Sterling, Euro and New Taiwan Dollar).  The purpose of these instruments is to mitigate the risk that the U.S. Dollar net cash inflows and outflows resulting from sales and purchases denominated in foreign currencies will be adversely affected by changes in exchange rates.  These forward contracts have been designated as cash flow hedge instruments, and are recorded in the Condensed Consolidated Balance Sheets at fair value in Derivative Assets and Derivative Liabilities.  The effective portion of the gains and losses resulting from the changes in the fair value of these hedge contracts are deferred in Accumulated other comprehensive loss and recognized as an adjustment to Cost of sales and services in the period that the corresponding inventory sold that is the subject of the related hedge contract is recognized, thereby providing an offsetting economic impact against the corresponding change in the U.S. Dollar value of the inter-company sale or purchase being hedged.  The ineffective portion of gains and losses resulting from the changes in the fair value of these hedge contracts is reported in Other (income) expense, net immediately.  We perform quarterly assessments of hedge effectiveness by verifying and documenting the critical terms of the hedge instrument and determining that forecasted transactions have not changed significantly.   We also assess on a quarterly basis whether there have been adverse developments regarding the risk of a counterparty default.

We had forward contracts outstanding as of April 30, 2010, denominated in Euros, Pounds Sterling and New Taiwan Dollars with set maturity dates ranging from May 2010 through April 2011.  The contract amounts, expressed at forward rates in U.S. Dollars at April 30, 2010, were $13.1 million for Euros, $4.4 million for Pounds Sterling and $13.4 million for New Taiwanese Dollars.    At April 30, 2010, we had approximately $484,000 of gains, net of tax, related to cash flow hedges deferred in Accumulated Other Comprehensive Loss.  Of this amount, $498,000 represents unrealized gains, net of tax, related to cash flow hedge instruments that remain subject to currency fluctuation risk.  These deferred gains will be recorded as an adjustment to Cost of sales and services in periods through April 2011, when the corresponding inventory that is the subject of the related hedge contract is sold, as described above.

We are also exposed to foreign currency exchange risk related to our investment in net assets in foreign countries.   To manage this risk, we have maintained a forward contract with a notional amount of €3.0 million.  We designated this forward contract as a hedge of our net investment in Euro denominated assets.  We selected the forward method under FASB guidance related to the accounting for derivatives instruments and hedging activities. The forward method requires all changes in the fair value of the contract to be reported as a cumulative translation adjustment in Accumulated other comprehensive loss, net of tax, in the same manner as the underlying hedged net assets.  This forward contract matured on November 24, 2009 and we entered into a new forward contract for the same notional amount that is set to mature in November 2010.  At April 30, 2010, we had $23,000 of realized losses and $293,000 of unrealized gains, net of tax, recorded as cumulative translation adjustments in Accumulated other comprehensive loss related to this forward contract.

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

We have forward contracts outstanding as of April 30, 2010, in Euros, Pounds Sterling, Canadian Dollars, Singapore Dollars and New Taiwan Dollars with set maturity dates ranging from May 2010 through March 2011.  The amounts of these contracts at forward rates in U.S. Dollars at April 30, 2010 for Euros, Pounds Sterling, Canadian Dollars, New Taiwan Dollars and Singapore Dollars totaled $15.1 million.

Fair Value of Derivative Instruments

We recognize the fair value of derivative instruments as assets and liabilities on a gross basis on our Condensed Consolidated Balance Sheets.  As of April 30, 2010 and October 31, 2009, all derivative instruments were recorded at fair value on the balance sheets as follows (in thousands):

	2010		2009
	Balance sheet	Fair	Balance sheet	Fair
Derivatives	location	value	location	value

Designated as hedging instruments:
Foreign exchange forward contracts	Derivative assets	$1,367	Derivative assets	$74
Foreign exchange forward contracts	Derivative liabilities	$89	Derivative liabilities	$1,246

Not designated as hedging instruments:
Foreign exchange forward contracts	Derivative assets	$5	Derivative assets	$302
Foreign exchange forward contracts	Derivative liabilities	$64	Derivative liabilities	$988

Effect of Derivative Instruments on the Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Changes in Shareholders’ Equity and Operations

Derivative instruments had the following effects on our Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Changes in Shareholders’ Equity and Operations during the six months ended April 30, 2010 and 2009 (in thousands):

Derivatives	Amount of gain (loss) recognized in other comprehensive loss		Location of gain (loss) reclassified from other comprehensive loss	Amount of gain (loss) reclassified from other comprehensive loss
	2010	2009		2010	2009
Designated as hedging instruments: (Effective portion)
Foreign exchange forward contracts – Intercompany sales/purchases	$1,640	$(2,595)	Cost of sales and service	$(121)	$(659)

Foreign exchange forward contract – Net investment	$401	$(148)	Cost of sales and service	N/A	N/A

As a result of the global recession we had to close hedge contracts before maturity due to forecasted reductions in production and sales.  Those contracts closed early were deemed ineffective for financial reporting purposes and as a result we recognized a loss of $65,000 for the six months ended April 30, 2010, and a gain of $2.5 million for the six months ended April 30, 2009.

	Location of gain	Amount of gain (loss)
Derivatives	recognized in operations	recognized in operations
		2010	2009
Not designated as hedging instruments:
Foreign exchange forward contracts	Other (income) expense, net	$1,334	$(1,108)

3.	STOCK OPTIONS

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

On December 18, 2009, the Compensation Committee granted a total of 30,000 stock options under the 2008 Plan to four executive employees.  The fair value of the options was estimated on the date of grant using a Black-Scholes valuation model with assumptions for expected volatility based on the historical volatility of our common stock of 65%, expected term of the options, dividend yield rate of 0% and a risk-free interest rate of 2.3% based upon the three-year U.S. Treasury yield as of the date of grant.  The options vest over a three-year period beginning one year from the date of grant.  Based upon the foregoing factors, the grant date fair value of the stock options was determined to be $8.29 per share.

During the first six months of fiscal 2010 and 2009, we recorded approximately $49,000 and $114,000, respectively, of stock-based compensation expense related to grants under the plans.  As of April 30, 2010, there was approximately $362,000 of total unrecognized stock-based compensation cost that we expect to recognize by the end of fiscal 2014.

A summary of stock option activity for the six-month period ended April 30, 2010, is as follows:

	Stock options	Weighted average exercise price

Outstanding at October 31, 2009	65,369	$24.11

Options granted	30,000	14.82
Options exercised	—	—
Options cancelled	—	—

Outstanding at April 30, 2010	95,369	$21.19

Summarized information about outstanding stock options as of April 30, 2010, that are already vested and those that are expected to vest, as well as stock options that are currently exercisable, are as follows:

	Options already vested and expected to vest	Options currently exercisable

Number of outstanding options	95,369	51,369

Weighted average remaining contractual life (years)	7.90	6.31
Weighted average exercise price per share	$21.19	$26.62

Intrinsic value	$244,000	$41,000

The intrinsic value of a stock option is calculated as the difference between the stock price as of April 30 and the exercise price of the option.

4.	EARNINGS (LOSSES) PER SHARE

Basic earnings (losses) per common share are based on the weighted average number of shares of our common stock outstanding during the period.  Diluted earnings (losses) per common share give effect to shares underlying outstanding stock options using the treasury method when applied to our basic earnings per share.  The following table presents a reconciliation of our basic and diluted earnings (losses) per share computation:

	Three months ended				Six months ended
	April 30,				April 30,
(in thousands, except per share amount)	2010		2009		2010		2009

	Basic	Diluted	Basic	Diluted	Basic	Diluted	Basic	Diluted

Net income (loss)	$(1,573)	$(1,573)	$(281)	$(281)	$(3,409)	$(3,409)	$73	$73

Weighted average shares
outstanding	6,441	6,441	6,421	6,421	6,441	6,441	6,421	6,421
Assumed issuances under
stock options plans	—	—	—	—	—	—	—	9
	6,441	6,441	6,421	6,421	6,441	6,441	6,421	6,430
Income (loss) per share	$(0.24)	$(0.24)	$(0.04)	$(0.04)	$(0.53)	$(0.53)	$0.01	$0.01

5.	ACCOUNTS RECEIVABLE

Accounts receivable are net of allowances for doubtful accounts of $620,000 as of April 30, 2010 and $809,000 as of October 31, 2009.

6.	INVENTORIES

Inventories, priced at the lower of cost (first-in, first-out method) or market, are summarized below (in thousands):

	April 30, 2010	October 31, 2009
Purchased parts and sub-assemblies	$14,730	$14,961
Work-in-process	7,060	3,559
Finished goods	28,877	41,761
	$50,667	$60,281

7.	SEGMENT INFORMATION

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

From time to time, our subsidiaries guarantee third party payment obligations in connection with the sale of machines to customers that use financing.  We follow FASB guidance for accounting for contingencies with respect to these guarantees.   As of April 30, 2010, we had 41 outstanding third party payment guarantees totaling approximately $2.1 million. The terms of these guarantees are consistent with the underlying customer financing terms.  Upon shipment of a machine, the customer has the risk of ownership. The customer does not obtain title, however, until it has paid for the machine.  A retention of title clause allows us to recover the machine if the customer defaults on the financing. We accrue for potential liabilities under these guarantees when we believe a loss is probable and can be estimated.

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

	Six months ended
	April 30, 2010	April 30, 2009
Balance, beginning of period	$1,286	$2,536
Provision for warranties during the period	835	248
Charges to the reserve	(854)	(829)
Impact of foreign currency translation	(45)	(6)
Balance, end of period	$1,222	$1,949

9.	COMPREHENSIVE LOSS

A reconciliation of our net income (loss) to comprehensive loss is as follows (in thousands):
	Three months ended
	April 30, 2010	April 30, 2009
Net income (loss)	$(1,573)	$(281)
Translation of foreign currency financial statements	(586)	810
Realized gain (loss) on derivative instruments reclassified into operations, net of tax	(92)	(65)
Unrealized gain (loss) on derivative instruments, net of tax	536	(1,655)
Comprehensive loss	$(1,715)	$(1,191)

10.	DEBT AGREEMENTS

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

As of April 30, 2010 and October 31, 2009, we had no debt or borrowings outstanding under any of our credit facilities and no outstanding letters of credit.  As of April 30, 2010, we had unutilized credit facilities of $21.7 million available for either direct borrowings or commercial letters of credit.

11.	INCOME TAXES

Our unrecognized tax benefits were $688,000 as of April 30, 2010 and $670,000 as of October 31, 2009, and in each case included accrued interest.  Any adjustments to our reserves for income taxes would impact our effective tax rate.

We recognize accrued interest and penalties related to unrecognized tax benefits as components of our income tax provision.  We believe our unrecognized tax positions meet the minimum statutory threshold to avoid payment of penalties and, therefore, no tax penalties have been estimated.  As of April 30, 2010, the gross amount of interest accrued, reported in other non-current liabilities, was approximately $112,000, which did not include the federal tax benefit of interest deductions.

We file U.S. federal and state income tax returns, as well as tax returns in several foreign jurisdictions.  The statutes of limitations with respect to unrecognized tax benefits will expire between July 2010 and April 2013.

12.	FINANCIAL INSTRUMENTS

The carrying amounts for our trade receivables and payables approximate their fair values.  We also have financial instruments in the form of foreign currency forward exchange contracts.  The U.S. Dollar equivalent notional amount of these contracts was $51.2 million and $50.8 million at April 30, 2010 and October 31, 2009, respectively.  The fair value of Derivative assets recorded on our Consolidated Balance Sheets at April 30, 2010 and October 31, 2009 was $1.4 million and $376,000, respectively.  The fair value of Derivative liabilities recorded on our Consolidated Balance Sheets at April 30, 2010 and October 31, 2009 was $153,000 and $2.2 million, respectively.

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

In accordance with this guidance, the following table represents the fair value hierarchy for our financial assets and liabilities measured at fair value as of April 30, 2010 and October 31, 2009 (in thousands):

	Assets		Liabilities
	April 30, 2010	October 31, 2009	April 30, 2010	October 31, 2009

Level 1
Deferred Compensation	$724	$642	$-	$-

Level 2
Derivatives	$1,372	$376	$153	$2,234

Total	$2,096	$1,018	$153	$2,234

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

We experienced significant growth in our sales and earnings between the beginning of fiscal 2003 and the end of fiscal 2008.  The primary drivers of this growth were the strong worldwide demand for machine tools during that period, the expansion of our product line to include higher-price and higher-margin products, increased customer acceptance of our products, and the strength of our selling and manufacturing operations outside the United States.  Our operational performance for the past eighteen months has been adversely affected by the global economic recession.

The market for machine tools is international in scope.  We have both significant foreign sales and foreign manufacturing operations.  During fiscal 2009, approximately 72% of our revenues were attributable to customers located abroad.  We sell our products through more than 100 independent agents and distributors in countries throughout North America, Europe and Asia.  We also have our own direct sales and service organizations in Canada, China, France, Germany, Italy, Poland, Spain, Singapore, South Africa, the United Kingdom and certain parts of the United States.  The vast majority of our machine tools are manufactured to our specifications primarily by our wholly owned subsidiary in Taiwan, Hurco Manufacturing Limited (HML).  Machine castings and components to support HML’s production are manufactured at our facility in Ningbo, China.  We also manufacture machine tools for the Chinese market at the Ningbo plant.

Our sales to foreign customers are denominated, and payments by those customers are made, in the prevailing currencies—primarily the Euro and Pound Sterling—in the countries in which those customers are located. Our product costs are incurred and paid primarily in the New Taiwan Dollar and the U.S. Dollar.  Changes in currency exchange rates may have a material effect on our operating results and consolidated balance sheets as reported under U.S. Generally Accepted Accounting Principles.  For example, when the U.S. Dollar weakens in value relative to a foreign currency, as has been the case since the beginning of fiscal 2010, sales made, and expenses incurred, in that currency when translated to U.S. Dollars for reporting in our financial statements, are higher than would be the case when the U.S. Dollar is stronger.  In our comparison of period-to-period results, we discuss the effect of currency translation on those results including the increases or decreases in those results as reported in our financial statements (which reflect translation to U.S. Dollars at exchange rates prevailing during the period covered by those financial statements) and also the effect that changes in exchange rates had on those results.  During the month of May, European currencies including the Pound Sterling, and Euro declined significantly in value in relation to the U.S. Dollar.  If such a decline continues it would have an adverse affect on our results when translating our financial statements to U.S. Dollars for financial reporting purposes.

Our high levels of foreign manufacturing and sales also subject us to cash flow risks due to fluctuating currency exchange rates.  We seek to mitigate those risks through the use of various derivative instruments – principally foreign currency forward exchange contracts.

In response to the global recession, beginning in the fourth quarter of fiscal 2008, we implemented various cost saving initiatives to reduce expenses while staying committed to our strategic plan of product innovation and penetration of developing markets.

During the second quarter of fiscal 2010, sales were 18% above the second quarter of fiscal 2009 and 17% above the first quarter of fiscal 2010.  Orders for the second quarter of fiscal 2010 were 69% higher than the second quarter of fiscal 2009 and 48% higher than the first quarter of fiscal 2010.  However, sales in Europe may be adversely impacted by weak economic conditions.  Based upon our current inventory position and order level, we have increased our production levels to be in line with the current trend of increasing order demand.

RESULTS OF OPERATIONS

Three Months Ended April 30, 2010 Compared to Three Months Ended April 30, 2009

Sales and Service Fees.  Sales and service fees for the second quarter of fiscal 2010 were $24.1 million, an increase of $3.6 million, or 18%, from the second quarter of fiscal 2009.  The increase in second quarter revenues was primarily the result of increased demand for our higher-priced, higher performance vertical machining centers in the European sales region and overall increased demand in the Asia Pacific region.  The effect of a weaker U.S. Dollar when translating foreign sales to U.S. Dollars for financial reporting purposes had a favorable impact of approximately 5%, or $1.1 million, on the period-to-period comparison.

The following tables set forth net sales (in thousands) by geographic region and product category for the second quarter of 2010 and 2009, respectively:

Net Sales and Service Fees by Geographic Region
	Three months ended April 30,				Change
	2010		2009		Amount	%
North America	$5,804	24.1%	$6,171	30.1%	$(367)	(5.9)%
Europe	15,342	63.7%	13,042	63.7%	2,300	17.6%
Asia Pacific	2,942	12.2%	1,276	6.2%	1,666	130.6%
Total	$24,088	100.0%	$20,489	100.0%	$3,599	17.6%

The second quarter increase in sales was primarily driven by increased demand for vertical machining centers in Europe and Asia; however, competitive pricing pressures remain in all sales regions.  Unit shipments for the second quarter of fiscal 2010 decreased in North America by 28%, while unit shipments increased in Europe by 11% and in the Asia Pacific sales region by 200% compared to the same period in fiscal 2009.   The increase in the Asia Pacific region was primarily the result of demand in Singapore, South Korea, India, and China.

Net Sales and Service Fees by Product Category
	Three months ended April 30,				Change
	2010		2009		Amount	%
Computerized Machine Tools	$19,883	82.5%	$16,518	80.6%	$3,365	20.4%
Service Fees, Parts and Other	4,205	17.5%	3,971	19.4%	234	5.9%
Total	$24,088	100.0%	$20,489	100.0%	$3,599	17.6%

Unit shipments of computerized machine tools during the second quarter of fiscal 2010 increased by 14% from the corresponding period in fiscal 2009 and reflect a more favorable mix of our higher-priced, higher performance vertical machining centers.

Orders. New order bookings in the second quarter of fiscal 2010 were $30.6 million, an increase of $12.5 million, or 69%, from the same period in fiscal 2009.  Orders increased in North America by $3.3 million, or 66%, in Europe by $6.3 million, or 52%, and Asia Pacific by $2.9 million, or 293%, compared to the second quarter of fiscal 2009.  The increased orders reflected a favorable mix of higher-priced, higher performance vertical machining centers on a global basis.  The impact of currency translation on new orders booked in fiscal 2010 was consistent with its impact on sales.

Gross Profit.  Hurco’s gross profit for the second quarter of fiscal 2010 was 19%, compared to 26% for the same period in fiscal 2009.  The decrease in profit as a percentage of sales was due to the impact of fixed costs on lower sales and production volume and a higher mix of sales from the Asia Pacific region where competitive pricing pressures remain strong.

Operating Expenses.  Selling, general and administrative expenses were $7.2 million for the second quarter of fiscal 2010, a decrease of $288,000, or 4%, from the same period of fiscal 2009. The decrease reflected the benefit of cost reduction initiatives, partially offset by increased sales commissions and the unfavorable effect of a weaker U.S. dollar in fiscal 2010 when translating foreign operating expenses to U.S. dollars for financial reporting purposes.

Operating Income (Loss).  The operating loss for the second quarter of fiscal 2010 was $2.6 million compared an operating loss of $2.3 million for the same period in fiscal 2009.  The increase in the operating loss year-over-year was primarily due to the impact of fixed costs on low sales volumes and competitive pricing pressures on a global basis.

Other (Income) Expense, Net.  The decrease in other income of $1.9 million for the second quarter of fiscal 2010 compared to the same period in fiscal 2009 was primarily due to a reduction of $2.2 million in net realized gains on hedge contracts closed before maturity during the second quarter of fiscal 2009 as a result of forecasted reductions in production and sales.

Income Taxes.  Our effective tax rate for the second quarter of fiscal 2010 was 41% in comparison to 42% for the same period in fiscal 2009.  We recorded a benefit for income taxes during the second quarter of fiscal 2010 of approximately $1.1 million compared to a benefit of $207,000 for the same period in fiscal 2009, as a result of the increase in operating loss year over year.

Six Months Ended April 30, 2010 Compared to Six Months Ended April 30, 2009

Sales and Service Fees.  Sales and service fees for the first half of fiscal 2010 were $44.7 million, a decrease of $4.1 million, or 8%, from the same period of fiscal 2009.  The decrease in revenues was primarily the result of the adverse impact of the global economic recession on demand for machine tools.  The effect of a weaker U.S. Dollar when translating foreign sales to U.S. Dollars for financial reporting purposes had a favorable impact of approximately 5%, or $2.4 million, on the period-to-period comparison.

The following tables set forth net sales (in thousands) by geographic region and product category for the first half of 2010 and 2009, respectively:

Net Sales and Service Fees by Geographic Region
	Six months ended April 30,				Change
	2010		2009		Amount	%
North America	$11,905	26.6%	$15,808	32.4%	$(3,903)	(24.7)%
Europe	27,358	61.2%	31,102	63.7%	(3,744)	(12.0)%
Asia Pacific	5,441	12.2%	1,886	3.9%	3,555	188.5%
Total	$44,704	100.0%	$48,796	100.0%	$(4,092)	(8.4)%

The decrease in sales was primarily driven by lower demand, particularly for higher-priced, high performance vertical machining centers (which are principally marketed in the European sales region) primarily during the first three months of fiscal 2010, and continued pricing pressures globally.  Unit shipments for the first half of fiscal 2010 decreased in North America by 45% and in Europe by 12%, and increased in the Asia Pacific sales region by 308%, compared to the same period in fiscal 2009.   The increase in sales in the Asia Pacific region was primarily the result of demand in Singapore, South Korea, India, and China.

Net Sales and Service Fees by Product Category
	Six months ended April 30,				Change
	2010		2009		Amount	%
Computerized Machine Tools	$36,773	82.3%	$40,466	82.9%	$(3,693)	(9.1)%
Service Fees, Parts and Other	7,931	17.7%	8,330	17.1%	(399)	(4.8)%
Total	$44,704	100.0%	$48,796	100.0%	$(4,092)	(8.4)%

Unit shipments of computerized machine tools during the first half of fiscal 2010 decreased by 9% from the corresponding period in fiscal 2009.

Orders. New order bookings in the first half of fiscal 2010 were $51.2 million, an increase of $8.5 million, or 20%, from the same period in fiscal 2009.  Orders increased in North America by $501,000, or 4%, in Europe by $2.7 million, or 10%, and Asia Pacific by $5.4 million, or 338%, compared to the same period of fiscal 2009.  The increased orders reflected a favorable mix of higher-priced, higher performance vertical machining centers on a global basis.  The impact of currency translation on new orders booked in fiscal 2010 was consistent with its impact on sales.

Gross Profit.  Hurco’s gross profit for the first half of fiscal 2010 was 19%, compared to 28% for the same period in fiscal 2009.  The decrease in profit as a percentage of sales was due to lower sales in Europe of our higher margin, high performance vertical machining centers, as well as the impact of fixed costs on lower sales and production volume, and competitive pricing pressures on a global basis.

Operating Expenses.  Selling, general and administrative expenses were $13.8 million for the first half of fiscal 2010, a decrease of $1.8 million, or 11%, from the same period of fiscal 2009. The decrease reflected lower sales commissions and the benefit of cost reduction initiatives, partially offset by the unfavorable effect of a weaker U.S. dollar in fiscal 2010 when translating foreign operating expenses to U.S. dollars for financial reporting purposes.

Operating Income (Loss).  The operating loss for the first half of fiscal 2010 was $5.1 million compared to an operating loss of $1.8 million for the same period in fiscal 2009.  The increase in the operating loss year-over-year was primarily due to the reduction in sales, primarily those for the higher margin, high performance vertical machining centers in the European sales region, the impact of fixed costs on lower sales volume, and competitive pricing pressures on a global basis.

Other (Income) Expense, Net.  The decrease in other income of $2.1 million for the first half of fiscal 2010 compared to the same period in fiscal 2009 was primarily due to a reduction of $2.2 million in net realized gains on hedge contracts closed before maturity during fiscal 2009 as a result of forecasted reductions in production and sales.

Income Taxes.  We recorded a benefit for income taxes during the first half of fiscal 2010 of approximately $2.1 million compared to a benefit of $12,000 for the same period in fiscal 2009, as a result of the increase in the operating loss year over year.

LIQUIDITY AND CAPITAL RESOURCES

At April 30, 2010, we had cash of $36.0 million, compared to $28.8 million at October 31, 2009.  Approximately 70% of the $36.0 million of cash is in U.S. Dollars.  The balance is held outside the U.S. in the local currencies of our various foreign entities and is subject to fluctuations in currency exchange rates.

Working capital, excluding cash and cash equivalents, was $58.9 million at April 30, 2010, compared to $68.7 million at October 31, 2009.  The $9.8 million decrease in working capital was primarily driven by a decrease in inventory as a result of lower production levels.

We believe our cash resources will permit us to stay committed to our strategic plan of product innovation and targeted penetration of developing markets.  During the current recession we significantly reduced our production levels and implemented cost saving initiatives.  We plan to increase our production as demand for machine tools increases.  However, we may face challenges due to the current economic uncertainties in Europe, our largest market and the longer term effect of a stronger U.S. Dollar against the Euro.

Capital expenditures during the first half of fiscal 2010 were primarily for implementation of operating systems and software development costs.  We funded these expenditures with cash flow from operations.

Although we have not made any significant acquisitions in the recent past and we have no present plans for acquisitions, we continue to receive and review information on businesses and assets, including intellectual property assets, which are available for purchase.

NEW ACCOUNTING PRONOUNCEMENTS

In January 2010, the FASB issued guidance to improve disclosures about fair value measurements.  Reporting entities will have to provide information about movements of assets among Levels 1 and 2; and a reconciliation of purchases, sales, issuance, and settlements of activity valued with a Level 3 method, of the three-tier fair value hierarchy established by previous FASB guidance. The guidance also clarifies the existing requirements for fair value measurement disclosures as it relates to each class of assets and liabilities. The guidance was effective for interim and annual reporting periods beginning after December 15, 2009 for Level 1 and 2 disclosure requirements and after December 15, 2010 for Level 3 disclosure requirements. We adopted this guidance in the second quarter of fiscal 2010 and it did not have a material impact on our consolidated financial statements.

In February 2010, the FASB issued various non-substantive amendments to the FASB Codification that do not fundamentally change existing GAAP; however, certain amendments altered the application of GAAP as it relates to derivatives and income taxes. The amended guidance was effective beginning in the first interim or annual period beginning after the release date, except for certain amendments. We adopted this guidance in the second quarter of fiscal 2010 and it did not have a material impact on our consolidated financial statements.

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

CRITICAL ACCOUNTING POLICIES

Our accounting policies, which are described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2009, require management to make significant estimates and assumptions using information available at the time the estimates are made. These estimates and assumptions significantly affect various reported amounts of assets, liabilities, revenues, and expenses.  If our future experience differs materially from these estimates and assumptions, our results of operations and financial condition would be affected. There were no material changes to our critical accounting policies during the first half of fiscal 2010.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

There have been no material changes related to contractual obligations and commitments from the information provided in our Annual Report on Form 10-K for the fiscal year ended October 31, 2009.

OFF BALANCE SHEET ARRANGEMENTS

From time to time, our subsidiaries guarantee third party payment obligations in connection with the sale of machines to customers that use financing.  We follow FASB guidance for accounting for contingencies with respect to these guarantees.   As of April 30, 2010, we had 41 outstanding third party payment guarantees totaling approximately $2.1 million. The terms of these guarantees are consistent with the underlying customer financing terms. Upon shipment of a machine, the customer has the risk of ownership. The customer does not obtain title, however, until it has paid for the machine.  A retention of title clause allows us to recover the machine if the customer defaults on the financing. We accrue for potential liabilities under these guarantees when we believe a loss is probable and can be estimated.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

Certain statements made in this report constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from those expressed or implied by the statements. These risks, uncertainties and other factors include:

•	The impact of economic uncertainty in Europe on demand for our products;
•	The cyclical nature of the machine tool industry;
•	The risks of our international operations;
•	The limited number of our manufacturing sources;
•	The effects of changes in currency exchange rates;
•	Our dependence on new product development;
•	The need to make technological advances;
•	Competition with larger companies that have greater financial resources;
•	Changes in the prices of raw materials, especially steel and iron products;
•	Possible obsolescence of our technology;
•	Acquisitions that could disrupt our operations and affect operating results;
•	Impairment of our assets;
•	The need to protect our intellectual property assets;
•	The impact of the continuing downturn in the global economy;
•	The impact of ongoing disruptions in the credit markets on our investment securities; and
•	The effect of the loss of key personnel.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Interest on borrowings on our bank credit agreements are tied to prevailing U.S. and European interest rates.  At April 30, 2010, there were no outstanding borrowings under our bank credit agreements.

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

Forward contracts for the sale or purchase of foreign currencies as of April 30, 2010, which are designated as cash flow hedges under FASB guidance related to accounting for derivative instruments and hedging activities were as follows:

	Notional Amount	Weighted Avg.		Contract Amount at Forward Rates in U.S. Dollars
Forward Contracts	in Foreign Currency	Forward Rate		Contract Date	April 30, 2010	Maturity Dates
Sale Contracts:
Euro	9,850,000	1.3947		13,737,740	13,118,747	May 2010 – April 2011
Pound Sterling	2,855,000	1.5808		4,513,108	4,359,868	May 2010 – April 2011
Purchase Contracts:
New Taiwan Dollar	415,000,000	30.94	*	13,412,502	13,445,514	May 2010 – April 2011

*NT Dollars per U.S. Dollar

Forward contracts for the sale or purchase of foreign currencies as of April 30, 2010, which were entered into to protect against the effects of foreign currency fluctuations on receivables and payables and are not designated as hedges under this guidance denominated in foreign currencies, were as follows:

				Contract Amount at Forward Rates in U.S. Dollars
Forward Contracts	Notional Amount in Foreign Currency	Weighted Avg. Forward Rate		Contract Date	April 30, 2010	Maturity Dates
Sale Contracts:

Euro	6,756,769	1.3298		8,984,867	8,997,634	May 2010 – October 2010
Pound Sterling	508,257	1.5415		783,484	776,522	May 2010
Canadian Dollar	439,818	.9930		436,749	432,060	September 2010
Singapore Dollar	2,787,184	.7132		1,987,736	2,035,335	March 2011

Purchase Contracts:
New Taiwan Dollar	88,994,500	31.21	*	2,851,889	2,847,631	May 2010 – June 2010

* NT Dollars per U.S. Dollar

We are also exposed to foreign currency exchange risk related to our investment in net assets in foreign countries.   To manage this risk, we entered into a forward contract with a notional amount of €3.0 million.  We designated this forward contract as a hedge of our net investment in Euro denominated assets.  We selected the forward method under FASB guidance related to the accounting for derivatives instruments and hedging activities. The forward method requires all changes in the fair value of the forward to be reported as a cumulative translation adjustment in Accumulated other comprehensive loss, net of tax, in the same manner as the underlying hedged net assets.  This forward contract matured on November 24, 2009 and we entered into a new forward contract for the same notional amount that is set to mature in November 2010.  At April 30, 2010, we had $23,000 of realized losses and $293,000 of unrealized gains, net of tax, recorded as cumulative translation adjustments in Accumulated other comprehensive loss related to this forward contract.

Forward contracts for the sale or purchase of foreign currencies as of April 30, 2010, which are designated as net investment hedges under this guidance were as follows:

	Notional Amount	Weighted Avg.	Contract Amount at Forward Rates in U.S. Dollars
Forward Contracts	in Foreign Currency	Forward Rate	Contract Date	April 30, 2010	Maturity Date
Sale Contracts:

Euro	3,000,000	1.4896	4,468,800	3,995,730	November 2010

Item 4.  CONTROLS AND PROCEDURES

We carried out an evaluation under the supervision and with participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2010, pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended.  Based upon that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of the evaluation date.

There were no changes in our internal controls over financial reporting during the quarter ended April 30, 2010 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 5.  OTHER INFORMATION

During the period covered by this report, the Audit Committee of our Board of Directors engaged our independent registered public accounting firm to perform non-audit, tax planning services.  This disclosure is made pursuant to Section 10A9(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002.

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

June 4, 2010