Form 10-Q
period 2010-07-31
HURCO COMPANIES INC
filed 2010-09-03
CIK 315374

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended July 31, 2010 or
☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to _________.

Commission File No. 0-9143

HURCO COMPANIES, INC.
(Exact name of registrant as specified in its charter)

Indiana	35-1150732
(State or other jurisdiction of	(I.R.S. Employer Identification Number)
incorporation or organization)

One Technology Way
Indianapolis, Indiana	46268
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code         (317) 293-5309

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

The number of shares of the Registrant's common stock outstanding as of September 1, 2010 was 6,440,851.

HURCO COMPANIES, INC.
July 2010 Form 10-Q Quarterly Report

Table of Contents

PART I - FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

HURCO COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	July 31		July 31
	2010	2009	2010	2009
	(Unaudited)		(Unaudited)

Sales and service fees	$26,474	$19,039	$71,178	$67,835

Cost of sales and service	21,815	13,788	57,862	48,822

Gross profit	4,659	5,251	13,316	19,013

Selling, general and administrative expenses	6,994	7,200	20,757	22,747

Operating loss	(2,335)	(1,949)	(7,441)	(3,734)

Interest expense	21	6	43	33

Interest income	24	36	49	185

Investment income	4	3	12	32

Other (income) expense, net	55	(133)	448	(1,828)

Loss before taxes	(2,383)	(1,783)	(7,871)	(1,722)

Benefit for income taxes	(1,210)	(552)	(3,289)	(564)

Net loss	$(1,173)	$(1,231)	$(4,582)	$(1,158)

Losses per common share

Basic	$(0.18)	$(0.19)	$(0.71)	$(0.18)
Diluted	$(0.18)	$(0.19)	$(0.71)	$(0.18)

Weighted average common shares outstanding

Basic	6,441	6,434	6,441	6,425
Diluted	6,441	6,434	6,441	6,425

The accompanying notes are an integral part of the condensed consolidated financial statements.

HURCO COMPANIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per-share data)

	July 31 2010	October 31 2009
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$45,189	$28,782
Accounts receivable, net	14,276	13,988
Refundable taxes	796	7,121
Inventories, net	51,027	60,281
Deferred income taxes, net	2,532	2,670
Derivative assets	1,287	376
Other	8,221	5,046
Total current assets	123,328	118,264

Non-current assets:
Property and equipment:
Land	782	782
Building	7,116	7,116
Machinery and equipment	14,768	14,995
Leasehold improvements	2,042	2,021
	24,708	24,914
Less accumulated depreciation and amortization	(12,800)	(11,802)
	11,908	13,112
Software development costs, less accumulated amortization	6,093	6,503
Investments and other assets, net	6,284	6,864
	$147,613	$144,743

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$20,561	$8,262
Accrued expenses and other	6,786	9,025
Accrued warranty expenses	1,183	1,286
Derivative liabilities	1,516	2,234
Total current liabilities	30,046	20,807

Non-current liabilities:
Deferred income taxes, net	2,592	2,570
Deferred credits and other	929	990
Total liabilities	33,567	24,367

Shareholders’ equity:
Preferred stock: no par value per share, 1,000,000 shares authorized, no shares issued	—	—
Common stock: no par value, $.10 stated value per share, 13,250,000 shares authorized, 6,440,851 shares issued and outstanding, respectively	644	644
Additional paid-in capital	52,098	52,003
Retained earnings	64,986	69,568
Accumulated other comprehensive loss	(3,682)	(1,839)
Total shareholders’ equity	114,046	120,376
	$147,613	$144,743

The accompanying notes are an integral part of the condensed consolidated financial statements.

HURCO COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended		Nine Months Ended
	July 31		July 31
	2010	2009	2010	2009
	(Unaudited)		(Unaudited)
Cash flows from operating activities:
Net income (loss)	$(1,173)	$(1,231)	$(4,582)	$(1,158)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Provision for doubtful accounts	(74)	329	(263)	845
Changes in deferred income taxes	473	217	(310)	(1,029)
Equity in (income) loss of affiliates	(27)	125	154	213
Depreciation and amortization	978	846	2,811	2,451
Foreign currency (gain) loss	1,030	(4,366)	4,614	(5,227)
Unrealized (gain) loss on derivatives	1,457	1,232	622	5,248
Stock-based compensation	46	72	95	186
Change in assets and liabilities:
(Increase) decrease in accounts receivable and refundable taxes	4,078	3,442	3,675	19,337
(Increase) decrease in inventories	(1,034)	2,905	6,379	6,405
Increase (decrease) in accounts payable	7,805	(3,672)	12,454	(21,185)
Increase (decrease) in accrued expenses	(782)	(1,925)	(1,849)	(11,231)
Net change in derivative assets and liabilities	(733)	(153)	(1,772)	3,502
Other	(2,272)	874	(3,120)	(2,065)
Net cash provided by (used for) operating activities	9,772	(1,305)	18,908	(3,708)

Cash flows from investing activities:
Proceeds from sale of property and equipment	7	24	42	245
Purchase of property and equipment	(188)	(169)	(437)	(1,497)
Sale of investments	—	—	—	6,674
Software development costs	(310)	(472)	(805)	(1,463)
Other investments	73	(7)	56	(901)
Net cash provided by (used for) investing activities	(418)	(624)	(1,144)	3,058

Cash flows from financing activities:
Proceeds from exercise of common stock options	—	43	—	43
Net cash provided by financing activities	—	43	—	43

Effect of exchange rate changes on cash	(183)	732	(1,357)	909

Net increase (decrease) in cash and cash equivalents	9,171	(1,154)	16,407	302

Cash and cash equivalents at beginning of period	36,018	27,850	28,782	26,394

Cash and cash equivalents at end of period	$45,189	$26,696	$45,189	$26,696

The accompanying notes are an integral part of the condensed consolidated financial statements.

HURCO COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
For the nine months ended July 31, 2010 and 2009

(In thousands, except shares issued and outstanding)	Common stock		Additional		Accumulated other comprehensive
	Shares issued & outstanding	Amount	paid-in capital	Retained earnings	income (loss)	Total

Balances, October 31, 2008	6,420,851	$642	$51,690	$71,889	$(744)	$123,477

Net loss	—	—	—	(1,158)	—	(1,158)

Translation of foreign currency financial statements	—	—	—	—	2,070	2,070

Realized gains on derivative instruments reclassified into operations, net of tax of $11	—	—	—	—	17	17

Unrealized loss on derivative instruments, net of tax of ($2,184)	—	—	—	—	(3,546)	(3,546)

Reversal of unrealized loss on investments, net of tax	—	—	—	—	202	202

Comprehensive loss	—	—	—	—	—	(2,415)

Exercise of common stock options	20,000	2	41	—	—	43

Stock-based compensation expense	—	—	186	—	—	186

Balances, July 31, 2009 (Unaudited)	6,440,851	$644	$51,917	$70,731	$(2,001)	$121,291

Balances, October 31, 2009	6,440,851	$644	$52,003	$69,568	$(1,839)	$120,376

Net loss	—	—	—	(4,582)	—	(4,582)

Translation of foreign currency financial statements	—	—	—	—	(2,262)	(2,262)

Realized losses on derivative instruments reclassified into operations, net of tax of $(61)	—	—	—	—	(99)	(99)

Unrealized gain on derivative instruments, net of tax of $319	—	—	—	—	518	518

Comprehensive loss	—	—	—	—	—	(6,425)

Stock-based compensation expense	—	—	95	—	—	95

Balances, July 31, 2010 (Unaudited)	6,440,851	$644	$52,098	$64,986	$(3,682)	$114,046

The accompanying notes are an integral part of the condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	GENERAL

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

The condensed financial information as of July 31, 2010 and for the three and nine months ended July 31, 2010 and July 31, 2009 is unaudited; however, in our opinion, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary to present fairly our consolidated financial position, results of operations, changes in shareholders’ equity and cash flows at the end of the interim periods.  We suggest that you read these condensed consolidated financial statements in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended October 31, 2009.

Certain amounts in the 2009 condensed consolidated financial statements have been reclassified to conform to the July 31, 2010 presentation. These classifications had no effect on the previously reported net income (loss).

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

We operate on a global basis and are exposed to the risk that our financial condition, results of operations and cash flows could be adversely affected by changes in foreign currency exchange rates.  To reduce the potential effects of foreign exchange rate movements on our net equity investment in one of our foreign subsidiaries, gross profit and net earnings, we enter into derivative financial instruments in the form of foreign exchange forward contracts with a major financial institution.  We are primarily exposed to foreign currency exchange rate risk with respect to transactions and net assets denominated in Euros, Pounds Sterling, Canadian Dollars, South African Rand, Singapore Dollars and New Taiwan Dollars.

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

We had forward contracts outstanding as of July 31, 2010, denominated in Euros, Pounds Sterling and New Taiwan Dollars with set maturity dates ranging from August 2010 through July 2011.  The contract amounts, expressed at forward rates in U.S. Dollars at July 31, 2010, were $20.4 million for Euros, $5.2 million for Pounds Sterling and $22.1 million for New Taiwanese Dollars.    At July 31, 2010, we had approximately $42,000 of losses, net of tax, related to cash flow hedges deferred in Accumulated other comprehensive loss.  Of this amount, $275,000 represents unrealized losses, net of tax, related to cash flow hedge instruments that remain subject to currency fluctuation risk.  The majority of these deferred losses will be recorded as an adjustment to Cost of sales and service in periods through July 2011, when the corresponding inventory that is the subject of the related hedge contract is sold, as described above.

We are also exposed to foreign currency exchange risk related to our investment in net assets in foreign countries.   To manage this risk, we have maintained a forward contract with a notional amount of €3.0 million.  We designated this forward contract as a hedge of our net investment in Euro denominated assets.  We selected the forward method under FASB guidance related to the accounting for derivatives instruments and hedging activities. The forward method requires all changes in the fair value of the contract to be reported as a cumulative translation adjustment in Accumulated other comprehensive loss, net of tax, in the same manner as the underlying hedged net assets.  This forward contract matured on November 24, 2009 and we entered into a new forward contract for the same notional amount that is set to mature in November 2010.  At July 31, 2010, we had $23,000 of realized losses and $343,000 of unrealized gains, net of tax, recorded as cumulative translation adjustments in Accumulated other comprehensive loss related to this forward contract.

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

We had forward contracts outstanding as of July 31, 2010, in Euros, Pounds Sterling, Canadian Dollars, South African Rand, Singapore Dollars and New Taiwan Dollars with set maturity dates ranging from August 2010 through March 2011.  The amounts of these contracts at forward rates in U.S. Dollars at July 31, 2010 for Euros, Pounds Sterling, Canadian Dollars, South African Rand, New Taiwan Dollars and Singapore Dollars totaled $18.9 million.

Fair Value of Derivative Instruments

We recognize the fair value of derivative instruments as assets and liabilities on a gross basis on our Condensed Consolidated Balance Sheets.  As of July 31, 2010 and October 31, 2009, all derivative instruments were recorded at fair value on the balance sheets as follows (in thousands):

	2010		2009
	Balance sheet	Fair	Balance sheet	Fair
Derivatives	location	value	location	value

Designated as hedging instruments:
Foreign exchange forward contracts	Derivative assets	$1,256	Derivative assets	$74
Foreign exchange forward contracts	Derivative liabilities	$1,147	Derivative liabilities	$1,246

Not designated as hedging instruments:
Foreign exchange forward contracts	Derivative assets	$31	Derivative assets	$302
Foreign exchange forward contracts	Derivative liabilities	$369	Derivative liabilities	$988

Effect of Derivative Instruments on the Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Changes in Shareholders’ Equity and Operations

Derivative instruments had the following effects on our Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Changes in Shareholders’ Equity and Operations during the three months ended July 31, 2010 and 2009 (in thousands):

Derivatives	Amount of gain (loss) recognized in other comprehensive loss Three months ended July 31,		Location of gain (loss) reclassified from other comprehensive loss	Amount of gain (loss) reclassified from other comprehensive loss Three months ended July 31,
	2010	2009		2010	2009
Designated as hedging instruments: (Effective portion)
Foreign exchange forward contracts – Intercompany sales/purchases	$(803)	$(3,135)	Cost of sales and service	$ (39)	$687

Foreign exchange forward contract – Net investment	$81	$(300)

As a result of the global recession we had to close hedge contracts before maturity due to forecasted reductions in production and sales.  Those contracts closed early were deemed ineffective for financial reporting purposes and as a result we recognized a gain of $27,000 for the three months ended July 31, 2010, and a gain of $225,000 for the three months ended July 31, 2009.

	Location of gain (loss)	Amount of gain (loss)
Derivatives	recognized in operations Three months ended July 31,	recognized in operations Three months ended July 31,
		2010	2009
Not designated as hedging instruments:
Foreign exchange forward contracts	Other (income) expense, net	$(41)	$(2,484)

Derivative instruments had the following effects on our Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Changes in Shareholders’ Equity and Operations during the nine months ended July 31, 2010 and 2009 (in thousands):

Derivatives	Amount of gain (loss) recognized in other comprehensive loss Nine months ended July 31,		Location of gain (loss) reclassified from other comprehensive loss	Amount of gain (loss) reclassified from other comprehensive loss Nine months ended July 31,
	2010	2009		2010	2009
Designated as hedging instruments: (Effective portion)
Foreign exchange forward contracts – Intercompany sales/purchases	$837	$(5,730)	Cost of sales and service	$(160)	$28

Foreign exchange forward contract – Net investment	$482	$(448)

As a result of the global recession we had to close hedge contracts before maturity due to forecasted reductions in production and sales.  Those contracts closed early were deemed ineffective for financial reporting purposes and as a result we recognized a loss of $38,000 for the nine months ended July 31, 2010, and a gain of $2.7 million for the nine months ended July 31, 2009.

	Location of gain (loss)	Amount of gain (loss)
Derivatives	recognized in operations Nine months ended July 31,	recognized in operations Nine months ended July 31,
		2010	2009
Not designated as hedging instruments:
Foreign exchange forward contracts	Other (income) expense, net	$1,293	$(3,592)

3.	STOCK OPTIONS

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

On December 18, 2009, the Compensation Committee granted a total of 30,000 stock options under the 2008 Plan to four executive employees.  The fair value of the options was estimated on the date of grant using a Black-Scholes valuation model with assumptions for expected volatility based on the historical volatility of our common stock of 65%, expected term of the options, dividend yield rate of 0% and a risk-free interest rate of 2.3% based upon the five-year U.S. Treasury yield as of the date of grant.  The options vest over a three-year period beginning one year from the date of grant.  Based upon the foregoing factors, the grant date fair value of the stock options was determined to be $8.29 per share.

On May 13, 2010, the Compensation Committee granted a total of 20,000 stock options under the 2008 Plan to four executive employees.  The fair value of the options was estimated on the date of grant using a Black-Scholes valuation model with assumptions for expected volatility based on the historical volatility of our common stock of 63%, expected term of the options, dividend yield rate of 0% and a risk-free interest rate of 2.3% based upon the five-year U.S. Treasury yield as of the date of grant.  The options vest over a three-year period beginning one year from the date of grant.  Based upon the foregoing factors, the grant date fair value of the stock options was determined to be $9.90 per share.

During the first nine months of fiscal 2010 and 2009, we recorded approximately $95,000 and $186,000, respectively, of stock-based compensation expense related to grants under the plans.  As of July 31, 2010, there was approximately $514,000 of total unrecognized stock-based compensation cost that we expect to recognize by the end of fiscal 2014.

A summary of stock option activity for the nine-month period ended July 31, 2010, is as follows:

	Stock options	Weighted average exercise price

Outstanding at October 31, 2009	65,369	$24.11

Options granted	50,000	16.14
Options exercised	—	—
Options cancelled	—	—

Outstanding at July 31, 2010	115,369	$20.66

Summarized information about outstanding stock options as of July 31, 2010, those are already vested and those that are expected to vest, as well as stock options that are currently exercisable, are as follows:

	Options already vested and expected to vest	Options currently exercisable

Number of outstanding options	115,369	51,369

Weighted average remaining contractual life (years)	8.10	6.11
Weighted average exercise price per share	$20.66	$26.62

Intrinsic value	$111,000	$21,000

The intrinsic value of a stock option is calculated as the difference between the stock price as of July 31, 2010 and the exercise price of the option.

4.	EARNINGS (LOSSES) PER SHARE

Basic earnings (losses) per common share are based on the weighted average number of shares of our common stock outstanding during the period.  Diluted earnings (losses) per common share give effect to shares underlying outstanding stock options using the treasury method when applied to our basic earnings (losses) per share.  The following table presents a reconciliation of our basic and diluted earnings (losses) per share computation:

	Three months ended July 31,				Nine months ended July 31,
(in thousands, except per share amount)	2010		2009		2010		2009
	Basic	Diluted	Basic	Diluted	Basic	Diluted	Basic	Diluted

Net loss	$(1,173)	$(1,173)	$(1,231)	$(1,231)	$(4,582)	$(4,582)	$(1,158)	$(1,158)

Weighted average shares outstanding	6,441	6,441	6,434	6,434	6,441	6,441	6,425	6,425
Assumed issuances under stock options plans	—	—	—	—	—	—	—	—
	6,441	6,441	6,434	6,434	6,441	6,441	6,425	6,425
Loss per share	$(0.18)	$(0.18)	$(0.19)	$(0.19)	$(0.71)	$(0.71)	$(0.18)	$(0.18)

5.	ACCOUNTS RECEIVABLE

Accounts receivable are net of allowances for doubtful accounts of $546,000 as of July 31, 2010 and $809,000 as of October 31, 2009.

6.	INVENTORIES

Inventories, priced at the lower of cost (first-in, first-out method) or market, are summarized below (in thousands):

	July 31, 2010	October 31, 2009
Purchased parts and sub-assemblies	$15,583	$14,961
Work-in-process	9,208	3,559
Finished goods	26,236	41,761
	$51,027	$60,281

7.	SEGMENT INFORMATION

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

From time to time, our subsidiaries guarantee third party payment obligations in connection with the sale of machines to customers that use financing.  We follow FASB guidance for accounting for contingencies with respect to these guarantees.   As of July 31, 2010, we had 34 outstanding third party payment guarantees totaling approximately $1.8 million. The terms of these guarantees are consistent with the underlying customer financing terms.  Upon shipment of a machine, the customer has the risk of ownership. The customer does not obtain title, however, until it has paid for the machine.  A retention of title clause allows us to recover the machine if the customer defaults on the financing. We accrue for potential liabilities under these guarantees when we believe a loss is probable and can be estimated.

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

	Nine months ended
	July 31, 2010	July 31, 2009
Balance, beginning of period	$1,286	$2,536
Provision for warranties during the period	1,285	611
Charges to the reserve	(1,329)	(1,534)
Impact of foreign currency translation	(59)	22
Balance, end of period	$1,183	$1,635

9.	COMPREHENSIVE LOSS

A reconciliation of our net income (loss) to comprehensive loss is as follows (in thousands):

	Three months ended
	July 31, 2010	July 31, 2009
Net loss	$(1,173)	$(1,231)
Translation of foreign currency financial statements	(645)	2,005
Realized (loss) gain on derivative instruments reclassified into operations, net of tax	(24)	425
Unrealized loss on derivative instruments, net of tax	(497)	(1,940)
Comprehensive loss	$(2,339)	$(741)

10.	DEBT AGREEMENTS

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

Borrowings under the domestic facility may be used for general corporate purposes and bear interest at a floating rate, based either on LIBOR or the prime rate, plus an applicable margin.  The domestic credit agreement restricts our ability to declare and pay dividends, incur additional indebtedness other than under this facility and make acquisitions whenever we have a cumulative net loss for the most recent four consecutive quarters and for so long thereafter as the cumulative loss continues.  These restrictions are currently in effect as we have a cumulative net loss for the most recent four consecutive quarters.  The domestic credit agreement contains a financial covenant that requires no less than a 1:00 to 1:00 ratio of excess cash (defined as cash minus debt) to an annualized net loss (defined as a net loss for the two most recent consecutive quarters multiplied by two).  After achieving cumulative income for four consecutive quarters we are required to maintain a ratio of 0.5 to 1.0 of total indebtedness to the sum of total indebtedness and net worth.

As of July 31, 2010 and October 31, 2009, we had no debt or borrowings outstanding under any of our credit facilities and no outstanding letters of credit.  As of July 31, 2010, we had unutilized credit facilities of $21.6 million available for either direct borrowings or commercial letters of credit.

11.	INCOME TAXES

Our unrecognized tax benefits were $195,000 as of July 31, 2010 and $670,000 as of October 31, 2009, and in each case included accrued interest.    During the third quarter of fiscal 2010, we recorded a benefit for income taxes of $495,000 due to the expiration of statutes of limitations on uncertain tax benefits which resulted in an increase in our effective tax rate for the three and nine months ended July 31, 2010 compared to same periods in prior year.

We recognize accrued interest and penalties related to unrecognized tax benefits as components of our income tax provision.  We believe our unrecognized tax positions meet the minimum statutory threshold to avoid payment of penalties and, therefore, no tax penalties have been estimated.  As of July 31, 2010, the gross amount of interest accrued, reported in Accrued expenses and other, was approximately $16,000, which did not include the federal tax benefit of interest deductions.

We file U.S. federal and state income tax returns, as well as tax returns in several foreign jurisdictions.  The statutes of limitations with respect to unrecognized tax benefits will expire between July 2011 and August 2013.

12.	FINANCIAL INSTRUMENTS

The carrying amounts for our trade receivables and payables approximate their fair values.  We also have financial instruments in the form of foreign currency forward exchange contracts.  The U.S. Dollar equivalent notional amount of these contracts was $71.2 million and $50.8 million at July 31, 2010 and October 31, 2009, respectively.  The fair value of Derivative assets recorded on our Condensed Consolidated Balance Sheets at July 31, 2010 and October 31, 2009 was $1.3 million and $376,000, respectively.  The fair value of Derivative liabilities recorded on our Condensed Consolidated Balance Sheets at July 31, 2010 and October 31, 2009 was $1.5 million and $2.2 million, respectively.

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

This guidance established a three-tier fair value hierarchy, which categorizes the inputs used in measuring fair value.  These tiers include: Level 1, defined as observable inputs, such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exist, therefore requiring an entity to develop its own assumptions.  In accordance with this guidance, the following table represents the fair value hierarchy for our financial assets and liabilities measured at fair value as of July 31, 2010 and October 31, 2009 (in thousands):

	Assets		Liabilities
	July 31, 2010	October 31, 2009	July 31, 2010	October 31, 2009

Level 1
Deferred Compensation	$621	$642	$-	$-

Level 2
Derivatives	$1,287	$376	$1,516	$2,234

Total	$1,908	$1,018	$1,516	$2,234

Included in Level 1 assets are mutual fund investments under a nonqualified deferred compensation plan.  We estimate the fair value of these investments on a recurring basis using market prices which are readily available.   Included as Level 2 fair value measurements are derivative assets and liabilities related to hedged and unhedged gains and losses on foreign currency forward exchange contracts entered into with a third party.  We estimate the fair value of these derivatives on a recurring basis using foreign currency exchange rates obtained from active markets.

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

The following overview is intended to provide a brief explanation of the principal factors that have contributed to our recent financial performance.  This overview is intended to be read in conjunction with the more detailed information included in our unaudited financial statements that appear elsewhere in this report.

Until the recent global recession, we had experienced a period of sustained growth in sales and earnings due to the strong worldwide demand for machine tools, the expansion of our product line to include higher-priced and higher-margin products, increased customer acceptance of our products, and the strength of our selling and manufacturing operations outside the United States.  Since the end of fiscal 2008, our operational performance has been adversely affected by the global economic recession and its lingering effects on the market for machine tools.

The market for machine tools is international in scope.  We have both significant foreign sales and foreign manufacturing operations.  During the first nine months of fiscal 2009, approximately 68% of our revenues were attributable to customers located outside of North America.  During the first nine months of fiscal 2010, 73% of our revenues were attributable to foreign customers.  This increase in foreign revenues is driven by increased market demand in the Asia Pacific region where we sell more of our entry level, lower-priced VM series machines and where competitive price pressures exist.  Due to the continued economic conditions in Europe we have seen a reduction in our sales to that region where we typically sell our higher performance VMX series machines at higher prices and margins.  We sell our products through more than 100 independent agents and distributors in countries throughout North America, Europe and Asia.  We also have our own direct sales and service organizations in Canada, China, France, Germany, Italy, Poland, Spain, Singapore, South Africa, the United Kingdom and certain parts of the United States.  The vast majority of our machine tools are manufactured to our specifications primarily by our wholly owned subsidiary in Taiwan, Hurco Manufacturing Limited (HML).  Machine castings and components to support HML’s production are manufactured at our facility in Ningbo, China.  We also manufacture machine tools for the Chinese market at the Ningbo plant.

Our sales to foreign customers are denominated, and payments by those customers are made, in the prevailing currencies—primarily the Euro and Pound Sterling—in the countries in which those customers are located. Our product costs are incurred and paid primarily in the New Taiwan Dollar and the U.S. Dollar.  Changes in currency exchange rates may have a material effect on our operating results and consolidated balance sheets as reported under U.S. Generally Accepted Accounting Principles.  For example, when the U.S. Dollar weakens in value relative to a foreign currency, sales made, and expenses incurred, in that currency when translated to U.S. Dollars for reporting in our financial statements, are higher than would be the case when the U.S. Dollar is stronger.  In our comparison of period-to-period results, we discuss the effect of currency translation on those results including the increases or decreases in those results as reported in our financial statements (which reflect translation to U.S. Dollars at exchange rates prevailing during the period covered by those financial statements) and also the effect that changes in exchange rates had on those results.

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

During the third quarter of fiscal 2010, sales were 39% above those in the third quarter of fiscal 2009.  Orders for the third quarter of fiscal 2010 were 56% higher than the third quarter of fiscal 2009.  Based upon our current inventory position and order level, we have started increasing our production levels to be in line with the current trend of increasing order demand.

RESULTS OF OPERATIONS

Three Months Ended July 31, 2010 Compared to Three Months Ended July 31, 2009

Sales and Service Fees.  Sales and service fees for the third quarter of fiscal 2010 totaled $26.5 million, an increase of $7.4 million, or 39%, from the third quarter of fiscal 2009.  The effect of a stronger U.S. Dollar when translating foreign sales to U.S. Dollars for financial reporting purposes had an unfavorable impact of approximately 7%, or $1.3 million, on the period-to-period comparison.

The following tables set forth net sales (in thousands) by geographic region and product category for the third quarter of 2010 and 2009, respectively:

Net Sales and Service Fees by Geographic Region
	Three months ended July 31,				Change
	2010		2009		Amount	%
North America	$7,208	27.2%	$5,809	30.5%	$1,399	24.1%
Europe	15,896	60.1%	11,777	61.9%	4,119	35.0%
Asia Pacific	3,370	12.7%	1,453	7.6%	1,917	131.9%
Total	$26,474	100.0%	$19,039	100.0%	$7,435	39.1%

The third quarter increase in sales was primarily driven by increased demand for vertical machining centers in all sales regions, with the largest percentage increase in the Asia Pacific region. Compared to the third quarter of fiscal 2009, unit shipments for the third quarter of fiscal 2010 increased in North America by 25%, in Europe by 38%, and in the Asia Pacific sales region by 123%.  The increase in the Asia Pacific region during the third quarter of fiscal 2010 was primarily the result of increased shipments in China and India of our entry-level, lower-priced VM series machines and increased market demand in the other Asia Pacific territories.

Net Sales and Service Fees by Product Category
	Three months ended July 31,				Change
	2010		2009		Amount	%
Computerized Machine Tools	$22,020	83.2%	$15,552	81.7%	$6,468	41.6%
Service Fees, Parts and Other	4,454	16.8%	3,487	18.3%	967	27.7%
Total	$26,474	100.0%	$19,039	100.0%	$7,435	39.1%

Unit shipments of computerized machine tools during the third quarter of fiscal 2010 increased by 46% from the corresponding period in fiscal 2009.

Orders. New order bookings in the third quarter of fiscal 2010 were $28.0 million, an increase of $10.1 million, or 56%, from the same period in fiscal 2009.  Orders increased in North America by $2.5 million, or 45%, in Europe by $4.3 million, or 38%, and in Asia Pacific by $3.3 million, or 285%, in each case as compared to the third quarter of fiscal 2009.  The increase in orders reflected higher demand in China and India for our entry-level, lower-priced VM series machines and increased demand in the other Asia Pacific territories.  The impact of currency translation on new orders booked in fiscal 2010 was consistent with its impact on sales.

Gross Profit.  Hurco’s gross profit for the third quarter of fiscal 2010 was 18%, compared to 28% for the same period in fiscal 2009.  The decrease in profit as a percentage of sales was the result of machines sold during the period which were produced at a time of lower production levels that resulted in higher production costs per machine which increased this period’s cost of sales.  Also contributing to the decrease was a product mix that included a greater amount of our entry-level, lower margin machines that were in high demand in the Asia Pacific region where competitive pricing pressure also exists.

Operating Expenses.  Selling, general and administrative expenses were $7.0 million for the third quarter of fiscal 2010, a decrease of $206,000, or 3%, from the same period of fiscal 2009. The decrease reflected the benefit of cost reduction initiatives and the favorable effect of a stronger U.S. dollar in the third quarter of fiscal 2010 when translating foreign operating expenses to U.S. dollars for financial reporting purposes, partially offset by an increase in sales commissions.

Operating Income (Loss).  The operating loss for the third quarter of fiscal 2010 was $2.3 million compared to an operating loss of $1.9 million for the same period in fiscal 2009.  The increase in the operating loss year-over-year was primarily the result of machines sold during the period which were produced at a time of lower production levels that resulted in higher production costs per machine which increased this period’s cost of sales.  Also contributing to the decrease was a product mix that included a greater amount of our entry-level, lower margin machines that were in high demand in the Asia Pacific region where competitive pricing pressure also exists.

Other (Income) Expense, Net.  The decrease in other income of $188,000 for the third quarter of fiscal 2010 compared to the same period in fiscal 2009 was primarily due to a reduction of $225,000 in net realized gains on hedge contracts closed before maturity during the third quarter of fiscal 2009 as a result of forecasted reductions in production and sales.

Income Taxes.  Our effective tax rate for the third quarter of fiscal 2010 was 51% in comparison to 31% for the same period in fiscal 2009. We recorded a benefit for income taxes during the third quarter of fiscal 2010 of approximately $1.2 million compared to a benefit of $552,000 for the same period in fiscal 2009. The increase in the effective tax rate relates primarily to the recognition of tax benefits of $495,000 for uncertain tax positions due to expiration of statutes of limitations.

Nine Months Ended July 31, 2010 Compared to Nine Months Ended July 31, 2009

Sales and Service Fees.  Sales and service fees for the nine months ended July 31, 2010, totaled $71.2 million, an increase of $3.3 million, or 5%, from the corresponding period in 2009.  Currency translation had a favorable impact on sales for the first nine months of fiscal 2010 of approximately 2%, or $1.1 million compared to the same period of fiscal 2009.

The following tables set forth net sales (in thousands) by geographic region and product category for the first nine months of 2010 and 2009, respectively:

Net Sales and Service Fees by Geographic Region
	Nine months ended July 31,				Change
	2010		2009		Amount	%
North America	$19,114	26.8%	$21,618	31.9%	$(2,504)	(11.6)%
Europe	43,254	60.8%	42,879	63.2%	375	0.9%
Asia Pacific	8,810	12.4%	3,338	4.9%	5,472	164.0%
Total	$71,178	100.0%	$67,835	100.0%	$3,343	4.9%

The increase in sales was primarily driven by higher demand for vertical machining centers in the Asia Pacific region.  Unit shipments for the first nine months of fiscal 2010 decreased in North America by 27%, increased in Europe by 1% and increased in the Asia Pacific sales region by 212% compared to the same period in fiscal 2009.  The increased sales in the Asia Pacific region during the first nine months of fiscal 2010 were primarily the result of increased shipments in China and India of our entry-level, lower-priced VM series machines and increased demand in the other Asia Pacific territories.

Net Sales and Service Fees by Product Category
	Nine months ended July 31,				Change
	2010		2009		Amount	%
Computerized Machine Tools	$58,793	82.6%	$56,019	82.6%	$2,774	5.0%
Service Fees, Parts and Other	12,385	17.4%	11,816	17.4%	569	4.8%
Total	$71,178	100.0%	$67,835	100.0%	$3,343	4.9%

Unit shipments of computerized machine tools during the first nine months of fiscal 2010 increased by 6% from the corresponding period in fiscal 2009.

Orders. New order bookings in the first nine months of fiscal 2010 were $79.2 million, an increase of $18.6 million, or 31%, from the same period in fiscal 2009.  Orders increased in North America by $2.9 million, or 16%, in Europe by $7.0 million, or 18%, and in the Asia Pacific region by $8.7 million, or 316%, compared to the same period of fiscal 2009.  The increase in orders reflected higher demand in China and India for our entry-level, lower-priced VM series machines and increased demand in the other Asia Pacific territories.   The impact of currency translation on new orders booked in fiscal 2010 was consistent with its impact on sales.

Gross Profit.  Hurco’s gross profit for the first nine months of fiscal 2010 was 19%, compared to 28% for the same period in fiscal 2009.  The decrease in profit as a percentage of sales was the result of machines sold during the period which were produced at a time of lower production levels that resulted in higher production costs per machine which increased this period’s cost of sales.  Also contributing to the decrease was a product mix that included a greater amount of our entry-level, lower margin machines that were in high demand in the Asia Pacific region where competitive pricing pressure also exists.

Operating Expenses.  Selling, general and administrative expenses were $20.8 million for the first nine months of fiscal 2010, a decrease of $2.0 million, or 9%, from the same period of fiscal 2009. The decrease reflected lower sales commissions and the benefit of cost reduction initiatives, partially offset by the unfavorable effect of a weaker U.S. Dollar in fiscal 2010 when translating foreign operating expenses to U.S. Dollars for financial reporting purposes.

Operating Income (Loss).  The operating loss for the first nine months of fiscal 2010 was $7.4 million compared to an operating loss of $3.7 million for the same period in fiscal 2009.  The increase in the operating loss year-over-year was primarily the result of machines sold during the period which were produced at a time of lower production levels that resulted in higher production costs per machine which increased this period’s cost of sales.  Also contributing to the decrease was a product mix that included a greater amount of our entry-level, lower margin machines that were in high demand in the Asia Pacific region where competitive pricing pressure also exists.

Other (Income) Expense, Net.  The decrease in other income of $2.3 million for the first nine months of fiscal 2010 compared to the same period in fiscal 2009 was primarily due to a reduction of $2.7 million in net realized gains on hedge contracts closed before maturity during fiscal 2009 as a result of forecasted reductions in production and sales.

Income Taxes.  Our effective tax rate for the first nine months of fiscal 2010 was 42% in comparison to 33% for the same period in fiscal 2009.  We recorded a benefit for income taxes during the first nine months of fiscal 2010 of approximately $3.3 million compared to a benefit of $564,000 for the same period in fiscal 2009.  The increase in the effective tax rate relates primarily to the recognition of tax benefits of $495,000 for uncertain tax positions due to the expiration of statutes of limitations.

LIQUIDITY AND CAPITAL RESOURCES

At July 31, 2010, our cash balance was $45.2 million, compared to $28.8 million at October 31, 2009.  Approximately 76% of the $45.2 million of cash is in U.S. Dollars.  The balance is held outside the U.S. in the local currencies of our various foreign entities and is subject to fluctuations in currency exchange rates.

Working capital, excluding cash and cash equivalents, was $48.1 million at July 31, 2010, compared to $68.7 million at October 31, 2009.

Inventories were $51.0 million at July 31, 2010, compared to $60.3 million at October 31, 2009.  The $9.3 million decrease was due to a combination of lower production levels and an increase in market demand which decreased finished goods inventory by $15.5 million or 37%.  As a result of the recent increase in orders, we have started increasing production to meet current order levels and reduce our backlog.  This increase in production has increased work-in-process inventory by $5.6 million, or 159%.  We continue to evaluate changes in production levels due to changes in customer demand.

We believe our cash resources will permit us to stay committed to our strategic plan of product innovation and targeted penetration of developing markets despite the lingering effects of the recent global recession.  During the current recession we significantly reduced our production levels and implemented cost saving initiatives.  We are increasing our production as demand for machine tools increases.  However, we may face challenges due to the continuing economic uncertainties in Europe and the U.S., our largest markets and the longer term effect of a stronger U.S. Dollar against the Euro.

Capital expenditures during the first nine months of fiscal 2010 were primarily for implementation of operating systems and software development costs.  We funded these expenditures with cash flow from operations.

Although we have not made any significant acquisitions in the recent past and we have no present plans for acquisitions, we continue to receive and review information on businesses and assets, including intellectual property assets, which are available for purchase.  Because we have had four consecutive quarters of net losses, our domestic credit agreement has restrictions on us making acquisitions, declaring and paying dividends, and incurring additional indebtedness.  These restrictions will remain in effect as long as this cumulative loss position exists.

NEW ACCOUNTING PRONOUNCEMENTS

In January 2010, the FASB issued guidance to improve disclosures about fair value measurements.  Reporting entities will have to provide information about movements of assets among Levels 1 and 2; and a reconciliation of purchases, sales, issuance, and settlements of activity valued with a Level 3 method, of the three-tier fair value hierarchy established by previous FASB guidance. The guidance also clarifies the existing requirements for fair value measurement disclosures as it relates to each class of assets and liabilities. The guidance was effective for interim and annual reporting periods beginning after December 15, 2009 for Level 1 and 2 disclosure requirements and after December 15, 2010 for Level 3 disclosure requirements. We adopted this guidance in the third quarter of fiscal 2010 and it did not have a material impact on our consolidated financial statements.

In February 2010, the FASB issued various non-substantive amendments to the FASB Codification that do not fundamentally change existing GAAP; however, certain amendments altered the application of GAAP as it relates to derivatives and income taxes. The amended guidance was effective beginning in the first interim or annual period beginning after the release date, except for certain amendments. We adopted this guidance in the third quarter of fiscal 2010 and it did not have a material impact on our consolidated financial statements.

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

CRITICAL ACCOUNTING POLICIES

Our accounting policies, which are described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2009, require management to make significant estimates and assumptions using information available at the time the estimates are made. These estimates and assumptions significantly affect various reported amounts of assets, liabilities, revenues, and expenses.  If our future experience differs materially from these estimates and assumptions, our results of operations and financial condition would be affected. There were no material changes to our critical accounting policies during the first nine months of fiscal 2010.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

There have been no material changes related to contractual obligations and commitments from the information provided in our Annual Report on Form 10-K for the fiscal year ended October 31, 2009.

OFF BALANCE SHEET ARRANGEMENTS

From time to time, our subsidiaries guarantee third party payment obligations in connection with the sale of machines to customers that use financing.  We follow FASB guidance for accounting for contingencies with respect to these guarantees.   As of July 31, 2010, we had 34 outstanding third party payment guarantees totaling approximately $1.8 million. The terms of these guarantees are consistent with the underlying customer financing terms. Upon shipment of a machine, the customer has the risk of ownership. The customer does not obtain title, however, until it has paid for the machine.  A retention of title clause allows us to recover the machine if the customer defaults on the financing. We accrue for potential liabilities under these guarantees when we believe a loss is probable and can be estimated.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

Certain statements made in this report constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from those expressed or implied by the statements. These risks, uncertainties and other factors include:

•	The impact of continuing economic uncertainty on demand for our products, particularly in Europe and the U.S.;
•	The cyclical nature of the machine tool industry;
•	The risks of our international operations;
•	The limited number of our manufacturing sources;
•	The effects of changes in currency exchange rates;
•	Our dependence on new product development;
•	The need to make technological advances;
•	Competition with larger companies that have greater financial resources;
•	Changes in the prices of raw materials, especially steel and iron products;
•	Possible obsolescence of our technology;
•	Acquisitions that could disrupt our operations and affect operating results;
•	Impairment of our assets;
•	The need to protect our intellectual property assets;
•	The impact of the continuing downturn in the global economy;
•	The impact of ongoing disruptions in the credit markets on our investment securities; and
•	The effect of the loss of key personnel.

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Interest on borrowings on our bank credit agreements are tied to prevailing U.S. and European interest rates.  At July 31, 2010, there were no outstanding borrowings under our bank credit agreements.

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

Forward contracts for the sale or purchase of foreign currencies as of July 31, 2010, which are designated as cash flow hedges under FASB guidance related to accounting for derivative instruments and hedging activities were as follows:

	Notional Amount	Weighted Avg.		Contract Amount at Forward Rates in U.S. Dollars
Forward Contracts	in Foreign Currency	Forward Rate		Contract Date	July 31, 2010	Maturity Dates
Sale Contracts:
Euro	15,650,000	1.3124		20,538,687	20,416,813	August 2010 – July 2011
Pound Sterling	3,330,000	1.5312		5,098,803	5,222,178	August 2010 – July 2011
Purchase Contracts:
New Taiwan Dollar	700,000,000	31.06	*	22,534,733	22,091,397	August 2010 – July 2011

*NT Dollars per U.S. Dollar

Forward contracts for the sale or purchase of foreign currencies as of July 31, 2010, which were entered into to protect against the effects of foreign currency fluctuations on receivables and payables and are not designated as hedges under this guidance denominated in foreign currencies, were as follows:

				Contract Amount at Forward Rates in U.S. Dollars
Forward Contracts	Notional Amount in Foreign Currency	Weighted Avg. Forward Rate		Contract Date	July 31, 2010	Maturity Dates
Sale Contracts:
Euro	6,391,071	1.2636		8,075,757	8,341,141	August 2010 – October 2010
Pound Sterling	420,162	1.5611		655,913	659,444	August 2010
Canadian Dollar	564,005	.9792		552,274	547,864	September 2010
Singapore Dollar	2,047,912	.7132		1,460,510	1,506,835	March 2011
South African Rand	2,452,988	.1346		330,172	331,642	October 2010

Purchase Contracts:
New Taiwan Dollar	239,342,513	31.85	*	7,514,896	7,492,023	August 2010 – September 2010

* NT Dollars per U.S. Dollar

We are also exposed to foreign currency exchange risk related to our investment in net assets in foreign countries.   To manage this risk, we entered into a forward contract with a notional amount of €3.0 million.  We designated this forward contract as a hedge of our net investment in Euro denominated assets.  We selected the forward method under FASB guidance related to the accounting for derivatives instruments and hedging activities. The forward method requires all changes in the fair value of the forward to be reported as a cumulative translation adjustment in Accumulated other comprehensive loss, net of tax, in the same manner as the underlying hedged net assets.  This forward contract matured on November 24, 2009 and we entered into a new forward contract for the same notional amount that is set to mature in November 2010.  At July 31, 2010, we had $23,000 of realized losses and $343,000 of unrealized gains, net of tax, recorded as cumulative translation adjustments in Accumulated other comprehensive loss related to this forward contract.

Forward contracts for the sale or purchase of foreign currencies as of July 31, 2010, which are designated as net investment hedges under this guidance were as follows:

	Notional Amount	Weighted Avg.	Contract Amount at Forward Rates in U.S. Dollars
Forward Contracts	in Foreign Currency	Forward Rate	Contract Date	July 31, 2010	Maturity Date
Sale Contracts:
Euro	3,000,000	1.4896	4,468,800	3,914,670	November 2010

Item 4.  CONTROLS AND PROCEDURES

We carried out an evaluation under the supervision and with participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2010, pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended.  Based upon that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of the evaluation date.

There were no changes in our internal controls over financial reporting during the quarter ended July 31, 2010 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

September 3, 2010