Form 10-K
period 2010-10-31
HURCO COMPANIES INC
filed 2011-01-12
CIK 315374

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K
(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended October 31, 2010 or
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to _________.

Commission File No. 0-9143
HURCO COMPANIES, INC.
(Exact name of registrant as specified in its charter)
Indiana	35-1150732
(State or other jurisdiction of	(I.R.S. Employer Identification Number)
incorporation or organization)
One Technology Way
Indianapolis, Indiana	46268
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code	(317) 293-5309

Securities registered pursuant to Section 12(b) of the Act:	None
Securities registered pursuant to Section 12(g) of the Act:	Common Stock, No Par Value
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
Yes ☐  No ☐
The aggregate market value of the registrant’s voting stock held by non-affiliates as of April 30, 2010 (the last day of our most recently completed second quarter) was $125,339,000.

The number of shares of the registrant’s common stock outstanding as of January 7, 2011 was 6,440,851.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the registrant’s Proxy Statement for its 2011 Annual Meeting of Shareholders (Part III).

Disclosure Concerning Forward-looking Statements

Certain statements made in this annual report on form 10-K may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  These risks, uncertainties and other factors include the risks identified in Item 1A.

PART I

Item 1.            BUSINESS

General

Hurco Companies, Inc. is an industrial technology company.  We design, manufacture and sell computerized machine tools, consisting primarily of vertical machining centers (mills) and turning centers (lathes), to companies in the metal working industry through a worldwide sales, service and distribution network.  Although our computer control systems and software products are proprietary, they predominantly use industry standard personal computer components.  Our computer control systems and software products are primarily sold as integral components of our computerized machine tool products.  As used in this report, the words “we”, “us”, “our”, “Hurco” and the “Company” refer to Hurco Companies, Inc. and its consolidated subsidiaries.

Since our founding in 1968, we have been a leader in the introduction of interactive computer control systems that automate manufacturing processes and improve productivity in the metal parts manufacturing industry. We pioneered the application of microprocessor technology and conversational programming software for use in machine tools.  Our computer control systems can be operated by both skilled and unskilled machine tool operators and yet are capable of instructing a machine to perform complex tasks.  The combination of microprocessor technology and patented interactive, conversational programming software in our computer control systems enables operators on the production floor to quickly and easily create a program for machining a particular part from a blueprint or computer aided design file and immediately begin machining that part.

Our executive offices and principal design and engineering operations are headquartered in Indianapolis, Indiana, USA.  Sales, application engineering and service subsidiaries are located in Canada, China, France, Germany, India, Italy, Poland, Singapore, South Africa, South Korea, and the United Kingdom. We have manufacturing operations in Taiwan and China, and distribution facilities in the USA, the Netherlands, and Singapore.

Our strategy is to design, manufacture and sell a comprehensive line of computerized machine tools that incorporate our proprietary, interactive, computer control technology for the global metalworking market.  Our technology is designed to enhance the machine tool user's productivity through ease of operation and higher levels of machine performance (speed, accuracy and surface finish quality).  We use an open system software architecture that permits our computer control systems and software to be produced and employed using standard PC hardware. We have emphasized a “user-friendly” design that employs both interactive conversational and graphical programming software. Each year we have expanded our product offering to meet customer needs, which has led us to design and manufacture more complex machining centers with advanced capabilities.  We bring a disciplined approach to strategically enter new geographic markets, as appropriate.  Combined with a strong worldwide demand for machine tools, our introduction of new, technologically advanced products and expansion into new markets resulted in significant growth between the beginning of fiscal 2003 and the end of fiscal 2008.  Since the beginning of fiscal 2009, that growth trend reversed sharply due to the impact of the recent global recession. While we incurred net losses during each quarter of fiscal 2010, we experienced improvement each consecutive quarter of this fiscal year as market conditions started to recover.

Industry

Machine tool products are considered capital goods, which makes them part of an industry that has historically been highly cyclical.

Although, industry association data for the U.S. machine tool market is available, that market accounts for only 6% of worldwide consumption.  Reports available for the U.S. machine tool market include:

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

Demand for capital equipment can fluctuate significantly during periods of changing economic conditions as experienced in the recent global recession that began in early fiscal 2009.  Manufacturers and suppliers of capital goods, such as us, are often the first to experience these changes in demand. Additionally, since our typical order backlog is approximately 30 to 45 days, it is difficult to estimate demand with any reasonable certainty. Therefore, we do not have the benefit of relying on the common leading indicators that are available to many other industries for market analysis and forecasting purposes.

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

The following table sets forth the contribution of each of our product groups to our total sales and service fees during each of the past three fiscal years:

Net Sales and Service Fees by Product Category
(Dollars in thousands)	Year ended October 31,
	2010		2009		2008
Continuing Products and Services
Computerized Machine Tools	$88,184	83.3%	$75,213	82.7%	$199,238	89.0%
Computer Control Systems and Software *	2,347	2.2%	2,546	2.8%	5,678	2.5%
Service Parts	10,798	10.2%	8,851	9.7%	13,240	5.9%
Service Fees	4,564	4.3%	4,406	4.8%	5,838	2.6%
Total	$105,893	100%	$91,016	100%	$223,994	100%
* Amounts shown do not include computer control systems sold as integrated components of computerized machine tools.

Computerized Machine Tools – Machining and Turning Centers

We design, manufacture and sell computerized machine tools equipped with a fully integrated interactive computer control system that features our WinMax® software. Our computer control system enables a machine tool operator to create complex two-dimensional or three-dimensional machining programs directly from an engineering drawing or computer aided design geometry file. An operator with little or no machine tool programming experience can successfully create a program with minimal training and begin machining the part in a short period of time.  The control features an operator console with a liquid crystal display (LCD), and incorporates an upgradeable personal computer (PC) platform using a high speed processor with solid rendering graphical programming.  In addition, WinMax® has a Windows®* based operating system to enable users to improve shop floor flexibility and software productivity.

Companies using computer controlled machine tools are better able to:

•	maximize the efficiency of their human resources
•	make more advanced and complex parts from a wide range of materials using multiple processes
•	incorporate fast moving changes in technology into their operations to keep their competitive edge
•	integrate into the global supply chain of their customers by supporting small to medium lot sizes for “just in time” initiatives

Our Windows®* based control facilitates our ability to meet these customer needs. The familiar Windows®* operating system coupled with our intuitive conversational style of program creation allows our customers’ operators to create and edit part-making programs without incurring the incremental overhead of specialized computer aided design and computer aided manufacturing programmers. With the ability to transfer most computer aided design data directly into a Hurco program, programming time becomes minutes instead of hours.

Machine tool products today are being designed to meet the demand for machining complex parts with greater part accuracies.  Our proprietary controls with WinMax® software and high speed processors efficiently handle the large amounts of data these complex part-making programs require, which enables our customers to create parts with higher accuracy at faster speeds. We continue to add technology to our control design as it becomes available.

Our offering of machining centers, currently equipped with either a twin touch-screen console or a single touch-screen console, consists of the following six product lines:

VM Product Line

The VM product line consists of moderately priced vertical machining centers for the entry-level market. Their design premise of a machining center with a large work cube and a small footprint optimizes the use of available floor space. The VM line consists of five models in three sizes with X-axis (horizontal) travels of 26, 40, and 50 inches. The base prices of the VM machines range from $40,000 to $95,000.

VMX Product Line

The VMX product line consists of higher performing vertical machining centers aimed at manufacturers that require greater part accuracy. It is our flagship series of machining centers. The VMX line consists of fourteen models in seven sizes with X-axis travels of 24, 30, 42, 50, 60, 64, and 84 inches. The base prices of VMX machines range from $50,000 to $200,000.

Five-Axis Product Line

The five-axis product line is targeted at manufacturers seeking to produce complex multi-sided parts in a single setup. Machines in this product line can yield significant productivity gains for manufacturers  that previously had to process each side of a part separately.  Due to growing market demand for increased processing efficiency, we continued to focus on five-axis technology in fiscal 2010. In total, we have nine five-axis machining centers to offer customers. The base prices of the five-axis machines range from $100,000 to $250,000.

TM/TMM Product Line

Since its introduction in fiscal 2005, we have continued to expand the TM turning center (horizontal slant-bed lathe) product line. The TM series is designed for entry-level job shops and contract manufacturers seeking efficient processing of small to medium lot sizes. The TM is offered in four models TM6, TM8, TM10 and the new TM18L turning center, which accommodates parts as long as 79 inches that are commonly required in the growing energy sector and the aerospace sector.  We added motorized tooling on the lathe turret to further enhance the capability of the TM turning centers and designated it as the TMM product line.  These turning centers with live tooling allow our customers to complete a number of secondary milling, drilling and tapping operations while the part is still held in the chuck after the turning operations are complete, which provides significant productivity gains. We offer two TMM models.  The base prices of the TM/TMM machines range from $40,000 to $225,000.

TMX Product Line

The TMX product line consists of high performance turning centers.  We added two TMX models in fiscal 2010, which means we have six TMX models. Two of the models are equipped with an additional axis and motorized live tooling, and two models have an additional spindle. The base prices of TMX turning centers range from $85,000 to $180,000.

Specialty Product Lines

This category includes three product series: the dual column DCX Series, the zone VTXZ Series, and the horizontal HTX Series. The zone VTXZ machining center is designed for production flexibility. The VTXZ can work as a dual work zone machine to support continuous production or a single zone to produce long, structural parts. Both the DCX Series and VTXZ Series are designed to facilitate production of large parts and molds often required by the aerospace and energy industries. The horizontal machining center (HTX) is also included in this category as it facilitates efficient and accurate machining of complex production parts. The base prices of these machines range from $240,000 to $350,000.

*Windows® is a registered trademark of Microsoft Corporation.

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

Software Products

In addition to our standard computer control features, we offer software option products for two-dimensional programming.  These products are sold to users of our computerized machine tools equipped with our twin touch-screen or single touch-screen consoles featuring WinMax® control software.  The options include: Swept Surface, SelectSurface Finish Quality (SFQ), DXF Transfer, UltiMonitorTM, UltiMotionTM, UltiPocketTM, Conversational Part and Tool Probing, Advanced Verification Graphics, and Simultaneous Five-Axis Contouring.

Our Swept Surface software option simplifies programming of 3D contours and significantly reduces programming time.

SelectSurface Finish Quality (SFQ) lets the customer control surface finish quality and run time in one easy step.

The DXF Transfer software option can increase operator productivity because it eliminates manual data entry of part features by transferring AutoCADTM drawing files directly into our computer control or into our desktop programming software, WinMax® Desktop.

UltiMonitor is a web-based productivity, management and service tool, enabling customers to monitor, inspect and receive notifications about their Hurco machines from any location where they can access the internet.  Customers can transfer part designs, receive event notifications via email or text, access diagnostic data, monitor the machine via webcam and communicate with the machine operator.

UltiMotion uses software-based motion control which is more efficient than conventional hardware-based motion control. This software-based motion control system provides significant cycle time reductions, minimizes machine jerk, and increases the quality of the part’s surface finish.

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

Simultaneous Five-Axis Contouring software enables a five-axis machine to command motion concurrently on all axes. This allows the user to create continuous tool-paths along complex geometries with only a single machine/part setup, providing increased productivity along with the performance benefits of using shorter cutting tools. The sale of simultaneous five-axis contouring software is subject to government export licensing requirements.

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

Manufacturing

Our computerized metal cutting machine tools are manufactured to our specifications primarily by our wholly owned subsidiary in Taiwan, Hurco Manufacturing Limited (HML).  HML conducts final assembly operations and is supported by a network of contract suppliers of components and sub-assemblies who manufacture components for our products in accordance with our proprietary designs, quality standards and cost specifications.  Our manufacturing facility in Ningbo, China, focuses on the machining of castings to support HML’s production in Taiwan as well as producing VM and TM machines specifically for the Chinese market.

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

Marketing and Distribution

We sell our products through more than 100 independent agents and distributors throughout North America, Europe and Asia.  Although some distributors carry competitive products, we are the primary line for the majority of our distributors globally.  We also have direct sales personnel in Canada, China, France, Germany, India, Italy, Poland, Singapore, South Africa, South Korea, the United Kingdom and certain parts of the United States, which are among the world's principal machine tool consuming markets.

Approximately 94% of the worldwide demand for computerized machine tools and computer control systems is outside the United States.  In fiscal 2010, more than 70% of our revenues were from overseas customers.  No single end-user or distributor of our products accounted for more than 5% of our total sales and service fees.

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

Demand for our products is also highly dependent upon economic conditions and the general level of business confidence, as well as such factors as production capacity utilization and changes in governmental policies regarding tariffs, corporate taxation, and other investment incentives. For additional information regarding recent economic conditions and their impact on our results of operations and financial condition, refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Competition

We compete with many other machine tool producers in the United States and foreign countries.  Most of our competitors are larger and have greater financial resources than our company.  Major worldwide competitors include Deckel Maho Gildemeister Group (DMG), Mori Seiki Co., Ltd., Mazak, Haas Automation, Inc., Hardinge, Doosan, Okuma Machinery Works Ltd., Milltronics, and MAG Industrial Automation Systems.

We strive to compete effectively by developing patented software and other proprietary features that offer enhanced productivity, technological capabilities and ease of use.  We offer our products in a range of prices and capabilities to target a broad potential market.  We also believe that our competitiveness is aided by our reputation for reliability and quality, our strong international sales and distribution organization, and our extensive customer service organization.

Intellectual Property

We consider our products to be proprietary.  Various features of our control systems and machine tools employ technologies covered by patents and trademarks that are material to our business.  We also own additional patents covering new technologies that we have acquired or developed, and that we are planning to incorporate into our control systems in the future.

Research and Development

In the fiscal years set forth below, non-capitalized research and development expenditures for new products and significant product improvements and expenditures related to software development projects that were capitalized were as follows (in thousands):

Fiscal Year	Non-capitalized research and development	Capitalized software development
2010	$2,200	$1,200
2009	2,500	2,000
2008	3,000	900
Employees

We had approximately 440 full-time employees at the end of fiscal 2010, none of whom were covered by a collective-bargaining agreement or represented by a union.  We have experienced no employee-generated work stoppages or disruptions and we consider our employee relations to be satisfactory.

Geographic Areas

Financial information about geographic areas in which we sell our products is set forth in Note 14 of Notes to Consolidated Financial Statements.

Some of the risks of doing business on a global basis are described in Item 1A. Risk Factors below.

Backlog

For information on orders and backlog, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Availability of Reports and Other Information

Our website can be found at www.hurco.com.  We make available on this website, free of charge, access to our annual, quarterly and current reports and other documents filed by us with the Securities and Exchange Commission (SEC) as soon as reasonably practical after the filing date.  These reports can also be obtained at the SEC’s Public Reference Room at 100 F Street, NE Washington, DC 20549.

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

The recent global recession has adversely affected overall demand and our customers’ ability to purchase our products and services.

The recent global recession and the overall decline in economic activity reduced our sales substantially from pre-recession levels.  In addition, banks and other lenders limited the ability of many businesses, including our customers, to access the credit markets. For additional information regarding recent economic conditions and their impact on our results of operations and financial condition, refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.  Although we have seen potential signs of economic recovery and are currently experiencing substantial increases in revenues and new orders, there can be no assurance that there will be a sustained recovery or that our performance will return to pre-recession levels.

The cyclical nature of our business causes fluctuations in our operating results.

The machine tool industry is highly cyclical and changes in demand can occur abruptly in the geographic markets we serve.  As a result of this cyclicality, we have experienced significant fluctuations in our sales, which, in periods of reduced demand, have adversely affected our results of operations and financial condition.

Our international operations pose additional risks that may adversely impact sales and earnings.

During fiscal 2010, more than 70% of our revenues were derived from sales to customers located outside the United States.  In addition, our manufacturing facilities are located outside of the United States.  Our international operations are subject to a number of risks, including:

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

Our wholly owned subsidiary in Taiwan, Hurco Manufacturing Ltd. (HML), produces the vast majority of our machine tools.  An  unplanned interruption in manufacturing at HML would have a material adverse effect on our results of operations and financial condition.  Such an interruption could result from a change in the political environment in Taiwan or a natural disaster, such as an earthquake, typhoon, or tsunami. Any interruption in service by one of our key component suppliers, if prolonged, also could have a material adverse effect on our results of operations and financial condition.

Fluctuations in the exchange rates between the U.S. Dollar and any of several foreign currencies can increase our costs and decrease our revenues.

Our foreign sales generate more than 70% of our revenues, which are invoiced and received in several foreign currencies, primarily the Euro and Pound Sterling. Therefore, our results of operations and financial condition are affected by fluctuations in exchange rates between these currencies and the U.S. Dollar, both for purposes of actual conversion and for financial reporting purposes. In addition, we are exposed to exchange risk associated with our purchases of materials and components for our Taiwan manufacturing operations, which are primarily made in the New Taiwan Dollar.  We hedge our foreign currency exposure with the purchase of forward exchange contracts. These hedge contracts only mitigate the impact of changes in foreign currency rates that occur during the term of the related contract period and carry risks of counter-party failure.  There can be no assurance that our hedges will have the intended effects.  Refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 1 of Notes to Consolidated Financial Statements for the impact of translation of foreign currencies and hedging on our consolidated financial statements.

Our competitive position and prospects for growth may be diminished if we are unable to develop and introduce new and enhanced products on a timely basis that are accepted in the market.

The machine tool industry is subject to technological change, evolving industry standards, changing customer requirements, and improvements in and expansion of product offerings. Our ability to anticipate changes in technology, industry standards, customers’ requirements and competitors’ product offerings and to develop and introduce new and enhanced products on a timely basis that are accepted in the market, are significant factors in maintaining and improving our competitive position and growth prospects.  If the technologies or standards used in our products become obsolete or fail to gain widespread commercial acceptance, our business would be materially adversely affected. Although we believe that we have the technological capabilities to remain competitive, developments by others may render our products or technologies obsolete or noncompetitive.

We compete with larger companies that have greater financial resources, and our business could be harmed by competitors’ actions.

The markets in which our products are sold are extremely competitive and highly fragmented. In marketing our products, we compete with other manufacturers in terms of quality, reliability, price, value, delivery time, service and technological characteristics. We compete with a number of U.S., European and Asian competitors, most of which are larger, have substantially greater financial resources and are supported by governmental or financial institution subsidies and therefore may have competitive advantages over us. While we believe our product lines compete effectively, our financial resources are limited compared to those of most of our competitors, making it challenging to remain competitive.

Fluctuations in the price of raw materials, especially steel and iron, could adversely affect our sales, costs and profitability.

We manufacture products with a high iron and steel content for which worldwide prices have been increasing. The availability and price for these and other raw materials are subject to volatility due to worldwide supply and demand forces, speculative actions, inventory levels, exchange rates, production costs and anticipated or perceived shortages. In some cases, those cost increases can be passed on to customers in the form of price increases; in other cases they cannot. If the prices of raw materials increase and we are not able to charge our customers higher prices to compensate, our results of operations would be adversely affected.

Due to future changes in technology, changes in market demand, or changes in market expectations, portions of our inventory may become obsolete or excess.

The technology within our products changes and generally new versions of machines are brought to market, in three-year to five-year cycles. The phasing out of an old product involves estimating the amount of inventory to hold to satisfy the final demand for those machines and to satisfy future repair part needs. Based on changing customer demand and expectations of delivery times for repair parts, we may find that we have either obsolete or excess inventory on hand. Because of unforeseen future changes in technology, market demand or competition, we might have to write off unusable inventory, which would adversely affect our results of operations.

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

The Company may experience negative or unforeseen tax consequences.

The Company may experience negative or unforeseen tax consequences.  The Company reviews the probability of the realization of our net deferred tax assets each period based on forecasts of taxable income in both the U.S. and foreign jurisdictions.  This review uses historical results, projected future operating results based upon approved business plans, eligible carryforward periods, tax-planning opportunities and other relevant considerations.  Adverse changes in the profitability and financial outlook in the U.S. or foreign jurisdictions may require the creation of a valuation allowance to reduce our net deferred tax assets.  Such changes could result in material non-cash expenses in the period in which the changes are made and could have a material adverse impact on the Company’s results of operations and financial condition.

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

Item 1B.      UNRESOLVED STAFF COMMENTS

None.

Item 2.         PROPERTIES

The following table sets forth the principal use, location, and size of each of our facilities:

Principal Uses	Locations	Square Footage

Corporate headquarters, design and engineering, product testing, sales and marketing, application engineering and customer service.	Indianapolis, Indiana, USA (1)	165,000

Manufacturing	Taichung, Taiwan	229,100
	Ningbo, China	61,200

Sales, design engineering, product testing and customer service.	Dexter, Michigan, USA	3,000

Sales, application engineering & customer service.	Mississauga, Canada	3,600
	High Wycombe, England	12,000
	Benoni, South Africa	2,500
	Paris and Toulouse, France	11,100
	Munich, Hagen and Roedermark, Germany	24,200
	Milan, Italy	10,800
	Tegelen, the Netherlands	800
	South Korea	700
	Singapore	6,300
	Shanghai, China	8,000
	Guangzhou, China	4,000
	Ningbo, China	3,200
	Chennai, India	6,100
	Liegnitz, Poland	2,900
	Grand Rapids, Michigan, USA	5,000
	Ball Ground, Georgia, USA	2,300

Warehouse, distribution, sales, application engineering and customer service.	Los Angeles, California, USA	13,100

(1)	Approximately 50,000 square feet is leased to a third-party under a lease, which expires October 31, 2011.

We own the Indianapolis facility and lease all other facilities.  The leases have terms expiring at various dates ranging from February 2011 to May 2017.  We believe that all of our facilities are well maintained and are adequate for our needs now and in the foreseeable future.  We do not believe that we would experience any difficulty in replacing any of the present facilities if any of our leases were not renewed at expiration.

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

The following information sets forth as of October 31, 2010, the name of each executive officer and his or her age, tenure as an officer, principal occupation and business experience for the last five years:

Name	Age	Position(s) with the Company

Michael Doar	55	Chairman of the Board, Chief Executive Officer and President

John G. Oblazney	42	Vice President, Secretary, Treasurer and Chief Financial Officer

John P. Donlon	53	Executive Vice President, Worldwide Sales and Service

Sonja K. McClelland	39	Corporate Controller, Assistant Secretary

Gregory S. Volovic	46	Executive Vice President of Technology and Operations

Michael Doar was elected Chairman of the Board and Chief Executive Officer on November 14, 2001, and President upon the resignation of Jim Fabris effective October 31, 2009.  Mr. Doar had held various management positions with Ingersoll Milling Machine Company from 1989 until 2001.  Mr. Doar has been a director of Hurco since 2000.

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

John P. Donlon has been employed by us since April 2010 as Executive Vice President, Worldwide Sales and Service.  Prior to joining us, Mr. Donlon served as the Vice President of Sales for Yaskawa America Robotics since 2008. From 2004 to 2008, Mr. Donlon served as the Vice President of Sales and Marketing for Ansaldo STS, a worldwide supplier of automation technologies to the rail industry. Earlier in his career, Mr. Donlon held executive sales and management positions with other multi-national companies including Honeywell and ABB, and he has significant international experience in the emerging markets of China, Russia and Brazil.

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

Gregory S. Volovic has been employed by us since March 2005 and has been Executive Vice President of Technology and Operations since October 2009.  Mr. Volovic previously held the position of Executive Vice President, Software & Engineering.  Prior to joining us, Mr. Volovic held various positions with Thomson, Inc. including Director of E-Business, Engineering, and Information Technology. Prior to that, Mr. Volovic was employed by Unisys Corporation.

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

	2010		2009
Fiscal Quarter Ended:	High	Low	High	Low
January 31	$18.59	$13.83	$24.68	$11.81
April 30	20.18	16.11	16.97	8.30
July 31	19.50	14.29	19.89	12.01
October 31	19.15	15.53	20.45	15.26

On January 7, 2011, the closing price of our common stock on the Nasdaq Global Select Market was $24.90.

We do not currently pay dividends on our common stock and intend to continue to retain earnings for working capital and capital expenditures.

There were 175 holders of record of our common stock as of January 7, 2011.

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

	Year Ended October 31
	2010	2009	2008	2007	2006
Statement of Operations Data:	(Dollars in thousands, except per share amounts)
Sales and service fees	$105,893	$91,016	$223,994	$188,047	$148,517
Gross profit	21,796	25,828	82,617	71,082	53,325
Selling, general and administrative expenses	29,837	30,874	46,811	40,124	30,697
Operating income (loss)	(8,041)	(5,046)	35,806	30,958	22,628
Other income (expense)	(818)	1,234	(1,640)	1,742	745
Net income (loss)	(5,744)	(2,321)	22,520	20,889	15,479
Earnings (loss) per common share- diluted	(0.89)	(0.36)	3.49	3.24	2.42
Weighted average common shares outstanding-diluted	6,441	6,429	6,444	6,440	6,397

	As of October 31
	2010	2009	2008	2007	2006
Balance Sheet Data:	(Dollars in thousands)
Current assets	$136,208	$118,264	$151,312	$139,265	$103,434
Current liabilities	42,240	20,807	51,129	63,215	44,340
Working capital	93,968	97,457	100,183	76,050	59,094
Current ratio	3.2	5.7	3.0	2.2	2.3
Total assets	160,346	144,743	177,444	163,781	125,545
Non-current liabilities	3,366	3,560	2,838	2,963	5,830
Total debt	—	—	—	—	4,010
Shareholders’ equity	114,740	120,376	123,477	97,603	75,375

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

The following overview is intended to provide a brief explanation of the principal factors that have contributed to our recent financial performance.  This overview is intended to be read in conjunction with the more detailed information included in our audited financial statements that appear elsewhere in this report.

Until the recent global recession, we had experienced a period of sustained growth in sales and earnings due to the strong worldwide demand for machine tools, the expansion of our product line to include higher-priced and higher-margin products, increased customer acceptance of our products, and the strength of our selling and manufacturing operations outside the United States.  The recession adversely affected our operational performance and its lingering effects have reduced global demand for machine tools.

The market for machine tools is international in scope.  We have both significant foreign sales and foreign manufacturing operations.  During fiscal 2009, approximately 66% of our revenues were attributable to customers located in Europe and 6% of our sales were attributable to customers located in Asia.  During fiscal 2010, 62% of our revenues were attributable to customers in Europe and 12% of our sales were attributable to customers in Asia, reflecting increased market demand in the Asia Pacific region where we sell more of our entry-level, lower-priced machines, but where we also encounter competitive price pressures. In contrast, in Europe, we typically sell our higher performance VMX series machines at higher prices and margins.  We sell our products through more than 100 independent agents and distributors in countries throughout North America, Europe and Asia.  We also have our own direct sales and service organizations in Canada, China, France, Germany, India, Italy, Poland, Singapore, South Africa, South Korea, the United Kingdom and certain parts of the United States.  The vast majority of our machine tools are manufactured to our specifications primarily by our wholly owned subsidiary in Taiwan, Hurco Manufacturing Limited (HML).  Machine castings and components to support HML’s production are manufactured at our facility in Ningbo, China.  We also manufacture machine tools for the Chinese market at the Ningbo plant.

Our sales to foreign customers are denominated, and payments by those customers are made, in the prevailing currencies—primarily the Euro and Pound Sterling—in the countries in which those customers are located. Our product costs are incurred and paid primarily in the New Taiwan Dollar and the U.S. Dollar.  Changes in currency exchange rates may have a material effect on our operating results and consolidated balance sheets as reported under U.S. Generally Accepted Accounting Principles.  For example, when the U.S. Dollar weakens in value relative to a foreign currency, sales made, and expenses incurred, in that currency when translated to U.S. Dollars for reporting in our financial statements, are higher than would be the case when the U.S. Dollar is stronger.  In the comparison of our period-to-period results, we discuss the effect of currency translation on those results including the increases or decreases in those results as reported in our financial statements (which reflect translation to U.S. Dollars at exchange rates prevailing during the period covered by those financial statements) and also the effect that changes in exchange rates had on those results.

Our high levels of foreign manufacturing and sales also subject us to cash flow risks due to fluctuating currency exchange rates.  We seek to mitigate those risks through the use of various derivative instruments – principally foreign currency forward exchange contracts.

In response to the global recession, beginning in the fourth quarter of fiscal 2008, we implemented various cost saving initiatives that ultimately served to reduce expenses by an amount in excess of $15 million annually, while staying committed to our strategic plan of technological development, product innovation and increased penetration of developing markets.  We also implemented an inventory reduction plan that allowed us the flexibility to cut back our production for a period of twelve months to a level substantially lower than that prevailing during the previous three years in order to bring inventory levels in line with demand.

Based upon our current inventory position and order levels, we have increased our production levels to be in line with the current trend of increasing order demand.   Our ability to invest in our sales organization and product development during the worst economic downturn in the history of the machine tool industry, should allow us to capitalize on this increasing demand.

Recently we have had a significant upturn in our business.  During the fourth quarter of fiscal 2010, orders were 80% higher than in the fourth quarter of fiscal 2009.  Sales for the fourth quarter of fiscal 2010 were 50% above those in the fourth quarter of fiscal 2009 and represented the fifth consecutive quarter of increased sales.  The improvement in sales, combined with an increase in the number of higher performance VMX series machines sold in Europe, raised our gross margin rate for the fourth quarter of fiscal 2010 to 24.4%, compared to a gross margin rate of 18.7% for the combined first three quarters of fiscal 2010.

Results of Operations

The following table presents, for the fiscal years indicated, selected items from the Consolidated Statements of Operations expressed as a percentage of our worldwide sales and service fees and the year-to-year percentage changes in the dollar amounts of those items.

	Percentage of Revenues			Year-to-Year % Change
	2010	2009	2008	Increase (Decrease)
				’10 vs. ’09	’09 vs. ’08
Sales and service fees	100.0%	100.0%	100.0%	16.3%	(59.4)%
Gross profit	20.6%	28.4%	36.9%	(15.6)%	(68.7)%
Selling, general and administrative expenses	28.2%	33.9%	20.9%	(3.4)%	(34.0)%
Operating income (loss)	(7.6)%	(5.5)%	16.0%	(59.4)%	(114.1)%
Other income (expense)	(0.8)%	1.4%	(0.7)%	(166.3)%	175.2%
Net income (loss)	(5.4)%	(2.6)%	10.1%	(147.5)%	(110.3)%

Fiscal 2010 Compared to Fiscal 2009

Sales and Service Fees. Annual sales and service fees for fiscal 2010 were $105.9 million, an increase of $14.9 million, or 16.3%, from fiscal 2009.  There was no material impact on the year-over-year increase due to foreign currency translation.

Since the beginning of fiscal 2009, our net sales have been materially adversely affected by the global recession as customers deferred or eliminated investments in capital equipment. Additionally, customers who might otherwise have been willing to purchase capital goods found it difficult to obtain financing due to the contraction of the credit markets.  We consider the increase in net sales we experienced in fiscal 2010 as an indication of a broader global recovery.  However, economic conditions in the United States and Europe remain uncertain and it remains to be seen when we will be able to return to our pre-recession performance.

Net Sales and Service Fees by Geographic Region

The following table sets forth net sales and service fees by geographic region for the fiscal years ended October 31, 2010 and 2009 (in thousands):
	October 31,				Increase (Decrease)
	2010		2009		Amount	%
North America	$27,818	26.3%	$25,652	28.2%	$2,167	8.4%
Europe	65,678	62.0%	60,132	66.1%	5,547	9.2%
Asia Pacific	12,397	11.7%	5,232	5.7%	7,163	136.9%
Total	$105,893	100.0%	$91,016	100.0%	$14,877	16.3%

The significant percentage increase in sales in the Asia Pacific region during fiscal 2010 was primarily the result of substantially increased market penetration in China and India, strong demand for our entry-level, lower-priced machines, as well as continued growing demand in the other Asia Pacific territories.  In fiscal 2010, unit shipments decreased 5% in North America, increased by 10% in Europe and 157% in Asia compared to fiscal 2009.

Net Sales and Service Fees by Product Category

The following table sets forth net sales and service fees by product category for the years ended October 31, 2010 and 2009 (in thousands):

	October 31,				Increase
	2010		2009		Amount	%

Computerized Machine Tools	$88,184	83.3%	$75,213	82.6%	$12,971	17.2%

Service Fees, Parts and Other	17,709	16.7%	15,803	17.4%	$1,906	12.1%

Total	$105,893	100.0%	$91,016	100.0%	$14,877	16.3%

Orders and Backlog.  New order bookings in fiscal 2010, were $115.3 million, an increase of $34.7 million, or 43.1%, over the prior year.  Approximately half of the year-over-year increase in orders occurred in the fourth quarter of fiscal 2010, reflecting strong customer demand in all geographic sales regions.  Orders increased in North America by $8.9 million, or 38%, in Europe by $14.8 million, or 28%, and in the Asia Pacific region by $11.0 million, or by 288%, in each case as compared to fiscal 2009.  Orders for fiscal 2010 as a whole were unfavorably affected by approximately $281,000, or 0.8%, compared to fiscal 2009 due to changes in currency exchange rates.  Unit orders increased 25% in North America, 27% in Europe and 281% in the Asia Pacific region.   Backlog was $15.6 million at October 31, 2010, compared to $6.3 million at October 31, 2009.  We do not believe backlog is a useful measure of past performance or indicative of future performance.  Backlog orders as of October 31, 2010 are expected to be fulfilled in fiscal 2011.

Gross Profit.  Gross profit for fiscal 2010 was 20.6%, compared to 28.4% for fiscal 2009.  The decrease in profit as a percentage of sales was the result of higher allocated fixed costs per machine as machines we sold during the period were produced at a time of reduced production levels.  Also contributing to the decrease in gross profit was a product mix that included a greater amount of our entry-level machines that were in high demand in the Asia Pacific region where competitive price pressure is a strong factor.

Operating Expenses.  Selling, general and administrative expenses were $29.8 million for fiscal 2010, a decrease of $1.0 million, or 3.4%, from fiscal 2009.  These reductions reflect the benefits of cost reduction initiatives implemented during the recession.

Operating Income (Loss). We incurred an operating loss for fiscal 2010 of $8.0 million, or 7.6% of sales, compared to operating loss of $5.0 million, or 5.5% of sales, in fiscal 2009.   The increase in the operating loss year-over-year was primarily the result of higher allocated fixed costs per machine due to reduced production levels.  Also contributing to the increase in operating loss was a product mix that included a greater amount of our entry-level machines that were in high demand in the Asia Pacific region.

Other (Income) Expense.  The $2.1 million decrease in other income for fiscal 2010 in comparison to fiscal 2009 was primarily due to net realized gains of $2.0 million in fiscal 2009 from cash flow hedges of forecasted inter-company sales and purchases that became ineffective as we reduced production levels during that year.

Provision (Benefit) for Income Taxes.  Our effective tax rate for fiscal 2010 was a benefit of 35.2%, compared to a benefit of 39.1% for fiscal 2009.  The change in the effective tax rate was primarily due to the net impact of recording a valuation allowance on our state net operating loss carryforwards and the reversal of tax reserves for uncertain tax positions taken in previous years now expiring due to statutes of limitations.  We regularly review our recent results and projected future results of operations, as well as other relevant factors, to reconfirm the likelihood that our state net operating loss carryforwards in each tax jurisdiction would be fully recoverable.

Net Income (Loss).  Net loss for fiscal 2010 was $5.7 million, or $0.89 per diluted share, which is a decrease of $3.4 million from fiscal 2009 net loss of $2.3 million, or $0.36 per diluted share.

Fiscal 2009 Compared to Fiscal 2008

Sales and Service Fees. Annual sales and service fees for fiscal 2009 were $91.0 million, a decrease of $133.0 million, or 59.4%, from fiscal 2008 as a result of the global recession.  Of this decrease, $7.9 million was attributable to the unfavorable effect of a strengthening U.S. Dollar on currency translation.

Beginning in early fiscal 2009, our net sales were materially adversely affected by the global recession as customers deferred or eliminated investments in capital equipment. Additionally, customers who might otherwise have been willing to purchase capital goods found it difficult to obtain financing due to the contraction of the credit markets.

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

The significant decreases in net sales in all three geographic regions reflected the depth and scope of the global recession.  During fiscal 2009, adverse economic conditions had the greatest impact on our European sales region, the primary market for our more expensive, higher-margin machines. The European sales region accounted for 66% of sales in fiscal 2009 and 73% in fiscal 2008.  In fiscal 2009, unit shipments decreased by 58% in Europe and 55% in North America and Asia from fiscal 2008 levels.

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

Orders and Backlog.  New order bookings in fiscal 2009, were $80.6 million, a decrease of $131.9 million, or 62.1%, from the prior year.  This decrease was consistent with the global decline in demand, which was primarily driven by a decline in European orders, which were down $100.8 million, or 65%. Fiscal 2009 orders in North America decreased $23.9 million, or 51%, and orders in the Asia Pacific sales region decreased $7.2 million, or 65%.  Orders for fiscal 2009 compared to fiscal 2008 were unfavorably affected by approximately $6.9 million, or 5.2%, due to changes in currency exchange rates.  Unit orders decreased 60% in Europe, 58% in North America and 61% in the Asia Pacific region.   Backlog was $6.3 million at October 31, 2009, compared to $15.7 million at October 31, 2008.  We do not believe backlog is a useful measure of past performance or indicative of future performance.  Backlog orders as of October 31, 2009 were fulfilled in fiscal 2010.

Gross Profit.  Gross profit for fiscal 2009 was 28.4%; a decrease from the 36.9% profit margin realized in the corresponding 2008 period, reflecting the impact of lower sales of higher-performance VMX machines in the European sales region, the impact of fixed costs on lower sales and production volume, and competitive pricing pressures on a global basis.

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

Operating Income (Loss).  We incurred an operating loss for fiscal 2009 of $5.0 million, or (5.5%) of sales, compared to operating income of $35.8 million, or 16.0% of sales, in fiscal 2008.   The loss was primarily due to the significant decline in our sales, particularly those of our higher-performance VMX machines in the European sales region.  Also contributing to the loss was the impact of fixed costs on lower sales and production volume, and competitive pricing pressures on a global basis.

Other (Income) Expense.  The $2.9 million increase in other income for fiscal 2009 in comparison to fiscal 2008 was primarily due to net realized gains of $2.0 million from cash flow hedges of forecasted inter-company sales and purchases that became ineffective as production levels steeply declined during the fiscal year.

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

Liquidity and Capital Resources

At October 31, 2010, we had cash and cash equivalents of $48.3 million compared to $28.8 million at October 31, 2009.  This increase in cash was primarily the result of reducing finished goods inventory, lower production levels and increased sales.

Approximately 66.5% of the $48.3 million of cash and cash equivalents is denominated in U.S. Dollars.  The remaining balances are denominated in the local currencies of our various foreign entities and are subject to fluctuations in currency exchange rates.

Working capital, excluding cash, was $45.7 million at October 31, 2010, compared to $68.7 million at October 31, 2009.  The reduction in working capital, excluding cash, was primarily due to a decrease in finished goods inventory and an increase in accounts payable.

Inventories were $55.9 million at October 31, 2010, compared to $60.3 million at October 31, 2009.  The $4.4 million decrease was due to a combination of lower production levels and increased sales, which allowed us to reduce our finished goods inventory by $15.2 million or 36%.  As a result of the increase in orders during the second half of fiscal 2010, we increased production to reflect changes in customer demand and reduce our backlog.  This increase in production has increased work-in-process inventory by $9.6 million, or 270%.  We continuously adjust production levels to reflect changes in customer demand.

Capital expenditures were $1.8 million in fiscal 2010, $3.7 million in fiscal 2009, and $5.5 million in fiscal 2008.  Capital expenditures for 2010 were primarily for software development projects and an integrated computer system.  We funded these expenditures with cash flow from operations.

At October 31, 2010, we had no debt or borrowings outstanding under any of our bank credit facilities.

We believe our cash resources will permit us to stay committed to our strategic plan of product innovation and targeted penetration of developing markets despite the lingering effects of the recent global recession.  During the recession we significantly reduced our production levels and implemented cost saving initiatives that improved our cash position and limited our net losses.

Although we have not made any significant acquisitions in the recent past, we continue to receive and review information on businesses and assets, including intellectual property assets, which are available for purchase.  Because we have had four consecutive quarters of net losses, our domestic credit agreement has restrictions on us making acquisitions, declaring and paying dividends, and incurring additional indebtedness.  These restrictions will remain in effect as long as this cumulative loss position exists.

Contractual Obligations and Commitments

The following is a table of contractual obligations and commitments as of October 31, 2010 (all amounts in thousands):

Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating Leases	$5,061	$2,329	$2,173	$463	$96
Other	1,031	—	—	—	1,031
Total	$6,092	$2,329	$2,173	$463	$1,127

In addition to the contractual obligations and commitments disclosed above, we also have a variety of other obligations for the procurement of materials and services, none of which subject us to any material non-cancelable commitments.  While some of these obligations arise under long-term supply agreements, we are not committed under these agreements to accept or pay for requirements that are not needed to meet our production needs.  We have no material minimum purchase commitments or “take-or-pay” type agreements or arrangements.  Unrecognized tax benefits in the amount of approximately $196,000 have been excluded from the table above because we are unable to determine a reasonably reliable estimate of the timing of future payment.

We expect capital spending in fiscal 2011 to be approximately $3.2 million, which includes investments for capitalized software, capital equipment and costs to continue implementation of our integrated computer system.  We will fund these commitments with cash on hand and cash generated from operations.

Off Balance Sheet Arrangements

From time to time, our subsidiaries guarantee third party payment obligations in connection with the sale of machines to customers that use financing.  At October 31, 2010, 32 such guarantees were outstanding totaling approximately $1.7 million in guaranteed financing.  Upon shipment, the customer has the risk of ownership.  The customer does not obtain title until they have paid for the machine.

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

Depending upon geographic location, after shipment, a machine may be installed at the customer’s facilities by a distributor, independent contractor or by one of our service technicians.  In most instances where a machine is sold through a distributor, we have no installation involvement.  If sales are direct or through sales agents, we will typically complete the machine installation, which consists of the reassembly of certain parts that were removed for shipping and the re-testing of the machine to ensure that it is performing within the standard specifications.  We consider the machine installation process to be inconsequential and perfunctory.

Service fees from maintenance contracts are deferred and recognized in earnings on a pro rata basis over the term of the contract.  Sales related to software products are recognized when shipped.  The software does not require production, modification or customization and at the time of shipment persuasive evidence of an arrangement exists, delivery has occurred, the selling price is fixed and determinable and collectability is reasonably assured.

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

Income Taxes - We record income taxes under Financial Accounting Standards Board’s (FASB) guidance related to accounting for income taxes.  This guidance utilizes the liability method for computing deferred income taxes.  Under this method, the amount of taxes currently payable or refundable are accrued and deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets are also recognized for realizable loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted income tax rates in each jurisdiction in effect for the year in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in income tax rates is recognized in our Consolidated Statements of Operations in the period that includes the enactment date.

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

As part of our financial reporting process, we must assess the likelihood that our deferred tax assets can be recovered.  If recovery is not likely, the provision for taxes must be increased by recording a reserve in the form of a valuation allowance for the deferred tax assets that are estimated not to be ultimately recoverable.  In the process, certain relevant criteria are evaluated including the existence of deferred tax liabilities that can be used to absorb deferred tax assets, the taxable income in prior carryback years that can be used to absorb net operating losses and credit carrybacks, tax planning strategies, and taxable income in future years.  Our judgment regarding future profitability may change due to future market conditions, changes in U.S. or foreign tax laws and other factors.  These changes, if any, may require material adjustments to these deferred tax assets and an accompanying reduction or increase in net income in the period when such determinations are made.

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

Item 7a.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Interest Rate Risk

We had no borrowings outstanding under our bank credit facilities at October 31, 2010 and have not borrowed from our bank credit facilities since February 2005.  Note 4 of Notes to Consolidated Financial Statements sets forth the terms of our current credit facilities.

Foreign Currency Exchange Risk

In fiscal 2010, we derived more than 70% of our revenues from foreign markets.  All of our computerized machine tools and computer control systems, as well as certain proprietary service parts, are sourced by our U.S.-based engineering and manufacturing division and re-invoiced to our foreign sales and service subsidiaries, primarily in their functional currencies.

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

Forward contracts for the sale or purchase of foreign currencies as of October 31, 2010, which are designated as cash flow hedges under FASB guidance related to accounting for derivative instruments and hedging activities were as follows:

				Contract Amount at
	Notional	Weighted		Forward Rates in
	Amount	Avg.		U.S. Dollars
Forward	in Foreign	Forward		Contract	October 31,	Maturity
Contracts	Currency	Rate		Date	2010	Dates
Sale Contracts:
Euro	20,875,000	1.3195		$27,543,690	$28,937,664	Nov 2010-Oct 2011
Sterling	4,205,000	1.5373		$6,464,410	$6,725,763	Nov 2010-Oct 2011
Purchase Contracts:
New Taiwan Dollar	884,000,000	30.75	*	$28,751,939	$29,201,543	Nov 2010-Oct 2011
*NT Dollars per U.S. Dollar

Forward contracts for the sale or purchase of foreign currencies as of October 31, 2010, which were entered into to protect against the effects of foreign currency fluctuations on receivables and payables and are not designated as hedges under this guidance denominated in foreign currencies, were as follows:

				Contract Amount at Forward
	Notional	Weighted		Rates in
	Amount in	Avg.		U.S. Dollars
	Foreign	Forward		Contract	October 31,
Forward Contracts	Currency	Rate		Date	2010	Maturity Dates
Sale Contracts:
Euro	6,043,892	1.3773		$8,324,386	$8,389,553	Nov 2010 – Mar 2011
Pound Sterling	469,366	1.5688		$736,345	$751,749	Nov 2010
Canadian Dollar	438,485	0.9657		$423,453	$429,273	Dec 2010
South African Rand	3,714,740	0.1391		$516,761	$523,283	Jan 2011
Singapore Dollar	1,638,828	0.7132		$1,168,755	$1,265,795	Mar 2011
Purchase Contracts:
New Taiwan Dollar	325,443,155	30.41	*	$10,702,938	$10,647,022	Nov 2010 – Dec 2010
*  NT Dollars per U.S. Dollar

We are exposed to foreign currency exchange risk related to our investment in net assets in foreign countries.   To manage this risk, we entered into a forward contract with a notional amount of €3.0 million.  We designated this forward contract as a hedge of our net investment in Euro denominated assets.  We selected the forward method under the FASB guidance related to the accounting for derivatives instruments and hedging activities.  The forward method requires all changes in the fair value of the forward to be reported as a cumulative translation adjustment in Accumulated Other Comprehensive Loss, net of tax, in the same manner as the underlying hedged net assets. This forward contract matured on November 24, 2009 and we entered into a new forward contract for the same notional amount.  As of October 31, 2010, we had a realized loss of $23,000 and an unrealized gain of $189,000, net of tax, recorded as cumulative translation adjustments in Accumulated Other Comprehensive Loss, related to these forward contracts.

Forward contracts for the sale or purchase of foreign currencies as of October 31, 2010, which are designated as net investment hedges under this guidance were as follows:

	Notional Amount	Weighted Avg.	Contract Amount at Forward Rates in U.S. Dollars
Forward Contracts	in Foreign Currency	Forward Rate	Contract Date	October 31, 2010	Maturity Date
Sale Contracts:
Euro	3,000,000	1.4896	$4,468,800	$4,168,230	Nov 2010

Management’s Annual Report on Internal Control Over Financial Reporting

To the Shareholders and
Board of Directors
of Hurco Companies, Inc.:

Management of Hurco Companies, Inc. (the “Company”), has assessed the effectiveness of internal controls over financial reporting as of October 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting.

Because of its inherent limitations, the Company’s internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In management’s opinion, the Company’s internal controls over financial reporting as of October 31, 2010, are effective based on the criteria specified above.

Our independent registered accounting firm, Ernst & Young LLP, who also audited our consolidated financial statements, audited the effectiveness of our internal control over financial reporting as of October 31, 2010.  Ernst & Young has issued their attestation report, which is included in Part II, Item 8 of this Annual Report on Form 10-K.

/s/ Michael Doar
Michael Doar,
Chairman of the Board, Chief Executive Officer and President

/s/ John G. Oblazney
John G. Oblazney,
Vice President & Chief Financial Officer

/s/ Sonja K. McClelland
Sonja K. McClelland
Corporate Controller, Assistant Secretary
(Principal Accounting Officer)

Indianapolis, Indiana
January 12, 2011

Item 8.            FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and
Board of Directors
of Hurco Companies, Inc.

We have audited the accompanying consolidated balance sheets of Hurco Companies, Inc. as of October 31, 2010 and 2009 and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for the years then ended. Our audits also included the financial statement schedule listed at Item 15(a) for each of the two years in the period ended October 31, 2010.  These financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hurco Companies, Inc. as of October 31, 2010 and 2009, and the consolidated  results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule for each of the two years in the period ended October 31, 2010, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Hurco Companies, Inc.’s internal control over financial reporting as of October 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Commission of Sponsoring Organizations of the Treadway Commission and our report dated January 12, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Indianapolis, Indiana
January 12, 2011

Report of Independent Registered Public Accounting Firm

To the Shareholders and
Board of Directors
of Hurco Companies, Inc.

We have audited Hurco Companies, Inc.’s internal control over financial reporting as of October 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria).  Hurco Companies, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting.   Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Hurco Companies, Inc. maintained, in all material respects effective internal control over financial reporting as of October 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of October 31, 2010 and 2009 and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for the years then ended of Hurco Companies, Inc. and our report dated January 12, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Indianapolis, Indiana
January 12, 2011

Report of Independent Registered Public Accounting Firm

To the Shareholders and
Board of Directors of
Hurco Companies, Inc.

We have audited the accompanying consolidated statements of operations, cash flows and changes in shareholders’ equity of Hurco Companies, Inc. for the year ended October 31, 2008.  In connection with our audit of the consolidated financial statements, we have also audited the consolidated financial statement schedule listed in the index under Item 15(a) as it relates to the information for the year ended October 31, 2008.  Hurco Companies, Inc. management is responsible for these financial statements and the financial statement schedule.  Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of Hurco Companies, Inc.’s operations and its cash flows for the year ended October  31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related consolidated financial statement schedule, when considered in relation to the 2008 basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Crowe Horwath LLP

Indianapolis, Indiana
January 12, 2009

HURCO COMPANIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended October 31
	2010	2009	2008
	(In thousands, except per share amounts)
Sales and service fees	$105,893	$91,016	$223,994
Cost of sales and service	84,097	65,188	141,377
Gross profit	21,796	25,828	82,617
Selling, general and administrative expenses	29,837	30,874	46,811
Operating income (loss)	(8,041)	(5,046)	35,806
Interest expense	49	35	63
Interest income	86	190	542
Investment income	14	16	465
Earnings (losses) from equity investments	(149)	(326)	12
Other (income) expense, net	720	(1,389)	2,596
Income (loss) before income taxes	(8,859)	(3,812)	34,166
Provision (benefit) for income taxes	(3,115)	(1,491)	11,646
Net income (loss)	$(5,744)	$(2,321)	$22,520

Earnings (loss) per common share – basic	$(0.89)	$(0.36)	$3.51
Weighted average common shares outstanding – basic	6,441	6,429	6,415
Earnings (loss) per common share – diluted	$(0.89)	$(0.36)	$3.49
Weighted average common shares outstanding – diluted	6,441	6,429	6,444

The accompanying notes are an integral part of the consolidated financial statements.

HURCO COMPANIES, INC.
CONSOLIDATED BALANCE SHEETS

	As of October 31
	2010	2009
	( In thousands, except share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$48,255	$28,782
Accounts receivable, less allowance for doubtful accounts of $497 in 2010 and $809 in 2009	20,114	13,988
Refundable taxes	5,093	7,121
Inventories, net	55,866	60,281
Deferred income taxes, net	2,467	2,670
Derivative assets	905	376
Other	3,508	5,046
Total current assets	136,208	118,264

Property and equipment:
Land	782	782
Building	7,116	7,116
Machinery and equipment	15,095	14,995
Leasehold improvements	2,183	2,021
	25,176	24,914
Less accumulated depreciation and amortization	(13,424)	(11,802)
	11,752	13,112
Software development costs, less accumulated amortization	6,042	6,503
Investments and other assets, net	6,344	6,864
	$160,346	$144,743

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$28,715	$7,920
Accounts payable-related parties	1,679	342
Accrued expenses and other	8,132	9,025
Accrued warranty expenses	1,591	1,286
Derivative liabilities	2,123	2,234
Total current liabilities	42,240	20,807

Non-current liabilities:
Deferred income taxes, net	2,335	2,570
Deferred credits and other	1,031	990
	3,366	3,560
Commitments and contingencies
Shareholders’ equity:
Preferred stock: no par value per share, 1,000,000 shares authorized, no shares issued	—	—
Common stock: no par value, $.10 stated value per share, 13,250,000 shares authorized and 6,440,851 shares issued and outstanding	644	644
Additional paid-in capital	52,144	52,003
Retained earnings	63,824	69,568
Accumulated other comprehensive loss	(1,872)	(1,839)
Total shareholders’ equity	114,740	120,376
	$160,346	$144,743

The accompanying notes are an integral part of the consolidated financial statements.

HURCO COMPANIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended October 31
	2010	2009	2008
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(5,744)	$(2,321)	$22,520
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Provision for doubtful accounts	(312)	131	(73)
Changes in deferred income taxes	(216)	(2,824)	1,048
Equity in (income) loss of affiliates	149	326	(12)
Foreign currency (gain) loss	1,927	(6,422)	8,184
Unrealized (gain) loss on derivatives	(624)	4,058	(3,886)
Depreciation and amortization	3,804	3,295	3,023
Stock-based compensation	141	246	535
Change in assets and liabilities:
(Increase) decrease in accounts receivable and refundable taxes	(4,047)	14,262	(6,260)
(Increase) decrease in inventories	4,154	11,409	(11,832)
Increase (decrease) in accounts payable	21,114	(20,524)	(7,649)
Increase (decrease) in accrued expenses	(398)	(9,610)	3,304
Net change in derivative assets and liabilities	(174)	3,261	(2,158)
Other	1,978	3,230	(6,583)
Net cash provided by (used for) operating activities	21,752	(1,483)	161

Cash flows from investing activities:
Proceeds from sale of property and equipment	40	239	17
Purchase of property and equipment	(632)	(1,679)	(4,580)
Purchase of investments	—	—	(9,100)
Sale of investments	—	6,674	12,100
Software development costs	(1,216)	(2,020)	(934)
Other proceeds (investments)	50	(889)	(80)
Net cash provided by (used for) investing activities	(1,758)	2,325	(2,577)

Cash flows from financing activities:
Tax benefit from exercise of stock options	—	26	36
Proceeds from exercise of common stock options	—	43	151
Net cash provided by financing activities	—	69	187

Effect of exchange rate changes on cash	(521)	1,477	(1,137)
Net increase (decrease) in cash	19,473	2,388	(3,366)

Cash and cash equivalents at beginning of year	28,782	26,394	29,760

Cash and cash equivalents at end of year	$48,255	$28,782	$26,394

Supplemental disclosures:
Cash paid for (refunds of):
Interest	$18	$4	$—
Income taxes, net	$(6,211)	$3,844	$15,790

The accompanying notes are an integral part of the consolidated financial statements.

HURCO COMPANIES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

	Common Stock
(Dollars in thousands)	Shares Issued & Outstanding	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

Balances, October 31, 2007	6,392,220	639	50,971	49,369	(3,376)	97,603

Net income	—	—	—	22,520	—	22,520

Translation of foreign currency financial statements	—	—	—	—	(3,747)	(3,747)

Unrealized gain of derivative instruments, net of tax	—	—	—	—	6,581	6,581
Unrealized loss on investments, net of tax	—	—	—	—	(202)	(202)
Comprehensive income						25,152

Exercise of common stock options	28,631	3	148	—	—	151

Tax benefit from exercise of stock options	—	—	36	—	—	36

Stock-based compensation expense	—	—	535	—	—	535
Balances, October 31, 2008	6,420,851	642	$51,690	71,889	(744)	123,477

Net loss	—	—	—	(2,321)	—	(2,321)

Translation of foreign currency financial statements	—	—	—	—	2,716	2,716

Realized gains on derivative instruments reclassified into operations, net of tax of $366	—	—	—	—	623	623

Unrealized loss of derivative instruments, net of tax $(2,706)	—	—	—	—	(4,434)	(4,434)
Comprehensive loss						(3,416)

Exercise of common stock options	20,000	2	41	—	—	43

Tax benefit from exercise of stock options	—	—	26	—	—	26

Stock-based compensation expense	—	—	246	—	—	246
Balances, October 31, 2009	6,440,851	$644	$52,003	$69,568	$(1,839)	$120,376

Net loss	—	—	—	(5,744)	—	(5,744)

Translation of foreign currency financial statements	—	—	—	—	(50)	(50)

Realized losses on derivative instruments reclassified into operations, net of tax of $(11)	—	—	—	—	(19)	(19)

Unrealized gains of derivative instruments, net of tax of $20	—	—	—	—	36	36
Comprehensive loss						(5,777)

Exercise of common stock options	—	—	—	—	—	—

Tax benefit from exercise of stock options	—	—	—	—	—	—

Stock-based compensation expense	—	—	141	—	—	141
Balances, October 31, 2010	6,440,851	$644	$52,144	$63,824	$(1,872)	$114,740

The accompanying notes are an integral part of the consolidated financial statements.

HURCO COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation.  The consolidated financial statements include the accounts of Hurco Companies, Inc. (an Indiana corporation) and its wholly owned subsidiaries.  We have a 35% ownership interest in a Taiwan affiliate that is accounted for using the equity method.  Our investment in that affiliate was approximately $2.1 million and $2.3 million as of October 31, 2010 and 2009 respectively. That investment is included in Investments and Other Assets, Net on the accompanying Consolidated Balance Sheets.  Intercompany accounts and transactions have been eliminated.

Reclassifications.  Reclassifications of certain prior year amounts have been made to conform to current year presentation.  These reclassifications had no impact on our results of operations, financial position, or changes in shareholders’ equity.

Statements of Cash Flows.  We consider all highly liquid investments with a stated maturity at the date of purchase of three months or less to be cash equivalents.  Cash flows from purchases and sales of auction rate securities are classified as investing activities.  Cash flows from hedges are classified consistent with the items being hedged.

Translation of Foreign Currencies.  All balance sheet accounts of non-U.S. subsidiaries are translated at the exchange rate as of the end of the year and translation adjustments of foreign currency balance sheets are recorded as a component of Accumulated Other Comprehensive Loss in shareholders' equity.  Income and expenses are translated at the average exchange rates during the year.  Cumulative foreign currency translation adjustments as of October 31, 2010 were a net loss of $1,597,000 and are included in Accumulated Other Comprehensive Loss. Foreign currency transaction gains and losses are recorded as income or expense as incurred and are recorded in other (income) expense.

Hedging.  We account for derivative instruments as either assets or liabilities and carry them at fair value.  The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation.  For derivative instruments designated as a fair value hedge, the gain or loss is recognized in earnings in the period of change together with the offsetting loss or gain on the hedged item attributed to the risk being hedged.  For a derivative instrument designated as a cash flow hedge, the effective portion of the derivative’s gain or loss is initially reported as a component of Accumulated Other Comprehensive Loss in shareholders’ equity and subsequently reclassified into earnings when the hedged exposure affects earnings.  The ineffective portion of the gain or loss is reported in earnings immediately.  For derivative instruments that are not designated as accounting hedges under the Derivatives and Hedging Topic of FASB guidance, changes in fair value are recognized in earnings in the period of change.  The Company does not hold or issue derivative financial instruments for speculative trading purposes.  We only enter into derivatives with one counterparty which is among one of the largest U.S. banks ranked by assets, in order to minimize its credit risk and to date, no such counterparty has failed to meet its financial obligations under such contracts.  We are exposed to certain market risks relating to our ongoing business operations, including foreign currency risk, interest rate risk and credit risk.  We manage our exposure to these and other market risks through regular operating and financing activities.  Currently, the only risk that we manage through the use of derivative instruments is foreign currency risk.

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

HURCO COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

We account for derivative instruments designated as hedging instruments in accordance with FASB guidance related to accounting for derivative instruments and report all derivative instruments as assets or liabilities at fair value on our consolidated balance sheet.

Derivatives Designated as Hedging Instruments

We enter into foreign currency forward exchange contracts periodically to hedge certain forecasted inter-company sales and purchases denominated in foreign currencies (the Pound Sterling, Euro and New Taiwan Dollar).  The purpose of these instruments is to mitigate the risk that the U.S. Dollar net cash inflows and outflows resulting from sales and purchases denominated in foreign currencies will be adversely affected by changes in exchange rates.  These forward contracts have been designated as cash flow hedge instruments, and are recorded in the Consolidated Balance Sheets at fair value in Derivative Assets and Derivative Liabilities.  The effective portion of the gains and losses resulting from the changes in the fair value of these hedge contracts are deferred in Accumulated Other Comprehensive Loss and recognized as an adjustment to Cost of Sales and Service in the period that the corresponding inventory sold that is the subject of the related hedge contract is recognized, thereby providing an offsetting economic impact against the corresponding change in the U.S. Dollar value of the inter-company sale or purchase being hedged.  The ineffective portion of gains and losses resulting from the changes in the fair value of these hedge contracts is reported in Other (Income) Expense immediately.  We perform quarterly assessments of hedge effectiveness by verifying and documenting the critical terms of the hedge instrument and determining that forecasted transactions have not changed significantly.   We also assess on a quarterly basis whether there have been adverse developments regarding the risk of a counterparty default.

We had forward contracts outstanding as of October 31, 2010, in Euros and Pounds Sterling and New Taiwan Dollars with set maturity dates ranging from November 2010 through October 2011.  The contract amount at forward rates in U.S. Dollars at October 31, 2010 for Euros and Pounds Sterling was $28.9 million and $6.7 million, respectively.  The contract amount at forward rates in U.S. Dollars for New Taiwan Dollars was $29.2 million at October 31, 2010.  At October 31, 2010, we had approximately $441,000 of losses, net of tax, related to cash flow hedges deferred in Accumulated Other Comprehensive Loss.  Of this amount, $759,000 represents unrealized losses, net of tax, related to cash flow hedge instruments that remain subject to currency fluctuation risk.  These deferred losses will be recorded as an adjustment to Cost of Sales and Service in periods through October 2011, in which the corresponding inventory that is the subject of the related hedge contract is sold, as described above.

We are exposed to foreign currency exchange risk related to our investment in net assets in foreign countries.   To manage this risk, we entered into a forward contract with a notional amount of €3.0 million.  We designated this forward contract as a hedge of our net investment in Euro denominated assets.  We selected the forward method under the FASB guidance related to the accounting for derivatives instruments and hedging activities.  The forward method requires all changes in the fair value of the forward to be reported as a cumulative translation adjustment in Accumulated Other Comprehensive Loss, net of tax, in the same manner as the underlying hedged net assets. This forward contract matured on November 24, 2009 and we entered into a new forward contract for the same notional amount that is set to mature in November 2010.  As of October 31, 2010, we had a realized loss of $23,000 and an unrealized gain of $189,000, net of tax, recorded as cumulative translation adjustments in Accumulated Other Comprehensive Loss, related to these forward contracts.

HURCO COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Derivatives Not Designated as Hedging Instruments

We enter into foreign currency forward exchange contracts to protect against the effects of foreign currency fluctuations on receivables and payables denominated in foreign currencies. These derivative instruments are not designated as hedges under FASB guidance and, as a result, changes in their fair value are reported currently as Other (Income) Expense, Net in the Consolidated Statements of Operations consistent with the transaction gain or loss on the related receivables and payables denominated in foreign currencies.

We had forward contracts outstanding as of October 31, 2010, in Euros, Pounds Sterling, Canadian Dollars, South African Rand, Singapore Dollars and New Taiwan Dollars with set maturity dates ranging from November 2010 through March 2011.  The contract amounts at forward rates in U.S. Dollars at October 31, 2010 for Euros, Pounds Sterling, Canadian Dollars, South African Rand and Singapore Dollars totaled $11.4 million.  The contract amount at forward rates in U.S. Dollars for New Taiwan Dollars was $10.6 million at October 31, 2010.

Fair Value of Derivative Instruments

We recognize the fair value of derivative instruments as assets and liabilities on a gross basis on our Consolidated Balance Sheets.  As of October 31, 2010 and October 31, 2009, all derivative instruments were recorded at fair value on the balance sheets as follows (in thousands):
	2010		2009
	Balance Sheet	Fair	Balance Sheet	Fair
Derivatives	Location	Value	Location	Value
Designated as Hedging Instruments:
Foreign exchange forward contracts	Derivative assets	$872	Derivative assets	$74
Foreign exchange forward contracts	Derivative liabilities	$1,778	Derivative liabilities	$1,246
Not Designated as Hedging Instruments:
Foreign exchange forward contracts	Derivative assets	$33	Derivative assets	$302
Foreign exchange forward contracts	Derivative liabilities	$345	Derivative liabilities	$988

Effect of Derivative Instruments on the Consolidated Balance Sheets, Statements of Changes in Shareholders’ Equity and Statements of Operations

Derivative instruments had the following effects on our Consolidated Balance Sheets, Statements of Changes in Shareholders’ Equity and Statements of Operations, net of tax during the year ended October 31, 2010 and 2009 (in thousands):
Derivatives	Amount of Gain (Loss) Recognized in Other Comprehensive Income		Location of Gain (Loss) Reclassified from Other Comprehensive Income	Amount of Gain (Loss) Reclassified from Other Comprehensive Income
	2010	2009		2010	2009
Designated as Hedging Instruments: (Effective Portion)

Foreign exchange forward contracts – Intercompany sales/purchases	$56	$(7,140)	Cost of sales and service	$(30)	$989
Foreign exchange forward contract – Net Investment	$228	$(589)

HURCO COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

As a result of the global recession we had to close hedge contracts before maturity due to forecasted reductions in production and sales.  Those contracts closed early were deemed ineffective for financial reporting purposes and as a result we recognized a loss of $111,000 during the year ended October 31, 2010, and a gain of $2.0 million during the year ended October 31, 2009.

	Location of Gain (Loss)	Amount of Gain (Loss)
Derivatives	Recognized in Operations	Recognized in Operations
		2010	2009
Not Designated as Hedging Instruments:

Foreign exchange forward contracts	Other income (expense)	$539	$(4,699)

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

Total depreciation expense for the years ended October 31, 2010, 2009 and 2008 was $2.1 million, $2.1 million, and $1.5 million, respectively.

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

Service fees for maintenance contracts are deferred and recognized in earnings on a pro rata basis over the term of the contract.

HURCO COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Allowance for Doubtful Accounts.  The allowance for doubtful accounts is based on our best estimate of probable credit issues and historical experience.  We perform credit evaluations of the financial condition of our customers.  No collateral is required for sales made on open account terms.  Concentrations of credit risk with respect to accounts receivable are limited due to the large number of customers comprising our customer base.   We consider trade accounts receivable to be past due when payment is not made by the due date as specified on the customer invoice, and charge off  uncollectible balances when all collection efforts have been exhausted.

Software Revenue Recognition.  Sales related to software products are recognized when shipped in conformity with FASB guidance related to software revenue recognition that requires at the time of shipment, persuasive evidence of an arrangement exists, delivery has occurred, the selling price is fixed and determinable and collectability is reasonably assured.  The software does not require production, modification or customization.

Product Warranty.  Expected future product warranty expense is recorded when the product is sold.  Product warranty estimates are established using historical information about the nature, frequency, and average cost of warranty claims.  Warranty claims are influenced by factors such as new product introductions, technological developments, the competitive environment, and the costs of component parts.  Actual payments for warranty claims could differ from the amounts estimated requiring adjustments to the liabilities in future periods.  See Note 11 of Notes to Consolidated Financial Statements for further discussion of warranties.

Research and Development Costs.  The costs associated with research and development programs for new products and significant product improvements other than software development costs, which are eligible for capitalization per FASB guidance, are expensed as incurred and are included in Selling, General and Administrative Expenses.  Research and development expenses totaled $2.2 million, $2.5 million, and $3.0 million, in fiscal 2010, 2009, and 2008, respectively.

Costs incurred to develop computer software products and significant enhancements to software features of existing products to be sold or otherwise marketed are capitalized, after technological feasibility is established.  Software development costs are amortized to Cost of Sales and Service on a straight-line basis over the estimated product life of the related software, which ranges from three to five years.  We capitalized costs of $1.2 million in 2010, $2.0 million in 2009, and $934,000 in 2008 related to software development projects.  Amortization expense was $1.7 million, $1.2 million, and $1.2 million, for the years ended October 31, 2010, 2009, and 2008, respectively.  Accumulated amortization at October 31, 2010 and 2009 was $7.8 million and $6.1 million, respectively.  Estimated amortization expense for the existing amortizable intangible assets for the years ending October 31, is as follows (in thousands):

Fiscal Year	Amortization Expense
2011	$2,212
2012	1,753
2013	793
2014	535
2015	317

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

HURCO COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Earnings (Loss) Per Share.  Basic and diluted earnings (loss) per common share are based on the weighted average number of shares of our common stock outstanding.  Diluted earnings per common share give effect to shares underlying outstanding stock options using the treasury method.  The dilutive number of shares for the year ended October 31, 2008 was 29,000.

	Twelve Months Ended
(in thousands, except per share amount)	October 31,
	2010		2009		2008
	Basic	Diluted	Basic	Diluted	Basic	Diluted

Net income (loss)	$(5,744)	$(5,744)	$(2,321)	$(2,321)	$20,520	$20,520

Weighted average shares
outstanding	6,441	6,441	6,429	6,429	6,415	6,415
Assumed issuances under
stock options plans	—	—	—	—	—	29
	6,441	6,441	6,429	6,429	6,415	6,444
Income (loss) per common share	$(0.89)	$(0.89)	$(0.36)	$(0.36)	$3.51	$3.49

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

As part of our financial reporting process, we must assess the likelihood that our deferred tax assets can be recovered.  If recovery is not likely, the provision (benefit) for taxes must be increased (decreased) by recording a reserve in the form of a valuation allowance for the deferred tax assets that are estimated not to be ultimately recoverable.  In the process, certain relevant criteria are evaluated including the existence of deferred tax liabilities that can be used to absorb deferred tax assets, the taxable income in prior carryback years that can be used to absorb net operating losses and credit carrybacks, tax planning strategies, and taxable income in future years.  Our judgment regarding future profitability may change due to future market conditions, changes in U.S. or foreign tax laws and other factors.  These changes, if any, may require material adjustments to these deferred tax assets and an accompanying reduction or increase in net income in the period when such determinations are made.

HURCO COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

In addition to the risks to the effective tax rate described above, the future effective tax rate reflected in forward-looking statements is based on currently effective tax laws.  Significant changes in those laws could materially affect these estimates.

The Company recognizes uncertain tax positions when it is more likely than not that the tax position will be sustained upon examination by relevant taxing authorities, based on the technical merits of the position. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement.

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

2.         BUSINESS OPERATIONS

Nature of Business.  We design and manufacture computer control systems, software and computerized machine tools for sale through our own distribution system to the worldwide machine tool industry.  The machine tool industry is highly cyclical and declines in demand can and will occur abruptly in the geographic markets we serve.  As a result of the recent global recession, we experienced a significant decline in our sales and orders during fiscal 2009 and 2010 that significantly adversely affected our results of operations.

The end market for our products consists primarily of precision tool, die and mold manufacturers, independent job shops, and specialized short-run production applications within large manufacturing operations. Industries served include: aerospace, defense, medical equipment, energy, automotive/transportation, electronics and computer industries.  Our products are sold through independent agents and distributors throughout North America, Europe and Asia.  We also have our own direct sales and service organizations in Canada, China, France, Germany, India, Italy, Poland, Singapore, South Africa, South Korea, the United Kingdom, and certain areas of the United States.

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

HURCO COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

3.         INVENTORIES

Inventories as of October 31, 2010 and 2009 are summarized below (in thousands):

	2010	2009
Purchased parts and sub-assemblies	$16,137	$14,961
Work-in-process	13,157	3,559
Finished goods	26,572	41,761
	$55,866	$60,281

4.         DEBT AGREEMENTS

We are party to an unsecured domestic credit agreement that provides us with a $15.0 million unsecured revolving credit facility and maximum outstanding letters of credit of $3.0 million.  We also have an uncommitted demand credit facility in Taiwan in the amount of 100.0 million New Taiwan Dollars in addition to a £1.0 million revolving credit facility in the United Kingdom and a €1.5 million revolving credit facility in Germany.  The domestic and United Kingdom facilities mature on December 7, 2012.  The revolving credit facility in Germany does not have an expiration date.

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

As of October 31, 2010 and October 31, 2009, we had no debt or borrowings outstanding under any of our credit facilities and no outstanding letters of credit.  As of October 31, 2010, we had unutilized credit facilities of $21.6 million available for either direct borrowings or commercial letters of credit.  As of October 31, 2008, we had $615,000 of outstanding letters of credit issued to non-U.S. suppliers for inventory purchase commitments.

HURCO COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

5.           FINANCIAL INSTRUMENTS

The carrying amounts for trade receivables and payables approximate their fair values.  We also have financial instruments in the form of foreign currency forward exchange contracts as described in Note 1 of Notes to Consolidated Financial Statements.  The U.S. Dollar equivalent notional amount of these contracts was $89.1 million and $50.8 million at October 31, 2010 and 2009, respectively.  The fair value of Derivative Assets recorded on our Consolidated Balance Sheets at October 31, 2010 and 2009 was $905,000 and $376,000, respectively.  The fair value of Derivative Liabilities recorded on our Consolidated Balance Sheets at October 31, 2010 and 2009 was $2.1 million and $2.2 million, respectively.

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

FASB fair value guidance established a three-tier fair value hierarchy, which categorizes the inputs used in measuring fair value.  These tiers include: Level 1, defined as observable inputs, such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exist, therefore requiring an entity to develop its own assumptions.

In accordance with this guidance, the following table represents the fair value hierarchy for our financial assets and liabilities measured at fair value as of October 31, 2010 (in thousands):

	Assets		Liabilities
	October 31,	October 31,	October 31,	October 31,
	2010	2009	2010	2009
Level 1
Deferred Compensation	$674	$642	$-	$-

Level 2
Derivatives	$905	$376	$2,123	$2,234

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

During fiscal 2010, we did not have any significant non-recurring measurements of nonfinancial assets and nonfinancial liabilities.

HURCO COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

6.           INCOME TAXES

In the fiscal years set forth below, the provision (benefit) for income taxes consisted of the following:

(in thousands)	Year Ended October 31
	2010	2009	2008

Current:
U.S. taxes	$(4,410)	$(5,512)	$8,768
Foreign taxes	1,079	1,197	3,926
	(3,331)	(4,315)	12,694
Deferred:
U.S. taxes	189	2,954	(1,163)
Foreign taxes	27	(130)	115
	216	2,824	(1,048)
	$(3,115)	$(1,491)	$11,646

A comparison of income tax expense at the U.S. statutory rate of 35% in 2010, 2009 and 2008, to the Company’s effective tax rate is as follows:

Income (Loss) before income taxes (in thousands):	Year Ended October 31
	2010	2009	2008
Domestic	$(12,504)	$(7,098)	$20,856
Foreign	3,645	3,286	13,310
Earnings (Loss) before taxes on income	$(8,859)	$(3,812)	$34,166
Tax rates:
U.S. statutory rate	35.0%	35.0%	35.0%
Effect of tax rate of international jurisdictions
different than U.S. statutory rates	2.6%	4.4%	(1.9)%
Valuation allowance	(9.5)%	(2.2)%	—
State taxes	3.3%	4.7%	1.9%
Uncertain tax position statute expiration	5.6%	3.4%	—
Other	(1.8)%	(6.2)%	(0.9)%
Effective tax rate	35.2%	39.1%	34.1%

We have not provided any U.S. income taxes on the undistributed earnings of our foreign subsidiaries or equity method investments based upon our determination that such earnings will be indefinitely reinvested. Estimated undistributed earnings of foreign investments and subsidiaries at October 31, 2010 are approximately $33.6 million. In the event these earnings are later distributed to the U.S., such distributions would likely result in additional U.S. tax that may be offset, at least in part by associated foreign tax credits.

Deferred income taxes are determined based on the difference between the amounts used for financial reporting purposes and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred taxes are adjusted for changes in tax rates and tax laws when changes are enacted. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized.

As of October 31, 2010, we have deferred tax assets established for accumulated net operating loss carryforwards of $961,000, primarily related to state and foreign jurisdictions. The Company has established a valuation allowance against these carryforwards due to the uncertainly of their realization.

HURCO COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Significant components of our deferred tax assets and liabilities at October 31, 2010 and 2009 were as follows (in thousands):

	October 31
	2010	2009
Deferred Tax Assets:

Net derivative instrument	162	268
Accrued inventory reserves	801	1,068
Accrued warranty expenses	212	59
Deferred compensation	256	283
Other accrued expenses	756	286
Net operating loss and credit carryforwards	1,401	715
Other	267	620
	3,855	3,299
Less: Valuation allowance on net operating loss carryforwards	(961)	(163)
Deferred tax assets	2,894	3,136

Deferred Tax Liabilities:
Property and equipment and capitalized software development costs	(2,762)	(3,036)

Net deferred tax assets	$132	$100

As of October 31, 2010, we had deferred tax assets relating to net operating losses and other carryforwards for international and U.S. income tax purposes of $1,401,000; $194,000 will expire within 5 years; $1,042,000 will expire between 5 and 20 years; and $165,000 of the carryforwards will never expire.

A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding the related accrual for interest or penalties, is as follows (in thousands):
	2010	2009	2008
Balance, beginning of year	$574	$613	$576
Additions based on tax positions related to the current year	-	15	-
Additions for tax positions of prior years	1	51	40
Reductions due to statute expiration	(397)	(105)	(3)

Balance, end of year	$178	$574	$613

The entire balance of the unrecognized tax benefits and related interest at October 31, 2010, if recognized, would favorably affect the effective tax rate in future periods.

We recognize accrued interest and penalties related to unrecognized tax benefits as components of our income tax provision. We believe there is substantial support for taking these tax benefits and therefore have estimated no tax penalties. As of October 31, 2010, the gross amount of interest accrued, reported in other liabilities, was approximately $18,000, which did not include the federal tax benefit of interest deductions.

HURCO COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The statute of limitation with respect to unrecognized tax benefits will expire between July 2011 and July 2014. It is reasonably possible that our uncertain tax position could be reduced by $19,500 due to statute expiration during the next fiscal year.

We file income tax returns in the U.S. federal jurisdiction and various state, local, and non-U.S. jurisdictions. The state of Indiana completed its examination of the fiscal years 2006 and 2007 in the second quarter of fiscal 2010 with no significant adjustments for the periods subject to their audit. We were also notified by the German taxing authority that they intend to audit the tax returns for fiscal years 2005 to 2008 of our German subsidiary. Due to the uncertain and complex application of tax regulations, it is possible that the ultimate resolution of future audits may result in liabilities that could be different from this estimate. In such case, we will record additional tax expense or tax benefit in the tax provision (benefit) or reclassify amounts on the consolidated balance sheets in the period in which such the matter is effectively settled with the taxing authority.

We or one of our subsidiaries files U.S. federal and/or state income tax returns as well as tax returns in one or more foreign jurisdictions. A summary of open tax years by major jurisdiction is presented below:

United States federal	Fiscal 2007 through the current period
Indiana	Fiscal 2007 through the current period
California	Fiscal 2006 through the current period
Germany¹	Fiscal 2005 through the current period
Taiwan	Fiscal 2005 through the current period

¹ Includes federal as well as state, provincial or similar local jurisdictions, as applicable.

7.           EMPLOYEE BENEFITS

We have defined contribution plans that include a majority of our employees, under which our matching contributions are primarily discretionary. The purpose of these plans is generally to provide additional financial security during retirement by providing employees with an incentive to save throughout their employment. Our matching contributions to the plans are based on employee contributions or compensation. As of April 1, 2009, we suspended our discretionary contributions to the U.S. plan as a cost reduction measure during the economic recession, however on January 1, 2011 we will reinstate our matching contributions to that plan at a contribution rate lower than we had previously. Our contributions totaled $144,000, $443,800, and $877,600, for the fiscal years ended October 31, 2010, 2009 and 2008, respectively.

8.           STOCK OPTIONS

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

HURCO COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

During fiscal 2010, 2009 and 2008, we recorded approximately $141,000, $246,000 and $535,000, respectively, of stock-based compensation expense related to grants under the plans. As of October 31, 2010, there was approximately $468,000 of total unrecognized stock-based compensation cost that we expect to recognize by the end of fiscal 2014.

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

During fiscal 2009, options to purchase 20,000 shares were exercised, resulting in cash proceeds of approximately $43,000 and an additional tax benefit of approximately $26,000, compared to 28,631 shares and 45,700 shares exercised in 2008 resulting in cash proceeds of approximately $151,000 and additional tax benefits of approximately $36,000.

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

HURCO COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

A summary of the status of the options as of October 31, 2010, 2009 and 2008 and the related activity for the year is as follows:
	Shares Under Option	Weighted Average Exercise Price Per Share
Balance October 31, 2007	83,000	$13.24
Granted	10,000	35.83
Cancelled	—	—
Expired	—	—
Exercised	(28,631)	$5.26
Balance October 31, 2008	64,369	$20.29
Granted	21,000	14.88
Cancelled	—	—
Expired	—	—
Exercised	(20,000)	$2.15
Balance October 31, 2009	65,369	$24.11
Granted	50,000	16.14
Cancelled	—	—
Expired	—	—
Exercised	—	—
Balance October 31, 2010	115,369	$20.66

The total intrinsic value of stock options exercised during the twelve months ended October 31, 2010, 2009 and 2008 was approximately $0, $0.3 million and $0.5 million respectively.

As of October 31, 2010, the total intrinsic value of outstanding stock options already vested and expected to vest and the intrinsic value of options that are outstanding and exercisable as of October 31, 2010 was $195,000.  Stock options outstanding and exercisable on October 31, 2010, are as follows:

Range of Exercise Prices Per Share	Shares Under Option	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life in Years
Outstanding
$2.15	500	$2.15	1.1
14.82	30,000	14.82	9.1
14.88	21,000	14.88	8.5
18.13	20,000	18.13	9.5
26.69	33,869	26.69	6.0
35.83	10,000	35.83	7.6
$ 2.15 – 35.83	115,369	$20.66	7.9
Exercisable
$2.15	500	$2.15	1.1
14.88	7,000	14.88	8.5
26.69	33,869	26.69	6.0
35.83	10,000	35.83	7.6
$ 2.15 – 35.83	51,369	$26.62	5.9

HURCO COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

9.           RELATED PARTY TRANSACTIONS

As of October 31, 2010, we owned approximately 35% of the outstanding shares of a Taiwanese-based contract manufacturer, Hurco Automation, Ltd. (HAL).  HAL’s scope of activities includes the design, manufacture, sales and distribution of industrial automation products, software systems and related components, including control systems and components produced under contract for sale exclusively to us.  We are accounting for this investment using the equity method.  The investment of $2.1 million and $2.3 million at October 31, 2010 and 2009 is included in Investments and Other Assets, Net on the Consolidated Balance Sheets.  Purchases of product from HAL amounted to $5.8 million, $2.9 million and $10.3 million in 2010, 2009 and 2008, respectively.  Sales of product to HAL were $1.2 million, $322,000 and $2.0 million for the years ended October 31, 2010, 2009 and 2008, respectively.  Trade payables to HAL were $1.7 million and $342,000 at October 31, 2010 and 2009, respectively.  Trade receivables from HAL were $381,000 and $50,000 at October 31, 2010 and 2009, respectively.

Summary unaudited financial information for HAL’s operations and financial conditions is as follows:

(in thousands)	2010	2009	2008
Net Sales	$7,057	$3,710	$11,935
Gross Profit	816	488	1,883
Operating Income (Loss)	(399)	(689)	159
Net Income (Loss)	(337)	(1,203)	147

Current Assets	$7,439	$6,110	$8,658
Non-current Assets	1,846	1,742	2,195
Current Liabilities	2,529	1,211	3,176

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

From time to time, our subsidiaries guarantee third party payment obligations in connection with the sale of machines to customers that use financing.  We follow FASB guidance for accounting for contingencies with respect to these guarantees.   As of October 31, 2010, we had 32 outstanding third party payment guarantees totaling approximately $1.7 million. The terms of these guarantees are consistent with the underlying customer financing terms.  Upon shipment of a machine, the customer has the risk of ownership. The customer does not obtain title, however, until it has paid for the machine.  A retention of title clause allows us to recover the machine if the customer defaults on the financing. We accrue for potential liabilities under these guarantees when we believe a loss is probable and can be estimated.

HURCO COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

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

	2010	2009	2008
Balance, beginning of year	$1,286	$2,536	$2,449
Provision for warranties during the period	2,170	799	2,944
Charges to the accrual	(1,875)	(2,096)	(2,666)
Impact of foreign currency translation	10	47	(189)
Balance, end of year	$1,591	$1,286	$2,536

12.           OPERATING LEASES

We lease facilities, certain equipment and vehicles under operating leases that expire at various dates through 2017.  Future payments required under operating leases as of October 31, 2010, are summarized as follows (in thousands):

2011	$2,329
2012	1,378
2013	795
2014	368
2015 and thereafter	191
Total	$5,061

Lease expense for the years ended October 31, 2010, 2009, and 2008 was $2.7 million, $3.0 million, and $2.6 million, respectively.

We recorded approximately $138,000 of lease income during fiscal 2010 from leasing 50,000 square feet of our Indianapolis facility.  The lease expires on October 31, 2011.

HURCO COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

13.         QUARTERLY HIGHLIGHTS (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2010 (In thousands, except per share data)
Sales and service fees	$20,616	$24,088	$26,474	$34,715
Gross profit	3,980	4,677	4,659	8,480
Gross profit margin	19.3%	19.4%	17.6%	24.4%
Selling, general and administrative expenses	6,533	7,230	6,994	9,080
Operating income (loss)	(2,553)	(2,553)	(2,335)	(600)
Provision (benefit) for income taxes	(983)	(1,096)	(1,210)	174
Net income (loss)	(1,836)	(1,573)	(1,173)	(1,162)
Income (loss) per common share – basic	$(0.29)	$(0.24)	$(0.18)	$(0.18)
Income (loss) per common share – diluted	$(0.29)	$(0.24)	$(0.18)	$(0.18)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2009 (In thousands, except per share data)
Sales and service fees	$28,307	$20,489	$19,039	$23,181
Gross profit	8,542	5,220	5,251	6,815
Gross profit margin	30.2%	25.5%	27.6%	29.4%
Selling, general and administrative expenses	8,029	7,518	7,200	8,127
Operating income (loss)	513	(2,298)	(1,949)	(1,312)
Provision (benefit) for income taxes	195	(207)	(552)	(927)
Net income (loss)	354	(281)	(1,231)	(1,163)
Income (loss) per common share – basic	$0.06	$(0.04)	$(0.19)	$(0.18)
Income (loss) per common share – diluted	$0.05	$(0.04)	$(0.19)	$(0.18)

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

HURCO COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

We sell our products through more than 100 independent agents and distributors throughout North America, Europe and Asia.  Our line is the primary line for the majority of our distributors globally even though some may carry competitive products.  We also have our own direct sales and service organizations in Canada, China, France, Germany, India, Italy, Poland, Singapore, South Africa, South Korea, the United Kingdom, and certain areas of the United States, which are among the world's principal machine tool consuming countries.  During fiscal 2010, no distributor accounted for more than 5% of our sales and service fees.  In fiscal 2010, more than 70% of our revenues were from overseas customers and no single end-user of our products accounted for more than 5% of our total sales and service fees.

The following table sets forth the contribution of each of our product groups to our total sales and service fees during each of the past three fiscal years (in thousands):

Net Sales and Service Fees by Product Category	Year ended October 31,
	2010	2009	2008

Computerized Machine Tools	$88,184	$75,213	$199,238
Computer Control Systems and Software *	2,347	2,546	5,678
Service Parts	10,798	8,851	13,240
Service Fees	4,564	4,406	5,838
Total	$105,893	$91,016	$223,994
*Amounts shown do not include computer control systems and software sold as an integrated component of computerized machine systems.

The following table sets forth revenues by geographic area, based on customer location, for each of the past three fiscal years (in thousands):

Revenues by Geographic Area	Year Ended October 31
	2010	2009	2008

North America	$26,079	$25,203	$48,087

Germany	25,887	26,273	81,945
United Kingdom	13,703	11,242	20,877
Italy	5,863	4,969	10,329
France	6,061	4,486	13,412
Other Europe	12,185	11,372	36,202
Total Europe	63,699	58,342	162,765

Asia	13,697	5,557	11,816
Other Foreign	2,418	1,914	1,326
Total Foreign	79,814	65,813	175,907
	$105,893	$91,016	$223,994

Long-lived tangible assets, net by geographic area were (in thousands):

	As of October 31
	2010	2009
United States	$6,998	$7,942
Foreign countries	6,277	7,048
	$13,275	$14,990

HURCO COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Net assets by geographic area were (in thousands):
	As of October 31
	2010	2009
North America	$55,961	$63,659
Europe	41,737	41,824
Asia	17,042	14,893
	$114,740	$120,376

15.        NEW ACCOUNTING PRONOUNCEMENTS

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

In February 2010, the FASB issued amendments to certain recognition and disclosure requirements. This guidance removes the requirement that SEC filers disclose the date through which subsequent events have been evaluated. This amendment alleviates potential conflicts between previous guidance and the SEC’s requirements. The guidance became effective upon issuance and we adopted this guidance during the first quarter of fiscal 2010.

In October, 2009, the FASB issued an ASU related to Revenue Recognition that amends the previous guidance on arrangements with multiple deliverables. This guidance provides principles and application guidance on whether multiple deliverables exist, how the arrangements should be separated, and how the consideration should be allocated. It also clarifies the method to allocate revenue in an arrangement using the estimated selling price. This guidance is effective for us November 1, 2010, and is not expected to have a material impact to our consolidated financial position or results of operations.

The FASB issued guidance for business combinations with acquisition dates on or after November 1, 2010. This guidance, with its amendment, changes the way in which the acquisition method is to be applied in a business combination. The primary revisions require an acquirer in a business combination to measure assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, at their fair values as of that date, with limited exceptions specified in the guidance. This guidance also requires the acquirer in a business combination achieved in stages to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values (or other amounts determined in accordance with the guidance). Assets acquired and liabilities assumed arising from contingencies are to be measured at fair value if it can be determined during the measurement period. If fair value cannot be determined, the asset or liability should be recognized at the acquisition date if it is probable that an asset existed or a liability had been incurred and the amount can be reasonably estimated. This guidance significantly amends other authoritative guidance on Business Combinations as well, and now requires the capitalization of research and development assets acquired in a business combination at their acquisition-date fair values, separately from goodwill. The accounting for income taxes was also amended by this guidance to require the acquirer to recognize changes in the amount of its deferred tax benefits that are recognizable because of a business combination either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances.

Item 9.                  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.               CONTROLS AND PROCEDURES

Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2010, pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended.  Based upon that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of the evaluation date.

There have been no changes in our internal controls over financial reporting that occurred during the fourth quarter of the fiscal year ended October 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.               OTHER INFORMATION

During the fourth quarter of fiscal 2010, the Audit Committee of the Board of Directors did not engage our independent registered public accounting firm to perform any new non-audit services.  This disclosure is made pursuant to Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002.

The following graph illustrates the cumulative total shareholder return on our common stock for the five-year period ended October 31, 2010, as compared to the Russell 2000 and a peer group consisting of traded securities for U.S. companies in the same three digit Standard Industrial Classification group as Hurco (SIC 3540-3549 – Metal Working Machinery and Equipment).  The comparisons in this table are required by the SEC and are not intended to forecast or be indicative of possible future performance of our common stock.

	10/05	10/06	10/07	10/08	10/09	10/10

Hurco Companies, Inc.	100.00	146.16	320.25	126.19	89.19	103.20
Russell 2000	100.00	119.98	131.10	86.32	91.89	116.31
Peer Group - SIC Codes 3540-3549	100.00	119.03	168.84	84.92	107.93	149.54

*The stock price performance included in this graph is not necessarily indicative of future stock price performance

PART III

Item 10.                DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated herein by reference to the definitive proxy statement for our 2011 annual meeting of shareholders except that the information required by Item 10 regarding our executive officers is included herein under a separate caption at the end of Part I.

Item 11.                EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the definitive proxy statement for our 2011 annual meeting of shareholders.

Item 12.                SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER
                              MATTERS

Except for the information concerning equity compensation plans, the information required by this item is incorporated herein by reference to the definitive proxy statement for our 2011 annual meeting of shareholders.

Equity Compensation Plan Information

The following table gives information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of October 31, 2010:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a) (#)	Weighted- average exercise price of outstanding options, warrants and rights (b) ($)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c) (#)
Equity compensation plans approved by security holders	115,369	$20.66	669,000

Equity compensation plans not approved by security holders	—	—	—

Total	115,369	$20.66	669,000

As of October 31, 2010, there were no outstanding non-qualified options that had been granted other than pursuant to a plan approved by our shareholders.

Item 13.                CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to the definitive proxy statement for our 2011 annual meeting of shareholders.

Item 14.                PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated herein by reference to the definitive proxy statement for our 2011 annual meeting of shareholders.

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

Schedule II - Valuation and Qualifying Accounts and Reserves
    for the years ended October 31, 2010, 2009, and 2008
(Dollars in thousands)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged To Other Accounts	Deductions		Balance At End Of Period
Allowance for doubtful accounts for the year ended:

October 31, 2010	$809	$(301)	—	$11	(1)	$497

October 31, 2009	$678	$736	—	$605	(2)	$809

October 31, 2008	$751	$(42)	—	$31	(3)	$678

Accrued warranty expenses for the year ended:

October 31, 2010	$1,286	$2,180	—	$1,875		$1,591

October 31, 2009	$2,536	$846	—	$2,096		$1,286

October 31, 2008	$2,449	$2,755	—	$2,666		$2,536

(1)  Receivable write-offs of $13,000, net of cash recoveries on accounts previously written off of $2,000.

(2)  Receivable write-offs of $605,000.

(3)  Receivable write-offs of $39,000, net of cash recoveries on accounts previously written off of $8,000.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, this 11th day of January 2011.

HURCO COMPANIES, INC.

By:	/s/ John G. Oblazney
John G. Oblazney
Vice-President, Secretary,
Treasurer and
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature and Title(s)	Date

/s/ Michael Doar	January 12, 2011
Michael Doar, Chairman of the Board,
Chief Executive Officer and President
of Hurco Companies, Inc.
(Principal Executive Officer)

/s/ John G. Oblazney	January 12, 2011
John G. Oblazney
Vice-President,
Secretary, Treasurer and
Chief Financial Officer
of Hurco Companies, Inc.
(Principal Financial Officer)

/s/ Sonja K. McClelland	January 12, 2011
Sonja K. McClelland
Corporate Controller, Assistant Secretary
of Hurco Companies, Inc.
(Principal Accounting Officer)

/s/ Stephen H. Cooper	January 12, 2011
Stephen H. Cooper, Director

/s/ Robert W. Cruickshank	January 12, 2011
Robert W. Cruickshank, Director

/s/ Philip James	January 12, 2011
Philip James, Director

/s/ Michael P. Mazza	January 12, 2011
Michael P. Mazza, Director

/s/ Richard T. Niner	January 12, 2011
Richard T. Niner, Director

/s/ Charlie Rentschler	January 12, 2011
Charlie Rentschler, Director

/s/ Janaki Sivanesan	January 12, 2011
Janaki Sivanesan, Director