Form 10-Q
period 2011-01-31
HURCO COMPANIES INC
filed 2011-03-10
CIK 315374

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended January 31, 2011 or
☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to _________.

Commission File No. 0-9143

HURCO COMPANIES, INC.
(Exact name of registrant as specified in its charter)

Indiana	35-1150732
(State or other jurisdiction of	(I.R.S. Employer Identification Number)
incorporation or organization)

One Technology Way
Indianapolis, Indiana	46268
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code       (317) 293-5309

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
Yes ☐  No ☒

The number of shares of the Registrant's common stock outstanding as of March 1, 2011 was 6,440,851.

HURCO COMPANIES, INC.
January 2011 Form 10-Q Quarterly Report

Table of Contents

Part I - Financial Information

Part II - Other Information

PART I - FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

HURCO COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended
	January 31
	2011	2010
	(Unaudited)

Sales and service fees	$39,680	$20,616

Cost of sales and service	27,989	16,636

Gross profit	11,691	3,980

Selling, general and administrative expenses	8,830	6,533

Operating income (loss)	2,861	(2,553)

Interest expense	5	14

Interest income	40	20

Investment income	5	5

Other (income) expense, net	456	277

Income (loss) before taxes	2,445	(2,819)

Provision (benefit) for income taxes	899	(983)

Net income (loss)	$1,546	$(1,836)

Income (losses) per common share

Basic	$.24	$(0.29)
Diluted	$.24	$(0.29)

Weighted average common shares outstanding

Basic	6,441	6,441
Diluted	6,463	6,441

The accompanying notes are an integral part of the condensed consolidated financial statements.

HURCO COMPANIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per-share data)

	January 31 2011	October 31 2010
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$50,289	$48,255
Accounts receivable, net	18,073	20,114
Refundable taxes	4,731	5,093
Inventories, net	59,668	55,866
Deferred income taxes, net	2,087	2,467
Derivative assets	1,429	905
Other	3,847	3,508
Total current assets	140,124	136,208

Non-current assets:
Property and equipment:
Land	782	782
Building	7,116	7,116
Machinery and equipment	15,426	15,095
Leasehold improvements	2,256	2,183
	25,580	25,176
Less accumulated depreciation and amortization	(14,066)	(13,424)
	11,514	11,752
Software development costs, less accumulated amortization	5,862	6,042
Investments and other assets, net	6,347	6,344
	$163,847	$160,346

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$29,189	$30,394
Accrued expenses and other	10,053	8,132
Accrued warranty expenses	1,669	1,591
Derivative liabilities	1,759	2,123
Total current liabilities	42,670	42,240

Non-current liabilities:
Deferred income taxes, net	2,295	2,335
Deferred credits and other	1,074	1,031
Total liabilities	46,039	45,606

Shareholders’ equity:
Preferred stock: no par value per share, 1,000,000 shares authorized, no shares issued	—	—
Common stock: no par value, $.10 stated value per share, 13,250,000 shares authorized, 6,440,851 shares issued and outstanding	644	644
Additional paid-in capital	52,215	52,144
Retained earnings	65,370	63,824
Accumulated other comprehensive loss	(421)	(1,872)
Total shareholders’ equity	117,808	114,740
	$163,847	$160,346

The accompanying notes are an integral part of the condensed consolidated financial statements.

HURCO COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended
	January 31
	2011	2010
	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$1,546	$(1,836)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Provision for doubtful accounts	54	(115)
Deferred income taxes	120	(540)
Equity in (income) loss of affiliates	5	112
Depreciation and amortization	1,067	833
Foreign currency (gain) loss	(14)	2,219
Unrealized (gain) loss on derivatives	134	(662)
Stock-based compensation	71	19
Change in assets and liabilities:
(Increase) decrease in accounts receivable and refundable taxes	2,280	1,206
(Increase) decrease in inventories	(2,968)	5,278
Increase (decrease) in accounts payable	(1,754)	(227)
Increase (decrease) in accrued expenses	1,917	(731)
Net change in derivative assets and liabilities	(457)	(1,038)
Other	356	193
Net cash provided by (used for) operating activities	2,357	4,711

Cash flows from investing activities:
Purchase of property and equipment	(168)	(182)
Software development costs	(373)	(293)
Other investments	(12)	(9)
Net cash provided by (used for) investing activities	(553)	(484)

Effect of exchange rate changes on cash	230	(628)

Net increase (decrease) in cash and cash equivalents	2,034	3,599

Cash and cash equivalents at beginning of period	48,255	28,782

Cash and cash equivalents at end of period	$50,289	$32,381

The accompanying notes are an integral part of the condensed consolidated financial statements.

HURCO COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
For the three months ended January 31, 2011 and 2010

(In thousands, except shares issued and outstanding)	Common stock		Additional		Accumulated other comprehensive
	Shares issued & outstanding	Amount	paid-in capital	Retained earnings	income (loss)	Total

Balances, October 31, 2009	6,440,851	$644	$52,003	$69,568	$(1,839)	$120,376

Net loss	—	—	—	(1,836)	—	(1,836)

Translation of foreign currency financial statements	—	—	—	—	(1,031)	(1,031)

Realized gains on derivative instruments reclassified into operations, net of tax of $11	—	—	—	—	17	17

Unrealized gains on derivative instruments, net of tax of $295	—	—	—	—	479	479

Comprehensive loss	—	—	—	—	—	(2,371)

Stock-based compensation expense	—	—	19	—	—	19

Balances, January 31, 2010 (Unaudited)	6,440,851	$644	$52,022	$67,732	$(2,374)	$118,024

Balances, October 31, 2010	6,440,851	$644	$52,144	$63,824	$(1,872)	$114,740

Net income	—	—	—	1,546	—	1,546

Translation of foreign currency financial statements	—	—	—	—	682	682

Realized gains on derivative instruments reclassified into operations, net of tax of $129	—	—	—	—	220	220

Unrealized gains on derivative instruments, net of tax of $323	—	—	—	—	549	549

Comprehensive income	—	—	—	—	—	2,997

Stock-based compensation expense	—	—	71	—	—	71

Balances, January 31, 2011 (Unaudited)	6,440,851	$644	$52,215	$65,370	$(421)	$117,808
The accompanying notes are an integral part of the condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	GENERAL

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

The condensed financial information as of January 31, 2011 and for the three months ended January 31, 2011 and January 31, 2010 is unaudited; however, in our opinion, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary to present fairly our consolidated financial position, results of operations, changes in shareholders’ equity and cash flows at the end of the interim periods.  We suggest that you read these condensed consolidated financial statements in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended October 31, 2010.

2.	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

We are exposed to certain market risks relating to our ongoing business operations, including foreign currency risk, interest rate risk and credit risk.  We manage our exposure to these and other market risks through regular operating and financing activities.  Currently, the only risk that we manage through the use of derivative instruments is foreign currency risk.

We operate on a global basis and are exposed to the risk that our financial condition, results of operations and cash flows could be adversely affected by changes in foreign currency exchange rates.  To reduce the potential effects of foreign exchange rate movements on our net equity investment in one of our foreign subsidiary’s gross profit and net earnings, we enter into derivative financial instruments in the form of foreign exchange forward contracts with a major financial institution.  We are primarily exposed to foreign currency exchange rate risk with respect to transactions and net assets denominated in Euros, Pounds Sterling, Canadian Dollars, South African Rand, Singapore Dollars and New Taiwan Dollars.

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

We had forward contracts outstanding as of January 31, 2011, denominated in Euros, Pounds Sterling and New Taiwan Dollars with set maturity dates ranging from February 2011 through January 2012.  The contract amounts, expressed at forward rates in U.S. Dollars at January 31, 2011, were $31.8 million for Euros, $8.9 million for Pounds Sterling and $30.6 million for New Taiwanese Dollars.    At January 31, 2011, we had approximately $330,000 of gains, net of tax, related to cash flow hedges deferred in Accumulated other comprehensive loss.  Of this amount, $89,000 represents unrealized gains, net of tax, related to cash flow hedge instruments that remain subject to currency fluctuation risk.  The majority of these deferred gains will be recorded as an adjustment to Cost of sales and service in periods through January 2012, when the corresponding inventory that is the subject of the related hedge contract is sold, as described above.

We are also exposed to foreign currency exchange risk related to our investment in net assets in foreign countries.   To manage this risk, we have maintained a forward contract with a notional amount of €3.0 million.  We designated this forward contract as a hedge of our net investment in Euro denominated assets.  We selected the forward method under FASB guidance related to the accounting for derivatives instruments and hedging activities. The forward method requires all changes in the fair value of the contract to be reported as a cumulative translation adjustment in Accumulated other comprehensive loss, net of tax, in the same manner as the underlying hedged net assets.  This forward contract matures in November 2011.  At January 31, 2011, we had $216,000 of realized gains and $14,000 of unrealized losses, net of tax, recorded as cumulative translation adjustments in Accumulated other comprehensive loss related to this forward contract.

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

We had forward contracts outstanding as of January 31, 2011, in Euros, Pounds Sterling, Canadian Dollars, South African Rand, Singapore Dollars and New Taiwan Dollars with set maturity dates ranging from February 2011 through April 2011.  The amounts of these contracts at forward rates in U.S. Dollars at January 31, 2011 for Euros, Pounds Sterling, Canadian Dollars, South African Rand, New Taiwan Dollars and Singapore Dollars totaled $20.8 million.

Fair Value of Derivative Instruments

We recognize the fair value of derivative instruments as assets and liabilities on a gross basis on our Condensed Consolidated Balance Sheets.  As of January 31, 2011 and October 31, 2010, all derivative instruments were recorded at fair value on the balance sheets as follows (in thousands):

	2011		2010
	Balance sheet	Fair	Balance sheet	Fair
Derivatives	location	value	location	value

Designated as hedging instruments:
Foreign exchange forward contracts	Derivative assets	$1,410	Derivative assets	$872
Foreign exchange forward contracts	Derivative liabilities	$1,292	Derivative liabilities	$1,778

Not designated as hedging instruments:
Foreign exchange forward contracts	Derivative assets	$19	Derivative assets	$33
Foreign exchange forward contracts	Derivative liabilities	$467	Derivative liabilities	$345

Effect of Derivative Instruments on the Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Changes in Shareholders’ Equity and Operations

Derivative instruments had the following effects on our Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Changes in Shareholders’ Equity and Operations during the three months ended January 31, 2011 and 2010 (in thousands):

Derivatives	Amount of gain (loss) recognized in Other comprehensive loss Three months ended January 31,		Location of gain (loss) reclassified from Other comprehensive loss	Amount of gain (loss) reclassified from Other comprehensive loss Three months ended January 31,
	2011	2010		2011	2010
Designated as hedging instruments:
(Effective portion)
Foreign exchange forward contracts
– Intercompany sales/purchases	$872	$774	Cost of sales and service	$349	$28
Foreign exchange forward contract
– Net investment	$56	$245

As a result of the global recession, we closed a number of hedge contracts before maturity due to forecasted reductions in production and sales.  Those contracts closed early were deemed ineffective for financial reporting purposes and, as a result, we recognized a loss of $7,000 for the three months ended January 31, 2011, and a loss of $27,000 for the three months ended January 31, 2010.

	Location of gain (loss)	Amount of gain (loss)
Derivatives	recognized in operations Three months ended January 31,,	recognized in operations Three months ended January 31,
		2011	2010
Not designated as hedging instruments:
Foreign exchange forward contracts	Other (income) expense, net	$492	$880

3.	STOCK OPTIONS

In March 2008, we adopted the Hurco Companies, Inc. 2008 Equity Incentive Plan (the “2008 Plan”), which allows us to grant awards of stock options, Stock Appreciation Rights settled in stock (SARs), restricted shares, performance shares and performance units.  The 2008 Plan replaced the 1997 Stock Option and Incentive Plan (the “1997 Plan”) which expired in March 2007.  The Compensation Committee of the Board of Directors has authority to determine the officers, directors and key employees who will be granted awards; designate the number of shares subject to each award; determine the terms and conditions upon which awards will be granted; and prescribe the form and terms of award agreements.  We have granted stock options under both plans which are currently outstanding and restricted shares under the 2008 Plan.  No stock option may be exercised more than ten years after the date of grant or such shorter period as the Compensation Committee may determine at the date of grant.  The total number of shares of our common stock that may be issued as awards under the 2008 Plan is 750,000.  The market value of a share of our common stock, for purposes of the 2008 Plan, is the closing sale price as reported by the Nasdaq Global Select Market on the date in question or, if not a trading day, on the last preceding trading date.

A summary of stock option activity for the three-month period ended January 31, 2011, is as follows:
	Stock Options	Weighted Average Exercise Price

Outstanding at October 31, 2010	115,369	$20.66

Options granted	—	—
Options exercised	—	—
Options cancelled	—	—

Outstanding at January 31, 2011	115,369	$20.66

Summarized information about outstanding stock options as of January 31, 2011, those are already vested and those that are expected to vest, as well as stock options that are currently exercisable, are as follows:

	Options already vested and expected to vest	Options currently exercisable

Number of outstanding options	115,369	61,369

Weighted average remaining contractual life (years)	7.76	5.20
Weighted average exercise price per share	$20.66	$24.70

Intrinsic value of outstanding options	$692,000	$190,000

The intrinsic value of an outstanding stock option is calculated as the difference between the stock price as of January 31, 2011 and the exercise price of the option.

On December 22, 2010, the Compensation Committee granted a total of 25,000 shares of restricted stock to our executive officers.  The restricted stock vests in full three years from the date of grant provided the recipient remains employed by us through that date.  The grant date fair value of the restricted stock is based on the closing sales price of our common stock on the grant date which was $23.10 per share.

A reconciliation of the Company’s restricted stock activity and related information is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at October 31, 2010	—	$—
Shares granted	25,000	23.10
Shares vested	—	—
Shares cancelled	—	—

Unvested at January 31, 2011	25,000	$23.10

During the first three months of fiscal 2011 and 2010, we recorded approximately $71,000 and $19,000, respectively, of stock-based compensation expense related to grants of stock options and restricted stock under the plans.  As of January 31, 2011, there was approximately $975,000 of total unrecognized stock-based compensation cost that we expect to recognize by the end of fiscal 2014.

4.	EARNINGS (LOSSES) PER SHARE

Basic earnings (losses) per share is calculated by dividing net income (loss) associated with common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share assumes the issuance of additional shares of common stock upon exercise of all outstanding stock options and contingently issuable securities if the effect is dilutive, in accordance with the treasury stock method discussed in FASB issued guidance ASC 260-10, “Earnings Per Share”.   The following table presents a reconciliation of our basic and diluted earnings (losses) per share computation:

	Three months ended January 31,
(in thousands,	2011		2010
except per share amount)	Basic	Diluted	Basic	Diluted

Net income (loss)	$1,546	$1,546	$(1,836)	$(1,836)

Weighted average shares outstanding	6,441	6,441	6,441	6,441

Assumed issuances under stock option plans	—	22	—	—
	6,441	6,463	6,441	6,441

Income (loss) per share	$.24	$.24	$(0.29)	$(0.29)

5.	ACCOUNTS RECEIVABLE

Accounts receivable are net of allowances for doubtful accounts of $550,000 as of January 31, 2011 and $497,000 as of October 31, 2010.

6.	INVENTORIES

Inventories, priced at the lower of cost (first-in, first-out method) or market, are summarized below (in thousands):

	January 31, 2011	October 31, 2010
Purchased parts and sub-assemblies	$16,495	$16,137
Work-in-process	12,185	13,157
Finished goods	30,988	26,572
	$59,668	$55,866

7.	SEGMENT INFORMATION

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

From time to time, our subsidiaries guarantee third party payment obligations in connection with the sale of machines to customers that use financing.  We follow FASB guidance for accounting for contingencies with respect to these guarantees.   As of January 31, 2011, we had 30 outstanding third party payment guarantees totaling approximately $1.7 million. The terms of these guarantees are consistent with the underlying customer financing terms.  Upon shipment of a machine, the customer has the risk of ownership. The customer does not obtain title, however, until it has paid for the machine.  A retention of title clause allows us to recover the machine if the customer defaults on the financing. We accrue for potential liabilities under these guarantees when we believe a loss is probable and can be estimated.

We provide warranties on our products with respect to defects in material and workmanship. The terms of these warranties are generally one year for machines and shorter periods for service parts.  We recognize a reserve with respect to this obligation at the time of product sale, with subsequent warranty claims recorded against the reserve. The amount of the warranty reserve is determined based on historical trend experience and any known warranty issues that could cause future warranty costs to differ from historical experience.  The increased provision in the three months ended January 31, 2011 reflects the increased production and sales occurring in the period as compared to the three months ended January 31, 2010. A reconciliation of the changes in our warranty reserve is as follows (in thousands):

	Three months ended
	January 31, 2011	January 31, 2010
Balance, beginning of period	$1,591	$1,286
Provision for warranties during the period	535	325
Charges to the reserve	(485)	(379)
Impact of foreign currency translation	28	2
Balance, end of period	$1,669	$1,234

9.	COMPREHENSIVE INCOME (LOSS)

A reconciliation of our net income (loss) to comprehensive income (loss) is as follows (in thousands):

	Three months ended
	January 31, 2011	January 31, 2010
Net income (loss)	$1,546	$(1,836)
Translation of foreign currency financial statements	682	(1,031)
Realized gains on derivative instruments reclassified into operations, net of tax	220	17
Unrealized gains on derivative instruments, net of tax	549	479
Comprehensive income (loss)	$2,997	$(2,371)

10.	DEBT AGREEMENTS AND SUBSEQUENT EVENT

We are party to an unsecured domestic credit agreement that provides us with a $15.0 million unsecured revolving credit facility and maximum outstanding letters of credit of $3.0 million.  We also have an uncommitted demand credit facility in Taiwan in the amount of 100.0 million New Taiwan Dollars (approximately $3.0 million) in addition to a £1.0 million revolving credit facility in the United Kingdom and a €1.5 million revolving credit facility in Germany.  The domestic and United Kingdom facilities mature on December 7, 2012.  The revolving credit facility in Germany does not have an expiration date.

On March 7, 2011 we entered into an uncommitted demand credit facility in China in the amount of 20 million Chinese Yuan (approximately $3.0 million) and amended our unsecured domestic credit agreement to accommodate the new facility.  This facility expires on February 24, 2012.

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

As of January 31, 2011 and October 31, 2010, we had no borrowings outstanding under any of our credit facilities and no outstanding letters of credit.  As of January 31, 2011, we had unutilized credit facilities of $22.1 million available for either direct borrowings or commercial letters of credit.

11.	INCOME TAXES

Our unrecognized tax benefits were $207,000 as of January 31, 2011 and $196,000 as of October 31, 2010, and in each case included accrued interest.

We recognize accrued interest and penalties related to unrecognized tax benefits as components of our income tax provision.  We believe our unrecognized tax positions meet the minimum statutory threshold to avoid payment of penalties and, therefore, no tax penalties have been estimated.  As of January 31, 2011, the gross amount of interest accrued, reported in Accrued expenses and other, was approximately $20,000, which did not include the federal tax benefit of interest deductions.

We file U.S. federal and state income tax returns, as well as tax returns in several foreign jurisdictions.  The statutes of limitations with respect to unrecognized tax benefits will expire between July 2012 and August 2014.

12.	FINANCIAL INSTRUMENTS
The carrying amounts for our trade receivables and payables approximate their fair values.  We also have financial instruments in the form of foreign currency forward exchange contracts as described in Note 2.  The U.S. Dollar equivalent notional amount of these contracts was $93.5 million and $89.1 million at January 31, 2011 and October 31, 2010, respectively.  The fair value of Derivative assets recorded on our Condensed Consolidated Balance Sheets at January 31, 2011 and October 31, 2010 was $1.4 million and $905,000, respectively.  The fair value of Derivative liabilities recorded on our Condensed Consolidated Balance Sheets at January 31, 2011 and October 31, 2010 was $1.8 million and $2.1 million, respectively.

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

In accordance with this guidance, the following table represents the fair value hierarchy for our financial assets and liabilities measured at fair value as of January 31, 2011 and October 2010 (in thousands):

	Assets		Liabilities
	January 31, 2011	October 31, 2010	January 31, 2011	October 31, 2010

Level 1
Deferred Compensation	$723	$674	$-	$-

Level 2
Derivatives	$1,429	$905	$1,759	$2,123

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

During fiscal 2011, we did not have any significant non-recurring measurements of nonfinancial assets and nonfinancial liabilities.

13. EMPLOYEE BENEFITS

We have defined contribution plans that include a majority of our employees, under which our matching contributions are primarily discretionary.  The purpose of these plans is generally to provide additional financial security during retirement by providing employees with an incentive to save throughout their employment.  Our matching contributions to the plans are based on employee contributions or compensation.   From April 1, 2009 to December 31, 2010 we suspended our discretionary contributions to the U.S. plan as a cost reduction measure, however effective January 1, 2011 we reinstated our matching contributions to that plan in an amount equal to 25% of the first 6% of a participant’s annual earnings contributed, up to the maximum permitted by law.

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

Until the recent global recession, we had experienced a period of sustained growth in sales and earnings due to the strong worldwide demand for machine tools, the expansion of our product line to include higher-priced and higher-margin products, increased customer acceptance of our products, and the strength of our selling and manufacturing operations outside the United States.  The recession adversely affected our operational performance and its effects substantially reduced global demand for machine tools in fiscal 2009 and 2010.

The market for machine tools is international in scope.  We have both significant foreign sales and foreign manufacturing operations.  In fiscal 2010, we derived more than 70% of our revenues from foreign markets.  Prior to the start of the recent recession in fiscal 2008, 67% of our revenues were attributable to customers located in Europe where we typically sell the majority of our higher performance VMX series machines.  The percentage of revenues attributable to European sales declined to 58% for the first quarter of fiscal 2010 and further declined to 54% for the first quarter of fiscal 2011, primarily due to the greater increase in North American sales.  We sell our products through more than 100 independent agents and distributors in countries throughout North America, Europe and Asia.  We also have our own direct sales and service organizations in Canada, China, France, Germany, India, Italy, Poland, Singapore, South Africa, South Korea, the United Kingdom and certain parts of the United States.  The vast majority of our machine tools are manufactured to our specifications primarily by our wholly owned subsidiary in Taiwan, Hurco Manufacturing Limited (HML).  Machine castings and components to support HML’s production are manufactured at our facility in Ningbo, China.  We also manufacture machine tools for the Chinese market at the Ningbo plant.

Our sales to foreign customers are denominated, and payments by those customers are made, in the prevailing currencies—primarily the Euro and Pound Sterling—in the countries in which those customers are located. Our product costs are incurred and paid primarily in the New Taiwan Dollar and the U.S. Dollar.  Changes in currency exchange rates may have a material effect on our operating results and consolidated balance sheets as reported under U.S. Generally Accepted Accounting Principles.  For example, when the U.S. Dollar strengthens in value relative to a foreign currency, sales made, and expenses incurred, in that currency when translated to U.S. Dollars for reporting in our financial statements, are lower than would be the case when the U.S. Dollar is weaker.  In the comparison of our period-to-period results, we discuss the effect of currency translation on those results including the increases or decreases in those results as reported in our financial statements (which reflect translation to U.S. Dollars at exchange rates prevailing during the period covered by those financial statements) and also the effect that changes in exchange rates had on those results.

Our high levels of foreign manufacturing and sales also subject us to cash flow risks due to fluctuating currency exchange rates.  We seek to mitigate those risks through the use of various derivative instruments – principally foreign currency forward exchange contracts.

In the first quarter of fiscal 2011, we experienced a significant upturn in our business as orders were 115% higher than in the first quarter of fiscal 2010.  Sales for the first quarter of fiscal 2011 were 92% above those in the first quarter of fiscal 2010.  The significant improvement in sales increased our gross margin for the first quarter of fiscal 2011 to 29%, compared to a gross margin rate of 19% for the first quarter of fiscal 2010.  The increase in gross profit as a percentage of sales was partially offset by the negative impact of a strengthened Taiwanese Dollar in relation to the U.S. Dollar and an increase in the cost of raw materials, particularly metals.  We expect that this cost impact will continue and we will adjust sales prices accordingly.

RESULTS OF OPERATIONS

Three Months Ended January 31, 2011 Compared to Three Months Ended January 31, 2010

Sales and Service Fees.  Sales and service fees for the first quarter of fiscal 2011 were $39.7 million, an increase of $19.1 million, or 92%, from the first quarter of fiscal 2010.  The increase in first quarter revenues was primarily the result of the recent rebound in industrial manufacturing activity following the significant declines in fiscal 2009 and 2010.  The effect of a stronger U.S. Dollar when translating foreign sales to U.S. Dollars for financial reporting purposes had a negative impact of approximately 5%, or $1.1 million, on the period-to-period comparison.

The following tables set forth net sales (in thousands) by geographic region and product category for the first quarter of fiscal 2011 and 2010, respectively:

Net Sales and Service Fees by Geographic Region
	Three months ended January 31,				Change
	2011		2010		Amount	%
North America	$13,462	34%	$6,101	30%	$7,361	121%
Europe	21,279	54%	12,015	58%	9,264	77%
Asia Pacific	4,939	12%	2,500	12%	2,439	98%
Total	$39,680	100%	$20,616	100%	$19,064	92%

The increase in sales was primarily driven by higher customer demand in all sales regions.  Unit shipments for the first quarter of fiscal 2011 increased in the North America by 139%, in Europe by 68%, and in the Asia Pacific region by 55% compared to the same period in fiscal 2010.

Net Sales and Service Fees by Product Category
	Three months ended January 31,				Change
	2011		2010		Amount	%
Computerized Machine Tools	$33,994	86%	$16,890	82%	$17,104	101%
Service Fees, Parts and Other	5,686	14%	3,726	18%	1,960	53%
Total	$39,680	100%	$20,616	100%	$19,064	92%

Unit shipments of computerized machine tools during the first quarter of fiscal 2011 increased by 85% from the corresponding period in fiscal 2010.

Orders. New orders for the first quarter of fiscal 2011 totaled $44.3 million, an increase of $23.7 million, or 115%, from the corresponding period in fiscal 2010.  New orders increased in North America by $7.8 million, or 134%, in Europe by $13.7 million, or 117%, and in the Asia Pacific region by $2.2 million, or 71%.  The impact of currency translation on new orders was consistent with the impact on sales.  New orders, measured in units, increased in North America by 166%, in Europe by 110%, and in the Asia Pacific sales region by 45%.

Gross Profit.  Our gross profit for the first quarter of fiscal 2011 was 29%, compared to 19% for the same period in fiscal 2010.  The increase in gross profit as a percentage of sales was due to the significant increase in production and sales volume and was partially offset by the negative impact of a strengthened Taiwanese Dollar in relation to the U.S. Dollar and an increase in the cost of raw materials, particularly metals.
Operating Expenses.  Selling, general and administrative expenses were $8.8 million for the first quarter of fiscal 2011, an increase of $2.3 million, or 35%, from the first quarter of fiscal 2010. The increase included $594,000 of increased compensation paid to employees who took wage reductions during the economic downturn.  The remainder of the increase primarily related to higher sales commissions and increased sales and marketing expenses.  Despite the dollar increase, selling, general and administrative expenses were 22% of sales and service fees during the first quarter of fiscal 2011 compared to 32% for the first quarter of fiscal 2010.

Operating Income (Loss).  Operating income for the first quarter of fiscal 2011 was $2.9 million compared to an operating loss of $2.6 million for the prior year period.  The substantial improvement in operating income year-over-year was primarily due to the significant increase in sales and production volume.

Other (Income) Expense, Net.  The increase in other expense of $179,000 was primarily due to net realized and unrealized losses from foreign currency fluctuations on payables and receivables, net of foreign currency forward exchange contracts.

Income Taxes.  Our effective tax rate for the first quarter of fiscal 2011 was 37% in comparison to 35% for the same period in fiscal 2010.  We recorded an income tax provision during the first quarter of fiscal 2011 of approximately $899,000 compared to an income tax benefit of $983,000 for the same period in fiscal 2010, as a result of the increase in operating income quarter over quarter.

Three Months Ended January 31, 2010 Compared to Three Months Ended January 31, 2009

Sales and Service Fees.  Sales and service fees for the first quarter of fiscal 2010 were $20.6 million, a decrease of $7.7 million, or 27%, from the first quarter of fiscal 2009.  The sharp decline in revenues for the fiscal 2010 quarter was primarily the result of the adverse impact of the global economic recession on demand for machine tools.  The effect of a weaker U.S. Dollar when translating foreign sales to U.S. Dollars for financial reporting purposes had a favorable impact of approximately 5%, or $1.3 million, on the period-to-period comparison.

The following tables set forth net sales (in thousands) by geographic region and product category for the first quarter of fiscal 2010 and 2009, respectively:

Net Sales and Service Fees by Geographic Region
	Three months ended January 31,				Change
	2010		2009		Amount	%
North America	$6,101	30%	$9,636	34%	$(3,535)	(37)%
Europe	12,015	58%	18,060	64%	(6,045)	(33)%
Asia Pacific	2,500	12%	611	2%	1,889	309%
Total	$20,616	100%	$28,307	100%	$(7,691)	(27)%

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

Net Sales and Service Fees by Product Category
	Three months ended January 31,				Change
	2010		2009		Amount	%
Computerized Machine Tools	$16,890	82%	$23,948	85%	$(7,058)	(29)%
Service Fees, Parts and Other	3,726	18%	4,359	15%	(633)	(15)%
Total	$20,616	100%	$28,307	100%	$(7,691)	(27)%

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

Gross Profit.  Our gross profit for the first quarter of fiscal 2010 was 19%, compared to 30% for the same period in fiscal 2009.  The decrease in gross profit as a percentage of sales was due to lower sales in Europe of our higher margin, high performance vertical machining centers, as well as the impact of fixed costs on lower sales and production volume, and competitive pricing pressures on a global basis.

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

Income Taxes.  Our effective tax rate for the first quarter of fiscal 2010 was 35% in comparison to 36% for the same period in fiscal 2009.  We recorded a benefit for income taxes during the first quarter of fiscal 2010 of approximately $983,000 compared to a provision of $195,000 for the same period in fiscal 2009, as a result of the decreased operating income year over year.

LIQUIDITY AND CAPITAL RESOURCES

At January 31, 2011, we had cash of $50.3 million, compared to $48.3 million at October 31, 2010.  Approximately 53% of the $50.3 million of cash is denominated in U.S. Dollars.  The balance is held outside the U.S. in the local currencies of our various foreign entities and is subject to fluctuations in currency exchange rates.

Working capital, excluding cash, was $47.2 million at January 31, 2011, compared to $45.7 million at October 31, 2010.  The increase in working capital, excluding cash, was primarily due to an increase in finished goods inventory to meet the higher level of customer demand we are currently experiencing.

Capital expenditures during the first quarter of fiscal 2011 were primarily for implementation of operating systems and software development costs.  We funded these expenditures with cash flow from operations.

At January 31, 2011, we had no debt or borrowings outstanding under any of our bank credit facilities.

Although we have not made any significant acquisitions in the recent past, we continue to receive and review information on businesses and assets, including intellectual property assets, which are available for purchase.  Because we have had a cumulative net loss for four consecutive quarters, our domestic credit agreement has restrictions on us making acquisitions, declaring and paying dividends, and incurring additional indebtedness.  These restrictions will remain in effect as long as this cumulative loss position exists.

NEW ACCOUNTING PRONOUNCEMENTS

We have reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on our financial condition or the results of its operations.

CRITICAL ACCOUNTING POLICIES

Our accounting policies, which are described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2010, require management to make significant estimates and assumptions using information available at the time the estimates are made. These estimates and assumptions significantly affect various reported amounts of assets, liabilities, revenues, and expenses.  If our future experience differs materially from these estimates and assumptions, our results of operations and financial condition would be affected. There were no material changes to our critical accounting policies during the first three months of fiscal 2011.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

There have been no material changes related to contractual obligations and commitments from the information provided in our Annual Report on Form 10-K for the fiscal year ended October 31, 2010.

OFF BALANCE SHEET ARRANGEMENTS

From time to time, our subsidiaries guarantee third party payment obligations in connection with the sale of machines to customers that use financing.  We follow FASB guidance for accounting for contingencies with respect to these guarantees.   As of January 31, 2011, we had 30 outstanding third party payment guarantees totaling approximately $1.7 million. The terms of these guarantees are consistent with the underlying customer financing terms. Upon shipment of a machine, the customer has the risk of ownership. The customer does not obtain title, however, until it has paid for the machine.  A retention of title clause allows us to recover the machine if the customer defaults on the financing. We accrue for potential liabilities under these guarantees when we believe a loss is probable and can be estimated.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

Certain statements made in this report constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from those expressed or implied by the statements. These risks, uncertainties and other factors include:

•	A recurrent global recession which could reduce overall demand and our customers’ ability to purchase our products and services;
•	The cyclical nature of the machine tool industry;
•	The risks of our international operations;
•	The limited number of our manufacturing sources;
•	The effects of changes in currency exchange rates;
•	Our dependence on new product development;
•	The need to make technological advances;
•	Competition with larger companies that have greater financial resources;
•	Changes in the prices of raw materials, especially steel and iron products;
•	Possible obsolescence of our technology;
•	Acquisitions that could disrupt our operations and affect operating results;

•	Impairment of our assets;
•	Negative or unforeseen tax consequences;
•	The need to protect our intellectual property assets; and
•	The effect of the loss of members of senior management and key personnel.

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Interest on borrowings on our bank credit agreements are tied to prevailing domestic and foreign interest rates.  At January 31, 2011, there were no outstanding borrowings under our bank credit agreements.

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

Our products are sourced from foreign suppliers or built to our specifications by either our wholly owned subsidies in Taiwan and China or an affiliated contract manufacturer. Our purchases are predominantly in foreign currencies and in some cases our arrangements with these suppliers include foreign currency risk sharing agreements, which reduce (but do not eliminate) the effects of currency fluctuations on product costs. The predominant portion of the exchange rate risk associated with our product purchases relates to the New Taiwan Dollar.

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

Forward contracts for the sale or purchase of foreign currencies as of January 31, 2011, which are designated as cash flow hedges under FASB guidance related to accounting for derivative instruments and hedging activities were as follows:

	Notional Amount	Weighted Avg.		Contract Amount at Forward Rates in U.S. Dollars
Forward Contracts	in Foreign Currency	Forward Rate		Contract Date	January 31, 2011	Maturity Dates
Sale Contracts:
Euro	23,295,000	1.3300		30,983,089	31,823,599	February 2011 – January 2012
Pound Sterling	5,540,000	1.5534		8,605,996	8,862,625	February 2011 – January 2012
Purchase Contracts:
New Taiwan Dollar	875,000,000	29.83	*	29,333,811	30,572,134	February 2011 – January 2012

*NT Dollars per U.S. Dollar

Forward contracts for the sale or purchase of foreign currencies as of January 31, 2011, which were entered into to protect against the effects of foreign currency fluctuations on receivables and payables and are not designated as hedges under this guidance denominated in foreign currencies, were as follows:

	Notional Amount in	Weighted Avg.		Contract Amount at Forward Rates in U.S. Dollars
Forward Contracts	Foreign Currency	Forward Rate		Contract Date	January 31, 2011	Maturity Dates
Sale Contracts:
Euro	7,449,077	1.3318		9,920,902	10,188,430	February 2011 – April 2011
Pound Sterling	884,610	1.5887		1,405,350	1,417,034	February 2011
Canadian Dollar	594,275	.9778		581,085	592,232	April 2011
Singapore Dollar	1,138,952	.7132		812,261	889,985	March 2011
South African Rand	5,985,008	.1394		834,542	822,560	April 2011

Purchase Contracts:
New Taiwan Dollar	199,934,377	28.81	*	6,939,285	6,902,879	February 2011 – March 2011

* NT Dollars per U.S. Dollar

We are also exposed to foreign currency exchange risk related to our investment in net assets in foreign countries.   To manage this risk, we have maintained a forward contract with a notional amount of €3.0 million.  We designated this forward contract as a hedge of our net investment in Euro denominated assets.  We selected the forward method under FASB guidance related to the accounting for derivatives instruments and hedging activities. The forward method requires all changes in the fair value of the contract to be reported as a cumulative translation adjustment in Accumulated other comprehensive loss, net of tax, in the same manner as the underlying hedged net assets.  This forward contract matures in November 2011.  At January 31, 2011, we had $216,000 of realized gains and $14,000 of unrealized losses, net of tax, recorded as cumulative translation adjustments in Accumulated other comprehensive loss related to this forward contract.

Forward contracts for the sale or purchase of foreign currencies as of January 31, 2011, which are designated as net investment hedges under this guidance were as follows:

	Notional Amount	Weighted Avg.	Contract Amount at Forward Rates in U.S. Dollars
Forward Contracts	in Foreign Currency	Forward Rate	Contract Date	January 31, 2011	Maturity Date
Sale Contracts:
Euro	3,000,000	1.3549	4,064,700	4,087,530	November 2011

Item 4. CONTROLS AND PROCEDURES

We carried out an evaluation under the supervision and with participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2011, pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended.  Based upon that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of the evaluation date.

There were no changes in our internal controls over financial reporting during the quarter ended January 31, 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

We are involved in various claims and lawsuits arising in the normal course of our business.  We believe it is remote that any of these claims will have a material adverse effect on our consolidated financial position or results of operations.

Item 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed in Part I, Item 1A – Risk Factors in our Annual Report on Form 10-K for the year ended October 31, 2010.

Item 5.  OTHER INFORMATION

During the period covered by this report, the Audit Committee of our Board of Directors engaged our independent registered public accounting firm to perform non-audit, tax planning services.  This disclosure is made pursuant to Section 10A9(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002.

Item 6.	EXHIBITS

10.1*	Form of Restricted Stock Award Agreement – Employee.

10.2	Form of Restricted Stock Award Agreement – Director.

31.1	Certification by the Chief Executive Officer, pursuant to Rule 13a-15(b) under the Securities and Exchange Act of 1934, as amended.

31.2	Certification by the Chief Financial Officer, pursuant to Rule 13a-15(b) under the Securities and Exchange Act of 1934, as amended.

32.1	Certification by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	The indicated exhibit is a management contract, compensatory plan or arrangement required to be listed by item 601 of Regulation S-K.

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

March 10, 2011