Form 10-Q
period 2011-04-30
HURCO COMPANIES INC
filed 2011-06-03
CIK 315374

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended April 30, 2011 or
☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to _________.

Commission File No. 0-9143

HURCO COMPANIES, INC.
(Exact name of registrant as specified in its charter)

Indiana	35-1150732
(State or other jurisdiction of	(I.R.S. Employer Identification Number)
incorporation or organization)

One Technology Way
Indianapolis, Indiana	46268
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code      (317) 293-5309

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
Yes ☐  No ☒

The number of shares of the Registrant's common stock outstanding as of June 1, 2011 was 6,440,851.

HURCO COMPANIES, INC.
April 2011 Form 10-Q Quarterly Report

PART I - FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

HURCO COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	April 30		April 30
	2011	2010	2011	2010
	(Unaudited)		(Unaudited)

Sales and service fees	$41,576	$24,088	$81,256	$44,704

Cost of sales and service	28,925	19,411	56,914	36,047

Gross profit	12,651	4,677	24,342	8,657

Selling, general and administrative expenses	9,254	7,230	18,084	13,763

Operating income (loss)	3,397	(2,553)	6,258	(5,106)

Interest expense	9	8	14	22

Interest income	32	5	72	25

Investment income	2	3	7	8

Other (income) expense, net	23	116	479	393

Income (loss) before taxes	3,399	(2,669)	5,844	(5,488)

Provision (benefit) for income taxes	1,050	(1,096)	1,949	(2,079)

Net income (loss)	$2,349	$(1,573)	$3,895	$(3,409)

Income (losses) per common share

Basic	$.36	$(0.24)	$.60	$(0.53)
Diluted	$.36	$(0.24)	$.60	$(0.53)

Weighted average common shares outstanding

Basic	6,441	6,441	6,441	6,441
Diluted	6,489	6,441	6,476	6,441

The accompanying notes are an integral part of the condensed consolidated financial statements.

HURCO COMPANIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per-share data)

	April 30 2011	October 31 2010
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$48,678	$48,255
Accounts receivable, net	24,175	20,114
Refundable taxes	4,387	5,093
Inventories, net	69,610	55,866
Deferred income taxes	2,965	2,467
Derivative assets	1,530	905
Other	5,458	3,508
Total current assets	156,803	136,208

Non-current assets:
Property and equipment:
Land	782	782
Building	7,116	7,116
Machinery and equipment	15,901	15,095
Leasehold improvements	2,334	2,183
	26,133	25,176
Less accumulated depreciation and amortization	(14,804)	(13,424)
	11,329	11,752
Software development costs, less accumulated amortization	5,588	6,042
Investments and other assets, net	6,268	6,344
	$179,988	$160,346

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$38,745	$30,394
Accrued expenses and other	10,482	8,132
Accrued warranty expenses	1,778	1,591
Derivative liabilities	4,230	2,123
Short-term debt	647	—
Total current liabilities	55,882	42,240

Non-current liabilities:
Deferred income taxes	2,440	2,335
Deferred credits and other	1,152	1,031
Total liabilities	59,474	45,606

Shareholders’ equity:
Preferred stock: no par value per share, 1,000,000 shares authorized, no shares issued	—	—
Common stock: no par value, $.10 stated value per share, 13,250,000 shares authorized, 6,471,710 and 6,440,851 shares issued; and 6,440,851 and 6,440,851 shares outstanding, as of April 30, 2011 and October 31, 2010, respectively	644	644
Additional paid-in capital	52,338	52,144
Retained earnings	67,719	63,824
Accumulated other comprehensive loss	(187)	(1,872)
Total shareholders’ equity	120,514	114,740
	$179,988	$160,346

The accompanying notes are an integral part of the condensed consolidated financial statements.

HURCO COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended		Six Months Ended
	April 30		April 30
	2011	2010	2011	2010
	(Unaudited)		(Unaudited)
Cash flows from operating activities:
Net income (loss)	$2,349	$(1,573)	$3,895	$(3,409)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Provision for doubtful accounts	(256)	(74)	(202)	(189)
Deferred income taxes	110	(243)	230	(783)
Equity in (income) loss of affiliates	(22)	69	(17)	181
Depreciation and amortization	1,079	1,000	2,146	1,833
Foreign currency (gain) loss	(3,306)	1,365	(3,320)	3,584
Unrealized (gain) loss on derivatives	(422)	(173)	(288)	(835)
Stock-based compensation	123	31	194	49
Change in assets and liabilities:
(Increase) decrease in accounts receivable and refundable taxes	(4,364)	(1,609)	(2,084)	(403)
(Increase) decrease in inventories	(7,863)	2,135	(10,831)	7,413
Increase (decrease) in accounts payable	8,376	4,876	6,622	4,649
Increase (decrease) in accrued expenses	(152)	(336)	1,765	(1,067)
Net change in derivative assets and liabilities	1,044	(1)	587	(1,039)
Other	845	(1,042)	1,201	(848)
Net cash provided by (used for) operating activities	(2,459)	4,425	(102)	9,136

Cash flows from investing activities:
Proceeds from sale of property and equipment	—	35	—	35
Purchase of property and equipment	(207)	(67)	(375)	(249)
Software development costs	(279)	(202)	(652)	(495)
Other investments	28	(8)	16	(17)
Net cash provided by (used for) investing activities	(458)	(242)	(1,011)	(726)

Cash flows from financing activities:
Advances on short-term debt	637	—	637	—

Effect of exchange rate changes on cash	669	(546)	899	(1,174)

Net increase (decrease) in cash and cash equivalents	(1,611)	3,637	423	7,236

Cash and cash equivalents at beginning of period	50,289	32,381	48,255	28,782

Cash and cash equivalents at end of period	$48,678	$36,018	$48,678	$36,018

The accompanying notes are an integral part of the condensed consolidated financial statements.

HURCO COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
For the six months ended April 30, 2011 and 2010
(Unaudited)

(In thousands, except shares outstanding)	Common stock		Additional		Accumulated other comprehensive
	Shares outstanding	Amount	paid-in capital	Retained earnings	income (loss)	Total

Balances, October 31, 2009	6,440,851	$644	$52,003	$69,568	$(1,839)	$120,376

Net loss	—	—	—	(3,409)	—	(3,409)

Translation of foreign currency financial statements	—	—	—	—	(1,617)	(1,617)

Realized loss on derivative instruments reclassified into operations, net of tax of $46	—	—	—	—	75	75

Unrealized gain on derivative instruments, net of tax of $533	—	—	—	—	865	865

Comprehensive loss	—	—	—	—	—	(4,086)

Stock-based compensation expense	—	—	49	—	—	49

Balances, April 30, 2010 (Unaudited)	6,440,851	$644	$52,052	$66,159	$(2,516)	$116,339

Balances, October 31, 2010	6,440,851	$644	$52,144	$63,824	$(1,872)	$114,740

Net income	—	—	—	3,895	—	3,895

Translation of foreign currency financial statements	—	—	—	—	2,888	2,888

Realized gain on derivative instruments reclassified into operations, net of tax of $(184)	—	—	—	—	(313)	(313)

Unrealized loss on derivative instruments, net of tax of $(523)	—	—	—	—	(890)	(890)

Comprehensive income	—	—	—	—	—	5,580

Stock-based compensation expense	—	—	194	—	—	194

Balances, April 30, 2011 (Unaudited)	6,440,851	$644	$52,338	$67,719	$(187)	$120,514

The accompanying notes are an integral part of the condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	GENERAL

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

The condensed financial information as of April 30, 2011 and for the three and six months ended April 30, 2011 and April 30, 2010 is unaudited; however, in our opinion, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary to present fairly our consolidated financial position, results of operations, changes in shareholders’ equity and cash flows at the end of the interim periods.  We suggest that you read these condensed consolidated financial statements in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended October 31, 2010.

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

We had forward contracts outstanding as of April 30, 2011, denominated in Euros, Pounds Sterling and New Taiwan Dollars with set maturity dates ranging from May 2011 through April 2012.  The contract amounts, expressed at forward rates in U.S. Dollars at April 30, 2011, were $38.4 million for Euros, $10.5 million for Pounds Sterling and $33.5 million for New Taiwanese Dollars.    At April 30, 2011, we had approximately $1.6 million of losses, net of tax, related to cash flow hedges deferred in Accumulated other comprehensive loss.  Of this amount, $1.4 million represents unrealized losses, net of tax, related to cash flow hedge instruments that remain subject to currency fluctuation risk.  The majority of these deferred losses will be recorded as an adjustment to Cost of sales and service in periods through April 2012, when the corresponding inventory that is the subject of the related hedge contract is sold, as described above.

We are also exposed to foreign currency exchange risk related to our investment in net assets in foreign countries.   To manage this risk, we have maintained a forward contract with a notional amount of €3.0 million.  We designated this forward contract as a hedge of our net investment in Euro denominated assets.  We selected the forward method under FASB guidance related to the accounting for derivatives instruments and hedging activities. The forward method requires all changes in the fair value of the contract to be reported as a cumulative translation adjustment in Accumulated other comprehensive loss, net of tax, in the same manner as the underlying hedged net assets.  This forward contract matures in November 2011.  At April 30, 2011, we had $216,000 of realized gains and $226,000 of unrealized losses, net of tax, recorded as cumulative translation adjustments in Accumulated other comprehensive loss related to this forward contract.

Derivatives Not Designated as Hedging Instruments

We also enter into foreign currency forward exchange contracts to protect against the effects of foreign currency fluctuations on receivables and payables denominated in foreign currencies. These derivative instruments are not designated as hedges under guidance of the Financial Accounting Standards Board, or FASB, and, as a result, changes in their fair value are reported currently as Other (income) expense, net in the Condensed Consolidated Statements of Operations consistent with the transaction gain or loss on the related receivables and payables denominated in foreign currencies.

We had forward contracts outstanding as of April 30, 2011, in Euros, Pounds Sterling, Canadian Dollars, South African Rand, Singapore Dollars and New Taiwan Dollars with set maturity dates ranging from May 2011 through September 2011.  The amounts of these contracts at forward rates in U.S. Dollars at April 30, 2011 for Euros, Pounds Sterling, Canadian Dollars, South African Rand, New Taiwan Dollars and Singapore Dollars totaled $28.3 million.

Fair Value of Derivative Instruments

We recognize the fair value of derivative instruments as assets and liabilities on a gross basis on our Condensed Consolidated Balance Sheets.  As of April 30, 2011 and October 31, 2010, all derivative instruments were recorded at fair value on the balance sheets as follows (in thousands):

	2011		2010
	Balance sheet	Fair	Balance sheet	Fair
Derivatives	location	value	location	value

Designated as hedging instruments:
Foreign exchange forward contracts	Derivative assets	$1,306	Derivative assets	$872
Foreign exchange forward contracts	Derivative liabilities	$3,963	Derivative liabilities	$1,778

Not designated as hedging instruments:
Foreign exchange forward contracts	Derivative assets	$224	Derivative assets	$33
Foreign exchange forward contracts	Derivative liabilities	$267	Derivative liabilities	$345

Effect of Derivative Instruments on the Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Changes in Shareholders’ Equity and Operations

Derivative instruments had the following effects on our Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Changes in Shareholders’ Equity and Operations during the six months ended April 30, 2011 and 2010 (in thousands):

Derivatives	Amount of gain (loss) recognized in Other comprehensive loss Six months ended April 30,		Location of gain (loss) reclassified from Other comprehensive loss	Amount of gain (loss) reclassified from Other comprehensive loss Six months ended April 30,
	2011	2010		2011	2010
Designated as hedging instruments: (Effective portion)
Foreign exchange forward contracts – Intercompany sales/purchases	$(1,413)	$1,398	Cost of sales and service	$497	$(121)
Foreign exchange forward contract – Net investment	$(279)	$401

We recognized a loss of $25,000 for the six months ended April 30, 2011, and a loss of $65,000 for the six months ended April 30, 2010 as a result of contracts closed early that were deemed ineffective for financial reporting purposes.

Derivatives	Location of gain (loss) recognized in operations	Amount of gain (loss) recognized in operations Six months ended April 30,
		2011	2010
Not designated as hedging instruments:

Foreign exchange forward contracts	Other (income) expense, net	$(548)	$1,334

Derivative instruments had the following effects on our Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Changes in Shareholders’ Equity and Operations during the three months ended April 30, 2011 and 2010 (in thousands):

Derivatives	Amount of gain (loss) recognized in Other comprehensive loss Three months ended April 30,		Location of gain (loss) reclassified from Other comprehensive loss	Amount of gain (loss) reclassified from Other comprehensive loss Three months ended April 30,
	2011	2010		2011	2010
Designated as hedging instruments: (Effective portion)
Foreign exchange forward contracts – Intercompany sales/purchases	$(2,983)	$568	Cost of sales and service	$148	$(149)

Foreign exchange forward contract – Net investment	$(335)	$156

We recognized a loss of $18,000 for the three months ended April 30, 2011, and a loss of $65,000 for the three months ended April 30, 2010 as a result of contracts closed early that were deemed ineffective for financial reporting purposes.

		Amount of gain (loss)
Derivatives	Location of gain (loss) recognized in operations	recognized in operations Three months ended April 30,
		2011	2010
Not designated as hedging instruments:

Foreign exchange forward contracts	Other (income) expense, net	$(1,040)	$454

3.	EQUITY INCENTIVE PLAN

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

A summary of stock option activity for the six-month period ended April 30, 2011, is as follows:

	Stock Options	Weighted Average Exercise Price

Outstanding at October 31, 2010	115,369	$20.66

Options granted	—	—
Options exercised	—	—
Options cancelled	—	—

Outstanding at April 30, 2011	115,369	$20.66

Summarized information about outstanding stock options as of April 30, 2011, that are already vested and those that are expected to vest, as well as stock options that are currently exercisable, are as follows:

	Options already vested and expected to vest	Options currently exercisable

Number of outstanding options	115,369	68,369

Weighted average remaining contractual life (years)	7.51	5.30
Weighted average exercise price per share	$20.66	$23.69

Intrinsic value of outstanding options	$1,400,000	$635,000

The intrinsic value of an outstanding stock option is calculated as the difference between the stock price as of April 30, 2011 and the exercise price of the option.

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

On March 17, 2011, the Compensation Committee granted a total of 5,859 shares of restricted stock to our board of directors.  The restricted stock vests one year from the date of grant provided the recipient remains on the board of directors through that date.  The grant date fair value of the restricted stock is based on the closing sales price of our common stock on the grant date which was $29.86 per share.

A reconciliation of the Company’s restricted stock activity and related information is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at October 31, 2010	—	$—
Shares granted	30,859	24.38
Shares vested	—	—
Shares cancelled	—	—

Unvested at April 30, 2011	30,859	$24.38

During the first six months of fiscal 2011 and 2010, we recorded $194,000 and $49,000, respectively, of stock-based compensation expense related to grants of stock options and shares of restricted stock under the plans.  As of April 30, 2011, there was $1.0 million of total unrecognized stock-based compensation cost that we expect to recognize by the end of fiscal 2014.

4.	EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted-average number of common shares actually outstanding during the period. Diluted earnings (loss) per share assumes the issuance of additional shares of common stock upon exercise of all outstanding stock options and contingently issuable securities if the effect is dilutive, in accordance with the treasury stock method discussed in FASB issued guidance on “Earnings Per Share”.   The impact of stock options and restricted stock on weighted average shares for the three and six months ended April 30, 2011 and 2010 did not change the income (loss) per share.  The following table presents a reconciliation of our basic and diluted earnings (loss) per share computation:

(in thousands, except per share amount)
	Three months ended				Six months ended
	April 30,				April 30,
	2011		2010		2011		2010
	Basic	Diluted	Basic	Diluted	Basic	Diluted	Basic	Diluted

Net income (loss)	$2,349	$2,349	$(1,573)	$(1,573)	$3,895	$3,895	$(3,409)	$(3,409)

Weighted average shares outstanding	6,441	6,441	6,441	6,441	6,441	6,441	6,441	6,441
Assumed issuances under equity incentive plans	—	48	—	—	—	35	—	—
	6,441	6,489	6,441	6,441	6,441	6,476	6,441	6,441

Income (loss) per share	$0.36	$0.36	$(0.24)	$(0.24)	$0.60	$0.60	$(0.53)	$(0.53)

5.	ACCOUNTS RECEIVABLE

Accounts receivable are net of allowances for doubtful accounts of $295,000 as of April 30, 2011 and $497,000 as of October 31, 2010.

6.	INVENTORIES

Inventories, priced at the lower of cost (first-in, first-out method) or market, are summarized below (in thousands):

	April 30, 2011	October 31, 2010
Purchased parts and sub-assemblies	$19,032	$16,137
Work-in-process	13,256	13,157
Finished goods	37,322	26,572
	$69,610	$55,866
7.	SEGMENT INFORMATION

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

From time to time, our subsidiaries guarantee third party payment obligations in connection with the sale of machines to customers that use financing.  We follow FASB guidance for accounting for contingencies with respect to these guarantees.   As of April 30, 2011, we had 29 outstanding third party payment guarantees totaling approximately $1.6 million. The terms of these guarantees are consistent with the underlying customer financing terms.  Upon shipment of a machine, the customer has the risk of ownership. The customer does not obtain title, however, until it has paid for the machine.  A retention of title clause allows us to recover the machine if the customer defaults on the financing. We accrue for potential liabilities under these guarantees when we believe a loss is probable and can be estimated.

We provide warranties on our products with respect to defects in material and workmanship. The terms of these warranties are generally one year for machines and shorter periods for service parts.  We recognize a reserve with respect to this obligation at the time of product sale, with subsequent warranty claims recorded against the reserve. The amount of the warranty reserve is determined based on historical trend experience and any known warranty issues that could cause future warranty costs to differ from historical experience.  The increased provision in the six months ended April 30, 2011 reflects the increased production and sales occurring in the period as compared to the six months ended April 30, 2010. A reconciliation of the changes in our warranty reserve is as follows (in thousands):

	Six months ended
	April 30, 2011	April 30, 2010
Balance, beginning of period	$1,591	$1,286
Provision for warranties during the period	1,250	835
Charges to the reserve	(1,101)	(854)
Impact of foreign currency translation	38	(45)
Balance, end of period	$1,778	$1,222

9.	COMPREHENSIVE INCOME (LOSS)

A reconciliation of our net income (loss) to comprehensive income (loss) is as follows (in thousands):
	Three months ended
	April 30, 2011	April 30, 2010
Net income (loss)	$2,349	$(1,573)
Translation of foreign currency financial statements	2,206	(586)
Realized (gain) loss on derivative instruments reclassified into operations, net of tax	(93)	92
Unrealized gain (loss) on derivative instruments, net of tax	(1,879)	352
Comprehensive income (loss)	$2,583	$(1,715)

10.	DEBT AGREEMENTS

We are party to an unsecured domestic credit agreement that provides us with a $15.0 million unsecured revolving credit facility and maximum outstanding letters of credit of $3.0 million.  We also have an uncommitted credit facility in Taiwan in the amount of 100.0 million New Taiwan Dollars (approximately $3.0 million) in addition to a £1.0 million revolving credit facility in the United Kingdom and a €1.5 million revolving credit facility in Germany.  The domestic and United Kingdom facilities mature on December 7, 2012.  The revolving credit facility in Germany does not have an expiration date.

On March 7, 2011 we entered into an uncommitted credit facility in China in the amount of 20.0 million Chinese Yuan (approximately $3.0 million) and amended our unsecured domestic credit agreement to accommodate the new facility.  This facility expires on February 24, 2012.

Borrowings under the domestic facility may be used for general corporate purposes and bear interest at a floating rate, based either on LIBOR or the prime rate, plus an applicable margin.  Prior to the second quarter of fiscal 2011, the domestic credit agreement restricted our ability to declare and pay dividends, incur additional indebtedness other than under this facility and make acquisitions because we had reported a cumulative net loss for four consecutive quarters.   When we report cumulative net losses for four consecutive quarters the domestic credit agreement contains a financial covenant that requires no less than a 1:00 to 1:00 ratio of excess cash (defined as cash minus debt) to an annualized net loss (defined as a net loss for the two most recent consecutive quarters multiplied by two).  These restrictions are no longer in effect as we moved to a cumulative net income for four consecutive quarters.  After reporting cumulative income for four consecutive quarters, we are required to maintain a ratio of 0.5 to 1.0 of total indebtedness to the sum of total indebtedness and net worth.  At April 30, 2011, we were in compliance with the covenants contained in our credit facilities.

At April 30, 2011, we had $647,000 of borrowings outstanding under our credit facility in China, but had no other debt or borrowings under any of our other bank credit facilities.  As of April 30, 2011, we had unutilized credit facilities of $24.5 million.

11.	INCOME TAXES

Our effective tax rate for the first six months of fiscal 2011 was 33% in comparison to 38% for the same period in fiscal 2010. The decrease in the effective tax rate period-over-period was primarily due to changes in the geographic mix of income or loss between tax jurisdictions, reduction in certain statutory tax rates of foreign jurisdictions, and increases in allowable research and development credits.  We recorded an income tax provision during the first six months of fiscal 2011 of approximately $1.9 million compared to an income tax benefit of $2.1 million for the same period in fiscal 2010, as a result of the increase in operating income period-over-period.

Our unrecognized tax benefits were $217,000 as of April 30, 2011 and $196,000 as of October 31, 2010, and in each case included accrued interest.

We recognize accrued interest and penalties related to unrecognized tax benefits as components of our income tax provision.  We believe our unrecognized tax positions meet the minimum statutory threshold to avoid payment of penalties and, therefore, no tax penalties have been estimated.  As of April 30, 2011, the gross amount of interest accrued, reported in Accrued expenses and other, was approximately $23,000, which did not include the federal tax benefit of interest deductions.

We file U.S. federal and state income tax returns, as well as tax returns in several foreign jurisdictions.  The statutes of limitations with respect to unrecognized tax benefits will expire between July 2012 and August 2014.

12.	FINANCIAL INSTRUMENTS

The carrying amounts for our trade receivables and payables approximate their fair values.  We also have financial instruments in the form of foreign currency forward exchange contracts as described in Note 2.  The U.S. Dollar equivalent notional amount of these contracts was $109.5 million and $89.1 million at April 30, 2011 and October 31, 2010, respectively.  The fair value of Derivative assets recorded on our Condensed Consolidated Balance Sheets at April 30, 2011 and October 31, 2010 was $1.5 million and $905,000, respectively.  The fair value of Derivative liabilities recorded on our Condensed Consolidated Balance Sheets at April 30, 2011 and October 31, 2010 was $4.2 million and $2.1 million, respectively.

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

In accordance with this guidance, the following table represents the fair value hierarchy for our financial assets and liabilities measured at fair value as of April 30, 2011 and October 2010 (in thousands):

	Assets		Liabilities
	April 30, 2011	October 31, 2010	April 30, 2011	October 31, 2010

Level 1
Deferred Compensation	$773	$674	$-	$-

Level 2
Derivatives	$1,530	$905	$4,230	$2,123

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

We have defined contribution plans that include a majority of our employees, under which our matching contributions are primarily discretionary.  The purpose of these plans is generally to provide additional financial security during retirement by providing employees with an incentive to save throughout their employment.  Our matching contributions to the plans are based on employee contributions or compensation.   From April 1, 2009 to December 31, 2010 we suspended our discretionary contributions to the U.S. plan as a cost reduction measure, however effective January 1, 2011 we reinstated our matching contributions to that plan in an amount equal to 25% of the first 6% of a participant’s annual earnings contributed, up to the maximum permitted by law.  Our contributions totaled approximately $130,000 and $76,000, for the six months ended April 30, 2011 and 2010, respectively.

Item 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE OVERVIEW

Hurco Companies, Inc. is an industrial technology company operating in a single reporting segment.  We design and produce computerized machine tools, featuring our proprietary computer control systems and software, for sale through our own distribution network to the worldwide metal cutting market.  We also provide software options, control upgrades, accessories and replacement parts for our products, as well as customer service and training support.

The following overview is intended to provide a brief explanation of the principal factors that have contributed to our recent financial performance.  This overview is intended to be read in conjunction with the more detailed information included in our unaudited financial statements that appear elsewhere in this report.

The substantial decline in global demand for machine tools we experienced in fiscal 2009 and 2010 during the recent global recession adversely affected our operational performance in the past two years.  We are now experiencing substantial improvements in sales and net income reflecting the recovery in industrial manufacturing activity which is still ongoing.  During the recession, we significantly reduced our production levels and took several cost containment measures.  Our financial resources allowed us to continue to expand our product offering during the downturn.  We began increasing our production levels at the end of fiscal 2010 and are continuing to do so.  However, we have not yet generated the levels of sales and net income that we experienced prior to fiscal 2009 and there is no assurance in the existing economic climate that the demand for our machine tools will continue at the current pace.

The market for machine tools is international in scope.  We have both significant foreign sales and foreign manufacturing operations.   During the past three years, sales to foreign customers as a percentage of total sales between 72% and 78% of our revenues.  During the first six months of fiscal 2010 and 2011, more than 60% of our revenues were attributable to customers located in Europe where we typically sell the majority of our higher performance VMX series machines.  We sell our products through more than 100 independent agents and distributors in countries throughout North America, Europe and Asia.  We also have our own direct sales and service organizations in Canada, China, France, Germany, India, Italy, Poland, Singapore, South Africa, South Korea, the United Kingdom and certain parts of the United States.  The vast majority of our machine tools are manufactured to our specifications primarily by our wholly owned subsidiary in Taiwan, Hurco Manufacturing Limited (HML).  Machine castings and components to support HML’s production are manufactured at our facility in Ningbo, China.  We also manufacture machine tools for the Chinese market at the Ningbo plant.

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

In the second quarter of fiscal 2011, our business continued to benefit from increased global demand for machine tools, as orders were 137% higher than in the second quarter of fiscal 2010 and 64% higher than in the first quarter of fiscal 2011.  Sales for the second quarter of fiscal 2011 were 73% above those in the second quarter of fiscal 2010 and 5% above the first quarter 2011.  Orders continued to outpace sales as our production and supply chain continued to ramp up to meet customer demand.   A portion of the increased orders in the second quarter of fiscal 2011 came from customers placing orders in advance of an announced price increase that went into effect at the end of the quarter. The significant improvement in sales increased our gross profit for the second quarter of fiscal 2011 to 30%, compared to gross profit of 19% for the second quarter of fiscal 2010.  The increase in gross profit was partially offset by an increase in the cost of raw materials, particularly metals, and the negative cost impact of a strengthened Taiwanese Dollar in relations to the U.S. Dollar. The Taiwanese Dollar appreciated 8% during the second quarter and first six months of fiscal 2011 compared to the corresponding periods in fiscal 2010.  We expect that the cost impact from the appreciation of the Taiwanese Dollar and metals will continue and we will adjust sales prices accordingly.
.
RESULTS OF OPERATIONS

Three Months Ended April 30, 2011 Compared to Three Months Ended April 30, 2010

Sales and Service Fees.  Sales and service fees for the second quarter of fiscal 2011 were $41.6 million, an increase of $17.5 million, or 73%, from the second quarter of fiscal 2010.  The increase in second quarter revenues reflected the rebound in industrial manufacturing activity.  A weaker U.S. Dollar when translating foreign sales to U.S. Dollars had a favorable impact of approximately 5%, or $1.1 million, on the period-to-period comparison.

The following tables set forth net sales (in thousands) by geographic region and product category for the second quarter of fiscal 2011 and 2010, respectively:

Net Sales and Service Fees by Geographic Region
	Three months ended April 30,				Change
	2011		2010		Amount	%
North America	$9,137	22%	$5,804	24%	$3,333	57%
Europe	27,297	66%	15,342	64%	11,955	78%
Asia Pacific	5,142	12%	2,942	12%	2,200	75%
Total	$41,576	100%	$24,088	100%	$17,488	73%

The increase in sales was primarily driven by higher customer demand in all sales regions.  Unit shipments for the second quarter of fiscal 2011 increased in North America by 78%, in Europe by 65%, and in the Asia Pacific region by 67% compared to the same period in fiscal 2010.

Net Sales and Service Fees by Product Category
	Three months ended April 30,				Change
	2011		2010		Amount	%
Computerized Machine Tools	$35,834	86%	$19,883	83%	$15,951	80%
Service Fees, Parts and Other	5,742	14%	4,205	17%	1,537	37%
Total	$41,576	100%	$24,088	100%	$17,488	73%

Unit shipments of computerized machine tools during the second quarter of fiscal 2011 increased by 68% from the corresponding period in fiscal 2010.

Orders. Orders for the second quarter of fiscal 2011 totaled $72.6 million, an increase of $42.0 million, or 137%, from the corresponding period in fiscal 2010.  Orders increased in North America by $5.7 million, or 69%, in Europe by $32.2 million, or 175%, and in the Asia Pacific region by $4.1 million, or 107%.  The impact of currency translation on Orders was consistent with the impact on sales.  Orders, measured in units, increased in North America by 66%, in Europe by 140%, and in the Asia Pacific region by 88%. Orders outpaced sales as our production and supply chain responded to the increased customer demand.   A portion of the increased orders booked in the second quarter of fiscal 2011 came from customers placing orders in advance of an announced price increase that went into effect at the end of the quarter.

Gross Profit.  Our gross profit for the second quarter of fiscal 2011 was 30%, compared to 19% for the same period in fiscal 2010.  The increase in gross profit was due to the significant increase in sales volume, particularly of our higher margin, high performance vertical machining centers in Europe.  The increase in gross profit was partially offset by an increase in the cost of raw materials, particularly metals, and the negative cost impact of a strengthened Taiwanese Dollar in relations to the U.S. Dollar. The Taiwanese Dollar appreciated 8% during the second quarter and first six months of fiscal 2011 compared to the corresponding periods in fiscal 2010.

Operating Expenses.  Selling, general and administrative expenses were $9.3 million for the second quarter of fiscal 2011, an increase of $2.0 million, or 28%, from the second quarter of fiscal 2010. The increase consisted primarily of higher sales commission due to increased sales volume, increased sales and marketing expense, increased incentive compensation expense and the unfavorable impact of currency translation.  Despite the dollar increase, the increased sales in fiscal 2011 resulted in selling, general and administrative expenses of 22% of sales and service fees during the second quarter of fiscal 2011 as compared to 30% for the second quarter of fiscal 2010.

Operating Income (Loss).  Operating income for the second quarter of fiscal 2011 was $3.4 million compared to an operating loss of $2.6 million for the prior year period.  The substantial improvement in operating income period-over-period was primarily due to the significant increase in sales.

Other (Income) Expense, Net.  The decrease in other expense of $118,000 for the second quarter of fiscal 2011 compared to the same period in fiscal 2010 was primarily due to a reduction in net realized and unrealized losses from foreign currency fluctuations on payables and receivables, net of foreign currency forward exchange contracts.

Income Taxes.  Our effective tax rate for the second quarter of fiscal 2011 was 31% in comparison to 41% for the same period in fiscal 2010. The decrease in the effective tax rate period-over-period is primarily due to changes in the geographic mix of income or loss between tax jurisdictions, reduction in certain foreign jurisdiction statutory tax rates, and increases in allowable research and development credits.  We recorded an income tax provision during the second quarter of fiscal 2011 of approximately $1.1 million compared to an income tax benefit of $1.1 million for the same period in fiscal 2010, reflecting the increase in operating income period-over-period.

Six Months Ended April 30, 2011 Compared to Six Months Ended April 30, 2010

Sales and Service Fees.  Sales and service fees for the first six months of fiscal 2011 were $81.3 million, an increase of $36.6 million, or 82%, from the first six months of fiscal 2010.  The increase in first six months revenues reflected the rebound in industrial manufacturing activity.  The impact of currency translation on the period-over-period sales comparison for the first six months of fiscal 2011 to the corresponding period in fiscal 2010 was not material.

The following tables set forth net sales (in thousands) by geographic region and product category for the first six months of fiscal 2011 and 2010, respectively:

Net Sales and Service Fees by Geographic Region
	Six months ended April 30,				Change
	2011		2010		Amount	%
North America	$22,599	28%	$11,905	27%	$10,694	90%
Europe	48,576	60%	27,358	61%	21,218	78%
Asia Pacific	10,081	12%	5,441	12%	4,640	85%
Total	$81,256	100%	$44,704	100%	$36,552	82%

The increase in sales was primarily driven by higher customer demand in all sales regions.  Unit shipments for the first six months of fiscal 2011 increased in North America by 110%, in Europe by 66%, and in the Asia Pacific region by 61% compared to the same period in fiscal 2010.

Net Sales and Service Fees by Product Category
	Six months ended April 30,				Change
	2011		2010		Amount	%
Computerized Machine Tools	$69,829	86%	$36,773	82%	$33,056	90%
Service Fees, Parts and Other	11,427	14%	7,931	18%	3,496	44%
Total	$81,256	100%	$44,704	100%	$36,552	82%

Unit shipments of computerized machine tools during the first six months of fiscal 2011 increased by 76% from the corresponding period in fiscal 2010.

Orders. Orders for the first six months of fiscal 2011 totaled $116.9 million, an increase of $65.7 million, or 128%, from the corresponding period in fiscal 2010.  Orders increased in North America by $13.5 million, or 96%, in Europe by $45.9 million, or 152%, and in the Asia Pacific region by $6.3 million, or 91%.  The impact of currency translation on orders was consistent with the impact on sales.  Orders, measured in units, increased in North America by 103%, in Europe by 128%, and in the Asia Pacific region by 68%.   The increase is partially attributable to customers placing orders in advance of an announced price increase that went into effect at the end of the six month period.

Gross Profit.  Our gross profit for the first six months of fiscal 2011 was 30%, compared to 19% for the same period in fiscal 2010.  The increase in gross profit as a percentage of sales was due to the significant increase in sales volume and was partially offset by the negative impact of a strengthened Taiwanese Dollar in relation to the U.S. Dollar and an increase in the cost of raw materials, particularly metals.

Operating Expenses.  Selling, general and administrative expenses were $18.1 million for the first six months of fiscal 2011, an increase of $4.3 million, or 31%, from the first six months of fiscal 2010. The increase consisted primarily of higher sales commission due to increased sales volume, increased sales and marketing expense, increased incentive compensation expense and an increase in wages paid to employees who had experienced wage reductions as cost containment measures.  Despite the dollar increase, the increased sales in fiscal 2011 resulted in selling, general and administrative expenses being 22% of sales and service fees during the first six months of fiscal 2011 compared to 31% for the first six months of fiscal 2010.

Operating Income (Loss).  Operating income for the first six months of fiscal 2011 was $6.3 million compared to an operating loss of $5.1 million for the prior year period.  The substantial improvement in operating income period-over-period was primarily due to the significant increase in sales.

Other (Income) Expense, Net.  Other expense for the first six months of fiscal 2011 was $414,000 compared to $382,000 for the first six months of fiscal 2010.  The decrease in expense was due to reductions in net realized and unrealized losses from foreign currency fluctuations on payables and receivables, net of foreign currency forward exchange contracts, offset by a reduction in our allocated share of loss incurred by a Taiwan contract manufacturer in which we have an equity investment.

Income Taxes.  Our effective tax rate for the first six months of fiscal 2011 was 33% in comparison to 38% for the same period in fiscal 2010. The decrease in the effective tax rate period-over-period was primarily due to changes in the geographic mix of income or loss between tax jurisdictions, reduction in certain foreign jurisdiction statutory tax rates, and increases in allowable research and development credits.  We recorded an income tax provision during the first six months of fiscal 2011 of approximately $1.9 million compared to an income tax benefit of $2.1 million for the same period in fiscal 2010, reflecting the increase in operating income period-over-period.

LIQUIDITY AND CAPITAL RESOURCES

At April 30, 2011, we had cash of $48.7 million, compared to $48.3 million at October 31, 2010.  Approximately 60% of the $48.7 million of cash is denominated in U.S. Dollars.  The balance is held outside the U.S. in the local currencies of our various foreign entities and is subject to fluctuations in currency exchange rates.

Working capital, excluding cash, was $52.2 million at April 30, 2011, compared to $45.7 million at October 31, 2010.  The increase in working capital, excluding cash, was primarily due to an increase in finished goods inventory to meet the higher level of customer demand we are currently experiencing.

Capital expenditures during the first six months of fiscal 2011 were primarily for implementation of operating systems, purchase of factory equipment for production facilities in Taiwan and software development costs.  We funded these expenditures with cash flow from operations.

Prior to the second quarter of fiscal 2011, we were subject to restrictions under our domestic credit agreement from making acquisitions, declaring and paying dividends, and incurring additional indebtedness.  These restrictions were no longer in effect at the end of the second quarter of fiscal 2011, as we reported a cumulative net income for four consecutive quarters.  At April 30, 2011, we had $647,000 of borrowings outstanding under our credit facility in China, but had no other debt or borrowings under any of our other bank credit facilities.  At April 30, 2011, we were in compliance with the covenants contained in our credit facilities.

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

CRITICAL ACCOUNTING POLICIES

Our accounting policies, which are described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2010, require management to make significant estimates and assumptions using information available at the time the estimates are made. These estimates and assumptions significantly affect various reported amounts of assets, liabilities, revenues, and expenses.  If our future experience differs materially from these estimates and assumptions, our results of operations and financial condition would be affected. There were no material changes to our critical accounting policies during the first six months of fiscal 2011.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

There have been no material changes related to contractual obligations and commitments from the information provided in our Annual Report on Form 10-K for the fiscal year ended October 31, 2010.

OFF BALANCE SHEET ARRANGEMENTS

From time to time, our subsidiaries guarantee third party payment obligations in connection with the sale of machines to customers that use financing.  We follow FASB guidance for accounting for contingencies with respect to these guarantees.   As of April 30, 2011, we had 29 outstanding third party payment guarantees totaling approximately $1.6 million. The terms of these guarantees are consistent with the underlying customer financing terms. Upon shipment of a machine, the customer has the risk of ownership. The customer does not obtain title, however, until it has paid for the machine.  A retention of title clause allows us to recover the machine if the customer defaults on the financing. We accrue for potential liabilities under these guarantees when we believe a loss is probable and can be estimated.

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

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Interest on borrowings on our bank credit agreements are tied to prevailing domestic and foreign interest rates.  At April 30, 2011, we had $647,000 of borrowings outstanding under our credit facility in China, but had no other debt or borrowings under any of our other bank credit facilities.

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

Our products are sourced from foreign suppliers or built to our specifications by either our wholly owned subsidiaries in Taiwan and China or an affiliated contract manufacturer. Our purchases are predominantly in foreign currencies and in some cases our arrangements with these suppliers include foreign currency risk sharing agreements, which reduce (but do not eliminate) the effects of currency fluctuations on product costs. The predominant portion of the exchange rate risk associated with our product purchases relates to the New Taiwan Dollar.

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

Forward contracts for the sale or purchase of foreign currencies as of April 30, 2011, which are designated as cash flow hedges under FASB guidance related to accounting for derivative instruments and hedging activities were as follows:

	Notional Amount	Weighted Avg.		Contract Amount at Forward Rates in U.S. Dollars
Forward Contracts	in Foreign Currency	Forward Rate		Contract Date	April 30, 2011	Maturity Dates
Sale Contracts:
Euro	25,970,000	1.3600		35,318,466	38,370,639	May 2011 – April 2012
Pound Sterling	6,295,000	1.5806		9,949,914	10,499,385	May 2011 – April 2012
Purchase Contracts:
New Taiwan Dollar	942,000,000	29.25	*	32,200,706	33,503,030	May 2011 – April 2012

*NT Dollars per U.S. Dollar

Forward contracts for the sale or purchase of foreign currencies as of April 30, 2011, which were entered into to protect against the effects of foreign currency fluctuations on receivables and payables and are not designated as hedges under this guidance denominated in foreign currencies, were as follows:

				Contract Amount at Forward Rates in U.S. Dollars
Forward Contracts	Notional Amount in Foreign Currency	Weighted Avg. Forward Rate		Contract Date	April 30, 2011	Maturity Dates
Sale Contracts:
Euro	8,007,975	1.4618		11,705,852	11,862,449	May 2011 – September 2011
Pound Sterling	554,085	1.6574		918,347	925,701	May 2011
Canadian Dollar	575,360	1.0448		601,129	606,852	July 2011
Singapore Dollar	859,340	.7903		679,105	702,781	July 2011
South African Rand	5,034,612	.1481		745,725	757,625	July 2011

Purchase Contracts:
New Taiwan Dollar	384,505,573	28.98	*	13,269,038	13,493,336	May 2011 – June 2011

* NT Dollars per U.S. Dollar

We are also exposed to foreign currency exchange risk related to our investment in net assets in foreign countries.   To manage this risk, we have maintained a forward contract with a notional amount of €3.0 million.  We designated this forward contract as a hedge of our net investment in Euro denominated assets.  We selected the forward method under FASB guidance related to the accounting for derivatives instruments and hedging activities. The forward method requires all changes in the fair value of the contract to be reported as a cumulative translation adjustment in Accumulated other comprehensive loss, net of tax, in the same manner as the underlying hedged net assets.  This forward contract matures in November 2011.  At April 30, 2011, we had $216,000 of realized gains and $226,000 of unrealized losses, net of tax, recorded as cumulative translation adjustments in Accumulated other comprehensive loss related to this forward contract.  Forward contracts for the sale or purchase of foreign currencies as of April 30, 2011, which are designated as net investment hedges under this guidance were as follows:

	Notional Amount	Weighted Avg.	Contract Amount at Forward Rates in U.S. Dollars
Forward Contracts	in Foreign Currency	Forward Rate	Contract Date	April 30, 2011	Maturity Date
Sale Contracts:

Euro	3,000,000	1.3549	4,064,700	4,423,290	November 2011

Item 4.   CONTROLS AND PROCEDURES

We carried out an evaluation under the supervision and with participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2011, pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended.  Based upon that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of the evaluation date.

There were no changes in our internal controls over financial reporting during the quarter ended April 30, 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6.	EXHIBITS

10.1	Second Amendment to Credit Agreement dates as of March 1, 2011, between the Registrant and JPMorgan Chase Bank, N.A.

31.1	Certification by the Chief Executive Officer, pursuant to Rule 13a-15(b) under the Securities and Exchange Act of 1934, as amended.

31.2	Certification by the Chief Financial Officer, pursuant to Rule 13a-15(b) under the Securities and Exchange Act of 1934, as amended.

32.1	Certification by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

June 3, 2011