Form 10-Q
period 2011-07-31
HURCO COMPANIES INC
filed 2011-09-09
CIK 315374

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended July 31, 2011 or
☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to _________.

Commission File No. 0-9143

HURCO COMPANIES, INC.
(Exact name of registrant as specified in its charter)

Indiana	35-1150732
(State or other jurisdiction of	(I.R.S. Employer Identification Number)
incorporation or organization)

One Technology Way
Indianapolis, Indiana	46268
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code    (317) 293-5309

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
Yes ☒  No ☐

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
Yes ☐  No ☒

The number of shares of the Registrant's common stock outstanding as of September 1, 2011 was 6,440,851.

HURCO COMPANIES, INC.
July 2011 Form 10-Q Quarterly Report

Table of Contents

Part I - Financial Information

Item 1.	Financial Statements

	Condensed Consolidated Statements of Operations
	Three and nine months ended July 31, 2011 and 2010	3

	Condensed Consolidated Balance Sheets
	As of July 31, 2011 and October 31, 2010	4

	Condensed Consolidated Statements of Cash Flows
	Three and nine months ended July 31, 2011 and 2010	5

	Condensed Consolidated Statements of Changes in Shareholders' Equity
	Nine months ended July 31, 2011 and 2010	6

	Notes to Condensed Consolidated Financial Statements	7

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23

Item 4.	Controls and Procedures	25

Part II - Other Information

Item 1.	Legal Proceedings	26

Item 1A.	Risk Factors	26

Item 5.	Other Information	26

Item 6.	Exhibits	27

Signatures		28

PART I - FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

HURCO COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	July 31		July 31
	2011	2010	2011	2010
	(Unaudited)		(Unaudited)
Sales and service fees	$50,573	$26,474	$131,829	$71,178
Cost of sales and service	34,723	21,815	91,637	57,862
Gross profit	15,850	4,659	40,192	13,316
Selling, general and administrative expenses	9,317	6,994	27,401	20,757
Operating income (loss)	6,533	(2,335)	12,791	(7,441)
Interest expense	47	21	61	43
Interest income	35	24	107	49
Investment income	2	4	9	12
Other (income) expense, net	242	55	721	448
Income (loss) before taxes	6,281	(2,383)	12,125	(7,871)
Provision (benefit) for income taxes	1,706	(1,210)	3,655	(3,289)
Net income (loss)	$4,575	$(1,173)	$8,470	$(4,582)
Income (loss) per common share

Basic	$.71	$(0.18)	$1.31	$(0.71)
Diluted	$.70	$(0.18)	$1.30	$(0.71)
Weighted average common shares outstanding
Basic	6,441	6,441	6,441	6,441
Diluted	6,480	6,441	6,474	6,441

The accompanying notes are an integral part of the condensed consolidated financial statements.

HURCO COMPANIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per-share data)

	July 31 2011	October 31 2010
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$49,139	$48,255
Accounts receivable, net	30,407	20,114
Refundable taxes	4,383	5,093
Inventories, net	75,105	55,866
Deferred income taxes	2,804	2,467
Derivative assets	381	905
Other	5,763	3,508
Total current assets	167,982	136,208

Non-current assets:
Property and equipment:
Land	782	782
Building	7,116	7,116
Machinery and equipment	16,198	15,095
Leasehold improvements	2,366	2,183
	26,462	25,176
Less accumulated depreciation and amortization	(15,192)	(13,424)
	11,270	11,752
Software development costs, less accumulated amortization	5,274	6,042
Investments and other assets, net	6,209	6,344
	$190,735	$160,346

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$44,332	$30,394
Accrued expenses and other	13,447	8,132
Accrued warranty expenses	1,781	1,591
Derivative liabilities	2,017	2,123
Short-term debt	854	—
Total current liabilities	62,431	42,240

Non-current liabilities:
Deferred income taxes	2,465	2,335
Deferred credits and other	1,124	1,031
Total liabilities	66,020	45,606

Shareholders’ equity:
Preferred stock: no par value per share, 1,000,000 shares authorized, no shares issued	—	—
Common stock: no par value, $.10 stated value per share, 13,250,000 shares authorized, 6,471,710 and 6,440,851 shares issued; and 6,440,851 and 6,440,851 shares outstanding, as of July 31, 2011 and October 31, 2010, respectively	644	644
Additional paid-in capital	52,476	52,144
Retained earnings	72,294	63,824
Accumulated other comprehensive loss	(699)	(1,872)
Total shareholders’ equity	124,715	114,740
	$190,735	$160,346

The accompanying notes are an integral part of the condensed consolidated financial statements.

HURCO COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended		Nine Months Ended
	July 31		July 31
	2011	2010	2011	2010
	(Unaudited)		(Unaudited)
Cash flows from operating activities:
Net income (loss)	$4,575	$(1,173)	$8,470	$(4,582)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Provision for doubtful accounts	39	(74)	(163)	(263)
Deferred income taxes	447	473	677	(310)
Equity in (income) loss of affiliates	(21)	(27)	(38)	154
Depreciation and amortization	1,081	978	3,227	2,811
Foreign currency (gain) loss	844	1,030	(2,476)	4,614
Unrealized (gain) loss on derivatives	150	1,457	(138)	622
Stock-based compensation	138	46	332	95
Change in assets and liabilities:
(Increase) decrease in accounts receivable and refundable taxes	(6,532)	4,078	(8,616)	3,675
(Increase) decrease in inventories	(6,584)	(1,034)	(17,415)	6,379
Increase (decrease) in accounts payable	5,389	7,805	12,011	12,454
Increase (decrease) in accrued expenses	3,354	(782)	5,119	(1,849)
Net change in derivative assets and liabilities	(472)	(733)	115	(1,772)
Other	(1,226)	(2,272)	(25)	(3,120)
Net cash provided by (used for) operating activities	1,182	9,772	1,080	18,908

Cash flows from investing activities:
Proceeds from sale of property and equipment	—	7	—	42
Purchase of property and equipment	(480)	(188)	(855)	(437)
Software development costs	(238)	(310)	(890)	(805)
Other investments	(41)	73	(25)	56
Net cash provided by (used for) investing activities	(759)	(418)	(1,770)	(1,144)

Cash flows from financing activities:
Advances on short-term debt	202	—	839	—

Effect of exchange rate changes on cash	(164)	(183)	735	(1,357)

Net increase (decrease) in cash and cash equivalents	461	9,171	884	16,407

Cash and cash equivalents at beginning of period	48,678	36,018	48,255	28,782

Cash and cash equivalents at end of period	$49,139	$45,189	$49,139	$45,189

The accompanying notes are an integral part of the condensed consolidated financial statements.

HURCO COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
For the nine months ended July 31, 2011 and 2010
(Unaudited)

(In thousands, except shares outstanding)	Common stock		Additional		Accumulated other comprehensive
	Shares outstanding	Amount	paid-in capital	Retained earnings	income (loss)	Total

Balances, October 31, 2009	6,440,851	$644	$52,003	$69,568	$(1,839)	$120,376

Net loss	—	—	—	(4,582)	—	(4,582)

Translation of foreign currency financial statements	—	—	—	—	(2,262)	(2,262)

Realized losses on derivative instruments reclassified into operations, net of tax of $61	—	—	—	—	99	99

Unrealized gain on derivative instruments, net of tax of $197	—	—	—	—	320	320

Comprehensive loss	—	—	—	—	—	(6,425)

Stock-based compensation expense	—	—	95	—	—	95

Balances, July 31, 2010 (Unaudited)	6,440,851	$644	$52,098	$64,986	$(3,682)	$114,046

Balances, October 31, 2010	6,440,851	$644	$52,144	$63,824	$(1,872)	$114,740

Net income	—	—	—	8,470	—	8,470

Translation of foreign currency financial statements	—	—	—	—	2,214	2,214

Realized gain on derivative instruments reclassified into operations, net of tax of $(226)	—	—	—	—	(384)	(384)

Unrealized loss on derivative instruments, net of tax of $(386)	—	—	—	—	(657)	(657)

Comprehensive income	—	—	—	—	—	9,643

Stock-based compensation expense	—	—	332	—	—	332

Balances, July 31, 2011 (Unaudited)	6,440,851	$644	$52,476	$72,294	$(699)	$124,715

The accompanying notes are an integral part of the condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	GENERAL

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

The condensed financial information as of July 31, 2011 and for the three and nine months ended July 31, 2011 and July 31, 2010 is unaudited; however, in our opinion, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary to present fairly our consolidated financial position, results of operations, changes in shareholders’ equity and cash flows at the end of the interim periods.  We suggest that you read these condensed consolidated financial statements in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended October 31, 2010.

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

We had forward contracts outstanding as of July 31, 2011, denominated in Euros, Pounds Sterling and New Taiwan Dollars with set maturity dates ranging from August 2011 through July 2012.  The contract amounts, expressed at forward rates in U.S. Dollars at July 31, 2011, were $48.2 million for Euros, $10.6 million for Pounds Sterling and $27.9 million for New Taiwanese Dollars.    At July 31, 2011, we had approximately $1.5 million of losses, net of tax, related to cash flow hedges deferred in Accumulated other comprehensive loss.  Of this amount, $786,000 represents unrealized losses, net of tax, related to cash flow hedge instruments that remain subject to currency fluctuation risk.  The majority of these deferred losses will be recorded as an adjustment to Cost of sales and service in periods through July 2012, when the corresponding inventory that is the subject of the related hedge contract is sold, as described above.

We are also exposed to foreign currency exchange risk related to our investment in net assets in foreign countries.   To manage this risk, we have maintained a forward contract with a notional amount of €3.0 million.  We designated this forward contract as a hedge of our net investment in Euro denominated assets.  We selected the forward method under Financial Accounting Standards Board, or FASB, guidance related to the accounting for derivatives instruments and hedging activities. The forward method requires all changes in the fair value of the contract to be reported as a cumulative translation adjustment in Accumulated other comprehensive loss, net of tax, in the same manner as the underlying hedged net assets.  This forward contract matures in November 2011.  At July 31, 2011, we had $216,000 of realized gains and $146,000 of unrealized losses, net of tax, recorded as cumulative translation adjustments in Accumulated other comprehensive loss related to this forward contract.

Derivatives Not Designated as Hedging Instruments

We also enter into foreign currency forward exchange contracts to protect against the effects of foreign currency fluctuations on receivables and payables denominated in foreign currencies. These derivative instruments are not designated as hedges under guidance of the FASB guidance and, as a result, changes in their fair value are reported currently as Other (income) expense, net in the Condensed Consolidated Statements of Operations consistent with the transaction gain or loss on the related receivables and payables denominated in foreign currencies.

We had forward contracts outstanding as of July 31, 2011, in Euros, Pounds Sterling, Canadian Dollars, South African Rand, Singapore Dollars and New Taiwan Dollars with set maturity dates ranging from August 2011 through December 2011.  The aggregate amount of these contracts at forward rates in U.S. Dollars at July 31, 2011 for Euros, Pounds Sterling, Canadian Dollars, South African Rand, New Taiwan Dollars and Singapore Dollars totaled $38.4 million.

Fair Value of Derivative Instruments

We recognize the fair value of derivative instruments as assets and liabilities on a gross basis on our Condensed Consolidated Balance Sheets.  As of July 31, 2011 and October 31, 2010, all derivative instruments were recorded at fair value on the balance sheets as follows (in thousands):

	2011		2010
	Balance sheet	Fair	Balance sheet	Fair
Derivatives	location	value	location	value

Designated as hedging instruments:
Foreign exchange forward contracts	Derivative assets	$320	Derivative assets	$872
Foreign exchange forward contracts	Derivative liabilities	$1,800	Derivative liabilities	$1,778

Not designated as hedging instruments:
Foreign exchange forward contracts	Derivative assets	$61	Derivative assets	$33
Foreign exchange forward contracts	Derivative liabilities	$217	Derivative liabilities	$345

Effect of Derivative Instruments on the Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Changes in Shareholders’ Equity and Operations

Derivative instruments had the following effects on our Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Changes in Shareholders’ Equity and Operations during the first nine months ended July 31, 2011 and 2010 (in thousands):

Derivatives	Amount of gain (loss) recognized in Other comprehensive loss Nine months ended July 31,		Location of gain (loss) reclassified from Other comprehensive loss	Amount of gain (loss) reclassified from Other comprehensive loss Nine months ended July 31,
	2011	2010		2011	2010
Designated as hedging instruments: (Effective portion) Foreign exchange forward contracts – Intercompany sales/purchases	$(1,043)	$517	Cost of sales and service	$610	$(160)

Foreign exchange forward contract – Net investment	$(153)	$482

We recognized a loss of $28,000 for the first nine months ended July 31, 2011, and a loss of $38,000 for the first nine months ended July 31, 2010 as a result of contracts closed early that were deemed ineffective for financial reporting purposes and did not qualify as cash flow hedges.

Derivatives	Location of gain (loss) recognized in operations	Amount of gain (loss) recognized in operations Nine months ended July 31,
		2011	2010
Not designated as hedging instruments:

Foreign exchange forward contracts	Other (income) expense, net	$(461)	$1,293

Derivative instruments had the following effects on our Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Changes in Shareholders’ Equity and Operations during the three months ended July 31, 2011 and 2010 (in thousands):

Derivatives	Amount of gain (loss) recognized in Other comprehensive loss Three months ended July 31,		Location of gain (loss) reclassified from Other comprehensive loss	Amount of gain (loss) reclassified from Other comprehensive loss Three months ended July 31,
	2011	2010		2011	2010
Designated as hedging instruments: (Effective portion) Foreign exchange forward contracts – Intercompany sales/purchases	$370	$(881)	Cost of sales and service	$113	$(39)

Foreign exchange forward contract – Net investment	$126	$81

We recognized a loss of $3,000 for the three months ended July 31, 2011, and a gain of $27,000 for the three months ended July 31, 2010 as a result of contracts closed early that were deemed ineffective for financial reporting purposes and did not qualify as cash flow hedges.

		Amount of gain (loss)
Derivatives	Location of gain (loss) recognized in operations	recognized in operations Three months ended July 31,
		2011	2010
Not designated as hedging instruments:

Foreign exchange forward contracts	Other (income) expense, net	$87	$(41)

3.	EQUITY INCENTIVE PLAN

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

A summary of stock option activity for the nine-month period ended July 31, 2011, is as follows:

	Stock Options	Weighted Average Exercise Price

Outstanding at October 31, 2010	115,369	$20.66

Options granted	—	—
Options exercised	—	—
Options cancelled	—	—

Outstanding at July 31, 2011	115,369	$20.66

Summarized information about outstanding stock options as of July 31, 2011, that have already vested and those that are expected to vest, as well as stock options that are currently exercisable, are as follows:

	Options already vested and expected to vest	Options currently exercisable

Number of outstanding options	115,369	68,036

Weighted average remaining contractual life (years)	7.26	4.61
Weighted average exercise price per share	$20.66	$24.05

Intrinsic value of outstanding options	$1,075,000	$429,000

The intrinsic value of an outstanding stock option is calculated as the difference between the stock price as of July 31, 2011 and the exercise price of the option.

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

A reconciliation of the Company’s restricted stock activity and related information is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at October 31, 2010	—	$—
Shares granted	30,859	24.38
Shares vested	—	—
Shares cancelled	—	—

Unvested at July 31, 2011	30,859	$24.38

During the first nine months of fiscal 2011 and 2010, we recorded $332,000 and $95,000, respectively, of stock-based compensation expense related to grants of stock options and shares of restricted stock under the plans.  As of July 31, 2011, there was $888,000 of total unrecognized stock-based compensation cost that we expect to recognize by the end of fiscal 2014.

4.	EARNINGS (LOSS) PER SHARE

Per share results have been computed based on the average number of common shares outstanding.  The computation of basic and diluted net income (loss) per share is determined using net income (loss) applicable to common shareholders as the numerator and the number of shares included in the denominator as follows (in thousands, except per share amounts):

	Three months ended				Nine months ended
	July 31,				July 31,
(in thousands, except per share amount)	2011		2010		2011		2010
	Basic	Diluted	Basic	Diluted	Basic	Diluted	Basic	Diluted

Net income (loss)	$4,575	$4,575	$(1,173)	$(1,173)	$8,470	$8,470	$(4,582)	$(4,582)
Undistributed earnings
Allocated to participating shares	(22)	(22)	-	-	(40)	(40)	-	-
Net income (loss) applicable to common shareholders	$4,553	$4,553	$(1,173)	$(1,173)	$8,430	$8,430	$(4,582)	$(4,582)
Weighted average shares outstanding	6,441	6,441	6,441	6,441	6,441	6,441	6,441	6,441
Stock options	—	39	—	—	—	33	—	—
	6,441	6,480	6,441	6,441	6,441	6,474	6,441	6,441

Income (loss) per share	$0.71	$0.70	$(0.18)	$(0.18)	$1.31	$1.30	$(0.71)	$(0.71)

5.	ACCOUNTS RECEIVABLE

Accounts receivable are net of allowances for doubtful accounts of $334,000 as of July 31, 2011 and $497,000 as of October 31, 2010.

6.	INVENTORIES

Inventories, priced at the lower of cost (first-in, first-out method) or market, are summarized below (in thousands):

	July 31, 2011	October 31, 2010
Purchased parts and sub-assemblies	$20,380	$16,137
Work-in-process	14,717	13,157
Finished goods	40,008	26,572
	$75,105	$55,866

7.	SEGMENT INFORMATION

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

From time to time, our subsidiaries guarantee third party payment obligations in connection with the sale of machines to customers that use financing.  We follow FASB guidance for accounting for contingencies with respect to these guarantees.   As of July 31, 2011, we had 26 outstanding third party payment guarantees totaling approximately $1.5 million. The terms of these guarantees are consistent with the underlying customer financing terms.  Upon shipment of a machine, the customer has the risk of ownership. The customer does not obtain title, however, until it has paid for the machine.  A retention of title clause allows us to recover the machine if the customer defaults on the financing. We accrue for potential liabilities under these guarantees when we believe a loss is probable and can be estimated.

We provide warranties on our products with respect to defects in material and workmanship. The terms of these warranties are generally one year for machines and shorter periods for service parts.  We recognize a reserve with respect to this obligation at the time of product sale, with subsequent warranty claims recorded against the reserve. The amount of the warranty reserve is determined based on historical trend experience and any known warranty issues that could cause future warranty costs to differ from historical experience.  The increased provision in the first nine months ended July 31, 2011 compared to the first nine months ended July 31, 2010 reflects the increased volume of sales and anticipated claims related to machines under warranty and the sale of a greater number of our higher performance machines which have a higher cost per claim. A reconciliation of the changes in our warranty reserve is as follows (in thousands):

	Nine months ended
	July 31, 2011	July 31, 2010
Balance, beginning of period	$1,591	$1,286
Provision for warranties during the period	2,224	1,285
Charges to the reserve	(2,061)	(1,329)
Impact of foreign currency translation	27	(59)
Balance, end of period	$1,781	$1,183

9.	COMPREHENSIVE INCOME (LOSS)

A reconciliation of our net income (loss) to comprehensive income (loss) is as follows (in thousands):

	Three months ended
	July 31, 2011	July 31, 2010
Net income (loss)	$4,575	$(1,173)
Translation of foreign currency financial statements	(674)	(645)
Realized (gain) loss on derivative instruments reclassified into operations, net of tax	(71)	24
Unrealized gain (loss) on derivative instruments, net of tax	233	(545)
Comprehensive income (loss)	$4,063	$(2,339)

10.	DEBT AGREEMENTS

We are party to a domestic credit agreement that provides us with a $15.0 million revolving credit facility and maximum outstanding letters of credit of $3.0 million.  Borrowings under this agreement may be used for general corporate purposes and bear interest at a floating rate, based either on LIBOR or the prime rate, plus an applicable margin.  The agreement contains financial covenant, including restrictions on incurring additional debt, making acquisitions or paying dividends if we report a cumulative net loss for four consecutive quarters.   We also have an uncommitted credit facility in Taiwan in the amount of 100.0 million New Taiwan Dollars (approximately $3.5 million) in addition to a £1.0 million revolving credit facility in the United Kingdom and a €1.5 million revolving credit facility in Germany.  The domestic and United Kingdom facilities mature on December 7, 2012.  The credit facility in Germany does not have an expiration date.

On March 7, 2011 we entered into an uncommitted credit facility in China in the amount of 20.0 million Chinese Yuan (approximately $3.0 million) and amended our domestic credit agreement to accommodate the new facility.  This facility expires on February 24, 2012.

All of our credit facilities are unsecured.

At July 31, 2011, we had $854,000 of borrowings outstanding under our credit facility in China, but had no other debt or borrowings under any of our other credit facilities.  At July 31, 2011, we were in compliance with all covenants contained in the related credit agreements and, as of that date, we had unutilized credit facilities of $24.5 million.

11.	INCOME TAXES

Our effective tax rate for the first nine months of fiscal 2011 was 30% in comparison to 42% for the same period in fiscal 2010. The decrease in the effective tax rate period-over-period was primarily due to changes in the geographic mix of income or loss between tax jurisdictions and reduction in statutory tax rates in certain foreign jurisdictions.  We recorded an income tax provision during the first nine months of fiscal 2011 of approximately $3.7 million compared to an income tax benefit of $3.3 million for the same period in fiscal 2010, as a result of the increase in pre-tax income period-over-period.

Our unrecognized tax benefits were $220,000 as of July 31, 2011 and $196,000 as of October 31, 2010, and in each case included accrued interest.

We recognize accrued interest and penalties related to unrecognized tax benefits as components of our income tax provision.  We believe our unrecognized tax positions meet the minimum statutory threshold to avoid payment of penalties and, therefore, no tax penalties have been estimated.  As of July 31, 2011, the gross amount of interest accrued, reported in Accrued expenses and other, was approximately $28,000, which did not include the federal tax benefit of interest deductions.

We file U.S. federal and state income tax returns, as well as tax returns in several foreign jurisdictions.  The statutes of limitations with respect to unrecognized tax benefits will expire between July 2012 and August 2014.

12.	FINANCIAL INSTRUMENTS

The carrying amounts for our trade receivables and payables approximate their fair values.  We also have financial instruments in the form of foreign currency forward exchange contracts as described in Note 2.  The U.S. Dollar equivalent notional amounts of these contracts were $127.4 million and $89.1 million at July 31, 2011 and October 31, 2010, respectively.  The fair value of Derivative assets recorded on our Condensed Consolidated Balance Sheets was $381,000 at July 31, 2011 and $905,000 at October 31, 2010.  The fair value of Derivative liabilities recorded on our Condensed Consolidated Balance Sheets was $2.0 million at July 31, 2011 and $2.1 million at October 31, 2010.

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

FASB fair value guidance established a three-tier fair value hierarchy, which categorizes the inputs used in measuring fair value.  These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exist, therefore requiring an entity to develop its own assumptions.

In accordance with this guidance, the following table represents the fair value hierarchy for our financial assets and liabilities measured at fair value as of July 31, 2011 and October 2010 (in thousands):

	Assets		Liabilities
	July 31, 2011	October 31, 2010	July 31, 2011	October 31, 2010

Level 1
Deferred Compensation	$755	$674	$-	$-

Level 2
Derivatives	$381	$905	$2,017	$2,123

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

13. EMPLOYEE BENEFITS

We have defined contribution plans that include a majority of our employees, under which our matching contributions are primarily discretionary.  The purpose of these plans is generally to provide additional financial security during retirement by providing employees with an incentive to save throughout their employment.  Our matching contributions to the plans are based on employee contributions or compensation.   From April 1, 2009 to December 31, 2010 we suspended our discretionary contributions to the U.S. plan as a cost reduction measure, however effective January 1, 2011 we reinstated our matching contributions to that plan in an amount equal to 25% of the first 6% of a participant’s annual earnings contributed, up to the maximum permitted by law.  Our total contributions to all plans were approximately $200,000 and $109,000, for the first nine months ended July 31, 2011 and 2010, respectively.

14. NEW ACCOUNTING PRONOUNCEMENTS

In June 2011, the Financial Accounting Standards Board amended Accounting Standards Update (ASU) 2011-05, Comprehensive Income, Presentation of Comprehensive Income, which will require companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements. It eliminates the option to present components of other comprehensive income as part of the statement of changes in shareholders’ equity. The guidance in ASU 2011-05 does not change the items which must be reported in other comprehensive income, how such items are measured, or when they must be reclassified to net income. The guidance in ASU 2011-05 is effective for interim and annual periods beginning after December 15, 2011, and should be applied retrospectively. Since the provisions of ASU 2011-05 are presentation related only, we do not expect the adoption of ASU 2011-05 to have a material effect on our consolidated financial statements.

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

The substantial decline in global demand for machine tools in fiscal 2009 and 2010 during the recent global recession had a significant adverse effect on our operational performance in those two years.  Since the beginning of fiscal 2011, we have experienced substantial improvements in sales and net income, reflecting a recovery in industrial manufacturing activity.  During the recession, we significantly reduced our production levels and took several cost containment measures.  Our financial resources allowed us to continue to expand our product offerings during the downturn, and we began increasing our production levels at the end of fiscal 2010.

The market for machine tools is international in scope.  We have significant foreign sales and significant foreign manufacturing operations.   During the past three years, sales to foreign customers as a percentage of total sales were between 72% and 78% of our revenues.  During the first nine months of fiscal 2011, more than 60% of our revenues were attributable to customers located in Europe, where we typically sell the majority of our higher performance VMX series machines.  We sell our products through more than 100 independent agents and distributors in countries throughout North America, Europe and Asia.  We also have our own direct sales and service organizations in Canada, China, France, Germany, India, Italy, Poland, Singapore, South Africa, South Korea, the United Kingdom and certain parts of the United States.  The vast majority of our machine tools are manufactured to our specifications primarily by our wholly owned subsidiary in Taiwan, Hurco Manufacturing Limited (HML).  Machine castings and components to support HML’s production are manufactured at our facility in Ningbo, China.  We also manufacture machine tools for the Chinese market at the Ningbo facility.

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

In the third quarter of fiscal 2011, our business continued to benefit from increased global demand for machine tools, as orders were 42% higher than in the corresponding quarter of fiscal 2010.  Sales for the third quarter of fiscal 2011 were 91% above those in the third quarter of fiscal 2010.   Our gross profit for the third quarter of fiscal 2011 was $15.9 million, or 31% of sales, compared to $4.7 million, or 18% of sales, for the third quarter of fiscal 2010.  The year-over-year improvement in gross profit was primarily related to increased sales in Europe, the primary market for our higher performance VMX series machines, and the increased efficiency realized from  higher production levels during fiscal 2011.  However, gross profit for the first nine months of fiscal 2011 was adversely impacted by cost increases for metals and an appreciated Taiwanese Dollar compared to the same fiscal period in 2010.  We expect the cost increases relative to the Taiwanese Dollar and metals to continue and we will adjust sales prices accordingly.

RESULTS OF OPERATIONS

Three Months Ended July 31, 2011 Compared to Three Months Ended July 31, 2010

Sales and Service Fees.  Sales and service fees for the third quarter of fiscal 2011 were $50.6 million, an increase of $24.1 million, or 91%, from the third quarter of fiscal 2010.  A weaker U.S. Dollar when translating foreign sales to U.S. Dollars had a favorable impact of approximately 12%, or $3.3 million, on the period-to-period comparison.

The following tables set forth net sales (in thousands) by geographic region and product category for the third quarter of fiscal 2011 and 2010, respectively:

Sales and Service Fees by Geographic Region
	Three months ended July 31,				Change
	2011		2010		Amount	%
North America	$13,119	26%	$7,208	27%	$5,911	82%
Europe	31,305	62%	15,896	60%	15,409	97%
Asia Pacific	6,149	12%	3,370	13%	2,779	82%
Total	$50,573	100%	$26,474	100%	$24,099	91%

The increase in sales for all regions was primarily driven by higher customer demand as a result of the rebound in industrial manufacturing activity and our ability to increase production to meet this demand.  During the third quarter of fiscal 2011, unit shipments as compared to the corresponding quarter in fiscal 2010 increased by 57% in North America, 69% in Europe, and 78% in the Asia Pacific sales region.  Our expanded presence in Asia contributed to the increased sales in that region.

Sales and Service Fees by Product Category
	Three months ended July 31,				Change
	2011		2010		Amount	%
Computerized Machine Tools	$44,421	88%	$22,020	83%	$22,401	102%
Service Fees, Parts and Other	6,152	12%	4,454	17%	1,698	38%
Total	$50,573	100%	$26,474	100%	$24,099	91%

Unit shipments of computerized machine tools during the third quarter of fiscal 2011 increased by 67% from the corresponding period in fiscal 2010.

Orders. Orders for the third quarter of fiscal 2011 totaled $39.8 million, an increase of $11.8 million, or 42%, from the corresponding period in fiscal 2010. Sales outpaced orders in the third quarter of fiscal 2011 by $10.8 million, largely due to the increased order level during the preceding quarter, as customers placed orders in advance of an announced price increase.  Orders increased in North America by $1.3 million, or 16%, in Europe by $6.9 million, or 44%, and in the Asia Pacific region by $3.6 million, or 79%.  The impact of currency translation on orders was consistent with the impact on sales.

Gross Profit.  Gross profit for the third quarter of fiscal 2011 was $15.9 million, or 31% of sales, compared to $4.7 million, or 18% of sales, for the same period in 2010.  The year-over-year improvement in gross profit was primarily related to increased sales in Europe, the primary market for our higher performance VMX series machines, and the increased efficiency realized from higher production levels during fiscal 2011.  However, gross profit for fiscal 2011 was adversely impacted by cost increases for metals and an appreciated Taiwanese Dollar compared to the same fiscal period in 2010.  A price increase was implemented at the end of the second quarter of fiscal 2011 in an effort to offset these higher costs.

Operating Expenses.  Selling, general and administrative expenses were $9.3 million for the third quarter of fiscal 2011, an increase of $2.3 million, or 33%, over the third quarter of fiscal 2010. The increase consisted primarily of higher sales commission due to increased sales volume, higher sales and marketing expense, increased incentive compensation expense and the unfavorable impact of a weaker U.S. Dollar on foreign currency translation.  Despite the dollar increase, the increase in sales reduced selling, general and administrative expenses as a percentage of sales and service fees during the third quarter of fiscal 2011 to 18% as compared to 26% for the third quarter of fiscal 2010.

Operating Income (Loss).  Operating income for the third quarter of fiscal 2011 was $6.5 million compared to an operating loss of $2.3 million for the prior year period.  The substantial improvement in operating income period-over-period was primarily due to the significant increase in sales.

Other (Income) Expense, Net.  The increase in other expense of $204,000 for the third quarter of fiscal 2011 compared to the same period in fiscal 2010 was primarily due to net realized and unrealized losses from foreign currency fluctuations on payables and receivables, net of foreign currency forward exchange contracts.

Income Taxes.  Our effective tax rate for the third quarter of fiscal 2011 was 27% in comparison to 51% for the same period in fiscal 2010. The decrease in the effective tax rate period-over-period is primarily due to changes in the geographic mix of income or loss between tax jurisdictions and reduction in statutory tax rates in certain foreign jurisdictions.  We recorded an income tax provision during the third quarter of fiscal 2011 of approximately $1.7 million compared to an income tax benefit of $1.2 million for the same period in fiscal 2010, reflecting the increase in pre-tax income during fiscal 2011.

Nine Months Ended July 31, 2011 Compared to Nine Months Ended July 31, 2010

Sales and Service Fees.  Sales and service fees for the first nine months of fiscal 2011 were $131.8 million, an increase of $60.7 million, or 85%, from the first nine months of fiscal 2010.    A weaker U.S. Dollar when translating foreign sales to U.S. Dollars had a favorable impact of approximately 5%, or $3.3 million, on the period-to-period comparison.

The following tables set forth net sales (in thousands) by geographic region and product category for the first nine months of fiscal 2011 and 2010, respectively:

Sales and Service Fees by Geographic Region
	Nine months ended July 31,				Change
	2011		2010		Amount	%
North America	$35,718	27%	$19,114	27%	$16,604	87%
Europe	79,881	61%	43,254	61%	36,627	85%
Asia Pacific	16,230	12%	8,810	12%	7,420	84%
Total	$131,829	100%	$71,178	100%	$60,651	85%

The increase in sales for all regions was primarily driven by higher customer demand as a result of the rebound in industrial manufacturing activity and our ability to increase production to meet this demand.    Unit shipments for the first nine months of fiscal 2011 increased in North America by 88%, in Europe by 67%, and in the Asia Pacific region by 67% compared to the same period in fiscal 2010.

Sales and Service Fees by Product Category
	Nine months ended July 31,				Change
	2011		2010		Amount	%
Computerized Machine Tools	$114,250	87%	$58,793	83%	$55,457	94%
Service Fees, Parts and Other	17,579	13%	12,385	17%	5,194	42%
Total	$131,829	100%	$71,178	100%	$60,651	85%

Unit shipments of computerized machine tools during the first nine months of fiscal 2011 increased by 72% from the corresponding period in fiscal 2010.

Orders. Orders for the first nine months of fiscal 2011 totaled $156.7 million, an increase of $77.5 million, or 98%, from the corresponding period in fiscal 2010.  Orders increased in North America by $14.8 million, or 67%, in Europe by $52.8 million, or 115%, and in the Asia Pacific region by $9.9 million, or 86%.  The impact of currency translation on orders was consistent with the impact on sales.  Orders, measured in units, increased in North America by 52%, in Europe by 89%, and in the Asia Pacific region by 80%.

Gross Profit.  Gross profit for the first nine months of fiscal 2011 was $40.2 million, or 30% of sales, compared to $13.3 million, or 19% of sales, for the same period in 2010.  The year-over-year improvement in gross profit was primarily related to increased sales in Europe, the primary market for our higher performance VMX series machines, and the increased efficiency realized from higher production levels during fiscal 2011.  However, gross profit for the first nine months of fiscal 2011 was adversely impacted by cost increases for metals and an appreciated Taiwanese Dollar compared to the same fiscal period in 2010.  A price increase was implemented at the end of the second quarter of fiscal 2011 in an effort to offset these higher costs.

Operating Expenses.  Selling, general and administrative expenses were $27.4 million for the first nine months of fiscal 2011, an increase of $6.6 million, or 32%, from the first nine months of fiscal 2010. The increase consisted primarily of higher sales commission due to increased sales volume, higher sales and marketing expense, increased incentive compensation expense and an increase in wages paid to employees who had experienced wage reductions as cost containment measures.  Despite the dollar increase, the increased sales in fiscal 2011 resulted in selling, general and administrative expenses being 21% of sales and service fees during the first nine months of fiscal 2011 compared to 29% for the first nine months of fiscal 2010.

Operating Income (Loss).  Operating income for the first nine months of fiscal 2011 was $12.8 million compared to an operating loss of $7.4 million for the prior year period.  The substantial improvement in operating income period-over-period was primarily due to the significant increase in sales.

Other (Income) Expense, Net.  Other expense for the first nine months of fiscal 2011 was $666,000 compared to $430,000 for the first nine months of fiscal 2010.  The increase in expense was primarily due to net realized and unrealized losses from foreign currency fluctuations on payables and receivables, net of foreign currency forward exchange contracts.

Income Taxes.  Our effective tax rate for the first nine months of fiscal 2011 was 30% in comparison to 42% for the same period in fiscal 2010. The decrease in the effective tax rate period-over-period was primarily due to changes in the geographic mix of income or loss between tax jurisdictions and reduction in statutory tax rates in certain foreign jurisdictions.  We recorded an income tax provision during the first nine months of fiscal 2011 of approximately $3.7 million compared to an income tax benefit of $3.3 million for the same period in fiscal 2010, reflecting the increase in pre-tax income during fiscal 2011.

LIQUIDITY AND CAPITAL RESOURCES

At July 31, 2011, we had cash of $49.1 million, compared to $48.3 million at October 31, 2010.  Approximately 56% of the $49.1 million of cash is denominated in U.S. Dollars.  The balance is held outside the U.S. in the local currencies of our various foreign entities and is subject to fluctuations in currency exchange rates.

Working capital, excluding cash, was $56.4 million at July 31, 2011, compared to $45.7 million at October 31, 2010.  The increase in working capital, excluding cash, was primarily due to an increase in accounts receivable and finished goods inventory as a result of increased customer demand in fiscal 2011.

Capital expenditures of $1.7 million during the first nine months of fiscal 2011 were primarily for implementation of operating systems, purchase of factory equipment for production facilities in Taiwan and software development costs.  We funded these expenditures with cash flow from operations.

At July 31, 2011, we had $854,000 of borrowings outstanding under our credit facility in China and had no other borrowings under any of our other credit facilities.  At July 31, 2011, we were in compliance with the covenants contained in all of our credit facilities and had $24.5 million available for borrowings under those facilities.

We believe our cash position and borrowing capacity under our credit facilities provide adequate liquidity to fund our operations and keep us committed to our strategic plan of product innovation and targeted penetration of developing markets.

Although we have not made any significant acquisitions in the recent past, we continue to receive and review information on businesses and assets, including intellectual property assets, which are available for purchase.

CRITICAL ACCOUNTING POLICIES

Our accounting policies, which are described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2010, require management to make significant estimates and assumptions using information available at the time the estimates are made. These estimates and assumptions significantly affect various reported amounts of assets, liabilities, revenues, and expenses.  If our future experience differs materially from these estimates and assumptions, our results of operations and financial condition would be affected. There were no material changes to our critical accounting policies during the first nine months of fiscal 2011.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

There have been no material changes related to contractual obligations and commitments from the information provided in our Annual Report on Form 10-K for the fiscal year ended October 31, 2010.

OFF BALANCE SHEET ARRANGEMENTS

From time to time, our subsidiaries guarantee third party payment obligations in connection with the sale of machines to customers that use financing.  We follow FASB guidance for accounting for contingencies with respect to these guarantees.   As of July 31, 2011, we had 26 outstanding third party payment guarantees totaling approximately $1.5 million. The terms of these guarantees are consistent with the underlying customer financing terms. Upon shipment of a machine, the customer has the risk of ownership. The customer does not obtain title, however, until it has paid for the machine.  A retention of title clause allows us to recover the machine if the customer defaults on the financing. We accrue for potential liabilities under these guarantees when we believe a loss is probable and can be estimated.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

Certain statements made in this report constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from those expressed or implied by the statements. These risks, uncertainties and other factors include:

•	A recurrent global recession which could reduce overall demand and our customers’ ability to purchase our products and services;
•	The cyclical nature of the machine tool industry;
•	The risks of our international operations;
•	The limited number of our manufacturing sources;
•	The effects of changes in currency exchange rates;
•	Our dependence on new product development;
•	Possible obsolescence of our technology and the need to make technological advances;
•	Competition with larger companies that have greater financial resources;
•	Increases in the prices of raw materials, especially steel and iron products;
•	Acquisitions that could disrupt our operations and affect operating results;
•	Impairment of our assets;
•	Negative or unforeseen tax consequences;
•	The need to protect our intellectual property assets; and
•	The effect of the loss of members of senior management and key personnel.

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Interest on borrowings on our bank credit agreements are tied to prevailing domestic and foreign interest rates.  At July 31, 2011, we had $854,000 of borrowings outstanding under our credit facility in China, but had no other debt or borrowings under any of our other bank credit facilities.

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

Our products are sourced from foreign suppliers or built to our specifications by either our wholly owned subsidiaries in Taiwan and China or an affiliated contract manufacturer in Taiwan. Our purchases are predominantly in foreign currencies and in some cases our arrangements with these suppliers include foreign currency risk sharing agreements, which reduce (but do not eliminate) the effects of currency fluctuations on product costs. The predominant portion of the exchange rate risk associated with our product purchases relates to the New Taiwan Dollar.

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

Forward contracts for the sale or purchase of foreign currencies as of July 31, 2011, which are designated as cash flow hedges under FASB guidance related to accounting for derivative instruments and hedging activities were as follows:

	Notional Amount	Weighted Avg.		Contract Amount at Forward Rates in U.S. Dollars
Forward Contracts	in Foreign Currency	Forward Rate		Contract Date	July 31, 2011	Maturity Dates
Sale Contracts:
Euro	33,660,000	1.3952		46,963,049	48,154,337	August 2011 – July 2012
Pound Sterling	6,445,000	1.6034		10,333,893	10,571,903	August 2011 – July 2012
Purchase Contracts:
New Taiwan Dollar	798,000,000	28.776	*	27,731,807	27,913,065	August 2011 – July 2012

*NT Dollars per U.S. Dollar

Forward contracts for the sale or purchase of foreign currencies as of July 31, 2011, which were entered into to protect against the effects of foreign currency fluctuations on receivables and payables and are not designated as hedges under this guidance denominated in foreign currencies, were as follows:

	Notional Amount in	Weighted Avg.		Contract Amount at Forward Rates in U.S. Dollars
Forward Contracts	Foreign Currency	Forward Rate		Contract Date	July 31, 2011	Maturity Dates
Sale Contracts:
Euro	12,643,718	1.4286		18,063,275	18,132,983	August 2011 – October 2011
Pound Sterling	1,187,037	1.6242		1,928,041	1,949,570	August 2011 – September 2011
Canadian Dollar	589,730	1.0541		621,645	616,113	September 2011 – October 2011
Singapore Dollar	543,263	.8283		449,982	451,723	December 2011
South African Rand	5,707,998	.1458		832,000	842,600	October 2011

Purchase Contracts:
New Taiwan Dollar	471,093,892	28.709	*	16,409,235	16,364,887	August 2011 – September 2011

* NT Dollars per U.S. Dollar

We are also exposed to foreign currency exchange risk related to our investment in net assets in foreign countries.   To manage this risk, we have maintained a forward contract with a notional amount of €3.0 million.  We designated this forward contract as a hedge of our net investment in Euro denominated assets.  We selected the forward method under FASB guidance related to the accounting for derivatives instruments and hedging activities. The forward method requires all changes in the fair value of the contract to be reported as a cumulative translation adjustment in Accumulated other comprehensive loss, net of tax, in the same manner as the underlying hedged net assets.  This forward contract matures in November 2011.  At July 31, 2011, we had $216,000 of realized gains and $146,000 of unrealized losses, net of tax, recorded as cumulative translation adjustments in Accumulated other comprehensive loss related to this hedging activity.  Forward contracts for the sale or purchase of foreign currencies as of July 31, 2011, which are designated as net investment hedges under this guidance were as follows:

	Notional Amount	Weighted Avg.	Contract Amount at Forward Rates in U.S. Dollars
Forward Contracts	in Foreign Currency	Forward Rate	Contract Date	July 31, 2011	Maturity Date
Sale Contracts:
Euro	3,000,000	1.3549	4,064,700	4,296,720	November 2011

Item 4.  CONTROLS AND PROCEDURES

We carried out an evaluation under the supervision and with participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2011, pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended.  Based upon that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of the evaluation date.

There were no changes in our internal controls over financial reporting during the quarter ended July 31, 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6.	EXHIBITS

31.1	Certification by the Chief Executive Officer, pursuant to Rule 13a-15(b) under the Securities and Exchange Act of 1934, as amended.

31.2	Certification by the Chief Financial Officer, pursuant to Rule 13a-15(b) under the Securities and Exchange Act of 1934, as amended.

32.1	Certification by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

*  Pursuant to Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

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

September 9, 2011