Form 10-K
period 2011-10-31
HURCO COMPANIES INC
filed 2012-01-13
CIK 315374

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K
(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended October 31, 2011 or
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to _________.

Commission File No. 0-9143
HURCO COMPANIES, INC.
(Exact name of registrant as specified in its charter)
Indiana	35-1150732
(State or other jurisdiction of	(I.R.S. Employer Identification Number)
incorporation or organization)
One Technology Way
Indianapolis, Indiana	46268
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code	(317) 293-5309

Securities registered pursuant to Section 12(b) of the Act:	None
Securities registered pursuant to Section 12(g) of the Act:	Common Stock, No Par Value
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
Yes ☒  No ☐
The aggregate market value of the registrant’s voting stock held by non-affiliates as of April 30, 2011 (the last day of our most recently completed second quarter) was $209,328,000.

The number of shares of the registrant’s common stock outstanding as of January 3, 2012 was 6,441,351.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the registrant’s Proxy Statement for its 2012 Annual Meeting of Shareholders (Part III).

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

Our executive offices and principal design and engineering operations are headquartered in Indianapolis, Indiana, USA.  Sales, application engineering and service subsidiaries are located in Canada, China, France, Germany, India, Italy, Poland, Singapore, South Africa, and the United Kingdom. We have manufacturing operations in Taiwan and China, and distribution facilities in the USA, the Netherlands, and Taiwan.

Our strategy is to design, manufacture and sell a comprehensive line of computerized machine tools that incorporate our proprietary, interactive, computer control technology for the global metalworking market.  Our technology is designed to enhance the machine tool user's productivity through ease of operation and higher levels of machine performance (speed, accuracy and surface finish quality).  We use an open system software architecture that permits our computer control systems and software to be produced and employed using standard PC hardware. We have emphasized a “user-friendly” design that employs both interactive conversational and graphical programming software. We routinely expand our product offering to meet customer needs, which has led us to design and manufacture more complex machining centers with advanced capabilities.  We bring a disciplined approach to strategically enter new geographic markets, as appropriate.  Combined with a strong worldwide demand for machine tools, our introduction of new, technologically advanced products and expansion into new markets resulted in significant growth prior to the recent recession and in fiscal 2011.

Industry

Machine tool products are considered capital goods, which makes them part of an industry that has historically been highly cyclical.

Although, industry association data for the U.S. machine tool market is available, that market only accounts for approximately 5% of worldwide consumption.  Reports available for the U.S. machine tool market include:

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

Demand for capital equipment can fluctuate significantly during periods of changing economic conditions as we experienced during the recent global recession that began in early fiscal 2009.  We experienced a return to higher levels of demand in fiscal 2011.  Manufacturers and suppliers of capital goods, such as our company, are often the first to experience these changes in demand. Additionally, since our typical order backlog is approximately 30 to 45 days, it is difficult to estimate demand with any reasonable certainty. Therefore, we do not have the benefit of relying on the common leading indicators that are available to many other industries for market analysis and forecasting purposes.

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

The following table sets forth the contribution of each of our product groups and services to our total revenues during each of the past three fiscal years:

Net Sales and Service Fees by Product Category
(Dollars in thousands)	Year ended October 31,
	2011		2010		2009

Computerized Machine Tools	$156,736	86.9%	$88,184	83.3%	$75,213	82.7%
Computer Control Systems and Software *	3,322	1.8%	2,347	2.2%	2,546	2.8%
Service Parts	14,836	8.2%	10,798	10.2%	8,851	9.7%
Service Fees	5,506	3.1%	4,564	4.3%	4,406	4.8%
Total	$180,400	100%	$105,893	100%	$91,016	100%

*	Amounts shown do not include computer control systems sold as integrated components of computerized machine tools.

Computerized Machine Tools – Machining and Turning Centers

We design, manufacture and sell computerized machine tools equipped with a fully integrated interactive computer control system that features our proprietary WinMax® software. Our computer control system enables a machine tool operator to create complex two-dimensional or three-dimensional machining programs directly from an engineering drawing or computer aided design geometry file. An operator with little or no machine tool programming experience can successfully create a program with minimal training and begin machining the part in a short period of time.  The control features an operator console with a liquid crystal display (LCD), and incorporates an upgradeable personal computer (PC) platform using a high speed processor with solid rendering graphical programming.  In addition, WinMax® has a Windows®* based operating system to enable users to improve shop floor flexibility and software productivity.

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

Our offering of machining centers, currently equipped with either a twin touch-screen console or a single touch-screen console, consists of the following six product lines:

*Windows® is a registered trademark of Microsoft Corporation.

VM Product Line

The VM product line consists of moderately priced vertical machining centers for the entry-level market. Their design premise of a machining center with a large work cube and a small footprint optimizes the use of available floor space. The VM line consists of five models in three sizes with X-axis (horizontal) travels of 26, 40, and 50 inches. The base list prices of the VM machines range from $55,000 to $170,000.

VMX Product Line

The VMX product line consists of higher performing vertical machining centers aimed at manufacturers that require greater part accuracy. It is our flagship series of machining centers. The VMX line consists of fourteen models in seven sizes with X-axis travels of 24, 30, 42, 50, 60, 64, and 84 inches. The base list prices of VMX machines range from $70,000 to $300,000.

Five-Axis Product Line

The five-axis product line is targeted at manufacturers seeking to produce complex multi-sided parts in a single setup. Machines in this product line can yield significant productivity gains for manufacturers that previously had to process each side of a part separately.  Due to growing market demand for increased processing efficiency, we continued to focus on five-axis technology in fiscal 2011. In total, we have nine five-axis machining centers to offer customers. The base list prices of the five-axis machines range from $120,000 to $350,000.

TM/TMM Product Line

Since its introduction in fiscal 2005, we have continued to expand the TM turning center (horizontal slant-bed lathe) product line. The TM series is designed for entry-level job shops and contract manufacturers seeking efficient processing of small to medium lot sizes. There are six TM models: the TM6, TM8, TM10, TM18L, and two new models, the TM12 and TM18. We added motorized tooling on the lathe turret to further enhance the capability of the TM turning centers and designated it as the TMM product line.  These turning centers with live tooling allow our customers to complete a number of secondary milling, drilling and tapping operations while the part is still held in the chuck after the turning operations are complete, which provides significant productivity gains. We offer two TMM models.  The base list prices of the TM/TMM machines range from $50,000 to $350,000.

TMX Product Line

The TMX product line consists of six high performance turning centers.   Two of the models are equipped with an additional axis and motorized live tooling, and two models have an additional spindle. The base list prices of TMX turning centers range from $100,000 to $250,000.

Specialty Product Lines

This category includes three product series: the dual column DCX Series, the zone VTXZ Series, and the horizontal HTX Series. The zone VTXZ machining center is designed for production flexibility. The VTXZ can work as a dual work zone machine to support continuous production or a single zone to produce long, structural parts. Both the DCX Series and VTXZ Series are designed to facilitate production of large parts and molds often required by the aerospace and energy industries. The horizontal machining center (HTX) is also included in this category as it facilitates efficient and accurate machining of complex production parts. The base list prices of these machines range from $300,000 to $450,000.

Computer Control Systems and Software

The following machine tool computer control systems and software products are sold directly to end-users and/or to original equipment manufacturers.

Autobend®

Autobend® computer control systems are applied to metal bending press brake machines that form parts from sheet metal and steel plate. They consist of a microprocessor-based computer control and back gauge (an automated gauging system that determines where the bend will be made).  We have manufactured and sold the Autobend® product line since 1968.  We currently market two models of our Autobend® computer control systems for press brake machines, in combination with six different back gauges as retrofit units for installation on existing or new press brake machines.

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

Marketing and Distribution

We sell our products through more than 100 independent agents and distributors throughout North America, Europe and Asia.  Although some distributors carry competitive products, we are the primary line for the majority of our distributors globally.  We also have direct sales personnel in Canada, China, France, Germany, India, Italy, Poland, Singapore, South Africa, the United Kingdom and certain parts of the United States, which are among the world's principal machine tool consuming markets.

Approximately 95% of the worldwide demand for computerized machine tools and computer control systems is outside the United States.  In fiscal 2011, more than 70% of our revenues were from overseas customers.  No single end-user or distributor of our products accounted for more than 5% of our total sales and service fees.

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

Demand

We believe demand for our products is driven by advances in industrial technology and the related demand for automated process improvements.

Other factors affecting demand include:

•	the need to continuously improve productivity and shorten cycle time
•	an aging machine tool installed base that will require replacement with more advanced technology

•	the industrial development of emerging markets in Asia and Eastern Europe
•	the declining supply of skilled machinists

Demand for our products is also highly dependent upon economic conditions and the general level of business confidence, as well as such factors as production capacity utilization and changes in governmental policies regarding tariffs, corporate taxation, fluctuations in foreign currencies, and other investment incentives.

Competition

We compete with many other machine tool producers in the United States and foreign countries.  Most of our competitors are larger and have greater financial resources than our company.  Major worldwide competitors include Deckel Maho Gildemeister Group (DMG), Mori Seiki Co., Ltd., Mazak, Haas Automation, Inc., Hardinge Inc., Doosan, Okuma Machinery Works Ltd., Milltronics, and MAG Industrial Automation Systems.

We strive to compete effectively by developing patentable software and other proprietary features that offer enhanced productivity, technological capabilities and ease of use.  We offer our products in a range of prices and capabilities to target a broad potential market.  We also believe that our competitiveness is aided by our reputation for reliability and quality, our strong international sales and distribution organization, and our extensive customer service organization.

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

Research and Development

In the fiscal years set forth below, non-capitalized research and development expenditures for new products and significant product improvements and expenditures related to software development projects that were capitalized were as follows (in thousands):

Fiscal Year	Non-capitalized research and development	Capitalized software development
2011	$2,500	$1,100
2010	2,200	1,200
2009	2,500	2,000
Employees

We had approximately 520 full-time employees at the end of fiscal 2011, none of whom were covered by a collective-bargaining agreement or represented by a union.  We have experienced no employee-generated work stoppages or disruptions and we consider our employee relations to be satisfactory.

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

The machine tool industry is highly cyclical and changes in demand can occur abruptly in the geographic markets we serve.  As a result of this cyclicality, we have experienced significant fluctuations in our sales, which, in periods of reduced demand, such as we experienced in fiscal 2009 and fiscal 2010, have adversely affected our results of operations and financial condition.

Uncertain economic conditions, particularly in Europe, may adversely affect overall demand.

Although we experienced substantial growth in sales and profitability in fiscal 2011, there can be no assurance that there will be a sustained recovery or that our performance will return to pre-recession levels in Europe where we sell most of our higher-performance VMX series machines.  Currently, Europe is facing a debt crisis that could lead the entire region into an economic slowdown that would adversely affect our results of operations and financial condition.

Our international operations pose additional risks that may adversely impact sales and earnings.

During fiscal 2011, more than 70% of our revenues were derived from sales to customers located outside the United States.  In addition, our manufacturing facilities are located outside of the United States.  Our international operations are subject to a number of risks, including:

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

Quotas, tariffs, taxes or other trade barriers could require us to change manufacturing sources, reduce prices, increase spending on marketing or product development, withdraw from or not enter certain markets or otherwise take actions that could be adverse to us.  Also, in some foreign jurisdictions, we may be subject to laws limiting the right and ability of entities organized or operating therein to pay dividends or remit earnings to affiliated companies unless specified conditions are met.  These factors may adversely affect our future operating results.  The vast majority of our products are shipped from our manufacturing facility in Taiwan from the Port of Taichung to two ports of destination: Los Angeles, California, and Venlo, the Netherlands.  Changes in customs requirements, as a result of national security or other constraints put upon these ports, may also have an adverse impact on our results of operations.

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

Our foreign sales generate more than 70% of our revenues, which are invoiced and received in several foreign currencies, primarily the Euro and Pound Sterling. Therefore, our results of operations and financial condition are affected by fluctuations in exchange rates between these currencies and the U.S. Dollar, both for purposes of actual conversion and for financial reporting purposes. In addition, we are exposed to exchange risk associated with our purchases of materials and components for our Taiwan manufacturing operations, which are primarily made in the New Taiwan Dollar.  We hedge our foreign currency exposure with the purchase of forward exchange contracts. These hedge contracts only mitigate the impact of changes in foreign currency rates that occur during the term of the related contract period and carry risks of counter-party failure.  There can be no assurance that our hedges will have their intended effects.

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

We may experience negative or unforeseen tax consequences.

We may experience negative or unforeseen tax consequences.  We review the probability of the realization of our net deferred tax assets each period based on forecasts of taxable income in both the U.S. and foreign jurisdictions.  This review uses historical results, projected future operating results based upon approved business plans, eligible carryforward periods, tax-planning opportunities and other relevant considerations.  Adverse changes in the profitability and financial outlook in the U.S. or foreign jurisdictions may require the creation of a valuation allowance to reduce our net deferred tax assets.  Such changes could result in material non-cash expenses in the period in which the changes are made and could have a material adverse impact on our results of operations and financial condition.

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

The unanticipated loss of current members of our senior management team and other key personnel may adversely affect our operating results.

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

Item 1B.      UNRESOLVED STAFF COMMENTS

None.

Item 2.         PROPERTIES

The following table sets forth the principal use, location, and size of each of our facilities:

Principal Uses	Locations	Square Footage

Corporate headquarters, design and engineering, product testing, sales and marketing, application engineering and customer service.	Indianapolis, Indiana, USA (1)	165,000

Manufacturing	Taichung, Taiwan	323,400
	Ningbo, China	61,200

Sales, design engineering, product testing and customer service.	Dexter, Michigan, USA	3,000

Sales, application engineering and customer service.	Mississauga, Canada High Wycombe, England	3,600 12,000
	Benoni, South Africa	2,500
	Paris and Toulouse, France	11,100
	Munich, Hagen and Roedermark, Germany	24,200
	Milan, Italy	10,800
	Tegelen, the Netherlands	800
	South Korea	700
	Singapore	6,300
	Shanghai, Guangzhou, Xi’an
	Ningbo, Chongqing, Shengyang and Beijing, China	19,800

	Chennai, India	8,100
	Liegnitz, Poland	2,900
	Grand Rapids, Michigan, USA	5,000
	Ball Ground, Georgia, USA	2,300

Warehouse, distribution, sales, application engineering and customer service.	Los Angeles, California, USA	13,100

(1)	Approximately 50,000 square feet is leased to a third-party under a lease that expires October 31, 2012.

We own the Indianapolis facility and lease all other facilities.  The leases have terms expiring at various dates ranging from February 2012 to May 2017.  We believe that all of our facilities are well maintained and are adequate for our needs now and in the foreseeable future.  We do not believe that we would experience any difficulty in replacing any of the present facilities if any of our leases were not renewed at expiration.

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

The following information sets forth as of October 31, 2011, the name of each executive officer and his or her age, tenure as an officer, principal occupation and business experience for the last five years:

Name	Age	Position(s) with the Company

Michael Doar	56	Chairman of the Board, Chief Executive Officer and President

John G. Oblazney	43	Vice President, Secretary, Treasurer and Chief Financial Officer

John P. Donlon	54	Executive Vice President, Worldwide Sales and Service

Sonja K. McClelland	40	Corporate Controller, Assistant Secretary

Gregory S. Volovic	47	Executive Vice President of Technology and Operations

Michael Doar was elected Chairman of the Board and Chief Executive Officer on November 14, 2001, and President effective October 31, 2009.  Mr. Doar had held various management positions with Ingersoll Milling Machine Company from 1989 until 2001.  Mr. Doar has been a director of Hurco since 2000.

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

Sonja K. McClelland has been employed by us since September 1996 and was elected as our Corporate Controller and Assistant Secretary in November 2004.  Ms. McClelland served as Corporate Accounting Manager from September 1996 to 1999, then as Division Controller for Hurco USA from September 1999 to November 2004.  Prior to joining us, Ms. McClelland was employed for three years by an international public accounting firm.

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

	2011		2010
Fiscal Quarter Ended:	High	Low	High	Low
January 31	$26.84	$18.01	$18.59	$13.83
April 30	32.82	23.25	20.18	16.11
July 31	35.07	27.69	19.50	14.29
October 31	30.47	17.45	19.15	15.53

On January 3, 2012, the closing price of our common stock on the Nasdaq Global Select Market was $21.97.

We do not currently pay dividends on our common stock and intend to continue to retain earnings for working capital and capital expenditures.

There were 170 holders of record of our common stock as of January 3, 2012.

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

	Year Ended October 31,
	2011	2010	2009	2008	2007
	(Dollars in thousands, except per share amounts)
Statement of Operations Data:
Sales and service fees	$180,400	$105,893	$91,016	$223,994	$188,047
Gross profit	55,874	21,796	25,828	82,617	71,082
Selling, general and administrative expenses	38,493	29,837	30,874	46,811	40,124
Operating income (loss)	17,381	(8,041)	(5,046)	35,806	30,958
Other income (expense)	(1,762)	(818)	1,234	(1,640)	1,742
Net income (loss)	11,124	(5,744)	(2,321)	22,520	20,889
Earnings (loss) per common share- diluted	1.71	(0.89)	(0.36)	3.49	3.24
Weighted average common shares outstanding-diluted	6,472	6,441	6,429	6,444	6,440

	As of October 31,
	2011	2010	2009	2008	2007
	(Dollars in thousands)
Balance Sheet Data:
Current assets	$164,074	$136,208	$118,264	$151,312	$139,265
Current liabilities	57,228	42,240	20,807	51,129	63,215
Working capital	106,846	93,968	97,457	100,183	76,050
Current ratio	2.9	3.2	5.7	3.0	2.2
Total assets	186,545	160,346	144,743	177,444	163,781
Non-current liabilities	3,105	3,366	3,560	2,838	2,963
Total debt	865	—	—	—	—
Shareholders’ equity	126,212	114,740	120,376	123,477	97,603

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

From 2004 until the recent recession, that began towards the end of Fiscal 2008, we had experienced sustained growth due to the strong worldwide demand for machine tools, the expansion of our product line to include higher-performance machines, increased customer acceptance of our products, and the strength of our selling and manufacturing operations outside the United States.   In fiscal 2009 and 2010 we took steps to reduce production and operating costs.  In fiscal 2011, worldwide demand for machine tools increased as global manufacturing rebounded from the recession and we were able to ramp up production and return to profitability.

The market for machine tools is international in scope.  We have both significant foreign sales and foreign manufacturing operations.  During the past three fiscal years, approximately 69% of our revenues were attributable to customers located in Europe and 7% of our sales were attributable to customers located in Asia.  During fiscal 2011, 62% of our revenues were attributable to customers in Europe and 11% of our sales were attributable to customers in Asia, reflecting increased market demand in the Asia Pacific region where we sell more of our entry-level, lower-priced machines, but where we also encounter greater price pressures. In contrast, in Europe, we typically sell more of our higher-performance, higher-priced VMX series machines.  We sell our products through more than 100 independent agents and distributors in countries throughout North America, Europe and Asia.  We also have our own direct sales and service organizations in Canada, China, France, Germany, India, Italy, Poland, Singapore, South Africa, the United Kingdom and certain parts of the United States.  The vast majority of our machine tools are manufactured to our specifications primarily by our wholly owned subsidiary in Taiwan, Hurco Manufacturing Limited (HML).  Machine castings and components to support HML’s production are manufactured at our facility in Ningbo, China.  We also manufacture machine tools for the Chinese market at the Ningbo plant.

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

As the global manufacturing industry began to rebound from the recession, we increased production at our manufacturing facilities to meet growing demand. Due to the increase in sales and efficiency realized from higher production levels, our gross margin rate for fiscal 2011 was 31.0%, compared to 20.6% for fiscal 2010.

Uncertain economic conditions, particularly in Europe, may adversely affect overall demand.  Although we experienced substantial growth in sales and profitability in fiscal 2011, there can be no assurance that there will be a sustained recovery or that our performance will return to pre-recession levels in Europe where we sell more of our higher-performance VMX series machines.  Currently, Europe is facing a debt crisis that could lead the entire region into an economic slowdown that would adversely affect our results of operations and financial condition.

Results of Operations

The following table presents, for the fiscal years indicated, selected items from the Consolidated Statements of Operations expressed as a percentage of our worldwide sales and service fees and the year-to-year percentage changes in the dollar amounts of those items.

	Percentage of Revenues			Year-to-Year % Change
	2011	2010	2009	Increase (Decrease)
				’11 vs. ’10	’10 vs. ’09
Sales and service fees	100.0%	100.0%	100.0%	70.4%	16.3%
Gross profit	31.0%	20.6%	28.4%	156.3%	(15.6)%
Selling, general and administrative expenses	21.3%	28.2%	33.9%	29.0%	(3.4)%
Operating income (loss)	9.6%	(7.6)%	(5.5)%	316.2%	(59.4)%
Other income (expense)	(1.0)%	(0.8)%	1.4%	(115.4)%	(166.3)%
Net income (loss)	6.2%	(5.4)%	(2.6)%	293.7%	(147.5)%

Fiscal 2011 Compared to Fiscal 2010

Sales and Service Fees. Annual sales and service fees for fiscal 2011 were $180.4 million, an increase of $74.5 million, or 70.4%, from fiscal 2010.  A weaker U.S. Dollar when translating foreign sales to U.S. Dollars had a favorable impact of approximately 4%, or $4.3 million, on the year-to-year comparison.

Net Sales and Service Fees by Geographic Region

The following table sets forth net sales and service fees by geographic region for the fiscal years ended October 31, 2011 and 2010 (in thousands):
	October 31,				Increase (Decrease)
	2011		2010		Amount	%
North America	$49,637	27.5%	$27,818	26.3%	$21,819	78.4%
Europe	111,080	61.6%	65,678	62.0%	45,402	69.1%
Asia Pacific	19,683	10.9%	12,397	11.7%	7,286	58.8%
Total	$180,400	100.0%	$105,893	100.0%	$74,507	70.4%

The significant percentage increase in sales during fiscal 2011 was primarily the result of higher customer demand as a result of a rebound in industrial manufacturing activity and our ability to increase production to meet demand.  In fiscal 2011, unit shipments increased 72% in North America, 51% in Europe and 46% in Asia compared to fiscal 2010.

Net Sales and Service Fees by Product Category

The following table sets forth net sales and service fees by product category for the years ended October 31, 2011 and 2010 (in thousands):

	October 31,				Increase
	2011		2010		Amount	%

Computerized Machine Tools	$156,736	86.9%	$88,184	83.3%	$68,552	77.7%

Service Fees, Parts and Other	23,664	13.1%	17,709	16.7%	5,955	33.6%

Total	$180,400	100.0%	$105,893	100.0%	$74,507	70.4%

Orders and Backlog.  New order bookings in fiscal 2011 were $197.0 million, an increase of $81.7 million, or 70.8%, over the prior year.  Orders in fiscal 2011 increased over fiscal 2010 by $17.9 million (or 56%) in North America, by $53.0 million (or 77%) in Europe, and $10.8 million (or 73%) in the Asia Pacific region.  The effect of a weaker U.S. Dollar in 2011 when translating foreign orders to U.S. Dollars for financial reporting purposes had a favorable impact of $3.7 million, or 3.2%, on the year-to-year comparison.  Unit orders increased 41% in North America, 57% in Europe and 66% in the Asia Pacific region.   Backlog was $31.9 million at October 31, 2011, compared to $15.6 million at October 31, 2010.  We do not believe backlog is a useful measure of past performance or indicative of future performance.  Backlog orders as of October 31, 2011 are expected to be fulfilled in fiscal 2012.

Gross Profit.  Gross profit for fiscal 2011 was $55.9 million, or 31.0% of sales, compared to $21.8 million, or 20.6% of sales for fiscal 2010.  The year-over-year improvement in gross profit was primarily related a general increase in volume of sales year-over-year, particularly in Europe, the primary market for our higher-performance VMX series machines, and the increased cost efficiencies realized from higher production levels during fiscal 2011.  However, gross profit for fiscal 2011 was adversely impacted by higher raw material costs, primarily for metals, as well as the appreciation of the Taiwanese Dollar.  We increased selling prices across all product offerings at the end of the second quarter of fiscal 2011 to offset these higher costs.

Operating Expenses. Selling, general and administrative expenses were $38.5 million for fiscal 2011, an increase of $8.7 million, or 29.0%, from fiscal 2010.  The increase consisted primarily of higher sales commissions due to increased sales volume, higher global sales and marketing expense, and increased wages and compensation paid to employees who had experienced wage reductions when cost containment measures were implemented during fiscal 2009 and 2010.  Despite the dollar increase, the increased sales in fiscal 2011 resulted in selling, general and administrative expenses being 21.3% of sales and service fees compared to 28.2% for fiscal 2010.

Operating Income (Loss). Operating income for fiscal 2011 was $17.4 million, or 9.6% of sales, compared to an operating loss of $8.0 million, or 7.6% of sales, in fiscal 2010.   The substantial improvement in operating income year-over-year was primarily due to the significant increase in sales in fiscal 2011.

Other (Income) Expense.  The $1.1 million decrease in other income for fiscal 2011 in comparison to fiscal 2010 was primarily due to net realized and unrealized losses from foreign currency fluctuations on payables and receivables, net of foreign currency forward exchange contracts.

Provision (Benefit) for Income Taxes.  Our effective tax rate for fiscal 2011 was an expense of 28.8%, compared to a benefit of 35.2% for fiscal 2010.  The reduction in the effective tax rate for the year was primarily due to changes in the geographic mix of income or loss between tax jurisdictions with statutory tax rates ranging from 17% to 37%.

Net Income (Loss).  Net income for fiscal 2011 was $11.1 million, or $1.71 per diluted share, which is an increase of $16.8 million from fiscal 2010 net loss of $5.7 million, or $0.89 per diluted share.

Fiscal 2010 Compared to Fiscal 2009

Sales and Service Fees. Annual sales and service fees for fiscal 2010 were $105.9 million, an increase of $14.9 million, or 16.3%, from fiscal 2009.  There was no material impact on the year-over-year increase due to foreign currency translation.

In fiscal 2009 and the first three quarters of fiscal 2010, our net sales were materially adversely affected by the global recession as customers deferred or eliminated investments in capital equipment. Additionally, customers who might otherwise have been willing to purchase capital goods found it difficult to obtain financing due to the contraction of the credit markets.  During the fourth quarter of fiscal 2010 we began to experience an increase in sales as global manufacturing activity started to recover.

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

Net Sales and Service Fees by Product Category

The following table sets forth net sales and service fees by product category for the years ended October 31, 2010 and 2009 (in thousands):
	October 31,				Increase
	2010		2009		Amount	%

Computerized Machine Tools	$88,184	83.3%	$75,213	82.6%	$12,971	17.2%

Service Fees, Parts and Other	17,709	16.7%	15,803	17.4%	1,906	12.1%

Total	$105,893	100.0%	$91,016	100.0%	$14,877	16.3%

Orders and Backlog.  New order bookings in fiscal 2010, were $115.3 million, an increase of $34.7 million, or 43.1%, over the prior year.  Approximately half of the year-over-year increase in orders occurred in the fourth quarter of fiscal 2010, reflecting strong customer demand in all geographic sales regions.  Orders increased in North America by $8.9 million, or 38%, in Europe by $14.8 million, or 28%, and in the Asia Pacific region by $11.0 million, or by 288%, in each case as compared to fiscal 2009.  Orders for fiscal 2010 as a whole were unfavorably affected by approximately $281,000, or 0.8%, compared to fiscal 2009 due to changes in currency exchange rates.  Unit orders increased 25% in North America, 27% in Europe and 281% in the Asia Pacific region.   Backlog was $15.6 million at October 31, 2010, compared to $6.3 million at October 31, 2009.  We do not believe backlog is a useful measure of past performance or indicative of future performance.  Backlog orders as of October 31, 2010 were fulfilled in fiscal 2011.

Gross Profit.  Gross profit as a percentage of sales for fiscal 2010 was 20.6%, compared to 28.4% for fiscal 2009.  The decrease in profit as a percentage of sales was the result of higher allocated fixed costs per machine as machines we sold during the period were produced at a time of reduced production levels.  Also contributing to the decrease in gross profit was a product mix that included a greater amount of our entry-level machines that were in high demand in the Asia Pacific region where competitive price pressure is a strong factor.

Operating Expenses.  Selling, general and administrative expenses were $29.8 million for fiscal 2010, a decrease of $1.0 million, or 3.4%, from fiscal 2009.  These reductions reflect the benefits of cost reduction initiatives implemented during the recession.

Operating Income (Loss). We incurred an operating loss for fiscal 2010 of $8.0 million, or 7.6% of sales, compared to an operating loss of $5.0 million, or 5.5% of sales, in fiscal 2009.   The increase in the operating loss year-over-year was primarily the result of higher allocated fixed costs per machine due to reduced production levels.  Also contributing to the increase in operating loss was a product mix that included a greater amount of our entry-level machines that were in high demand in the Asia Pacific region.

Other (Income) Expense.  The $2.1 million decrease in other income for fiscal 2010 in comparison to fiscal 2009 was primarily due to net realized gains of $2.0 million in fiscal 2009 from cash flow hedges of forecasted inter-company sales and purchases that became ineffective as we reduced production levels during that year.

Provision (Benefit) for Income Taxes.  Our effective tax rate for fiscal 2010 was a benefit of 35.2%, compared to a benefit of 39.1% for fiscal 2009.  The change in the effective tax rate was primarily due to the net impact of recording a valuation allowance on our state net operating loss carry-forwards and the reversal of tax reserves for uncertain tax positions taken in previous years now expiring due to statutes of limitations.  We regularly review our recent results and projected future results of operations, as well as other relevant factors, to reconfirm the likelihood that our state net operating loss carry-forwards in each tax jurisdiction would be fully recoverable.

Net Income (Loss).  Net loss for fiscal 2010 was $5.7 million, or $0.89 per diluted share, which is a decrease of $3.4 million from fiscal 2009 net loss of $2.3 million, or $0.36 per diluted share.

Liquidity and Capital Resources

At October 31, 2011, we had cash and cash equivalents of $45.0 million compared to $48.3 million at October 31, 2010.  This decrease in cash was primarily the result of increased finished goods inventory and higher production levels.

Approximately 59.1% of the $45.0 million of cash and cash equivalents is held in the U.S.  The remaining balances which are denominated in various foreign currencies are held by our foreign subsidiaries.  These balances are associated with our permanent reinvestment strategy and are subject to fluctuations in currency exchange rates.  We do not believe that the indefinite reinvestment of these funds offshore impairs our ability to meet our domestic working capital needs.

Working capital, excluding cash, was $61.9 million at October 31, 2011, compared to $45.7 million at October 31, 2010.  The increase in working capital, excluding cash, was primarily due to an increase in finished goods inventory as we increased production during the year to meet the improving market demand.

Inventories were $81.1 million at October 31, 2011, compared to $55.9 million at October 31, 2010. The $25.2 million increase was due to increased finished goods inventory to support the 70% increase in sales. Inventory turns remained relatively stable from 1.5 turns as of October 31, 2010 to 1.6 turns as of October 31, 2011.

Capital expenditures were $2.8 million in fiscal 2011, $1.8 million in fiscal 2010, and $3.7 million in fiscal 2009. Capital expenditures for 2011 were primarily for implementation of operating systems, purchase of factory equipment for production facilities in Taiwan and software development costs.  We funded these expenditures with cash flow from operations.

At October 31, 2011, we had $865,000 of borrowings outstanding under our credit facility in China and had no other borrowings under any other credit facilities.  At October 31, 2011, we were in compliance with those covenants contained in all of our credit facilities and had $24.3 million available for borrowings under those facilities.

We believe our cash position and borrowing capacity under our credit facilities provide for adequate liquidity to fund our operations and keep us committed to our strategic plan for product innovation and targeted penetration of developing markets.

Although we have not made any significant acquisitions in the recent past, we continue to receive and review information on businesses and assets, including intellectual property assets, which are available for purchase.

Contractual Obligations and Commitments

The following is a table of contractual obligations and commitments as of October 31, 2011 (all amounts in thousands):

Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Short-term debt	$865	$865	$—	$—	$—
Operating Leases	6,374	2,769	3,161	391	53
Other	1,123	—	—	—	1,123
Total	$8,362	$3,634	$3,161	$391	$1,176

In addition to the contractual obligations and commitments disclosed above, we also have a variety of other obligations for the procurement of materials and services, none of which subject us to any material non-cancelable commitments.  While some of these obligations arise under long-term supply agreements, we are not committed under these agreements to accept or pay for requirements that are not needed to meet our production needs.  We have no material minimum purchase commitments or “take-or-pay” type agreements or arrangements.  Unrecognized tax benefits in the amount of approximately $275,000 have been excluded from the table above because we are unable to determine a reasonably reliable estimate of the timing of future payment.

We expect capital spending in fiscal 2012 to be approximately $2.5 million, which includes investments for capitalized software, capital equipment and costs to continue implementation of our integrated computer system.  We expect to fund these commitments with cash on hand and cash generated from operations.

Off Balance Sheet Arrangements

From time to time, our subsidiaries guarantee third party payment obligations in connection with the sale of machines to customers that use financing.  As of October 31, 2011, we had 23 outstanding third party payment guarantees totaling approximately $1.2 million. The terms of these guarantees are consistent with the underlying customer financing terms.  Upon shipment of a machine, the customer has the risk of ownership. The customer does not obtain title, however, until it has paid for the machine.  A retention of title clause allows us to recover the machine if the customer defaults on the financing. We accrue for potential liabilities under these guarantees when we believe a loss is probable and can be estimated.

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

Income Taxes – Deferred tax assets and liabilities are measured using enacted income tax rates in each jurisdiction in effect for the year in which the temporary differences are expected to be recovered or settled.  These deferred tax assets are reduced by a valuation allowance, which is established when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Our judgment regarding the realization of deferred tax assets may change due to future profitability and market conditions, changes in U.S. or foreign tax laws and other factors.  These changes, if any, may require material adjustments to these deferred tax assets and an accompanying reduction or increase in net income in the period when such determinations are made.

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

We recognize uncertain tax positions when it is more likely than not that the tax position will be sustained upon examination by relevant taxing authorities, based on the technical merits of the position. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement.

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

Item 7a.                   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Interest Rate Risk

Interest on borrowings on our bank credit agreements are tied to prevailing domestic and foreign interest rates.  At October 31, 2011, we had $865,000 of borrowings outstanding under our credit facility in China, but had no other debt or borrowings under any of our other bank credit facilities.

Foreign Currency Exchange Risk

In fiscal 2011, we derived more than 70% of our revenues from foreign markets.  All of our computerized machine tools and computer control systems assembled in Taiwan, as well as certain proprietary service parts, are sourced by our U.S.-based engineering and manufacturing division and re-invoiced to our foreign sales and service subsidiaries, primarily in their functional currencies.

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

Forward contracts for the sale or purchase of foreign currencies as of October 31, 2011, which are designated as cash flow hedges under FASB guidance related to accounting for derivative instruments and hedging activities were as follows:

	Notional Amount	Weighted Avg.		Contract Amount at Forward Rates in U.S. Dollars
Forward Contracts	in Foreign Currency	Forward Rate		Contract Date	October 31, 2011	Maturity Dates
Sale Contracts:
Euro	31,420,000	1.3994		$43,967,797	$43,717,542	Nov 2011-Oct 2012
Sterling	6,510,000	1.5995		$10,412,881	$10,482,926	Nov 2011-Oct 2012
Purchase Contracts:
New Taiwan Dollar	775,000,000	28.72	*	$26,985,912	$26,058,597	Nov 2011-Oct 2012
*NT Dollars per U.S. Dollar

Forward contracts for the sale or purchase of foreign currencies as of October 31, 2011, which were entered into to protect against the effects of foreign currency fluctuations on receivables and payables and are not designated as hedges under this guidance denominated in foreign currencies, were as follows:

				Contract Amount at Forward Rates in U.S. Dollars
Forward Contracts	Notional Amount in Foreign Currency	Weighted Avg. Forward Rate		Contract Date	October 31, 2011	Maturity Dates
Sale Contracts:
Euro	15,942,315	1.4190		$22,622,748	$22,183,383	Nov 2011 – Apr 2012
Pound Sterling	1,158,950	1.6033		$1,858,167	$1,868,976	Nov 2011
Canadian Dollar	527,465	1.0067		$531,023	$529,462	Jan 2012
South African Rand	4,662,812	0.1282		$597,662	$583,471	Jan 2012
Singapore Dollar	188,289	0.8283		$155,959	$150,341	Dec 2011
Purchase Contracts:
New Taiwan Dollar	453,724,699	29.91	*	$15,168,249	$15,166,872	Nov 2011 – Dec 2011
*  NT Dollars per U.S. Dollar

We are exposed to foreign currency exchange risk related to our investment in net assets in foreign countries.   To manage this risk, we entered into a forward contract with a notional amount of €3.0 million.  We designated this forward contract as a hedge of our net investment in Euro denominated assets.  We selected the forward method under the FASB guidance related to the accounting for derivatives instruments and hedging activities.  The forward method requires all changes in the fair value of the forward to be reported as a cumulative translation adjustment in Accumulated Other Comprehensive Loss, net of tax, in the same manner as the underlying hedged net assets. This forward contract matured on November 23, 2010 and we entered into a new forward contract for the same notional amount that is set to mature in November 2011.  As of October 31, 2011, we had a realized gain of $216,000 and an unrealized loss of $70,000, net of tax, recorded as cumulative translation adjustments in Accumulated Other Comprehensive Loss, related to these forward contracts.

Forward contracts for the sale or purchase of foreign currencies as of October 31, 2011, which are designated as net investment hedges under this guidance were as follows:

	Notional Amount	Weighted Avg.	Contract Amount at Forward Rates in U.S. Dollars
Forward Contracts	in Foreign Currency	Forward Rate	Contract Date	October 31, 2011	Maturity Date
Sale Contracts:
Euro	3,000,000	1.3549	$4,064,700	$4,175,910	Nov 2011

Management’s Annual Report on Internal Control Over Financial Reporting

To the Shareholders and
Board of Directors
of Hurco Companies, Inc.:

Management of Hurco Companies, Inc. (the “Company”), has assessed the effectiveness of internal controls over financial reporting as of October 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting.

Because of its inherent limitations, the Company’s internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In management’s opinion, the Company’s internal controls over financial reporting as of October 31, 2011, are effective based on the criteria specified above.

Our independent registered accounting firm, Ernst & Young LLP, who also audited our consolidated financial statements, audited the effectiveness of our internal control over financial reporting as of October 31, 2011.  Ernst & Young has issued their attestation report, which is included in Part II, Item 8 of this Annual Report on Form 10-K.

/s/ Michael Doar
Michael Doar,
Chairman of the Board, Chief Executive Officer and President

/s/ John G. Oblazney
John G. Oblazney,
Vice President & Chief Financial Officer

/s/ Sonja K. McClelland
Sonja K. McClelland
Corporate Controller, Assistant Secretary
(Principal Accounting Officer)

Indianapolis, Indiana
January 13, 2012

Item 8.                          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and
Board of Directors
of Hurco Companies, Inc.

We have audited the accompanying consolidated balance sheets of Hurco Companies, Inc. as of October 31, 2011 and 2010 and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for each of the three years in the period ended October 31, 2011. Our audits also included the financial statement schedule listed at Item 15(a) for each of the three years in the period ended October 31, 2011.  These financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hurco Companies, Inc. at October 31, 2011 and 2010 and the consolidated  results of its operations and its cash flows for each of the years in the period ended October 31, 2011 in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule for each of the three years in the period ended October 31, 2011, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Hurco Companies, Inc.’s internal control over financial reporting as of October 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Commission of Sponsoring Organizations of the Treadway Commission and our report dated January 13, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Indianapolis, Indiana
January 13, 2012

Report of Independent Registered Public Accounting Firm

To the Shareholders and
Board of Directors
of Hurco Companies, Inc.

We have audited Hurco Companies, Inc.’s internal control over financial reporting as of October 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria).  Hurco Companies, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting.   Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or, disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Hurco Companies, Inc. maintained, in all material respects, effective internal control over financial reporting as of October 31, 2011, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Hurco Companies, Inc. as of October 31, 2011 and 2010 and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for each of the three years in the period ended October 31, 2011 of Hurco Companies, Inc. and our report dated January 13, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Indianapolis, Indiana
January 13, 2012

HURCO COMPANIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended October 31,
	2011	2010	2009
	(In thousands, except per share amounts)

Sales and service fees	$180,400	$105,893	$91,016

Cost of sales and service	124,526	84,097	65,188

Gross profit	55,874	21,796	25,828

Selling, general and administrative expenses	38,493	29,837	30,874

Operating income (loss)	17,381	(8,041)	(5,046)

Interest expense	143	49	35

Interest income	132	86	190

Investment income	13	14	16

Earnings (losses) from equity investments	53	(149)	(326)

Other (income) expense, net	1,817	720	(1,389)

Income (loss) before income taxes	15,619	(8,859)	(3,812)

Provision (benefit) for income taxes	4,495	(3,115)	(1,491)

Net income (loss)	$11,124	$(5,744)	$(2,321)

Earnings (loss) per common share – basic	$1.72	$(0.89)	$(0.36)

Weighted average common shares outstanding – basic	6,441	6,441	6,429

Earnings (loss) per common share – diluted	$1.71	$(0.89)	$(0.36)

Weighted average common shares outstanding – diluted	6,472	6,441	6,429

The accompanying notes are an integral part of the consolidated financial statements.

HURCO COMPANIES, INC.
CONSOLIDATED BALANCE SHEETS

	As of October 31,
	2011	2010
	( In thousands, except share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$44,961	$48,255
Accounts receivable, less allowance for doubtful accounts of $608 in 2011 and $497 in 2010	27,057	20,114
Refundable taxes	1,442	5,093
Inventories, net	81,127	55,866
Deferred income taxes, net	2,692	2,467
Derivative assets	1,197	905
Other	5,598	3,508
Total current assets	164,074	136,208

Property and equipment:
Land	782	782
Building	7,116	7,116
Machinery and equipment	16,336	15,095
Leasehold improvements	2,508	2,183
	26,742	25,176
Less accumulated depreciation and amortization	(15,198)	(13,424)
	11,544	11,752
Software development costs, less accumulated amortization	4,928	6,042
Investments and other assets, net	5,999	6,344
	$186,545	$160,346

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$36,335	$28,715
Accounts payable-related parties	2,711	1,679
Accrued expenses and other	13,983	8,132
Accrued warranty expenses	1,725	1,591
Derivative liabilities	1,609	2,123
Short-term debt	865	—
Total current liabilities	57,228	42,240

Non-current liabilities:
Deferred income taxes, net	1,982	2,335
Deferred credits and other	1,123	1,031
	3,105	3,366
Commitments and contingencies
Shareholders’ equity:
Preferred stock: no par value per share, 1,000,000 shares authorized, no shares issued	—	—
Common stock: no par value, $.10 stated value per share, 12,500,000 shares authorized, 6,471,710 and 6,440,851 shares issued; and 6,440,851 and 6,440,851 shares outstanding, as of October 31, 2011 and October 31, 2010, respectively	644	644
Additional paid-in capital	52,614	52,144
Retained earnings	74,948	63,824
Accumulated other comprehensive loss	(1,994)	(1,872)
Total shareholders’ equity	126,212	114,740
	$186,545	$160,346

The accompanying notes are an integral part of the consolidated financial statements.

HURCO COMPANIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended October 31,
	2011	2010	2009
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$11,124	$(5,744)	$(2,321)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Provision for doubtful accounts	111	(312)	131
Deferred income taxes	1,372	(216)	(2,824)
Equity in (income) loss of affiliates	(53)	149	326
Foreign currency (gain) loss	311	1,927	(6,422)
Unrealized (gain) loss on derivatives	(720)	(624)	4,058
Depreciation and amortization	4,300	3,804	3,295
Stock-based compensation	470	141	246
Change in assets and liabilities:
(Increase) decrease in accounts receivable and
refundable taxes	(3,395)	(4,047)	14,262
(Increase) decrease in inventories	(25,702)	4,154	11,409
Increase (decrease) in accounts payable	8,085	21,114	(20,524)
Increase (decrease) in accrued expenses	5,922	(398)	(9,610)
Net change in derivative assets and liabilities	(330)	(174)	3,261
Other	(2,690)	1,978	3,230
Net cash provided by (used for) operating activities	(1,195)	21,752	(1,483)

Cash flows from investing activities:
Proceeds from sale of property and equipment	—	40	239
Purchase of property and equipment	(1,745)	(632)	(1,679)
Sale of investments	—	—	6,674
Software development costs	(1,097)	(1,216)	(2,020)
Other proceeds (investments)	(34)	50	(889)
Net cash provided by (used for) investing activities	(2,876)	(1,758)	2,325

Cash flows from financing activities:
Tax benefit from exercise of stock options	—	—	26
Proceeds from exercise of common stock options	—	—	43
Borrowings on short-term debt	844	—	—
Net cash provided by financing activities	844	—	69

Effect of exchange rate changes on cash	(67)	(521)	1,477
Net increase (decrease) in cash	(3,294)	19,473	2,388

Cash and cash equivalents at beginning of year	48,255	28,782	26,394

Cash and cash equivalents at end of year	$44,961	$48,255	$28,782

Supplemental disclosures:
Cash paid for (refunds of):
Interest	$23	$18	$4
Income taxes, net	$1,381	$(6,211)	$3,844

The accompanying notes are an integral part of the consolidated financial statements.

HURCO COMPANIES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

	Common Stock
(Dollars in thousands)	Shares Outstanding	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

Balances, October 31, 2008	6,420,851	$642	$51,690	$71,889	$(744)	$123,477

Net loss	—	—	—	(2,321)	—	(2,321)

Translation of foreign currency financial statements	—	—	—	—	2,716	2,716

Realized gains on derivative instruments reclassified into operations, net of tax of $(366)	—	—	—	—	(623)	(623)

Unrealized loss of derivative instruments, net of tax $(2,008)	—	—	—	—	(3,188)	(3,188)
Comprehensive loss						(3,416)

Exercise of common stock options	20,000	2	41	—	—	43

Tax benefit from exercise of stock options	—	—	26	—	—	26

Stock-based compensation expense	—	—	246	—	—	246
Balances, October 31, 2009	6,440,851	$644	$52,003	$69,568	$(1,839)	$120,376

Net loss	—	—	—	(5,744)	—	(5,744)

Translation of foreign currency financial statements	—	—	—	—	(50)	(50)

Realized loss on derivative instruments reclassified into operations, net of tax of $11	—	—	—	—	19	19

Unrealized loss of derivative instruments,	—	—	—	—	(2)	(2)
Comprehensive loss						(5,777)

Stock-based compensation expense	—	—	141	—	—	141
Balances, October 31, 2010	6,440,851	$644	$52,144	$63,824	$(1,872)	$114,740

Net income	—	—	—	11,124	—	11,124

Translation of foreign currency financial statements	—	—	—	—	363	363

Realized loss on derivative instruments reclassified into operations, net of tax of $3	—	—	—	—	7	7

Unrealized loss of derivative instruments, net of tax of $(283)	—	—	—	—	(492)	(492)
Comprehensive income						11,002

Stock-based compensation expense	—	—	470	—	—	470
Balances, October 31, 2011	6,440,851	$644	$52,614	$74,948	$(1,994)	$126,212

The accompanying notes are an integral part of the consolidated financial statements.

HURCO COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation.  The consolidated financial statements include the accounts of Hurco Companies, Inc. (an Indiana corporation) and its wholly owned subsidiaries.  We have a 35% ownership interest in a Taiwan affiliate that is accounted for using the equity method.  Our investment in that affiliate was approximately $2.1 million as of October 31, 2011 and 2010, respectively. That investment is included in Investments and Other Assets, Net on the accompanying Consolidated Balance Sheets.  Intercompany accounts and transactions have been eliminated.

Statements of Cash Flows.  We consider all highly liquid investments with a stated maturity at the date of purchase of three months or less to be cash equivalents.  Cash flows from purchases and sales of auction rate securities are classified as investing activities.  Cash flows from hedges are classified consistent with the items being hedged.

Translation of Foreign Currencies.  All balance sheet accounts of non-U.S. subsidiaries are translated at the exchange rate as of the end of the year and translation adjustments of foreign currency balance sheets are recorded as a component of Accumulated Other Comprehensive Loss in shareholders' equity.  Income and expenses are translated at the average exchange rates during the year.  Cumulative foreign currency translation adjustments as of October 31, 2011 were a net loss of $1,215,000 and are included in Accumulated Other Comprehensive Loss. Foreign currency transaction gains and losses are recorded as income or expense as incurred and are recorded in other (income) expense.

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

We operate on a global basis and are exposed to the risk that our financial condition, results of operations and cash flows could be adversely affected by changes in foreign currency exchange rates.  To reduce the potential effects of foreign exchange rate movements on our net equity investment in one of our foreign subsidiaries, gross profit and net earnings, we enter into derivative financial instruments in the form of foreign exchange forward contracts with a major financial institution.  We are primarily exposed to foreign currency exchange rate risk with respect to transactions and net assets denominated in Euros, Pounds Sterling, Canadian Dollars, Indian Rupee, South African Rand, Singapore Dollars and New Taiwan Dollars.

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

We had forward contracts outstanding as of October 31, 2011, in Euros,  Pounds Sterling and New Taiwan Dollars with set maturity dates ranging from November 2011 through October 2012.  The contract amount at forward rates in U.S. Dollars at October 31, 2011 for Euros and Pounds Sterling was $43.7 million and $10.5 million, respectively.  The contract amount at forward rates in U.S. Dollars for New Taiwan Dollars was $26.1 million at October 31, 2011.  At October 31, 2011, we had approximately $925,000 of losses, net of tax, related to cash flow hedges deferred in Accumulated Other Comprehensive Loss.  Of this amount, $474,000 represents unrealized losses, net of tax, related to cash flow hedge instruments that remain subject to currency fluctuation risk.  The majority of these deferred losses will be recorded as an adjustment to Cost of Sales and Service in periods through October 2012, in which the corresponding inventory that is the subject of the related hedge contract is sold, as described above.

We are exposed to foreign currency exchange risk related to our investment in net assets in foreign countries.   To manage this risk, we entered into a forward contract with a notional amount of €3.0 million.  We designated this forward contract as a hedge of our net investment in Euro denominated assets.  We selected the forward method under the FASB guidance related to the accounting for derivatives instruments and hedging activities.  The forward method requires all changes in the fair value of the forward to be reported as a cumulative translation adjustment in Accumulated Other Comprehensive Loss, net of tax, in the same manner as the underlying hedged net assets. This forward contract matured on November 23, 2010, and we entered into a new forward contract for the same notional amount that is set to mature in November 2011.  As of October 31, 2011, we had a realized gain of $216,000 and an unrealized loss of $70,000, net of tax, recorded as cumulative translation adjustments in Accumulated Other Comprehensive Loss, related to these forward contracts.

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

We had forward contracts outstanding as of October 31, 2011, in Euros, Pounds Sterling, Canadian Dollars, South African Rand, Singapore Dollars and New Taiwan Dollars with set maturity dates ranging from November 2011 through April 2012.  The contract amounts at forward rates in U.S. Dollars at October 31, 2011 for Euros, Pounds Sterling, Canadian Dollars, South African Rand and Singapore Dollars totaled $25.3 million.  The contract amount at forward rates in U.S. Dollars for New Taiwan Dollars was $15.2 million at October 31, 2011.

Fair Value of Derivative Instruments

We recognize the fair value of derivative instruments as assets and liabilities on a gross basis on our Consolidated Balance Sheets.  As of October 31, 2011 and October 31, 2010, all derivative instruments were recorded at fair value on the balance sheets as follows (in thousands):
	2011		2010
	Balance Sheet	Fair	Balance Sheet	Fair
Derivatives	Location	Value	Location	Value
Designated as Hedging Instruments:
Foreign exchange forward contracts	Derivative assets	$634	Derivative assets	$872
Foreign exchange forward contracts	Derivative liabilities	$1,492	Derivative liabilities	$1,778
Not Designated as Hedging Instruments:
Foreign exchange forward contracts	Derivative assets	$563	Derivative assets	$33
Foreign exchange forward contracts	Derivative liabilities	$117	Derivative liabilities	$345

Effect of Derivative Instruments on the Consolidated Balance Sheets, Statements of Changes in Shareholders’ Equity and Statements of Operations

Derivative instruments had the following effects on our Consolidated Balance Sheets, Statements of Changes in Shareholders’ Equity and Statements of Operations, net of tax during the year ended October 31, 2011 and 2010 (in thousands):

Derivatives	Amount of Gain (Loss) Recognized in Other Comprehensive Income		Location of Gain (Loss) Reclassified from Other Comprehensive Income	Amount of Gain (Loss) Reclassified from Other Comprehensive Income
	2011	2010		2011	2010

Designated as Hedging Instruments:
(Effective Portion)

Foreign exchange forward contracts – Intercompany sales/purchases	$(775)	$(1)	Cost of sales and service	$(10)	$(30)
Foreign exchange forward contract – Net Investment	$(32)	$228

HURCO COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

We recognized a loss of $3,000 during the year ended October 31, 2011 and a loss of $111,000 during the year ended October 31, 2010 as a result of contracts closed early that were deemed ineffective for financial reporting purposes and did not qualify as cash flow hedges.
Derivatives	Location of Gain (Loss) Recognized in Operations	Amount of Gain (Loss) Recognized in Operations (in thousands)
		2011	2010
Not Designated as Hedging Instruments:

Foreign exchange forward contracts	Other income (expense)	$(368)	$539

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

Property and Equipment.  Property and equipment are carried at cost. Depreciation and amortization of assets are provided primarily under the straight-line method over the shorter of the estimated useful lives or the lease terms as follows:
Number of Years
Land	Indefinite
Building	40
Machines	7 – 10
Shop and office equipment	3 – 7
Leasehold improvements	3 – 40

Total depreciation and amortization expense recognized for property and equipment for the years ended October 31, 2011, 2010 and 2009 was $2.1 million, $2.1 million, and $2.1 million, respectively.

Revenue Recognition.  We recognize revenue from sales of our products upon delivery of the products to the customers, which is normally at the time of shipment, because persuasive evidence of an arrangement exists, delivery has occurred, the selling price is fixed and determinable and collectability is reasonably assured.  In certain foreign locations, we retain title after shipment under a “retention of title” clause solely to protect collectability. The retention of title is similar to UCC filings in the United States and provides the creditor with additional rights to the machine if the customer fails to pay.  Revenue recognition at the time of shipment is appropriate in this instance as long as all risks of ownership have passed to the buyer. Our principal products are general-purpose computer controlled machine tools that are typically used in stand-alone operations. Transfer of ownership and risk of loss are not contingent upon customer acceptance. Prior to shipment, we test each machine to ensure the machine’s compliance with standard operating specifications as listed in our sales literature.

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

Product Warranty.  Expected future product warranty claims are recorded to expense when the product is sold.  Product warranty estimates are established using historical information about the nature, frequency, and average cost of warranty claims.  Warranty claims are influenced by factors such as new product introductions, technological developments, the competitive environment, and the costs of component parts.  Actual payments for warranty claims could differ from the amounts estimated requiring adjustments to the liabilities in future periods.  See Note 11 of Notes to Consolidated Financial Statements for further discussion of warranties.

Research and Development Costs.  The costs associated with research and development programs for new products and significant product improvements other than software development costs, which are eligible for capitalization per FASB guidance, are expensed as incurred and are included in Selling, General and Administrative Expenses.  Research and development expenses totaled $2.5 million, $2.2 million, and $2.5 million, in fiscal 2011, 2010, and 2009, respectively.

Costs incurred to develop computer software products and significant enhancements to software features of existing products to be sold or otherwise marketed are capitalized, after technological feasibility is established.  Software development costs are amortized on a straight-line basis over the estimated product life of the related software, which ranges from three to five years.  We capitalized costs of $1.1 million in 2011, $1.2 million in 2010, and $2.0 million in 2009 related to software development projects.  Amortization expense for software development costs was $2.2 million, $1.7 million, and $1.2 million, for the years ended October 31, 2011, 2010, and 2009, respectively.  Accumulated amortization at October 31, 2011 and 2010 was $10.0 million and $7.8 million, respectively.  Estimated amortization expense for the existing amortizable intangible assets for the years ending October 31, is as follows (in thousands):
Fiscal Year	Amortization Expense
2012	$1,932
2013	1,008
2014	750
2015	353
2016	—

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

	Fiscal Year Ended
	October 31,
(in thousands, except per share amount)	2011		2010		2009
	Basic	Diluted	Basic	Diluted	Basic	Diluted

Net income (loss)	$11,124	$11,124	$(5,744)	$(5,744)	$(2,321)	$(2,321)

Undistributed earnings allocated to participating shares	(53)	(53)	—	—	—	—
Net income (loss) applicable to common shareholders	$11,071	$11,071	$(5,744)	$(5,744)	$(2,321)	$(2,321)
Weighted average shares outstanding	6,441	6,441	6,441	6,441	6,429	6,429
Stock options	—	31	—	—	—	—
	6,441	6,472	6,441	6,441	6,429	6,429
Income (loss) per share	$1.72	$1.71	$(0.89)	$(0.89)	$(0.36)	$(0.36)

Income Taxes. Deferred tax assets and liabilities are measured using enacted income tax rates in each jurisdiction in effect for the year in which the temporary differences are expected to be recovered or settled.  These deferred tax assets are reduced by a valuation allowance, which is established when it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Our judgment regarding the realization of deferred tax assets may change due to future profitability and market conditions, changes in U.S. or foreign tax laws and other factors.  These changes, if any, may require material adjustments to these deferred tax assets and an accompanying reduction or increase in net income in the period when such determinations are made.

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

HURCO COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

We recognize uncertain tax positions when it is more likely than not that the tax position will be sustained upon examination by relevant taxing authorities, based on the technical merits of the position. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement.

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

Nature of Business.  We design and manufacture computer control systems, software and computerized machine tools for sale through our own distribution system to the worldwide machine tool industry.  The machine tool industry is highly cyclical and declines in demand can and will occur abruptly in the geographic markets we serve.  As a result of the recent global recession, we experienced a significant decline in our sales and orders during fiscal 2009 and 2010 that adversely affected our results of operations.  We reported substantial growth in sales during fiscal 2011, but have not yet returned to pre-recession levels.

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

HURCO COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

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

3.	INVENTORIES

Inventories as of October 31, 2011 and 2010 are summarized below (in thousands):
	2011	2010
Purchased parts and sub-assemblies	$20,925	$16,137
Work-in-process	15,440	13,157
Finished goods	44,762	26,572
	$81,127	$55,866

As of October 31, 2011, we had $3.9 million of finished goods inventory consigned to our distributors and agents throughout North America, Europe and Asia.

4.	DEBT AGREEMENTS

We are party to a domestic credit agreement that provides us with a $15.0 million revolving credit facility and maximum outstanding letters of credit of $3.0 million.  Borrowings under this agreement may be used for general corporate purposes and bear interest at a floating rate, based either on LIBOR or the prime rate, plus an applicable margin.  The agreement contains financial covenants, including restrictions on incurring additional debt, making acquisitions, or paying dividends if we report a cumulative net loss for four consecutive quarters.   We also have an uncommitted credit facility in Taiwan in the amount of 100.0 million New Taiwan Dollars (approximately $3.3 million) in addition to a £1.0 million revolving credit facility in the United Kingdom and a €1.5 million revolving credit facility in Germany.  The domestic and United Kingdom facilities mature on December 7, 2012.  The credit facility in Germany does not have an expiration date.

On March 7, 2011 we entered into an uncommitted credit facility in China in the amount of 20.0 million Chinese Yuan (approximately $3.1 million) and amended our domestic credit agreement to accommodate the new facility.  This facility expires on February 24, 2012 and we plan to extend it for another twelve months at that time.

All of our credit facilities are unsecured.

At October 31, 2011, we had $865,000 of borrowings outstanding under our credit facility in China, but had no other debt or borrowings under any of our other credit facilities.  As of October 31, 2010, we had no debt or borrowings outstanding under any of our credit facilities and no outstanding letters of credit.  At October 31, 2011, we were in compliance with all covenants contained in the related credit agreements and, as of that date, we had unutilized credit facilities of $24.3 million.

HURCO COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

5.	FINANCIAL INSTRUMENTS

The carrying amounts for trade receivables, payables and short-term debt approximate their fair values.  We also have financial instruments in the form of foreign currency forward exchange contracts as described in Note 1 of Notes to Consolidated Financial Statements.  The U.S. Dollar equivalent notional amount of these contracts was $126.4 million and $89.1 million at October 31, 2011 and 2010, respectively.  The fair value of Derivative Assets recorded on our Consolidated Balance Sheets at October 31, 2011 and 2011 was $1.2 million and $905,000, respectively.  The fair value of Derivative Liabilities recorded on our Consolidated Balance Sheets at October 31, 2011 and 2010 was $1.6 million and $2.1 million, respectively.

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

In accordance with this guidance, the following table represents the fair value hierarchy for our financial assets and liabilities measured at fair value as of October 31, 2011 (in thousands):

	Assets		Liabilities
	October 31,	October 31,	October 31,	October 31,
	2011	2010	2011	2010
Level 1
Deferred compensation	$741	$674	$-	$-

Level 2
Derivatives	$1,197	$905	$1,609	$2,123

Included in Level 1 assets are mutual fund investments under a nonqualified deferred compensation plan.   We estimate the fair value of these investments on a recurring basis using market prices which are readily available.  Included as Level 2 fair value measurements are derivative assets and liabilities related to gains and losses on foreign currency forward exchange contracts entered into with a third party.  We estimate the fair value of these derivatives on a recurring basis using foreign currency exchange rates obtained from active markets.

During fiscal 2011, we did not have any significant non-recurring measurements of nonfinancial assets and nonfinancial liabilities.

HURCO COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

6.	INCOME TAXES

In the fiscal years set forth below, the provision (benefit) for income taxes consisted of the following:
(in thousands)	Year Ended October 31,
	2011	2010	2009

Current:
U.S. taxes	$3,272	$(4,410)	$(5,512)
Foreign taxes	2,595	1,079	1,197
	5,867	(3,331)	(4,315)
Deferred:
U.S. taxes	(1,452)	189	2,954
Foreign taxes	80	27	(130)
	(1,372)	216	2,824
	$4,495	$(3,115)	$(1,491)

A comparison of income tax expense at the U.S. statutory rate of 35% in 2011, 2010 and 2009, to the Company’s effective tax rate is as follows:

Income (Loss) before income taxes (in thousands):	Year Ended October 31,
	2011	2010	2009
Domestic	$6,098	$(12,504)	$(7,098)
Foreign	9,521	3,645	3,286
Earnings (Loss) before taxes on income	$15,619	$(8,859)	$(3,812)
Tax rates:
U.S. statutory rate	35.0%	35.0%	35.0%
Effect of tax rate of international jurisdictions different than U.S. statutory rates	(4.9)%	2.6%	4.4%
Valuation allowance	(0.9)%	(9.5)%	(2.2)%
State taxes	0.9%	3.3%	4.7%
Uncertain tax position statute expiration	—	5.6%	3.4%
Other	(1.3)%	(1.8)%	(6.2)%
Effective tax rate	28.8%	35.2%	39.1%

We have not provided any U.S. income taxes on the undistributed earnings of our foreign subsidiaries or equity method investments based upon our determination that such earnings will be indefinitely reinvested.  Undistributed earnings of foreign investments and subsidiaries at October 31, 2011 are approximately $43.8 million. In the event these earnings are later distributed to the U.S., such distributions would likely result in additional U.S. tax that may be offset, at least in part by associated foreign tax credits.

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

As of October 31, 2011, we have deferred tax assets established for accumulated net operating loss carryforwards of $750,000, primarily related to state and foreign jurisdictions.  The Company has established a valuation allowance against some of these carryforwards due to the uncertainty of their full realization.  As of October 31, 2011 and 2010, the balance of this valuation allowance was $487,000 and $961,000, respectively.

HURCO COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Significant components of our deferred tax assets and liabilities at October 31, 2011 and 2010 were as follows (in thousands):

	October 31,
	2011	2010
Deferred Tax Assets:

Net derivative instruments	$448	$162
Accrued inventory reserves	761	801
Accrued warranty expenses	205	212
Deferred compensation	265	256
Other accrued expenses	879	756
Net operating loss and credit carryforwards	750	1,401
Other	196	267
	3,504	3,855
Less: Valuation allowance on net operating loss carryforwards	(487)	(961)
Deferred tax assets	3,017	2,894

Deferred Tax Liabilities:
Property and equipment and capitalized software development costs	(2,298)	(2,762)
Other	(9)	—

Net deferred tax assets	$710	$132

As of October 31, 2011, we had deferred tax assets relating to net operating losses and other carryforwards for international and U.S. income tax purposes of $750,000, of which $159,000 will expire within 5 years; $546,000 will expire between 5 and 20 years; and $45,000 will never expire.

A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding the related accrual for interest or penalties, is as follows (in thousands):
	2011	2010	2009
Balance, beginning of year	$178	$574	$613
Additions based on tax positions related to the current year	66	1	66
Reductions due to statute expiration	—	(397)	(105)

Balance, end of year	$244	$178	$574

The entire balance of the unrecognized tax benefits and related interest at October 31, 2011, if recognized, would favorably affect the effective tax rate in future periods.

We recognize accrued interest and penalties related to unrecognized tax benefits as components of our income tax provision.  We believe there is substantial support for taking these tax benefits and therefore have estimated no tax penalties.  As of October 31, 2011, the gross amount of interest accrued, reported in other liabilities, was approximately $31,000, which did not include the federal tax benefit of interest deductions.

HURCO COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The statute of limitations with respect to unrecognized tax benefits will expire between July 2014 and July 2015.

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

We file income tax returns in the U.S. federal jurisdiction and various states, local, and non-U.S. jurisdictions. The German taxing authority completed its examination of the fiscal years 2005 to 2008 of our German subsidiary in the second quarter of fiscal 2011 with no significant adjustments for the periods subject to their audit.  We were also notified by the U.S. taxing authority that they intend to audit the tax return for fiscal 2010.

We or one of our subsidiaries files U.S. federal and/or state income tax returns as well as tax returns in one or more foreign jurisdictions.  A summary of open tax years by major jurisdiction is presented below:

United States federal	Fiscal 2006 through the current period
Indiana	Fiscal 2007 through the current period
California	Fiscal 2007 through the current period
Germany¹	Fiscal 2008 through the current period
Taiwan	Fiscal 2006 through the current period

¹ Includes federal as well as state, provincial or similar local jurisdictions, as applicable.

7.	EMPLOYEE BENEFITS

We have defined contribution plans that include a majority of our employees, under which our matching contributions are primarily discretionary.  The purpose of these plans is generally to provide additional financial security during retirement by providing employees with an incentive to save throughout their employment.  Our contributions totaled $274,000, $144,000, and $443,800, for the fiscal years ended October 31, 2011, 2010 and 2009, respectively.

8.	STOCK-BASED COMPENSATION

In March 2008, we adopted the Hurco Companies, Inc. 2008 Equity Incentive Plan (the “2008 Plan”), which allows us to grant awards of stock options, Stock Appreciation Rights settled in stock (SARs), restricted shares, performance shares and performance units.  The 2008 Plan replaced the 1997 Stock Option and Incentive Plan (the “1997 Plan”) which expired in March 2007.  The Compensation Committee of the Board of Directors has authority to determine the officers, directors and key employees who will be granted awards; designate the number of shares subject to each award; determine the terms and conditions upon which awards will be granted; and prescribe the form and terms of award agreements.  We have granted stock options under both plans which are currently outstanding, and restricted stock awards under the 2008 Plan.  No stock option may be exercised more than ten years after the date of grant or such shorter period as the Compensation Committee may determine at the date of grant.  The total number of shares of our common stock that may be issued as awards under the 2008 Plan is 750,000.  The market value of a share of our common stock, for purposes of the 2008 Plan, is the closing sale price as reported by the Nasdaq Global Select Market on the date in question or, if not a trading day, on the last preceding trading date.

HURCO COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

During fiscal 2011, 2010 and 2009, we recorded approximately $470,000, $141,000 and $246,000, respectively, of stock-based compensation expense related to grants under the plans.  As of October 31, 2011, there was approximately $750,000 of total unrecognized stock-based compensation cost that we expect to recognize by the end of fiscal 2014.

On March 17, 2011, the Compensation Committee granted a total of 5,859 shares of restricted stock under the 2008 Plan to our board of directors.  The restricted stock vests one year from the date of grant provided the recipient remains on the board of directors through that date.  The grant date fair value of the restricted stock is based on the closing sales price of our common stock on the grant date which was $29.86 per share.

On December 22, 2010, the Compensation Committee granted a total of 25,000 shares of restricted stock under the 2008 Plan to our executive officers.  The restricted stock vests in full three years from the date of grant provided the recipient remains employed by us through that date.  The grant date fair value of the restricted stock is based on the closing sales price of our common stock on the grant date which was $23.10 per share.

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

During fiscal 2009, options to purchase 20,000 shares were exercised, resulting in cash proceeds of approximately $43,000 and an additional tax benefit of approximately $26,000.

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

HURCO COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

A reconciliation of the Company’s restricted stock activity and related information is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at October 31, 2010	—	$—
Shares granted	30,859	24.38
Shares vested	—	—
Shares cancelled	—	—
Unvested at October 31, 2011	30,859	$24.38

A summary of the status of the options as of October 31, 2011, 2010 and 2009 and the related activity for the year is as follows:

	Shares Under Option	Weighted Average Exercise Price Per Share
Balance October 31, 2008	64,369	$20.29
Granted	21,000	14.88
Cancelled	—	—
Expired	—	—
Exercised	(20,000)	2.15

Balance October 31, 2009	65,369	$24.11
Granted	50,000	16.14
Cancelled	—	—
Expired	—	—
Exercised	—	—

Balance October 31, 2010	115,369	$20.66
Granted	—	—
Cancelled	—	—
Expired	—	—
Exercised	—	—

Balance October 31, 2011	115,369	$20.66

The total intrinsic value of stock options exercised during the twelve months ended October 31, 2011, 2010 and 2009 was approximately $0, $0 and $275,000, respectively.

HURCO COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

As of October 31, 2011, the total intrinsic value of outstanding stock options already vested and expected to vest and the intrinsic value of options that are outstanding and exercisable as of October 31, 2011 was $747,000.  Stock options outstanding and exercisable on October 31, 2011, are as follows:

Range of Exercise Prices Per Share	Shares Under Option	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life in Years
Outstanding
$2.15	500	$2.15	0.1
14.82	30,000	14.82	8.1
14.88	21,000	14.88	7.5
18.13	20,000	18.13	8.5
26.69	33,869	26.69	5.0
35.83	10,000	35.83	6.6
$2.15 – 35.83	115,369	$20.66	7.0
Exercisable
$2.15	500	$2.15	0.1
14.82	10,000	14.82	2.7
14.88	7,000	14.88	2.5
18.13	6,667	18.13	2.8
26.69	33,869	26.69	5.0
35.83	10,000	35.83	6.6
$2.15 – 35.83	68,036	$24.05	4.4

9.           RELATED PARTY TRANSACTIONS

As of October 31, 2011, we owned approximately 35% of the outstanding shares of a Taiwanese-based contract manufacturer, Hurco Automation, Ltd. (HAL).  HAL’s scope of activities includes the design, manufacture, sales and distribution of industrial automation products, software systems and related components, including control systems and components produced under contract for sale exclusively to us.  We are accounting for this investment using the equity method.  The investment of $2.1 million at October 31, 2011 and 2010 is included in Investments and Other Assets, Net on the Consolidated Balance Sheets.  Purchases of product from HAL amounted to $9.1 million, $5.8 million and $2.9 million in 2011, 2010 and 2009, respectively.  Sales of product to HAL were $1.9 million, $1.2 million and $322,000 for the years ended October 31, 2011, 2010 and 2009, respectively.  Trade payables to HAL were $2.7 million and $1.7 million at October 31, 2011 and 2010, respectively.  Trade receivables from HAL were $373,000 and $381,000 at October 31, 2011 and 2010, respectively.

Summary unaudited financial information for HAL’s operations and financial conditions is as follows:

(in thousands)	2011	2010	2009
Net Sales	$10,938	$7,057	$3,710
Gross Profit	1,284	816	488
Operating Income (Loss)	(97)	(399)	(689)
Net Income (Loss)	202	(337)	(1,203)

Current Assets	$8,201	$7,439	$6,110
Non-current Assets	2,133	1,846	1,742
Current Liabilities	3,298	2,529	1,211

HURCO COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

10.           CONTINGENCIES AND LITIGATION

We are involved in various claims and lawsuits arising in the normal course of business.  We do not expect any of these claims, individually or in the aggregate, to have a material adverse effect on our consolidated financial position or results of operations.

11.           GUARANTEES AND PRODUCT WARRANTIES

We follow FASB guidance for accounting for contingencies relating to the guarantor’s accounting for, and disclosures of, the issuance of certain types of guarantees.

From time to time, our subsidiaries guarantee third party payment obligations in connection with the sale of machines to customers that use financing.  We follow FASB guidance for accounting for contingencies with respect to these guarantees.   As of October 31, 2011, we had 23 outstanding third party payment guarantees totaling approximately $1.2 million. The terms of these guarantees are consistent with the underlying customer financing terms.  Upon shipment of a machine, the customer has the risk of ownership. The customer does not obtain title, however, until it has paid for the machine.  A retention of title clause allows us to recover the machine if the customer defaults on the financing. We accrue for potential liabilities under these guarantees when we believe a loss is probable and can be estimated.

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

	2011	2010	2009
Balance, beginning of year	$1,591	$1,286	$2,536
Provision for warranties during the year	3,142	2,170	799
Charges to the accrual	(2,993)	(1,875)	(2,096)
Impact of foreign currency translation	(15)	10	47
Balance, end of year	$1,725	$1,591	$1,286

The factor primarily responsible for the increase in the warranty accrual and provision from fiscal 2009 to fiscal 2011 is the increase in sales.  In addition, during fiscal 2010 we introduced several new products and our product mix included a greater percentage of our higher-performance machines, which due to their complexity tend to have both a higher rate of warranty claim and a higher cost per claim.  These factors, coupled with our increased production activity within a relatively short period of time, were considered when increasing the accrual and provision during fiscal 2010 and 2011.

HURCO COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

12.           OPERATING LEASES

We lease facilities, certain equipment and vehicles under operating leases that expire at various dates through 2017.  Future payments required under operating leases as of October 31, 2011, are summarized as follows (in thousands):

2012	$2,769
2013	2,228
2014	933
2015	199
2016 and thereafter	245
Total	$6,374

Lease expense for the years ended October 31, 2011, 2010, and 2009 was $3.0 million, $2.7 million, and $3.0 million, respectively.

We recorded approximately $152,000 of lease income during fiscal 2011 from leasing 50,000 square feet of our Indianapolis facility.  The lease expires on October 31, 2012 and sublease income will be comparable.

HURCO COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

13.           QUARTERLY HIGHLIGHTS (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2011 (In thousands, except per share data)

Sales and service fees	$39,680	$41,576	$50,573	$48,571
Gross profit	11,691	12,651	15,850	15,682
Gross profit margin	29.5%	30.4%	31.3%	32.3%
Selling, general and administrative expenses	8,830	9,254	9,317	11,092
Operating income (loss)	2,861	3,397	6,533	4,590
Provision (benefit) for income taxes	899	1,050	1,706	840
Net income (loss)	1,546	2,349	4,575	2,654
Income (loss) per common share – basic	$0.24	$0.36	$0.71	$0.41
Income (loss) per common share – diluted	$0.24	$0.36	$0.70	$0.41

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2010 (In thousands, except per share data)
Sales and service fees	$20,616	$24,088	$26,474	$34,715
Gross profit	3,980	4,677	4,659	8,480
Gross profit margin	19.3%	19.4%	17.6%	24.4%
Selling, general and administrative expenses	6,533	7,230	6,994	9,080
Operating income (loss)	(2,553)	(2,553)	(2,335)	(600)
Provision (benefit) for income taxes	(983)	(1,096)	(1,210)	174
Net income (loss)	(1,836)	(1,573)	(1,173)	(1,162)
Income (loss) per common share – basic	$(0.29)	$(0.24)	$(0.18)	$(0.18)
Income (loss) per common share – diluted	$(0.29)	$(0.24)	$(0.18)	$(0.18)

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

HURCO COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

We sell our products through more than 100 independent agents and distributors throughout North America, Europe and Asia.  Our line is the primary line for the majority of our distributors globally even though some may carry competitive products.  We also have our own direct sales and service organizations in Canada, China, France, Germany, India, Italy, Poland, Singapore, South Africa, South Korea, the United Kingdom, and certain areas of the United States, which are among the world's principal machine tool consuming countries.  During fiscal 2011, no distributor accounted for more than 5% of our sales and service fees.  In fiscal 2011, more than 70% of our revenues were from overseas customers and no single end-user of our products accounted for more than 5% of our total sales and service fees.

The following table sets forth the contribution of each of our product groups to our total sales and service fees during each of the past three fiscal years (in thousands):

Net Sales and Service Fees by Product Category	Year ended October 31,
	2011	2010	2009

Computerized Machine Tools	$156,736	$88,184	$75,213
Computer Control Systems and Software *	3,322	2,347	2,546
Service Parts	14,836	10,798	8,851
Service Fees	5,506	4,564	4,406
Total	$180,400	$105,893	$91,016
*Amounts shown do not include computer control systems and software sold as an integrated component of computerized machine systems.

The following table sets forth revenues by geographic area, based on customer location, for each of the past three fiscal years (in thousands):

Revenues by Geographic Area	Year Ended October 31,
	2011	2010	2009

North America	$47,599	$26,079	$25,203

Germany	47,162	25,887	26,273
United Kingdom	22,463	13,703	11,242
Italy	5,192	5,863	4,969
France	10,227	6,061	4,486
Other Europe	23,205	12,185	11,372
Total Europe	108,249	63,699	58,342

Asia	21,552	13,697	5,557
Other Foreign	3,000	2,418	1,914
Total Foreign	132,801	79,814	65,813
	$180,400	$105,893	$91,016

Long-lived tangible assets, net by geographic area were (in thousands):

	As of October 31,
	2011	2010
United States	$6,773	$6,998
Foreign countries	6,375	6,277
	$13,148	$13,275

HURCO COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Net assets by geographic area were (in thousands):
	As of October 31,
	2011	2010
North America	$60,235	$55,961
Europe	45,613	41,737
Asia	20,364	17,042
	$126,212	$114,740

15.        NEW ACCOUNTING PRONOUNCEMENTS

In June 2011, the FASB amended Accounting Standards Update (ASU) 2011-05, Comprehensive Income, Presentation of Comprehensive Income, which will require companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements. It eliminates the option to present components of other comprehensive income as part of the statement of changes in shareholders’ equity. The guidance in ASU 2011-05 does not change the items which must be reported in other comprehensive income, how such items are measured, or when they must be reclassified to net income. The guidance in ASU 2011-05 is effective for interim and annual periods beginning after December 15, 2011, and should be applied retrospectively. Since the provisions of ASU 2011-05 are presentation related only, we do not expect the adoption of ASU 2011-05 to have a material effect on our consolidated financial statements.

In December 2011, The FASB issued Accounting Standards Update 2011-12 (ASU 2011-12), Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05. ASU 2011-12 defers the requirement that companies present reclassification adjustments for each component of AOCI in both net income and OCI on the face of the financial statements. The effective dates for ASU 2011-12 are consistent with the effective dates for ASU 2011-05 and, similar to our expectations for the adoption of ASU 2011-05, we do not expect that the adoption of this guidance will have a material effect on our consolidated financial statements.

Item 9.          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.       CONTROLS AND PROCEDURES

Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2011, pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended.  Based upon that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of the evaluation date.

There have been no changes in our internal controls over financial reporting that occurred during the fourth quarter of the fiscal year ended October 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.       OTHER INFORMATION

During the fourth quarter of fiscal 2011, the Audit Committee of the Board of Directors did not engage our independent registered public accounting firm to perform any new non-audit services.  This disclosure is made pursuant to Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002.

The following graph illustrates the cumulative total shareholder return on our common stock for the five-year period ended October 31, 2011, as compared to the Russell 2000 and a peer group consisting of traded securities for U.S. companies in the same three digit Standard Industrial Classification group as Hurco (SIC 3540-3549 – Metal Working Machinery and Equipment).  The comparisons in this table are required by the SEC and are not intended to forecast or be indicative of possible future performance of our common stock.

	10/06	10/07	10/08	10/09	10/10	10/11

Hurco Companies, Inc.	100.00	219.11	86.34	61.01	70.61	100.23
Russell 2000	100.00	109.27	71.94	76.59	96.95	103.45
Peer Group - SIC Codes 3540-3549	100.00	140.96	71.25	89.60	123.01	129.03

PART III

Item 10.        DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated herein by reference to the definitive proxy statement for our 2012 annual meeting of shareholders except that the information required by Item 10 regarding our executive officers is included herein under a separate caption at the end of Part I.

Item 11.        EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the definitive proxy statement for our 2012 annual meeting of shareholders.

Item 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Except for the information concerning equity compensation plans, the information required by this item is incorporated herein by reference to the definitive proxy statement for our 2012 annual meeting of shareholders.

Equity Compensation Plan Information

The following table gives information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of October 31, 2011:

Plan Category	Number of securities to be issued upon exercise of outstanding options, restricted shares, warrants and rights (a) (#)	Weighted- average exercise price (b) ($)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c) (#)
Equity compensation plans approved by security holders	146,228	$21.44	638,141

Equity compensation plans not approved by security holders	—	—	—

Total	146,228	$21.44	638,141

As of October 31, 2011, all outstanding stock-based awards had been granted pursuant to plans approved by our shareholders.

Item 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to the definitive proxy statement for our 2012 annual meeting of shareholders.

Item 14.        PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated herein by reference to the definitive proxy statement for our 2012 annual meeting of shareholders.

PART IV

Item 15.        EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1.	Financial Statements. The following consolidated financial statements of Registrant are included herein under Item 8 of Part II:
			Page
		Report of Independent Registered Public Accounting Firm	27

		Consolidated Statements of Operations – years ended October 31, 2011, 2010 and 2009	29
		Consolidated Balance Sheets – as of October 31, 2011 and 2010	30
		Consolidated Statements of Cash Flows – years ended October 31, 2011, 2010 and 2009	31
		Consolidated Statements of Changes in Shareholders’ Equity – years ended October 31, 2011, 2010 and 2009	32
		Notes to Consolidated Financial Statements	33

	2.	Financial Statement Schedule. The following financial statement schedule is included in this Item.
			Page
		Schedule II - Valuation and Qualifying Accounts and Reserves	56

	All other financial statement schedules are omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

(b)	Exhibits

	Exhibits being filed with this Form 10-K or incorporated herein by reference are listed on page 57.

Schedule II - Valuation and Qualifying Accounts and Reserves
for the years ended October 31, 2011, 2010, and 2009
(Dollars in thousands)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions		Balance at End of Period
Allowance for doubtful accounts for the year ended:

October 31, 2011	$497	$315	—	$204	(1)	$608

October 31, 2010	$809	$(301)	—	$11	(2)	$497

October 31, 2009	$678	$736	—	$605	(3)	$809

Accrued warranty expenses for the year ended:

October 31, 2011	$1,591	$3,127	—	$2,993		$1,725

October 31, 2010	$1,286	$2,180	—	$1,875		$1,591

October 31, 2009	$2,536	$846	—	$2,096		$1,286

(1)  Receivable write-offs of $204,000.

2)  Receivable write-offs of $13,000, net of cash recoveries on accounts previously written off of $2,000.

(3)  Receivable write-offs of $605,000.

EXHIBITS INDEX

Exhibits Filed.  The following exhibits are filed with this report:
10.1*	Summary compensation sheet.
21	Subsidiaries of the Registrant.
23	Consent of Independent Registered Public Accounting Firm, Ernst & Young LLP
31.1	Certification by the Chief Executive Officer, pursuant to Rule 13a-15(b) under the Securities and Exchange Act of 1934, as amended.
31.2	Certification by the Chief Financial Officer, pursuant to Rule 13a-15(b) under the Securities and Exchange Act of 1934, as amended.
32.1	Certification by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibits Incorporated by Reference.  The following exhibits are incorporated into this report:

3.1	Amended and Restated Articles of Incorporation of the Registrant, incorporated by reference to Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended July 31, 2000.
3.2
Amended and Restated By-Laws of the Registrant as amended through July 8, 2009, incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2009.

10.2
Credit Agreement dated as of December 7, 2007, between Hurco Companies, Inc. and JP Morgan Chase Bank, N.A., incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed December 12, 2007.

10.3
First Amendment to Credit Agreement dated as of October 30, 2009, between Hurco Companies, Inc. and JP Morgan Chase Bank, N.A., incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed November 4, 2009.

10.4
Second Amendment to Credit Agreement dted as of March 1, 2011, between Hurco Companies, Inc. and JPMorgan Chase Bank, N.A., incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2011.

10.5*
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

10.7*	Amended 1997 Stock Option and Incentive Plan, incorporated by reference as Exhibit 10 to the Registrant’s Quarterly Report on Form 10-Q filed for the quarter ended July 31, 2005.
10.8	Hurco Companies, Inc. 2008 Equity Incentive Plan, incorporated by reference to Appendix A of the Registrant’s definitive Proxy Statement on Schedule 14A filed January 28, 2008.
10.9*	Form of restated split-dollar insurance agreement, incorporated by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K for the year ended October 31, 2008.
10.10*	Form of Restricted Stock Award Agreement – Employee, incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended January 31, 2011.
10.11	Form of Restricted Stock Award Agreement – Director, incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended January 31, 2011.
*	The indicated exhibit is a management contract, compensatory plan or arrangement required to be listed by Item 601 of Regulation S-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, this 13th day of January, 2012.

HURCO COMPANIES, INC.

By:	/s/ John G. Oblazney
John G. Oblazney
Vice-President, Secretary,
Treasurer and
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature and Title(s)	Date

/s/ Michael Doar	January 13, 2012
Michael Doar, Chairman of the Board,
Chief Executive Officer and President
of Hurco Companies, Inc.
(Principal Executive Officer)

/s/ John G. Oblazney	January 13, 2012
John G. Oblazney
Vice-President,
Secretary, Treasurer and
Chief Financial Officer
of Hurco Companies, Inc.
(Principal Financial Officer)

/s/ Sonja K. McClelland	January 13, 2012
Sonja K. McClelland
Corporate Controller, Assistant Secretary
of Hurco Companies, Inc.
(Principal Accounting Officer)

/s/ Stephen H. Cooper	January 13, 2012
Stephen H. Cooper, Director

/s/ Robert W. Cruickshank	January 13, 2012
Robert W. Cruickshank, Director

/s/ Philip James	January 13, 2012
Philip James, Director

/s/ Michael P. Mazza	January 13, 2012
Michael P. Mazza, Director

/s/ Richard T. Niner	January 13, 2012
Richard T. Niner, Director

/s/ Charlie Rentschler	January 13, 2012
Charlie Rentschler, Director

/s/ Janaki Sivanesan	January 13, 2012
Janaki Sivanesan, Director