Form 10-Q
period 2012-01-31
HURCO COMPANIES INC
filed 2012-03-09
CIK 315374

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended January 31, 2012 or
☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to _________.

Commission File No. 0-9143

HURCO COMPANIES, INC.

(Exact name of registrant as specified in its charter)

Indiana	35-1150732
(State or other jurisdiction of	(I.R.S. Employer Identification Number)
incorporation or organization)

One Technology Way
Indianapolis, Indiana	46268
(Address of principal executive offices)	(Zip code)

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

Exchange Act).                                                                                             Yes ☐ No ☒

The number of shares of the Registrant's common stock outstanding as of March 1, 2012 was 6,441,351.

HURCO COMPANIES, INC.

January 2012 Form 10-Q Quarterly Report

PART I - FINANCIAL INFORMATION

Item 1.      FINANCIAL STATEMENTS

HURCO COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Three Months Ended
	January 31
	2012	2011
	(Unaudited)

Sales and service fees	$51,126	$39,680

Cost of sales and service	34,642	27,989

Gross profit	16,484	11,691

Selling, general and administrative expenses	9,730	8,830

Operating income	6,754	2,861

Interest expense	24	5

Interest income	22	40

Investment income	6	5

Other (income) expense, net	(138)	456

Income before taxes	6,896	2,445

Provision for income taxes	2,263	899

Net income	$4,633	$1,546

Income per common share

Basic	$.71	$.24
Diluted	$.71	$.24

Weighted average common shares outstanding

Basic	6,441	6,441
Diluted	6,466	6,463

The accompanying notes are an integral part of the condensed consolidated financial statements.

HURCO COMPANIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per-share data)

	January 31 2012	October 31 2011
	(Unaudited)	(Audited)
ASSETS

Current assets:
Cash and cash equivalents	$42,667	$44,961
Accounts receivable, net	31,189	27,057
Refundable taxes	1,442	1,442
Inventories, net	80,470	81,127
Deferred income taxes	1,296	2,692
Derivative assets	3,160	1,197
Other	7,097	5,598
Total current assets	167,321	164,074

Non-current assets:
Property and equipment:
Land	782	782
Building	7,116	7,116
Machinery and equipment	16,545	16,336
Leasehold improvements	2,559	2,508
	27,002	26,742
Less accumulated depreciation and amortization	(15,648)	(15,198)
	11,354	11,544
Software development costs, less accumulated amortization	4,560	4,928
Investments and other assets, net	5,916	5,999
	$189,151	$186,545

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$36,573	$39,046
Accrued expenses and other	13,299	13,983
Accrued warranty expenses	1,760	1,725
Derivative liabilities	856	1,609
Short-term debt	1,506	865
Total current liabilities	53,994	57,228

Non-current liabilities:
Deferred income taxes	1,991	1,982
Deferred credits and other	1,154	1,123
Total liabilities	57,139	60,333

Shareholders’ equity:
Preferred stock: no par value per share, 1,000,000 shares authorized, no shares issued	—	—
Common stock: no par value, $.10 stated value per share, 12,500,000 shares authorized, 6,496,453 and 6,471,710 shares issued; and 6,441,351 and 6,440,851 shares outstanding, as of January 31, 2012 and October 31, 2011, respectively	644	644
Additional paid-in capital	52,812	52,614
Retained earnings	79,581	74,948
Accumulated other comprehensive loss	(1,025)	(1,994)
Total shareholders’ equity	132,012	126,212
	$189,151	$186,545

The accompanying notes are an integral part of the condensed consolidated financial statements.

HURCO COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended
	January 31
	2012	2011
	(Unaudited)
Cash flows from operating activities:
Net income	$4,633	$1,546
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Provision for doubtful accounts	(6)	54
Deferred income taxes	97	120
Equity in (income) loss of affiliates	(90)	5
Depreciation and amortization	1,087	1,067
Foreign currency (gain) loss	2,763	(14)
Unrealized (gain) loss on derivatives	(586)	134
Stock-based compensation	197	71
Change in assets and liabilities:
(Increase) decrease in accounts receivable and refundable taxes	(4,830)	2,280
(Increase) decrease in inventories	(614)	(2,968)
Increase (decrease) in accounts payable	(2,468)	(1,754)
Increase (decrease) in accrued expenses	(317)	1,917
Net change in derivative assets and liabilities	128	(457)
Other	(1,861)	356
Net cash provided by (used for) operating activities	(1,867)	2,357

Cash flows from investing activities:
Purchase of property and equipment	(341)	(168)
Software development costs	(203)	(373)
Other investments	(32)	(12)
Net cash provided by (used for) investing activities	(576)	(553)

Cash flows from financing activities:
Borrowings on short-term debt	631	—
Proceeds from exercise of common stock options	1	—
Net cash provided by (used for) financing activities	632	—

Effect of exchange rate changes on cash	(483)	230

Net increase (decrease) in cash and cash equivalents	(2,294)	2,034

Cash and cash equivalents at beginning of period	44,961	48,255

Cash and cash equivalents at end of period	$42,667	$50,289

The accompanying notes are an integral part of the condensed consolidated financial statements.

HURCO COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

For the three months ended January 31, 2012 and 2011

(Unaudited)

(In thousands, except shares outstanding)	Common stock		Additional		Accumulated other comprehensive
	Shares outstanding	Amount	paid-in capital	Retained earnings	Income (loss)	Total

Balances, October 31, 2010	6,440,851	$644	$52,144	$63,824	$(1,872)	$114,740

Net income	—	—	—	1,546	—	1,546

Translation of foreign currency financial statements	—	—	—	—	682	682

Realized gains on derivative instruments reclassified into operations, net of tax of $(129)	—	—	—	—	(220)	(220)

Unrealized gains on derivative instruments, net of tax of $582	—	—	—	—	989	989

Comprehensive income	—	—	—	—	—	2,997

Stock-based compensation expense	—	—	71	—	—	71

Balances, January 31, 2011 (Unaudited)	6,440,851	$644	$52,215	$65,370	$(421)	$117,808

Balances, October 31, 2011	6,440,851	$644	$52,614	$74,948	$(1,994)	$126,212

Net income	—	—	—	4,633	—	4,633

Translation of foreign currency financial statements	—	—	—	—	(1,176)	(1,176)

Realized loss on derivative instruments reclassified into operations, net of tax of $247	—	—	—	—	429	429

Unrealized gain on derivative instruments, net of tax of $987	—	—	—	—	1,716	1,716

Comprehensive income	—	—	—	—	—	5,602

Exercise of common stock options	500	—	1	—	—	1

Stock-based compensation expense	—	—	197	—	—	197

Balances, January 31, 2012 (Unaudited)	6,441,351	$644	$52,812	$79,581	$(1,025)	$132,012

The accompanying notes are an integral part of the condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	GENERAL

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

The condensed financial information as of January 31, 2012 and for the three months ended January 31, 2012 and January 31, 2011 is unaudited; however, in our opinion, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary to present fairly our consolidated financial position, results of operations, changes in shareholders’ equity and cash flows at the end of the interim periods. We suggest that you read these condensed consolidated financial statements in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended October 31, 2011.

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

We operate on a global basis and are exposed to the risk that our financial condition, results of operations and cash flows could be adversely affected by changes in foreign currency exchange rates. To reduce the potential effects of foreign exchange rate movements on our net equity investment in one of our foreign subsidiary’s gross profit and net earnings, we enter into derivative financial instruments in the form of foreign exchange forward contracts with a major financial institution. We are primarily exposed to foreign currency exchange rate risk with respect to transactions and net assets denominated in Euros, Pounds Sterling, Canadian Dollars, South African Rand, Singapore Dollars, Indian Rupee, Chinese Yuan and New Taiwan Dollars.

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

We had forward contracts outstanding as of January 31, 2012, denominated in Euros, Pounds Sterling and New Taiwan Dollars with set maturity dates ranging from February 2012 through January 2013. The contract amounts, expressed at forward rates in U.S. Dollars at January 31, 2012, were $36.4 million for Euros, $10.1 million for Pounds Sterling and $29.1 million for New Taiwanese Dollars. At January 31, 2012, we had approximately $1.2 million of gains, net of tax, related to cash flow hedges deferred in Accumulated other comprehensive loss. Of this amount, $1.2 million represents unrealized gains, net of tax, related to cash flow hedge instruments that remain subject to currency fluctuation risk. The majority of these deferred gains will be recorded as an adjustment to Cost of sales and service in periods through January 2013, when the corresponding inventory that is the subject of the related hedge contract is sold, as described above.

We are also exposed to foreign currency exchange risk related to our investment in net assets in foreign countries. To manage this risk, we have maintained a forward contract with a notional amount of €3.0 million. We designated this forward contract as a hedge of our net investment in Euro denominated assets. We selected the forward method under Financial Accounting Standards Board, or FASB, guidance related to the accounting for derivatives instruments and hedging activities. The forward method requires all changes in the fair value of the contract to be reported as a cumulative translation adjustment in Accumulated other comprehensive loss, net of tax, in the same manner as the underlying hedged net assets. This forward contract matures in November 2012. At January 31, 2012, we had $227,000 of realized gains and $78,000 of unrealized gains, net of tax, recorded as cumulative translation adjustments in Accumulated other comprehensive loss related to this forward contract.

Derivatives Not Designated as Hedging Instruments

We also enter into foreign currency forward exchange contracts to protect against the effects of foreign currency fluctuations on receivables and payables denominated in foreign currencies. These derivative instruments are not designated as hedges under the FASB guidance and, as a result, changes in their fair value are reported currently as Other (income) expense, net, in the Condensed Consolidated Statements of Operations consistent with the transaction gain or loss on the related receivables and payables denominated in foreign currencies.

We had forward contracts outstanding as of January 31, 2012, in Euros, Pounds Sterling, Canadian Dollars, South African Rand, and New Taiwan Dollars with set maturity dates ranging from February 2012 through April 2012. The aggregate amount of these contracts at forward rates in U.S. Dollars at January 31, 2012 for Euros, Pounds Sterling, Canadian Dollars, South African Rand and New Taiwan Dollars totaled $34.3 million.

Fair Value of Derivative Instruments

We recognize the fair value of derivative instruments as assets and liabilities on a gross basis on our Condensed Consolidated Balance Sheets. As of January 31, 2012 and October 31, 2011, all derivative instruments were recorded at fair value on the balance sheets as follows (in thousands):

	January 31, 2012		October 31, 2011
	Balance sheet	Fair	Balance sheet	Fair
Derivatives	location	value	location	value

Designated as hedging instruments:
Foreign exchange forward contracts	Derivative assets	$2,567	Derivative assets	$634
Foreign exchange forward contracts	Derivative liabilities	$596	Derivative liabilities	$1,492

Not designated as hedging instruments:
Foreign exchange forward contracts	Derivative assets	$593	Derivative assets	$563
Foreign exchange forward contracts	Derivative liabilities	$260	Derivative liabilities	$117

Effect of Derivative Instruments on the Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Changes in Shareholders’ Equity and Income

Derivative instruments had the following effects on our Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Changes in Shareholders’ Equity and Income during the three months ended January 31, 2012 and 2011 (in thousands):

Derivatives	Amount of gain (loss) recognized in Other comprehensive loss Three months ended January 31,		Location of gain (loss) reclassified from Other comprehensive loss	Amount of gain (loss) reclassified from Other comprehensive loss Three months ended January 31,
	2012	2011		2012	2011
Designated as hedging instruments:
(Effective portion)
Foreign exchange forward contracts
– Intercompany sales/purchases	$2,703	$1,571	Cost of sales and service	$(676)	$349

Foreign exchange forward contract
– Net investment	$249	$56

We recognized a gain of $178,000 for the three months ended January 31, 2012, and a loss of $7,000 for the three months ended January 31, 2011 as a result of contracts closed early that were deemed ineffective for financial reporting purposes and did not qualify as cash flow hedges.

Derivatives	Location of gain (loss) recognized in operations	Amount of gain (loss) recognized in operations Three months ended January 31,
		2012	2011
Not designated as hedging instruments:

Foreign exchange forward contracts	Other (income) expense, net	$(1,281)	$492

3.	EQUITY INCENTIVE PLAN

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

A summary of stock option activity for the three-month period ended January 31, 2012, is as follows:

	Stock Options	Weighted Average Exercise Price

Outstanding at October 31, 2011	115,369	$20.66

Options granted	45,236	21.45
Options exercised	(500)	2.15
Options cancelled	—	—

Outstanding at January 31, 2012	160,105	$20.94

Summarized information about outstanding stock options as of January 31, 2012, that have already vested and those that are expected to vest, as well as stock options that are currently exercisable, are as follows:

	Options already vested and expected to vest	Options currently exercisable

Number of outstanding options	160,105	77,356

Weighted average remaining contractual life (years)	7.66	4.72
Weighted average exercise price per share	$20.94	$23.00

Intrinsic value of outstanding options	$650,000	$272,000

The intrinsic value of an outstanding stock option is calculated as the difference between the stock price as of January 31, 2012 and the exercise price of the option.

On December 14, 2011, the Compensation Committee granted a total of 45,236 stock options under the 2008 Plan to our executive officers. The fair value of the options was estimated on the date of grant using a Black-Scholes valuation model with assumptions for expected volatility based on the historical volatility of our common stock of 64%, expected term of the options of five years, dividend yield rate of 0% and a risk-free interest rate of .86% based upon the five-year U.S. Treasury yield as of the date of grant. The options vest over a three-year period beginning one year from the date of grant. Based upon the foregoing factors, the grant date fair value of the stock options was determined to be $11.50 per share.

On December 14, 2011, the Compensation Committee granted a total of 24,243 shares of restricted stock to our executive officers. The restricted stock vests in full three years from the date of grant provided the recipient remains employed by us through that date. The grant date fair value of the restricted stock is based on the closing sales price of our common stock on the grant date which was $21.45 per share.

A reconciliation of the Company’s restricted stock activity and related information is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at October 31, 2011	30,859	$24.38
Shares granted	24,243	21.45
Shares vested	—	—
Shares cancelled	—	—

Unvested at January 31, 2012	55,102	$23.09

During the first three months of fiscal 2012 and 2011, we recorded $197,000 and $71,000, respectively, of stock-based compensation expense related to grants of stock options and shares of restricted stock. As of January 31, 2012, there was $1.6 million of total unrecognized stock-based compensation cost that we expect to recognize by the end of the first quarter of fiscal 2015.

4.	EARNINGS PER SHARE

Per share results have been computed based on the average number of common shares outstanding. The computation of basic and diluted net income per share is determined using net income applicable to common shareholders as the numerator and the number of shares included in the denominator as follows (in thousands, except per share amounts):

	Three months ended
	January 31,
	2012		2011
(in thousands, except per share amount)	Basic	Diluted	Basic	Diluted

Net income	$4,633	$4,633	$1,546	$1,546
Undistributed earnings
Allocated to participating shares	(39)	(39)	(6)	(6)
Net income applicable to common shareholders	$4,594	$4,594	$1,540	$1,540
Weighted average shares outstanding	6,441	6,441	6,441	6,441
Stock options	—	25	—	22
	6,441	6,466	6,441	6,463
Income per share	$0.71	$0.71	$.24	$.24

5.	ACCOUNTS RECEIVABLE

Accounts receivable are net of allowances for doubtful accounts of $602,000 as of January 31, 2012 and $608,000 as of October 31, 2011.

6.	INVENTORIES

Inventories, priced at the lower of cost (first-in, first-out method) or market, are summarized below (in thousands):

	January 31, 2012	October 31, 2011
Purchased parts and sub-assemblies	$19,312	$20,925
Work-in-process	15,697	15,440
Finished goods	45,461	44,762
	$80,470	$81,127

7.	SEGMENT INFORMATION

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

From time to time, our subsidiaries guarantee third party payment obligations in connection with the sale of machines to customers that use financing. As of January 31, 2012, we had 23 outstanding third party payment guarantees totaling approximately $1.3 million. The terms of these guarantees are consistent with the underlying customer financing terms. Upon shipment of a machine, the customer has the risk of ownership. The customer does not obtain title, however, until it has paid for the machine. A retention of title clause allows us to recover the machine if the customer defaults on the financing. We accrue for potential liabilities under these guarantees when we believe a loss is probable and can be estimated.

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

	Three months ended
	January 31, 2012	January 31, 2011
Balance, beginning of period	$1,725	$1,591
Provision for warranties during the period	900	535
Charges to the reserve	(850)	(485)
Impact of foreign currency translation	(15)	28
Balance, end of period	$1,760	$1,669

The increased provision in the three months ended January 31, 2012 compared to the three months ended January 31, 2011 reflects the increased volume of sales and anticipated claims related to machines under warranty and the sale of a greater number of our higher performance machines which have a higher cost per claim.

9.	COMPREHENSIVE INCOME

A reconciliation of our net income to comprehensive income is as follows (in thousands):

	Three months ended
	January 31, 2012	January 31, 2011
Net income	$4,633	$1,546
Translation of foreign currency financial statements	(1,176)	682
Realized (gains) losses on derivative instruments reclassified into operations, net of tax	429	(220)
Unrealized gains (losses) on derivative instruments, net of tax	1,716	989
Comprehensive income	$5,602	$2,997

10.	DEBT AGREEMENTS

We are party to a domestic credit agreement that provides us with a $15.0 million revolving credit facility and maximum outstanding letters of credit of $3.0 million. Borrowings under this agreement may be used for general corporate purposes and bear interest at a floating rate, based either on LIBOR or the prime rate, plus an applicable margin.  The agreement contains financial covenants, including restrictions on incurring additional debt, making acquisitions, or paying dividends if we report a cumulative net loss for four consecutive quarters. We also have an uncommitted credit facility in Taiwan in the amount of 100.0 million New Taiwan Dollars (approximately $3.4 million) in addition to a £1.0 million revolving credit facility in the United Kingdom and a €1.5 million revolving credit facility in Germany.  The domestic and United Kingdom facilities mature on December 7, 2012. The credit facility in Germany does not have an expiration date.

On March 7, 2011 we entered into an uncommitted credit facility in China in the amount of 20.0 million Chinese Yuan (approximately $3.2 million) and amended our domestic credit agreement to accommodate the new facility. As of February 24, 2012 this facility was extended for another twelve months.

All of our credit facilities are unsecured.

At January 31, 2012, we had $1.5 million of borrowings outstanding under our credit facility in China and had no other borrowings under any of our other credit facilities. At January 31, 2012, we were in compliance with the covenants contained in all of our credit facilities and had an aggregate of $23.6 million available for borrowings under our credit facilities.

11.	INCOME TAXES

Our effective tax rate for the first three months of fiscal 2012 was 33% in comparison to 37% for the same period in fiscal 2011. We recorded an income tax provision during the first three months of fiscal 2012 of approximately $2.3 million compared to $899,000 for the same period in fiscal 2011, as a result of the increase in pre-tax income period-over-period.

Our unrecognized tax benefits were $275,000 as of January 31, 2012 and October 31, 2011 and in each case included accrued interest.

We recognize accrued interest and penalties related to unrecognized tax benefits as components of our income tax provision.  We believe our unrecognized tax positions meet the minimum statutory threshold to avoid payment of penalties and, therefore, no tax penalties have been estimated.  As of January 31, 2012, the gross amount of interest accrued, reported in Accrued expenses and other, was approximately $31,000, which did not include the federal tax benefit of interest deductions.

We file U.S. federal and state income tax returns, as well as tax returns in several foreign jurisdictions.  The statutes of limitations with respect to unrecognized tax benefits will expire between July 2014 and July 2015.

The Internal Revenue Service (IRS) is currently examining our federal income tax returns for the years 2006-2010. At this time, we do not expect to have any significant examination adjustments that would result in a material change to our financial position or results of operations.

12.	FINANCIAL INSTRUMENTS

The carrying amounts for our trade receivables and payables approximate their fair values. We also have financial instruments in the form of foreign currency forward exchange contracts as described in Note 2. The U.S. Dollar equivalent notional amounts of these contracts were $116.7 million and $126.4 million at January 31, 2012 and October 31, 2011, respectively. The fair value of Derivative assets recorded on our Condensed Consolidated Balance Sheets was $3.2 million at January 31, 2012 and $1.2 million at October 31, 2011. The fair value of Derivative liabilities recorded on our Condensed Consolidated Balance Sheets was $856,000 at January 31, 2012 and $1.6 million at October 31, 2011.

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

FASB fair value guidance establishes a three-tier fair value hierarchy, which categorizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exist, therefore requiring an entity to develop its own assumptions.

In accordance with this guidance, the following table represents the fair value hierarchy for our financial assets and liabilities measured at fair value as of January 31, 2012 and October 2011 (in thousands):

	Assets		Liabilities
	January 31, 2012	October 31, 2011	January 31, 2012	October 31, 2011

Level 1
Deferred Compensation	$794	$741	$-	$-

Level 2
Derivatives	$3,160	$1,197	$856	$1,609

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

During the first three months of fiscal 2012, we did not have any significant non-recurring measurements of nonfinancial assets and nonfinancial liabilities.

13. EMPLOYEE BENEFITS

We have defined contribution plans that include a majority of our employees, under which our matching contributions are primarily discretionary. The purpose of these plans is generally to provide additional financial security during retirement by providing employees with an incentive to save throughout their employment. Our matching contributions to the plans are based on employee contributions or compensation. From April 1, 2009 to December 31, 2010, we suspended our discretionary contributions to the U.S. plan as a cost reduction measure; however, effective January 1, 2011 we reinstated our matching contributions to that plan in an amount equal to 25% of the first 6% of a participant’s annual earnings contributed, up to the maximum permitted by law. Effective January 1, 2012, we increased our matching contributions to 50% of the first 6% of a participant’s annual earnings contributed, up the maximum permitted by law. Our total contributions to all plans were approximately $89,000 and $46,000, for the three months ended January 31, 2012 and 2011, respectively.

14. NEW ACCOUNTING PRONOUNCEMENTS

In June 2011, the FASB amended Accounting Standards Update (ASU) 2011-05, Comprehensive Income, Presentation of Comprehensive Income, which will require companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements. It eliminates the option to present components of other comprehensive income as part of the statement of changes in shareholders’ equity. The guidance in ASU 2011-05 does not change the items which must be reported in other comprehensive income, how such items are measured, or when they must be reclassified to net income. The guidance in ASU 2011-05 is effective for fiscal years and interim periods within those years beginning after December 15, 2011, and should be applied retrospectively. Since the provisions of ASU 2011-05 are presentation related only, we do not expect the adoption of ASU 2011-05 to have a material effect on our consolidated financial statements.

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

The following overview is intended to provide a brief explanation of the principal factors that have contributed to our recent financial performance. This overview is intended to be read in conjunction with the more detailed information included in our financial statements that appear elsewhere in this report.

From fiscal 2004 through fiscal 2008, we experienced a period of sustained growth due to the strong worldwide demand for machine tools, the expansion of our product line to include higher-performance machines, increased customer acceptance of our products, and the strength of our selling and manufacturing operations outside the United States. In fiscal 2009 we began experiencing the effects of the world-wide recession. In fiscal 2009 and 2010 we took steps to reduce production and operating costs. In fiscal 2011, worldwide demand for machine tools increased as global manufacturing rebounded from the recession and we were able to ramp up production and return to profitability. We continued to experience increased demand in the first quarter of fiscal 2012.

The market for machine tools is international in scope. We have both significant foreign sales and foreign manufacturing operations. During the past three fiscal years, approximately 63% of our revenues were attributable to customers located in Europe and 10% of our sales were attributable to customers located in Asia. During the first quarter of fiscal 2012, 58% of our sales were attributable to customers in Europe, 30% of our sales were attributable to customers in North America, and 12% of our sales were attributable to customers in Asia. The increase in North America reflects an improvement in industrial manufacturing. The increase in Asia reflects increased market penetration. We sell our products through more than 100 independent agents and distributors in countries throughout North America, Europe and Asia. We also have our own direct sales and service organizations in Canada, China, France, Germany, India, Italy, Poland, Singapore, South Africa, the United Kingdom and certain parts of the United States. The vast majority of our machine tools are manufactured to our specifications primarily by our wholly owned subsidiary in Taiwan, Hurco Manufacturing Limited (HML). Machine castings and components to support HML’s production are manufactured at our facility in Ningbo, China. We also manufacture certain machine tools for the Chinese market at the Ningbo plant.

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

As the global manufacturing industry began to rebound from the economic downturn, we increased production at our manufacturing facilities to meet growing demand.

In the first quarter of fiscal 2012, our business continued to benefit from increased global demand for machine tools. Sales for the first quarter of fiscal 2012 were 29% higher than in the corresponding quarter of fiscal 2011. Unit orders in the first quarter of fiscal 2012 were 20% and 22% higher than the third and fourth quarters of fiscal 2011, respectively. Our gross profit for the first quarter of fiscal 2012 was $16.5 million, or 32% of sales, compared to $11.7 million or 29% of sales, for the prior year period.

RESULTS OF OPERATIONS

Three Months Ended January 31, 2012 Compared to Three Months Ended January 31, 2011

Sales and Service Fees. Sales and service fees for the first quarter of fiscal 2012 were $51.1 million, an increase of $11.4 million, or 29%, from the first quarter of fiscal 2011, reflecting the continued improvement in demand we have experienced since the beginning of fiscal 2011. The effect of a stronger U.S. Dollar when translating foreign sales to U.S. Dollars for financial reporting purposes had an unfavorable impact of approximately 1%, or $385,000, on the period-to-period comparison.

The following tables set forth net sales (in thousands) by geographic region and product category for the first quarter of fiscal 2012 and 2011, respectively:

Sales and Service Fees by Geographic Region

	Three months ended January 31,				Change
	2012		2011		Amount	%
North America	$15,326	30%	$13,462	34%	$1,864	14%
Europe	29,919	58%	21,279	54%	8,640	41%
Asia Pacific	5,881	12%	4,939	12%	942	19%
Total	$51,126	100%	$39,680	100%	$11,446	29%

The increase in sales was driven by higher customer demand, particularly in Europe, as a result of the rebound in industrial manufacturing activity that began during the first quarter of fiscal 2011. Compared to the prior year period, unit shipments for the first quarter of fiscal 2012 increased in North America by 4%, in Europe by 25%, and in the Asia Pacific sales region by 26%.

Sales and Service Fees by Product Category

	Three months ended January 31,				Change
	2012		2011		Amount	%
Computerized Machine Tools	$45,308	89%	$33,994	86%	$11,314	33%
Service Fees, Parts and Other	5,818	11%	5,686	14%	132	2%
Total	$51,126	100%	$39,680	100%	$11,446	29%

Orders. Orders for the first quarter of fiscal 2012 were $48.9 million, an increase of $4.6 million, or 10%, from the corresponding period in fiscal 2011. The impact of currency translation on orders was consistent with the impact on sales. Unit orders for the first quarter of fiscal 2012 increased 3% in North America, but decreased 4% in Europe and 13% in the Asia Pacific region compared to the prior year period. During the first and second quarters of fiscal 2011, we experienced a significant upturn in our business, which was reflected in our unit orders for those quarters. While unit orders for the first quarter of fiscal 2012 did not outpace the rebound in orders we experienced during the first two quarters of fiscal 2011, the unit orders for the quarter did outpace the last two consecutive quarters by 20% and 22%, respectively, primarily due to increased demand in North America and Europe where industrial markets continue to experience recoveries.

Gross Profit. Gross profit for the first quarter of fiscal 2012 was $16.5 million, or 32% of sales, compared to $11.7 million, or 29% of sales, for the same period in 2011. The increase in gross profit was primarily the result of increased sales in Europe and North America and the resulting leveraging of fixed costs across those sales.

Operating Expenses. Selling, general and administrative expenses were $9.7 million for the first quarter of fiscal 2012, an increase of $900,000, or 10%, over the first quarter of fiscal 2011. The increase was primarily related to higher sales commissions and sales and marketing expenses.  Despite the dollar increase, selling, general and administrative expenses were 19% of sales and service fees during the first quarter of fiscal 2012 compared to 22% for the first quarter of fiscal 2011 because of the resulting leveraging of operating costs across higher sales.

Operating Income . Operating income for the first quarter of fiscal 2012 was $6.8 million compared to $2.9 million for the prior year period. The substantial improvement in operating income period-over-period was primarily due to the significant increase in sales and the resulting leveraging of fixed costs across those sales.

Other (Income) Expense, Net. The increase in other income of $594,000 for the first quarter of fiscal 2012 compared to the same period in fiscal 2011 was primarily due to an increase in net realized and unrealized gains from foreign currency fluctuations on payables and receivables, net of foreign currency forward exchange contracts.

Income Taxes. Our effective tax rate for the first three months of fiscal 2012 was 33% in comparison to 37% for the same period in fiscal 2011. The decrease in the effective income tax rate is primarily driven from a shift in income from the U.S. to our foreign locations. We recorded an income tax provision during the first three months of fiscal 2012 of approximately $2.3 million compared to $899,000 for the same period in fiscal 2011, as a result of the increase in pre-tax income period-over-period.

Three Months Ended January 31, 2011 Compared to Three Months Ended January 31, 2010

Sales and Service Fees. Sales and service fees for the first quarter of fiscal 2011 were $39.7 million, an increase of $19.1 million, or 92%, from the first quarter of fiscal 2010. The increase in first quarter revenues reflected the substantial improvement in industrial manufacturing activity following significant declines in fiscal 2009 and 2010. The effect of a stronger U.S. Dollar when translating foreign sales to U.S. Dollars for financial reporting purposes had a negative impact of approximately 5%, or $1.1 million, on the period-to-period comparison.

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

LIQUIDITY AND CAPITAL RESOURCES

At January 31, 2012, we had cash of $42.7 million, compared to $45.0 million at October 31, 2011. Approximately 62% of the $42.7 million of cash is denominated in U.S. Dollars. The balance is held outside the U.S. in the local currencies of our various foreign entities and is subject to fluctuations in currency exchange rates.

Working capital, excluding cash, was $70.7 million at January 31, 2012, compared to $61.9 million at October 31, 2011. The increase in working capital, excluding cash, was primarily due to an increase in accounts receivable and a decrease in accounts payable and accrued expenses during the first quarter of fiscal 2012. Accounts receivable have increased due to a higher volume of sales, while accounts payable and accrued expenses have decreased due to the timing of vendor payments and payments to employees for fiscal 2011 performance bonuses.

Capital expenditures of $544,000 during the first three months of fiscal 2012 were primarily for implementation of operating systems, purchase of factory equipment for production facilities in Taiwan and software development costs. We funded these expenditures with cash on hand.

At January 31, 2012, we had $1.5 million of borrowings outstanding under our credit facility in China and had no other borrowings under any of our other credit facilities. The increase in the borrowings on the credit facility in China from October 31, 2011 to January 31, 2012 was to meet working capital needs as production levels are being increased to meet current demand. At January 31, 2012, we were in compliance with the covenants contained in all of our credit facilities and had an aggregate of $23.6 million available for borrowings under our credit facilities.

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

CRITICAL ACCOUNTING POLICIES

Our accounting policies, which are described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2011, require management to make significant estimates and assumptions using information available at the time the estimates are made. These estimates and assumptions significantly affect various reported amounts of assets, liabilities, revenues, and expenses. If our future experience differs materially from these estimates and assumptions, our results of operations and financial condition would be affected. There were no material changes to our critical accounting policies during the first quarter of fiscal 2012.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

There have been no material changes related to contractual obligations and commitments from the information provided in our Annual Report on Form 10-K for the fiscal year ended October 31, 2011.

OFF BALANCE SHEET ARRANGEMENTS

From time to time, our subsidiaries guarantee third party payment obligations in connection with the sale of machines to customers that use financing. We follow Financial Accounting Standards Board, or FASB, guidance for accounting for contingencies with respect to these guarantees. As of January 31, 2012, we had 23 outstanding third party payment guarantees totaling approximately $1.3 million. The terms of these guarantees are consistent with the underlying customer financing terms. Upon shipment of a machine, the customer has the risk of ownership. The customer does not obtain title, however, until it has paid for the machine. A retention of title clause allows us to recover the machine if the customer defaults on the financing. We accrue for potential liabilities under these guarantees when we believe a loss is probable and can be estimated.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

Certain statements made in this report constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from those expressed or implied by the statements. These risks, uncertainties and other factors include:

•	The cyclical nature of the machine tool industry;
•	Uncertain economic conditions may adversely affect overall demand, particularly in Europe
•	The risks of our international operations;
•	The limited number of our manufacturing sources;

•	The effects of changes in currency exchange rates;
•	Our dependence on new product development;
•	Possible obsolescence of our technology and the need to make technological advances;
•	Competition with larger companies that have greater financial resources;
•	Increases in the prices of raw materials, especially steel and iron products;
•	Acquisitions that could disrupt our operations and affect operating results;
•	Impairment of our assets;
•	Negative or unforeseen tax consequences;
•	The need to protect our intellectual property assets;
•	The effect of the loss of members of senior management and key personnel; and
•	Governmental actions and initiatives, including import and export restrictions and tariffs.

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

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Interest on borrowings on our credit agreements are tied to prevailing domestic and foreign interest rates. At January 31, 2011, we had $1.5 million of borrowings outstanding under our credit facility in China, but had no other debt or borrowings under any of our other credit agreements.

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

Forward contracts for the sale or purchase of foreign currencies as of January 31, 2012, which are designated as cash flow hedges under FASB guidance related to accounting for derivative instruments and hedging activities were as follows:

	Notional Amount	Weighted Avg.		Contract Amount at Forward Rates in U.S. Dollars
Forward Contracts	in Foreign Currency	Forward Rate		Contract Date	January 31, 2012	Maturity Dates
Sale Contracts:
Euro	27,825,000	1.3843		38,518,148	36,438,904	February 2012 – January 2013
Pound Sterling	6,450,000	1.5892		10,250,467	10,146,390	February 2012 – January 2013
Purchase Contracts:
New Taiwan Dollar	857,000,000	29.143	*	29,406,565	29,071,988	February 2012 – January 2013

*NT Dollars per U.S. Dollar

Forward contracts for the sale or purchase of foreign currencies as of January 31, 2012, which were entered into to protect against the effects of foreign currency fluctuations on receivables and payables and are not designated as hedges under this guidance denominated in foreign currencies, were as follows:

				Contract Amount at Forward Rates in U.S. Dollars
Forward Contracts	Notional Amount in Foreign Currency	Weighted Avg. Forward Rate		Contract Date	January 31, 2012	Maturity Dates
Sale Contracts:
Euro	15,611,946	1.3286		20,741,313	20,433,554	February 2012 – April 2012
Pound Sterling	1,226,661	1.5474		1,898,110	1,931,881	February 2012 – March 2012
Canadian Dollar	621,070	0.9972		619,303	618,332	April 2012
South African Rand	4,662,812	0.1273		593,762	589,727	April 2012

Purchase Contracts:
New Taiwan Dollar	317,561,280	29.901	*	10,620,588	10,716,504	February 2012 – March 2012

* NT Dollars per U.S. Dollar

We are also exposed to foreign currency exchange risk related to our investment in net assets in foreign countries. To manage this risk, we have maintained a forward contract with a notional amount of €3.0 million. We designated this forward contract as a hedge of our net investment in Euro denominated assets. We selected the forward method under FASB, guidance related to the accounting for derivatives instruments and hedging activities. The forward method requires all changes in the fair value of the contract to be reported as a cumulative translation adjustment in Accumulated other comprehensive loss, net of tax, in the same manner as the underlying hedged net assets. This forward contract matures in November 2012. At January 31, 2012, we had $227,000 of realized gains and $78,000 of unrealized gains, net of tax, recorded as cumulative translation adjustments in Accumulated other comprehensive loss related to this forward contract. Forward contracts for the sale or purchase of foreign currencies as of January 31, 2012, which are designated as net investment hedges under this guidance were as follows:

			Contract Amount at Forward Rates in U.S. Dollars
Forward Contracts	Notional Amount in Foreign Currency	Weighted Avg. Forward Rate	Contract Date	January 31, 2012	Maturity Date
Sale Contracts:
Euro	3,000,000	1.3520	4,056,000	3,932,940	November 2012

Item 4. CONTROLS AND PROCEDURES

We carried out an evaluation under the supervision and with participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2012, pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of the evaluation date.

There were no changes in our internal controls over financial reporting during the quarter ended January 31, 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

We are involved in various claims and lawsuits arising in the normal course of our business. We believe it is remote that any of these claims will have a material adverse effect on our consolidated financial position or results of operations.

Item 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed in Part I, Item 1A – Risk Factors in our Annual Report on Form 10-K for the year ended October 31, 2011.

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

March 9, 2012

