Form 10-Q
period 2012-04-30
HURCO COMPANIES INC
filed 2012-06-08
CIK 315374

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended April 30, 2012 or
☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to _________.

Commission File No. 0-9143

HURCO COMPANIES, INC.

(Exact name of registrant as specified in its charter)

Indiana	35-1150732
(State or other jurisdiction of	(I.R.S. Employer Identification Number)
incorporation or organization)

One Technology Way
Indianapolis, Indiana	46268
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code     (317) 293-5309

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

                                                                                                                                                                        Yes ☐  No ☒

The number of shares of the Registrant's common stock outstanding as of June 1, 2012 was 6,447,210.

HURCO COMPANIES, INC.

April 2012 Form 10-Q Quarterly Report

PART I - FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

HURCO COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	April 30		April 30
	2012	2011	2012	2011
	(Unaudited)		(Unaudited)

Sales and service fees	$45,965	$41,576	$97,091	$81,256

Cost of sales and service	32,572	28,925	67,214	56,914

Gross profit	13,393	12,651	29,877	24,342

Selling, general and administrative expenses	9,288	9,254	19,018	18,084

Operating income	4,105	3,397	10,859	6,258

Interest expense	38	9	62	14

Interest income	19	32	41	72

Investment income (expense)	(4)	2	2	7

Other (income) expense, net	17	23	(121)	479

Income before taxes	4,065	3,399	10,961	5,844

Provision for income taxes	1,103	1,050	3,366	1,949

Net income	$2,962	$2,349	$7,595	$3,895

Income per common share

Basic	$.46	$.36	$1.17	$.60
Diluted	$.45	$.36	$1.16	$.60

Weighted average common shares outstanding

Basic	6,443	6,441	6,442	6,441
Diluted	6,479	6,489	6,473	6,476

The accompanying notes are an integral part of the condensed consolidated financial statements.

HURCO COMPANIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per-share data)

	April 30 2012	October 31 2011
	(Unaudited)	(Audited)

ASSETS
Current assets:
Cash and cash equivalents	$40,113	$44,961
Accounts receivable, net	29,841	27,057
Refundable taxes	1,264	1,442
Inventories, net	92,889	81,127
Deferred income taxes	1,394	2,692
Derivative assets	1,734	1,197
Other	8,808	5,598
Total current assets	176,043	164,074

Non-current assets:
Property and equipment:
Land	782	782
Building	7,116	7,116
Machinery and equipment	16,873	16,336
Leasehold improvements	2,821	2,508
	27,592	26,742
Less accumulated depreciation and amortization	(16,188)	(15,198)
	11,404	11,544
Software development costs, less accumulated amortization	4,166	4,928
Investments and other assets, net	6,002	5,999
	$197,615	$186,545

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$43,184	$39,046
Accrued expenses and other	11,033	13,983
Accrued warranty expenses	1,693	1,725
Derivative liabilities	575	1,609
Short-term debt	1,991	865
Total current liabilities	58,476	57,228

Non-current liabilities:
Deferred income taxes	1,977	1,982
Deferred credits and other	1,212	1,123
Total liabilities	61,665	60,333

Shareholders’ equity:
Preferred stock: no par value per share, 1,000,000 shares authorized, no shares issued	—	—
Common stock: no par value, $.10 stated value per share, 12,500,000 shares authorized, 6,502,928 and 6,471,710 shares issued; and 6,447,210 and 6,440,851 shares outstanding, as of April 30, 2012 and October 31, 2011, respectively	645	644
Additional paid-in capital	53,036	52,614
Retained earnings	82,543	74,948
Accumulated other comprehensive loss	(274)	(1,994)
Total shareholders’ equity	135,950	126,212
	$197,615	$186,545

The accompanying notes are an integral part of the condensed consolidated financial statements.

HURCO COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended April 30		Six Months Ended April 30
	2012	2011	2012	2011
	(Unaudited)		(Unaudited)
Cash flows from operating activities:
Net income	$2,962	$2,349	$7,595	$3,895
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Provision for doubtful accounts	(41)	(256)	(47)	(202)
Deferred income taxes	86	110	183	230
Equity in income of affiliates	(108)	(22)	(198)	(17)
Depreciation and amortization	1,153	1,079	2,240	2,146
Foreign currency (gain) loss	(823)	(3,306)	1,940	(3,320)
Unrealized (gain) loss on derivatives	994	(422)	408	(288)
Stock-based compensation	225	123	422	194
Change in assets and liabilities:
(Increase) decrease in accounts receivable and refundable taxes	1,872	(4,364)	(2,958)	(2,084)
(Increase) decrease in inventories	(10,982)	(7,863)	(11,596)	(10,831)
Increase (decrease) in accounts payable	5,920	8,376	3,452	6,622
Increase (decrease) in accrued expenses	(2,463)	(152)	(2,780)	1,765
Net change in derivative assets and liabilities	(368)	1,044	(240)	587
Other	(739)	845	(2,600)	1,201
Net cash provided by (used for) operating activities	(2,312)	(2,459)	(4,179)	(102)

Cash flows from investing activities:
Purchase of property and equipment	(553)	(207)	(894)	(375)
Software development costs	(213)	(279)	(416)	(652)
Other investments	2	28	(30)	16
Net cash provided by (used for) investing activities	(764)	(458)	(1,340)	(1,011)
Cash flows from financing activities:
Proceeds from exercise of common stock options	—	—	1	—
Borrowings on short-term debt	477	637	1,108	637
Net cash provided by (used for) financing activities	477	637	1,109	637

Effect of exchange rate changes on cash	45	669	(438)	899

Net increase (decrease) in cash and cash equivalents	(2,554)	(1,611)	(4,848)	423

Cash and cash equivalents at beginning of period	42,667	50,289	44,961	48,255

Cash and cash equivalents at end of period	$40,113	$48,678	$40,113	$48,678

The accompanying notes are an integral part of the condensed consolidated financial statements.

HURCO COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

For the six months ended April 30, 2012 and 2011

(Unaudited)

(In thousands, except shares outstanding)	Common stock		Additional		Accumulated other comprehensive
	Shares outstanding	Amount	paid-in capital	Retained earnings	income (loss)	Total

Balances, October 31, 2010	6,440,851	$644	$52,144	$63,824	$(1,872)	$114,740

Net income	—	—	—	3,895	—	3,895

Translation of foreign currency financial statements	—	—	—	—	2,888	2,888

Realized gains on derivative instruments reclassified into operations, net of tax of $(184)	—	—	—	—	(313)	(313)

Unrealized loss on derivative instruments, net of tax of $(523)	—	—	—	—	(890)	(890)

Comprehensive income	—	—	—	—	—	5,580

Stock-based compensation expense	—	—	194	—	—	194

Balances, April 30, 2011 (Unaudited)	6,440,851	$644	$52,338	$67,719	$(187)	$120,514

Balances, October 31, 2011	6,440,851	$644	$52,614	$74,948	$(1,994)	$126,212

Net income	—	—	—	7,595	—	7,595

Translation of foreign currency financial statements	—	—	—	—	(252)	(252)

Realized loss on derivative instruments reclassified into operations, net of tax of $261	—	—	—	—	454	454

Unrealized gain on derivative instruments, net of tax of $873	—	—	—	—	1,518	1,518

Comprehensive income	—	—	—	—	—	9,315

Exercise of common stock options	500	—	1	—	—	1

Restricted shares vested	5,859	1	(1)	—	—	—

Stock-based compensation expense	—	—	422	—	—	422

Balances, April 30, 2012 (Unaudited)	6,447,210	$645	$53,036	$82,543	$(274)	$135,950

The accompanying notes are an integral part of the condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	GENERAL

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

The condensed financial information as of April 30, 2012 and for the three and six months ended April 30, 2012 and April 30, 2011 is unaudited; however, in our opinion, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary to present fairly our consolidated financial position, results of operations, changes in shareholders’ equity and cash flows at the end of the interim periods. We suggest that you read these condensed consolidated financial statements in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended October 31, 2011.

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

We operate on a global basis and are exposed to the risk that our financial condition, results of operations and cash flows could be adversely affected by changes in foreign currency exchange rates. To reduce the potential effects of foreign exchange rate movements on our net equity investment in the gross profit and net earnings of one of our foreign subsidiaries, we enter into derivative financial instruments in the form of foreign exchange forward contracts with a major financial institution. We are primarily exposed to foreign currency exchange rate risk with respect to transactions and net assets denominated in Euros, Pounds Sterling, Canadian Dollars, South African Rand, Singapore Dollars, Indian Rupee, Chinese Yuan and New Taiwan Dollars.

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

We had forward contracts outstanding as of April 30, 2012, denominated in Euros, Pounds Sterling and New Taiwan Dollars with set maturity dates ranging from May 2012 through April 2013. The contract amounts, expressed at forward rates in U.S. Dollars at April 30, 2012, were $37.7 million for Euros, $9.6 million for Pounds Sterling and $28.4 million for New Taiwanese Dollars. At April 30, 2012, we had approximately $1.0 million of gains, net of tax, related to cash flow hedges deferred in Accumulated other comprehensive loss. Of this amount, $685,000 represents unrealized gains, net of tax, related to cash flow hedge instruments that remain subject to currency fluctuation risk. The majority of these deferred gains will be recorded as an adjustment to Cost of sales and service in periods through April 2013, when the corresponding inventory that is the subject of the related hedge contract is sold, as described above.

We are also exposed to foreign currency exchange risk related to our investment in net assets in foreign countries. To manage this risk, we have maintained a forward contract with a notional amount of €3.0 million. We designated this forward contract as a hedge of our net investment in Euro denominated assets. We selected the forward method under Financial Accounting Standards Board, or FASB, guidance related to the accounting for derivatives instruments and hedging activities. The forward method requires all changes in the fair value of the contract to be reported as a cumulative translation adjustment in Accumulated other comprehensive loss, net of tax, in the same manner as the underlying hedged net assets. This forward contract matures in November 2012. At April 30, 2012, we had $227,000 of realized gains and $49,000 of unrealized gains, net of tax, recorded as cumulative translation adjustments in Accumulated other comprehensive loss related to this forward contract.

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

We had forward contracts outstanding as of April 30, 2012, in Euros, Pounds Sterling, Canadian Dollars, the South African Rand, and New Taiwan Dollars with set maturity dates ranging from May 2012 through September 2012. The aggregate amount of these contracts at forward rates in U.S. Dollars at April 30, 2012 totaled $40.0 million.

Fair Value of Derivative Instruments

We recognize the fair value of derivative instruments as assets and liabilities on a gross basis on our Condensed Consolidated Balance Sheets. As of April 30, 2012 and October 31, 2011, all derivative instruments were recorded at fair value on the balance sheets as follows (in thousands):

	April 30, 2012		October 31, 2011
	Balance sheet	Fair	Balance sheet	Fair
Derivatives	Location	value	location	value

Designated as hedging instruments:
Foreign exchange forward contracts	Derivative assets	$1,631	Derivative assets	$634
Foreign exchange forward contracts	Derivative liabilities	$475	Derivative liabilities	$1,492

Not designated as hedging instruments:
Foreign exchange forward contracts	Derivative assets	$103	Derivative assets	$563
Foreign exchange forward contracts	Derivative liabilities	$100	Derivative liabilities	$117

Effect of Derivative Instruments on the Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Changes in Shareholders’ Equity and Income

Derivative instruments had the following effects on our Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Changes in Shareholders’ Equity and Income during the six months ended April 30, 2012 and 2011 (in thousands):

Derivatives	Amount of gain (loss) recognized in Other comprehensive loss		Location of gain (loss) reclassified from Other comprehensive loss	Amount of gain (loss) reclassified from Other comprehensive loss
	Six months ended April 30,			Six months ended April 30,
	2012	2011		2012	2011
Designated as hedging instruments: (Effective portion)

Foreign exchange forward contracts – Intercompany sales/purchases	$2,391	$(1,413)	Cost of sales and service	$(715)	$497

Foreign exchange forward contract
– Net investment	$203	$(279)

We recognized a gain of $267,000 for the six months ended April 30, 2012, and a loss of $25,000 for the six months ended April 30, 2011 as a result of contracts closed early that were deemed ineffective for financial reporting purposes and did not qualify as cash flow hedges.

Derivatives	Location of gain (loss) recognized in operations	Amount of gain (loss) Recognized in operations
		Six months ended April 30,
		2012	2011
Not designated as hedging instruments:

Foreign exchange forward contracts	Other (income) expense, net	$1,049	$(548)

Derivative instruments had the following effects on our Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Changes in Shareholders’ Equity and Income during the three months ended April 30, 2012 and 2011 (in thousands):

Derivatives	Amount of gain (loss) recognized in Other comprehensive loss		Location of gain (loss) reclassified from Other comprehensive loss	Amount of gain (loss) reclassified from Other comprehensive loss
	Three months ended April 30,			Three months ended April 30,
	2012	2011		2012	2011
Designated as hedging instruments:
(Effective portion)

Foreign exchange forward contracts – Intercompany sales/purchases	$(312)	$(2,983)	Cost of sales and service	$(39)	$148

Foreign exchange forward contract – Net investment	$(46)	$(335)

We recognized a gain of $89,000 for the three months ended April 30, 2012, and a loss of $18,000 for the three months ended April 30, 2011 as a result of contracts closed early that were deemed ineffective for financial reporting purposes and did not qualify as cash flow hedges.

Derivatives	Location of gain (loss) recognized in operations	Amount of gain (loss) Recognized in operations
		Three months ended April 30,
		2012	2011
Not designated as hedging instruments:

Foreign exchange forward contracts	Other (income)expense, net	$(232)	$(1,040)

3.	EQUITY INCENTIVE PLAN

In March 2008, we adopted the Hurco Companies, Inc. 2008 Equity Incentive Plan (the “2008 Plan”), which allows us to grant awards of stock options, Stock Appreciation Rights settled in stock (SARs), restricted shares, performance shares and performance units. The 2008 Plan replaced the 1997 Stock Option and Incentive Plan, which expired in March 2007. The Compensation Committee of the Board of Directors has authority to determine the officers, directors and key employees who will be granted awards; designate the number of shares subject to each award; determine the terms and conditions upon which awards will be granted; and prescribe the form and terms of award agreements. We have granted stock options under both plans which are currently outstanding and restricted shares under the 2008 Plan. No stock option may be exercised more than ten years after the date of grant or such shorter period as the Compensation Committee may determine at the date of grant. The total number of shares of our common stock that may be issued as awards under the 2008 Plan is 750,000. The market value of a share of our common stock, for purposes of the 2008 Plan, is the closing sale price as reported by the Nasdaq Global Select Market on the date in question or, if not a trading day, on the last preceding trading date.

A summary of stock option activity for the six-month period ended April 30, 2012, is as follows:

	Stock Options	Weighted Average Exercise Price

Outstanding at October 31, 2011	115,369	$20.66

Options granted	45,236	21.45
Options exercised	(500)	2.15
Options cancelled	—	—

Outstanding at April 30, 2012	160,105	$20.94

Summarized information about outstanding stock options as of April 30, 2012, that have already vested and those that are expected to vest, as well as stock options that are currently exercisable, are as follows:

	Options already vested and expected to vest	Options currently exercisable

Number of outstanding options	160,105	84,536

Weighted average remaining contractual life (years)	7.41	4.73
Weighted average exercise price per share	$20.94	$22.33

Intrinsic value of outstanding options	$971,000	$445,000

The intrinsic value of an outstanding stock option is calculated as the difference between the stock price as of April 30, 2012 and the exercise price of the option.

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

On March 15, 2012, the Compensation Committee granted a total of 6,475 shares of restricted stock to our non-employee directors. The restricted stock vests in full one year from the date of grant provided the recipient remains on the board of directors through that date. The grant date fair value of the restricted stock is based on the closing sales price of our common stock on the grant date which was $27.00 per share.

A reconciliation of the Company’s restricted stock activity and related information is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at October 31, 2011	30,859	$24.38
Shares granted	30,718	22.62
Shares vested	(5,859)	(29.86)
Shares cancelled	—	—
Unvested at April 30, 2012	55,718	$22.84

During the first six months of fiscal 2012 and 2011, we recorded $422,000 and $194,000, respectively, as stock-based compensation expense attributable to grants of stock options and shares of restricted stock. As of April 30, 2012, there was $1.5 million of total unrecognized stock-based compensation expense that we expect to recognize by the end of the first quarter of fiscal 2015.

4.	EARNINGS PER SHARE

Per share results have been computed based on the average number of common shares outstanding. The computation of basic and diluted net income per share is determined using net income applicable to common shareholders as the numerator and the number of shares outstanding as the denominator as follows (in thousands, except per share amounts):

	Three months ended				Six months ended
	April 30,				April 30,
	2012		2011		2012		2011
	Basic	Diluted	Basic	Diluted	Basic	Diluted	Basic	Diluted

Net income	$2,962	$2,962	$2,349	$2,349	$7,595	$7,595	$3,895	$3,895
Undistributed earnings Allocated to participating Shares	(26)	(26)	(13)	(13)	(65)	(65)	(19)	(19)
Net income applicable to common shareholders	$2,936	$2,936	$2,336	$2,336	$7,530	$7,530	$3,876	$3,876
Weighted average shares
Outstanding	6,443	6,443	6,441	6,441	6,442	6,442	6,441	6,441
Stock options	—	36	—	48	—	31	—	35
	6,443	6,479	6,441	6,489	6,442	6,473	6,441	6,476

Income per share	$0.46	$0.45	$0.36	$0.36	$1.17	$1.16	$0.60	$0.60

5.	ACCOUNTS RECEIVABLE

Accounts receivable are net of allowances for doubtful accounts of $561,000 as of April 30, 2012 and $608,000 as of October 31, 2011.

6.	INVENTORIES

Inventories, priced at the lower of cost (first-in, first-out method) or market, are summarized below (in thousands):

	April 30, 2012	October 31, 2011
Purchased parts and sub-assemblies	$21,828	$20,925
Work-in-process	16,834	15,440
Finished goods	54,227	44,762
	$92,889	$81,127

7.	SEGMENT INFORMATION

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

From time to time, our subsidiaries guarantee third party payment obligations in connection with the sale of machines to customers that use financing. As of April 30, 2012, we had 20 outstanding third party payment guarantees totaling approximately $1.2 million. The terms of these guarantees are consistent with the underlying customer financing terms. Upon shipment of a machine, the customer has the risk of ownership. The customer does not obtain title, however, until it has paid for the machine. A retention of title clause allows us to recover the machine if the customer defaults on the financing. We accrue for potential liabilities under these guarantees when we believe a loss is probable and can be estimated.

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

	Six months ended
	April 30, 2012	April 30, 2011
Balance, beginning of period	$1,725	$1,591
Provision for warranties during the period	1,586	1,250
Charges to the reserve	(1,617)	(1,101)
Impact of foreign currency translation	(1)	38
Balance, end of period	$1,693	$1,778

The increased provision for warranties in the six months ended April 30, 2012 compared to the six months ended April 30, 2011 reflects the increased volume of sales and anticipated claims related to machines under warranty and the sale of a greater number of our higher performance machines which have a higher cost per claim.

9.	COMPREHENSIVE INCOME

A reconciliation of our net income to comprehensive income is as follows (in thousands):

	Three months ended
	April 30, 2012	April 30, 2011
Net income	$2,962	$2,349
Translation of foreign currency financial statements	924	2,206
Realized (gains) losses on derivative instruments reclassified into operations, net of tax	25	(93)
Unrealized gains (losses) on derivative instruments, net of tax	(198)	(1,879)
Comprehensive income	$3,713	$2,583

10.	DEBT AGREEMENTS

We are party to a domestic credit agreement that provides us with a $15.0 million revolving credit facility and maximum outstanding letters of credit of $3.0 million. Borrowings under this agreement may be used for general corporate purposes and bear interest at a floating rate, based either on LIBOR or the prime rate, plus an applicable margin.  The agreement contains financial covenants, including restrictions on incurring additional debt, making acquisitions, or paying dividends if we report a cumulative net loss for four consecutive quarters. We also have an uncommitted credit facility in Taiwan in the amount of 100.0 million New Taiwan Dollars (approximately $3.4 million), a £1.0 million revolving credit facility in the United Kingdom and a €1.5 million revolving credit facility in Germany.  The domestic and United Kingdom facilities mature on December 7, 2012. The credit facility in Germany does not have an expiration date.

On March 7, 2011 we entered into an uncommitted credit facility in China in the amount of 20.0 million Chinese Yuan (approximately $3.2 million) and amended our domestic credit agreement to accommodate the new facility. As of February 24, 2012 this facility was extended for another twelve months.

All of our credit facilities are unsecured.

At April 30, 2012, we had $2.0 million of borrowings outstanding under our credit facility in China but no other borrowings under any of our other credit facilities. April 30, 2012, we were in compliance with the covenants contained in all of our credit facilities and had an aggregate of $23.2 million available for borrowings under those facilities.

11.	INCOME TAXES

Our effective tax rate for the first six months of fiscal 2012 was 31% in comparison to 33% for the same period in fiscal 2011. We recorded an income tax provision during the first six months of fiscal 2012 of approximately $3.4 million compared to $1.9 million for the same period in fiscal 2011, as a result of the increase in pre-tax income period-over-period.

Our unrecognized tax benefits were $304,000 as of April 30, 2012 compared to $275,000 October 31, 2011 and in each case included accrued interest.

We recognize accrued interest and penalties related to unrecognized tax benefits as components of our income tax provision.  We believe our unrecognized tax positions meet the minimum statutory threshold to avoid payment of penalties and, therefore, no tax penalties have been estimated.  As of April 30, 2012, the gross amount of interest accrued, reported in Accrued expenses and other, was approximately $36,000, which did not include the federal tax benefit of interest deductions.

We file U.S. federal and state income tax returns, as well as tax returns in several foreign jurisdictions.  The statutes of limitations with respect to unrecognized tax benefits will expire between July 2014 and July 2015.

The Internal Revenue Service (IRS) is currently examining our federal income tax returns for the years 2006-2010. At this time, we do not expect to have any significant examination adjustments that would result in a material change in our financial position or results of operations.

12.	FINANCIAL INSTRUMENTS

The carrying amounts for our trade receivables and payables approximate their fair values. We also have financial instruments in the form of foreign currency forward exchange contracts as described in Note 2. The U.S. Dollar equivalent notional amounts of these contracts were $120.1 million and $126.4 million at April 30, 2012 and October 31, 2011, respectively. The fair value of Derivative assets recorded on our Condensed Consolidated Balance Sheets was $1.7 million at April 30, 2012 and $1.2 million at October 31, 2011. The fair value of Derivative liabilities recorded on our Condensed Consolidated Balance Sheets was $575,000 at April 30, 2012 and $1.6 million at October 31, 2011.

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

In accordance with this guidance, the following table represents the fair value hierarchy for our financial assets and liabilities measured at fair value as of April 30, 2012 and October 2011 (in thousands):

	Assets		Liabilities
	April 30, 2012	October 31, 2011	April 30, 2012	October 31, 2011

Level 1
Deferred Compensation	$848	$741	$-	$-

Level 2
Derivatives	$1,734	$1,197	$575	$1,609

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

During the first six months of fiscal 2012, we did not have any significant non-recurring measurements of non-financial assets and non-financial liabilities.

13.	EMPLOYEE BENEFITS

We have defined contribution plans that include a majority of our employees, under which our matching contributions are primarily discretionary. The purpose of these plans is generally to provide additional financial security during retirement by providing employees with an incentive to save throughout their employment. Our matching contributions to the plans are based on employee contributions or compensation. From April 1, 2009 to December 31, 2010, we suspended our discretionary contributions to the U.S. plan as a cost reduction measure; however, effective January 1, 2011 we reinstated our matching contributions to that plan in an amount equal to 25% of the first 6% of a participant’s annual earnings contributed, up to the maximum permitted by law. Effective January 1, 2012, we increased our matching contributions to 50% of the first 6% of a participant’s annual earnings contributed, up the maximum permitted by law. Our total contributions to all plans were approximately $231,000 and $130,000, for the six months ended April 30, 2012 and 2011, respectively.

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

From fiscal 2004 through fiscal 2008, we experienced a period of sustained growth due to strong worldwide demand for machine tools, the expansion of our product line to include higher-performance machines, increased customer acceptance of our products, and the strength of our selling and manufacturing operations outside the United States. In fiscal 2009 we began experiencing the effects of the world-wide recession. In fiscal 2009 and 2010 we took steps to reduce production and operating costs. In fiscal 2011, worldwide demand for machine tools increased as global manufacturing rebounded from the recession and we were able to ramp up production and return to profitability.

The market for machine tools is international in scope. We have both significant foreign sales and foreign manufacturing operations. During the past three fiscal years, approximately 63% of our sales were attributable to customers located in Europe and 10% of our sales were attributable to customers located in Asia. During the first six months of fiscal 2012, 58% of our sales were attributable to customers in Europe and 14% of our sales were attributable to customers in Asia. The decrease in European sales reflects the economic uncertainty surrounding the continued debt crisis and the increase in Asian sales reflects increased market penetration.

Our sales to foreign customers are denominated, and payments by those customers are made, in the prevailing currencies—primarily the Euro, Pound Sterling and Chinese Yuan—in the countries in which those customers are located. Our product costs are incurred and paid primarily in the New Taiwan Dollar and the U.S. Dollar. Changes in currency exchange rates may have a material effect on our operating results and consolidated balance sheets as reported under U.S. Generally Accepted Accounting Principles. For example, when the U.S. Dollar weakens in value relative to a foreign currency, sales made, and expenses incurred, in that currency when translated to U.S. Dollars for reporting in our financial statements, are higher than would be the case when the U.S. Dollar is stronger. In the comparison of our period-to-period results, we discuss the effect of currency translation on those results including the increases or decreases in those results as reported in our financial statements (which reflect translation to U.S. Dollars at exchange rates prevailing during the period covered by those financial statements) and also the effect that changes in exchange rates had on those results.

Our high levels of foreign manufacturing and sales also subject us to cash flow risks due to fluctuating currency exchange rates. We seek to mitigate those risks through the use of various derivative instruments – principally foreign currency forward exchange contracts.

In the first six months of fiscal 2012, our business continued to benefit from increased global demand for machine tools. Sales for that period in fiscal 2012 were 19% higher than in the corresponding six months of fiscal 2011. Sales for the second quarter of fiscal 2012 totaled $46.0 million, an increase of $4.4 million, or 11%, compared to the second quarter of fiscal 2011. The increase in sales during the second quarter of fiscal 2012 compared to the fiscal 2011 period was driven primarily by strong demand in North America and the Asia Pacific region. However, during the second quarter of fiscal 2012, sales in Europe were down slightly compared to the prior year due to the economic uncertainty surrounding the European debt crisis and the adverse effect of a weaker Euro. Our gross profit for the first six months of fiscal 2012 was $29.9 million, or 31% of sales, compared to $24.3 million or 30% of sales, for the prior year period.

RESULTS OF OPERATIONS

Three Months Ended April 30, 2012 Compared to Three Months Ended April 30, 2011

Sales and Service Fees. Sales and service fees for the second quarter of fiscal 2012 totaled $46.0 million, an increase of $4.4 million, or 11%, compared to the second quarter of fiscal 2011. The year-over-year increase in sales includes the adverse effect of a weaker Euro in 2012 when translating foreign sales to U.S. Dollars for financial reporting purposes of approximately $1.4 million, or 3%.

The following two tables set forth net sales (in thousands) by geographic region and product category, respectively, for the second quarter of fiscal 2012 and 2011:

Sales and Service Fees by Geographic Region

	Three months ended April 30,				Change
	2012		2011		Amount	%
North America	$11,996	26%	$9,137	22%	$2,859	31%
Europe	26,646	58%	27,297	66%	(651)	(2)%
Asia Pacific	7,323	16%	5,142	12%	2,181	42%
Total	$45,965	100%	$41,576	100%	$4,389	11%

The increase in sales during the second quarter of fiscal 2012 compared to fiscal 2011 period was driven primarily by strong demand in North America and the Asia Pacific region. Sales in Europe were down slightly compared to prior year period due to the adverse effect of a weaker Euro and the growing economic uncertainty surrounding the European debt crisis. During the second quarter of fiscal 2012, unit shipments increased from the corresponding quarter in fiscal 2011 by 16% in North America and 45% in the Asia Pacific sales region, but decreased by 7% in Europe.

Sales and Service Fees by Product Category

	Three months ended April 30,				Change
	2012		2011		Amount	%
Computerized Machine Tools	$40,088	87%	$35,834	86%	$4,254	12%
Service Fees, Parts and Other	5,877	13%	5,742	14%	135	2%
Total	$45,965	100%	$41,576	100%	$4,389	11%

Orders. Orders for the second quarter of fiscal 2012 were $51.1 million, a decrease of $21.5 million, or 30%, from the corresponding period in fiscal 2011. Unit orders for the second quarter of fiscal 2012 decreased by 20% in North America, 42% in Europe and 14% in the Asia Pacific region compared to the prior year period. Orders in the second quarter of fiscal 2011 were unusually high due to a surge of customer orders that were placed during the quarter in advance of an announced price increase that went into effect at the end of that quarter. This impact was seen across all regions, but, was most notable in Europe where orders of $50.6 million represented 42% of total European orders for the entire fiscal year. When compared to the first quarter of fiscal 2012, orders for the second quarter increased by $2.2 million, or 4%. The impact of currency translation on orders was consistent with the impact on sales.

Gross Profit. Gross profit for the second quarter of fiscal 2012 was $13.4 million, or 29% of sales, compared to $12.7 million, or 30% of sales, for the prior year period, due primarily to the impact of increased sales in North America and Asia. Gross profit as a percentage of sales decreased in the 2012 quarter as a result of a lower percentage of our global sales coming from Europe, which is the primary market for our larger, higher performance machines.

Operating Expenses. Selling, general and administrative expenses in the second quarter of fiscal 2012 were $9.3 million and remained relatively unchanged from the fiscal 2011 period. Selling, general and administrative expenses were 20% of sales and service fees during the second quarter of fiscal 2012 compared to 22% for the second quarter of fiscal 2011 because of the effects of leveraging our fixed costs over increased sales.

Operating Income. Operating income for the second quarter of fiscal 2012 was $4.1 million compared to $3.4 million for the prior year period. The improvement in operating income period-over-period was primarily due to the increase in sales and the resulting effects of leveraging fixed costs over those increased sales.

Other (Income) Expense, Net. Other expense in the second quarter of fiscal 2012 was $17,000 and remained relatively unchanged from the fiscal 2011 period. Other expense consists primarily of net realized and unrealized losses from foreign currency fluctuations on payables and receivables, net of foreign currency forward exchange contracts.

Income Taxes. Our effective tax rate for the second quarter of fiscal 2012 was 27% in comparison to 31% for the same period in fiscal 2011. The decrease in the effective income tax rate was primarily due to an increase in allowable tax credits.

Six Months Ended April 30, 2012 Compared to Six Months Ended April 30, 2011

Sales and Service Fees. Sales and service fees for the first six months ended April 30, 2012 totaled $97.1 million, an increase of $15.8 million, or 19%, from the corresponding period in 2011 reflecting the continued improvement in demand we have experienced since the beginning of fiscal 2011. The unfavorable impact of currency translation on the year-over-year six-month comparison was $1.8 million, or 2%.

The following tables set forth net sales (in thousands) by geographic region and product category for the first six months of fiscal 2012 and 2011, respectively:

Net Sales and Service Fees by Geographic Region

	Six months ended April 30,				Change
	2012		2011		Amount	%
North America	$27,322	28%	$22,599	28%	$4,723	21%
Europe	56,565	58%	48,576	60%	7,989	16%
Asia Pacific	13,204	14%	10,081	12%	3,123	31%
Total	$97,091	100%	$81,256	100%	$15,835	19%

The increase in sales was primarily driven by higher customer demand in all sales regions. Unit shipments in the first six months of fiscal 2012 increased over the prior period by 9% in North America, 7% in Europe, and 36% in the Asia Pacific sales region.

Net Sales and Service Fees by Product Category

	Six months ended April 30,				Change
	2012		2011		Amount	%
Computerized Machine Tools	$85,397	88%	$69,829	86%	$15,568	22%
Service Fees, Parts and Other	11,694	12%	11,427	14%	267	2%
Total	$97,091	100%	$81,256	100%	$15,835	19%

Unit shipments of computerized machine tools during the first six months of fiscal 2012 increased by 13% from the corresponding period in fiscal 2011.

Orders. Orders for the first six months of fiscal 2012 were $100.0 million, a decrease of $16.9 million, or 14%, from the corresponding period in fiscal 2011. Orders in the first six months of fiscal 2011 were unusually high due to a surge of customer orders that were placed during the second quarter in advance of an announced price increase that went into effect at the end of that quarter. This impact was seen across all regions, however, was most notable in Europe where orders of $50.6 million for the second quarter of fiscal 2011 represented 42% of total European orders for the entire fiscal year. The impact of currency translation on orders was consistent with the impact on sales.  Unit orders for the first six months of fiscal 2012 decreased by 9% in North America, 28% in Europe and 14% in the Asia Pacific region compared to the prior year period.

Gross Profit. Gross profit for the first six months of fiscal 2012 was $29.9 million or 31% of sales, compared to $24.3 million or 30% of sales for the same period in 2011 due primarily to the result of increased sales and the effects of leveraging our fixed costs over those increased sales.

Operating Expenses. Selling, general and administrative expenses were $19.0 million for the first six months of fiscal 2012 compared to $18.1 million for the first six months of fiscal 2011 and reflected global sales and marketing initiatives implemented to promote growth in all regions. Despite the dollar increase, selling, general and administrative expenses were 20% of sales and service fees during the first six months of fiscal 2012 compared to 22% for the first six months of fiscal 2011 because of the effects of leveraging our fixed costs over increased sales.

Operating Income (Loss). Operating income for the first six months of fiscal 2012 was $10.9 million compared to operating income of $6.3 million for the prior year period. The substantial improvement in operating income year-over-year was primarily due to the significant increase in sales and the resulting effects of leveraging our fixed costs over those increased sales.

Other (Income) Expense, Net. The increase in other income of $600,000 for the first six months of fiscal 2012 compared to the same period in fiscal 2011 was primarily due to a reduction in net realized and unrealized losses from foreign currency fluctuations on payables and receivables, net of foreign currency forward exchange contracts and an increase in income from our investment in a Taiwan contract manufacturer in which we have a minority interest accounted for under the equity method.

Income Taxes. Our effective tax rate for the first six months of fiscal 2012 was 31% in comparison to 33% for the same period in fiscal 2011. The decrease in the effective income tax rate was primarily due to an increase in allowable tax credits.

LIQUIDITY AND CAPITAL RESOURCES

At April 30, 2012, we had cash of $40.1 million, compared to $45.0 million at October 31, 2011. During the first six months of fiscal 2012 inventory levels were increased to support the growth in customer demand and we funded the increase in production primarily with cash on hand and $2.0 million of borrowings from our China credit facility. Approximately 65% of the $40.1 million of cash is denominated in U.S. Dollars. The balance is held outside the U.S. in the local currencies of our various foreign entities and is subject to fluctuations in currency exchange rates.

Working capital, excluding cash, was $77.5 million at April 30, 2012, compared to $61.9 million at October 31, 2011. The increase in working capital, excluding cash, was primarily due to an increase in inventory of $11.6 million to meet anticipated improvements in demand.

Capital expenditures of $1.3 million during the first six months of fiscal 2012 were primarily for the purchase of equipment for a new production facility in Taiwan, capital improvements in existing facilities, implementation of operating systems, and software development costs. We funded these expenditures with cash on hand.

At April 30, 2012, we had $2.0 million of borrowings outstanding under our credit facility in China but no borrowings under any of our other credit facilities. The increase in the borrowings on the credit facility in China from October 31, 2011 to April 30, 2012 was to meet working capital needs as production levels increased to meet improved demand. At April 30, 2012, we were in compliance with the covenants contained in all of our credit facilities and had an aggregate of $23.2 million available for borrowings under those facilities.

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

CRITICAL ACCOUNTING POLICIES

Our accounting policies, which are described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2011, require management to make significant estimates and assumptions using information available at the time the estimates are made. These estimates and assumptions significantly affect various reported amounts of assets, liabilities, revenues, and expenses. If our future experience differs materially from these estimates and assumptions, our results of operations and financial condition would be affected. There were no material changes to our critical accounting policies during the first six months of fiscal 2012.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

There have been no material changes related to contractual obligations and commitments from the information provided in our Annual Report on Form 10-K for the fiscal year ended October 31, 2011.

OFF BALANCE SHEET ARRANGEMENTS

From time to time, our subsidiaries guarantee third party payment obligations in connection with the sale of machines to customers that use financing. We follow Financial Accounting Standards Board, or FASB, guidance for accounting for contingencies with respect to these guarantees. As of April 30, 2012, we had 20 outstanding third party payment guarantees totaling approximately $1.2 million. The terms of these guarantees are consistent with the underlying customer financing terms. Upon shipment of a machine, the customer has the risk of ownership. The customer does not obtain title, however, until it has paid for the machine. A retention of title clause allows us to recover the machine if the customer defaults on the financing. We accrue for potential liabilities under these guarantees when we believe a loss is probable and can be estimated.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

Certain statements made in this report constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from those expressed or implied by the statements. These risks, uncertainties and other factors include:

•	The cyclical nature of the machine tool industry;
•	Uncertain economic conditions may adversely affect overall demand, particularly in Europe;
•	The risks of our international operations;
•	The limited number of our manufacturing sources;
•	The effects of changes in currency exchange rates;
•	Our dependence on new product development;
•	Possible obsolescence of our technology and the need to make technological advances;
•	Competition with larger companies that have greater financial resources;
•	Increases in the prices of raw materials, especially steel and iron products;
•	Acquisitions that could disrupt our operations and affect operating results;
•	Impairment of our assets;
•	Negative or unforeseen tax consequences;
•	The need to protect our intellectual property assets;
•	The effect of the loss of members of senior management and key personnel; and
•	Governmental actions and initiatives, including import and export restrictions and tariffs.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Interest on borrowings on our credit agreements are tied to prevailing domestic and foreign interest rates. At April 30, 2012, we had $2.0 million of borrowings outstanding under our credit facility in China, but had no other debt or borrowings under any of our other credit agreements.

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

Forward contracts for the sale or purchase of foreign currencies as April 30, 2012, which are designated as cash flow hedges under FASB guidance related to accounting for derivative instruments and hedging activities were as follows:

				Contract Amount at
	Notional	Weighted		Forward Rates in
	Amount	Avg.		U.S. Dollars
	in Foreign	Forward		Contract	April 30,
Forward Contracts	Currency	Rate		Date	2012	Maturity Dates
Sale Contracts:
Euro	28,450,000	1.3614		38,731,490	37,710,287	May 2012 – April 2013
Pound Sterling	5,925,000	1.5836		9,382,763	9,607,393	May 2012 – April 2013
Purchase Contracts:
New Taiwan Dollar	822,000,000	29.227	*	28,124,808	28,406,693	May 2012 – April 2013

*NT Dollars per U.S. Dollar

Forward contracts for the sale or purchase of foreign currencies as of April 30, 2012, which were entered into to protect against the effects of foreign currency fluctuations on receivables and payables and are not designated as hedges under this guidance denominated in foreign currencies, were as follows:

				Contract Amount at
	Notional	Weighted		Forward Rates in
	Amount in	Avg.		U.S. Dollars
	Foreign	Forward		Contract	April 30,
Forward Contracts	Currency	Rate		Date	2012	Maturity Dates
Sale Contracts:
Euro	15,753,677	1.3216		20,819,793	20,863,604	May 2012 – September 2012
Pound Sterling	1,278,077	1.6188		2,069,011	2,074,260	May 2012
Canadian Dollar	614,005	1.0098		620,019	620,514	July 2012
South African Rand	5,604,784	0.1263		707,693	711,224	July 2012

Purchase Contracts:
New Taiwan Dollar	456,339,301	29.276	*	15,587,539	15,683,193	May 2012 – June 2012

* NT Dollars per U.S. Dollar

We are also exposed to foreign currency exchange risk related to our investment in net assets in foreign countries. To manage this risk, we have maintained a forward contract with a notional amount of €3.0 million. We designated this forward contract as a hedge of our net investment in Euro denominated assets. We selected the forward method under FASB guidance related to the accounting for derivatives instruments and hedging activities. The forward method requires all changes in the fair value of the contract to be reported as a cumulative translation adjustment in Accumulated other comprehensive loss, net of tax, in the same manner as the underlying hedged net assets. This forward contract matures in November 2012. At April 30, 2012, we had $227,000 of realized gains and $49,000 of unrealized gains, net of tax, recorded as cumulative translation adjustments in Accumulated other comprehensive loss related to this forward contract. Forward contracts for the sale or purchase of foreign currencies as of April 30, 2012, which are designated as net investment hedges under this guidance were as follows:

			Contract Amount at
	Notional	Weighted	Forward Rates in
	Amount	Avg.	U.S. Dollars
	in Foreign	Forward	Contract	April 30,
Forward Contracts	Currency	Rate	Date	2012	Maturity Date
Sale Contracts:
Euro	3,000,000	1.3520	4,056,000	3,978,450	November 2012

Item 4. CONTROLS AND PROCEDURES

We carried out an evaluation under the supervision and with participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2012, pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of the evaluation date.

There were no changes in our internal controls over financial reporting during the quarter ended April 30, 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6.        EXHIBITS

10.1	Employment Agreement dated March 15, 2012, between Hurco Companies, Inc. and
Michael Doar (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed April 13, 2012)*

10.2	Employment Agreement dated March 15, 2012, between Hurco Companies, Inc. and
John G. Oblazney (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed April 13, 2012)*

10.3	Employment Agreement dated March 15, 2012, between Hurco Companies, Inc. and
John P. Donlon (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed April 13, 2012)*

10.4	Employment Agreement dated March 15, 2012, between Hurco Companies, Inc. and
Gregory S. Volovic (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed April 13, 2012)*

10.5	Employment Agreement dated March 15, 2012, between Hurco Companies, Inc. and
Sonja McClelland (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed April 13, 2012)*

31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-15(b) under the Securities and Exchange Act of 1934, as amended.

31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-15(b) under the Securities and Exchange Act of 1934, as amended.

32.1	Certification by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

*	Represents a management contract, or compensatory plan, contract or arrangement required to be filed pursuant to Regulation S-K.

**	Pursuant to Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

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

June 8, 2012

