Form 10-Q
period 2012-07-31
HURCO COMPANIES INC
filed 2012-09-07
CIK 315374

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended July 31, 2012 or
☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to _________.

Commission File No. 0-9143

HURCO COMPANIES, INC.

(Exact name of registrant as specified in its charter)

Indiana	35-1150732
(State or other jurisdiction of	(I.R.S. Employer Identification Number)
incorporation or organization)

One Technology Way
Indianapolis, Indiana	46268
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code     (317) 293-5309

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

Yes ☐ No ☒

The number of shares of the Registrant's common stock outstanding as of September 4, 2012 was 6,447,210.

HURCO COMPANIES, INC.

July 2012 Form 10-Q Quarterly Report

PART I - FINANCIAL INFORMATION

Item 1.           FINANCIAL STATEMENTS

HURCO COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	July 31		July 31
	2012	2011	2012	2011
	(Unaudited)		(Unaudited)

Sales and service fees	$49,959	$50,573	$147,050	$131,829

Cost of sales and service	33,875	34,723	101,089	91,637

Gross profit	16,084	15,850	45,961	40,192

Selling, general and administrative expenses	10,272	9,317	29,290	27,401

Operating income	5,812	6,533	16,671	12,791

Interest expense	43	47	105	61

Interest income	16	35	57	107

Investment income (expense)	3	2	5	9

Other (income) expense, net	190	242	69	721

Income before taxes	5,598	6,281	16,559	12,125

Provision for income taxes	1,641	1,706	5,007	3,655

Net income	$3,957	$4,575	$11,552	$8,470

Income per common share

Basic	$.61	$.71	$1.78	$1.31
Diluted	$.61	$.70	$1.77	$1.30

Weighted average common shares outstanding

Basic	6,447	6,441	6,444	6,441
Diluted	6,465	6,480	6,470	6,474

The accompanying notes are an integral part of the condensed consolidated financial statements.

HURCO COMPANIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per-share data)

	July 31 2012	October 31 2011
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$35,095	$44,961
Accounts receivable, net	30,514	27,057
Refundable taxes	1,255	1,442
Inventories, net	95,717	81,127
Deferred income taxes	744	2,692
Derivative assets	3,104	1,197
Other	9,048	5,598
Total current assets	175,477	164,074

Non-current assets:
Property and equipment:
Land	782	782
Building	7,353	7,116
Machinery and equipment	16,985	16,336
Leasehold improvements	2,999	2,508
	28,119	26,742
Less accumulated depreciation and amortization	(16,432)	(15,198)
	11,687	11,544
Software development costs, less accumulated amortization	4,040	4,928
Investments and other assets, net	5,792	5,999
	$196,996	$186,545

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$38,544	$39,046
Accrued expenses and other	11,531	13,983
Accrued warranty expenses	1,562	1,725
Derivative liabilities	447	1,609
Short-term debt	3,143	865
Total current liabilities	55,227	57,228

Non-current liabilities:
Deferred income taxes	2,104	1,982
Deferred credits and other	1,173	1,123
Total liabilities	58,504	60,333

Shareholders’ equity:
Preferred stock: no par value per share, 1,000,000 shares authorized, no shares issued	—	—
Common stock: no par value, $.10 stated value per share, 12,500,000 shares authorized, 6,502,928 and 6,471,710 shares issued; and 6,447,210 and 6,440,851 shares outstanding, as of July 31, 2012 and October 31, 2011, respectively	645	644
Additional paid-in capital	53,260	52,614
Retained earnings	86,500	74,948
Accumulated other comprehensive loss	(1,913)	(1,994)
Total shareholders’ equity	138,492	126,212
	$196,996	$186,545

The accompanying notes are an integral part of the condensed consolidated financial statements.

HURCO COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended July 31		Nine Months Ended July 31
	2012	2011	2012	2011
	(Unaudited)		(Unaudited)
Cash flows from operating activities:
Net income	$3,957	$4,575	$11,552	$8,470
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Provision for doubtful accounts	(50)	39	(97)	(163)
Deferred income taxes	381	447	564	677
Equity in income of affiliates	(74)	(21)	(272)	(38)
Depreciation and amortization	955	1,081	3,195	3,227
Foreign currency (gain) loss	4,320	844	6,260	(2,476)
Unrealized (gain) loss on derivatives	(485)	150	(77)	(138)
Stock-based compensation	224	138	646	332
Change in assets and liabilities:
(Increase) decrease in accounts receivable and refundable taxes	(1,700)	(6,532)	(4,658)	(8,616)
(Increase) decrease in inventories	(6,024)	(6,584)	(17,620)	(17,415)
Increase (decrease) in accounts payable	(3,478)	5,389	(26)	12,011
Increase (decrease) in accrued expenses	727	3,354	(2,053)	5,119
Net change in derivative assets and liabilities	(383)	(472)	(623)	115
Other	(2,631)	(1,226)	(5,231)	(25)
Net cash provided by (used for) operating activities	(4,261)	1,182	(8,440)	1,080

Cash flows from investing activities:
Purchase of property and equipment	(1,034)	(480)	(1,928)	(855)
Software development costs	(259)	(238)	(675)	(890)
Other investments	(6)	(41)	(36)	(25)
Net cash provided by (used for) investing activities	(1,299)	(759)	(2,639)	(1,770)

Cash flows from financing activities:
Proceeds from exercise of common stock options	—	—	1	—
Borrowings on short-term debt	1,182	202	2,290	839
Net cash provided by (used for) financing activities	1,182	202	2,291	839

Effect of exchange rate changes on cash	(640)	(164)	(1,078)	735

Net increase (decrease) in cash and cash equivalents	(5,018)	461	(9,866)	884

Cash and cash equivalents at beginning of period	40,113	48,678	44,961	48,255

Cash and cash equivalents at end of period	$35,095	$49,139	$35,095	$49,139

The accompanying notes are an integral part of the condensed consolidated financial statements.

HURCO COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

For the nine months ended July 31, 2012 and 2011

(Unaudited)

(In thousands, except shares outstanding)	Common stock		Additional		Accumulated other comprehensive
	Shares outstanding	Amount	paid-in capital	Retained earnings	income (loss)	Total

Balances, October 31, 2010	6,440,851	$644	$52,144	$63,824	$(1,872)	$114,740

Net income	—	—	—	8,470	—	8,470

Translation of foreign currency financial statements	—	—	—	—	2,214	2,214

Realized gains on derivative instruments reclassified into operations, net of tax of $(226)	—	—	—	—	(384)	(384)

Unrealized loss on derivative instruments, net of tax of $(386)	—	—	—	—	(657)	(657)

Comprehensive income	—	—	—	—	—	9,643

Stock-based compensation expense	—	—	332	—	—	332

Balances, July 31, 2011 (Unaudited)	6,440,851	$644	$52,476	$72,294	$(699)	$124,715

Balances, October 31, 2011	6,440,851	$644	$52,614	$74,948	$(1,994)	$126,212

Net income	—	—	—	11,552	—	11,552

Translation of foreign currency financial statements	—	—	—	—	(2,900)	(2,900)

Realized loss on derivative instruments reclassified into operations, net of tax of $229	—	—	—	—	398	398

Unrealized gain on derivative instruments, net of tax of $1,486	—	—	—	—	2,583	2,583

Comprehensive income	—	—	—	—	—	11,633

Exercise of common stock options	500	—	1	—	—	1

Restricted shares vested	5,859	1	(1)	—	—	—

Stock-based compensation expense	—	—	646	—	—	646

Balances, July 31, 2012 (Unaudited)	6,447,210	$645	$53,260	$86,500	$(1,913)	$138,492

The accompanying notes are an integral part of the condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	GENERAL

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

The condensed financial information as of July 31, 2012 and for the three and nine months ended July 31, 2012 and July 31, 2011 is unaudited; however, in our opinion, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary to present fairly our consolidated financial position, results of operations, changes in shareholders’ equity and cash flows at the end of the interim periods. We suggest that you read these condensed consolidated financial statements in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended October 31, 2011.

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

We operate on a global basis and are exposed to the risk that our financial condition, results of operations and cash flows could be adversely affected by changes in foreign currency exchange rates. To reduce the potential effects of foreign exchange rate movements on our net equity investment in the gross profit and net earnings of one of our foreign subsidiaries, we enter into derivative financial instruments in the form of foreign currency forward exchange contracts with a major financial institution. We are primarily exposed to foreign currency exchange rate risk with respect to transactions and net assets denominated in Euros, Pounds Sterling, Canadian Dollars, South African Rand, Singapore Dollars, Indian Rupee, Chinese Yuan, South Korean Won, Polish Zloty, and New Taiwan Dollars.

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

We had forward contracts outstanding as of July 31, 2012, denominated in Euros, Pounds Sterling and New Taiwan Dollars with set maturity dates ranging from August 2012 through July 2013. The contract amounts, expressed at forward rates in U.S. Dollars at July 31, 2012, were $26.2 million for Euros, $8.5 million for Pounds Sterling and $22.7 million for New Taiwanese Dollars. At July 31, 2012, we had approximately $2.1 million of gains, net of tax, related to cash flow hedges deferred in Accumulated other comprehensive loss. Of this amount, $1.1 million represents unrealized gains, net of tax, related to cash flow hedge instruments that remain subject to currency fluctuation risk. The majority of these deferred gains will be recorded as an adjustment to Cost of sales and service in periods through July 2013, when the corresponding inventory that is the subject of the related hedge contract is sold, as described above.

We are also exposed to foreign currency exchange risk related to our investment in net assets in foreign countries. To manage this risk, we have maintained a forward contract with a notional amount of €3.0 million. We designated this forward contract as a hedge of our net investment in Euro denominated assets. We selected the forward method under Financial Accounting Standards Board, or FASB, guidance related to the accounting for derivatives instruments and hedging activities. The forward method requires all changes in the fair value of the contract to be reported as a cumulative translation adjustment in Accumulated other comprehensive loss, net of tax, in the same manner as the underlying hedged net assets. This forward contract matures in November 2012. At July 31, 2012, we had $227,000 of realized gains and $228,000 of unrealized gains, net of tax, recorded as cumulative translation adjustments in Accumulated other comprehensive loss related to this forward contract.

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

We had forward contracts outstanding as of July 31, 2012, in Euros, Pounds Sterling, Canadian Dollars, the South African Rand, and New Taiwan Dollars with set maturity dates ranging from August 2012 through October 2012. The aggregate amount of these contracts at forward rates in U.S. Dollars at July 31, 2012 totaled $33.2 million.

Fair Value of Derivative Instruments

We recognize the fair value of derivative instruments as assets and liabilities on a gross basis on our Condensed Consolidated Balance Sheets. As of July 31, 2012 and October 31, 2011, all derivative instruments were recorded at fair value on the balance sheets as follows (in thousands):

	July 31, 2012		October 31, 2011
	Balance sheet	Fair	Balance sheet	Fair
Derivatives	Location	value	location	value

Designated as hedging instruments:
Foreign exchange forward contracts	Derivative assets	$2,514	Derivative assets	$634
Foreign exchange forward contracts	Derivative liabilities	$367	Derivative liabilities	$1,492

Not designated as hedging instruments:
Foreign exchange forward contracts	Derivative assets	$590	Derivative assets	$563
Foreign exchange forward contracts	Derivative liabilities	$80	Derivative liabilities	$117

Effect of Derivative Instruments on the Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Changes in Shareholders’ Equity and Income

Derivative instruments had the following effects on our Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Changes in Shareholders’ Equity and Income during the nine months ended July 31, 2012 and 2011 (in thousands):

Derivatives	Amount of gain (loss) recognized in Other comprehensive loss		Location of gain (loss) reclassified from Other comprehensive loss	Amount of gain (loss) reclassified from Other comprehensive loss
	Nine months ended July 31,			Nine months ended July 31,
	2012	2011		2012	2011
Designated as hedging instruments: (Effective portion)
Foreign exchange forward contracts
– Intercompany sales/purchases	$4,069	$(1,043)	Cost of sales and service	$(627)	$610

Foreign exchange forward contract
– Net investment	$484	$(153)

We recognized a gain of $469,000 for the nine months ended July 31, 2012, and a loss of $28,000 for the nine months ended July 31, 2011 as a result of contracts closed early that were deemed ineffective for financial reporting purposes and did not qualify as cash flow hedges.

Derivatives	Location of gain (loss) recognized in operations	Amount of gain (loss) Recognized in operations
		Nine months ended July 31,
		2012	2011
Not designated as hedging instruments:

Foreign exchange forward contracts	Other (income)expense, net	$2,148	$(461)

Derivative instruments had the following effects on our Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Changes in Shareholders’ Equity and Income during the three months ended July 31, 2012 and 2011 (in thousands):

Derivatives	Amount of gain (loss) recognized in Other comprehensive loss		Location of gain (loss) reclassified from Other comprehensive loss	Amount of gain (loss) reclassified from Other comprehensive loss
	Three months ended July 31,			Three months ended July 31,
	2012	2011		2012	2011
Designated as hedging instruments: (Effective portion)
Foreign exchange forward contracts – Intercompany sales/purchases	$1,678	$370	Cost of sales and service	$88	$113

Foreign exchange forward contract – Net investment	$281	$126

We recognized a gain of $202,000 for the three months ended July 31, 2012, and a loss of $3,000 for the three months ended July 31, 2011 as a result of contracts closed early that were deemed ineffective for financial reporting purposes and did not qualify as cash flow hedges.

Derivatives	Location of gain (loss) recognized in operations	Amount of gain (loss) Recognized in operations
		Three months ended July 31,
		2012	2011
Not designated as hedging instruments:

Foreign exchange forward contracts	Other (income) expense, net	$1,099	$87

3.	EQUITY INCENTIVE PLAN

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

A summary of stock option activity for the nine-month period ended July 31, 2012, is as follows:

	Stock Options	Weighted Average Exercise Price

Outstanding at October 31, 2011	115,369	$20.66

Options granted	45,236	21.45
Options exercised	(500)	2.15
Options cancelled	—	—

Outstanding at July 31, 2012	160,105	$20.94

Summarized information about outstanding stock options as of July 31, 2012, that have already vested and those that are expected to vest, as well as stock options that are currently exercisable, are as follows:

	Options already vested and expected to vest	Options currently exercisable

Number of outstanding options	160,105	91,202

Weighted average remaining contractual life (years)	7.16	4.76
Weighted average exercise price per share	$20.94	$22.02

Intrinsic value of outstanding options	$329,000	$219,000

The intrinsic value of an outstanding stock option is calculated as the difference between the stock price as of July 31, 2012 and the exercise price of the option.

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

A reconciliation of the Company’s restricted stock activity and related information is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at October 31, 2011	30,859	$24.38
Shares granted	30,718	22.62
Shares vested	(5,859)	(29.86)
Shares cancelled	—	—
Unvested at July 31, 2012	55,718	$22.84

During the first nine months of fiscal 2012 and 2011, we recorded $646,000 and $332,000, respectively, as stock-based compensation expense attributable to grants of stock options and shares of restricted stock. As of July 31, 2012, there was $1.3 million of total unrecognized stock-based compensation expense that we expect to recognize by the end of the first quarter of fiscal 2015.

4.	EARNINGS PER SHARE

Per share results have been computed based on the average number of common shares outstanding. The computation of basic and diluted net income per share is determined using net income applicable to common shareholders as the numerator and the number of shares outstanding as the denominator as follows (in thousands, except per share amounts):

	Three months ended				Nine months ended
	July 31,				July 31,
	2012		2011		2012		2011
	Basic	Diluted	Basic	Diluted	Basic	Diluted	Basic	Diluted

Net income	$3,957	$3,957	$4,575	$4,575	$11,552	$11,552	$8,470	$8,470
Undistributed earnings
Allocated to participating Shares	(34)	(34)	(22)	(22)	(99)	(99)	(40)	(40)
Net income applicable to common shareholders	$3,923	$3,923	$4,553	$4,553	$11,453	$11,453	$8,430	$8,430
Weighted average shares
Outstanding	6,447	6,447	6,441	6,441	6,444	6,444	6,441	6,441
Stock options	—	18	—	39	—	26	—	33
	6,447	6,465	6,441	6,480	6,444	6,470	6,441	6,474

Income per share	$0.61	$0.61	$0.71	$0.70	$1.78	$1.77	$1.31	$1.30

5.	ACCOUNTS RECEIVABLE

Accounts receivable are net of allowances for doubtful accounts of $511,000 as of July 31, 2012 and $608,000 as of October 31, 2011.

6.	INVENTORIES

Inventories, priced at the lower of cost (first-in, first-out method) or market, are summarized below (in thousands):

	July 31, 2012	October 31, 2011
Purchased parts and sub-assemblies	$24,050	$20,925
Work-in-process	16,831	15,440
Finished goods	54,836	44,762
	$95,717	$81,127

7.	SEGMENT INFORMATION

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

From time to time, our subsidiaries guarantee third party payment obligations in connection with the sale of machines to customers that use financing. As of July 31, 2012, we had 20 outstanding third party payment guarantees totaling approximately $1.1 million. The terms of these guarantees are consistent with the underlying customer financing terms. Upon shipment of a machine, the customer has the risk of ownership. The customer does not obtain title, however, until it has paid for the machine. A retention of title clause allows us to recover the machine if the customer defaults on the financing. We accrue for potential liabilities under these guarantees when we believe a loss is probable and can be estimated.

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

	Nine months ended
	July 31, 2012	July 31, 2011
Balance, beginning of period	$1,725	$1,591
Provision for warranties during the period	2,443	2,224
Charges to the reserve	(2,570)	(2,061)
Impact of foreign currency translation	(36)	27
Balance, end of period	$1,562	$1,781

The increased provision for warranties in the nine months ended July 31, 2012 compared to the nine months ended July 31, 2011 reflects the increased volume of sales and anticipated claims related to machines under warranty and the sale of a greater number of our higher performance machines which have a higher cost per claim.

9.	COMPREHENSIVE INCOME

A reconciliation of our net income to comprehensive income is as follows (in thousands):

	Three months ended
	July 31, 2012	July 31, 2011
Net income	$3,957	$4,575
Translation of foreign currency financial statements	(2,648)	(674)
Realized (gains) losses on derivative instruments reclassified into operations, net of tax	(56)	(71)
Unrealized gains (losses) on derivative instruments, net of tax	1,065	233
Comprehensive income	$2,318	$4,063

10.	DEBT AGREEMENTS

We are party to a domestic credit agreement that provides us with a $15.0 million revolving credit facility and maximum outstanding letters of credit of $3.0 million. Borrowings under this agreement may be used for general corporate purposes and bear interest at a floating rate, based either on LIBOR or the prime rate, plus an applicable margin.  The agreement contains financial covenants, including restrictions on incurring additional debt, making acquisitions, or paying dividends if we report a cumulative net loss for four consecutive quarters. We also have an uncommitted credit facility in Taiwan in the amount of 100.0 million New Taiwan Dollars (approximately $3.3 million), a £1.0 million revolving credit facility in the United Kingdom and a €1.5 million revolving credit facility in Germany.  The domestic and United Kingdom facilities mature on December 7, 2012. The credit facility in Germany does not have an expiration date.

On March 7, 2011 we entered into an uncommitted credit facility in China in the amount of 20.0 million Chinese Yuan (approximately $3.1 million) and amended our domestic credit agreement to accommodate the China credit facility. As of February 24, 2012, the maturity date of the China credit facility was extended for another twelve months and on July 2, 2012 the facility was increased to 40.0 million Chinese Yuan (approximately $6.2 million).

All of our credit facilities are unsecured and have variable interest rates.

At July 31, 2012, we had $3.1 million of borrowings outstanding under our credit facility in China, but no other borrowings under any of our other credit facilities. At July 31, 2012, we were in compliance with the covenants contained in all of our credit facilities and had an aggregate of $21.8 million available for borrowings under those facilities.

11.	INCOME TAXES

Our effective tax rate for the first nine months of fiscal 2012 was 30% reflecting no change in rate for the same period in fiscal 2011. We recorded an income tax provision during the first nine months of fiscal 2012 of approximately $5.0 million compared to $3.7 million for the same period in fiscal 2011, as a result of the increase in pre-tax income period-over-period.

Our unrecognized tax benefits were $131,000 as of July 31, 2012 compared to $275,000 as of October 31, 2011 and in each case included accrued interest.   The reduction in unrecognized tax benefits was primarily due to certain tax positions that effectively settled.

We recognize accrued interest and penalties related to unrecognized tax benefits as components of our income tax provision.  We believe our unrecognized tax positions meet the minimum statutory threshold to avoid payment of penalties and, therefore, no tax penalties have been estimated.  As of July 31, 2012, the gross amount of interest accrued, reported in Accrued expenses and other, was approximately $13,000.

We file U.S. federal and state income tax returns, as well as tax returns in several foreign jurisdictions.  The statutes of limitations with respect to unrecognized tax benefits will expire between July 2014 and July 2015.

The Internal Revenue Service (IRS) has concluded their examination of our federal income tax returns for the years 2006, 2007 and 2010. The IRS did not examine tax returns for the tax years 2008 and 2009.  The IRS examination resulted in no adjustments.

12.	FINANCIAL INSTRUMENTS

The carrying amounts for our trade receivables and payables approximate their fair values. We also have financial instruments in the form of foreign currency forward exchange contracts as described in Note 2. The U.S. Dollar equivalent notional amounts of these contracts were $97.6 million and $126.4 million at July 31, 2012 and October 31, 2011, respectively. The fair value of Derivative assets recorded on our Condensed Consolidated Balance Sheets was $3.1 million at July 31, 2012 and $1.2 million at October 31, 2011. The fair value of Derivative liabilities recorded on our Condensed Consolidated Balance Sheets was $447,000 at July 31, 2012 and $1.6 million at October 31, 2011.

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

In accordance with this guidance, the following table represents the fair value hierarchy for our financial assets and liabilities measured at fair value as of July 31, 2012 and October 2011 (in thousands):

	Assets		Liabilities
	July 31, 2012	October 31, 2011	July 31, 2012	October 31, 2011

Level 1
Deferred Compensation	$834	$741	$-	$-

Level 2
Derivatives	$3,104	$1,197	$447	$1,609

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

During the first nine months of fiscal 2012, we did not have any significant non-recurring measurements of non-financial assets and non-financial liabilities.

13. EMPLOYEE BENEFITS

We have defined contribution plans that include a majority of our employees, under which our matching contributions are primarily discretionary. The purpose of these plans is generally to provide additional financial security during retirement by providing employees with an incentive to save throughout their employment. Our matching contributions to the plans are based on employee contributions or compensation. From April 1, 2009 to December 31, 2010, we suspended our discretionary contributions to the U.S. plan as a cost reduction measure; however, effective January 1, 2011 we reinstated our matching contributions to that plan in an amount equal to 25% of the first 6% of a participant’s annual earnings contributed, up to the maximum permitted by law. Effective January 1, 2012, we increased our matching contributions to 50% of the first 6% of a participant’s annual earnings contributed, up the maximum permitted by law. Our total contributions to all plans were approximately $339,000 and $200,000, for the nine months ended July 31, 2012 and 2011, respectively.

14. NEW ACCOUNTING PRONOUNCEMENTS

In June 2011, the FASB amended Accounting Standards Update (ASU 2011-05), Comprehensive Income, Presentation of Comprehensive Income, which will require companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements. It eliminates the option to present components of other comprehensive income as part of the statement of changes in shareholders’ equity. The guidance in ASU 2011-05 does not change the items which must be reported in other comprehensive income, how such items are measured, or when they must be reclassified to net income. The guidance in ASU 2011-05 is effective for fiscal years and interim periods within those years beginning after December 15, 2011, and should be applied retrospectively. Since the provisions of ASU 2011-05 are presentation related only, we do not expect the adoption of ASU 2011-05 to have a material effect on our consolidated financial statements.

In December 2011, The FASB issued Accounting Standards Update 2011-12 (ASU 2011-12), Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05. ASU 2011-12 defers the requirement that companies present reclassification adjustments for each component of AOCI in both net income and OCI on the face of the financial statements. The effective dates for ASU 2011-12 are consistent with the effective dates for ASU 2011-05 and, similar to our expectations for the adoption of ASU 2011-05, we do not expect that the adoption of ASU 2011-12 will have a material effect on our consolidated financial statements.

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

From fiscal 2004 through fiscal 2008, we experienced a period of sustained growth due to strong worldwide demand for machine tools, the expansion of our product line to include higher-performance machines, increased customer acceptance of our products, and the strength of our selling and manufacturing operations outside the United States. In fiscal 2009 and 2010 we experienced the effects of the world-wide recession. We took steps to reduce production and operating costs. In fiscal 2011, worldwide demand for machine tools increased as global manufacturing rebounded from the recession and we were able to ramp up production and return to profitability.

The market for machine tools is international in scope. We have both significant foreign sales and foreign manufacturing operations. During the past three fiscal years, approximately 63% of our sales were attributable to customers located in Europe and 10% of our sales were attributable to customers located in Asia. During the first nine months of fiscal 2012, 58% of our sales were attributable to customers in Europe and 13% of our sales were attributable to customers in Asia. The decrease in European sales reflects economic uncertainty and the continuing debt crisis in that region and the increase in Asian sales reflects increased market penetration.

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

In the first nine months of fiscal 2012, our business continued to benefit from increased global demand for machine tools, primarily in North America. Sales for that period in fiscal 2012 were 12% higher than in the corresponding nine months of fiscal 2011. Sales for the third quarter of fiscal 2012 totaled $50.0 million, a decrease of $0.6 million, or 1%, compared to the third quarter of fiscal 2011. Although sales during the third quarter of fiscal 2012 remained relatively stable, increased sales in North America were offset by lower sales levels in Europe and Asia. Our gross profit for the first nine months of fiscal 2012 was $46.0 million, or 31% of sales, compared to $40.2 million or 30% of sales, for the prior year period.

RESULTS OF OPERATIONS

Three Months Ended July 31, 2012 Compared to Three Months Ended July 31, 2011

Sales and Service Fees. Sales and service fees for the third quarter of fiscal 2012 totaled $50.0 million, a decrease of $0.6 million, or 1%, compared to the third quarter of fiscal 2011. The year-over-year decrease in sales includes approximately $3.7 million, or 7%, due to the adverse effect of a weaker Euro. .

The following two tables set forth net sales (in thousands) by geographic region and product category, respectively, for the third quarter of fiscal 2012 and 2011:

Sales and Service Fees by Geographic Region

	Three months ended July 31,				Change
	2012		2011		Amount	%
North America	$15,513	31%	$13,119	26%	$2,394	18%
Europe	29,049	58%	31,305	62%	(2,256)	(7)%
Asia Pacific	5,397	11%	6,149	12%	(752)	(12)%
Total	$49,959	100%	$50,573	100%	$(614)	(1)%

Sales during the third quarter of fiscal 2012 remained relatively stable as increased sales in North America offset lower sales levels in Europe and Asia. The European sales region was down compared to the prior year period primarily due to the European debt crisis which resulted in both a decline in demand attributable to economic uncertainty and a weaker Euro. Sales in Asia were lower for the third quarter in comparison to the corresponding prior year period due to a slowing economic environment in that region. During the third quarter of fiscal 2012, unit shipments increased over the corresponding quarter in fiscal 2011 by 6% in North America, but decreased by 10% in Europe and 13% in the Asia Pacific sales region.

Sales and Service Fees by Product Category

	Three months ended July 31,				Change
	2012		2011		Amount	%
Computerized Machine Tools	$43,871	88%	44,421	88%	$(550)	(1)%
Service Fees, Parts and Other	6,088	12%	6,152	12%	(64)	(1)%
Total	$49,959	100%	$50,573	100%	$(614)	(1)%

Unit shipments of computerized machine tools during the third quarter of fiscal 2012 decreased by 6% from the corresponding period in fiscal 2011.

Orders. Orders for the third quarter of fiscal 2012 were $46.3 million, an increase of $6.5 million, or 16%, from the corresponding period in fiscal 2011. Unit orders for the third quarter of fiscal 2012 increased by 102% in North America and 36% in Europe and decreased by 41% in the Asia Pacific region compared to the prior year period. It should be note, however, that orders in the third quarter of fiscal 2011 were unusually low due to a surge of customer orders that were placed during the preceding quarter in advance of an announced price increase that went into effect at the end of that quarter. The impact of currency translation on orders was consistent with the impact on sales.

Gross Profit. Gross profit for the third quarter of fiscal 2012 was $16.1 million, or 32% of sales, which was relatively unchanged compared to $15.9 million, or 31% of sales, for the prior year period.

Operating Expenses. Selling, general and administrative expenses in the third quarter of fiscal 2012 were $10.3 million, an increase of $1.0 million from the prior year period, primarily due to global sales and marketing initiatives.

Operating Income. Operating income for the third quarter of fiscal 2012 was $5.8 million compared to $6.5 million for the prior year period. The reduction in operating income period-over-period was primarily due to investments in our sales channels.

Other (Income) Expense, Net. Other expense in the third quarter of fiscal 2012 was $0.2 million and remained relatively unchanged from the fiscal 2011 period. Other expense consists primarily of net realized and unrealized losses from foreign currency fluctuations on payables and receivables, net of foreign currency forward exchange contracts.

Income Taxes. Our effective tax rate for the third quarter of fiscal 2012 was 29% in comparison to 27% for the same period in fiscal 2011. The increase in the effective tax rate period-over-period is primarily due to changes in the geographic mix of income or loss between tax jurisdictions.  We recorded an income tax provision during the third quarter of fiscal 2012 of approximately $1.6 million compared to $1.7 million for the same period in fiscal 2011.

Nine Months Ended July 31, 2012 Compared to Nine Months Ended July 31, 2011

Sales and Service Fees. Sales and service fees for the first nine months ended July 31, 2012 totaled $147.1 million, an increase of $15.2 million, or 12%, from the corresponding period in 2011 reflecting improved demand. The unfavorable impact of currency translation on the year-over-year nine-month comparison was $5.5 million, or 4%.

The following tables set forth net sales (in thousands) by geographic region and product category for the first nine months of fiscal 2012 and 2011, respectively:

Net Sales and Service Fees by Geographic Region

	Nine months ended July 31,				Change
	2012		2011		Amount	%

North America	$42,835	29%	$35,718	27%	$7,117	20%
Europe	85,614	58%	79,881	61%	5,733	7%
Asia Pacific	18,601	13%	16,230	12%	2,371	15%
Total	$147,050	100%	$131,829	100%	$15,221	12%

The increase in sales for the first nine months of fiscal 2012 was primarily driven by higher customer demand in all sales regions with the greatest improvement in North America. Unit shipments in the first nine months of fiscal 2012 increased over the prior year period by 8% in North America, 1% in Europe, and 17% in the Asia Pacific sales region.

Net Sales and Service Fees by Product Category

	Nine months ended July 31,				Change
	2012		2011		Amount	%
Computerized Machine Tools	$129,267	88%	$114,250	87%	$15,017	13%
Service Fees, Parts and Other	17,783	12%	17,579	13%	204	1%
Total	$147,050	100%	$131,829	100%	$15,221	12%

Unit shipments of computerized machine tools during the first nine months of fiscal 2012 increased by 6% from the corresponding period in fiscal 2011.

Orders. Orders for the first nine months of fiscal 2012 were $146.3 million, a decrease of $10.4 million, or 7%, from the corresponding period in fiscal 2011. Unit orders for the first nine months of fiscal 2012 increased by 10% in North America, but decreased by 15% in Europe and 25% in the Asia Pacific region compared to the prior year period. Orders in the first six months of fiscal 2011 were unusually high due to a surge of customer orders that were placed during the second quarter in advance of an announced price increase that went into effect at the end of that quarter. The impact of currency translation on orders was consistent with the impact on sales.

Gross Profit. Gross profit for the first nine months of fiscal 2012 was $46.0 million or 31% of sales, compared to $40.2 million or 30% of sales for the same period in 2011 due primarily to the result of increased sales and the effects of leveraging our fixed costs over those increased sales.

Operating Expenses. Selling, general and administrative expenses were $29.3 million for the first nine months of fiscal 2012 compared to $27.4 million for the first nine months of fiscal 2011 and reflected global sales and marketing initiatives. Despite the dollar increase, selling, general and administrative expenses were 20% of sales and service fees during the first nine months of fiscal 2012 compared to 21% for the first nine months of fiscal 2011 because of the leveraging of our fixed costs over increased sales.

Operating Income (Loss). Operating income for the first nine months of fiscal 2012 was $16.7 million compared to operating income of $12.8 million for the prior year period. The substantial improvement in operating income year-over-year was primarily due to the significant increase in sales and the resulting leveraging of our fixed costs over those increased sales.

Other (Income) Expense, Net. The reduction in other expense of $0.6 million for the first nine months of fiscal 2012 compared to the same period in fiscal 2011 was primarily due to net realized gains on hedge contracts closed before maturity because of reductions in production and an increase in income from our investment in a Taiwan contract manufacturer in which we have a minority interest accounted for under the equity method.

Income Taxes.  Our effective tax rate for the first nine months of fiscal 2012 was 30% reflecting no change in rate for the same period in fiscal 2011.  We recorded an income tax provision during the first nine months of fiscal 2012 of approximately $5.0 million compared to $3.7 million for the same period in fiscal 2011, as a result of increase in pre-tax income period-over-period.

LIQUIDITY AND CAPITAL RESOURCES

At July 31, 2012, we had cash of $35.1 million, compared to $45.0 million at October 31, 2011. During the first nine months of fiscal 2012, we increased inventory production to meet forecasted growth in customer demand. We funded the increase in production primarily with cash on hand and $3.1 million of borrowings from our China credit facility. Approximately 57% of the $35.1 million of cash is denominated in U.S. Dollars. The balance is held outside the U.S. in the local currencies of our various foreign entities and is subject to fluctuations in currency exchange rates.

Working capital, excluding cash, was $85.2 million July 31, 2012, compared to $61.9 million at October 31, 2011. An increase in working capital, excluding cash, was primarily due to the increase in inventory of $17.6 million to meet anticipated improvements in demand.

Capital expenditures of $2.6 million during the first nine months of fiscal 2012 were primarily for the purchase of equipment for a new production facility in Taiwan, capital improvements in existing facilities, implementation of operating systems, and software development costs. We funded these expenditures with cash on hand.

At July 31, 2012, we had $3.1 million of borrowings outstanding under our China credit facility but no borrowings under any of our other credit facilities. The increase in the borrowings on the China credit facility from October 31, 2011 to July 31, 2012 was to meet working capital needs. At July 31, 2012, we were in compliance with the covenants contained in all of our credit facilities and had an aggregate of $21.8 million available for borrowings under those facilities.

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

CRITICAL ACCOUNTING POLICIES

Our accounting policies, which are described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2011, require management to make significant estimates and assumptions using information available at the time the estimates are made. These estimates and assumptions significantly affect various reported amounts of assets, liabilities, revenues, and expenses. If our future experience differs materially from these estimates and assumptions, our results of operations and financial condition would be affected. There were no material changes to our critical accounting policies during the first nine months of fiscal 2012.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

There have been no material changes related to contractual obligations and commitments from the information provided in our Annual Report on Form 10-K for the fiscal year ended October 31, 2011.

OFF BALANCE SHEET ARRANGEMENTS

From time to time, our subsidiaries guarantee third party payment obligations in connection with the sale of machines to customers that use financing. We follow Financial Accounting Standards Board, or FASB, guidance for accounting for contingencies with respect to these guarantees. As of July 31, 2012, we had 20 outstanding third party payment guarantees totaling approximately $1.1 million. The terms of these guarantees are consistent with the underlying customer financing terms. Upon shipment of a machine, the customer has the risk of ownership. The customer does not obtain title, however, until it has paid for the machine. A retention of title clause allows us to recover the machine if the customer defaults on the financing. We accrue for potential liabilities under these guarantees when we believe a loss is probable and can be estimated.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

Certain statements made in this report constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from those expressed or implied by the statements. These risks, uncertainties and other factors include:

•	The cyclical nature of the machine tool industry;
•	Uncertain economic conditions, which may adversely affect overall demand, particularly in Europe;
•	The risks of our international operations;
•	The limited number of our manufacturing sources;
•	The effects of changes in currency exchange rates;
•	Our dependence on new product development;
•	Possible obsolescence of our technology and the need to make technological advances;
•	Competition with larger companies that have greater financial resources;
•	Increases in the prices of raw materials, especially steel and iron products;
•	Acquisitions that could disrupt our operations and affect operating results;
•	Impairment of our assets;
•	Negative or unforeseen tax consequences;
•	The need to protect our intellectual property assets;
•	The effect of the loss of members of senior management and key personnel; and
•	Governmental actions and initiatives, including import and export restrictions and tariffs.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Interest on borrowings on our credit facilities are variable and tied to prevailing domestic and foreign interest rates. At July 31, 2012, we had $3.1 million of borrowings outstanding under our China credit facility, but had no other debt or borrowings under any of our other credit facilities.

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

Forward contracts for the sale or purchase of foreign currencies as July 31, 2012, which are designated as cash flow hedges under FASB guidance related to accounting for derivative instruments and hedging activities were as follows:

	Notional Amount	Weighted Avg.		Contract Amount at Forward Rates in U.S. Dollars
Forward Contracts	in Foreign Currency	Forward Rate		Contract Date	July 31, 2012	Maturity Dates
Sale Contracts:
Euro	21,210,000	1.3317		28,244,852	26,153,472	August 2012 – July 2013
Pound Sterling	5,420,000	1.5740		8,531,010	8,499,907	August 2012 – July 2013
Purchase Contracts:
New Taiwan Dollar	676,000,000	29.383	*	23,006,872	22,673,118	August 2012 – July 2013

*NT Dollars per U.S. Dollar

Forward contracts for the sale or purchase of foreign currencies as of July 31, 2012, which were entered into to protect against the effects of foreign currency fluctuations on receivables and payables and are not designated as hedges under this guidance denominated in foreign currencies, were as follows:

	Notional Amount in	Weighted Avg.		Contract Amount at Forward Rates in U.S. Dollars
Forward Contracts	Foreign Currency	Forward Rate		Contract Date	July 31, 2012	Maturity Dates
Sale Contracts:
Euro	17,046,049	1.2641		21,548,280	20,993,253	August 2012 – October 2012
Pound Sterling	1,266,302	1.5686		1,986,362	1,985,770	August 2012 – October 2012
Canadian Dollar	760,347	0.9938		755,662	756,557	October 2012
South African Rand	7,004,314	0.1211		847,980	838,039	October 2012

Purchase Contracts:
New Taiwan Dollar	257,333,960	29.781	*	8,640,902	8,599,332	August 2012

* NT Dollars per U.S. Dollar

We are also exposed to foreign currency exchange risk related to our investment in net assets in foreign countries. To manage this risk, we have maintained a forward contract with a notional amount of €3.0 million. We designated this forward contract as a hedge of our net investment in Euro denominated assets. We selected the forward method under FASB guidance related to the accounting for derivatives instruments and hedging activities. The forward method requires all changes in the fair value of the contract to be reported as a cumulative translation adjustment in Accumulated other comprehensive loss, net of tax, in the same manner as the underlying hedged net assets. This forward contract matures in November 2012. At July 31, 2012, we had $227,000 of realized gains and $228,000 of unrealized gains, net of tax, recorded as cumulative translation adjustments in Accumulated other comprehensive loss related to this forward contract. Forward contracts for the sale or purchase of foreign currencies as of July 31, 2012, which are designated as net investment hedges under this guidance were as follows:

	Notional Amount	Weighted Avg.	Contract Amount at Forward Rates in U.S. Dollars
Forward Contracts	in Foreign Currency	Forward Rate	Contract Date	July 31, 2012	Maturity Date
Sale Contracts:
Euro	3,000,000	1.3520	4,056,000	3,697,470	November 2012

Item 4.  CONTROLS AND PROCEDURES

We carried out an evaluation under the supervision and with participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2012, pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of the evaluation date.

There were no changes in our internal controls over financial reporting during the quarter ended July 31, 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6.	EXHIBITS

31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-15(b) under the Securities and Exchange Act of 1934, as amended.

31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-15(b) under the Securities and Exchange Act of 1934, as amended.

32.1	Certification by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

*	Pursuant to Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

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

September 7, 2012

