Form 10-K
period 2012-10-31
HURCO COMPANIES INC
filed 2013-01-11
CIK 315374

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended October 31, 2012 or
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to _________.

Commission File No. 0-9143

HURCO COMPANIES, INC.

(Exact name of registrant as specified in its charter)

Indiana	35-1150732
(State or other jurisdiction of	(I.R.S. Employer Identification Number)
incorporation or organization)

One Technology Way
Indianapolis, Indiana	46268
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code	(317) 293-5309
Securities registered pursuant to Section 12(b) of the Act:	None
Securities registered pursuant to Section 12(g) of the Act:	Common Stock, No Par Value
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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

The aggregate market value of the registrant’s voting stock held by non-affiliates as of April 30, 2012 (the last day of our most recently completed second quarter) was $169,755,000.

The number of shares of the registrant’s common stock outstanding as of December 28, 2012 was 6,447,210.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the registrant’s Proxy Statement for its 2013 Annual Meeting of Shareholders (Part III).

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

Our executive offices and principal design and engineering operations are headquartered in Indianapolis, Indiana, USA.  Sales, application engineering and service subsidiaries are located in China, France, Germany, India, Italy, Poland, Singapore, South Africa, the United Kingdom, and the United States. We have manufacturing operations in Taiwan and China, and distribution facilities in the USA, the Netherlands, and Taiwan.

Our strategy is to design, manufacture and sell a comprehensive line of computerized machine tools that incorporate our proprietary, interactive, computer control technology for the global metalworking market.  Our technology is designed to enhance the machine tool user's productivity through ease of operation and higher levels of machine performance (speed, accuracy and surface finish quality).  We use an open system software architecture that permits our computer control systems and software to be produced and employed using standard PC hardware. We have emphasized a “user-friendly” design that employs both interactive conversational and graphical programming software. We routinely expand our product offering to meet customer needs, which has led us to design and manufacture more complex machining centers with advanced capabilities.  We bring a disciplined approach to strategically enter new geographic markets, as appropriate.  Combined with a strong worldwide demand for machine tools, our introduction of new, technologically advanced products and expansion into new markets resulted in significant growth prior to the recent recession and in the recovery that took place in fiscal 2011 and 2012.

Industry

Machine tool products are considered capital goods, which makes them part of an industry that has historically been highly cyclical.

Although, industry association data for the U.S. machine tool market is available, that market only accounts for approximately 8% of worldwide consumption.  Reports available for the U.S. machine tool market include:

•	United States Machine Tool Consumption – generated by the Association for Manufacturing Technology, this report includes metal cutting machines of all types and sizes, including segments in which we do not compete

•	Purchasing Manager’s Index - developed by the Institute for Supply Management and reports activity levels in U.S. manufacturing plants that purchase machine tools

•	Capacity Utilization of Manufacturing Companies – issued by the Federal Reserve Board

A limited amount of information for foreign markets is available, and different reporting methodologies are used by various countries.  Machine tool consumption data published by Gardner Publications, Inc., calculates machine tool consumption annually by country.  It is important to note that data for foreign countries are based on government reports that may lag 6 to 12 months and therefore are unreliable for forecasting purposes.

Demand for capital equipment can fluctuate significantly during periods of changing economic conditions such as the global recession we experienced during 2009 and 2010.  Manufacturers and suppliers of capital goods, such as our company, are often the first to experience these changes in demand. Additionally, since our typical order backlog is approximately 30 to 45 days, it is difficult to estimate demand with any reasonable certainty. Therefore, we do not have the benefit of relying on the common leading indicators other industries use for market analysis and forecasting purposes.

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

The following table sets forth the contribution of each of our product groups and services to our total revenues during each of the past three fiscal years:

Net Sales and Service Fees by Product Category

(Dollars in thousands)

	Year ended October 31,
	2012		2011		2010

Computerized Machine Tools	$179,337	88.3%	$156,736	86.9%	$88,184	83.3%
Computer Control Systems and Software *	2,947	1.5%	3,322	1.8%	2,347	2.2%
Service Parts	15,299	7.5%	14,836	8.2%	10,798	10.2%
Service Fees	5,534	2.7%	5,506	3.1%	4,564	4.3%
Total	$203,117	100%	$180,400	100%	$105,893	100%

*	Amounts shown do not include computer control systems sold as integrated components of computerized machine tools.

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

VMX Product Line

The VMX product line consists of higher performing vertical machining centers aimed at manufacturers that require greater part accuracy. It is our flagship series of machining centers. The VMX line consists of nineteen models in seven sizes with X-axis travels of 24, 30, 42, 50, 60, 64, and 84 inches. The base list prices of VMX machines range from $70,000 to $ 330,000.

     *Windows® is a registered trademark of Microsoft Corporation in the United States and other countries.

Five-Axis Product Line

The five-axis product line is targeted at manufacturers seeking to produce complex multi-sided parts in a single setup. Machines in this product line can yield significant productivity gains for manufacturers that previously had to process each side of a part separately.   In total, we have seven models in five sizes to offer customers. The base list prices of the five-axis machines range from $120,000 to $350,000.

TM/TMM Product Line

Since its introduction in fiscal 2005, we have continued to expand the TM turning center (horizontal slant-bed lathe) product line. The TM series is designed for entry-level job shops and contract manufacturers seeking efficient processing of small to medium lot sizes. There is one TM model in six sizes: the TM6, TM8, TM10, TM12, TM18, and TM18L. We added motorized tooling on the lathe turret to further enhance the capability of the TM turning centers and designated it as the TMM product line. These turning centers with live tooling allow our customers to complete a number of secondary milling, drilling and tapping operations while the part is still held in the chuck after the turning operations are complete, which provides significant productivity gains. We offer one TMM model in two sizes: the TMM8 and TMM10.  The base list prices of the TM/TMM machines range from $50,000 to $350,000.

TMX Product Line

The TMX product line consists of high performance turning centers.   There are three models in two sizes. One of the models is equipped with an additional axis and motorized live tooling, and another one of the models has an additional spindle. The base list prices of TMX turning centers range from $100,000 to $250,000.

Specialty Product Lines

This category includes two product series: the dual column DCX Series and the zone VTXZ Series. The zone VTXZ machining center is designed for production flexibility. The VTXZ can work as a dual work zone machine to support continuous production or a single zone to produce long, structural parts. Both the DCX Series which includes three models in two sizes and the VTXZ Series which is just one model and size are designed to facilitate production of large parts and molds often required by the aerospace and energy industries. The base list prices of these machines range from $300,000 to $ 450,000.

New Products and Rebranding Initiative

At the September 2012 International Manufacturing Technology Show (IMTS), we introduced a new design and several new products. The new design that we featured at IMTS resulted from a two-year rebranding initiative we completed in 2012. The new machine aesthetics reflect the technological advantages our products provide customers throughout the world. The new products we introduced at IMTS included the HS (High Speed) product line, an advanced VMXSRTi 5-axis machining center, the VM5i machining center, and the HMX horizontal machining center product line. The base list prices of these machines range from $50,000 to $600,000.

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

Software Products

In addition to our standard computer control features, we offer software option products for two-dimensional programming.  These products are sold to users of our computerized machine tools equipped with our twin touch-screen or single touch-screen consoles featuring WinMax® control software.  The options include: Swept Surface, SelectSurface Finish Quality (SFQ), DXF Transfer, UltiMonitorTM, UltiMotionTM, UltiPocketTM, Conversational Part and Tool Probing, Advanced Verification Graphics, the Tool and Material Library, NC/Conversational Merge, and Simultaneous Five-Axis Contouring.

Our Swept Surface software option simplifies programming of 3D contours and significantly reduces programming time.

SelectSurface Finish Quality (SFQ) lets the customer control surface finish quality and run time in one easy step.

The DXF Transfer software option increases operator productivity because it eliminates manual data entry of part features by transferring AutoCADTM drawing files directly into our computer control or into our desktop programming software, WinMax® Desktop.

UltiMonitor is a web-based productivity, management and service tool, enabling customers to monitor, inspect and receive notifications about their Hurco machines from any location where they can access the internet. Customers can transfer part designs, receive event notifications via email or text, access diagnostic data, monitor the machine via webcam and communicate with the machine operator.

UltiMotion uses software-based motion control, which is more efficient than conventional hardware-based motion control. This software-based motion control system provides significant cycle time reductions, minimizes machine jerk, and increases the quality of the part’s surface finish.

UltiPocket automatically calculates the tool path around islands, eliminating the arduous task of plotting these shapes.  Islands can also be rotated, scaled and repeated.

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

The Tool and Material Library option stores the tool and material information with the machine instead of storing it with each individual part program. The user enters the tool data and geometry one time and chooses the particular tool from the list when it is needed. Additionally, the library reads the part program and automatically locates the tool or displays an alert if the tool does not exist. In addition to saving time, the Tool and Material Library eliminates the need to enter information repeatedly, and can prevent common tool crash conditions.

NC/Conversational Merge lets the user incorporate conversational features, such as tool probing, pattern operations, and scaling, into existing G-Code programs.

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

Manufacturing

Our computerized metal cutting machine tools are manufactured to our specifications primarily by our wholly owned subsidiary in Taiwan, Hurco Manufacturing Limited (HML).  HML conducts final assembly operations and is supported by a network of contract suppliers of components and sub-assemblies who manufacture components for our products. Our manufacturing facility in Ningbo, China, focuses on the machining of castings to support HML’s production in Taiwan as well as producing VM machines specifically for the Chinese market.

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

Marketing and Distribution

We sell our products through more than 100 independent agents and distributors throughout North America, Europe and Asia.  Although some distributors carry competitive products, we are the primary line for the majority of our distributors globally.  We also have direct sales personnel in China, France, Germany, India, Italy, Poland, Singapore, South Africa, the United Kingdom and certain parts of the United States, which are among the world's principal machine tool consuming markets.

Approximately 92% of the worldwide demand for computerized machine tools and computer control systems is outside the United States.  In fiscal 2012, approximately 70% of our revenues were from overseas customers.  No single end-user or distributor of our products accounted for more than 5% of our total sales and service fees.

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

Competition

We compete with many other machine tool producers in the United States and foreign countries.  Most of our competitors are larger and have greater financial resources than our company.  Major worldwide competitors include Deckel Maho Gildemeister Group (DMG), Mori Seiki Co., Ltd., Mazak, Haas Automation, Inc., Hardinge Inc., Doosan, and Okuma Machinery Works Ltd.

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

Research and Development

In the fiscal years set forth below, non-capitalized research and development expenditures for new products, significant product improvements and expenditures related to software development projects that were capitalized were as follows (in thousands):

Fiscal Year	Non-capitalized research and development	Capitalized software development
2012	$2,600	$1,000
2011	2,500	1,100
2010	2,200	1,200

Employees

We had approximately 560 full-time employees at the end of fiscal 2012, none of whom are covered by a collective-bargaining agreement or represented by a union. We have experienced no employee-generated work stoppages or disruptions and we consider our employee relations to be satisfactory.

Geographic Areas

Financial information about geographic areas in which we sell our products is set forth in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 14 of Notes to Consolidated Financial Statements.

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

Although we experienced strong growth in sales and profitability in fiscal 2012, there can be no assurance that the global recovery will be sustained or that our performance will return to pre-recession levels in Europe where we sell most of our higher-performance VMX series machines. The ongoing economic uncertainty in the European market could adversely affect our results of operations and financial condition.

Our international operations pose additional risks that may adversely impact sales and earnings.

During fiscal 2012, approximately 70% of our revenues were derived from sales to customers located outside the United States. In addition, our manufacturing facilities are located outside of the United States. Our international operations are subject to a number of risks, including:

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

Our wholly owned subsidiaries in Taiwan and China, Hurco Manufacturing Ltd. (HML) and Ningbo Hurco Manufacturing Limited (NHML), produce all of our machine tools. An unplanned interruption in manufacturing would have a material adverse effect on our results of operations and financial condition. Such an interruption could result from a change in the political environment or a natural disaster, such as an earthquake, typhoon, or tsunami. Any interruption in service by one of our key component suppliers, if prolonged, also could have a material adverse effect on our results of operations and financial condition.

Fluctuations in the exchange rates between the U.S. Dollar and any of several foreign currencies can increase our costs and decrease our revenues.

Our foreign sales, which generate approximately 70% of our revenues, are invoiced and received in several foreign currencies, primarily the Euro, Pound Sterling and Chinese Yuan. Therefore, our results of operations and financial condition are affected by fluctuations in exchange rates between these currencies and the U.S. Dollar, both for purposes of actual conversion and for financial reporting purposes. In addition, we are exposed to exchange risk associated with our purchases of materials and components for our Taiwan manufacturing operations, which are primarily made in the New Taiwan Dollar. We hedge our foreign currency exposure with the purchase of forward exchange contracts. These hedge contracts only mitigate the impact of changes in foreign currency rates that occur during the term of the related contract period and carry risks of counter-party failure. There can be no assurance that our hedges will have their intended effects.

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

The markets in which our products are sold are extremely competitive and highly fragmented. In marketing our products, we compete with other manufacturers in terms of quality, reliability, price, value, delivery time, service and technological characteristics. We compete with a number of U.S., European and Asian competitors, most of which are larger, have substantially greater financial resources and have been supported by governmental or financial institution subsidies and, therefore, may have competitive advantages over us. While we believe our product lines compete effectively, our financial resources are limited compared to those of most of our competitors, making it challenging to remain competitive.

Fluctuations in the price of raw materials, especially steel and iron, could adversely affect our sales, costs and profitability.

We manufacture products with a high iron and steel content. The availability and price for these and other raw materials are subject to volatility due to worldwide supply and demand forces, speculative actions, inventory levels, exchange rates, production costs and anticipated or perceived shortages. In some cases, those cost increases can be passed on to customers in the form of price increases; in other cases they cannot. If the prices of raw materials increase and we are not able to charge our customers higher prices to compensate, our results of operations would be adversely affected.

Due to future changes in technology, changes in market demand, or changes in market expectations, portions of our inventory may become obsolete or excess.

The technology within our products changes and, generally, we bring new versions of our machines to market in three-year to five-year cycles. The phasing out of an old product involves estimating the amount of inventory to hold to satisfy the final demand for those machines and to satisfy future repair part needs. Based on changing customer demand and expectations of delivery times for repair parts, we may find that we have either obsolete or excess inventory on hand. Because of unforeseen future changes in technology, market demand or competition, we might have to write off unusable inventory, which would adversely affect our results of operations.

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

The unexpected loss of members of our senior management team or other key personnel could impair our ability to carry out our business plan. We believe that our future success will depend in part on our ability to attract and retain highly skilled and qualified personnel. The loss of senior management or other key personnel may adversely affect our operating results as we incur costs to replace the departed personnel and potentially lose opportunities in the transition of important job functions.

Item 1B.          Unresolved Staff Comments

None.

Item 2.             PROPERTIES

The following table sets forth the principal use, location, and size of each of our facilities:

Principal Uses	Locations	Square Footage

Corporate headquarters, design and engineering, product testing, sales and marketing, application engineering and customer service.	Indianapolis, Indiana, USA (1)	165,000

Manufacturing	Taichung, Taiwan	330,600
	Ningbo, China	112,400

Sales, design engineering, product testing and customer service.	Dexter, Michigan, USA	3,000

Sales, application engineering and customer service.	High Wycombe, England Benoni, South Africa	12,000 2,500
	Paris and Toulouse, France	11,100
	Munich and Hagen, Germany	26,200
	Milan, Italy	10,800
	Netherlands	4,000
	South Korea	700
	Singapore	6,300
	Shanghai, Dongguan, Shenyang
	Ningbo, Chongqing, and Beijing, China	18,800
	Chennai, Haryana, and Pune India	10,800
	Liegnitz, Poland	2,900
	Grand Rapids, Michigan, USA	5,000
	Ball Ground, Georgia, USA	5,200

Warehouse, distribution, sales, application engineering and customer service.	Los Angeles, California, USA	13,100

(1)	Approximately 50,000 square feet is leased to a third-party under a lease that expires March 31, 2013. We are currently pursuing other tenants as the current tenant has notified us that they will be vacating the property at the end of the lease.

We own the Indianapolis facility and lease all other facilities. The leases have terms expiring at various dates ranging from November 2012 to July 2017. We believe that all of our facilities are well maintained and are adequate for our needs now and in the foreseeable future. We do not believe that we would experience any difficulty in replacing any of the present facilities if any of our leases were not renewed at expiration.

Item 3.             LEGAL PROCEEDINGS

From time to time we are involved in various claims and lawsuits arising in the normal course of business. We do not expect any of these claims, individually or in the aggregate, to have a material adverse effect on our financial position or results of operations.

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

The following information sets forth as of October 31, 2012, the name of each executive officer and his or her age, tenure as an officer, principal occupation and business experience for the last five years:

Name	Age	Position(s) with the Company
Michael Doar	57	Chairman of the Board, Chief Executive Officer and President
John G. Oblazney	44	Vice President, Secretary, Treasurer and Chief Financial Officer
John P. Donlon	55	Executive Vice President, International Sales/Service
Sonja K. McClelland	41	Corporate Controller, Assistant Secretary
Gregory S. Volovic	48	Executive Vice President, Technology & Operations and North American Sales/Service

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

John P. Donlon has been employed by us since April 2010 as Executive Vice President, International Sales/Service.  Prior to joining us, Mr. Donlon served as the Vice President of Sales for Yaskawa America Robotics since 2008. From 2004 to 2008, Mr. Donlon served as the Vice President of Sales and Marketing for Ansaldo STS, a worldwide supplier of automation technologies to the rail industry. Earlier in his career, Mr. Donlon held executive sales and management positions with other multi-national companies including Honeywell and ABB, and he has significant international experience in the emerging markets of China, Russia and Brazil.

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

Gregory S. Volovic has been employed by us since March 2005 and is Executive Vice President, Technology & Operations and North American Sales/Service. Mr. Volovic previously held the position of Executive Vice President, Software & Engineering until October 2009. Prior to joining us, Mr. Volovic held various positions with Thomson, Inc. including Director of E-Business, Engineering, and Information Technology. Prior to that, Mr. Volovic was employed by Unisys Corporation.

PART II

Item 5.          MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the Nasdaq Global Select Market under the symbol “HURC”. The following table sets forth the high and low sale prices of the shares of our common stock for the periods indicated, as reported by the Nasdaq Global Select Market.

	2012		2011
Fiscal Quarter Ended:	High	Low	High	Low
January 31	$28.00	$20.16	$26.84	$18.01
April 30	28.80	22.51	32.82	23.25
July 31	26.58	19.15	35.07	27.69
October 31	24.89	19.58	30.47	17.45

On December 28, 2012, the closing price of our common stock on the Nasdaq Global Select Market was $22.84.

We do not currently pay dividends on our common stock and intend to continue to retain earnings for working capital and capital expenditures.

There were 166 holders of record of our common stock as of December 28, 2012.

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

	Year Ended October 31,
	2012	2011	2010	2009	2008
	(Dollars in thousands, except per share amounts)
Statement of Operations Data:
Sales and service fees	$203,117	$180,400	$105,893	$91,016	$223,994
Gross profit	63,181	55,874	21,796	25,828	82,617
Selling, general and administrative expenses	41,160	38,493	29,837	30,874	46,811
Operating income (loss)	22,021	17,381	(8,041)	(5,046)	35,806
Other income (expense)	(157)	(1,762)	(818)	1,234	(1,640)
Net income (loss)	15,638	11,124	(5,744)	(2,321)	22,520
Earnings (loss) per common share- diluted	2.40	1.71	(0.89)	(0.36)	3.49
Weighted average common shares outstanding-diluted	6,470	6,472	6,441	6,429	6,444

	As of October 31,
	2012	2011	2010	2009	2008
	(Dollars in thousands)
Balance Sheet Data:
Current assets	$173,381	$164,074	$136,208	$118,264	$151,312
Current liabilities	49,372	57,228	42,240	20,807	51,129
Working capital	124,009	106,846	93,968	97,457	100,183
Current ratio	3.5	2.9	3.2	5.7	3.0
Total assets	195,312	186,545	160,346	144,743	177,444
Non-current liabilities	2,147	3,105	3,366	3,560	2,838
Total debt	3,206	865	—	—	—
Shareholders’ equity	143,793	126,212	114,740	120,376	123,477

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

The market for machine tools is international in scope. We have both significant foreign sales and significant foreign manufacturing operations. During fiscal 2012, 59% of our revenues were attributable to customers in Europe, where we typically sell more of our higher-performance, higher-priced VMX series machines. Additionally, 11% of our revenues were attributable to customers in Asia, where we sell more of our entry-level, lower-priced machines, but where we also encounter greater price pressures. We sell our products through more than 100 independent agents and distributors in countries throughout North America, Europe and Asia. We also have our own direct sales and service organizations in China, France, Germany, India, Italy, Poland, Singapore, South Africa, the United Kingdom and certain parts of the United States. The vast majority of our machine tools are manufactured to our specifications primarily by our wholly owned subsidiary in Taiwan, Hurco Manufacturing Limited (HML). Machine castings and components to support HML’s production are manufactured at our facility in Ningbo, China. We also manufacture machine tools for the Chinese market at the Ningbo plant.

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

During fiscal 2012, we continued to focus on our core competencies and strategic priorities, which we believe have a positive impact on our financial performance and our ability to remain competitive in a very diverse global market for machine tools. We continued to invest in China, the largest machine tool market in the world. Unit sales of our products in China in fiscal 2012 increased by more than 50% on a year-over-year basis. In addition, we expanded our product line of five-axis and high speed machines, as well as multi-axis lathes and other specialty equipment that simplifies complex operations with an intuitive, user-friendly interface allowing our customers to increase productivity and profitability. Our overall results reflected a strong improvement in sales of approximately 13% over fiscal 2011 and a 27% improvement in operating income resulting from more effective management of our operating costs.

Results of Operations

The following table presents, for the fiscal years indicated, selected items from the Consolidated Statements of Operations expressed as a percentage of our worldwide sales and service fees and the year-to-year percentage changes in the dollar amounts of those items.

	Percentage of Revenues			Year-to-Year % Change
	2012	2011	2010	Increase (Decrease)
				’12 vs. ’11	’11 vs. ’10
Sales and service fees	100.0%	100.0%	100.0%	12.6%	70.4%
Gross profit	31.1%	31.0%	20.6%	13.1%	156.3%
Selling, general and administrative expenses	20.3%	21.3%	28.2%	6.9%	29.0%
Operating income (loss)	10.8%	9.6%	(7.6)%	26.7%	316.2%
Other income (expense)	(0.1)%	(1.0)%	(0.8)%	91.1%	(115.4)%
Net income (loss)	7.7%	6.2%	(5.4)%	40.6%	293.7%

Fiscal 2012 Compared to Fiscal 2011

Sales and Service Fees. Annual sales and service fees for fiscal 2012 were $203.1 million, an increase of $22.7 million, or 12.6%, from fiscal 2011. A stronger U.S. Dollar when translating foreign sales to U.S. Dollars had an unfavorable impact of approximately 4%, or $7.6 million, on the year-to-year comparison.

Net Sales and Service Fees by Geographic Region

The following table sets forth net sales and service fees by geographic region for the fiscal years ended October 31, 2012 and 2011 (in thousands):

	October 31,				Increase (Decrease)
	2012		2011		Amount	%
North America	$60,527	29.8%	$49,637	27.5%	$10,890	21.9%
Europe	119,359	58.8%	111,080	61.6%	8,279	7.5%
Asia Pacific	23,231	11.4%	19,683	10.9%	3,548	18.0%
Total	$203,117	100.0%	$180,400	100.0%	$22,717	12.6%

The increase in sales during fiscal 2012 was primarily the result of higher customer demand in all regions. The 7.5% increase in Europe was actually 13.3% when adjusted to exclude the adverse impact of foreign currency translation due to a weaker Euro relative to the U.S. Dollar. In fiscal 2012, unit shipments increased 14% in North America, 4% in Europe and 16% in Asia compared to fiscal 2011.

Net Sales and Service Fees by Product Category

The following table sets forth net sales and service fees by product category for the years ended October 31, 2012 and 2011 (in thousands):

	October 31,				Increase
	2012		2011		Amount	%

Computerized Machine Tools	$179,337	88.3%	$156,736	86.9%	$22,601	14.4%

Service Fees, Parts and Other	23,780	11.7%	23,664	13.1%	116	0.5%

Total	$203,117	100.0%	$180,400	100.0%	$22,717	12.6%

Orders and Backlog. New order bookings in fiscal 2012 were $198.1 million, an increase of $1.2 million, or 0.6%, over the prior year. Orders in fiscal 2012 increased over fiscal 2011 in North America by $11.6 million (or 23%), but decreased in Europe by $6.1 million (or 5%), and $4.4 million (or 17%) in the Asia Pacific region. The effect of a stronger U.S. Dollar in 2012 when translating foreign orders to U.S. Dollars had an unfavorable impact of $7.0 million, or 4%, on the year-to-year comparison. Unit orders increased 22% in North America, but decreased in Europe by 9% and in the Asia Pacific region by 22%. Backlog was $25.8 million at October 31, 2012, compared to $31.9 million at October 31, 2011. We do not believe backlog is a useful measure of past performance or indicative of future performance. Backlog orders as of October 31, 2012 are expected to be fulfilled in fiscal 2013.

Gross Profit. Gross profit for fiscal 2012 was $63.2 million, or 31.1% of sales, compared to $55.9 million, or 31.0% of sales for fiscal 2011. The year-over-year improvement in gross profit was primarily related to an increase in volume of sales year-over-year.

Operating Expenses. Selling, general and administrative expenses were $41.2 million for fiscal 2012, an increase of $2.7 million, or 6.9%, from fiscal 2011. The increase consisted primarily of higher sales and marketing expense, and higher commissions as a result of the increase in sales. Despite the dollar increase, selling, general and administrative expenses as a percentage of sales and service fees declined to 20.3% as compared to 21.3% for fiscal 2011 due to the increased sales in 2012.

Operating Income (Loss). Operating income for fiscal 2012 was $22.0 million, or 10.8% of sales, compared to an operating income of $17.4 million, or 9.6% of sales, in fiscal 2011. The improvement in operating income year-over-year was primarily due to the increase in sales.

Other (Income) Expense. Other expense for fiscal 2012 decreased by $1.6 million from fiscal 2011 due to lower foreign currency losses experienced in fiscal 2012.

Provision (Benefit) for Income Taxes. Our effective tax rate for fiscal 2012 was 28.5%, which reflected minimal change compared to the effective tax rate for fiscal 2011 of 28.8%.

Net Income (Loss). Net income for fiscal 2012 was $15.6 million, or $2.40 per diluted share, which is an increase of $4.5 million from fiscal 2011 net income of $11.1 million, or $1.71 per diluted share.

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

Net Sales and Service Fees by Product Category

The following table sets forth net sales and service fees by product category for the years ended October 31, 2011 and 2010 (in thousands):

	October 31,				Increase
	2011		2010		Amount	%

Computerized Machine Tools	$156,736	86.9%	$88,184	83.3%	$68,552	77.7%

Service Fees, Partsand Other	23,664	13.1%	17,709	16.7%	5,955	33.6%

Total	$180,400	100.0%	$105,893	100.0%	$74,507	70.4%

Orders and Backlog. New order bookings in fiscal 2011 were $197.0 million, an increase of $81.7 million, or 70.8%, over the prior year. Orders in fiscal 2011 increased over fiscal 2010 by $17.9 million (or 56%) in North America, by $53.0 million (or 77%) in Europe, and $10.8 million (or 73%) in the Asia Pacific region. The effect of a weaker U.S. Dollar in 2011 when translating foreign orders to U.S. Dollars had a favorable impact of $3.7 million, or 3.2%, on the year-to-year comparison. Unit orders increased 41% in North America, 57% in Europe and 66% in the Asia Pacific region. Backlog was $31.9 million at October 31, 2011, compared to $15.6 million at October 31, 2010. We do not believe backlog is a useful measure of past performance or indicative of future performance. Backlog orders as of October 31, 2011 were fulfilled in fiscal 2012.

Gross Profit. Gross profit for fiscal 2011 was $55.9 million, or 31.0% of sales, compared to $21.8 million, or 20.6% of sales for fiscal 2010. The year-over-year improvement in gross profit was primarily related a general increase in volume of sales year-over-year, particularly in Europe, the primary market for our higher-performance VMX series machines, and the increased cost efficiencies realized from higher production levels during fiscal 2011. However, gross profit for fiscal 2011 was adversely impacted by higher raw material costs, primarily for metals, as well as the appreciation of the New Taiwanese Dollar relative to the U.S. Dollar. We increased selling prices across all product offerings at the end of the second quarter of fiscal 2011 to offset these higher costs.

Operating Expenses. Selling, general and administrative expenses were $38.5 million for fiscal 2011, an increase of $8.7 million, or 29.0%, from fiscal 2010. The increase consisted primarily of higher sales commissions due to increased sales volume, higher global sales and marketing expense, and increased wages and compensation paid to employees who had experienced wage reductions when cost containment measures were implemented during fiscal 2009 and 2010.  Despite the dollar increase, selling, general and administrative expenses as a percentage of the sales and service fees declined to 21.8% in fiscal 2012 as compared to 28.2% for fiscal 2010 due to increased sales in 2011.

Operating Income (Loss). Operating income for fiscal 2011 was $17.4 million, or 9.6% of sales, compared to an operating loss of $8.0 million, or 7.6% of sales, in fiscal 2010. The substantial improvement in operating income year-over-year was primarily due to the significant increase in sales in fiscal 2011.

Other (Income) Expense. Other income for fiscal 2011 decreased by $1.1 million in comparison to fiscal 2010 due primarily to net realized and unrealized losses from foreign currency fluctuations on payables and receivables, net of foreign currency forward exchange contracts.

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

Liquidity and Capital Resources

At October 31, 2012, we had cash and cash equivalents of $35.8 million compared to $45.0 million at October 31, 2011.

Approximately 72.1% of our $35.8 million of cash and cash equivalents is held in the U.S. The remaining balances are denominated in various foreign currencies and held by our foreign subsidiaries. These balances are associated with our permanent reinvestment strategy and are subject to fluctuations in currency exchange rates. We do not believe that the indefinite reinvestment of these funds offshore impairs our ability to meet our domestic working capital needs.

Working capital, excluding cash, was $88.2 million at October 31, 2012, compared to $61.9 million at October 31, 2011. The increase in working capital, excluding cash, was primarily due to increased inventory resulting from higher production levels and increased accounts receivable due to higher sales volumes.

Inventories were $91.3 million at October 31, 2012, compared to $81.1 million at October 31, 2011. The $10.2 million increase was due to increased finished goods inventory to support the 13% increase in sales. Inventory turns remained relatively stable from 1.6 turns as of October 31, 2011 to 1.5 turns as of October 31, 2012.

Capital expenditures were $3.7 million in fiscal 2012 and $2.8 million in fiscal 2011. Capital expenditures for 2012 were primarily for purchase of factory equipment for production facilities in Taiwan, software development costs, and implementation of operating systems. We funded these expenditures with cash flow from operations.

On December 7, 2012, we entered into a new credit agreement to replace our prior credit agreement. Under the prior credit agreement, we had a $15.0 million unsecured revolving credit facility, a letter of credit facility with a maximum amount for outstanding letters of credit of $3.0 million and a backup letter of credit facility in the amount of 100 million New Taiwan Dollars or approximately $3.5 million.  Pursuant to the new credit agreement, the lenders will provide us with a $12.5 million unsecured revolving credit and letter of credit facility, with a $3.0 million maximum amount for outstanding letters of credit. The scheduled maturity date of the new credit agreement is December 7, 2014.  Given our current cash position, we determined that a $12.5 million revolving credit facility was sufficient to meet our needs during the term of the new credit agreement; moreover, the reduction in the size of the line from the prior credit agreement facilitated more favorable pricing and covenants.

Borrowings under the new credit agreement will bear interest at a LIBOR-based rate or a floating rate of 1% above the prevailing prime rate. The floating rate will not be less than the greatest of (a) a one month LIBOR-based rate plus 1.00% per annum, (b) the federal funds effective rate plus 0.50% per annum, and (c) the prevailing prime rate. The rate we must pay for that portion of the new credit agreement which is not utilized is 0.05% per annum.

The new credit agreement permits us to make investments in subsidiaries of up to $5.0 million, an increase from the amount permitted in the prior credit agreement. Further, the new credit agreement replaces the financial covenants that were in the prior credit agreement with a minimum working capital requirement of $90.0 million and a minimum tangible net worth requirement of $120.0 million. The new credit agreement will permit us to pay cash dividends in an amount not to exceed $1.0 million per calendar year so long as we are not in default before and after giving effect to such dividends.  The remaining covenants in the new credit agreement are substantially the same as those that were in the prior credit agreement.

We also have credit facilities in the United Kingdom, Germany, Taiwan and China. At October 31, 2012, our only outstanding borrowings were in China, where we had $3.2 million outstanding. At October 31, 2012, we were in compliance with those covenants contained in all of our credit facilities and had $25.2 million of available borrowing capacity under those facilities.

We believe our cash position and borrowing capacity under our credit facilities provide adequate liquidity to fund our operations over the next twelve months and keep us committed to our strategic plan for product innovation and targeted penetration of developing markets.

Although we have not made any significant acquisitions in the recent past, we continue to receive and review information on businesses and assets, including intellectual property assets, which may be available for purchase.

Contractual Obligations and Commitments

The following is a table of contractual obligations and commitments as of October 31, 2012 (all amounts in thousands):

Payments Due by Period

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Short-term debt	$3,206	$3,206	$—	$—	$—
Operating Leases	6,978	3,037	3,788	153	—
Other	1,244	—	—	—	1,244
Total	$11,428	$6,243	$3,788	$153	$1,244

In addition to the contractual obligations and commitments disclosed above, we also have a variety of other obligations for the procurement of materials and services, none of which subject us to any material non-cancelable commitments. While some of these obligations arise under long-term supply agreements, we are not committed under these agreements to accept or pay for requirements that are not needed to meet our production needs. We have no material minimum purchase commitments or “take-or-pay” type agreements or arrangements. Unrecognized tax benefits in the amount of approximately $118,000, excluding any interest and penalties, have been excluded from the table above because we are unable to determine a reasonably reliable estimate of the timing of future payment.

We expect capital spending in fiscal 2013 to be approximately $4.6 million, which includes investments for capitalized software, capital equipment and costs to continue implementation of our integrated computer system. We expect to fund these commitments with cash on hand and cash generated from operations.

Off Balance Sheet Arrangements

From time to time, our subsidiaries guarantee third party payment obligations in connection with the sale of machines to customers that use financing. As of October 31, 2012, we had 19 outstanding third party payment guarantees totaling approximately $1.1 million. The terms of these guarantees are consistent with the underlying customer financing terms. Upon shipment of a machine, the customer has the risk of ownership. The customer does not obtain title, however, until it has paid for the machine. A retention of title clause allows us to recover the machine if the customer defaults on the financing. We accrue for potential liabilities under these guarantees when we believe a loss is probable and can be estimated.

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

Service fees from maintenance contracts are deferred and recognized in earnings on a pro rata basis over the term of the contract. Sales related to software products are recognized when shipped in conformity with U.S. Generally Accepted Accounting Principles as promulgated by Financial Accounting Standards Board or its predecessor (FASB guidance) related to software revenue recognition that requires at the time of shipment, persuasive evidence of an arrangement exists, delivery has occurred, the selling price is fixed and determinable and collectability is reasonably assured. The software does not require production, modification or customization.

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

Income Taxes – We account for income taxes in accordance with FASB guidance. Deferred tax assets and liabilities are measured using enacted income tax rates in each jurisdiction in effect for the year in which the temporary differences are expected to be recovered or settled. These deferred tax assets are reduced by a valuation allowance, which is established when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Our judgment regarding the realization of deferred tax assets may change due to future profitability and market conditions, changes in U.S. or foreign tax laws and other factors. These changes, if any, may require material adjustments to these deferred tax assets and an accompanying reduction or increase in net income in the period when such determinations are made.

The determination of our provision for income taxes requires judgment, the use of estimates and the interpretation and application of complex tax laws. Our provision for income taxes reflects a combination of income earned and taxed at the federal and state level in the U.S., as well as in various foreign jurisdictions. We have not provided for any U.S. income taxes on the undistributed earnings of our foreign subsidiaries based upon our determination that such earnings will be indefinitely reinvested abroad.

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

Capitalized Software Development Costs – Costs incurred to develop computer software products and significant enhancements to software features of existing products are capitalized as required by FASB guidance relating to accounting for the costs of computer software to be sold, leased, or otherwise marketed, and amortized over the estimated product life of the related software. The determination as to when in the product development cycle technological feasibility has been established, and the expected product life, require judgments and estimates by management and can be affected by technological developments, innovations by competitors and changes in market conditions affecting demand. We periodically review the carrying values of these assets and make judgments as to ultimate realization considering the above-mentioned risk factors.

Derivative Financial Instruments – Critical aspects of our accounting policy for derivative financial instruments that we designate as hedging instruments include conditions that require that critical terms of a hedging instrument are essentially the same as a hedged forecasted transaction. Another important element of our policy demands that formal documentation be maintained as required by FASB guidance relating to accounting for derivative instruments and hedging activities. Failure to comply with these conditions would result in a requirement to recognize changes in market value of hedge instruments in earnings. We routinely monitor significant estimates, assumptions, and judgments associated with derivative instruments, and compliance with formal documentation requirements.

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

Item 7a.     Quantitative and Qualitative Disclosures About Market Risks

Interest Rate Risk

Interest on borrowings under our bank credit agreements are tied to prevailing domestic and foreign interest rates. At October 31, 2012, we had $3.2 million of borrowings outstanding under our credit facility in China, but had no outstanding borrowings under any of our other bank credit facilities.

Foreign Currency Exchange Risk

In fiscal 2012, we derived approximately 70% of our revenues from foreign markets. All of our computerized machine tools and computer control systems assembled in Taiwan, as well as certain proprietary service parts, are sourced by our U.S.-based engineering and manufacturing division and re-invoiced to our foreign sales and service subsidiaries, primarily in their functional currencies.

Our products are sourced from foreign suppliers or built to our specifications by either our wholly-owned subsidiaries in Taiwan and China or an affiliated contract manufacturer in Taiwan. Our purchases are predominantly in foreign currencies and in some cases our arrangements with these suppliers include foreign currency risk sharing agreements, which reduce (but do not eliminate) the effects of currency fluctuations on product costs. The predominant portion of the exchange rate risk associated with our product purchases relates to the New Taiwan Dollar.

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

Forward contracts for the sale or purchase of foreign currencies as of October 31, 2012, which are designated as cash flow hedges under FASB guidance related to accounting for derivative instruments and hedging activities were as follows:

				Contract Amount at
	Notional	Weighted		Forward Rates in
	Amount	Avg.		U.S. Dollars
Forward Contracts	in Foreign Currency	Forward Rate		Contract Date	October 31, 2012	Maturity Dates
Sale Contracts:
Euro	27,850,000	1.2987		$36,169,655	$36,158,378	Nov 2012-Oct 2013
Sterling	6,070,000	1.5871		$9,633,399	$9,785,006	Nov 2012-Oct 2013
Purchase Contracts:
New Taiwan Dollar	763,000,000	29.25	*	$26,085,655	$26,272,742	Nov 2012-Oct 2013

 *NT Dollars per U.S. Dollar

Forward contracts for the sale or purchase of foreign currencies as of October 31, 2012, which were entered into to protect against the effects of foreign currency fluctuations on receivables and payables and are not designated as hedges under this guidance denominated in foreign currencies, were as follows:

				Contract Amount at Forward Rates in U.S. Dollars
Forward Contracts	Notional Amount in Foreign Currency	Weighted Avg. Forward Rate		Contract Date	October 31, 2012	Maturity Dates
Sale Contracts:
Euro	12,884,438	1.2945		$16,678,875	$16,717,779	Nov 2012 – Apr 2013
Pound Sterling	1,315,940	1.6082		$2,116,306	$2,122,312	Nov 2012
Canadian Dollar	996,217	0.9973		$993,534	$991,774	Apr 2013
South African Rand	6,129,420	0.1126		$690,282	$690,497	Apr 2013

Purchase Contracts:
New Taiwan Dollar	315,083,180	29.10	*	$10,827,649	$10,799,598	Nov 2012 – Dec 2012

 * NT Dollars per U.S. Dollar

We are exposed to foreign currency exchange risk related to our investment in net assets in foreign countries. To manage this risk, we entered into a forward contract with a notional amount of €3.0 million. We designated this forward contract as a hedge of our net investment in Euro denominated assets. We selected the forward method under the FASB guidance related to the accounting for derivatives instruments and hedging activities. The forward method requires all changes in the fair value of the contract to be reported as a cumulative translation adjustment in Accumulated Other Comprehensive Loss, net of tax, in the same manner as the underlying hedged net assets. This forward contract matured in November 2012 and we entered into a new forward contract for the same notional amount that is set to mature in November 2013. As of October 31, 2012, we had a realized gain of $227,000 and an unrealized gain of $106,000, net of tax, recorded as cumulative translation adjustments in Accumulated Other Comprehensive Loss, related to these forward contracts.

Forward contracts for the sale or purchase of foreign currencies as of October 31, 2012, which are designated as net investment hedges under this guidance were as follows:

	Notional Amount	Weighted Avg.	Contract Amount at Forward Rates in U.S. Dollars
Forward Contracts	in Foreign Currency	Forward Rate	Contract Date	October 31, 2012	Maturity Date
Sale Contracts:
Euro	3,000,000	1.3520	$4,056,000	$3,889,680	Nov 2012

Management’s Annual Report on Internal Control Over Financial Reporting

To the Shareholders and

Board of Directors

of Hurco Companies, Inc.:

Management of Hurco Companies, Inc. (the “Company”), has assessed the effectiveness of internal controls over financial reporting as of October 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting.

Because of its inherent limitations, the Company’s internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In management’s opinion, the Company’s internal controls over financial reporting as of October 31, 2012, are effective based on the criteria specified above.

Our independent registered accounting firm, Ernst & Young LLP, who also audited our consolidated financial statements, audited the effectiveness of our internal control over financial reporting as of October 31, 2012. Ernst & Young has issued their attestation report, which is included in Part II, Item 8 of this Annual Report on Form 10-K.

/s/ Michael Doar
Michael Doar,
Chairman of the Board, Chief Executive Officer and President

/s/ John G. Oblazney
John G. Oblazney,
Vice President & Chief Financial Officer

/s/ Sonja K. McClelland
Sonja K. McClelland
Corporate Controller, Assistant Secretary
(Principal Accounting Officer)

Indianapolis, Indiana
January 11, 2013

Item 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and

Board of Directors

of Hurco Companies, Inc.

We have audited the accompanying consolidated balance sheets of Hurco Companies, Inc. as of October 31, 2012 and 2011 and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for each of the three years in the period ended October 31, 2012. Our audits also included the financial statement schedule listed at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hurco Companies, Inc. at October 31, 2012 and 2011 and the consolidated results of its operations and its cash flows for each of the three years in the period ended October 31, 2012 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Hurco Companies, Inc.’s internal control over financial reporting as of October 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Commission of Sponsoring Organizations of the Treadway Commission and our report dated January 11, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Indianapolis, Indiana

January 11, 2013

Report of Independent Registered Public Accounting Firm

To the Shareholders and

Board of Directors

of Hurco Companies, Inc.

We have audited Hurco Companies, Inc.’s internal control over financial reporting as of October 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Hurco Companies, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Hurco Companies, Inc. maintained, in all material respects, effective internal control over financial reporting as of October 31, 2012, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Hurco Companies, Inc. as of October 31, 2012 and 2011 and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for each of the three years in the period ended October 31, 2012 of Hurco Companies, Inc. and our report dated January 11, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Indianapolis, Indiana

January 11, 2013

HURCO COMPANIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended October 31,
	2012	2011	2010
	(In thousands, except per share amounts)

Sales and service fees	$203,117	$180,400	$105,893
Cost of sales and service	139,936	124,526	84,097
Gross profit	63,181	55,874	21,796
Selling, general and administrative expenses	41,160	38,493	29,837
Operating income (loss)	22,021	17,381	(8,041)
Interest expense	168	143	49
Interest income	69	132	86
Investment income	7	13	14
Earnings (losses) from equity investments	276	53	(149)
Other (income) expense, net	341	1,817	720
Income (loss) before income taxes	21,864	15,619	(8,859)
Provision (benefit) for income taxes	6,226	4,495	(3,115)
Net income (loss)	$15,638	$11,124	$(5,744)

Earnings (loss) per common share – basic	$2.41	$1.72	$(0.89)
Weighted average common shares outstanding – basic	6,445	6,441	6,441
Earnings (loss) per common share – diluted	$2.40	$1.71	$(0.89)
Weighted average common shares outstanding – diluted	6,470	6,472	6,441

The accompanying notes are an integral part of the consolidated financial statements.

HURCO COMPANIES, INC.

CONSOLIDATED BALANCE SHEETS

ASSETS

	As of October 31,
	2012	2011
	( In thousands, except share and per share data)
Current assets:
Cash and cash equivalents	$35,770	$44,961
Accounts receivable, less allowance for doubtful accounts of $384 in 2012 and $608 in 2011	35,297	27,057
Refundable taxes	1,459	1,442
Inventories, net	91,320	81,127
Deferred income taxes, net	1,182	2,692
Derivative assets	708	1,197
Other	7,645	5,598
Total current assets	173,381	164,074

Property and equipment:
Land	782	782
Building	7,352	7,116
Machinery and equipment	17,411	16,336
Leasehold improvements	3,467	2,508
	29,012	26,742
Less accumulated depreciation and amortization	(16,933)	(15,198)
	12,079	11,544
Software development costs, less accumulated amortization	3,969	4,928
Investments and other assets, net	5,883	5,999
	$195,312	$186,545

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$28,621	$36,335
Accounts payable-related parties	1,167	2,711
Accrued expenses and other	14,186	13,983
Accrued warranty expenses	1,623	1,725
Derivative liabilities	569	1,609
Short-term debt	3,206	865
Total current liabilities	49,372	57,228

Non-current liabilities:
Deferred income taxes, net	903	1,982
Deferred credits and other	1,244	1,123
	2,147	3,105
Commitments and contingencies
Shareholders’ equity:
Preferred stock: no par value per share, 1,000,000 shares authorized, no shares issued	—	—
Common stock: no par value, $.10 stated value per share, 12,500,000 shares authorized, 6,502,928 and 6,471,710 shares issued; and 6,447,210 and 6,440,851 shares outstanding, as of October 31, 2012 and October 31, 2011, respectively	645	644
Additional paid-in capital	53,415	52,614
Retained earnings	90,586	74,948
Accumulated other comprehensive loss	(853)	(1,994)
Total shareholders’ equity	143,793	126,212
	$195,312	$186,545

The accompanying notes are an integral part of the consolidated financial statements.

HURCO COMPANIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended October 31,
	2012	2011	2010
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$15,638	$11,124	$(5,744)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Provision for doubtful accounts	(224)	111	(312)
Deferred income taxes	1,846	1,372	(216)
Equity in (income) loss of affiliates	(276)	(53)	149
Foreign currency (gain) loss	3,003	311	1,927
Unrealized (gain) loss on derivatives	522	(720)	(624)
Depreciation and amortization	4,126	4,300	3,804
Stock-based compensation	870	470	141
Change in assets and liabilities:
(Increase) decrease in accounts receivable and refundable taxes	(8,662)	(3,395)	(4,047)
(Increase) decrease in inventories	(10,152)	(25,702)	4,154
Increase (decrease) in accounts payable	(9,594)	8,085	21,114
Increase (decrease) in accrued expenses	343	5,922	(398)
Net change in derivative assets and liabilities	68	(330)	(174)
Other	(4,495)	(2,690)	1,978
Net cash provided by (used for) operating activities	(6,987)	(1,195)	21,752

Cash flows from investing activities:
Proceeds from sale of property and equipment	1	—	40
Purchase of property and equipment	(2,755)	(1,745)	(632)
Software development costs	(977)	(1,097)	(1,216)
Other proceeds (investments)	(42)	(34)	50
Net cash used for investing activities	(3,773)	(2,876)	(1,758)

Cash flows from financing activities:
Proceeds from exercise of common stock options	1	—	—
Borrowings on short-term debt	2,293	844	—
Net cash provided by financing activities	2,294	844	—

Effect of exchange rate changes on cash	(725)	(67)	(521)
Net increase (decrease) in cash	(9,191)	(3,294)	19,473

Cash and cash equivalents at beginning of year	44,961	48,255	28,782

Cash and cash equivalents at end of year	$35,770	$44,961	$48,255

Supplemental disclosures:
Cash paid for (refunds of):
Interest	$127	$23	$18
Income taxes, net	$10,679	$1,381	$(6,211)

The accompanying notes are an integral part of the consolidated financial statements.

HURCO COMPANIES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

	Common Stock
(Dollars in thousands)	Shares Outstanding	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

Balances, October 31, 2009	6,440,851	$644	$52,003	$69,568	$(1,839)	$120,376

Net loss	—	—	—	(5,744)	—	(5,744)

Translation of foreign currency financial statements	—	—	—	—	(50)	(50)

Realized loss on derivative instruments reclassified into operations, net of tax of $11	—	—	—	—	19	19

Unrealized loss of derivative instruments,	—	—	—	—	(2)	(2)
Comprehensive loss						(5,777)

Stock-based compensation expense	—	—	141	—	—	141
Balances, October 31, 2010	6,440,851	$644	$52,144	$63,824	$(1,872)	$114,740

Net income	—	—	—	11,124	—	11,124

Translation of foreign currency financial statements	—	—	—	—	363	363

Realized loss on derivative instruments reclassified into operations, net of tax of $3	—	—	—	—	7	7

Unrealized loss of derivative instruments, net of tax of $(283)	—	—	—	—	(492)	(492)
Comprehensive income						11,002

Stock-based compensation expense	—	—	470	—	—	470
Balances, October 31, 2011	6,440,851	$644	$52,614	$74,948	$(1,994)	$126,212

Net income	—	—	—	15,638	—	15,638

Translation of foreign currency financial statements	—	—	—	—	(838)	(838)

Realized loss on derivative instruments reclassified into operations, net of tax of $63	—	—	—	—	109	109

Unrealized gain of derivative instruments, net of tax of $1,076	—	—	—	—	1,870	1,870
Comprehensive income						16,779

Exercise of common stock options	500	—	1	—	—	1

Restricted shares vested	5,859	1	(1)	—	—	—

Tax benefit from exercise of stock options	—	—	(69)	—	—	(69)

Stock-based compensation expense	—	—	870	—	—	870
Balances, October 31, 2012	6,447,210	$645	$53,415	$90,586	$(853)	$143,793

The accompanying notes are an integral part of the consolidated financial statements.

HURCO COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation. The consolidated financial statements include the accounts of Hurco Companies, Inc. (an Indiana corporation) and its wholly-owned subsidiaries. We have a 35% ownership interest in a Taiwan affiliate that is accounted for using the equity method. Our investment in that affiliate was approximately $2.4 million and $2.1 million as of October 31, 2012 and 2011, respectively. That investment is included in Investments and Other Assets, Net on the accompanying Consolidated Balance Sheets. Intercompany accounts and transactions have been eliminated.

Statements of Cash Flows. We consider all highly liquid investments with a stated maturity at the date of purchase of three months or less to be cash equivalents. Cash flows from hedges are classified consistent with the items being hedged.

Translation of Foreign Currencies. All balance sheet accounts of non-U.S. subsidiaries are translated at the exchange rate as of the end of the year and translation adjustments of foreign currency balance sheets are recorded as a component of Accumulated Other Comprehensive Loss in shareholders' equity. Income and expenses are translated at the average exchange rates during the year. Cumulative foreign currency translation adjustments as of October 31, 2012 were a net loss of $2.2 million and are included in Accumulated Other Comprehensive Loss. Foreign currency transaction gains and losses are recorded as income or expense as incurred and are recorded in other (income) expense.

Hedging. We account for derivative instruments as either assets or liabilities and carry them at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. For derivative instruments designated as a fair value hedge, the gain or loss is recognized in earnings in the period of change together with the offsetting loss or gain on the hedged item attributed to the risk being hedged. For a derivative instrument designated as a cash flow hedge, the effective portion of the derivative’s gain or loss is initially reported as a component of Accumulated Other Comprehensive Loss in shareholders’ equity and subsequently reclassified into earnings when the hedged exposure affects earnings. The ineffective portion of the gain or loss is reported in earnings immediately. For derivative instruments that are not designated as accounting hedges under the Derivatives and Hedging Topic of the Financial Accounting Standards Board (FASB guidance), changes in fair value are recognized in earnings in the period of change. The Company does not hold or issue derivative financial instruments for speculative trading purposes. We only enter into derivatives with one counterparty which is among one of the largest U.S. banks ranked by assets, in order to minimize its credit risk and to date, no such counterparty has failed to meet its financial obligations under such contracts. We are exposed to certain market risks relating to our ongoing business operations, including foreign currency risk, interest rate risk and credit risk. We manage our exposure to these and other market risks through regular operating and financing activities. Currently, the only risk that we manage through the use of derivative instruments is foreign currency risk.

We operate on a global basis and are exposed to the risk that our financial condition, results of operations and cash flows could be adversely affected by changes in foreign currency exchange rates. To reduce the potential effects of foreign exchange rate movements on our net equity investment in one of our foreign subsidiaries, gross profit and net earnings, we enter into derivative financial instruments in the form of foreign exchange forward contracts with a major financial institution. We are primarily exposed to foreign currency exchange rate risk with respect to transactions and net assets denominated in Euros, Pounds Sterling, Canadian Dollars, Indian Rupee, South African Rand, Singapore Dollars, Chinese Yuan, Polish Zloty, South Korean Won and New Taiwan Dollars.

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

We had forward contracts outstanding as of October 31, 2012, in Euros, Pounds Sterling and New Taiwan Dollars with set maturity dates ranging from November 2012 through October 2013. The contract amount at forward rates in U.S. Dollars at October 31, 2012 for Euros and Pounds Sterling was $36.2 million and $9.8 million, respectively. The contract amount at forward rates in U.S. Dollars for New Taiwan Dollars was $26.3 million at October 31, 2012. At October 31, 2012, we had approximately $1.1 million of gains, net of tax, related to cash flow hedges deferred in Accumulated Other Comprehensive Loss. Of this amount, $30,000 represents unrealized gains, net of tax, related to cash flow hedge instruments that remain subject to currency fluctuation risk. The majority of these deferred gains will be recorded as an adjustment to Cost of Sales and Service in periods through October 2013, in which the corresponding inventory that is the subject of the related hedge contract is sold, as described above.

We are exposed to foreign currency exchange risk related to our investment in net assets in foreign countries. To manage this risk, we entered into a forward contract with a notional amount of €3.0 million. We designated this forward contract as a hedge of our net investment in Euro denominated assets. We selected the forward method under the FASB guidance related to the accounting for derivatives instruments and hedging activities. The forward method requires all changes in the fair value of the contract to be reported as a cumulative translation adjustment in Accumulated Other Comprehensive Loss, net of tax, in the same manner as the underlying hedged net assets This forward contract matured in November 2012 and we entered into a new forward contract for the same notional amount that is set to mature in November 2013. As of October 31, 2012, we had a realized gain of $227,000 and an unrealized gain of $106,000, net of tax, recorded as cumulative translation adjustments in Accumulated Other Comprehensive Loss, related to these forward contracts.

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

We had forward contracts outstanding as of October 31, 2012, in Euros, Pounds Sterling, Canadian Dollars, South African Rand, and New Taiwan Dollars with set maturity dates ranging from November 2012 through April 2013. The contract amounts at forward rates in U.S. Dollars at October 31, 2012 for Euros, Pounds Sterling, Canadian Dollars, South African Rand and Singapore Dollars totaled $20.5 million. The contract amount at forward rates in U.S. Dollars for New Taiwan Dollars was $10.8 million at October 31, 2012.

Fair Value of Derivative Instruments

We recognize the fair value of derivative instruments as assets and liabilities on a gross basis on our Consolidated Balance Sheets. As of October 31, 2012 and October 31, 2011, all derivative instruments were recorded at fair value on the balance sheets as follows (in thousands):

	2012		2011
	Balance Sheet	Fair	Balance Sheet	Fair
Derivatives	Location	Value	Location	Value
Designated as Hedging Instruments:
Foreign exchange forward contracts	Derivative assets	$705	Derivative assets	$634
Foreign exchange forward contracts	Derivative liabilities	$492	Derivative liabilities	$1,492
Not Designated as Hedging Instruments:
Foreign exchange forward contracts	Derivative assets	$3	Derivative assets	$563
Foreign exchange forward contracts	Derivative liabilities	$77	Derivative liabilities	$117

Effect of Derivative Instruments on the Consolidated Balance Sheets, Statements of Changes in Shareholders’ Equity and Statements of Operations

Derivative instruments had the following effects on our Consolidated Balance Sheets, Statements of Changes in Shareholders’ Equity and Statements of Operations, net of tax during the year ended October31, 2012 and 2011 (in thousands):

Derivatives	Amount of Gain (Loss) Recognized in Other Comprehensive Income		Location of Gain (Loss) Reclassified from Other Comprehensive Income	Amount of Gain (Loss) Reclassified from Other Comprehensive Income
	2012	2011		2012	2011
Designated as Hedging Instruments:
(Effective Portion)
Foreign exchange forward contracts – Intercompany sales/purchases	$2,946	$(775)	Cost of sales and service	$(172)	$(10)
Foreign exchange forward contract – Net Investment	$292	$(32)

HURCO COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

We recognized a gain of $482,000 during the year ended October 31, 2012 and a loss of $3,000 during the year ended October 31, 2011 as a result of contracts closed early that were deemed ineffective for financial reporting purposes and did not qualify as cash flow hedges.

Derivatives	Location of Gain (Loss) Recognized in Operations	Amount of Gain (Loss) Recognized in Operations (in thousands)
		2012	2011
Not Designated as Hedging Instruments:
Foreign exchange forward contracts	Other income (expense)	$1,013	$(368)

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

Total depreciation and amortization expense recognized for property and equipment for the years ended October 31, 2012, 2011 and 2010 was $2.2 million, $2.1 million, and $2.1 million, respectively.

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

Research and Development Costs. The costs associated with research and development programs for new products and significant product improvements, other than software development costs which are eligible for capitalization per FASB guidance, are expensed as incurred and are included in Selling, General and Administrative Expenses. Research and development expenses totaled $2.6 million, $2.5 million, and $2.2 million, in fiscal 2012, 2011, and 2010, respectively.

Costs incurred to develop computer software products and significant enhancements to software features of existing products to be sold or otherwise marketed are capitalized, after technological feasibility is established. Software development costs are amortized on a straight-line basis over the estimated product life of the related software, which ranges from three to five years. We capitalized costs of $1.0 million in 2012, $1.1 million in 2011, and $1.2 million in 2010 related to software development projects. Amortization expense for software development costs was $1.9 million, $2.2 million, and $1.7 million, for the years ended October 31, 2012, 2011, and 2010, respectively. Accumulated amortization at October 31, 2012 and 2011 was $11.9 million and $10.0 million, respectively. Estimated amortization expense for the existing amortizable intangible assets for the years ending October 31, is as follows (in thousands):

Fiscal Year	Amortization Expense
2013	$1,008
2014	750
2015	353
2016	—
2017	—

Impairment of Long-Lived Assets. We periodically evaluates the carrying value of long-lived assets to be held and used, including property and equipment and software development costs, when events or circumstances warrant such a review. The carrying value of a long-lived asset (or group of assets) to be held and used is considered impaired when the anticipated separately identifiable undiscounted cash flows from such an asset (or group of assets) are less than the carrying value of the asset (or group of assets) in accordance with FASB guidance related to accounting for the impairment or disposal of long-lived assets.

HURCO COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

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

	Fiscal Year Ended
	October 31,
(in thousands, except per share amount)	2012		2011		2010
	Basic	Diluted	Basic	Diluted	Basic	Diluted

Net income (loss)	$15,638	$15,638	$11,124	$11,124	$(5,744)	$(5,744)

Undistributed earnings allocated to participating shares	(134)	(134)	(53)	(53)	—	—
Net income (loss) applicable to common shareholders	$15,504	$15,504	$11,071	$11,071	$(5,744)	$(5,744)
Weighted average shares outstanding	6,445	6,445	6,441	6,441	6,441	6,441
Stock options	—	25	—	31	—	—
	6,445	6,470	6,441	6,472	6,441	6,441
Income (loss) per share	$2.41	$2.40	$1.72	$1.71	$(0.89)	$(0.89)

Income Taxes – We account for income taxes and the related accounts under the liability method. Deferred tax assets and liabilities are measured using enacted income tax rates in each jurisdiction in effect for the year in which the temporary differences are expected to be recovered or settled. These deferred tax assets are reduced by a valuation allowance, which is established when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Our judgment regarding the realization of deferred tax assets may change due to future profitability and market conditions, changes in U.S. or foreign tax laws and other factors. These changes, if any, may require material adjustments to these deferred tax assets and an accompanying reduction or increase in net income in the period when such determinations are made.

The determination of our provision for income taxes requires judgment, the use of estimates and the interpretation and application of complex tax laws. Our provision for income taxes reflects a combination of income earned and taxed at the federal and state level in the U.S., as well as in various foreign jurisdictions. We have not provided for any U.S. income taxes on the undistributed earnings of our foreign subsidiaries based upon our determination that such earnings will be indefinitely reinvested abroad.

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

HURCO COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

Estimates. The preparation of financial statements in conformity with U.S. Generally Accepted Accounting Principles requires us to make estimates and assumptions that affect the reported amounts presented and disclosed in our consolidated financial statements. Significant estimates and assumptions in these consolidated financial statements require the exercise of judgment and are used for, but not limited to, allowance for doubtful accounts, estimates of future cash flows and other assumptions associated with intangible and long-lived asset impairment tests, useful lives for depreciation and amortization, warranty programs, stock compensation, income taxes and deferred tax valuation allowances, lease classification, and contingencies. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may be different from these estimates.

2.      BUSINESS OPERATIONS

Nature of Business. We design and manufacture computer control systems, software and computerized machine tools for sale to the worldwide machine tool industry. The machine tool industry is highly cyclical and declines in demand can and will occur abruptly in the geographic markets we serve. As a result of the recent global recession, we experienced a significant decline in our sales and orders during fiscal 2009 and 2010 that adversely affected our results of operations. We reported growth in sales during fiscal 2011 and 2012, but have not yet returned to pre-recession levels.

The end market for our products consists primarily of precision tool, die and mold manufacturers, independent job shops, and specialized short-run production applications within large manufacturing operations. Industries served include: aerospace, defense, medical equipment, energy, automotive/transportation, electronics and computer industries. Our products are sold through independent agents and distributors throughout North America, Europe and Asia. We also have our own direct sales and service organizations in China, France, Germany, India, Italy, Poland, Singapore, South Africa, South Korea, the United Kingdom, and certain areas of the United States.

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

Manufacturing Risk. At present, our wholly-owned subsidiaries in Taiwan and China, Hurco Manufacturing Ltd. (HML) and Ningbo Hurco Manufacturing Limited (NHML), produce all of our machine tools. Any interruption in manufacturing at either of these locations would have an adverse effect on our financial operating results. Interruption in manufacturing at one of these locations could result from a change in the political environment or a natural disaster, such as an earthquake, typhoon, or tsunami. Any interruption with one of our key suppliers may also have an adverse effect on our operating results and our financial condition.

HURCO COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

3.         INVENTORIES

Inventories as of October 31, 2012 and 2011 are summarized below (in thousands):

	2012	2011
Purchased parts and sub-assemblies	$18,780	$20,925
Work-in-process	14,256	15,440
Finished goods	58,284	44,762
	$91,320	$81,127

Finished goods inventory consigned to our distributors and agents throughout North America, Europe and Asia was $4.7 million and $3.9 million as of October 31, 2012 and 2011, respectively.

4.          DEBT AGREEMENTS

At October 31, 2012, we were party to a credit agreement that provided us with a $15.0 million revolving credit facility and maximum outstanding letters of credit of $3.0 million. Borrowings under this agreement may be used for general corporate purposes and bear interest at a floating rate, based either on LIBOR or the prime rate, plus an applicable margin.  The agreement contained financial covenants, including restrictions on incurring additional debt, making acquisitions, or paying dividends if we report a cumulative net loss for four consecutive quarters.

On December 7, 2012, we entered into a new credit agreement to replace our prior credit agreement. Under the prior credit agreement, we had a $15.0 million unsecured revolving credit facility, a letter of credit facility with a maximum amount for outstanding letters of credit of $3.0 million and a backup letter of credit facility in the amount of 100 million New Taiwan Dollars or approximately $3.5 million.  Pursuant to the new credit agreement, the lenders will provide us with a $12.5 million unsecured revolving credit and letter of credit facility, with a $3.0 million maximum amount for outstanding letters of credit. The scheduled maturity date of the new credit agreement is December 7, 2014.  Given our current cash position, management determined that a $12.5 million revolving credit facility was sufficient to meet our needs during the term of the new credit agreement; moreover, the reduction in the size of the line from the prior credit agreement facilitated more favorable pricing and covenants.

Borrowings under the new credit agreement will bear interest at a LIBOR-based rate or a floating rate of 1% above the prevailing prime rate. The floating rate will not be less than the greatest of (a) a one month LIBOR-based rate plus 1.00% per annum, (b) the federal funds effective rate plus 0.50% per annum, and (c) the prevailing prime rate. The rate we must pay for that portion of the new credit agreement which is not utilized is 0.05% per annum.

The new credit agreement permits us to make investments in subsidiaries of up to $5.0 million, an increase from the amount permitted in the prior credit agreement. Further, the new credit agreement replaces the financial covenants that were in the prior credit agreement with a minimum working capital requirement of $90.0 million and a minimum tangible net worth requirement of $120.0 million. The new credit agreement will permit us to pay cash dividends in an amount not to exceed $1.0 million per calendar year so long as we are not in default before and after giving effect to such dividends.  The remaining covenants in the new credit agreement are substantially the same as those that were in the prior credit agreement.

We also have an uncommitted credit facility in Taiwan in the amount of 100.0 million New Taiwan Dollars (approximately $3.4 million), a £1.0 million revolving credit facility in the United Kingdom and a €1.5 million revolving credit facility in Germany.

HURCO COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

On March 7, 2011 we entered into an uncommitted credit facility in China in the amount of 20.0 million Chinese Yuan (approximately $3.2 million) and amended our domestic credit agreement to accommodate the new facility. As of February 24, 2012, the maturity date of the China credit facility was extended for another twelve months and on July 2, 2012 the facility was increased to 40.0 million Chinese Yuan (approximately $6.4 million).

All of our credit facilities are unsecured.

At October 31, 2012, we had $3.2 million of borrowings outstanding under our credit facility in China, but had no other debt or borrowings under any of our other credit facilities. At October 31, 2011, we had $865,000 of borrowings outstanding under our credit facility in China, but had no other debt or borrowings under any of our other credit facilities. At October 31, 2012, we were in compliance with all covenants contained in the related credit agreements and, as of that date, we had unutilized credit facilities of $25.2 million.

5.          FAIR VALUE MEASUREMENTS

The carrying amounts for cash and cash equivalents approximate their fair values due to the short maturity of these instruments and meet the Level 1 criteria of the three-tier fair value hierarchy discussed below. The carrying amount of short-term debt approximates fair value due to the variable rate of the interest and the short term nature of the instrument. Accordingly, the fair value is based on an internally developed model using current interest rate data for similar issues and there is no active markets for this type of facility and meets the Level 2 criteria of the three-tier fair value hierarchy discussed below.

Derivative instruments are reported in the accompanying consolidated financial statements at fair value. We have derivative financial instruments in the form of foreign currency forward exchange contracts as described in Note 1 of Notes to Consolidated Financial Statements in which the U.S. Dollar equivalent notional amount of these contracts was $107.3 million and $126.4 million at October 31, 2012 and 2011, respectively. The fair value of Derivative Assets recorded on our Consolidated Balance Sheets at October 31, 2012 and 2011 was $708,000 and $1.2 million, respectively. The fair value of Derivative Liabilities recorded on our Consolidated Balance Sheets at October 31, 2012 and 2011 was $569,000 and $1.6 million, respectively.

The fair value of the foreign currency forward exchange contracts and the related currency positions are subject to offsetting market risk resulting from foreign currency exchange rate volatility. The counterparty to the forward exchange contract is a substantial and creditworthy financial institution. We do not consider either the risk of counterparty non-performance or the economic consequences of counterparty non-performance as material risks.

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

HURCO COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

In accordance with this guidance, the following table represents the fair value hierarchy for our financial assets and liabilities measured at fair value as of October 31, 2012 (in thousands):

	Assets		Liabilities
	October 31,	October 31,	October 31,	October 31,
	2012	2011	2012	2011
Level 1
Deferred compensation	$861	$741	$-	$-

Level 2
Derivatives	$708	$1,197	$569	$1,609

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

During fiscal 2012, we did not have any significant non-recurring measurements of nonfinancial assets and nonfinancial liabilities.

HURCO COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

6.          INCOME TAXES

In the fiscal years set forth below, the provision (benefit) for income taxes consisted of the following:

(in thousands)	Year Ended October 31,
	2012	2011	2010

Current:
U.S. taxes	$5,460	$3,272	$(4,410)
Foreign taxes	2,612	2,595	1,079
	8,072	5,867	(3,331)
Deferred:
U.S. taxes	(1,931)	(1,452)	189
Foreign taxes	85	80	27
	(1,846)	(1,372)	216
	$6,226	$4,495	$(3,115)

A comparison of income tax expense at the U.S. statutory rate of 35% in 2012, 2011 and 2010, to the Company’s effective tax rate is as follows:

Income (Loss) before income taxes (in thousands):	Year Ended October 31,
	2012	2011	2010
Domestic	$12,432	$6,098	$(12,504)
Foreign	9,432	9,521	3,645
Earnings (Loss) before taxes on income	$21,864	$15,619	$(8,859)
Tax rates: U.S. statutory rate	35.0%	35.0%	35.0%
Effect of tax rate of international jurisdictions different than U.S. statutory rates	(5.5)%	(4.9)%	2.6%
Valuation allowance.	0.7%	(0.9)%	(9.5)%
State taxes	1.0%	0.9%	3.3%
Uncertain tax position statute expiration	—	—	5.6%
Other	(2.7)%	(1.3)%	(1.8)%
Effective tax rate	28.5%	28.8%	35.2%

We have not provided any U.S. income taxes on the undistributed earnings of our wholly-owned foreign subsidiaries based upon our determination that such earnings will be indefinitely reinvested.  Undistributed earnings of our wholly-owned foreign subsidiaries at October 31, 2012 are approximately $48.7 million. In the event these earnings are later distributed to the U.S., such distributions would likely result in additional U.S. tax that may be offset, at least in part by associated foreign tax credits.

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

As of October 31, 2012, we have deferred tax assets established for accumulated net operating loss carryforwards of $764,000, primarily related to state and foreign jurisdictions.  The Company has established a valuation allowance against some of these carryforwards due to the uncertainty of their full realization.  As of October 31, 2012 and 2011, the balance of this valuation allowance was $460,000 and $487,000, respectively.

HURCO COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Significant components of our deferred tax assets and liabilities at October 31, 2012 and 2011 were as follows (in thousands):

	October 31,
	2012	2011
Deferred Tax Assets:

Net derivative instruments	$-	$448
Accrued inventory reserves	907	761
Accrued warranty expenses	171	205
Deferred compensation	282	265
Other accrued expenses	1,119	879
Net operating loss and credit carryforwards	764	750
Other	446	196
	3,689	3,504
Less: Valuation allowance on net operating loss carryforwards	(460)	(487)
Deferred tax assets	3,229	3,017

Deferred Tax Liabilities:
Net derivative instruments	(799)	-
Property and equipment and capitalized software development costs	(2,025)	(2,298)
Other	(126)	(9)

Net deferred tax assets	$279	$710

As of October 31, 2012, we had deferred tax assets relating to net operating losses and credit carryforwards for international and U.S. income tax purposes of $764,000, of which $460,000 will expire within 5 years and $304,000 will expire between 5 and 20 years.

A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding the related accrual for interest or penalties, is as follows (in thousands):

	2012	2011	2010
Balance, beginning of year	$244	$178	$574
Additions based on tax positions related to the current year	5	66	1
Additions (reductions) related to prior years tax positions	(131)	—	—
Reductions due to statute expiration	—	—	(397)

Balance, end of year	$118	$244	$178

The entire balance of the unrecognized tax benefits and related interest at October 31, 2012, if recognized, would favorably affect the effective tax rate in future periods.

We recognize accrued interest and penalties related to unrecognized tax benefits as components of our income tax provision.  We believe there is substantial support for taking these tax benefits and therefore have estimated no tax penalties.  As of October 31, 2012, the gross amount of interest accrued, reported in other liabilities, was approximately $14,000, which did not include the federal tax benefit of interest deductions.

The statute of limitations with respect to unrecognized tax benefits will expire between July 2014 and July 2016.

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

We file income tax returns in the U.S. federal jurisdiction and various states, local, and non-U.S. jurisdictions. The Internal Revenue Service (IRS) has concluded their examination during the current fiscal year of our federal income tax returns for the years 2006, 2007 and 2010. The IRS did not examine tax returns for the tax years 2008 and 2009.  The IRS examination resulted in no adjustments.

We or one of our subsidiaries files U.S. federal and/or state income tax returns as well as tax returns in one or more foreign jurisdictions.  A summary of open tax years by major jurisdiction is presented below:

United States federal	Fiscal 2006 through the current period
Indiana	Fiscal 2007 through the current period
California	Fiscal 2007 through the current period
Germany¹	Fiscal 2009 through the current period
Taiwan	Fiscal 2007 through the current period

¹ Includes federal as well as state, provincial or similar local jurisdictions, as applicable.

7.          EMPLOYEE BENEFITS

We have defined contribution plans that include a majority of our employees, under which our matching contributions are primarily discretionary. The purpose of these plans is generally to provide additional financial security during retirement by providing employees with an incentive to save throughout their employment. Our contributions and related expense totaled $459,000, $274,000, and $144,000, for the fiscal years ended October 31, 2012, 2011 and 2010, respectively.

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

HURCO COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

During fiscal 2012, 2011 and 2010, we recorded approximately $870,000, $470,000 and $141,000, respectively, of stock-based compensation expense related to grants under the plans. As of October 31, 2012, there was approximately $1.1 million of total unrecognized stock-based compensation cost that we expect to recognize by the end of the first quarter of fiscal 2015.

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

During fiscal 2012, options to purchase 500 shares were exercised, resulting in cash proceeds of approximately $1,000.

On March 17, 2011, the Compensation Committee granted a total of 5,859 shares of restricted stock under the 2008 Plan to our non-employee directors. The restricted stock vests one year from the date of grant provided the recipient remains on the board of directors through that date. The grant date fair value of the restricted stock is based on the closing sales price of our common stock on the grant date which was $29.86 per share.

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

HURCO COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

A reconciliation of the Company’s restricted stock activity and related information is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at October 31, 2011	30,859	$24.38
Shares granted	30,718	22.62
Shares vested	(5,859)	29.86
Shares cancelled	—	—
Unvested at October 31, 2012	55,718	$22.84

A summary of the status of the options as of October 31, 2012, 2011 and 2010 and the related activity for the year is as follows:

	Shares Under Option	Weighted Average Exercise Price Per Share
Balance October 31, 2009	65,369	$24.11
Granted	50,000	16.14
Cancelled	—	—
Expired	—	—
Exercised	—	—
Balance October 31, 2010	115,369	$20.66
Granted	—	—
Cancelled	—	—
Expired	—	—
Exercised	—	—
Balance October 31, 2011	115,369	$20.66
Granted	45,236	21.45
Cancelled	(5,000)	26.69
Expired	—	—
Exercised	(500)	2.15
Balance October 31, 2012	155,105	$20.75

The total intrinsic value of stock options exercised during the twelve months ended October 31, 2012, 2011 and 2010 was approximately $10,000, $0 and $0, respectively.

HURCO COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

As of October 31, 2012, the total intrinsic value of outstanding stock options already vested and expected to vest and the intrinsic value of options that are outstanding and exercisable was $581,000. Stock options outstanding and exercisable on October 31, 2012, are as follows:

Range of Exercise Prices Per Share	Shares Under Option	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life in Years
Outstanding
$14.82	30,000	$14.82	7.1
14.88	21,000	14.88	6.5
18.13	20,000	18.13	7.5
21.45	45,236	21.45	9.1
26.69	28,869	26.69	4.0
35.83	10,000	35.83	5.6
$14.82 – 35.83	155,105	$20.75	7.0
Exercisable
$14.82	20,000	$14.82	4.8
14.88	14,000	14.88	4.3
18.13	13,333	18.13	5.0
26.69	28,869	26.69	4.0
35.83	10,000	35.83	5.6
$14.82 – 35.83	86,202	$21.75	4.6

9.	RELATED PARTY TRANSACTIONS

As of October 31, 2012, we owned approximately 35% of the outstanding shares of a Taiwanese-based contract manufacturer, Hurco Automation, Ltd. (HAL). HAL’s scope of activities includes the design, manufacture, sales and distribution of industrial automation products, software systems and related components, including control systems and components produced under contract for sale exclusively to us. We are accounting for this investment using the equity method. The investment of $2.4 million and $2.1 million at October 31, 2012 and 2011 is included in Investments and Other Assets, Net on the Consolidated Balance Sheets. Purchases of product from HAL amounted to $10.2 million, $9.1 million and $5.8 million in 2012, 2011 and 2010, respectively. Sales of product to HAL were $1.8 million, $1.9 million and $1.2 million for the years ended October 31, 2012, 2011 and 2010, respectively. Trade payables to HAL were $1.2 million and $2.7 million at October 31, 2012 and 2011, respectively. Trade receivables from HAL were $146,000 and $373,000 at October 31, 2012 and 2011, respectively.

Summary unaudited financial information for HAL’s operations and financial conditions is as follows:

(in thousands)	2012	2011	2010
Net Sales	$12,252	$10,938	$7,057
Gross Profit	1,735	1,284	816
Operating Income (Loss)	340	(97)	(399)
Net Income (Loss)	882	202	(337)

Current Assets	$7,091	$8,201	$7,439
Non-current Assets	2,610	2,133	1,846
Current Liabilities	1,702	3,298	2,529

HURCO COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

10.	CONTINGENCIES AND LITIGATION

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

From time to time, our subsidiaries guarantee third party payment obligations in connection with the sale of machines to customers that use financing. We follow FASB guidance for accounting for contingencies with respect to these guarantees. As of October 31, 2012, we had 19 outstanding third party payment guarantees totaling approximately $1.1 million. The terms of these guarantees are consistent with the underlying customer financing terms. Upon shipment of a machine, the customer has the risk of ownership. The customer does not obtain title, however, until it has paid for the machine. A retention of title clause allows us to recover the machine if the customer defaults on the financing. We accrue for potential liabilities under these guarantees when we believe a loss is probable and can be estimated.

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

	2012	2011	2010
Balance, beginning of year	$1,725	$1,591	$1,286
Provision for warranties during the year	3,473	3,142	2,170
Charges to the accrual	(3,567)	(2,993)	(1,875)
Impact of foreign currency translation	(8)	(15)	10
Balance, end of year	$1,623	$1,725	$1,591

The increase in warranty charges from fiscal 2011 to 2012 is in line with the increased volume of computerized machine tool sales. The warranty accrual decreased year-over-year as actual claims for specific warranties accrued in the prior year were less than anticipated resulting in an adjustment to the provision for warranties during the year.

The factor primarily responsible for the increase in the warranty accrual and provision from fiscal 2010 to fiscal 2011 is the increase in sales. In addition, during fiscal 2010 we introduced several new products and our product mix included a greater percentage of our higher-performance machines, which due to their complexity tend to have both a higher rate of warranty claim and a higher cost per claim. These factors, coupled with our increased production activity within a relatively short period of time, were considered when increasing the accrual and provision during fiscal 2010 and 2011.

HURCO COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

12.	OPERATING LEASES

We lease facilities, certain equipment and vehicles under operating leases that expire at various dates through 2017. Future payments required under operating leases as of October 31, 2012, are summarized as follows (in thousands):

2013	$3,037
2014	2,019
2015	1,106
2016	663
2017 and thereafter	153
Total	$6,978

Lease expense for the years ended October 31, 2012, 2011, and 2010 was $3.3 million, $3.0 million, and $2.7 million, respectively.

We recorded approximately $160,000 of lease income during fiscal 2012 from leasing 50,000 square feet of our Indianapolis facility. The lease expires on March 31, 2013.

HURCO COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

13.	QUARTERLY HIGHLIGHTS (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2012 (In thousands, except per share data)

Sales and service fees	$51,126	$45,965	$49,959	$56,067
Gross profit	16,484	13,393	16,084	17,220
Gross profit margin	32.2%	29.1%	32.2%	30.7%
Selling, general and administrative expenses	9,730	9,288	10,272	11,870
Operating income	6,754	4,105	5,812	5,350
Provision for income taxes	2,263	1,103	1,641	1,219
Net income	4,633	2,962	3,957	4,086
Income per common share – basic	$0.71	$0.46	$0.61	$0.63
Income per common share – diluted	$0.71	$0.45	$0.61	$0.63

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2011 (In thousands, except per share data)

Sales and service fees	$39,680	$41,576	$50,573	$48,571
Gross profit	11,691	12,651	15,850	15,682
Gross profit margin	29.5%	30.4%	31.3%	32.3%
Selling, general and administrative expenses	8,830	9,254	9,317	11,092
Operating income	2,861	3,397	6,533	4,590
Provision for income taxes	899	1,050	1,706	840
Net income	1,546	2,349	4,575	2,654
Income per common share – basic	$0.24	$0.36	$0.71	$0.41
Income per common share – diluted	$0.24	$0.36	$0.70	$0.41

14.	SEGMENT INFORMATION

We operate in a single segment: industrial automation equipment. We design and produce interactive computer control systems and software and computerized machine tools for sale to the worldwide metal working market. We also provide software options, control upgrades, accessories and replacement parts for our products, as well as customer service and training support.

HURCO COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

We sell our products through more than 100 independent agents and distributors throughout North America, Europe and Asia. Our line is the primary line for the majority of our distributors globally even though some may carry competitive products. We also have our own direct sales and service organizations in China, France, Germany, India, Italy, Poland, Singapore, South Africa, South Korea, the United Kingdom, and certain areas of the United States, which are among the world's principal machine tool consuming countries. During fiscal 2012, no distributor accounted for more than 5% of our sales and service fees. In fiscal 2012, approximately 70% of our revenues were from overseas customers and no single end-user of our products accounted for more than 5% of our total sales and service fees.

The following table sets forth the contribution of each of our product groups to our total sales and service fees during each of the past three fiscal years (in thousands):

Net Sales and Service Fees by Product Category	Year ended October 31,
	2012	2011	2010

Computerized Machine Tools	$179,337	$156,736	$88,184
Computer Control Systems and Software *	2,947	3,322	2,347
Service Parts	15,299	14,836	10,798
Service Fees	5,534	5,506	4,564
Total	$203,117	$180,400	$105,893

*Amounts shown do not include computer control systems and software sold as an integrated component of computerized machine systems.

The following table sets forth revenues by geographic area, based on customer location, for each of the past three fiscal years (in thousands):

Revenues by Geographic Area	Year Ended October 31,
	2012	2011	2010

North America	$60,500	$47,599	$26,079

Germany	49,979	47,162	25,887
United Kingdom	28,914	22,463	13,703
Italy	6,038	5,192	5,863
France	9,970	10,227	6,061
Other Europe	23,145	23,205	12,185
Total Europe	118,046	108,249	63,699

Asia	23,216	21,552	13,697
Other Foreign	1,355	3,000	2,418
Total Foreign	142,617	132,801	79,814
	$203,117	$180,400	$105,893

Long-lived tangible assets, net by geographic area were (in thousands):

	As of October 31,
	2012	2011
United States	$6,633	$6,773
Foreign countries	6,677	6,375
	$13,310	$13,148

HURCO COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Net assets by geographic area were (in thousands):

	As of October 31,
	2012	2011
North America	$73,449	$60,235
Europe	48,571	45,613
Asia	21,773	20,364
	$143,793	$126,212

15.	NEW ACCOUNTING PRONOUNCEMENTS

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

Item 9.          Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.       CONTROLS AND PROCEDURES

Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2012, pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of the evaluation date.

There have been no changes in our internal controls over financial reporting that occurred during the fourth quarter of the fiscal year ended October 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.      OTHER INFORMATION

During the fourth quarter of fiscal 2012, the Audit Committee of the Board of Directors did not engage our independent registered public accounting firm to perform any new non-audit services. This disclosure is made pursuant to Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002.

The following graph illustrates the cumulative total shareholder return on our common stock for the five-year period ended October 31, 2012, as compared to the Russell 2000 and a peer group consisting of traded securities for U.S. companies in the same three digit Standard Industrial Classification group as Hurco (SIC 3540-3549 – Metal Working Machinery and Equipment). The comparisons in this table are required by the SEC and are not intended to forecast or be indicative of possible future performance of our common stock.

	10/07	10/08	10/09	10/10	10/11	10/12

Hurco Companies, Inc.	100.00	39.40	27.85	32.22	45.74	40.25
Russell 2000	100.00	65.84	70.09	88.72	94.67	106.11
Peer Group - SIC Codes 3540-3549	100.00	50.55	63.57	87.27	91.54	100.46

PART III

Item 10.        DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated herein by reference to the definitive proxy statement for our 2013 annual meeting of shareholders except that the information required by Item 10 regarding our executive officers is included herein under a separate caption at the end of Part I.

Item 11.        EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the definitive proxy statement for our 2013 annual meeting of shareholders.

Item 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated herein by reference to the definitive proxy statement for our 2013 annual meeting of shareholders.

Item 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to the definitive proxy statement for our 2013 annual meeting of shareholders.

Item 14.        PRINCIPal ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated herein by reference to the definitive proxy statement for our 2013 annual meeting of shareholders.

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

Schedule II - Valuation and Qualifying Accounts and Reserves

for the years ended October 31, 2012, 2011, and 2010

(Dollars in thousands)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions		Balance at End of Period
Allowance for doubtful accounts for the year ended:

October 31, 2012	$608	$88	—	$ 312	(1)	$384

October 31, 2011	$497	$315	—	$ 204	(2)	$608

October 31, 2010	$809	$(301)	—	$ 11	(3)	$497

Accrued warranty expenses for the year ended:

October 31, 2012	$1,725	$3,465	—	$3,567		$1,623

October 31, 2011	$1,591	$3,127	—	$2,993		$1,725

October 31, 2010	$1,286	$2,180	—	$1,875		$1,591

Income tax valuation allowance for the year ended:

October 31, 2012	$487	$360	—	$(387)		$460

October 31, 2011	$961	$72	—	$(546)		$487

October 31, 2010	$163	$826	—	$(28)		$961

(1)	Receivable write-offs of $312,000.

2)	Receivable write-offs of $204,000.

(3)	Receivable write-offs of $13,000, net of cash recoveries on accounts previously written off of $2,000.

EXHIBITS INDEX

Exhibits Filed. The following exhibits are filed with this report:

10.1*	Summary compensation sheet.
21	Subsidiaries of the Registrant.
23	Consent of Independent Registered Public Accounting Firm, Ernst & Young LLP
31.1	Certification by the Chief Executive Officer, pursuant to Rule 13a-15(b) under the Securities and Exchange Act of 1934, as amended.
31.2	Certification by the Chief Financial Officer, pursuant to Rule 13a-15(b) under the Securities and Exchange Act of 1934, as amended.
32.1	Certification by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibits Incorporated by Reference. The following exhibits are incorporated into this report:

3.1	Amended and Restated Articles of Incorporation of the Registrant, incorporated by reference to Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended July 31, 2000.
3.2	Amended and Restated By-Laws of the Registrant as amended through July 8, 2009, incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2009.
10.2	Credit Agreement dated as of December 7, 2012 between Hurco Companies, Inc. and JP Morgan Chase Bank, N.A., incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed December 10, 2012.
10.3*	Employment Agreement dated March 15, 2012, between Hurco Companies, Inc. and Michael Doar, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed March 16, 2012.
10.4*	Employment Agreement dated March 15, 2012, between Hurco Companies, Inc. and John G. Oblazney, incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed March 16, 2012.
10.5*	Employment Agreement dated March 15, 2012, between Hurco Companies, Inc. and John P. Donlon, incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed March 16, 2012.
10.6*	Employment Agreement dated March 15, 2012, between Hurco Companies, Inc. and Gregory S. Volovic, incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed March 16, 2012.
10.7*	Employment Agreement dated March 15, 2012, between Hurco Companies, Inc. and Sonja McClelland, incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed March 16, 2012.
10.8*	Amended 1997 Stock Option and Incentive Plan, incorporated by reference as Exhibit 10 to the Registrant’s Quarterly Report on Form 10-Q filed for the quarter ended July 31, 2005.
10.9	Hurco Companies, Inc. 2008 Equity Incentive Plan, incorporated by reference to Appendix A of the Registrant’s definitive Proxy Statement on Schedule 14A filed January 28, 2008.
10.10*	Form of restated split-dollar insurance agreement, incorporated by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K for the year ended October 31, 2008.
10.11*	Form of Restricted Stock Award Agreement – Employee, incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended January 31, 2011.
10.12	Form of Restricted Stock Award Agreement – Director, incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended January 31, 2011.

*	The indicated exhibit is a management contract, compensatory plan or arrangement required to be listed by Item 601 of Regulation S-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, this 11th day of January, 2013.

HURCO COMPANIES, INC.

By:	/s/ John G. Oblazney
John G. Oblazney
Vice-President, Secretary,
Treasurer and
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature and Title(s)	Date

/s/ Michael Doar	January 11, 2013
Michael Doar, Chairman of the Board,
Chief Executive Officer and President
of Hurco Companies, Inc.
(Principal Executive Officer)

/s/ John G. Oblazney	January 11, 2013
John G. Oblazney
Vice-President,
Secretary, Treasurer and
Chief Financial Officer
of Hurco Companies, Inc.
(Principal Financial Officer)

/s/ Sonja K. McClelland	January 11, 2013
Sonja K. McClelland
Corporate Controller, Assistant Secretary
of Hurco Companies, Inc.
(Principal Accounting Officer)

/s/ Robert W. Cruickshank	January 11, 2013
Robert W. Cruickshank, Director

/s/ Philip James	January 11, 2013
Philip James, Director

/s/ Michael P. Mazza	January 11, 2013
Michael P. Mazza, Director

/s/ Andrew Niner	January 11, 2013
Andrew Niner, Director

/s/ Richard Porter	January 11, 2013
Richard Porter, Director

/s/ Janaki Sivanesan	January 11, 2013
Janaki Sivanesan, Director

/s/ Ronald Strackbein	January 11, 2013
Ronald Strackbein, Director

