Form 10-Q
period 2013-01-31
HURCO COMPANIES INC
filed 2013-03-06
CIK 315374

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended January 31, 2013 or
☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to _________.

Commission File No. 0-9143

HURCO COMPANIES, INC.

(Exact name of registrant as specified in its charter)

Indiana	35-1150732
(State or other jurisdiction of	(I.R.S. Employer Identification Number)
incorporation or organization)

One Technology Way
Indianapolis, Indiana	46268
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code     (317) 293-5309

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

Exchange Act).

Yes ☐ No ☒

The number of shares of the Registrant's common stock outstanding as of March 1, 2013 was 6,447,210.

HURCO COMPANIES, INC.

January 2013 Form 10-Q Quarterly Report

PART I - FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

HURCO COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Three Months Ended
	January 31
	2013	2012
	(Unaudited)

Sales and service fees	$44,085	$51,126

Cost of sales and service	31,169	34,642

Gross profit	12,916	16,484

Selling, general and administrative expenses	8,920	9,730

Operating income	3,996	6,754

Interest expense	65	24

Interest income	16	22

Investment income (expense)	11	6

Other (income) expense, net	259	(138)

Income before taxes	3,699	6,896

Provision for income taxes	1,445	2,263

Net income	$2,254	$4,633

Income per common share

Basic	$.35	$.71
Diluted	$.34	$.71

Weighted average common shares outstanding

Basic	6,447	6,441
Diluted	6,484	6,466

The accompanying notes are an integral part of the condensed consolidated financial statements.

HURCO COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Three Months Ended January 31
	2013	2012
	(Unaudited)

Net income	$2,254	$4,633

Other comprehensive income (loss):

Translation of foreign currency financial statements	860	(1,176)

(Gain) / loss on derivative instruments reclassified into operations, net of tax $(346) and $247, respectively	(607)	429

Gain / (loss) on derivative instruments, net of tax $(560) and $987, respectively	(984)	1,716

Total Other comprehensive income (loss)	(731)	969

Comprehensive Income	$1,523	$5,602

The accompanying notes are an integral part of the condensed consolidated financial statements.

HURCO COMPANIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per-share data)

	January 31 2013	October 31 2012
	(Unaudited)	(Audited)

ASSETS
Current assets:
Cash and cash equivalents	$39,108	$35,770
Accounts receivable, net	31,748	35,297
Refundable taxes	1,418	1,459
Inventories, net	91,513	91,320
Deferred income taxes	2,309	1,182
Derivative assets	132	708
Other	8,521	7,645
Total current assets	174,749	173,381

Non-current assets:
Property and equipment:
Land	782	782
Building	7,326	7,352
Machinery and equipment	17,771	17,411
Leasehold improvements	3,548	3,467
	29,427	29,012
Less accumulated depreciation and amortization	(17,387)	(16,933)
	12,040	12,079
Software development costs, less accumulated amortization	3,921	3,969
Investments and other assets, net	6,120	5,883
	$196,830	$195,312

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$29,741	$29,788
Accrued expenses and other	11,581	14,186
Accrued warranty expenses	1,608	1,623
Derivative liabilities	2,883	569
Short-term debt	3,216	3,206
Total current liabilities	49,029	49,372

Non-current liabilities:
Deferred income taxes	910	903
Deferred credits and other	1,327	1,244
Total liabilities	51,266	51,519

Shareholders’ equity:
Preferred stock: no par value per share, 1,000,000 shares authorized, no shares issued	—	—
Common stock: no par value, $.10 stated value per share, 12,500,000 shares authorized, 6,515,911 and 6,502,928 shares issued; and 6,447,210 and 6,447,210 shares outstanding, as of January 31, 2013 and October 31, 2012, respectively	645	645
Additional paid-in capital	53,663	53,415
Retained earnings	92,840	90,586
Accumulated other comprehensive loss	(1,584)	(853)
Total shareholders’ equity	145,564	143,793
	$196,830	$195,312

The accompanying notes are an integral part of the condensed consolidated financial statements.

HURCO COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended January 31
	2013	2012
	(Unaudited)
Cash flows from operating activities:
Net income	$2,254	$4,633
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Provision for doubtful accounts	(43)	(6)
Deferred income taxes	(316)	97
Equity in income of affiliates	(56)	(90)
Depreciation and amortization	917	1,087
Foreign currency (gain) loss	(1,897)	2,763
Unrealized (gain) loss on derivatives	939	(586)
Stock-based compensation	248	197
Change in assets and liabilities:
(Increase) decrease in accounts receivable and refundable taxes	4,147	(4,830)
(Increase) decrease in inventories	428	(614)
Increase (decrease) in accounts payable	33	(2,468)
Increase (decrease) in accrued expenses	(2,848)	(317)
Net change in derivative assets and liabilities	(233)	128
Other	516	(1,861)
Net cash provided by (used for) operating activities	4,089	(1,867)

Cash flows from investing activities:
Purchase of property and equipment	(531)	(341)
Software development costs	(305)	(203)
Other investments	(30)	(32)
Net cash provided by (used for) investing activities	(866)	(576)

Cash flows from financing activities:
Proceeds from exercise of common stock options	—	1
Borrowings on short-term debt	—	631
Net cash provided by (used for) financing activities	—	632

Effect of exchange rate changes on cash	115	(483)

Net increase (decrease) in cash and cash equivalents	3,338	(2,294)

Cash and cash equivalents at beginning of period	35,770	44,961

Cash and cash equivalents at end of period	$39,108	$42,667

The accompanying notes are an integral part of the condensed consolidated financial statements.

HURCO COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

For the three months ended January 31, 2013 and 2012

(Unaudited)

(In thousands, except shares outstanding)	Common stock		Additional		Accumulated other comprehensive
	Shares outstanding	Amount	paid-in capital	Retained earnings	income (loss)	Total

Balances, October 31, 2011	6,440,851	$644	$52,614	$74,948	$(1,994)	$126,212

Net income	—	—	—	4,633	—	4,633

Other comprehensive income	—	—	—	—	969	969

Exercise of common stock options	500	—	1	—	—	1

Stock-based compensation expense	—	—	197	—	—	197

Balances, January 31, 2012 (Unaudited)	6,441,351	$644	$52,812	$79,581	$(1,025)	$132,012

Balances, October 31, 2012	6,447,210	$645	$53,415	$90,586	$(853)	$143,793

Net income	—	—	—	2,254	—	2,254

Other comprehensive loss	—	—	—	—	(731)	(731)

Stock-based compensation expense	—	—	248	—	—	248

Balances, January 31, 2013 (Unaudited)	6,447,210	$645	$53,663	$92,840	$(1,584)	$145,564

The accompanying notes are an integral part of the condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	GENERAL

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

The condensed financial information as of January 31, 2013 and for the three months ended January 31, 2013 and January 31, 2012 is unaudited; however, in our opinion, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary to present fairly our consolidated financial position, results of operations, changes in shareholders’ equity and cash flows at the end of the interim periods. We suggest that you read these condensed consolidated financial statements in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended October 31, 2012.

2.	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

We are exposed to certain market risks relating to our ongoing business operations, including foreign currency risk, interest rate risk and credit risk. We manage our exposure to these and other market risks through regular operating and financing activities. Currently, the only risk that we manage through the use of derivative instruments is foreign currency risk in which we enter into derivative instruments in the form of foreign currency forward exchange contracts with a financial institution.

These forward exchange contracts are entered into to reduce the potential effects of foreign exchange rate movements on our net equity investment in one of our foreign subsidiaries, to reduce the impact on gross profit and net earnings from sales and purchases denominated in foreign currencies, and to reduce the impact on our net earnings of foreign currency fluctuations on receivables and payables denominated in foreign currencies which are different than the subsidiaries functional currency. We are primarily exposed to foreign currency exchange rate risk with respect to transactions and net assets denominated in Euros, Pounds Sterling, Canadian Dollars, South African Rand, Singapore Dollars, Indian Rupee, Chinese Yuan, South Korean Won, Polish Zloty, and New Taiwan Dollars.

We record all derivative instruments as assets or liabilities at fair value.

Derivatives Designated as Hedging Instruments

We enter into foreign currency forward exchange contracts periodically to hedge certain forecasted inter-company sales and purchases denominated in foreign currencies (the Pound Sterling, Euro and New Taiwan Dollar). The purpose of these instruments is to mitigate the risk that the U.S. Dollar net cash inflows and outflows resulting from sales and purchases denominated in foreign currencies will be adversely affected by changes in exchange rates. These forward contracts have been designated as cash flow hedge instruments, and are recorded in the Condensed Consolidated Balance Sheets at fair value in Derivative assets and Derivative liabilities. The effective portion of the gains and losses resulting from the changes in the fair value of these hedge contracts are deferred in Accumulated other comprehensive loss and recognized as an adjustment to Cost of sales and service in the period that the corresponding inventory sold that is the subject of the related hedge contract is recognized, thereby providing an offsetting economic impact against the corresponding change in the U.S. Dollar value of the inter-company sale or purchase being hedged. The ineffective portion of gains and losses resulting from the changes in the fair value of these hedge contracts is reported in Other (income) expense, net immediately. We perform quarterly assessments of hedge effectiveness by verifying and documenting the critical terms of the hedge instrument and determining that forecasted transactions have not changed significantly. We also assess on a quarterly basis whether there have been adverse developments regarding the risk of a counterparty default. We had forward contracts outstanding as of January 31, 2013, denominated in Euros, Pounds Sterling and New Taiwan Dollars with set maturity dates ranging from February 2013 through January 2014. The contract amounts, expressed at forward rates in U.S. Dollars at January 31, 2013, were $33.8 million for Euros, $8.5 million for Pounds Sterling and $24.6 million for New Taiwanese Dollars. At January 31, 2013, we had approximately $538,000 of losses, net of tax, related to cash flow hedges deferred in Accumulated other comprehensive loss. Included in this amount are $1.0 million of unrealized losses, net of tax, related to cash flow hedge instruments that remain subject to currency fluctuation risk. The majority of these deferred losses will be recorded as an adjustment to Cost of sales and service in periods through January 2014, when the corresponding inventory that is the subject of the related hedge contract is sold, as described above.

We are also exposed to foreign currency exchange risk related to our investment in net assets in foreign countries. To manage this risk, we have maintained a forward contract with a notional amount of €3.0 million. We designated this forward contract as a hedge of our net investment in Euro denominated assets. We selected the forward method under Financial Accounting Standards Board, or FASB, guidance related to the accounting for derivatives instruments and hedging activities. The forward method requires all changes in the fair value of the contract to be reported as a cumulative translation adjustment in Accumulated other comprehensive loss, net of tax, in the same manner as the underlying hedged net assets. This forward contract matures in November 2013. At January 31, 2013, we had $360,000 of realized gains and $137,000 of unrealized losses, net of tax, recorded as cumulative translation adjustments in Accumulated other comprehensive loss related to this forward contract.

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

We had forward contracts outstanding as of January 31, 2013, in Euros, Pounds Sterling, Canadian Dollars, the South African Rand, and New Taiwan Dollars with set maturity dates ranging from February 2013 through April 2013. The aggregate amount of these contracts at forward rates in U.S. Dollars at January 31, 2013 totaled $33.2 million.

Fair Value of Derivative Instruments

We recognize the fair value of derivative instruments as assets and liabilities on a gross basis on our Condensed Consolidated Balance Sheets. As of January 31, 2013 and October 31, 2012, all derivative instruments were recorded at fair value on the balance sheets as follows (in thousands):

	January 31, 2013		October 31, 2012
	Balance sheet	Fair	Balance sheet	Fair
Derivatives	Location	value	location	value

Designated as hedging instruments:
Foreign exchange forward contracts	Derivative assets	$101	Derivative assets	$705
Foreign exchange forward contracts	Derivative liabilities	$1,913	Derivative liabilities	$492

Not designated as hedging instruments:
Foreign exchange forward contracts	Derivative assets	$31	Derivative assets	$3
Foreign exchange forward contracts	Derivative liabilities	$970	Derivative liabilities	$77

Effect of Derivative Instruments on Certain Condensed Consolidated Financial Statements

Derivative instruments had the following effects (before tax) on our Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Income, Comprehensive Income and Changes in Shareholders’ Equity during the three months ended January 31, 2013 and 2012 (in thousands):

			Location of gain
	Amount of gain (loss)		(loss) reclassified	Amount of gain (loss)
	recognized in Other		from Other	reclassified from Other
Derivatives	comprehensive loss		comprehensive loss	comprehensive loss
	Three months ended			Three months ended
	January 31,			January 31,
	2013	2012		2013	2012
Designated as hedging instruments:
(Effective portion)
Foreign exchange forward contracts
– Intercompany sales/purchases	$(1,544)	$2,703	Cost of sales and service	$953	$(676)

Foreign exchange forward contract
– Net investment	$(173)	$249

We recognized a loss of $64,000 for the three months ended January 31, 2013, and a gain of $178,000 for the three months ended January 31, 2012 as a result of contracts closed early that were deemed ineffective for financial reporting purposes and did not qualify as cash flow hedges. We recognized the following gains and losses in our Condensed Consolidated Statements of Income during the three months ended January 31, 2013 and 2012 (in thousands) on derivative instruments not designated as hedging instruments:

	Location of gain
	(loss) recognized in	Amount of gain (loss)
Derivatives	operations	Recognized in operations
		Three months ended January 31,
		2013	2012
Not designated as hedging instruments:

Foreign exchange forward contracts	Other (income) expense, net	$(1,088)	$1,281

3.	EQUITY INCENTIVE PLAN

In March 2008, we adopted the Hurco Companies, Inc. 2008 Equity Incentive Plan (the “2008 Plan”), which allows us to grant awards of stock options, Stock Appreciation Rights settled in stock (SARs), restricted shares, performance shares and performance units. The 2008 Plan replaced the 1997 Stock Option and Incentive Plan, which expired in March 2007. The Compensation Committee of the Board of Directors has authority to determine the officers, directors and key employees who will be granted awards; designate the number of shares subject to each award; determine the terms and conditions upon which awards will be granted; and prescribe the form and terms of award agreements. We have granted stock options under both plans which are currently outstanding and restricted shares under the 2008 Plan which are outstanding. No stock option may be exercised more than ten years after the date of grant or such shorter period as the Compensation Committee may determine at the date of grant. The total number of shares of our common stock that may be issued as awards under the 2008 Plan is 750,000. The market value of a share of our common stock, for purposes of the 2008 Plan, is the closing sale price as reported by the Nasdaq Global Select Market on the date in question or, if not a trading day, on the last preceding trading date.

A summary of stock option activity for the three-month period ended January 31, 2013, is as follows:

	Stock Options	Weighted Average Exercise Price

Outstanding at October 31, 2012	155,105	$20.75

Options granted	24,976	23.30
Options exercised	—	—
Options cancelled	—	—

Outstanding at January 31, 2013	180,081	$21.11

Summarized information about outstanding stock options as of January 31, 2013, that have already vested and those that are expected to vest, as well as stock options that are currently exercisable, are as follows:

	Options already vested and expected to vest	Options currently exercisable

Number of outstanding options	180,081	111,281

Weighted average remaining contractual life (years)	7.18	4.82
Weighted average exercise price per share	$21.11	$21.09

Intrinsic value of outstanding options	$1,606,000	$1,017,000

The intrinsic value of an outstanding stock option is calculated as the difference between the stock price as of January 31, 2013 and the exercise price of the option.

On December 12, 2012, the Compensation Committee granted a total of 24,976 stock options under the 2008 Plan to our executive officers. The fair value of the options was estimated on the date of grant using a Black-Scholes valuation model with assumptions for expected volatility based on the historical volatility of our common stock of 62%, expected term of the options of five years, dividend yield rate of 0% and a risk-free interest rate of .66% based upon the five-year U.S. Treasury yield as of the date of grant. The options vest over a three-year period beginning one year from the date of grant. Based upon the foregoing factors, the grant date fair value of the stock options was determined to be $12.11 per share.

On December 12, 2012, the Compensation Committee granted a total of 12,983 shares of restricted stock to our executive officers. The restricted stock vests in full three years from the date of grant provided the recipient remains employed by us through that date. The grant date fair value of the restricted stock is based on the closing sales price of our common stock on the grant date which was $23.30 per share.

A reconciliation of the Company’s restricted stock activity and related information is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at October 31, 2012	55,718	$22.84
Shares granted	12,983	23.30
Shares vested	—	—
Shares cancelled	—	—
Unvested at January 31, 2013	68,701	$22.92

During the first three months of fiscal 2013 and 2012, we recorded $248,000 and $197,000, respectively, as stock-based compensation expense attributable to grants of stock options and shares of restricted stock. As of January 31, 2013, there was $1.5 million of total unrecognized stock-based compensation expense that we expect to recognize by the end of the first quarter of fiscal 2016.

4.	EARNINGS PER SHARE

Per share results have been computed based on the average number of common shares outstanding. The computation of basic and diluted net income per share is determined using net income applicable to common shareholders as the numerator and the number of shares outstanding as the denominator as follows (in thousands, except per share amounts):

	Three months ended
	January 31,
	2013		2012
	Basic	Diluted	Basic	Diluted

Net income	$2,254	$2,254	$4,633	$4,633
Undistributed earnings
Allocated to participating Shares	(24)	(24)	(39)	(39)
Net income applicable to common shareholders	$2,230	$2,230	$4,594	$4,594
Weighted average shares
Outstanding	6,447	6,447	6,441	6,441
Stock options	—	37	—	25
	6,447	6,484	6,441	6,466
Income per share	$0.35	$0.34	$0.71	$0.71

5.	ACCOUNTS RECEIVABLE

Accounts receivable are net of allowances for doubtful accounts of $341,000 as of January 31, 2013 and $384,000 as of October 31, 2012.

6.	INVENTORIES

Inventories, priced at the lower of cost (first-in, first-out method) or market, are summarized below (in thousands):

	January 31, 2013	October 31, 2012
Purchased parts and sub-assemblies	$17,226	$18,780
Work-in-process	14,251	14,256
Finished goods	60,036	58,284
	$91,513	$91,320

7.	SEGMENT INFORMATION

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

From time to time, our subsidiaries guarantee third party payment obligations in connection with the sale of machines to customers that use financing. As of January 31, 2013, we had 18 outstanding third party payment guarantees totaling approximately $1.1 million. The terms of these guarantees are consistent with the underlying customer financing terms. Upon shipment of a machine, the customer has the risk of ownership. The customer does not obtain title, however, until it has paid for the machine. A retention of title clause allows us to recover the machine if the customer defaults on the financing. We accrue for potential liabilities under these guarantees when we believe a loss is probable and can be estimated.

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

	Three months ended
	January 31, 2013	January 31, 2012
Balance, beginning of period	$1,623	$1,725
Provision for warranties during the period	596	900
Charges to the reserve	(619)	(850)
Impact of foreign currency translation	8	(15)
Balance, end of period	$1,608	$1,760

The warranty accrual decreased year-over-year as actual claims for specific warranties accrued in the prior year were less than anticipated resulting in an adjustment to the provision for warranties during the year.

9.	DEBT AGREEMENTS

On December 7, 2012, we entered into a new credit agreement to replace our prior credit agreement. Under the prior credit agreement, we had a $15.0 million unsecured revolving credit facility, a letter of credit facility with a maximum amount for outstanding letters of credit of $3.0 million and a backup letter of credit facility in the amount of 100 million New Taiwan Dollars (approximately $3.5 million).  Under the new credit agreement, we have a $12.5 million unsecured revolving credit and letter of credit facility, with a $3.0 million maximum amount for outstanding letters of credit. The scheduled maturity date of the new credit agreement is December 7, 2014.

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

On March 7, 2011 we entered into an uncommitted credit facility in China in the amount of 20.0 million Chinese Yuan (approximately $3.2 million) and amended our domestic credit agreement to accommodate the new facility. On July 2, 2012 the facility was increased to 40.0 million Chinese Yuan (approximately $6.4 million). This credit facility was extended on February 22, 2013 with the existing terms and conditions.

All of our credit facilities are unsecured.

At January 31, 2013, we had $3.2 million of borrowings outstanding under our credit facility in China, but had no other debt or borrowings under any of our other credit facilities. At October 31, 2012, we had $3.2 million of borrowings outstanding under our credit facility in China, but had no other debt or borrowings under any of our other credit facilities. At January 31, 2013 we were in compliance with all covenants contained in the agreements for our credit facility and, as of that date, we had total unutilized credit facilities of approximately $22.7 million.

10.	INCOME TAXES

Our effective tax rate for the first three months of fiscal 2013 was 39% in comparison to 33% for the same period in fiscal 2012. We recorded an income tax provision during the first three months of fiscal 2013 of approximately $1.4 million compared to $2.3 million for the same period in fiscal 2012, primarily as a result of the reduction in pre-tax income period-over-period. We have not provided any U.S. income taxes on the undistributed earnings of our wholly-owned foreign subsidiaries based upon our determination that such earnings will be indefinitely reinvested. In the event these earnings are later distributed to the U.S., such distributions would likely result in additional U.S. tax that may be offset, at least in part by associated foreign tax credits.

Our unrecognized tax benefits were $140,000 as of January 31, 2013 and $132,000 as of October 31, 2012 and in each case included accrued interest.

We recognize accrued interest and penalties related to unrecognized tax benefits as components of our income tax provision.  We believe our unrecognized tax positions meet the minimum statutory threshold to avoid payment of penalties and, therefore, no tax penalties have been estimated.  As of January 31, 2013, the gross amount of interest accrued, reported in Accrued expenses and other, was approximately $15,000, which did not include the federal tax benefit of interest deductions.

We file U.S. federal and state income tax returns, as well as tax returns in several foreign jurisdictions.  The statutes of limitations with respect to unrecognized tax benefits will expire between July 2014 and July 2015.

11.	FINANCIAL INSTRUMENTS

The carrying amounts for cash and cash equivalents approximate their fair values due to the short maturity of these instruments and meet the Level 1 criteria of the three-tier fair value hierarchy discussed below. The carrying amount of short-term debt approximates fair value due to the variable rate of the interest and the short term nature of the instrument. Accordingly, the fair value is based on an internally developed model using current interest rate data for similar issues as there is no active markets for this type of facility and meets the Level 2 criteria of the three-tier fair value hierarchy discussed below.

Derivative instruments are reported in the accompanying consolidated financial statements at fair value. We have derivative financial instruments in the form of foreign currency forward exchange contracts as described in Note 2. The U.S. Dollar equivalent notional amounts of these contracts were $102.4 million and $107.3 million at January 31, 2013 and October 31, 2012, respectively. The fair value of Derivative assets recorded on our Condensed Consolidated Balance Sheets was $132,000 at January 31, 2013 and $708,000 at October 31, 2012. The fair value of Derivative liabilities recorded on our Condensed Consolidated Balance Sheets was $2.9 million at January 31, 2013 and $569,000 at October 31, 2012.

The fair value of our foreign currency forward exchange contracts and the related currency positions are subject to offsetting market risk resulting from foreign currency exchange rate volatility. The counterparty to the forward exchange contracts a substantial and creditworthy financial institution. We do not consider either the risk of counterparty non-performance or the economic consequences of counterparty non-performance as material risks.

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

In accordance with this guidance, the following table represents the fair value hierarchy for our financial assets and liabilities measured at fair value as of January 31, 2013 and October 31, 2012 (in thousands):

	Assets		Liabilities
	January 31, 2013	October 31, 2012	January 31, 2013	October 31, 2012

Level 1
Deferred Compensation	$926	$861	$-	$-

Level 2
Derivatives	$132	$708	$2,883	$569

Included in Level 1 assets are mutual fund investments under a nonqualified deferred compensation plan. We estimate the fair value of these investments on a recurring basis using readily available market prices. Included as Level 2 fair value measurements are derivative assets and liabilities related to hedged and unhedged gains and losses on foreign currency forward exchange contracts entered into with a third party. We estimate the fair value of these derivatives on a recurring basis using foreign currency exchange rates obtained from active markets.

12.	CONTINGENCIES AND LITIGATION

We are involved in various claims and lawsuits arising in the normal course of business. We do not expect any of these claims, individually or in the aggregate, to have a material adverse effect on our consolidated financial position or results of operations.

13.	EMPLOYEE BENEFITS

We have defined contribution plans that include a majority of our employees, under which our matching contributions are primarily discretionary. The purpose of these plans is generally to provide additional financial security during retirement by providing employees with an incentive to save throughout their employment. Our matching contributions to the plans are based on employee contributions or compensation. Our total contributions to all plans were approximately $182,000 and $89,000, for the three months ended January 31, 2013 and 2012, respectively.

14.	NEW ACCOUNTING PRONOUNCEMENTS

In June 2011, the FASB amended Accounting Standards Update (ASU 2011-05), Comprehensive Income, Presentation of Comprehensive Income, which requires companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements. It eliminates the option to present components of other comprehensive income as part of the statement of changes in shareholders’ equity. We have elected to adopt the presentation of the components of net income and other comprehensive income as two consecutive statements. ASU 2011-05 changes the presentation, but not the accounting requirements, of other comprehensive income and therefore had no effect on our financial position, results of operations or cash flows.

In December 2011, The FASB issued Accounting Standards Update 2011-12 (ASU 2011-12), Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05. ASU 2011-12 defers the requirement that companies present reclassification adjustments for each component of Accumulated Other Comprehensive Income in both net income and Other Comprehensive Income on the face of the financial statements. The adoption of this requirement had no effect on our financial position, results of operations or cash flows.

In February 2013, the FASB issued ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which requires companies to provide information about amounts reclassified out of other comprehensive income by component.  We are required to present, either on the face of the financial statements or in the notes, the amounts reclassified from other comprehensive income to the respective line items in the Consolidated Statements of Operations. This amendment is effective for interim and annual periods beginning after December 15, 2012.  The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

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

The market for machine tools is international in scope. We have both significant foreign sales and significant foreign manufacturing operations. During the first quarter of fiscal 2013, 56% of our revenues were attributable to customers in Europe, where we typically sell more of our higher-performance, higher-priced VMX series machines. Additionally, 7% of our revenues were attributable to customers in Asia, where we sell more of our entry-level, lower-priced machines, but where we also encounter greater price pressures. We sell our products through more than 100 independent agents and distributors in countries throughout North America, Europe and Asia. We also have our own direct sales and service organizations in China, France, Germany, India, Italy, Poland, Singapore, South Africa, the United Kingdom and certain parts of the United States. The vast majority of our machine tools are manufactured to our specifications primarily by our wholly-owned subsidiary in Taiwan, Hurco Manufacturing Limited (HML). Machine castings and components to support HML’s production are manufactured at our facility in Ningbo, China. We also manufacture machine tools for the Chinese market at the Ningbo plant.

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

RESULTS OF OPERATIONS

Three Months Ended January 31, 2013 Compared to Three Months Ended January 31, 2012

Sales and Service Fees. Sales and service fees for the first quarter of fiscal 2013 totaled $44.1 million, a decrease of $7.0 million, or 14%, compared to the first quarter of fiscal 2012. This decrease primarily resulted from a shift in the timing of shipments between quarters, particularly in Europe. The impact of foreign currency was not material on the period-to-period comparison.

The following two tables set forth net sales (in thousands) by geographic region and product category, respectively, for the first quarter of fiscal 2013 and 2012:

Sales and Service Fees by Geographic Region

	Three months ended January 31,				Change
	2013		2012		Amount	%
North America	$16,252	37%	$15,326	30%	$926	6%
Europe	24,670	56%	29,919	58%	(5,249)	(18%)
Asia Pacific	3,163	7%	5,881	12%	(2,718)	(46%)
Total	$44,085	100%	$51,126	100%	$(7,041)	(14%)

Sales and Service Fees by Product Category

	Three months ended January 31,				Change
	2013		2012		Amount	%
Computerized Machine Tools	$37,424	85%	45,308	89%	$(7,884)	(17%)
Service Fees, Parts and Other	6,661	15%	5,818	11%	843	14%
Total	$44,085	100%	$51,126	100%	$(7,041)	(14%)

Orders. Orders for the first quarter of fiscal 2013 were $51.1 million, an increase of $2.2 million, or 5%, from the corresponding period in fiscal 2012. The impact of currency translation on orders was not material.

Gross Profit. Gross profit for the first quarter of fiscal 2013 was $12.9 million, or 29% of sales, compared to $16.5 million, or 32% of sales, for the prior year period. The decrease in gross profit was primarily a result of the decrease in sales.

Operating Expenses. Selling, general and administrative expenses in the first quarter of fiscal 2013 were $8.9 million, a decrease of $0.8 million from the prior year period, primarily related to variable related costs including lower sales commissions and sales and marketing expenses.

Operating Income. Operating income for the first quarter of fiscal 2013 was $4.0 million compared to $6.8 million for the prior year period. The reduction in operating income period-over-period was primarily due to the reduction in sales partially offset by lower variable related operating costs.

Other (Income) Expense, Net. The increase in other expense of $397,000 was primarily due to net realized and unrealized losses from foreign currency fluctuations on payables and receivables, net of the ineffective portion of foreign currency forward exchange contracts.

Income Taxes. Our effective tax rate for the first quarter of fiscal 2013 was 39% in comparison to 33% for the same period in fiscal 2012. The increase in the effective tax rate period-over-period is primarily due to changes in the geographic mix of income or loss between tax jurisdictions.

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

Operating Income. Operating income for the first quarter of fiscal 2012 was $6.8 million compared to $2.9 million for the prior year period. The substantial improvement in operating income period-over-period was primarily due to the significant increase in sales and the resulting leveraging of fixed costs across those sales.

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

LIQUIDITY AND CAPITAL RESOURCES

At January 31, 2013, we had cash and cash equivalents of $39.1 million, compared to $35.8 million at October 31, 2012. Approximately 66% of the $39.1 million of cash and cash equivalents is denominated in U.S. Dollars. The balance is attributable to our foreign operations and is held in the local currencies of our various foreign entities, subject to fluctuations in currency exchange rates. We do not believe that the indefinite reinvestment of these funds offshore impairs our ability to meet our domestic working capital needs.

Working capital, excluding cash and cash equivalents, was $86.6 million at January 31, 2013, compared to $88.2 million at October 31, 2012. The decrease in working capital, excluding cash and cash equivalents, was primarily due to a decrease in accounts receivable partially offset by a decrease in accrued expenses during the first quarter of 2013. Inventory levels were relatively unchanged from October 31, 2012 to January 31, 2013.

Capital expenditures of $836,000 during the first three months of fiscal 2013 were primarily for the purchase of equipment for a new production facility in Taiwan, capital improvements in existing facilities, and software development costs. We funded these expenditures with cash on hand.

At January 31, 2013, we had $3.2 million of borrowings outstanding under our China credit facility but no borrowings under any of our other credit facilities. At January 31, 2013, we were in compliance with the covenants contained in the agreements for all of our credit facilities and had an aggregate of $22.7 million available for borrowings under those facilities.

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

CRITICAL ACCOUNTING POLICIES

Our accounting policies, which are described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2012, require management to make significant estimates and assumptions using information available at the time the estimates are made. These estimates and assumptions significantly affect various reported amounts of assets, liabilities, revenues, and expenses. If our future experience differs materially from these estimates and assumptions, our results of operations and financial condition would be affected. There were no material changes to our critical accounting policies during the first three months of fiscal 2013.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

There have been no material changes related to contractual obligations and commitments from the information provided in our Annual Report on Form 10-K for the fiscal year ended October 31, 2012.

OFF BALANCE SHEET ARRANGEMENTS

From time to time, our subsidiaries guarantee third party payment obligations in connection with the sale of machines to customers that use financing. We follow Financial Accounting Standards Board, or FASB, guidance for accounting for contingencies with respect to these guarantees. As of January 31, 2013, we had 18 outstanding third party payment guarantees totaling approximately $1.1 million. The terms of these guarantees are consistent with the underlying customer financing terms. Upon shipment of a machine, the customer has the risk of ownership. The customer does not obtain title, however, until it has paid for the machine. A retention of title clause allows us to recover the machine if the customer defaults on the financing. We accrue for potential liabilities under these guarantees when we believe a loss is probable and can be estimated.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Interest on borrowings on our credit facilities are variable and tied to prevailing domestic and foreign interest rates. At January 31, 2013, we had $3.2 million of borrowings outstanding under our China credit facility, but had no other debt or borrowings under any of our other credit facilities.

Foreign Currency Exchange Risk

In fiscal 2012, we derived approximately 59% of our revenues from European markets. All of our computerized machine tools and computer control systems, as well as certain proprietary service parts, are sourced by our U.S.-based engineering and manufacturing division and re-invoiced to our European sales and service subsidiaries, primarily in their functional currencies.

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

Forward contracts for the sale or purchase of foreign currencies as January 31, 2013, which are designated as cash flow hedges under FASB guidance related to accounting for derivative instruments and hedging activities were as follows:

	Notional Amount	Weighted Avg.		Contract Amount at Forward Rates in U.S. Dollars
Forward Contracts	in Foreign Currency	Forward Rate		Contract Date	January 31, 2013	Maturity Dates
Sale Contracts:
Euro	24,905,000	1.3030		32,451,944	33,825,717	February 2013 – January 2014
Pound Sterling	5,375,000	1.5952		8,574,123	8,517,811	February 2013 – January 2014
Purchase Contracts:
New Taiwan Dollar	722,000,000	29.074	*	24,833,199	24,553,211	February 2013 – January 2014

*NT Dollars per U.S. Dollar

Forward contracts for the sale or purchase of foreign currencies as of January 31, 2013, which were entered into to protect against the effects of foreign currency fluctuations on receivables and payables and are not designated as hedges under this guidance denominated in foreign currencies, were as follows:

	Notional Amount in	Weighted Avg.		Contract Amount at Forward Rates in U.S. Dollars
Forward Contracts	Foreign Currency	Forward Rate		Contract Date	January 31, 2013	Maturity Dates
Sale Contracts:
Euro	14,583,280	1.3075		19,067,831	19,801,198	February 2013 – April 2013
Pound Sterling	386,831	1.5757		609,520	613,399	February 2013
Canadian Dollar	1,011,315	1.0000		1,011,272	1,011,995	April 2013
South African Rand	6,998,042	0.1122		785,376	775,099	April 2013

Purchase Contracts:
New Taiwan Dollar	324,102,596	28.9413	*	11,198,611	10,972,274	February 2013 – March 2013

* NT Dollars per U.S. Dollar

We are also exposed to foreign currency exchange risk related to our investment in net assets in foreign countries. To manage this risk, we have maintained a forward contract with a notional amount of €3.0 million. We designated this forward contract as a hedge of our net investment in Euro denominated assets. We selected the forward method under FASB guidance related to the accounting for derivatives instruments and hedging activities. The forward method requires all changes in the fair value of the contract to be reported as a cumulative translation adjustment in Accumulated other comprehensive loss, net of tax, in the same manner as the underlying hedged net assets. This forward contract matures in November 2013. At January 31, 2013, had $360,000 of realized gains and $137,000 of unrealized losses, net of tax, recorded as cumulative translation adjustments in Accumulated other comprehensive loss related to this forward contract. Forward contracts for the sale or purchase of foreign currencies as of January 31, 2013, which are designated as net investment hedges under this guidance were as follows:

	Notional Amount	Weighted Avg.	Contract Amount at Forward Rates in U.S. Dollars
Forward Contracts	in Foreign Currency	Forward Rate	Contract Date	January 31, 2013	Maturity Date
Sale Contracts:
Euro	3,000,000	1.2874	3,862,200	4,076,490	November 2013

Item 4.  CONTROLS AND PROCEDURES

We carried out an evaluation under the supervision and with participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2013, pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of the evaluation date.

There were no changes in our internal controls over financial reporting during the quarter ended January 31, 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

We are involved in various claims and lawsuits arising in the normal course of our business. We believe it is remote that any of these claims will have a material adverse effect on our consolidated financial position or results of operations.

Item 1A.  RISK FACTORS

There have been no material changes from the risk factors disclosed in Part I, Item 1A – Risk Factors in our Annual Report on Form 10-K for the year ended October 31, 2012.

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

*Pursuant to Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

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

March 6, 2013

