Form 10-Q
period 2013-04-30
HURCO COMPANIES INC
filed 2013-06-07
CIK 315374

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended April 30, 2013 or
☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to _________.

Commission File No. 0-9143

HURCO COMPANIES, INC.

(Exact name of registrant as specified in its charter)

Indiana	35-1150732
(State or other jurisdiction of	(I.R.S. Employer Identification Number)
incorporation or organization)

One Technology Way
Indianapolis, Indiana	46268
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code	(317) 293-5309

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                                                                                                                     Yes ☐ No ☒

The number of shares of the Registrant's common stock outstanding as of June 1, 2013 was 6,453,685.

HURCO COMPANIES, INC.

April 2013 Form 10-Q Quarterly Report

PART I - FINANCIAL INFORMATION

Item 1.       FINANCIAL STATEMENTS

HURCO COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	April 30		April 30
	2013	2012	2013	2012
	(Unaudited)		(Unaudited)

Sales and service fees	$49,619	$45,965	$93,704	$97,091

Cost of sales and service	34,336	32,572	65,505	67,214

Gross profit	15,283	13,393	28,199	29,877

Selling, general and administrative expenses	10,679	9,288	19,599	19,018

Operating income	4,604	4,105	8,600	10,859

Interest expense	55	38	120	62

Interest income	31	19	47	41

Investment income (expense)	4	(4)	15	2

Other (income) expense, net	72	17	331	(121)

Income before taxes	4,512	4,065	8,211	10,961

Provision for income taxes	1,329	1,103	2,774	3,366

Net income	$3,183	$2,962	$5,437	$7,595

Income per common share

Basic	$.49	$.46	$.83	$1.17
Diluted	$.48	$.45	$.83	$1.16

Weighted average common shares outstanding

Basic	6,452	6,443	6,449	6,442
Diluted	6,496	6,479	6,489	6,473

The accompanying notes are an integral part of the condensed consolidated financial statements.

HURCO COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Three Months Ended		Six Months Ended
	April 30		April 30
	2013	2012	2013	2012
	(Unaudited)		(Unaudited)

Net income	$3,183	$2,962	$5,437	$7,595

Other comprehensive income (loss):

Translation of foreign currency financial statements	(954)	924	(94)	(252)

(Gain) / loss on derivative instruments reclassified into operations, net of tax $(251), $14, $(597) and $261, respectively	(442)	25	(1,049)	454

Gain / (loss) on derivative instruments, net of tax $410 and $(114), $(150), $873, respectively	721	(198)	(263)	1,518

Total other comprehensive income (loss)	(675)	751	(1,406)	1,720

Comprehensive income	$2,508	$3,713	$4,031	$9,315

The accompanying notes are an integral part of the condensed consolidated financial statements.

HURCO COMPANIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per-share data)

	April 30 2013	October 31 2012
	(Unaudited)	(Audited)
ASSETS

Current assets:
Cash and cash equivalents	$43,277	$35,770
Accounts receivable, net	33,602	35,297
Refundable taxes	204	1,459
Inventories, net	90,044	91,320
Deferred income taxes	2,169	1,182
Derivative assets	367	708
Other	8,180	7,645
Total current assets	177,843	173,381

Non-current assets:
Property and equipment:
Land	782	782
Building	7,326	7,352
Machinery and equipment	17,843	17,411
Leasehold improvements	3,588	3,467
	29,539	29,012
Less accumulated depreciation and amortization	(17,811)	(16,933)
	11,728	12,079
Software development costs, less accumulated amortization	3,885	3,969
Investments and other assets, net	6,076	5,883
	$199,532	$195,312

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$32,899	$29,788
Accrued expenses and other	10,040	14,186
Accrued warranty expenses	1,554	1,623
Derivative liabilities	1,177	569
Short-term debt	3,244	3,206
Total current liabilities	48,914	49,372

Non-current liabilities:
Deferred income taxes	920	903
Deferred credits and other	1,371	1,244
Total liabilities	51,205	51,519

Shareholders’ equity:
Preferred stock: no par value per share, 1,000,000 shares authorized, no shares issued	—	—
Common stock: no par value, $.10 stated value per share, 12,500,000 shares authorized, 6,522,141 and 6,502,928 shares issued; and 6,453,685 and 6,447,210 shares outstanding, as of April 30, 2013 and October 31, 2012, respectively	646	645
Additional paid-in capital	53,917	53,415
Retained earnings	96,023	90,586
Accumulated other comprehensive loss	(2,259)	(853)
Total shareholders’ equity	148,327	143,793
	$199,532	$195,312

The accompanying notes are an integral part of the condensed consolidated financial statements.

HURCO COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended April 30		Six Months Ended April 30
	2013	2012	2013	2012
	(Unaudited)		(Unaudited)
Cash flows from operating activities:
Net income	$3,183	$2,962	$5,437	$7,595
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Provision for doubtful accounts	(15)	(41)	(58)	(47)
Deferred income taxes	(269)	86	(585)	183
Equity in income of affiliates	(58)	(108)	(114)	(198)
Depreciation and amortization	798	1,153	1,715	2,240
Foreign currency (gain) loss	1,673	(823)	(224)	1,940
Unrealized (gain) loss on derivatives	(752)	994	187	408
Stock-based compensation	255	225	503	422
Change in assets and liabilities:
(Increase) decrease in accounts receivable and refundable taxes	(1,090)	1,872	3,057	(2,958)
(Increase) decrease in inventories	(169)	(10,982)	259	(11,596)
Increase (decrease) in accounts payable	3,292	5,920	3,325	3,452
Increase (decrease) in accrued expenses	(1,519)	(2,463)	(4,367)	(2,780)
Net change in derivative assets and liabilities	(378)	(368)	(611)	(240)
Other	(217)	(739)	299	(2,600)
Net cash provided by (used for) operating activities	4,734	(2,312)	8,823	(4,179)

Cash flows from investing activities:
Purchase of property and equipment	(241)	(553)	(772)	(894)
Software development costs	(212)	(213)	(517)	(416)
Other investments	(10)	2	(40)	(30)
Net cash provided by (used for) investing activities	(463)	(764)	(1,329)	(1,340)

Cash flows from financing activities:
Proceeds from exercise of common stock options	—	—	—	1
Restricted shares vested	1	—	1	—
Borrowings on short-term debt	—	477	—	1,108
Net cash provided by (used for) financing activities	1	477	1	1,109

Effect of exchange rate changes on cash	(103)	45	12	(438)

Net increase (decrease) in cash and cash equivalents	4,169	(2,554)	7,507	(4,848)

Cash and cash equivalents at beginning of period	39,108	42,667	35,770	44,961

Cash and cash equivalents at end of period	$43,277	$40,113	$43,277	$40,113

The accompanying notes are an integral part of the condensed consolidated financial statements.

HURCO COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

For the six months ended April 30, 2013 and 2012

(Unaudited)

(In thousands, except shares outstanding)	Common stock		Additional		Accumulated other comprehensive
	Shares outstanding	Amount	paid-in capital	Retained earnings	income (loss)	Total

Balances, October 31, 2011	6,440,851	$644	$52,614	$74,948	$(1,994)	$126,212

Net income	—	—	—	7,595	—	7,595

Other comprehensive income	—	—	—	—	1,720	1,720

Exercise of common stock options	500	—	1	—	—	1

Restricted shares vested	5,859	1	(1)	—	—	—

Stock-based compensation expense	—	—	422	—	—	422

Balances, April 30, 2012 (Unaudited)	6,447,210	$645	$53,036	$82,543	$(274)	$135,950

Balances, October 31, 2012	6,447,210	$645	$53,415	$90,586	$(853)	$143,793

Net income	—	—	—	5,437	—	5,437

Other comprehensive loss	—	—	—	—	(1,406)	(1,406)

Restricted shares vested	6,475	1	(1)	—	—	—

Stock-based compensation expense	—	—	503	—	—	503

Balances, April 30, 2013 (Unaudited)	6,453,685	$646	$53,917	$96,023	$(2,259)	$148,327

The accompanying notes are an integral part of the condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	GENERAL

The unaudited Condensed Consolidated Financial Statements include the accounts of Hurco Companies, Inc. and its consolidated subsidiaries. As used in this report, unless the context indicates otherwise, the terms “we”, “us”, “our” and similar language refer to Hurco Companies, Inc. and its consolidated subsidiaries as a whole. We design and produce computerized machine tools, interactive computer control systems and software for sale through our distribution network to the worldwide metal cutting market. We also provide software options, computer control upgrades, accessories and replacement parts for our products, as well as customer service and training support.

The condensed financial information as of April 30, 2013 and for the three and six months ended April 30, 2013 and April 30, 2012 is unaudited; however, in our opinion, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary to present fairly our consolidated financial position, results of operations, changes in shareholders’ equity and cash flows at the end of the interim periods. We suggest that you read these condensed consolidated financial statements in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended October 31, 2012.

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

Derivatives Designated as Hedging Instruments

We enter into foreign currency forward exchange contracts periodically to hedge certain forecasted inter-company sales and purchases denominated in foreign currencies (the Pound Sterling, Euro and New Taiwan Dollar). The purpose of these instruments is to mitigate the risk that the U.S. Dollar net cash inflows and outflows resulting from sales and purchases denominated in foreign currencies will be adversely affected by changes in exchange rates. These forward contracts have been designated as cash flow hedge instruments, and are recorded in the Condensed Consolidated Balance Sheets at fair value in Derivative assets and Derivative liabilities. The effective portion of the gains and losses resulting from the changes in the fair value of these hedge contracts are deferred in Accumulated other comprehensive loss and recognized as an adjustment to Cost of sales and service in the period that the corresponding inventory sold that is the subject of the related hedge contract is recognized, thereby providing an offsetting economic impact against the corresponding change in the U.S. Dollar value of the inter-company sale or purchase being hedged. The ineffective portion of gains and losses resulting from the changes in the fair value of these hedge contracts is reported in Other (income) expense, net immediately. We perform quarterly assessments of hedge effectiveness by verifying and documenting the critical terms of the hedge instrument and determining that forecasted transactions have not changed significantly. We also assess on a quarterly basis whether there have been adverse developments regarding the risk of a counterparty default. We had forward contracts outstanding as of April 30, 2013, denominated in Euros, Pounds Sterling and New Taiwan Dollars with set maturity dates ranging from May 2013 through March 2014. The contract amounts, expressed at forward rates in U.S. Dollars at April 30, 2013, were $24.8 million for Euros, $6.6 million for Pounds Sterling and $19.6 million for New Taiwanese Dollars. At April 30, 2013, we had approximately $257,000 of losses, net of tax, related to cash flow hedges deferred in Accumulated other comprehensive loss. Included in this amount are $285,000 of unrealized losses, net of tax, related to cash flow hedge instruments that remain subject to currency fluctuation risk. The majority of these deferred losses will be recorded as an adjustment to Cost of sales and service in periods through March 2014, when the corresponding inventory that is the subject of the related hedge contracts are sold, as described above.

We are also exposed to foreign currency exchange risk related to our investment in net assets in foreign countries. To manage this risk, we have maintained a forward contract with a notional amount of €3.0 million. We designated this forward contract as a hedge of our net investment in Euro denominated assets. We selected the forward method under Financial Accounting Standards Board, or FASB, guidance related to the accounting for derivatives instruments and hedging activities. The forward method requires all changes in the fair value of the contract to be reported as a cumulative translation adjustment in Accumulated other comprehensive loss, net of tax, in the same manner as the underlying hedged net assets. This forward contract matures in November 2013. At April 30, 2013, we had $360,000 of realized gains and $59,000 of unrealized losses, net of tax, recorded as cumulative translation adjustments in Accumulated other comprehensive loss related to this forward contract.

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

We had forward contracts outstanding as of April 30, 2013, in Euros, Pounds Sterling, Canadian Dollars, the South African Rand, and the New Taiwan Dollar with set maturity dates ranging from May 2013 through October 2013. The aggregate amount of these contracts at forward rates in U.S. Dollars at April 30, 2013 totaled $42.9 million.

Fair Value of Derivative Instruments

We recognize the fair value of derivative instruments as assets and liabilities on a gross basis on our Condensed Consolidated Balance Sheets. As of April 30, 2013 and October 31, 2012, all derivative instruments were recorded at fair value on the balance sheets as follows (in thousands):

	April 30, 2013		October 31, 2012
	Balance sheet	Fair	Balance sheet	Fair
Derivatives	Location	value	location	value

Designated as hedging instruments:
Foreign exchange forward contracts	Derivative assets	$290	Derivative assets	$705
Foreign exchange forward contracts	Derivative liabilities	$829	Derivative liabilities	$492

Not designated as hedging instruments:
Foreign exchange forward contracts	Derivative assets	$77	Derivative assets	$3
Foreign exchange forward contracts	Derivative liabilities	$348	Derivative liabilities	$77

Effect of Derivative Instruments on Certain Condensed Consolidated Financial Statements

Derivative instruments had the following effects (before tax) on our Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Income, Comprehensive Income and Changes in Shareholders’ Equity during the six months ended April 30, 2013 and 2012 (in thousands):

Derivatives	Amount of gain (loss) recognized in Other comprehensive loss		Location of gain (loss) reclassified from Other comprehensive loss	Amount of gain (loss) reclassified from Other comprehensive loss
	Six months ended April 30,			Six months ended April 30,
	2013	2012		2013	2012
Designated as hedging instruments: (Effective portion)
Foreign exchange forward contracts
– Intercompany sales/purchases	$(413)	$2,391	Cost of sales and service	$1,646	$(715)

Foreign exchange forward contract
– Net investment	$(51)	$203

We recognized a loss of $32,000 for the six months ended April 30, 2013, and a gain of $267,000 for the six months ended April 30, 2012 as a result of contracts closed early that were deemed ineffective for financial reporting purposes and did not qualify as cash flow hedges. We recognized the following gains and losses in our Condensed Consolidated Statements of Income during the six months ended April 30, 2013 and 2012 (in thousands) on derivative instruments not designated as hedging instruments:

Derivatives	Location of gain (loss) recognized in operations	Amount of gain (loss) Recognized in operations
		Six months ended April 30,
		2013	2012
Not designated as hedging instruments:

Foreign exchange forward contracts	Other (income) expense, net	$(587)	$1,049

The following table presents the changes in the components of Accumulated other comprehensive loss, net of tax, for the six months ended April 30, 2013.

	Foreign Currency Translation	Cash Flow Hedges	Total

Balance, October 31, 2012	$(1,908)	$1,055	$(853)

Other comprehensive income (loss) before reclassifications	(94)	(263)	(357)

Reclassifications	—	(1,049)	(1,049)

Balance, April 30, 2013	$(2,002)	$(257)	$(2,259)

Derivative instruments had the following effects (before tax) on our Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Income, Comprehensive Income and Changes in Shareholders’ Equity during the three months ended April 30, 2013 and 2012 (in thousands):

Derivatives	Amount of gain (loss) recognized in Other comprehensive loss		Location of gain (loss) reclassified from Other comprehensive loss	Amount of gain (loss) reclassified from Other comprehensive loss
	Three months ended April 30,			Three months ended April 30,
	2013	2012		2013	2012
Designated as hedging instruments: (Effective portion)
Foreign exchange forward contracts
– Intercompany sales/purchases	$1,131	$(312)	Cost of sales and service	$693	$(39)

Foreign exchange forward contract
– Net investment	$122	$(46)

We recognized a gain of $32,000 for the three months ended April 30, 2013, and a gain of $89,000 for the three months ended April 30, 2012 as a result of contracts closed early that were deemed ineffective for financial reporting purposes and did not qualify as cash flow hedges. We recognized the following gains and losses in our Condensed Consolidated Statements of Income during the three months ended April 30, 2013 and 2012 (in thousands) on derivative instruments not designated as hedging instruments:

Derivatives	Location of gain (loss) recognized in operations	Amount of gain (loss) Recognized in operations
		Three months ended April 30,
		2013	2012
Not designated as hedging instruments:

Foreign exchange forward contracts	Other (income) expense, net	$501	$(232)

The following table presents the changes in the components of Accumulated other comprehensive loss, net of tax, for the three months ended April 30, 2013.

	Foreign Currency Translation	Cash Flow Hedges	Total

Balance, January 31, 2013	$(1,048)	$(536)	$(1,584)

Other comprehensive income (loss) before reclassifications	(954)	721	(233)

Reclassifications	—	(442)	(442)

Balance, April 30, 2013	$(2,002)	$(257)	$(2,259)

3.	EQUITY INCENTIVE PLAN

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

A summary of stock option activity for the six-month period ended April 30, 2013, is as follows:

	Stock Options	Weighted Average Exercise Price

Outstanding at October 31, 2012	155,105	$20.75

Options granted	24,976	23.30
Options exercised	—	—
Options cancelled	—	—

Outstanding at April 30, 2013	180,081	$21.11

Summarized information about outstanding stock options as of April 30, 2013, that have already vested and those that are expected to vest, as well as stock options that are currently exercisable, are as follows:

	Options already vested and expected to vest	Options currently exercisable

Number of outstanding options	180,081	111,281

Weighted average remaining contractual life (years)	6.94	4.62
Weighted average exercise price per share	$21.11	$21.09

Intrinsic value of outstanding options	$1,121,000	$729,000

The intrinsic value of an outstanding stock option is calculated as the difference between the stock price as of April 30, 2013 and the exercise price of the option.

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

On March 14, 2013, the Compensation Committee granted a total of 6,230 shares of restricted stock to our non-employee directors. The restricted stock vests in full one year from the date of grant provided the recipient remains on the board of directors through that date. The grant date fair value of the restricted stock is based on the closing sales price of our common stock on the grant date which was $28.08 per share.

A reconciliation of the Company’s restricted stock activity and related information is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at October 31, 2012	55,718	$22.84
Shares granted	19,213	24.85
Shares vested	(6,475)	(27.00)
Shares cancelled	—	—
Unvested at April 30, 2013	68,456	$23.01

During the first six months of fiscal 2013 and 2012, we recorded $503,000 and $422,000, respectively, as stock-based compensation expense attributable to grants of stock options and shares of restricted stock. As of April 30, 2013, there was $1.4 million of total unrecognized stock-based compensation expense that we expect to recognize by the end of the first quarter of fiscal 2016.

4.	EARNINGS PER SHARE

Per share results have been computed based on the average number of common shares outstanding. The computation of basic and diluted net income per share is determined using net income applicable to common shareholders as the numerator and the number of shares outstanding as the denominator as follows (in thousands, except per share amounts):

	Three months ended				Six months ended
	April 30,				April 30,
	2013		2012		2013		2012
	Basic	Diluted	Basic	Diluted	Basic	Diluted	Basic	Diluted

Net income	$3,183	$3,183	$2,962	$2,962	$5,437	$5,437	$7,595	$7,595
Undistributed earnings Allocated to participating Shares	(33)	(33)	(26)	(26)	(57)	(57)	(65)	(65)
Net income applicable to common shareholders	$3,150	$3,150	$2,936	$2,936	$5,380	$5,380	$7,530	$7,530
Weighted average shares Outstanding	6,452	6,452	6,443	6,443	6,449	6,449	6,442	6,442
Stock options	—	44	—	36	—	40	—	31
	6,452	6,496	6,443	6,479	6,449	6,489	6,442	6,473

Income per share	$0.49	$0.48	$0.46	$0.45	$0.83	$0.83	$1.17	$1.16

5.	ACCOUNTS RECEIVABLE

Accounts receivable are net of allowances for doubtful accounts of $326,000 as of April 30, 2013 and $384,000 as of October 31, 2012.

6.	INVENTORIES

Inventories, priced at the lower of cost (first-in, first-out method) or market, are summarized below (in thousands):

	April 30, 2013	October 31, 2012
Purchased parts and sub-assemblies	$18,296	$18,780
Work-in-process	15,760	14,256
Finished goods	55,988	58,284
	$90,044	$91,320

7.	SEGMENT INFORMATION

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

From time to time, our subsidiaries guarantee third party payment obligations in connection with the sale of machines to customers that use financing. As of April 30, 2013, we had 19 outstanding third party payment guarantees totaling approximately $1.2 million. The terms of these guarantees are consistent with the underlying customer financing terms. Upon shipment of a machine, the customer has the risk of ownership. The customer does not obtain title, however, until it has paid for the machine. A retention of title clause allows us to recover the machine if the customer defaults on the financing. We accrue for potential liabilities under these guarantees when we believe a loss is probable and can be estimated.

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

	Six months ended
	April 30, 2013	April 30, 2012
Balance, beginning of period	$1,623	$1,725
Provision for warranties during the period	1,680	1,586
Charges to the reserve	(1,749)	(1,617)
Impact of foreign currency translation	0	(1)
Balance, end of period	$1,554	$1,693

The warranty accrual decreased year-over-year as actual claims for specific warranties accrued in the prior year were less than anticipated resulting in an adjustment to the provision for warranties during the year.

9.	DEBT AGREEMENTS

We have a credit agreement with a financial institution, which provides for a $12.5 million unsecured credit facility, which provides for revolving credit and up to $3.0 million for letters of credit. The scheduled maturity date of the credit agreement is December 7, 2014.

Borrowings under the credit agreement bear interest at a LIBOR-based rate or a floating rate of 1% above the prevailing prime rate. The floating rate will not be less than the greatest of (a) a one month LIBOR-based rate plus 1.00% per annum, (b) the federal funds effective rate plus 0.50% per annum, and (c) the prevailing prime rate. The rate we must pay for that portion of the credit agreement which is not utilized is 0.05% per annum.

The credit agreement permits us to make investments in subsidiaries of up to $5.0 million and contains financial covenants that we maintain a minimum working capital requirement of $90.0 million and a minimum tangible net worth requirement of $120.0 million. The credit agreement permits us to pay cash dividends in an amount not to exceed $1.0 million per calendar year so long as we are not in default before and after giving effect to such dividends.  The credit agreement also contains other customary covenants.

We also have an uncommitted credit facility in Taiwan in the amount of 100.0 million New Taiwan Dollars (approximately $3.4 million), a £1.0 million revolving credit facility in the United Kingdom and a €1.5 million revolving credit facility in Germany. The Taiwan and United Kingdom facilities mature on December 7, 2014. The revolving credit facility in Germany does not have an expiration date.

We also have an uncommitted credit facility in China in the amount of 40.0 million Chinese Yuan (approximately $6.4 million) that will expire on February 22, 2014.

All of our credit facilities are unsecured.

At both October 31, 2012 and April 30, 2013, we had $3.2 million of borrowings outstanding under our credit facility in China, but had no other debt or borrowings under any of our other credit facilities. At April 30, 2013 we were in compliance with all covenants contained in our credit agreements and, as of that date, we had total unutilized credit facilities of approximately $22.7 million.

10.	INCOME TAXES

Our effective tax rate for the first six months of fiscal 2013 was 34% in comparison to 31% for the same period in fiscal 2012. The increase in the effective income tax rate was primarily due to changes in the geographic mix of income or loss between tax jurisdictions. We recorded income tax expense during the first six months of fiscal 2013 of approximately $2.8 million compared to $3.4 million for the same period in fiscal 2012, primarily as a result of the reduction in pre-tax income period-over-period. We have not provided any U.S. income taxes on the undistributed earnings of our wholly-owned foreign subsidiaries based upon our determination that such earnings will be indefinitely reinvested. In the event these earnings are later distributed to the U.S., such distributions would likely result in additional U.S. tax that may be offset, at least in part by associated foreign tax credits.

Our unrecognized tax benefits were $154,000 as of April 30, 2013 and $132,000 as of October 31, 2012 and in each case included accrued interest.

We recognize accrued interest and penalties related to unrecognized tax benefits as components of income tax expense.  We believe our unrecognized tax positions meet the minimum statutory threshold to avoid payment of penalties and, therefore, no tax penalties have been estimated.  As of April 30, 2013, the gross amount of interest accrued, reported in Accrued expenses and other, was approximately $16,000, which did not include the federal tax benefit of interest deductions.

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

Derivative instruments are reported in the accompanying consolidated financial statements at fair value. We have derivative financial instruments in the form of foreign currency forward exchange contracts as described in Note 2. The U.S. Dollar equivalent notional amounts of these contracts were $97.3 million and $107.3 million at April 30, 2013 and October 31, 2012, respectively. The fair value of Derivative assets recorded on our Condensed Consolidated Balance Sheets was $367,000 at April 30, 2013 and $708,000 at October 31, 2012. The fair value of Derivative liabilities recorded on our Condensed Consolidated Balance Sheets was $1.2 million at April 30, 2013 and $569,000 at October 31, 2012.

The fair value of our foreign currency forward exchange contracts and the related currency positions are subject to offsetting market risk resulting from foreign currency exchange rate volatility. The counterparty to the forward exchange contracts is a substantial and creditworthy financial institution. We do not consider either the risk of counterparty non-performance or the economic consequences of counterparty non-performance as material risks.

FASB guidance establishes a three-tier fair value hierarchy, which categorizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exist, therefore requiring an entity to develop its own assumptions.

In accordance with this guidance, the following table represents the fair value hierarchy for our financial assets and liabilities measured at fair value as of April 30, 2013 and October 31, 2012 (in thousands):

	Assets		Liabilities
	April 30, 2013	October 31, 2012	April 30, 2013	October 31, 2012

Level 1
Deferred Compensation	$982	$861	$-	$-

Level 2
Derivatives	$367	$708	$1,177	$569

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

13. EMPLOYEE BENEFITS

We have defined contribution plans that include a majority of our employees, under which our matching contributions are primarily discretionary. The purpose of these plans is generally to provide additional financial security during retirement by providing employees with an incentive to save throughout their employment. Our matching contributions to the plans are based on employee contributions or compensation. Our total contributions to all plans were approximately $392,000 and $231,000, for the six months ended April 30, 2013 and 2012, respectively.

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

In February 2013, the FASB issued ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which requires companies to provide information about amounts reclassified out of other comprehensive income by component.  We are required to present, either on the face of the financial statements or in the notes, the amounts reclassified from other comprehensive income to the respective line items in the Consolidated Statements of Operations. This amendment is effective for interim and annual periods beginning after December 15, 2012.  The adoption of this guidance did not have a material impact on our consolidated financial statements.

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

The market for machine tools is international in scope. We have both significant foreign sales and significant foreign manufacturing operations. During the second quarter of fiscal 2013, 64% of our revenues were attributable to customers in Europe, where we typically sell more of our larger, higher-performance, higher-priced VMX series machines. Additionally, 10% of our revenues were attributable to customers in Asia, where we sell more of our entry-level, lower-priced machines, but where we also encounter greater price pressures. We sell our products through more than 100 independent agents and distributors in countries throughout North America, Europe and Asia. We also have our own direct sales and service organizations in China, France, Germany, India, Italy, Poland, Singapore, South Africa, the United Kingdom and certain parts of the United States. The vast majority of our machine tools are manufactured to our specifications primarily by our wholly-owned subsidiary in Taiwan, Hurco Manufacturing Limited (HML). Machine castings and components to support HML’s production are manufactured at our facility in Ningbo, China. We also manufacture machine tools for the Chinese market at the Ningbo facility.

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

During the second quarter of fiscal 2013, our sales and service fees increased by 8%, compared to the second quarter of fiscal 2012. The increase in sales was primarily driven by increased shipments in Europe related to orders received in the previous quarter, but partially offset by a decline in sales in Asia, which is experiencing weaker economic conditions. Orders for the second quarter of fiscal 2013 decreased by 5% from the second quarter of fiscal 2012. Changes in foreign currency exchange rates had an unfavorable impact of approximately 2% on both sales and orders during the second quarter of fiscal 2012.

RESULTS OF OPERATIONS

Three Months Ended April 30, 2013 Compared to Three Months Ended April 30, 2012

Sales and Service Fees. Sales and service fees for the second quarter of fiscal 2013 totaled $49.6 million, an increase of $3.7 million, or 8%, compared to the second quarter of fiscal 2012. The year-over-year increase in sales is net of the adverse effect of a weaker Euro and Pound Sterling in 2013 when translating foreign sales to U.S. Dollars for financial reporting purposes of approximately $0.8 million, or 2%.

The following two tables set forth net sales (in thousands) by geographic region and product category, respectively, for the second quarter of fiscal 2013 and 2012:

Sales and Service Fees by Geographic Region

	Three months ended April 30,				Change
	2013		2012		Amount	%
North America	$13,080	26%	$11,996	26%	$1,084	9%
Europe	31,896	64%	26,646	58%	5,250	20%
Asia Pacific	4,643	10%	7,323	16%	(2,680)	(37)%
Total	$49,619	100%	$45,965	100%	$3,654	8%

The increase in sales during the second quarter of fiscal 2013 compared to fiscal 2012 was primarily driven by increased shipments in Europe related to orders received in the previous quarter. However, this improvement was partially offset by a continuing decline in sales in the Asia Pacific region, where slowing economies and more restricted credit conditions have resulted in deferred investments in capital equipment by small to medium sized companies in that region.

Sales and Service Fees by Product Category

	Three months ended April 30,				Change
	2013		2012		Amount	%
Computerized Machine Tools	$43,934	89%	$40,088	87%	$3,846	10%
Service Fees, Parts and Other	5,685	11%	5,877	13%	(192)	(3)%
Total	$49,619	100%	$45,965	100%	$3,654	8%

Orders. Orders for the second quarter of fiscal 2013 were $48.8 million, a decrease of $2.3 million, or 5%, from the corresponding period in fiscal 2012. Orders in North America declined by 7% from the comparable period in fiscal 2012 reflecting a softening market. There was a slight increase in European order activity, which is positive considering the ongoing recession in that region. Order activity decreased in the Asia Pacific Region due to the same factors that impacted sales. The impact of currency translation on orders was consistent with the impact on sales.

Gross Profit. Gross profit for the second quarter of fiscal 2013 was $15.3 million, or 31% of sales, compared to $13.4 million, or 29% of sales, for the prior year period. This improvement in gross profit was due primarily to the impact of increased sales in Europe, the primary market for our larger, higher performance machines.

Operating Expenses. Selling, general and administrative expenses in the second quarter of fiscal 2013 were $10.7 million, an increase of $1.4 million from the prior year period due primarily to the timing of the recognition of incentive compensation accruals in the 2013 period.

Operating Income. Operating income for the second quarter of fiscal 2013 was $4.6 million compared to $4.1 million for the prior year period. The improvement in operating income period-over-period was primarily due to the increase in sales.

Other (Income) Expense, Net. Other expense in the second quarter of fiscal 2013 was $0.1 million and remained relatively unchanged from the fiscal 2012 period. Other expense consists primarily of net realized and unrealized losses from foreign currency fluctuations on payables and receivables, net of foreign currency forward exchange contracts.

Income Taxes. Our effective tax rate for the second quarter of fiscal 2013 was 29% in comparison to 27% for the same period in fiscal 2012. The increase in the effective income tax rate was primarily due to changes in the geographic mix of income or loss between tax jurisdictions. We recorded income tax expense during the second quarter of fiscal 2013 of $1.3 million compared to an income tax expense of $1.1 million for the same period in fiscal 2012.

Six Months Ended April 30, 2013 Compared to Six Months Ended April 30, 2012

Sales and Service Fees. Sales and service fees for the first six months ended April 30, 2013 totaled $93.7 million, a decrease of $3.4 million, or 3%, from the corresponding period in 2012 reflecting lower sales in the Asia Pacific region that offset an increase in sales in North America. The unfavorable impact of currency translation on the year-over-year six-month comparison was $0.9 million, or 1%.

The following tables set forth net sales (in thousands) by geographic region and product category for the first six months of fiscal 2013 and 2012, respectively:

Net Sales and Service Fees by Geographic Region

	Six months ended April 30,				Change
	2013		2012		Amount	%
North America	$29,332	31%	$27,322	28%	$2,010	7%
Europe	56,566	61%	56,565	58%	1	0%
Asia Pacific	7,806	8%	13,204	14%	(5,398)	(41)%
Total	$93,704	100%	$97,091	100%	$(3,387)	(3)%

The reduction in sales was primarily driven by lower sales across the Asia Pacific region, where slowing economies and more restricted credit conditions have resulted in deferred investments in capital equipment by small to medium sized companies in that region.

Net Sales and Service Fees by Product Category

	Six months ended April 30,				Change
	2013		2012		Amount	%
Computerized Machine Tools	$81,358	87%	$85,397	88%	$(4,039)	(5)%
Service Fees, Parts and Other	12,346	13%	11,694	12%	652	6%
Total	$93,704	100%	$97,091	100%	$(3,387)	(3)%

Orders. Orders for the first six months of fiscal 2013 of $99.9 million were consistent with the corresponding period in fiscal 2012. Orders increased by 3% in Europe, which is positive considering the ongoing recession in that region. However, this increase was offset by a 3% reduction in orders in North America, reflecting a softening market, and a 9% reduction in order activity in the Asia Pacific region due to the softer market conditions discussed above. The impact of currency translation on orders was consistent with the impact on sales.

Gross Profit. Gross profit for the first six months of fiscal 2013 was $28.2 million, or 30% of sales, compared to $29.9 million, or 31% of sales, for the same period in 2012 due primarily to the lower sales.

Operating Expenses. Selling, general and administrative expenses were $19.6 million for the first six months of fiscal 2013 compared to $19.0 million for the first six months of fiscal 2012. The year-over-year increase of $0.6 million in expenses reflects increased spending relating to our ongoing rebranding initiative.

Operating Income (Loss). Operating income for the first six months of fiscal 2013 was $8.6 million compared to operating income of $10.9 million for the prior year period. The reduction in operating income year-over-year was primarily due to lower sales volumes and increased sales and marketing expenses.

Other (Income) Expense, Net. Other expense increased by $0.5 million for the first six months of fiscal 2013 from the corresponding period in fiscal 2012 primarily due to net realized and unrealized losses from foreign currency fluctuations on payables and receivables, net of foreign currency forward exchange contracts.

Income Taxes. Our effective tax rate for the first six months of fiscal 2013 was 34% in comparison to 31% for the same period in fiscal 2012. The increase in the effective income tax rate was primarily due to changes in the geographic mix of income or loss between tax jurisdictions. We recorded income tax expense during the first six months of fiscal 2013 of $2.8 million compared to $3.4 million for the same period in fiscal 2013, primarily as a result of the decrease in pre-tax income period-over-period.

LIQUIDITY AND CAPITAL RESOURCES

At April 30, 2013, we had cash and cash equivalents of $43.3 million, compared to $35.8 million at October 31, 2012. Approximately 49% of the $43.3 million of cash and cash equivalents is denominated in U.S. Dollars. The balance is attributable to our foreign operations and is held in the local currencies of our various foreign entities, subject to fluctuations in currency exchange rates. We do not believe that the indefinite reinvestment of these funds offshore impairs our ability to meet our domestic working capital needs.

Working capital, excluding cash and cash equivalents, was $85.7 million at April 30, 2013, compared to $88.2 million at October 31, 2012. The decrease in working capital, excluding cash and cash equivalents, was primarily due to a decrease in accounts receivable, refundable taxes and inventory levels.

Capital expenditures of $1.3 million during the first six months of fiscal 2013 were primarily for the purchase of equipment for a new production facility in Taiwan, capital improvements in existing facilities, and software development costs. We funded these expenditures with cash on hand.

At April 30, 2013, we had $3.2 million of borrowings outstanding under our China credit facility but no borrowings under any of our other credit facilities. At April 30, 2013, we had an aggregate of $22.7 million available for borrowing under our credit facilities and were in compliance with all covenants.

We believe our cash position and borrowing capacity under our credit facilities provide adequate liquidity to fund our operations and allows us to remain committed to our strategic plan of product innovation and targeted penetration of developing markets.

Although we have not made any significant acquisitions in the recent past, we continue to receive and review information on businesses and assets, including intellectual property assets, which are available for purchase.

CRITICAL ACCOUNTING POLICIES

Our accounting policies, which are described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2012, require management to make significant estimates and assumptions using information available at the time the estimates are made. These estimates and assumptions significantly affect various reported amounts of assets, liabilities, revenues, and expenses. If our future experience differs materially from these estimates and assumptions, our results of operations and financial condition would be affected. There were no material changes to our critical accounting policies during the first six months of fiscal 2013.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

There have been no material changes related to contractual obligations and commitments from the information provided in our Annual Report on Form 10-K for the fiscal year ended October 31, 2012.

OFF BALANCE SHEET ARRANGEMENTS

From time to time, our subsidiaries guarantee third party payment obligations in connection with the sale of machines to customers that use financing. We follow Financial Accounting Standards Board, or FASB, guidance for accounting for contingencies with respect to these guarantees. As of April 30, 2013, we had 19 outstanding third party payment guarantees totaling approximately $1.2 million. The terms of these guarantees are consistent with the underlying customer financing terms. Upon shipment of a machine, the customer has the risk of ownership. The customer does not obtain title, however, until it has paid for the machine. A retention of title clause allows us to recover the machine if the customer defaults on the financing. We accrue for potential liabilities under these guarantees when we believe a loss is probable and can be estimated.

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

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Interest on borrowings on our credit facilities are variable and tied to prevailing domestic and foreign interest rates. At April 30, 2013, we had $3.2 million of borrowings outstanding under our China credit facility, but had no other debt or borrowings under any of our other credit facilities.

Foreign Currency Exchange Risk

In fiscal 2013, we derived approximately 61% of our revenues from European markets. All of our computerized machine tools and computer control systems, as well as certain proprietary service parts, are sourced by our U.S.-based engineering and manufacturing division and re-invoiced to our European sales and service subsidiaries, primarily in their functional currencies.

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

We enter into foreign currency forward exchange contracts from time to time to hedge the cash flow risk related to forecasted inter-company sales and purchases denominated in, or based on, foreign currencies (primarily the Euro, Pound Sterling, and New Taiwan Dollar). We also enter into foreign currency forward exchange contracts to protect against the effects of foreign currency fluctuations on receivables and payables denominated in foreign currencies. We also enter into foreign currency forward contracts to hedge a portion of our net investment denominated in Euro’s. We do not speculate in the financial markets and, therefore, do not enter into these contracts for trading purposes.

Forward contracts for the sale or purchase of foreign currencies as April 30, 2013, which are designated as cash flow hedges under FASB guidance related to accounting for derivative instruments and hedging activities were as follows:

	Notional Amount	Weighted Avg.		Contract Amount at Forward Rates in U.S. Dollars
Forward Contracts	in Foreign Currency	Forward Rate		Contract Date	April 30, 2013	Maturity Dates
Sale Contracts:
Euro	18,830,000	1.2969		24,421,484	24,806,618	May 2013 – March 2014
Pound Sterling	4,240,000	1.5862		6,725,421	6,580,448	May 2013 – March 2014
Purchase Contracts:
New Taiwan Dollar	576,000,000	29.066	*	19,817,209	19,610,741	May 2013 – March 2014

*NT Dollars per U.S. Dollar

Forward contracts for the sale or purchase of foreign currencies as of April 30, 2013, which were entered into to protect against the effects of foreign currency fluctuations on receivables and payables and are not designated as hedges under this guidance denominated in foreign currencies, were as follows:

	Notional Amount in	Weighted Avg.		Contract Amount at Forward Rates in U.S. Dollars
Forward Contracts	Foreign Currency	Forward Rate		Contract Date	April 30, 2013	Maturity Dates
Sale Contracts:
Euro	21,228,120	1.3034		27,667,952	27,961,889	May 2013 – October 2013
Pound Sterling	768,632	1.5353		1,180,116	1,193,485	May 2013
Canadian Dollar	579,700	0.9819		569,202	574,143	July 2013
South African Rand	10,201,012	0.1088		1,109,650	1,123,473	July 2013
Purchase Contracts:
New Taiwan Dollar	353,733,784	29.634	*	11,936,562	12,003,800	May 2013 – June 2013

* NT Dollars per U.S. Dollar

We are also exposed to foreign currency exchange risk related to our investment in net assets in foreign countries. To manage this risk, we have maintained a forward contract with a notional amount of €3.0 million. We designated this forward contract as a hedge of our net investment in Euro denominated assets. We selected the forward method under FASB guidance related to the accounting for derivatives instruments and hedging activities. The forward method requires all changes in the fair value of the contract to be reported as a cumulative translation adjustment in Accumulated other comprehensive loss, net of tax, in the same manner as the underlying hedged net assets. This forward contract matures in November 2013. At April 30, 2013, had $360,000 of realized gains and $59,000 of unrealized losses, net of tax, recorded as cumulative translation adjustments in Accumulated other comprehensive loss related to this forward contract. Forward contracts for the sale or purchase of foreign currencies as of April 30, 2013, which are designated as net investment hedges under this guidance were as follows:

	Notional Amount in	Weighted Avg.	Contract Amount at Forward Rates in U.S. Dollars
Forward Contracts	Foreign Currency	Forward Rate	Contract Date	April 30, 2013	Maturity Date
Sale Contracts:
Euro	3,000,000	1.2874	3,862,200	3,954,150	November 2013

Item 4.  CONTROLS AND PROCEDURES

We carried out an evaluation under the supervision and with participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2013, pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of the evaluation date.

There were no changes in our internal controls over financial reporting during the three months ended April 30, 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

We are involved in various claims and lawsuits arising in the normal course of our business. We do not expect any of these claims will have a material adverse effect on our consolidated financial position or results of operations.

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

June 7, 2013

