Form 10-Q
period 2013-07-31
HURCO COMPANIES INC
filed 2013-09-06
CIK 315374

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended July 31, 2013 or
☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to _________.

Commission File No. 0-9143

HURCO COMPANIES, INC.

(Exact name of registrant as specified in its charter)

Indiana	35-1150732
(State or other jurisdiction of	(I.R.S. Employer Identification Number)
incorporation or organization)

One Technology Way
Indianapolis, Indiana	46268
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code       (317) 293-5309

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

Yes ☐ No ☒

The number of shares of the Registrant's common stock outstanding as of September 3, 2013 was 6,465,054.

HURCO COMPANIES, INC.

July 2013 Form 10-Q Quarterly Report

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

HURCO COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	July 31		July 31
	2013	2012	2013	2012
	(Unaudited)		(Unaudited)

Sales and service fees	$45,158	$49,959	$138,862	$147,050

Cost of sales and service	33,443	33,875	98,948	101,089

Gross profit	11,715	16,084	39,914	45,961

Selling, general and administrative expenses	10,012	10,272	29,611	29,290

Operating income	1,703	5,812	10,303	16,671

Interest expense	74	43	194	105

Interest income	14	16	61	57

Investment income (expense)	4	3	19	5

Other (income) expense, net	530	190	861	69

Income before taxes	1,117	5,598	9,328	16,559

Provision for income taxes	263	1,641	3,037	5,007

Net income	$854	$3,957	$6,291	$11,552

Income per common share

Basic	$.13	$.61	$.96	$1.78
Diluted	$.13	$.61	$.96	$1.77

Weighted average common shares outstanding

Basic	6,458	6,447	6,452	6,444
Diluted	6,507	6,465	6,495	6,470

Dividends paid per share	$.05	—	$.05	—

The accompanying notes are an integral part of the condensed consolidated financial statements.

HURCO COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Three Months Ended		Nine Months Ended
	July 31		July 31
	2013	2012	2013	2012
	(Unaudited)		(Unaudited)

Net income	$854	$3,957	$6,291	$11,552

Other comprehensive income (loss):

Translation of foreign currency financial statements	(520)	(2,648)	(614)	(2,900)

(Gain) / loss on derivative instruments reclassified into operations, net of tax $(28), $(32), $(625) and $229, respectively	(49)	(56)	(1,098)	398

Gain / (loss) on derivative instruments, net of tax $(245), $613, $(395), $1,486, respectively	(430)	1,065	(693)	2,583

Total other comprehensive income (loss)	(999)	(1,639)	(2,405)	81

Comprehensive income (loss)	$(145)	$2,318	$3,886	$11,633

The accompanying notes are an integral part of the condensed consolidated financial statements.

HURCO COMPANIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per-share data)

	July 31 2013	October 31 2012
	(Unaudited)	(Audited)

ASSETS
Current assets:
Cash and cash equivalents	$44,612	$35,770
Accounts receivable, net	30,356	35,297
Refundable taxes	20	1,459
Inventories, net	96,161	91,320
Deferred income taxes	2,552	1,182
Derivative assets	284	708
Other	9,008	7,645
Total current assets	182,993	173,381
Non-current assets:
Property and equipment:
Land	782	782
Building	7,326	7,352
Machinery and equipment	18,922	17,411
Leasehold improvements	3,629	3,467
	30,659	29,012
Less accumulated depreciation and amortization	(18,209)	(16,933)
	12,450	12,079
Software development costs, less accumulated amortization	3,870	3,969
Intangible assets, net	4,298	595
Investments and other assets, net	5,901	5,288
	$209,512	$195,312

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$36,019	$29,788
Accrued expenses and other	11,736	14,186
Accrued warranty expenses	1,650	1,623
Derivative liabilities	1,909	569
Short-term debt	5,737	3,206
Total current liabilities	57,051	49,372

Non-current liabilities:
Deferred income taxes	918	903
Accrued tax liability	1,080	—
Deferred credits and other	2,052	1,244
Total liabilities	61,101	51,519

Shareholders’ equity:
Preferred stock: no par value per share, 1,000,000 shares authorized, no shares issued	—	—
Common stock: no par value, $.10 stated value per share, 12,500,000 shares authorized, 6,533,510 and 6,502,928 shares issued; and 6,465,054 and 6,447,210 shares outstanding, as of July 31, 2013 and October 31, 2012, respectively	647	645
Additional paid-in capital	54,468	53,415
Retained earnings	96,554	90,586
Accumulated other comprehensive loss	(3,258)	(853)
Total shareholders’ equity	148,411	143,793
	$209,512	$195,312

The accompanying notes are an integral part of the condensed consolidated financial statements.

HURCO COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended July 31		Nine Months Ended July 31
	2013	2012	2013	2012
	(Unaudited)		(Unaudited)
Cash flows from operating activities:
Net income	$854	$3,957	$6,291	$11,552
Adjustments to reconcile net income to net cash provided by (used for) operating activities, net of acquisitions:
Provision for doubtful accounts	27	(50)	(31)	(97)
Deferred income taxes	(107)	381	(692)	564
Equity in income of affiliates	(117)	(74)	(231)	(272)
Depreciation and amortization	791	955	2,506	3,195
Foreign currency (gain) loss	366	4,320	142	6,260
Unrealized (gain) loss on derivatives	518	(485)	705	(77)
Stock-based compensation	238	224	741	646
Change in assets and liabilities, net of acquisitions:
(Increase) decrease in accounts receivable and refundable taxes	6,663	(1,700)	9,720	(4,658)
(Increase) decrease in inventories	(3,778)	(6,024)	(3,519)	(17,620)
Increase (decrease) in accounts payable	(279)	(3,478)	3,046	(26)
Increase (decrease) in accrued expenses	846	727	(3,522)	(2,053)
Net change in derivative assets and liabilities	82	(383)	(529)	(623)
Other	(1,483)	(2,631)	(1,183)	(5,231)
Net cash provided by (used for) operating activities	4,621	(4,261)	13,444	(8,440)

Cash flows from investing activities:
Purchase of property and equipment	(375)	(1,034)	(1,147)	(1,928)
Software development costs	(233)	(259)	(750)	(675)
Other investments	(8)	(6)	(48)	(36)
Acquisition of business, net of cash acquired	(380)	—	(380)	—
Net cash provided by (used for) investing activities	(996)	(1,299)	(2,325)	(2,639)

Cash flows from financing activities:
Proceeds from exercise of common stock options	303	—	303	1
Dividends Paid	(323)	—	(323)	—
Tax benefit from exercise of stock options	10	—	10	—
Restricted shares vested	—	—	1	—
Repayment on short-term debt	(2,205)	—	(2,205)	—
Borrowings on short-term debt	—	1,182	—	2,290
Net cash provided by (used for) financing activities	(2,215)	1,182	(2,214)	2,291

Effect of exchange rate changes on cash	(75)	(640)	(63)	(1,078)

Net increase (decrease) in cash and cash equivalents	1,335	(5,018)	8,842	(9,866)

Cash and cash equivalents at beginning of period	43,277	40,113	35,770	44,961

Cash and cash equivalents at end of period	$44,612	$35,095	$44,612	$35,095

The accompanying notes are an integral part of the condensed consolidated financial statements.

HURCO COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

For the nine months ended July 31, 2013 and 2012

(Unaudited)

(In thousands, except shares outstanding)	Common stock		Additional		Accumulated other comprehensive
	Shares outstanding	Amount	paid-in capital	Retained earnings	income (loss)	Total

Balances, October 31, 2011	6,440,851	$644	$52,614	$74,948	$(1,994)	$126,212

Net income	—	—	—	11,552	—	11,552

Other comprehensive income	—	—	—	—	81	81

Exercise of common stock options	500	—	1	—	—	1

Restricted shares vested	5,859	1	(1)	—	—	—

Stock-based compensation expense	—	—	646	—	—	646

Balances, July 31, 2012 (Unaudited)	6,447,210	$645	$53,260	$86,500	$(1,913)	$138,492

Balances, October 31, 2012	6,447,210	$645	$53,415	$90,586	$(853)	$143,793

Net income	—	—	—	6,291	—	6,291

Other comprehensive loss	—	—	—	—	(2,405)	(2,405)

Exercise of common stock options	11,369	1	303	—	—	304

Restricted shares vested	6,475	1	(1)	—	—	—

Stock-based compensation expense	—	—	741	—	—	741

Tax benefits from exercise of stock options	—	—	10	—	—	10

Dividends paid	—	—	—	(323)	—	(323)

Balances, July 31, 2013 (Unaudited)	6,465,054	$647	$54,468	$96,554	$(3,258)	$148,411

The accompanying notes are an integral part of the condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	GENERAL

The unaudited Condensed Consolidated Financial Statements include the accounts of Hurco Companies, Inc. and its consolidated subsidiaries. As used in this report, unless the context indicates otherwise, the terms “we”, “us”, “our” and similar language refer to Hurco Companies, Inc. and its consolidated subsidiaries as a whole. We design and produce computerized machine tools, interactive computer control systems, machine tool components, and software for sale through our distribution network to the worldwide metal cutting market. We also provide software options, computer control upgrades, accessories and replacement parts for our products, as well as customer service and training support.

The condensed financial information as of July 31, 2013 and for the three and nine months ended July 31, 2013 and July 31, 2012 is unaudited; however, in our opinion, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary to present fairly our consolidated financial position, results of operations, changes in shareholders’ equity and cash flows at the end of the interim periods. We suggest that you read these condensed consolidated financial statements in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended October 31, 2012.

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

Derivatives Designated as Hedging Instruments

We enter into foreign currency forward exchange contracts periodically to hedge certain forecasted inter-company sales and purchases denominated in foreign currencies (the Pound Sterling, Euro and New Taiwan Dollar). The purpose of these instruments is to mitigate the risk that the U.S. Dollar net cash inflows and outflows resulting from sales and purchases denominated in foreign currencies will be adversely affected by changes in exchange rates. These forward contracts have been designated as cash flow hedge instruments, and are recorded in the Condensed Consolidated Balance Sheets at fair value in Derivative assets and Derivative liabilities. The effective portion of the gains and losses resulting from the changes in the fair value of these hedge contracts are deferred in Accumulated other comprehensive loss and recognized as an adjustment to Cost of sales and service in the period that the corresponding inventory sold that is the subject of the related hedge contract is recognized, thereby providing an offsetting economic impact against the corresponding change in the U.S. Dollar value of the inter-company sale or purchase being hedged. The ineffective portion of gains and losses resulting from the changes in the fair value of these hedge contracts is reported in Other (income) expense, net immediately. We perform quarterly assessments of hedge effectiveness by verifying and documenting the critical terms of the hedge instrument and determining that forecasted transactions have not changed significantly. We also assess on a quarterly basis whether there have been adverse developments regarding the risk of a counterparty default. We had forward contracts outstanding as of July 31, 2013, denominated in Euros, Pounds Sterling and New Taiwan Dollars with set maturity dates ranging from August 2013 through July 2014. The contract amounts, expressed at forward rates in U.S. Dollars at July 31, 2013, were $25.1 million for Euros, $7.4 million for Pounds Sterling and $20.2 million for New Taiwanese Dollars. At July 31, 2013, we had approximately $736,000 of losses, net of tax, related to cash flow hedges deferred in Accumulated other comprehensive loss. Included in this amount were $469,000 of unrealized losses, net of tax, related to cash flow hedge instruments that remain subject to currency fluctuation risk. The majority of these deferred losses will be recorded as an adjustment to Cost of sales and service in periods through July 2014, when the corresponding inventory that is the subject of the related hedge contracts are sold, as described above.

We are also exposed to foreign currency exchange risk related to our investment in net assets in foreign countries. To manage this risk, we have maintained a forward contract with a notional amount of €3.0 million. We designated this forward contract as a hedge of our net investment in Euro denominated assets. We selected the forward method under Financial Accounting Standards Board, or FASB, guidance related to the accounting for derivatives instruments and hedging activities. The forward method requires all changes in the fair value of the contract to be reported as a cumulative translation adjustment in Accumulated other comprehensive loss, net of tax, in the same manner as the underlying hedged net assets. This forward contract matures in November 2013. At July 31, 2013, we had $360,000 of realized gains and $90,000 of unrealized losses, net of tax, recorded as cumulative translation adjustments in Accumulated other comprehensive loss related to the hedging of our net investment in Euro denominated assets.

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

We had forward contracts outstanding as of July 31, 2013, in Euros, Pounds Sterling, Canadian Dollars, the South African Rand, and the New Taiwan Dollar with set maturity dates ranging from August 2013 through October 2013. The aggregate amount of these contracts at forward rates in U.S. Dollars at July 31, 2013 totaled $45.8 million.

Fair Value of Derivative Instruments

We recognize the fair value of derivative instruments as assets and liabilities on a gross basis on our Condensed Consolidated Balance Sheets. As of July 31, 2013 and October 31, 2012, all derivative instruments were recorded at fair value on the balance sheets as follows (in thousands):

	July 31, 2013		October 31, 2012
	Balance sheet	Fair	Balance sheet	Fair
Derivatives	Location	value	location	value

Designated as hedging instruments:
Foreign exchange forward contracts	Derivative assets	$242	Derivative assets	$705
Foreign exchange forward contracts	Derivative liabilities	$1,119	Derivative liabilities	$492

Not designated as hedging instruments:
Foreign exchange forward contracts	Derivative assets	$42	Derivative assets	$3
Foreign exchange forward contracts	Derivative liabilities	$790	Derivative liabilities	$77

Effect of Derivative Instruments on Certain Condensed Consolidated Financial Statements

Derivative instruments had the following effects (before tax) on our Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Income, Comprehensive Income and Changes in Shareholders’ Equity during the nine months ended July 31, 2013 and 2012 (in thousands):

Derivatives	Amount of gain (loss) recognized in Other comprehensive loss		Location of gain (loss) reclassified from Other comprehensive loss	Amount of gain (loss) reclassified from Other comprehensive loss
	Nine months ended July 31,			Nine months ended July 31,
	2013	2012		2013	2012
Designated as hedging instruments: (Effective portion)
Foreign exchange forward contracts – Intercompany sales/purchases	$(1,088)	$4,069	Cost of sales and service	$1,723	$(627)
Foreign exchange forward contract – Net investment	$(100)	$484

We recognized a loss of $32,000 for the nine months ended July 31, 2013, and a gain of $469,000 for the nine months ended July 31, 2012 as a result of contracts closed early that were deemed ineffective for financial reporting purposes and did not qualify as cash flow hedges. We recognized the following gains and losses in our Condensed Consolidated Statements of Income during the nine months ended July 31, 2013 and 2012 (in thousands) on derivative instruments not designated as hedging instruments:

Derivatives	Location of gain (loss) recognized in operations	Amount of gain (loss) Recognized in operations
		Nine months ended July 31,
		2013	2012
Not designated as hedging instruments:
Foreign exchange forward contracts	Other (income) expense, net	$(1,148)	$2,148

The following table presents the changes in the components of Accumulated other comprehensive loss, net of tax, for the nine months ended July 31, 2013.

	Foreign Currency Translation	Cash Flow Hedges	Total

Balance, October 31, 2012	$(1,908)	$1,055	$(853)

Other comprehensive income (loss) before reclassifications	(614)	(693)	(1,307)

Reclassifications	—	(1,098)	(1,098)

Balance, July 31, 2013	$(2,522)	$(736)	$(3,258)

Derivative instruments had the following effects (before tax) on our Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Income, Comprehensive Income and Changes in Shareholders’ Equity during the three months ended July 31, 2013 and 2012 (in thousands):

Derivatives	Amount of gain (loss) recognized in Other comprehensive loss		Location of gain (loss) reclassified from Other comprehensive loss	Amount of gain (loss) reclassified from Other comprehensive loss
	Three months ended July 31,			Three months ended July 31,
	2013	2012		2013	2012
Designated as hedging instruments: (Effective portion)
Foreign exchange forward contracts – Intercompany sales/purchases	$(675)	$1,678	Cost of sales and service	$77	$88
Foreign exchange forward contract – Net investment	$(49)	$281

We did not recognize gains or losses as a result of hedges deemed ineffective for the three months ended July 31, 2013. We recognized a gain of $202,000 for the three months ended July 31, 2012 as a result of contracts closed early that were deemed ineffective for financial reporting purposes and did not qualify as cash flow hedges. We recognized the following gains and losses in our Condensed Consolidated Statements of Income during the three months ended July 31, 2013 and 2012 (in thousands) on derivative instruments not designated as hedging instruments:

Derivatives	Location of gain (loss) recognized in operations	Amount of gain (loss) Recognized in operations
		Three months ended July 31,
		2013	2012
Not designated as hedging instruments:
Foreign exchange forward contracts	Other (income) expense, net	$(561)	$1,099

The following table presents the changes in the components of Accumulated other comprehensive loss, net of tax, for the three months ended July 31, 2013.

	Foreign Currency Translation	Cash Flow Hedges	Total

Balance, April 30, 2013	$(2,002)	$(257)	$(2,259)

Other comprehensive income (loss) before reclassifications	(520)	(430)	(950)

Reclassifications	—	(49)	(49)

Balance, July 31, 2013	$(2,522)	$(736)	$(3,258)

3.	EQUITY INCENTIVE PLAN

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

A summary of stock option activity for the nine-month period ended July 31, 2013, is as follows:

	Stock Options	Weighted Average Exercise Price

Outstanding at October 31, 2012	155,105	$20.75

Options granted	24,976	23.30
Options exercised	(11,369)	(26.69)
Options cancelled	—	—

Outstanding at July 31, 2013	168,712	$20.73

Summarized information about outstanding stock options as of July 31, 2013, that have already vested and those that are expected to vest, as well as stock options that are currently exercisable, are as follows:

	Options already vested and expected to vest	Options currently exercisable

Number of outstanding options	168,712	106,579

Weighted average remaining contractual life (years)	6.91	4.96
Weighted average exercise price per share	$20.73	$20.31

Intrinsic value of outstanding options	$1,384,000	$946,000

The intrinsic value of an outstanding stock option is calculated as the difference between the stock price as of July 31, 2013 and the exercise price of the option.

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

A reconciliation of the Company’s restricted stock activity and related information is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at October 31, 2012	55,718	$22.84
Shares granted	19,213	24.85
Shares vested	(6,475)	(27.00)
Shares cancelled	—	—
Unvested at July 31, 2013	68,456	$23.01

During the first nine months of fiscal 2013 and 2012, we recorded $741,000 and $646,000, respectively, as stock-based compensation expense attributable to grants of stock options and shares of restricted stock. As of July 31, 2013, there was $1.1 million of total unrecognized stock-based compensation expense that we expect to recognize by the end of the first quarter of fiscal 2016.

4.	EARNINGS PER SHARE

Per share results have been computed based on the average number of common shares outstanding. The computation of basic and diluted net income per share is determined using net income applicable to common shareholders as the numerator and the number of shares outstanding as the denominator as follows (in thousands, except per share amounts):

	Three months ended				Nine months ended
	July 31,				July 31,
	2013		2012		2013		2012

	Basic	Diluted	Basic	Diluted	Basic	Diluted	Basic	Diluted

Net income	$854	$854	$3,957	$3,957	$6,291	$6,291	$11,552	$11,552
Undistributed earnings Allocated to participating shares	(9)	(9)	(34)	(34)	(66)	(66)	(99)	(99)
Net income applicable to common shareholders	$845	$845	$3,923	$3,923	$6,225	$6,225	$11,453	$11,453
Weighted average shares outstanding	6,458	6,458	6,447	6,447	6,452	6,452	6,444	6,444
Stock options	—	49	—	18	—	43	—	26
	6,458	6,507	6,447	6,465	6,452	6,495	6,444	6,470
Income per share	$0.13	$0.13	$0.61	$0.61	$0.96	$0.96	$1.78	$1.77

5.	ACCOUNTS RECEIVABLE

Accounts receivable are net of allowances for doubtful accounts of $562,000 as of July 31, 2013 and $384,000 as of October 31, 2012.

6.	INVENTORIES

Inventories, priced at the lower of cost (first-in, first-out method) or market, are summarized below (in thousands):

	July 31, 2013	October 31, 2012
Purchased parts and sub-assemblies	$22,441	$18,780
Work-in-process	15,621	14,256
Finished goods	58,099	58,284
	$96,161	$91,320

7.	ACQUISITION OF BUSINESS

On July 1, 2013, we acquired the machine tool component business of LCM S.r.l, an Italian designer and manufacturer of highly innovative high-end electro-mechanical components and accessories for machine tools. We are operating this business as LCM Precision Technology S.r.l. (LCM). The purchase price has been preliminarily allocated to the assets acquired and the liabilities assumed based on their fair values. The purchase price for the acquired assets and the assumed liabilities was $5.0 million. The allocation of the opening balance sheet as of July 1, 2013 is as follows (in thousands):

Current assets	$6,659
Property plant and equipment	933
Intangibles	1,437
Goodwill	2,477
Total assets	$11,506

Current liabilities	$4,793
Short term debt	4,643
Non-current liabilities	1,690
Total Liabilities	$11,126

Cash expended, net of cash acquired	380
Indebtedness assumed	4,643
Total purchase price	$5,023

Intangible assets of $1.4 million were recorded as a result of the purchase of the LCM assets. The fair value of the intangible assets was based upon a discounted cash flow method that involves inputs that are not observable in the market (Level 3). Intangible assets are amortized primarily using a straight-line methodology. The intangible assets preliminarily consisted of the following (in thousands):

		Remaining Economic
		Useful Life
Trademark/name	$274	13 years
Technology and manufacturing know how	1,110	13 years
Customer relationships	52	16 years
	$1,437

The excess purchase price over the fair value of the assets acquired and the liabilities assumed was recorded as goodwill and was preliminarily recorded as $2.5 million. Goodwill recognized in the acquisition relates primarily to advancing our machine tool technology and expanding our current product offering. We expect the amount recorded as goodwill to be fully deductible for tax purposes.

The results of operations of LCM have been included in the consolidated financial statements from the date of acquisition. We incurred various costs related to the purchase of certain assets and assumed liabilities of LCM business including professional fees for due diligence, legal and accounting services. These costs totaled approximately $464,000 and $675,000 for the three and nine month period ending July 31, 2013, and have been recorded as operating expenses in the Condensed Consolidated Statements of Operations.

8.	SEGMENT INFORMATION

We operate in a single segment: industrial automation systems. We design and produce interactive computer control systems and software, computerized machine tools and machine tool components for sale through our own distribution network to the worldwide metal-working market. We also provide software options, control upgrades, accessories and replacement parts for our products, as well as customer service and training support. The results related to the acquired business of LCM from the date of purchase, July 1, 2013, are included within the industrial automation systems segment.

9.	GUARANTEES AND WARRANTIES

We follow FASB guidance for accounting for contingencies relating to the guarantor’s accounting for, and disclosures of, the issuance of certain types of guarantees.

From time to time, our subsidiaries guarantee third party payment obligations in connection with the sale of machines to customers that use financing. As of July 31, 2013, we had 20 outstanding third party payment guarantees totaling approximately $1.3 million. The terms of these guarantees are consistent with the underlying customer financing terms. Upon shipment of a machine, the customer has the risk of ownership. The customer does not obtain title, however, until it has paid for the machine. A retention of title clause allows us to recover the machine if the customer defaults on the financing. We accrue for potential liabilities under these guarantees when we believe a loss is probable and can be estimated.

We provide warranties on our products with respect to defects in material and workmanship. The terms of these warranties are generally one year for machines and certain components and shorter periods for service parts. We recognize a reserve with respect to this obligation at the time of product sale, with subsequent warranty claims recorded against the reserve. The amount of the warranty reserve is determined based on historical trend experience and any known warranty issues that could cause future warranty costs to differ from historical experience. A reconciliation of the changes in our warranty reserve is as follows (in thousands):

	Nine months ended
	July 31, 2013	July 31, 2012
Balance, beginning of period	$1,623	$1,725
Provision for warranties during the period	2,743	2,443
Charges to the reserve	(2,705)	(2,570)
Impact of foreign currency translation	(11)	(36)
Balance, end of period	$1,650	$1,562

The warranty accrual increased slightly year-over-year as actual claims for specific warranties accrued were higher than in prior year resulting in an adjustment to the provision for warranties during the year.

10.	DEBT AGREEMENTS

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

The credit agreement permits us to make annual investments in subsidiaries of up to $5.0 million and contains financial covenants that we maintain a minimum working capital requirement of $90.0 million and a minimum tangible net worth requirement of $120.0 million. The credit agreement permits us to pay cash dividends in an amount not to exceed $1.0 million per calendar year so long as we are not in default before and after giving effect to such dividends.  The credit agreement also contains other customary covenants.

We also have an uncommitted credit facility in Taiwan in the amount of 100.0 million New Taiwan Dollars (approximately $3.3 million), a £1.0 million revolving credit facility in the United Kingdom and a €1.5 million revolving credit facility in Germany. The Taiwan and United Kingdom facilities mature on December 7, 2014. The revolving credit facility in Germany does not have an expiration date.

We also have an uncommitted credit facility in China in the amount of 40.0 million Chinese Yuan (approximately $6.5 million) that will expire on February 22, 2014.

All of our credit facilities are unsecured.

At both October 31, 2012 and July 31, 2013, we had $3.2 million of borrowings outstanding under our credit facility in China. At July 31, 2013, we had $2.5 million of unsecured borrowings assumed in Italy related to the acquisition of an Italian machine tool component business that we are operating as LCM Precision Technology (LCM). We had no other debt or borrowings under any of our other credit facilities. At July 31, 2013 we were in compliance with all covenants contained in our credit agreements and, as of that date, we had total unutilized credit facilities of approximately $22.6 million.

11.	INCOME TAXES

Our effective tax rate for the first nine months of fiscal 2013 was 33% in comparison to 30% for the same period in fiscal 2012. The increase in the effective income tax rate was primarily due to changes in the geographic mix of income or loss between tax jurisdictions. We recorded income tax expense during the first nine months of fiscal 2013 of approximately $3.0 million compared to $5.0 million for the same period in fiscal 2012, primarily as a result of the reduction in pre-tax income period-over-period. We have not provided any U.S. income taxes on the undistributed earnings of our wholly-owned foreign subsidiaries based upon our determination that such earnings will be indefinitely reinvested. In the event these earnings are later distributed to the U.S., such distributions would likely result in additional U.S. tax that may be offset, at least in part by associated foreign tax credits.

A reconciliation of the beginning and ending amount of unrecognized tax benefits, including the related gross amount of accrued interest, is as follows (in thousands):

2013
Balance at October 31, 2012	$132
Additions based on tax positions related to the current year	1,109
Additions (reductions) related to prior years tax positions	23
Additions (reductions) related to accrued interest	4

Balance at July 31, 2013	$1,268

We recognize accrued interest and penalties related to unrecognized tax benefits as components of income tax expense.  We have accrued for penalties where expected, however, in general we believe our unrecognized tax positions meet the minimum statutory threshold to avoid payment of penalties.

We file U.S. federal and state income tax returns, as well as tax returns in several foreign jurisdictions.  The statutes of limitations with respect to unrecognized tax benefits will expire between July 2014 and July 2018.

12.	FINANCIAL INSTRUMENTS

The carrying amounts for cash and cash equivalents approximate their fair values due to the short maturity of these instruments and meet the Level 1 criteria of the three-tier fair value hierarchy discussed below. The carrying amount of short-term debt approximates fair value due to the short term nature of the instruments. Accordingly, the fair value is based on an internally developed model using current interest rate data for similar issues as there is no active markets for this type of facility and meets the Level 2 criteria of the three-tier fair value hierarchy discussed below.

Derivative instruments are reported in the accompanying consolidated financial statements at fair value. We have derivative financial instruments in the form of foreign currency forward exchange contracts as described in Note 2. The U.S. Dollar equivalent notional amounts of these contracts were $101.8 million and $107.3 million at July 31, 2013 and October 31, 2012, respectively. The fair value of Derivative assets recorded on our Condensed Consolidated Balance Sheets was $284,000 at July 31, 2013 and $708,000 at October 31, 2012. The fair value of Derivative liabilities recorded on our Condensed Consolidated Balance Sheets was $1.9 million at July 31, 2013 and $569,000 at October 31, 2012.

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

In accordance with this guidance, the following table represents the fair value hierarchy for our financial assets and liabilities measured at fair value as of July 31, 2013 and October 31, 2012 (in thousands):

	Assets		Liabilities
	July 31, 2013	October 31, 2012	July 31, 2013	October 31, 2012

Level 1
Deferred Compensation	$1,017	$861	$-	$-

Level 2
Derivatives	$284	$708	$1,909	$569

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

13.	CONTINGENCIES AND LITIGATION

We are involved in various claims and lawsuits arising in the normal course of business. We do not expect any of these claims, individually or in the aggregate, to have a material adverse effect on our consolidated financial position or results of operations.

14.	EMPLOYEE BENEFITS

We have defined contribution plans that include a majority of our employees, under which our matching contributions are primarily discretionary. The purpose of these plans is generally to provide additional financial security during retirement by providing employees with an incentive to save throughout their employment. Our matching contributions to the plans are based on employee contributions or compensation. Our total contributions to all plans were approximately $583,000 and $339,000, for the nine months ended July 31, 2013 and 2012, respectively.

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE OVERVIEW

Hurco Companies, Inc. is an industrial technology company operating in a single segment. We design and produce computerized machine tools, featuring our proprietary computer control systems and software, for sale through our own distribution network to the worldwide metal cutting market. We also provide high-end machine tool components, software options, control upgrades, accessories and replacement parts for our products, as well as customer service and training support.

The following overview is intended to provide a brief explanation of the principal factors that have contributed to our recent financial performance. This overview is intended to be read in conjunction with the more detailed information included in our financial statements that appear elsewhere in this report.

The market for machine tools is international in scope. We have both significant foreign sales and significant foreign manufacturing operations. The European market is significant to our financial performance because we typically sell a larger percentage of our higher performance, higher priced VMX series machines in that region. Due to the adverse impact of a weakened market in Europe, the percentage of revenues attributable to our customers in Europe declined from 64% in the second quarter of fiscal 2013 to 57% in the third quarter. While revenues in Asia also declined in the third quarter, only 10% of our revenues were attributable to that region and we typically sell more of our lower-priced, entry level machines in that region. Therefore, the results in Europe had the most significant impact on our financial results.

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

During the third quarter of fiscal 2013, we acquired the machine tool component business of LCM S.r.l, an Italian designer and manufacturer of highly innovative high-end electro-mechanical components and accessories for machine tools. We are operating this business as LCM Precision Technology (LCM). This acquisition supports our mission to develop advanced machine tool technologies to support our customers, who need increasingly sophisticated and versatile CNC machine tools to stay competitive and to grow profitability. We have used LCM components as we developed and introduced our SRT line of 5-axis machining centers that employs LCM's direct drive spindle, swivel head, and rotary torque table to achieve superior simultaneous 5-axis machining. Based in Italy, this business has been producing and selling mechanical and electro-mechanical components for machine tools since 1986. The team of technical experts that joined us in the acquisition has a wealth of knowledge in the design of direct drive electro-mechanical and torque technologies as well as quality control processes that ensure the reliability of their products while consistently meeting design specifications.

Our sales to foreign customers are denominated, and payments by those customers are made, in the prevailing currencies—primarily the Euro, Pound Sterling and Chinese Yuan—in the countries in which those customers are located. Our product costs are incurred and paid primarily in the New Taiwan Dollar and the U.S. Dollar. Changes in currency exchange rates may have a material effect on our operating results and consolidated balance sheets as reported under U.S. Generally Accepted Accounting Principles. For example, when the U.S. Dollar weakens in value relative to a foreign currency, sales made, and expenses incurred, in that currency when translated to U.S. Dollars for reporting in our financial statements, are higher than would be the case when the U.S. Dollar is stronger. In the comparison of our period-to-period results, we discuss the effect of currency translation on those results including the increases or decreases in those results as reported in our financial statements (which reflects translation to U.S. Dollars at exchange rates prevailing during the period covered by those financial statements) and also the effect that changes in exchange rates had on those results.

Our high levels of foreign manufacturing and sales also subject us to cash flow risks due to fluctuating currency exchange rates. We seek to mitigate those risks through the use of various derivative instruments – principally foreign currency forward exchange contracts.

During the third quarter of fiscal 2013, we experienced a significant decrease in sales compared to the second quarter of fiscal 2013, primarily as a result of the weakened market conditions in Europe. Our gross margins decreased primarily due to the impact of lower sales and increased pricing pressure in Europe, as well as the unfavorable effect of leveraging fixed costs over lower sales.

RESULTS OF OPERATIONS

Three Months Ended July 31, 2013 Compared to Three Months Ended July 31, 2012

Sales and Service Fees. Sales and service fees for the third quarter of fiscal 2013 totaled $45.2 million, a decrease of $4.8 million, or 10%, compared to the corresponding quarter of fiscal 2012. The year-over-year decrease was partially offset by approximately $0.7 million, due to the favorable impact of a higher Euro in 2013 when translating foreign sales to U.S. Dollars for financial reporting purposes.

The following two tables set forth net sales (in thousands) by geographic region and product category, respectively, for the third quarter of fiscal 2013 and 2012:

Sales and Service Fees by Geographic Region

	Three months ended July 31,				Change
	2013		2012		Amount	%
North America	$14,730	33%	$15,513	31%	$(783)	(5)%
Europe	25,973	57%	29,049	58%	(3,076)	(11)%
Asia Pacific	4,455	10%	5,397	11%	(942)	(17)%
Total	$45,158	100%	$49,959	100%	$(4,801)	(10)%

Sales decreased during the third quarter of fiscal 2013 by 10%, as compared to the third quarter of fiscal 2012, due primarily to the continuing adverse impact of weakened market conditions in Europe. Sales in Europe during the third quarter of 2013 declined by 11% from the corresponding quarter in fiscal 2012 and by 19% compared the second quarter of fiscal 2013.

European sales for the third quarter of fiscal 2013 included $0.5 million attributable to one month’s sales of our new line of high-end electro-mechanical components and accessories designed and manufactured by LCM. We acquired this business in July 2013.

Sales and Service Fees by Product Category

	Three months ended July 31,				Change
	2013		2012		Amount	%
Computerized Machine Tools	$38,577	85%	$43,871	88%	$(5,294)	(12)%
Service Fees, Parts and Other	6,581	15%	6,088	12%	493	8%
Total	$45,158	100%	$49,959	100%	$(4,801)	(10)%

Orders. Orders for the third quarter of fiscal 2013 of $46.1 million included $3.8 million of LCM orders existing at the date of the acquisition, along with new orders for LCM products subsequent to the acquisition in July.

Excluding the impact of LCM products, orders decreased by $4.0 million, or 9%, during the third quarter of 2013 when compared to the corresponding quarter of fiscal 2012, due to the effects of weakened market conditions in Europe and Asia. The impact of currency translation on orders was consistent with the impact on sales.

Gross Profit. Gross profit for the third quarter of fiscal 2013 was $11.7 million, or 26% of sales, compared to $16.1 million, or 32% of sales, for the prior year period. This decrease was primarily due to lower sales and increased pricing pressure in Europe, as well as the adverse effect of leveraging fixed costs over lower sales.

Operating Expenses. Selling, general and administrative expenses in the third quarter of fiscal 2013 were $10.0 million, a decrease of $0.3 million from the prior year period primarily due to a reduction in incentive compensation. The third quarter expenses included approximately $0.6 million of expenses related to our new LCM activities, of which $0.5 million were one-time costs related to the acquisition.

Operating Income. Operating income for the third quarter of fiscal 2013 was $1.7 million compared to $5.8 million for the prior year period. The decrease in operating income period-over-period was primarily due to the market factors described above.

Other (Income) Expense, Net. Other expense in the third quarter of fiscal 2013 was $0.5 million, an increase of approximately $0.3 million from the fiscal 2012 period. Other expense consists primarily of net realized and unrealized losses from foreign currency fluctuations on payables and receivables, net of foreign currency forward exchange contracts.

Income Taxes. Our effective tax rate for the third quarter of fiscal 2013 was 24% in comparison to 29% for the same period in fiscal 2012. The decrease in the effective income tax rate was primarily due to changes in the geographic mix of income or loss between tax jurisdictions. We recorded income tax expense during the third quarter of fiscal 2013 of $0.3 million compared to an income tax expense of $1.6 million for the same period in fiscal 2012.

Nine Months Ended July 31, 2013 Compared to Nine Months Ended July 31, 2012

Sales and Service Fees. Sales and service fees for the first nine months ended July 31, 2013 totaled $138.9 million, a decrease of $8.2 million, or 6%, from the corresponding period in 2012, reflecting lower sales in Europe and the Asia Pacific region, most significantly in the third quarter. The impact of currency translation on the year-over-year nine-month comparison was not material.

The following tables set forth net sales (in thousands) by geographic region and product category for the first nine months of fiscal 2013 and 2012, respectively:

Net Sales and Service Fees by Geographic Region

	Nine months ended July 31,				Change
	2013		2012		Amount	%
North America	$44,062	32%	$42,835	29%	$1,227	3%
Europe	82,539	59%	85,614	58%	(3,075)	(4)%
Asia Pacific	12,261	9%	18,601	13%	(6,340)	(34)%
Total	$138,862	100%	$147,050	100%	$(8,188)	(6)%

The reduction in year-to-date sales was primarily driven by lower sales in the European and Asia Pacific regions, due to the weakened market conditions in those regions.

Net Sales and Service Fees by Product Category

	Nine months ended July 31,				Change
	2013		2012		Amount	%
Computerized Machine Tools	$119,934	86%	$129,267	88%	$(9,333)	(7)%
Service Fees, Parts and Other	18,928	14%	17,783	12%	1,145	6%
Total	$138,862	100%	$147,050	100%	$(8,188)	(6)%

Orders. Orders for the first nine months of fiscal 2013 of $146.0 million included $3.8 million representing orders for LCM products that existed at the date of the acquisition in addition to new orders for LCM products subsequent to the acquisition in July.

Excluding the impact of LCM products, orders during the first nine month of fiscal 2013 decreased by $4.1 million, or 3%, when compared to the same period in fiscal 2012 due to the adverse effects of weakened market conditions in Europe and Asia. The impact of currency translation on orders was not material.

Gross Profit. Gross profit for the first nine months of fiscal 2013 was $39.9 million, or 29% of sales, compared to $46.0 million, or 31% of sales, for the same period in 2012. This decrease was primarily due to lower sales and increased pricing pressure in Europe, as well as the unfavorable effect of leveraging fixed costs over lower sales.

Operating Expenses. Selling, general and administrative expenses were $29.6 million for the first nine months of fiscal 2013 compared to $29.3 million for the first nine months of fiscal 2012. The year-over-year increase of $0.3 million in expenses included approximately $0.7 million of one-time costs related to the LCM acquisition.

Operating Income (Loss). Operating income for the first nine months of fiscal 2013 was $10.3 million compared to operating income of $16.7 million for the same prior year period. The reduction in operating income year-over-year was primarily due to the market factors in Europe described above.

Other (Income) Expense, Net. Other expense increased by $0.8 million for the first nine months of fiscal 2013 from the corresponding period in fiscal 2012 primarily due to net realized and unrealized losses from foreign currency fluctuations on payables and receivables, net of foreign currency forward exchange contracts.

Income Taxes. Our effective tax rate for the first nine months of fiscal 2013 was 33% in comparison to 30% for the same period in fiscal 2012. The increase in the effective income tax rate was primarily due to changes in the geographic mix of income or loss between tax jurisdictions. We recorded income tax expense during the first nine months of fiscal 2013 of $3.0 million compared to $5.0 million for the same period in fiscal 2012, primarily as a result of the decrease in pre-tax income period-over-period.

LIQUIDITY AND CAPITAL RESOURCES

At July 31, 2013, we had cash and cash equivalents of $44.6 million, compared to $35.8 million at October 31, 2012. Approximately 44% of the $44.6 million of cash and cash equivalents is denominated in U.S. Dollars. The balance is attributable to our foreign operations and is held in the local currencies of our various foreign entities, subject to fluctuations in currency exchange rates. We do not believe that the indefinite reinvestment of these funds offshore impairs our ability to meet our domestic working capital needs.

Working capital, excluding cash and cash equivalents, was $81.3 million at July 31, 2013, compared to $88.2 million at October 31, 2012. The decrease in working capital, excluding cash and cash equivalents, was primarily due to a decrease in accounts receivable.

Capital expenditures of $1.9 million during the first nine months of fiscal 2013 were primarily for the purchase of equipment for our production facility in Taiwan, capital improvements in existing facilities, and software development costs. We funded these expenditures with cash on hand.

At July 31, 2013, we had $3.2 million of borrowings outstanding under our China credit facility and $2.5 million of secured borrowings assumed in Italy related to the LCM acquisition. We had no other debt or borrowings under any of our other credit facilities. At July 31, 2013, we had an aggregate of $22.6 million available for borrowing under our credit facilities and were in compliance with all covenants.

We believe our cash position and borrowing capacity under our credit facilities provide adequate liquidity to fund our operations and allow us to remain committed to our strategic plan of product innovation and targeted penetration of developing markets.

We continue to receive and review information on businesses and assets for potential acquisition, including intellectual property assets, which are available for purchase.

CRITICAL ACCOUNTING POLICIES

Our accounting policies, which are described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2012, require management to make significant estimates and assumptions using information available at the time the estimates are made. These estimates and assumptions significantly affect various reported amounts of assets, liabilities, revenues, and expenses. If our future experience differs materially from these estimates and assumptions, our results of operations and financial condition would be affected. There were no material changes to our critical accounting policies during the first nine months of fiscal 2013.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

In connection to the acquisition of LCM, we entered into a five-year operating lease agreement for the manufacturing facility in Italy with payments totaling approximately $0.6 million over the next five years. In addition, we assumed operating leases for vehicles and machinery with payments totaling approximately $0.2 million over the next four years. At July 31, 2013, we had $2.5 million of short-term unsecured borrowings that were assumed as part of the liabilities of the LCM business. Except for the leases and short-term borrowings acquired in connection with LCM, there have been no other material changes to contractual obligations and commitments from the information provided in our Annual Report on Form 10-K for the fiscal year ended October 31, 2012.

OFF BALANCE SHEET ARRANGEMENTS

From time to time, our subsidiaries guarantee third party payment obligations in connection with the sale of machines to customers that use financing. We follow Financial Accounting Standards Board, or FASB, guidance for accounting for contingencies with respect to these guarantees. As of July 31, 2013, we had 20 outstanding third party payment guarantees totaling approximately $1.3 million. The terms of these guarantees are consistent with the underlying customer financing terms. Upon shipment of a machine, the customer has the risk of ownership. The customer does not obtain title, however, until it has paid for the machine. A retention of title clause allows us to recover the machine if the customer defaults on the financing. We accrue for potential liabilities under these guarantees when we believe a loss is probable and can be estimated.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

Certain statements made in this report constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from those expressed or implied by the statements. These risks, uncertainties and other factors include:

•	The cyclical nature of the machine tool industry;

•	Uncertain economic conditions, which may adversely affect overall demand, particularly in Europe;

•	The risks of our international operations;

•	The limited number of our manufacturing sources;

•	The effects of changes in currency exchange rates;

•	Our dependence on new product development;

•	Possible obsolescence of our technology and the need to make technological advances;

•	Competition with larger companies that have greater financial resources;

•	Increases in the prices of raw materials, especially steel and iron products;

•	Acquisitions that could disrupt our operations and affect operating results;

•	Impairment of our assets;

•	Negative or unforeseen tax consequences;

•	The need to protect our intellectual property assets;

•	Our ability to integrate acquisitions;

•	Uncertainty concerning our ability to use tax loss carryforwards;

•	The effect of the loss of members of senior management and key personnel; and

•	Governmental actions and initiatives, including import and export restrictions and tariffs.

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

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Interest on borrowings on our credit facilities are variable and tied to prevailing domestic and foreign interest rates. At July 31, 2013, we had $3.2 million of borrowings outstanding under our China credit facility, and $2.5 million of secured borrowings assumed in Italy related to the LCM acquisition. We had no other debt or borrowings under any of our other credit facilities.

Foreign Currency Exchange Risk

In fiscal 2013, we derived approximately 59% of our revenues from European markets. All of our computerized machine tools and computer control systems, as well as certain proprietary service parts, are sourced by our U.S.-based engineering and manufacturing division and re-invoiced to our European sales and service subsidiaries, primarily in their functional currencies.

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

Forward contracts for the sale or purchase of foreign currencies as of July 31, 2013, which are designated as cash flow hedges under FASB guidance related to accounting for derivative instruments and hedging activities were as follows:

	Notional Amount	Weighted Avg.		Contract Amount at Forward Rates in U.S. Dollars
Forward Contracts	in Foreign Currency	Forward Rate		Contract Date	July 31, 2013	Maturity Dates
Sale Contracts:
Euro	18,800,000	1.3102		24,631,655	25,088,787	August 2013 – July 2014
Pound Sterling	4,840,000	1.5610		7,555,289	7,375,377	August 2013 – July 2014
Purchase Contracts:
New Taiwan Dollar	605,000,000	29.266	*	20,672,728	20,213,419	August 2013 – July 2014

*NT Dollars per U.S. Dollar

Forward contracts for the sale or purchase of foreign currencies as of July 31, 2013, which were entered into to protect against the effects of foreign currency fluctuations on receivables and payables and are not designated as hedges under this guidance denominated in foreign currencies, were as follows:

				Contract Amount at Forward Rates in U.S. Dollars
Forward Contracts	Notional Amount in Foreign Currency	Weighted Avg. Forward Rate		Contract Date	July 31, 2013	Maturity Dates
Sale Contracts:
Euro	23,547,023	1.3038		30,700,314	31,413,652	August 2013 – October 2013
Pound Sterling	747,998	1.5262		1,141,616	1,140,532	August 2013
Canadian Dollar	694,970	0.9721		675,592	676,467	October 2013
South African Rand	7,759,740	0.1007		781,026	777,409	October 2013
Purchase Contracts:
New Taiwan Dollar	352,681,427	29.831	*	11,822,634	11,759,569	August 2013 – September 2013

* NT Dollars per U.S. Dollar

We are also exposed to foreign currency exchange risk related to our investment in net assets in foreign countries. To manage this risk, we have maintained a forward contract with a notional amount of €3.0 million. We designated this forward contract as a hedge of our net investment in Euro denominated assets. We selected the forward method under FASB guidance related to the accounting for derivatives instruments and hedging activities. The forward method requires all changes in the fair value of the contract to be reported as a cumulative translation adjustment in Accumulated other comprehensive loss, net of tax, in the same manner as the underlying hedged net assets. This forward contract matures in November 2013. At July 31, 2013, had $360,000 of realized gains and $90,000 of unrealized losses, net of tax, recorded as cumulative translation adjustments in Accumulated other comprehensive loss related to the hedging of our net investment in Euro denominated assets. Forward contracts for the sale or purchase of foreign currencies as of July 31, 2013, which are designated as net investment hedges under this guidance were as follows:

	Notional Amount	Weighted Avg.	Contract Amount at Forward Rates in U.S. Dollars
Forward Contracts	in Foreign Currency	Forward Rate	Contract Date	July 31, 2013	Maturity Date
Sale Contracts:
Euro	3,000,000	1.2874	3,862,200	4,002,750	November 2013

Item 4. CONTROLS AND PROCEDURES

We carried out an evaluation under the supervision and with participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2013, pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of the evaluation date.

There were no changes in our internal controls over financial reporting during the nine months ended July 31, 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

On July 1, 2013, we completed the purchase of certain assets of LCM S.r.l, which include certain previously existing information systems and internal controls over financial reporting. In conducting our evaluation of effectiveness of our internal control over financial reporting, we have elected to exclude LCM from our fiscal 2013 evaluation, as permitted under existing SEC rules. We are currently in the process of evaluating and integrating LCM’s historical internal controls over financial reporting with ours.

PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

We are involved in various claims and lawsuits arising in the normal course of our business. We do not expect any of these claims will have a material adverse effect on our consolidated financial position or results of operations.

Item 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed in Part I, Item 1A – Risk Factors in our Annual Report on Form 10-K for the year ended October 31, 2012, except for the following.

The risk factor entitled “We may make acquisitions that could disrupt our operations and harm our operating results” in our Annual Report on Form 10-K for the year ended October 31, 2012 is revised as follows:

Acquisitions could disrupt our operations and harm our operating results.

We recently acquired a high-end machine tool component business in Italy and we may seek additional opportunities to expand our product offerings or the markets we serve by acquiring other companies, product lines, technologies and personnel. Acquisitions involve numerous risks, including the following:

•	difficulties integrating the operations, technologies, products, and personnel of the acquired companies
•	diversion of management’s attention from normal daily operations of the business
•	potential difficulties completing projects associated with in-process research and development
•	difficulties entering markets in which we have no or limited prior experience, especially when competitors in such markets have stronger market positions
•	initial dependence on unfamiliar supply chains or relatively small supply partners
•	insufficient revenues to offset increased expenses associated with acquisitions and
•	the potential loss of key employees of the acquired companies

Acquisitions may also cause us to:

•	issue common stock that would dilute our current shareholders’ percentage ownership
•	assume liabilities
•	record goodwill and non-amortizable intangible assets that will be subject to impairment testing on a regular basis and potential periodic impairment charges
•	incur amortization expenses related to certain intangible assets
•	incur large and immediate write-offs, and restructuring and other related expenses and
•	become subject to litigation

Item 5. OTHER INFORMATION

During the period covered by this report, the Audit Committee of our Board of Directors engaged our independent registered public accounting firm to perform non-audit, tax planning services. This disclosure is made pursuant to Section 10A9(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002.

Item 6.	EXHIBITS

31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as amended.

31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as amended.

32.1	Certification by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

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

September 6, 2013

