Form 10-K
period 2013-10-31
HURCO COMPANIES INC
filed 2014-01-10
CIK 315374

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended October 31, 2013 or
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to _________.

Commission File No. 0-9143

HURCO COMPANIES, INC.

(Exact name of registrant as specified in its charter)

Indiana	35-1150732
(State or other jurisdiction of	(I.R.S. Employer Identification Number)
incorporation or organization)
One Technology Way
Indianapolis, Indiana	46268
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code       (317) 293-5309

Securities registered pursuant to Section 12(b) of the Act:       None

Securities registered pursuant to Section 12(g) of the Act:	Common Stock, No Par Value
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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

The aggregate market value of the registrant’s voting stock held by non-affiliates as of April 30, 2013 (the last day of our most recently completed second quarter) was $173,152,000.

The number of shares of the registrant’s common stock outstanding as of December 31, 2013 was 6,482,344.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the registrant’s Proxy Statement for its 2014 Annual Meeting of Shareholders (Part III).

Forward-looking Statements

This report contains certain statements that are forward-looking statements within the meaning of federal securities laws. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. When used in this report, the words “may”, “will”, “should”, “would” ,“could”, “anticipate”, “expect”, “plan”, “seek”, “believe”, “predict”, “estimate”, “potential”, “project”, “target”, “forecast”, “intend”, “strategy”, “future”, “opportunity”, “assume”, “guide”, and similar expressions are intended to identify forward-looking statements. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties include, but are not limited to, the risks and other important factors under the heading “Risk Factors” in Part I, Item 1A of this report. You should understand that it is not possible to predict or identify all factors that could cause actual results to differ materially from forward-looking statements. Consequently, you should not consider any list or discussion of such factors to be a complete set of all potential risks or uncertainties. Readers of this report are cautioned not to place undue reliance on these forward-looking statements. While we believe the assumptions on which the forward-looking statements are based are reasonable, there can be no assurance that these forward-looking statements will prove to be accurate. This cautionary statement is applicable to all forward-looking statements contained in this report. We expressly disclaim any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our Form 10-Q, 8-K and 10-K reports and our other filings with the Securities and Exchange Commission (SEC).

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

Our executive offices and principal design and engineering operations are headquartered in Indianapolis, Indiana, USA.  Sales, application engineering and service subsidiaries are located in China, France, Germany, India, Italy, Poland, Singapore, South Africa, the United Kingdom, and the United States. We have manufacturing operations in Taiwan and China, and distribution facilities in the USA, the Netherlands, and Taiwan. During the third quarter of fiscal 2013, we acquired the machine tools components business of an Italian designer and manufacturer of electro-mechanical components and accessories for machine tools. We are operating this business through our wholly-owned subsidiary, LCM Precision Technology S.r.l. (LCM). This acquisition supports our mission to develop advanced machine tool technologies to support our customers, who need increasingly sophisticated and versatile CNC machine tools to stay competitive and to grow profitability.

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

Although industry association data for the U.S. machine tool market is available, that market only accounts for approximately 9% of worldwide consumption.  Reports available for the U.S. machine tool market include:

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

Demand for capital equipment can fluctuate significantly during periods of changing economic conditions.  Manufacturers and suppliers of capital goods, such as our company, are often the first to experience these changes in demand. Additionally, since our typical order backlog is approximately 45 days, it is difficult to estimate demand with any reasonable certainty. Therefore, we do not have the benefit of relying on the common leading indicators other industries use for market analysis and forecasting purposes.

Products

Our core products consist of general purpose computerized machine tools for the metal cutting industry. These are, principally, vertical machining centers (mills) and turning centers (lathes), with which our proprietary software and computer control systems are fully integrated. We also produce computer control systems and related software for press brake applications that are sold as retrofit units for installation on existing or new press brake machines. Through LCM, we now produce CNC rotary and tilting tables, swivel heads and electrospindles. Additionally, we produce and distribute software options, control upgrades, hardware accessories, and replacement parts for our machine tool product lines, and we provide operator training and support services to our customers.

The following table sets forth the contribution of each of our product groups and services to our total revenues during each of the past three fiscal years:

Net Sales and Service Fees by Product Category
(Dollars in thousands)	Year ended October 31,
	2013		2012		2011

Computerized Machine Tools**	$166,896	87%	$179,337	88%	$156,736	87%
Computer Control Systems and Software *	3,066	2%	2,947	1%	3,322	2%
Service Parts	16,474	8%	15,299	8%	14,836	8%
Service Fees	6,368	3%	5,534	3%	5,506	3%
Total	$192,804	100%	$203,117	100%	$180,400	100%
*	Amounts shown do not include computer control systems sold as integrated components of computerized machine tools.
**	Amounts shown include sales of LCM electro-mechanical components to third parties since the date of acquisition on July 1, 2013.

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

Companies using computer controlled machine tools are better able to:

•	maximize the efficiency of their human resources;
•	make more advanced and complex parts from a wide range of materials using multiple processes;
•	incorporate fast moving changes in technology into their operations to keep their competitive edge; and
•	integrate into the global supply chain of their customers by supporting small to medium lot sizes for “just in time” initiatives.

Our Windows®* based control facilitates our ability to meet these customer needs. The familiar Windows®* operating system coupled with our intuitive conversational style of program creation allows our customers’ operators to create and edit part-making programs without incurring the incremental overhead of specialized computer aided design and computer aided manufacturing programmers. With the ability to transfer most computer aided design data directly into a Hurco program, programming time can be significantly reduced.

Machine tool products today are being designed to meet the demand for machining complex parts with greater part accuracies.  Our proprietary controls with WinMax® software and high speed processors efficiently handle the large amounts of data these complex part-making programs require, which enables our customers to create parts with higher accuracy at faster speeds. We continue to add technology to our control design as it becomes available. For example, UltiMotion, our patented motion control system, provides significant cycle time reductions and increases the quality of a part’s surface finish. This technology differentiates us in the marketplace and is now incorporated into our control.

*Windows® is a registered trademark of Microsoft Corporation in the United States and other countries.

Our offering of machining centers, currently equipped with either a twin touch-screen console or a single touch-screen console, consists of the following eight product lines:

VM Product Line

The VM product line consists of moderately priced vertical machining centers for the entry-level market. Their design premise of a machining center with a large work cube and a small footprint optimizes the use of available floor space. The VM line consists of five models in four sizes with X-axis (horizontal) travels of 18, 26, 40, and 50 inches.

VMX Product Line

The VMX product line consists of higher performing vertical machining centers aimed at manufacturers that require greater part accuracy. It is our flagship series of machining centers. The addition of the VMX6030i this year brings the total number of VMX models to twenty in seven sizes with X-axis travels of 24, 30, 42, 50, 60, 64, and 84 inches.

Five-Axis Product Line

The five-axis product line is targeted at manufacturers seeking to produce complex multi-sided parts in a single setup. Machines in this product line can yield significant productivity gains for manufacturers that previously had to process each side of a part separately.   With the addition of the VMX60SRTi this year, we have 10 models in five sizes to offer customers.

HS High Speed Machining Product Line

Due to the integral, motorized spindle with a base speed of 18,000 rpm, the HS product line is desirable to the die and mold industry with particular interest in improving surface finish quality and reducing cycle time. Additionally, this product line offers us the opportunity to expand our customer base to manufacturers who produce larger batches. The HS product line consists of two models with X-axis travels of 24 and 42 inches.

HMX Horizontal Product Line

The HMX product line is beneficial to manufacturers entering production manufacturing versus small batch manufacturing. The HMX machines have expanded tool capacity, a comprehensive chip management system, a built-in pallet changer, and a box-in-box design supported at both the top and bottom to increase rigidity for long production runs and heavy cuts. The HMX product line consists of four models in three sizes with X-axis travels of 24, 32, and 41 inches.

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

DCX Product Line

The double column DCX Series includes three models in two sizes. These 2-meter and 3-meter machining centers are designed to facilitate production of large parts and molds often required by the aerospace, energy and custom machinery industries.

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

Software Products

In addition to our standard computer control features, we offer software option products for two-dimensional programming.  These products are sold to users of our computerized machine tools equipped with our twin touch-screen or single touch-screen consoles featuring WinMax® control software.  The options include: Swept Surface, SelectSurface Finish Quality (SFQ), DXF Transfer, UltiMonitor, UltiPocket, Conversational Part and Tool Probing, Advanced Verification Graphics, the Tool and Material Library, NC/Conversational Merge, and Simultaneous Five-Axis Contouring.

Our Swept Surface software option simplifies programming of 3D contours and significantly reduces programming time.

SelectSurface Finish Quality (SFQ) lets the customer control surface finish quality and run time in one easy step.

The DXF Transfer software option increases operator productivity because it eliminates manual data entry of part features by transferring AutoCAD® drawing files directly into our computer control or into our desktop programming software, WinMax® Desktop.

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

AutoCAD® is a registered trademark of Autodesk, Inc., and/or its subsidiaries and/or affiliates in the USA and/or other countries.

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

LCM Machine Tool Components and Accessories

During the third quarter of fiscal 2013, we acquired the business of an Italian designer and manufacturer of electro-mechanical components and accessories for machine tools. We are operating this business through our subsidiary in Italy, LCM. We use LCM products in our machine tools and also sell them to third parties.

CNC Rotary Tables

LCM has five lines of CNC rotary tables for both horizontal and vertical-horizontal positioning. Customers can choose rotary tables with either hydraulic or pneumatic clamping systems. Additionally, LCM offers CNC rotary tables powered by either a torque motor or a high-precision mechanical transmission.

CNC Tilt Tables

LCM has seven lines of CNC tilting rotary tables. Four of the product lines are specifically for 5-axis machining centers. Each of the seven lines is differentiated by the technology used for clamping (hydraulic or pneumatic) and by the type of transmission (either mechanical transmission or torque motor).

Swivel Heads and Electrospindles

LCM has two primary lines of swivel heads that enable the spindle axis to be tilted with continuous motion and one line of electro-spindles (built-in motors for swivel heads). Two lines of swivel heads are differentiated by the type of transmission (either mechanical transmission or torque motor).

Parts and Service

Our service organization provides installation, warranty, operator training and customer support for our products on a worldwide basis.  In the United States, our principal distributors have the primary responsibility for machine installation and warranty service and support for product sales.  Our service organization also sells software options, computer control upgrades, accessories and replacement parts for our products.  Our after-sales parts and service business strengthens our customer relationships and provides continuous information concerning the evolving requirements of end-users.

Manufacturing

Our computerized metal cutting machine tools are manufactured to our specifications primarily by our wholly-owned subsidiary in Taiwan, Hurco Manufacturing Limited (HML).  HML conducts final assembly operations and is supported by a network of contract suppliers of components and sub-assemblies who manufacture components for our products. Our manufacturing facility in Ningbo, China, focuses on the machining of castings to support HML’s production in Taiwan as well as producing VM machines specifically for the Chinese market.

The LCM line of electro-mechanical components and accessories for machine tools are designed and manufactured in Italy. We use LCM products primarily in our 5-axis machine tools and also sell them separately to third parties.

We have a contract manufacturing agreement for computer control systems with Hurco Automation, Ltd. (HAL), a Taiwanese company in which we have a 35% ownership interest.  This company produces all of our computer control systems to our specifications, sources industry standard computer components and our proprietary parts, performs final assembly and conducts test operations.

We work closely with our subsidiaries, key component suppliers and HAL to ensure that their production capacity will be sufficient to meet the projected demand for our machine tool products.  Many of the key components used in our machines can be sourced from multiple suppliers. However, any prolonged interruption of operations or significant reduction in the capacity or performance capability at any of our manufacturing facilities, or at any of our key component suppliers, could have a material adverse effect on our operations.

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

Approximately 91% of the worldwide demand for computerized machine tools and computer control systems is outside the United States.  In fiscal 2013, approximately 68% of our revenues were from overseas customers.  No single end-user or distributor of our products accounted for more than 5% of our total sales and service fees.

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

Through our subsidiary LCM, we compete with manufacturers of machine tool components and accessories such as IBAG, Kessler, Peron Speed, GSA Technology Co., LTD and Duplomatic Automation.

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

Research and Development

In the fiscal years set forth below, non-capitalized research and development expenditures for new products, significant product improvements and expenditures related to software development projects that were capitalized were as follows (in thousands):

Fiscal Year	Non-capitalized research and development	Capitalized software development
2013	$3,000	$1,000
2012	2,600	1,000
2011	2,500	1,100

Employees

We had approximately 625 full-time employees at the end of fiscal 2013, none of whom are covered by a collective-bargaining agreement or represented by a union. We have experienced no employee-generated work stoppages or disruptions and we consider our employee relations to be satisfactory.

Geographic Areas

Financial information about geographic areas in which we sell our products is set forth in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 15 of Notes to Consolidated Financial Statements. Some of the risks of doing business on a global basis are described in Item 1A. Risk Factors below.

Backlog

For information on orders and backlog, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Availability of Reports and Other Information

Our website can be found at www.hurco.com. We use this website as a means of disclosing pertinent information about us, free of charge, including:

•	our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (Exchange Act), as soon as reasonably practicable after we electronically file that material with or furnish it to the SEC;
•	press releases on quarterly earnings, product announcements, legal developments and other material news that we may post from time to time;
•	corporate governance information including our Corporate Governance Principles, Code of Business Conduct and Ethics, information concerning our Board of Directors and its committees, including the charters of the Audit Committee, Compensation Committee, Nominating and Corporate Governance Committee and other governance-related policies; and
•	opportunities to sign up for email alerts and RSS feeds to have information provided in real time.

The information available on our website is not incorporated by reference in, or a part of, this or any other report we file with, or furnish to, the SEC.

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

We typically sell the majority of our larger high-performance VMX machines in Europe, which makes us particularly sensitive to economic and market conditions in that region. Therefore, economic uncertainty and business downturns in the European market adversely affect our results of operations and financial condition.

Our international operations pose additional risks that may adversely impact sales and earnings.

During fiscal 2013, approximately 68% of our revenues were derived from sales to customers located outside the United States. In addition, our manufacturing facilities are located outside of the United States. Our international operations are subject to a number of risks, including:

•	trade barriers;
•	regional economic uncertainty;
•	differing labor regulation;
•	governmental expropriation;
•	domestic and foreign customs and tariffs;
•	current and changing regulatory environments affecting the importation and exportation of products and raw materials;
•	difficulty in obtaining distribution support;
•	difficulty in staffing and managing widespread operations;
•	differences in the availability and terms of financing;
•	political instability and unrest; and
•	changes in tax regulations and rates in foreign countries.

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

Additionally, we must comply with complex foreign and U.S. laws and regulations, such as the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act, and other foreign laws prohibiting corrupt payments to governmental officials, and anti-competition regulations. Violations of these laws and regulations could result in fines and penalties, criminal sanctions, restrictions on our business conduct and on our ability to offer our products in one or more countries, and could also materially affect our brand, our ability to attract and retain employees, our international operations, our business and our operating results. Although we have implemented policies and procedures designed to ensure compliance with these laws and regulations, there can be no assurance that our employees, contractors, or agents in foreign countries will not violate our policies.

We depend on limited sources for our products.

Our wholly-owned subsidiaries, Hurco Manufacturing Ltd., Ningbo Hurco Manufacturing Limited and LCM Precision Technology S.r.l., produce our machine tools and electro-mechanical components and accessories in Taiwan, China and Italy, respectively. An unplanned interruption in manufacturing would have a material adverse effect on our results of operations and financial condition. Such an interruption could result from a change in the political environment or a natural disaster, such as an earthquake, typhoon, or tsunami. Any interruption in service by one of our key component suppliers, if prolonged, also could have a material adverse effect on our results of operations and financial condition.

Fluctuations in the exchange rates between the U.S. Dollar and any of several foreign currencies can increase our costs and decrease our revenues.

Our foreign sales, which generate approximately 68% of our revenues, are invoiced and received in several foreign currencies, primarily the Euro, Pound Sterling and Chinese Yuan. Therefore, our results of operations and financial condition are affected by fluctuations in exchange rates between these currencies and the U.S. Dollar, both for purposes of actual conversion and for financial reporting purposes. In addition, we are exposed to exchange risk associated with our purchases of materials and components for our Taiwan manufacturing operations, which are primarily made in the New Taiwan Dollar. We hedge our foreign currency exposure with the purchase of forward exchange contracts. These hedge contracts only mitigate the impact of changes in foreign currency rates that occur during the term of the related contract period and carry risks of counter-party failure. There can be no assurance that our hedges will have their intended effects.

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

New regulations related to “conflict minerals” may cause us to incur additional expenses and could limit the supply and increase the cost of certain metals used in manufacturing our products.

On August 22, 2012, the SEC adopted a new rule requiring disclosures by public companies of specified minerals, known as conflict minerals, that are necessary to the functionality or production of products manufactured or contracted to be manufactured. The new rule, which went into effect for calendar year 2013 and requires a disclosure report to be filed with the SEC by May 31, 2014, requires companies to perform due diligence, disclose and report whether or not such minerals originate from the Democratic Republic of Congo or an adjoining country. The new rule could affect sourcing at competitive prices and availability in sufficient quantities of certain minerals used in the manufacture of components that are incorporated into our products, including tin, tantalum, gold and tungsten. The number of suppliers who provide conflict-free minerals may be limited. In addition, there may be material costs associated with complying with the disclosure requirements, such as costs related to the due diligence process of determining the source of certain minerals used in our products, as well as costs of possible changes to products, processes, or sources of supply as a consequence of such verification activities. We may not be able to sufficiently verify the origins of the relevant minerals used in components manufactured by third parties through the due diligence procedures that we implement, which may harm our reputation. We may also encounter challenges to satisfy those customers who require that all of the components of our products be certified as conflict-free, which could place us at a competitive disadvantage if we are unable to do so.

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

We recently acquired a machine tool component business in Italy (namely, LCM) and we may seek additional opportunities to expand our product offerings or the markets we serve by acquiring other companies, product lines, technologies and personnel. Acquisitions involve numerous risks, including the following:

•	difficulties integrating the operations, technologies, products, and personnel of an acquired company;
•	diversion of management’s attention from normal daily operations of the business;
•	potential difficulties completing projects associated with in-process research and development;
•	difficulties entering markets in which we have no or limited prior experience, especially when competitors in such markets have stronger market positions;
•	initial dependence on unfamiliar supply chains or relatively small supply partners;
•	insufficient revenues to offset increased expenses associated with acquisitions; and
•	the potential loss of key employees of the acquired companies.

Acquisitions may also cause us to:

•	issue common stock that would dilute our current shareholders’ percentage ownership;
•	assume liabilities of an acquired company;
•	record goodwill and non-amortizable intangible assets that will be subject to impairment testing on a regular basis and potential periodic impairment charges;
•	incur amortization expenses related to certain intangible assets;
•	incur large and immediate write-offs, and restructuring and other related expenses; and
•	become subject to litigation.

Mergers and acquisitions are inherently risky. No assurance can be given that our acquisitions will be successful. Further, no assurance can be given that an acquisition will not adversely affect our business, operating results, or financial condition. Failure to manage and successfully integrate an acquisition could harm our business and operating results in a material way. Even when an acquired company has already developed and marketed products, there can be no assurance that enhancements to those products will be made in a timely manner or that pre-acquisition due diligence will identify all possible issues that might arise with respect to such products.

Risks related to new product development also apply to acquisitions. For additional information, please see the risk factor above entitled, “Due to future changes in technology, changes in market demand, or changes in market expectations, portions of our inventory may become obsolete or excess.”

Assets may become impaired, requiring us to record a significant charge to earnings.

We review our assets, including intangible assets such as goodwill, for indications of impairment when events or changes in circumstances indicate the carrying value may not be recoverable. We could be required to record a significant charge to earnings in our financial statements for the period in which any impairment of these assets is determined, which would adversely affect our results of operations for that period.

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

Item 1B.            Unresolved Staff Comments

None.

Item 2.            PROPERTIES

The following table sets forth the principal use, location, and size of each of our facilities:

Principal Uses	Locations	Square Footage

Corporate headquarters, design and engineering, product testing, sales and marketing, application engineering and customer service.	Indianapolis, Indiana, USA (1)	165,000

Manufacturing	Taichung, Taiwan	331,000
	Ningbo, China	112,400
	Castell’Alfero, Italy	30,000

Sales, design engineering, product testing and customer service.	Dexter, Michigan, USA	3,000

Sales, application engineering and customer service.	High Wycombe, England	12,500
	Benoni, South Africa	2,500
	Paris and Toulouse, France	11,100
	Munich and Hagen, Germany	26,200
	Milan, Italy	10,800
	Netherlands	4,000
	Singapore	3,900
	Shanghai, Dongguan, Shenyang
	Ningbo, Chongqing, and Beijing, China	17,500
	Chennai, Haryana, and Pune India	9,600
	Liegnitz, Poland	2,900
	Grand Rapids, Michigan, USA	5,000
	Ball Ground, Georgia, USA	5,200

Warehouse, distribution, sales, application engineering and customer service.	Los Angeles, California, USA	13,100

(1)	Approximately 45,000 square feet is leased to a third-party under a lease that expires April 30, 2016.

We own the Indianapolis facility and lease all other facilities. The leases have terms expiring at various dates ranging from November 2013 to July 2019. We believe that all of our facilities are well maintained and are adequate for our needs now and in the foreseeable future. We do not believe that we would experience any difficulty in replacing any of the present facilities if any of our leases were not renewed at expiration.

Item 3.          LEGAL PROCEEDINGS

From time to time we are involved in various claims and lawsuits arising in the normal course of business. We do not expect any of these claims, individually or in the aggregate, to have a material adverse effect on our financial position or results of operations.

Item 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Executive Officers of the Registrant

Executive officers are elected each year by the Board of Directors following the Annual Meeting of Shareholders to serve during the ensuing year and until their respective successors are elected and qualified. There are no family relationships between any of our executive officers or between any of them and any of the members of the Board of Directors.

The following information sets forth as of October 31, 2013, the name of each executive officer and his or her age, tenure as an officer, principal occupation and business experience for the last five years:

Name	Age	Position(s) with the Company

Michael Doar	58	Chairman of the Board and Chief Executive Officer

John G. Oblazney	45	Vice President, Secretary, Treasurer and Chief Financial Officer

John P. Donlon	56	Executive Vice President, International Sales/Service

Sonja K. McClelland	42	Corporate Controller, Assistant Secretary

Gregory S. Volovic	49	President

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

Gregory S. Volovic has been employed by us since March 2005 and was elected as our President in March 2013. Mr. Volovic previously held the position of Executive Vice President, Software & Engineering until October 2009. Prior to joining us, Mr. Volovic held various positions with Thomson, Inc. including Director of E-Business, Engineering, and Information Technology. Prior to that, Mr. Volovic was employed by Unisys Corporation.

PART II

Item 5.          MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on the Nasdaq Global Select Market under the symbol “HURC”. The following table sets forth, for the periods indicated, the high and low sale prices as reported by the Nasdaq Global Select Market and declared dividends per share of our common stock.

	2013		Declared	2012		Declared
Fiscal Quarter Ended:	High	Low	Dividends	High	Low	Dividends
January 31	$30.33	$21.22	—	$28.00	$20.16	—
April 30	30.50	24.16	—	28.80	22.51	—
July 31	31.61	26.21	$.05	26.58	19.15	—
October 31	30.35	23.52	$.05	24.89	19.58	—

On December 31, 2013, the closing price of our common stock on the Nasdaq Global Select Market was $25.01.

Holders

There were 168 holders of record of our common stock as of December 31, 2013.

Dividend Policy

We began declaring cash quarterly dividends on our common stock in the third quarter of fiscal 2013, and we expect to continue to declare dividends on a quarterly basis; however, the declaration and amount of any future cash dividends will be subject to the sole discretion of our Board of Directors and will depend upon many factors, including our results of operations, financial condition, capital requirements, regulatory and contractual restrictions, our business strategy and other factors deemed relevant by our Board of Directors.

Other Information

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

	Year Ended October 31,
	2013	2012	2011	2010	2009
	(Dollars in thousands, except per share amounts)
Statement of Operations Data:
Sales and service fees	$192,804	$203,117	$180,400	$105,893	$91,016
Gross profit	55,056	63,181	55,874	21,796	25,828
Selling, general and administrative expenses	41,413	41,160	38,493	29,837	30,874
Operating income (loss)	13,643	22,021	17,381	(8,041)	(5,046)
Other income (expense)	(1,201)	(157)	(1,762)	(818)	1,234
Net income (loss)	8,190	15,638	11,124	(5,744)	(2,321)
Earnings (loss) per common share- diluted	1.25	2.40	1.71	(0.89)	(0.36)
Weighted average common shares outstanding-diluted	6,497	6,470	6,472	6,441	6,429

	As of October 31,
	2013	2012	2011	2010	2009
	(Dollars in thousands)
Balance Sheet Data:
Current assets	$185,002	$173,381	$164,074	$136,208	$118,264
Current liabilities	55,686	49,372	57,228	42,240	20,807
Working capital	129,316	124,009	106,846	93,968	97,457
Current ratio	3.3	3.5	2.9	3.2	5.7
Total assets	211,235	195,312	186,545	160,346	144,743
Non-current liabilities	4,058	2,147	3,105	3,366	3,560
Total debt	3,665	3,206	865	—	—
Shareholders’ equity	151,491	143,793	126,212	114,740	120,376

Item 7.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE OVERVIEW

Hurco Companies, Inc. is an industrial technology company operating in a single segment. We design and produce computerized machine tools, featuring our proprietary computer control systems and software, for sale through our own distribution network to the worldwide metal cutting market. We also provide machine tool components, software options, control upgrades, accessories and replacement parts for our products, as well as customer service and training support.

The following overview is intended to provide a brief explanation of the principal factors that have contributed to our recent financial performance. This overview is intended to be read in conjunction with the more detailed information included in our audited financial statements that appear elsewhere in this report.

The market for machine tools is international in scope. We have both significant foreign sales and significant foreign manufacturing operations. During fiscal 2013, approximately 59% of our revenues were attributable to customers in Europe, where we typically sell more of our higher-performance, higher-priced VMX series machines. Additionally, approximately 9% of our revenues were attributable to customers in Asia, where we sell more of our entry-level, lower-priced machines, but where we also encounter greater price pressures. We sell our products through more than 100 independent agents and distributors in countries throughout North America, Europe and Asia. We also have our own direct sales and service organizations in China, France, Germany, India, Italy, Poland, Singapore, South Africa, the United Kingdom and certain parts of the United States. The vast majority of our machine tools are manufactured to our specifications primarily by our wholly-owned subsidiary in Taiwan, Hurco Manufacturing Limited (HML). Machine castings and components to support HML’s production are manufactured at our facility in Ningbo, China. We also manufacture machine tools for the Chinese market at the Ningbo facility.

During the third quarter of fiscal 2013, we acquired the machine tool component business of LCM S.r.l, an Italian designer and manufacturer of electro-mechanical components and accessories for machine tools. We are operating this business through our wholly-owned subsidiary, LCM Precision Technology S.r.l. (LCM). We have used LCM components in our SRT line of five-axis machining centers that employs LCM's direct drive spindle, swivel head, and rotary torque table to achieve superior simultaneous five-axis machining. Based in Italy, this business has been producing and selling mechanical and electro-mechanical components for machine tools since 1986.

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

	Percentage of Revenues			Year-to-Year % Change
	2013	2012	2011	Increase (Decrease)
				’13 vs. ’12	’12 vs. ’11
Sales and service fees	100%	100%	100%	(5)%	13%
Gross profit	29%	31%	31%	(13)%	13%
Selling, general and administrative expenses	21%	20%	21%	1%	7%
Operating income (loss)	7%	11%	10%	(38)%	27%
Net income (loss)	4%	8%	6%	(48)%	41%

Fiscal 2013 Compared to Fiscal 2012

Sales and Service Fees. Annual sales and service fees for fiscal 2013 were $192.8 million, a decrease of $10.3 million, or 5%, from fiscal 2012. The impact of currency translation on the year-over-year comparison was not material.

The overall decline in total sales was due primarily to the adverse impact of weak market conditions in Europe, the primary market for our high-performance machine tools and continuing weakness throughout the Asia Pacific region.

Net Sales and Service Fees by Geographic Region

The following table sets forth net sales and service fees by geographic region for the fiscal years ended October 31, 2013 and 2012 (in thousands):

	October 31,				Increase (Decrease)
	2013		2012		Amount	%
North America	$60,759	32%	$60,527	30%	$232	0%
Europe	114,855	59%	119,359	59%	(4,504)	(4)%
Asia Pacific	17,190	9%	23,231	11%	(6,041)	(26)%
Total	$192,804	100%	$203,117	100%	$(10,313)	(5)%

European sales included $2.4 million for fiscal 2013 that was attributable to sales of LCM electro-mechanical components and accessories after July 1, 2013.

Net Sales and Service Fees by Product Category

The following table sets forth net sales and service fees by product category for the years ended October 31, 2013 and 2012 (in thousands):

	October 31,				Increase
	2013		2012		Amount	%

Computerized Machine Tools	$166,896	87%	$179,337	88%	$(12,441)	(7)%

Service Fees, Parts and Other	25,908	13%	23,780	12%	2,128	9%

Total	$192,804	100%	$203,117	100%	$(10,313)	(5)%

Orders and Backlog. New order bookings in fiscal 2013 were $197.9 million, which were consistent with the level of orders received during fiscal 2012, as orders for LCM products offset lower order levels for our other product lines as a result of unfavorable market conditions. The largest decrease in order activity was in Asia where machine tool demand has declined. The impact of currency translation on orders booked for the full fiscal year was not material. Backlog was $31.3 million at October 31, 2013 and included $3.3 million of backlog for LCM products, compared to $25.8 million at October 31, 2012. We do not believe backlog is a useful measure of past performance or indicative of future performance. Backlog orders as of October 31, 2013 are expected to be fulfilled in fiscal 2014.

Gross Profit. Gross profit for fiscal 2013 was $55.1 million, or 29% of sales, compared to $63.2 million, or 31% of sales for fiscal 2012. The decrease in gross profit was due primarily to lower sales and increased pricing pressures in Europe, which is the primary market for our larger, higher performance machines, as well as the adverse effect of leveraging fixed costs over lower gross sales.

Operating Expenses. Selling, general and administrative expenses were $41.4 million for fiscal 2013, an increase of $0.3 million, or 1%, from fiscal 2012. During fiscal 2013 we incurred approximately $0.7 million of one-time costs related to the acquisition of LCM.

Operating Income (Loss). Operating income for fiscal 2013 was $13.6 million, or 7% of sales, compared to an operating income of $22.0 million, or 11% of sales, in fiscal 2012. The reduction in operating income year-over-year was primarily due to the decrease in sales and pricing pressure in Europe.

Other (Income) Expense. Other expense for fiscal 2013 increased by $1.0 million from fiscal 2012 due to higher foreign currency losses experienced in fiscal 2013.

Provision (Benefit) for Income Taxes. Our effective tax rate for fiscal 2013 was 34% in comparison to 28% for fiscal 2012. The increase in the effective income tax rate in fiscal 2013 was due primarily to valuation allowances recorded on net operating loss and tax credit carryforwards.

Net Income (Loss). Net income for fiscal 2013 was $8.2 million, or $1.25 per diluted share, a decrease of $7.4 million, or 48%, from fiscal 2012 net income of $15.6 million, or $2.40 per diluted share.

Fiscal 2012 Compared to Fiscal 2011

Sales and Service Fees. Annual sales and service fees for fiscal 2012 were $203.1 million, an increase of $22.7 million, or 13%, from fiscal 2011. A stronger U.S. Dollar when translating foreign sales to U.S. Dollars had an unfavorable impact of approximately 4%, or $7.6 million, on the year-to-year comparison.

Net Sales and Service Fees by Geographic Region

The following table sets forth net sales and service fees by geographic region for the fiscal years ended October 31, 2012 and 2011 (in thousands):

	October 31,				Increase (Decrease)
	2012		2011		Amount	%
North America	$60,527	30%	$49,637	27%	$10,890	22%
Europe	119,359	59%	111,080	62%	8,279	7%
Asia Pacific	23,231	11%	19,683	11%	3,548	18%
Total	$203,117	100%	$180,400	100%	$22,717	13%

The increase in sales during fiscal 2012 was primarily the result of higher customer demand in all regions. The increase in sales in Europe was substantially higher on a constant currency basis that excludes the adverse impact of foreign currency translation. However, a weaker Euro relative to the U.S. Dollar reduced the increase to 7%.

Net Sales and Service Fees by Product Category

The following table sets forth net sales and service fees by product category for the years ended October 31, 2012 and 2011 (in thousands):

	October 31,				Increase
	2012		2011		Amount	%

Computerized Machine Tools	$179,337	88%	$156,736	87%	$22,601	14%

Service Fees, Parts and Other	23,780	12%	23,664	13%	116	0%

Total	$203,117	100%	$180,400	100%	$22,717	13%

Orders and Backlog. New order bookings in fiscal 2012 were $198.1 million, an increase of $1.2 million, or 1%, over the prior year. Orders in fiscal 2012 increased over fiscal 2011 in North America by $11.6 million (or 23%), but decreased in Europe by $6.1 million (or 5%), and $4.4 million (or 17%) in the Asia Pacific region. The effect of a stronger U.S. Dollar in 2012 when translating foreign orders to U.S. Dollars had an unfavorable impact of $7.0 million, or 4%, on the year-to-year comparison. Backlog was $25.8 million at October 31, 2012, compared to $31.9 million at October 31, 2011. We do not believe backlog is a useful measure of past performance or indicative of future performance. Backlog orders as of October 31, 2012 were substantially fulfilled in fiscal 2013.

Gross Profit. Gross profit for fiscal 2012 was $63.2 million, or 31% of sales, compared to $55.9 million, or 31% of sales for fiscal 2011. The year-over-year improvement in gross profit was primarily related to an increase in volume of sales year-over-year.

Operating Expenses. Selling, general and administrative expenses were $41.2 million for fiscal 2012, an increase of $2.7 million, or 7%, from fiscal 2011. The increase consisted primarily of higher sales and marketing expense, and higher commissions as a result of the increase in sales. Despite the dollar increase, selling, general and administrative expenses as a percentage of sales and service fees declined to 20% as compared to 21% for fiscal 2011 due to the increased sales in 2012.

Operating Income (Loss). Operating income for fiscal 2012 was $22.0 million, or 11% of sales, compared to an operating income of $17.4 million, or 10% of sales, in fiscal 2011. The improvement in operating income year-over-year was primarily due to the increase in sales.

Other (Income) Expense. Other expense for fiscal 2012 decreased by $1.6 million from fiscal 2011 due to lower foreign currency losses experienced in fiscal 2012.

Provision (Benefit) for Income Taxes. Our effective tax rate for fiscal 2012 was 28%, which reflected minimal change compared to the effective tax rate for fiscal 2011 of 29%.

Net Income (Loss). Net income for fiscal 2012 was $15.6 million, or $2.40 per diluted share, which is an increase of $4.5 million from fiscal 2011 net income of $11.1 million, or $1.71 per diluted share.

Liquidity and Capital Resources

At October 31, 2013, we had cash and cash equivalents of $42.8 million compared to $35.8 million at October 31, 2012. Approximately 45% of our $42.8 million of cash and cash equivalents is held in the U.S. The remaining balances are denominated in various foreign currencies and held by our foreign subsidiaries. These balances are associated with our permanent reinvestment strategy and are subject to fluctuations in currency exchange rates. We do not believe that the indefinite reinvestment of these funds offshore impairs our ability to meet our domestic working capital needs.

Working capital, excluding cash, was $86.5 million and remained relatively unchanged compared to October 31, 2012.

Inventories were $95.3 million at October 31, 2013, compared to $91.3 million at October 31, 2012. The $4.0 million increase was primarily due to the LCM acquisition. Inventory turns remained relatively stable from 1.5 turns as of October 31, 2012 to 1.4 turns as of October 31, 2013.

Capital expenditures were $2.4 million in fiscal 2013 and $3.7 million in fiscal 2012. Capital expenditures for fiscal 2013 were primarily for purchase of factory equipment for production facilities in Taiwan, and software development costs. We funded these expenditures with cash flow from operations.

We have a new credit agreement that provides us with a $12.5 million unsecured revolving credit and letter of credit facility, with a $3.0 million maximum amount for outstanding letters of credit. The scheduled maturity date of the credit agreement is December 7, 2014.

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

The credit agreement contains customary financial covenants, including a covenant that permits us to make investments in subsidiaries of up to $5.0 million and a minimum working capital of $90.0 million and a minimum tangible net worth of $120.0 million. The credit agreement permits us to pay cash dividends in an amount not to exceed $1.0 million per calendar year so long as we are not in default before and after giving effect to such dividends.

At October 31, 2013, we had $3.3 million of borrowings under our China credit facility and $0.4 million of unsecured borrowings we assumed as part of the LCM acquisition. We had no other debt or borrowings under any of our other credit facilities. At October 31, 2013, we were in compliance with those covenants contained in all of our credit facilities and had $22.8 million of available borrowing capacity under those facilities.

We believe our cash position and borrowing capacity under our credit facilities provide adequate liquidity to fund our operations over the next twelve months, pay quarterly cash dividends and to execute our strategic plan for product innovation and targeted penetration of developing markets.

We continue to receive and review information on businesses and assets for potential acquisition, including intellectual property assets, which are available for purchase.

Contractual Obligations and Commitments

The following is a table of contractual obligations and commitments as of October 31, 2013 (all amounts in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Short-term debt	$3,665	$3,665	$—	$—	$—
Operating Leases	6,948	3,013	3,427	508	—
Other	3,315	—	—	1,103	2,212
Total	$13,928	$6,678	$3,427	$1,611	$2,212

In addition to the contractual obligations and commitments disclosed above, we also have a variety of other obligations for the procurement of materials and services, none of which subject us to any material non-cancelable commitments. While some of these obligations arise under long-term supply agreements, we are not committed under these agreements to accept or pay for requirements that are not needed to meet our production needs. We have no material minimum purchase commitments or “take-or-pay” type agreements or arrangements. Unrecognized tax benefits in the amount of approximately $1.3 million, excluding any interest and penalties, have been excluded from the table above because we are unable to determine a reasonably reliable estimate of the timing of future payment.

In connection with the LCM acquisition, we entered into a six-year operating lease agreement for the manufacturing facility in Italy with total payments of approximately $0.8 million that will be paid over the next six years. In addition, we assumed operating leases for vehicles and machinery with payments totaling approximately $0.8 million over the next four years. At October 31, 2013, we had $0.4 million of short-term secured borrowings that we assumed as part of the LCM acquisition.

We expect capital spending in fiscal 2014 to be approximately $3.5 million, which includes investments for capitalized software, capital equipment and costs to continue implementation of our integrated computer system. We expect to fund these commitments with cash on hand and cash generated from operations.

Off Balance Sheet Arrangements

From time to time, our subsidiaries guarantee third party payment obligations in connection with the sale of machines to customers that use financing. As of October 31, 2013, we had 20 outstanding third party payment guarantees totaling approximately $1.6 million. The terms of these guarantees are consistent with the underlying customer financing terms. Upon shipment of a machine, the customer has the risk of ownership. The customer does not obtain title, however, until it has paid for the machine. A retention of title clause allows us to recover the machine if the customer defaults on the financing. We accrue for potential liabilities under these guarantees when we believe a loss is probable and can be estimated.

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

Income Taxes – We account for income taxes and the related accounts under the asset and liability method.  Deferred tax assets and liabilities are measured using enacted income tax rates in each jurisdiction in effect for the year in which the temporary differences are expected to be recovered or settled. These deferred tax assets are reduced by a valuation allowance, which is established when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Our judgment regarding the realization of deferred tax assets may change due to future profitability and market conditions, changes in U.S. or foreign tax laws and other factors. These changes, if any, may require material adjustments to these deferred tax assets and an accompanying reduction or increase in net income in the period when such determinations are made.

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

Impairment of Long Lived Assets – We are required periodically to review the recoverability of certain assets (property, plant and equipment, intangible assets, goodwill and other assets) based on projections of anticipated future cash flows, including future profitability assessments of various product lines. We estimate cash flows using internal budgets based on recent sales data.

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

Stock Compensation – We account for share-based compensation according to FASB guidance relating to share-based payments, which requires the measurement and recognition of compensation expense for all share-based awards made to employees and directors based on estimated fair values on the grant date. This guidance requires that we estimate the fair value of share-based awards on the date of grant and recognize as expense the value of the portion of the award that is ultimately expected to vest over the requisite service period.

Item 7a.          Quantitative and Qualitative Disclosures About Market Risks

Interest Rate Risk

Interest on borrowings under our bank credit agreements are tied to prevailing domestic and foreign interest rates. At October 31, 2013, we had $3.3 million of borrowings under our China credit facility and $0.4 million of secured borrowings we assumed in the LCM acquisition. We had no other debt or borrowings under any of our other credit facilities.

Foreign Currency Exchange Risk

In fiscal 2013, we derived approximately 68% of our revenues from foreign markets. All of our computerized machine tools and computer control systems assembled in Taiwan, as well as certain proprietary service parts, are sourced by our U.S.-based engineering and manufacturing division and re-invoiced to our foreign sales and service subsidiaries, primarily in their functional currencies.

Our products are sourced from foreign suppliers or built to our specifications by either our wholly-owned subsidiaries in Taiwan, Italy and China or an affiliated contract manufacturer in Taiwan. Our purchases are predominantly in foreign currencies and in some cases our arrangements with these suppliers include foreign currency risk sharing agreements, which reduce (but do not eliminate) the effects of currency fluctuations on product costs. The predominant portion of the exchange rate risk associated with our product purchases relates to the New Taiwan Dollar and the Euro.

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

Forward contracts for the sale or purchase of foreign currencies as of October 31, 2013, which are designated as cash flow hedges under FASB guidance related to accounting for derivative instruments and hedging activities were as follows:

				Contract Amount at
	Notional	Weighted		Forward Rates in
	Amount	Avg.		U.S. Dollars
Forward	in Foreign	Forward		Contract	October 31,	Maturity
Contracts	Currency	Rate		Date	2013	Dates

Sale Contracts:

Euro	20,850,000	1.3344		$27,821,545	$28,339,203	Nov 2013-Oct 2014
Sterling	5,695,000	1.5658		$8,917,281	$9,129,669	Nov 2013-Oct 2014

Purchase Contracts:

New Taiwan Dollar	577,000,000	29.30	*	$19,691,955	$19,722,796	Nov 2013-Oct 2014

*NT Dollars per U.S. Dollar

Forward contracts for the sale or purchase of foreign currencies as of October 31, 2013, which were entered into to protect against the effects of foreign currency fluctuations on receivables and payables and are not designated as hedges under this guidance denominated in foreign currencies, were as follows:

				Contract Amount at
	Notional	Weighted		Forward Rates in
	Amount	Avg.		U.S. Dollars
Forward	in Foreign	Forward		Contract	October 31,
Contracts	Currency	Rate		Date	2013	Maturity Dates
Sale Contracts:

Euro	22,851,383	1.3781		$31,490,708	$31,056,832	Nov 2013 – Apr 2014
Pound Sterling	179,800	1.6144		$290,264	$288,531	Nov 2013
Canadian Dollar	1,429,930	0.9544		$1,364,760	$1,368,948	Jan 2014
South African Rand	8,108,156	0.0999		$809,925	$796,572	Jan 2014

Purchase Contracts:

New Taiwan Dollar	314,712,134	29.29	*	$10,743,890	$10,705,182	Nov 2013 – Dec 2013

*NT Dollars per U.S. Dollar

We are exposed to foreign currency exchange risk related to our investment in net assets in foreign countries. To manage this risk, we entered into a forward contract with a notional amount of €3.0 million. We designated this forward contract as a hedge of our net investment in Euro denominated assets. We selected the forward method under the FASB guidance related to the accounting for derivatives instruments and hedging activities. The hedging guidance requires all changes in the fair value of the contract to be reported as a cumulative translation adjustment in Accumulated Other Comprehensive Loss, net of tax, in the same manner as the underlying hedged net assets. This forward contract matured in November 2013 and we entered into a new forward contract for the same notional amount that is set to mature in November 2014. As of October 31, 2013, we had a realized gain of $364,000 and an unrealized loss of $138,000, net of tax, recorded as cumulative translation adjustments in Accumulated Other Comprehensive Loss, related to these forward contracts.

Forward contracts for the sale or purchase of foreign currencies as of October 31, 2013, which are designated as net investment hedges under this guidance were as follows:

			Contract Amount at
	Notional	Weighted	Forward Rates in
	Amount	Avg.	U.S. Dollars
	in Foreign	Forward	Contract	October 31,
Forward Contracts	Currency	Rate	Date	2013	Maturity Dates
Sale Contracts:

Euro	3,000,000	1.2874	$3,862,200	$4,076,520	Nov 2013

Management’s Annual Report on Internal Control Over Financial Reporting

To the Shareholders and

Board of Directors

of Hurco Companies, Inc.:

Management of Hurco Companies, Inc. (the “Company”), has assessed the effectiveness of the Company’s internal control over financial reporting as of October 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (COSO). Management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting.

Because of its inherent limitations, the Company’s internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of LCM Precision Technology S.r.l., which is included in the Company’s 2013 consolidated financial statements and constituted $12.2 million of the Company’s total assets as of October 31, 2013 and $2.4 million and ($0.2) million of the Company’s sales and net losses, respectively, for the year then ended.

In management’s opinion, the Company’s internal control over financial reporting as of October 31, 2013, was effective based on the criteria specified above.

Our independent registered accounting firm, Ernst & Young LLP, who also audited our consolidated financial statements, audited the effectiveness of our internal control over financial reporting as of October 31, 2013. Ernst & Young has issued their attestation report, which is included in Part II, Item 8 of this Annual Report on Form 10-K.

/s/ Michael Doar
Michael Doar,
Chairman of the Board and Chief Executive Officer

/s/ John G. Oblazney
John G. Oblazney,
Vice President & Chief Financial Officer

/s/ Sonja K. McClelland
Sonja K. McClelland
Corporate Controller, Assistant Secretary
(Principal Accounting Officer)

Indianapolis, Indiana
January 10, 2014

Item 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and

Board of Directors

of Hurco Companies, Inc.

We have audited the accompanying consolidated balance sheets of Hurco Companies, Inc. as of October 31, 2013 and 2012 and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended October 31, 2013. Our audits also included the financial statement schedule listed at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hurco Companies, Inc. at October 31, 2013 and 2012 and the consolidated results of its operations and its cash flows for each of the three years in the period ended October 31, 2013 in conformity with U.S. Generally Accepted Accounting Principles. Also, in our opinion, the related financial statement schedule when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Hurco Companies, Inc.’s internal control over financial reporting as of October 31, 2013, based on criteria established in Internal Control – Integrated Framework issued by the Commission of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated January 10, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Indianapolis, Indiana

January 10, 2014

Report of Independent Registered Public Accounting Firm

To the Shareholders and

Board of Directors

of Hurco Companies, Inc.

We have audited Hurco Companies, Inc.’s internal control over financial reporting as of October 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) (the COSO criteria). Hurco Companies, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of LCM Precision Technology S.r.l., which is included in the 2013 consolidated financial statements of Hurco Companies, Inc. and constituted $12.2 million of total assets as of October 31, 2013 and $2.4 million and ($0.2) million of sales and net losses, respectively, for the year ended. Our audit of internal control over financial reporting of Hurco Companies, Inc. also did not include an evaluation of the internal control over financial reporting of LCM Precision Technology S.r.l..

In our opinion, Hurco Companies, Inc. maintained, in all material respects, effective internal control over financial reporting as of October 31, 2013, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Hurco Companies, Inc. as of October 31, 2013 and 2012 and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended October 31, 2013 of Hurco Companies, Inc. and our report dated January 10, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Indianapolis, Indiana

January 10, 2014

HURCO COMPANIES, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended October 31,
	2013	2012	2011
	(In thousands, except per share amounts)

Sales and service fees	$192,804	$203,117	$180,400
Cost of sales and service	137,748	139,936	124,526
Gross profit	55,056	63,181	55,874
Selling, general and administrative expenses	41,413	41,160	38,493
Operating income	13,643	22,021	17,381
Interest expense	280	168	143
Interest income	74	69	132
Investment income	21	7	13
Income from equity investments	228	276	53
Other expense, net	1,244	341	1,817
Income before income taxes	12,442	21,864	15,619
Provision for income taxes	4,252	6,226	4,495
Net income	$8,190	$15,638	$11,124

Income per common share – basic	$1.26	$2.41	$1.72
Weighted average common shares outstanding – basic	6,455	6,445	6,441
Income per common share – diluted	$1.25	$2.40	$1.71
Weighted average common shares outstanding – diluted	6,497	6,470	6,472

Dividends paid per share	$.10	—	—

The accompanying notes are an integral part of the consolidated financial statements.

HURCO COMPANIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended October 31,
	2013	2012	2011
	(In thousands, except per share amounts)

Net Income	$8,190	$15,638	$11,124
Other comprehensive income (loss):
Translation gain (loss) of foreign currency financial statements	892	(838)	363
(Gain) / loss on derivative instruments reclassified into operations, net of tax $(599), $63, and $3, respectively	(1,091)	109	7
Gain / (loss) on derivative instruments, net of tax $(512), $1,076, and $(283), respectively	(932)	1,870	(492)
Total other comprehensive income (loss)	(1,131)	1,141	(122)
Comprehensive income	$7,059	$16,779	$11,002

The accompanying notes are an integral part of the consolidated financial statements.

HURCO COMPANIES, INC.

CONSOLIDATED BALANCE SHEETS

	As of October 31,
	2013	2012
	( In thousands, except share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$42,804	$35,770
Accounts receivable, less allowance for doubtful accounts of $540 in 2013 and $384 in 2012	36,139	35,297
Refundable taxes	6	1,459
Inventories, net	95,260	91,320
Deferred income taxes	2,080	1,182
Derivative assets	699	708
Other	8,014	7,645
Total current assets	185,002	173,381
Property and equipment:
Land	782	782
Building	7,326	7,352
Machinery and equipment	19,059	17,411
Leasehold improvements	3,634	3,467
	30,801	29,012
Less accumulated depreciation and amortization	(18,502)	(16,933)
	12,299	12,079
Software development costs, less accumulated amortization	3,714	3,969
Goodwill	2,807	233
Intangible assets, net	2,155	937
Investments and other assets, net	5,258	4,713
	$211,235	$195,312

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$34,262	$28,621
Accounts payable-related parties	1,265	1,167
Accrued expenses and other	13,504	14,186
Accrued warranty expenses	1,778	1,623
Derivative liabilities	1,212	569
Short-term debt	3,665	3,206
Total current liabilities	55,686	49,372

Non-current liabilities:
Deferred income taxes	743	903
Accrued tax liability	1,103	—
Deferred credits and other	2,212	1,244
	4,058	2,147
Commitments and contingencies
Shareholders’ equity:
Preferred stock: no par value per share, 1,000,000 shares authorized, no shares issued	—	—
Common stock: no par value, $.10 stated value per share, 12,500,000 shares authorized, 6,533,510 and 6,502,928 shares issued; and 6,465,054 and 6,447,210 shares outstanding, as of October 31, 2013 and October 31, 2012, respectively	647	645
Additional paid-in capital	54,698	53,415
Retained earnings	98,130	90,586
Accumulated other comprehensive loss	(1,984)	(853)
Total shareholders’ equity	151,491	143,793
	$211,235	$195,312

The accompanying notes are an integral part of the consolidated financial statements.

HURCO COMPANIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended October 31,
	2013	2012	2011
	(In thousands)
Cash flows from operating activities:
Net income	$8,190	$15,638	$11,124
Adjustments to reconcile net income to net cash provided by (used for) operating activities, net of acquisitions:
Provision for doubtful accounts	32	(224)	111
Deferred income taxes	(909)	1,846	1,372
Equity in income of affiliates	(228)	(276)	(53)
Foreign currency (gain) loss	(1,811)	3,003	311
Unrealized (gain) loss on derivatives	(477)	522	(720)
Depreciation and amortization	3,392	4,126	4,300
Stock-based compensation	979	870	470
Change in assets and liabilities, net of acquisitions:
(Increase) decrease in accounts receivable and
refundable taxes	4,660	(8,662)	(3,395)
(Increase) decrease in inventories	(1,020)	(10,152)	(25,702)
Increase (decrease) in accounts payable	1,768	(9,594)	8,085
Increase (decrease) in accrued expenses	(1,885)	343	5,922
Net change in derivative assets and liabilities	(485)	68	(330)
Other	2,179	(4,495)	(2,690)
Net cash provided by (used for) operating activities	14,385	(6,987)	(1,195)

Cash flows from investing activities:
Proceeds from sale of property and equipment	2	1	—
Purchase of property and equipment	(1,424)	(2,755)	(1,745)
Software development costs	(956)	(977)	(1,097)
Other investments	(256)	(42)	(34)
Acquisition of business, net of cash acquired	(380)	—	—
Net cash used for investing activities	(3,014)	(3,773)	(2,876)

Cash flows from financing activities:
Proceeds from exercise of common stock options	303	1	—
Dividends paid	(646)	—	—
Tax benefit from exercise of stock options	2	—	—
Repayment on short-term debt	(4,271)	—	—
Borrowings on short-term debt	—	2,293	844
Net cash provided by (used for) financing activities	(4,612)	2,294	844

Effect of exchange rate changes on cash and cash equivalents	275	(725)	(67)
Net increase (decrease) in cash and cash equivalents	7,034	(9,191)	(3,294)

Cash and cash equivalents at beginning of year	35,770	44,961	48,255

Cash and cash equivalents at end of year	$42,804	$35,770	$44,961

Supplemental disclosures:
Cash paid for:
Interest	$176	$127	$23
Income taxes, net	$2,537	$10,679	$1,381

The accompanying notes are an integral part of the consolidated financial statements.

HURCO COMPANIES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(In thousands, except shares outstanding)	Common Stock Shares Outstanding	Common Stock Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

Balances, October 31, 2010	6,440,851	$644	$52,144	$63,824	$(1,872)	$114,740

Net income	—	—	—	11,124	—	11,124

Other comprehensive loss	—	—	—	—	(122)	(122)

Stock-based compensation expense	—	—	470	—	—	470

Balances, October 31, 2011	6,440,851	$644	$52,614	$74,948	$(1,994)	$126,212

Net income	—	—	—	15,638	—	15,638

Other comprehensive income	—	—	—	—	1,141	1,141

Exercise of common stock options	500	—	1	—	—	1

Restricted shares vested	5,859	1	(1)	—	—	—

Tax benefit from exercise of stock options	—	—	(69)	—	—	(69)

Stock-based compensation expense	—	—	870	—	—	870

Balances, October 31, 2012	6,447,210	$645	$53,415	$90,586	$(853)	$143,793

Net income	—	—	—	8,190	—	8,190

Other comprehensive loss	—	—	—	—	(1,131)	(1,131)

Exercise of common stock options	11,369	1	302	—	—	303

Restricted shares vested	6,475	1	(1)	—	—	—

Tax benefit from exercise of stock options	—	—	3	—	—	3

Stock-based compensation expense	—	—	979	—	—	979

Dividends paid	—	—	—	(646)	—	(646)

Balances, October 31, 2013	6,465,054	$647	$54,698	$98,130	$(1,984)	$151,491

The accompanying notes are an integral part of the consolidated financial statements.

HURCO COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation. The consolidated financial statements include the accounts of Hurco Companies, Inc. (an Indiana corporation) and its wholly-owned subsidiaries. We have a 35% ownership interest in a Taiwan affiliate that is accounted for using the equity method. Our investment in that affiliate was approximately $2.7 million and $2.4 million as of October 31, 2013 and 2012, respectively. That investment is included in Investments and other assets, net on the accompanying Consolidated Balance Sheets. Intercompany accounts and transactions have been eliminated.

Reclassifications. Certain prior year amounts have been reclassified to conform to current year presentation.

Statements of Cash Flows. We consider all highly liquid investments with a stated maturity at the date of purchase of three months or less to be cash equivalents. Cash flows from hedges are classified consistent with the items being hedged.

Translation of Foreign Currencies. All balance sheet accounts of non-U.S. subsidiaries are translated at the exchange rate as of the end of the year and translation adjustments of foreign currency balance sheets are recorded as a component of Accumulated other comprehensive loss in shareholders' equity. Income and expenses are translated at the average exchange rates during the year. Cumulative foreign currency translation adjustments as of October 31, 2013 were a net loss of $1.2 million and are included in Accumulated other comprehensive loss. Foreign currency transaction gains and losses are recorded as income or expense as incurred and are recorded in Other expense, net.

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

We operate on a global basis and are exposed to the risk that our financial condition, results of operations and cash flows could be adversely affected by changes in foreign currency exchange rates. To reduce the potential effects of foreign exchange rate movements on our net equity investment in one of our foreign subsidiaries, and the gross profit and net earnings of certain of our foreign subsidiaries, we enter into derivative financial instruments in the form of foreign exchange forward contracts with a major financial institution. We are primarily exposed to foreign currency exchange rate risk with respect to transactions and net assets denominated in Euros, Pounds Sterling, Canadian Dollars, Indian Rupee, South African Rand, Singapore Dollars, Chinese Yuan, Polish Zloty, and New Taiwan Dollars.

HURCO COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

We account for derivative instruments designated as hedging instruments in accordance with FASB guidance related to accounting for derivative instruments and report all derivative instruments as assets or liabilities at fair value on our consolidated balance sheet.

Derivatives Designated as Hedging Instruments

We enter into foreign currency forward exchange contracts periodically to hedge certain forecasted inter-company sales and purchases denominated in foreign currencies (the Pound Sterling, Euro and New Taiwan Dollar). The purpose of these instruments is to mitigate the risk that the U.S. Dollar net cash inflows and outflows resulting from sales and purchases denominated in foreign currencies will be adversely affected by changes in exchange rates. These forward contracts have been designated as cash flow hedge instruments, and are recorded in the Consolidated Balance Sheets at fair value in Derivative assets and Derivative liabilities. The effective portion of the gains and losses resulting from the changes in the fair value of these hedge contracts are deferred in Accumulated other comprehensive loss and recognized as an adjustment to Cost of sales and service in the period that the corresponding inventory sold that is the subject of the related hedge contract is recognized, thereby providing an offsetting economic impact against the corresponding change in the U.S. Dollar value of the inter-company sale or purchase being hedged. The ineffective portion of gains and losses resulting from the changes in the fair value of these hedge contracts is reported in Other expense, net immediately. We perform quarterly assessments of hedge effectiveness by verifying and documenting the critical terms of the hedge instrument and determining that forecasted transactions have not changed significantly. We also assess on a quarterly basis whether there have been adverse developments regarding the risk of a counterparty default.

We had forward contracts outstanding as of October 31, 2013, in Euros, Pounds Sterling and New Taiwan Dollars with set maturity dates ranging from November 2013 through October 2014. The contract amount at forward rates in U.S. Dollars at October 31, 2013 for Euros and Pounds Sterling was $28.3 million and $9.1 million, respectively. The contract amount at forward rates in U.S. Dollars for New Taiwan Dollars was $19.7 million at October 31, 2013. At October 31, 2013, we had approximately $974,000 of losses, net of tax, related to cash flow hedges deferred in Accumulated Other Comprehensive Loss. Of this amount, $451,000 represents unrealized losses, net of tax, related to cash flow hedge instruments that remain subject to currency fluctuation risk. The majority of these deferred losses will be recorded as an adjustment to Cost of sales and service in periods through October 2014, in which the corresponding inventory that is the subject of the related hedge contract is sold, as described above.

We are exposed to foreign currency exchange risk related to our investment in net assets in foreign countries. To manage this risk, we entered into a forward contract with a notional amount of €3.0 million in November 2012. We designated this forward contract as a hedge of our net investment in Euro denominated assets. We selected the forward method under the FASB guidance related to the accounting for derivatives instruments and hedging activities. The forward method requires all changes in the fair value of the contract to be reported as a cumulative translation adjustment in Accumulated other comprehensive loss, net of tax, in the same manner as the underlying hedged net assets. This forward contract matured in November 2013 and we entered into a new forward contract for the same notional amount that is set to mature in November 2014. As of October 31, 2013, we had a realized gain of $364,000 and an unrealized loss of $138,000, net of tax, recorded as cumulative translation adjustments in Accumulated other comprehensive loss, related to these forward contracts.

HURCO COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Derivatives Not Designated as Hedging Instruments

We enter into foreign currency forward exchange contracts to protect against the effects of foreign currency fluctuations on receivables and payables denominated in foreign currencies. These derivative instruments are not designated as hedges under FASB guidance and, as a result, changes in their fair value are reported currently as Other expense, net in the Consolidated Statements of Income consistent with the transaction gain or loss on the related receivables and payables denominated in foreign currencies.

We had forward contracts outstanding as of October 31, 2013, in Euros, Pounds Sterling, Canadian Dollars, South African Rand, and New Taiwan Dollars with set maturity dates ranging from November 2013 through April 2014. The contract amounts at forward rates in U.S. Dollars at October 31, 2013 for Euros, Pounds Sterling, Canadian Dollars, South African Rand and Singapore Dollars totaled $33.5 million. The contract amount at forward rates in U.S. Dollars for New Taiwan Dollars was $10.7 million at October 31, 2013.

Fair Value of Derivative Instruments

We recognize the fair value of derivative instruments as assets and liabilities on a gross basis on our Consolidated Balance Sheets. As of October 31, 2013 and October 31, 2012, all derivative instruments were recorded at fair value on the balance sheets as follows (in thousands):

	2013		2012
	Balance Sheet	Fair	Balance Sheet	Fair
Derivatives	Location	Value	Location	Value
Designated as Hedging Instruments:
Foreign exchange forward contracts	Derivative assets	$244	Derivative assets	$705
Foreign exchange forward contracts	Derivative liabilities	$1,158	Derivative liabilities	$492
Not Designated as Hedging Instruments:
Foreign exchange forward contracts	Derivative assets	$455	Derivative assets	$3
Foreign exchange forward contracts	Derivative liabilities	$54	Derivative liabilities	$77

Effect of Derivative Instruments on the Consolidated Balance Sheets, Statements of Changes in Shareholders’ Equity and Statements of Operations

Derivative instruments had the following effects on our Consolidated Balance Sheets, Statements of Changes in Shareholders’ Equity and Statements of Income, net of tax during the year ended October 31, 2013 and 2012 (in thousands):

Derivatives	Amount of Gain (Loss) Recognized in Other Comprehensive Income		Location of Gain (Loss) Reclassified from Other Comprehensive Income	Amount of Gain (Loss) Reclassified from Other Comprehensive Income
	2013	2012		2013	2012
Designated as Hedging Instruments: (Effective Portion)
Foreign exchange forward contracts – Intercompany sales/purchases	$(1,445)	$2,946	Cost of sales and service	$1,690	$(172)
Foreign exchange forward contract – Net Investment	$(173)	$292

HURCO COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

We recognized a loss of $37,000 during the year ended October 31, 2013 and a gain of $482,000 during the year ended October 31, 2012 as a result of contracts closed early that were deemed ineffective for financial reporting purposes and did not qualify as cash flow hedges.

Derivatives	Location of Gain (Loss) Recognized in Operations	Amount of Gain (Loss) Recognized in Operations (in thousands)
		2013	2012
Not Designated as Hedging Instruments:

Foreign exchange forward contracts	Other income (expense)	$(1,786)	$1,013

The following table presents the changes in the components of Accumulated other comprehensive loss, net of tax, for the fiscal years ended October 31, 2013, 2012 and 2011, respectively.

	Foreign Currency Translation	Cash Flow Hedges	Total

Balance, October 31, 2011	$(1,070)	$(924)	$(1,994)
Other comprehensive income (loss) before reclassifications	(838)	1,870	1,032
Reclassifications	—	109	109
Balance, October 31, 2012	(1,908)	1,055	(853)
Other comprehensive income (loss) before reclassifications	892	(932)	(40)
Reclassifications	—	(1,091)	(1,091)
Balance, October 31, 2013	$(1,016)	$(968)	$(1,984)

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

Total depreciation and amortization expense recognized for property and equipment for the years ended October 31, 2013, 2012 and 2011 was $2.2 million, $2.2 million, and $2.1 million, respectively.

HURCO COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Revenue Recognition. We recognize revenue from sales of our machine tool systems upon delivery of the product to the customer, which is normally at the time of shipment, because persuasive evidence of an arrangement exists, delivery has occurred, the selling price is fixed and determinable and collectability is reasonably assured. In certain foreign locations, we retain title after shipment under a “retention of title” clause solely to protect collectability. The retention of title is similar to Uniform Commercial Code (UCC) filings in the United States and provides the creditor with additional rights to the machine if the customer fails to pay. Revenue recognition at the time of shipment is appropriate in this instance as long as all risks of ownership have passed to the buyer. Our computerized machine tools are general-purpose computer controlled machine tools that are typically used in stand-alone operations. Transfer of ownership and risk of loss are not contingent upon contractual customer acceptance. Prior to shipment, we test each machine to ensure the machine’s compliance with standard operating specifications as listed in our sales literature.

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

Allowance for Doubtful Accounts. The allowance for doubtful accounts is based on our best estimate of probable credit issues and historical experience. We perform credit evaluations of the financial condition of our customers. No collateral is required for sales made on open account terms. Concentrations of credit risk with respect to accounts receivable are limited due to the large number of customers comprising our customer base. We consider trade accounts receivable to be past due when payment is not made by the due date as specified on the customer invoice, and charge off uncollectible balances when all reasonable collection efforts have been exhausted.

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

Product Warranty. Expected future product warranty claims are recorded to expense when the product is sold. Product warranty estimates are established using historical information about the nature, frequency, and average cost of warranty claims. Warranty claims are influenced by factors such as new product introductions, technological developments, the competitive environment, and the costs of component parts. Actual payments for warranty claims could differ from the amounts estimated requiring adjustments to the liabilities in future periods. See Note 12 of Notes to Consolidated Financial Statements for further discussion of warranties.

Research and Development Costs. The costs associated with research and development programs for new products and significant product improvements, other than software development costs which are eligible for capitalization per FASB guidance, are expensed as incurred and are included in Selling, general and administrative expenses. Research and development expenses totaled $3.0 million, $2.6 million, and $2.5 million, in fiscal 2013, 2012, and 2011, respectively.

HURCO COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Costs incurred to develop computer software products and significant enhancements to software features of existing products to be sold or otherwise marketed are capitalized, after technological feasibility is established. Software development costs are amortized on a straight-line basis over the estimated product life of the related software, which ranges from three to five years. We capitalized costs of $1.0 million in 2013, $1.0 million in 2012, and $1.1 million in 2011 related to software development projects. Amortization expense for software development costs was $1.2 million, $1.9 million, and $2.2 million, for the years ended October 31, 2013, 2012, and 2011, respectively. Accumulated amortization at October 31, 2013 and 2012 was $13.1 million and $11.9 million, respectively. Estimated amortization expense for the existing amortizable intangible assets for the years ending October 31, is as follows (in thousands):

Fiscal Year	Amortization Expense
2014	$1,150
2015	1,025
2016	700
2017	335
2018	220

Goodwill and Intangible Assets. Goodwill and other separately recognized intangible assets with indefinite lives are not subject to amortization. Annually we review these assets for impairment. We conduct this impairment review more frequently if an event occurs or circumstances change that would indicate the carrying amount may be impaired. For goodwill, we first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of the applicable reporting unit is less than its carrying value. If, after assessing these events or circumstances, we determine that it is not more likely than not that the fair value of such reporting unit is less than its carrying amount, we will proceed to perform a two-step impairment analysis. For other separately recognized intangible assets with indefinite lives, we use a qualitative approach to test such assets for impairment if certain conditions are met. Intangible assets that are determined to have a finite life are amortized over their estimated useful lives and are also subject to review for impairment, if indicators of impairment are identified. The changes in the carrying amounts of goodwill for the years ended October 31, 2013 and 2012 were as follows (in thousands):

Balance as of October 31, 2012	$233
Goodwill acquired	2,574
Balance as of October 31, 2013	$2,807

HURCO COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

As of October 31, 2013, the balances of intangible assets, other than goodwill, were as follows (in thousands):

	Weighted Average Amortization Period	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets

Tradenames and trademarks	13 years	$285	$(7)	$278
Tradenames and trademarks	indefinite	60	—	60
Customer relationships	15 years	264	(64)	200
Technology	13 years	831	(21)	810
Patents	6 years	2,973	(2,363)	610
Other	8 years	399	(202)	197
Total		$4,812	$(2,657)	$2,155

As of October 31, 2012, the balances of intangible assets, other than goodwill, were as follows (in thousands):

	Weighted Average Amortization Period	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets

Tradenames and trademarks	Indefinite	$60	$—	$60
Customer relationships	15 years	210	(49)	161
Patents	5 years	2,662	(2,111)	551
Other	7 years	320	(155)	165
Total		$3,252	$(2,315)	$937

Intangible asset amortization expense was $342,000, $423,000, and $605,000 for fiscal 2013, 2012 and 2011, respectively. Annual intangible asset amortization expense for the next five fiscal years is estimated to be $422,000 in 2014; $239,000 in 2015; $155,000 in 2016; $133,000 in 2017 and $133,000 in 2018.

Impairment of Long-Lived Assets. We periodically evaluate the carrying value of long-lived assets to be held and used, including property and equipment, software development costs and intangible assets, including goodwill, when events or circumstances warrant such a review. The carrying value of a long-lived asset (or group of assets) to be held and used is considered impaired when the anticipated separately identifiable undiscounted cash flows from such an asset (or group of assets) are less than the carrying value of the asset (or group of assets) in accordance with FASB guidance related to accounting for the impairment or disposal of long-lived assets.

HURCO COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Earnings Per Share. Basic earnings per share is calculated by dividing net income by the weighted-average number of common shares actually outstanding during the period. Diluted earnings per share assumes the issuance of additional shares of common stock upon exercise of all outstanding stock options and contingently issuable securities if the effect is dilutive, in accordance with the treasury stock method discussed in FASB issued guidance on “Earnings Per Share”. The following table presents a reconciliation of our basic and diluted earnings per share computation:

	Fiscal Year Ended
	October 31,
(in thousands, except per share amount)	2013		2012		2011
	Basic	Diluted	Basic	Diluted	Basic	Diluted

Net income	$8,190	$8,190	$15,638	$15,638	$11,124	$11,124

Undistributed earnings allocated to participating shares	(86)	(86)	(134)	(134)	(53)	(53)
Net income applicable to common shareholders	$8,104	$8,104	$15,504	$15,504	$11,071	$11,071
Weighted average shares outstanding	6,455	6,455	6,445	6,445	6,441	6,441
Stock options	—	42	—	25	—	31
	6,455	6,497	6,445	6,470	6,441	6,472
Income per share	$1.26	$1.25	$2.41	$2.40	$1.72	$1.71

Income Taxes. We account for income taxes and the related accounts under the asset and liability method. Deferred tax assets and liabilities are measured using enacted income tax rates in each jurisdiction in effect for the year in which the temporary differences are expected to be recovered or settled. These deferred tax assets are reduced by a valuation allowance, which is established when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Our judgment regarding the realization of deferred tax assets may change due to future profitability and market conditions, changes in U.S. or foreign tax laws and other factors. These changes, if any, may require material adjustments to these deferred tax assets and an accompanying reduction or increase in net income in the period when such determinations are made.

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

HURCO COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Stock Compensation. We account for share-based compensation according to FASB guidance relating to share based payments, which requires the measurement and recognition of compensation expense for all share-based awards made to employees and directors based on estimated fair values on the grant date. This guidance requires that we estimate the fair value of share-based awards on the date of grant and recognize as expense the value of the portion of the award that is ultimately expected to vest over the requisite service period.

Estimates. The preparation of financial statements in conformity with U.S. Generally Accepted Accounting Principles requires us to make estimates and assumptions that affect the reported amounts presented and disclosed in our consolidated financial statements. Significant estimates and assumptions in these consolidated financial statements require the exercise of judgment and are used for, but not limited to, allowance for doubtful accounts, estimates of future cash flows and other assumptions associated with goodwill, intangible and long-lived asset impairment tests, useful lives for depreciation and amortization, warranty programs, stock compensation, income taxes and deferred tax valuation allowances, lease classification, and contingencies. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may be different from these estimates.

2.	BUSINESS OPERATIONS

Nature of Business. We design and manufacture computer control systems, software, and computerized machine tools and related components and accessories for machine tools for sale to the worldwide machine tool industry. The machine tool industry is highly cyclical and declines in demand can and will occur abruptly in the geographic markets we serve.

The end market for our products consists primarily of precision tool, die and mold manufacturers, independent job shops, and specialized short-run production applications within large manufacturing operations. Industries served include: aerospace, defense, medical equipment, energy, automotive/transportation, electronics and computer industries. Our products are sold through independent agents and distributors throughout North America, Europe and Asia. We also have our own direct sales and service organizations in China, France, Germany, India, Italy, Poland, Singapore, South Africa, the United Kingdom, and certain areas of the United States.

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

Manufacturing Risk. At present, our wholly-owned subsidiaries, Hurco Manufacturing Ltd. (HML) and Ningbo Hurco Manufacturing Limited (NHML), produce the vast majority of our machine tools. In addition, we manufacture electro-mechanical components and accessories for machine tools through our wholly-owned subsidiary, LCM Precision Technology S.r.l. (LCM). HML, NHML and LCM manufacture their products in Taiwan, China, and Italy, respectively. Any interruption in manufacturing at any of these locations would have an adverse effect on our financial operating results. Interruption in manufacturing at one of these locations could result from a change in the political environment or a natural disaster, such as an earthquake, typhoon, or tsunami. Any interruption with one of our key suppliers may also have an adverse effect on our operating results and our financial condition.

HURCO COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

3.	INVENTORIES

Inventories as of October 31, 2013 and 2012 are summarized below (in thousands):

	2013	2012
Purchased parts and sub-assemblies	$21,647	$18,780
Work-in-process	15,996	14,256
Finished goods	57,617	58,284
	$95,260	$91,320

Finished goods inventory consigned to our distributors and agents throughout North America, Europe and Asia was $6.1 million and $4.7 million as of October 31, 2013 and 2012, respectively.

4.	ACQUISITION OF BUSINESS

On July 1, 2013, we acquired the machine tool component business of an Italian designer and manufacturer of electro-mechanical components and accessories for machine tools. We are operating this business through our wholly-owned Italian subsidiary, LCM. The purchase price has been preliminarily allocated to the assets acquired and the liabilities assumed based on their fair values. The purchase price for the acquired assets and the assumed liabilities was $5.0 million. The allocation of the opening balance sheet of LCM as of July 1, 2013 is as follows (in thousands):

Current Assets	$6,723
Property plant and equipment	933
Intangibles	1,437
Goodwill	2,477
Total assets	$11,570

Current Liabilites	$4,821
Short term debt	4,643
Non-current liabilities	1,726
Total liabilities	$11,190

Cash expended, net of cash acquired	380
Indebtedness assumed	4,643
Total purchase price	$5,023

HURCO COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

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

		Remaining Economic Useful Life
Trademark/name	$274	13 years
Technology and manufacturing know how	1,111	13 years
Customer relationships	52	16 years
	$1,437

Intangible asset amortization expense was $31,000 for fiscal 2013. Annual intangible asset amortization expense for the next five fiscal years is estimated to be $119,000 per year.

The excess purchase price over the fair value of the assets acquired and the liabilities assumed was recorded as goodwill in the amount of $2.5 million. Goodwill recognized in the acquisition relates primarily to advancing our machine tool technology and expanding our current product offering. We expect the amount recorded as goodwill to be fully deductible for tax purposes.

The results of operations of LCM have been included in the consolidated financial statements from the date of acquisition. We incurred various costs related to the purchase of the LCM assets, including professional fees for due diligence, legal fees and accounting services. These costs totaled approximately $675,000 for the fiscal year ending October 31, 2013, and have been recorded as Selling, general and administrative expenses in the Consolidated Statements of Income.

5.	CREDIT AGREEMENTS AND BORROWINGS

At October 31, 2012, we were party to a credit agreement that provided us with a $15.0 million revolving credit facility and maximum outstanding letters of credit of $3.0 million. Borrowings under this agreement could have been used for general corporate purposes and bore interest at a floating rate, based either on LIBOR or the prime rate, plus an applicable margin.  The agreement contained financial covenants, including restrictions on incurring additional debt, making acquisitions, or paying dividends if we report a cumulative net loss for four consecutive quarters.

On December 7, 2012, we entered into a new credit agreement to replace our prior credit agreement. Under the prior credit agreement, we had a $15.0 million unsecured revolving credit facility, a letter of credit facility with a maximum amount for outstanding letters of credit of $3.0 million and a backup letter of credit facility in the amount of 100 million New Taiwan Dollars or approximately $3.4 million.  Pursuant to the new credit agreement, the lenders provided us with a $12.5 million unsecured revolving credit and letter of credit facility, with a $3.0 million maximum amount for outstanding letters of credit.

HURCO COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Borrowings under the new credit agreement bear interest at a LIBOR-based rate or a floating rate of 1% above the prevailing prime rate. The floating rate will not be less than the greatest of (a) a one month LIBOR-based rate plus 1.00% per annum, (b) the federal funds effective rate plus 0.50% per annum, and (c) the prevailing prime rate. The rate we must pay for that portion of the new credit agreement which is not utilized is 0.05% per annum.

Further, the new credit agreement replaces the financial covenants that were in the prior credit agreement with a minimum working capital requirement of $90.0 million and a minimum tangible net worth requirement of $120.0 million. The new credit agreement also permits us to pay cash dividends in an amount not to exceed $1.0 million per calendar year so long as we are not in default before and after giving effect to such dividends.  The remaining covenants in the new credit agreement are substantially the same as those that were in the prior credit agreement.

We also have a £1.0 million revolving credit facility in the United Kingdom and a €1.5 million revolving credit facility in Germany. As of December 30, 2013, the uncommitted 100.0 million New Taiwan Dollar credit facility expired.

On March 7, 2011 we entered into an uncommitted credit facility in China in the amount of 20.0 million Chinese Yuan (approximately $3.3 million) and amended our domestic credit agreement to accommodate the new facility. We also have an uncommitted credit facility in China in the amount of 40.0 million Chinese Yuan (approximately $6.6 million) that will expire on February 22, 2014.

All of our credit facilities are unsecured.

At October 31, 2013, we had $3.3 million of borrowings outstanding under our credit facility in China and $383,000 of secured borrowings assumed in the LCM acquisition. At October 31, 2012, we had $3.2 million of borrowings outstanding under our credit facility in China, but had no other debt or borrowings under any of our other credit facilities. At October 31, 2013, we were in compliance with all covenants contained in the related credit agreements and, as of that date, we had unutilized credit facilities of $22.8 million.

6.	FINANCIAL INSTRUMENTS

Estimated Fair Value of Financial Instruments

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

HURCO COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

In accordance with this guidance, the following table represents the fair value hierarchy for our financial assets and liabilities measured at fair value as of October 31, 2013 (in thousands):

	Assets		Liabilities
	October 31,	October 31,	October 31,	October 31,
	2013	2012	2013	2012
Level 1
Deferred compensation	$1,073	$861	$-	$-

Level 2
Derivatives	$699	$708	$1,212	$569

Recurring Fair Value Measurements

Included in Level 1 assets are mutual fund investments under a nonqualified deferred compensation plan. We estimate the fair value of these investments on a recurring basis using market prices which are readily available.

Included as Level 2 fair value measurements are derivative assets and liabilities related to gains and losses on foreign currency forward exchange contracts entered into with a third party. We estimate the fair value of these derivatives on a recurring basis using foreign currency exchange rates obtained from active markets. Derivative instruments are reported in the accompanying consolidated financial statements at fair value. We have derivative financial instruments in the form of foreign currency forward exchange contracts as described in Note 1 of Notes to Consolidated Financial Statements in which the U.S. Dollar equivalent notional amount of these contracts was $105.0 million and $107.3 million at October 31, 2013 and 2012, respectively. The fair value of Derivative assets recorded on our Consolidated Balance Sheets at October 31, 2013 and 2012 was $699,000 and $708,000, respectively. The fair value of Derivative liabilities recorded on our Consolidated Balance Sheets at October 31, 2013 and 2012 was $1.2 million and $569,000, respectively.

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

Nonrecurring Fair Value Measurements

Certain nonfinancial assets and liabilities are measured at fair value on a nonrecurring basis and are subject to fair value adjustments in certain circumstances, such as when there is evidence of impairment. Assets and liabilities acquired in business combinations are recorded at their fair value as of the date of acquisition. Refer to Note 4 for the fair values of assets acquired and liabilities assumed in connection with the LCM acquisition.

HURCO COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

We review for goodwill impairment annually and whenever events or changes in circumstances indicate our carrying value may not be recoverable. The fair value of reporting units is determined using the income approach. The income approach focusses on the income-producing capability of an asset, measuring the current value of the asset by calculating the present value of its future economic benefits such as cash earnings, cost savings, corporate tax structure and product offerings. Value indications are developed by discounting expected cash flows to their present value at a rate of return that incorporates the risk-free rate for the use of funds, the expected rate of inflation and risks associated with the reporting unit. These assets would generally be classified within Level 3, in the event that we were required to measure and record such assets at fair value within the consolidated financial statements. See Note 1 for further information on goodwill.

We periodically evaluate the carrying value of long-lived assets to be held and used, including definite-lived and indefinite-lived intangible assets and property plant and equipment, when events or circumstances warrant such a review. Fair value is determined primarily using anticipated cash flows assumed by a market participant discounted at a rate commensurate with the risk involved and these assets would generally be classified within Level 3, in the event that we were required to measure and record such assets at fair value within the consolidated financial statements.

7.	INCOME TAXES

In the fiscal years set forth below, the provision (benefit) for income taxes consisted of the following:

(in thousands)	Year Ended October 31,
	2013	2012	2011

Current:
U.S. taxes	$737	$5,460	$3,272
Foreign taxes	2,606	2,612	2,595
	3,343	8,072	5,867
Deferred:
U.S. taxes	855	(1,931)	(1,452)
Foreign taxes	54	85	80
	909	(1,846)	(1,372)
	$4,252	$6,226	$4,495

A comparison of income tax expense at the U.S. statutory rate of 35% to the Company’s effective tax rate is as follows:

Income (Loss) before income taxes (in thousands):	Year Ended October 31,
	2013	2012	2011
Domestic	$4,524	$12,432	$6,098
Foreign	7,918	9,432	9,521
Earnings (Loss) before taxes on income	$12,442	$21,864	$15,619
Tax rates:
U.S. statutory rate	35%	35%	35%
Effect of tax rate of international jurisdictions different than U.S. statutory rates	(6)%	(6)%	(5)%
Valuation allowance	5%	1%	(1)%
State taxes	1%	1%	1%
Tax Credits	(3)%	(2)%	(2)%
Other	2%	(1)%	1%
Effective tax rate	34%	28%	29%

HURCO COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

We have not made any provision for U.S. income taxes on the undistributed earnings of our wholly-owned foreign subsidiaries based upon our determination that such earnings will be indefinitely reinvested.  Undistributed earnings of our wholly-owned foreign subsidiaries at October 31, 2013 are approximately $63.3 million. In the event these earnings are later distributed to the U.S., such distributions would likely result in additional U.S. tax that may be offset, at least in part by associated foreign tax credits.

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

As of October 31, 2013, we have deferred tax assets established for accumulated net operating loss carryforwards of $1.2 million, primarily related to state and foreign jurisdictions.  We also have deferred tax assets for research and development tax credits. We have established a valuation allowance against some of these carryforwards due to the uncertainty of their full realization.  As of October 31, 2013 and 2012, the balance of this valuation allowance was $1.2 million and $460,000, respectively.

Significant components of our deferred tax assets and liabilities at October 31, 2013 and 2012 were as follows (in thousands):

	October 31,
	2013	2012
Deferred Tax Assets:
Net derivative instruments	$411	$-
Accrued inventory reserves	1,002	907
Accrued warranty expenses	154	171
Compensation related expenses	1,572	1,367
Other accrued expenses	191	140
Net operating loss and credit carryforwards	1,468	922
Other	409	288
	5,207	3,795
Less: Valuation allowance on net operating loss and credit carryforwards	(1,199)	(460)
Deferred tax assets	4,008	3,335

Deferred Tax Liabilities:
Net derivative instruments	-	(799)
Property and equipment and capitalized software development costs	(1,814)	(1,932)
Unrealized exchange gain/loss	(359)	(106)
Other	(498)	(219)

Net deferred tax assets	$1,337	$279

As of October 31, 2013, we had deferred tax assets relating to net operating losses carryforwards for international and U.S. income tax purposes of $1.2 million, of which $1.0 million will expire within 5 years and $201,000 will expire between 5 and 20 years. We also had deferred tax assets relating to tax credits of $234,000 which will expire between 10 and 20 years.

HURCO COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding the related accrual for interest or penalties, is as follows (in thousands):

	2013	2012	2011
Balance, beginning of year	$118	$244	$178
Additions based on tax positions related to the current year	1,217	5	66
Additions (reductions) related to prior years tax positions	23	(131)	—
Reductions due to statute expiration	(74)	—	—

Balance, end of year	$1,284	$118	$244

The entire balance of the unrecognized tax benefits and related interest at October 31, 2013, if recognized, would favorably affect the effective tax rate in future periods.

We recognize accrued interest and penalties related to unrecognized tax benefits as components of our income tax provision.  As of October 31, 2013, the gross amount of interest accrued, reported in other liabilities, was approximately $7,000, which did not include the federal tax benefit of interest deductions. The statute of limitations with respect to unrecognized tax benefits will expire between July 2015 and July 2018.

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

We file income tax returns in the U.S. federal jurisdiction and various states, local, and non-U.S. jurisdictions. We are under audit by the Internal Revenue Service (IRS) for our federal income tax returns for fiscal years 2011 and 2012. We have been notified by the German taxing authority that they will be auditing the tax returns for fiscal years 2009 to 2012.

A summary of open tax years by major jurisdiction is presented below:

United States federal	Certain fiscal years from 2006 through the current period
Indiana	Fiscal 2008 through the current period
California	Fiscal 2007 through the current period
Germany¹	Fiscal 2009 through the current period
Taiwan	Fiscal 2008 through the current period

¹ Includes federal as well as state, provincial or similar local jurisdictions, as applicable.

8.	EMPLOYEE BENEFITS

We have defined contribution plans that include a majority of our employees, under which our matching contributions are primarily discretionary. The purpose of these plans is generally to provide additional financial security during retirement by providing employees with an incentive to save throughout their employment. Our contributions and related expense totaled $787,000, $459,000, and $274,000, for the fiscal years ended October 31, 2013, 2012 and 2011, respectively.

HURCO COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

9.	STOCK-BASED COMPENSATION

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

During fiscal 2013, 2012 and 2011, we recorded approximately $979,000, $870,000 and $470,000, respectively, of stock-based compensation expense related to grants under the plans. As of October 31, 2013, there was approximately $896,000 of total unrecognized stock-based compensation cost that we expect to recognize by the end of the first quarter of fiscal 2016.

During fiscal 2013, options to purchase 11,369 shares were exercised, resulting in cash proceeds of approximately $303,000.

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

HURCO COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

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

A reconciliation of the Company’s restricted stock activity and related information is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at October 31, 2012	55,718	$22.84
Shares granted	19,213	24.85
Shares vested	(6,475)	27.00
Shares cancelled	—	—
Unvested at October 31, 2013	68,456	$23.01

HURCO COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

A summary of the status of the options as of October 31, 2013, 2012 and 2011 and the related activity for the year is as follows:

	Shares Under Option	Weighted Average Exercise Price Per Share
Balance October 31, 2010	115,369	$20.66
Granted	—	—
Cancelled	—	—
Expired	—	—
Exercised	—	—
Balance October 31, 2011	115,369	$20.66
Granted	45,236	21.45
Cancelled	(5,000)	26.69
Expired	—	—
Exercised	(500)	2.15
Balance October 31, 2012	155,105	$20.75
Granted	24,976	23.30
Cancelled	—	—
Expired	—	—
Exercised	(11,369)	26.69
Balance October 31, 2013	168,712	$20.73

The total intrinsic value of stock options exercised during the twelve months ended October 31, 2013, 2012 and 2011 was approximately $0, $10,000 and $0, respectively.

HURCO COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

As of October 31, 2013, the total intrinsic value of outstanding stock options already vested and expected to vest and the intrinsic value of options that are outstanding and exercisable was $786,000. Stock options outstanding and exercisable on October 31, 2013, are as follows:

Range of Exercise Prices Per Share	Shares Under Option	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life in Years
Outstanding
$14.82	30,000	$14.82	6.1
14.88	21,000	14.88	5.5
18.13	20,000	18.13	6.5
21.45	45,236	21.45	8.1
23.30	24,976	23.30	9.1
26.69	17,500	26.69	3.0
35.83	10,000	35.83	4.6
$14.82 – 35.83	168,712	$20.73	6.7
Exercisable
$14.82	30,000	$14.82	6.1
14.88	14,000	14.88	3.6
18.13	20,000	18.13	6.5
21.45	15,079	21.45	2.7
26.69	17,500	26.69	3.0
35.83	10,000	35.83	4.6
$14.82 – 35.83	106,579	$20.31	4.7

10.	RELATED PARTY TRANSACTIONS

As of October 31, 2013, we owned approximately 35% of the outstanding shares of a Taiwanese-based contract manufacturer, Hurco Automation, Ltd. (HAL). HAL’s scope of activities includes the design, manufacture, sales and distribution of industrial automation products, software systems and related components, including control systems and components produced under contract for sale exclusively to us. We are accounting for this investment using the equity method. The investment of $2.7 million and $2.4 million at October 31, 2013 and 2012 is included in Investments and other assets, net on the Consolidated Balance Sheets. Purchases of product from HAL amounted to $9.8 million, $10.2 million and $9.1 million in 2013, 2012 and 2011, respectively. Sales of product to HAL were $1.5 million, $1.8 million and $1.9 million for the years ended October 31, 2013, 2012 and 2011, respectively. Trade payables to HAL were $1.3 million and $1.2 million at October 31, 2013 and 2012, respectively. Trade receivables from HAL were $287,000 and $146,000 at October 31, 2013 and 2012, respectively.

Summary unaudited financial information for HAL’s operations and financial conditions is as follows:

(in thousands)	2013	2012	2011
Net Sales	$12,312	$12,252	$10,938
Gross Profit	1,949	1,735	1,284
Operating Income (Loss)	544	340	(97)
Net Income (Loss)	747	882	202

Current Assets	$8,755	$7,091	$8,201
Non-current Assets	2,820	2,610	2,133
Current Liabilities	2,846	1,702	3,298

HURCO COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

11.	CONTINGENCIES AND LITIGATION

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

From time to time, our subsidiaries guarantee third party payment obligations in connection with the sale of machines to customers that use financing. We follow FASB guidance for accounting for contingencies with respect to these guarantees. As of October 31, 2013, we had 20 outstanding third party payment guarantees totaling approximately $1.6 million. The terms of these guarantees are consistent with the underlying customer financing terms. Upon shipment of a machine, the customer has the risk of ownership. The customer does not obtain title, however, until it has paid for the machine. A retention of title clause allows us to recover the machine if the customer defaults on the financing. We accrue for potential liabilities under these guarantees when we believe a loss is probable and can be estimated.

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

	2013	2012	2011
Balance, beginning of year	$1,623	$1,725	$1,591
Provision for warranties during the year	3,811	3,473	3,142
Charges to the accrual	(3,670)	(3,567)	(2,993)
Impact of foreign currency translation	14	(8)	(15)
Balance, end of year	$1,778	$1,623	$1,725

The increase in warranty charges from fiscal 2011 to 2012 is in line with the increased volume of computerized machine tool sales. The warranty accrual increased from fiscal 2012 to 2013 as actual claims for specific warranties accrued in the prior year were more than anticipated resulting in an adjustment to the provision for warranties during the year.

HURCO COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

13. OPERATING LEASES

We lease facilities, certain equipment and vehicles under operating leases that expire at various dates through 2019. Future payments required under operating leases as of October 31, 2013, are summarized as follows (in thousands):

2014	$3,013
2015	1,699
2016	1,127
2017	601
2018 and thereafter	508
Total	$6,948

Lease expense for the years ended October 31, 2013, 2012, and 2011 was $3.6 million, $3.3 million, and $3.0 million, respectively.

We recorded approximately $151,000 of lease income during fiscal 2013 from leasing 45,000 square feet of our Indianapolis facility. The lease expires on April 30, 2016.

HURCO COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

14. QUARTERLY HIGHLIGHTS (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2013 (In thousands, except per share data)

Sales and service fees	$44,085	$49,619	$45,158	$53,942

Gross profit	12,916	15,283	11,715	15,142

Gross profit margin	29%	31%	26%	28%

Selling, general and administrative expenses	8,920	10,679	10,012	11,802

Operating income	3,996	4,604	1,703	3,340

Provision for income taxes	1,445	1,329	263	1,215

Net income	2,254	3,183	854	1,899

Income per common share – basic	$0.35	$0.49	$0.13	$0.29

Income per common share – diluted	$0.34	$0.48	$0.13	$0.29

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2012 (In thousands, except per share data)

Sales and service fees	$51,126	$45,965	$49,959	$56,067

Gross profit	16,484	13,393	16,084	17,220

Gross profit margin	32%	29%	32%	31%

Selling, general and administrative expenses	9,730	9,288	10,272	11,870

Operating income	6,754	4,105	5,812	5,350

Provision for income taxes	2,263	1,103	1,641	1,219

Net income	4,633	2,962	3,957	4,086

Income per common share – basic	$0.71	$0.46	$0.61	$0.63

Income per common share – diluted	$0.71	$0.45	$0.61	$0.63

15.	SEGMENT INFORMATION

We operate in a single segment: industrial automation equipment. We design and produce interactive computer control systems and software, computerized machine tools, and machine tool components and accessories for sale through our own distribution network to the worldwide metal working market. We also provide software options, control upgrades, accessories and replacement parts for our products, as well as customer service and training support. The results related to the business being operated by LCM from the date we acquired the business, July 1, 2013, are included within the industrial automation systems segment.

HURCO COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

We sell our products through more than 100 independent agents and distributors throughout North America, Europe and Asia. Our line is the primary line for the majority of our distributors globally even though some may carry competitive products. We also have our own direct sales and service organizations in China, France, Germany, India, Italy, Poland, Singapore, South Africa, the United Kingdom, and certain areas of the United States, which are among the world's principal machine tool consuming countries. During fiscal 2013, no distributor accounted for more than 5% of our sales and service fees. In fiscal 2013, approximately 68% of our revenues were from overseas customers and no single end-user of our products accounted for more than 5% of our total sales and service fees.

The following table sets forth the contribution of each of our product groups to our total sales and service fees during each of the past three fiscal years (in thousands):

Net Sales and Service Fees by Product Category

	Year ended October 31,
	2013	2012	2011

Computerized Machine Tools	$166,896	$179,337	$156,736
Computer Control Systems and Software *	3,066	2,947	3,322
Service Parts	16,474	15,299	14,836
Service Fees	6,368	5,534	5,506
Total	$192,804	$203,117	$180,400

*Amounts shown do not include computer control systems and software sold as an integrated component of computerized machine systems.

The following table sets forth revenues by geographic area, based on customer location, for each of the past three fiscal years (in thousands):

Revenues by Geographic Area

	Year Ended October 31,
	2013	2012	2011

North America	$60,660	$60,500	$47,599

Germany	43,597	49,979	47,162
United Kingdom	27,343	28,914	22,463
Italy	8,738	6,038	5,192
France	10,918	9,970	10,227
Other Europe	22,738	23,145	23,205
Total Europe	113,334	118,046	108,249

Asia	17,401	23,216	21,552
Other Foreign	1,409	1,355	3,000
Total Foreign	132,144	142,617	132,801
	$192,804	$203,117	$180,400

Long-lived tangible assets, net by geographic area were (in thousands):

	As of October 31,
	2013	2012
United States	$6,523	$6,633
Foreign countries	7,063	6,677
	$13,586	$13,310

HURCO COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Net assets by geographic area were (in thousands):

	As of October 31,
	2013	2012
North America	$69,450	$73,449
Europe	59,498	48,571
Asia	22,543	21,773
	$151,491	$143,793

16.                NEW ACCOUNTING PRONOUNCEMENTS

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

Item 9.         Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.      CONTROLS AND PROCEDURES

Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2013, pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of the evaluation date.

There have been no changes in our internal control over financial reporting that occurred during the fourth quarter of the fiscal year ended October 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

On July 1, 2013, we completed the purchase of the machine tool component business of an Italian manufacturer that we are operating through our subsidiary, LCM. The acquired business included certain previously existing information systems and internal control over financial reporting. In conducting our evaluation of effectiveness of our internal control over financial reporting, we have elected to exclude the acquired business from our fiscal 2013 evaluation, as permitted under SEC rules. We are currently in the process of evaluating and integrating the acquired business’s historical internal control over financial reporting with ours.

Item 9B.      OTHER INFORMATION

During the fourth quarter of fiscal 2013, the Audit Committee of the Board of Directors did not engage our independent registered public accounting firm to perform any new non-audit services. This disclosure is made pursuant to Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002.

The following graph illustrates the cumulative total shareholder return on our common stock for the five-year period ended October 31, 2013, as compared to (1) the Russell 2000, (2) a group of U.S. companies in the same three digit Standard Industrial Classification group as Hurco (SIC 3540-3549 – Metal Working Machinery and Equipment) (the SIC group) and (3) a new peer group of seventeen U.S. manufacturing companies. We used the SIC group in the performance graph included in the Annual Report on Form 10-K for fiscal 2012. The Compensation Committee of our Board of Directors is using the new peer group to assist it in making compensation decisions. We believe the new peer group better reflects our operations and industry than the SIC group. The comparisons in this table are required by the SEC and are not intended to forecast or be indicative of possible future performance of our common stock.

	10/08	10/09	10/10	10/11	10/12	10/13

Hurco Companies, Inc.	100.00	70.67	81.78	116.09	102.13	109.25
Russell 2000	100.00	106.46	134.75	143.79	161.16	219.64
Peer Group	100.00	98.33	118.11	131.94	129.79	200.09
Peer Group - SIC Codes 3540-3549	100.00	125.74	172.57	180.96	198.41	262.67

PART III

Item 10.       DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated herein by reference to the definitive proxy statement for our 2014 annual meeting of shareholders except that the information required by Item 10 regarding our executive officers is included herein under a separate caption at the end of Part I.

Item 11.       EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the definitive proxy statement for our 2014 annual meeting of shareholders.

Item 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated herein by reference to the definitive proxy statement for our 2014 annual meeting of shareholders.

Item 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to the definitive proxy statement for our 2014 annual meeting of shareholders.

Item 14.       PRINCIPal ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated herein by reference to the definitive proxy statement for our 2014 annual meeting of shareholders.

PART IV

Item 15.       Exhibits AND Financial Statement Schedules

(a)	1.	Financial Statements. The following consolidated financial statements of Registrant are included herein under Item 8 of Part II:

2.	Financial Statement Schedule. The following financial statement schedule is included in this Item.

Page
Schedule II - Valuation and Qualifying Accounts and Reserves	65

All other financial statement schedules are omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

(b)	Exhibits

Exhibits being filed with this Form 10-K or incorporated herein by reference are listed on page 67.

Schedule II - Valuation and Qualifying Accounts and Reserves

for the years ended October 31, 2013, 2012, and 2011

(Dollars in thousands)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts		Deductions		Balance at End of Period
Allowance for doubtful accounts for the year ended:

October 31, 2013	$384	$88	$124	(1)	$56	(2)	$540

October 31, 2012	$608	$88	$—		$312	(3)	$384

October 31, 2011	$497	$315	$—		$204	(4)	$608

Income tax valuation allowance for the year ended:

October 31, 2013	$460	$739	$—		$—		$1,199

October 31, 2012	$487	$360	$—		$387		$460

October 31, 2011	$961	$72	$—		$546		$487

(1) Allowance for doubtful accounts acquired in LCM S.r.l. acquisition.

(2) Receivable write-offs of $56,000.

(3) Receivable write-offs of $312,000.

(4) Receivable write-offs of $204,000

EXHIBITS INDEX

Exhibits Filed. The following exhibits are filed with this report:

21	Subsidiaries of the Registrant.
23	Consent of Independent Registered Public Accounting Firm, Ernst & Young LLP
31.1	Certification by the Chief Executive Officer, pursuant to Rule 13a-15(b) under the Securities and Exchange Act of 1934, as amended.
31.2	Certification by the Chief Financial Officer, pursuant to Rule 13a-15(b) under the Securities and Exchange Act of 1934, as amended.
32.1	Certification by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

*	Pursuant to Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

Exhibits Incorporated by Reference. The following exhibits are incorporated into this report:

3.1	Amended and Restated Articles of Incorporation of the Registrant, incorporated by reference to Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended July 31, 2000.
3.2	Amended and Restated By-Laws of the Registrant as amended through July 8, 2009, incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2009.
10.2	Credit Agreement dated as of December 7, 2012 between Hurco Companies, Inc. and JP Morgan Chase Bank, N.A., incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed December 10, 2012.
10.3*	Employment Agreement dated March 15, 2012, between Hurco Companies, Inc. and Michael Doar, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed March 16, 2012.
10.4*	Employment Agreement dated March 15, 2012, between Hurco Companies, Inc. and John G. Oblazney, incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed March 16, 2012.
10.5*	Employment Agreement dated March 15, 2012, between Hurco Companies, Inc. and John P. Donlon, incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed March 16, 2012.
10.6*	Employment Agreement dated March 15, 2012, between Hurco Companies, Inc. and Gregory S. Volovic, incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed March 16, 2012.
10.7*	Employment Agreement dated March 15, 2012, between Hurco Companies, Inc. and Sonja McClelland, incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed March 16, 2012.
10.8*	Amended 1997 Stock Option and Incentive Plan, incorporated by reference as Exhibit 10 to the Registrant’s Quarterly Report on Form 10-Q filed for the quarter ended July 31, 2005.
10.9*	Hurco Companies, Inc. 2008 Equity Incentive Plan, incorporated by reference to Appendix A of the Registrant’s definitive Proxy Statement on Schedule 14A filed January 28, 2008.
10.10*	Form of restated split-dollar insurance agreement, incorporated by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K for the year ended October 31, 2008.
10.11*	Form of Restricted Stock Award Agreement – Employee, incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended January 31, 2011.
10.12*	Form of Restricted Stock Award Agreement – Director, incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended January 31, 2011.

*	The indicated exhibit is a management contract, compensatory plan or arrangement required to be listed by Item 601 of Regulation S-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, this 10th day of January, 2014.

HURCO COMPANIES, INC.

By:	/s/ John G. Oblazney
John G. Oblazney
Vice-President, Secretary,
Treasurer and
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature and Title(s)	Date

/s/ Michael Doar	January 10, 2014
Michael Doar, Chairman of the Board,
Chief Executive Officer
of Hurco Companies, Inc.
(Principal Executive Officer)

/s/ John G. Oblazney	January 10, 2014
John G. Oblazney
Vice-President,
Secretary, Treasurer and
Chief Financial Officer
of Hurco Companies, Inc.
(Principal Financial Officer)

/s/ Sonja K. McClelland	January 10, 2014
Sonja K. McClelland
Corporate Controller, Assistant Secretary
of Hurco Companies, Inc.
(Principal Accounting Officer)

/s/ Robert W. Cruickshank	January 10, 2014
Robert W. Cruickshank, Director

/s/ Philip James	January 10, 2014
Philip James, Director

/s/ Michael P. Mazza	January 10, 2014
Michael P. Mazza, Director

/s/ Andrew Niner	January 10, 2014
Andrew Niner, Director

/s/ Richard Porter	January 10, 2014
Richard Porter, Director

/s/ Janaki Sivanesan	January 10, 2014
Janaki Sivanesan, Director

/s/ Ronald Strackbein	January 10, 2014
Ronald Strackbein, Director

