Form 10-Q
period 2014-01-31
HURCO COMPANIES INC
filed 2014-03-07
CIK 315374

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended January 31, 2014 or
☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to _________.

Commission File No. 0-9143

HURCO COMPANIES, INC.

(Exact name of registrant as specified in its charter)

Indiana	35-1150732
(State or other jurisdiction of	(I.R.S. Employer Identification Number)
incorporation or organization)

One Technology Way
Indianapolis, Indiana	46268
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code    (317) 293-5309

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

The number of shares of the Registrant's common stock outstanding as of March 3, 2014 was 6,482,344.

HURCO COMPANIES, INC.

January 2014 Form 10-Q Quarterly Report

Table of Contents

	Part I - Financial Information

Item 1.	Financial Statements

	Condensed Consolidated Statements of Income
	Three months ended January 31, 2014 and 2013	3

	Condensed Consolidated Statements of Comprehensive Income
	Three months ended January 31, 2014 and 2013	4

	Condensed Consolidated Balance Sheets
	As of January 31, 2014 and October 31, 2013	5

	Condensed Consolidated Statements of Cash Flows
	Three months ended January 31, 2014 and 2013	6

	Condensed Consolidated Statements of Changes in Shareholders' Equity
	Three months ended January 31, 2014 and 2013	7

	Notes to Condensed Consolidated Financial Statements	8

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	18

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22

Item 4.	Controls and Procedures	24

	Part II - Other Information

Item 1.	Legal Proceedings	25

Item 1A.	Risk Factors	25

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 5.	Other Information	25

Item 6.	Exhibits	26

Signatures		27

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

HURCO COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Three Months Ended
	January 31
	2014	2013
	(Unaudited)

Sales and service fees	$50,970	$44,085

Cost of sales and service	37,051	31,169

Gross profit	13,919	12,916

Selling, general and administrative expenses	10,600	8,920

Operating income	3,319	3,996

Interest expense	77	65

Interest income	16	16

Investment income	31	11

Other expense, net	16	259

Income before taxes	3,273	3,699

Provision for income taxes	904	1,445

Net income	$2,369	$2,254

Income per common share

Basic	$.36	$.35
Diluted	$.36	$.34

Weighted average common shares outstanding

Basic	6,477	6,447
Diluted	6,514	6,484

Dividends paid per share	$.05	—

The accompanying notes are an integral part of the condensed consolidated financial statements.

HURCO COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Three Months Ended
	January 31
	2014	2013
	(Unaudited)

Net income	$2,369	$2,254

Other comprehensive income (loss):

Translation of foreign currency financial statements	(713)	860

(Gain) / loss on derivative instruments reclassified into operations, net of tax $147 and $(346), respectively	256	(607)

Gain / (loss) on derivative instruments, net of tax $(254) and $(560), respectively	(441)	(984)

Total other comprehensive income (loss)	(898)	(731)
Comprehensive income	$1,471	$1,523

The accompanying notes are an integral part of the condensed consolidated financial statements.

HURCO COMPANIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per-share data)

	January 31 2014	October 31 2013
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$47,993	$42,804
Accounts receivable, net	34,579	36,139
Refundable taxes	3	6
Inventories, net	93,708	95,260
Deferred income taxes	2,218	2,080
Derivative assets	736	699
Other	9,089	8,014
Total current assets	188,326	185,002

Non-current assets:
Property and equipment:
Land	782	782
Building	7,326	7,326
Machinery and equipment	18,870	19,059
Leasehold improvements	3,577	3,634
	30,555	30,801
Less accumulated depreciation and amortization	(18,609)	(18,502)
	11,946	12,299
Software development costs, less accumulated amortization	3,697	3,714
Goodwill	2,789	2,807
Intangible assets, net	2,041	2,155
Investments and other assets, net	5,445	5,258
	$214,244	$211,235

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$39,093	$35,527
Accrued expenses and other	11,660	13,504
Accrued warranty expenses	1,735	1,778
Derivative liabilities	1,447	1,212
Short-term debt	3,301	3,665
Total current liabilities	57,236	55,686

Non-current liabilities:
Deferred income taxes	744	743
Accrued tax liability	1,135	1,103
Deferred credits and other	2,245	2,212
Total liabilities	61,360	59,744

Shareholders’ equity:
Preferred stock: no par value per share, 1,000,000 shares authorized, no shares issued	—	—
Common stock: no par value, $.10 stated value per share, 12,500,000 shares authorized, 6,571,986 and 6,533,510 shares issued; and 6,482,344 and 6,465,054 shares outstanding, as of January 31, 2014 and October 31, 2013, respectively	648	647
Additional paid-in capital	54,943	54,698
Retained earnings	100,175	98,130
Accumulated other comprehensive loss	(2,882)	(1,984)
Total shareholders’ equity	152,884	151,491
	$214,244	$211,235

The accompanying notes are an integral part of the condensed consolidated financial statements.

HURCO COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended January 31
	2014	2013
	(Unaudited)
Cash flows from operating activities:
Net income	$2,369	$2,254
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Provision for doubtful accounts	(82)	(43)
Deferred income taxes	3	(316)
Equity in income of affiliates	(84)	(56)
Depreciation and amortization	735	917
Foreign currency (gain) loss	735	(1,897)
Unrealized (gain) loss on derivatives	138	939
Stock-based compensation	246	248
Change in assets and liabilities:
(Increase) decrease in accounts receivable and refundable taxes	1,496	4,147
(Increase) decrease in inventories	666	428
Increase (decrease) in accounts payable	4,195	33
Increase (decrease) in accrued expenses	(1,669)	(2,848)
Net change in derivative assets and liabilities	411	(233)
Other	(2,382)	516
Net cash provided by (used for) operating activities	6,777	4,089

Cash flows from investing activities:
Purchase of property and equipment	(336)	(531)
Software development costs	(183)	(305)
Other investments	(205)	(30)
Proceeds from sale of equipment	126	—
Net cash provided by (used for) investing activities	(598)	(866)

Cash flows from financing activities:
Dividends paid	(324)	—
Repayment of short-term debt	(384)	—
Net cash provided by (used for) financing activities	(708)	—

Effect of exchange rate changes on cash	(282)	115

Net increase (decrease) in cash and cash equivalents	5,189	3,338

Cash and cash equivalents at beginning of period	42,804	35,770

Cash and cash equivalents at end of period	$47,993	$39,108

The accompanying notes are an integral part of the condensed consolidated financial statements.

HURCO COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

For the three months ended January 31, 2014 and 2013

(Unaudited)

(In thousands, except shares outstanding)	Common stock		Additional		Accumulated other comprehensive
	Shares outstanding	Amount	paid-in capital	Retained earnings	income (loss)	Total

Balances, October 31, 2012	6,447,210	$645	$53,415	$90,586	$(853)	$143,793

Net income	—	—	—	2,254	—	2,254

Other comprehensive loss	—	—	—	—	(731)	(731)

Stock-based compensation	—	—	248	—	—	248

Balances, January 31, 2013 (Unaudited)	6,447,210	$645	$53,663	$92,840	$(1,584)	$145,564

Balances, October 31, 2013	6,465,054	$647	$54,698	$98,130	$(1,984)	$151,491

Net income	—	—	—	2,369	—	2,369

Other comprehensive loss	—	—	—	—	(898)	(898)

Stock-based compensation	17,290	1	245	—	—	245

Dividends paid	—	—	—	(324)	—	(324)

Balances, January 31, 2014 (Unaudited)	6,482,344	$648	$54,943	$100,175	$(2,882)	$152,884

The accompanying notes are an integral part of the condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	GENERAL

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

The condensed financial information as of January 31, 2014 and for the three months ended January 31, 2014 and January 31, 2013 is unaudited. However, in our opinion, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary to present fairly our consolidated financial position, results of operations, changes in shareholders’ equity and cash flows at the end of the interim periods. We suggest that you read these condensed consolidated financial statements in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended October 31, 2013.

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

We had forward contracts outstanding as of January 31, 2014, denominated in Euros, Pounds Sterling and New Taiwan Dollars with set maturity dates ranging from February 2014 through January 2015. The contract amounts, expressed at forward rates in U.S. Dollars at January 31, 2014, were $31.7 million for Euros, $10.9 million for Pounds Sterling and $21.4 million for New Taiwan Dollars. At January 31, 2014, we had approximately $1.2 million of losses, net of tax, related to cash flow hedges deferred in Accumulated other comprehensive loss. Included in this amount were $640,000 of unrealized losses, net of tax, related to cash flow hedge instruments that remain subject to currency fluctuation risk. The majority of these deferred losses will be recorded as an adjustment to Cost of sales and service in periods through January 2015, when the corresponding inventory that is the subject of the related hedge contracts are sold, as described above.

We are also exposed to foreign currency exchange risk related to our investment in net assets in foreign countries. To manage this risk, we have maintained a forward contract with a notional amount of €3.0 million. We designated this forward contract as a hedge of our net investment in Euro denominated assets. We selected the forward method under Financial Accounting Standards Board, or FASB, guidance related to the accounting for derivatives instruments and hedging activities. The forward method requires all changes in the fair value of the contract to be reported as a cumulative translation adjustment in Accumulated other comprehensive loss, net of tax, in the same manner as the underlying hedged net assets. This forward contract matures in November 2014. At January 31, 2014, we had $235,000 of realized gains and $8,000 of unrealized gains, net of tax, recorded as cumulative translation adjustments in Accumulated other comprehensive loss related to these forward contracts.

Derivatives Not Designated as Hedging Instruments

We enter into foreign currency forward exchange contracts to protect against the effects of foreign currency fluctuations on receivables and payables denominated in foreign currencies. These derivative instruments are not designated as hedges under the FASB guidance and, as a result, changes in their fair value are reported currently as Other expense, net in the Condensed Consolidated Statements of Operations consistent with the transaction gain or loss on the related receivables and payables denominated in foreign currencies.

We had forward contracts outstanding as of January 31, 2014, in Euros, Pounds Sterling, Canadian Dollars, the South African Rand, and the New Taiwan Dollar with set maturity dates ranging from February 2014 through April 2014. The contract amounts at forward rates in U.S. Dollars at January 31, 2014 totaled $47.0 million.

Fair Value of Derivative Instruments

We recognize the fair value of derivative instruments as assets and liabilities on a gross basis on our Condensed Consolidated Balance Sheets. As of January 31, 2014 and October 31, 2013, all derivative instruments were recorded at fair value on the balance sheets as follows (in thousands):

	January 31, 2014		October 31, 2013
	Balance sheet	Fair	Balance sheet	Fair
Derivatives	Location	value	location	value

Designated as hedging instruments:
Foreign exchange forward contracts	Derivative assets	$195	Derivative assets	$244
Foreign exchange forward contracts	Derivative liabilities	$1,191	Derivative liabilities	$1,158

Not designated as hedging instruments:
Foreign exchange forward contracts	Derivative assets	$541	Derivative assets	$455
Foreign exchange forward contracts	Derivative liabilities	$256	Derivative liabilities	$54

Effect of Derivative Instruments on the Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Changes in Shareholders’ Equity and Condensed Consolidated Statements of Income

Derivative instruments had the following effects on our Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Changes in Shareholders’ Equity and Condensed Consolidated Statements of Income during the three months ended January 31, 2014 and 2013 (in thousands):

Derivatives	Amount of Gain (Loss) Recognized in Other Comprehensive Income		Location of Gain (Loss) Reclassified from Other Comprehensive Income	Amount of Gain (Loss) Reclassified from Other Comprehensive Income
	Three months ended January 31,			Three months ended January 31,
	2014	2013		2014	2013
Designated as hedging instruments:
(Effective portion)

Foreign exchange forward contracts – Intercompany sales/purchases	$(695)	$(1,544)	Cost of sales and service	$(403)	$953
Foreign exchange forward contract – Net investment	$31	$(173)

We recognized a loss of $19,000 for the three months ended January 31, 2014, and a loss of $64,000 for the three months ended January 31, 2013 as a result of contracts closed early that were deemed ineffective for financial reporting purposes and did not qualify as cash flow hedges. We recognized the following gains and losses in our Condensed Consolidated Statements of Income during the three months ended January 31, 2014 and 2013 (in thousands) on derivative instruments not designated as hedging instruments:

Derivatives	Location of gain (loss) recognized in operations	Amount of gain (loss) Recognized in operations
		Three months ended January 31,
		2014	2013
Not designated as hedging instruments:

Foreign exchange forward contracts	Other (income) expense, net	$(38)	$(1,088)

The following table presents the changes in the components of Accumulated other comprehensive loss, net of tax, for the three months ended January 31, 2014 (in thousands):

	Foreign Currency Translation	Cash Flow Hedges	Total
Balance, October 31, 2013	$(1,016)	$(968)	$(1,984)

Other comprehensive income (loss) before reclassifications	(713)	(441)	(1,154)

Reclassifications	—	256	256

Balance, January 31, 2014	$(1,729)	$(1,153)	$(2,882)

3.	EQUITY INCENTIVE PLAN

In March 2008, we adopted the Hurco Companies, Inc. 2008 Equity Incentive Plan, or the 2008 Plan, which allows us to grant awards of stock options, Stock Appreciation Rights settled in stock (SARs), restricted shares, performance shares and performance units. The 2008 Plan replaced the 1997 Stock Option and Incentive Plan, which expired in March 2007. The Compensation Committee of the Board of Directors has authority to determine the officers, directors and key employees who will be granted awards; designate the number of shares subject to each award; determine the terms and conditions upon which awards will be granted; and prescribe the form and terms of award agreements. We have granted stock options under both plans which are currently outstanding and restricted shares under the 2008 Plan which are outstanding. No stock option may be exercised more than ten years after the date of grant or such shorter period as the Compensation Committee may determine at the date of grant. The total number of shares of our common stock that may be issued as awards under the 2008 Plan is 750,000. The market value of a share of our common stock, for purposes of the 2008 Plan, is the closing sale price as reported by the Nasdaq Global Select Market on the date in question or, if not a trading day, on the last preceding trading date.

A summary of stock option activity for the three-month period ended January 31, 2014, is as follows:

Weighted
Average
	Stock	Exercise
	Options	Price

Outstanding at October 31, 2013	168,712	$20.73

Options granted	—	—
Options exercised	—	—
Options cancelled	—	—

Outstanding at January 31, 2014	168,712	$20.73

Summarized information about outstanding stock options as of January 31, 2014, that have already vested and those that are expected to vest, as well as stock options that are currently exercisable, are as follows:

	Options already vested and expected to vest	Options currently exercisable

Number of outstanding options	168,712	129,983

Weighted average remaining contractual life (years)	6.41	4.81

Weighted average exercise price per share	$20.73	$20.63

Intrinsic value of outstanding options	$988,000	$800,000

The intrinsic value of an outstanding stock option is calculated as the difference between the stock price as of January 31, 2014 and the exercise price of the option.

On January 10, 2014, the Compensation Committee approved a long-term incentive compensation arrangement for our executive officers in the form of restricted shares and performance shares awarded under the 2008 Plan. The awards were 25% time-based vesting and 75% performance-based vesting. The three-year performance period will be fiscal 2014 through fiscal 2016.

The Compensation Committee granted a total of 12,182 shares of time-based restricted shares to our executive officers. The restricted shares vest in thirds over three years from the date of grant provided the recipient remains employed through that date. The grant date fair value of the restricted shares was based upon the closing sales price of our common stock on the date of grant.

The Compensation Committee also granted a total of 16,948 performance shares to our executive officers designated as “Performance Shares – TSR”. The shares were weighted as 40% of the overall long-term incentive compensation arrangement and will vest and be paid based upon our total shareholder return over a three-year period, relative to the total shareholder return over that period of the companies in a specified peer group. Participants will have the ability to earn between 50% of the target number of shares for achieving threshold performance and 200% of the target number of shares for achieving maximum performance. The fair value of the market-based performance shares is calculated using the Monte Carlo approach.

The Compensation Committee also granted a total of 17,056 performance shares to our executive officers designated as “Performance Shares – ROIC”. These shares were weighted as 35% of the overall long-term incentive compensation arrangement and will vest and be paid based upon the achievement of pre-established goals related to our average return on invested capital over the three-year period. Participants will have the ability to earn between 50% of the target number of shares for achieving threshold performance and 200% of the target number of shares for achieving maximum performance. The grant date fair value of the ROIC performance shares was based on the closing sales price of our common stock on the grant date.

A reconciliation of the activity relating to outstanding restricted share awards made under the 2008 Plan and related information is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at October 31, 2013	68,456	$23.01
Shares granted	46,186	24.90
Shares vested	(17,290)	(23.10)
Shares withheld	(7,710)	(23.10)
Unvested at January 31, 2014	89,642	$23.96

During the first three months of fiscal 2014 and 2013, we recorded $246,000 and $248,000, respectively, as stock-based compensation expense attributable to grants of stock options and shares of restricted stock. As of January 31, 2014, there was $1.8 million of total unrecognized stock-based compensation expense that we expect to recognize by the end of the first quarter of fiscal 2017.

4.	EARNINGS PER SHARE

Per share results have been computed based on the average number of common shares outstanding. The computation of basic and diluted net income per share is determined using net income applicable to common shareholders as the numerator and the number of shares outstanding as the denominator as follows (in thousands, except per share amounts):

	Three months ended
	January 31,
	2014		2013
	Basic	Diluted	Basic	Diluted

Net income	$2,369	$2,369	$2,254	$2,254
Undistributed earnings allocated to participating shares	(20)	(20)	(24)	(24)
Net income applicable to common shareholders	$2,349	$2,349	$2,230	$2,230
Weighted average shares outstanding	6,477	6,477	6,447	6,447
Stock options	—	37	—	37
	6,477	6,514	6,447	6,484

Income per share	$0.36	$0.36	$0.35	$0.34

5.	ACCOUNTS RECEIVABLE

Accounts receivable are net of allowances for doubtful accounts of $458,000 as of January 31, 2014 and $540,000 as of October 31, 2013.

6.	INVENTORIES

Inventories, priced at the lower of cost (first-in, first-out method) or market, are summarized below (in thousands):

	January 31, 2014	October 31, 2013
Purchased parts and sub-assemblies	$22,185	$21,647
Work-in-process	15,322	15,996
Finished goods	56,201	57,617
	$93,708	$95,260

7.	ACQUISITION OF BUSINESS

On July 1, 2013, we acquired the machine tool component business of an Italian designer and manufacturer of electro-mechanical components and accessories for machine tools. We are operating this business through our wholly-owned Italian subsidiary, LCM Precision Technologies, or LCM. The purchase price was allocated to the assets acquired and the liabilities assumed based on their fair values. The purchase price for the acquired assets and the assumed liabilities was $5.0 million. The allocation of the opening balance sheet of LCM as of July 1, 2013 is as follows (in thousands):

Current assets	$6,723
Property plant and equipment	933
Intangibles	1,437
Goodwill	2,477
Total assets	$11,570

Current liabilities	$4,821
Short term debt	4,643
Non-current liabilities	1,726
Total Liabilities	$11,190

Cash expended, net of cash acquired	380
Indebtedness assumed	4,643
Total purchase price	$5,023

Intangible assets of $1.4 million were recorded as a result of the transaction. The fair value of the intangible assets was based upon a discounted cash flow method that involves inputs that are not observable in the market (Level 3). Intangible assets are amortized primarily using a straight-line methodology. The intangible assets preliminarily consisted of the following (in thousands):

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

The results of operations of LCM have been included in our consolidated financial statements since July 1, 2013, the date we acquired the business.

8.	SEGMENT INFORMATION

We operate in a single segment: industrial automation systems. We design and produce interactive computer control systems and software, computerized machine tools and machine tool components for sale through our own distribution network to the worldwide metal-working market. We also provide software options, control upgrades, accessories and replacement parts for our products, as well as customer service and training support. The results of our subsidiary LCM, are included within the industrial automation systems segment.

9.	GUARANTEES AND PRODUCT WARRANTIES

We follow FASB guidance for accounting for contingencies relating to the guarantor’s accounting for, and disclosures of, the issuance of certain types of guarantees.

From time to time, our subsidiaries guarantee third party payment obligations in connection with the sale of machines to customers that use financing. As of January 31, 2014, we had 18 outstanding third party payment guarantees totaling approximately $1.4 million. The terms of these guarantees are consistent with the underlying customer financing terms. Upon shipment of a machine, the customer has the risk of ownership. The customer does not obtain title, however, until it has paid for the machine. A retention of title clause allows us to recover the machine if the customer defaults on the financing. We accrue for potential liabilities under these guarantees when we believe a loss is probable and can be estimated.

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

	Three months ended
	January 31, 2014	January 31, 2013
Balance, beginning of period	$1,778	$1,623
Provision for warranties during the period	938	596
Charges to the reserve	(971)	(619)
Impact of foreign currency translation	(10)	8
Balance, end of period	$1,735	$1,608

The warranty accrual increased slightly year-over-year as actual claims for specific warranties accrued were higher than in prior year resulting in an adjustment to the provision for warranties during the year.

10.	DEBT AGREEMENTS

On December 7, 2012, we entered into a credit agreement with a financial institution that provided us with a $12.5 million unsecured revolving credit and letter of credit facility, with a $3.0 million maximum amount for outstanding letters of credit. Borrowings under the credit agreement bear interest at a LIBOR-based rate or a floating rate of 1% above the prevailing prime rate. The floating rate will not be less than the greatest of (a) a one month LIBOR-based rate plus 1.00% per annum, (b) the federal funds effective rate plus 0.50% per annum, and (c) the prevailing prime rate. The rate we must pay for that portion of the credit agreement which is not utilized is 0.05% per annum. The credit agreement permits us to pay cash dividends in an amount not to exceed $1.0 million per calendar year so long as we are not in default before and after giving effect to such dividends.

We also have a £1.0 million revolving credit facility in the United Kingdom and a €1.5 million revolving credit facility in Germany. As of December 30, 2013, the uncommitted 100.0 million New Taiwan Dollar credit facility that was previously available to us expired and to date we have not renewed this credit facility.

We have an uncommitted credit facility in China in the amount of 40.0 million Chinese Yuan (approximately $6.6 million) that was renewed on February 24, 2014 with an expiration date of February 24, 2015.

All of our credit facilities are unsecured.

At both January 31, 2014 and October 31, 2013, we had $3.3 million of borrowings outstanding under our credit facility in China. We had no other debt or borrowings under any of our other credit facilities. At January 31, 2014 we were in compliance with all covenants contained in our credit agreements and, as of that date, we had total unutilized credit facilities of approximately $19.5 million.

11.	INCOME TAXES

Our effective tax rate for the first three months of fiscal 2014 was 28% in comparison to 39% for the same period in fiscal 2013. The decrease in the effective income tax rate was primarily due to changes in the geographic mix of income or loss between tax jurisdictions.  We recorded income tax expense during the first three months of fiscal 2014 of $904,000 compared to $1.4 million for the same period in fiscal 2013, primarily as a result of the reduction in pre-tax income period-over-period.  We have not provided any U.S. income taxes on the undistributed earnings of our wholly-owned foreign subsidiaries based upon our determination that such earnings will be indefinitely reinvested.  In the event these earnings are later distributed to our U.S. operations, such distributions would likely result in additional U.S. tax that may be offset, at least in part by associated foreign tax credits.

Our unrecognized tax benefits were $1.3 million as of January 31, 2014 and as of October 31, 2013, and in each case included accrued interest.

We recognize accrued interest and penalties related to unrecognized tax benefits as components of income tax expense.   As of January 31, 2014, the gross amount of interest accrued, reported in Accrued expenses and other, was approximately $8,000, which did not include the federal tax benefit of interest deductions.

We file U.S. federal and state income tax returns, as well as tax returns in several foreign jurisdictions.  The statutes of limitations with respect to unrecognized tax benefits will expire between July 2015 and July 2018.

12.	FINANCIAL INSTRUMENTS

Fair Value Measurements of Financial Instruments

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

In accordance with this guidance, the following table represents the fair value hierarchy for our financial assets and liabilities measured at fair value as of January 31, 2014 and October 31, 2013 (in thousands):

	Assets		Liabilities
	January 31, 2014	October 31, 2013	January 31, 2014	October 31, 2013

Level 1
Deferred Compensation	$1,109	$1,073	$—	$—

Level 2
Derivatives	$736	$699	$1,447	$1,212

Included in Level 1 assets are mutual fund investments under a nonqualified deferred compensation plan. We estimate the fair value of these investments on a recurring basis using readily available market prices.

Included as Level 2 fair value measurements are derivative assets and liabilities related to gains and losses on foreign currency forward exchange contracts entered into with a third party. We estimate the fair value of these derivatives on a recurring basis using foreign currency exchange rates obtained from active markets. Derivative instruments are reported in the accompanying consolidated financial statements at fair value. We have derivative financial instruments in the form of foreign currency forward exchange contracts as described in Note 2 of Notes to the Condensed Consolidated Financial Statements in which the U.S. Dollar equivalent notional amounts of these contracts was $115.8 million and $105.0 million at January 31, 2014 and October 31, 2013, respectively. The fair value of Derivative assets recorded on our Condensed Consolidated Balance Sheets was $736,000 at January 31, 2014 and $699,000 at October 31, 2013. The fair value of Derivative liabilities recorded on our Condensed Consolidated Balance Sheets was $1.4 million at January 31, 2014 and $1.2 million at October 31, 2013.

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

14.	NEW ACCOUNTING PRONOUNCEMENTS

In July 2013, the FASB issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, providing guidance on the presentation of unrecognized tax benefits, reflecting the manner in which an entity would settle, at the reporting date, any additional income taxes that would result from the disallowance of a tax position when net operating loss carryforwards, similar tax losses, or tax credit carryforwards exist.  The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013.  Early adoption is permitted.  The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. We do not expect that the adoption of this accounting standard update will have a material effect on our consolidated financial statements.

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

RESULTS OF OPERATIONS

Three Months Ended January 31, 2014 Compared to Three Months Ended January 31, 2013

Sales and Service Fees. Sales and service fees for the first quarter of fiscal 2014 totaled $51.0 million, an increase of $6.9 million, or 16%, compared to the corresponding quarter of fiscal 2013. The year-over-year increase included a favorable impact of $0.6 million, primarily due to a stronger Euro when translating foreign sales to U.S. Dollars for financial reporting purposes.

The following two tables set forth net sales (in thousands) by geographic region and product category, respectively, for the first quarter of fiscal 2014 and 2013:

Sales and Service Fees by Geographic Region

	Three months ended January 31,				Change
	2014		2013		Amount	%
North America	$16,293	32%	$16,252	37%	$41	0%
Europe	29,234	57%	24,670	56%	4,564	19%
Asia Pacific	5,443	11%	3,163	7%	2,280	72%
Total	$50,970	100%	$44,085	100%	$6,885	16%

European and Asian Pacific sales increased during the first quarter of fiscal 2014 by 19% and 72%, respectively, compared to the corresponding prior year period. The overall improvement in sales was primarily driven by increased orders and shipments in Germany and China. European sales and service fees included $1.7 million attributable to sales of LCM electro-mechanical components and accessories manufactured by our Italian-based subsidiary LCM Precision Technologies (LCM). LCM products accounted for 6% of sales in Europe for the first quarter of fiscal 2014. Asian Pacific sales in the fiscal 2014 period benefited from a multiple machine order from a customer in China totaling approximately $0.7 million, or 13% of total Asian Pacific sales.

Sales and Service Fees by Product Category

	Three months ended January 31,				Change
	2014		2013		Amount	%
Computerized Machine Tools	$44,533	87%	$37,424	85%	$7,109	19%
Service Fees, Parts and Other	6,437	13%	6,661	15%	(224)	(3%)
Total	$50,970	100%	$44,085	100%	$6,885	16%

Orders. Orders for the first quarter of fiscal 2014 were $57.1 million, an increase of $6.0 million, or 12%, from the corresponding period in fiscal 2013. The impact of currency translation on orders booked in the first quarter was consistent with the impact on sales.

European and Asian Pacific orders in the first quarter of fiscal 2014 increased by $5.8 million, or 19% and $0.2 million, or 4%, respectively, while orders in North America remained relative unchanged compared to the first quarter of fiscal 2013. Orders for the first quarter of fiscal 2014 included $3.4 million of LCM products and $0.7 million related to a multiple machine order received in China.

Gross Profit. Gross profit for the first quarter of fiscal 2014 was $13.9 million, or 27% of sales, compared to $12.9 million, or 29% of sales, for the prior year period. The increase in gross profit was attributable to the increase in sales, including LCM products. The decrease in gross margin year over year was primarily due to the effect of selling machines in the first quarter of fiscal 2014 that were manufactured in fiscal 2013 when fixed costs were leveraged over lower production levels.

Operating Expenses. Selling, general and administrative expenses for the first quarter of fiscal 2014 were $10.6 million, or 21% of sales, compared to $8.9 million, or 20% of sales in the same quarter of fiscal 2013. The increase in selling, general and administrative expenses was due primarily to incremental operating expenses associated with the acquisition of the LCM business and changes in incentive compensation implemented during the first quarter of fiscal 2014.

Operating Income. Operating income for the first quarter of fiscal 2014 was $3.3 million compared to $4.0 million for the prior year period. The decrease in operating income period-over-period was primarily due to the effect of selling machines in the first quarter of fiscal 2014 that were manufactured in fiscal 2013 when fixed costs were leveraged over lower production levels and changes in incentive compensation implemented during the first quarter of fiscal 2014.

Other (Income) Expense, Net. Other expense in the first quarter of fiscal 2014 decreased by $0.2 million from fiscal 2013 due to lower foreign currency losses experienced in fiscal 2014.

Income Taxes. Our effective tax rate for the first quarter of fiscal 2014 was 28% in comparison to 39% for the same period in fiscal 2013. The decrease in the effective income tax rate was primarily due to changes in the geographic mix of income or loss between tax jurisdictions. We recorded income tax expense during the first quarter of fiscal 2014 of $0.9 million compared to an income tax expense of $1.4 million for the same period in fiscal 2013.

LIQUIDITY AND CAPITAL RESOURCES

At January 31, 2014, we had cash and cash equivalents of $48.0 million, compared to $42.8 million at October 31, 2013. Approximately 49% of the $48.0 million of cash and cash equivalents is denominated in U.S. Dollars. The balance is attributable to our foreign operations and is held in the local currencies of our various foreign entities, subject to fluctuations in currency exchange rates. We do not believe that the indefinite reinvestment of these funds offshore impairs our ability to meet our domestic working capital needs.

Working capital, excluding cash and cash equivalents, was $83.1 million at January 31, 2014, compared to $86.5 million at October 31, 2013. The decrease in working capital, excluding cash and cash equivalents, was primarily due to reductions in accounts receivable and inventories.

Capital expenditures of $0.5 million during the first three months of fiscal 2014 were primarily for the purchase of equipment for our production facility in Taiwan, capital improvements in existing facilities, and software development costs. We funded these expenditures with cash on hand.

At January 31, 2014, we had $3.3 million of borrowings outstanding under our China credit facility. We had no other debt or borrowings under any of our other credit facilities. At January 31, 2014, we had an aggregate of $19.5 million available for borrowing under our credit facilities and were in compliance with all covenants.

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

CRITICAL ACCOUNTING POLICIES

Our accounting policies, which are described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2013, require management to make significant estimates and assumptions using information available at the time the estimates are made. These estimates and assumptions significantly affect various reported amounts of assets, liabilities, revenues, and expenses. If our future experience differs materially from these estimates and assumptions, our results of operations and financial condition would be affected. There were no material changes to our critical accounting policies during the first three months of fiscal 2014.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

There have been no material changes related to contractual obligations and commitments from the information provided in our Annual Report on Form 10-K for the fiscal year ended October 31, 2013.

OFF BALANCE SHEET ARRANGEMENTS

From time to time, our subsidiaries guarantee third party payment obligations in connection with the sale of machines to customers that use financing. We follow Financial Accounting Standards Board, or FASB, guidance for accounting for contingencies with respect to these guarantees. As of January 31, 2014, we had 18 outstanding third party payment guarantees totaling approximately $1.4 million. The terms of these guarantees are consistent with the underlying customer financing terms. Upon shipment of a machine, the customer has the risk of ownership. The customer does not obtain title, however, until it has paid for the machine. A retention of title clause allows us to recover the machine if the customer defaults on the financing. We accrue for potential liabilities under these guarantees when we believe a loss is probable and can be estimated.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

Certain statements made in this report constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from those expressed or implied by the statements. These risks, uncertainties and other factors include:

•	The cyclical nature of the machine tool industry;
•	Uncertain economic conditions, which may adversely affect overall demand, particularly in Europe;
•	The risks of our international operations;
•	The limited number of our manufacturing sources;
•	The effects of changes in currency exchange rates;
•	Our dependence on new product development;
•	Possible obsolescence of our technology and the need to make technological advances;
•	Competition with larger companies that have greater financial resources;
•	Increases in the prices of raw materials, especially steel and iron products;
•	Acquisitions that could disrupt our operations and affect operating results;
•	Impairment of our assets;
•	Negative or unforeseen tax consequences;
•	The need to protect our intellectual property assets;
•	Our ability to integrate acquisitions;
•	Uncertainty concerning our ability to use tax loss carryforwards;
•	The effect of the loss of members of senior management and key personnel; and
•	Governmental actions, initiatives and regulations, including import and export restrictions and tariffs.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Interest on borrowings on our credit facilities are variable and tied to prevailing domestic and foreign interest rates. At January 31, 2014, we had $3.3 million of borrowings outstanding under our China credit facility. We had no other debt or borrowings under any of our other credit facilities.

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

Forward contracts for the sale or purchase of foreign currencies as of January 31, 2014, which are designated as cash flow hedges under FASB guidance related to accounting for derivative instruments and hedging activities were as follows:

	Notional Amount	Weighted Avg.		Contract Amount at Forward Rates in U.S. Dollars
Forward Contracts	in Foreign Currency	Forward Rate		Contract Date	January 31, 2014	Maturity Dates
Sale Contracts:
Euro	23,475,000	1.3429		31,523,878	31,663,802	February 2014 – January 2015
Pound Sterling	6,670,000	1.5889		10,597,864	10,947,804	February 2014 – January 2015
Purchase Contracts:
New Taiwan Dollar	647,000,000	29.482	*	21,944,907	21,426,415	February 2014 – January 2015

 *NT Dollars per U.S. Dollar

Forward contracts for the sale or purchase of foreign currencies as of January 31, 2014, which were entered into to protect against the effects of foreign currency fluctuations on receivables and payables and are not designated as hedges under this guidance denominated in foreign currencies, were as follows:

				Contract Amount at Forward Rates in U.S. Dollars
Forward Contracts	Notional Amount in Foreign Currency	Weighted Avg. Forward Rate		Contract Date	January 31, 2014	Maturity Dates
Sale Contracts:
Euro	22,024,724	1.3698		30,169,228	29,701,149	February 2014 – April 2014
Pound Sterling	312,610	1.6464		514,681	513,627	February 2014
Canadian Dollar	1,521,170	0.9030		1,373,641	1,363,969	April 2014
South African Rand	6,932,462	0.0886		614,253	616,700	April 2014

Purchase Contracts:
New Taiwan Dollar	447,167,020	29.767	*	15,022,094	14,772,914	February 2014 – April 2014

* NT Dollars per U.S. Dollar

We are also exposed to foreign currency exchange risk related to our investment in net assets in foreign countries. To manage this risk, we have maintained a forward contract with a notional amount of €3.0 million. We designated this forward contract as a hedge of our net investment in Euro-denominated assets. We selected the forward method under FASB guidance related to the accounting for derivatives instruments and hedging activities. The forward method requires all changes in the fair value of the contract to be reported as a cumulative translation adjustment in Accumulated other comprehensive loss, net of tax, in the same manner as the underlying hedged net assets. This forward contract matures in November 2014. At January 31, 2014, had $235,000 of realized gains and $8,000 of unrealized gains, net of tax, recorded as cumulative translation adjustments in Accumulated other comprehensive loss related to the hedging of our net investment in Euro-denominated assets. Forward contracts for the sale or purchase of foreign currencies as of January 31, 2014, which are designated as net investment hedges under this guidance were as follows:

	Notional Amount	Weighted Avg.	Contract Amount at Forward Rates in U.S. Dollars
Forward Contracts	in Foreign Currency	Forward Rate	Contract Date	January 31, 2014	Maturity Date
Sale Contracts:
Euro	3,000,000	1.3533	4,059,900	4,047,960	November 2014

Item 4. CONTROLS AND PROCEDURES

We carried out an evaluation under the supervision and with participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2014, pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of the evaluation date.

There were no changes in our internal controls over financial reporting during the three months ended January 31, 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

We are involved in various claims and lawsuits arising in the normal course of our business. We do not expect any of these claims will have a material adverse effect on our consolidated financial position or results of operations.

Item 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed in Part I, Item 1A – Risk Factors in our Annual Report on Form 10-K for the year ended October 31, 2013.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes the purchases of common stock made by us during the three months ended January 31, 2014:

	Total Number of Shares Purchased		Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under Plans or Programs(1)
November 2013	0		$0		0	$0
December 2013	7,710	(2)	$23.10	(2)	0	$0
January 2014	0		$0		0	$0
Total	7,710	(2)	$23.10	(2)	0	$0

(1)	The Company does not have any publicly announced share repurchase plans or programs.
(2)	Represents shares of our common stock that were withheld to satisfy the income tax obligations of recipients of awards of 25,000 restricted shares granted under the 2008 Plan in connection with the vesting of such awards.

Item 5. OTHER INFORMATION

During the period covered by this report, the Audit Committee of our Board of Directors engaged our independent registered public accounting firm to perform non-audit, tax planning services. This disclosure is made pursuant to Section 10A9(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002.

Item 6. EXHIBITS

10.1	2014 Short-Term Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on January 14, 2014)

10.2	Form of Restricted Share Award Agreement (Employee) (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed on January 14, 2014)

10.3	Form of Performance Share Award Agreement (Employee) (incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed on January 14, 2014)

31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as amended.

31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as amended.

32.1	Certification by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

*Represents a management contract or compensatory plan or arrangement.

**Pursuant to Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HURCO COMPANIES, INC.

By:	/s/ Sonja K. McClelland
Sonja K. McClelland
Interim Chief Financial Officer, Secretary,
Corporate Controller and
Principal Accounting Officer

March 7, 2014

