Form 10-Q
period 2014-04-30
HURCO COMPANIES INC
filed 2014-06-06
CIK 315374

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended April 30, 2014 or
☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to _________.

Commission File No. 0-9143

HURCO COMPANIES, INC.

(Exact name of registrant as specified in its charter)

Indiana	35-1150732
(State or other jurisdiction of	(I.R.S. Employer Identification Number)
incorporation or organization)

One Technology Way
Indianapolis, Indiana	46268
(Address of principal executive offices)	(Zip code)

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

Yes ☐ No ☒

The number of shares of the Registrant's common stock outstanding as of June 2, 2014 was 6,504,880.

HURCO COMPANIES, INC.

April 2014 Form 10-Q Quarterly Report

PART I - FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

HURCO COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	April 30		April 30
	2014	2013	2014	2013
	(Unaudited)		(Unaudited)

Sales and service fees	$53,731	$49,619	$104,701	$93,704

Cost of sales and service	37,102	34,336	74,153	65,505

Gross profit	16,629	15,283	30,548	28,199

Selling, general and administrative expenses	11,206	10,679	21,806	19,599

Operating income	5,423	4,604	8,742	8,600

Interest expense	54	55	131	120

Interest income	16	31	32	47

Investment income	5	4	36	15

Other expense, net	269	72	285	331

Income before taxes	5,121	4,512	8,394	8,211

Provision for income taxes	1,585	1,329	2,489	2,774

Net income	$3,536	$3,183	$5,905	$5,437

Income per common share

Basic	$0.54	$0.49	$0.90	$0.83
Diluted	$0.54	$0.48	$0.90	$0.83

Weighted average common shares outstanding

Basic	6,498	6,452	6,487	6,449
Diluted	6,531	6,496	6,520	6,489

Dividends paid per share	$0.07	$—	$0.12	$—

The accompanying notes are an integral part of the condensed consolidated financial statements.

HURCO COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Three Months Ended		Six Months Ended
	April 30		April 30
	2014	2013	2014	2013
	(Unaudited)		(Unaudited)

Net income	$3,536	$3,183	$5,905	$5,437

Other comprehensive income (loss):

Translation of foreign currency financial statements	1,227	(954)	514	(94)

(Gain) / loss on derivative instruments reclassified into operations, net of tax $117, $(251), $264 and $(597), respectively	225	(442)	481	(1,049)

Gain / (loss) on derivative instruments, net of tax $(412), $410, $(666) and $(150), respectively	(770)	721	(1,211)	(263)

Total other comprehensive income (loss)	682	(675)	(216)	(1,406)

Comprehensive income	$4,218	$2,508	$5,689	$4,031

The accompanying notes are an integral part of the condensed consolidated financial statements.

HURCO COMPANIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per-share data)

	April 30	October 31
	2014	2013
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$46,674	$42,804
Accounts receivable, net	37,739	36,139
Refundable taxes	3	6
Inventories, net	95,599	95,260
Deferred income taxes	2,594	2,080
Derivative assets	53	699
Other	9,176	8,014
Total current assets	191,838	185,002

Non-current assets:
Property and equipment:
Land	782	782
Building	7,314	7,326
Machinery and equipment	19,419	19,059
Leasehold improvements	3,577	3,634
	31,092	30,801
Less accumulated depreciation and amortization	(19,045)	(18,502)
	12,047	12,299
Software development costs, less accumulated amortization	3,638	3,714
Goodwill	2,861	2,807
Intangible assets, net	1,958	2,155
Investments and other assets, net	5,586	5,258
	$217,928	$211,235

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$36,964	$35,527
Accrued expenses and other	12,889	13,504
Accrued warranty expenses	1,775	1,778
Derivative liabilities	1,737	1,212
Short-term debt	3,195	3,665
Total current liabilities	56,560	55,686

Non-current liabilities:
Deferred income taxes	747	743
Accrued tax liability	1,167	1,103
Deferred credits and other	2,362	2,212
Total liabilities	60,836	59,744

Shareholders’ equity:
Preferred stock: no par value per share, 1,000,000 shares authorized, no shares issued	—	—
Common stock: no par value, $.10 stated value per share, 12,500,000 shares authorized, 6,585,918 and 6,533,510 shares issued; and 6,504,880 and 6,465,054 shares outstanding, as of April 30, 2014 and October 31, 2013, respectively	651	647
Additional paid-in capital	55,386	54,698
Retained earnings	103,255	98,130
Accumulated other comprehensive loss	(2,200)	(1,984)
Total shareholders’ equity	157,092	151,491
	$217,928	$211,235

The accompanying notes are an integral part of the condensed consolidated financial statements.

HURCO COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended		Six Months Ended
	April 30		April 30
	2014	2013	2014	2013
	(Unaudited)		(Unaudited)
Cash flows from operating activities:
Net income	$3,536	$3,183	$5,905	$5,437
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Provision for doubtful accounts	31	(15)	(51)	(58)
Deferred income taxes	11	(269)	14	(585)
Equity in income of affiliates	(81)	(58)	(165)	(114)
Depreciation and amortization	816	798	1,551	1,715
Foreign currency (gain) loss	(2,102)	1,673	(1,367)	(224)
Unrealized (gain) loss on derivatives	391	(752)	528	187
Stock-based compensation	146	255	392	503
Change in assets and liabilities:
(Increase) decrease in accounts receivable and refundable taxes	(2,652)	(1,090)	(1,156)	3,057
(Increase) decrease in inventories	(689)	(169)	(23)	259
Increase (decrease) in accounts payable	(2,527)	3,292	1,668	3,325
Increase (decrease) in accrued expenses	1,113	(1,519)	(556)	(4,367)
Net change in derivative assets and liabilities	221	(378)	631	(611)
Other	1,071	(217)	(1,310)	299
Net cash provided by (used for) operating activities	(715)	4,734	6,061	8,823

Cash flows from investing activities:
Purchase of property and equipment	(615)	(241)	(951)	(772)
Software development costs	(240)	(212)	(423)	(517)
Other investments	(9)	(10)	(215)	(40)
Proceeds from sale of equipment	—	—	126	—
Net cash provided by (used for) investing activities	(864)	(463)	(1,463)	(1,329)

Cash flows from financing activities:
Dividends paid	(456)	—	(780)	—
Proceeds from exercise of stock options	298	—	298	—
Restricted shares vested	1	1	2	1
Borrowings (repayment) on short-term debt	(3)	—	(386)	—
Net cash provided by (used for) financing activities	(160)	1	(866)	1

Effect of exchange rate changes on cash	420	(103)	138	12

Net increase (decrease) in cash and cash equivalents	(1,319)	4,169	3,870	7,507

Cash and cash equivalents at beginning of period	47,993	39,108	42,804	35,770

Cash and cash equivalents at end of period	$46,674	$43,277	$46,674	$43,277

The accompanying notes are an integral part of the condensed consolidated financial statements.

HURCO COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

For the six months ended April 30, 2014 and 2013

(Unaudited)

					Accumulated
(In thousands, except					other
shares outstanding)	Common stock		Additional		comprehensive
	Shares		paid-in	Retained	income
	Outstanding	Amount	capital	earnings	(loss)	Total

Balances, October 31, 2012	6,447,210	$645	$53,415	$90,586	$(853)	$143,793

Net income	—	—	—	5,437	—	5,437

Other comprehensive loss	—	—	—	—	(1,406)	(1,406)

Stock-based compensation expense	6,475	1	502	—	—	503

Balances, April 30, 2013 (Unaudited)	6,453,685	$646	$53,917	$96,023	$(2,259)	$148,327

Balances, October 31, 2013	6,465,054	$647	$54,698	$98,130	$(1,984)	$151,491

Net income	—	—	—	5,905	—	5,905

Other comprehensive loss	—	—	—	—	(216)	(216)

Stock-based compensation expense	23,520	2	390	—	—	392

Exercise of common stock options	16,306	2	298	—	—	300

Dividends paid	—	—	—	(780)	—	(780)

Balances, April 30, 2014 (Unaudited)	6,504,880	$651	$55,386	$103,255	$(2,200)	$157,092

The accompanying notes are an integral part of the condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	GENERAL

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

The condensed financial information as of April 30, 2014 and for the three and six months ended April 30, 2014 and April 30, 2013 is unaudited. However, in our opinion, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary to present fairly our consolidated financial position, results of operations, changes in shareholders’ equity and cash flows at the end of the interim periods. We suggest that you read these condensed consolidated financial statements in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended October 31, 2013.

2.	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

We are exposed to certain market risks relating to our ongoing business operations, including foreign currency risk, interest rate risk and credit risk. We manage our exposure to these and other market risks through regular operating and financing activities. Currently, the only risk that we manage through the use of derivative instruments is foreign currency risk for which we enter into derivative instruments in the form of foreign currency forward exchange contracts with a major financial institution.

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

Derivatives Designated as Hedging Instruments

We enter into foreign currency forward exchange contracts periodically to hedge certain forecasted inter-company sales and purchases denominated in foreign currencies (the Pound Sterling, Euro and New Taiwan Dollar). The purpose of these instruments is to mitigate the risk that the U.S. Dollar net cash inflows and outflows resulting from sales and purchases denominated in foreign currencies will be adversely affected by changes in exchange rates. These forward contracts have been designated as cash flow hedge instruments, and are recorded in the Condensed Consolidated Balance Sheets at fair value in Derivative assets and Derivative liabilities. The effective portion of the gains and losses resulting from the changes in the fair value of these hedge contracts are deferred in Accumulated other comprehensive loss and recognized as an adjustment to Cost of sales and service in the period that the corresponding inventory that is the subject of the related hedge contract is sold, thereby providing an offsetting economic impact against the corresponding change in the U.S. Dollar value of the inter-company sale or purchase being hedged. The ineffective portion of gains and losses resulting from the changes in the fair value of these hedge contracts is reported in Other (income) expense, net, immediately. We perform quarterly assessments of hedge effectiveness by verifying and documenting the critical terms of the hedge instrument and determining that forecasted transactions have not changed significantly. We also assess on a quarterly basis whether there have been adverse developments regarding the risk of a counterparty default.

We had forward contracts outstanding as of April 30, 2014, denominated in Euros, Pounds Sterling and New Taiwan Dollars with set maturity dates ranging from May 2014 through April 2015. The contract amounts, expressed at forward rates in U.S. Dollars at April 30, 2014, were $33.3 million for Euros, $11.2 million for Pounds Sterling and $22.2 million for New Taiwanese Dollars. At April 30, 2014, we had approximately $1.7 million of losses, net of tax, related to cash flow hedges deferred in Accumulated other comprehensive loss. Included in this amount are $933,000 of unrealized losses, net of tax, related to cash flow hedge instruments that remain subject to currency fluctuation risk. The majority of these deferred losses will be recorded as an adjustment to Cost of sales and service in periods through April 2015, when the corresponding inventory that is the subject of the related hedge contracts is sold, as described above.

We are also exposed to foreign currency exchange risk related to our investment in net assets in foreign countries. To manage this risk, we have maintained a forward contract with a notional amount of €3.0 million. We designated this forward contract as a hedge of our net investment in Euro denominated assets. We selected the forward method under Financial Accounting Standards Board, or FASB, guidance related to the accounting for derivatives instruments and hedging activities. The forward method requires all changes in the fair value of the contract to be reported as a cumulative translation adjustment in Accumulated other comprehensive loss, net of tax, in the same manner as the underlying hedged net assets. This forward contract matures in November 2014. At April 30, 2014, we had $238,000 of realized gains and $65,000 of unrealized losses, net of tax, recorded as cumulative translation adjustments in Accumulated other comprehensive loss related to these forward contracts.

Derivatives Not Designated as Hedging Instruments

We also enter into foreign currency forward exchange contracts to protect against the effects of foreign currency fluctuations on receivables and payables denominated in foreign currencies. These derivative instruments are not designated as hedges under the FASB guidance and, as a result, changes in their fair value are reported currently as Other expense, net, in the Condensed Consolidated Statements of Operations consistent with the transaction gain or loss on the related receivables and payables denominated in foreign currencies.

We had forward contracts outstanding as of April 30, 2014, in Euros, Pounds Sterling, Canadian Dollars, the South African Rand, and the New Taiwan Dollar with set maturity dates ranging from May 2014 through October 2014. The contract amounts at forward rates in U.S. Dollars at April 30, 2014 totaled $51.4 million.

Fair Value of Derivative Instruments

We recognize the fair value of derivative instruments as assets and liabilities on a gross basis on our Condensed Consolidated Balance Sheets. As of April 30, 2014 and October 31, 2013, all derivative instruments were recorded at fair value on the balance sheets as follows (in thousands):

	April 30, 2014		October 31, 2013
	Balance sheet	Fair	Balance sheet	Fair
Derivatives	location	value	location	value

Designated as hedging instruments:
Foreign exchange forward contracts	Derivative assets	$9	Derivative assets	$244
Foreign exchange forward contracts	Derivative liabilities	$1,557	Derivative liabilities	$1,158

Not designated as hedging instruments:
Foreign exchange forward contracts	Derivative assets	$44	Derivative assets	$455
Foreign exchange forward contracts	Derivative liabilities	$180	Derivative liabilities	$54

Effect of Derivative Instruments on the Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Changes in Shareholders’ Equity and Condensed Consolidated Statements of Income

Derivative instruments had the following effects on our Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Changes in Shareholders’ Equity and Condensed Consolidated Statements of Income during the three months ended April 30, 2014 and 2013 (in thousands):

	Amount of Gain (Loss)		Location of Gain	Amount of Gain (Loss)
	Recognized in Other		(Loss) Reclassified from Other	Reclassified from Other
Derivatives	Comprehensive Income		Comprehensive Income	Comprehensive Income
	Three months ended			Three months ended
	April 30,			April 30,
	2014	2013		2014	2013
Designated as hedging instruments:
(Effective portion)

Foreign exchange forward contracts – Intercompany sales/purchases	$(1,182)	$1,131	Cost of sales and service	$(342)	$693

Foreign exchange forward contract – Net investment	$(113)	$122

We recognized a loss of $10,000 for the three months ended April 30, 2014, and a gain of $32,000 for the three months ended April 30, 2013 as a result of contracts closed early that were deemed ineffective for financial reporting purposes and did not qualify as cash flow hedges. We recognized the following gains and losses in our Condensed Consolidated Statements of Income during the three months ended April 30, 2014 and 2013 (in thousands) on derivative instruments not designated as hedging instruments:

Derivatives	Location of gain (loss) recognized in operations	Amount of gain (loss) recognized in operations
		Three months ended April 30,
		2014	2013
Not designated as hedging instruments:

Foreign exchange forward contracts	Other (income) expense, net	$(935)	$501

The following table presents the changes in the components of Accumulated other comprehensive loss, net of tax, for the three months ended April 30, 2014 (in thousands):

	Foreign
	Currency	Cash Flow
	Translation	Hedges	Total

Balance, January 31, 2014	$(1,729)	$(1,153)	$(2,882)

Other comprehensive income (loss) before reclassifications	1,227	(770)	457

Reclassifications	—	225	225

Balance, April 30, 2014	$(502)	$(1,698)	$(2,200)

Derivative instruments had the following effects on our Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Changes in Shareholders’ Equity and Condensed Consolidated Statements of Income during the six months ended April 30, 2014 and 2013 (in thousands):

	Amount of Gain (Loss)		Location of Gain	Amount of Gain (Loss)
	Recognized in Other		(Loss) Reclassified from Other	Reclassified from Other
Derivatives	Comprehensive Income		Comprehensive Income	Comprehensive Income
	Six months ended			Six months ended
	April 30,			April 30,
	2014	2013		2014	2013
Designated as hedging instruments:
(Effective portion)

Foreign exchange forward contracts – Intercompany sales/purchases	$(1,877)	$(413)	Cost of sales and service	$(745)	$1,646

Foreign exchange forward contract – Net investment	$(82)	$(51)

We recognized a loss of $29,000 for the six months ended April 30, 2014, and a loss of $32,000 for the six months ended April 30, 2013 as a result of contracts closed early that were deemed ineffective for financial reporting purposes and did not qualify as cash flow hedges. We recognized the following gains and losses in our Condensed Consolidated Statements of Income during the six months ended April 30, 2014 and 2013 (in thousands) on derivative instruments not designated as hedging instruments:

Derivatives	Location of gain (loss) recognized in operations	Amount of gain (loss) recognized in operations
		Six months ended April 30,
		2014	2013
Not designated as hedging instruments:

Foreign exchange forward contracts	Other (income) expense, net	$(973)	$(587)

The following table presents the changes in the components of Accumulated other comprehensive loss, net of tax, for the six months ended April 30, 2014 (in thousands):

	Foreign
	Currency	Cash Flow
	Translation	Hedges	Total

Balance, October 31, 2013	$(1,016)	$(968)	$(1,984)

Other comprehensive income (loss) before reclassifications	514	(1,211)	(697)

Reclassifications	—	481	481

Balance, April 30, 2014	$(502)	$(1,698)	$(2,200)

3.	EQUITY INCENTIVE PLAN

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

A summary of stock option activity for the six-month period ended April 30, 2014, is as follows:

		Weighted Average
	Stock	Exercise
	Options	Price

Outstanding at October 31, 2013	168,712	$20.73

Options granted	—	—
Options exercised	(16,306)	(18.35)
Options cancelled	(20,217)	(25.59)

Outstanding at April 30, 2014	132,189	$20.28

Summarized information about outstanding stock options as of April 30, 2014, that have already vested and those that are expected to vest, as well as stock options that are currently exercisable, are as follows:

	Options already vested	Options currently
	and expected to vest	exercisable

Number of outstanding options	132,189	105,677

Weighted average remaining contractual life (years)	6.44	5.03

Weighted average exercise price per share	$20.28	$19.74

Intrinsic value of outstanding options	$935,000	$823,000

The intrinsic value of an outstanding stock option is calculated as the difference between the stock price as of April 30, 2014 and the exercise price of the option.

On January 10, 2014, the Compensation Committee approved a long-term incentive compensation arrangement for our executive officers in the form of restricted shares and performance shares awarded under the 2008 Plan. The awards were 25% time-based vesting and 75% performance-based vesting. The three-year performance period is fiscal 2014 through fiscal 2016.

The Compensation Committee granted a total 12,182 shares of time-based restricted shares to our executive officers. The restricted shares vest in thirds over three years from the date of grant provided the recipient remains employed through that date. The grant date fair value of the restricted shares was based upon the closing sales price of our common stock on the date of grant.

The Compensation Committee also granted a total of 16,948 performance shares to our executive officers designated as “Performance Shares –TSR”. The shares were weighted as 40% of the overall long-term incentive compensation arrangement and will vest based upon the total shareholder return of our common stock over a three-year period, relative to the total shareholder return of the companies in a specified peer group over that period. Participants will have the ability to earn between 50% of the target number of shares for achieving threshold performance and 200% of the target number of shares for achieving maximum performance. The fair value of the market-based performance shares was calculated using the Monte Carlo approach.

The Compensation Committee also granted a total of 17,056 performance shares to our executive officers designated as “Performance Shares –ROIC”. These shares were weighted as 35% of the overall long-term incentive compensation arrangement and will vest based upon the achievement of pre-established goals related to our average return on invested capital over the three-year period. Participants will have the ability to earn between 50% of the target number of shares for achieving threshold performance and 200% of the target number of shares for achieving maximum performance. The grant date fair value of the ROIC performance shares was based on the closing sales price of our common stock on the grant date.

On March 13, 2014, the Compensation Committee granted a total of 11,235 shares of restricted stock to our non-employee directors. The restricted stock vests in full one year from the date of grant provided the recipient remains on the board of directors through that date. The grant date fair value of the restricted stock was based on the closing sales price of our common stock on the grant date which was $24.92 per share.

A reconciliation of the activity relating to outstanding share awards made under the 2008 Plan and related information is as follows:

	Number of	Grant Date
	Shares	Fair Value
Unvested at October 31, 2013	68,456	23.01
Shares granted	57,421	24.90
Shares vested	(23,520)	(24.42)
Shares cancelled	(13,609)	(23.64)
Shares withheld	(7,710)	(23.10)
Unvested at April 30, 2014	81,038	23.83

During the first six months of fiscal 2014 and 2013, we recorded $511,000 and $503,000, respectively, as stock-based compensation expense attributable to stock option and share awards. As of April 30, 2014, there was an estimated $1.5 million of total unrecognized stock-based compensation expense that we expect to recognize by the end of the first quarter of fiscal 2017.

4.	EARNINGS PER SHARE

Per share results have been computed based on the average number of common shares outstanding. The computation of basic and diluted net income per share is determined using net income applicable to common shareholders as the numerator and the number of shares outstanding as the denominator as follows (in thousands, except per share amounts):

	Three months ended				Six months ended
	April 30,				April 30,
	2014		2013		2014		2013

	Basic	Diluted	Basic	Diluted	Basic	Diluted	Basic	Diluted

Net income	$3,536	$3,536	$3,183	$3,183	$5,905	$5,905	$5,437	$5,437
Undistributed earnings allocated to participating shares	(28)	(28)	(33)	(33)	(47)	(47)	(57)	(57)
Net income applicable to common shareholders	$3,508	$3,508	$3,150	$3,150	$5,858	$5,858	$5,380	$5,380
Weighted average shares outstanding	6,498	6,498	6,452	6,452	6,487	6,487	6,449	6,449
Stock options	—	33	—	44	—	33	—	40
	6,498	6,531	6,452	6,496	6,487	6,520	6,449	6,489

Income per share	$0.54	$0.54	$0.49	$0.48	$0.90	$0.90	$0.83	$0.83

5.	ACCOUNTS RECEIVABLE

Accounts receivable are net of allowances for doubtful accounts of $489,000 as of April 30, 2014 and $540,000 as of October 31, 2013.

6.	INVENTORIES

Inventories, priced at the lower of cost (first-in, first-out method) or market, are summarized below (in thousands):

	April 30, 2014	October 31, 2013
Purchased parts and sub-assemblies	$22,351	$21,647
Work-in-process	14,354	15,996
Finished goods	58,894	57,617
	$95,599	$95,260

7.	ACQUISITION OF BUSINESS

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

Intangible assets of $1.4 million were recorded as a result of the transaction. The fair value of the intangible assets was based upon a discounted cash flow method that involves inputs that are not observable in the market (Level 3). Intangible assets are amortized primarily using a straight-line methodology. The intangible assets consisted of the following (in thousands):

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

The results of operations of LCM have been included in our consolidated financial statements since July 1, 2013.

8.	SEGMENT INFORMATION

We operate in a single segment: industrial automation systems. We design and produce computerized machine tools, machine tool components, interactive computer control systems and software for sale through our own distribution network to the worldwide metal-working market. We also provide software options, control upgrades, accessories and replacement parts for our products, as well as customer service and training support. The results of our subsidiary LCM are included within the industrial automation systems segment.

9.	GUARANTEES AND WARRANTIES

We follow FASB guidance for accounting for contingencies relating to the guarantor’s accounting for, and disclosures of, the issuance of certain types of guarantees.

From time to time, our subsidiaries guarantee third party payment obligations in connection with the sale of machines to customers that use financing. As of April 30, 2014, we had 20 outstanding third party payment guarantees totaling approximately $1.6 million. The terms of these guarantees are consistent with the underlying customer financing terms. Upon shipment of a machine, the customer has the risk of ownership. The customer does not obtain title, however, until it has paid for the machine. A retention of title clause allows us to recover the machine if the customer defaults on the financing. We accrue for potential liabilities under these guarantees when we believe a loss is probable and can be estimated.

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

	Six months ended
	April 30, 2014	April 30, 2013
Balance, beginning of period	$1,778	$1,623
Provision for warranties during the period	1,510	1,680
Charges to the reserve	(1,510)	(1,749)
Impact of foreign currency translation	(3)	-
Balance, end of period	$1,775	$1,554

The year-over-year increase in the warranty reserve reflects higher sales volumes and anticipated claims for machines under warranty as well as the sale of a greater number of our higher performance machines which have a higher cost per claim.

10.	DEBT AGREEMENTS

On December 7, 2012, we entered an agreement with a financial institution that provided us with a $12.5 million unsecured revolving credit and letter of credit facility, with a $3.0 million maximum amount for outstanding letters of credit on the credit facility. On May 9, 2014 the maximum amount for outstanding letters of credit under our U.S. credit facility was increased from $3.0 million to $5.0 million in order to guarantee a new revolving credit facility in Taiwan. Borrowings under the U.S. credit facility bear interest at a LIBOR-based rate or a floating rate of 1% above the prevailing prime rate. The floating rate is not less than the greatest of (a) a one month LIBOR-based rate plus 1.00% per annum, (b) the federal funds effective rate plus 0.50% per annum, and (c) the prevailing prime rate. The rate we must pay for that portion of the U.S. credit facility which is not utilized is 0.05% per annum. The agreement permits us to pay cash dividends in an amount not to exceed $1.0 million per calendar year so long as we are not in default before and after giving effect to such dividends.

We have a £1.0 million revolving credit facility in the United Kingdom, a €1.5 million revolving credit facility in Germany and a 100.0 million New Taiwan Dollar revolving credit facility. On May 12, 2014, we established this new Taiwan credit facility in the amount of 100.0 million New Taiwan Dollars (approximately $3.3 million) with an expiration date of May 12, 2015. Our Taiwan credit facility is backed by letters of credit under our U.S. credit facility.

We also have a 40.0 million Chinese Yuan credit facility in China.

All of our credit facilities are unsecured except that borrowings under our Taiwan credit facility are backed by letters of credit drawn on our unsecured U.S. credit facility.

We had $3.2 million and $3.3 million of borrowings outstanding under our China credit facility at April 30, 2014 and October 31, 2013, respectively.  We had no other debt or borrowings under any of our other credit facilities. At April 30, 2014 we were in compliance with all covenants contained in our credit agreements and, as of that date, we had total unutilized credit facilities of approximately $19.5 million.

11.	INCOME TAXES

Our effective income tax rate for the first six months of fiscal 2014 was 30% in comparison to 34% for the same period in fiscal 2013. The decrease in the effective rate was primarily due to changes in the geographic mix of income or loss between tax jurisdictions.  We recorded income tax expense during the first six months of fiscal 2014 of $2.5 million compared to $2.8 million for the same period in fiscal 2013, primarily as a result of the lower effective tax rate.  We have not provided any U.S. income taxes on the undistributed earnings of our wholly-owned foreign subsidiaries based upon our determination that such earnings will be indefinitely reinvested in our foreign operations.  In the event these earnings are later distributed to our U.S. operations, such distributions would likely result in additional U.S. tax that may be offset, at least in part by associated foreign tax credits.

Our unrecognized tax benefits were $1.3 million as of April 30, 2014 and as of October 31, 2013, and in each case included accrued interest.

We recognize accrued interest and penalties related to unrecognized tax benefits as components of income tax expense.   As of April 30, 2014, the gross amount of interest accrued, reported in Accrued expenses and other, was approximately $8,000, which did not include the federal tax benefit of interest deductions.

We file U.S. federal and state income tax returns, as well as tax returns in several foreign jurisdictions.  The statutes of limitations with respect to unrecognized tax benefits will expire between July 2015 and July 2018.

12.	FINANCIAL INSTRUMENTS

Fair Value Measurement of Financial Instruments

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

In accordance with this guidance, the following table represents the fair value hierarchy for our financial assets and liabilities measured at fair value as of April 30, 2014 and October 31, 2013 (in thousands):

	Assets		Liabilities
	April 30, 2014	October 31, 2013	April 30, 2014	October 31, 2013

Level 1
Deferred Compensation	$1,149	$1,073	$-	$-

Level 2
Derivatives	$53	$699	$1,737	$1,212

Included in Level 1 assets are mutual fund investments under a nonqualified deferred compensation plan. We estimate the fair value of these investments on a recurring basis using readily available market prices.

Included as Level 2 fair value measurements are derivative assets and liabilities related to gains and losses on foreign currency forward exchange contracts entered into with a third party. We estimate the fair value of these derivatives on a recurring basis using foreign currency exchange rates obtained from active markets. Derivative instruments are reported in the accompanying consolidated financial statements at fair value. We have derivative financial instruments in the form of foreign currency forward exchange contracts as described in Note 2 of Notes to the Condensed Consolidated Financial Statements in which the U.S. Dollar equivalent notional amounts of these contracts was $121.2 million and $105.0 million at April 30, 2014 and October 31, 2013, respectively. The fair value of Derivative assets recorded on our Condensed Consolidated Balance Sheets was $53,000 at April 30, 2014 and $699,000 at October 31, 2013. The fair value of Derivative liabilities recorded on our Condensed Consolidated Balance Sheets was $1.7 million at April 30, 2014 and $1.2 million at October 31, 2013.

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

The market for machine tools is international in scope. We have both significant foreign sales and significant foreign manufacturing operations. During the first six months of fiscal 2014, approximately 62% of our revenues were attributable to customers in Europe, where we typically sell more of our higher-performance, higher-priced VMX series machines. Additionally, approximately 11% of our revenues were attributable to customers in Asia, where we sell more of our entry-level, lower-priced machines, but also where we encounter greater price pressures. We sell our products through more than 100 independent agents and distributors in countries throughout North America, Europe and Asia. We also have our own direct sales and service organizations in China, France, Germany, India, Italy, Poland, Singapore, South Africa, the United Kingdom and certain parts of the United States. The vast majority of our machine tools are manufactured to our specifications primarily by our wholly-owned subsidiary in Taiwan, Hurco Manufacturing Limited (HML). Machine castings and components to support HML’s production are manufactured at our facility in Ningbo, China. We also manufacture machine tools for the Chinese market at the Ningbo facility.

On July 1, 2013, we acquired the machine tool component business of an Italian designer and manufacturer of electro-mechanical components and accessories for machine tools. We are operating this business through our wholly-owned subsidiary, LCM Precision Technology S.r.l. (LCM). This business has been producing and selling mechanical and electro-mechanical components for machine tools since 1986. We use LCM components in our SRT line of five-axis machining centers that employ LCM’s direct drive spindle, swivel head, and rotary torque table to achieve superior simultaneous five-axis machining.

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

RESULTS OF OPERATIONS

Three Months Ended April 30, 2014 Compared to Three Months Ended April 30, 2013

Sales and Service Fees. Sales and service fees for the second quarter of fiscal 2014 totaled $53.7 million, an increase of $4.1 million, or 8%, compared to the corresponding quarter of fiscal 2013. The year-over-year increase included a favorable currency impact of $1.7 million, primarily due to a stronger Euro when translating foreign sales to U.S. Dollars for financial reporting purposes.

The following two tables set forth net sales (in thousands) by geographic region and product category, respectively, for the second quarter of fiscal 2014 and 2013:

Sales and Service Fees by Geographic Region

	Three months ended April 30,				Change
	2014		2013		Amount	%
North America	$12,287	23%	$13,080	26%	$(793)	(6)%
Europe	35,037	65%	31,896	64%	3,141	10%
Asia Pacific	6,407	12%	4,643	10%	1,764	38%
Total	$53,731	100%	$49,619	100%	$4,112	8%

Sales in North America decreased during the second quarter of fiscal 2014 by 6% compared to the corresponding prior year period. The softening of sales in North America is not unusual in the months prior to the International Manufacturing Technology Show which is held in September of even-numbered years. European and Asian Pacific sales increased during the second quarter of fiscal 2014 by 10% and 38%, respectively, compared to the corresponding prior year period. European sales and service fees included $2.1 million attributable to sales of LCM electro-mechanical components and accessories. The year-over-year increase in Asian Pacific sales was primarily attributable to increased shipments in China.

Sales and Service Fees by Product Category

	Three months ended April 30,				Change
	2014		2013		Amount	%
Computerized Machine Tools	$46,445	86%	$43,934	89%	$2,511	6%
Service Fees, Parts and Other	7,286	14%	5,685	11%	1,601	28%
Total	$53,731	100%	$49,619	100%	$4,112	8%

Orders. Orders for the second quarter of fiscal 2014 were $53.7 million, an increase of $4.9 million, or 10%, from the corresponding period in fiscal 2013. The impact of currency translation on orders booked in the second quarter was consistent with the impact on sales.

European orders in the second quarter of fiscal 2014 increased by $7.1 million, or 23%, while orders decreased in North America and Asia Pacific by $1.6 million, or 12%, and $0.5 million, or 11%, respectively. Orders for the second quarter of fiscal 2014 included $2.7 million of LCM products.

Gross Profit. Gross profit for the second quarter of fiscal 2014 was $16.6 million, or 31% of sales, compared to $15.3 million, or 31% of sales, for the prior year period. The increase in gross profit was attributable to the increase in sales, which included LCM products, and increased cost efficiencies realized from higher production levels during fiscal 2014.

Operating Expenses. Selling, general and administrative expenses in the second quarter of fiscal 2014 were $11.2 million, an increase of $0.5 million over the prior year period, due primarily to incremental operating expenses associated with the acquisition of the LCM business.

Operating Income (Loss). Operating income for the second quarter of fiscal 2014 was $5.4 million compared to $4.6 million for the prior year period. The improvement in operating income period-over-period was primarily due to the increase in sales.

Other (Income) Expense, Net. Other expense increased by $0.2 million in the second quarter of fiscal 2014 over the corresponding period in fiscal 2013, primarily due to net realized and unrealized losses from foreign currency fluctuations on payables and receivables, net of foreign currency forward exchange contracts.

Income Taxes. Our effective tax rate for the second quarter of fiscal 2014 was 31% in comparison to 29% for the same period in fiscal 2013. The increase in the effective income tax rate was primarily due to changes in the geographic mix of income or loss among tax jurisdictions. We recorded income tax expense during the second quarter of fiscal 2014 of $1.6 million compared to an income tax expense of $1.3 million for the same period in fiscal 2013.

Six Months Ended April 30, 2014 Compared to Six Months Ended April 30, 2013

Sales and Service Fees. Sales and service fees for the six months ended April 30, 2014 totaled $104.7 million, an increase of $11.0 million, or 12%, over the corresponding period in 2013. The year-over-year increase included a favorable impact of $2.3 million, primarily due to a stronger Euro when translating foreign sales to U.S. Dollars for financial reporting purposes.

The following tables set forth net sales (in thousands) by geographic region and product category for the first six months of fiscal 2014 and 2013, respectively:

Net Sales and Service Fees by Geographic Region

	Six months ended April 30,				Change
	2014		2013		Amount	%
North America	$28,580	27%	$29,332	31%	$(752)	(3)%
Europe	64,271	62%	56,566	61%	7,705	14%
Asia Pacific	11,850	11%	7,806	8%	4,044	52%
Total	$104,701	100%	$93,704	100%	$10,997	12%

Sales in North America decreased during the first six months of fiscal 2014 by 3% compared to the corresponding prior year period. The softening of sales in North America is not unusual in the months prior to the International Manufacturing Technology Show which is held in September of even-numbered years. European and Asian Pacific sales increased during the first six months of fiscal 2014 by 14% and 52%, respectively, compared to the corresponding prior year period. European sales and service fees included $3.8 million attributable to sales of LCM products. The year-over-year increase in Asian Pacific sales was primarily attributable to increased shipments in China.

Sales and Service Fees by Product Category

	Six months ended April 30,				Change
	2014		2013		Amount	%
Computerized Machine Tools	$90,978	87%	$81,358	87%	$9,620	12%
Service Fees, Parts and Other	13,723	13%	12,346	13%	1,377	11%
Total	$104,701	100%	$93,704	100%	$10,997	12%

Orders. Orders for the first six months of fiscal 2014 were $110.8 million, an increase of $10.9 million, or 11%, from the corresponding period in fiscal 2013. The impact of currency translation on orders booked in the first six months of fiscal 2014 was consistent with the impact on sales.

European orders increased by $12.9 million, or 21%, while orders decreased in North America and Asia Pacific by $1.6 million, or 6%, and $0.3 million, or 3%, respectively. Orders for the first six months of fiscal 2014 included $6.0 million of LCM products.

Gross Profit. Gross profit for the first six months of fiscal 2014 was $30.5 million, or 29% of sales, compared to $28.2 million, or 30% of sales, for the same period in 2013. The increase in gross profit was attributable to the increase in sales, including LCM products. The year-over-year decrease in gross margin was primarily due to the effect of selling machines in the first few months of fiscal 2014 that were manufactured in fiscal 2013 when fixed costs were leveraged over lower production levels.

Operating Expenses. Selling, general and administrative expenses were $21.8 million for the first six months of fiscal 2014 compared to $19.6 million for the first six months of fiscal 2013. The increase in selling, general and administrative expenses was due primarily to incremental operating expenses associated with the acquisition of the LCM business.

Operating Income (Loss). Operating income for the first six months of fiscal 2014 was $8.7 million compared to $8.6 million for the prior year period.

Other (Income) Expense, Net. Other expense for the first six months of fiscal 2014 was $0.3 million and remained relatively unchanged from the fiscal 2013 period. Other expense consists primarily of net realized and unrealized losses from foreign currency fluctuations on payables and receivables, net of foreign currency forward exchange contracts.

Income Taxes. Our effective tax rate for the first six months of fiscal 2014 was 30% in comparison to 34% for the same period in fiscal 2013. The decrease in the effective income tax rate was primarily due to changes in the geographic mix of income or loss among tax jurisdictions. We recorded income tax expense during the first six months of fiscal 2014 of $2.5 million compared to $2.8 million for the same period in fiscal 2013.

LIQUIDITY AND CAPITAL RESOURCES

We depend upon cash resources to fund dividends on our common stock, our working capital needs and acquisitions. At April 30, 2014, we had cash and cash equivalents of $46.7 million, compared to $42.8 million at October 31, 2013. Approximately 53% of the $46.7 million of cash and cash equivalents is denominated in U.S. Dollars. The balance is attributable to our foreign operations and is held in the local currencies of our various foreign entities, subject to fluctuations in currency exchange rates. We do not believe that the indefinite reinvestment of these funds in our foreign operations impairs our ability to meet our domestic working capital needs.

Working capital, excluding cash and cash equivalents, was $88.6 million at April 30, 2014, compared to $86.5 million at October 31, 2013. The increase in working capital, excluding cash and cash equivalents, was primarily due to the increase in accounts receivable.

Capital expenditures of $1.4 million during the first six months of fiscal 2014 were primarily for the purchase of equipment for a production facility in Taiwan, capital improvements, and software development costs. We funded these expenditures with cash on hand.

At April 30, 2014, we had $3.2 million of borrowings outstanding under our China credit facility. We had no other debt or borrowings under any of our other credit facilities. At April 30, 2014, we had an aggregate of $19.5 million available for borrowing under our credit facilities and were in compliance with all covenants.

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

CRITICAL ACCOUNTING POLICIES

Our accounting policies, which are described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2013, require management to make significant estimates and assumptions using information available at the time the estimates are made. These estimates and assumptions significantly affect various reported amounts of assets, liabilities, revenues, and expenses. If our future experience differs materially from these estimates and assumptions, our results of operations and financial condition would be affected. There were no material changes to our critical accounting policies during the first six months of fiscal 2014.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

There have been no material changes related to contractual obligations and commitments from the information provided in our Annual Report on Form 10-K for the fiscal year ended October 31, 2013.

OFF BALANCE SHEET ARRANGEMENTS

From time to time, our subsidiaries guarantee third party payment obligations in connection with the sale of machines to customers that use financing. We follow Financial Accounting Standards Board, or FASB, guidance for accounting for contingencies with respect to these guarantees. As of April 30, 2014, we had 20 outstanding third party payment guarantees totaling approximately $1.6 million. The terms of these guarantees are consistent with the underlying customer financing terms. Upon shipment of a machine, the customer has the risk of ownership. The customer does not obtain title, however, until it has paid for the machine. A retention of title clause allows us to recover the machine if the customer defaults on the financing. We accrue for potential liabilities under these guarantees when we believe a loss is probable and can be estimated.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Interest on borrowings on our credit facilities are variable and tied to prevailing domestic and foreign interest rates. At April 30, 2014, we had $3.2 million of borrowings outstanding under our China credit facility. We had no other debt or borrowings under any of our other credit facilities.

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

Our products are sourced from foreign suppliers or built to our specifications by either our wholly owned subsidiaries in Taiwan, China and Italy or an affiliated contract manufacturer in Taiwan. Our purchases are predominantly in foreign currencies and in some cases our arrangements with these suppliers include foreign currency risk sharing agreements, which reduce (but do not eliminate) the effects of currency fluctuations on product costs. The predominant portion of the exchange rate risk associated with our product purchases relates to the New Taiwan Dollar.

We enter into foreign currency forward exchange contracts from time to time to hedge the cash flow risk related to forecasted inter-company sales and purchases denominated in, or based on, foreign currencies (primarily the Euro, Pound Sterling, and New Taiwan Dollar). We also enter into foreign currency forward exchange contracts to protect against the effects of foreign currency fluctuations on receivables and payables denominated in foreign currencies. We also enter into foreign currency forward contracts to hedge a portion of our net investment in Euro-denominated assets. We do not speculate in the financial markets and, therefore, do not enter into these contracts for trading purposes.

Forward contracts for the sale or purchase of foreign currencies as of April 30, 2014, which are designated as cash flow hedges under FASB guidance related to accounting for derivative instruments and hedging activities were as follows:

	Notional Amount	Weighted Avg.		Contract Amount at Forward Rates in U.S. Dollars
Forward Contracts	in Foreign Currency	Forward Rate		Contract Date	April 30, 2014	Maturity Dates
Sale Contracts:

Euro	24,025,000	1.3572		32,607,755	33,321,721	May 2014 – April 2015
Pound Sterling	6,635,000	1.6190		10,741,823	11,188,657	May 2014 – April 2015
Purchase Contracts:

New Taiwan Dollar	669,000,000	29.700	*	22,525,212	22,239,825	May 2014 – April 2015

*NT Dollars per U.S. Dollar

Forward contracts for the sale or purchase of foreign currencies as of April 30, 2014, which were entered into to protect against the effects of foreign currency fluctuations on receivables and payables and are not designated as hedges under this guidance denominated in foreign currencies, were as follows:

	Notional Amount in	Weighted Avg.		Contract Amount at Forward Rates in U.S. Dollars
Forward Contracts	Foreign Currency	Forward Rate		Contract Date	April 30, 2014	Maturity Dates
Sale Contracts:

Euro	21,691,241	1.3818		29,973,494	30,084,830	May 2014 – October 2014
Pound Sterling	628,323	1.6824		1,057,108	1,060,772	May 2014
Canadian Dollar	746,915	0.9024		674,050	679,274	October 2014
South African Rand	10,964,014	0.0912		1,000,164	1,012,533	October 2014

Purchase Contracts:
New Taiwan Dollar	559,648,110	30.175	*	18,546,550	18,557,634	May 2014 – July 2014

* NT Dollars per U.S. Dollar

We are also exposed to foreign currency exchange risk related to our investment in net assets in foreign countries. To manage this risk, we have maintained a forward contract with a notional amount of €3.0 million. We designated this forward contract as a hedge of our net investment in Euro-denominated assets. We selected the forward method under FASB guidance related to the accounting for derivatives instruments and hedging activities. The forward method requires all changes in the fair value of the contract to be reported as a cumulative translation adjustment in Accumulated other comprehensive loss, net of tax, in the same manner as the underlying hedged net assets. This forward contract matures in November 2014. At April 30, 2014, we had $238,000 of realized gains and $65,000 of unrealized losses, net of tax, recorded as cumulative translation adjustments in Accumulated other comprehensive loss related to the hedging of our net investment in Euro-denominated assets. Forward contracts for the sale or purchase of foreign currencies as of April 30, 2014, which are designated as net investment hedges under this guidance were as follows:

	Notional Amount	Weighted Avg.	Contract Amount at Forward Rates in U.S. Dollars
Forward Contracts	in Foreign Currency	Forward Rate	Contract Date	April 30, 2014	Maturity Date
Sale Contracts:

Euro	3,000,000	1.3533	4,059,900	4,160,670	November 2014

Item 4.  CONTROLS AND PROCEDURES

We carried out an evaluation under the supervision and with participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2014, pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of the evaluation date.

There were no changes in our internal controls over financial reporting during the three months ended April 30, 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Vice President, Secretary, Treasurer
and Chief Financial Officer

June 6, 2014

