Form 10-Q
period 2014-07-31
HURCO COMPANIES INC
filed 2014-09-05
CIK 315374

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended July 31, 2014 or
☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to _________.

Commission File No. 0-9143

HURCO COMPANIES, INC.

(Exact name of registrant as specified in its charter)

Indiana	35-1150732
(State or other jurisdiction of	(I.R.S. Employer Identification Number)
incorporation or organization)

One Technology Way
Indianapolis, Indiana	46268
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code         (317) 293-5309

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

Yes ☐ No ☒

The number of shares of the Registrant's common stock outstanding as of September 2, 2014 was 6,504,880.

HURCO COMPANIES, INC.

July 2014 Form 10-Q Quarterly Report

PART I - FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

HURCO COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	July 31		July 31
	2014	2013	2014	2013
	(Unaudited)		(Unaudited)

Sales and service fees	$55,379	$45,158	$160,080	$138,862

Cost of sales and service	37,367	33,443	111,520	98,948

Gross profit	18,012	11,715	48,560	39,914

Selling, general and administrative expenses	11,869	10,012	33,675	29,611

Operating income	6,143	1,703	14,885	10,303

Interest expense	65	74	196	194

Interest income	23	14	55	61

Investment income (expense)	4	4	40	19

Other (income) expense, net	46	530	331	861

Income before income taxes	6,059	1,117	14,453	9,328

Provision for income taxes	1,684	263	4,173	3,037

Net income	$4,375	$854	$10,280	$6,291

Income per common share

Basic	$0.67	$0.13	$1.57	$0.96
Diluted	$0.66	$0.13	$1.56	$0.96

Weighted average common shares outstanding

Basic	6,505	6,458	6,493	6,452
Diluted	6,548	6,507	6,529	6,495

Dividends paid per share	$0.07	$ 0 .05	$0.19	$ 0 .05

The accompanying notes are an integral part of the condensed consolidated financial statements.

HURCO COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Three Months Ended		Nine Months Ended
	July 31		July 31
	2014	2013	2014	2013
	(Unaudited)		(Unaudited)

Net income	$4,375	$854	$10,280	$6,291

Other comprehensive income (loss):

Translation of foreign currency financial statements	(886)	(520)	(372)	(614)

(Gain) / loss on derivative instruments reclassified into operations, net of tax $134, $(28), $398 and $(625), respectively	243	(49)	724	(1,098)

Gain / (loss) on derivative instruments, net of tax $340, $(245), $(326) and $(395), respectively	619	(430)	(592)	(693)

Total other comprehensive income (loss)	(24)	(999)	(240)	(2,405)

Comprehensive income (loss)	$4,351	$(145)	$10,040	$3,886

The accompanying notes are an integral part of the condensed consolidated financial statements.

HURCO COMPANIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per-share data)

	July 31	October 31
	2014	2013
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$51,345	$42,804
Accounts receivable, net	37,620	36,145
Inventories, net	99,338	95,260
Deferred income taxes	2,096	2,080
Derivative assets	1,189	699
Prepaid expenses	8,691	6,584
Other	1,479	1,430
Total current assets	201,758	185,002

Non-current assets:
Property and equipment:
Land	782	782
Building	7,314	7,326
Machinery and equipment	19,787	19,059
Leasehold improvements	3,594	3,634
	31,477	30,801
Less accumulated depreciation and amortization	(19,490)	(18,502)
	11,987	12,299
Software development costs, less accumulated amortization	3,625	3,714
Goodwill	2,771	2,807
Intangible assets, net	1,811	2,155
Investments and other assets, net	5,746	5,258
	$227,698	$211,235

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$41,819	$35,527
Accrued expenses and other	14,538	13,504
Accrued warranty expenses	1,849	1,778
Derivative liabilities	668	1,212
Short-term debt	3,239	3,665
Total current liabilities	62,113	55,686

Non-current liabilities:
Deferred income taxes	804	743
Accrued tax liability	1,127	1,103
Deferred credits and other	2,402	2,212
Total liabilities	66,446	59,744

Shareholders’ equity:
Preferred stock: no par value per share, 1,000,000 shares authorized, no shares issued	—	—
Common stock: no par value, $.10 stated value per share, 12,500,000 shares authorized, 6,585,918 and 6,533,510 shares issued; and 6,504,880 and 6,465,054 shares outstanding, as of July 31, 2014 and October 31, 2013, respectively	651	647
Additional paid-in capital	55,651	54,698
Retained earnings	107,174	98,130
Accumulated other comprehensive loss	(2,224)	(1,984)
Total shareholders’ equity	161,252	151,491
	$227,698	$211,235

The accompanying notes are an integral part of the condensed consolidated financial statements.

HURCO COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended		Nine Months Ended
	July 31		July 31
	2014	2013	2014	2013
	(Unaudited)		(Unaudited)
Cash flows from operating activities:
Net income	$4,375	$854	$10,280	$6,291
Adjustments to reconcile net income to net cash provided by (used for) operating activities, net of acquisitions:
Provision for doubtful accounts	3	27	(48)	(31)
Deferred income taxes	(71)	(107)	(57)	(692)
Equity in income of affiliates	(82)	(117)	(247)	(231)
Depreciation and amortization	808	791	2,359	2,506
Foreign currency (gain) loss	2,031	366	664	142
Unrealized (gain) loss on derivatives	(634)	518	(106)	705
Stock-based compensation	265	238	657	741
Change in assets and liabilities, net of acquisitions:
(Increase) decrease in accounts receivable	(364)	6,663	(1,520)	9,720
(Increase) decrease in inventories	(5,182)	(3,778)	(5,205)	(3,519)
(Increase) decrease in prepaid expenses	(783)	(379)	(2,107)	(456)
Increase (decrease) in accounts payable	4,965	(279)	6,633	3,046
Increase (decrease) in accrued expenses	1,681	846	1,125	(3,522)
Net change in derivative assets and liabilities	(510)	82	121	(529)
Other	(448)	(1,104)	(434)	(727)
Net cash provided by (used for) operating activities	6,054	4,621	12,115	13,444

Cash flows from investing activities:
Purchase of property and equipment	(476)	(375)	(1,427)	(1,147)
Software development costs	(285)	(233)	(708)	(750)
Other investments	147	(8)	(68)	(48)
Acquisition of business, net of cash acquired	—	(380)	—	(380)
Proceeds from sale of equipment	—	—	126	—
Net cash provided by (used for) investing activities	(614)	(996)	(2,077)	(2,325)

Cash flows from financing activities:
Dividends paid	(456)	(323)	(1,236)	(323)
Proceeds from exercise of stock options	—	303	298	303
Tax benefit from exercised of stock option	—	10	—	10
Restricted shares vested	—	—	2	1
Repayment of short- term debt	—	(2,205)	(386)	(2,205)
Net cash provided by (used for) financing activities	(456)	(2,215)	(1,322)	(2,214)

Effect of exchange rate changes on cash	(313)	(75)	(175)	(63)

Net increase (decrease) in cash and cash equivalents	4,671	1,335	8,541	8,842

Cash and cash equivalents at beginning of period	46,674	43,277	42,804	35,770

Cash and cash equivalents at end of period	$51,345	44,612	$51,345	$44,612

The accompanying notes are an integral part of the condensed consolidated financial statements.

HURCO COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

For the nine months ended July 31, 2014 and 2013

(Unaudited)

					Accumulated
					other
	Common stock		Additional		comprehensive
(In thousands, except	Shares		paid-in	Retained	income
shares outstanding)	Outstanding	Amount	capital	earnings	(loss)	Total

Balances, October 31, 2012	6,447,210	$645	$53,415	$90,586	$(853)	$143,793

Net income	—	—	—	6,291	—	6,291

Other comprehensive loss	—	—	—	—	(2,405)	(2,405)

Stock-based compensation expense	6,475	1	740	—	—	741

Tax benefits from exercise of stock options	—	—	10	—	—	10

Exercise of common stock options	11,369	1	303	—	—	304

Dividends paid	—	—	—	(323)	—	(323)

Balances, July 31, 2013 (Unaudited)	6,465,054	$647	$54,468	$96,554	$(3,258)	$148,411

Balances, October 31, 2013	6,465,054	$647	$54,698	$98,130	$(1,984)	$151,491

Net income	—	—	—	10,280	—	10,280

Other comprehensive loss	—	—	—	—	(240)	(240)

Stock-based compensation expense	23,520	2	655	—	—	657

Exercise of common stock options	16,306	2	298	—	—	300

Dividends paid	—	—	—	(1,236)	—	(1,236)

Balances, July 31, 2014 (Unaudited)	6,504,880	$651	$55,651	$107,174	$(2,224)	$161,252

The accompanying notes are an integral part of the condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	GENERAL

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

The condensed financial information as of July 31, 2014 and for the three and nine months ended July 31, 2014 and July 31, 2013 is unaudited. However, in our opinion, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary to present fairly our consolidated financial position, results of operations, changes in shareholders’ equity and cash flows at the end of the interim periods. We suggest that you read these condensed consolidated financial statements in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended October 31, 2013.

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

We enter into these forward exchange contracts to reduce the potential effects of foreign exchange rate movements on our net equity investment in one of our foreign subsidiaries, to reduce the impact on gross profit and net earnings from sales and purchases denominated in foreign currencies, and to reduce the impact on our net earnings of foreign currency fluctuations on receivables and payables denominated in foreign currencies that are different than our subsidiaries’ functional currency. We are primarily exposed to foreign currency exchange rate risk with respect to transactions and net assets denominated in Euros, Pounds Sterling, Canadian Dollars, South African Rand, Singapore Dollars, Indian Rupee, Chinese Yuan, South Korean Won, Polish Zloty, and New Taiwan Dollars. We record all derivative instruments as assets or liabilities at fair value.

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

We had forward contracts outstanding as of July 31, 2014, denominated in Euros, Pounds Sterling and New Taiwan Dollars with set maturity dates ranging from August 2014 through July 2015. The contract amounts, expressed at forward rates in U.S. Dollars at July 31, 2014, were $33.5 million for Euros, $12.7 million for Pounds Sterling and $23.9 million for New Taiwanese Dollars. At July 31, 2014, we had approximately $838,000 of losses, net of tax, related to cash flow hedges deferred in Accumulated other comprehensive loss. Included in this amount were $36,000 of unrealized gains, net of tax, related to cash flow hedge instruments that remain subject to currency fluctuation risk. The majority of these deferred losses will be recorded as an adjustment to Cost of sales and service in periods through July 2015, when the corresponding inventory that is the subject of the related hedge contracts is sold, as described above.

We are also exposed to foreign currency exchange risk related to our investment in net assets in foreign countries. To manage this risk, we have maintained a forward contract with a notional amount of €3.0 million. We designated this forward contract as a hedge of our net investment in Euro denominated assets. We selected the forward method under Financial Accounting Standards Board, or FASB, guidance related to the accounting for derivatives instruments and hedging activities. The forward method requires all changes in the fair value of the contract to be reported as a cumulative translation adjustment in Accumulated other comprehensive loss, net of tax, in the same manner as the underlying hedged net assets. This forward contract matures in November 2014. At July 31, 2014, we had $238,000 of realized gains and $27,000 of unrealized gains, net of tax, recorded as cumulative translation adjustments in Accumulated other comprehensive loss related to these forward contracts.

Derivatives Not Designated as Hedging Instruments

We also enter into foreign currency forward exchange contracts to protect against the effects of foreign currency fluctuations on receivables and payables denominated in foreign currencies. These derivative instruments are not designated as hedges under the FASB guidance and, as a result, changes in their fair value are reported currently as Other (income) expense, net, in the Condensed Consolidated Statements of Income consistent with the transaction gain or loss on the related receivables and payables denominated in foreign currencies.

We had forward contracts outstanding as of July 31, 2014, in Euros, Pounds Sterling, Canadian Dollars, the South African Rand, and the New Taiwan Dollar with set maturity dates ranging from August 2014 through October 2014. The contract amounts at forward rates in U.S. Dollars at July 31, 2014 totaled $53.8 million.

Fair Value of Derivative Instruments

We recognize the fair value of derivative instruments as assets and liabilities on a gross basis on our Condensed Consolidated Balance Sheets. As of July 31, 2014 and October 31, 2013, all derivative instruments were recorded at fair value on the balance sheets as follows (in thousands):

	July 31, 2014		October 31, 2013
	Balance sheet	Fair	Balance sheet	Fair
Derivatives	location	value	location	value

Designated as hedging instruments:
Foreign exchange forward contracts	Derivative assets	$603	Derivative assets	$244
Foreign exchange forward contracts	Derivative liabilities	$505	Derivative liabilities	$1,158

Not designated as hedging instruments:
Foreign exchange forward contracts	Derivative assets	$586	Derivative assets	$455
Foreign exchange forward contracts	Derivative liabilities	$163	Derivative liabilities	$54

Effect of Derivative Instruments on the Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Changes in Shareholders’ Equity and Condensed Consolidated Statements of Income

Derivative instruments had the following effects on our Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Changes in Shareholders’ Equity and Condensed Consolidated Statements of Income during the three months ended July 31, 2014 and 2013 (in thousands):

	Amount of Gain (Loss)		Location of Gain	Amount of Gain (Loss)
	Recognized in Other		(Loss) Reclassified from Other	Reclassified from Other
Derivatives	Comprehensive Income		Comprehensive Income	Comprehensive Income
	Three months ended			Three months ended
	July 31,			July 31,
	2014	2013		2014	2013
Designated as hedging instruments:
(Effective portion)

Foreign exchange forward contracts – Intercompany sales/purchases	$959	$(675)	Cost of sales and service	$(377)	$77

Foreign exchange forward contract – Net investment	$143	$(49)

We recognized a gain of $19,000 for the three months ended July 31, 2014 as a result of contracts closed early that were deemed ineffective for financial reporting purposes and did not qualify as cash flow hedges. We did not recognize gains or losses as a result of hedges deemed ineffective for the three months ended July 31, 2013. We recognized the following gains and losses in our Condensed Consolidated Statements of Income during the three months ended July 31, 2014 and 2013 (in thousands) on derivative instruments not designated as hedging instruments:

Derivatives	Location of gain (loss) recognized in operations	Amount of gain (loss) recognized in operations
		Three months ended July 31,
		2014	2013
Not designated as hedging instruments:

Foreign exchange forward contracts	Other (income) expense, net	$971	$(561)

The following table presents the changes in the components of Accumulated other comprehensive loss, net of tax, for the three months ended July 31, 2014 (in thousands):

	Foreign
	Currency	Cash Flow
	Translation	Hedges	Total

Balance, April 30, 2014	$(502)	$(1,698)	$(2,200)

Other comprehensive income (loss) before reclassifications	(886)	619	(267)

Reclassifications	—	243	243

Balance, July 31, 2014	$(1,388)	$(836)	$(2,224)

Derivative instruments had the following effects on our Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Changes in Shareholders’ Equity and Condensed Consolidated Statements of Income during the nine months ended July 31, 2014 and 2013 (in thousands):

	Amount of Gain (Loss)		Location of Gain	Amount of Gain (Loss)
	Recognized in Other		(Loss) Reclassified from Other	Reclassified from Other
Derivatives	Comprehensive Income		Comprehensive Income	Comprehensive Income
	Nine months ended			Nine months ended
	July 31,			July 31,
	2014	2013		2014	2013
Designated as hedging instruments:
(Effective portion)

Foreign exchange forward contracts – Intercompany sales/purchases	$(918)	$(1,088)	Cost of sales and service	$(1,122)	$1,723

Foreign exchange forward contract – Net investment	$61	$(100)

We recognized a loss of $10,000 for the nine months ended July 31, 2014, and a loss of $32,000 for the nine months ended July 31, 2013 as a result of contracts closed early that were deemed ineffective for financial reporting purposes and did not qualify as cash flow hedges. We recognized the following gains and losses in our Condensed Consolidated Statements of Income during the nine months ended July 31, 2014 and 2013 (in thousands) on derivative instruments not designated as hedging instruments:

Derivatives	Location of gain (loss) recognized in operations	Amount of gain (loss) recognized in operations
		Nine months ended July 31,
		2014	2013
Not designated as hedging instruments:

Foreign exchange forward contracts	Other (income) expense, net	$(2)	$(1,148)

The following table presents the changes in the components of Accumulated other comprehensive loss, net of tax, for the nine months ended July 31, 2014 (in thousands):

	Foreign
	Currency	Cash Flow
	Translation	Hedges	Total

Balance, October 31, 2013	$(1,016)	$(968)	$(1,984)

Other comprehensive income (loss) before reclassifications	(372)	(592)	(964)

Reclassifications	—	724	724

Balance, July 31, 2014	$(1,388)	$(836)	$(2,224)

3.	EQUITY INCENTIVE PLAN

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

A summary of stock option activity for the nine-month period ended July 31, 2014, is as follows:

		Weighted Average
	Stock	Exercise
	Options	Price

Outstanding at October 31, 2013	168,712	$20.73

Options granted	—	—
Options exercised	(16,306)	(18.35)
Options cancelled	(20,217)	(25.59)

Outstanding at July 31, 2014	132,189	$20.28

Summarized information about outstanding stock options as of July 31, 2014, that have already vested and those that are expected to vest, as well as stock options that are currently exercisable, are as follows:

	Options already vested	Options currently
	and expected to vest	exercisable

Number of outstanding options	132,189	105,677

Weighted average remaining contractual life (years)	6.19	4.81

Weighted average exercise price per share	$20.28	$19.74

Intrinsic value of outstanding options	$1,601,000	$1,344,000

The intrinsic value of an outstanding stock option is calculated as the difference between the stock price as of July 31, 2014 and the exercise price of the option.

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

A reconciliation of the activity relating to outstanding share awards made under the 2008 Plan and related information is as follows:

	Number of	Grant Date
	Shares	Fair Value
Unvested at October 31, 2013	68,456	$23.01
Shares granted	57,421	24.90
Shares vested	(23,520)	(24.42)
Shares cancelled	(13,609)	(23.64)
Shares withheld	(7,710)	(23.10)
Unvested at July 31, 2014	81,038	$23.83

During the first nine months of fiscal 2014 and 2013, we recorded $657,000 and $741,000, respectively, as stock-based compensation expense attributable to stock option and share awards. As of July 31, 2014, there was an estimated $1.3 million of total unrecognized stock-based compensation expense that we expect to recognize by the end of the first quarter of fiscal 2017.

4.	EARNINGS PER SHARE

Per share results have been computed based on the average number of common shares outstanding. The computation of basic and diluted net income per share is determined using net income applicable to common shareholders as the numerator and the number of shares outstanding as the denominator as follows (in thousands, except per share amounts):

	Three months ended				Nine months ended
	July 31,				July 31,
	2014		2013		2014		2013
	Basic	Diluted	Basic	Diluted	Basic	Diluted	Basic	Diluted

Net income	$4,375	$4,375	$854	$854	$10,280	$10,280	$6,291	$6,291
Undistributed earnings allocated to participating shares	(35)	(35)	(9)	(9)	(83)	(83)	(66)	(66)
Net income applicable to common shareholders	$4,340	$4,340	$845	$845	$10,197	$10,197	$6,225	$6,225
Weighted average shares outstanding	6,505	6,505	6,458	6,458	6,493	6,493	6,452	6,452
Stock options	—	43	—	49	—	36	—	43
	6,505	6,548	6,458	6,507	6,493	6,529	6,452	6,495

Income per share	$0.67	$0.66	$0.13	$0.13	$1.57	$1.56	$0.96	$0.96

5.	ACCOUNTS RECEIVABLE

Accounts receivable are net of allowances for doubtful accounts of $492,000 as of July 31, 2014 and $540,000 as of October 31, 2013.

6.	INVENTORIES

Inventories, priced at the lower of cost (first-in, first-out method) or market, are summarized below (in thousands):

	July 31, 2014	October 31, 2013
Purchased parts and sub-assemblies	$21,550	$21,647
Work-in-process	16,470	15,996
Finished goods	61,318	57,617
	$99,338	$95,260

7.	ACQUISITION OF BUSINESS

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

From time to time, our subsidiaries guarantee third party payment obligations in connection with the sale of machines to customers that use financing. As of July 31, 2014, we had 19 outstanding third party payment guarantees totaling approximately $1.7 million. The terms of these guarantees are consistent with the underlying customer financing terms. Upon shipment of a machine, the customer has the risk of ownership. The customer does not obtain title, however, until it has paid for the machine. A retention of title clause allows us to recover the machine if the customer defaults on the financing. We accrue for potential liabilities under these guarantees when we believe a loss is probable and can be estimated.

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

	Nine months ended
	July 31, 2014	July 31, 2013
Balance, beginning of period	$1,778	$1,623
Provision for warranties during the period	2,825	2,743
Charges to the reserve	(2,745)	(2,705)
Impact of foreign currency translation	(9)	(11)
Balance, end of period	$1,849	$1,650

The year-over-year increase in the warranty reserve reflects higher sales volumes and anticipated claims for machines under warranty as well as the sale of a greater number of our higher-performance machines which have a higher cost per claim.

10.	DEBT AGREEMENTS

On December 7, 2012, we entered into an agreement with a financial institution that provided us with a $12.5 million unsecured revolving credit and letter of credit facility, with a $3.0 million maximum amount for outstanding letters of credit on the credit facility. On May 9, 2014, the maximum amount for outstanding letters of credit under our U.S. credit facility was increased from $3.0 million to $5.0 million in order to guarantee a new revolving credit facility in Taiwan. Borrowings under the U.S. credit facility bear interest at a LIBOR-based rate or a floating rate of 1% above the prevailing prime rate. The floating rate is not less than the greatest of (a) a one month LIBOR-based rate plus 1.00% per annum, (b) the federal funds effective rate plus 0.50% per annum, and (c) the prevailing prime rate. The rate we must pay for that portion of the U.S. credit facility which is not utilized is 0.05% per annum. On June 5, 2014, the maximum amount of cash dividends we are permitted to pay was increased from $1.0 million to $3.0 million per calendar year, and we can pay cash dividends up to this amount so long as we are not in default before and after giving effect to such dividends.

We have a £1.0 million revolving credit facility in the United Kingdom and a €1.5 million revolving credit facility in Germany. On May 12, 2014, we established a Taiwan credit facility in the amount of 100.0 million New Taiwan Dollars (approximately $3.3 million) with an expiration date of May 12, 2015. Our Taiwan credit facility is backed by letters of credit under our U.S. credit facility. We also have a 40.0 million Chinese Yuan credit facility in China.

All of our credit facilities are unsecured except that borrowings under our Taiwan credit facility are backed by letters of credit drawn on our unsecured U.S. credit facility.

We had $3.2 million and $3.3 million of borrowings outstanding under our China credit facility at July 31, 2014 and October 31, 2013, respectively.  We had no other debt or borrowings under any of our other credit facilities. At July 31, 2014 we were in compliance with all covenants contained in our credit agreements and, as of that date, we had total unutilized credit facilities of approximately $18.8 million.

11.	INCOME TAXES

Our effective income tax rate for the first nine months of fiscal 2014 was 29% in comparison to 33% for the same period in fiscal 2013. The decrease in the effective rate was primarily due to changes in the geographic mix of income or loss between tax jurisdictions.  We recorded income tax expense during the first nine months of fiscal 2014 of $4.2 million compared to $3.0 million for the same period in fiscal 2013, primarily as a result of the increase in pre-tax income period-over-period.  We have not provided any U.S. income taxes on the undistributed earnings of our wholly-owned foreign subsidiaries based upon our determination that such earnings will be indefinitely reinvested in our foreign operations.  In the event these earnings are later distributed to our U.S. operations, such distributions would likely result in additional U.S. tax that may be offset, at least in part by associated foreign tax credits.

Our unrecognized tax benefits were $1.3 million as of July 31, 2014 and as of October 31, 2013, and in each case included accrued interest.

We recognize accrued interest and penalties related to unrecognized tax benefits as components of income tax expense.   As of July 31, 2014, the gross amount of interest accrued, reported in Accrued expenses and other, was approximately $10,000, which did not include the federal tax benefit of interest deductions.

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

In accordance with this guidance, the following table represents the fair value hierarchy for our financial assets and liabilities measured at fair value as of July 31, 2014 and October 31, 2013 (in thousands):

	Assets		Liabilities
	July 31, 2014	October 31, 2013	July 31, 2014	October 31, 2013

Level 1
Deferred Compensation	$1,184	$1,073	$-	$-

Level 2
Derivatives	$1,189	$699	$668	$1,212

Included in Level 1 assets are mutual fund investments under a nonqualified deferred compensation plan. We estimate the fair value of these investments on a recurring basis using readily available market prices.

Included as Level 2 fair value measurements are derivative assets and liabilities related to gains and losses on foreign currency forward exchange contracts entered into with a third party. We estimate the fair value of these derivatives on a recurring basis using foreign currency exchange rates obtained from active markets. Derivative instruments are reported in the accompanying consolidated financial statements at fair value. We have derivative financial instruments in the form of foreign currency forward exchange contracts as described in Note 2 of Notes to the Condensed Consolidated Financial Statements in which the U.S. Dollar equivalent notional amounts of these contracts was $129.2 million and $105.0 million at July 31, 2014 and October 31, 2013, respectively. The fair value of Derivative assets recorded on our Condensed Consolidated Balance Sheets was $1.2 million at July 31, 2014 and $699,000 at October 31, 2013. The fair value of Derivative liabilities recorded on our Condensed Consolidated Balance Sheets was $668,000 at July 31, 2014 and $1.2 million at October 31, 2013.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), establishing a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. This update provides a five-step analysis in determining when and how revenue is recognized. The new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services and will supersede most of the existing revenue recognition guidance, including industry-specific guidance. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Early adoption is not permitted. We have the option of using either a full retrospective or modified approach to adopt this guidance. We are assessing the method of adoption and the impact this new accounting guidance will have on our consolidated financial statements.

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE OVERVIEW

Hurco Companies, Inc. is an industrial technology company operating in a single segment. We design and produce computerized machine tools, featuring our proprietary computer control systems and software, for sale through our own distribution network to the worldwide metal cutting market. We also produce machine tool components, software options, control upgrades, accessories and replacement parts for our products, as well as provide customer service and training support.

The following overview is intended to provide a brief explanation of the principal factors that have contributed to our recent financial performance. This overview is intended to be read in conjunction with the more detailed information included in our unaudited financial statements that appear elsewhere in this report.

The market for machine tools is international in scope. We have both significant foreign sales and significant foreign manufacturing operations. During the first nine months of fiscal 2014, approximately 63% of our revenues were attributable to customers in Europe, where we typically sell most of our higher-performance, higher-priced VMX series machines. Additionally, approximately 11% of our revenues in that period were attributable to customers in Asia, where we sell more of our entry-level, lower-priced machines, but also where we encounter greater price pressures. We sell our products through more than 100 independent agents and distributors in countries throughout North America, Europe and Asia. We also have our own direct sales and service organizations in China, France, Germany, India, Italy, Poland, Singapore, South Africa, the United Kingdom and certain parts of the United States. The vast majority of our machine tools are manufactured to our specifications primarily by our wholly-owned subsidiary in Taiwan, Hurco Manufacturing Limited (HML). Machine castings and components to support HML’s production are manufactured at our facility in Ningbo, China.

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

RESULTS OF OPERATIONS

Three Months Ended July 31, 2014 Compared to Three Months Ended July 31, 2013

Sales and Service Fees. Sales and service fees for the third quarter of fiscal 2014 totaled $55.4 million, an increase of $10.2 million, or 23%, compared to the corresponding quarter of fiscal 2013. The year-over-year increase included a favorable currency impact of $1.7 million, primarily due to a stronger Euro and Pound Sterling when translating foreign sales to U.S. Dollars for financial reporting purposes.

The following two tables set forth net sales (in thousands) by geographic region and product category, respectively, for the third quarter of fiscal 2014 and 2013:

Sales and Service Fees by Geographic Region

	Three months ended July 31,				Change
	2014		2013		Amount	%
North America	$13,643	25%	$14,730	33%	$(1,087)	(7)%
Europe	36,627	66%	25,973	57%	10,654	41%
Asia Pacific	5,109	9%	4,455	10%	654	15%
Total	$55,379	100%	$45,158	100%	$10,221	23%

Sales and service fees in Europe and the Asia Pacific region increased during the third quarter of fiscal 2014 by 41% and 15%, respectively, compared to the corresponding prior year period. The overall improvement in sales for these regions was primarily driven by increased shipments and a favorable mix of higher-performance machines. European sales and service fees for the third quarter of fiscal 2014 included $2.6 million of sales from electro-mechanical components and accessories manufactured by LCM, compared to one month’s sales of $0.5 million in the corresponding quarter in fiscal 2013. North American sales in the third quarter of fiscal 2014, similar to the second quarter, reflected market softening when compared to the same periods in fiscal 2013. In general, the softening of sales in North America is not unusual in the months prior to the International Manufacturing Technology Show which is held in September of even-numbered years.

Sales and Service Fees by Product Category

	Three months ended July 31,				Change
	2014		2013		Amount	%
Computerized Machine Tools	$48,299	87%	$38,577	85%	$9,722	25%
Service Fees, Parts and Other	7,080	13%	6,581	15%	499	8%
Total	$55,379	100%	$45,158	100%	$10,221	23%

Orders. Orders for the third quarter of fiscal 2014 were $56.4 million, an increase of $10.2 million, or 22%, over the corresponding period in fiscal 2013. The impact of currency translation on orders booked in the third quarter of fiscal 2014 was consistent with the impact on sales.

Orders increased in Europe and the Asia Pacific region during the third quarter of fiscal 2014 by $8.1 million, or 29%, and $2.5 million, or 74%, respectively, while orders in North America decreased by $0.4 million, or 3%, in comparison to the corresponding period in fiscal 2013. The increase in European orders for the third quarter of fiscal 2014 was primarily driven by increased orders in Germany and England. The year-over-year improvement in Asian Pacific orders for the third quarter of fiscal 2014 included the benefit of multiple machine orders and a favorable mix of higher-performance machines. European orders for the third quarter of fiscal 2014 included $1.3 million of LCM products, compared to $3.8 million in the corresponding period in fiscal 2013. LCM orders for the third quarter of fiscal 2013 included backlog orders existing at the date of acquisition of LCM and one month of new orders booked subsequent to the acquisition.

Gross Profit. Gross profit for the third quarter of fiscal 2014 was $18.0 million, or 33% of sales, compared to $11.7 million, or 26% of sales, for the corresponding period in fiscal 2013. The increase in gross profit was primarily attributable to a higher sales volume, particularly in Europe, the primary market for our higher-performance machines, and the increased cost efficiencies realized from higher production levels during the fiscal 2014 period.

Operating Expenses. Selling, general and administrative expenses in the third quarter of fiscal 2014 were $11.9 million, an increase of $1.9 million over the corresponding prior year period. The increase in selling, general and administrative expenses was due primarily to incremental operating expenses associated with the acquisition of the LCM business and increased incentive compensation expense.

Operating Income (Loss). Operating income for the third quarter of fiscal 2014 was $6.1 million compared to $1.7 million for the prior year period. The improvement in operating income period-over-period was due primarily to the increase in sales.

Other (Income) Expense, Net. Other expense decreased by $0.5 million in the third quarter of fiscal 2014 compared to the corresponding period in fiscal 2013, primarily due to net realized and unrealized losses from foreign currency fluctuations on payables and receivables, net of foreign currency forward exchange contracts.

Income Taxes. Our effective tax rate for the third quarter of fiscal 2014 was 28% in comparison to 24% for the same period in fiscal 2013. The increase in the effective income tax rate was primarily due to changes in the geographic mix of income or loss among tax jurisdictions. We recorded income tax expense during the third quarter of fiscal 2014 of $1.7 million compared to an income tax expense of $0.3 million for the same period in fiscal 2013.

Nine Months Ended July 31, 2014 Compared to Nine Months Ended July 31, 2013

Sales and Service Fees. Sales and service fees for the first nine months ended July 31, 2014 totaled $160.1 million, an increase of $21.2 million, or 15%, over the corresponding period in fiscal 2013. The year-over-year increase included a favorable currency impact of $4.0 million, primarily due to a stronger Euro and Pound Sterling when translating foreign sales to U.S. Dollars for financial reporting purposes.

The following tables set forth net sales (in thousands) by geographic region and product category for the first nine months of fiscal 2014 and 2013, respectively:

Net Sales and Service Fees by Geographic Region

	Nine months ended July 31,				Change
	2014		2013		Amount	%
North America	$42,223	26%	$44,062	32%	$(1,839)	(4)%
Europe	100,898	63%	82,539	59%	18,359	22%
Asia Pacific	16,959	11%	12,261	9%	4,698	38%
Total	$160,080	100%	$138,862	100%	$21,218	15%

Sales in Europe and the Asian Pacific regions increased during the first nine months of fiscal 2014 by 22% and 38%, respectively, compared to the corresponding prior year period. European sales and service fees included $6.4 million attributable to sales of LCM products, compared to one month’s sales of $0.5 million in the corresponding prior year period. The year-over-year increase in Asian Pacific sales was primarily attributable to increased shipments in China. Sales in North America during the first nine months of fiscal 2014 softened in comparison to the record level sales achieved in the same period in fiscal 2013. In general, the softening of sales in North America is not unusual in the months prior to the International Manufacturing Technology Show which is held in September of even-numbered years.

Sales and Service Fees by Product Category

	Nine months ended July 31,				Change
	2014		2013		Amount	%
Computerized Machine Tools	$139,276	87%	$119,934	86%	$19,342	16%
Service Fees, Parts and Other	20,804	13%	18,928	14%	1,876	10%
Total	$160,080	100%	$138,862	100%	$21,218	15%

Orders. Orders for the first nine months of fiscal 2014 were $167.2 million, an increase of $21.1 million, or 14%, over the corresponding period in fiscal 2013. The impact of currency translation on orders booked in the 2014 period was consistent with the impact on sales.

Orders increased in Europe and the Asia Pacific region during the first nine months of fiscal 2014 by $21.0 million, or 23%, and $2.2 million, or 15%, respectively, while orders in North America decreased by $2.0 million, or 5%, in comparison to the corresponding period in fiscal 2013. The increase in European orders for the first nine months of fiscal 2014 was primarily driven by increased orders in Germany and England. The year-over-year improvement in Asian Pacific orders for the nine month period included the benefit of multiple machine orders and a favorable mix of higher-performance machines. European orders for the first nine months of fiscal 2014 included $7.3 million of LCM products, compared to $3.8 million in the corresponding period in fiscal 2013. LCM orders in fiscal 2013 included backlog orders existing at the date of acquisition of LCM and one month of new orders booked subsequent to the acquisition.

Gross Profit. Gross profit for the first nine months of fiscal 2014 was $48.6 million, or 30% of sales, compared to $39.9 million, or 29% of sales, for the corresponding period in fiscal 2013. The increase in gross profit was attributable to a higher sales volume, particularly in Europe, the primary market for our higher-performance machines, and the increased cost efficiencies realized from higher production levels.

Operating Expenses. Selling, general and administrative expenses were $33.7 million for the first nine months of fiscal 2014 compared to $29.6 million for the prior year period. The increase in selling, general and administrative expenses was due primarily to incremental operating expenses associated with the acquisition of the LCM business and increased incentive compensation expense.

Operating Income (Loss). Operating income for the first nine months of fiscal 2014 was $14.9 million compared to $10.3 million for the same prior year period. The improvement in operating income year-over-year was primarily due to the increase in sales.

Other (Income) Expense, Net. Other expense decreased by $0.5 million in the first nine months of fiscal 2014 compared to the corresponding period in fiscal 2013, primarily due to net realized and unrealized losses from foreign currency fluctuations on payables and receivables, net of foreign currency forward exchange contracts.

Income Taxes. Our effective tax rate for the first nine months of fiscal 2014 was 29% in comparison to 33% for the corresponding period in fiscal 2013. The decrease in the effective income tax rate was primarily due to changes in the geographic mix of income or loss among tax jurisdictions. We recorded income tax expense during the first nine months of fiscal 2014 of $4.2 million compared to $3.0 million for the corresponding period in fiscal 2013.

LIQUIDITY AND CAPITAL RESOURCES

We depend upon cash resources to fund dividends on our common stock, our working capital needs and acquisitions. At July 31, 2014, we had cash and cash equivalents of $51.3 million, compared to $42.8 million at October 31, 2013. Approximately 48% of the $51.3 million of cash and cash equivalents is denominated in U.S. Dollars. The balance is attributable to our foreign operations and is held in the local currencies of our various foreign entities, subject to fluctuations in currency exchange rates. We do not believe that the indefinite reinvestment of these funds in our foreign operations impairs our ability to meet our domestic working capital needs.

Working capital, excluding cash and cash equivalents, was $88.3 million at July 31, 2014, compared to $86.5 million at October 31, 2013. The increase in working capital, excluding cash and cash equivalents, was primarily due to the increase in accounts receivable.

Capital expenditures of $2.1 million during the first nine months of fiscal 2014 were primarily for capital improvements and software development costs. We funded these expenditures with cash on hand.

At July 31, 2014, we had $3.2 million of borrowings outstanding under our China credit facility. We had no other debt or borrowings under any of our other credit facilities. At July 31, 2014, we had an aggregate of $18.8 million available for borrowing under our credit facilities and were in compliance with all covenants.

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

CRITICAL ACCOUNTING POLICIES

Our accounting policies, which are described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2013, require management to make significant estimates and assumptions using information available at the time the estimates are made. These estimates and assumptions significantly affect various reported amounts of assets, liabilities, revenues, and expenses. If our future experience differs materially from these estimates and assumptions, our results of operations and financial condition would be affected. There were no material changes to our critical accounting policies during the first nine months of fiscal 2014.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

There have been no material changes related to contractual obligations and commitments from the information provided in our Annual Report on Form 10-K for the fiscal year ended October 31, 2013.

OFF BALANCE SHEET ARRANGEMENTS

From time to time, our subsidiaries guarantee third party payment obligations in connection with the sale of machines to customers that use financing. We follow Financial Accounting Standards Board, or FASB, guidance for accounting for contingencies with respect to these guarantees. As of July 31, 2014, we had 19 outstanding third party payment guarantees totaling approximately $1.7 million. The terms of these guarantees are consistent with the underlying customer financing terms. Upon shipment of a machine, the customer has the risk of ownership. The customer does not obtain title, however, until it has paid for the machine. A retention of title clause allows us to recover the machine if the customer defaults on the financing. We accrue for potential liabilities under these guarantees when we believe a loss is probable and can be estimated.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

Certain statements made in this report constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from those expressed or implied by the statements. These risks, uncertainties and other factors include:

•	The cyclical nature of the machine tool industry;
•	Uncertain economic conditions, which may adversely affect overall demand, particularly in Europe;
•	The risks of our international operations;
•	The limited number of our manufacturing sources;
•	The effects of changes in currency exchange rates;
•	Our dependence on new product development;
•	Possible obsolescence of our technology and the need to make technological advances;
•	Competition with larger companies that have greater financial resources;
•	Increases in the prices of raw materials, especially steel and iron products;
•	Acquisitions that could disrupt our operations and affect operating results;
•	Impairment of our assets;
•	Negative or unforeseen tax consequences;
•	Our ability to protect our intellectual property assets;
•	Our ability to integrate acquisitions;
•	Uncertainty concerning our ability to use tax loss carryforwards;
•	The effect of the loss of members of senior management and key personnel; and
•	Governmental actions, initiatives and regulations, including import and export restrictions and tariffs.

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Interest on borrowings on our credit facilities are variable and tied to prevailing domestic and foreign interest rates. At July 31, 2014, we had $3.2 million of borrowings outstanding under our China credit facility. We had no other debt or borrowings under any of our other credit facilities.

Foreign Currency Exchange Risk

In the first nine months of fiscal 2014, we derived approximately 63% of our revenues from European markets. All of our computerized machine tools and computer control systems, as well as certain proprietary service parts, are sourced by our U.S.-based engineering and manufacturing division and re-invoiced to our European sales and service subsidiaries, primarily in their functional currencies.

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

Forward contracts for the sale or purchase of foreign currencies as of July 31, 2014, which are designated as cash flow hedges under FASB guidance related to accounting for derivative instruments and hedging activities were as follows:

	Notional Amount in	Weighted Avg.		Contract Amount at Forward Rates in U.S. Dollars
Forward Contracts	in Foreign Currency	Forward Rate		Contract Date	July 31, 2014	Maturity Dates
Sale Contracts:
Euro	25,025,000	1.3604		34,045,095	33,526,459	August 2014 – July 2015
Pound Sterling	7,515,000	1.6542		12,431,649	12,667,262	August 2014 – July 2015
Purchase Contracts:
New Taiwan Dollar	718,000,000	29.712	*	24,164,985	23,938,024	August 2014 – July 2015

*NT Dollars per U.S. Dollar

Forward contracts for the sale or purchase of foreign currencies as of July 31, 2014, which were entered into to protect against the effects of foreign currency fluctuations on receivables and payables and are not designated as hedges under this guidance denominated in foreign currencies, were as follows:

	Notional Amount in	Weighted Avg.		Contract Amount at Forward Rates in U.S. Dollars
Forward Contracts	Foreign Currency	Forward Rate		Contract Date	July 31, 2014	Maturity Dates
Sale Contracts:
Euro	21,981,086	1.3651		30,005,320	29,439,086	August 2014 – October 2014
Pound Sterling	1,026,174	1.6901		1,734,376	1,732,196	August 2014
Canadian Dollar	997,485	0.9103		907,963	913,008	October 2014
South African Rand	9,696,864	0.0913		885,224	891,592	October 2014

Purchase Contracts:
New Taiwan Dollar	627,439,185	29.866	*	21,008,194	20,872,431	August 2014 – October 2014

* NT Dollars per U.S. Dollar

We are also exposed to foreign currency exchange risk related to our investment in net assets in foreign countries. To manage this risk, we have maintained a forward contract with a notional amount of €3.0 million. We designated this forward contract as a hedge of our net investment in Euro-denominated assets. We selected the forward method under FASB guidance related to the accounting for derivatives instruments and hedging activities. The forward method requires all changes in the fair value of the contract to be reported as a cumulative translation adjustment in Accumulated other comprehensive loss, net of tax, in the same manner as the underlying hedged net assets. This forward contract matures in November 2014. At July 31, 2014, we had $238,000 of realized gains and $27,000 of unrealized gains, net of tax, recorded as cumulative translation adjustments in Accumulated other comprehensive loss related to the hedging of our net investment in Euro-denominated assets. Forward contracts for the sale or purchase of foreign currencies as of July 31, 2014, which are designated as net investment hedges under this guidance were as follows:

	Notional Amount	Weighted Avg.	Contract Amount at Forward Rates in U.S. Dollars
Forward Contracts	in Foreign Currency	Forward Rate	Contract Date	July 31, 2014	Maturity Date
Sale Contracts:
Euro	3,000,000	1.3533	4,059,900	4,018,230	November 2014

Item 4.  CONTROLS AND PROCEDURES

We carried out an evaluation under the supervision and with participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2014, pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of the evaluation date.

There were no changes in our internal controls over financial reporting during the three months ended July 31, 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6.	EXHIBITS

	10.1	First Amendment to Credit Agreement dated as of May 9, 2014 between Hurco Companies, Inc., JPMorgan Chase Bank, N.A. and the lenders signatory thereto.

	10.2	Second Amendment to Credit Agreement dated as of June 5, 2014 between Hurco Companies, Inc., JPMorgan Chase Bank, N.A. and the lenders signatory thereto.

	31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-15(b) under the Securities and Exchange Act of 1934, as amended.

	31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-15(b) under the Securities and Exchange Act of 1934, as amended.

	32.1	Certification by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	101.INS	XBRL Instance Document*

	101.SCH	XBRL Taxonomy Extension Schema Document*

	101.CAL	XBRL Taxonomy Extension Schema Document*

	101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

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

September 5, 2014

