Form 10-K
period 2014-10-31
HURCO COMPANIES INC
filed 2015-01-09
CIK 315374

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended October 31, 2014 or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to _________.

Commission File No. 0-9143

HURCO COMPANIES, INC.

(Exact name of registrant as specified in its charter)

Indiana	35-1150732
(State or other jurisdiction of	(I.R.S. Employer Identification Number)
incorporation or organization)

One Technology Way
Indianapolis, Indiana	46268
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code	(317) 293-5309

Securities registered pursuant to Section 12(b) of the Act:	None

Securities registered pursuant to Section 12(g) of the Act:	Common Stock, No Par Value
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d).

Yes ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to the filing requirements for the past 90 days.

Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No ☒

The aggregate market value of the registrant’s voting stock held by non-affiliates as of April 30, 2014 (the last day of our most recently completed second quarter) was $173,420,000.

The number of shares of the registrant’s common stock outstanding as of December 31, 2014 was 6,522,886.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the registrant’s Proxy Statement for its 2015 Annual Meeting of Shareholders (Part III).

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

Our executive offices and principal design and engineering operations are headquartered in Indianapolis, Indiana, USA.  Sales, application engineering and service subsidiaries are located in China, France, Germany, India, Italy, Poland, Singapore, South Africa, the United Kingdom, and the USA. We have manufacturing operations in Taiwan, the USA, Italy and China, and distribution facilities in the USA, the Netherlands, and Taiwan. During the third quarter of fiscal 2013, we acquired the machine tools components business of an Italian designer and manufacturer of electro-mechanical components and accessories for machine tools. We are operating this business through our wholly-owned subsidiary, LCM Precision Technology S.r.l. (LCM). This acquisition supports our mission to develop advanced machine tool technologies to support our customers, that need increasingly sophisticated and versatile CNC (“Computer Numerical Control”) machine tools to stay competitive and to grow profitability.

Our strategy is to design, manufacture and sell a comprehensive line of computerized machine tools that incorporate our proprietary, interactive, computer control technology for the global metal cutting market.  Our technology is designed to enhance the machine tool user's productivity through ease of operation and higher levels of machine performance (speed, accuracy and surface finish quality).  We use an open system software architecture that permits our computer control systems and software to be produced and employed using standard PC hardware. We have emphasized a “user-friendly” design that employs both interactive conversational and graphical programming software. We routinely expand our product offering to meet customer needs, which has led us to design and manufacture more complex machining centers with advanced capabilities.  We bring a disciplined approach to strategically enter new geographic markets, as appropriate.

Industry

Machine tool products are considered capital goods, which makes them part of an industry that has historically been highly cyclical.

Although industry association data for the U.S. machine tool market is available, that market only accounts for approximately 16% of worldwide consumption.  Reports available for the U.S. machine tool market include:

•	United States Machine Tool Consumption – generated by the Association for Manufacturing Technology, this report includes metal cutting machines of all types and sizes, including segments in which we do not compete
•	Purchasing Manager’s Index - developed by the Institute for Supply Management, this report includes activity levels in U.S. manufacturing plants that purchase machine tools
•	Capacity Utilization of Manufacturing Companies – issued by the Federal Reserve Board

A limited amount of information is available for foreign markets, and different reporting methodologies are used by various countries.  Machine tool consumption data published by Gardner Publications, Inc., calculates machine tool consumption annually by country.  It is important to note that data for foreign countries are based on government reports that may lag 6 to 12 months and therefore are unreliable for forecasting purposes.

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

Products

Our core products consist of general purpose computerized machine tools for the metal cutting industry. These are, principally, vertical machining centers (mills) and turning centers (lathes), with which our proprietary software and computer control systems are fully integrated. Additionally, we produce and distribute software options, control upgrades, hardware accessories, and replacement parts for our machine tool product lines, and we provide operator training and support services to our customers. We also produce computer control systems and related software for press brake applications that are sold as retrofit units for installation on existing or new press brake machines. Through LCM, we now produce CNC rotary and tilting tables, swivel heads and electro-spindles.

The following table sets forth the contribution of each of our product groups and services to our total revenues during each of the past three fiscal years:

Net Sales and Service Fees by Product Category

(Dollars in thousands)

	Year Ended October 31,
	2014		2013		2012
Computerized Machine Tools**	$193,937	87%	$166,896	87%	$179,337	88%
Computer Control Systems and Software *	3,407	2%	3,066	2%	2,947	1%
Service Parts	17,391	8%	16,474	8%	15,299	8%
Service Fees	7,568	3%	6,368	3%	5,534	3%
Total	$222,303	100%	$192,804	100%	$203,117	100%

* Amounts shown do not include computer control systems sold as integrated components of computerized machine tools.

** Amounts shown include sales of LCM electro-mechanical components to third parties since the date of acquisition on July 1, 2013.

Computerized Machine Tools – Machining and Turning Centers

We design, manufacture and sell computerized machine tools equipped with a fully integrated interactive computer control system that features our proprietary WinMax® software. Our computer control system enables a machine tool operator to create complex two-dimensional or three-dimensional machining programs directly from an engineering drawing or computer aided design geometry file. An operator with little or no machine tool programming experience can successfully create a program with minimal training and begin machining the part in a short period of time.  The control features an operator console with a liquid crystal display (LCD), and incorporates an upgradeable personal computer (PC) platform using a high speed processor with solid rendering graphical programming.  In addition, WinMax® has a Windows®* based operating system that enables users to improve shop floor flexibility and software productivity.

Companies using computer controlled machine tools are better able to:

•	maximize the efficiency of their human resources;
•	make more advanced and complex parts from a wide range of materials using multiple processes;
•	incorporate fast moving changes in technology into their operations to keep their competitive edge; and
•	integrate their business into the global supply chain of their customers by supporting small to medium lot sizes for “just in time” initiatives.

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

Machine tool products today are being designed to meet the demand for machining complex parts with greater part accuracies.  Our proprietary controls with WinMax® software and high speed processors efficiently handle the large amounts of data these complex part-making programs require, which enables our customers to create parts with higher accuracy at faster speeds. We continue to add technology to our control design as it becomes available. For example, UltiMotion, our patented motion control system, provides significant cycle time reductions and increases the quality of a part’s surface finish. This technology differentiates us in the marketplace and is incorporated into our control.

*Windows® is a registered trademark of Microsoft Corporation in the United States and other countries.

Our offering of machining centers, currently equipped with either a twin touch-screen console or a single touch-screen console, consists of the following nine product lines:

VM Product Line

The VM product line consists of moderately priced vertical machining centers for the entry-level market. Their design premise of a machining center with a large work cube and a small footprint optimizes the use of available floor space. The VM line consists of five models in four sizes with X-axis (horizontal) travels of 18, 26, 40, and 50 inches.

VMX Product Line

The VMX product line consists of higher performing vertical machining centers aimed at manufacturers that require greater part accuracy. It is our flagship series of machining centers. The VMX line consists of 20 models in seven sizes with X-axis travels of 24, 30, 42, 50, 60, 64, and 84 inches.

Five-Axis Product Line

The five-axis product line is targeted at manufacturers seeking to produce complex multi-sided parts in a single setup. Machines in this product line can yield significant productivity gains for manufacturers that previously had to process each side of a part separately.   With the addition of the VMX30UHSi, VMX42HSRTi, DCX325Si, and VCX600i this year, the five-axis product line now consists of 13 models in five sizes.

HS High Speed Machining Product Line

Due to the integral, motorized spindle with a base speed of 18,000 rpm, the HS product line is desirable for the die and mold industry with particular interest in improving surface finish quality and reducing cycle time. Additionally, this product line offers us the opportunity to expand our customer base to manufacturers that produce larger batches. The HS product line consists of two models with X-axis travels of 24 and 42 inches.

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

HBMX Boring Mill Product Line

The HBMX product line is beneficial to manufacturers that build custom machinery and parts for a multitude of industries, such as packaging, pharmaceutical, automotive, energy, and medical. Additionally, boring mills are also used to repair and/or rebuild large components. The HBMX boring mill product line consists of three models with X-axis travels of 55, 79, and 94 inches.

TM/TMM Product Line

Since its introduction in fiscal 2005, we have continued to expand the TM turning center (horizontal slant-bed lathe) product line. The TM series is designed for entry-level job shops and contract manufacturers seeking efficient processing of small to medium lot sizes. There is one TM model in seven sizes: the TM6, TM8, TM10, TM12, TM18, TM18L, and TM18BB, which was introduced this year. The TM18BB big bore turning center targets the energy and aerospace industries because it has a larger chuck diameter and bigger bar capacity for larger parts. We added motorized tooling on the lathe turret to further enhance the capability of the TM turning centers and designated it as the TMM product line. These turning centers with live tooling allow our customers to complete a number of secondary milling, drilling and tapping operations while the part is still held in the chuck after the turning operations are complete, which provides significant productivity gains. The addition of the TMM12 this year expands the TMM product line to three models.

TMX Product Line

The TMX product line consists of high performance turning centers.   There are three models in two sizes. One of the models is equipped with an additional axis and motorized live tooling, and another one of the models has an additional spindle.

DCX Product Line

The double column DCX series includes five models in three sizes. These 2-meter, 3-meter, and 4-meter machining centers are designed to facilitate production of large parts and molds often required by the aerospace, energy and custom machinery industries.

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

Software Products

In addition to our standard computer control features, we offer software option products for two-dimensional programming.  These products are sold to users of our computerized machine tools equipped with our twin touch-screen or single touch-screen consoles featuring WinMax® control software.  The options include: Swept Surface, SelectSurface Finish Quality (SFQ), DXF Transfer, UltiMonitor, UltiPocket, Conversational Part and Tool Probing, Advanced Verification Graphics, the Tool and Material Library, NC/Conversational Merge, Job List, Thread Repair, and Simultaneous Five-Axis Contouring.

Our Swept Surface software option simplifies programming of 3D contours and significantly reduces programming time.

SelectSurface Finish Quality (SFQ) lets the customer control surface finish quality and run time in one easy step.

The DXF Transfer software option increases operator productivity because it eliminates manual data entry of part features by transferring AutoCAD®* drawing files directly into our computer control or into our desktop programming software, WinMax® Desktop.

UltiMonitor is a web-based productivity, management and service tool, enabling customers to monitor, inspect and receive notifications about their Hurco machines from any location where they can access the internet. Customers can transfer part designs, receive event notifications via email or text, access diagnostic data, monitor the machine via webcam and communicate with the machine operator.

* AutoCAD® is a registered trademark of Autodesk, Inc., and/or its subsidiaries and/or affiliates in the USA and/or other countries.

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

Job List provides an intuitive way to group files together and run them sequentially without operator intervention, which promotes automation, lights-out machining, program stitching, file bundling, and adaptive processes.

Thread Repair is a feature for turning applications that provides an efficient way to repair existing threads, which is especially beneficial for large pipes and other parts manufactured for the oil/energy sector.

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

LCM Machine Tool Components and Accessories

During the third quarter of fiscal 2013, we acquired the business of an Italian designer and manufacturer of electro-mechanical components and accessories for machine tools. We are operating this business through our subsidiary in Italy, LCM. We incorporate LCM products in many of our machine tools and also sell these products to third parties.

CNC Rotary Tables

LCM has five lines of CNC rotary tables for both horizontal and vertical-horizontal positioning. Customers can choose rotary tables with either hydraulic or pneumatic clamping systems. Additionally, LCM offers CNC rotary tables powered by either a torque motor or a high-precision mechanical transmission.

CNC Tilt Tables

LCM has seven lines of CNC tilting rotary tables, of which four lines are intended specifically for 5-axis machining centers. Each of the seven lines is differentiated by the technology used for clamping (hydraulic or pneumatic) and by the type of transmission (either mechanical transmission or torque motor).

Swivel Heads and Electro-spindles

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

Manufacturing

Our computerized metal cutting machine tools are manufactured to our specifications primarily by our wholly-owned subsidiary in Taiwan, Hurco Manufacturing Limited (HML).  HML conducts final assembly operations and is supported by a network of contract suppliers of components and sub-assemblies that manufacture components for our products. Our facility in Indianapolis, Indiana also conducts final assembly operations for certain VMX machines for the North American market. Our manufacturing facility in Ningbo, China, focuses on the machining of castings to support HML’s production in Taiwan and has produced VM machines specifically for the Chinese market.

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

Approximately 84% of the worldwide demand for computerized machine tools and computer control systems is outside the United States.  In fiscal 2014, approximately 72% of our revenues were from overseas customers.  No single end-user or distributor of our products accounted for more than 5% of our total sales and service fees.

The end-users of our products are precision tool, die and mold manufacturers, independent job shops, and specialized short-run production applications within large manufacturing operations.  Industries served include aerospace, defense, medical equipment, energy, automotive/transportation, electronics and computer industries.

We also sell our Autobend® computer control systems to original equipment manufacturers of new metal fabrication machine tools that integrate them with their own products prior to the sale of those products to their own customers, to retrofitters of used metal fabrication machine tools that integrate them with those machines as part of the retrofitting operation, and to end-users that have an installed base of metal fabrication machine tools, either with or without related computer control systems.

Demand

We believe demand for our products is driven by advances in industrial technology and the related demand for automated process improvements.

Other factors affecting demand include:

•	the need to continuously improve productivity and shorten cycle time;
•	an aging machine tool installed base that will require replacement with more advanced technology;
•	the industrial development of emerging markets in Asia and Eastern Europe; and
•	the declining supply of skilled machinists.

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

Research and Development

In the fiscal years set forth below, non-capitalized research and development expenditures for new products, significant product improvements and expenditures related to software development projects that were capitalized were as follows (in thousands):

Fiscal Year	Non-Capitalized Research and Development	Capitalized Software Development

2014	$3,400	$1,000
2013	3,000	1,000
2012	2,600	1,000

Employees

We had approximately 617 full-time employees at the end of fiscal 2014, none of whom are covered by a collective-bargaining agreement or represented by a union. We have experienced no employee-generated work stoppages or disruptions and we consider our employee relations to be satisfactory.

Geographic Areas

Financial information about geographic areas in which we sell our products is set forth in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 15 of Notes to Consolidated Financial Statements. Some of the risks of doing business on a global basis are described in Item 1A. Risk Factors below.

Backlog

For information on orders and backlog, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Availability of Reports and Other Information

Our website can be found at www.hurco.com. We use this website as a means of disclosing pertinent information about us, free of charge, including:

•	our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, proxy materials, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (Exchange Act), as soon as reasonably practicable after we electronically file that material with or furnish it to the SEC;

•	press releases on quarterly earnings, product announcements, legal developments and other material news that we may post from time to time;

•	corporate governance information including our Corporate Governance Principles, Code of Business Conduct and Ethics, information concerning our Board of Directors and its committees, including the charters of the Audit Committee, Compensation Committee, Nominating and Corporate Governance Committee and other governance-related policies; and

•	opportunities to sign up for email alerts and RSS feeds to have information provided in real time.

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

During fiscal 2014, approximately 72% of our revenues were derived from sales to customers located outside the United States. In addition, our manufacturing facilities are located outside of the United States. Our international operations are subject to a number of risks, including:

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

Quotas, tariffs, taxes or other trade barriers could require us to change manufacturing sources, reduce prices, increase spending on marketing or product development, withdraw from or not enter certain markets or otherwise take actions that could be adverse to us. Also, in some foreign jurisdictions, we may be subject to laws limiting the right and ability of entities organized or operating therein to pay dividends or remit earnings to affiliated companies unless specified conditions are met. These factors may adversely affect our future operating results. The vast majority of our products are shipped from our manufacturing facility in Taiwan from the Port of Taichung to three ports of destination: Los Angeles, California, Venlo, the Netherlands, and Shanghai, China. Changes in customs requirements, as a result of national security or other constraints put upon these ports, may also have an adverse impact on our results of operations.

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

Our wholly-owned subsidiaries, Hurco Manufacturing Limited, Ningbo Hurco Manufacturing Limited and LCM Precision Technology S.r.l., produce our machine tools and electro-mechanical components and accessories in Taiwan, China and Italy, respectively. An unplanned interruption in manufacturing would have a material adverse effect on our results of operations and financial condition. Such an interruption could result from a change in the political environment or a natural disaster, such as an earthquake, typhoon, or tsunami. Any interruption in service by one of our key component suppliers, if prolonged, also could have a material adverse effect on our results of operations and financial condition.

Fluctuations in the exchange rates between the U.S. Dollar and any of several foreign currencies can increase our costs and decrease our revenues.

Our foreign sales, which generate approximately 72% of our revenues, are invoiced and received in several foreign currencies, primarily the Euro, Pound Sterling and Chinese Yuan. Therefore, our results of operations and financial condition are affected by fluctuations in exchange rates between these currencies and the U.S. Dollar, both for purposes of actual conversion and for financial reporting purposes. In addition, we are exposed to exchange risk associated with our purchases of materials and components for our Taiwan manufacturing operations, which are primarily made in the New Taiwan Dollar. We hedge our foreign currency exposure with the purchase of forward exchange contracts. These hedge contracts only mitigate the impact of changes in foreign currency rates that occur during the term of the related contract period and carry risks of counter-party failure. There can be no assurance that our hedges will have their intended effects.

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

The SEC requires disclosure by public companies of specified minerals, known as conflict minerals, that are necessary to the functionality or production of products manufactured or contracted to be manufactured. The rule requires a disclosure report to be filed annually with the SEC, beginning in 2014, and requires companies to perform due diligence, disclose and report whether or not such minerals originate from the Democratic Republic of Congo or an adjoining country. The rule could affect sourcing at competitive prices and availability in sufficient quantities of certain minerals used in the manufacture of components that are incorporated into our products, including tin, tantalum, gold and tungsten. The number of suppliers that provide conflict-free minerals may be limited. In addition, there may be material costs associated with complying with the disclosure requirements, such as costs related to the due diligence process of determining the source of certain minerals used in our products, as well as costs of possible changes to products, processes, or sources of supply as a consequence of such verification activities. We may not be able to sufficiently verify the origins of the relevant minerals used in components manufactured by third parties through the due diligence procedures that we implement, which may harm our reputation. We may also encounter challenges to satisfy those customers that require that all of the components of our products be certified as conflict-free, which could place us at a competitive disadvantage if we are unable to do so.

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

In 2013, we acquired a machine tool component business in Italy (namely, LCM) and we may seek additional opportunities to expand our product offerings or the markets we serve by acquiring other companies, product lines, technologies and personnel. Acquisitions involve numerous risks, including the following:

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

If our network and system security measures are breached and unauthorized access is obtained to our data, our customers’ or vendors’ data, or to our critical information technology systems, we may incur legal and financial exposure and liabilities.

As part of our business, we store our data and certain data about our customers and vendors in our information technology systems. If a third party gained unauthorized access to our data, including any data regarding our customers or vendors, the security breach could expose us to risks, including loss of business, litigation and possible liability. These security measures may be breached as a result of third-party action, including intentional misconduct by computer hackers, employee error, malfeasance or otherwise. Additionally, third parties may attempt to fraudulently induce employees or customers into disclosing sensitive information such as user names, passwords or other information to gain access to our customers' data or our data, including our intellectual property and other confidential business information, or our information technology systems. Although we work closely with industry recognized manufacturers supporting the security measures we have employed in an effort to keep our technology current with the ongoing threats, the techniques used to obtain unauthorized access, or to sabotage systems, change frequently, and therefore we may be unable to anticipate these techniques or to implement adequate preventative measures. Any security breach could result in: the unauthorized publication of our confidential business or proprietary information; the unauthorized release of customer or vendor data and payment information; a loss of confidence by our customers; damage to our reputation; a disruption to our business; litigation and legal liability; and a negative impact on our future sales.  In addition, the cost and operational consequences of implementing further data protection measures could be significant.

Item 1B.    Unresolved Staff Comments

None.

Item 2.       PROPERTIES

The following table sets forth the principal use, location, and size of each of our facilities:

Principal Uses	Locations	Square Footage

Corporate headquarters, design and engineering, product testing, sales and marketing, application engineering and customer service.	Indianapolis, Indiana, USA (1)	165,000

Manufacturing	Taichung, Taiwan	309,900
	Ningbo, China	31,000
	Castell’Alfero, Italy	32,300

Sales, design engineering, product testing and customer service.	Dexter, Michigan, USA	3,000

Sales, application engineering and customer service.	High Wycombe, England Benoni, South Africa	16,000 2,500
	Paris and Toulouse, France	11,100
	Munich and Verl, Germany	20,100
	Milan, Italy	10,800
	Netherlands	9,700
	Singapore	3,900
	Shanghai, Dongguan, Shenyang
	and Beijing, China	23,000
	Chennai, Delhi, and Pune India	7,200
	Liegnitz, Poland	2,900
	Grand Rapids, Michigan, USA	5,000
	Ball Ground, Georgia, USA	5,200

(1) Approximately 34,000 square feet is leased to a third-party under a lease that expires April 30, 2016.

We own the Indianapolis facility and lease all other facilities. The leases have terms expiring at various dates ranging from November 2014 to March 2024. We believe that all of our facilities are well maintained and are adequate for our needs now and in the foreseeable future. We do not believe that we would experience any difficulty in replacing any of the present facilities if any of our leases were not renewed at expiration.

Item 3.       LEGAL PROCEEDINGS

From time to time we are involved in various claims and lawsuits arising in the normal course of business. We do not expect any of these claims, individually or in the aggregate, to have a material adverse effect on our consolidated financial position or results of operations. Any claims that have been filed against us are properly reflected on our consolidated financial position and results of operations and we believe that the ultimate resolution of claims for any losses will not exceed our insurance policy coverages.

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

The following information sets forth as of October 31, 2014, the name of each executive officer and his or her age, tenure as an officer, principal occupation and business experience for the last five years:

Name	Age	Position(s) with the Company

Michael Doar	59	Chairman of the Board and Chief Executive Officer

Gregory S. Volovic	50	President

Sonja K. McClelland	43	Vice President, Secretary, Treasurer and Chief Financial Officer

John P. Donlon	57	Executive Vice President, International Sales/Service

Michael Doar was elected Chairman of the Board and Chief Executive Officer on November 14, 2001. Mr. Doar had held various management positions with Ingersoll Milling Machine Company from 1989 until 2001. Mr. Doar has been a director of Hurco since 2000.

Gregory S. Volovic has been employed by us since March 2005 and was elected as our President in March 2013. Mr. Volovic previously held the position of Executive Vice President, Software and Engineering until October 2009. Prior to joining us, Mr. Volovic held various positions with Thomson, Inc. including Director of E-Business, Engineering, and Information Technology. Prior to that, Mr. Volovic was employed by Unisys Corporation.

Sonja K. McClelland has been employed by us since September 1996 and was elected Vice President, Secretary, Treasurer and Chief Financial Officer in March 2014. Ms. McClelland served as Corporate Accounting Manager from September 1996 to 1999, as Division Controller for Hurco USA from September 1999 to November 2004, and as our Corporate Controller and Assistant Secretary from November 2004 to March 2014. Prior to joining us, Ms. McClelland was employed for three years by an international public accounting firm.

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

	2014		Declared	2013		Declared
Fiscal Quarter Ended:	High	Low	Dividends	High	Low	Dividends
January 31	$26.91	$23.63	$.05	$30.33	$21.22	—
April 30	28.52	24.00	$.07	30.50	24.16	—
July 31	37.87	24.98	$.07	31.61	26.21	$.05
October 31	39.64	30.88	$.07	30.35	23.52	$.05

On December 31, 2014, the closing price of our common stock on the Nasdaq Global Select Market was $34.09.

Holders

There were 134 holders of record of our common stock as of December 31, 2014.

Dividend Policy

We began declaring cash dividends on our common stock in the third quarter of fiscal 2013, and we expect to continue to declare dividends on a quarterly basis; however, the declaration and amount of any future cash dividends will be subject to the sole discretion of our Board of Directors and will depend upon many factors, including our results of operations, financial condition, capital requirements, regulatory and contractual restrictions, our business strategy and other factors deemed relevant by our Board of Directors.

Our payment of dividends is limited by our U.S. credit agreement, as further described in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 5 of Notes to Consolidated Financial Statements.

Other Information

During the period covered by this report, we did not sell any equity securities that were not registered under the Securities Act of 1933, as amended.

The disclosure under the caption “Equity Compensation Plan Information” is incorporated by reference in Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The performance graph information is included in Item 9B. Other Information.

Item 6.       SELECTED FINANCIAL DATA

The Selected Financial Data presented below has been derived from our consolidated financial statements for the years indicated and should be read in conjunction with the consolidated financial statements and related notes set forth elsewhere herein and Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Year Ended October 31,
	2014	2013	2012	2011	2010
Statement of Operations Data:	(In thousands, except per share amounts)

Sales and service fees	$222,303	$192,804	$203,117	$180,400	$105,893
Gross profit	68,612	55,056	63,181	55,874	21,796
Selling, general and administrative expenses	46,615	41,413	41,160	38,493	29,837
Operating income (loss)	21,997	13,643	22,021	17,381	(8,041)
Other income (expense)	(636)	(1,201)	(157)	(1,762)	(818)
Net income (loss)	15,143	8,190	15,638	11,124	(5,744)
Earnings (loss) per common share- diluted	2.30	1.25	2.40	1.71	(0.89)
Weighted average common shares outstanding-diluted	6,538	6,497	6,470	6,472	6,441
Dividends declared per common share.	$.26	$.10	—	—	—

	As of October 31,
	2014	2013	2012	2011	2010
Balance Sheet Data:	(Dollars in thousands)

Current assets	$210,754	$185,002	$173,381	$164,074	$136,208
Current liabilities	66,803	55,686	49,372	57,228	42,240
Working capital	143,951	129,316	124,009	106,846	93,968
Current ratio	3.2	3.3	3.5	2.9	3.2
Total assets	236,931	211,235	195,312	186,545	160,346
Non-current liabilities	5,483	4,058	2,147	3,105	3,366
Total debt	3,272	3,665	3,206	865	—
Shareholders’ equity	164,645	151,491	143,793	126,212	114,740
18

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

The market for machine tools is international in scope. We have both significant foreign sales and significant foreign manufacturing operations. During fiscal 2014, approximately 62% of our revenues were attributable to customers in Europe, where we typically sell more of our higher-performance, higher-priced VMX series machines. Additionally, approximately 10% of our revenues were attributable to customers in Asia, where we sell more of our entry-level, lower-priced machines, but where we also encounter greater price pressures. We sell our products through more than 100 independent agents and distributors in countries throughout North America, Europe and Asia. We also have our own direct sales and service organizations in China, France, Germany, India, Italy, Poland, Singapore, South Africa, the United Kingdom and certain parts of the United States. The vast majority of our machine tools are manufactured to our specifications primarily by our wholly-owned subsidiary in Taiwan, Hurco Manufacturing Limited (HML). Machine castings and components to support HML’s production are manufactured at our facility in Ningbo, China.

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

	Percentage of Revenues			Year-to-Year % Change
	2014	2013	2012	Increase (Decrease)
				’14 vs. ’13	’13 vs. ’12
Sales and service fees	100%	100%	100%	15%	(5)%
Gross profit	31%	29%	31%	25%	(13)%
Selling, general and administrative expenses	21%	21%	20%	13%	1%
Operating income (loss)	10%	7%	11%	61%	(38)%
Net income (loss)	7%	4%	8%	85%	(48)%

Fiscal 2014 Compared to Fiscal 2013

Sales and Service Fees. Annual sales and service fees for fiscal 2014 were $222.3 million, an increase of $29.5 million, or 15%, from fiscal 2013. The year-over-year increase included a favorable currency impact of $3.3 million, primarily due to a stronger Euro and Pound Sterling when translating foreign sales to U.S. Dollars for financial reporting purposes.

Net Sales and Service Fees by Geographic Region

The following table sets forth net sales and service fees by geographic region for the fiscal years ended October 31, 2014 and 2013 (in thousands):

	October 31,				Increase (Decrease)
	2014		2013		Amount	%
North America	$62,142	28%	$60,759	32%	$1,383	2%
Europe	138,201	62%	114,855	59%	23,346	20%
Asia Pacific	21,960	10%	17,190	9%	4,770	28%
Total	$222,303	100%	$192,804	100%	$29,499	15%

Sales and service fees increased in all regions during fiscal 2014. The improvement in sales was primarily driven by an overall increase in the volume of machine tool sales and a favorable mix of higher-performance machines. During the first three quarters of fiscal 2014, sales in North America experienced some market softening in comparison to the same periods in fiscal 2013. However, following the International Manufacturing Technology Show in September 2014, sales of machine tools in North America increased due to year-end promotional activities, resulting in a 19% increase in the fourth quarter of fiscal 2014 compared to the same period in fiscal 2013. This surge in orders and shipments in the fourth quarter of fiscal 2014 resulted in a total year-over-year increase in sales and service fees in North America for fiscal 2014 of approximately 2% compared to fiscal 2013. The increased sales in Europe and Asia were attributable to improved market conditions and sales of our expanded product line of VMX machines. European sales and service fees for fiscal 2014 included $7.7 million of sales from electro-mechanical components and accessories manufactured by LCM, compared to $2.4 million in fiscal 2013.

Net Sales and Service Fees by Product Category

The following table sets forth net sales and service fees by product category for the years ended October 31, 2014 and 2013 (in thousands):

	October 31,				Increase (Decrease)
	2014		2013		Amount	%
Computerized Machine Tools	$193,937	87%	$166,896	87%	$27,041	16%
Service Fees, Parts and Other	28,366	13%	25,908	13%	2,458	9%
Total	$222,303	100%	$192,804	100%	$29,499	15%

Orders and Backlog. Orders for fiscal 2014 were $232.5 million, an increase of $34.6 million, or 17%, over fiscal 2013, and included $9.9 million of orders for LCM products compared to $5.7 million for fiscal 2013. Orders for fiscal 2014 increased in all geographic regions in comparison to fiscal 2013. Over 80% of the year-over-year increase was driven by increased orders in Europe, primarily Germany and the United Kingdom. The impact of currency translation on orders booked for fiscal 2014 was consistent with the impact on sales. Backlog was $39.8 million at October 31, 2014 and included $5.2 million of backlog for LCM products, compared to $31.3 million and $3.3 million, respectively, for LCM products, at October 31, 2013. We do not believe backlog is a useful measure of past performance or indicative of future performance. Backlog orders as of October 31, 2014 are expected to be fulfilled in fiscal 2015.

Gross Profit. Gross profit for fiscal 2014 was $68.6 million, or 31% of sales, compared to $55.1 million, or 29% of sales, for fiscal 2013. The increase in gross profit was attributable to higher sales volumes, particularly in Europe, the primary market for higher-performance machines, and increased cost efficiencies realized from higher production levels.

Operating Expenses. Selling, general and administrative expenses for fiscal 2014 were $46.6 million, or 21% of sales, compared to $41.4 million, or 21% of sales, for fiscal 2013. The year-over-year increase in selling, general and administrative expenses was primarily due to incremental operating expenses associated with the acquisition of the LCM business, increased tradeshow expenses, and increased incentive compensation expenses for employees.

Operating Income (Loss). Operating income for fiscal 2014 was $22.0 million, or 10% of sales, compared to $13.6 million, or 7% of sales, in fiscal 2013. The increase in operating income year-over-year was primarily due to the increase in sales and cost efficiencies realized from higher production levels.

Other (Income) Expense. Other expense for fiscal 2014 decreased by $0.6 million from fiscal 2013 due to lower foreign currency losses experienced in fiscal 2014.

Provision (Benefit) for Income Taxes. Our effective tax rate for fiscal 2014 was 29% in comparison to 34% for fiscal 2013. The decrease in the effective income tax rate in fiscal 2014 was due primarily to changes in the geographic mix of income or loss among tax jurisdictions.

Net Income (Loss). Net income for fiscal 2014 was $15.1 million, or $2.30 per diluted share, an increase of $7.0 million, or 85%, from fiscal 2013 net income of $8.2 million, or $1.25 per diluted share.

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

Provision (Benefit) for Income Taxes. Our effective tax rate for fiscal 2013 was 34% in comparison to 28% for fiscal 2012. The increase in the effective income tax rate in fiscal 2013 was due primarily to valuation allowances recorded on net operating loss and tax credit carry-forwards.

Net Income (Loss). Net income for fiscal 2013 was $8.2 million, or $1.25 per diluted share, a decrease of $7.4 million, or 48%, from fiscal 2012 net income of $15.6 million, or $2.40 per diluted share.

Liquidity and Capital Resources

At October 31, 2014, we had cash and cash equivalents of $53.8 million compared to $42.8 million at October 31, 2013. Approximately 57% of our $53.8 million of cash and cash equivalents is held in the U.S. The remaining balances are denominated in various foreign currencies and held by our foreign subsidiaries. These balances are associated with our permanent reinvestment strategy and are subject to fluctuations in currency exchange rates. We do not believe that the indefinite reinvestment of these funds offshore impairs our ability to meet our domestic working capital needs.

Working capital, excluding cash, was $90.1 million at October 31, 2014, compared to $86.5 million at October 31, 2013. The increase in working capital, excluding cash, was primarily due to an increase in accounts receivable.

Inventories were $96.0 million and remained relatively unchanged compared to October 31, 2013. Inventory turns were 1.5 as of October 31, 2014 and October 31, 2013.

Capital expenditures were $2.6 million in fiscal 2014 and $2.4 million in fiscal 2013. Capital expenditures for fiscal 2014 were primarily for the purchase of factory equipment for production facilities in Taiwan, and software development costs. We funded these expenditures with cash flow from operations.

On December 5, 2014, we amended our credit agreement (the “U.S. credit agreement”) that provides us with a $12.5 million unsecured revolving credit. This amendment increased the cash dividend allowance from $3.0 million per calendar year to $4.0 million per calendar year and extended the scheduled maturity date of the agreement to December 7, 2016. The U.S. credit agreement also permits the issuance of up to $5.0 million in letters of credit.

Borrowings under the U.S. credit agreement bear interest at a LIBOR-based rate or a floating rate of 1% above the prevailing prime rate. The floating rate will not be less than the greatest of (a) a one month LIBOR-based rate plus 1.00% per annum, (b) the federal funds effective rate plus 0.50% per annum, and (c) the prevailing prime rate. The rate we must pay for that portion of the U.S. credit agreement which is not utilized is 0.05% per annum.

The U.S. credit agreement contains customary financial covenants, including a covenant that permits us to make investments in subsidiaries of up to $5.0 million and a minimum working capital of $90.0 million and a minimum tangible net worth of $120.0 million. The U.S. credit agreement permits us to pay cash dividends in an amount not to exceed $4.0 million per calendar year, so long as we are not in default before and after giving effect to such dividends.

At October 31, 2014, we had $3.3 million of borrowings under our China credit facility. We had no other debt or borrowings under any of our other credit facilities. At October 31, 2014, we were in compliance with the covenants contained in all of our credit facilities and had $18.7 million of available borrowing capacity under those facilities.

We believe our cash position and borrowing capacity under our credit facilities provides adequate liquidity to fund our operations over the next twelve months, pay quarterly cash dividends and execute our strategic plan for product innovation and targeted penetration of developing markets.

We continue to receive and review information on businesses and assets for potential acquisition, including intellectual property assets, which are available for purchase.

Contractual Obligations and Commitments

The following is a table of contractual obligations and commitments as of October 31, 2014 (all amounts in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Short-term debt	$3,272	$3,272	$—	$—	$—
Operating Leases	9,854	3,325	4,069	1,644	816
Other	4,490	—	1,000	1,054	2,436
Total	$17,616	$6,597	$5,069	$2,698	$3,252

In addition to the contractual obligations and commitments disclosed above, we also have a variety of other obligations for the procurement of materials and services, none of which subject us to any material non-cancelable commitments. While some of these obligations arise under long-term supply agreements, we are not committed under these agreements to accept or pay for requirements that are not needed to meet our production needs. We have no material minimum purchase commitments or “take-or-pay” type agreements or arrangements. Unrecognized tax benefits in the amount of approximately $1.2 million, excluding any interest and penalties, have been excluded from the table above because we are unable to determine a reasonably reliable estimate of the timing of future payment.

We expect capital spending in fiscal 2015 to be approximately $4.5 million, which includes investments for capitalized software, capital equipment and costs to continue implementation of our integrated computer system. We expect to fund these commitments with cash on hand and cash generated from operations.

Off Balance Sheet Arrangements

From time to time, our subsidiaries guarantee third party payment obligations in connection with the sale of machines to customers that use financing. As of October 31, 2014, we had 18 outstanding third party payment guarantees totaling approximately $1.5 million. The terms of these guarantees are consistent with the underlying customer financing terms. Upon shipment of a machine, the customer has the risk of ownership. The customer does not obtain title, however, until it has paid for the machine. A retention of title clause allows us to recover the machine if the customer defaults on the financing. We accrue for potential liabilities under these guarantees when we believe a loss is probable and can be estimated.

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

Revenue Recognition - We recognize revenue from sales of our machine tool systems upon delivery of the product to the customer, which is normally at the time of shipment, because persuasive evidence of an arrangement exists, delivery has occurred, the selling price is fixed and determinable and collectability is reasonably assured. In certain foreign locations, we retain title after shipment under a “retention of title” clause solely to protect collectability. The retention of title is similar to Uniform Commercial Code (“UCC”) filings in the United States and provides the creditor with additional rights to the machine if the customer fails to pay. Revenue recognition at the time of shipment is appropriate in this instance as all risks of ownership have passed to the buyer and collectability is reasonably assured and protected under the “retention of title” clause. Our computerized machine tools are general-purpose computer controlled machine tools that are typically used in stand-alone operations. Transfer of ownership and risk of loss are not contingent upon contractual customer acceptance. Prior to shipment, we test each machine to ensure the machine’s compliance with standard operating specifications.

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

Item 7a. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Interest on borrowings under our bank credit agreements are tied to prevailing domestic and foreign interest rates. At October 31, 2014, we had $3.3 million of borrowings under our China credit facility. We had no other debt or borrowings under any of our other credit facilities.

Foreign Currency Exchange Risk

In fiscal 2014, we derived approximately 72% of our revenues from foreign markets. All of our computerized machine tools and computer control systems assembled in Taiwan, as well as certain proprietary service parts, are sourced by our U.S.-based engineering and manufacturing division and re-invoiced to our foreign sales and service subsidiaries, primarily in their functional currencies.

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

Forward contracts for the sale or purchase of foreign currencies as of October 31, 2014, which are designated as cash flow hedges under FASB guidance related to accounting for derivative instruments and hedging activities, were as follows:

	Notional Amount	Weighted Avg.		Contract Amount at Forward Rates in U.S. Dollars
Forward Contracts	in Foreign Currency	Forward Rate		Contract Date	October 31, 2014	Maturity Dates

Sale Contracts:
Euro	21,400,000	1.3431		$28,742,590	$26,841,829	Nov 2014-Oct 2015
Sterling	7,035,000	1.6531		$11,629,823	$11,235,853	Nov 2014-Oct 2015

Purchase Contracts:
New Taiwan Dollar	603,000,000	29.79	*	$20,241,073	$19,839,508	Nov 2014-Oct 2015

*NT Dollars per U.S. Dollar

Forward contracts for the sale or purchase of foreign currencies as of October 31, 2014, which were entered into to protect against the effects of foreign currency fluctuations on receivables and payables and are not designated as hedges under this guidance denominated in foreign currencies, were as follows:

	Notional Amount	Weighted Avg.		Contract Amount at Forward Rates in U.S. Dollars
Forward Contracts	in Foreign Currency	Forward Rate		Contract Date	October 31, 2014	Maturity Dates

Sale Contracts:
Euro	23,516,799	1.2740		$29,959,825	$29,485,577	Nov 2014–Apr 2015
Pound Sterling	1,459,844	1.5999		$2,335,584	$2,334,381	Nov 2014
Canadian Dollar	1,014,622	0.8917		$904,738	$895,824	Apr 2015
South African Rand	8,901,628	0.0890		$792,639	$781,209	Apr 2015

Purchase Contracts:
New Taiwan Dollar	706,669,915	30.08	*	$23,491,997	$23,194,334	Nov 2014–Jan 2015

* NT Dollars per U.S. Dollar

We are exposed to foreign currency exchange risk related to our investment in net assets in foreign countries. To manage this risk, we entered into a forward contract with a notional amount of €3.0 million. We designated this forward contract as a hedge of our net investment in Euro denominated assets. We selected the forward method under the FASB guidance related to the accounting for derivatives instruments and hedging activities. The hedging guidance requires all changes in the fair value of the contract to be reported as a cumulative translation adjustment in Accumulated Other Comprehensive Loss, net of tax, in the same manner as the underlying hedged net assets. This forward contract matured in November 2013 and we entered into a new forward contract for the same notional amount that is set to mature in November 2014. As of October 31, 2014, we had a realized gain of $238,000 and an unrealized gain of $194,000, net of tax, recorded as cumulative translation adjustments in Accumulated Other Comprehensive Loss, related to these forward contracts.

Forward contracts for the sale or purchase of foreign currencies as of October 31, 2014, which are designated as net investment hedges under this guidance were as follows:

	Notional Amount	Weighted Avg.	Contract Amount at Forward Rates in U.S. Dollars
Forward Contracts	in Foreign Currency	Forward Rate	Contract Date	October 31, 2014	Maturity Date

Sale Contracts:
Euro	3,000,000	1.3533	$4,059,900	$3,758,790	Nov 2014

Management’s Annual Report on Internal Control Over Financial Reporting

To the Shareholders and

Board of Directors

of Hurco Companies, Inc.:

Management of Hurco Companies, Inc. (the “Company”), has assessed the effectiveness of the Company’s internal control over financial reporting as of October 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (COSO). Management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting.

Because of its inherent limitations, the Company’s internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In management’s opinion, the Company’s internal control over financial reporting as of October 31, 2014, was effective based on the criteria specified above.

Our independent registered accounting firm, Ernst & Young LLP, who also audited our consolidated financial statements, audited the effectiveness of our internal control over financial reporting as of October 31, 2014. Ernst & Young has issued their attestation report, which is included in Part II, Item 8 of this Annual Report on Form 10-K.

/s/ Michael Doar
Michael Doar,
Chairman of the Board and Chief Executive Officer

/s/ Sonja K. McClelland
Sonja K. McClelland
Vice President, Secretary, Treasurer and Chief Financial Officer

Indianapolis, Indiana

January 9, 2015

Item 8.              FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and

Board of Directors

of Hurco Companies, Inc.

We have audited the accompanying consolidated balance sheets of Hurco Companies, Inc. as of October 31, 2014 and 2013 and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended October 31, 2014. Our audits also included the financial statement schedule listed at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hurco Companies, Inc. at October 31, 2014 and 2013 and the consolidated results of its operations and its cash flows for each of the three years in the period ended October 31, 2014 in conformity with U.S. Generally Accepted Accounting Principles. Also, in our opinion, the related financial statement schedule when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Hurco Companies, Inc.’s internal control over financial reporting as of October 31, 2014, based on criteria established in Internal Control – Integrated Framework issued by the Commission of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated January 9, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Indianapolis, Indiana

January 9, 2015

Report of Independent Registered Public Accounting Firm

To the Shareholders and

Board of Directors

of Hurco Companies, Inc.

We have audited Hurco Companies, Inc.’s internal control over financial reporting as of October 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) (the COSO criteria). Hurco Companies, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Hurco Companies, Inc. maintained, in all material respects, effective internal control over financial reporting as of October 31, 2014, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Hurco Companies, Inc. as of October 31, 2014 and 2013 and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended October 31, 2014 of Hurco Companies, Inc. and our report dated January 9, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Indianapolis, Indiana

January 9, 2015

HURCO COMPANIES, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended October 31,
	2014	2013	2012
	(In thousands, except share and per share amounts)
Sales and service fees	$222,303	$192,804	$203,117
Cost of sales and service	153,691	137,748	139,936
Gross profit	68,612	55,056	63,181
Selling, general and administrative expenses	46,615	41,413	41,160
Operating income	21,997	13,643	22,021
Interest expense	264	280	168
Interest income	78	74	69
Investment income	42	21	7
Income from equity investments	444	228	276
Other expense, net	936	1,244	341
Income before income taxes	21,361	12,442	21,864
Provision for income taxes	6,218	4,252	6,226
Net income	$15,143	$8,190	$15,638

Income per common share – basic	$2.31	$1.26	$2.41
Weighted average common shares outstanding – basic	6,497	6,455	6,445
Income per common share – diluted	$2.30	$1.25	$2.40
Weighted average common shares outstanding – diluted	6,538	6,497	6,470

Dividends paid per share	$.26	$.10	—

The accompanying notes are an integral part of the consolidated financial statements.

HURCO COMPANIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended October 31,
	2014	2013	2012
	(In thousands)
Net Income	$15,143	$8,190	$15,638
Other comprehensive income (loss):
Translation gain (loss) of foreign currency financial statements	(3,535)	892	(838)
(Gain) / loss on derivative instruments reclassified into operations, net of tax $621, $(599), and $63, respectively	1,129	(1,091)	109
Gain / (loss) on derivative instruments, net of tax $458, $(512), and $1,076, respectively	830	(932)	1,870
Total other comprehensive income (loss)	(1,576)	(1,131)	1,141
Comprehensive income	$13,567	$7,059	$16,779

The accompanying notes are an integral part of the consolidated financial statements.

HURCO COMPANIES, INC.

CONSOLIDATED BALANCE SHEETS

	As of October 31,
	2014	2013
	(In thousands, except share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$53,846	$42,804
Accounts receivable, less allowance for doubtful accounts of $878 in 2014 and $540 in 2013	45,435	36,145
Inventories, net	95,992	95,260
Deferred income taxes	2,062	2,080
Derivative assets	3,127	699
Prepaid assets	8,927	6,584
Other	1,365	1,430
Total current assets	210,754	185,002
Property and equipment:
Land	782	782
Building	7,314	7,326
Machinery and equipment	19,432	19,059
Leasehold improvements	3,523	3,634
	31,051	30,801
Less accumulated depreciation and amortization	(19,546)	(18,502)
	11,505	12,299
Software development costs, less accumulated amortization	3,519	3,714
Goodwill	2,606	2,807
Intangible assets, net	1,635	2,155
Investments and other assets, net	6,912	5,258
	$236,931	$211,235

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$40,464	$34,262
Accounts payable-related parties	2,254	1,265
Accrued expenses and other	18,060	13,504
Accrued warranty expenses	2,048	1,778
Derivative liabilities	705	1,212
Short-term debt	3,272	3,665
Total current liabilities	66,803	55,686

Non-current liabilities:
Deferred income taxes	993	743
Accrued tax liability	1,054	1,103
Deferred credits and other	3,436	2,212
	5,483	4,058

Shareholders’ equity:
Preferred stock: no par value per share, 1,000,000 shares authorized, no shares issued	—	—
Common stock: no par value, $.10 stated value per share, 12,500,000 shares authorized, 6,589,918 and 6,533,510 shares issued; and 6,508,880 and 6,465,054 shares outstanding, as of October 31, 2014 and October 31, 2013, respectively	651	647
Additional paid-in capital	55,974	54,698
Retained earnings	111,580	98,130
Accumulated other comprehensive loss	(3,560)	(1,984)
Total shareholders’ equity	164,645	151,491
	$236,931	$211,235

The accompanying notes are an integral part of the consolidated financial statements.

HURCO COMPANIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended October 31,
	2014	2013	2012
	(In thousands)
Cash flows from operating activities:
Net income	$15,143	$8,190	$15,638
Adjustments to reconcile net income to net cash provided by (used for) operating activities, net of acquisitions:
Provision for doubtful accounts	338	32	(224)
Deferred income taxes	874	(909)	1,846
Equity in income of affiliates	(444)	(228)	(276)
Foreign currency (gain) loss	(1,482)	(1,811)	3,003
Unrealized (gain) loss on derivatives	208	(477)	522
Depreciation and amortization	3,309	3,392	4,126
Stock-based compensation	921	979	870
Change in assets and liabilities, net of acquisitions:
(Increase) decrease in accounts receivable	(11,653)	4,660	(8,662)
(Increase) decrease in inventories	(4,971)	(1,020)	(10,152)
(Increase) decrease in prepaid expenses	(2,343)	138	(2,263)
Increase (decrease) in accounts payable	8,642	1,768	(9,594)
Increase (decrease) in accrued expenses	5,257	(1,885)	343
Net change in derivative assets and liabilities	(741)	(485)	68
Other	3,277	2,041	(2,232)
Net cash provided by (used for) operating activities	16,335	14,385	(6,987)

Cash flows from investing activities:
Proceeds from sale of property and equipment	125	2	1
Purchase of property and equipment	(1,680)	(1,424)	(2,755)
Software development costs	(955)	(956)	(977)
Other investments	(76)	(256)	(42)
Acquisition of business, net of cash acquired	—	(380)	—
Net cash used for investing activities	(2,586)	(3,014)	(3,773)

Cash flows from financing activities:
Proceeds from exercise of common stock options	357	302	1
Dividends paid	(1,693)	(646)	—
Restricted shares vested	2	1	—
Tax benefit from exercise of stock options	—	2	—
Repayment on short-term debt	(379)	(4,271)	—
Borrowings on short-term debt	—	—	2,293
Net cash provided by (used for) financing activities	(1,713)	(4,612)	2,294

Effect of exchange rate changes on cash and cash equivalents	(994)	275	(725)
Net increase (decrease) in cash and cash equivalents	11,042	7,034	(9,191)

Cash and cash equivalents at beginning of year	42,804	35,770	44,961

Cash and cash equivalents at end of year	$53,846	$42,804	$35,770

Supplemental disclosures:
Cash paid for:
Interest	$167	$176	$127
Income taxes, net	$5,782	$2,537	$10,679

The accompanying notes are an integral part of the consolidated financial statements.

HURCO COMPANIES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(In thousands, except shares outstanding)	Common Stock Shares Outstanding	Common Stock Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

Balances, October 31, 2011	6,440,851	$644	$52,614	$74,948	$(1,994)	$126,212

Net income	—	—	—	15,638	—	15,638

Other comprehensive loss	—	—	—	—	1,141	1,141

Exercise of common stock options	500	—	1	—	—	1

Tax benefit from exercise of stock options	—	—	(69)	—	—	(69)

Stock-based compensation expense	5,859	1	869	—	—	870

Balances, October 31, 2012	6,447,210	$645	$53,415	$90,586	$(853)	$143,793

Net income	—	—	—	8,190	—	8,190

Other comprehensive loss	—	—	—	—	(1,131)	(1,131)

Exercise of common stock options	11,369	1	302	—	—	303

Tax benefit from exercise of stock options	—	—	3	—	—	3

Stock-based compensation expense	6,475	1	978	—	—	979

Dividends paid	—	—	—	(646)	—	(646)

Balances, October 31, 2013	6,465,054	$647	$54,698	$98,130	$(1,984)	$151,491

Net income	—	—	—	15,143	—	15,143

Other comprehensive loss	—	—	—	—	(1,576)	(1,576)

Exercise of common stock options	20,306	2	357	—	—	359

Stock-based compensation expense	23,520	2	919	—	—	921

Dividends paid	—	—	—	(1,693)	—	(1,693)

Balances, October 31, 2014	6,508,880	$651	$55,974	$111,580	$(3,560)	$164,645

The accompanying notes are an integral part of the consolidated financial statements.

HURCO COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation. The consolidated financial statements include the accounts of Hurco Companies, Inc. (an Indiana corporation) and its wholly-owned subsidiaries. We have a 35% ownership interest in a Taiwan affiliate that is accounted for using the equity method. Our investment in that affiliate was approximately $3.1 million and $2.7 million as of October 31, 2014 and 2013, respectively. That investment is included in Investments and other assets, net on the accompanying Consolidated Balance Sheets. Intercompany accounts and transactions have been eliminated.

Statements of Cash Flows. We consider all highly liquid investments with a stated maturity at the date of purchase of three months or less to be cash equivalents. Cash flows from hedges are classified consistent with the items being hedged.

Translation of Foreign Currencies. All balance sheet accounts of non-U.S. subsidiaries are translated at the exchange rate as of the end of the year and translation adjustments of foreign currency balance sheets are recorded as a component of Accumulated other comprehensive loss in shareholders' equity. Income and expenses are translated at the average exchange rates during the year. Cumulative foreign currency translation adjustments, net of gains related to our net investment hedges, as of October 31, 2014 were a net loss of $4.6 million and are included in Accumulated other comprehensive loss. Foreign currency transaction gains and losses are recorded as income or expense as incurred and are recorded in Other expense, net.

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

We account for derivative instruments as either assets or liabilities and carry them at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. For derivative instruments designated as a fair value hedge, the gain or loss is recognized in earnings in the period of change together with the offsetting loss or gain on the hedged item attributed to the risk being hedged. For a derivative instrument designated as a cash flow hedge, the effective portion of the derivative’s gain or loss is initially reported as a component of Accumulated other comprehensive loss in shareholders’ equity and subsequently reclassified into earnings when the hedged exposure affects earnings. The ineffective portion of the gain or loss is reported in earnings immediately. For derivative instruments that are not designated as accounting hedges under the Derivatives and Hedging Topic of the Financial Accounting Standards Board (FASB guidance), changes in fair value are recognized in earnings in the period of change. We do not hold or issue derivative financial instruments for speculative trading purposes. We only enter into derivatives with one counterparty, which is among one of the largest U.S. banks ranked by assets, in order to minimize credit risk and, to date, that counterparty has not failed to meet its financial obligations under such contracts.

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

We had forward contracts outstanding as of October 31, 2014, in Euros, Pounds Sterling and New Taiwan Dollars with set maturity dates ranging from November 2014 through October 2015. The contract amount at forward rates in U.S. Dollars at October 31, 2014 for Euros and Pounds Sterling was $26.8 million and $11.2 million, respectively. The contract amount at forward rates in U.S. Dollars for New Taiwan Dollars was $19.8 million at October 31, 2014. At October 31, 2014, we had approximately $991,000 of gains, net of tax, related to cash flow hedges deferred in Accumulated other comprehensive loss. Of this amount, $1.2 million represented unrealized gains, net of tax, related to cash flow hedge instruments that remain subject to currency fluctuation risk. The majority of these deferred losses will be recorded as an adjustment to Cost of sales and service in periods through October 2015, in which the corresponding inventory that is the subject of the related hedge contract is sold, as described above.

We are exposed to foreign currency exchange risk related to our investment in net assets in foreign countries. To manage this risk, we entered into a forward contract with a notional amount of €3.0 million in November 2013. We designated this forward contract as a hedge of our net investment in Euro denominated assets. We selected the forward method under the FASB guidance related to the accounting for derivatives instruments and hedging activities. The forward method requires all changes in the fair value of the contract to be reported as a cumulative translation adjustment in Accumulated other comprehensive loss, net of tax, in the same manner as the underlying hedged net assets. This forward contract matured in November 2014 and we entered into a new forward contract for the same notional amount that is set to mature in November 2015. As of October 31, 2014, we had a realized gain of $238,000 and an unrealized gain of $194,000, net of tax, recorded as cumulative translation adjustments in Accumulated other comprehensive loss, related to these forward contracts.

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

HURCO COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

We had forward contracts outstanding as of October 31, 2014, in Euros, Pounds Sterling, Canadian Dollars, South African Rand, and New Taiwan Dollars with set maturity dates ranging from November 2014 through April 2015. The contract amounts at forward rates in U.S. Dollars at October 31, 2014 for Euros, Pounds Sterling, Canadian Dollars, and South African Rand totaled $33.5 million. The contract amount at forward rates in U.S. Dollars for New Taiwan Dollars was $23.2 million at October 31, 2014.

Fair Value of Derivative Instruments

We recognize the fair value of derivative instruments as assets and liabilities on a gross basis on our Consolidated Balance Sheets. As of October 31, 2014 and October 31, 2013, all derivative instruments were recorded at fair value on the balance sheets as follows (in thousands):

	2014		2013
	Balance Sheet	Fair	Balance Sheet	Fair
Derivatives	Location	Value	Location	Value

Designated as Hedging Instruments:
Foreign exchange forward contracts	Derivative assets	$2,596	Derivative assets	$244
Foreign exchange forward contracts	Derivative liabilities	$401	Derivative liabilities	$1,158

Not Designated as Hedging Instruments:
Foreign exchange forward contracts	Derivative assets	$531	Derivative assets	$455
Foreign exchange forward contracts	Derivative liabilities	$304	Derivative liabilities	$54

Effect of Derivative Instruments on the Consolidated Balance Sheets, Statements of Changes in Shareholders’ Equity and Statements of Income

Derivative instruments had the following effects on our Consolidated Balance Sheets, Statements of Changes in Shareholders’ Equity and Statements of Income, net of tax, during the fiscal years ended October 31, 2014 and 2013 (in thousands):

Derivatives	Amount of Gain (Loss) Recognized in Other Comprehensive Income		Location of Gain (Loss) Reclassified from Other Comprehensive Income	Amount of Gain (Loss) Reclassified from Other Comprehensive Income
	2014	2013		2014	2013
Designated as Hedging Instruments:
(Effective Portion)

Foreign exchange forward contracts – Intercompany sales/purchases	$830	$(932)	Cost of sales and service	$(1,129)	$1,091

Foreign exchange forward contract – Net Investment	$207	$(112)

HURCO COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

We recognized a gain of $16,000 during the fiscal year ended October 31, 2014 and a loss of $37,000 during the fiscal year ended October 31, 2013 as a result of contracts closed early that were deemed ineffective for financial reporting purposes and did not qualify as cash flow hedges.

Derivatives	Location of Gain (Loss) Recognized in Operations	Amount of Gain (Loss) Recognized in Operations
		2014	2013
		(in thousands)
Not Designated as Hedging Instruments:
Foreign exchange forward contracts	Other income (expense)	$1,657	$(1,786)

The following table presents the changes in the components of Accumulated other comprehensive loss, net of tax, for the fiscal years ended October 31, 2014 and 2013 (in thousands):

	Foreign Currency Translation	Cash Flow Hedges	Total

Balance, October 31, 2012	$(1,908)	$1,055	$(853)
Other comprehensive income (loss) before reclassifications	892	(932)	(40)
Reclassifications	—	(1,091)	(1,091)
Balance, October 31, 2013	(1,016)	(968)	(1,984)
Other comprehensive income (loss) before reclassifications	(3,535)	830	(2,705)
Reclassifications	—	1,129	1,129
Balance, October 31, 2014	$(4,551)	$991	$(3,560)

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

Total depreciation and amortization expense recognized for property and equipment for the fiscal years ended October 31, 2014, 2013 and 2012 was $2.2 million, $2.2 million, and $2.2 million, respectively.

HURCO COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Revenue Recognition. We recognize revenue from sales of our machine tool systems upon delivery of the product to the customer, which is normally at the time of shipment, because persuasive evidence of an arrangement exists, delivery has occurred, the selling price is fixed and determinable and collectability is reasonably assured. In certain foreign locations, we retain title after shipment under a “retention of title” clause solely to protect collectability. The retention of title is similar to Uniform Commercial Code (UCC) filings in the United States and provides the creditor with additional rights to the machine if the customer fails to pay. Revenue recognition at the time of shipment is appropriate in this as all risks of ownership have passed to the buyer and collectability is reasonably assured and protected under the “retention of title” clause. Our computerized machine tools are general-purpose computer controlled machine tools that are typically used in stand-alone operations. Transfer of ownership and risk of loss are not contingent upon contractual customer acceptance. Prior to shipment, we test each machine to ensure the machine’s compliance with standard operating specifications.

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

Research and Development Costs. The costs associated with research and development programs for new products and significant product improvements, other than software development costs which are eligible for capitalization per FASB guidance, are expensed as incurred and are included in Selling, general and administrative expenses. Research and development expenses totaled $3.4 million, $3.0 million, and $2.6 million, in fiscal 2014, 2013, and 2012, respectively.

HURCO COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Software Development Costs. Costs incurred to develop computer software products and significant enhancements to software features of existing products to be sold or otherwise marketed are capitalized, after technological feasibility is established. Software development costs are amortized on a straight-line basis over the estimated product life of the related software, which ranges from three to five years. We capitalized costs of $1.0 million in fiscal 2014, $1.0 million in fiscal 2013, and $1.0 million in fiscal 2012 related to software development projects. Amortization expense for software development costs was $1.2 million, $1.2 million, and $1.9 million, for the fiscal years ended October 31, 2014, 2013, and 2012, respectively. Accumulated amortization at October 31, 2014 and 2013 was $14.3 million and $13.1 million, respectively. Estimated amortization expense for the existing amortizable intangible assets for the fiscal years ending October 31, is as follows (in thousands):

Fiscal Year	Amortization Expense
2015	$1,050
2016	800
2017	575
2018	525
2019	425

Goodwill and Intangible Assets. Goodwill and other separately recognized intangible assets with indefinite lives are not subject to amortization. At least once annually or when indicators of impairment exist, we perform an impairment test for goodwill. Goodwill is allocated to various reporting units. We utilize a two-stepped approach to measuring goodwill impairment. The first step of the test determines if there is potential goodwill impairment. In this step we compare the fair value of the reporting unit to its carrying amount (which includes goodwill). The fair value of the reporting unit is determined by using an estimate of future cash flows utilizing a risk-adjusted discount rate to calculate the net present value of future cash flows (income approach), and by using a market approach based upon an analysis of valuation metrics of comparable peer companies. If the carrying amount exceeds the fair value, we perform the second step of the test, which measures the amount of impairment loss to be recorded, if any. In the second step, we compare the carrying amount of the goodwill to the implied fair value of the goodwill based on the net fair value of the recognized and unrecognized assets and liabilities of the reporting unit. If the implied fair value is less than the carrying value, an impairment loss is recorded to the extent that the fair value of the goodwill is less than its carrying value. For other separately recognized intangible assets with indefinite lives, we use a qualitative approach to test such assets for impairment if certain conditions are met. Intangible assets that are determined to have a finite life are amortized over their estimated useful lives and are also subject to review for impairment, if indicators of impairment are identified. The changes in the carrying amounts of goodwill for the years ended October 31, 2014 and 2013 were as follows (in thousands):

Balance as of October 31, 2013	$2,807
Impact of foreign currency translation	(201)
Balance as of October 31, 2014	$2,606

HURCO COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

As of October 31, 2014, the balances of intangible assets, other than goodwill, were as follows (in thousands):

	Weighted Average Amortization Period	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Tradenames and trademarks	13 years	$263	$(27)	$236
Tradenames and trademarks	indefinite	60	—	60
Customer relationships	15 years	260	(81)	179
Technology	13 years	766	(78)	688
Patents	6 years	2,972	(2,632)	340
Other	8 years	383	(251)	132
Total		$4,704	$(3,069)	$1,635

As of October 31, 2013, the balances of intangible assets, other than goodwill, were as follows (in thousands):

	Weighted Average Amortization Period	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Tradenames and trademarks	13 years	$285	$(7)	$278
Tradenames and trademarks	indefinite	60	—	60
Customer relationships	15 years	264	(64)	200
Technology	13 years	831	(21)	810
Patents	6 years	2,973	(2,363)	610
Other	8 years	399	(202)	197
Total		$4,812	$(2,657)	$2,155

Intangible asset amortization expense was $412,000, $342,000, and $423,000 for fiscal 2014, 2013 and 2012, respectively. Annual intangible asset amortization expense for the next five fiscal years is estimated to be $231,000 in 2015; $148,000 in 2016; $126,000 in 2017; $126,000 in 2018 and $126,000 in 2019.

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

	Fiscal Year Ended October 31,
	2014		2013		2012
(in thousands, except per share amount)	Basic	Diluted	Basic	Diluted	Basic	Diluted
Net income	$15,143	$15,143	$8,190	$8,190	$15,638	$15,638
Undistributed earnings allocated to participating shares	(121)	(121)	(86)	(86)	(134)	(134)
Net income applicable to common shareholders	$15,022	$15,022	$8,104	$8,104	$15,504	$15,504
Weighted average shares outstanding	6,497	6,497	6,455	6,455	6,445	6,445
Stock options	—	41	—	42	—	25
	6,497	6,538	6,455	6,497	6,445	6,470
Income per share	$2.31	$2.30	$1.26	$1.25	$2.41	$2.40

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

HURCO COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Estimates. The preparation of financial statements in conformity with U.S. Generally Accepted Accounting Principles requires us to make estimates and assumptions that affect the reported amounts presented and disclosed in our consolidated financial statements. Significant estimates and assumptions in these consolidated financial statements require the exercise of judgment and are used for, but not limited to, allowance for doubtful accounts, estimates of future cash flows and other assumptions associated with goodwill, intangible and long-lived asset impairment tests, useful lives for depreciation and amortization, warranty programs, stock compensation, income taxes and deferred tax valuation allowances, and contingencies. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may be different from these estimates.

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

Manufacturing Risk. At present, our wholly-owned subsidiaries, Hurco Manufacturing Limited (HML) and Ningbo Hurco Manufacturing Limited (NHML), produce the vast majority of our machine tools. In addition, we manufacture electro-mechanical components and accessories for machine tools through our wholly-owned subsidiary, LCM Precision Technology S.r.l. (LCM). HML, NHML and LCM manufacture their products in Taiwan, China, and Italy, respectively. Any interruption in manufacturing at any of these locations would have an adverse effect on our financial operating results. Interruption in manufacturing at one of these locations could result from a change in the political environment or a natural disaster, such as an earthquake, typhoon, or tsunami. Any interruption with one of our key suppliers may also have an adverse effect on our operating results and our financial condition.

3.	INVENTORIES

Inventories as of October 31, 2014 and 2013 are summarized below (in thousands):

	2014	2013
Purchased parts and sub-assemblies	$21,703	$21,647
Work-in-process	14,236	15,996
Finished goods	60,053	57,617
	$95,992	$95,260

Finished goods inventory consigned to our distributors and agents throughout North America, Europe and Asia was $6.2 million and $6.1 million as of October 31, 2014 and 2013, respectively.

HURCO COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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
	$1,437

The excess purchase price over the fair value of the assets acquired and the liabilities assumed was recorded as goodwill in the amount of $2.5 million. Goodwill recognized in the acquisition relates primarily to advancing our machine tool technology and expanding our current product offering. The amount recorded as goodwill will be fully deductible for tax purposes.

The results of operations of LCM have been included in the consolidated financial statements from the date of acquisition. We incurred various costs related to the purchase of the LCM assets, including professional fees for due diligence, legal fees and accounting services. These costs totaled approximately $675,000 for the fiscal year ending October 31, 2013, and were recorded as Selling, general and administrative expenses in the Consolidated Statements of Income.

HURCO COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

On December 7, 2012, we entered into an agreement (the “U.S. credit agreement”) with a financial institution that provided us with a $12.5 million unsecured revolving credit and letter of credit facility. The U.S. credit agreement permitted the issuance of up to $3.0 million in letters of credit. On May 9, 2014, the maximum amount for outstanding letters of credit under our U.S. credit agreement was increased from $3.0 million to $5.0 million in order to guarantee a new revolving credit facility in Taiwan.

On December 5, 2014, we amended our U.S. credit agreement to increase the cash dividend allowance from $3.0 million per calendar year to $4.0 million per calendar year and to extend the scheduled maturity date to December 7, 2016.

Borrowings under the U.S. credit agreement bear interest at a LIBOR-based rate or a floating rate of 1% above the prevailing prime rate. The floating rate will not less than the greatest of (a) a one month LIBOR-based rate plus 1.00% per annum, (b) the federal funds effective rate plus 0.50% per annum, and (c) the prevailing prime rate. The rate we must pay for that portion of the U.S. credit agreement which is not utilized is 0.05% per annum.

The U.S. credit agreement contains customary financial covenants, including a covenant that permits us to make investments in subsidiaries of up to $5.0 million and a minimum working capital of $90.0 million and a minimum tangible net worth of $120.0 million. The U.S. credit agreement permits us to pay cash dividends in an amount not to exceed $4.0 million per calendar year, so long as we are not in default before and after giving effect to such dividends.

We have a £1.0 million revolving credit facility in the United Kingdom and a €1.5 million revolving credit facility in Germany. On May 12, 2014, we established a Taiwan credit facility in the amount of 100.0 million New Taiwan Dollars (approximately $3.3 million) with an expiration date of May 12, 2015. Our Taiwan credit facility is backed by letters of credit under our U.S. credit facility. We also have a 40.0 million Chinese Yuan (approximately $6.6 million) credit facility in China that will expire on February 24, 2015.

All of our credit facilities are unsecured.

At October 31, 2014, we had $3.3 million of borrowings under our China credit facility which bears interest at 5.6% annually (variable rate). We had no other debt or borrowings under any of our other credit facilities. At October 31, 2013, we had $3.3 million of borrowings outstanding under our credit facility in China and $383,000 of secured borrowings assumed in the LCM acquisition. At October 31, 2014, we were in compliance with all covenants contained in the related credit agreements and, as of that date, we had unutilized credit facilities of $18.7 million.

HURCO COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

6.	FINANCIAL INSTRUMENTS

Estimated Fair Value of Financial Instruments

The carrying amounts for cash and cash equivalents approximate their fair values due to the short maturity of these instruments and they meet the Level 1 criteria of the three-tier fair value hierarchy discussed below. The carrying amount of short-term debt approximates fair value due to the variable rate of the interest and the short term nature of the instrument. The fair value of Level 2 is based on an internally developed model using current interest rate data for similar issues as there is no active market for this type of instrument.

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

In accordance with this guidance, the following table represents the fair value hierarchy for our financial assets and liabilities measured at fair value as of October 31 (in thousands):

	Assets		Liabilities
	October 31,	October 31,	October 31,	October 31,
	2014	2013	2014	2013
Level 1
Deferred compensation	$1,232	$1,073	$-	$-

Level 2
Derivatives	$3,127	$699	$705	$1,212

Recurring Fair Value Measurements

Included in Level 1 assets are mutual fund investments under a nonqualified deferred compensation plan. We estimate the fair value of these investments on a recurring basis using market prices which are readily available.

Included as Level 2 fair value measurements are derivative assets and liabilities related to gains and losses on foreign currency forward exchange contracts entered into with a third party. We estimate the fair value of these derivatives on a recurring basis using foreign currency exchange rates obtained from active markets. Derivative instruments are reported in the accompanying consolidated financial statements at fair value. We have derivative financial instruments in the form of foreign currency forward exchange contracts as described in Note 1 of Notes to Consolidated Financial Statements in which the U.S. Dollar equivalent notional amount of these contracts was $122.2 million and $105.0 million at October 31, 2014 and 2013, respectively. The fair value of Derivative assets recorded on our Consolidated Balance Sheets at October 31, 2014 and 2013 was $3.1 million and $699,000, respectively. The fair value of Derivative liabilities recorded on our Consolidated Balance Sheets at October 31, 2014 and 2013 was $705,000 and $1.2 million, respectively.

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

HURCO COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

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

7.	INCOME TAXES

In the fiscal years set forth below, the provision (benefit) for income taxes consisted of the following (in thousands):

	Year Ended October 31,
	2014	2013	2012

Current:
U.S. taxes	$3,498	$737	$5,460
Foreign taxes	3,594	2,606	2,612
	7,092	3,343	8,072
Deferred:
U.S. taxes	(709)	855	(1,931)
Foreign taxes	(165)	54	85
	(874)	909	(1,846)
	$6,218	$4,252	$6,226

HURCO COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

A comparison of income tax expense at the U.S. statutory rate of 35% to the Company’s effective tax rate is as follows:

	Year Ended October 31,
	2014	2013	2012
Income (Loss) before income taxes (in thousands):
Domestic	$9,190	$4,524	$12,432
Foreign	12,171	7,918	9,432
Earnings (Loss) before taxes on income	$21,361	$12,442	$21,864
Tax rates:
U.S. statutory rate	35%	35%	35%
Effect of tax rate of international jurisdictions different than U.S. statutory rates	(6)%	(6)%	(6)%
Valuation allowance	0%	5%	1%
State taxes	0%	1%	1%
Tax Credits	(1)%	(3)%	(2)%
Other	1%	2%	(1)%
Effective tax rate	29%	34%	28%

We have not made any provision for U.S. income taxes on the undistributed earnings of our wholly-owned foreign subsidiaries based upon our determination that such earnings will be indefinitely reinvested.  Undistributed earnings of our wholly-owned foreign subsidiaries at October 31, 2014 were approximately $65.4 million. In the event these earnings are later distributed to the U.S., such distributions would likely result in additional U.S. tax that may be offset, at least in part, by associated foreign tax credits.

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

As of October 31, 2014, we had deferred tax assets established for accumulated net operating loss carryforwards of $1.1 million, primarily related to state and foreign jurisdictions.  We also have deferred tax assets for research and development tax credits. We have established a valuation allowance against some of these carryforwards due to the uncertainty of their full realization.  As of October 31, 2014 and 2013, the balance of this valuation allowance was $1.1 million and $1.2 million, respectively.

HURCO COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Significant components of our deferred tax assets and liabilities at October 31, 2014 and 2013 were as follows (in thousands):

	October 31,
	2014	2013
Deferred Tax Assets:
Net derivative instruments	$—	$411
Accrued inventory reserves	1,015	1,002
Accrued warranty expenses	397	154
Compensation related expenses	1,613	1,572
Unrealized exchange gain/loss	435	—
Other accrued expenses	167	191
Net operating loss and credit carryforwards	1,417	1,468
Other	118	409
	5,162	5,207
Less: Valuation allowance on net operating loss and credit carryforwards	(1,225)	(1,199)
Deferred tax assets	3,937	4,008

Deferred Tax Liabilities:
Net derivative instruments	(537)	—
Property and equipment and capitalized software development costs	(1,950)	(1,814)
Unrealized exchange gain/loss	—	(359)
Other	(381)	(498)

Net deferred tax assets	$1,069	$1,337

As of October 31, 2014, we had deferred tax assets relating to net operating losses carryforwards for international and U.S. income tax purposes of $1.1 million, of which $1.0 million will expire within 5 years and $125,000 will expire between 5 and 20 years. We also had deferred tax assets relating to tax credits of $268,000 which will expire between 10 and 20 years.

A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding the related accrual for interest or penalties, is as follows (in thousands):

	2014	2013	2012
Balance, beginning of year	$1,284	$118	$244
Additions based on tax positions related to the current year	5	1,217	5
Additions (reductions) related to prior year tax positions	(4)	23	(131)
Reductions due to statute expiration	—	(74)	—
Other	(89)	—	—

Balance, end of year	$1,196	$1,284	$118

The entire balance of the unrecognized tax benefits and related interest at October 31, 2014, if recognized, would favorably affect the effective tax rate in future periods.

We recognize accrued interest and penalties related to unrecognized tax benefits as components of our income tax provision.  As of October 31, 2014, the gross amount of interest accrued, reported in other liabilities, was approximately $10,000, which did not include the federal tax benefit of interest deductions. The statute of limitations with respect to unrecognized tax benefits will expire between July 2015 and July 2018.

HURCO COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Due to the uncertain and complex application of tax regulations, it is possible that the ultimate resolution of future audits may result in liabilities that could be different from this estimate.  In such case, we would record additional tax expense or tax benefit in the tax provision (benefit) or reclassify amounts on the consolidated balance sheets in the period in which the matter is effectively settled with the taxing authority.

We file income tax returns in the U.S. federal jurisdiction and various states, local, and non-U.S. jurisdictions. The Internal Revenue Service (IRS) finalized their audit of our federal income tax returns for fiscal years 2011 and 2012 with minimal adjustments. We have also been notified by the German taxing authority that they have finalized their audit for fiscal years 2009 to 2012 with minimal adjustments.

A summary of open tax years by major jurisdiction is presented below:

United States federal	Fiscal 2011 through the current period
Indiana	Fiscal 2008 through the current period
California	Fiscal 2010 through the current period
Germany¹	Fiscal 2013 through the current period
Taiwan	Fiscal 2011 through the current period

¹ Includes federal as well as state, provincial or similar local jurisdictions, as applicable.

8.          EMPLOYEE BENEFITS

We have defined contribution plans that include a majority of our employees, under which our matching contributions are primarily discretionary. The purpose of these plans is generally to provide additional financial security during retirement by providing employees with an incentive to save throughout their employment. Our contributions and related expense totaled $884,000, $787,000, and $459,000, for the fiscal years ended October 31, 2014, 2013 and 2012, respectively.

9.          STOCK-BASED COMPENSATION

In March 2008, we adopted the Hurco Companies, Inc. 2008 Equity Incentive Plan (the “2008 Plan”), which allows us to grant awards of stock options, Stock Appreciation Rights settled in stock (SARs), restricted shares, performance shares and performance units. The 2008 Plan replaced the 1997 Stock Option and Incentive Plan, which expired in March 2007. The Compensation Committee of the Board of Directors has authority to determine the officers, directors and key employees who will be granted awards; designate the number of shares subject to each award; determine the terms and conditions upon which awards will be granted; and prescribe the form and terms of award agreements. We have granted stock options under both plans which are currently outstanding, and restricted shares and performance shares under the 2008 Plan. No stock option may be exercised more than ten years after the date of grant or such shorter period as the Compensation Committee may determine at the date of grant. The total number of shares of our common stock that may be issued as awards under the 2008 Plan is 750,000. The market value of a share of our common stock, for purposes of the 2008 Plan, is the closing sale price as reported by the Nasdaq Global Select Market on the date in question or, if not a trading day, on the last preceding trading date.

During fiscal 2014, 2013 and 2012, we recorded approximately $921,000, $979,000 and $870,000, respectively, of stock-based compensation expense related to grants under the plans. As of October 31, 2014, there was an estimated $996,000 of total unrecognized stock-based compensation cost that we expect to recognize by the end of the first quarter of fiscal 2017.

During fiscal 2014, options to purchase 20,306 shares were exercised, resulting in cash proceeds of approximately $359,000.

HURCO COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

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

The Compensation Committee granted a total 12,182 shares of time-based restricted shares to our executive officers. The restricted shares vest in thirds over three years from the date of grant provided the recipient remains employed through that date. The grant date fair value of the restricted shares was based upon the closing sales price of our common stock on the date of grant which was $24.01 per share.

The Compensation Committee also granted a total target number of 16,948 performance shares to our executive officers designated as “Performance Shares –TSR”. The shares were weighted as 40% of the overall long-term incentive compensation arrangement and will vest and be paid based upon the total shareholder return of our common stock over a three-year period, relative to the total shareholder return of the companies in a specified peer group over that period. Participants will have the ability to earn between 50% of the target number of shares for achieving threshold performance and 200% of the target number of shares for achieving maximum performance. The fair value of the market-based performance shares was $26.43 per share and was calculated using the Monte Carlo approach.

The Compensation Committee also granted a total target number of 17,056 performance shares to our executive officers designated as “Performance Shares –ROIC”. These shares were weighted as 35% of the overall long-term incentive compensation arrangement and will vest and be paid based upon the achievement of pre-established goals related to our average return on invested capital over the three-year period. Participants will have the ability to earn between 50% of the target number of shares for achieving threshold performance and 200% of the target number of shares for achieving maximum performance. The grant date fair value of the ROIC performance shares was based on the closing sales price of our common stock on the grant date which was $24.01 per share.

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

On December 12, 2012, the Compensation Committee granted a total of 24,976 stock options under the 2008 Plan to our executive officers. The fair value of the options was estimated on the date of grant using a Black-Scholes valuation model with assumptions for expected volatility based on the historical volatility of our common stock of 62%, expected term of the options of five years, dividend yield rate of 0% and a risk-free interest rate of 0.66% based upon the five-year U.S. Treasury yield as of the date of grant. The options vest over a three-year period beginning one year from the date of grant. Based upon the foregoing factors, the grant date fair value of the stock options was determined to be $12.11 per share.

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

A reconciliation of the Company’s restricted stock activity and related information is as follows:

		Weighted Average
	Number of	Grant Date
	Shares	Fair Value

Unvested at October 31, 2013	68,456	$23.01

Shares granted	57,421	24.90
Shares vested	(23,520)	24.42
Shares cancelled	(13,609)	23.64
Shares withheld	(7,710)	23.10

Unvested at October 31, 2014	81,038	$23.83

HURCO COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

A summary of the status of the options as of October 31, 2014, 2013 and 2012 and the related activity for the year is as follows:

	Shares Under Option	Weighted Average Exercise Price Per Share
Balance October 31, 2011	115,369	$20.66
Granted	45,236	21.45
Cancelled	(5,000)	26.69
Expired	—	—
Exercised	(500)	2.15
Balance October 31, 2012	155,105	$20.75
Granted	24,976	23.30
Cancelled	—	—
Expired	—	—
Exercised	(11,369)	26.69
Balance October 31, 2013	168,712	$20.73
Granted	—	—
Cancelled	(20,217)	25.59
Expired	—	—
Exercised	(20,306)	17.67
Balance October 31, 2014	128,189	$20.45

The total intrinsic value of stock options exercised during the twelve months ended October 31, 2014, 2013 and 2012 was approximately $424,000, $0 and $10,000, respectively.

As of October 31, 2014, the total intrinsic value of outstanding stock options already vested and expected to vest and the intrinsic value of options that are outstanding and exercisable was $2.3 million. Stock options outstanding and exercisable on October 31, 2014, are as follows:

Range of Exercise Prices Per Share	Shares Under Option	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life in Years
Outstanding
$14.82	24,000	$14.82	5.1
14.88	17,000	14.88	4.5
18.13	16,000	18.13	5.5
21.45	37,841	21.45	7.1
23.30	20,848	23.30	8.1
26.69	2,500	26.69	2.0
35.83	10,000	35.83	3.6
$14.82 – 35.83	128,189	$20.45	6.0
Exercisable
$14.82	24,000	$14.82	5.1
14.88	17,000	14.88	4.5
18.13	16,000	18.13	5.5
21.45	25,227	21.45	4.8
23.30	6,949	23.30	2.7
26.69	2,500	26.69	2.0
35.83	10,000	35.83	3.6
$14.82 – 35.83	101,676	$19.93	4.6

HURCO COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

10.         RELATED PARTY TRANSACTIONS

As of October 31, 2014, we owned approximately 35% of the outstanding shares of a Taiwanese-based contract manufacturer, Hurco Automation, Ltd. (HAL). HAL’s scope of activities includes the design, manufacture, sales and distribution of industrial automation products, software systems and related components, including control systems and components produced under contract for sale exclusively to us. We are accounting for this investment using the equity method. The investment of $3.1 million and $2.7 million at October 31, 2014 and 2013 is included in Investments and other assets, net on the Consolidated Balance Sheets. Purchases of product from HAL amounted to $9.3 million, $9.8 million and $10.2 million in 2014, 2013 and 2012, respectively. Sales of product to HAL were $1.4 million, $1.5 million and $1.8 million for the years ended October 31, 2014, 2013 and 2012, respectively. Trade payables to HAL were $2.3 million and $1.3 million at October 31, 2014 and 2013, respectively. Trade receivables from HAL were $255,000 and $287,000 at October 31, 2014 and 2013, respectively.

Summary unaudited financial information for HAL’s operations and financial conditions is as follows (in thousands):

	2014	2013	2012

Net Sales	$12,063	$12,312	$12,252
Gross Profit	1,759	1,949	1,735
Operating Income (Loss)	468	544	340
Net Income (Loss)	1,264	747	882

Current Assets	$10,469	$8,755	$7,091
Non-current Assets	3,065	2,820	2,610
Current Liabilities	3,637	2,846	1,702

11.         CONTINGENCIES AND LITIGATION

We are involved in various claims and lawsuits arising in the normal course of business. Pursuant to applicable accounting rules, we accrue the minimum liability for each known claim when the estimated outcome is a range of possible loss and no one amount within that range is more likely than another. We maintain insurance policies for such matters, and we record insurance recoveries when we determine such recovery to be probable. We do not expect any of these claims, individually or in the aggregate, to have a material adverse effect on our consolidated financial position or results of operations. We believe that the ultimate resolution of claims for any losses will not exceed our insurance policy coverages.

12.         GUARANTEES AND PRODUCT WARRANTIES

We follow FASB guidance for accounting for contingencies relating to the guarantor’s accounting for, and disclosures of, the issuance of certain types of guarantees.

From time to time, our subsidiaries guarantee third party payment obligations in connection with the sale of machines to customers that use financing. We follow FASB guidance for accounting for contingencies with respect to these guarantees. As of October 31, 2014, we had 18 outstanding third party payment guarantees totaling approximately $1.5 million. The terms of these guarantees are consistent with the underlying customer financing terms. Upon shipment of a machine, the customer has the risk of ownership. The customer does not obtain title, however, until it has paid for the machine. A retention of title clause allows us to recover the machine if the customer defaults on the financing. We accrue for potential liabilities under these guarantees when we believe a loss is probable and can be estimated.

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

	2014	2013	2012
Balance, beginning of year	$1,778	$1,623	$1,725
Provision for warranties during the year	3,846	3,811	3,473
Charges to the accrual	(3,529)	(3,670)	(3,567)
Impact of foreign currency translation	(47)	14	(8)
Balance, end of year	$2,048	$1,778	$1,623

The increase in the warranty reserve from fiscal 2013 to 2014 reflected higher sales volumes and anticipated claims of machines under warranty as well as the sale of a greater number of our higher-performance machines which have a higher cost per claim. The increase from fiscal 2012 to 2013 was a result of actual claims for specific warranties accrued in the prior year being more than anticipated, resulting in an adjustment to the provision for warranties during the year.

13.         OPERATING LEASES

We lease facilities, certain equipment and vehicles under operating leases that expire at various dates through 2024. Future payments required under operating leases as of October 31, 2014, are summarized as follows (in thousands):

2015	$3,325
2016	2,407
2017	1,662
2018	1,057
2019 and thereafter	1,403
Total	$9,854

Lease expense for the years ended October 31, 2014, 2013, and 2012 was $4.0 million, $3.6 million, and $3.3 million, respectively.

We recorded approximately $118,000 of lease income during fiscal 2014 from leasing 34,000 square feet of our Indianapolis facility. The lease expires on April 30, 2016.

HURCO COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

14.          QUARTERLY HIGHLIGHTS (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2014 (In thousands, except per share data)
Sales and service fees	$50,970	$53,731	$55,379	$62,223
Gross profit	13,919	16,629	18,012	20,052
Gross profit margin	27%	31%	33%	32%
Selling, general and administrative expenses	10,600	11,206	11,869	12,940
Operating income	3,319	5,423	6,143	7,112
Provision for income taxes	904	1,585	1,684	2,045
Net income	2,369	3,536	4,375	4,863
Income per common share – basic	$0.36	$0.54	$0.67	$0.74
Income per common share – diluted	$0.36	$0.54	$0.66	$0.74

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2013 (In thousands, except per share data)
Sales and service fees	$44,085	$49,619	$45,158	$53,942
Gross profit	12,916	15,283	11,715	15,142
Gross profit margin	29%	31%	26%	28%
Selling, general and administrative expenses	8,920	10,679	10,012	11,802
Operating income	3,996	4,604	1,703	3,340
Provision for income taxes	1,445	1,329	263	1,215
Net income	2,254	3,183	854	1,899
Income per common share – basic	$0.35	$0.49	$0.13	$0.29
Income per common share – diluted	$0.34	$0.48	$0.13	$0.29

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

HURCO COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

We sell our products through more than 100 independent agents and distributors throughout North America, Europe and Asia. Our line is the primary line for the majority of our distributors globally even though some may carry competitive products. We also have our own direct sales and service organizations in China, France, Germany, India, Italy, Poland, Singapore, South Africa, the United Kingdom, and certain areas of the United States, which are among the world's principal machine tool consuming countries. During fiscal 2014, no distributor accounted for more than 5% of our sales and service fees. In fiscal 2014, approximately 72% of our revenues were from overseas customers and no single end-user of our products accounted for more than 5% of our total sales and service fees.

The following table sets forth the contribution of each of our product groups to our total sales and service fees during each of the past three fiscal years (in thousands):

Net Sales and Service Fees by Product Category

	Year ended October 31,
	2014	2013	2012

Computerized Machine Tools **	$193,937	$166,896	$179,337
Computer Control Systems and Software *	3,407	3,066	2,947
Service Parts	17,391	16,474	15,299
Service Fees	7,568	6,368	5,534
Total	$222,303	$192,804	$203,117

* Amounts shown do not include computer control systems and software sold as an integrated component of computerized machine systems.

** Amounts shown include sales of LCM electro-mechanical components to third parties since the date of acquisition on July 1, 2013.

The following table sets forth revenues by geographic area, based on customer location, for each of the past three fiscal years (in thousands):

Revenues by Geographic Area	Year Ended October 31,
	2014	2013	2012

North America	$62,247	$60,660	$60,500

Germany	51,581	43,597	49,979
United Kingdom	32,557	27,343	28,914
Italy	13,456	8,738	6,038
France	9,972	10,918	9,970
Other Europe	24,728	22,738	23,145
Total Europe	132,294	113,334	118,046

Asia	23,766	17,401	23,216
Other Foreign	3,996	1,409	1,355
Total Foreign	160,056	132,144	142,617
	$222,303	$192,804	$203,117

HURCO COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Long-lived tangible assets, net by geographic area, were (in thousands):

	As of October 31,
	2014	2013
United States	$6,815	$6,523
Foreign countries	6,017	7,063
	$12,832	$13,586

Net assets by geographic area were (in thousands):

	As of October 31,
	2014	2013
North America	$79,121	$69,450
Europe	61,186	59,498
Asia	24,338	22,543
	$164,645	$151,491

16.     NEW ACCOUNTING PRONOUNCEMENTS

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

Item 9.          Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.       CONTROLS AND PROCEDURES

Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2014, pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of the evaluation date.

There have been no changes in our internal control over financial reporting that occurred during the fourth quarter of the fiscal year ended October 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The attestation report of our independent registered public accounting firm on our internal control over financial reporting is included in this report under Item 8. Financial Statements and Supplementary Data. Our management’s annual report on internal control over financial reporting is included in this report immediately preceding Item 8.

Item 9B. OTHER INFORMATION

During the fourth quarter of fiscal 2014, the Audit Committee of the Board of Directors did not engage our independent registered public accounting firm to perform any new non-audit services. This disclosure is made pursuant to Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002.

The following graph illustrates the cumulative total shareholder return on our common stock for the five-year period ended October 31, 2014, as compared to (1) the Russell 2000, (2) the peer group utilized for the immediate preceding fiscal year of 17 U.S. manufacturing companies (Ampco-Pittsburgh Corporation, The Eastern Company, Electro Scientific Industries, Inc., FARO Technologies, Inc., Flow International Corporation, GSI Group, Inc., Hardinge Inc., Kadant Inc., Kaydon Corporation, Key Tronic Corporation, The L.S. Starrett Company, NN, Inc., PDF Solutions, Inc., Proto Labs, Inc., QAD Inc., Transcat, Inc., Zygo Corporation) and (3) a new peer group, which included 14 of the 17 companies from the previous year (Flow International Corporation, Kaydon Corporation, Zygo Corporation were either acquired or taken private in the past 12 months), along with the following six new U.S. manufacturing companies: Douglas Dynamics, Inc., Dynamic Materials, Corp., Graham Corporation, Key Technology, Inc., Nanometrics Incorporated, and Sun Hydraulics Corp.

The Compensation Committee of our Board of Directors is using the new peer group to assist it in making compensation decisions. We believe the new peer group better reflects our operations. The comparisons in this table are required by the SEC and are not intended to forecast or be indicative of possible future performance of our common stock.

	10/09	10/10	10/11	10/12	10/13	10/14
Hurco Companies, Inc.	100.00	115.72	164.28	144.53	154.60	245.43
Russell 2000	100.00	126.58	135.07	151.39	206.31	222.95
Old Peer Group	100.00	134.74	159.80	166.62	266.22	251.00
New Peer Group	100.00	134.45	165.67	160.64	251.29	240.70

PART III

Item 10.       DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated herein by reference to the definitive proxy statement for our 2015 annual meeting of shareholders except that the information required by Item 10 regarding our executive officers is included herein under a separate caption at the end of Part I.

Item 11.       EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the definitive proxy statement for our 2015 annual meeting of shareholders.

Item 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated herein by reference to the definitive proxy statement for our 2015 annual meeting of shareholders.

Item 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to the definitive proxy statement for our 2015 annual meeting of shareholders.

Item 14.         PRINCIPal ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated herein by reference to the definitive proxy statement for our 2015 annual meeting of shareholders.

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

Exhibits being filed with this Form 10-K or incorporated herein by reference are listed on page 66.

Schedule II - Valuation and Qualifying Accounts and Reserves

for the Years Ended October 31, 2014, 2013, and 2012

(Dollars in thousands)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts		Deductions		Balance at End of Period
Allowance for doubtful accounts for the year ended:

October 31, 2014	$540	$446	$—		$108	(2)	$878

October 31, 2013	$384	$88	$124	(1)	$56	(2)	$540

October 31, 2012	$608	$88	$—		$312	(2)	$384

Income tax valuation allowance for the year ended:

October 31, 2014	$1,199	$81	$—		$55		$1,225

October 31, 2013	$460	$739	$—		$—		$1,199

October 31, 2012	$487	$360	$—		$387		$460

(1) Allowance for doubtful accounts acquired in LCM S.r.l. acquisition.

(2) Receivable write-offs.

EXHIBITS INDEX

Exhibits Filed. The following exhibits are filed with this report:

21	Subsidiaries of the Registrant.
23	Consent of Independent Registered Public Accounting Firm, Ernst & Young LLP
31.1	Certification by the Chief Executive Officer, pursuant to Rule 13a-15(b) under the Securities and Exchange Act of 1934, as amended.
31.2	Certification by the Chief Financial Officer, pursuant to Rule 13a-15(b) under the Securities and Exchange Act of 1934, as amended.
32.1	Certification by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
101.LAB	XBRL Taxonomy Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

*	Pursuant to Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

Exhibits Incorporated by Reference. The following exhibits are incorporated into this report:

3.1	Amended and Restated Articles of Incorporation of the Registrant, incorporated by reference to Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended July 31, 2000.
3.2	Amended and Restated By-Laws of the Registrant as amended through July 8, 2009, incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2009.
10.2	Credit Agreement dated as of December 7, 2012 among Hurco Companies, Inc., the lenders party thereto and JP Morgan Chase Bank, N.A., incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed December 10, 2012.
10.3	First Amendment to Credit Agreement dated as of May 9, 2014 between Hurco Companies, Inc., JPMorgan Chase Bank, N.A. and the lenders signatory thereto, incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2014.
10.4	Second Amendment to Credit Agreement dated as of May 9, 2014 between Hurco Companies, Inc., JPMorgan Chase Bank, N.A. and the lenders signatory thereto, incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2014.
10.5	Third Amendment to Credit Agreement and Amendment to Subsidiary Guaranty dated as of December 5, 2014, between Hurco Companies, Inc. and JPMorgan Chase Bank, N.A., incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed December 8, 2014.
10.6*	Employment Agreement dated March 15, 2012, between Hurco Companies, Inc. and Michael Doar, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed March 16, 2012.
10.7*	Employment Agreement dated March 15, 2012, between Hurco Companies, Inc. and John G. Oblazney, incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed March 16, 2012.
10.8*	Employment Agreement dated March 15, 2012, between Hurco Companies, Inc. and John P. Donlon, incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed March 16, 2012.
10.9*	Employment Agreement dated March 15, 2012, between Hurco Companies, Inc. and Gregory S. Volovic, incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed March 16, 2012.
10.10*	Employment Agreement dated March 15, 2012, between Hurco Companies, Inc. and Sonja K. McClelland, incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed March 16, 2012.
10.11*	Amended 1997 Stock Option and Incentive Plan, incorporated by reference as Exhibit 10 to the Registrant’s Quarterly Report on Form 10-Q filed for the quarter ended July 31, 2005.
10.12*	Hurco Companies, Inc. 2008 Equity Incentive Plan, incorporated by reference to Appendix A of the Registrant’s definitive Proxy Statement on Schedule 14A filed January 28, 2008.
10.13*	Form of restated split-dollar insurance agreement, incorporated by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K for the year ended October 31, 2008.
10.14*	Form of Restricted Stock Award Agreement – Employee, incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended January 31, 2011.
10.15*	Form of Restricted Stock Award Agreement – Director, incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended January 31, 2011.

*	The indicated exhibit is a management contract, compensatory plan or arrangement required to be listed by Item 601 of Regulation S-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, this 9th day of January, 2015.

HURCO COMPANIES, INC.

By:	/s/ Sonja K. McClelland
Sonja K. McClelland
Vice-President, Secretary,
Treasurer and
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature and Title(s)	Date

/s/ Michael Doar	January 9, 2015
Michael Doar, Chairman of the Board,
Chief Executive Officer
of Hurco Companies, Inc.
(Principal Executive Officer)

/s/ Sonja K. McClelland	January 9, 2015
Sonja K. McClelland
Vice President,
Secretary, Treasurer and
Chief Financial Officer
of Hurco Companies, Inc.
(Principal Financial Officer and Principal Accounting Officer)

/s/ Robert W. Cruickshank	January 9, 2015
Robert W. Cruickshank, Director

/s/ Philip James	January 9, 2015
Philip James, Director

/s/ Michael P. Mazza	January 9, 2015
Michael P. Mazza, Director

/s/ Andrew Niner	January 9, 2015
Andrew Niner, Director

/s/ Richard Porter	January 9, 2015
Richard Porter, Director

/s/ Janaki Sivanesan	January 9, 2015
Janaki Sivanesan, Director

/s/ Ronald Strackbein	January 9, 2015
Ronald Strackbein, Director

