Form 10-Q
period 2015-01-31
HURCO COMPANIES INC
filed 2015-03-06
CIK 315374

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended January 31, 2015 or
☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to _________.

Commission File No. 0-9143

HURCO COMPANIES, INC.

(Exact name of registrant as specified in its charter)

Indiana	35-1150732
(State or other jurisdiction of	(I.R.S. Employer Identification Number)
incorporation or organization)

One Technology Way
Indianapolis, Indiana	46268
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code   (317) 293-5309

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                                                                                                                                  Yes ☐ No ☒

The number of shares of the Registrant's common stock outstanding as of March 2, 2015 was 6,537,983.

HURCO COMPANIES, INC.

January 2015 Form 10-Q Quarterly Report

PART I - FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

HURCO COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Three Months Ended
	January 31,
	2015	2014
	(Unaudited)

Sales and service fees	$50,972	$50,970

Cost of sales and service	34,425	37,051

Gross profit	16,547	13,919

Selling, general and administrative expenses	10,454	10,600

Operating income	6,093	3,319

Interest expense	69	77

Interest income	21	16

Investment income	65	31

Other expense, net	307	16

Income before taxes	5,803	3,273

Provision for income taxes	2,037	904

Net income	$3,766	$2,369

Income per common share

Basic	$0.57	$0.36
Diluted	$0.57	$0.36

Weighted average common shares outstanding

Basic	6,523	6,477
Diluted	6,569	6,514

Dividends paid per share	$0.07	$0.05

The accompanying notes are an integral part of the condensed consolidated financial statements.

HURCO COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Three Months Ended
	January 31,
	2015	2014
	(Unaudited)

Net income	$3,766	$2,369

Other comprehensive income (loss):

Translation of foreign currency financial statements	(5,056)	(713)

(Gain) / loss on derivative instruments reclassified into operations, net of tax $200 and $147, respectively	364	256

Gain / (loss) on derivative instruments, net of tax $856 and $(254), respectively	1,556	(441)

Total other comprehensive income (loss)	(3,136)	(898)
Comprehensive income	$630	$1,471

The accompanying notes are an integral part of the condensed consolidated financial statements.

HURCO COMPANIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per-share data)

	January 31,	October 31,
	2015	2014
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$59,855	$53,846
Accounts receivable, net	37,234	45,435
Inventories, net	91,104	95,992
Deferred income taxes	889	2,062
Derivative assets	7,455	3,127
Prepaid assets	10,375	8,927
Other	1,282	1,365
Total current assets	208,194	210,754
Property and equipment:
Land	782	782
Building	7,314	7,314
Machinery and equipment	18,741	19,432
Leasehold improvements	3,294	3,523
	30,131	31,051
Less accumulated depreciation and amortization	(19,136)	(19,546)
	10,995	11,505

Software development costs, less accumulated amortization	3,455	3,519
Goodwill	2,373	2,606
Intangible assets, net	1,431	1,635
Investments and other assets, net	6,876	6,912
	$233,324	$236,931

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$40,853	$42,718
Accrued expenses and other	15,126	18,060
Accrued warranty expenses	2,062	2,048
Derivative liabilities	1,269	705
Short-term debt	3,198	3,272
Total current liabilities	62,508	66,803
Non-current liabilities:
Deferred income taxes	1,194	993
Accrued tax liability	969	1,054
Deferred credits and other	3,388	3,436
Total non-current liabilities	5,551	5,483

Shareholders’ equity:
Preferred stock: no par value per share, 1,000,000 shares authorized, no shares issued	—	—
Common stock: no par value, $.10 stated value per share, 12,500,000 shares authorized, 6,638,931 and 6,589,918 shares issued; and 6,537,983 and 6,508,880 shares outstanding, as of January 31, 2015 and October 31, 2014, respectively	654	651
Additional paid-in capital	56,418	55,974
Retained earnings	114,889	111,580
Accumulated other comprehensive loss	(6,696)	(3,560)
Total shareholders’ equity	165,265	164,645
	$233,324	$236,931

The accompanying notes are an integral part of the condensed consolidated financial statements.

HURCO COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended January 31,
	2015	2014
	(Unaudited)
Cash flows from operating activities:
Net income	$3,766	$2,369
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Provision for doubtful accounts	(52)	(82)
Deferred income taxes	(329)	3
Equity in income of affiliates	(43)	(84)
Depreciation and amortization	726	735
Foreign currency (gain) loss	2,812	2
Unrealized (gain) loss on derivatives	(2,625)	138
Stock-based compensation	257	246
Change in assets and liabilities:
(Increase) decrease in accounts receivable	5,695	1,496
(Increase) decrease in inventories	(360)	666
(Increase) decrease in prepaid expenses	(931)	(992)
Increase (decrease) in accounts payable	236	4,195
Increase (decrease) in accrued expenses	(2,026)	(1,669)
Net change in derivative assets and liabilities	100	(113)
Other	1,259	(133)
Net cash provided by (used for) operating activities	8,485	6,777

Cash flows from investing activities:
Purchase of property and equipment	(321)	(336)
Software development costs	(203)	(183)
Other investments	(155)	(205)
Proceeds from sale of equipment	51	126
Net cash provided by (used for) investing activities	(628)	(598)

Cash flows from financing activities:
Proceeds from exercise of common stock options	189	—
Dividends paid	(457)	(324)
Restricted shares vested	2	—
Repayment of short-term debt	—	(384)
Net cash provided by (used for) financing activities	(266)	(708)

Effect of exchange rate changes on cash	(1,582)	(282)

Net increase (decrease) in cash and cash equivalents	6,009	5,189

Cash and cash equivalents at beginning of period	53,846	42,804

Cash and cash equivalents at end of period	$59,855	$47,993

The accompanying notes are an integral part of the condensed consolidated financial statements.

HURCO COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

For the Three Months Ended January 31, 2015 and 2014

(In thousands, except shares outstanding)	Common Stock		Additional		Accumulated Other
	Shares Outstanding	Amount	Paid-in Capital	Retained Earnings	Comprehensive Income (Loss)	Total

Balances, October 31, 2013	6,465,054	$647	$54,698	$98,130	$(1,984)	$151,491

Net income	—	—	—	2,369	—	2,369

Other comprehensive loss	—	—	—	—	(898)	(898)

Stock-based compensation	17,290	1	245	—	—	246

Dividends paid	—	—	—	(324)	—	(324)

Balances, January 31, 2014 (Unaudited)	6,482,344	$648	$54,943	$100,175	$(2,882)	$152,884

Balances, October 31, 2014	6,508,880	$651	$55,974	$111,580	$(3,560)	$164,645

Net income	—	—	—	3,766	—	3,766

Other comprehensive loss	—	—	—	—	(3,136)	(3,136)

Exercise of common stock options	12,800	1	189	—	—	190

Stock-based compensation	16,303	2	255	—	—	257

Dividends paid	—	—	—	(457)	—	(457)

Balances, January 31, 2015 (Unaudited)	6,537,983	$654	$56,418	$114,889	$(6,696)	$165,265

The accompanying notes are an integral part of the condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	GENERAL

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

The condensed financial information as of January 31, 2015 and for the three months ended January 31, 2015 and January 31, 2014 is unaudited. However, in our opinion, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary to present fairly our consolidated financial position, results of operations, changes in shareholders’ equity and cash flows at the end of the interim periods. We suggest that you read these condensed consolidated financial statements in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended October 31, 2014.

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

We enter into these forward exchange contracts to reduce the potential effects of foreign exchange rate movements on our net equity investment in one of our foreign subsidiaries, to reduce the impact on gross profit and net earnings from sales and purchases denominated in foreign currencies, and to reduce the impact on our net earnings of foreign currency fluctuations on receivables and payables denominated in foreign currencies which are different than the subsidiaries’ functional currency. We are primarily exposed to foreign currency exchange rate risk with respect to transactions and net assets denominated in Euros, Pounds Sterling, Canadian Dollars, South African Rand, Singapore Dollars, Indian Rupee, Chinese Yuan, South Korean Won, Polish Zloty, and New Taiwan Dollars. We record all derivative instruments as assets or liabilities at fair value.

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

We had forward contracts outstanding as of January 31, 2015, denominated in Euros, Pounds Sterling and New Taiwan Dollars with set maturity dates ranging from February 2015 through January 2016. The contract amounts, expressed at forward rates in U.S. Dollars at January 31, 2015, were $25.9 million for Euros, $10.8 million for Pounds Sterling and $19.1 million for New Taiwan Dollars. At January 31, 2015, we had approximately $2.9 million of gains, net of tax, related to cash flow hedges deferred in Accumulated other comprehensive loss. Included in this amount were $2.2 million of unrealized gains, net of tax, related to cash flow hedge instruments that remain subject to currency fluctuation risk. The majority of these deferred gains will be recorded as an adjustment to Cost of sales and service in periods through January 2016, when the corresponding inventory that is the subject of the related hedge contracts is sold, as described above.

We are exposed to foreign currency exchange risk related to our investment in net assets in foreign countries. To manage this risk, we have we entered into a forward contract with a notional amount of €3.0 million in November 2014. We designated this forward contract as a hedge of our net investment in Euro denominated assets. We selected the forward method under Financial Accounting Standards Board, or FASB, guidance related to the accounting for derivatives instruments and hedging activities. The forward method requires all changes in the fair value of the contract to be reported as a cumulative translation adjustment in Accumulated other comprehensive loss, net of tax, in the same manner as the underlying hedged net assets. This forward contract matures in November 2015. As of January 31, 2015, we had $452,000 of realized gains and $220,000 of unrealized gains, net of tax, recorded as cumulative translation adjustments in Accumulated other comprehensive loss related to these forward contracts.

Derivatives Not Designated as Hedging Instruments

We enter into foreign currency forward exchange contracts to protect against the effects of foreign currency fluctuations on receivables and payables denominated in foreign currencies. These derivative instruments are not designated as hedges under the FASB guidance and, as a result, changes in their fair value are reported currently as Other expense, net in the Condensed Consolidated Statements of Income consistent with the transaction gain or loss on the related receivables and payables denominated in foreign currencies.

We had forward contracts outstanding as of January 31, 2015, in Euros, Pounds Sterling, Canadian Dollars, the South African Rand, and the New Taiwan Dollar with set maturity dates ranging from February 2015 through April 2015. The contract amounts at forward rates in U.S. Dollars at January 31, 2015 totaled $49.9 million.

Fair Value of Derivative Instruments

We recognize the fair value of derivative instruments as assets and liabilities on a gross basis on our Condensed Consolidated Balance Sheets. As of January 31, 2015 and October 31, 2014, all derivative instruments were recorded at fair value on the balance sheets as follows (in thousands):

	January 31, 2015		October 31, 2014
	Balance Sheet	Fair	Balance Sheet	Fair
Derivatives	Location	Value	Location	Value
Designated as hedging instruments:
Foreign exchange forward contracts	Derivative assets	$4,738	Derivative assets	$2,596
Foreign exchange forward contracts	Derivative liabilities	$954	Derivative liabilities	$401
Not designated as hedging instruments:
Foreign exchange forward contracts	Derivative assets	$2,717	Derivative assets	$531
Foreign exchange forward contracts	Derivative liabilities	$315	Derivative liabilities	$304

Effect of Derivative Instruments on the Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Changes in Shareholders’ Equity and Condensed Consolidated Statements of Income

Derivative instruments had the following effects on our Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Changes in Shareholders’ Equity and Condensed Consolidated Statements of Income, net of tax, during the three months ended January 31, 2015 and 2014 (in thousands):

Derivatives	Amount of Gain (Loss) Recognition in Other Comprehensive Income		Location of Gain (Loss) Reclassified from Other Comprehensive Income	Amount of Gain (Loss) Reclassified from Other Comprehensive Income
	Three Months Ended January 31,			Three Months Ended January 31,
	2015	2014		2015	2014
Designated as hedging instruments: (Effective portion)

Foreign exchange forward contracts – Intercompany sales/purchases	$1,556	$(441)	Cost of sales and service	$(364)	$(256)

Foreign exchange forward contract – Net investment	$239	$20

We did not recognize gains or losses as a result of hedges deemed ineffective for the three months ended January 31, 2015. We recognized a loss of $19,000 for the three months ended January 31, 2014 as a result of contracts closed early that were deemed ineffective for financial reporting purposes and did not qualify as cash flow hedges. We recognized the following gains and losses in our Condensed Consolidated Statements of Income during the three months ended January 31, 2015 and 2014 on derivative instruments not designated as hedging instruments:

Derivatives	Location of Gain (Loss) Recognized in Operations	Amount of Gain (Loss) Recognized in Operations
		Three Months Ended January 31,
		2015	2014
		(in thousands)
Not Designated as Hedging Instruments:
Foreign exchange forward contracts	Other expense, net	$2,712	$(38)

The following table presents the changes in the components of Accumulated other comprehensive loss, net of tax, for the three months ended January 31, 2015 (in thousands):

	Foreign Currency Translation	Cash Flow Hedges	Total

Balance, October 31, 2014	$(4,551)	$991	$(3,560)
Other comprehensive income (loss) before reclassifications	(5,056)	1,556	(3,500)
Reclassifications	—	364	364
Balance, January 31, 2015	$(9,607)	$2,911	$(6,696)

3.	EQUITY INCENTIVE PLAN

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

A summary of stock option activity for the three-month period ended January 31, 2015, is as follows:

	Stock Options	Weighted Average Exercise Price

Outstanding at October 31, 2014	128,189	$20.45

Options granted	—	—
Options exercised	(12,800)	$14.88
Options cancelled	—	—

Outstanding at January 31, 2015	115,389	$21.07

Summarized information about outstanding stock options as of January 31, 2015, that have already vested and those that are expected to vest, as well as stock options that are currently exercisable, are as follows:

	Options Already Vested and Expected to Vest	Options Currently Exercisable

Number of outstanding options	115,389	108,440

Weighted average remaining contractual life (years)	5.90	5.44
Weighted average exercise price per share	$21.07	$20.92

Intrinsic value of outstanding options	$1,625,000	$1,543,000

The intrinsic value of an outstanding stock option is calculated as the difference between the stock price as of January 31, 2015 and the exercise price of the option.

On January 6, 2015, the Compensation Committee approved a long-term incentive compensation arrangement for our executive officers in the form of restricted shares and performance shares awarded under the 2008 Plan. The awards were 25% time-based vesting and 75% performance-based vesting. The three-year performance period is fiscal 2015 through fiscal 2017.

On this date, the Compensation Committee granted a total of 11,174 shares of time-based restricted shares to our executive officers. The restricted shares vest in thirds over three years from the date of grant provided the recipient remains employed through that date. The grant date fair value of the restricted shares was based upon the closing sales price of our common stock on the date of grant which was $32.22.

The Compensation Committee also granted a total target number of 16,740 performance shares to our executive officers designated as “Performance Shares – TSR”. The shares were weighted as 40% of the overall long-term incentive compensation arrangement and will vest and be paid based upon our total shareholder return of our common stock over a three-year period, relative to the total shareholder of the companies in a specified peer group over that period. Participants will have the ability to earn between 50% of the target number of shares for achieving threshold performance and 200% of the target number of shares for achieving maximum performance. The fair value of the market-based performance shares was $34.41 per share and was calculated using the Monte Carlo approach.

The Compensation Committee also granted a total target number of 15,643 performance shares to our executive officers designated as “Performance Shares – ROIC”. These shares were weighted as 35% of the overall long-term incentive compensation arrangement and will vest and be paid based upon the achievement of pre-established goals related to our average return on invested capital over the three-year period. Participants will have the ability to earn between 50% of the target number of shares for achieving threshold performance and 200% of the target number of shares for achieving maximum performance. The grant date fair value of the ROIC performance shares was based on the closing sales price of our common stock on the grant date which was $32.22 per share.

A reconciliation of the activity relating to outstanding restricted share awards made under the 2008 Plan and related information is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at October 31, 2014	81,038	$23.83
Shares granted	43,557	33.06
Shares vested	(16,303)	21.81
Shares withheld	(7,344)	21.82
Unvested at January 31, 2015	100,948	$28.28

During the first three months of fiscal 2015 and 2014, we recorded $257,000 and $246,000, respectively, as stock-based compensation expense related to grants under the plans. As of January 31, 2015, there was an estimated $2.2 million of total unrecognized stock-based compensation cost that we expect to recognize by the end of the first quarter of fiscal 2018.

4.	EARNINGS PER SHARE

Per share results have been computed based on the average number of common shares outstanding. The computation of basic and diluted net income per share is determined using net income applicable to common shareholders as the numerator and the number of shares outstanding as the denominator as follows (in thousands, except per share amounts):

	Three Months Ended
	January 31,
	2015		2014
	Basic	Diluted	Basic	Diluted

Net income	$3,766	$3,766	$2,369	$2,369
Undistributed earnings allocated to participating shares	(23)	(23)	(20)	(20)
Net income applicable to common shareholders	$3,743	$3,743	$2,349	$2,349
Weighted average shares outstanding	6,523	6,523	6,477	6,477
Stock options	—	46	—	37
	6,523	6,569	6,477	6,514

Income per share	$0.57	$0.57	$0.36	$0.36

5.	ACCOUNTS RECEIVABLE

Accounts receivable are net of allowances for doubtful accounts of $826,000 as of January 31, 2015 and $878,000 as of October 31, 2014.

6.	INVENTORIES

Inventories, priced at the lower of cost (first-in, first-out method) or market, are summarized below (in thousands):

	January 31, 2015	October 31, 2014
Purchased parts and sub-assemblies	$20,189	$21,703
Work-in-process	13,699	14,236
Finished goods	57,216	60,053
	$91,104	$95,992

7.	SEGMENT INFORMATION

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

From time to time, our subsidiaries guarantee third party payment obligations in connection with the sale of machines to customers that use financing. We follow FASB guidance for accounting for contingencies with respect to these guarantees. As of January 31, 2015, we had 17 outstanding third party payment guarantees totaling approximately $1.4 million. The terms of these guarantees are consistent with the underlying customer financing terms. Upon shipment of a machine, the customer has the risk of ownership. The customer does not obtain title, however, until it has paid for the machine. A retention of title clause allows us to recover the machine if the customer defaults on the financing. We accrue for potential liabilities under these guarantees when we believe a loss is probable and can be estimated.

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

	Three Months Ended
	January 31, 2015	January 31, 2014
Balance, beginning of period	$2,048	$1,778
Provision for warranties during the period	782	938
Charges to the reserve	(693)	(971)
Impact of foreign currency translation	(75)	(10)
Balance, end of period	$2,062	$1,735

The year-over-year increase in our warranty reserve reflected higher sales volumes and anticipated claims of machines under warranty as well as the sale of a greater number of our higher-performance machines which have a higher cost per claim.

9.	DEBT AGREEMENTS

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

We have a £1.0 million revolving credit facility in the United Kingdom and a €1.5 million revolving credit facility in Germany. On May 12, 2014, we established a Taiwan credit facility in the amount of 100.0 million New Taiwan Dollars (approximately $3.2 million) with an expiration date of May 12, 2015. Our Taiwan credit facility is backed by letters of credit under our U.S. credit facility. We also have a 40.0 million Chinese Yuan (approximately $6.4 million) credit facility in China that was renewed on February 17, 2015 with an expiration date of February 17, 2016.

All of our credit facilities are unsecured.

We had $3.2 million and $3.3 million of borrowings under our China credit facility, which bears interest at 5.6% annually (variable rate), at January 31, 2015 and October 31, 2014, respectively. We had no other debt or borrowings under any of our other credit facilities at either of those dates. At January 31, 2015, we were in compliance with all covenants contained in the related credit agreements and, as of that date, we had unutilized credit facilities of $18.3 million.

10. INCOME TAXES

Our effective tax rate for the first three months of fiscal 2015 was 35% in comparison to 28% for the same period in fiscal 2014. The increase in the effective income tax rate was primarily due to changes in the geographic mix of income or loss between tax jurisdictions.  We recorded income tax expense during the first three months of fiscal 2015 of $2.0 million compared to $904,000 for the same period in fiscal 2014, primarily as a result of an increase in pre-tax income period-over-period.  We have not provided any U.S. income taxes on the undistributed earnings of our wholly-owned foreign subsidiaries based upon our determination that such earnings will be indefinitely reinvested.  In the event these earnings are later distributed to our U.S. operations, such distributions would likely result in additional U.S. tax that may be offset, at least in part, by associated foreign tax credits.

Our unrecognized tax benefits were $1.1 million as of January 31, 2015 and $1.2 million as of October 31, 2014, and in each case included accrued interest.

We recognize accrued interest and penalties related to unrecognized tax benefits as components of income tax expense.   As of January 31, 2015, the gross amount of interest accrued, reported in Accrued expenses and other, was approximately $30,000, which did not include the federal tax benefit of interest deductions.

We file U.S. federal and state income tax returns, as well as tax returns in several foreign jurisdictions.  The statutes of limitations with respect to unrecognized tax benefits will expire between July 2015 and July 2018.

11.	FINANCIAL INSTRUMENTS

Estimated Fair Value Measurements of Financial Instruments

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

In accordance with this guidance, the following table represents the fair value hierarchy for our financial assets and liabilities measured at fair value as of January 31, 2015 and October 31, 2014 (in thousands):

	Assets		Liabilities
	January 31, 2015	October 31, 2014	January 31, 2015	October 31, 2014

Level 1
Deferred Compensation	$1,259	$1,232	$-	$-

Level 2
Derivatives	$7,455	$3,127	$1,269	$705

Recurring Fair Value Measurements

Included in Level 1 assets are mutual fund investments under a nonqualified deferred compensation plan. We estimate the fair value of these investments on a recurring basis using market prices which are readily available.

Included in Level 2 fair value measurements are derivative assets and liabilities related to gains and losses on foreign currency forward exchange contracts entered into with a third party. We estimate the fair value of these derivatives on a recurring basis using foreign currency exchange rates obtained from active markets. Derivative instruments are reported in the accompanying consolidated financial statements at fair value. We have derivative financial instruments in the form of foreign currency forward exchange contracts as described in Note 2 of Notes to the Condensed Consolidated Financial Statements in which the U.S. Dollar equivalent notional amounts of these contracts was $117.8 million and $122.2 million at January 31, 2015 and October 31, 2014, respectively. The fair value of Derivative assets recorded on our Condensed Consolidated Balance Sheets was $7.5 million at January 31, 2015 and $3.1 million at October 31, 2014. The fair value of Derivative liabilities recorded on our Condensed Consolidated Balance Sheets was $1.3 million at January 31, 2015 and $705,000 at October 31, 2014.

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

The market for machine tools is international in scope. We have both significant foreign sales and significant foreign manufacturing operations. During fiscal 2015, approximately 62% of our revenues were attributable to customers in Europe, where we typically sell more of our higher-performance, higher-priced VMX series machines. Additionally, approximately 9% of our revenues were attributable to customers in Asia, where we sell more of our entry-level, lower-priced machines, but where we also encounter greater price pressures.

We sell our products through more than 100 independent agents and distributors in countries throughout North America, Europe and Asia. We also have our own direct sales and service organizations in China, France, Germany, India, Italy, Poland, Singapore, South Africa, the United Kingdom and certain parts of the United States. The vast majority of our machine tools are manufactured to our specifications primarily by our wholly-owned subsidiary in Taiwan, Hurco Manufacturing Limited (HML). Machine castings and components to support HML’s production are manufactured at our facility in Ningbo, China. Components to support our SRT line of five-axis machining center, such as the direct drive spindle, swivel head and rotary table, are manufactured by our wholly-owned subsidiary in Italy, LCM Precision Technology S.r.l. (LCM).

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

RESULTS OF OPERATIONS

Three Months Ended January 31, 2015 Compared to Three Months Ended January 31, 2014

Sales and Service Fees. Sales and service fees for the first quarter of fiscal 2015 were $51.0 million, relatively unchanged from the corresponding prior year period. Sales and service fees for the first quarter of fiscal 2015 were adversely affected by an unfavorable currency impact of approximately $3.6 million, or 7%, when translating foreign sales to U.S. Dollars for financial reporting purposes.

The following two tables set forth net sales (in thousands) by geographic region and product category, respectively, for the first quarters of fiscal 2015 and 2014:

Sales and Service Fees by Geographic Region

	Three Months Ended January 31,				Change
	2015		2014		Amount	%
North America	$14,851	29%	$16,293	32%	$(1,442)	-9%
Europe	31,800	62%	29,234	57%	2,566	9%
Asia Pacific	4,321	9%	5,443	11%	(1,122)	-21%
Total	$50,972	100%	$50,970	100%	$2	0%

European sales increased during the first quarter of fiscal 2015 by 9% compared to the corresponding prior year period. European sales for the first quarter of fiscal 2015 were adversely affected by an unfavorable currency impact of approximately $3.4 million, or 12%, due primarily to a weaker Euro and Pound Sterling when translating foreign sales to U.S. Dollars for financial reporting purposes. The year-over-year improvement in European sales was primarily driven by increased shipments of higher-performance machines in Germany, France and Italy. North American sales decreased in the first quarter of fiscal 2015 by 9%, reflecting lower order levels in comparison to the same period in the prior year, as many customers took advantage of promotional activities for the International Manufacturing Technology Show (IMTS) during the fourth quarter of fiscal 2014. Asian Pacific sales decreased in the first quarter of fiscal 2015 by 21% compared to the corresponding prior year period, primarily due to a large multiple machine order received in the prior year period from a customer in China.

Sales and Service Fees by Product Category

	Three Months Ended January 31,				Change
	2015		2014		Amount	%
Computerized Machine Tools	$43,746	86%	$44,533	87%	$(787)	-2%
Service Fees, Parts and Other	7,226	14%	6,437	13%	789	12%
Total	$50,972	100%	$50,970	100%	$2	0%

Orders. Orders in the first quarter of fiscal 2015 were $45.0 million, a decrease of $12.1 million, or 21%, compared to the corresponding period in fiscal 2014. European orders for the first quarter of fiscal 2015 were $26.0 million, a decrease of $10.5 million, or 29%, compared to the corresponding period in fiscal 2014, primarily due to softening market conditions, particularly in Eastern Europe. European orders for the first quarter of fiscal 2015 were adversely affected by an unfavorable currency impact of approximately $2.9 million, or 9%, due primarily to a weaker Euro and Pound Sterling when translating foreign orders to U.S. Dollars for financial reporting purposes. North American orders for the first quarter of fiscal 2015 were $13.9 million, a decrease of $0.6 million, or 5%, compared to the corresponding period in fiscal 2014, as many customers took advantage of promotional activities at the IMTS during the fourth quarter of fiscal 2014. Asian Pacific orders for the first quarter of fiscal 2015 were $5.1 million, a decrease of $0.9 million, or 15%, compared to the corresponding period in fiscal 2014, due primarily to a large multiple machine order received in the prior year period from a customer in China.

Gross Profit. Gross profit for the first quarter of fiscal 2015 was $16.5 million, or 32% of sales, compared to $13.9 million, or 27% of sales, for the corresponding prior year period. The increase in gross profit was attributable to increased sales in Europe of higher-performance machines and improved leverage of fixed costs over higher production levels in comparison to the corresponding prior year period.

Operating Expenses. Selling, general and administrative expenses for the first quarter of fiscal 2015 were $10.5 million, or 21% of sales, compared to $10.6 million, or 21% of sales, in the corresponding period in fiscal 2014. Selling, general and administrative expenses were favorably impacted by approximately $0.5 million, or 4%, when translating foreign expenses to U.S. Dollars for financial reporting purposes.

Operating Income. Operating income for the first quarter of fiscal 2015 was $6.1 million compared to $3.3 million for the corresponding period in fiscal 2014. The increase in operating income year-over-year was primarily due to increased sales in Europe of higher-performance machines and improved leverage of fixed costs over higher production levels in comparison to the corresponding prior year period.

Other (Income) Expense, Net. Other expense in the first quarter of fiscal 2015 increased by $0.3 million from the corresponding period in fiscal 2014 due to higher foreign currency losses experienced in fiscal 2015.

Income Taxes. Our effective tax rate for the first quarter of fiscal 2015 was 35% in comparison to 28% for the corresponding period in fiscal 2014. The increase in the effective income tax rate was primarily due to changes in the geographic mix of income or loss between tax jurisdictions. We recorded income tax expense during the first quarter of fiscal 2015 of $2.0 million compared to an income tax expense of $0.9 million for the corresponding period in fiscal 2014.

LIQUIDITY AND CAPITAL RESOURCES

At January 31, 2015, we had cash and cash equivalents of $59.9 million, compared to $53.8 million at October 31, 2014. Approximately 54% of the $59.9 million of cash and cash equivalents is denominated in U.S. Dollars. The balance is attributable to our foreign operations and is held in the local currencies of our various foreign entities, subject to fluctuations in currency exchange rates. We do not believe that the indefinite reinvestment of these funds offshore impairs our ability to meet our domestic working capital needs.

Working capital, excluding cash and cash equivalents, was $85.8 million at January 31, 2015, compared to $90.1 million at October 31, 2014. The decrease in working capital, excluding cash and cash equivalents, was primarily due to decreases in accounts receivable and the impact of translating foreign currencies to U.S. Dollars for financial reporting purposes.

Capital expenditures of $0.5 million during the first three months of fiscal 2015 were primarily for capital improvements in existing facilities and software development costs. We funded these expenditures with cash on hand.

At January 31, 2015, we had $3.2 million of borrowings outstanding under our China credit facility. We had no other debt or borrowings under any of our other credit facilities. At January 31, 2015, we had an aggregate of $18.3 million available for borrowing under our credit facilities and were in compliance with all covenants.

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

CRITICAL ACCOUNTING POLICIES

Our accounting policies, which are described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2014, require management to make significant estimates and assumptions using information available at the time the estimates are made. These estimates and assumptions significantly affect various reported amounts of assets, liabilities, revenues, and expenses. If our future experience differs materially from these estimates and assumptions, our results of operations and financial condition would be affected. There were no material changes to our critical accounting policies during the first three months of fiscal 2015.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

There have been no material changes related to contractual obligations and commitments from the information provided in our Annual Report on Form 10-K for the fiscal year ended October 31, 2014.

OFF BALANCE SHEET ARRANGEMENTS

From time to time, our subsidiaries guarantee third party payment obligations in connection with the sale of machines to customers that use financing. We follow Financial Accounting Standards Board, or FASB, guidance for accounting for contingencies with respect to these guarantees. As of January 31, 2015, we had 17 outstanding third party payment guarantees totaling approximately $1.4 million. The terms of these guarantees are consistent with the underlying customer financing terms. Upon shipment of a machine, the customer has the risk of ownership. The customer does not obtain title, however, until it has paid for the machine. A retention of title clause allows us to recover the machine if the customer defaults on the financing. We accrue for potential liabilities under these guarantees when we believe a loss is probable and can be estimated.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

Certain statements made in this report constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from those expressed or implied by the statements. These risks, uncertainties and other factors include:

•	The cyclical nature of the machine tool industry;
•	Uncertain economic conditions, which may adversely affect overall demand, particularly in Europe;
•	The risks of our international operations;
•	The limited number of our manufacturing sources;
•	The effects of changes in currency exchange rates;
•	Our dependence on new product development;
•	Possible obsolescence of our technology and the need to make technological advances;
•	Competition with larger companies that have greater financial resources;
•	Increases in the prices of raw materials, especially steel and iron products;
•	Acquisitions that could disrupt our operations and affect operating results;
•	Impairment of our assets;
•	Negative or unforeseen tax consequences;
•	The need to protect our intellectual property assets;
•	Our ability to integrate acquisitions;
•	Uncertainty concerning our ability to use tax loss carryforwards;
•	Breaches of our network and system security measures;
•	The effect of the loss of members of senior management and key personnel; and
•	Governmental actions, initiatives and regulations, including import and export restrictions and tariffs.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Interest on borrowings on our credit facilities are variable and tied to prevailing domestic and foreign interest rates. At January 31, 2015, we had $3.2 million of borrowings outstanding under our China credit facility. We had no other debt or borrowings under any of our other credit facilities.

Foreign Currency Exchange Risk

In fiscal 2015, we derived approximately 71% of our revenues from foreign markets. All of our computerized machine tools and computer control systems, as well as certain proprietary service parts, are sourced by our U.S.-based engineering and manufacturing division and re-invoiced to our foreign sales and service subsidiaries, primarily in their functional currencies.

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

Forward contracts for the sale or purchase of foreign currencies as of January 31, 2015, which are designated as cash flow hedges under FASB guidance related to accounting for derivative instruments and hedging activities were as follows:

	Notional Amount	Weighted Avg.		Contract Amount at Forward Rates in U.S. Dollars
Forward Contracts	in Foreign Currency	Forward Rate		Contract Date	January 31, 2015	Maturity Dates

Sale Contracts:
Euro	22,900,000	1.2892		29,522,240	25,913,197	February 2015 – January 2016
Pound Sterling	7,150,000	1.6147		11,544,948	10,757,262	February 2015 – January 2016

Purchase Contracts:
New Taiwan Dollar	605,000,000	30.179	*	20,046,971	19,093,378	February 2015 – January 2016

*NT Dollars per U.S. Dollar

Forward contracts for the sale or purchase of foreign currencies as of January 31, 2015, which were entered into to protect against the effects of foreign currency fluctuations on receivables and payables and are not designated as hedges under this guidance denominated in foreign currencies, were as follows:

	Notional Amount	Weighted Avg.		Contract Amount at Forward Rates in U.S. Dollars
Forward Contracts	in Foreign Currency	Forward Rate		Contract Date	January 31, 2015	Maturity Dates

Sale Contracts:
Euro	25,077,116	1.2322		30,899,567	28,341,019	February 2015 – April 2015
Pound Sterling	819,526	1.5073		1,235,275	1,234,027	February 2015
Canadian Dollar	1,055,562	0.8701		918,482	831,518	April 2015
South African Rand	11,533,770	0.0882		1,017,779	977,916	April 2015

Purchase Contracts:
New Taiwan Dollar	588,879,467	31.225	*	18,859,048	18,558,107	February 2015 – April 2015

* NT Dollars per U.S. Dollar

We are also exposed to foreign currency exchange risk related to our investment in net assets in foreign countries. To manage this risk, we have maintained a forward contract with a notional amount of €3.0 million. We designated this forward contract as a hedge of our net investment in Euro-denominated assets. We selected the forward method under FASB guidance related to the accounting for derivatives instruments and hedging activities. The forward method requires all changes in the fair value of the contract to be reported as a cumulative translation adjustment in Accumulated other comprehensive loss, net of tax, in the same manner as the underlying hedged net assets. This forward contract matures in November 2015. At January 31, 2015, had $452,000 of realized gains and $220,000 of unrealized gains, net of tax, recorded as cumulative translation adjustments in Accumulated other comprehensive loss related to the hedging of our net investment in Euro-denominated assets. Forward contracts for the sale or purchase of foreign currencies as of January 31, 2015, which are designated as net investment hedges under this guidance were as follows:

	Notional Amount	Weighted Avg.	Contract Amount at Forward Rates in U.S. Dollars
Forward Contracts	in Foreign Currency	Forward Rate	Contract Date	January 31, 2015	Maturity Date

Sale Contracts:
Euro	3,000,000	1.2476	3,742,800	3,401,430	November 2015

Item 4. CONTROLS AND PROCEDURES

We carried out an evaluation under the supervision and with participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2015, pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of the evaluation date.

There were no changes in our internal controls over financial reporting during the three months ended January 31, 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed in Part I, Item 1A – Risk Factors in our Annual Report on Form 10-K for the year ended October 31, 2014.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes the purchases of common stock made by us during the three months ended January 31, 2015:

	Total Number of Shares Purchased		Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under Plans or Programs(1)
November 2014	0		$0		0	$0
December 2014	6,274	(2)	$21.45	(2)	0	$0
January 2015	1,070	(3)	$24.01	(3)	0	$0
Total	7,344		$21.82		0	$0

(1)	The Company does not have any publicly announced share repurchase plans or programs.
(2)	Represents shares of our common stock that were withheld to satisfy the income tax obligations of recipients of awards of 20,280 restricted shares granted under the 2008 Plan in connection with the vesting of such awards.
(3)	Represents shares of our common stock that were withheld to satisfy the income tax obligations of recipients of awards of 3,367 restricted shares granted under the 2008 Plan in connection with the vesting of such awards.

Item 5. OTHER INFORMATION

During the period covered by this report, the Audit Committee of our Board of Directors engaged our independent registered public accounting firm to perform non-audit, tax planning services. This disclosure is made pursuant to Section 10A9(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002.

Item 6.	EXHIBITS

10.1	Fiscal 2015 Short-Term Incentive Compensation Plan.

10.2	Third Amendment to Credit Agreement and Amendment to Subsidiary Guaranty dated as of December 5, 2014, between Hurco Companies, Inc. and JPMorgan Chase Bank, N.A., incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed December 8, 2014.

31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as amended.

31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as amended.

32.1	Certification by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

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
& Chief Financial Officer

March 6, 2015

