Form 10-Q
period 2015-04-30
HURCO COMPANIES INC
filed 2015-06-05
CIK 315374

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended April 30, 2015 or
☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to _________.

Commission File No. 0-9143

HURCO COMPANIES, INC.

(Exact name of registrant as specified in its charter)

Indiana	35-1150732
(State or other jurisdiction of	(I.R.S. Employer Identification Number)
incorporation or organization)

One Technology Way
Indianapolis, Indiana	46268
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code    (317) 293-5309

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

The number of shares of the Registrant's common stock outstanding as of June 2, 2015 was 6,551,718.

HURCO COMPANIES, INC.

April 2015 Form 10-Q Quarterly Report

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

HURCO COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	April 30		April 30
	2015	2014	2015	2014
	(Unaudited)		(Unaudited)
Sales and service fees	$50,183	$53,731	$101,155	$104,701

Cost of sales and service	33,624	37,102	68,049	74,153

Gross profit	16,559	16,629	33,106	30,548

Selling, general and administrative expenses	10,850	11,206	21,304	21,806

Operating income	5,709	5,423	11,802	8,742

Interest expense	57	54	126	131

Interest income	22	16	43	32

Investment income	6	5	71	36

Other (income) expense, net	(159)	269	148	285

Income (loss) before taxes	5,839	5,121	11,642	8,394

Provision for income taxes	1,878	1,585	3,915	2,489

Net income (loss)	$3,961	$3,536	$7,727	$5,905

Income per common share

Basic	$0.60	$0.54	$1.17	$0.90
Diluted	$0.60	$0.54	$1.17	$0.90

Weighted average common shares outstanding

Basic	6,547	6,498	6,535	6,487
Diluted	6,589	6,531	6,578	6,520

Dividends paid per share	$0.08	$0.07	$0.15	$0.12

The accompanying notes are an integral part of the condensed consolidated financial statements.

HURCO COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Three Months Ended		Six Months Ended
	April 30		April 30
	2015	2014	2015	2014
	(Unaudited)		(Unaudited)
Net income	$3,961	$3,536	$7,727	$5,905

Other comprehensive income (loss):

Translation of foreign currency financial statements	1,020	1,227	(4,036)	514

(Gain) / loss on derivative instruments reclassified into operations, net of tax $4, $117, $204 and $264, respectively	8	225	372	481

Gain / (loss) on derivative instruments, net of tax $163, $(412), $1,019 and $(666), respectively	296	(770)	1,852	(1,211)

Total other comprehensive income (loss)	1,324	682	(1,812)	(216)

Comprehensive income	$5,285	$4,218	$5,915	$5,689

The accompanying notes are an integral part of the condensed consolidated financial statements.

HURCO COMPANIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per-share data)

	April 30,	October 31,
	2015	2014
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$64,720	$53,846
Accounts receivable, net	35,460	45,435
Inventories, net	92,446	95,992
Deferred income taxes	714	2,062
Derivative assets	3,518	3,127
Prepaid assets	10,312	8,927
Other	1,593	1,365
Total current assets	208,763	210,754
Property and equipment:
Land	782	782
Building	7,314	7,314
Machinery and equipment	19,620	19,432
Leasehold improvements	3,362	3,523
	31,078	31,051
Less accumulated depreciation and amortization	(19,733)	(19,546)
	11,345	11,505
Software development costs, less accumulated amortization	3,644	3,519
Goodwill	2,360	2,606
Intangible assets, net	1,385	1,635
Investments and other assets, net	6,899	6,912
	$234,396	$236,931

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$37,775	$42,718
Accrued expenses and other	14,173	18,060
Accrued warranty expenses	2,090	2,048
Derivative liabilities	1,116	705
Short-term debt	3,226	3,272
Total current liabilities	58,380	66,803
Non-current liabilities:
Deferred income taxes	1,221	993
Accrued tax liability	966	1,054
Deferred credits and other	3,425	3,436
Total non-current liabilities	5,612	5,483

Shareholders’ equity:
Preferred stock: no par value per share, 1,000,000 shares authorized, no shares issued	—	—
Common stock: no par value, $.10 stated value per share, 12,500,000 shares authorized, 6,650,517 and 6,589,918 shares issued; and 6,551,718 and 6,508,880 shares outstanding, as of April 30, 2015 and October 31, 2014, respectively	655	651
Additional paid-in capital	56,796	55,974
Retained earnings	118,325	111,580
Accumulated other comprehensive loss	(5,372)	(3,560)
Total shareholders’ equity	170,404	164,645
	$234,396	$236,931

The accompanying notes are an integral part of the condensed consolidated financial statements.

HURCO COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended		Six Months Ended
	April 30		April 30
	2015	2014	2015	2014
	(Unaudited)		(Unaudited)
Cash flows from operating activities:
Net income	$3,961	$3,536	$7,727	$5,905
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Provision for doubtful accounts	32	31	(20)	(51)
Deferred income taxes	(511)	(17)	(840)	(14)
Equity in income of affiliates	(47)	(81)	(90)	(165)
Depreciation and amortization	721	816	1,447	1,551
Foreign currency (gain) loss	494	(802)	3,306	(800)
Unrealized (gain) loss on derivatives	3,193	391	568	528
Stock-based compensation	312	146	569	392
Change in assets and liabilities:
(Increase) decrease in accounts receivable	1,814	(2,652)	7,509	(1,156)
(Increase) decrease in inventories	542	(689)	182	(23)
(Increase) decrease in prepaid expenses	585	(332)	(346)	(1,324)
Increase (decrease) in accounts payable	(3,932)	(2,527)	(3,696)	1,668
Increase (decrease) in accrued expenses	(960)	1,113	(2,986)	(556)
Net change in derivative assets and liabilities	(28)	221	72	108
Other	(178)	131	1,081	(2)
Net cash provided by (used for) operating activities	5,998	(715)	14,483	6,061

Cash flows from investing activities:
Purchase of property and equipment	(733)	(615)	(1,054)	(951)
Software development costs	(358)	(240)	(561)	(423)
Other investments	(12)	(9)	(167)	(215)
Proceeds from sale of equipment	—	—	51	126
Net cash provided by (used for) investing activities	(1,103)	(864)	(1,731)	(1,463)

Cash flows from financing activities:
Proceeds of exercise of common stock options	66	299	257	300
Dividends paid	(525)	(456)	(982)	(780)
Repayment of short-term debt	—	(3)	—	(386)
Net cash provided by (used for) financing activities	(459)	(160)	(725)	(866)

Effect of exchange rate changes on cash	429	420	(1,153)	138

Net increase (decrease) in cash and cash equivalents	4,865	(1,319)	10,874	3,870

Cash and cash equivalents at beginning of period	59,855	47,993	53,846	42,804

Cash and cash equivalents at end of period	$64,720	$46,674	$64,720	$46,674

The accompanying notes are an integral part of the condensed consolidated financial statements.

HURCO COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

For the Six Months Ended April 30, 2015 and 2014

	Common Stock		Additional		Accumulated Other
(In thousands, except shares outstanding)	Shares Outstanding	Amount	Paid-in Capital	Retained Earnings	Comprehensive Income (Loss)	Total

Balances, October 31, 2013	6,465,054	$647	$54,698	$98,130	$(1,984)	$151,491

Net income	—	—	—	5,905	—	5,905

Other comprehensive loss	—	—	—	—	(216)	(216)

Stock-based compensation	23,520	2	390	—	—	392

Exercise of common stock option	16,306	2	298	—	—	300

Dividends paid	—	—	—	(780)	—	(780)

Balances, April 30, 2014 (Unaudited)	6,504,880	$651	$55,386	$103,255	$(2,200)	$157,092

Balances, October 31, 2014	6,508,880	$651	$55,974	$111,580	$(3,560)	$164,645

Net income	—	—	—	7,727	—	7,727

Other comprehensive loss	—	—	—	—	(1,812)	(1,812)

Stock-based compensation	27,538	3	566	—	—	569

Exercise of common stock options	15,300	1	256	—	—	257

Dividends paid	—	—	—	(982)	—	(982)

Balances, April 30, 2015 (Unaudited)	6,551,718	$655	$56,796	$118,325	$(5,372)	$170,404

The accompanying notes are an integral part of the condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	GENERAL

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

The condensed financial information as of April 30, 2015 and for the three and six months ended April 30, 2015 and April 30, 2014 is unaudited. However, in our opinion, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary to present fairly our consolidated financial position, results of operations, changes in shareholders’ equity and cash flows at the end of the interim periods. We suggest that you read these condensed consolidated financial statements in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended October 31, 2014.

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

We had forward contracts outstanding as of April 30, 2015, denominated in Euros, Pounds Sterling and New Taiwan Dollars with set maturity dates ranging from May 2015 through April 2016. The contract amounts, expressed at forward rates in U.S. Dollars at April 30, 2015, were $28.4 million for Euros, $10.3 million for Pounds Sterling and $22.1 million for New Taiwan Dollars. At April 30, 2015, we had approximately $3.3 million of gains, net of tax, related to cash flow hedges deferred in Accumulated other comprehensive loss. Included in this amount were $1.6 million of unrealized gains, net of tax, related to cash flow hedge instruments that remain subject to currency fluctuation risk. The majority of these deferred gains will be recorded as an adjustment to Cost of sales and service in periods through April 2016, when the corresponding inventory that is the subject of the related hedge contracts is sold, as described above.

We are exposed to foreign currency exchange risk related to our investment in net assets in foreign countries. To manage this risk, we entered into a forward contract with a notional amount of €3.0 million in November 2014. We designated this forward contract as a hedge of our net investment in Euro denominated assets. We selected the forward method under Financial Accounting Standards Board, or FASB, guidance related to the accounting for derivatives instruments and hedging activities. The forward method requires all changes in the fair value of the contract to be reported as a cumulative translation adjustment in Accumulated other comprehensive loss, net of tax, in the same manner as the underlying hedged net assets. This forward contract matures in November 2015. As of April 30, 2015, we had $452,000 of realized gains and $229,000 of unrealized gains, net of tax, recorded as cumulative translation adjustments in Accumulated other comprehensive loss related to these forward contracts.

Derivatives Not Designated as Hedging Instruments

We enter into foreign currency forward exchange contracts to protect against the effects of foreign currency fluctuations on receivables and payables denominated in foreign currencies. These derivative instruments are not designated as hedges under the FASB guidance and, as a result, changes in their fair value are reported currently as Other (income) expense, net in the Condensed Consolidated Statements of Income consistent with the transaction gain or loss on the related receivables and payables denominated in foreign currencies.

We had forward contracts outstanding as of April 30, 2015, in Euros, Pounds Sterling, Canadian Dollars, the South African Rand, and the New Taiwan Dollar with set maturity dates ranging from May 2015 through October 2015. The contract amounts at forward rates in U.S. Dollars at April 30, 2015 totaled $39.7 million.

Fair Value of Derivative Instruments

We recognize the fair value of derivative instruments as assets and liabilities on a gross basis on our Condensed Consolidated Balance Sheets. As of April 30, 2015 and October 31, 2014, all derivative instruments were recorded at fair value on the balance sheets as follows (in thousands):

	April 30, 2015		October 31, 2014
	Balance Sheet	Fair	Balance Sheet	Fair
Derivatives	Location	Value	Location	Value
Designated as hedging instruments:
Foreign exchange forward contracts	Derivative assets	$3,265	Derivative assets	$2,596
Foreign exchange forward contracts	Derivative liabilities	$440	Derivative liabilities	$401
Not designated as hedging instruments:
Foreign exchange forward contracts	Derivative assets	$253	Derivative assets	$531
Foreign exchange forward contracts	Derivative liabilities	$676	Derivative liabilities	$304

Effect of Derivative Instruments on the Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Changes in Shareholders’ Equity and Condensed Consolidated Statements of Income

Derivative instruments had the following effects on our Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Changes in Shareholders’ Equity and Condensed Consolidated Statements of Income, net of tax, during the three months ended April 30, 2015 and 2014 (in thousands):

Derivatives	Amount of Gain (Loss) Recognized in Other Comprehensive Income		Location of Gain (Loss) Reclassified from Other Comprehensive Income	Amount of Gain (Loss) Reclassified from Other Comprehensive Income
	Three Months Ended April 30			Three Months Ended April 30,
	2015	2014		2015	2014
Designated as hedging instruments: (Effective portion)
Foreign exchange forward contracts – Intercompany sales/purchases	$296	$(770)	Cost of sales and service	$(8)	$(225)
Foreign exchange forward contract – Net investment	$9	$(73)

We did not recognize gains or losses as a result of hedges deemed ineffective for the three months ended April 30, 2015. We recognized a loss of $10,000 for the three months ended April 30, 2014 as a result of contracts closed early that were deemed ineffective for financial reporting purposes and did not qualify as cash flow hedges. We recognized the following gains and losses in our Condensed Consolidated Statements of Income during the three months ended April 30, 2015 and 2014 on derivative instruments not designated as hedging instruments:

Derivatives	Location of Gain (Loss) Recognized in Operations	Amount of Gain (Loss) Recognized in Operations
		Three Months Ended April 30,
		2015	2014
		(in thousands)
Not Designated as Hedging Instruments:
Foreign exchange forward contracts	Other (income) expense, net	$333	$(935)

The following table presents the changes in the components of Accumulated other comprehensive loss, net of tax, for the three months ended April 30, 2015 (in thousands):

	Foreign
	Currency	Cash Flow
	Translation	Hedges	Total

Balance, January 31, 2015	$(9,607)	$2,911	$(6,696)

Other comprehensive income (loss) before reclassifications	1,020	296	1,316

Reclassifications	—	8	8

Balance, April 30, 2015	$(8,587)	$3,215	$(5,372)

Derivative instruments had the following effects on our Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Changes in Shareholders’ Equity and Condensed Consolidated Statements of Income, net of tax, during the six months ended April 30, 2015 and 2014 (in thousands):

	Amount of Gain (Loss) Recognized in Other		Location of Gain (Loss) Reclassified from Other	Amount of Gain (Loss) Reclassified from Other
Derivatives	Comprehensive Income		Comprehensive Income	Comprehensive Income
	Six Months Ended			Six Months Ended
	April 30,			April 30,
	2015	2014		2015	2014
Designated as hedging instruments:
(Effective portion)

Foreign exchange forward contracts – Intercompany sales/purchases	$1,852	$(1,211)	Cost of sales and service	$(372)	$(481)

Foreign exchange forward contract – Net investment	$248	$(53)

We did not recognize gains or losses as a result of hedges deemed ineffective for the six months ended April 30, 2015. We recognized a loss of $29,000 for the six months ended April 30, 2014 as a result of contracts closed early that were deemed ineffective for financial reporting purposes and did not qualify as cash flow hedges. We recognized the following gains and losses in our Condensed Consolidated Statements of Income during the six months ended April 30, 2015 and 2014 on derivative instruments not designated as hedging instruments:

Derivatives	Location of Gain (Loss) Recognized in Operations	Amount of Gain (Loss) Recognized in Operations
		Six Months Ended April 30,
		2015	2014
		(in thousands)
Not designated as hedging instruments:
Foreign exchange forward contracts	Other (income) expense, net	$3,045	$(973)

The following table presents the changes in the components of Accumulated other comprehensive loss, net of tax, for the six months ended April 30, 2015 (in thousands):

	Foreign
	Currency	Cash Flow
	Translation	Hedges	Total

Balance, October 31, 2014	$(4,551)	$991	$(3,560)

Other comprehensive income (loss) before reclassifications	(4,036)	1,852	(2,184)

Reclassifications	—	372	372

Balance, April 30, 2015	$(8,587)	$3,215	$(5,372)

3.	EQUITY INCENTIVE PLAN

In March 2008, we adopted the Hurco Companies, Inc. 2008 Equity Incentive Plan (the “2008 Plan”), which allows us to grant awards of stock options, Stock Appreciation Rights settled in stock (SARs), restricted shares, performance shares and performance units. The Compensation Committee of the Board of Directors has authority to determine the officers, directors and key employees who will be granted awards; designate the number of shares subject to each award; determine the terms and conditions upon which awards will be granted; and prescribe the form and terms of award agreements. We have granted stock options, restricted shares and performance shares under the 2008 Plan which are currently outstanding. No stock option may be exercised more than ten years after the date of grant or such shorter period as the Compensation Committee may determine at the date of grant. The total number of shares of our common stock that may be issued as awards under the 2008 Plan is 750,000. The market value of a share of our common stock, for purposes of the 2008 Plan, is the closing sale price as reported by the Nasdaq Global Select Market on the date in question or, if not a trading day, on the last preceding trading date.

A summary of stock option activity for the six-month period ended April 30, 2015, is as follows:

	Stock Options	Weighted Average Exercise Price

Outstanding at October 31, 2014	128,189	$20.45

Options granted	—	—
Options exercised	(15,300)	$16.81
Options cancelled	—	—

Outstanding at April 30, 2015	112,889	$20.94

Summarized information about outstanding stock options as of April 30, 2015, that have already vested and those that are expected to vest, as well as stock options that are currently exercisable, are as follows:

	Options Already Vested and Expected to Vest	Options Currently Exercisable

Number of outstanding options	112,889	105,940

Weighted average remaining contractual life (years)	5.75	5.30
Weighted average exercise price per share	$20.94	$20.79

Intrinsic value of outstanding options	$1,324,000	$1,261,000

The intrinsic value of an outstanding stock option is calculated as the difference between the stock price as of April 30, 2015 and the exercise price of the option.

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

On March 12, 2015, the Compensation Committee granted a total of 9,086 shares of restricted stock to our non-employee directors. The restricted stock vests in full one year from the date of grant provided the recipient remains on the board of directors through that date. The grant date fair value of restricted stock was based on the closing sales price of our common stock on the grant date which was $30.80 per share.

A reconciliation of the activity relating to outstanding restricted share awards made under the 2008 Plan and related information is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at October 31, 2014	81,038	$23.83
Shares granted	52,643	32.67
Shares vested	(27,538)	23.08
Shares withheld	(7,344)	21.82
Unvested at April 30, 2015	98,799	$28.89

During the first six months of fiscal 2015 and 2014, we recorded $569,000 and $511,000, respectively, as stock-based compensation expense related to grants under the plans. As of April 30, 2015, there was an estimated $2.1 million of total unrecognized stock-based compensation cost that we expect to recognize by the end of the first quarter of fiscal 2018.

4.	EARNINGS PER SHARE

Per share results have been computed based on the average number of common shares outstanding. The computation of basic and diluted net income per share is determined using net income applicable to common shareholders as the numerator and the number of shares outstanding as the denominator as follows (in thousands, except per share amounts):

	Three Months Ended				Six Months Ended
	April 30,				April 30,
	2015		2014		2015		2014
	Basic	Diluted	Basic	Diluted	Basic	Diluted	Basic	Diluted

Net income	$3,961	$3,961	$3,536	$3,536	$7,727	$7,727	$5,905	$5,905
Undistributed earnings allocated to participating shares	(23)	(23)	(28)	(28)	(45)	(45)	(47)	(47)
Net income applicable to common shareholders	$3,938	$3,938	$3,508	$3,508	$7,682	$7,682	$5,858	$5,858
Weighted average shares outstanding	6,547	6,547	6,498	6,498	6,535	6,535	6,487	6,487
Stock options	—	42	—	33	—	43	—	33
	6,547	6,589	6,498	6,531	6,535	6,578	6,487	6,520

Income per share	$0.60	$0.60	$0.54	$0.54	$1.17	$1.17	$0.90	$0.90

5.	ACCOUNTS RECEIVABLE

Accounts receivable are net of allowances for doubtful accounts of $858,000 as of April 30, 2015 and $878,000 as of October 31, 2014.

6.	INVENTORIES

Inventories, priced at the lower of cost (first-in, first-out method) or market, are summarized below (in thousands):

	April 30, 2015	October 31, 2014
Purchased parts and sub-assemblies	$22,125	$21,703
Work-in-process	13,926	14,236
Finished goods	56,395	60,053
	$92,446	$95,992

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

8. GUARANTEES AND PRODUCT WARRANTIES

From time to time, our subsidiaries guarantee third party payment obligations in connection with the sale of machines to customers that use financing. We follow Financial Accounting Standards Board, or FASB, guidance for accounting for guarantees (codified in ASC 460). As of April 30, 2015, we had 19 outstanding third party payment guarantees totaling approximately $1.5 million. The terms of these guarantees are consistent with the underlying customer financing terms. Upon shipment of a machine, the customer has the risk of ownership. The customer does not obtain title, however, until it has paid for the machine. A retention of title clause allows us to recover the machine if the customer defaults on the financing. We accrue liabilities under these guarantees at fair value, which amounts are insignificant.

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

	Six Months Ended
	April 30, 2015	April 30, 2014
Balance, beginning of period	$2,048	$1,778
Provision for warranties during the period	1,739	1,510
Charges to the reserve	(1,641)	(1,510)
Impact of foreign currency translation	(56)	(3)
Balance, end of period	$2,090	$1,775

The year-over-year increase in our warranty reserve reflected higher sales volumes and anticipated claims of machines under warranty as well as the sale of a greater number of our higher-performance machines which have a higher cost per claim.

9. DEBT AGREEMENTS

On December 7, 2012, we entered into an agreement (the “U.S. credit agreement”) with a financial institution that provided us with a $12.5 million unsecured revolving credit and letter of credit facility. The U.S. credit agreement permitted the issuance of up to $3.0 million in letters of credit. On May 9, 2014, the maximum amount for outstanding letters of credit under our U.S. credit agreement was increased from $3.0 million to $5.0 million.

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

We have a £1.0 million revolving credit facility in the United Kingdom and a €1.5 million revolving credit facility in Germany. On May 12, 2014, we established a Taiwan credit facility in the amount of 100.0 million New Taiwan Dollars (approximately $3.2 million) with an expiration date of May 12, 2015. We did not renew this Taiwan credit facility. We also have a 40.0 million Chinese Yuan (approximately $6.5 million) credit facility in China that was renewed on February 17, 2015 with an expiration date of February 17, 2016.

All of our credit facilities are unsecured.

We had $3.2 million and $3.3 million of borrowings under our China credit facility, which bears interest at 5.6% annually (variable rate), at April 30, 2015 and October 31, 2014, respectively. We had no other debt or borrowings under any of our other credit facilities at either of those dates. At April 30, 2015, we were in compliance with all covenants contained in the related credit agreements and, as of that date, we had unutilized credit facilities of $18.5 million.

10. INCOME TAXES

Our effective tax rate for the first six months of fiscal 2015 was 34% in comparison to 30% for the same period in fiscal 2014. The increase in the effective income tax rate was primarily due to changes in the geographic mix of income or loss between tax jurisdictions.  We recorded income tax expense during the first six months of fiscal 2015 of $3.9 million compared to $2.5 million for the corresponding period in fiscal 2014, primarily as a result of an increase in pre-tax income period-over-period.  We have not provided any U.S. income taxes on the undistributed earnings of our wholly-owned foreign subsidiaries based upon our determination that such earnings will be indefinitely reinvested.  In the event these earnings are later distributed to our U.S. operations, such distributions would likely result in additional U.S. tax that may be offset, at least in part, by associated foreign tax credits.

Our unrecognized tax benefits were $1.1 million as of April 30, 2015 and $1.2 million as of October 31, 2014, and in each case included accrued interest.

We recognize accrued interest and penalties related to unrecognized tax benefits as components of income tax expense.   As of April 30, 2015, the gross amount of interest accrued, reported in Accrued expenses and other, was approximately $30,000, which did not include the federal tax benefit of interest deductions.

We file U.S. federal and state income tax returns, as well as tax returns in several foreign jurisdictions.  The statutes of limitations with respect to unrecognized tax benefits will expire between July 2017 and July 2018.

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

In accordance with this guidance, the following table represents the fair value hierarchy for our financial assets and liabilities measured at fair value as of April 30, 2015 and October 31, 2014 (in thousands):

	Assets		Liabilities
	April 30, 2015	October 31, 2014	April 30, 2015	October 31, 2014

Level 1
Deferred Compensation	$1,304	$1,232	$-	$-

Level 2
Derivatives	$3,518	$3,127	$1,116	$705

Recurring Fair Value Measurements

Included in Level 1 assets are mutual fund investments under a nonqualified deferred compensation plan. We estimate the fair value of these investments on a recurring basis using market prices which are readily available.

Included in Level 2 fair value measurements are derivative assets and liabilities related to gains and losses on foreign currency forward exchange contracts entered into with a third party. We estimate the fair value of these derivatives on a recurring basis using foreign currency exchange rates obtained from active markets. Derivative instruments are reported in the accompanying consolidated financial statements at fair value. We have derivative financial instruments in the form of foreign currency forward exchange contracts as described in Note 2 of Notes to the Condensed Consolidated Financial Statements in which the U.S. Dollar equivalent notional amounts of these contracts was $106.0 million and $122.2 million at April 30, 2015 and October 31, 2014, respectively. The fair value of Derivative assets recorded on our Condensed Consolidated Balance Sheets was $3.5 million at April 30, 2015 and $3.1 million at October 31, 2014. The fair value of Derivative liabilities recorded on our Condensed Consolidated Balance Sheets was $1.1 million at April 30, 2015 and $705,000 at October 31, 2014.

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

The market for machine tools is international in scope. We have both significant foreign sales and significant foreign manufacturing operations. During the first six months of fiscal 2015, approximately 63% of our revenues were attributable to customers in Europe, where we typically sell more of our higher-performance, higher-priced VMX series machines. Additionally, approximately 9% of our revenues were attributable to customers in Asia, where we sell more of our entry-level, lower-priced machines, but where we also encounter greater price pressures.

We sell our products through more than 100 independent agents and distributors in countries throughout North America, Europe and Asia. We also have our own direct sales and service organizations in China, France, Germany, India, Italy, Poland, Singapore, South Africa, the United Kingdom and certain parts of the United States. The vast majority of our machine tools are manufactured to our specifications primarily by our wholly-owned subsidiary in Taiwan, Hurco Manufacturing Limited (HML). Machine castings to support HML’s production are manufactured at our facility in Ningbo, China. Components to support our SRT line of five-axis machining center, such as the direct drive spindle, swivel head and rotary table, are manufactured by our wholly-owned subsidiary in Italy, LCM Precision Technology S.r.l. (LCM).

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

RESULTS OF OPERATIONS

Three Months Ended April 30, 2015 Compared to Three Months Ended April 30, 2014

Sales and Service Fees. Sales and service fees for the second quarter of fiscal 2015 were $50.2 million, a decrease of $3.5 million, or 7%, compared to the corresponding period in fiscal 2014. The quarter-over-quarter decrease in sales reflected growth of $2.7 million, or 5%, offset by the negative impact of currency of $6.3 million, or 12%, when translating foreign sales to U.S. Dollars for financial reporting purposes.

The following two tables set forth net sales (in thousands) by geographic region and product category, respectively, for the second quarter of fiscal 2015 and 2014:

Sales and Service Fees by Geographic Region

	Three Months Ended April 30,				Change
	2015		2014		Amount	%
North America	$13,735	27%	$12,287	23%	$1,448	12%
Europe	32,113	64%	35,037	65%	(2,924)	-8%
Asia Pacific	4,335	9%	6,407	12%	(2,072)	-32%
Total	$50,183	100%	$53,731	100%	$(3,548)	-7%

North American sales increased during the second quarter of fiscal 2015 by 12% compared to the corresponding period in fiscal 2014, primarily driven by increased shipments of higher-performance machines. European sales for the second quarter of fiscal 2015 decreased by 8% compared to the corresponding period in fiscal 2014 and reflected sales growth of 9% offset by the negative impact of currency of 17% due to a weaker Euro and Pound Sterling when translating foreign sales to U.S. Dollars for financial reporting purposes. The quarter-over-quarter improvement in European sales was primarily driven by increased shipments of higher-performance machines in Germany and France. Asian Pacific sales for the second quarter of fiscal 2015 decreased by 32% compared to the corresponding period in fiscal 2014, primarily due to softening market conditions in China.

Sales and Service Fees by Product Category

	Three Months Ended April 30,				Change
	2015		2014		Amount	%
Computerized Machine Tools	$42,950	86%	$46,445	86%	$(3,495)	-8%
Service Fees, Parts and Other	7,233	14%	7,286	14%	(53)	-1%
Total	$50,183	100%	$53,731	100%	$(3,548)	-7%

Orders. Orders for the second quarter of fiscal 2015 were $53.1 million, a decrease of $0.6 million, or 1%, compared to the corresponding period in fiscal 2014. Despite growth of $6.3 million, or 12%, the quarter-over-quarter decrease in orders reflected a negative currency impact of $6.9 million, or 13%, when translating foreign orders to U.S. Dollars for financial reporting purposes.

Orders for North America for the second quarter of fiscal 2015 were $15.7 million, an increase of $4.3 million, or 38%, compared to the corresponding period in fiscal 2014, primarily due to increased customer demand for higher-performance machines. European orders for the second quarter of fiscal 2015 were $33.7 million, a decrease of $4.2 million, or 11%, compared to the corresponding period in fiscal 2014. Despite growth of $2.4 million, or 6%, the quarter-over-quarter decrease in European orders reflected a negative impact of currency of $6.6 million, or 17%, due to a weaker Euro and Pound Sterling when translating foreign orders to U.S. Dollars for financial reporting purposes. The quarter-over-quarter improvement in European orders was primarily driven by increased customer demand for higher-performance machines in Germany, France and Italy. Orders for Asia Pacific for the second quarter of fiscal 2015 were $3.7 million, a decrease of $0.7 million, or 16% compared to the corresponding period in fiscal 2014, primarily due to softening market conditions in China.

Gross Profit. Gross profit for the second quarter of fiscal 2015 was $16.6 million, or 33% of sales, compared to $16.6 million, or 31% of sales, for the corresponding prior year period. The increase in gross margin was primarily attributable to increased sales of higher-performance machines in Europe and North America.

Operating Expenses. Selling, general and administrative expenses for the second quarter of fiscal 2015 were $10.9 million, or 22% of sales, compared to $11.2 million, or 21% of sales, in the corresponding period in fiscal 2014. Selling, general and administrative expenses were favorably impacted by approximately $1.0 million, or 2% of sales, when translating foreign expenses to U.S. Dollars for financial reporting purposes.

Operating Income. Operating income for the second quarter of fiscal 2015 was $5.7 million compared to $5.4 million for the corresponding period in fiscal 2014. The increase in operating income year-over-year was primarily due to increased sales of higher-performance machines in Europe and North America.

Other (Income) Expense, Net. Other income in the second quarter of fiscal 2015 increased by $0.4 million from the corresponding period in fiscal 2014 as a result of a dividend distribution from a related party, Hurco Automation Limited.

Income Taxes. Our effective tax rate for the second quarter of fiscal 2015 was 32% compared to 31% for the corresponding period in fiscal 2014. The increase in the effective income tax rate was primarily due to changes in the geographic mix of income or loss between tax jurisdictions. We recorded income tax expense during the second quarter of fiscal 2015 of $1.9 million compared to $1.6 million for the corresponding period in fiscal 2014.

Six Months Ended April 30, 2015 Compared to Six Months Ended April 30, 2014

Sales and Service Fees. Sales and service fees for the first six months of fiscal 2015 were $101.2 million, a decrease of $3.5 million, or 3%, compared to the corresponding period in fiscal 2014. The year-over-year decrease in sales, despite growth of $6.3 million, or 6%, was due to the negative impact of currency of $9.9 million, or 9%, when translating foreign sales to U.S. Dollars for financial reporting purposes.

The following tables set forth net sales (in thousands) by geographic region and product category for the first six months of fiscal 2015 and 2014.

Net Sales and Service Fees by Geographic Region

	Six Months Ended April 30,				Change
	2015		2014		Amount	%
North America	$28,586	28%	$28,580	27%	$6	0%
Europe	63,913	63%	64,271	62%	(358)	-1%
Asia Pacific	8,656	9%	11,850	11%	(3,194)	-27%
Total	$101,155	100%	$104,701	100%	$(3,546)	-3%

European sales for the first six months of fiscal 2015 decreased by 1% compared to the corresponding prior year period and reflected sales growth of 14% offset by the negative impact of currency of 15% due to a weaker Euro and Pound Sterling when translating foreign sales to U.S. Dollars for financial reporting purposes. The year-over-year improvement in European sales was driven by increased shipments of higher-performance machines across all European regions. Asian Pacific sales for the first six months of fiscal 2015 decreased by 27% compared to the corresponding period in fiscal 2014, primarily due to softening market conditions in China. North America sales for the first six months of fiscal 2015 were relatively unchanged compared to the corresponding prior year period.

Sales and Service Fees by Product Category

	Six Months Ended April 30,				Change
	2015		2014		Amount	%
Computerized Machine Tools	$86,696	86%	$90,978	87%	$(4,282)	-5%
Service Fees, Parts and Other	14,459	14%	13,723	13%	736	5%
Total	$101,155	100%	$104,701	100%	$(3,546)	-3%

Orders. Orders for the first six months of fiscal 2015 were $98.1 million, a decrease of $12.7 million, or 11%, compared to the corresponding prior year period. The year-over-year decrease in orders reflected a reduction of $2.8 million, or 2%, and a negative impact of currency of $9.9 million, or 9%, when translating foreign orders to U.S. Dollars for financial reporting purposes.

Orders for North America were $29.6 million for the first six months of fiscal 2015, an increase of $3.6 million, or 14%, compared to the corresponding prior year period, due to increased customer demand for higher-performance machines. European orders for the first six months of fiscal 2015 were $59.6 million, a decrease of $14.7 million, or 20%, compared to the corresponding prior year period. The year-over-year decrease in European orders reflected an order reduction of $5.2 million, or 7%, and a negative impact of currency of $9.4 million, or 13%, due to a weaker Euro and Pound Sterling when translating foreign orders to U.S. Dollars for financial reporting purposes. The year-over-year reduction in European sales was primarily driven by foreign currency weakness in the United Kingdom and fluctuating customer demand for electro-mechanical components and accessories manufactured by Hurco’s Italian-based subsidiary, LCM Precision Technologies (LCM). Orders for Asia Pacific for the first six months of fiscal 2015 were $8.8 million, a decrease of $1.6 million, or 15%, compared to the corresponding period in fiscal 2014, primarily due to softening market conditions in China.

Gross Profit. Gross profit for the first six months of fiscal 2015 was $33.1 million, or 33% of sales, compared to $30.5 million, or 29% of sales, for the corresponding prior year period. The increase in gross profit was primarily attributable to increased sales of higher-performance machines in Europe.

Operating Expenses. Selling, general and administrative expenses for the first six months of fiscal 2015 were $21.3 million, or 21% of sales, compared to $21.8 million, or 21% of sales, in the corresponding period in fiscal 2014. Selling, general and administrative expenses were favorably impacted by approximately $1.3 million, or 1% of sales, when translating foreign expenses to U.S. Dollars for financial reporting purposes.

Operating Income. Operating income for the first six months of fiscal 2015 was $11.8 million compared to $8.7 million for the corresponding period in fiscal 2014. The increase in operating income year-over-year was primarily due to increased sales of higher-performance machines in Europe.

Other (Income) Expense, Net. Other expense in the first six months of fiscal 2015 decreased by $0.1 million from the corresponding period in fiscal 2014 as a result of a dividend distribution from a related party, Hurco Automation Limited.

Income Taxes. Our effective tax rate for the first six months of fiscal 2015 was 34% in comparison to 30% for the corresponding period in fiscal 2014. The increase in the effective income tax rate was primarily due to changes in the geographic mix of income or loss between tax jurisdictions. We recorded income tax expense during the first six months of fiscal 2015 of $3.9 million compared to $2.5 million for the corresponding period in fiscal 2014.

LIQUIDITY AND CAPITAL RESOURCES

At April 30, 2015, we had cash and cash equivalents of $64.7 million, compared to $53.8 million at October 31, 2014. Approximately 59% of the $64.7 million of cash and cash equivalents is denominated in U.S. Dollars. The balance is attributable to our foreign operations and is held in the local currencies of our various foreign entities, subject to fluctuations in currency exchange rates. We do not believe that the indefinite reinvestment of these funds offshore impairs our ability to meet our domestic working capital needs.

Working capital, excluding cash and cash equivalents, was $85.7 million at April 30, 2015, compared to $90.1 million at October 31, 2014. The decrease in working capital, excluding cash and cash equivalents, was primarily due to decreases in accounts receivable and the impact of translating foreign currencies to U.S. Dollars for financial reporting purposes.

Capital expenditures of $1.6 million during the first six months of fiscal 2015 were primarily for software development costs and capital improvements in existing facilities. We funded these expenditures with cash on hand.

At April 30, 2015, we had $3.2 million of borrowings outstanding under our China credit facility. We had no other debt or borrowings under any of our other credit facilities. At April 30, 2015, we had an aggregate of $18.5 million available for borrowing under our credit facilities and were in compliance with all covenants.

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

CRITICAL ACCOUNTING POLICIES

Our accounting policies, which are described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2014, require management to make significant estimates and assumptions using information available at the time the estimates are made. These estimates and assumptions significantly affect various reported amounts of assets, liabilities, revenues, and expenses. If our future experience differs materially from these estimates and assumptions, our results of operations and financial condition would be affected. There were no material changes to our critical accounting policies during the first six months of fiscal 2015.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

There have been no material changes related to contractual obligations and commitments from the information provided in our Annual Report on Form 10-K for the fiscal year ended October 31, 2014.

OFF BALANCE SHEET ARRANGEMENTS

From time to time, our subsidiaries guarantee third party payment obligations in connection with the sale of machines to customers that use financing. We follow Financial Accounting Standards Board, or FASB, guidance for accounting for guarantees (codified in ASC 460). As of April 30, 2015, we had 19 outstanding third party payment guarantees totaling approximately $1.5 million. The terms of these guarantees are consistent with the underlying customer financing terms. Upon shipment of a machine, the customer has the risk of ownership. The customer does not obtain title, however, until it has paid for the machine. A retention of title clause allows us to recover the machine if the customer defaults on the financing. We accrue liabilities under these guarantees at fair value, which amounts are insignificant.

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

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Interest on borrowings on our credit facilities are variable and tied to prevailing domestic and foreign interest rates. At April 30, 2015, we had $3.2 million of borrowings outstanding under our China credit facility. We had no other debt or borrowings under any of our other credit facilities.

Foreign Currency Exchange Risk

In the first six months of fiscal 2015, we derived approximately 72% of our revenues from foreign markets. All of our computerized machine tools and computer control systems, as well as certain proprietary service parts, are sourced by our U.S.-based engineering and manufacturing division and re-invoiced to our foreign sales and service subsidiaries, primarily in their functional currencies.

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

Forward contracts for the sale or purchase of foreign currencies as of April 30, 2015, which are designated as cash flow hedges under FASB guidance related to accounting for derivative instruments and hedging activities were as follows:

	Notional Amount	Weighted Avg.		Contract Amount at Forward Rates in U.S. Dollars
Forward Contracts	in Foreign Currency	Forward Rate		Contract Date	April 30, 2015	Maturity Dates
Sale Contracts:
Euro	25,150,000	1.2193		30,666,100	28,386,947	May 2015 – April 2016
Pound Sterling	6,730,000	1.5769		10,612,577	10,329,005	May 2015 – April 2016

Purchase Contracts:
New Taiwan Dollar	675,000,000	30.453	*	22,165,209	22,072,346	May 2015 – April 2016

*NT Dollars per U.S. Dollar

Forward contracts for the sale or purchase of foreign currencies as of April 30, 2015, which were entered into to protect against the effects of foreign currency fluctuations on receivables and payables and are not designated as hedges under this guidance denominated in foreign currencies, were as follows:

	Notional Amount	Weighted Avg.		Contract Amount at Forward Rates in U.S. Dollars
Forward Contracts	in Foreign Currency	Forward Rate		Contract Date	April 30, 2015	Maturity Dates
Sale Contracts:
Euro	20,895,532	1.0978		22,939,850	23,559,771	May 2015 – October 2015
Pound Sterling	636,425	1.5319		974,939	977,460	May 2015
Canadian Dollar	1,081,160	0.8285		895,741	892,218	October 2015
South African Rand	11,159,064	0.0817		911,390	909,057	October 2015

Purchase Contracts:
New Taiwan Dollar	409,618,148	31.192	*	13,132,164	13,379,035	May 2015 – July 2015

* NT Dollars per U.S. Dollar

We are also exposed to foreign currency exchange risk related to our investment in net assets in foreign countries. To manage this risk, we have maintained a forward contract with a notional amount of €3.0 million. We designated this forward contract as a hedge of our net investment in Euro-denominated assets. We selected the forward method under FASB guidance related to the accounting for derivatives instruments and hedging activities. The forward method requires all changes in the fair value of the contract to be reported as a cumulative translation adjustment in Accumulated other comprehensive loss, net of tax, in the same manner as the underlying hedged net assets. This forward contract matures in November 2015. At April 30, 2015, we had $452,000 of realized gains and $229,000 of unrealized gains, net of tax, recorded as cumulative translation adjustments in Accumulated other comprehensive loss related to the hedging of our net investment in Euro-denominated assets. Forward contracts for the sale or purchase of foreign currencies as of April 30, 2015, which are designated as net investment hedges under this guidance were as follows:

	Notional Amount	Weighted Avg.	Contract Amount at Forward Rates in U.S. Dollars
Forward Contracts	in Foreign Currency	Forward Rate	Contract Date	April 30, 2015	Maturity Date
Sale Contracts:
Euro	3,000,000	1.2476	3,742,800	3,387,960	November 2015

Item 4.  CONTROLS AND PROCEDURES

We carried out an evaluation under the supervision and with participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2015, pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of the evaluation date.

There were no changes in our internal controls over financial reporting during the three months ended April 30, 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We did not repurchase any shares of our common stock in the second quarter of fiscal 2015.

Item 5.   OTHER INFORMATION

During the period covered by this report, the Audit Committee of our Board of Directors engaged our independent registered public accounting firm to perform non-audit, tax planning services. This disclosure is made pursuant to Section 10A9(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002.

Item 6.          EXHIBITS

31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as amended.

31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as amended.

32.1	Certification by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HURCO COMPANIES, INC.

By:	/s/ Sonja K. McClelland
Sonja K. McClelland
Vice President, Secretary, Treasurer
& Chief Financial Officer

June 5, 2015

