Form 10-Q
period 2015-07-31
HURCO COMPANIES INC
filed 2015-09-09
CIK 315374

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended July 31, 2015 or
☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to _________.

Commission File No. 0-9143

HURCO COMPANIES, INC.

(Exact name of registrant as specified in its charter)

Indiana	35-1150732
(State or other jurisdiction of	(I.R.S. Employer Identification Number)
incorporation or organization)

One Technology Way
Indianapolis, Indiana	46268
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code   (317) 293-5309

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                                                                                                                                          Yes ☐ No ☒

The number of shares of the Registrant's common stock outstanding as of September 1, 2015 was 6,551,718.

HURCO COMPANIES, INC.

July 2015 Form 10-Q Quarterly Report

PART I - FINANCIAL INFORMATION

Item 1.          FINANCIAL STATEMENTS

HURCO COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2015	2014	2015	2014
	(Unaudited)		(Unaudited)

Sales and service fees	$52,535	$55,379	$153,690	$160,080

Cost of sales and service	35,905	37,367	103,954	111,520

Gross profit	16,630	18,012	49,736	48,560

Selling, general and administrative expenses	11,351	11,869	32,655	33,675

Operating income	5,279	6,143	17,081	14,885

Interest expense	48	65	174	196

Interest income	32	23	75	55

Investment income (expense)	4	4	75	40

Other (income) expense, net	11	46	159	331

Income (loss) before taxes	5,256	6,059	16,898	14,453

Provision for income taxes	1,573	1,684	5,488	4,173

Net income (loss)	$3,683	$4,375	$11,410	$10,280

Income per common share

Basic	$0.56	$0.67	$1.73	$1.57
Diluted	$0.55	$0.66	$1.72	$1.56

Weighted average common shares outstanding

Basic	6,552	6,505	6,540	6,493
Diluted	6,594	6,548	6,584	6,529

Dividends paid per share	$0.08	$0.07	$0.23	$0.19

The accompanying notes are an integral part of the condensed consolidated financial statements.

HURCO COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2015	2014	2015	2014
	(Unaudited)		(Unaudited)

Net income	$3,683	$4,375	$11,410	$10,280

Other comprehensive income (loss):

Translation of foreign currency financial statements	(1,658)	(886)	(5,694)	(372)

(Gain) / loss on derivative instruments reclassified into operations, net of tax $(207), $134, $(3) and $398, respectively	(377)	243	(5)	724

Gain / (loss) on derivative instruments, net of tax $(88), $340, $931 and $(326), respectively	(159)	619	1,693	(592)

Total other comprehensive income (loss)	(2,194)	(24)	(4,006)	(240)

Comprehensive income	$1,489	$4,351	$7,404	$10,040

The accompanying notes are an integral part of the condensed consolidated financial statements.

HURCO COMPANIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	July 31,	October 31,
	2015	2014
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$49,998	$53,846
Accounts receivable, net	36,354	45,435
Inventories, net	111,978	95,992
Deferred income taxes	954	2,062
Derivative assets	2,399	3,127
Prepaid assets	10,141	8,927
Other	1,521	1,365
Total current assets	213,345	210,754
Property and equipment:
Land	782	782
Building	7,314	7,314
Machinery and equipment	22,982	19,432
Leasehold improvements	3,338	3,523
	34,416	31,051
Less accumulated depreciation and amortization	(22,126)	(19,546)
	12,290	11,505
Software development costs, less accumulated amortization	3,821	3,519
Goodwill	2,315	2,606
Intangible assets, net	1,327	1,635
Investments and other assets, net	6,807	6,912
	$239,905	$236,931

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$43,032	$42,718
Accrued expenses and other	14,150	18,060
Accrued warranty expenses	2,303	2,048
Derivative liabilities	1,340	705
Short-term debt	1,611	3,272
Total current liabilities	62,436	66,803
Non-current liabilities:
Deferred income taxes	1,111	993
Accrued tax liability	948	1,054
Deferred credits and other	3,731	3,436
Total non-current liabilities	5,790	5,483

Shareholders’ equity:
Preferred stock: no par value per share, 1,000,000 shares authorized, no shares issued	—	—
Common stock: no par value, $.10 stated value per share, 12,500,000 shares authorized, 6,650,517 and 6,589,918 shares issued; and 6,551,718 and 6,508,880 shares outstanding, as of July 31, 2015 and October 31, 2014, respectively	655	651
Additional paid-in capital	57,108	55,974
Retained earnings	121,482	111,580
Accumulated other comprehensive loss	(7,566)	(3,560)
Total shareholders’ equity	171,679	164,645
	$239,905	$236,931

The accompanying notes are an integral part of the condensed consolidated financial statements.

HURCO COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2015	2014	2015	2014
	(Unaudited)		(Unaudited)
Cash flows from operating activities:
Net income	$3,683	$4,375	$11,410	$10,280
Adjustments to reconcile net income to net cash provided by (used for) operating activities, net of acquisitions:
Provision for doubtful accounts	(29)	3	(49)	(48)
Deferred income taxes	(362)	(71)	(1,202)	(57)
Equity in income of affiliates	(89)	(82)	(179)	(247)
Depreciation and amortization	809	808	2,256	2,359
Foreign currency (gain) loss	245	2,031	3,551	664
Unrealized (gain) loss on derivatives	(119)	(634)	449	(106)
Stock-based compensation	312	265	881	657
Change in assets and liabilities:
(Increase) decrease in accounts receivable	1,805	(364)	9,314	(1,520)
(Increase) decrease in inventories	(1,833)	(5,182)	(1,651)	(5,205)
(Increase) decrease in prepaid expenses	609	(783)	263	(2,107)
Increase (decrease) in accounts payable	1,478	4,965	(2,218)	6,633
Increase (decrease) in accrued expenses	(661)	1,681	(3,647)	1,125
Net change in derivative assets and liabilities	497	(510)	569	121
Other	23	(448)	1,104	(434)
Net cash provided by (used for) operating activities	6,368	6,054	20,851	12,115

Cash flows from investing activities:
Purchase of property and equipment	(454)	(476)	(1,508)	(1,427)
Proceeds from sale of equipment	(1)	—	50	126
Software development costs	(405)	(285)	(966)	(708)
Other investments	70	147	(97)	(68)
Acquisition of business	(17,650)	—	(17,650)	—
Net cash provided by (used for) investing activities	(18,440)	(614)	(20,171)	(2,077)

Cash flows from financing activities:
Proceeds of exercise of common stock options	—	—	257	300
Dividends paid	(526)	(456)	(1,508)	(1,236)
Repayment of short-term debt	(1,613)	—	(1,613)	(386)
Net cash provided by (used for) financing activities	(2,139)	(456)	(2,864)	(1,322)

Effect of exchange rate changes on cash	(511)	(313)	(1,664)	(175)

Net increase (decrease) in cash and cash equivalents	(14,722)	4,671	(3,848)	8,541

Cash and cash equivalents at beginning of period	64,720	46,674	53,846	42,804

Cash and cash equivalents at end of period	$49,998	$51,345	$49,998	$51,345

The accompanying notes are an integral part of the condensed consolidated financial statements.

HURCO COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

For the Nine Months Ended July 31, 2015 and 2014

(In thousands, except shares outstanding)	Common Stock		Additional		Accumulated Other
	Shares Outstanding	Amount	Paid-in Capital	Retained Earnings	Comprehensive Income (Loss)	Total

Balances, October 31, 2013	6,465,054	$647	$54,698	$98,130	$(1,984)	$151,491

Net income	—	—	—	10,280	—	10,280

Other comprehensive loss	—	—	—	—	(240)	(240)

Stock-based compensation	23,520	2	655	—	—	657

Exercise of common stock option	16,306	2	298	—	—	300

Dividends paid	—	—	—	(1,236)	—	(1,236)

Balances July 31, 2014 (Unaudited)	6,504,880	$651	$55,651	$107,174	$(2,224)	$161,252

Balances, October 31, 2014	6,508,880	$651	$55,974	$111,580	$(3,560)	$164,645

Net income	—	—	—	11,410	—	11,410

Other comprehensive loss	—	—	—	—	(4,006)	(4,006)

Stock-based compensation	27,538	3	878	—	—	881

Exercise of common stock options	15,300	1	256	—	—	257

Dividends paid	—	—	—	(1,508)	—	(1,508)

Balances, July 31, 2015 (Unaudited)	6,551,718	$655	$57,108	$121,482	$(7,566)	$171,679

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

The condensed financial information as of July 31, 2015 and for the three and nine months ended July 31, 2015 and July 31, 2014 is unaudited. However, in our opinion, except those noted below in Note 2, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary to present fairly our consolidated financial position, results of operations, changes in shareholders’ equity and cash flows at the end of the interim periods. We suggest that you read these condensed consolidated financial statements in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended October 31, 2014.

2.    OUT-OF-PERIOD ERROR CORRECTIONS

During the three months ended July 31, 2015, we recorded aggregate out-of-period corrections of $0.4 million, net of tax, which increased net assets and net income for the three and nine months ended July 31, 2015 by that amount. These corrections were primarily associated with the overstatement of manufacturing overhead expenses, recorded as Cost of sales and service in prior year periods, due to errors in recording employee costs at one of our foreign subsidiaries.

In accordance with Accounting Standards Codification (“ASC”) 250, Accounting Changes and Error Corrections, as well as the Securities and Exchange Commission’s Staff Accounting Bulletin No. 99, Materiality, we evaluated the materiality of these errors on prior period financial statements and determined that they did not result in a material misstatement to the financial condition, results of operations, or cash flows for any of the periods presented. In evaluating whether these errors, individually and in the aggregate, and the corrections of the errors had a material impact on the periods such errors and corrections related to, we evaluated both the quantitative and qualitative impact to our condensed consolidated financial statements for such periods. We considered a number of qualitative factors, including, among others, that the errors and the corrections of the errors did not change a net loss into net income or vice versa, did not have an impact on our long-term debt covenant compliance, and did not mask a change in earnings or other trends when considering the overall competitive and economic environment within our industry during prior periods.

We concluded that these errors were not material, individually or in the aggregate, to any of the prior reporting periods, and therefore, amendments of previously-filed reports were not required. The cumulative amount was recorded as an out-of-period adjustment during the third quarter of fiscal 2015, as it was determined that the cumulative amount would not be material for the fiscal year ending October 31, 2015.

3.    DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

We had forward contracts outstanding as of July 31, 2015, denominated in Euros, Pounds Sterling and New Taiwan Dollars with set maturity dates ranging from August 2015 through July 2016. The contract amounts, expressed at forward rates in U.S. Dollars at July 31, 2015, were $27.2 million for Euros, $8.5 million for Pounds Sterling and $22.4 million for New Taiwan Dollars. At July 31, 2015, we had approximately $2.7 million of gains, net of tax, related to cash flow hedges deferred in Accumulated other comprehensive loss. Included in this amount were $571,000 of unrealized gains, net of tax, related to cash flow hedge instruments that remain subject to currency fluctuation risk. The majority of these deferred gains will be recorded as an adjustment to Cost of sales and service in periods through July 2016, when the corresponding inventory that is the subject of the related hedge contracts is sold, as described above.

We are exposed to foreign currency exchange risk related to our investment in net assets in foreign countries. To manage this risk, we entered into a forward contract with a notional amount of €3.0 million in November 2014. We designated this forward contract as a hedge of our net investment in Euro denominated assets. We selected the forward method under Financial Accounting Standards Board, or FASB, guidance related to the accounting for derivatives instruments and hedging activities. The forward method requires all changes in the fair value of the contract to be reported as a cumulative translation adjustment in Accumulated other comprehensive loss, net of tax, in the same manner as the underlying hedged net assets. This forward contract matures in November 2015. As of July 31, 2015, we had $452,000 of realized gains and $289,000 of unrealized gains, net of tax, recorded as cumulative translation adjustments in Accumulated other comprehensive loss related to these forward contracts.

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

We had forward contracts outstanding as of July 31, 2015, in Euros, Pounds Sterling, Canadian Dollars, the South African Rand, and the New Taiwan Dollar with set maturity dates ranging from August 2015 through October 2015. The contract amounts at forward rates in U.S. Dollars at July 31, 2015 totaled $44.9 million.

Fair Value of Derivative Instruments

We recognize the fair value of derivative instruments as assets and liabilities on a gross basis on our Condensed Consolidated Balance Sheets. As of July 31, 2015 and October 31, 2014, all derivative instruments were recorded at fair value on the balance sheets as follows (in thousands):

	July 31, 2015		October 31, 2014
	Balance Sheet	Fair	Balance Sheet	Fair
Derivatives	Location	Value	Location	Value
Designated as hedging instruments:
Foreign exchange forward contracts	Derivative assets	$1,972	Derivative assets	$2,596
Foreign exchange forward contracts	Derivative liabilities	$928	Derivative liabilities	$401
Not designated as hedging instruments:
Foreign exchange forward contracts	Derivative assets	$427	Derivative assets	$531
Foreign exchange forward contracts	Derivative liabilities	$412	Derivative liabilities	$304

Effect of Derivative Instruments on the Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Changes in Shareholders’ Equity and Condensed Consolidated Statements of Income

Derivative instruments had the following effects on our Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Changes in Shareholders’ Equity and Condensed Consolidated Statements of Income, net of tax, during the three months ended July 31, 2015 and 2014 (in thousands):

Location of
			Gain (Loss)	Amount of Gain
	Amount of Gain		Reclassified	(Loss) Reclassified
	(Loss) Recognized in		from Other	from Other
	Other Comprehensive		Comprehensive	Comprehensive
Derivatives	Income		Income	Income
	Three Months Ended			Three Months Ended
	July 31,			July 31,
	2015	2014		2015	2014
Designated as hedging instruments:
(Effective portion)

Foreign exchange forward contracts – Intercompany sales/purchases	$(159)	$619	Cost of sales and service	$377	$(243)

Foreign exchange forward contract – Net investment	$60	$92

We did not recognize gains or losses as a result of hedges deemed ineffective for the three months ended July 31, 2015. We recognized a gain of $19,000 for the three months ended July 31, 2014 as a result of contracts closed early that were deemed ineffective for financial reporting purposes and did not qualify as cash flow hedges. We recognized the following gains and losses in our Condensed Consolidated Statements of Income during the three months ended July 31, 2015 and 2014 on derivative instruments not designated as hedging instruments (in thousands):

Derivatives	Location of Gain (Loss) Recognized in Operations	Amount of Gain (Loss) Recognized in Operations
		Three Months Ended July 31,
		2015	2014
Not Designated as Hedging Instruments:
Foreign exchange forward contracts	Other (income) expense, net	$37	$971

The following table presents the changes in the components of Accumulated other comprehensive loss, net of tax, for the three months ended July 31, 2015 (in thousands):

	Foreign
	Currency	Cash Flow
	Translation	Hedges	Total

Balance, April 30, 2015	$(8,587)	$3,215	$(5,372)

Other comprehensive income (loss) before reclassifications	(1,658)	(159)	(1,817)

Reclassifications	—	(377)	(377)

Balance, July 31, 2015	$(10,245)	$2,679	$(7,566)

Derivative instruments had the following effects on our Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Changes in Shareholders’ Equity and Condensed Consolidated Statements of Income, net of tax, during the nine months ended July 31 , 2015 and 2014 (in thousands):

	Amount of Gain (Loss)		Location of Gain	Amount of Gain (Loss)
	Recognized in Other		(Loss) Reclassified from Other	Reclassified from Other
Derivatives	Comprehensive Income		Comprehensive Income	Comprehensive Income
	Nine Months Ended			Nine Months Ended
	July 31,			July 31,
	2015	2014		2015	2014
Designated as hedging instruments:
(Effective portion)

Foreign exchange forward contracts – Intercompany sales/purchases	$1,693	$(592)	Cost of sales and service	$5	$(724)

Foreign exchange forward contract – Net investment	$308	$39

We did not recognize gains or losses as a result of hedges deemed ineffective for the nine months ended July 31, 2015. We recognized a loss of $10,000 for the nine months ended July 31, 2014 as a result of contracts closed early that were deemed ineffective for financial reporting purposes and did not qualify as cash flow hedges. We recognized the following gains and losses in our Condensed Consolidated Statements of Income during the nine months ended July 31, 2015 and 2014 on derivative instruments not designated as hedging instruments (in thousands):

Derivatives	Location of Gain (Loss) Recognized in Operations	Amount of Gain (Loss) Recognized in Operations
		Nine Months Ended July 31,
		2015	2014
Not designated as hedging instruments:
Foreign exchange forward contracts	Other (income) expense, net	$3,082	$(2)

The following table presents the changes in the components of Accumulated other comprehensive loss, net of tax, for the nine months ended July 31, 2015 (in thousands):

	Foreign
	Currency	Cash Flow
	Translation	Hedges	Total

Balance, October 31, 2014	$(4,551)	$991	$(3,560)

Other comprehensive income (loss) before reclassifications	(5,694)	1,693	(4,001)

Reclassifications	—	(5)	(5)

Balance, July 31, 2015	$(10,245)	$2,679	$(7,566)

4.    EQUITY INCENTIVE PLAN

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

A summary of stock option activity for the nine-month period ended July 31, 2015, is as follows:

	Stock Options	Weighted Average Exercise Price

Outstanding at October 31, 2014	128,189	$20.45

Options granted	—	—
Options exercised	(15,300)	$16.81
Options cancelled	—	—

Outstanding at July 31, 2015	112,889	$20.94

Summarized information about outstanding stock options as of July 31, 2015, that have already vested and those that are expected to vest, as well as stock options that are currently exercisable, are as follows:

	Options Already Vested and Expected to Vest	Options Currently Exercisable

Number of outstanding options	112,889	105,940

Weighted average remaining contractual life (years)	5.50	5.05
Weighted average exercise price per share	$20.94	$20.79

Intrinsic value of outstanding options	$1,215,000	$1,159,000

The intrinsic value of an outstanding stock option is calculated as the difference between the stock price as of July 31, 2015 and the exercise price of the option.

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

A reconciliation of the activity relating to outstanding restricted share awards made under the 2008 Plan and related information is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at October 31, 2014	81,038	$23.83
Shares granted	52,643	32.67
Shares vested	(27,538)	23.08
Shares withheld	(7,344)	21.82
Unvested at July 31, 2015	98,799	$28.89

During the first nine months of fiscal 2015 and 2014, we recorded $881,000 and $657,000, respectively, as stock-based compensation expense related to grants under the 2008 Plan. As of July 31, 2015, there was an estimated $1.8 million of total unrecognized stock-based compensation cost that we expect to recognize by the end of the first quarter of fiscal 2018.

5.    EARNINGS PER SHARE

Per share results have been computed based on the average number of common shares outstanding. The computation of basic and diluted net income per share is determined using net income applicable to common shareholders as the numerator and the number of shares outstanding as the denominator as follows (in thousands, except per share amounts):

	Three Months Ended				Nine Months Ended
	July 31,				July 31,
	2015		2014		2015		2014
	Basic	Diluted	Basic	Diluted	Basic	Diluted	Basic	Diluted
Net income	$3,683	$3,683	$4,375	$4,375	$11,410	$11,410	$10,280	$10,280
Undistributed earnings allocated to participating shares	(21)	(21)	(35)	(35)	(66)	(66)	(83)	(83)
Net income applicable to common shareholders	$3,662	$3,662	$4,340	$4,340	$11,344	$11,344	$10,197	$10,197
Weighted average shares outstanding	6,552	6,552	6,505	6,505	6,540	6,540	6,493	6,493
Stock options	—	42	—	43	—	44	—	36
	6,552	6,594	6,505	6,548	6,540	6,584	6,493	6,529

Income per share	$0.56	$0.55	$0.67	$0.66	$1.73	$1.72	$1.57	$1.56

6.    ACCOUNTS RECEIVABLE

Accounts receivable are net of allowances for doubtful accounts of $829,000 as of July 31, 2015 and $878,000 as of October 31, 2014.

7.     INVENTORIES

Inventories, priced at the lower of cost (first-in, first-out method) or market, are summarized below (in thousands):

	July 31, 2015	October 31, 2014
Purchased parts and sub-assemblies	$27,058	$21,703
Work-in-process	23,629	14,236
Finished goods	61,291	60,053
	$111,978	$95,992

8.     ACQUISITIONS OF BUSINESSES

On July 14, 2015, we acquired the assets of the machine tool business of Milltronics Manufacturing Company, Inc., a U.S.-based manufacturer of CNC mills, lathes, and vertical and horizontal machining centers. We are operating this U.S. business through our newly-formed subsidiary, Milltronics USA, Inc. (“Milltronics”). Also, on July 28, 2015, we acquired the assets of the machine tool business of Takumi Machinery Co., Ltd. (“Takumi”), a Taiwan-based designer and manufacturer of CNC vertical machining centers, double column machining centers, high speed bridge machines and other machine tools equipped with industrial controls. We are operating this Taiwan business through our subsidiary, Hurco Manufacturing Limited. These acquisitions contribute to our efforts to expand our consolidated product range, customer base and global platform, and accelerate emerging market penetration, particularly in strategic markets such as China and South America. The combined Hurco, Milltronics and Takumi businesses represent a comprehensive product portfolio with more than 150 different models. The combined machine tool product lines also provide benefits from the development of product enhancements, technologies and models due to leverage of shared resources and cross-utilization of proven engineering designs, allowing us to achieve manufacturing cost reductions from economies of scale and manufacturing efficiencies.

The purchase prices for these acquisitions have been preliminarily allocated to the assets acquired and the liabilities assumed based on their estimated fair values. The purchase prices for the acquired assets and the assumed liabilities were $12.5 million for Milltronics and $5.1 million for Takumi. The allocations of the purchase price as of the acquired dates were as follow (in thousands):

Current assets	$22,091
Property plant and equipment	1,099
Total assets	$23,190

Current liabilities	$5,540

Total purchase price and cash expended	$17,650

We performed a preliminary assessment of the fair values of the acquired assets and assumed liabilities for both Milltronics and Takumi using a discounted cash flow method that involves certain inputs that are not observable in the market (Level 3). The preliminary results indicated the fair values of the acquired assets and assumed liabilities did not exceed the purchase price, resulting in zero goodwill and intangibles. The preliminary fair values of assets acquired and liabilities assumed in the acquisitions are subject to change as we obtain additional information for our estimates during the applicable measurement period. The primary areas that are not yet finalized relate to cost of goods sold expenses associated with the estimated step-up in inventory, amortization expenses associated with potential intangibles and residual goodwill.

The results of operations of Milltronics and Takumi have been included in our condensed consolidated financial statements from the respective dates of acquisitions. The Milltronics business recorded revenues of $0.9 million and net loss of $0.3 million during the period following our acquisition on July 14, 2015 through July 31, 2015. The Takumi business recorded revenues of $0.1 million and minimal net loss during the period following our acquisition on July 28, 2015 to July 31, 2015. We incurred various costs related to the purchase of these businesses including professional fees for due diligence, legal services and travel expenses. These costs totaled approximately $647,000 and $732,000 for the three and nine month periods ended July 31, 2015, respectively, and have been recorded in Selling, general and administrative expenses in our Condensed Consolidated Statements of Income.

Unaudited Condensed Pro Forma Results

Milltronics and Takumi operating results have been included in our consolidated results of operations since the respective effective dates of the acquisitions.  The following unaudited condensed pro forma financial information is presented as if the acquisitions were completed as of November 1, 2013 (in thousands):

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2015	2014	2015	2014
Sales and service fees	$59,244	$66,358	$181,048	$193,589

Net income (loss)	(17)	3,418	6,944	7,521

The unaudited condensed pro forma financial information presented is for information purposes only and is not necessarily indicative of the actual results that would have occurred had the acquisitions been consummated at the beginning of the respective period, nor is it necessarily indicative of future consolidated operating results.  The 2015 and 2014 unaudited condensed pro forma financial results reflect Milltronics and Takumi operations for the three and nine month periods ended July 31, 2015 and 2014.   As the unaudited condensed pro forma financial information is presented as if the acquisitions had occurred on November 1, 2013, a net income reduction was reflected in the first quarter of fiscal 2014 related to acquisition costs of $0.7 million. Therefore, the effect of this item is included in the nine-month period ended July 31, 2014 unaudited pro forma results presented above, but not in the nine month period ended July 31, 2015, or in either of the three month periods.

9.    SEGMENT INFORMATION

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

10.   GUARANTEES AND PRODUCT WARRANTIES

From time to time, our subsidiaries guarantee third party payment obligations in connection with the sale of machines to customers that use financing. We follow FASB guidance for accounting for guarantees (codified in ASC 460). As of July 31, 2015, we had 17 outstanding third party payment guarantees totaling approximately $1.3 million. The terms of these guarantees are consistent with the underlying customer financing terms. Upon shipment of a machine, the customer has the risk of ownership. The customer does not obtain title, however, until it has paid for the machine. A retention of title clause allows us to recover the machine if the customer defaults on the financing. We accrue liabilities under these guarantees at fair value, which amounts are insignificant.

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

	Nine Months Ended
	July 31, 2015	July 31, 2014
Balance, beginning of period	$2,048	$1,778
Provision for warranties during the period	2,804	2,825
Charges to the reserve	(2,466)	(2,745)
Impact of foreign currency translation	(83)	(9)
Balance, end of period	$2,303	$1,849

The year-over-year increase in our warranty reserve included $241,000 of warranty obligations assumed as part of the acquisitions of Milltronics and Takumi. The remaining portion of the increase was due to the sale of a greater number of our higher-performance machines which have a higher cost per claim.

11.  DEBT AGREEMENTS

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

We had $1.6 million and $3.3 million of borrowings under our China credit facility, which bears interest at 5.6% annually (variable rate), at July 31, 2015 and October 31, 2014, respectively. We had no other debt or borrowings under any of our other credit facilities at either of those dates. At July 31, 2015, we were in compliance with all covenants contained in the related credit agreements and, as of that date, we had unutilized credit facilities of $20.5 million.

12.  INCOME TAXES

Our effective tax rate for the first nine months of fiscal 2015 was 32% in comparison to 29% for the same period in fiscal 2014. The increase in the effective income tax rate was primarily due to changes in the geographic mix of income or loss between tax jurisdictions.  We recorded income tax expense during the first nine months of fiscal 2015 of $5.5 million compared to $4.2 million for the corresponding period in fiscal 2014, primarily as a result of an increase in pre-tax income period-over-period.  We have not provided any U.S. income taxes on the undistributed earnings of our wholly-owned foreign subsidiaries based upon our determination that such earnings will be indefinitely reinvested.  In the event these earnings are later distributed to our U.S. operations, such distributions would likely result in additional U.S. tax that may be offset, at least in part, by associated foreign tax credits.

Our unrecognized tax benefits were $1.1 million as of July 31, 2015 and $1.2 million as of October 31, 2014, and in each case included accrued interest.

We recognize accrued interest and penalties related to unrecognized tax benefits as components of income tax expense.   As of July 31, 2015, the gross amount of interest accrued, reported in Accrued expenses and other, was approximately $33,000, which did not include the federal tax benefit of interest deductions.

We file U.S. federal and state income tax returns, as well as tax returns in several foreign jurisdictions.  The statutes of limitations with respect to unrecognized tax benefits will expire between July 2017 and July 2018.

13.  FINANCIAL INSTRUMENTS

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

In accordance with this guidance, the following table represents the fair value hierarchy for our financial assets and liabilities measured at fair value as of July 31, 2015 and October 31, 2014 (in thousands):

	Assets		Liabilities
	July 31, 2015	October 31, 2014	July 31, 2015	October 31, 2014

Level 1
Deferred Compensation	$1,328	$1,232	$-	$-

Level 2
Derivatives	$2,399	$3,127	$1,340	$705

Recurring Fair Value Measurements

Included in Level 1 assets are mutual fund investments under a nonqualified deferred compensation plan. We estimate the fair value of these investments on a recurring basis using market prices which are readily available.

Included in Level 2 fair value measurements are derivative assets and liabilities related to gains and losses on foreign currency forward exchange contracts entered into with a third party. We estimate the fair value of these derivatives on a recurring basis using foreign currency exchange rates obtained from active markets. Derivative instruments are reported in the accompanying consolidated financial statements at fair value. We have derivative financial instruments in the form of foreign currency forward exchange contracts as described in Note 3 of Notes to the Condensed Consolidated Financial Statements in which the U.S. Dollar equivalent notional amounts of these contracts was $109.5 million and $122.2 million at July 31, 2015 and October 31, 2014, respectively. The fair value of Derivative assets recorded on our Condensed Consolidated Balance Sheets was $2.4 million at July 31, 2015 and $3.1 million at October 31, 2014. The fair value of Derivative liabilities recorded on our Condensed Consolidated Balance Sheets was $1.3 million at July 31, 2015 and $705,000 at October 31, 2014.

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

We review for goodwill impairment annually and whenever events or changes in circumstances indicate our carrying value may not be recoverable. The fair value of reporting units is determined using the income approach. The income approach focusses on the income-producing capability of an asset, measuring the current value of the asset by calculating the present value of its future economic benefits such as cash earnings; cost savings, corporate tax structure and product offerings. Value indications are developed by discounting expected cash flows to their present value at a rate of return that incorporates the risk-free rate for the use of funds, the expected rate of inflation and risks associated with the reporting unit. These assets would generally be classified within Level 3, in the event that we were required to measure and record such assets at fair value within the consolidated financial statements.

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

14.  CONTINGENCIES AND LITIGATION

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

15.  NEW ACCOUNTING PRONOUNCEMENTS

In July 2015, the FASB issued Accounting Standards Update (ASU) No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory, which requires companies to measure inventory at lower of cost and net realizable value, versus lower of cost or market. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. This update is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early application is permitted, and the guidance should be applied prospectively. We are assessing the impact this guidance will have on our consolidated financial statements and related disclosures.

In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. The amendments in this Update defer the effective date of ASU No. 2014-09 for all entities by one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in ASU No. 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period.

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

The market for machine tools is international in scope. We have both significant foreign sales and significant foreign manufacturing operations. During the first nine months of fiscal 2015, approximately 62% of our revenues were attributable to customers in Europe, where we typically sell more of our higher-performance, higher-priced VMX series machines. Additionally, approximately 9% of our revenues were attributable to customers in Asia, where we sell more of our entry-level, lower-priced machines, but where we also encounter greater price pressures.

During the third quarter of fiscal 2015, we acquired the assets of the machine tool business of Milltronics Manufacturing Company, Inc. and we are operating this U.S. business through our newly-formed subsidiary, Milltronics USA, Inc. (“Milltronics”). Milltronics manufactures and sells CNC knee mills, tool room bed mills, vertical machining centers, combination lathes, slant-bed lathes, horizontal machining centers, and bed mills. During the third quarter of fiscal 2015, we also acquired the assets of the machine tool business of Takumi Machinery Co., Ltd. (“Takumi”), a Taiwanese company that designs and manufactures CNC vertical machining centers, double column machining centers, high speed bridge machines and other machine tools, with sales primarily in Taiwan, China and Europe. Takumi machines are equipped with industrial controls from Fanuc, Siemens, Mitsubishi or Heidenhain which can be used in high-volume parts manufacturing. We are operating this Taiwan business through our subsidiary, Hurco Manufacturing Limited (HML). These acquisitions contribute to our efforts to expand our consolidated product range, customer base and global platform, and we believe may accelerate emerging market penetration, particularly in strategic markets such as China and South America. The combined Hurco, Milltronics and Takumi businesses represent a comprehensive product portfolio with more than 150 different models. The combined machine tool product lines also provides benefits related to the development of product enhancements, technologies and models due to leverage of shared resources and cross-utilization of proven engineering designs, allowing us to achieve manufacturing cost reductions from economies of scale and manufacturing efficiencies.

We sell our products through more than 100 independent agents and distributors in countries throughout North and South America, Europe and Asia. We also have our own direct sales and service organizations in China, France, Germany, India, Italy, Poland, Singapore, South Africa, the United Kingdom, certain parts of the United States and Taiwan. Our machine tools are manufactured to our specifications primarily by our wholly-owned subsidiary in Taiwan, HML, which includes the new product lines acquired from Takumi, and our wholly-owned subsidiary in the U.S., Milltronics. Machine castings to support HML’s production are manufactured at our facility in Ningbo, China. Components to support our SRT line of five-axis machining center, such as the direct drive spindle, swivel head and rotary table, are manufactured by our wholly-owned subsidiary in Italy, LCM Precision Technology S.r.l. (LCM).

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

RESULTS OF OPERATIONS

Three Months Ended July 31, 2015 Compared to Three Months Ended July 31, 2014

Sales and Service Fees. Sales and service fees for the third quarter of fiscal 2015 were $52.5 million, a decrease of $2.8 million, or 5%, compared to the corresponding period in fiscal 2014. This year-over-year decrease in sales reflected growth of $3.3 million, or 6%, and a negative impact of $6.2 million, or 11%, when translating foreign sales to U.S. Dollars for financial reporting purposes.

The following two tables set forth net sales (in thousands) by geographic region and product category, respectively, for the third quarter of fiscal 2015 and 2014:

Sales and Service Fees by Geographic Region

	Three Months Ended July 31,				Change
	2015		2014		Amount	%
North America	$16,238	31%	$13,643	25%	$2,595	19%
Europe	31,486	60%	36,627	66%	(5,141)	-14%
Asia Pacific	4,811	9%	5,109	9%	(298)	-6%
Total	$52,535	100%	$55,379	100%	$(2,844)	-5%

North American sales increased during the third quarter of fiscal 2015 by 19% compared to the corresponding period in fiscal 2014, primarily due to increased shipments of higher-performance machines. North American sales for the third quarter of fiscal 2015 included $0.9 million attributable to sales of machine tools manufactured by the recently acquired business of Milltronics. European sales for the third quarter of fiscal 2015 decreased by 14% compared to the corresponding period in fiscal 2014 and included sales growth of 2% offset by the adverse impact of a weaker Euro and Pound Sterling when translating foreign sales to U.S. Dollars for financial reporting purposes. The year-over-year improvement in European sales was primarily driven by increased shipments of higher-performance machines in France and Italy. Asian Pacific sales for the third quarter of fiscal 2015 decreased by 6% compared to the corresponding period in fiscal 2014, primarily due to a softer market in India and China. Asian Pacific sales for the third quarter of fiscal 2015 included $0.1 million attributable to sales of machine tools designed and manufactured by the recently acquired business of Takumi.

Sales and Service Fees by Product Category

	Three Months Ended July 31,				Change
	2015		2014		Amount	%
Computerized Machine Tools	$45,696	87%	$48,299	87%	$(2,603)	-5%
Service Fees, Parts and Other	6,839	13%	7,080	13%	(241)	-3%
Total	$52,535	100%	$55,379	100%	$(2,844)	-5%

Orders. Orders for the third quarter of fiscal 2015 of $62.8 million included $14.3 million of Milltronics and Takumi orders existing at the respective date of acquisition and new orders for Milltronics booked after the closing date of that acquisition. Excluding the impact of the recently acquired Milltronics and Takumi businesses, orders for the third quarter of fiscal 2015 decreased by $7.9 million, or 14%, compared to the corresponding period in fiscal 2014. This year-over-year decrease in orders reflected a reduction in orders of $2.1 million, or 4%, and a negative impact of $5.9 million, or 10%, when translating foreign orders to U.S. Dollars for financial reporting purposes.

Orders for North America for the third quarter of fiscal 2015 were $20.8 million, which included $5.8 million of orders related to the Milltronics business. Excluding the impact of the Milltronics business, orders for North America increased by $1.0 million, or 7%, compared to the corresponding period in fiscal 2014, primarily due to increased customer demand for higher-performance machines. European orders for the third quarter of fiscal 2015 were $29.6 million, a decrease of $6.8 million, or 19%, compared to the corresponding period in fiscal 2014. The year-over-year decrease in European orders reflected an order reduction of $1.1 million, or 3%, and a negative impact of $5.7 million, or 16%, due to a weaker Euro and Pound Sterling when translating foreign orders to U.S. Dollars for financial reporting purposes. Asian Pacific orders for the third quarter of fiscal 2015 were $12.4 million, which included $8.6 million of orders related to the Takumi business. Excluding the impact of the Takumi business, Asian Pacific orders for the third quarter of fiscal 2015 decreased by $2.1 million, or 36%, reflecting softer market conditions in India and China.

Gross Profit. Gross profit for the third quarter of fiscal 2015 was $16.6 million, or 32% of sales, compared to $18.0 million, or 33% of sales, for the corresponding prior year period. The year-over-year decrease in gross profit as a percentage of sales was due to increased pricing pressure in North America and Europe.

Operating Expenses. Selling, general and administrative expenses for the third quarter of fiscal 2015 were $11.4 million, or 22% of sales, compared to $11.9 million, or 21% of sales, in the corresponding period in fiscal 2014. The third quarter expenses included approximately $0.9 million of expenses related to Milltronics and Takumi, of which $0.6 million represented one-time acquisition costs. Selling, general and administrative expenses were favorably impacted by approximately $0.9 million, or 2% of sales, when translating foreign expenses to U.S. Dollars for financial reporting purposes.

Operating Income. Operating income for the third quarter of fiscal 2015 was $5.3 million compared to $6.1 million for the corresponding period in fiscal 2014. The decrease in operating income year-over-year was primarily due to the one-time acquisition costs.

Other (Income) Expense, Net. Other expense in the third quarter of fiscal 2015 remained relatively unchanged from the corresponding period in fiscal 2014.

Income Taxes. Our effective tax rate for the third quarter of fiscal 2015 was 30% compared to 28% for the corresponding period in fiscal 2014. The increase in the effective income tax rate was primarily due to changes in the geographic mix of income or loss between tax jurisdictions. We recorded income tax expense during the third quarter of fiscal 2015 of $1.6 million compared to $1.7 million for the corresponding period in fiscal 2014.

Nine Months Ended July 31, 2015 Compared to Nine Months Ended July 31, 2014

Sales and Service Fees. Sales and service fees for the first nine months of fiscal 2015 were $153.7 million, a decrease of $6.4 million, or 4%, compared to the corresponding period in fiscal 2014. Despite year-over-year growth of $9.7 million, or 6%, year to date sales and service fees included the negative impact of $16.1 million, or 10%, when translating foreign sales to U.S. Dollars for financial reporting purposes.

The following tables set forth net sales (in thousands) by geographic region and product category for the first nine months of fiscal 2015 and 2014:

Net Sales and Service Fees by Geographic Region

	Nine Months Ended July 31,				Change
	2015		2014		Amount	%
North America	$44,824	29%	$42,223	26%	$2,601	6%
Europe	95,399	62%	100,898	63%	(5,499)	-5%
Asia Pacific	13,467	9%	16,959	11%	(3,492)	-21%
Total	$153,690	100%	$160,080	100%	$(6,390)	-4%

North American sales increased during the first nine months of fiscal 2015 by 6% compared to the corresponding period in fiscal 2014, primarily driven by increased shipments of higher-performance machines. North American sales for the first nine months of fiscal 2015 included $0.9 million attributable to sales of machine tools manufactured by the recently acquired business of Milltronics. European sales for the first nine months of fiscal 2015 decreased by 5%, despite sales growth of 10%, compared to the corresponding prior year period, primarily reflecting the adverse impact of a weaker Euro and Pound Sterling when translating foreign sales to U.S. Dollars for financial reporting purposes. The year-over-year improvement in European sales was primarily driven by increased shipments of higher-performance machines in Germany, France and Italy. Asian Pacific sales for the first nine months of fiscal 2015 decreased by 21% compared to the corresponding period in fiscal 2014, primarily due to a softer market in India and China. Asian Pacific sales for the first nine months of fiscal 2015 included $0.1 million attributable to sales of machine tools designed and manufactured by the recently acquired business of Takumi.

Sales and Service Fees by Product Category

	Nine Months Ended July 31,				Change
	2015		2014		Amount	%
Computerized Machine Tools	$132,391	86%	$139,276	87%	$(6,885)	-5%
Service Fees, Parts and Other	21,299	14%	20,804	13%	495	2%
Total	$153,690	100%	$160,080	100%	$(6,390)	-4%

Orders. Orders for the first nine months of fiscal 2015 of $160.9 million included $14.3 million of Milltronics and Takumi orders existing at the respective date of acquisition and new orders for Milltronics booked after the closing date of that acquisition. Excluding the impact of the recently acquired Milltronics and Takumi businesses, orders for the first nine months of fiscal 2015 decreased by $20.6 million, or 12%, compared to the corresponding prior year period. This year-over-year decrease in orders reflected a reduction in orders of $4.8 million, or 3%, and a negative impact of $15.8 million, or 9%, when translating foreign orders to U.S. Dollars for financial reporting purposes.

Orders for North America for the first nine months of fiscal 2015 were $50.5 million, which included $5.8 million of orders related to the Milltronics business. Excluding the impact of the Milltronics business, orders for North America increased by $4.7 million, or 12%, compared to the corresponding period in fiscal 2014, primarily due to increased customer demand for higher-performance machines. European orders for first nine months of fiscal 2015 were $89.2 million, a decrease of $21.5 million, or 19%, compared to the corresponding prior year period, and reflected an order reduction of $6.4 million, or 5%, and a negative impact of $15.1 million, or 14%, due to a weaker Euro and Pound Sterling when translating foreign orders to U.S. Dollars for financial reporting purposes. The year-over-year reduction in European orders were primarily driven by the adverse impact of foreign currency translations and fluctuating customer demand for electro-mechanical components and accessories manufactured by Hurco’s Italian-based subsidiary, LCM. Asian Pacific orders for the first nine months of fiscal 2015 were $21.2 million, which included $8.6 million of orders related to the Takumi business. Excluding the impact of the Takumi business, Asian Pacific orders for the first nine months of fiscal 2015 decreased by $3.8 million, or 23%, primarily due to softer market conditions in India and China.

Gross Profit. Gross profit for the first nine months of fiscal 2015 was $49.7 million, or 32% of sales, compared to $48.6 million, or 30% of sales, for the corresponding prior year period. The year-over-year improvement in gross profit as a percentage of sales was primarily attributable to increased sales of higher-performance machines across all regions, net of the pricing pressure experienced in Europe and North America.

Operating Expenses. Selling, general and administrative expenses for the first nine months of fiscal 2015 were $32.7 million, or 21% of sales, compared to $33.7 million, or 21% of sales, in the corresponding period in fiscal 2014. Year-to-date expenses included approximately $1.0 million of expenses related to Milltronics and Takumi, of which $0.7 million represented one-time acquisition costs. Selling, general and administrative expenses were favorably impacted by approximately $2.2 million, or 1% of sales, when translating foreign expenses to U.S. Dollars for financial reporting purposes.

Operating Income. Operating income for the first nine months of fiscal 2015 was $17.1 million compared to $14.9 million for the corresponding period in fiscal 2014. The year-over year improvement in operating income was primarily attributable to increased sales of higher-performance machines across all regions.

Other (Income) Expense, Net. Other expense in the first nine months of fiscal 2015 decreased by $0.2 million from the corresponding period in fiscal 2014 as a result of a dividend distribution from a related party, Hurco Automation Limited, in fiscal 2015.

Income Taxes. Our effective tax rate for the first nine months of fiscal 2015 was 32% in comparison to 29% for the corresponding period in fiscal 2014. The increase in the effective income tax rate was primarily due to changes in the geographic mix of income or loss between tax jurisdictions. We recorded income tax expense during the first nine months of fiscal 2015 of $5.5 million compared to $4.2 million for the corresponding period in fiscal 2014.

LIQUIDITY AND CAPITAL RESOURCES

At July 31, 2015, we had cash and cash equivalents of $50.0 million, compared to $53.8 million at October 31, 2014. Approximately 52% of the $50.0 million of cash and cash equivalents is denominated in U.S. Dollars. The balance is attributable to our foreign operations and is held in the local currencies of our various foreign entities, subject to fluctuations in currency exchange rates. We do not believe that the indefinite reinvestment of these funds offshore impairs our ability to meet our domestic working capital needs.

Working capital, excluding cash and cash equivalents, was $100.9 million at July 31, 2015, compared to $90.1 million at October 31, 2014. The increase in working capital, excluding cash, was primarily attributable to inventories acquired from Milltronics and Takumi in July 2015.

Capital expenditures of $2.5 million, excluding acquisitions, during the first nine months of fiscal 2015 were primarily for software development costs, purchase of equipment for our production facilities and capital improvements in existing facilities. We funded these expenditures with cash on hand.

At July 31, 2015, we had $1.6 million of borrowings outstanding under our China credit facility. We had no other debt or borrowings under any of our other credit facilities. At July 31, 2015, we had an aggregate of $20.5 million available for borrowing under our credit facilities and were in compliance with all covenants.

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

CRITICAL ACCOUNTING POLICIES

Our accounting policies, which are described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2014, require management to make significant estimates and assumptions using information available at the time the estimates are made. These estimates and assumptions significantly affect various reported amounts of assets, liabilities, revenues, and expenses. If our future experience differs materially from these estimates and assumptions, our results of operations and financial condition would be affected. There were no material changes to our critical accounting policies during the first nine months of fiscal 2015.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

There have been no material changes related to contractual obligations and commitments from the information provided in our Annual Report on Form 10-K for the fiscal year ended October 31, 2014.

OFF BALANCE SHEET ARRANGEMENTS

From time to time, our subsidiaries guarantee third party payment obligations in connection with the sale of machines to customers that use financing. We follow Financial Accounting Standards Board, or FASB, guidance for accounting for guarantees (codified in ASC 460). As of July 31, 2015, we had 17 outstanding third party payment guarantees totaling approximately $1.3 million. The terms of these guarantees are consistent with the underlying customer financing terms. Upon shipment of a machine, the customer has the risk of ownership. The customer does not obtain title, however, until it has paid for the machine. A retention of title clause allows us to recover the machine if the customer defaults on the financing. We accrue liabilities under these guarantees at fair value, which amounts are insignificant.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Interest on borrowings on our credit facilities are variable and tied to prevailing domestic and foreign interest rates. At July 31, 2015, we had $1.6 million of borrowings outstanding under our China credit facility. We had no other debt or borrowings under any of our other credit facilities.

Foreign Currency Exchange Risk

In the first nine months of fiscal 2015, we derived approximately 71% of our revenues from foreign markets. All of our computerized machine tools and computer control systems, as well as certain proprietary service parts, are sourced by our U.S.-based engineering and manufacturing division and re-invoiced to our foreign sales and service subsidiaries, primarily in their functional currencies.

Our products are sourced from foreign suppliers or built to our specifications by either our wholly-owned subsidiaries in Taiwan, U.S., Italy and China or an affiliated contract manufacturer in Taiwan. Our purchases are predominantly in foreign currencies and in some cases our arrangements with these suppliers include foreign currency risk sharing agreements, which reduce (but do not eliminate) the effects of currency fluctuations on product costs. The predominant portion of the exchange rate risk associated with our product purchases relates to the New Taiwan Dollar and the Euro.

We enter into foreign currency forward exchange contracts from time to time to hedge the cash flow risk related to forecasted inter-company sales and purchases denominated in, or based on, foreign currencies (primarily the Euro, Pound Sterling, and New Taiwan Dollar). We also enter into foreign currency forward exchange contracts to protect against the effects of foreign currency fluctuations on receivables and payables denominated in foreign currencies. We also enter into foreign currency forward contracts to hedge a portion of our net investment denominated in Euros. We do not speculate in the financial markets and, therefore, do not enter into these contracts for trading purposes.

Forward contracts for the sale or purchase of foreign currencies as of July 31, 2015, which are designated as cash flow hedges under FASB guidance related to accounting for derivative instruments and hedging activities were as follows:

	Notional Amount	Weighted Avg.		Contract Amount at Forward Rates in U.S. Dollars
Forward Contracts	in Foreign Currency	Forward Rate		Contract Date	July 31, 2015	Maturity Dates
Sale Contracts:
Euro	24,750,000	1.1573		28,642,115	27,215,460	August 2015 – July 2016
Pound Sterling	5,455,000	1.5439		8,422,239	8,510,893	August 2015 – July 2016

Purchase Contracts:
New Taiwan Dollar	708,000,000	30.638	*	23,108,399	22,366,285	August 2015 – July 2016

*NT Dollars per U.S. Dollar

Forward contracts for the sale or purchase of foreign currencies as of July 31, 2015, which were entered into to protect against the effects of foreign currency fluctuations on receivables and payables and are not designated as hedges under this guidance denominated in foreign currencies, were as follows:

	Notional Amount	Weighted Avg.		Contract Amount at Forward Rates in U.S. Dollars
Forward Contracts	in Foreign Currency	Forward Rate		Contract Date	July 31, 2015	Maturity Dates
Sale Contracts:
Euro	23,138,807	1.1071		25,616,158	25,403,165	August 2015 – October 2015
Pound Sterling	898,971	1.5598		1,402,210	1,403,581	August 2015
Canadian Dollar	926,350	0.8233		762,654	707,202	October 2015
South African Rand	12,271,546	0.0810		993,601	953,444	October 2015

Purchase Contracts:
New Taiwan Dollar	521,087,987	30.958	*	16,831,924	16,444,012	August 2015 – October 2015

* NT Dollars per U.S. Dollar

We are also exposed to foreign currency exchange risk related to our investment in net assets in foreign countries. To manage this risk, we have maintained a forward contract with a notional amount of €3.0 million. We designated this forward contract as a hedge of our net investment in Euro-denominated assets. We selected the forward method under FASB guidance related to the accounting for derivatives instruments and hedging activities. The forward method requires all changes in the fair value of the contract to be reported as a cumulative translation adjustment in Accumulated other comprehensive loss, net of tax, in the same manner as the underlying hedged net assets. This forward contract matures in November 2015. At July 31, 2015, we had $452,000 of realized gains and $289,000 of unrealized gains, net of tax, recorded as cumulative translation adjustments in Accumulated other comprehensive loss related to the hedging of our net investment in Euro-denominated assets. Forward contracts for the sale or purchase of foreign currencies as of July 31, 2015, which are designated as net investment hedges under this guidance were as follows:

	Notional Amount	Weighted Avg.	Contract Amount at Forward Rates in U.S. Dollars
Forward Contracts	in Foreign Currency	Forward Rate	Contract Date	July 31, 2015	Maturity Date
Sale Contracts:
Euro	3,000,000	1.2476	3,742,800	3,294,630	November 2015

Item 4. CONTROLS AND PROCEDURES

We carried out an evaluation under the supervision and with participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2015, pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of the evaluation date.

There were no changes in our internal controls over financial reporting during the three months ended July 31, 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

On July 14 and July 28, 2015, we completed the purchases of certain assets of Milltronics Manufacturing Company, Inc. and Takumi Machinery Co., Ltd., respectively, which include certain previously existing information systems and internal controls over financial reporting. In conducting our evaluation of effectiveness of our internal control over financial reporting, we have elected to exclude Milltronics and Takumi from our fiscal 2015 evaluation, as permitted under existing SEC rules. We are currently in the process of evaluating and integrating Milltronics and Takumi’s internal controls over financial reporting with ours.

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

We did not repurchase any shares of our common stock in the third quarter of fiscal 2015.

Item 5. OTHER INFORMATION

During the period covered by this report, the Audit Committee of our Board of Directors engaged our independent registered public accounting firm to perform non-audit, tax planning services. This disclosure is made pursuant to Section 10A9(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002.

Item 6.       EXHIBITS

2.1	Asset Purchase Agreement, dated as of July 14, 2015, by and among Milltronics Manufacturing Company, Inc. d/b/a Milltronics CNC Machines, Liberty Diversified International, Inc. and Hurco USA, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on July 15, 2015)*

2.2	Asset Purchase Agreement, dated as of July 14, 2015, by and among Takumi Machinery Co., Ltd., Liberty Diversified International, Inc. and Hurco Manufacturing Limited (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed on July 15, 2015)*

2.3	Amendment No. 1 to Asset Purchase Agreement, dated as of July 27, 2015, by and among Takumi Machinery Co., Ltd., Liberty Diversified International, Inc. and Hurco Manufacturing Limited (incorporated by reference to Exhibit 2.3 to the Company’s Current Report on Form 8-K filed on July 28, 2015)

10.1	Takumi Sale Agreement, dated as of July 14, 2015, by and between Hurco Companies, Inc., Hurco Manufacturing Limited and Liberty Diversified International, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 15, 2015)

31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as amended.

31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as amended.

32.1	Certification by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule will be furnished supplementally to the Securities and Exchange Commission upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HURCO COMPANIES, INC.

	By:	/s/ Sonja K. McClelland
Sonja K. McClelland
Vice President, Secretary, Treasurer
& Chief Financial Officer

September 9, 2015

