Form 10-K
period 2015-10-31
HURCO COMPANIES INC
filed 2016-01-08
CIK 315374

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended October 31, 2015 or
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to _________.

Commission File No. 0-9143

HURCO COMPANIES, INC.

(Exact name of registrant as specified in its charter)

Indiana	35-1150732
(State or other jurisdiction of	(I.R.S. Employer Identification Number)
incorporation or organization)
One Technology Way
Indianapolis, Indiana	46268
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code	(317) 293-5309
Securities registered pursuant to Section 12(b) of the Act:	None
Securities registered pursuant to Section 12(g) of the Act:	Common Stock, No Par Value
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

Yes ☐ No ☒

The aggregate market value of the registrant’s voting stock held by non-affiliates as of April 30, 2015 (the last day of our most recently completed second quarter) was $212,014,000.

The number of shares of the registrant’s common stock outstanding as of December 15, 2015 was 6,559,126.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the registrant’s Proxy Statement for its 2016 Annual Meeting of Shareholders (Part III).

Forward-looking Statements

This report contains certain statements that are forward-looking statements within the meaning of federal securities laws. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. When used in this report, the words “may”, “will”, “should”, “would” ,“could”, “anticipate”, “expect”, “plan”, “seek”, “believe”, “predict”, “estimate”, “potential”, “project”, “target”, “forecast”, “intend”, “strategy”, “future”, “opportunity”, “assume”, “guide”, and similar expressions are intended to identify forward-looking statements. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties include, but are not limited to, the risks and other important factors under the heading “Risk Factors” in Part I, Item 1A of this report. You should understand that it is not possible to predict or identify all factors that could cause actual results to differ materially from forward-looking statements. Consequently, you should not consider any list or discussion of such factors to be a complete set of all potential risks or uncertainties. Readers of this report are cautioned not to place undue reliance on these forward-looking statements. While we believe the assumptions on which the forward-looking statements are based are reasonable, there can be no assurance that these forward-looking statements will prove to be accurate. This cautionary statement is applicable to all forward-looking statements contained in this report. We expressly disclaim any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our Form 10-Q, 8-K and 10-K reports and our other filings with the Securities and Exchange Commission (“SEC”).

PART I

Item 1.          BUSINESS

General

Hurco Companies, Inc. is an industrial technology company.  We design, manufacture and sell computerized (i.e., Computer Numeric Control) machine tools, consisting primarily of vertical machining centers (mills) and turning centers (lathes), to companies in the metal cutting industry through a worldwide sales, service and distribution network.  Although our computer control systems and software products are proprietary, they predominantly use industry standard personal computer components.  Our computer control systems and software products are primarily sold as integral components of our computerized machine tool products.  As used in this report, the words “we”, “us”, “our”, “Hurco” and the “Company” refer to Hurco Companies, Inc. and its consolidated subsidiaries.

During the third quarter of fiscal 2015, we acquired the assets of the machine tool business of Milltronics Manufacturing Company, Inc. and we are operating this U.S. business through our newly-formed subsidiary, Milltronics USA, Inc. (“Milltronics”). Milltronics manufactures and sells Computer Numerical Control (“CNC”) knee mills, tool room bed mills, vertical machining centers, combination lathes, slant-bed lathes, horizontal machining centers, and bed mills. During the third quarter of fiscal 2015, we also acquired the assets of the machine tool business of Takumi Machinery Co., Ltd. (“Takumi”), a Taiwanese company that designs and manufactures CNC vertical machining centers, double column machining centers, high speed bridge machines and other machine tools, with sales primarily in Taiwan, China and Europe. Takumi machines are equipped with industrial controls from Fanuc®, Siemens®, Mitsubishi® or Heidenhain®*, which can be used in high-volume parts manufacturing. We are operating this Taiwanese business through our subsidiary, Hurco Manufacturing Limited (“HML”). These acquisitions contribute to our efforts to expand our consolidated product range, customer base and global platform, and we believe may accelerate emerging market penetration, particularly in strategic markets such as China and South America. The combined Hurco, Milltronics and Takumi businesses represent a comprehensive product portfolio with more than 150 different models. The combined machine tool product lines also provide benefits related to the development of product enhancements, technologies and models due to leverage of shared resources and cross-utilization of proven engineering designs that allow us to achieve manufacturing cost reductions from economies of scale and manufacturing efficiencies.

*Fanuc® is a registered trademark of GE Fanuc Automation Americas, Inc. Siemens® is a registered trademark of Siemens AG. Mitsubishi® is a registered trademark of Mitsubishi Electric Corporation. Heidenhain® is a registered trademark of HEIDENHAIN CORPORATION, a wholly owned subsidiary of the German company DR. JOHANNES HEIDENHAIN GmbH.

During the third quarter of fiscal 2013, we acquired the machine tool components business of an Italian designer and manufacturer of electro-mechanical components and accessories for machine tools. We are operating this business through our wholly-owned subsidiary, LCM Precision Technology S.r.l. (“LCM”). This acquisition supports our mission to develop advanced machine tool technologies to support our customers who need increasingly sophisticated and versatile CNC machine tools to stay competitive and to grow profitability.

Our executive offices and principal design and engineering operations are headquartered in Indianapolis, Indiana, USA.  Sales, application engineering and service subsidiaries are located in China, France, Germany, India, Italy, Poland, Singapore, South Africa, Taiwan, the United Kingdom, and the U.S. We have manufacturing and assembly operations in Taiwan, the U.S., Italy and China, and distribution facilities in the U.S., the Netherlands, and Taiwan.

Since our founding in 1968, we have been a leader in the introduction of interactive computer control systems that automate manufacturing processes and improve productivity in the metal parts manufacturing industry. We pioneered the application of microprocessor technology and conversational programming software for use in machine tools.  Our computer control systems can be operated by both skilled and unskilled machine tool operators and yet are capable of instructing a machine to perform complex tasks.  The combination of microprocessor technology and patented interactive, conversational programming software in our computer control systems enables operators on the production floor to quickly and easily create a program for machining a particular part from a blueprint or computer aided design file and immediately begin machining that part. With the addition of the Takumi brand, we have expanded our customer base to include manufacturers who opt for industrial controls. Generally, manufacturers who use industrial controls have production-oriented operations where they run medium to large batches of just a few different types of parts. Therefore, the amount of time the manufacturer spends programming and setting up the part is inconsequential to the part’s profit margin. Conversely, manufacturers who have high-mix/small batch operations (i.e., they run small batches of many different types of parts) must program and set up multiple parts each day. Therefore, the amount of time dedicated to programming and setting up these parts has a significant impact on profit margin, which is why these manufacturers opt for our machine tools equipped with our proprietary controls and interactive software that allows them to minimize programming and setup time.

Our strategy is to design, manufacture and sell a comprehensive line of computerized machine tools that help customers in the worldwide metal cutting market increase productivity and profitability. The majority of our machine tools employ proprietary, interactive, computer control technology that increases productivity through ease of operation via interactive conversational and graphical programming software. All of our machines tools deliver high levels of machine performance (speed, accuracy and surface finish quality) that increases productivity. We routinely expand our product offerings to meet customer needs, which has led us to design and manufacture more complex machining centers with advanced capabilities.  We bring a disciplined approach to strategically enter new geographic markets, as appropriate.

Industry

Machine tool products are considered capital goods, which makes them part of an industry that has historically been highly cyclical.

Although industry association data for the U.S. machine tool market is available, that market only accounts for approximately 14% of worldwide consumption.  Reports available for the U.S. machine tool market include:

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

A limited amount of information is available for foreign markets, and different reporting methodologies are used by various countries.  Machine tool consumption data published by Gardner Publications, Inc., calculates machine tool consumption annually by country.  It is important to note that data for foreign countries are based on government reports that may lag 6 to 12 months and, therefore, are unreliable for forecasting purposes.

Demand for capital equipment can fluctuate significantly during periods of changing economic conditions.  Manufacturers and suppliers of capital goods, such as our company, are often the first to experience these changes in demand. Additionally, since our typical order backlog is approximately 45 days, it is difficult to estimate demand with any reasonable certainty. Therefore, we do not have the benefit of relying on the common leading indicators that other industries use for market analysis and forecasting purposes.

Products

Our core products consist of general purpose computerized machine tools for the metal cutting industry, principally, vertical machining centers (mills) and turning centers (lathes). The majority of our machine tools are equipped and integrated fully with our proprietary software and computer control systems, while a small percentage are equipped with industry standard controls. Additionally, we produce and distribute software options, control upgrades, hardware accessories and replacement parts for our machine tool product lines, and we provide operator training and support services to our customers. We also produce computer control systems and related software for press brake applications that are sold as retrofit units for installation on existing or new press brake machines.

The following table sets forth the contribution of each of our product groups and services to our total revenues during each of the past three fiscal years (in thousands):

Net Sales and Service Fees by Product Category

	Year Ended October 31,
	2015		2014		2013
Computerized Machine Tools*	$189,712	87%	$193,937	87%	$166,896	87%
Computer Control Systems and Software †	3,085	1%	3,407	2%	3,066	2%
Service Parts	19,375	9%	17,391	8%	16,474	8%
Service Fees	7,211	3%	7,568	3%	6,368	3%
Total	$219,383	100%	$222,303	100%	$192,804	100%

*	Amounts shown include sales of Milltronics and Takumi computerized machine tools and LCM electro-mechanical components to third parties since the respective dates of those acquisitions.

†	Amounts shown do not include computer control systems and software sold as an integrated component of computerized machine systems.

The Hurco Companies Brand Portfolio

With the addition of the Milltronics and Takumi businesses, we now have three brands of CNC machine tools in our product portfolio: Hurco is the premium brand focused on sophisticated technology. Milltronics is the entry level brand with a simplified control and straightforward feature sets. Takumi is an industry standard brand with machines that are equipped with industry standard controls instead of the proprietary controls found on Hurco and Milltronics machines. Typically, manufacturing facilities that use industry standard controls focus on medium to high production, wherein they run large batches of a few types of parts instead of small batches of many different types of parts. In addition, through LCM, we produce machine tool components and accessories. The main product categories of each brand are outlined below.

Hurco Brand of CNC Machine Tools

We design, manufacture and sell computerized machine tools equipped with a fully integrated interactive computer control system that features our proprietary WinMax® software. Our computer control system enables a machine tool operator to create complex two-dimensional or three-dimensional machining programs directly from an engineering drawing or computer-aided design geometry file. An operator with little or no machine tool programming experience can successfully create a program with minimal training and begin machining the part in a short period of time.  The control features an operator console with a liquid crystal display (LCD), and incorporates an upgradeable personal computer (PC) platform using a high speed processor with solid rendering graphical programming.  In addition, WinMax® has a Windows®† based operating system that enables users to improve shop floor flexibility and software productivity. Companies using computer controlled machine tools are better able to:

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

Our Windows® based control facilitates our ability to meet these customer needs. The familiar Windows® operating system coupled with our intuitive conversational style of program creation allows our customers’ operators to create and edit part-making programs without incurring the incremental overhead of specialized computer aided design and computer aided manufacturing programmers. With the ability to transfer most computer aided design data directly into a Hurco program, programming time can be significantly reduced.

Machine tool products today are being designed to meet the demand for machining complex parts with greater part accuracies.  Our proprietary controls with WinMax® software and high speed processors efficiently handle the large amounts of data these complex part-making programs require, which enable our customers to create parts with higher accuracy at faster speeds. We continue to add technology to our control design as it becomes available. For example, UltiMotion, our patented motion control system, provides significant cycle time reductions and increases the quality of a part’s surface finish. This technology differentiates us in the marketplace and is incorporated into our control.

Our offering of machining centers, currently equipped with either a twin touch-screen console or a single touch-screen console, consists of the following nine product lines:

VM Product Line

The VM product line consists of moderately priced vertical machining centers for the entry-level market. The design premise of the machining center with a large work cube and a small footprint optimizes the use of available floor space. The VM line consists of five models in four sizes with X-axis (horizontal) travels of 18, 26, 40, and 50 inches.

VMX Product Line

The VMX product line consists of higher performing vertical machining centers aimed at manufacturers that require greater part accuracy. It is our flagship series of machining centers. The VMX line consists of 12 models in eight sizes with X-axis travels of 24, 26, 30, 42, 50, 60, 64, and 84 inches.

†Windows® is a registered trademark of Microsoft Corporation in the United States and other countries.

Five-Axis Product Line

The five-axis product line is targeted at manufacturers seeking to produce multi-sided parts in a single setup. Machines in this product line can yield significant productivity gains for manufacturers that previously had to process each side of a part separately. Additionally, investing in five-axis technology helps our customers to expand their customer base, as they are able to bid on more complex projects that require simultaneous five-axis operations. The five-axis product line consists of 18 models with three different configurations: swivel head, trunnion table, and cantilever.

HS Product Line

Due to the integral, motorized spindle with a base speed of 18,000 rpm, the HS product line is desirable for the die and mold industry because of that industry’s particular interest in the improvement of surface finish quality and the reduction of cycle time. Additionally, this product line offers us the opportunity to expand our customer base to manufacturers that produce larger batches. The HS product line consists of four models with X-axis travels of 24, 30, 42, and 60 inches.

HMX Product Line

The HMX product line is beneficial to manufacturers entering production manufacturing versus small batch manufacturing. The HMX machines have expanded tool capacity, a comprehensive chip management system, a built-in pallet changer, and a box-in-box design supported at both the top and bottom to increase rigidity for long production runs and heavy cuts. The HMX product line consists of three models in three sizes with X-axis travels of 24, 32, and 41 inches.

HBMX Product Line

The HBMX product line is beneficial to manufacturers that build custom machinery and parts for a multitude of industries, such as packaging, pharmaceutical, automotive, energy, and medical. Additionally, boring mills are also used to repair and/or rebuild large components. The HBMX boring mill product line consists of four models with X-axis travels of 55, 79, 94, and 120 inches.

TM/TMM Product Line

The TM/TMM product line of slant-bed lathes (horizontal turning centers) is designed for entry-level job shops and contract manufacturers seeking efficient processing of small to medium lot sizes. There is one TM model in seven sizes, measured by chuck size: the TM6, TM8, TM10, TM12, TM18, TM18L, and TM18BB. The TM18BB big bore turning center targets the energy and aerospace industries because it has a larger chuck diameter and bigger bar capacity for larger parts. We added motorized tooling on the lathe turret to further enhance the capability of the TM turning centers and designated it as the TMM product line. These turning centers with live tooling allow our customers to complete a number of secondary milling, drilling and tapping operations while the part is still held in the chuck after the turning operations are complete, which provides significant productivity gains. The TMM product line consists of three models: TMM8, TMM10, and TMM12.

TMX Product Line

The TMX product line consists of high performance turning centers.   There are six models in two sizes. The TMXMY models are equipped with an additional axis and motorized live tooling while the TMXMYS models also have an additional spindle.

DCX Product Line

The double column DCX series includes five models in three sizes. These 2-meter, 3-meter, and 4-meter machining centers are designed to facilitate production of large parts and molds often required by the aerospace, energy and custom machinery industries.

Milltronics Brand of CNC Machine Tools

We manufacture and sell computerized machine tools equipped with a fully integrated interactive computer control system that features compatibility with G & M Code programs (generated from CAD/CAM software) and conversational visual aid programming.

Our offering of Milltronics machining centers, equipped with the Milltronics 8200 B High Speed CNC Control, consists of the following seven product lines:

VM Product Line

The VM product line consists of moderately-priced vertical machining centers for the entry-level market. Customers can choose from 40-taper or 50-taper spindles and inline spindles or belted spindles. The VM line consists of 12 models in six sizes with X-axis (horizontal) travels of 20, 30, 40, 41.7, 50, and 60 inches.

TT Product Line

The TT product line is a twin table machining center that lets the customer access one table to load and unload parts while the other table is safely enclosed in the work zone as parts are being cut. The TT product line consists of the TT24 model with X-axis travels on both tables of 23 inches.

BR Product Line

The BR product line consists of bridge mills that are used in pattern shops and the aerospace industry in addition to job shops, due to the large table and travels that support a wide range of part sizes. The BR line consists of six models in three sizes with X-axis travels of 100, 150, and 200 inches.

MM/MB/RH Product Line

Products with the MM/MB or RH designation are part of the toolroom bed mill category, which are machines that do not have an enclosure, also referred to as open bed machines. The various product lines in this category denote different weights, table sizes and spindle speeds to address different customer needs. In total there are eight models in five sizes with X-axis travels of 30, 40, 60, 78, and 120 inches.

HBM Product Line

The HBM110XT is designed for precision machining of big work pieces and is equipped with a Fanuc® 32i-MB control system. This machine is beneficial to manufacturers that build custom machinery and repair and/or rebuild large components. Additionally, the boring mill can be used to manufacture parts for other sectors, such as packaging, pharmaceutical, automotive, energy, and medical.

SL Product Line

The SL product line of slant-bed lathes (horizontal turning centers) is designed for entry-level job shops and contract manufacturers seeking efficient processing of small to medium lot sizes. There are four models with chuck sizes of 6, 10, 12, and 18 inches.

ML Product Line

The ML product line consists of combination lathes that the customer can configure for either toolroom or production applications with the option to add live tooling.   There are 17 models available in the following six swing-over bed diameters: 17, 19, 23, 27, 36, and 39.7 inches.

Takumi Brand of CNC Machine Tools

Our Takumi machine tools feature industry standard CNC controls, including Fanuc®, Siemens®, Mitsubishi® or Heidenhain®. Models include drill and tap machines; three-axis vertical machining centers with linear guides; three-axis vertical machining centers with box ways; high-speed, double column vertical machining centers; and heavy duty, double column machining centers.

VT Series

The VT Series includes one high-speed drill and tap machine. Model VT500 features fast tool change times and rapid spindle acceleration/deceleration. This three-axis machine is designed for high volume production applications such as automotive parts or electronics components.

VC Series

The VC Series vertical machining centers are fast, three-axis linear guide machining centers designed for customers doing batch or production work. The VC machines are available in two sizes with X-axis travels of 34 and 42 inches.

V Series

The V Series vertical machining centers are heavy duty, box way machines built for tough applications such as roughing cast iron. These three-axis, massive machines feature belt or geared spindles to provide maximum torque. The V Series product line includes eight models with X-axis travels of 39, 43, 47, 60, 70, 78, 86, and 126 inches.

H Series

Designed to produce parts that require high precision and superior surface finishes, H Series machines offer an extremely rigid and thermally stable double column design. These three-axis models feature high-speed direct drive or built-in HSK spindles with up to 20,000 rpm. One model is specifically built for the machining of graphite or copper electrodes used in electrical discharge machining (EDM). The H Series product line consists of eight models in seven different sizes with X-axis travels of 30, 35, 40, 53, 63, 86, and 126 inches.

BC Series

The BC Series machine is a double column three-axis machining center designed for heavy cutting and applications that require high power and torque, such as mold and die. This model includes a 6,000 rpm geared-head design with X-axis travels of 82 inches.

Hurco Computer Control Systems and Software

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

Software Products

In addition to our standard computer control features, we offer software option products for part programming.  These products are sold to users of our Hurco computerized machine tools equipped with our twin touch-screen or single touch-screen consoles featuring WinMax® control software.  Each international division packages the options as appropriate for its market. The most common options include: Swept Surface, DXF Transfer, UltiMonitor, UltiPocket with Helical Ramp Entry and Insert Pockets, Conversational Part and Tool Probing, Tool and Material Library, NC/Conversational Merge, Job List, Stream Load, Linear Thermal Compensation, Thread Repair, and Simultaneous Five-Axis Contouring.

Our Swept Surface software option simplifies programming of 3D contours and significantly reduces programming time.

The DXF Transfer software option increases operator productivity because it eliminates manual data entry of part features by transferring AutoCAD®* drawing files directly into our computer control or into our desktop programming software, WinMax® Desktop.

UltiMonitor is a web-based productivity, management and service tool that enables customers to monitor, inspect and receive notifications about their Hurco machines from any location where they can access the internet. Customers can transfer part designs, receive event notifications via email or text, access diagnostic data, monitor the machine via webcam and communicate with the machine operator.

UltiPocket with Helical Ramp Entry and Insert Pockets automatically calculates the tool path around islands, eliminating the arduous task of plotting these shapes.  Islands can also be rotated, scaled and repeated.

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

NC/Conversational Merge lets the user incorporate conversational features, such as tool probing, pattern operations, and scaling into existing G-Code programs.

Job List provides an intuitive way to group files together and run them sequentially without operator intervention, which promotes automation, lights-out machining, program stitching, file bundling, and adaptive processes.

Stream Load allows the user to run very large NC files without the need to upload the entire file into the control’s memory to avoid exceeding memory limits.

Linear Thermal Compensation is a feature that allows the user to specify corrections to compensate for the effects of thermal growth in high speed machining applications.

* AutoCAD® is a registered trademark of Autodesk, Inc., and/or its subsidiaries and/or affiliates in the U.S. and/or other countries.

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

LCM Machine Tool Components and Accessories

Based in Italy, LCM designs, manufactures and sells mechanical and electro-mechanical components and accessories for machine tools. LCM’s direct drive spindle, swivel head, and rotary torque table are used in our SRT line of five-axis machining centers to achieve simultaneous five-axis machining.

CNC Rotary Tables

LCM has five lines of CNC rotary tables for both horizontal and vertical-horizontal positioning. Customers can choose rotary tables with either hydraulic or pneumatic clamping systems. Additionally, LCM offers CNC rotary tables powered by either a torque motor or a high-precision mechanical transmission.

CNC Tilt Tables

LCM has seven lines of CNC tilting rotary tables, of which four lines are intended specifically for five-axis machining centers. Each of the seven lines is differentiated by the technology used for clamping (hydraulic or pneumatic) and by the type of transmission (either mechanical transmission or torque motor).

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

Manufacturing

Our computerized metal cutting machine tools are manufactured and assembled to our specifications primarily by our wholly-owned subsidiaries in Taiwan (HML) and Waconia, Minnesota, (Milltronics). HML and Milltronics conduct final assembly operations and are supported by a network of contract suppliers of components and sub-assemblies that manufacture components for our products. Our facility in Ningbo, China, focuses on the machining of castings to support HML’s production in Taiwan. The LCM line of electro-mechanical components and accessories for machine tools are designed and manufactured in Italy. Our facility in Indianapolis, Indiana also conducts final assembly operations for certain Hurco VMX machines for the North American market and manufactures certain electro-spindle components for LCM.

We have a contract manufacturing agreement for computer control systems with Hurco Automation, Ltd. (“HAL”), a Taiwanese company in which we have a 35% ownership interest.  This company produces all of our computer control systems to our specifications, sources industry standard computer components and our proprietary parts, performs final assembly and conducts test operations.

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

Marketing and Distribution

We sell our products through more than 170 independent agents and distributors throughout North America, Europe and Asia.  Although some distributors carry competitive products, we are the primary line for the majority of our distributors globally.  We also have direct sales personnel in China, France, Germany, India, Italy, Poland, Singapore, South Africa, Taiwan, the United Kingdom and certain parts of the United States, which are among the world's principal machine tool consuming markets.

Approximately 82% of the worldwide demand for computerized machine tools and computer control systems is outside of North America.  In fiscal 2015, approximately 68% of our revenues were from overseas customers.  No single end-user or distributor of our products accounted for more than 5% of our total sales and service fees. The end-users of our products are precision tool, die and mold manufacturers, independent job shops, and specialized short-run production applications within large manufacturing operations.  Industries served include aerospace, defense, medical equipment, energy, automotive/transportation, electronics and computer industries.

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

Intellectual Property

We consider the majority of our products to be proprietary. Various features of our control systems and machine tools employ technologies covered by patents and trademarks that are material to our business. We also own additional patents covering new technologies that we have acquired or developed, and that we are planning to incorporate into our control systems in the future.

Research and Development

In the fiscal years set forth below, non-capitalized research and development expenditures for new products, significant product improvements and expenditures related to software development projects that were capitalized were as follows (in thousands):

Fiscal Year	Non-Capitalized Research and Development	Capitalized Software Development
2015	$3,900	$1,400
2014	3,400	1,000
2013	3,000	1,000

Employees

We had approximately 769 full-time employees at the end of fiscal 2015, none of whom are covered by a collective-bargaining agreement or represented by a union. We have experienced no employee-generated work stoppages or disruptions and we consider our employee relations to be satisfactory.

Geographic Areas

Financial information about geographic areas in which we sell our products is set forth in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 16 of Notes to Consolidated Financial Statements. Some of the risks of doing business on a global basis are described in Item 1A. Risk Factors below.

Backlog

For information on orders and backlog, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Availability of Reports and Other Information

Our website can be found at www.hurco.com. We use this website as a means of disclosing pertinent information about us, free of charge, including:

•	our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, proxy materials, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after we electronically file that material with or furnish it to the SEC;
•	press releases on quarterly earnings, product announcements, legal developments and other material news that we may post from time to time;
•	corporate governance information including our Corporate Governance Principles, Code of Business Conduct and Ethics, information concerning our Board of Directors and its committees, including the charters of the Audit Committee, Compensation Committee, Nominating and Corporate Governance Committee and other governance-related policies; and
•	opportunities to sign up for email alerts and RSS feeds to have information provided in real time.

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

During fiscal 2015, approximately 68% of our revenues were derived from sales to customers located outside North America. In addition, our main manufacturing facilities are located outside of the United States. Our international operations are subject to a number of risks, including:

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

Quotas, tariffs, taxes or other trade barriers could require us to change manufacturing sources, reduce prices, increase spending on marketing or product development, withdraw from or not enter certain markets or otherwise take actions that could be adverse to us. Also, in some foreign jurisdictions, we may be subject to laws limiting the right and ability of entities organized or operating therein to pay dividends or remit earnings to affiliated companies unless specified conditions are met. These factors may adversely affect our future operating results. The vast majority of our products are shipped from our manufacturing facility in Taiwan from the Port of Taichung to four ports of destination: Los Angeles, California, Tacoma, Washington, Venlo, the Netherlands, and Shanghai, China. Changes in customs requirements, as a result of national security or other constraints put upon these ports, may also have an adverse impact on our results of operations.

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

Our wholly-owned subsidiaries, Hurco Manufacturing Limited, Ningbo Hurco Manufacturing Limited, Milltronics USA, Inc., and LCM Precision Technology S.r.l., produce our machine tools and electro-mechanical components and accessories in Taiwan, China, the U.S. and Italy, respectively. An unplanned interruption in manufacturing would have a material adverse effect on our results of operations and financial condition. Such an interruption could result from a change in the political environment or a natural disaster, such as an earthquake, typhoon, or tsunami. Any interruption in service by one of our key component suppliers, if prolonged, also could have a material adverse effect on our results of operations and financial condition.

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

The SEC requires disclosure by public companies of specified minerals, known as conflict minerals, that are necessary to the functionality or production of products manufactured or contracted to be manufactured. The rule requires a disclosure report to be filed annually with the SEC, and requires companies to perform due diligence, disclose and report whether or not such minerals originate from the Democratic Republic of Congo or an adjoining country. The rule could affect sourcing at competitive prices and availability in sufficient quantities of certain minerals used in the manufacture of components that are incorporated into our products, including tin, tantalum, gold and tungsten. The number of suppliers that provide conflict-free minerals may be limited. In addition, there may be material costs associated with complying with the disclosure requirements, such as costs related to the due diligence process of determining the source of certain minerals used in our products, as well as costs of possible changes to products, processes, or sources of supply as a consequence of such verification activities. We may not be able to sufficiently verify the origins of the relevant minerals used in components manufactured by third parties through the due diligence procedures that we implement, which may harm our reputation. We may also encounter challenges to satisfy those customers that require that all of the components of our products be certified as conflict-free, which could place us at a competitive disadvantage if we are unable to do so.

Due to future changes in technology, changes in market demand, or changes in market expectations, portions of our inventory may become obsolete or excessive.

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

In July 2015, we acquired a CNC machine tool business in Minnesota, USA. (Milltronics) and a CNC machine tool business in Taiwan (Takumi). In July 2013, we also acquired a machine tool component business in Italy (LCM). We may seek additional opportunities to expand our product offerings or the markets we serve by acquiring other companies, product lines, technologies and personnel. Acquisitions involve numerous risks, including the following:

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

Risks related to new product development also apply to acquisitions. For additional information, please see the risk factor above entitled, “Due to future changes in technology, changes in market demand, or changes in market expectations, portions of our inventory may become obsolete or excessive.”

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

If our network and system security measures are breached and unauthorized access is obtained to our data, to our customers’ or vendors’ data, or to our critical information technology systems, we may incur legal and financial exposure and liabilities.

As part of our business, we store our data and certain data about our customers and vendors in our information technology systems. If a third party gained unauthorized access to our data, including any data regarding our customers or vendors, the security breach could expose us to risks, including loss of business, litigation and possible liability. Our security measures may be breached as a result of third-party action, including intentional misconduct by computer hackers, employee error, malfeasance or otherwise. Additionally, third parties may attempt to fraudulently induce employees or customers into disclosing sensitive information such as user names, passwords or other information to gain access to our customers' data or our data, including our intellectual property and other confidential business information, or our information technology systems. Although we work closely with industry recognized manufacturers supporting the security measures we have employed in an effort to keep our technology current with the ongoing threats, the techniques used to obtain unauthorized access, or to sabotage systems, change frequently, and therefore we may be unable to anticipate these techniques or to implement adequate preventative measures. Any security breach could result in: the unauthorized publication of our confidential business or proprietary information; the unauthorized release of customer or vendor data and payment information; a loss of confidence by our customers; damage to our reputation; a disruption to our business; litigation and legal liability; and a negative impact on our future sales.  In addition, the cost and operational consequences of implementing further data protection measures could be significant.

Item 1B.        Unresolved Staff Comments

None.

Item 2.          PROPERTIES

The following table sets forth the principal use, location, and size of each of our facilities:

Principal Uses	Locations	Square Footage

Corporate headquarters, design and engineering, product testing, sales and marketing, application engineering and customer service	Indianapolis, Indiana, USA (1)	165,000

Manufacturing, assembly, sales, application engineering and customer service	Taichung, Taiwan Waconia, Minnesota, USA Castell’Alfero, Italy	402,300 97,700 32,300

Manufacturing	Ningbo, China	31,000

Sales, application engineering and customer service	High Wycombe, England Benoni, South Africa	16,000 2,500
	Paris, France	9,700
	Munich and Verl, Germany	20,100
	Milan, Italy	6,500
	Venlo, the Netherlands	9,700
	Toh Guan, Singapore	3,900
	Shanghai, Dongguan, Shenyang and Beijing, China	29,500
	Chennai, Delhi, and Pune India	6,700
	Liegnitz, Poland	2,900
	Grand Rapids, Michigan, USA	3,700
	Ball Ground, Georgia, USA	5,200

   (1)    Approximately 4,200 square feet is leased to a third-party under a lease that expires April 30, 2016.

We own the Indianapolis facility and lease all other facilities. The leases have terms expiring at various dates ranging from November 2015 to March 2024. We believe that all of our facilities are well maintained and are adequate for our needs now and in the foreseeable future. We do not believe that we would experience any difficulty in replacing any of the present facilities if any of our leases were not renewed at expiration.

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

The following information sets forth as of October 31, 2015, the name of each executive officer and his or her age, tenure as an officer, principal occupation and business experience:

Name	Age	Position(s) with the Company

Michael Doar	60	Chairman of the Board and Chief Executive Officer

Gregory S. Volovic	51	President

Sonja K. McClelland	44	Vice President, Secretary, Treasurer and Chief Financial Officer

John P. Donlon	58	Executive Vice President, International Sales/Service

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

Sonja K. McClelland has been employed by us since September 1996 and was elected as Vice President, Secretary, Treasurer and Chief Financial Officer in March 2014. Ms. McClelland served as Corporate Accounting Manager from September 1996 to 1999, as Division Controller for Hurco USA from September 1999 to November 2004, and as our Corporate Controller and Assistant Secretary from November 2004 to March 2014. Prior to joining us, Ms. McClelland was employed for three years by an international public accounting firm.

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

Fiscal	2015		Declared	2014		Declared
Quarter Ended:	High	Low	Dividends	High	Low	Dividends
January 31	$39.95	$30.33	$.07	$26.91	$23.63	$.05
April 30	$38.37	$28.22	$.08	$28.52	$24.00	$.07
July 31	$35.77	$30.13	$.08	$37.87	$24.98	$.07
October 31	$31.80	$24.93	$.08	$39.64	$30.88	$.07

On December 15, 2015, the closing price of our common stock on the Nasdaq Global Select Market was $25.39.

Holders

There were 124 holders of record of our common stock as of December 15, 2015.

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

Our payment of dividends is limited by our U.S. credit agreement, as further described in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 6 of Notes to Consolidated Financial Statements.

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

Item 6.         SELECTED FINANCIAL DATA

The Selected Financial Data presented below has been derived from our consolidated financial statements for the years indicated and should be read in conjunction with the consolidated financial statements and related notes set forth elsewhere herein and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Year Ended October 31,
	2015	2014	2013	2012	2011
	(In thousands, except per share amounts)
Statement of Operations Data:

Sales and service fees	$219,383	$222,303	$192,804	$203,117	$180,400
Gross profit	69,091	68,612	55,056	63,181	55,874
Selling, general and administrative expenses	45,287	46,615	41,413	41,160	38,493
Operating income (loss)	23,804	21,997	13,643	22,021	17,381
Other income (expense)	(251)	(636)	(1,201)	(157)	(1,762)
Net income (loss)	16,214	15,143	8,190	15,638	11,124
Earnings (loss) per common share- diluted	2.44	2.30	1.25	2.40	1.71
Weighted average common shares outstanding-diluted	6,602	6,538	6,497	6,470	6,472
Dividends declared per common share	$.31	$.26	$.10	—	—

	As of October 31,
	2015	2014	2013	2012	2011
	(Dollars in thousands)
Balance Sheet Data:

Current assets	$218,097	$210,754	$185,002	$173,381	$164,074
Current liabilities	65,086	66,803	55,686	49,372	57,228
Working capital	153,011	143,951	129,316	124,009	106,846
Current ratio	3.4	3.2	3.3	3.5	2.9
Total assets	245,841	236,931	211,235	195,312	186,545
Non-current liabilities	6,187	5,483	4,058	2,147	3,105
Total debt	1,583	3,272	3,665	3,206	865
Shareholders’ equity	174,568	164,645	151,491	143,793	126,212

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE OVERVIEW

Hurco Companies, Inc. is an industrial technology company.  We design, manufacture and sell computerized (i.e., Computer Numeric Control) machine tools, consisting primarily of vertical machining centers (mills) and turning centers (lathes), to companies in the metal cutting industry through a worldwide sales, service and distribution network.  Although our computer control systems and software products are proprietary, they predominantly use industry standard personal computer components.  Our computer control systems and software products are primarily sold as integral components of our computerized machine tool products.  We also provide machine tool components, software options, control upgrades, accessories and replacement parts for our products, as well as customer service and training support.

The following overview is intended to provide a brief explanation of the principal factors that have contributed to our recent financial performance. This overview is intended to be read in conjunction with the more detailed information included in our audited financial statements that appear elsewhere in this report.

During the third quarter of fiscal 2015, we acquired the assets of the machine tool business of Milltronics Manufacturing Company, Inc., a manufacturer of CNC knee mills, tool room bed mills, vertical machining centers, combination lathes, slant-bed lathes, horizontal machining centers, and bed mills. We are operating this business through our wholly-owned subsidiary, Milltronics USA, Inc. (“Milltronics”). Milltronics is based in Waconia, Minnesota and has been producing and selling CNC machine tools since 1973.

In addition to Milltronics, in the third quarter of fiscal 2015 we also acquired the assets of the machine tool business of Takumi Machinery Co., Ltd. (“Takumi”), a designer and manufacturer of CNC vertical machining centers, double column machining centers, high speed bridge machines and other machine tools, with sales primarily in Taiwan, China and Europe. Takumi is based in Taiwan and began producing and selling CNC machine tools since 1988. We are operating this Taiwan business through our wholly-owned subsidiary, Hurco Manufacturing Limited (“HML”). Takumi machines are equipped with industrial controls from Fanuc®, Siemens®, Mitsubishi® or Heidenhain® which can be used in high-volume parts manufacturing.

During the third quarter of fiscal 2013, we acquired the machine tool component business of LCM S.r.l, an Italian designer and manufacturer of electro-mechanical components and accessories for machine tools. We are operating this business through our wholly-owned subsidiary, LCM Precision Technology S.r.l. (“LCM”). We have used LCM components in our SRT line of five-axis machining centers that employ LCM's direct drive spindle, swivel head, and rotary torque table to achieve superior simultaneous five-axis machining. Based in Italy, this business has been producing and selling mechanical and electro-mechanical components for machine tools since 1986.

The market for machine tools is international in scope. We have both significant foreign sales and significant foreign manufacturing operations. During fiscal 2015, approximately 59% of our revenues were attributable to customers in Europe, where we typically sell more of our higher-performance, higher-priced VMX series machines. Additionally, approximately 9% of our revenues were attributable to customers in Asia, where we sell more of our entry-level, lower-priced machines, but where we also encounter greater price pressures. We sell our products through more than 170 independent agents and distributors in countries throughout North and South America, Europe and Asia. We also have our own direct sales and service organizations in China, France, Germany, India, Italy, Poland, Singapore, South Africa, Taiwan, the United Kingdom, certain parts of the United States. The vast majority of our machine tools are manufactured to our specifications primarily by our wholly-owned subsidiary in Taiwan, HML. Machine castings and components to support HML’s production are manufactured at our facility in Ningbo, China.

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

	Percentage of Revenues			Year-to-Year % Change
	2015	2014	2013	Increase (Decrease)
				’15 vs. ’14	’14 vs. ’13
Sales and service fees	100%	100%	100%	-1%	15%
Gross profit	31%	31%	29%	1%	25%
Selling, general and administrative expenses	21%	21%	21%	-3%	13%
Operating income (loss)	11%	10%	7%	8%	61%
Net income (loss)	7%	7%	4%	7%	85%

Fiscal 2015 Compared to Fiscal 2014

Sales and Service Fees. Sales and service fees for fiscal 2015 were $219.4 million, a decrease of $2.9 million, or 1%, compared to fiscal 2014. Excluding the negative currency impact of $21.2 million, sales and service fees for fiscal 2015 reflected growth of $18.3 million, or 8%, over fiscal 2014. Sales for fiscal 2015 included $10.0 million from the recently acquired businesses of Milltronics and Takumi.

Net Sales and Service Fees by Geographic Region

The following table sets forth net sales and service fees by geographic region for the fiscal years ended October 31, 2015 and 2014 (in thousands):

	October 31,				Increase (Decrease)
	2015		2014		Amount	%
North America	$70,169	32%	$62,142	28%	$8,027	13%
Europe	129,335	59%	138,201	62%	(8,866)	-6%
Asia Pacific	19,879	9%	21,960	10%	(2,081)	-9%
Total	$219,383	100%	$222,303	100%	$(2,920)	-1%

North American sales increased during fiscal 2015 by 13% compared to fiscal 2014. The increase in sales year-over-year was primarily due to sales from the recently acquired business of Milltronics totaling $6.7 million for fiscal 2015. European sales for fiscal 2015 decreased by 6% compared to fiscal 2014, reflecting sales growth of 8% and the negative currency impact of 14%. The year-over-year growth in European sales was driven by increased shipments of higher-performance machines in Germany, France and Italy. Asian Pacific sales for fiscal 2015 decreased by 9% compared to fiscal 2014, primarily due to softer markets in China and India. Sales for fiscal 2015 included sales from the recently acquired business of Takumi totaling $3.3 million.

Net Sales and Service Fees by Product Category

The following table sets forth net sales and service fees by product category for the fiscal years ended October 31, 2015 and 2014 (in thousands):

	October 31,				Increase (Decrease)
	2015		2014		Amount %
Computerized Machine Tools	$189,712	87%	$193,937	87%	$(4,225)	-2%
Service Fees, Parts and Other	29,671	13%	28,366	13%	1,305	5%
Total	$219,383	100%	$222,303	100%	$(2,920)	-1%

Orders and Backlog. Orders for fiscal 2015 were $223.2 million, a decrease of $9.3 million or 4%, compared to fiscal 2014. Excluding the negative currency impact of $21.2 million, orders reflected growth of $11.9 million, or 5%, over fiscal 2014. Orders for fiscal 2015 included $20.7 million from Milltronics and Takumi. Backlog was $41.2 million at October 31, 2015 and included $10.6 million of backlog for Milltronics and Takumi products, compared to $39.8 million at October 31, 2014. We do not believe backlog is a useful measure of past performance or indicative of future performance. Backlog orders as of October 31, 2015 are expected to be fulfilled in fiscal 2016.

Gross Profit. Gross profit for fiscal 2015 was $69.1 million, or 31% of sales, compared to $68.6 million, or 31% of sales, for fiscal 2014. The year-over-year improvement in gross profit was primarily attributable to increased sales of higher-performance machines across all regions, net of the pricing pressure and the negative impact of currency.

Operating Expenses. Selling, general and administrative expenses for fiscal 2015 were $45.3 million, or 21% of sales, compared to $46.6 million, or 21% of sales, for fiscal 2014. Fiscal year 2015 expenses included approximately $2.4 million related to Milltronics and Takumi, of which $0.7 million represented one-time acquisition costs. Selling, general and administrative expenses were favorably impacted by approximately $3.2 million, or 1% of sales, for fiscal 2015 when translating foreign expenses to U.S. Dollars for financial reporting purposes.

Operating Income (Loss). Operating income for fiscal 2015 was $23.8 million, or 11% of sales, compared to $22.0 million, or 10% of sales, compared, in fiscal 2014. The year-over-year improvement in operating income was primarily attributable to increased sales of higher-performance machines across all regions.

Other (Income) Expense, Net. Other expense, net for fiscal 2015 decreased by $0.4 million from fiscal 2014 as a result of increased income recorded under the equity method from a related party, Hurco Automation Limited.

Provision (Benefit) for Income Taxes. Our effective tax rate for fiscal 2015 was 31% in comparison to 29% for fiscal 2014. The increase in the effective income tax rate in fiscal 2014 was due primarily to changes in the geographic mix of income or loss among tax jurisdictions.

Net Income (Loss). Net income for fiscal 2015 was $16.2 million, or $2.44 per diluted share, an increase of $1.1 million, or 7%, from fiscal 2014 net income of $15.1 million, or $2.30 per diluted share.

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

Other (Income) Expense, Net. Other expense, net for fiscal 2014 decreased by $0.6 million from fiscal 2013 due to lower foreign currency losses experienced in fiscal 2014.

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

Liquidity and Capital Resources

At October 31, 2015, we had cash and cash equivalents of $55.2 million compared to $53.8 million at October 31, 2014. Approximately 46% of our $55.2 million of cash and cash equivalents is held in the U.S. The remaining balances are denominated in various foreign currencies and held by our foreign subsidiaries. These balances are associated with our permanent reinvestment strategy and are subject to fluctuations in currency exchange rates. We do not believe that the indefinite reinvestment of these funds offshore impairs our ability to meet our domestic working capital needs.

Working capital, excluding cash and cash equivalents, was $97.8 million at October 31, 2015, compared to $90.1 million at October 31, 2014. The increase in working capital, excluding cash and cash equivalents, was primarily due to inventories acquired from Milltronics and Takumi in July 2015.

Inventories were $106.3 million at October 31, 2015, compared to $96.0 million at October 31, 2014. The increase was primarily due to the Milltronics and Takumi acquisitions. Inventory turns at October 31, 2015 were 1.4 compared to 1.5 turns at October 31, 2014.

Capital expenditures were $4.5 million in fiscal 2015 and $2.6 million in fiscal 2014. Capital expenditures for fiscal 2015 were primarily for the purchase of factory equipment for production facilities in Indianapolis, Indiana, Taiwan and Italy, and software development costs. We funded these expenditures with cash flows from operations.

On December 5, 2014, we amended our credit agreement (the “U.S. credit agreement”) that provides us with a $12.5 million unsecured revolving credit and letter of credit facility. This amendment increased the cash dividend allowance from $3.0 million per calendar year to $4.0 million per calendar year and extended the scheduled maturity date of the agreement to December 7, 2016. The U.S. credit agreement also permits the issuance of up to $5.0 million in letters of credit.

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

At October 31, 2015, we had $1.6 million of borrowings under our China credit facility. We had no other debt or borrowings under any of our other credit facilities. At October 31, 2015, we were in compliance with the covenants contained in all of our credit facilities and had $20.4 million of available borrowing capacity under those facilities.

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

Contractual Obligations and Commitments

The following is a table of contractual obligations and commitments as of October 31, 2015 (all amounts in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Short-term debt	1,583	$1,583	$—	$—	$—
Operating Leases	7,220	2,976	2,877	713	653
Other	4,725	—	1,953	—	2,772
Total	$13,528	$4,559	$4,830	$713	$3,425

In addition to the contractual obligations and commitments disclosed above, we also have a variety of other obligations for the procurement of materials and services, none of which subject us to any material non-cancelable commitments. While some of these obligations arise under long-term supply agreements, we are not committed under these agreements to accept or pay for requirements that are not needed to meet our production needs. We have no material minimum purchase commitments or “take-or-pay” type agreements or arrangements. Unrecognized tax benefits in the amount of approximately $1.0 million, excluding any interest and penalties, have been excluded from the table above because we are unable to determine a reasonably reliable estimate of the timing of future payment.

We expect capital spending in fiscal 2016 to be approximately $5.5 million, which includes investments for capitalized software, capital equipment and costs to continue implementation of our integrated computer system. We expect to fund these commitments with cash on hand and cash generated from operations.

Off Balance Sheet Arrangements

From time to time, our subsidiaries guarantee third party payment obligations in connection with the sale of machines to customers that use financing. We follow Financial Accounting Standards Board (“FASB”) guidance for accounting for guarantees (codified in Accounting Standards Codification (“ASC”) 460). As of October 31, 2015, we had 17 outstanding third party payment guarantees totaling approximately $1.2 million. The terms of these guarantees are consistent with the underlying customer financing terms. Upon shipment of a machine, the customer has the risk of ownership. The customer does not obtain title, however, until it has paid for the machine. A retention of title clause allows us to recover the machine if the customer defaults on the financing. We accrue liabilities under these guarantees at fair value, which amounts are insignificant.

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

Service fees from maintenance contracts are deferred and recognized in earnings on a pro rata basis over the term of the contract. Sales related to software products are recognized when shipped in conformity with U.S. Generally Accepted Accounting Principles as promulgated by FASB related to software revenue recognition that requires at the time of shipment, persuasive evidence of an arrangement exists, delivery has occurred, the selling price is fixed and determinable and collectability is reasonably assured. The software does not require production, modification or customization.

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

Impairment of Long-Lived Assets – We are required periodically to review the recoverability of certain assets (property, plant and equipment, intangible assets, goodwill and other assets) based on projections of anticipated future cash flows, including future profitability assessments of various product lines. We estimate cash flows using internal budgets based on recent sales data.

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

Item 7a.      Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Interest on borrowings under our bank credit agreements are tied to prevailing domestic and foreign interest rates. At October 31, 2015, we had $1.6 million of borrowings under our China credit facility. We had no other debt or borrowings under any of our other credit facilities.

Foreign Currency Exchange Risk

In fiscal 2015, we derived approximately 68% of our revenues from foreign markets. All of our computerized machine tools and computer control systems assembled in Taiwan, as well as certain proprietary service parts, are sourced by our U.S.-based engineering and manufacturing division and re-invoiced to our foreign sales and service subsidiaries, primarily in their functional currencies.

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

Forward contracts for the sale or purchase of foreign currencies as of October 31, 2015, which are designated as cash flow hedges under FASB guidance related to accounting for derivative instruments and hedging activities, were as follows:

	Notional Amount	Weighted Avg.		Contract Amount at Forward Rates in U.S. Dollars
Forward Contracts	in Foreign Currency	Forward Rate		Contract Date	October 31, 2015	Maturity Dates
Sale Contracts:
Euro	25,750,000	1.1218		$28,885,105	$28,432,026	Nov 2015-Oct 2016
Sterling	5,440,000	1.5263		$8,303,079	$8,387,035	Nov 2015-Oct 2016
Purchase Contracts:
New Taiwan Dollar	805,000,000	31.51	*	$25,550,583	$24,791,910	Nov 2015-Oct 2016

*NT Dollars per U.S. Dollar

Forward contracts for the sale or purchase of foreign currencies as of October 31, 2015, which were entered into to protect against the effects of foreign currency fluctuations on receivables and payables and are not designated as hedges under this guidance denominated in foreign currencies, were as follows:

	Notional Amount	Weighted Avg.		Contract Amount at Forward Rates in U.S. Dollars
Forward Contracts	in Foreign Currency	Forward Rate		Contract Date	October 31, 2015	Maturity Dates
Sale Contracts:
Euro	23,239,827	1.1060		$25,704,170	$25,622,748	Nov 2015-Apr 2016
Pound Sterling	59,220	1.5290		$90,547	$91,331	Nov 2015
Canadian Dollar	349,000	0.7622		$266,006	$266,691	Apr 2016
South African Rand	10,152,800	0.0715		$725,817	$711,211	Apr 2016
Purchase Contracts:
New Taiwan Dollar	530,041,642	32.40	*	$16,359,552	$16,324,414	Nov 2015–Jan 2016

* NT Dollars per U.S. Dollar

We are exposed to foreign currency exchange risk related to our investment in net assets in foreign countries. To manage this risk, we entered into a forward contract with a notional amount of €3.0 million in November 2014. We designated this forward contract as a hedge of our net investment in Euro denominated assets. We selected the forward method under the FASB guidance related to the accounting for derivatives instruments and hedging activities. The forward method requires all changes in the fair value of the contract to be reported as a cumulative translation adjustment in Accumulated Other Comprehensive Loss, net of tax, in the same manner as the underlying hedged net assets. This forward contract matured in November 2015 and we entered into a new forward contract for the same notional amount that is set to mature in November 2016. As of October 31, 2015, we had a realized gain of $452,000 and an unrealized gain of $285,000, net of tax, recorded as cumulative translation adjustments in Accumulated other comprehensive loss, related to these forward contracts.

Forward contracts for the sale or purchase of foreign currencies as of October 31, 2015, which are designated as net investment hedges under this guidance were as follows:

	Notional Amount	Weighted Avg.	Contract Amount at Forward Rates in U.S. Dollars
Forward Contracts	in Foreign Currency	Forward Rate	Contract Date	October 31, 2015	Maturity Date
Sale Contracts:
Euro	3,000,000	1.2476	$3,742,800	$3,300,900	Nov 2015

Management’s Annual Report on Internal Control Over Financial Reporting

To the Shareholders and

Board of Directors

of Hurco Companies, Inc.:

Management of Hurco Companies, Inc. (the “Company”) has assessed the effectiveness of the Company’s internal control over financial reporting as of October 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (COSO). Management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting.

Because of its inherent limitations, the Company’s internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Milltronics and Takumi, which are included in the Company’s 2015 consolidated financial statements and constituted $32.4 million of total assets as of October 31, 2015 and $10.0 million and $0.3 million of sales and net income, respectively, for the year then ended.

In management’s opinion, the Company’s internal control over financial reporting as of October 31, 2015, was effective based on the criteria specified above.

Our independent registered accounting firm, Ernst & Young LLP, who also audited our consolidated financial statements, audited the effectiveness of our internal control over financial reporting as of October 31, 2015. Ernst & Young has issued their attestation report, which is included in Part II, Item 8 of this Annual Report on Form 10-K.

/s/ Michael Doar

Michael Doar,

Chairman of the Board and Chief Executive Officer

/s/ Sonja K. McClelland

Sonja K. McClelland

Vice President, Secretary, Treasurer and Chief Financial Officer

Indianapolis, Indiana

January 8, 2016

Item 8.             FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and

Board of Directors

of Hurco Companies, Inc.

We have audited the accompanying consolidated balance sheets of Hurco Companies, Inc. as of October 31, 2015 and 2014 and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended October 31, 2015. Our audits also included the financial statement schedule listed at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hurco Companies, Inc. at October 31, 2015 and 2014 and the consolidated results of its operations and its cash flows for each of the three years in the period ended October 31, 2015 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Hurco Companies, Inc.’s internal control over financial reporting as of October 31, 2015, based on criteria established in Internal Control – Integrated Framework issued by the Commission of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated January 8, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Indianapolis, Indiana

January 8, 2016

Report of Independent Registered Public Accounting Firm

To the Shareholders and

Board of Directors

of Hurco Companies, Inc.

We have audited Hurco Companies, Inc.’s internal control over financial reporting as of October 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). Hurco Companies, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As indicated in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Milltronics and Takumi, which are included in the 2015 consolidated financial statements of Hurco Companies, Inc. and constituted $32.4 million of total assets as of October 31, 2015 and $10.0 million and $0.3 million of sales and net income, respectively, for the year ended. Our audit of internal control over financial reporting of Hurco Companies, Inc. also did not include an evaluation of the internal control over financial reporting of Milltronics and Takumi.

In our opinion, Hurco Companies, Inc. maintained, in all material respects, effective internal control over financial reporting as of October 31, 2015, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Hurco Companies, Inc. as of October 31, 2015 and 2014 and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended October 31, 2015 of Hurco Companies, Inc. and our report dated January 8, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Indianapolis, Indiana

January 8, 2016

HURCO COMPANIES, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended October 31,
	2015	2014	2013
	(In thousands, except share and per share amounts)

Sales and service fees	$219,383	$222,303	$192,804
Cost of sales and service	150,292	153,691	137,748
Gross profit	69,091	68,612	55,056
Selling, general and administrative expenses	45,287	46,615	41,413
Operating income	23,804	21,997	13,643
Interest expense	198	264	280
Interest income	76	78	74
Investment income	78	42	21
Income from equity investments	474	444	228
Other (income) expense, net	681	936	1,244
Income before income taxes	23,553	21,361	12,442
Provision for income taxes	7,339	6,218	4,252
Net income	$16,214	$15,143	$8,190

Income per common share – basic	$2.46	$2.31	$1.26
Weighted average common shares outstanding – basic	6,543	6,497	6,455
Income per common share – diluted	$2.44	$2.30	$1.25
Weighted average common shares outstanding – diluted	6,602	6,538	6,497

Dividends paid per share	$.31	$.26	$.10

The accompanying notes are an integral part of the consolidated financial statements.

HURCO COMPANIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended October 31,
	2015	2014	2013
	(In thousands)

Net Income	$16,214	$15,143	$8,190
Other comprehensive income (loss):
Translation gain (loss) of foreign currency financial statements	(6,333)	(3,535)	892
(Gain) / loss on derivative instruments reclassified into operations, net of tax of $(431), $621, and $(599), respectively	(784)	1,129	(1,091)
Gain / (loss) on derivative instruments, net of tax of $712, $458, and $(512), respectively	1,291	830	(932)
Total other comprehensive income (loss)	(5,826)	(1,576)	(1,131)
Comprehensive income	$10,388	$13,567	$7,059

The accompanying notes are an integral part of the consolidated financial statements.

HURCO COMPANIES, INC.

CONSOLIDATED BALANCE SHEETS

	As of October 31,
	2015	2014
	(In thousands, except share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$55,237	$53,846
Accounts receivable, less allowance for doubtful accounts of $739 in 2015 and $878 in 2014	41,766	45,435
Inventories, net	106,308	95,992
Deferred income taxes	1,985	2,062
Derivative assets	1,228	3,127
Prepaid assets	9,769	8,927
Other	1,804	1,365
Total current assets	218,097	210,754
Property and equipment:
Land	841	782
Building	7,314	7,314
Machinery and equipment	24,026	19,432
Leasehold improvements	3,323	3,523
	35,504	31,051
Less accumulated depreciation and amortization	(22,362)	(19,546)
	13,142	11,505
Software development costs, less accumulated amortization	3,905	3,519
Goodwill	2,319	2,606
Intangible assets, net	1,289	1,635
Investments and other assets, net	7,089	6,912
	$245,841	$236,931

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$41,678	$40,464
Accounts payable-related parties	1,780	2,254
Accrued expenses and other	16,788	18,060
Accrued warranty expenses	2,186	2,048
Derivative liabilities	1,071	705
Short-term debt	1,583	3,272
Total current liabilities	65,086	66,803

Non-current liabilities:
Deferred income taxes	1,262	993
Accrued tax liability	953	1,054
Deferred credits and other	3,972	3,436
	6,187	5,483

Shareholders’ equity:
Preferred stock: no par value per share, 1,000,000 shares authorized, no shares issued	—	—
Common stock: no par value, $.10 stated value per share, 12,500,000 shares authorized, 6,650,517 and 6,589,918 shares issued; and 6,551,718 and 6,508,880 shares outstanding, as of October 31, 2015 and October 31, 2014, respectively	655	651
Additional paid-in capital	57,539	55,974
Retained earnings	125,760	111,580
Accumulated other comprehensive loss	(9,386)	(3,560)
Total shareholders’ equity	174,568	164,645
	$245,841	$236,931

The accompanying notes are an integral part of the consolidated financial statements.

HURCO COMPANIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended October 31,
	2015	2014	2013
	(In thousands)
Cash flows from operating activities:
Net income	$16,214	$15,143	$8,190
Adjustments to reconcile net income to net cash provided by (used for) operating activities, net of acquisitions:
Provision for doubtful accounts	(139)	338	32
Deferred income taxes	(1,013)	(874)	909
Equity in income of affiliates	(474)	(444)	(228)
Foreign currency (gain) loss	3,223	2,260	(807)
Unrealized (gain) loss on derivatives	147	208	(477)
Depreciation and amortization	3,222	3,309	3,392
Stock-based compensation	1,193	921	979
Change in assets and liabilities, net of acquisitions:
(Increase) decrease in accounts receivable	3,666	(11,653)	4,660
(Increase) decrease in inventories	2,852	(4,971)	(1,020)
(Increase) decrease in prepaid expenses	383	(4,646)	83
Increase (decrease) in accounts payable	(1,028)	8,642	1,768
Increase (decrease) in accrued expenses	(962)	5,257	(1,885)
Net change in derivative assets and liabilities	1,081	2,842	542
Other	179	3	(1,753)
Net cash provided by (used for) operating activities	28,544	16,335	14,385

Cash flows from investing activities:
Proceeds from sale of property and equipment	62	125	2
Purchase of property and equipment	(3,127)	(1,680)	(1,424)
Software development costs	(1,406)	(955)	(956)
Other investments	308	(76)	(256)
Acquisition of business, net of cash acquired	(17,650)	—	(380)
Net cash used for investing activities	(21,813)	(2,586)	(3,014)

Cash flows from financing activities:
Proceeds from exercise of common stock options	256	357	302
Dividends paid	(2,034)	(1,693)	(646)
Restricted shares vested	1	2	1
Tax benefit from exercise of stock options	119	—	2
Repayment on short-term debt	(1,605)	(379)	(4,271)
Net cash provided by (used for) financing activities	(3,263)	(1,713)	(4,612)

Effect of exchange rate changes on cash and cash equivalents	(2,077)	(994)	275
Net increase (decrease) in cash and cash equivalents	1,391	11,042	7,034

Cash and cash equivalents at beginning of year	53,846	42,804	35,770

Cash and cash equivalents at end of year	$55,237	$53,846	$42,804

Supplemental disclosures:
Cash paid for:
Interest	$156	$167	$176
Income taxes, net	$9,890	$5,782	$2,537

The accompanying notes are an integral part of the consolidated financial statements.

HURCO COMPANIES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(In thousands, except shares outstanding)	Common Stock Shares Outstanding	Common Stock Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

Balances, October 31, 2012	6,447,210	$645	$53,415	$90,586	$(853)	$143,793

Net income	—	—	—	8,190	—	8,190
Other comprehensive loss	—	—	—	—	(1,131)	(1,131)

Exercise of common stock options	11,369	1	302	—	—	303

Tax benefit from exercise of stock options	—	—	3	—	—	3

Stock-based compensation expense	6,475	1	978	—	—	979

Dividends paid	—	—	—	(646)	—	(646)

Balances, October 31, 2013	6,465,054	$647	$54,698	$98,130	$(1,984)	$151,491

Net income	—	—	—	15,143	—	15,143

Other comprehensive loss	—	—	—	—	(1,576)	(1,576)

Exercise of common stock options	20,306	2	357	—	—	359

Stock-based compensation expense	23,520	2	919	—	—	921

Dividends paid	—	—	—	(1,693)	—	(1,693)

Balances, October 31, 2014	6,508,880	$651	$55,974	$111,580	$(3,560)	$164,645
Net income	—	—	—	16,214	—	16,214

Other comprehensive loss	—	—	—	—	(5,826)	(5,826)

Exercise of common stock options	15,300	1	256	—	—	257

Stock-based compensation expense	27,538	3	1,190	—	—	1,193

Tax benefit from exercise of stock options	—	—	119	—	—	119

Dividends paid	—	—	—	(2,034)	—	(2,034)

Balances, October 31, 2015	6,551,718	$655	$57,539	$125,760	$(9,386)	$174,568

The accompanying notes are an integral part of the consolidated financial statements.

HURCO COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation. The consolidated financial statements include the accounts of Hurco Companies, Inc. (an Indiana corporation) and its wholly-owned subsidiaries. We have a 35% ownership interest in a Taiwan affiliate that is accounted for using the equity method. Our investment in that affiliate was approximately $3.0 million and $3.1 million as of October 31, 2015 and 2014, respectively. That investment is included in Investments and other assets, net on the accompanying Consolidated Balance Sheets. Intercompany accounts and transactions have been eliminated.

Statements of Cash Flows. We consider all highly liquid investments with a stated maturity at the date of purchase of three months or less to be cash equivalents. Cash flows from hedges are classified consistent with the items being hedged.

Translation of Foreign Currencies. All balance sheet accounts of non-U.S. subsidiaries are translated at the exchange rate as of the end of the year and translation adjustments of foreign currency balance sheets are recorded as a component of Accumulated other comprehensive loss in shareholders' equity. Income and expenses are translated at the average exchange rates during the year. Cumulative foreign currency translation adjustments, net of gains related to our net investment hedges, as of October 31, 2015 were a net loss of $10.9 million and are included in Accumulated other comprehensive loss. Foreign currency transaction gains and losses are recorded as income or expense as incurred and are recorded in Other (income) expense, net.

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

We had forward contracts outstanding as of October 31, 2015, in Euros, Pounds Sterling and New Taiwan Dollars with set maturity dates ranging from November 2015 through October 2016. The contract amount at forward rates in U.S. Dollars at October 31, 2015 for Euros and Pounds Sterling was $28.4 million and $8.4 million, respectively. The contract amount at forward rates in U.S. Dollars for New Taiwan Dollars was $24.8 million at October 31, 2015. At October 31, 2015, we had approximately $1.5 million of gains, net of tax, related to cash flow hedges deferred in Accumulated other comprehensive loss. Of this amount, $118,000 represented unrealized losses, net of tax, related to cash flow hedge instruments that remain subject to currency fluctuation risk. The majority of these deferred gains will be recorded as an adjustment to Cost of sales and service in periods through October 2016, in which the corresponding inventory that is the subject of the related hedge contract is sold, as described above.

We are exposed to foreign currency exchange risk related to our investment in net assets in foreign countries. To manage this risk, we entered into a forward contract with a notional amount of €3.0 million in November 2014. We designated this forward contract as a hedge of our net investment in Euro denominated assets. We selected the forward method under the FASB guidance related to the accounting for derivatives instruments and hedging activities. The forward method requires all changes in the fair value of the contract to be reported as a cumulative translation adjustment in Accumulated other comprehensive loss, net of tax, in the same manner as the underlying hedged net assets. This forward contract matured in November 2015 and we entered into a new forward contract for the same notional amount that is set to mature in November 2016. As of October 31, 2015, we had a realized gain of $452,000 and an unrealized gain of $285,000, net of tax, recorded as cumulative translation adjustments in Accumulated other comprehensive loss, related to these forward contracts.

Derivatives Not Designated as Hedging Instruments

We enter into foreign currency forward exchange contracts to protect against the effects of foreign currency fluctuations on receivables and payables denominated in foreign currencies. These derivative instruments are not designated as hedges under FASB guidance and, as a result, changes in their fair value are reported currently as Other (income) expense, net in the Consolidated Statements of Income consistent with the transaction gain or loss on the related receivables and payables denominated in foreign currencies.

HURCO COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

We had forward contracts outstanding as of October 31, 2015, in Euros, Pounds Sterling, Canadian Dollars, South African Rand, and New Taiwan Dollars with set maturity dates ranging from November 2015 through April 2016. The contract amounts at forward rates in U.S. Dollars at October 31, 2015 for Euros, Pounds Sterling, Canadian Dollars, and South African Rand totaled $26.7 million. The contract amount at forward rates in U.S. Dollars for New Taiwan Dollars was $16.3 million at October 31, 2015.

Fair Value of Derivative Instruments

We recognize the fair value of derivative instruments as assets and liabilities on a gross basis on our Consolidated Balance Sheets. As of October 31, 2015 and October 31, 2014, all derivative instruments were recorded at fair value on the balance sheets as follows (in thousands):

	2015		2014
	Balance Sheet	Fair	Balance Sheet	Fair
Derivatives	Location	Value	Location	Value

Designated as Hedging Instruments:
Foreign exchange forward contracts	Derivative assets	$1,079	Derivative assets	$2,596
Foreign exchange forward contracts	Derivative liabilities	$1,027	Derivative liabilities	$401

Not Designated as Hedging Instruments:
Foreign exchange forward contracts	Derivative assets	$149	Derivative assets	$531
Foreign exchange forward contracts	Derivative liabilities	$44	Derivative liabilities	$304

Effect of Derivative Instruments on the Consolidated Balance Sheets, Statements of Changes in Shareholders’ Equity and Statements of Income

Derivative instruments had the following effects on our Consolidated Balance Sheets, Statements of Changes in Shareholders’ Equity and Statements of Income, net of tax, during the fiscal years ended October 31, 2015 and 2014 (in thousands):

Derivatives	Amount of Gain (Loss) Recognized in Other Comprehensive Income		Location of Gain (Loss) Reclassified from Other Comprehensive Income	Amount of Gain (Loss) Reclassified from Other Comprehensive Income
	2015	2014		2015	2014
Designated as Hedging Instruments:
(Effective Portion)

Foreign exchange forward contracts – Intercompany sales/purchases	$1,291	$830	Cost of sales and service	$784	$(1,129)

Foreign exchange forward contract – Net Investment	$304	$207

HURCO COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

We recognized a gain of $14,000 during the fiscal year ended October 31, 2015 and a gain of $16,000 during the fiscal year ended October 31, 2014 as a result of contracts closed early that were deemed ineffective for financial reporting and did not quality for cash flow hedges.

Derivatives	Location of Gain (Loss) Recognized in Operations	Amount of Gain (Loss) Recognized in Operations
		2015	2014
		(in thousands)
Not Designated as Hedging Instruments:
Foreign exchange forward contracts	Other income (expense)	$2,571	$1,657

The following table presents the changes in the components of Accumulated other comprehensive loss, net of tax, for the fiscal years ended October 31, 2015 and 2014 (in thousands):

	Foreign Currency Translation	Cash Flow Hedges	Total

Balance, October 31, 2013	(1,016)	(968)	(1,984)
Other comprehensive income (loss) before reclassifications	(3,535)	830	(2,705)
Reclassifications	—	1,129	1,129
Balance, October 31, 2014	$(4,551)	$991	$(3,560)
Other comprehensive income (loss) before reclassifications	(6,333)	1,291	(5,042)
Reclassifications	—	(784)	(784)
Balance, October 31, 2015	$(10,884)	$1,498	$(9,386)

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

Total depreciation and amortization expense recognized for property and equipment for the fiscal years ended October 31, 2015, 2014 and 2013 was $2.2 million, $2.2 million, and $2.2 million, respectively.

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

Allowance for Doubtful Accounts. The allowance for doubtful accounts is based on our best estimate of probable credit issues and historical experience. We perform credit evaluations of the financial condition of our customers. No collateral is required for sales made on open account terms. Concentrations of credit risk with respect to accounts receivable are limited due to the large number of customers comprising our customer base and their dispersion across many geographic areas. We consider trade accounts receivable to be past due when payment is not made by the due date as specified on the customer invoice, and charge off uncollectible balances when all reasonable collection efforts have been exhausted.

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

Product Warranty. Expected future product warranty claims are recorded to expense when the product is sold. Product warranty estimates are established using historical information about the nature, frequency, and average cost of warranty claims. Warranty claims are influenced by factors such as new product introductions, technological developments, the competitive environment, and the costs of component parts. Actual payments for warranty claims could differ from the amounts estimated requiring adjustments to the liabilities in future periods. See Note 13 of Notes to Consolidated Financial Statements for further discussion of warranties.

Research and Development Costs. The costs associated with research and development programs for new products and significant product improvements, other than software development costs which are eligible for capitalization per FASB guidance, are expensed as incurred and are included in Selling, general and administrative expenses. Research and development expenses totaled $3.9 million, $3.4 million, and $3.0 million, in fiscal 2015, 2014, and 2013, respectively.

HURCO COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Software Development Costs. Costs incurred to develop computer software products and significant enhancements to software features of existing products to be sold or otherwise marketed are capitalized, after technological feasibility is established. Software development costs are amortized on a straight-line basis over the estimated product life of the related software, which ranges from three to five years. We capitalized costs of $1.4 million in fiscal 2015, $1.0 million in fiscal 2014, and $1.0 million in fiscal 2013 related to software development projects. Amortization expense for software development costs was $1.0 million, $1.2 million, and $1.2 million, for the fiscal years ended October 31, 2015, 2014, and 2013, respectively. Accumulated amortization at October 31, 2015 and 2014 was $15.3 million and $14.3 million, respectively. Estimated amortization expense for the existing amortizable intangible assets for the fiscal years ending October 31, is as follows (in thousands):

Fiscal Year	Amortization Expense
2016	$1,175
2017	1,175
2018	975
2019	400
2020	150

Goodwill and Intangible Assets. Goodwill and other separately recognized intangible assets with indefinite lives are not subject to amortization. At least once annually or when indicators of impairment exist, we perform an impairment test for goodwill. Goodwill is allocated to various reporting units. We utilize a two-stepped approach to measuring goodwill impairment. The first step of the test determines if there is potential goodwill impairment. In this step we compare the fair value of the reporting unit to its carrying amount (which includes goodwill). The fair value of the reporting unit is determined by using an estimate of future cash flows utilizing a risk-adjusted discount rate to calculate the net present value of future cash flows (income approach), and by using a market approach based upon an analysis of valuation metrics of comparable peer companies. If the carrying amount exceeds the fair value, we perform the second step of the test, which measures the amount of impairment loss to be recorded, if any. In the second step, we compare the carrying amount of the goodwill to the implied fair value of the goodwill based on the net fair value of the recognized and unrecognized assets and liabilities of the reporting unit. If the implied fair value is less than the carrying value, an impairment loss is recorded to the extent that the fair value of the goodwill is less than its carrying value. For other separately recognized intangible assets with indefinite lives, we use a qualitative approach to test such assets for impairment if certain conditions are met. Intangible assets that are determined to have a finite life are amortized over their estimated useful lives and are also subject to review for impairment, if indicators of impairment are identified. For fiscal 2015, we utilized the qualitative approach to test both goodwill and intangible assets for potential impairment. The changes in the carrying amounts of goodwill for the years ended October 31, 2015 and 2014 were as follows (in thousands):

Balance as of October 31, 2014	$2,606
Impact of foreign currency translation	(287)
Balance as of October 31, 2015	$2,319

HURCO COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

As of October 31, 2015, the balances of intangible assets, other than goodwill, were as follows (in thousands):

	Weighted Average Amortization Period	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets

Tradenames and trademarks	13 years	$231	$(41)	$190
Tradenames and trademarks	indefinite	60	—	60
Customer relationships	15 years	254	(97)	157
Technology	13 years	674	(121)	553
Patents	6 years	2,972	(2,717)	255
Other	8 years	373	(299)	74
Total		$4,564	$(3,275)	$1,289

As of October 31, 2014, the balances of intangible assets, other than goodwill, were as follows (in thousands):

	Weighted Average Amortization Period	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets

Tradenames and trademarks	13 years	$263	$(27)	$236
Tradenames and trademarks	indefinite	60	—	60
Customer relationships	15 years	260	(81)	179
Technology	13 years	766	(78)	688
Patents	6 years	2,972	(2,632)	340
Other	8 years	383	(251)	132
Total		$4,704	$(3,069)	$1,635

Intangible asset amortization expense was $207,000, $412,000, and $342,000 for fiscal 2015, 2014 and 2013, respectively. Annual intangible asset amortization expense for the next five fiscal years is estimated to be $137,000 in 2016; $115,000 in 2017; $115,000 in 2018; $115,000 in 2019 and $115,000 in 2020.

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

HURCO COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following table presents a reconciliation of our basic and diluted earnings per share computation:

	Fiscal Year Ended October 31,
	2015		2014		2013
(in thousands, except per share amount)	Basic	Diluted	Basic	Diluted	Basic	Diluted

Net income	$16,214	$16,214	$15,143	$15,143	$8,190	$8,190
Undistributed earnings allocated to participating shares	(93)	(93)	(121)	(121)	(86)	(86)
Net income applicable to common shareholders	$16,121	$16,121	$15,022	$15,022	$8,104	$8,104
Weighted average shares outstanding	6,543	6,543	6,497	6,497	6,455	6,455
Stock options and contingently issuable securities	—	59	—	41	—	42
	6,543	6,602	6,497	6,538	6,455	6,497
Income per share	$2.46	$2.44	$2.31	$2.30	$1.26	$1.25

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

The end market for our products consists primarily of precision tool, die and mold manufacturers, independent job shops, and specialized short-run production applications within large manufacturing operations. Industries served include: aerospace, defense, medical equipment, energy, automotive/transportation, electronics and computer industries. Our products are sold through more than 170 independent agents and distributors throughout North America, Europe and Asia. We also have our own direct sales and service organizations in China, France, Germany, India, Italy, Poland, Singapore, South Africa, Taiwan, the United Kingdom, and certain areas of the United States.

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

Manufacturing Risk. At present, our wholly-owned subsidiaries, Hurco Manufacturing Limited (“HML”), Ningbo Hurco Manufacturing Limited (“NHML”) and Milltronics USA, Inc. (“Milltronics”) produce the vast majority of our machine tools for all three brands, Hurco, Milltronics and Takumi. In addition, we manufacture electro-mechanical components and accessories for machine tools through our wholly-owned subsidiary, LCM Precision Technology S.r.l. (“LCM”). HML, NHML, Milltronics and LCM manufacture their products in Taiwan, China, U.S. and Italy, respectively. Any interruption in manufacturing at any of these locations would have an adverse effect on our financial operating results. Interruption in manufacturing at one of these locations could result from a change in the political environment or a natural disaster, such as an earthquake, typhoon, or tsunami. Any interruption with one of our key suppliers may also have an adverse effect on our operating results and our financial condition.

3.	OUT-OF-PERIOD ERROR CORRECTIONS

During the third quarter of fiscal year 2015, we recorded aggregate out-of-period corrections of $0.4 million, net of tax, which increased net assets and net income for the third quarter and full year of fiscal 2015 by that amount. These corrections were primarily associated with the overstatement of manufacturing overhead expenses, recorded as Cost of sales and service in prior year periods, due to errors in recording employee costs at one of our foreign subsidiaries.

HURCO COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

4.	INVENTORIES

Inventories as of October 31, 2015 and 2014 are summarized below (in thousands):

	2015	2014
Purchased parts and sub-assemblies	$25,914	$21,703
Work-in-process	20,575	14,236
Finished goods	59,819	60,053
	$106,308	$95,992

Finished goods inventory consigned to our distributors and agents throughout North America, Europe and Asia was $6.9 million and $6.2 million as of October 31, 2015 and 2014, respectively.

5.	ACQUISITIONS OF BUSINESSES

Milltronics and Takumi

On July 14, 2015, we acquired the assets of the machine tool business of Milltronics Manufacturing Company, Inc., a U.S.-based manufacturer of CNC mills, lathes, and vertical and horizontal machining centers. We are operating this U.S. business through our newly-formed subsidiary, Milltronics. Also, on July 28, 2015, we acquired the assets of the machine tool business of Takumi Machinery Co., Ltd. (“Takumi”), a Taiwan-based designer and manufacturer of CNC vertical machining centers, double column machining centers, high speed bridge machines and other machine tools equipped with industrial controls. We are operating this Taiwan business through our subsidiary, Hurco Manufacturing Limited. These acquisitions contribute to our efforts to expand our consolidated product range, customer base and global platform, and accelerate emerging market penetration, particularly in strategic markets such as China and South America. The combined Hurco, Milltronics and Takumi businesses represent a comprehensive product portfolio with more than 150 different models. The combined machine tool product lines also provide benefits from the development of product enhancements, technologies and models due to leverage of shared resources and cross-utilization of proven engineering designs, allowing us to achieve manufacturing cost reductions from economies of scale and manufacturing efficiencies.

HURCO COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The acquisitions were accounted for in accordance with ASC Topic 805, Business Combinations. Accordingly, the total purchase price was allocated on a provisional basis to assets acquired and net liabilities assumed in connection with the acquisitions based on their estimated fair values as of the completion of the acquisitions. These allocations reflected various provisional estimates that were available at the time and were subject to change during the purchase price allocation period as valuations were finalized. All valuations are now final.

The following table summarizes the fair value of assets acquired and liabilities assumed as of the closing dates. The adjustments were due to the step-up in inventory and final valuation of property, plant and equipment. The total fair value of the net assets acquired was approximately $17.7 million, which equated the total purchase prices of $12.5 million for Milltronics and $5.1 million for Takumi.

(in thousands)	Initial Valuation	Adjustments	Adjusted Values

Current assets	$22,091	$105	$22,196
Property plant and equipment	1,099	(105)	994
Total assets	23,190	—	23,190

Current liabilities	5,540	—	5,540

Total purchase price and cash expended	$17,650	$—	$17,650

The results of operations of Milltronics and Takumi have been included in our consolidated financial statements from the respective dates of acquisitions. The Milltronics business recorded revenues of $6.7 million and net loss of $0.1 million during the period following our acquisition on July 14, 2015 through October 31, 2015. The Takumi business recorded revenues of $3.3 million and net income of $0.4 million during the period following our acquisition on July 28, 2015 to October 31, 2015. We incurred various costs related to the purchase of these businesses including professional fees for due diligence, legal services and travel expenses. These costs totaled approximately $732,000 for the fiscal year ended October 31, 2015, and have been recorded in Selling, general and administrative expenses in our Consolidated Statements of Income.

The following unaudited condensed pro forma financial information is presented as if the acquisitions were completed as of November 1, 2013 (in thousands):

	Fiscal Year Ended October 31,
	2015	2014
Sales and service fees	$246,619	$265,918
Net income (loss)	11,772	11,345

The unaudited condensed pro forma financial information presented is for information purposes only and is not necessarily indicative of the actual results that would have occurred had the acquisitions been consummated at the beginning of the respective period, nor is it necessarily indicative of future consolidated operating results.  The 2015 and 2014 unaudited condensed pro forma financial results reflect Milltronics and Takumi operations for the fiscal years ended October 31, 2015 and 2014.   As the unaudited condensed pro forma financial information is presented as if the acquisitions had occurred on November 1, 2013, a net income reduction was reflected in the first quarter of fiscal 2014 related to acquisition costs of $0.7 million. Therefore, the effect of this item is included in the fiscal year ended October 31, 2014 unaudited pro forma results presented above, but not in the fiscal year ended October 31, 2015 results.

HURCO COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

LCM Precision Technology

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

HURCO COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

6.	CREDIT AGREEMENTS AND BORROWINGS

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

We have a £1.0 million revolving credit facility in the United Kingdom and a €1.5 million revolving credit facility in Germany. On May 12, 2014, we established a Taiwan credit facility in the amount of 100.0 million New Taiwan Dollars (approximately $3.1 million) with an expiration date of May 12, 2015. We did not renew this Taiwan credit facility. We also have a 40.0 million Chinese Yuan (approximately $6.3 million) credit facility in China that was renewed on February 17, 2015 with an expiration date of February 17, 2016.

All of our credit facilities are unsecured.

At October 31, 2015, we had $1.6 million of borrowings under our China credit facility which bears interest at 5.6% annually (variable rate). We had no other debt or borrowings under any of our other credit facilities. At October 31, 2014, we had $3.3 million of borrowings outstanding under our credit facility in China. At October 31, 2015, we were in compliance with all covenants contained in the related credit agreements and, as of that date, we had unutilized credit facilities of $20.4 million.

7.	FINANCIAL INSTRUMENTS

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

HURCO COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

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

In accordance with this guidance, the following table represents the fair value hierarchy for our financial assets and liabilities measured at fair value as of October 31 (in thousands):

	Assets		Liabilities
	October 31,	October 31,	October 31,	October 31,
	2015	2014	2015	2014
Level 1
Deferred compensation	$1,310	$1,232	$-	$-

Level 2
Derivatives	$1,228	$3,127	$1,071	$705

Recurring Fair Value Measurements

Included in Level 1 assets are mutual fund investments under a nonqualified deferred compensation plan. We estimate the fair value of these investments on a recurring basis using market prices which are readily available.

Included as Level 2 fair value measurements are derivative assets and liabilities related to gains and losses on foreign currency forward exchange contracts entered into with a third party. We estimate the fair value of these derivatives on a recurring basis using foreign currency exchange rates obtained from active markets. Derivative instruments are reported in the accompanying consolidated financial statements at fair value. We have derivative financial instruments in the form of foreign currency forward exchange contracts as described in Note 1 of Notes to Consolidated Financial Statements in which the U.S. Dollar equivalent notional amount of these contracts was $109.6 million and $122.2 million at October 31, 2015 and 2014, respectively. The fair value of Derivative assets recorded on our Consolidated Balance Sheets at October 31, 2015 and 2014 was $1.2 million and $3.1 million, respectively. The fair value of Derivative liabilities recorded on our Consolidated Balance Sheets at October 31, 2015 and 2014 was $1.1 million and $705,000, respectively.

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

HURCO COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Nonrecurring Fair Value Measurements

Certain nonfinancial assets and liabilities are measured at fair value on a nonrecurring basis and are subject to fair value adjustments in certain circumstances, such as when there is evidence of impairment. Assets and liabilities acquired in business combinations are recorded at their fair value as of the date of acquisition. Refer to Note 5 for the fair values of assets acquired and liabilities assumed in connection with the Milltronics, Takumi and LCM acquisitions.

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

8.	INCOME TAXES

In the fiscal years set forth below, the provision (benefit) for income taxes consisted of the following (in thousands):

	Year Ended October 31,
	2015	2014	2013

Current:
U.S. taxes	$4,600	$3,498	$737
Foreign taxes	3,752	3,594	2,606
	8,352	7,092	3,343
Deferred:
U.S. taxes	(896)	(709)	855
Foreign taxes	(117)	(165)	54
	(1,013)	(874)	909
	$7,339	$6,218	$4,252

HURCO COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

A comparison of income tax expense at the U.S. statutory rate of 35% to the Company’s effective tax rate is as follows:

	Year Ended October 31,
	2015	2014	2013
Income (Loss) before income taxes (in thousands):
Domestic	$10,806	$9,190	$4,524
Foreign	12,747	12,171	7,918
Earnings (Loss) before taxes on income	$23,553	$21,361	$12,442
Tax rates:
U.S. statutory rate	35%	35%	35%
Effect of tax rate of international jurisdictions different than U.S. statutory rates	(8)%	(6)%	(6)%
Valuation allowance	1%	0%	5%
State taxes	1%	0%	1%
Tax Credits	(1)%	(1)%	(3)%
Other	3%	1%	2%
Effective tax rate	31%	29%	34%

We have not made any provision for U.S. income taxes on the undistributed earnings of our wholly-owned foreign subsidiaries based upon our determination that such earnings will be indefinitely reinvested.  Undistributed earnings of our wholly-owned foreign subsidiaries at October 31, 2015 were approximately $67.8 million. In the event these earnings are later distributed to the U.S., such distributions would likely result in additional U.S. tax that may be offset, at least in part, by associated foreign tax credits.

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

As of October 31, 2015, we had deferred tax assets established for accumulated net operating loss carryforwards of $1.3 million, primarily related to state and foreign jurisdictions.  We also have deferred tax assets for research and development tax credits. We have established a valuation allowance against some of these carryforwards due to the uncertainty of their full realization.  As of October 31, 2015 and 2014, the balance of this valuation allowance was $1.5 million and $1.2 million, respectively.

HURCO COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Significant components of our deferred tax assets and liabilities at October 31, 2015 and 2014 were as follows (in thousands):

	October 31,
	2015	2014
Deferred Tax Assets:
Accrued inventory reserves	1,304	1,015
Accrued warranty expenses	441	397
Compensation related expenses	1,891	1,613
Unrealized exchange gain/loss	186	435
Other accrued expenses	237	167
Net operating loss and credit carryforwards	1,562	1,417
Other	170	118
	5,791	5,162
Less: Valuation allowance on net operating loss and credit carryforwards	(1,485)	(1,225)
Deferred tax assets	4,306	3,937

Deferred Tax Liabilities:
Net derivative instruments	(811)	(537)
Property and equipment and capitalized software development costs	(2,369)	(1,950)
Other	(403)	(381)

Net deferred tax assets	$723	$1,069

As of October 31, 2015, we had net operating losses carryforwards for international and U.S. income tax purposes of $7.1 million, of which $5.4 million will expire within 5 years and $1.7 million will expire between 5 and 20 years. We also had tax credits of $442,000 which will expire between 10 and 20 years.

A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding the related accrual for interest or penalties, is as follows (in thousands):

	2015	2014	2013
Balance, beginning of year	$1,196	$1,284	$118
Additions based on tax positions related to the current year	17	5	1,217
Additions (reductions) related to prior year tax positions	(51)	(4)	23
Reductions due to statute expiration	—	—	(74)
Other	(128)	(89)	—

Balance, end of year	$1,034	$1,196	$1,284

The entire balance of the unrecognized tax benefits and related interest at October 31, 2015, if recognized, would favorably affect the effective tax rate in future periods.

We recognize accrued interest and penalties related to unrecognized tax benefits as components of our income tax provision.  As of October 31, 2015, the gross amount of interest accrued, reported in other liabilities, was approximately $37,000, which did not include the federal tax benefit of interest deductions. The statute of limitations with respect to unrecognized tax benefits will expire between July 2017 and July 2019.

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

HURCO COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

We file income tax returns in the U.S. federal jurisdiction and various states, local, and non-U.S. jurisdictions. There are currently no open audits in any jurisdictions.

A summary of open tax years by major jurisdiction is presented below:

United States federal	Fiscal 2012 through the current period
Indiana	Fiscal 2011 through the current period
California	Fiscal 2011 through the current period
Germany¹	Fiscal 2013 through the current period
Taiwan	Fiscal 2012 through the current period

¹ Includes federal as well as state, provincial or similar local jurisdictions, as applicable.

9.	EMPLOYEE BENEFITS

We have defined contribution plans that include a majority of our employees, under which our matching contributions are primarily discretionary. The purpose of these plans is generally to provide additional financial security during retirement by providing employees with an incentive to save throughout their employment. Our contributions and related expense totaled $933,000, $884,000, and $787,000, for the fiscal years ended October 31, 2015, 2014 and 2013, respectively.

10.	STOCK-BASED COMPENSATION

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

During fiscal 2015, 2014 and 2013, we recorded approximately $1.2 million, $921,000 and $979,000, respectively, of stock-based compensation expense related to grants under the 2008 Plan. As of October 31, 2015, there was an estimated $1.5 million of total unrecognized stock-based compensation cost that we expect to recognize by the end of the first quarter of fiscal 2018.

During fiscal 2015, options to purchase 15,300 shares were exercised, resulting in cash proceeds of approximately $257,000.

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

HURCO COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

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

HURCO COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

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

A reconciliation of the Company’s restricted stock activity and related information is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value

Unvested at October 31, 2014	81,038	$23.83
Shares granted	52,643	32.67
Shares vested	(27,538)	23.08
Shares withheld	(7,344)	21.82
Unvested at October 31, 2015	98,799	$28.89

HURCO COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

A summary of the status of the options as of October 31, 2015, 2014 and 2013 and the related activity for the year is as follows:

	Shares Under Option	Weighted Average Exercise Price Per Share
Balance October 31, 2012	155,105	$20.75
Granted	24,976	23.30
Cancelled	—	—
Expired	—	—
Exercised	(11,369)	26.69
Balance October 31, 2013	168,712	$20.73
Granted	—	—
Cancelled	(20,217)	25.59
Expired	—	—
Exercised	(20,306)	17.67
Balance October 31, 2014	128,189	$20.45
Granted	—	—
Cancelled	(5,000)	35.83
Expired	—	—
Exercised	(15,300)	16.81
Balance October 31, 2015	107,889	$20.25

The total intrinsic value of stock options exercised during the twelve months ended October 31, 2015, 2014 and 2013 was approximately $154,000, $424,000 and $0, respectively.

As of October 31, 2015, the total intrinsic value of outstanding stock options already vested and expected to vest and the intrinsic value of options that are outstanding and exercisable was $759,000. Stock options outstanding and exercisable on October 31, 2015, are as follows:

Range of Exercise Prices Per Share	Shares Under Option	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life in Years
Outstanding
$14.82	24,000	$14.82	4.1
14.88	4,200	14.88	3.5
18.13	16,000	18.13	4.5
21.45	37,841	21.45	6.1
23.30	20,848	23.30	7.1
35.83	5,000	35.83	2.6
$14.82 – 35.83	107,889	$20.25	5.4
Exercisable
$14.82	24,000	$14.82	4.1
14.88	4,200	14.88	3.5
18.13	16,000	18.13	4.5
21.45	37,841	21.45	6.1
23.30	13,899	23.30	4.7
35.83	5,000	35.83	2.6
$14.82 – 35.83	100,940	$20.04	4.9

HURCO COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

11.	RELATED PARTY TRANSACTIONS

As of October 31, 2015, we owned approximately 35% of the outstanding shares of a Taiwanese-based contract manufacturer, Hurco Automation, Ltd. (“HAL”). HAL’s scope of activities includes the design, manufacture, sales and distribution of industrial automation products, software systems and related components, including control systems and components produced under contract for sale exclusively to us. We are accounting for this investment using the equity method. The investment of $3.0 million and $3.1 million at October 31, 2015 and 2014 is included in Investments and other assets, net on the Consolidated Balance Sheets. Purchases of product from HAL amounted to $8.9 million, $9.3 million and $9.8 million in 2015, 2014 and 2013, respectively. Sales of product to HAL were $723,000, $1.4 million and $1.5 million for the years ended October 31, 2015, 2014 and 2013, respectively. Trade payables to HAL were $1.8 million and $2.3 million at October 31, 2015 and 2014, respectively. Trade receivables from HAL were $55,000 and $255,000 at October 31, 2015 and 2014, respectively.

Summary unaudited financial information for HAL’s operations and financial conditions is as follows (in thousands):

	2015	2014	2013

Net Sales	$12,852	$12,063	$12,312
Gross Profit	2,041	1,759	1,949
Operating Income (Loss)	665	468	544
Net Income (Loss)	1,546	1,264	747

Current Assets	$10,262	$10,469	$8,755
Non-current Assets	3,087	3,065	2,820
Current Liabilities	3,472	3,637	2,846

12.	CONTINGENCIES AND LITIGATION

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

13.	GUARANTEES AND PRODUCT WARRANTIES

From time to time, our subsidiaries guarantee third party payment obligations in connection with the sale of machines to customers that use financing. We follow FASB guidance for accounting for guarantees (codified in ASC 460). As of October 31, 2015, we had 17 outstanding third party payment guarantees totaling approximately $1.2 million. The terms of these guarantees are consistent with the underlying customer financing terms. Upon shipment of a machine, the customer has the risk of ownership. The customer does not obtain title, however, until it has paid for the machine. A retention of title clause allows us to recover the machine if the customer defaults on the financing. We accrue liabilities under these guarantees at fair value, which amounts are insignificant.

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

	2015	2014	2013
Balance, beginning of year	$2,048	$1,778	$1,623
Provision for warranties during the year	3,736	3,846	3,811
Charges to the accrual	(3,495)	(3,529)	(3,670)
Impact of foreign currency translation	(103)	(47)	14
Balance, end of year	$2,186	$2,048	$1,778

The increase in the warranty reserve from fiscal 2014 to 2015 included $241,000 of warranty obligations assumed as part of the acquisitions of Milltronics and Takumi. The increase from fiscal 2013 to 2014 reflected higher sales volumes and anticipated claims of machines under warranty as well as the sale of a greater number of our higher-performance machines which have a higher cost per claim.

14.	OPERATING LEASES

We lease facilities, certain equipment and vehicles under operating leases that expire at various dates through 2024. Future payments required under operating leases as of October 31, 2015, are summarized as follows (in thousands):

2016	$2,976
2017	1,911
2018	966
2019	524
2020 and thereafter	843
Total	$7,220

Lease expense for the years ended October 31, 2015, 2014, and 2013 was $3.8 million, $4.0 million, and $3.6 million, respectively.

We recorded approximately $66,000 of lease income during fiscal 2014 from leasing a portion of our Indianapolis facility. The lease expires on April 30, 2016.

HURCO COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

15.	QUARTERLY FINANCIAL INFORMATION (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2015 (In thousands, except per share data)

Sales and service fees	$50,972	$50,183	$52,535	$65,693
Gross profit	16,547	16,559	16,630	19,355
Gross profit margin	32%	33%	32%	29%
Selling, general and administrative expenses	10,454	10,850	11,351	12,632
Operating income	6,093	5,709	5,279	6,723
Provision for income taxes	2,037	1,878	1,573	1,851
Net income	3,766	3,961	3,683	4,804
Income per common share – basic	$0.57	$0.60	$0.56	$0.73
Income per common share – diluted	$0.57	$0.60	$0.55	$0.72

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2014 (In thousands, except per share data)
Sales and service fees	$50,970	$53,731	$55,379	$62,223
Gross profit	13,919	16,629	18,012	20,052
Gross profit margin	27%	31%	33%	32%
Selling, general and administrative expenses	10,600	11,206	11,869	12,940
Operating income	3,319	5,423	6,143	7,112
Provision for income taxes	904	1,585	1,684	2,045
Net income	2,369	3,536	4,375	4,863
Income per common share – basic	$0.36	$0.54	$0.67	$0.74
Income per common share – diluted	$0.36	$0.54	$0.66	$0.74

16.	SEGMENT INFORMATION

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

HURCO COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

We sell our products through more than 170 independent agents and distributors throughout North America, Europe and Asia. Our line is the primary line for the majority of our distributors globally even though some may carry competitive products. We also have our own direct sales and service organizations in China, France, Germany, India, Italy, Poland, Singapore, South Africa, Taiwan, the United Kingdom, and certain areas of the United States, which are among the world's principal machine tool consuming countries. During fiscal 2015, no distributor accounted for more than 5% of our sales and service fees. In fiscal 2015, approximately 68% of our revenues were from overseas customers and no single end-user of our products accounted for more than 5% of our total sales and service fees.

The following table sets forth the contribution of each of our product groups to our total sales and service fees during each of the past three fiscal years (in thousands):

Net Sales and Service Fees by Product Category

	Year ended October 31,
	2015	2014	2013

Computerized Machine Tools *	$189,712	$193,937	$166,896
Computer Control Systems and Software †	3,085	3,407	3,066
Service Parts	19,375	17,391	16,474
Service Fees	7,211	7,568	6,368
Total	$219,383	$222,303	$192,804

* Amounts shown include sales of Milltronics and Takumi computerized machine tools and LCM electro-mechanical components to third parties since the respective dates of acquisitions.

† Amounts shown do not include computer control systems and software sold as an integrated component of computerized machine systems.

The following table sets forth revenues by geographic area, based on customer location, for each of the past three fiscal years (in thousands):

Revenues by Geographic Area

	Year Ended October 31,
	2015	2014	2013

North America	$70,604	$62,247	$60,660

Germany	43,727	51,581	43,597
United Kingdom	28,384	32,557	27,343
Italy	11,768	13,456	8,738
France	13,162	9,972	10,918
Other Europe	26,598	24,728	22,738
Total Europe	123,639	132,294	113,334

Asia Pacific	20,265	23,766	17,401
Other Foreign	4,875	3,996	1,409
Total Foreign	148,779	160,056	132,144
	$219,383	$222,303	$192,804

HURCO COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Long-lived tangible assets, net by geographic area, were (in thousands):

	As of October 31,
	2015	2014
United States	$8,658	$6,815
Foreign countries	5,893	6,017
	$14,551	$12,832

Net assets by geographic area were (in thousands):

	As of October 31,
	2015	2014
North America	$83,236	$79,121
Europe	59,468	61,186
Asia Pacific	31,864	24,338
	$174,568	$164,645

17.	NEW ACCOUNTING PRONOUNCEMENTS

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), establishing a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. This update provides a five-step analysis in determining when and how revenue is recognized. The new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services and will supersede most of the existing revenue recognition guidance, including industry-specific guidance. We have the option of using either a full retrospective or modified approach to adopt this guidance. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which deferred the effective date of ASU No. 2014-09 for all entities by one year. Therefore, ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. We are assessing the method of adoption and the impact this new accounting guidance will have on our consolidated financial statements.

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory, which requires companies to measure inventory at lower of cost and net realizable value, versus lower of cost or market. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. This update is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early application is permitted, and the guidance should be applied prospectively. We do not expect that the adoption of this accounting standard update will have a material effect on our consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes, which requires companies to present deferred income tax assets and deferred income tax liabilities as noncurrent in a classified balance sheet instead of the current requirement to separate deferred income tax liabilities and assets into current and noncurrent amounts. ASU 2015-17 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early application is permitted either prospectively or retrospectively.  We do not expect that the adoption of this accounting standard update will have a material effect on our consolidated financial statements.

Item 9.          Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.        CONTROLS AND PROCEDURES

Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2015, pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of the evaluation date.

There have been no changes in our internal control over financial reporting that occurred during the fourth quarter of the fiscal year ended October 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

On July 14, 2015 and July 28, 2015, we completed the purchases of certain assets of Milltronics Manufacturing Company, Inc. and Takumi Machinery Co., Ltd., respectively, which include certain previously existing information systems and internal controls over financial reporting. In conducting our evaluation of effectiveness of our internal control over financial reporting, we have elected to exclude Milltronics and Takumi from our fiscal 2015 evaluation, as permitted under existing SEC rules. We are currently in the process of evaluating and integrating Milltronics and Takumi’s internal controls over financial reporting with ours.

The attestation report of our independent registered public accounting firm on our internal control over financial reporting is included in this report under Item 8. Financial Statements and Supplementary Data. Our management’s annual report on internal control over financial reporting is included in this report immediately preceding Item 8.

Item 9B.       OTHER INFORMATION

During the fourth quarter of fiscal 2015, the Audit Committee of the Board of Directors did not engage our independent registered public accounting firm to perform any new non-audit services. This disclosure is made pursuant to Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002.

The following graph illustrates the cumulative total shareholder return on our common stock for the five-year period ended October 31, 2015, as compared to (1) the Russell 2000, and (2) a peer group of 20 U.S. manufacturing companies (Ampco-Pittsburgh Corporation, Douglas Dynamics, Inc., Dynamic Materials Corporation, The Eastern Company, Electro Scientific Industries, Inc., FARO Technologies, Inc., Graham Corporation, GSI Group Inc., Hardinge Inc., Kadant Inc., Key Technology, Inc., Key Tronic Corporation, The L.S. Starrett Company, Nanometrics Incorporated, NN, Inc., PDF Solutions, Inc., Proto Labs, Inc., QAD Inc., Sun Hydraulics Corporation and Transcat, Inc.).

The Compensation Committee of our Board of Directors is using the new peer group to assist it in making compensation decisions. We believe the new peer group better reflects our operations. The comparisons in this table are required by the SEC and are not intended to forecast or be indicative of possible future performance of our common stock.

	10/10	10/11	10/12	10/13	10/14	10/15
Hurco Companies, Inc.	100.00	141.96	124.89	133.59	212.08	149.34
Russell 2000	100.00	106.71	119.60	162.99	176.14	176.73
Peer Group	100.00	123.23	119.48	186.91	179.03	150.29

PART III

Item 10.       DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated herein by reference to the definitive proxy statement for our 2016 annual meeting of shareholders except that the information required by Item 10 regarding our executive officers is included herein under a separate caption at the end of Part I.

Item 11.       EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the definitive proxy statement for our 2016 annual meeting of shareholders.

Item 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated herein by reference to the definitive proxy statement for our 2016 annual meeting of shareholders.

Item 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to the definitive proxy statement for our 2016 annual meeting of shareholders.

Item 14.       PRINCIPal ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated herein by reference to the definitive proxy statement for our 2016 annual meeting of shareholders.

PART IV

Item 15.       Exhibits AND Financial Statement Schedules

All other financial statement schedules are omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

(b)	Exhibits

Exhibits being filed with this Form 10-K or incorporated herein by reference are listed on page 71.

Schedule II - Valuation and Qualifying Accounts and Reserves

for the Years Ended October 31, 2015, 2014, and 2013

(Dollars in thousands)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts		Deductions		Balance at End of Period

Allowance for doubtful accounts for the year ended:

October 31, 2015	$878	$(13)	$—		$126	(2)	$739

October 31, 2014	$540	$446	$—		$108	(2)	$878

October 31, 2013	$384	$88	$124	(1)	$56	(2)	$540

Income tax valuation allowance for the year ended:

October 31, 2015	$1,225	$402	$—		$142		$1,485

October 31, 2014	$1,199	$81	$—		$55		$1,225

October 31, 2013	$460	$739	$—		$—		$1,199

(1) Allowance for doubtful accounts acquired in LCM S.r.l. acquisition.

(2) Receivable write-offs.

EXHIBITS INDEX

Exhibits Filed. The following exhibits are filed with this report:

21	Subsidiaries of the Registrant.
23	Consent of Independent Registered Public Accounting Firm, Ernst & Young LLP
31.1	Certification by the Chief Executive Officer, pursuant to Rule 13a-15(b) under the Securities and Exchange Act of 1934, as amended.
31.2	Certification by the Chief Financial Officer, pursuant to Rule 13a-15(b) under the Securities and Exchange Act of 1934, as amended.
32.1	Certification by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.LAB	XBRL Taxonomy Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Exhibits Incorporated by Reference. The following exhibits are incorporated into this report:

2.1	Asset Purchase Agreement, dated as of July 14, 2015, by and among Milltronics Manufacturing Company, Inc. d/b/a Milltronics CNC Machines, Liberty Diversified International, Inc. and Hurco USA, Inc., incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on July 15, 2015.*+
2.2	Asset Purchase Agreement, dated as of July 14, 2015, by and among Takumi Machinery Co., Ltd., Liberty Diversified International, Inc. and Hurco Manufacturing Limited, incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed on July 15, 2015.* +
2.3	Amendment No. 1 to Asset Purchase Agreement, dated as of July 27, 2015, by and among Takumi Machinery Co., Ltd., Liberty Diversified International, Inc. and Hurco Manufacturing Limited, incorporated by reference to Exhibit 2.3 to the Company’s Current Report on Form 8-K filed on July 28, 2015.
3.1	Amended and Restated Articles of Incorporation of the Registrant, incorporated by reference to Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended July 31, 2000.
3.2	Amended and Restated By-Laws of the Registrant as amended through July 8, 2009, incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2009.
10.1	Takumi Sale Agreement, dated as of July 14, 2015, by and between Hurco Companies, Inc., Hurco Manufacturing Limited and Liberty Diversified International, Inc., incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 15, 2015.
10.2	Credit Agreement dated as of December 7, 2012 among Hurco Companies, Inc., the lenders party thereto and JP Morgan Chase Bank, N.A., incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed December 10, 2012.
10.3	First Amendment to Credit Agreement dated as of May 9, 2014 between Hurco Companies, Inc., JPMorgan Chase Bank, N.A. and the lenders signatory thereto, incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2014.
10.4	Second Amendment to Credit Agreement dated as of May 9, 2014 between Hurco Companies, Inc., JPMorgan Chase Bank, N.A. and the lenders signatory thereto, incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2014.
10.5	Third Amendment to Credit Agreement and Amendment to Subsidiary Guaranty dated as of December 5, 2014, between Hurco Companies, Inc. and JPMorgan Chase Bank, N.A., incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed December 8, 2014.

10.6*	Employment Agreement dated March 15, 2012, between Hurco Companies, Inc. and Michael Doar, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed March 16, 2012.
10.7*	Employment Agreement dated March 15, 2012, between Hurco Companies, Inc. and John P. Donlon, incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed March 16, 2012.
10.8*	Employment Agreement dated March 15, 2012, between Hurco Companies, Inc. and Gregory S. Volovic, incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed March 16, 2012.
10.9*	Employment Agreement dated March 15, 2012, between Hurco Companies, Inc. and Sonja K. McClelland, incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed March 16, 2012.
10.10*	Hurco Companies, Inc. 2008 Equity Incentive Plan, incorporated by reference to Appendix A of the Registrant’s definitive Proxy Statement on Schedule 14A filed January 28, 2008.
10.11*	Form of restated split-dollar insurance agreement, incorporated by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K for the year ended October 31, 2008.
10.12*	Form of Restricted Stock Award Agreement – Employee, incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended January 31, 2011.
10.13*	Form of Restricted Stock Award Agreement – Director, incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended January 31, 2011.
10.14*	Form of Restricted Share Award Agreement (Employee), incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on January 14, 2014.
10.15*	Form of Performance Share Award Agreement (Employee), incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on January 14, 2014.
10.16*	Fiscal 2015 Short-Term Incentive Compensation Plan, incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2015.

+	Schedules to the indicated exhibit have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule will be furnished supplementally to the Securities and Exchange Commission upon request.

*	The indicated exhibit is a management contract, compensatory plan or arrangement required to be listed by Item 601 of Regulation S-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, this 8th day of January, 2016.

HURCO COMPANIES, INC.

By:	/s/ Sonja K. McClelland
Sonja K. McClelland
Vice-President, Secretary, Treasurer and
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature and Title(s)	Date

/s/ Michael Doar	January 8, 2016
Michael Doar, Chairman of the Board,
Chief Executive Officer
of Hurco Companies, Inc.
(Principal Executive Officer)

/s/ Sonja K. McClelland	January 8, 2016
Sonja K. McClelland
Vice President,
Secretary, Treasurer and
Chief Financial Officer
of Hurco Companies, Inc.
(Principal Financial Officer and Principal Accounting Officer)

/s/ Thomas A. Aaro	January 8, 2016
Thomas A. Aaro, Director

/s/ Robert W. Cruickshank	January 8, 2016
Robert W. Cruickshank, Director

/s/ Jay C. Longbottom	January 8, 2016
Jay C. Longbottom, Director

/s/ Andrew Niner	January 8, 2016
Andrew Niner, Director

/s/ Richard Porter	January 8, 2016
Richard Porter, Director

/s/ Janaki Sivanesan	January 8, 2016
Janaki Sivanesan, Director

/s/ Ronald Strackbein	January 8, 2016
Ronald Strackbein, Director

