Form 10-Q
period 2016-01-31
HURCO COMPANIES INC
filed 2016-03-04
CIK 315374

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended January 31, 2016 or
☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to _________.

Commission File No. 0-9143

HURCO COMPANIES, INC.

(Exact name of registrant as specified in its charter)

Indiana	35-1150732
(State or other jurisdiction of	(I.R.S. Employer Identification Number)
incorporation or organization)

One Technology Way
Indianapolis, Indiana	46268
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code     (317) 293-5309

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

Yes ☐ No ☒

The number of shares of the Registrant's common stock outstanding as of February 22, 2016 was 6,564,017

HURCO COMPANIES, INC.

January 2016 Form 10-Q Quarterly Report

PART I - FINANCIAL INFORMATION

Item 1.         FINANCIAL STATEMENTS

HURCO COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Three Months Ended
	January 31,
	2016	2015
	(Unaudited)

Sales and service fees	$56,503	$50,972

Cost of sales and service	38,805	34,425

Gross profit	17,698	16,547

Selling, general and administrative expenses	11,961	10,454

Operating income	5,737	6,093

Interest expense	24	69

Interest income	15	21

Investment income (expense)	102	65

Other (income) expense, net	226	307

Income (loss) before taxes	5,604	5,803

Provision for income taxes	1,709	2,037

Net income (loss)	$3,895	$3,766

Income per common share

Basic	$0.59	$0.57
Diluted	$0.58	$0.57

Weighted average common shares outstanding

Basic	6,558	6,523
Diluted	6,623	6,569

Dividends paid per share	$0.08	$0.07

The accompanying notes are an integral part of the condensed consolidated financial statements.

HURCO COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Three Months Ended
	January 31,
	2016	2015
	(Unaudited)

Net income	$3,895	$3,766

Other comprehensive income (loss):

Translation of foreign currency financial statements	(2,411)	(5,056)

(Gain) / loss on derivative instruments reclassified into operations, net of tax $(510) and $200, respectively	(928)	364

Gain / (loss) on derivative instruments, net of tax $93 and $856, respectively	169	1,556

Total other comprehensive income (loss)	(3,170)	(3,136)
Comprehensive income	$725	$630

The accompanying notes are an integral part of the condensed consolidated financial statements.

HURCO COMPANIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	January 31,	October 31,
	2016	2015
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$51,786	$55,237
Accounts receivable, net	38,402	41,766
Inventories, net	109,294	106,308
Derivative assets	1,596	1,228
Prepaid assets	10,333	9,769
Other	2,008	1,804
Total current assets	213,419	216,112
Property and equipment:
Land	841	841
Building	7,352	7,314
Machinery and equipment	24,162	24,026
Leasehold improvements	3,219	3,323
	35,574	35,504
Less accumulated depreciation and amortization	(22,555)	(22,362)
Total property and equipment	13,019	13,142
Non-current assets:
Software development costs, less accumulated amortization	4,063	3,905
Goodwill	2,286	2,319
Intangible assets, net	1,236	1,289
Deferred income taxes	4,701	4,721
Investments and other assets, net	7,296	7,089
Total non-current assets	19,582	19,323
Total assets	$246,020	$248,577

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$43,543	$43,458
Accrued expenses and other	13,716	16,788
Accrued warranty expenses	2,056	2,186
Derivative liabilities	1,631	1,071
Short-term debt	1,521	1,583
Total current liabilities	62,467	65,086
Non-current liabilities:
Deferred income taxes	3,600	3,998
Accrued tax liability	941	953
Deferred credits and other	3,909	3,972
Total non-current liabilities	8,450	8,923

Shareholders’ equity:
Preferred stock: no par value per share, 1,000,000 shares authorized; no shares issued	—	—
Common stock: no par value, $.10 stated value per share, 12,500,000 shares authorized, 6,711,283 and 6,650,517 shares issued; and 6,564,017 and 6,551,718 shares outstanding, as of January 31, 2016 and October 31, 2015, respectively	656	655
Additional paid-in capital	57,873	57,539
Retained earnings	129,130	125,760
Accumulated other comprehensive loss	(12,556)	(9,386)
Total shareholders’ equity	175,103	174,568
Total liabilities and shareholders’ equity	$246,020	$248,577

The accompanying notes are an integral part of the condensed consolidated financial statements.

HURCO COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended January 31,
	2016	2015
	(Unaudited)
Cash flows from operating activities:
Net income	$3,895	$3,766
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Provision for doubtful accounts	(52)	(52)
Deferred income taxes	469	(329)
Equity in income of affiliates	(150)	(43)
Depreciation and amortization	962	726
Foreign currency (gain) loss	436	2,812
Unrealized (gain) loss on derivatives	(60)	(2,625)
Stock-based compensation	334	257
Change in assets and liabilities:
(Increase) decrease in accounts receivable	2,483	5,695
(Increase) decrease in inventories	(6,256)	(360)
(Increase) decrease in prepaid expenses	(1,017)	(931)
Increase (decrease) in accounts payable	1,457	236
Increase (decrease) in accrued expenses	(2,887)	(2,026)
Net change in derivative assets and liabilities	333	100
Other	(681)	1,259
Net cash provided by (used for) operating activities	(734)	8,485

Cash flows from investing activities:
Purchase of property and equipment	(635)	(321)
Proceeds from sale of equipment	4	51
Software development costs	(477)	(203)
Other investments	—	(155)
Net cash provided by (used for) investing activities	(1,108)	(628)

Cash flows from financing activities:
Dividends paid	(525)	(457)
Proceeds from exercise of common stock options	—	189
Restricted shares vested	1	2
Net cash provided by (used for) financing activities	(524)	(266)

Effect of exchange rate changes on cash	(1,085)	(1,582)

Net increase (decrease) in cash and cash equivalents	(3,451)	6,009

Cash and cash equivalents at beginning of period	55,237	53,846

Cash and cash equivalents at end of period	$51,786	$59,855

The accompanying notes are an integral part of the condensed consolidated financial statements.

HURCO COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

For the Three Months Ended January 31, 2016 and 2015

(In thousands, except shares outstanding)	Common Stock		Additional		Accumulated Other
	Shares Outstanding	Amount	Paid-in Capital	Retained Earnings	Comprehensive Income (Loss)	Total

Balances, October 31, 2014	6,508,880	$651	$55,974	$111,580	$(3,560)	$164,645

Net income	—	—	—	3,766	—	3,766

Other comprehensive loss	—	—	—	—	(3,136)	(3,136)

Exercise of common stock options	12,800	1	189	—	—	190

Stock-based compensation	16,303	2	255	—	—	257

Dividends paid	—	—	—	(457)	—	(457)

Balances, January 31, 2015 (Unaudited)	6,537,983	$654	$56,418	$114,889	$(6,696)	$165,265

Balances, October 31, 2015	6,551,718	$655	$57,539	$125,760	$(9,386)	$174,568

Net income	—	—	—	3,895	—	3,895

Other comprehensive loss	—	—	—	—	(3,170)	(3,170)

Stock-based compensation	12,299	1	334	—	—	335

Dividends paid	—	—	—	(525)	—	(525)

Balances, January 31, 2016 (Unaudited)	6,564,017	$656	$57,873	$129,130	$(12,556)	$175,103

The accompanying notes are an integral part of the condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	GENERAL

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

The condensed financial information as of January 31, 2016 and for the three months ended January 31, 2016 and January 31, 2015 is unaudited. However, in our opinion, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary to present fairly our consolidated financial position, results of operations, changes in shareholders’ equity and cash flows at the end of the interim periods. We suggest that you read these condensed consolidated financial statements in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended October 31, 2015.

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

We had forward contracts outstanding as of January 31, 2016, denominated in Euros, Pounds Sterling and New Taiwan Dollars with set maturity dates ranging from February 2016 through December 2016. The contract amounts, expressed at forward rates in U.S. Dollars at January 31, 2016, were $31.2 million for Euros, $8.3 million for Pounds Sterling and $21.9 million for New Taiwan Dollars. At January 31, 2016, we had approximately $731,000 of gains, net of tax, related to cash flow hedges deferred in Accumulated other comprehensive loss. Included in this amount were $71,000 of unrealized losses, net of tax, related to cash flow hedge instruments that remain subject to currency fluctuation risk. The majority of these deferred gains will be recorded as an adjustment to Cost of sales and service in periods through December 2016, when the corresponding inventory that is the subject of the related hedge contracts is sold, as described above.

We are exposed to foreign currency exchange risk related to our investment in net assets in foreign countries. To manage this risk, we entered into a forward contract with a notional amount of €3.0 million in November 2015. We designated this forward contract as a hedge of our net investment in Euro denominated assets. We selected the forward method under Financial Accounting Standards Board, or FASB, guidance related to the accounting for derivatives instruments and hedging activities. The forward method requires all changes in the fair value of the contract to be reported as a cumulative translation adjustment in Accumulated other comprehensive loss, net of tax, in the same manner as the underlying hedged net assets. This forward contract matures in November 2016. As of January 31, 2016, we had $803,000 of realized gains and $31,000 of unrealized losses, net of tax, recorded as cumulative translation adjustments in Accumulated other comprehensive loss related to these forward contracts.

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

We had forward contracts outstanding as of January 31, 2016, in Euros, Pounds Sterling, Canadian Dollars, South African Rand, and New Taiwan Dollars with set maturity dates ranging from February 2016 through April 2016. The contract amounts at forward rates in U.S. Dollars at January 31, 2016 totaled $46.4 million.

Fair Value of Derivative Instruments

We recognize the fair value of derivative instruments as assets and liabilities on a gross basis on our Condensed Consolidated Balance Sheets. As of January 31, 2016 and October 31, 2015, all derivative instruments were recorded at fair value on the balance sheets as follows (in thousands):

	January 31, 2016		October 31, 2015
	Balance Sheet	Fair	Balance Sheet	Fair
Derivatives	Location	Value	Location	Value
Designated as Hedging Instruments:
Foreign exchange forward contracts	Derivative assets	$1,096	Derivative assets	$1,079
Foreign exchange forward contracts	Derivative liabilities	$1,206	Derivative liabilities	$1,027
Not Designated as Hedging Instruments:
Foreign exchange forward contracts	Derivative assets	$500	Derivative assets	$149
Foreign exchange forward contracts	Derivative liabilities	$425	Derivative liabilities	$44

Effect of Derivative Instruments on the Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Changes in Shareholders’ Equity and Condensed Consolidated Statements of Income

Derivative instruments had the following effects on our Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Changes in Shareholders’ Equity and Condensed Consolidated Statements of Income, net of tax, during the three months ended January 31, 2016 and 2015 (in thousands):

Derivatives	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Loss)		Location of Gain (Loss) Reclassified from Other Comprehensive Income (Loss)	Amount of Gain (Loss) Reclassified from Other Comprehensive Income (Loss)
	Three Months Ended January 31,			Three Months Ended January 31,
	2016	2015		2016	2015
Designated as Hedging Instruments:
(Effective portion)

Foreign exchange forward contracts – Intercompany sales/purchases	$169	$1,556	Cost of sales and service	$928	$(364)
Foreign exchange forward contract – Net investment	$36	$239

We did not recognize gains or losses as a result of hedges deemed ineffective for the three months ended January 31, 2016 or 2015. We recognized the following gains in our Condensed Consolidated Statements of Income during the three months ended January 31, 2016 and 2015 on derivative instruments not designated as hedging instruments (in thousands):

Derivatives	Location of Gain (Loss) Recognized in Operations	Amount of Gain (Loss) Recognized in Operations
		Three Months Ended January 31,
		2016	2015
Not Designated as Hedging Instruments:
Foreign exchange forward contracts	Other (income) expense, net	$139	$2,712

The following table presents the changes in the components of Accumulated other comprehensive loss, net of tax, for the three months ended January 31, 2016 (in thousands):

	Foreign Currency Translation	Cash Flow Hedges	Total

Balance, October 31, 2015	$(10,884)	$1,498	$(9,386)
Other comprehensive income (loss) before reclassifications	(2,411)	169	(2,242)
Reclassifications	—	(928)	(928)
Balance, January 31, 2016	$(13,295)	$739	$(12,556)

3.	EQUITY INCENTIVE PLAN

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

A summary of stock option activity for the three-month period ended January 31, 2016, is as follows:

	Stock Options	Weighted Average Exercise Price

Outstanding at October 31, 2015	107,889	$20.25

Options granted	—	—
Options exercised	—	—
Options cancelled	—	—

Outstanding at January 31, 2016	107,889	$20.25

Summarized information about outstanding stock options as of January 31, 2016, that have already vested and those that are expected to vest, as well as stock options that are currently exercisable, are as follows:

	Options Already Vested and Expected to Vest	Options Currently Exercisable

Number of outstanding options	107,889	107,889

Weighted average remaining contractual life (years)	5.12	5.12
Weighted average exercise price per share	$20.25	$20.25

Intrinsic value of outstanding options	$772,000	$772,000

The intrinsic value of an outstanding stock option is calculated as the difference between the stock price as of January 31, 2016 and the exercise price of the option.

On January 4, 2016, the Compensation Committee approved a long-term incentive compensation arrangement for our executive officers in the form of restricted shares and performance shares awarded under the 2008 Plan. The awards were 25% time-based vesting and 75% performance-based vesting. The three-year performance period is fiscal 2016 through fiscal 2018.

On this date, the Compensation Committee granted a total of 17,684 shares of time-based restricted shares to our executive officers. The restricted shares vest in thirds over three years from the date of grant provided the recipient remains employed through that date. The grant date fair value of the restricted shares was based upon the closing sales price of our common stock on the date of grant which was $26.04 per share.

The Compensation Committee also granted a total target number of 24,023 performance shares to our executive officers designated as “Performance Shares – TSR”. The shares were weighted as 40% of the overall long-term incentive compensation arrangement and will vest and be paid based upon our total shareholder return of our common stock over a three-year period, relative to the total shareholder return of the companies in a specified peer group over that period. Participants will have the ability to earn between 50% of the target number of shares for achieving threshold performance and 200% of the target number of shares for achieving maximum performance. The fair value of the market-based performance shares was $30.67 per share and was calculated using the Monte Carlo approach.

The Compensation Committee also granted a total target number of 24,759 performance shares to our executive officers designated as “Performance Shares – ROIC”. These shares were weighted as 35% of the overall long-term incentive compensation arrangement and will vest and be paid based upon the achievement of pre-established goals related to our average return on invested capital over the three-year period. Participants will have the ability to earn between 50% of the target number of shares for achieving threshold performance and 200% of the target number of shares for achieving maximum performance. The grant date fair value of the ROIC performance shares was based on the closing sales price of our common stock on the grant date which was $26.04 per share.

A reconciliation of the activity relating to outstanding restricted share awards made under the 2008 Plan and related information is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at October 31, 2015	98,799	$28.89
Shares granted	66,466	27.71
Shares vested	(12,299)	25.28
Shares withheld	(5,700)	25.29
Unvested at January 31, 2016	147,266	$28.80

During the first three months of fiscal 2016 and 2015, we recorded $335,000 and $257,000, respectively, as stock-based compensation expense related to grants under the 2008 plans. As of January 31, 2016, there was an estimated $3.0 million of total unrecognized stock-based compensation cost that we expect to recognize by the end of the first quarter of fiscal 2019.

4.	EARNINGS PER SHARE

Per share results have been computed based on the average number of common shares outstanding. The computation of basic and diluted net income per share is determined using net income applicable to common shareholders as the numerator and the number of shares outstanding as the denominator as follows (in thousands, except per share amounts):

	Three Months Ended
	January 31,
	2016		2015
	Basic	Diluted	Basic	Diluted

Net income	$3,895	$3,895	$3,766	$3,766
Undistributed earnings allocated to participating shares	(22)	(22)	(23)	(23)
Net income applicable to common shareholders	$3,873	$3,873	$3,743	$3,743

Weighted average shares outstanding	6,558	6,558	6,523	6,523
Stock options and contingently issuable securities	—	65	—	46
	6,558	6,623	6,523	6,569
Income per share	$0.59	$0.58	$0.57	$0.57

5.	ACCOUNTS RECEIVABLE

Accounts receivable are net of allowances for doubtful accounts of $688,000 as of January 31, 2016 and $739,000 as of October 31, 2015.

6.	INVENTORIES

Inventories, priced at the lower of cost (first-in, first-out method) or market, are summarized below (in thousands):

	January 31, 2016	October 31, 2015
Purchased parts and sub-assemblies	$26,214	$25,914
Work-in-process	21,287	20,575
Finished goods	61,793	59,819
	$109,294	$106,308

7.	ACQUISITIONS OF BUSINESSES

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

The acquisitions were accounted for in accordance with Accounting Standards Codification (“ASC”) Topic 805, Business Combinations. Accordingly, the total purchase price was allocated on a provisional basis to assets acquired and net liabilities assumed in connection with the acquisitions based on their estimated fair values as of the completion of the acquisitions. These allocations reflected various provisional estimates that were available at the time and were subject to change during the purchase price allocation period as valuations were finalized. All valuations are now final.

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

8.	SEGMENT INFORMATION

We operate in a single segment: industrial automation equipment. We design, manufacture and sell computerized machine tools, consisting primarily of vertical machining centers (mills) and turning centers (lathes), to companies in the metal cutting industry through a worldwide sales, service and distribution network.  Our computer control systems and software products are primarily sold as integral components of our computerized machine tool products.  We also provide machine tool components, software options, control upgrades, accessories and replacement parts for our products, as well as customer service and training support.

9.	GUARANTEES AND PRODUCT WARRANTIES

From time to time, our subsidiaries guarantee third party payment obligations in connection with the sale of machines to customers that use financing. We follow FASB guidance for accounting for guarantees (codified in ASC 460). As of January 31, 2016, we had 16 outstanding third party payment guarantees totaling approximately $1.1 million. The terms of these guarantees are consistent with the underlying customer financing terms. Upon shipment of a machine, the customer has the risk of ownership. The customer does not obtain title, however, until it has paid for the machine. A retention of title clause allows us to recover the machine if the customer defaults on the financing. We accrue liabilities under these guarantees at fair value, which amounts are insignificant.

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

	Three Months Ended January 31,
	2016	2015
Balance, beginning of period	$2,186	$2,048
Provision for warranties during the period	688	782
Charges to the reserve	(771)	(693)
Impact of foreign currency translation	(47)	(75)
Balance, end of period	$2,056	$2,062

The year-over-year decrease in our warranty reserve reflected a reduction in sales volume and average warranty cost per claim in the North American and Asian Pacific regions.

10.	DEBT AGREEMENTS

On December 7, 2012, we entered into an agreement (the “U.S. credit agreement”) with a financial institution that provided us with a $12.5 million unsecured revolving credit and letter of credit facility. The U.S. credit agreement permitted the issuance of up to $3.0 million in letters of credit. On May 9, 2014, the maximum amount for outstanding letters of credit under our U.S. credit agreement was increased from $3.0 million to $5.0.

On December 5, 2014, we amended our U.S. credit agreement to increase the cash dividend allowance from $3.0 million per calendar year to $4.0 million per calendar year and to extend the scheduled maturity date to December 7, 2016.

Borrowings under our U.S. credit agreement bear interest at a LIBOR-based rate or a floating rate of 1% above the prevailing prime rate. The floating rate will not be less than the greatest of (a) a one month LIBOR-based rate plus 1.00% per annum, (b) the federal funds effective rate plus 0.50% per annum, or (c) the prevailing prime rate. The rate we must pay for that portion of the U.S. credit agreement which is not utilized is 0.05% per annum.

The U.S. credit agreement contains customary financial covenants, including a covenant that permits us to make investments in subsidiaries of up to $5.0 million, a minimum working capital of $90.0 million and a minimum tangible net worth of $120.0 million. The U.S. credit agreement permits us to pay cash dividends in an amount not to exceed $4.0 million per calendar year, so long as we are not in default before and after giving effect to such dividends.

We have a £1.0 million revolving credit facility in the United Kingdom and a €1.5 million revolving credit facility in Germany. We also have a 40.0 million Chinese Yuan (approximately $6.1 million) credit facility in China that was renewed on February 17, 2016 with an expiration date of February 16, 2017. We had $1.5 million and $1.6 million of borrowings under our China credit facility, which bears interest at 4.9% and 5.6% annually (variable rate), at January 31, 2016 and October 31, 2015, respectively. We had no other debt or borrowings under any of our other credit facilities at either of those dates.

All of our credit facilities are unsecured. At January 31, 2016, we were in compliance with all covenants contained in the related credit agreements and, as of that date, we had unutilized credit facilities of $20.1 million.

11.	INCOME TAXES

Our effective tax rate for the first three months of fiscal 2016 was 31% in comparison to 35% for the same period in fiscal 2015. The decrease in the effective income tax rate was primarily due to changes in geographic mix of income and loss among tax jurisdictions.  We recorded income tax expense during the first three months of fiscal 2016 of $1.7 million compared to $2.0 million for the same period in fiscal 2015, primarily as a result of a change in geographic mix of income period-over-period.  We have not provided any U.S. income taxes on the undistributed earnings of our wholly-owned foreign subsidiaries based upon our determination that such earnings will be indefinitely reinvested.  In the event these earnings are later distributed to our U.S. operations, such distributions would likely result in additional U.S. tax that may be offset, at least in part, by associated foreign tax credits.

Our unrecognized tax benefits were $1.1 million as of January 31, 2016 and $1.1 million as of October 31, 2015, and in each case included accrued interest.

We recognize accrued interest and penalties related to unrecognized tax benefits as components of income tax expense.   As of January 31, 2016, the gross amount of interest accrued, reported in Accrued expenses and other, was approximately $41,000, which did not include the federal tax benefit of interest deductions.

We file U.S. federal and state income tax returns, as well as tax returns in several foreign jurisdictions.  The statutes of limitations with respect to unrecognized tax benefits will expire between July 2017 and July 2019.

12.	FINANCIAL INSTRUMENTS

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

The following table represents the fair value hierarchy for our financial assets and liabilities measured at fair value as of January 31, 2016 and October 31, 2015 (in thousands):

	Assets		Liabilities
	January 31, 2016	October 31, 2015	January 31, 2016	October 31, 2015

Level 1
Deferred Compensation	$1,242	$1,310	$-	$-

Level 2
Derivatives	$1,596	$1,228	$1,631	$1,071

Included in Level 1 assets are mutual fund investments under a nonqualified deferred compensation plan. We estimate the fair value of these investments on a recurring basis using market prices which are readily available.

Included in Level 2 fair value measurements are derivative assets and liabilities related to gains and losses on foreign currency forward exchange contracts entered into with a third party. We estimate the fair value of these derivatives on a recurring basis using foreign currency exchange rates obtained from active markets. Derivative instruments are reported in the accompanying consolidated financial statements at fair value. We have derivative financial instruments in the form of foreign currency forward exchange contracts as described in Note 2 of Notes to the Condensed Consolidated Financial Statements in which the U.S. Dollar equivalent notional amounts of these contracts was $113.7 million and $109.6 million at January 31, 2016 and October 31, 2015, respectively. The fair value of Derivative assets recorded on our Condensed Consolidated Balance Sheets was $1.6 million at January 31, 2016 and $1.2 million at October 31, 2015. The fair value of Derivative liabilities recorded on our Condensed Consolidated Balance Sheets was $1.6 million at January 31, 2016 and $1.1 million at October 31, 2015.

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

Certain assets and liabilities are measured at fair value on a nonrecurring basis and are subject to fair value adjustments in certain circumstances, such as when there is evidence of impairment. Assets and liabilities acquired in business combinations are recorded at their fair value as of the date of acquisition and are recognized as Level 3 measurements due to the subjective nature of the unobservable inputs used to determine the fair values. Refer to Note 7 for the fair values of assets acquired and liabilities assumed in connection with the Milltronics and Takumi acquisitions.

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

14.	NEW ACCOUNTING PROUNOUNCEMENTS

Recently Adopted Accounting Pronouncement:

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes, which requires companies to present deferred income tax assets and deferred income tax liabilities as noncurrent in a classified balance sheet instead of the current requirement to separate deferred income tax liabilities and assets into current and noncurrent amounts. ASU 2015-17 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early application is permitted either prospectively or retrospectively. We adopted this accounting update in the first quarter of fiscal 2016 and applied it retrospectively to prior periods. The impact on our Condensed Consolidated Balance Sheets was a reduction in Total current assets of $2.0 million and an increase in Total assets, Total non-current liabilities and Total liabilities and shareholders’ equity of $2.7 million as of October 31, 2015.

New Accounting Pronouncement:

In January 2016, the FASB issued ASU 2016-01 Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which amends the guidance on the classification and measurement of financial instruments under the fair value option, as well as the presentation and disclosure requirements for financial instruments. Among other things, ASU 2016-01 requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. In addition, ASU 2016-01 requires public companies to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, to separate presentation of financial assets and financial liabilities by measurement category and form of financial asset, and to eliminate the requirement to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments measured at amortized cost. ASU 2016-01 is effective for our fiscal year 2019, including interim periods within the fiscal year. We are assessing the impact this new accounting guidance will have on our consolidated financial statements.

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

The market for machine tools is international in scope. We have both significant foreign sales and significant foreign manufacturing operations. During the first three months of fiscal 2016, approximately 51% of our revenues were attributable to customers in Europe, where we typically sell more of our higher-performance, higher-priced VMX series machines. Additionally, approximately 15% of our revenues were attributable to customers in Asia, where we sell more of our entry-level, lower-priced machines, but where we also encounter greater price pressures.

During the third quarter of fiscal 2015, we acquired the assets of the machine tool business of Milltronics Manufacturing Company, Inc. and we are operating this U.S. business through our newly-formed wholly-owned subsidiary, Milltronics USA, Inc. (“Milltronics”). Milltronics manufactures and sells CNC knee mills, tool room bed mills, vertical machining centers, combination lathes, slant-bed lathes, horizontal machining centers, and bed mills. During the third quarter of fiscal 2015, we also acquired the assets of the machine tool business of Takumi Machinery Co., Ltd. (“Takumi”), a Taiwanese company that designs and manufactures CNC vertical machining centers, double column machining centers, high speed bridge machines and other machine tools, with sales primarily in Taiwan, China and Europe. Takumi machines are equipped with industrial controls from Fanuc, Siemens, Mitsubishi or Heidenhain which can be used in high-volume parts manufacturing. We are operating this Taiwanese business through our wholly-owned subsidiary Hurco Manufacturing Limited (“HML”). These acquisitions contribute to our efforts to expand our consolidated product range, customer base and global platform, and we believe may accelerate emerging market penetration, particularly in strategic markets such as China and South America. The combined Hurco, Milltronics and Takumi businesses represent a comprehensive product portfolio with more than 150 different models. The combined machine tool product lines also provides benefits related to the development of product enhancements, technologies and models due to leverage of shared resources and cross-utilization of proven engineering designs that allow us to achieve manufacturing cost reductions from economies of scale and manufacturing efficiencies.

We sell our products through more than 170 independent agents and distributors throughout North and South America, Europe and Asia. We also have our own direct sales and service organizations in China, France, Germany, India, Italy, Poland, Singapore, South Africa, Taiwan, the United Kingdom and certain parts of the United States. The vast majority of our machine tools are manufactured to our specifications primarily by our wholly-owned subsidiary in Taiwan, HML. Machine castings and components to support HML’s production are manufactured at our facility in Ningbo, China. Components to support our SRT line of five-axis machining center, such as the direct drive spindle, swivel head and rotary table, are manufactured by our wholly-owned subsidiary in Italy, LCM Precision Technology S.r.l. (“LCM”).

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

RESULTS OF OPERATIONS

Three Months Ended January 31, 2016 Compared to Three Months Ended January 31, 2015

Sales and Service Fees. Sales and service fees for the first quarter of fiscal 2016 were $56.5 million, an increase of $5.5 million, or 11%, compared to the corresponding period in fiscal 2015. Excluding a negative currency impact of $3.5 million, sales and service fees for the first quarter of fiscal 2016 reflected growth of $9.1 million, or 18%, over the corresponding period in fiscal 2015. Sales for the first quarter of fiscal 2016 included $11.0 million from the recently acquired businesses of Milltronics and Takumi.

The following two tables set forth net sales (in thousands) by geographic region and product category, respectively, for the first quarter of fiscal 2016 and 2015:

Sales and Service Fees by Geographic Region

	Three Months Ended January 31,				Change
	2016		2015		Amount	%
North America	$18,941	34%	$14,851	29%	$4,090	28%
Europe	29,004	51%	31,800	62%	(2,796)	-9%
Asia Pacific	8,558	15%	4,321	9%	4,237	98%
Total	$56,503	100%	$50,972	100%	$5,531	11%

North American sales for the first quarter of fiscal 2016 increased by 28% compared to the corresponding period in fiscal 2015, primarily due to sales from the acquired business of Milltronics. Milltronics sales totaled $6.1 million for the first quarter of fiscal 2016. Hurco acquired the assets of this business in July 2015 and is operating it through its newly-formed subsidiary, Milltronics USA, Inc. Milltronics manufactures and sells knee mills, tool room bed mills, vertical machining centers, combination lathes, slant-bed lathes, and horizontal machining centers. European sales for the first quarter of fiscal 2016 decreased by 9% compared to the corresponding period in fiscal 2015, reflecting sales growth of 1% offset by a negative currency impact of 10%. The year-over-year growth in European sales was driven by increased shipments of higher-performance machines in France and Italy. Asian Pacific sales for the first quarter of fiscal 2016 increased by 98% compared to the corresponding period in fiscal 2015, primarily due to sales from the acquired business of Takumi. Takumi sales totaled $4.9 million for the first quarter of fiscal 2016. Hurco acquired certain assets of this Taiwan-based business in July 2015 and is operating it through its subsidiary, Hurco Manufacturing Limited. Takumi designs and manufactures CNC vertical machining centers, double column machining centers, high speed bridge machines and other machine tools equipped with industrial controls.

Sales and Service Fees by Product Category

	Three Months Ended January 31,				Change
	2016		2015		Amount	%
Computerized Machine Tools	$48,698	86%	$43,746	86%	$4,952	11%
Service Fees, Parts and Other	7,805	14%	7,226	14%	579	8%
Total	$56,503	100%	$50,972	100%	$5,531	11%

Orders. Orders for the first quarter of fiscal 2016 were $51.3 million, an increase of $6.3 million, or 14%, compared to the corresponding period in fiscal 2015. Excluding a negative currency impact of $3.4 million, or 8%, orders reflected growth of $9.7 million, or 22%, over the corresponding period in fiscal 2015. Orders for the first quarter of fiscal 2016 included $6.2 million from the recently acquired businesses of Milltronics and Takumi.

Excluding the $4.0 million of orders related to the recently acquired Milltronics business, orders for North America for the first quarter of fiscal 2016 were $12.9 million, a decrease of $1.1 million, or 8%, from the corresponding prior year period due to soft customer demand. European orders for the first quarter of fiscal 2016 were $28.6 million, an increase of $2.6 million, or 10%, compared to the corresponding prior year period, reflecting order growth of 21% offset by a negative currency impact of 11%. The year-over-year increase in orders was due to strong customer demand for our higher-performance machines in Germany, France and Italy. Asian Pacific orders for the first quarter of fiscal 2016 included $2.2 million of orders related to the recently acquired Takumi business. Excluding the orders related to the Takumi business, Asian Pacific orders for the first quarter of fiscal 2016 was $3.6 million, a decrease of $1.5 million, or 30%, from the corresponding prior year period, primarily due to weaker market conditions, particularly in Southeast Asia.

Gross Profit. Gross profit for the first quarter of fiscal 2016 was $17.7 million, or 31% of sales, compared to $16.5 million, or 32% of sales, for the corresponding prior year period. The year-over-year variance in gross profit as a percentage of sales was due to the new mix of value and industrial brand Milltronics and Takumi machines with the higher-performance Hurco machines. In addition, increased pricing pressure and the negative impact of foreign currency also contributed to the slight decrease in gross profit as a percentage of sales.

Operating Expenses. Selling, general and administrative expenses for the first quarter of fiscal 2016 were $12.0 million, or 21% of sales, compared to $10.5 million, or 21% of sales, in the corresponding period in fiscal 2015. The year-over-year increase in selling, general and administrative expenses was driven primarily by increased agent commissions, marketing and tradeshow expenses and employee support costs for the global sales operations. The first quarter of fiscal 2016 amount included approximately $1.2 million of Milltronics and Takumi operating expenses. Selling, general and administrative expenses were favorably impacted by approximately $0.5 million, or 5%, when translating foreign expenses to U.S. Dollars for financial reporting purposes.

Operating Income. Operating income for the first quarter of fiscal 2016 was $5.7 million compared to $6.1 million for the corresponding period in fiscal 2015. The decrease in operating income year-over-year was primarily due to the new mix of value and industrial brand Milltronics and Takumi machines with the higher-performance Hurco machines, and increased agent commissions, marketing and tradeshow expenses and employee support costs for the global sales operations.

Other (Income) Expense, Net. Other expense in the first quarter of fiscal 2016 decreased by $0.2 million from the corresponding period in fiscal 2015 as a result of increased income recorded under the equity method from a related party, Hurco Automation Limited.

Income Taxes. Our effective tax rate for the first quarter of fiscal 2016 was 30%, compared to 35% in the corresponding prior year period. The decrease in the effective income tax rate was primarily due to changes in geographic mix of income and loss among tax jurisdictions. We recorded income tax expense during the first quarter of fiscal 2016 of $1.7 million compared to $2.0 million for the corresponding period in fiscal 2015.

LIQUIDITY AND CAPITAL RESOURCES

At January 31, 2016, we had cash and cash equivalents of $51.8 million, compared to $55.2 million at October 31, 2015. Approximately 45% of the $51.8 million of cash and cash equivalents is denominated in U.S. Dollars. The balance is attributable to our foreign operations and is held in the local currencies of our various foreign entities, subject to fluctuations in currency exchange rates. We do not believe that the indefinite reinvestment of these funds offshore impairs our ability to meet our domestic working capital needs.

Working capital, excluding cash and cash equivalents, was $99.2 million at January 31, 2016 compared to $95.8 million at October 31, 2015. The increase in working capital, excluding cash and cash equivalents, was primarily due to increased inventories and a reduction of accrued expenses due to payment of year-end employee bonuses during the first quarter of fiscal 2016.

Capital expenditures of $1.1 million during the first three months of fiscal 2016 were primarily for capital improvements in existing facilities and software development costs. We funded these expenditures with cash on hand.

At January 31, 2016, we had $1.5 million of borrowings outstanding under our China credit facility. We had no other debt or borrowings under any of our other credit facilities. At January 31, 2016, we had an aggregate of $20.1 million available for borrowing under our credit facilities and were in compliance with all covenants.

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

CRITICAL ACCOUNTING POLICIES

Our accounting policies, which are described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2015, require management to make significant estimates and assumptions using information available at the time the estimates are made. These estimates and assumptions significantly affect various reported amounts of assets, liabilities, revenues, and expenses. If our future experience differs materially from these estimates and assumptions, our results of operations and financial condition would be affected. There were no material changes to our critical accounting policies during the first three months of fiscal 2016.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

There have been no material changes related to our contractual obligations and commitments from the information provided in our Annual Report on Form 10-K for the fiscal year ended October 31, 2015.

OFF BALANCE SHEET ARRANGEMENTS

From time to time, our subsidiaries guarantee third party payment obligations in connection with the sale of machines to customers that use financing. We follow FASB guidance for accounting for guarantees (codified in ASC 460). As of January 31, 2016, we had 16 outstanding third party payment guarantees totaling approximately $1.1 million. The terms of these guarantees are consistent with the underlying customer financing terms. Upon shipment of a machine, the customer has the risk of ownership. The customer does not obtain title, however, until it has paid for the machine. A retention of title clause allows us to recover the machine if the customer defaults on the financing. We accrue liabilities under these guarantees at fair value, which amounts are insignificant.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

Certain statements made in this report constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from those expressed or implied by the statements. These risks, uncertainties and other factors include:

•	The cyclical nature of the machine tool industry;
•	Uncertain economic conditions, which may adversely affect overall demand, particularly in Europe and Asia;
•	The risks of our international operations;
•	The limited number of our manufacturing sources;
•	The effects of changes in currency exchange rates;
•	Our dependence on new product development;
•	Possible obsolescence of our technology and the need to make technological advances;
•	Competition with larger companies that have greater financial resources;
•	Increases in the prices of raw materials, especially steel and iron products;
•	Acquisitions that could disrupt our operations and affect operating results;
•	Impairment of our assets;
•	Negative or unforeseen tax consequences;
•	The need to protect our intellectual property assets;
•	Our ability to integrate acquisitions;
•	Uncertainty concerning our ability to use tax loss carryforwards;
•	Breaches of our network and system security measures;
•	The effect of the loss of members of senior management and key personnel; and
•	Governmental actions, initiatives and regulations, including import and export restrictions and tariffs.

We discuss these and other important risks and uncertainties that may affect our future operations in Part I, Item 1A – Risk Factors in our most recent Annual Report on Form 10-K and may update that discussion in Part II, Item 1A – Risk Factors in this report or a Quarterly Report on Form 10-Q we file hereafter.

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

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Interest on borrowings on our credit facilities are variable and tied to prevailing domestic and foreign interest rates. At January 31, 2016, we had $1.5 million of borrowings outstanding under our China credit facility. We had no other debt or borrowings under any of our other credit facilities.

Foreign Currency Exchange Risk

In the first three months of fiscal 2016, we derived approximately 66% of our revenues from foreign markets. All of our computerized machine tools and computer control systems, as well as certain proprietary service parts, are sourced by our U.S.-based engineering and manufacturing division and re-invoiced to our foreign sales and service subsidiaries, primarily in their functional currencies.

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

Forward contracts for the sale or purchase of foreign currencies as of January 31, 2016, which are designated as cash flow hedges under FASB guidance related to accounting for derivative instruments and hedging activities, were as follows:

	Notional Amount	Weighted Avg.		Contract Amount at Forward Rates in U.S. Dollars
Forward Contracts	in Foreign Currency	Forward Rate		Contract Date	January 31, 2016	Maturity Dates

Sale Contracts:
Euro	28,700,000	1.1035		$31,669,425	$31,215,947	February 2016 – December 2016
Pound Sterling	5,850,000	1.5174		$8,876,738	$8,335,752	February 2016 – December 2016

Purchase Contracts:
New Taiwan Dollar	735,000,000	31.964	*	$22,994,478	$21,889,868	February 2016 – December 2016

*NT Dollars per U.S. Dollar

Forward contracts for the sale or purchase of foreign currencies as of January 31, 2016, which were entered into to protect against the effects of foreign currency fluctuations on receivables and payables and are not designated as hedges under this guidance denominated in foreign currencies, were as follows:

	Notional Amount	Weighted Avg.		Contract Amount at Forward Rates in U.S. Dollars
Forward Contracts	in Foreign Currency	Forward Rate		Contract Date	January 31, 2016	Maturity Dates

Sale Contracts:
Euro	26,052,617	1.0927		$28,467,854	$28,276,964	April 2016
Pound Sterling	236,400	1.4328		$338,714	$336,691	February 2016
Canadian Dollar	645,180	0.7606		$490,697	$460,448	April 2016
South African Rand	10,870,800	0.0676		$735,388	$672,388	April 2016

Purchase Contracts:
New Taiwan Dollar	559,375,954	33.090	*	$16,904,720	$16,682,561	February 2016–April 2016

* NT Dollars per U.S. Dollar

We are also exposed to foreign currency exchange risk related to our investment in net assets in foreign countries. To manage this risk, we have maintained a forward contract with a notional amount of €3.0 million. We designated this forward contract as a hedge of our net investment in Euro-denominated assets. We selected the forward method under FASB guidance related to the accounting for derivatives instruments and hedging activities. The forward method requires all changes in the fair value of the contract to be reported as a cumulative translation adjustment in Accumulated other comprehensive loss, net of tax, in the same manner as the underlying hedged net assets. This forward contract matures in November 2016. At January 31, 2016, had $803,000 of realized gains and $31,000 of unrealized losses, net of tax, recorded as cumulative translation adjustments in Accumulated other comprehensive loss related to the hedging of our net investment in Euro-denominated assets. Forward contracts for the sale or purchase of foreign currencies as of January 31, 2016, which are designated as net investment hedges under this guidance were as follows:

	Notional Amount	Weighted Avg.	Contract Amount at Forward Rates in U.S. Dollars
Forward Contracts	in Foreign Currency	Forward Rate	Contract Date	January 31, 2016	Maturity Date

Sale Contracts:
Euro	3,000,000	1.0775	$3,232,500	$3,279,867	November 2016

Item 4.   CONTROLS AND PROCEDURES

We carried out an evaluation under the supervision and with participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2016, pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of the evaluation date.

There were no changes in our internal control over financial reporting during the three months ended January 31, 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  RISK FACTORS

There have been no material changes from the risk factors disclosed in Part I, Item 1A – Risk Factors in our Annual Report on Form 10-K for the year ended October 31, 2015.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes the purchases of common stock made by us during the three months ended January 31, 2016:

	Total Number of Shares Purchased		Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under Plans or Programs(1)
November 2015	0		$0		0	$0
December 2015	3,429	(2)	$23.30	(2)	0	$0
January 2016	2,271	(3)	$28.28	(3)	0	$0
Total	5,700		$25.29		0	$0

(1)	The Company does not have any publicly announced share repurchase plans or programs.
(2)	Represents shares of our common stock that were withheld to satisfy the income tax obligations of recipients of awards of 10,837 restricted shares granted under the 2008 Plan in connection with the vesting of such awards.
(3)	Represents shares of our common stock that were withheld to satisfy the income tax obligations of recipients of awards of 7,162 restricted shares granted under the 2008 Plan in connection with the vesting of such awards.

Item 5.  OTHER INFORMATION

During the period covered by this report, the Audit Committee of our Board of Directors engaged our independent registered public accounting firm to perform non-audit, tax planning services. This disclosure is made pursuant to Section 10A9(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002.

Item 6.          EXHIBITS

10.1	Fiscal 2016 Short-Term Incentive Compensation Plan.

31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as amended.

31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as amended.

32.1	Certification by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HURCO COMPANIES, INC.

By:	/s/ Sonja K. McClelland
Sonja K. McClelland
Vice President, Secretary, Treasurer
& Chief Financial Officer

March 4, 2016

