Form 10-Q
period 2016-04-30
HURCO COMPANIES INC
filed 2016-06-03
CIK 315374

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended April 30, 2016 or
☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to _________.

Commission File No. 0-9143

HURCO COMPANIES, INC.

(Exact name of registrant as specified in its charter)

Indiana	35-1150732
(State or other jurisdiction of	(I.R.S. Employer Identification Number)
incorporation or organization)

One Technology Way
Indianapolis, Indiana	46268
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code      (317) 293-5309

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

Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐		Accelerated filer ☒
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

The number of shares of the Registrant's common stock outstanding as of May 31, 2016 was 6,573,103

HURCO COMPANIES, INC.

April 2016 Form 10-Q Quarterly Report

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

HURCO COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2016	2015	2016	2015
	(Unaudited)		(Unaudited)

Sales and service fees	$52,029	$50,183	$108,532	$101,155

Cost of sales and service	35,419	33,624	74,224	68,049

Gross profit	16,610	16,559	34,308	33,106

Selling, general and administrative expenses	11,943	10,850	23,904	21,304

Operating income	4,667	5,709	10,404	11,802

Interest expense	25	57	49	126

Interest income	7	22	22	43

Investment income (expense)	4	6	106	71

Other (income) expense, net	(246)	(159)	(20)	148

Income (loss) before taxes	4,899	5,839	10,503	11,642

Provision for income taxes	1,225	1,878	2,934	3,915

Net income (loss)	$3,674	$3,961	$7,569	$7,727

Income per common share

Basic	$0.56	$0.60	$1.15	$1.17
Diluted	$0.56	$0.60	$1.14	$1.17

Weighted average common shares outstanding

Basic	6,570	6,547	6,564	6,535
Diluted	6,641	6,589	6,630	6,578

Dividends paid per share	$0.09	$0.08	$0.17	$0.15

The accompanying notes are an integral part of the condensed consolidated financial statements.

HURCO COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2016	2015	2016	2015
	(Unaudited)		(Unaudited)

Net income	$3,674	$3,961	$7,569	$7,727

Other comprehensive income (loss):

Translation of foreign currency financial statements	3,423	1,020	1,012	(4,036)

(Gain) / loss on derivative instruments reclassified into operations, net of tax $(301), $4, $(811) and $204, respectively	(546)	8	(1,474)	372

Gain / (loss) on derivative instruments, net of tax $(405), $163, $(312) and $1,019, respectively	(736)	296	(567)	1,852

Total other comprehensive income (loss)	2,141	1,324	(1,029)	(1,812)

Comprehensive income	$5,815	$5,285	$6,540	$5,915

The accompanying notes are an integral part of the condensed consolidated financial statements.

HURCO COMPANIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	April 30,	October 31,
	2016	2015
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$45,325	$55,237
Accounts receivable, net	40,302	41,766
Inventories, net	122,736	106,308
Derivative assets	588	1,228
Prepaid assets	10,599	9,769
Other	1,695	1,804
Total current assets	221,245	216,112
Property and equipment:
Land	841	841
Building	7,352	7,314
Machinery and equipment	24,115	24,026
Leasehold improvements	3,404	3,323
	35,712	35,504
Less accumulated depreciation and amortization	(22,808)	(22,362)
Total property and equipment	12,904	13,142
Non-current assets:
Software development costs, less accumulated amortization	4,419	3,905
Goodwill	2,403	2,319
Intangible assets, net	1,241	1,289
Deferred income taxes	4,724	4,721
Investments and other assets, net	7,572	7,089
Total non-current assets	20,359	19,323
Total assets	$254,508	$248,577

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$46,073	$43,458
Accrued expenses and other	14,105	16,788
Accrued warranty expenses	1,853	2,186
Derivative liabilities	2,258	1,071
Short-term debt	1,545	1,583
Total current liabilities	65,834	65,086
Non-current liabilities:
Deferred income taxes	2,848	3,998
Accrued tax liability	998	953
Deferred credits and other	4,081	3,972
Total non-current liabilities	7,927	8,923

Shareholders’ equity:
Preferred stock: no par value per share, 1,000,000 shares authorized; no shares issued	—	—
Common stock: no par value, $.10 stated value per share, 12,500,000 shares authorized, 6,720,453 and 6,650,517 shares issued; and 6,573,103 and 6,551,718 shares outstanding, as of April 30, 2016 and October 31, 2015, respectively	657	655
Additional paid-in capital	58,296	57,539
Retained earnings	132,209	125,760
Accumulated other comprehensive loss	(10,415)	(9,386)
Total shareholders’ equity	180,747	174,568
Total liabilities and shareholders’ equity	$254,508	$248,577

The accompanying notes are an integral part of the condensed consolidated financial statements.

HURCO COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2016	2015	2016	2015
	(Unaudited)		(Unaudited)
Cash flows from operating activities:
Net income	$3,674	$3,961	$7,569	$7,727
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Provision for doubtful accounts	7	32	(45)	(20)
Deferred income taxes	440	(511)	909	(840)
Equity in income of affiliates	(108)	(47)	(258)	(90)
Depreciation and amortization	972	721	1,934	1,447
Foreign currency (gain) loss	(1,644)	494	(1,208)	3,306
Unrealized (gain) loss on derivatives	612	3,193	552	568
Stock-based compensation	425	312	759	569
Change in assets and liabilities:
(Increase) decrease in accounts receivable	(522)	1,814	1,961	7,509
(Increase) decrease in inventories	(10,017)	542	(16,273)	182
(Increase) decrease in prepaid expenses	(688)	585	(1,705)	(346)
Increase (decrease) in accounts payable	943	(3,932)	2,400	(3,696)
Increase (decrease) in accrued expenses	(288)	(960)	(3,175)	(2,986)
Net change in derivative assets and liabilities	374	(28)	707	72
Other	(365)	(178)	(1,047)	1,081
Net cash provided by (used for) operating activities	(6,185)	5,998	(6,920)	14,483

Cash flows from investing activities:
Purchase of property and equipment	(510)	(733)	(1,145)	(1,054)
Proceeds from sale of equipment	232	—	236	51
Software development costs	(645)	(358)	(1,122)	(561)
Other investments	—	(12)	—	(167)
Net cash provided by (used for) investing activities	(923)	(1,103)	(2,031)	(1,731)

Cash flows from financing activities:
Dividends paid	(595)	(525)	(1,120)	(982)
Proceeds of exercise of common stock options	—	66	—	257
Net cash provided by (used for) financing activities	(595)	(459)	(1,120)	(725)

Effect of exchange rate changes on cash	1,242	429	159	(1,153)

Net increase (decrease) in cash and cash equivalents	(6,461)	4,865	(9,912)	10,874

Cash and cash equivalents at beginning of period	51,786	59,855	55,237	53,846

Cash and cash equivalents at end of period	$45,325	$64,720	$45,325	$64,720

The accompanying notes are an integral part of the condensed consolidated financial statements.

HURCO COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

For the Six Months Ended April 30, 2016 and 2015

(In thousands, except shares outstanding)	Common Stock		Additional		Accumulated Other
	Shares Outstanding	Amount	Paid-in Capital	Retained Earnings	Comprehensive Income (Loss)	Total

Balances, October 31, 2014	6,508,880	$651	$55,974	$111,580	$(3,560)	$164,645

Net income	—	—	—	7,727	—	7,727

Other comprehensive loss	—	—	—	—	(1,812)	(1,812)

Stock-based compensation	27,538	3	566	—	—	569

Exercise of common stock options	15,300	1	256	—	—	257

Dividends paid	—	—	—	(982)	—	(982)

Balances, April 30, 2015 (Unaudited)	6,551,718	$655	$56,796	$118,325	$(5,372)	$170,404

Balances, October 31, 2015	6,551,718	$655	$57,539	$125,760	$(9,386)	$174,568

Net income	—	—	—	7,569	—	7,569

Other comprehensive loss	—	—	—	—	(1,029)	(1,029)

Stock-based compensation	21,385	2	757	—	—	759

Dividends paid	—	—	—	(1,120)	—	(1,120)

Balances, April 30, 2016 (Unaudited)	6,573,103	$657	$58,296	$132,209	$(10,415)	$180,747

The accompanying notes are an integral part of the condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	GENERAL

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

The condensed financial information as of April 30, 2016 and for the three and six months ended April 30, 2016 and April 30, 2015 is unaudited. However, in our opinion, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary to present fairly our consolidated financial position, results of operations, changes in shareholders’ equity and cash flows for and at the end of the interim periods. We suggest that you read these condensed consolidated financial statements in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended October 31, 2015.

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

We enter into these forward exchange contracts to reduce the potential effects of foreign exchange rate movements on our net equity investment in one of our foreign subsidiaries, to reduce the impact on gross profit and net earnings from sales and purchases denominated in foreign currencies, and to reduce the impact on our net earnings of foreign currency fluctuations on receivables and payables denominated in foreign currencies which are different than the subsidiaries’ functional currency. We are primarily exposed to foreign currency exchange rate risk with respect to transactions and net assets denominated in Euros, Pounds Sterling, Indian Rupee, South African Rand, Singapore Dollars, Chinese Yuan, Polish Zloty, and New Taiwan Dollars. We record all derivative instruments as assets or liabilities at fair value.

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

We had forward contracts outstanding as of April 30, 2016, denominated in Euros, Pounds Sterling and New Taiwan Dollars with set maturity dates ranging from May 2016 through April 2017. The contract amounts, expressed at forward rates in U.S. Dollars at April 30, 2016, were $36.6 million for Euros, $9.0 million for Pounds Sterling and $24.1 million for New Taiwan Dollars. At April 30, 2016, we had approximately $550,000 of losses, net of tax, related to cash flow hedges deferred in Accumulated other comprehensive loss. Included in this amount were $606,000 of unrealized losses, net of tax, related to cash flow hedge instruments that remain subject to currency fluctuation risk. The majority of these deferred losses will be recorded as an adjustment to Cost of sales and service in periods through April 2017, when the corresponding inventory that is the subject of the related hedge contracts is sold, as described above.

We are exposed to foreign currency exchange risk related to our investment in net assets in foreign countries. To manage this risk, we entered into a forward contract with a notional amount of €3.0 million in November 2015. We designated this forward contract as a hedge of our net investment in Euro denominated assets. We selected the forward method under Financial Accounting Standards Board, or FASB, guidance related to the accounting for derivatives instruments and hedging activities. The forward method requires all changes in the fair value of the contract to be reported as a cumulative translation adjustment in Accumulated other comprehensive loss, net of tax, in the same manner as the underlying hedged net assets. This forward contract matures in November 2016. As of April 30, 2016, we had $803,000 of realized gains and $146,000 of unrealized losses, net of tax, recorded as cumulative translation adjustments in Accumulated other comprehensive loss related to these forward contracts.

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

We had forward contracts outstanding as of April 30, 2016, in Euros, Pounds Sterling, South African Rand, and New Taiwan Dollars with set maturity dates ranging from May 2016 through October 2016. The contract amounts at forward rates in U.S. Dollars at April 30, 2016 totaled $54.8 million.

Fair Value of Derivative Instruments

We recognize the fair value of derivative instruments as assets and liabilities on a gross basis on our Condensed Consolidated Balance Sheets. As of April 30, 2016 and October 31, 2015, all derivative instruments were recorded at fair value on the balance sheets as follows (in thousands):

	April 30, 2016		October 31, 2015
	Balance Sheet	Fair	Balance Sheet	Fair
Derivatives	Location	Value	Location	Value
Designated as Hedging Instruments:
Foreign exchange forward contracts	Derivative assets	$510	Derivative assets	$1,079
Foreign exchange forward contracts	Derivative liabilities	$1,639	Derivative liabilities	$1,027
Not Designated as Hedging Instruments:
Foreign exchange forward contracts	Derivative assets	$78	Derivative assets	$149
Foreign exchange forward contracts	Derivative liabilities	$619	Derivative liabilities	$44

Effect of Derivative Instruments on the Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Changes in Shareholders’ Equity and Condensed Consolidated Statements of Income

Derivative instruments had the following effects on our Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Changes in Shareholders’ Equity and Condensed Consolidated Statements of Income, net of tax, during the three months ended April 30, 2016 and 2015 (in thousands):

Derivatives	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Loss)		Location of Gain (Loss) Reclassified from Other Comprehensive Income (Loss)	Amount of Gain (Loss) Reclassified from Other Comprehensive Income (Loss)
	Three Months Ended April 30,			Three Months Ended April 30,
	2016	2015		2016	2015
Designated as Hedging Instruments:
(Effective portion)

Foreign exchange forward contracts – Intercompany sales/purchases	$(736)	$296	Cost of sales and service	$546	$(8)

Foreign exchange forward contract – Net investment	$(116)	$9

We recognized a gain of $32,000 for the three months ended April 30, 2016 as a result of hedges deemed ineffective for financial reporting purposes and did not qualify as cash flow hedges. We did not recognize gains or losses as a result of hedges deemed ineffective for the three months ended April 30, 2015. We recognized the following losses and gains in our Condensed Consolidated Statements of Income during the three months ended April 30, 2016 and 2015 on derivative instruments not designated as hedging instruments (in thousands):

Derivatives	Location of Gain (Loss) Recognized in Operations	Amount of Gain (Loss) Recognized in Operations
		Three Months Ended April 30,
		2016	2015
Not Designated as Hedging Instruments:
Foreign exchange forward contracts	Other (income) expense, net	$(1,239)	$333

The following table presents the changes in the components of Accumulated other comprehensive loss, net of tax, for the three months ended April 30, 2016 (in thousands):

	Foreign Currency Translation	Cash Flow Hedges	Total

Balance, January 31, 2016	$(13,295)	$739	$(12,556)
Other comprehensive income (loss) before reclassifications	3,423	(736)	2,687
Reclassifications	—	(546)	(546)
Balance, April 30, 2016	$(9,872)	$(543)	$(10,415)

Derivative instruments had the following effects on our Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Changes in Shareholders’ Equity and Condensed Consolidated Statements of Income, net of tax, during the six months ended April 30, 2016 and 2015 (in thousands):

Derivatives	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Loss)		Location of Gain (Loss) Reclassified from Other Comprehensive Income (Loss)	Amount of Gain (Loss) Reclassified from Other Comprehensive Income (Loss)
	Six Months Ended April 30,			Six Months Ended April 30,
	2016	2015		2016	2015
Designated as Hedging Instruments: (Effective portion)

Foreign exchange forward contracts – Intercompany sales/purchases	$(567)	$1,852	Cost of sales and service	$1,474	$(372)

Foreign exchange forward contract – Net investment	$(80)	$248

We recognized a gain of $32,000 for the six months ended April 30, 2016 as a result of hedges deemed ineffective for financial reporting purposes and did not qualify as cash flow hedges. We did not recognize gains or losses as a result of hedges deemed ineffective for the six months ended April 30, 2015. We recognized the following losses and gains in our Condensed Consolidated Statements of Income during the six months ended April 30, 2016 and 2015 on derivative instruments not designated as hedging instruments (in thousands):

Derivatives	Location of Gain (Loss) Recognized in Operations	Amount of Gain (Loss) Recognized in Operations
		Six Months Ended April 30,
		2016	2015
Not Designated as Hedging Instruments:
Foreign exchange forward contracts	Other (income) expense, net	$(1,100)	$3,045

The following table presents the changes in the components of Accumulated other comprehensive loss, net of tax, for the six months ended April 30, 2016 (in thousands):

	Foreign Currency Translation	Cash Flow Hedges	Total

Balance, October 31, 2015	$(10,884)	$1,498	$(9,386)
Other comprehensive income (loss) before reclassifications	1,012	(567)	445
Reclassifications	—	(1,474)	(1,474)
Balance, April 30, 2016	$(9,872)	$(543)	$(10,415)

3.	EQUITY INCENTIVE PLAN

In March 2016, we adopted the Hurco Companies, Inc. 2016 Equity Incentive Plan (the “2016 Equity Plan”), which allows us to grant awards of stock options, stock appreciation rights (“SARs”), restricted stock, stock units and other stock-based awards. The 2016 Equity Plan replaced the 2008 Equity Incentive Plan (the “2008 Plan”) and is the only active plan under which equity awards may be made to our employees and non-employee directors. No further awards will be made under our 2008 Plan. The total number of shares of our common stock that may be issued pursuant to awards under the 2016 Equity Plan is 856,048, which included 386,048 shares remaining available for future grants under the 2008 Plan as of March 10, 2016, the date of shareholder approval of the 2016 Equity Plan.

The Compensation Committee of the Board of Directors has the authority to determine the officers, directors and key employees who will be granted awards; designate the number of shares subject to each award; determine the terms and conditions upon which awards will be granted; and prescribe the form and terms of award agreements. We have granted restricted shares under the 2016 Equity Plan which are currently outstanding, and we have granted stock options, restricted shares and performance shares under the 2008 Plan which are currently outstanding. No stock option may be exercised more than ten years after the date of grant or such shorter period as the Compensation Committee may determine at the date of grant. The market value of a share of our common stock, for purposes of the 2016 Equity Plan, is the closing sale price as reported by the Nasdaq Global Select Market on the date in question or, if not a trading day, on the last preceding trading date.

A summary of stock option activity for the six-month period ended April 30, 2016, is as follows:

	Stock Options	Weighted Average Exercise Price

Outstanding at October 31, 2015	107,889	$20.25

Options granted	—	—
Options exercised	—	—
Options cancelled	—	—

Outstanding at April 30, 2016	107,889	$20.25

Summarized information about outstanding stock options as of April 30, 2016, that have already vested and those that are expected to vest, as well as stock options that are currently exercisable, are as follows:

	Options Already Vested and Expected to Vest	Options Currently Exercisable

Number of outstanding options	107,889	107,889

Weighted average remaining contractual life (years)	4.87	4.87
Weighted average exercise price per share	$20.25	$20.25

Intrinsic value of outstanding options	$1,326,000	$1,326,000

The intrinsic value of an outstanding stock option is calculated as the difference between the stock price as of April 30, 2016 and the exercise price of the option.

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

On March 10, 2016, the Compensation Committee granted a total of 9,170 shares of time-based restricted stock under the 2016 Equity Plan to our non-employee directors. The restricted shares vest in full one year from the date of grant provided the recipient remains on the board of directors through that date. The grant date fair value of the restricted shares was based on the closing sales price of our common stock on the grant date which was $30.52 per share.

A reconciliation of the Company’s restricted stock activity and related information for the six-month period ended April 30, 2016 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at October 31, 2015	98,799	$28.89
Shares granted	75,636	28.05
Shares vested	(21,385)	27.63
Shares withheld	(5,700)	25.29
Unvested at April 30, 2016	147,350	$28.78

During the first six months of fiscal 2016 and 2015, we recorded $759,000 and $569,000, respectively, as stock-based compensation expense related to grants under our equity plans. As of April 30, 2016, there was an estimated $2.9 million of total unrecognized stock-based compensation cost that we expect to recognize by the end of the first quarter of fiscal 2019.

4.	EARNINGS PER SHARE

Per share results have been computed based on the average number of common shares outstanding. The computation of basic and diluted net income per share is determined using net income applicable to common shareholders as the numerator and the number of shares outstanding as the denominator as follows (in thousands, except per share amounts):

	Three Months Ended				Six Months Ended
	April 30,				April 30,
	2016		2015		2016		2015
	Basic	Diluted	Basic	Diluted	Basic	Diluted	Basic	Diluted

Net income	$3,674	$3,674	$3,961	$3,961	$7,569	$7,569	$7,727	$7,727
Undistributed earnings allocated to participating shares	(21)	(21)	(23)	(23)	(43)	(43)	(45)	(45)
Net income applicable to common shareholders	$3,653	$3,653	$3,938	$3,938	$7,526	$7,526	$7,682	$7,682
Weighted average shares outstanding	6,570	6,570	6,547	6,547	6,564	6,564	6,535	6,535
Stock options and contingently issuable shares	—	71	—	42	—	66	—	43
	6,570	6,641	6,547	6,589	6,564	6,630	6,535	6,578

Income per share	$0.56	$0.56	$0.60	$0.60	$1.15	$1.14	$1.17	$1.17

5.	ACCOUNTS RECEIVABLE

Accounts receivable are net of allowances for doubtful accounts of $694,000 as of April 30, 2016 and $739,000 as of October 31, 2015.

6.	INVENTORIES

Inventories, priced at the lower of cost (first-in, first-out method) or market, are summarized below (in thousands):

	April 30, 2016	October 31, 2015
Purchased parts and sub-assemblies	$28,182	$25,914
Work-in-process	21,994	20,575
Finished goods	72,560	59,819
	$122,736	$106,308

7.	ACQUISITIONS OF BUSINESSES

On July 14, 2015, we acquired the assets of the machine tool business of Milltronics Manufacturing Company, Inc., a U.S.-based manufacturer of CNC mills, lathes, and vertical and horizontal machining centers. We are operating this U.S. business through our wholly-owned subsidiary, Milltronics USA, Inc. (“Milltronics”). Also, on July 28, 2015, we acquired the assets of the machine tool business of Takumi Machinery Co., Ltd. (“Takumi”), a Taiwan-based designer and manufacturer of CNC vertical machining centers, double column machining centers, high speed bridge machines and other machine tools equipped with industrial controls. We are operating this Taiwan business through our wholly-owned subsidiary, Hurco Manufacturing Limited. These acquisitions contribute to our efforts to expand our consolidated product range, customer base and global platform, and accelerate emerging market penetration, particularly in strategic markets such as China and South America. The combined Hurco, Milltronics and Takumi businesses represent a comprehensive product portfolio with more than 150 different models. The combined machine tool product lines also provide benefits from the development of product enhancements, technologies and models due to leverage of shared resources and cross-utilization of proven engineering designs, allowing us to achieve manufacturing cost reductions from economies of scale and manufacturing efficiencies.

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

From time to time, our subsidiaries guarantee third party payment obligations in connection with the sale of machines to customers that use financing. We follow FASB guidance for accounting for guarantees (codified in ASC 460). As of April 30, 2016, we had 16 outstanding third party payment guarantees totaling approximately $1.1 million. The terms of these guarantees are consistent with the underlying customer financing terms. Upon shipment of a machine, the customer has the risk of ownership. The customer does not obtain title, however, until it has paid for the machine. A retention of title clause allows us to recover the machine if the customer defaults on the financing. We accrue liabilities under these guarantees at fair value, which amounts are insignificant.

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

	Six Months Ended April 30,
	2016	2015
Balance, beginning of period	$2,186	$2,048
Provision for warranties during the period	1,414	1,739
Charges to the reserve	(1,755)	(1,641)
Impact of foreign currency translation	8	(56)
Balance, end of period	$1,853	$2,090

The year-over-year decrease in our warranty reserve was primarily due to a reduction in sales volume and average warranty cost per claim in the North American and Asian Pacific regions, net of the incremental $163,000 of warranty obligations related to the acquired businesses of Milltronics and Takumi.

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

We have a £1.0 million revolving credit facility in the United Kingdom and a €1.5 million revolving credit facility in Germany. We also have a 40.0 million Chinese Yuan (approximately $6.2 million) credit facility in China that was renewed on February 17, 2016 with an expiration date of February 16, 2017. We had $1.5 million and $1.6 million of borrowings under our China credit facility, which bears interest at 4.9% and 5.6% annually (variable rate), at April 30, 2016 and October 31, 2015, respectively. We had no other debt or borrowings under any of our other credit facilities at either of those dates.

All of our credit facilities are unsecured. At April 30, 2016, we were in compliance with all covenants contained in the related credit agreements and, as of that date, we had unutilized credit facilities of $20.3 million.

11.	INCOME TAXES

Our effective tax rate for the first six months of fiscal 2016 was 28% in comparison to 34% for the same period in fiscal 2015. The decrease in the effective income tax rate was primarily due to changes in geographic mix of income and loss among tax jurisdictions.  We recorded income tax expense during the first six months of fiscal 2016 of $3.0 million compared to $3.9 million for the same period in fiscal 2015, primarily as a result of a change in geographic mix of income period-over-period.  We have not provided any U.S. income taxes on the undistributed earnings of our wholly-owned foreign subsidiaries based upon our determination that such earnings will be indefinitely reinvested.  In the event these earnings are later distributed to our U.S. operations, such distributions would likely result in additional U.S. tax that may be offset, at least in part, by associated foreign tax credits.

Our unrecognized tax benefits were $1.2 million as of April 30, 2016 and $1.1 million as of October 31, 2015, and in each case included accrued interest.

We recognize accrued interest and penalties related to unrecognized tax benefits as components of income tax expense.   As of April 30, 2016, the gross amount of interest accrued, reported in Accrued expenses and other, was approximately $46,000, which did not include the federal tax benefit of interest deductions.

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

The following table represents the fair value hierarchy for our financial assets and liabilities measured at fair value as of April 30, 2016 and October 31, 2015 (in thousands):

	Assets		Liabilities
	April 30, 2016	October 31, 2015	April 30, 2016	October 31, 2015

Level 1
Deferred Compensation	$1,315	$1,310	$-	$-

Level 2
Derivatives	$588	$1,228	$2,258	$1,071

Included in Level 1 assets are mutual fund investments under a nonqualified deferred compensation plan. We estimate the fair value of these investments on a recurring basis using market prices which are readily available.

Included in Level 2 fair value measurements are derivative assets and liabilities related to gains and losses on foreign currency forward exchange contracts entered into with a third party. We estimate the fair value of these derivatives on a recurring basis using foreign currency exchange rates obtained from active markets. Derivative instruments are reported in the accompanying consolidated financial statements at fair value. We have derivative financial instruments in the form of foreign currency forward exchange contracts as described in Note 2 of Notes to the Condensed Consolidated Financial Statements in which the U.S. Dollar equivalent notional amounts of these contracts was $126.0 million and $109.6 million at April 30, 2016 and October 31, 2015, respectively. The fair value of Derivative assets recorded on our Condensed Consolidated Balance Sheets was $0.6 million at April 30, 2016 and $1.2 million at October 31, 2015. The fair value of Derivative liabilities recorded on our Condensed Consolidated Balance Sheets was $2.3 million at April 30, 2016 and $1.1 million at October 31, 2015.

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

New Accounting Pronouncements:

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which establishes a comprehensive new lease accounting model. ASU 2016-02 clarifies the definition of a lease, requires a dual approach to lease classification similar to current lease classifications, and requires lessees to recognize leases on the balance sheet as a lease liability with a corresponding right-of-use asset for leases with a lease-term of more than twelve months. ASU 2016-02 is effective for our fiscal year 2020, including interim periods within the fiscal year, and requires modified retrospective application. Early adoption is permitted. We are assessing the impact this new accounting guidance will have on our consolidated financial statements.

In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which intends to improve the operability and understandability of the implementation guidance on principal versus agent considerations by amending certain existing illustrative examples and adding additional illustrative examples to assist in the application of the guidance. ASU 2016-08 has the same effective date as ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which is our fiscal year 2019. We are assessing the impact this new accounting guidance will have on our consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which simplifies several areas of accounting for share-based compensation arrangements, including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for our fiscal year 2018, including interim periods within the fiscal year. Early adoption is permitted. We are assessing the impact this new accounting guidance will have on our consolidated financial statements.

In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which provides further guidance on identifying performance obligations and improve the operability and understandability of the licensing implementation guidance. ASU 2016-10 has the same effective date as ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which is our fiscal year 2019. We are assessing the impact this new accounting guidance will have on our consolidated financial statements.

In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which, among other things, clarifies the definition of a completed contract for purposes of transition, clarifies the disclosure requirement to each prior reporting period for entities applying the guidance retrospectively, clarifies the objective of the collectability criterion, specifies the measurement date for noncash consideration, permits the exclusion of sales tax from the transaction price, and provides a practical expedient that permits an entity to reflect the aggregate effect of all modifications that occur before the beginning of the earliest period presented when identifying the satisfied and unsatisfied performance obligations, determining the transaction price, and allocating the transaction price to the satisfied and unsatisfied performance obligations. ASU 2016-12 has the same effective date as ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which is our fiscal year 2019. We are assessing the impact this new accounting guidance will have on our consolidated financial statements.

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

The market for machine tools is international in scope. We have both significant foreign sales and significant foreign manufacturing operations. During the first six months of fiscal 2016, approximately 56% of our revenues were attributable to customers in Europe, where we typically sell more of our higher-performance, higher-priced VMX series machines. Additionally, approximately 13% of our revenues were attributable to customers in Asia, where we sell more of our entry-level, lower-priced machines, but where we also encounter greater price pressures.

During the third quarter of fiscal 2015, we acquired the assets of the machine tool business of Milltronics Manufacturing Company, Inc. and we are operating this U.S. business through our wholly-owned subsidiary, Milltronics USA, Inc. (“Milltronics”). Milltronics manufactures and sells CNC knee mills, tool room bed mills, vertical machining centers, combination lathes, slant-bed lathes, horizontal machining centers, and bed mills. During the third quarter of fiscal 2015, we also acquired the assets of the machine tool business of Takumi Machinery Co., Ltd. (“Takumi”), a Taiwanese company that designs and manufactures CNC vertical machining centers, double column machining centers, high speed bridge machines and other machine tools, with sales primarily in Taiwan, China and Europe. Takumi machines are equipped with industrial controls from Fanuc, Siemens, Mitsubishi or Heidenhain which can be used in high-volume parts manufacturing. We are operating this Taiwanese business through our wholly-owned subsidiary Hurco Manufacturing Limited (“HML”). These acquisitions contribute to our efforts to expand our consolidated product range, customer base and global platform, and we believe may accelerate emerging market penetration, particularly in strategic markets such as China and South America. The combined Hurco, Milltronics and Takumi businesses represent a comprehensive product portfolio with more than 150 different models. The combined machine tool product lines also provides benefits related to the development of product enhancements, technologies and models due to leverage of shared resources and cross-utilization of proven engineering designs that allow us to achieve manufacturing cost reductions from economies of scale and manufacturing efficiencies.

We sell our products through more than 170 independent agents and distributors throughout North and South America, Europe and Asia. We also have our own direct sales and service organizations in China, France, Germany, India, Italy, Poland, Singapore, South Africa, Taiwan, the United Kingdom and certain parts of the United States. The vast majority of our machine tools are manufactured to our specifications primarily by our wholly-owned subsidiary in Taiwan, HML. Machine castings and components to support HML’s production are manufactured at our facility in Ningbo, China. Components to support our SRT line of five-axis machining centers, such as the direct drive spindle, swivel head and rotary table, are manufactured by our wholly-owned subsidiary in Italy, LCM Precision Technology S.r.l. (“LCM”).

Our sales to foreign customers are denominated, and payments by those customers are made, in the prevailing currencies - primarily the Euro, Pound Sterling and Chinese Yuan - in the countries in which those customers are located. Our product costs are incurred and paid primarily in the New Taiwan Dollar and the U.S. Dollar. Changes in currency exchange rates may have a material effect on our operating results and consolidated balance sheets as reported under U.S. Generally Accepted Accounting Principles. For example, when the U.S. Dollar weakens in value relative to a foreign currency, sales made, and expenses incurred, in that currency when translated to U.S. Dollars for reporting in our financial statements, are higher than would be the case when the U.S. Dollar is stronger. In the comparison of our period-to-period results, we discuss the effect of currency translation on those results including the increases or decreases in those results as reported in our financial statements (which reflect translation to U.S. Dollars at exchange rates prevailing during the period covered by those financial statements) and also the effect that changes in exchange rates had on those results.

Our high levels of foreign manufacturing and sales also subject us to cash flow risks due to fluctuating currency exchange rates. We seek to mitigate those risks through the use of various derivative instruments – principally foreign currency forward exchange contracts.

RESULTS OF OPERATIONS

Three Months Ended April 30, 2016 Compared to Three Months Ended April 30, 2015

Sales and Service Fees. Sales and service fees for the second quarter of fiscal 2016 were $52.0 million, an increase of $1.8 million, or 4%, compared to the corresponding period in fiscal 2015. Excluding a negative currency impact of $0.7 million, sales and service fees for the second quarter of fiscal 2016 reflected growth of $2.6 million, or 5%, over the corresponding period in fiscal 2015. Sales for the second quarter of fiscal 2016 included $4.5 million from the Milltronics and Takumi businesses.

The following two tables set forth net sales (in thousands) by geographic region and product category, respectively, for the second quarter of fiscal 2016 and 2015:

Sales and Service Fees by Geographic Region

	Three Months Ended April 30,				Change
	2016		2015		Amount	%
North America	$14,933	28%	$13,735	27%	$1,198	9%
Europe	32,006	62%	32,113	64%	(107)	0%
Asia Pacific	5,090	10%	4,335	9%	755	17%
Total	$52,029	100%	$50,183	100%	$1,846	4%

North American sales for the second quarter of fiscal 2016 increased by 9% compared to the corresponding period in fiscal 2015, primarily due to sales from the acquired business of Milltronics Manufacturing Company. Milltronics sales totaled $3.1 million for the second quarter of fiscal 2016 and more than offset the decrease in non-Milltronics North American sales of $1.9 million or 14%, year-over-year. Hurco acquired the assets of the Milltronics business in July 2015 and is operating it through its subsidiary Milltronics USA, Inc. Milltronics manufactures and sells knee mills, tool room bed mills, vertical machining centers, combination lathes, slant-bed lathes, and horizontal machining centers. The year-over-year decrease in non-Milltronics North American sales was due to a lower sales volume and lower sales mix of higher-performance machines. European sales for the second quarter of fiscal 2016 were relatively unchanged compared to the corresponding period in fiscal 2015, reflecting sales growth of 2% offset by a negative currency impact of 2%. Asian Pacific sales for the second quarter of fiscal 2016 increased by 17% compared to the corresponding period in fiscal 2015, primarily due to sales from the acquired business of Takumi Machinery Co., Ltd. Takumi sales for the second quarter of fiscal 2016 totaled $1.5 million and more than offset a negative currency impact of $0.1 million, or 3%, and a decrease in non-Takumi Asian Pacific sales of $0.6 million, or 13%. Hurco acquired certain assets of Takumi, a Taiwan-based business, in July 2015 and is operating it through its subsidiary, Hurco Manufacturing Limited. Takumi designs and manufactures CNC vertical machining centers, double column machining centers, high speed bridge machines and other machine tools equipped with industrial controls. The year-over-year reduction in non-Takumi Asian Pacific sales was driven by a lower volume of sales in Southeast Asia.

Sales and Service Fees by Product Category

	Three Months Ended April 30,				Change
	2016		2015		Amount	%
Computerized Machine Tools	$44,141	85%	$42,950	86%	$1,191	3%
Service Fees, Parts and Other	7,888	15%	7,233	14%	655	9%
Total	$52,029	100%	$50,183	100%	$1,846	4%

Orders. Orders for the second quarter of fiscal 2016 were $53.2 million compared to $53.1 million in the corresponding period in fiscal 2015. Excluding a negative currency impact of $0.4 million, or 1%, orders increased by $0.5 million, or 1%, over the corresponding period in fiscal 2015. Orders for the second quarter of fiscal 2016 included $7.2 million from the Milltronics and Takumi businesses.

North American orders for the second quarter of fiscal 2016 were $12.1 million, a decrease of $3.6 million, or 23%, compared to the corresponding prior year period, and included $2.7 million of orders from the Milltronics business. Excluding the orders related to the Milltronics business, orders for North America decreased by $6.3 million, or 40%, in the second quarter of fiscal 2016 compared to the corresponding prior year period due to decreased overall customer demand and decreased demand for our higher-performance machines. European orders for the second quarter of fiscal 2016 were $33.3 million, a decrease of $0.4 million, or 1%, compared to the corresponding prior year period, due mainly to negative currency impact. Asian Pacific orders for the second quarter of fiscal 2016 were $7.8 million, an increase of $4.1 million, or 111%, compared to the corresponding prior year period, and included $4.6 million of orders related to the Takumi business. Excluding the orders related to the Takumi business, Asian Pacific orders for the second quarter of fiscal 2016 decreased by $0.4 million, or 12%, compared to the corresponding prior year period, primarily due to weaker market conditions in China and Southeast Asia.

Gross Profit. Gross profit for the second quarter of fiscal 2016 was $16.6 million, or 32% of sales, compared to $16.6 million, or 33% of sales, for the corresponding prior year period. The year-over-year decrease in gross profit as a percentage of sales was due to the new mix of value and industrial brand Milltronics and Takumi machines with the higher-performance Hurco machines. In addition, pricing pressure and the negative impact of foreign currency also contributed to the slight decrease in gross profit as a percentage of sales.

Operating Expenses. Selling, general and administrative expenses for the second quarter of fiscal 2016 were $11.9 million, or 23% of sales, compared to $10.9 million, or 22% of sales, in the corresponding period in fiscal 2015. Selling, general and administrative expenses for the second quarter of fiscal 2016 included approximately $1.2 million of Milltronics and Takumi operating expenses.

Operating Income. Operating income for the second quarter of fiscal 2016 was $4.7 million compared to $5.7 million for the corresponding period in fiscal 2015. The decrease in operating income year-over-year was primarily due to the new mix of value and industrial brand Milltronics and Takumi machines with the higher-performance Hurco machines, and increased operating expenses related to Milltronics and Takumi.

Other (Income) Expense, Net. Other income in the second quarter of fiscal 2016 increased by $0.1 million from the corresponding period in fiscal 2015 due to net realized and unrealized losses from foreign currency fluctuations on payables and receivables, net of foreign currency forward exchange contracts.

Income Taxes. We recorded income tax expense during the second quarter of fiscal 2016 of $1.2 million compared to $1.9 million for the corresponding period in fiscal 2015. Our effective tax rate for the second quarter of fiscal 2016 was 25%, compared to 32% in the corresponding prior year period. The decrease in the effective income tax rate was primarily due to changes in geographic mix of income and loss among tax jurisdictions.

Six Months Ended April 30, 2016 Compared to Six Months Ended April 30, 2015

Sales and Service Fees. Sales and service fees for the first six months of fiscal 2016 were $108.5 million, an increase of $7.4 million, or 7%, compared to the corresponding period in fiscal 2015. Excluding a negative currency impact of $4.0 million, sales and service fees for the first six months of fiscal 2016 reflected growth of $11.4 million, or 11%, over the corresponding period in fiscal 2015. Sales for the first six months of fiscal 2016 included $15.5 million from the Milltronics and Takumi businesses.

The following two tables set forth net sales (in thousands) by geographic region and product category, respectively, for the first six months of fiscal 2016 and 2015:

Sales and Service Fees by Geographic Region

	Six Months Ended April 30,				Change
	2016		2015		Amount	%
North America	$33,874	31%	$28,586	28%	$5,288	18%
Europe	61,010	56%	63,913	63%	(2,903)	-5%
Asia Pacific	13,648	13%	8,656	9%	4,992	58%
Total	$108,532	100%	$101,155	100%	$7,377	7%

North American sales for the first six months of fiscal 2016 increased by 18% compared to the corresponding period in fiscal 2015, largely as a result of Milltronics sales of $9.2 million, which were partially offset by decreased non-Milltronics sales in North America of $3.9 million, or 14%. The year-over-year decrease in non-Milltronics North American sales was due to decreased overall customer demand and decreased demand for our higher-performance machines. European sales for the first six months of fiscal 2016 decreased by 5% compared to the corresponding period in fiscal 2015, reflecting sales growth of 1% that was more than offset by a negative currency impact of 6%. The year-over-year growth in European sales, excluding the effect of the negative currency impact, was driven by increased shipments of higher-performance machines in Germany, France and Italy. Asian Pacific sales for the first six months of fiscal 2016 increased by 58% compared to the corresponding period in fiscal 2015 and reflected sales from Takumi of $6.3 million, which was partially offset by a negative currency impact of $0.3 million, or 4%, and decreased non-Takumi Asian Pacific sales of $1.0 million, or 12%. The year-over-year reduction in non-Takumi Asian Pacific sales was driven by a lower volume of sales in Southeast Asia.

Sales and Service Fees by Product Category

	Six Months Ended April 30,				Change
	2016		2015		Amount	%
Computerized Machine Tools	$92,839	86%	$86,696	86%	$6,143	7%
Service Fees, Parts and Other	15,693	14%	14,459	14%	1,234	9%
Total	$108,532	100%	$101,155	100%	$7,377	7%

Orders. Orders for the first six months of fiscal 2016 were $104.5 million compared to $98.1 million in the corresponding period in fiscal 2015. Excluding a negative currency impact of $3.6 million, or 3%, orders increased by $10.0 million, or 10%, over the corresponding period in fiscal 2015. Orders for the first six months of fiscal 2016 included $13.4 million of orders from the Milltronics and Takumi businesses.

North American orders for the first six months of fiscal 2016 were $29.0 million, a decrease of $0.7 million, or 2%, compared to the corresponding prior year period, and included $6.7 million of orders from the Milltronics business. Excluding the orders related to the Milltronics business, orders for North America decreased by $7.3 million, or 25%, in the first six months of fiscal 2016 compared to the corresponding prior year period. The decrease in non-Milltronics North American orders year-over-year was due to decreased overall customer demand and decreased demand for our higher-performance machines. European orders for the first six months of fiscal 2016 were $61.9 million, an increase of $2.3 million, or 4%, compared to the corresponding prior year period, reflecting order growth of $5.6 million, or 9%, partially offset by a negative currency impact of $3.3 million, or 5%. The year-over-year increase in orders was due to increased customer demand for our higher-performance machines in Germany, France and Italy. Asian Pacific orders for the first six months of fiscal 2016 were $13.6 million, an increase of $4.8 million, or 54%, compared to the corresponding period in fiscal 2015. Asian Pacific orders reflected orders from Takumi of $6.8 million, partially offset by a negative currency impact of $0.3 million, or 3%, and decreased non-Takumi Asian Pacific orders of $1.7 million, or 19%. The year-over-year reduction in non-Takumi Asian Pacific orders was driven by a lower volume of customer demand in China and Southeast Asia.

Gross Profit. Gross profit for the first six months of fiscal 2016 was $34.3 million, or 32% of sales, compared to $33.1 million, or 33% of sales, for the corresponding prior year period. The year-over-year decrease in gross profit as a percentage of sales was due to the new mix of value and industrial brand Milltronics and Takumi machines with the higher-performance Hurco machines. In addition, pricing pressure and the negative impact of foreign currency also contributed to the slight decrease in gross profit as a percentage of sales.

Operating Expenses. Selling, general and administrative expenses for the first six months of fiscal 2016 were $23.9 million, or 22% of sales, compared to $21.3 million, or 21% of sales, in the corresponding period in fiscal 2015. Selling, general and administrative expenses for the first six months of fiscal 2016 included approximately $2.4 million of Milltronics and Takumi operating expenses.

Operating Income. Operating income for the first six months of fiscal 2016 was $10.4 million compared to $11.8 million for the corresponding period in fiscal 2015. The decrease in operating income year-over-year was primarily due to the new mix of value and industrial brand Milltronics and Takumi machines with the higher-performance Hurco machines, and increased operating expenses related to Milltronics and Takumi.

Other (Income) Expense, Net. Other income in the first six months of fiscal 2016 increased by $0.3 million from the corresponding period in fiscal 2015 due to net realized and unrealized losses from foreign currency fluctuations on payables and receivables, net of foreign currency forward exchange contracts.

Income Taxes. We recorded income tax expense during the first six months of fiscal 2016 of $2.9 million compared to $3.9 million for the corresponding period in fiscal 2015. Our effective tax rate for the first six months of fiscal 2016 was 28%, compared to 34% in the corresponding prior year period. The decrease in the effective income tax rate was primarily due to changes in geographic mix of income and loss among tax jurisdictions.

LIQUIDITY AND CAPITAL RESOURCES

At April 30, 2016, we had cash and cash equivalents of $45.3 million, compared to $55.2 million at October 31, 2015. Approximately 29% of the $45.3 million of cash and cash equivalents is denominated in U.S. Dollars. The balance is attributable to our foreign operations and is held in the local currencies of our various foreign entities, subject to fluctuations in currency exchange rates. We do not believe that the indefinite reinvestment of these funds offshore impairs our ability to meet our domestic working capital needs.

Working capital, excluding cash and cash equivalents, was $110.1 million at April 30, 2016 compared to $95.8 million at October 31, 2015. The increase in working capital, excluding cash and cash equivalents, was primarily due to increased inventories.

Capital expenditures of $2.3 million during the first six months of fiscal 2016 were primarily for capital improvements in existing facilities and software development costs. We funded these expenditures with cash on hand.

At April 30, 2016, we had $1.5 million of borrowings outstanding under our China credit facility. We had no other debt or borrowings under any of our other credit facilities. At April 30, 2016, we had an aggregate of $20.3 million available for borrowing under our credit facilities and were in compliance with all covenants.

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

CRITICAL ACCOUNTING POLICIES

Our accounting policies, which are described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2015, require management to make significant estimates and assumptions using information available at the time the estimates are made. These estimates and assumptions significantly affect various reported amounts of assets, liabilities, revenues, and expenses. If our future experience differs materially from these estimates and assumptions, our results of operations and financial condition would be affected. There were no material changes to our critical accounting policies during the first six months of fiscal 2016.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

There have been no material changes related to our contractual obligations and commitments from the information provided in our Annual Report on Form 10-K for the fiscal year ended October 31, 2015.

OFF BALANCE SHEET ARRANGEMENTS

From time to time, our subsidiaries guarantee third party payment obligations in connection with the sale of machines to customers that use financing. We follow FASB guidance for accounting for guarantees (codified in ASC 460). As of April 30, 2016, we had 16 outstanding third party payment guarantees totaling approximately $1.1 million. The terms of these guarantees are consistent with the underlying customer financing terms. Upon shipment of a machine, the customer has the risk of ownership. The customer does not obtain title, however, until it has paid for the machine. A retention of title clause allows us to recover the machine if the customer defaults on the financing. We accrue liabilities under these guarantees at fair value, which amounts are insignificant.

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

We discuss these and other important risks and uncertainties that may affect our future operations in Part I, Item 1A – Risk Factors in our most recent Annual Report on Form 10-K and may update that discussion in Part II, Item 1A – Risk Factors in a Quarterly Report on Form 10-Q we file hereafter.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Interest on borrowings on our credit facilities are variable and tied to prevailing domestic and foreign interest rates. At April 30, 2016, we had $1.5 million of borrowings outstanding under our China credit facility. We had no other debt or borrowings under any of our other credit facilities.

Foreign Currency Exchange Risk

In the first six months of fiscal 2016, we derived approximately 69% of our revenues from foreign markets. All of our computerized machine tools and computer control systems, as well as certain proprietary service parts, are sourced by our U.S.-based engineering and manufacturing division and re-invoiced to our foreign sales and service subsidiaries, primarily in their functional currencies.

Our products are sourced from foreign suppliers or built to our specifications by either our wholly-owned subsidiaries in Taiwan, U.S., Italy and China or affiliated contract manufacturers in Taiwan and Italy. Our purchases are predominantly in foreign currencies and in some cases our arrangements with these suppliers include foreign currency risk sharing agreements, which reduce (but do not eliminate) the effects of currency fluctuations on product costs. The predominant portion of the exchange rate risk associated with our product purchases relates to the New Taiwan Dollar and the Euro.

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

Forward contracts for the sale or purchase of foreign currencies as of April 30, 2016, which are designated as cash flow hedges under FASB guidance related to accounting for derivative instruments and hedging activities, were as follows:

	Notional Amount	Weighted Avg.		Contract Amount at Forward Rates in U.S. Dollars
Forward Contracts	in Foreign Currency	Forward Rate		Contract Date	April 30, 2016	Maturity Dates
Sale Contracts:
Euro	31,800,000	1.1124		$35,374,785	$36,618,474	May 2016 – April 2017
Pound Sterling	6,150,000	1.4900		$9,163,338	$8,993,103	May 2016 – April 2017

Purchase Contracts:
New Taiwan Dollar	780,000,000	32.490	*	$24,007,256	$24,141,294	May 2016 – April 2017

*NT Dollars per U.S. Dollar

Forward contracts for the sale or purchase of foreign currencies as of April 30, 2016, which were entered into to protect against the effects of foreign currency fluctuations on receivables and payables and are not designated as hedges under this guidance denominated in foreign currencies, were as follows:

	Notional Amount	Weighted Avg.		Contract Amount at Forward Rates in U.S. Dollars
Forward Contracts	in Foreign Currency	Forward Rate		Contract Date	April 30, 2016	Maturity Dates
Sale Contracts:
Euro	31,065,632	1.1336		$35,215,692	$35,728,383	May 2016 – October 2016
Pound Sterling	753,010	1.4576		$1,097,550	$1,100,428	May 2016
South African Rand	14,300,600	0.0665		$950,838	$971,429	October 2016

Purchase Contracts:
New Taiwan Dollar	548,888,887	32.369	*	$16,957,123	$16,993,106	May 2016 – July 2016

* NT Dollars per U.S. Dollar

We are also exposed to foreign currency exchange risk related to our investment in net assets in foreign countries. To manage this risk, we have maintained a forward contract with a notional amount of €3.0 million. We designated this forward contract as a hedge of our net investment in Euro-denominated assets. We selected the forward method under FASB guidance related to the accounting for derivatives instruments and hedging activities. The forward method requires all changes in the fair value of the contract to be reported as a cumulative translation adjustment in Accumulated other comprehensive loss, net of tax, in the same manner as the underlying hedged net assets. This forward contract matures in November 2016. At April 30, 2016, we had $803,000 of realized gains and $146,000 of unrealized losses, net of tax, recorded as cumulative translation adjustments in Accumulated other comprehensive loss related to the hedging of our net investment in Euro-denominated assets. Forward contracts for the sale or purchase of foreign currencies as of April 30, 2016, which are designated as net investment hedges under this guidance were as follows:

	Notional Amount	Weighted Avg.	Contract Amount at Forward Rates in U.S. Dollars
Forward Contracts	in Foreign Currency	Forward Rate	Contract Date	April 30, 2016	Maturity Date
Sale Contracts:
Euro	3,000,000	1.0775	$3,232,500	$3,458,820	November 2016

Item 4. CONTROLS AND PROCEDURES

We carried out an evaluation under the supervision and with participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2016, pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of the evaluation date.

There were no changes in our internal control over financial reporting during the three months ended April 30, 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We did not repurchase any shares of our common stock in the second quarter of fiscal 2016.

Item 5.  OTHER INFORMATION

During the period covered by this report, the Audit Committee of our Board of Directors engaged our independent registered public accounting firm to perform non-audit, tax planning services. This disclosure is made pursuant to Section 10A9(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002.

Item 6.  EXHIBITS

10.1	Hurco Companies, Inc. 2016 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 10, 2016)

10.2	Form of Restricted Stock Agreement (Director) under the 2016 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 10, 2016)

10.3	Hurco Companies, Inc. Cash Incentive Plan (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on March 10, 2016)

31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as amended.

31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as amended.

32.1	Certification by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HURCO COMPANIES, INC.

By:	/s/ Sonja K. McClelland
Sonja K. McClelland
Vice President, Secretary, Treasurer
& Chief Financial Officer

June 3, 2016

