Form 10-Q
period 2016-07-31
HURCO COMPANIES INC
filed 2016-09-06
CIK 315374

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended July 31, 2016 or
☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to _________.

Commission File No. 0-9143

HURCO COMPANIES, INC.

(Exact name of registrant as specified in its charter)

Indiana	35-1150732
(State or other jurisdiction of	(I.R.S. Employer Identification Number)
incorporation or organization)

One Technology Way
Indianapolis, Indiana	46268
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code   (317) 293-5309

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

Yes ☐  No ☒

The number of shares of the Registrant's common stock outstanding as of September 1, 2016 was 6,573,103.

HURCO COMPANIES, INC.

July 2016 Form 10-Q Quarterly Report

PART I - FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

HURCO COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2016	2015	2016	2015
	(Unaudited)		(Unaudited)

Sales and service fees	$52,403	$52,535	$160,935	$153,690

Cost of sales and service	36,268	35,905	110,492	103,954

Gross profit	16,135	16,630	50,443	49,736

Selling, general and administrative expenses	12,042	11,351	35,946	32,655

Operating income	4,093	5,279	14,497	17,081

Interest expense	23	48	72	174

Interest income	12	32	34	75

Investment income (expense)	4	4	110	75

Other (income) expense, net	246	11	226	159

Income (loss) before taxes	3,840	5,256	14,343	16,898

Provision for income taxes	1,120	1,573	4,054	5,488

Net income (loss)	$2,720	$3,683	$10,289	$11,410

Income per common share

Basic	$0.41	$0.56	$1.56	$1.73
Diluted	$0.40	$0.55	$1.54	$1.72

Weighted average common shares outstanding

Basic	6,573	6,552	6,567	6,540
Diluted	6,645	6,594	6,639	6,584

Dividends paid per share	$0.09	$0.08	$0.26	$0.23

The accompanying notes are an integral part of the condensed consolidated financial statements.

HURCO COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2016	2015	2016	2015
	(Unaudited)		(Unaudited)

Net income	$2,720	$3,683	$10,289	$11,410

Other comprehensive income (loss):

Translation of foreign currency financial statements	(1,428)	(1,658)	(416)	(5,694)

(Gain) / loss on derivative instruments reclassified into operations, net of tax $(126), $(207), $(937) and $(3), respectively	(229)	(377)	(1,703)	(5)

Gain / (loss) on derivative instruments, net of tax $703, $(88), $391 and $931, respectively	1,277	(159)	710	1,693

Total other comprehensive income (loss)	(380)	(2,194)	(1,409)	(4,006)

Comprehensive income	$2,340	$1,489	$8,880	$7,404

The accompanying notes are an integral part of the condensed consolidated financial statements.

HURCO COMPANIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	July 31,	October 31,
	2016	2015
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$42,201	$55,237
Accounts receivable, net	37,099	41,766
Inventories, net	126,170	106,308
Derivative assets	2,019	1,228
Prepaid assets	10,032	9,769
Other	1,793	1,804
Total current assets	219,314	216,112
Property and equipment:
Land	841	841
Building	7,352	7,314
Machinery and equipment	23,722	24,026
Leasehold improvements	3,419	3,323
	35,334	35,504
Less accumulated depreciation and amortization	(22,707)	(22,362)
Total property and equipment	12,627	13,142
Non-current assets:
Software development costs, less accumulated amortization	4,659	3,905
Goodwill	2,351	2,319
Intangible assets, net	1,192	1,289
Deferred income tax	5,122	4,721
Investments and other assets, net	6,556	7,089
Total non-current assets	19,880	19,323
Total assets	$251,821	$248,577
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$42,873	$43,458
Accrued expenses and other	14,230	16,788
Accrued warranty expenses	1,776	2,186
Derivative liabilities	776	1,071
Short-term debt	1,503	1,583
Total current liabilities	61,158	65,086
Non-current liabilities:
Deferred income taxes	3,556	3,998
Accrued tax liability	977	953
Deferred credits and other	3,211	3,972
Total non-current liabilities	7,744	8,923

Shareholders’ equity:
Preferred stock: no par value per share, 1,000,000 shares authorized, no shares issued	—	—
Common stock: no par value, $.10 stated value per share, 12,500,000 shares authorized, 6,720,453 and 6,650,517 shares issued; and 6,573,103 and 6,551,718 shares outstanding, as of July 31, 2016 and October 31, 2015, respectively	657	655
Additional paid-in capital	58,720	57,539
Retained earnings	134,337	125,760
Accumulated other comprehensive loss	(10,795)	(9,386)
Total shareholders’ equity	182,919	174,568
Total liabilities and shareholders’ equity	$251,821	$248,577

The accompanying notes are an integral part of the condensed consolidated financial statements.

HURCO COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2016	2015	2016	2015
	(Unaudited)		(Unaudited)
Cash flows from operating activities:
Net income	$2,720	$3,683	$10,289	$11,410
Adjustments to reconcile net income to net cash provided by (used for) operating activities
Provision for doubtful accounts	(12)	(29)	(57)	(49)
Deferred income taxes	(153)	(362)	756	(1,202)
Equity in income of affiliates	(114)	(89)	(372)	(179)
Depreciation and amortization	962	809	2,896	2,256
Foreign currency (gain) loss	1,585	245	377	3,551
Unrealized (gain) loss on derivatives	(892)	(119)	(340)	449
Stock-based compensation	424	312	1,183	881
Change in assets and liabilities:
(Increase) decrease in accounts receivable	2,231	1,805	4,192	9,314
(Increase) decrease in inventories	(5,620)	(1,833)	(21,893)	(1,651)
(Increase) decrease in prepaid expenses	424	609	(1,281)	263
Increase (decrease) in accounts payable	(2,980)	1,478	(580)	(2,218)
Increase (decrease) in accrued expenses	222	(661)	(2,953)	(3,647)
Net change in derivative assets and liabilities	(665)	497	42	569
Other	805	23	(242)	1,104
Net cash provided by (used for) operating activities	(1,063)	6,368	(7,983)	20,851

Cash flows from investing activities:
Purchase of property and equipment	(456)	(454)	(1,601)	(1,508)
Proceeds from sale of equipment	28	(1)	264	50
Software development costs	(527)	(405)	(1,649)	(966)
Other investments	—	70	—	(97)
Acquisition of business, net of cash acquired	—	(17,650)	—	(17,650)
Net cash provided by (used for) investing activities	(955)	(18,440)	(2,986)	(20,171)

Cash flows from financing activities:
Dividends paid	(592)	(526)	(1,712)	(1,508)
Proceeds of exercise of common stock options	—	—	—	257
Repayment of short-term debt	—	(1,613)	—	(1,613)
Net cash provided by (used for) financing activities	(592)	(2,139)	(1,712)	(2,864)

Effect of exchange rate changes on cash	(514)	(511)	(355)	(1,664)

Net increase (decrease) in cash and cash equivalents	(3,124)	(14,722)	(13,036)	(3,848)

Cash and cash equivalents at beginning of period	45,325	64,720	55,237	53,846

Cash and cash equivalents at end of period	$42,201	$49,998	$42,201	$49,998

The accompanying notes are an integral part of the condensed consolidated financial statements.

HURCO COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

For the Nine Months Ended July 31, 2016 and 2015

	Common Stock		Additional		Accumulated Other
(In thousands, except shares outstanding)	Shares Outstanding	Amount	Paid-in Capital	Retained Earnings	Comprehensive Income (Loss)	Total

Balances, October 31, 2014	6,508,880	$651	$55,974	$111,580	$(3,560)	$164,645
Net income	—	—	—	11,410	—	11,410

Other comprehensive loss	—	—	—	—	(4,006)	(4,006)

Stock-based compensation	27,538	3	878	—	—	881

Exercise of common stock option	15,300	1	256	—	—	257

Dividends paid	—	—	—	(1,508)	—	(1,508)

Balances, July 31, 2015 (Unaudited)	6,551,718	$655	$57,108	$121,482	$(7,566)	$171,679

Balances, October 31, 2015	6,551,718	$655	$57,539	$125,760	$(9,386)	$174,568

Net income	—	—	—	10,289	—	10,289

Other comprehensive loss	—	—	—	—	(1,409)	(1,409)

Stock-based compensation	21,385	2	1,181	—	—	1,183

Dividends paid	—	—	—	(1,712)	—	(1,712)

Balances, July 31, 2016 (Unaudited)	6,573,103	$657	$58,720	$134,337	$(10,795)	$182,919

The accompanying notes are an integral part of the condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	GENERAL

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

The condensed financial information as of July 31, 2016 and for the three and nine months ended July 31, 2016 and July 31, 2015 is unaudited. However, in our opinion, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary to present fairly our consolidated financial position, results of operations, changes in shareholders’ equity and cash flows for and at the end of the interim periods. We suggest that you read these condensed consolidated financial statements in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended October 31, 2015.

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

We had forward contracts outstanding as of July 31, 2016, denominated in Euros, Pounds Sterling and New Taiwan Dollars with set maturity dates ranging from August 2016 through July 2017. The contract amounts, expressed at forward rates in U.S. Dollars at July 31, 2016, were $35.6 million for Euros, $7.3 million for Pounds Sterling and $23.8 million for New Taiwan Dollars. At July 31, 2016, we had approximately $501,000 of gains, net of tax, related to cash flow hedges deferred in Accumulated other comprehensive loss. Included in this amount were $699,000 of unrealized gains, net of tax, related to cash flow hedge instruments that remain subject to currency fluctuation risk. The majority of these deferred gains will be recorded as an adjustment to Cost of sales and service in periods through July 2017, when the corresponding inventory that is the subject of the related hedge contracts is sold, as described above.

We are exposed to foreign currency exchange risk related to our investment in net assets in foreign countries. To manage this risk, we entered into a forward contract with a notional amount of €3.0 million in November 2015. We designated this forward contract as a hedge of our net investment in Euro denominated assets. We selected the forward method under Financial Accounting Standards Board, or FASB, guidance related to the accounting for derivatives instruments and hedging activities. The forward method requires all changes in the fair value of the contract to be reported as a cumulative translation adjustment in Accumulated other comprehensive loss, net of tax, in the same manner as the underlying hedged net assets. This forward contract matures in November 2016. As of July 31, 2016, we had $803,000 of realized gains and $88,000 of unrealized losses, net of tax, recorded as cumulative translation adjustments in Accumulated other comprehensive loss related to these forward contracts.

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

We had forward contracts outstanding as of July 31, 2016, in Euros, Pounds Sterling, the South African Rand, and the New Taiwan Dollar with set maturity dates ranging from August 2016 through October 2016. The contract amounts at forward rates in U.S. Dollars at July 31, 2016 totaled $50.0 million.

Fair Value of Derivative Instruments

We recognize the fair value of derivative instruments as assets and liabilities on a gross basis on our Condensed Consolidated Balance Sheets. As of July 31, 2016 and October 31, 2015, all derivative instruments were recorded at fair value on the balance sheets as follows (in thousands):

	July 31, 2016		October 31, 2015
	Balance Sheet	Fair	Balance Sheet	Fair
Derivatives	Location	Value	Location	Value
Designated as hedging instruments:
Foreign exchange forward contracts	Derivative assets	$1,509	Derivative assets	$1,079
Foreign exchange forward contracts	Derivative liabilities	$562	Derivative liabilities	$1,027
Not designated as hedging instruments:
Foreign exchange forward contracts	Derivative assets	$510	Derivative assets	$149
Foreign exchange forward contracts	Derivative liabilities	$214	Derivative liabilities	$44

Effect of Derivative Instruments on the Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Changes in Shareholders’ Equity and Condensed Consolidated Statements of Income

Derivative instruments had the following effects on our Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Changes in Shareholders’ Equity and Condensed Consolidated Statements of Income, net of tax, during the three months ended July 31, 2016 and 2015 (in thousands):

Derivatives	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Loss)		Location of Gain (Loss) Reclassified from Other Comprehensive Income (Loss)	Amount of Gain (Loss) Reclassified from Other Comprehensive Income (Loss)
	Three Months Ended July 31,			Three Months Ended July 31,
	2016	2015		2016	2015
Designated as hedging instruments:
(Effective portion)

Foreign exchange forward contracts – Intercompany sales/purchases	$1,277	$(159)	Cost of sales and service	$229	$377

Foreign exchange forward contract – Net investment	$59	$60

We recognized a loss of $17,000 for the three months ended July 31, 2016 as a result of hedges deemed ineffective for financial reporting purposes and did not qualify as cash flow hedges. We did not recognize a gain or loss as a result of hedges deemed ineffective for the three months ended July 31, 2015. We recognized the following gains and losses in our Condensed Consolidated Statements of Income during the three months ended July 31, 2016 and 2015 on derivative instruments not designated as hedging instruments (in thousands):

Derivatives	Location of Gain (Loss) Recognized in Operations	Amount of Gain (Loss) Recognized in Operations
		Three Months Ended July 31,
		2016	2015
Not Designated as Hedging Instruments:
Foreign exchange forward contracts	Other (income) expense, net	$1,156	$37

The following table presents the changes in the components of Accumulated other comprehensive loss, net of tax, for the three months ended July 31, 2016 (in thousands):

	Foreign
	Currency	Cash Flow
	Translation	Hedges	Total

Balance, April 30, 2016	$(9,872)	$(543)	$(10,415)
Other comprehensive income (loss) before reclassifications	(1,428)	1,277	(151)
Reclassifications	—	(229)	(229)

Balance, July 31, 2016	$(11,300)	$505	$(10,795)

Derivative instruments had the following effects on our Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Changes in Shareholders’ Equity and Condensed Consolidated Statements of Income, net of tax, during the nine months ended July 31, 2016 and 2015 (in thousands):

Derivatives	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Loss)		Location of Gain (Loss) Reclassified from Other Comprehensive Income (Loss)	Amount of Gain (Loss) Reclassified from Other Comprehensive Income (Loss)
	Nine Months Ended July 31,			Nine Months Ended July 31,
	2016	2015		2016	2015
Designated as hedging instruments:
(Effective portion)
Foreign exchange forward contracts – Intercompany sales/purchases	$710	$1,693	Cost of sales and service	$1,703	$5
Foreign exchange forward contract – Net investment	$(21)	$308

We recognized a gain of $15,000 for the nine months ended July 31, 2016 as a result of hedges deemed ineffective for financial reporting purposes and did not qualify as cash flow hedges. We did not recognize a gain or loss as a result of hedges deemed ineffective for the nine months ended July 31, 2015. We recognized the following gains and losses in our Condensed Consolidated Statements of Income during the nine months ended July 31, 2016 and 2015 on derivative instruments not designated as hedging instruments (in thousands):

Derivatives	Location of Gain (Loss) Recognized in Operations	Amount of Gain (Loss) Recognized in Operations
		Nine Months Ended July 31,
		2016	2015
Not designated as hedging instruments:
Foreign exchange forward contracts	Other (income) expense, net	$56	$3,082

The following table presents the changes in the components of Accumulated other comprehensive loss, net of tax, for the nine months ended July 31, 2016 (in thousands):

	Foreign
	Currency	Cash Flow
	Translation	Hedges	Total

Balance, October 31, 2015	$(10,884)	$1,498	$(9,386)
Other comprehensive income (loss) before reclassifications	(416)	710	294
Reclassifications	—	(1,703)	(1,703)

Balance, July 31, 2016	$(11,300)	$505	$(10,795)

3.	EQUITY INCENTIVE PLAN

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

A summary of stock option activity for the nine-month period ended July 31, 2016, is as follows:

	Stock Options	Weighted Average Exercise Price

Outstanding at October 31, 2015	107,889	$20.25

Options granted	—	—
Options exercised	—	—
Options cancelled	—	—

Outstanding at July 31, 2016	107,889	$20.25

Summarized information about outstanding stock options as of July 31, 2016, that have already vested and those that are expected to vest, as well as stock options that are currently exercisable, are as follows:

	Options Already Vested and Expected to Vest	Options Currently Exercisable

Number of outstanding options	107,889	107,889

Weighted average remaining contractual life (years)	4.62	4.62

Weighted average exercise price per share	$20.25	$20.25

Intrinsic value of outstanding options	$734,000	$734,000

The intrinsic value of an outstanding stock option is calculated as the difference between the stock price as of July 31, 2016 and the exercise price of the option.

On January 4, 2016, the Compensation Committee approved a long-term incentive compensation arrangement for our executive officers in the form of restricted shares and performance shares awarded under the 2008 Plan. The awards were 25% time-based vesting and 75% performance-based vesting. The three-year performance period is fiscal 2016 through fiscal 2018.

On that date, the Compensation Committee granted a total of 17,684 shares of time-based restricted shares to our executive officers. The restricted shares vest in thirds over three years from the date of grant provided the recipient remains employed through that date. The grant date fair value of the restricted shares was based upon the closing sales price of our common stock on the date of grant which was $26.04 per share.

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

On March 10, 2016, the Compensation Committee granted a total of 9,170 shares of time-based restricted stock to our non-employee directors. The restricted shares vest in full one year from the date of grant provided the recipient remains on the board of directors through that date. The grant date fair value of the restricted shares was based on the closing sales price of our common stock on the grant date which was $30.52 per share.

A reconciliation of the Company’s restricted stock activity and related information for the nine-month period ended July 31, 2016 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at October 31, 2015	98,799	$28.89
Shares granted	75,636	28.05
Shares vested	(21,385)	27.63
Shares withheld	(5,700)	25.29
Unvested at July 31, 2016	147,350	$28.78

During the nine months of fiscal 2016 and 2015, we recorded $1.2 million and $881,000, respectively, as stock-based compensation expense related to grants under our equity plans. As of July 31, 2016, there was an estimated $2.5 million of total unrecognized stock-based compensation cost that we expect to recognize by the end of the first quarter of fiscal 2019.

4.	EARNINGS PER SHARE

Per share results have been computed based on the average number of common shares outstanding. The computation of basic and diluted net income per share is determined using net income applicable to common shareholders as the numerator and the number of shares outstanding as the denominator as follows (in thousands, except per share amounts):

	Three Months Ended				Nine Months Ended
	July 31,				July 31,
	2016		2015		2016		2015
	Basic	Diluted	Basic	Diluted	Basic	Diluted	Basic	Diluted
Net income	$2,720	$2,720	$3,683	$3,683	$10,289	$10,289	$11,410	$11,410
Undistributed earnings allocated to participating shares	(16)	(16)	(21)	(21)	(59)	(59)	(66)	(66)
Net income applicable to common shareholders	$2,704	$2,704	$3,662	$3,662	$10,230	$10,230	$11,344	$11,344
Weighted average shares outstanding	6,573	6,573	6,552	6,552	6,567	6,567	6,540	6,540
Stock options and contingently issuable shares	—	72	—	42	—	72	—	44
	6,573	6,645	6,552	6,594	6,567	6,639	6,540	6,584

Income per share	$0.41	$0.40	$0.56	$0.55	$1.56	$1.54	$1.73	$1.72

5.	ACCOUNTS RECEIVABLE

Accounts receivable are net of allowances for doubtful accounts of $682,000 as of July 31, 2016 and $739,000 as of October 31, 2015.

6.	INVENTORIES

Inventories, priced at the lower of cost (first-in, first-out method) or market, are summarized below (in thousands):

	July 31, 2016	October 31, 2015
Purchased parts and sub-assemblies	$27,118	$25,914
Work-in-process	19,661	20,575
Finished goods	79,391	59,819
	$126,170	$106,308

7.	ACQUISITIONS OF BUSINESSES

On July 14, 2015, we acquired the assets of the machine tool business of Milltronics Manufacturing Company, Inc., a U.S.-based manufacturer of CNC mills, lathes, and vertical and horizontal machining centers. We are operating this U.S. business as a product line through our wholly-owned subsidiary, Milltronics USA, Inc. (“Milltronics”). Also, on July 28, 2015, we acquired the assets of the machine tool business of Takumi Machinery Co., Ltd. (“Takumi”), a Taiwan-based designer and manufacturer of CNC vertical machining centers, double column machining centers, high speed bridge machines and other machine tools equipped with industrial controls. We are operating this Taiwan business as a product line through our wholly-owned subsidiary, Hurco Manufacturing Limited. These product lines contribute to our efforts to expand our consolidated product range, customer base and global platform, and accelerate emerging market penetration, particularly in strategic markets such as China and South America. The Hurco, Milltronics and Takumi product lines represent a comprehensive product portfolio with more than 150 different models. The combined machine tool product lines also provide benefits from the development of product enhancements, technologies and models due to leverage of shared resources and cross-utilization of proven engineering designs, allowing us to achieve manufacturing cost reductions from economies of scale and manufacturing efficiencies.

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

The results of operations of Milltronics and Takumi have been included in our condensed consolidated financial statements from the respective dates of acquisition.

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

From time to time, our subsidiaries guarantee third party payment obligations in connection with the sale of machines to customers that use financing. We follow FASB guidance for accounting for guarantees (codified in ASC 460). As of July 31, 2016, we had 22 outstanding third party payment guarantees totaling approximately $1.3 million. The terms of these guarantees are consistent with the underlying customer financing terms. Upon shipment of a machine, the customer has the risk of ownership. The customer does not obtain title, however, until it has paid for the machine. A retention of title clause allows us to recover the machine if the customer defaults on the financing. We accrue liabilities under these guarantees at fair value, which amounts are insignificant.

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

	Nine Months Ended
	July 31, 2016	July 31, 2015
Balance, beginning of period	$2,186	$2,048
Provision for warranties during the period	1,916	2,804
Charges to the reserve	(2,315)	(2,466)
Impact of foreign currency translation	(11)	(83)
Balance, end of period	$1,776	$2,303

The year-over-year decrease in our warranty reserve was primarily due to an overall reduction of machines under warranty as a result of reduced sales of the Hurco product line in North America, England and Asia Pacific.

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

We have a £1.0 million revolving credit facility in England and a €1.5 million revolving credit facility in Germany. We also have a 40.0 million Chinese Yuan (approximately $6.0 million) credit facility in China that was renewed on February 17, 2016 with an expiration date of February 16, 2017. We had $1.5 million and $1.6 million of borrowings under our China credit facility, which bears interest at 4.9% and 5.6% annually (variable rate), at July 31, 2016 and October 31, 2015, respectively. We had no other debt or borrowings under any of our other credit facilities at either of those dates.

All of our credit facilities are unsecured. At July 31, 2016, we were in compliance with all covenants contained in the related credit agreements and, as of that date, we had unutilized credit facilities of $20.0 million.

11.	INCOME TAXES

Our effective tax rate for the nine months of fiscal 2016 was 28% compared to 32% for the same period in fiscal 2015. The decrease in the effective income tax rate was due to changes in the geographic mix of income or loss between tax jurisdictions, as well as out-of-period corrections recorded in the third quarter of fiscal 2016.  During the third quarter of fiscal 2016, we recorded aggregate out-of-period corrections of $0.3 million of income tax expense, which decreased net assets and net income for the third quarter and full year of fiscal 2016 by that amount. These corrections were primarily associated with the understatement of income tax expense associated with intercompany profits earned by certain foreign subsidiaries offset by an income tax benefit relating to the return-to-provision adjustment.

We recorded income tax expense during the nine months of fiscal 2016 of $4.1 million compared to $5.5 million for the corresponding period in fiscal 2015, primarily as a result of a decrease in pre-tax income period-over-period.  We have not provided any U.S. income taxes on the undistributed earnings of our wholly-owned foreign subsidiaries based upon our determination that such earnings will be indefinitely reinvested.  In the event these earnings are later distributed to our U.S. operations, such distributions would likely result in additional U.S. tax that may be offset, at least in part, by associated foreign tax credits.

Our unrecognized tax benefits were $1.2 million as of July 31, 2016 and $1.1 million as of October 31, 2015, and in each case included accrued interest.

We recognize accrued interest and penalties related to unrecognized tax benefits as components of income tax expense.   As of July 31, 2016, the gross amount of interest accrued, reported in Accrued expenses and other, was approximately $50,000, which did not include the federal tax benefit of interest deductions.

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

In accordance with this guidance, the following table represents the fair value hierarchy for our financial assets and liabilities measured at fair value as of July 31, 2016 and October 31, 2015 (in thousands):

	Assets		Liabilities
	July 31, 2016	October 31, 2015	July 31, 2016	October 31, 2015

Level 1
Deferred Compensation	$1,380	$1,310	$-	$-

Level 2
Derivatives	$2,019	$1,228	$776	$1,071

Included in Level 1 assets are mutual fund investments under a nonqualified deferred compensation plan. We estimate the fair value of these investments on a recurring basis using market prices which are readily available.

Included in Level 2 fair value measurements are derivative assets and liabilities related to gains and losses on foreign currency forward exchange contracts entered into with a third party. We estimate the fair value of these derivatives on a recurring basis using foreign currency exchange rates obtained from active markets. Derivative instruments are reported in the accompanying consolidated financial statements at fair value. We have derivative financial instruments in the form of foreign currency forward exchange contracts as described in Note 2 of Notes to the Condensed Consolidated Financial Statements in which the U.S. Dollar equivalent notional amounts of these contracts was $119.7 million and $109.6 million at July 31, 2016 and October 31, 2015, respectively. The fair value of Derivative assets recorded on our Condensed Consolidated Balance Sheets was $2.0 million at July 31, 2016 and $1.2 million at October 31, 2015. The fair value of Derivative liabilities recorded on our Condensed Consolidated Balance Sheets was $0.8 million at July 31, 2016 and $1.1 million at October 31, 2015.

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

14.	NEW ACCOUNTING PRONOUNCEMENTS

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

In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which provides further guidance on identifying performance obligations and improving the operability and understandability of the licensing implementation guidance. ASU 2016-10 has the same effective date as ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which is our fiscal year 2019. We are assessing the impact this new accounting guidance will have on our consolidated financial statements.

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE OVERVIEW

Hurco Companies, Inc. is an industrial technology company operating in a single segment. We design, manufacture and sell computerized (i.e., Computer Numeric Control, or CNC) machine tools, consisting primarily of vertical machining centers (mills) and turning centers (lathes), to companies in the metal cutting industry through a worldwide sales, service and distribution network.  Although our computer control systems and software products are proprietary, they predominantly use industry standard personal computer components.  Our computer control systems and software products are primarily sold as integral components of our computerized machine tool products.  We also provide machine tool components, software options, control upgrades, accessories and replacement parts for our products, as well as customer service and training support.

The following overview is intended to provide a brief explanation of the principal factors that have contributed to our recent financial performance. This overview is intended to be read in conjunction with the more detailed information included in our financial statements that appear elsewhere in this report.

The market for machine tools is international in scope. We have both significant foreign sales and significant foreign manufacturing operations. During the nine months of fiscal 2016, approximately 57% of our revenues were attributable to customers in Europe, where we typically sell more of our higher-performance, higher-priced VMX series machines. Additionally, approximately 14% of our revenues were attributable to customers in Asia, where we sell more of our entry-level, lower-priced machines, but where we also encounter greater price pressures.

During the third quarter of fiscal 2015, we acquired the assets of the machine tool business of Milltronics Manufacturing Company, Inc. and we are operating this U.S. business as a product line through our wholly-owned subsidiary, Milltronics USA, Inc. (“Milltronics”). Milltronics manufactures and sells CNC knee mills, tool room bed mills, vertical machining centers, combination lathes, slant-bed lathes, horizontal machining centers, and bed mills. During the third quarter of fiscal 2015, we also acquired the assets of the machine tool business of Takumi Machinery Co., Ltd. (“Takumi”), a Taiwanese company that designs and manufactures CNC vertical machining centers, double column machining centers, high speed bridge machines and other machine tools, with sales primarily in Taiwan, China and Europe. Takumi machines are equipped with industrial controls from Fanuc, Siemens, Mitsubishi or Heidenhain which can be used in high-volume parts manufacturing. We are operating this Taiwanese business as a product line through our wholly-owned subsidiary Hurco Manufacturing Limited (“HML”). These product lines contribute to our efforts to expand our consolidated product range, customer base and global platform, and we believe may accelerate emerging market penetration, particularly in strategic markets such as China and South America. The Hurco, Milltronics and Takumi product lines represent a comprehensive product portfolio with more than 150 different models. The combined machine tool product lines also provide benefits related to the development of product enhancements, technologies and models due to leverage of shared resources and cross-utilization of proven engineering designs that allow us to achieve manufacturing cost reductions from economies of scale and manufacturing efficiencies.

We sell our products through more than 170 independent agents and distributors throughout North and South America, Europe and Asia. We also have our own direct sales and service organizations in China, England, France, Germany, India, Italy, Poland, Singapore, South Africa, Taiwan and certain parts of the United States. The vast majority of our machine tools are manufactured to our specifications primarily by our wholly-owned subsidiary in Taiwan, HML. Machine castings and components to support HML’s production are manufactured at our facility in Ningbo, China. Components to support our SRT line of five-axis machining centers, such as the direct drive spindle, swivel head and rotary table, are manufactured by our wholly-owned subsidiary in Italy, LCM Precision Technology S.r.l. (“LCM”).

Our sales to foreign customers are denominated, and payments by those customers are made, in the prevailing currencies - primarily the Euro, Pound Sterling and Chinese Yuan - in the countries in which those customers are located. Our product costs are incurred and paid primarily in the New Taiwan Dollar and the U.S. Dollar. Changes in currency exchange rates may have a material effect on our operating results and consolidated balance sheets as reported under U.S. Generally Accepted Accounting Principles. For example, when the U.S. Dollar weakens in value relative to a foreign currency, sales made, and expenses incurred, in that currency when translated to U.S. Dollars for reporting in our financial statements, are higher than would be the case when the U.S. Dollar is stronger. In the comparison of our period-to-period results, we discuss the effect of currency translation on those results including the increases or decreases in those results as reported in our financial statements (which reflect translation to U.S. Dollars at exchange rates prevailing during the period covered by those financial statements).

Our high levels of foreign manufacturing and sales also subject us to cash flow risks due to fluctuating currency exchange rates. We seek to mitigate those risks through the use of various derivative instruments – principally foreign currency forward exchange contracts.

RESULTS OF OPERATIONS

Three Months Ended July 31, 2016 Compared to Three Months Ended July 31, 2015

Sales and Service Fees. Sales and service fees for the third quarter of fiscal 2016 were $52.4 million, which were relatively unchanged compared to $52.5 million in the corresponding prior year period and included a negative currency impact of $1.1 million, or 2%, when translating foreign sales to U.S. dollars for financial reporting purposes.

The following two tables set forth net sales by geographic region and product category for the third quarter of fiscal 2016 and 2015 (in thousands):

Sales and Service Fees by Geographic Region

	Three Months Ended July 31,				Change
	2016		2015		Amount	%
North America	$13,224	25%	$16,238	31%	$(3,014)	-19%
Europe	31,211	60%	31,486	60%	(275)	-1%
Asia Pacific	7,968	15%	4,811	9%	3,157	66%
Total	$52,403	100%	$52,535	100%	$(132)	0%

North American sales for the third quarter of fiscal 2016 decreased by 19% compared to the corresponding period in fiscal 2015, reflecting pricing pressure, overall reduced consumption levels of machine tools in this region, and some softening of sales leading up to the International Manufacturing Technology Show, which is held in September of even-numbered years. North American sales for the third quarter of fiscal 2016 included $2.7 million of sales of the Milltronics product line, compared to $0.9 million in the corresponding period in fiscal 2015. European sales for the third quarter of fiscal 2016 decreased by 1% compared to the corresponding period in fiscal 2015 and included a negative currency impact of 3% when translating foreign sales to U.S. dollars for financial reporting purposes. The slight year-over-year growth in European sales, excluding the effect of the negative currency impact, was driven by increased shipments of higher-performance machines in Germany and France. Asian Pacific sales for the third quarter of fiscal 2016 increased by 66% compared to the corresponding period in fiscal 2015, primarily due to increased sales from the Takumi product line. Asian Pacific sales for the third quarter of fiscal 2016 included $3.8 million of sales of the Takumi product line, compared to $0.1 million in the corresponding period in fiscal 2015. The year-over-year increase in Takumi sales in the third quarter of fiscal 2016 compared to fiscal 2015 was attributable to three months of sales included in fiscal 2016 compared to only four days of sales activity from the acquisition date of the Takumi product line in July 2015.

Sales and Service Fees by Product Category
	Three Months Ended July 31,				Change
	2016		2015		Amount	%
Computerized Machine Tools	$44,419	85%	$45,696	87%	$(1,277)	-3%
Service Fees, Parts and Other	7,984	15%	6,839	13%	1,145	17%
Total	$52,403	100%	$52,535	100%	$(132)	0%

Orders. Orders for the third quarter of fiscal 2016 were $47.6 million, a decrease of $15.2 million, or 24%, from the corresponding prior year period and included a negative currency impact of $1.3 million, or 2%, when translating foreign orders to U.S. dollars for financial reporting purposes.

North American orders for the third quarter of fiscal 2016 were $13.4 million, a decrease of 35% compared to the same period in the prior year, reflecting a softer market and the impact of pricing pressures in this region. North American orders for the third quarter of fiscal 2016 included $2.3 million of orders for the Milltronics product line, compared to $5.8 million in the corresponding period in fiscal 2015. The Milltronics orders for the third quarter of fiscal 2015 included approximately $3.9 million of existing backlog orders acquired with the product line in July 2015. European orders for the third quarter of fiscal 2016 were $27.7 million, a decrease of 6% compared to the corresponding prior year period, reflecting a negative currency impact of 3% and a reduction in orders of 3%. Included in the European orders for the third quarter of fiscal 2016 were LCM orders of $1.6 million, an increase of 28% compared to the same period in the prior year, reflecting increased customer demand for electro-mechanical components and accessories. The year-over-year reduction in European orders was due to decreased demand for our higher-performance machines in Germany. Asian Pacific orders for the third quarter of fiscal 2016 were $6.4 million, a decrease of 48% compared to the same period in the prior year, reflecting a reduction in customer demand in Southeast Asia and a negative currency impact of 5% when translating foreign orders to U.S. dollars for financial reporting purposes. Asian Pacific orders for the third quarter of fiscal 2016 included $2.7 million of orders for the Takumi product line, compared to $8.6 million in the corresponding period in fiscal 2015, all of which were existing backlog orders acquired with the Takumi product line in July 2015.

Gross Profit. Gross profit for the third quarter of fiscal 2016 was $16.1 million, or 31% of sales, compared to $16.6 million, or 32% of sales, for the corresponding prior year period. The year-over-year decrease in gross profit as a percentage of sales reflects the reduction in volume of the higher-performance machines sales, pricing pressures and the negative impact of foreign currency translation to the U.S. dollar.

Operating Expenses. Selling, general and administrative expenses for the third quarter of fiscal 2016 were $12.0 million, or 23% of sales compared to $11.4 million, or 22% of sales, in the corresponding prior year period. The year-over-year increase in selling, general and administrative expenses was primarily due to incremental operating expenses associated with the acquisitions of the Milltronics and Takumi product lines since July 2015.

Operating Income. Operating income for the third quarter of fiscal 2016 was $4.1 million compared to $5.3 million for the corresponding period in fiscal 2015. The decrease in operating income year-over-year was primarily due to the reduction in volume of the higher-performance machines sales, pricing pressures and the negative impact of foreign currency translation to the U.S. dollar, along with the increase in operating expenses associated with the acquisitions of the Milltronics and Takumi product lines since July 2015.

Other (Income) Expense, Net. Other expense in the third quarter of fiscal 2016 increased by $0.2 million from the corresponding period in fiscal 2015 due to net realized and unrealized losses from foreign currency fluctuations on payables and receivables, net of foreign currency forward exchange contracts.

Income Taxes. We recorded income tax expense during the third quarter of fiscal 2016 of $1.1 million compared to $1.6 million for the corresponding period in fiscal 2015. Our effective tax rate for the third quarter of fiscal 2016 was 29%, compared to 30% in the corresponding prior year period. The decrease in the effective income tax rate was primarily due to changes in geographic mix of income and loss among tax jurisdictions.

Nine Months Ended July 31, 2016 Compared to Nine Months Ended July 31, 2015

Sales and Service Fees. Sales and service fees for the nine months of fiscal 2016 were $160.9 million, an increase of $7.2 million, or 5%, compared to the corresponding prior year period and included a negative currency impact of $5.1 million, or 3%, when translating foreign sales into U.S. dollars for financial reporting purposes.

The following two tables set forth net sales by geographic region and product category for the nine months of fiscal 2016 and 2015 (in thousands):

Sales and Service Fees by Geographic Region
	Nine Months Ended July 31,				Change
	2016		2015		Amount	%
North America	$47,098	29%	$44,824	29%	$2,274	5%
Europe	92,221	57%	95,399	62%	(3,178)	-3%
Asia Pacific	21,616	14%	13,467	9%	8,149	61%
Total	$160,935	100%	$153,690	100%	$7,245	5%

North American sales for the nine months of fiscal 2016 increased by 5% compared to the corresponding period in fiscal 2015, reflecting the impact of nine months of Milltronics sales in fiscal 2016 compared to only approximately two weeks of sales activity from the acquisition date of the Milltronics product line in July 2015. North American sales for the nine months of fiscal 2016 included $11.8 million of sales from the Milltronics product line, compared to $0.9 million in the corresponding period in fiscal 2015. European sales for the nine months of fiscal 2016 decreased by 3% compared to the corresponding period in fiscal 2015 and included a negative currency impact of 4%. The slight year-over-year growth in European sales, excluding the effect of the negative currency impact, was driven by increased shipments of higher-performance machines in Germany and France. Asian Pacific sales for the nine months of fiscal 2016 increased by 61% compared to the corresponding period in fiscal 2015, primarily due to increased sales from the Takumi product line. Asian Pacific sales for the nine months of fiscal 2016 included $10.2 million of sales from the Takumi product line, compared to $0.1 million in the corresponding period in fiscal 2015. The year-over-year increase in Takumi sales in the nine months of fiscal 2016 compared to the corresponding period in fiscal 2015 was attributable to nine months of sales included in fiscal 2016 compared to only four days of sales activity from the acquisition date of the Takumi product line in July 2015.

Sales and Service Fees by Product Category

	Nine Months Ended July 31,				Change
	2016		2015		Amount	%
Computerized Machine Tools	$137,256	85%	$132,391	86%	$4,865	4%
Service Fees, Parts and Other	23,679	15%	21,299	14%	2,380	11%
Total	$160,935	100%	$153,690	100%	$7,245	5%

Orders. Orders for the nine months of fiscal 2016 were $152.1 million, a decrease of $8.8 million, or 5%, compared to the corresponding prior year period and included a negative currency impact of $4.9 million, or 3%, when translating foreign orders to U.S. dollars for financial reporting purposes.

North American orders for the nine months of fiscal 2016 were $42.4 million, a decrease of 16% compared to the same period in the prior year, reflecting a softer market and the impact of pricing pressures in this region. North American orders for the nine months of fiscal 2016 included $9.4 million of orders from the Milltronics product line, compared to $5.8 million in the corresponding period in fiscal 2015. The Milltronics orders for the nine months of fiscal 2015 included approximately $3.9 million of existing backlog orders acquired with the Milltronics product line in July 2015. European orders for the nine months of fiscal 2016 were $89.6 million, which was relatively unchanged compared to the corresponding period in fiscal 2015, reflecting order growth of 5%, offset by a negative currency impact of 5% when translating foreign orders to U.S. dollars for financial reporting purposes. Included in the European orders for the nine months of fiscal 2016 were LCM orders of $5.1 million, an increase of 46% compared to the same period in the prior year, reflecting increased customer demand for electro-mechanical components and accessories. The year-over-year increase in European orders, excluding the negative currency impact, in the nine months of fiscal 2016 was due to increased customer demand for our higher-performance machines in England and France. Asian Pacific orders for the nine months of fiscal 2016 were $20.1 million, a decrease of 6% compared to the same period in the prior year, reflecting a reduction in customer demand in Southeast Asia and a negative currency impact of 4% when translating foreign orders to U.S. dollars for financial reporting purposes. Asian Pacific orders for the nine months of fiscal 2016 included $9.6 million of orders from the Takumi product line, compared to $8.6 million of orders for the nine months of fiscal 2015, all of which were existing backlog orders acquired with the Takumi product line in July 2015.

Gross Profit. Gross profit for the nine months of fiscal 2016 was $50.4 million, or 31% of sales, compared to $49.7 million, or 32% of sales, for the corresponding prior year period. The year-over-year decrease in gross profit as a percentage of sales reflects the reduction in volume of the higher-performance machines sales, pricing pressures and the negative impact of foreign currency translation to the U.S. dollar.

Operating Expenses. Selling, general and administrative expenses for the nine months of fiscal 2016 were $35.9 million, or 22% of sales, compared to $32.7 million, or 21% of sales, in the corresponding period in fiscal 2015. The year-over-year increase in selling, general and administrative expenses was primarily due to incremental operating expenses associated with the acquisitions of the Milltronics and Takumi product lines since July 2015.

Operating Income. Operating income for the nine months of fiscal 2016 was $14.5 million compared to $17.1 million for the corresponding period in fiscal 2015. The year-over-year reduction in operating income was primarily due to the reduction in volume of the higher-performance machines sales, pricing pressures and the negative impact of foreign currency translation to the U.S. dollar, along with the increase in operating expenses associated with the acquisitions of the Milltronics and Takumi product lines since July 2015.

Other (Income) Expense, Net. Other expense in the nine months of fiscal 2016 was relatively unchanged compared to the corresponding prior year period.

Income Taxes. We recorded income tax expense during the nine months of fiscal 2016 of $4.1 million compared to $5.5 million for the corresponding period in fiscal 2015. Our effective tax rate for the nine months of fiscal 2016 was 28%, compared to 32% in the corresponding prior year period. The decrease in the effective income tax rate was primarily due to changes in geographic mix of income and loss among tax jurisdictions.

LIQUIDITY AND CAPITAL RESOURCES

At July 31, 2016, we had cash and cash equivalents of $42.2 million, compared to $55.2 million at October 31, 2015. Approximately 26% of the $42.2 million of cash and cash equivalents is denominated in U.S. Dollars. The balance is attributable to our foreign operations and is held in the local currencies of our various foreign entities, subject to fluctuations in currency exchange rates. We do not believe that the indefinite reinvestment of these funds offshore impairs our ability to meet our domestic working capital needs. Working capital, excluding cash and cash equivalents, was $116.0 million at July 31, 2016, compared to $95.8 million at October 31, 2015. The increase in working capital, excluding cash and cash equivalents, was primarily due to increased inventories as a result of reduction in orders.

Capital expenditures of $3.3 million during the nine months of fiscal 2016 were primarily for software development costs, purchase of equipment for our production facilities and capital improvements in existing facilities. We funded these expenditures with cash on hand.

At July 31, 2016, we had $1.5 million of borrowings outstanding under our China credit facility. We had no other debt or borrowings under any of our other credit facilities. At July 31, 2016, we had an aggregate of $20.0 million available for borrowing under our credit facilities and were in compliance with all covenants.

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

CRITICAL ACCOUNTING POLICIES

Our accounting policies, which are described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2015, require management to make significant estimates and assumptions using information available at the time the estimates are made. These estimates and assumptions significantly affect various reported amounts of assets, liabilities, revenues, and expenses. If our future experience differs materially from these estimates and assumptions, our results of operations and financial condition would be affected. There were no material changes to our critical accounting policies during the nine months of fiscal 2016.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

There have been no material changes related to contractual obligations and commitments from the information provided in our Annual Report on Form 10-K for the fiscal year ended October 31, 2015.

OFF BALANCE SHEET ARRANGEMENTS

From time to time, our subsidiaries guarantee third party payment obligations in connection with the sale of machines to customers that use financing. We follow FASB guidance for accounting for guarantees (codified in ASC 460). As of July 31, 2016, we had 22 outstanding third party payment guarantees totaling approximately $1.3 million. The terms of these guarantees are consistent with the underlying customer financing terms. Upon shipment of a machine, the customer has the risk of ownership. The customer does not obtain title, however, until it has paid for the machine. A retention of title clause allows us to recover the machine if the customer defaults on the financing. We accrue liabilities under these guarantees at fair value, which amounts are insignificant.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Interest on borrowings on our credit facilities are variable and tied to prevailing domestic and foreign interest rates. At July 31, 2016, we had $1.5 million of borrowings outstanding under our China credit facility. We had no other debt or borrowings under any of our other credit facilities.

Foreign Currency Exchange Risk

In the nine months of fiscal 2016, we derived approximately 71% of our revenues from foreign markets. All of our computerized machine tools and computer control systems, as well as certain proprietary service parts, are sourced by our U.S.-based engineering and manufacturing division and re-invoiced to our foreign sales and service subsidiaries, primarily in their functional currencies.

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

Forward contracts for the sale or purchase of foreign currencies as of July 31, 2016, which are designated as cash flow hedges under FASB guidance related to accounting for derivative instruments and hedging activities, were as follows:

	Notional Amount	Weighted Avg.		Contract Amount at Forward Rates in U.S. Dollars
Forward Contracts	in Foreign Currency	Forward Rate		Contract Date	July 31, 2016	Maturity Dates

Sale Contracts:

Euro	31,600,000	1.1176		35,315,710	35,560,065	August 2016 – July 2017

Pound Sterling	5,475,000	1.4566		7,974,985	7,266,430	August 2016 – July 2017

Purchase Contracts:

New Taiwan Dollar	755,000,000	32.522	*	23,214,971	23,834,210	August 2016 – July 2017

*NT Dollars per U.S. Dollar

Forward contracts for the sale or purchase of foreign currencies as of July 31, 2016, which were entered into to protect against the effects of foreign currency fluctuations on receivables and payables and are not designated as hedges under this guidance denominated in foreign currencies, were as follows:

	Notional Amount	Weighted Avg.		Contract Amount at Forward Rates in U.S. Dollars
Forward Contracts	in Foreign Currency	Forward Rate		Contract Date	July 31, 2016	Maturity Dates

Sale Contracts:

Euro	29,712,794	1.1299		33,573,609	33,327,394	Aug 2016 – Oct 2016

Pound Sterling	592,276	1.3086		775,044	784,344	August 2016

South African Rand	16,184,600	0.0660		1,067,731	1,146,588	October 2016

Purchase Contracts:

New Taiwan Dollar	469,476,603	32.173	*	14,592,287	14,777,803	Aug 2016 – Sept 2016

* NT Dollars per U.S. Dollar

We are exposed to foreign currency exchange risk related to our investment in net assets in foreign countries. To manage this risk, we entered into a forward contract with a notional amount of €3.0 million in November 2015. We designated this forward contract as a hedge of our net investment in Euro denominated assets. We selected the forward method under FASB guidance related to the accounting for derivatives instruments and hedging activities. The forward method requires all changes in the fair value of the contract to be reported as a cumulative translation adjustment in Accumulated other comprehensive loss, net of tax, in the same manner as the underlying hedged net assets. This forward contract matures in November 2016. As of July 31, 2016, we had $803,000 of realized gains and $88,000 of unrealized losses, net of tax, recorded as cumulative translation adjustments in Accumulated other comprehensive loss related to these forward contracts.

	Notional Amount	Weighted Avg.	Contract Amount at Forward Rates in U.S. Dollars
Forward Contracts	in Foreign Currency	Forward Rate	Contract Date	July 31, 2016	Maturity Date

Sale Contracts:

Euro	3,000,000	1.0775	3,232,500	3,368,670	November 2016

Item 4. CONTROLS AND PROCEDURES

We carried out an evaluation under the supervision and with participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2016, pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of the evaluation date.

There were no changes in our internal control over financial reporting during the three months ended July 31, 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We did not repurchase any shares of our common stock in the third quarter of fiscal 2016.

Item 5. OTHER INFORMATION

During the period covered by this report, the Audit Committee of our Board of Directors engaged our independent registered public accounting firm to perform non-audit, tax planning services. This disclosure is made pursuant to Section 10A9(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002.

Item 6. EXHIBITS

3.1	Amended and Restated Articles of Incorporation of Hurco Companies, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 1997).

3.2	Amended and Restated By-Laws of Hurco Companies, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2009).

31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as amended.

31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as amended.

32.1	Certification by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HURCO COMPANIES, INC.

By:	/s/ Sonja K. McClelland
Sonja K. McClelland
Vice President, Secretary, Treasurer
& Chief Financial Officer

September 6, 2016