Form 10-K
period 2016-10-31
HURCO COMPANIES INC
filed 2017-01-06
CIK 315374

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended October 31, 2016 or
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to _________.

Commission File No. 0-9143

HURCO COMPANIES, INC.

(Exact name of registrant as specified in its charter)

Indiana	35-1150732
(State or other jurisdiction of	(I.R.S. Employer Identification Number)
incorporation or organization)

One Technology Way
Indianapolis, Indiana	46268
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code	(317) 293-5309
Securities registered pursuant to Section 12(b) of the Act:	None
Securities registered pursuant to Section 12(g) of the Act:	Common Stock, No Par Value
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

Large accelerated filer ☐  Accelerated filer ☒  Non-accelerated filer ☐  Smaller reporting company ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the registrant’s voting stock held by non-affiliates as of April 29, 2016 (the last business day of our most recently completed second quarter) was $212,837,000.

The number of shares of the registrant’s common stock outstanding as of December 12, 2016 was 6,573,103.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the registrant’s Proxy Statement for its 2017 Annual Meeting of Shareholders (Part III).

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

General

Hurco Companies, Inc. is an international, industrial technology company.  We design, manufacture and sell computerized (i.e., Computer Numeric Control (“CNC”) machine tools, consisting primarily of vertical machining centers (mills) and turning centers (lathes), to companies in the metal cutting industry through a worldwide sales, service and distribution network.  Although the majority of our computer control systems and software products are proprietary, they predominantly use industry standard personal computer components.  Our computer control systems and software products are primarily sold as integral components of our computerized machine tool products.  We also provide machine tool components, software options, control upgrades, accessories and replacement parts for our products, as well as customer service and training and applications support. As used in this report, the words “we”, “us”, “our”, “Hurco” and the “Company” refer to Hurco Companies, Inc. and its consolidated subsidiaries.

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

Our executive offices and principal design and engineering operations are headquartered in Indianapolis, Indiana, U.S.  Sales, application engineering and service subsidiaries are located in China, France, Germany, India, Italy, Poland, Singapore, South Africa, Taiwan, the United Kingdom, and the U.S. We have manufacturing and assembly operations in Taiwan, the U.S., Italy and China, and distribution facilities in the U.S., the Netherlands, and Taiwan.

During the third quarter of fiscal 2015, we acquired the assets of the machine tool business of Milltronics Manufacturing Company, Inc. and we are operating this U.S. business as a product line through our wholly-owned subsidiary, Milltronics USA, Inc. (“Milltronics”). Milltronics manufactures and sells CNC knee mills, tool room bed mills, vertical machining centers, combination lathes, slant-bed lathes, horizontal machining centers, and bridge mills. During the third quarter of fiscal 2015, we also acquired the assets of the machine tool business of Takumi Machinery Co., Ltd. (“Takumi”), a Taiwanese company that designs and manufactures CNC vertical machining centers, double column machining centers, high speed bridge machines and other machine tools, with sales primarily in Taiwan, China and Europe. Takumi machines are equipped with industrial controls from Fanuc®, Siemens®, Mitsubishi® or Heidenhain® which can be used in high-volume parts manufacturing. We are operating this Taiwanese business as a product line through our wholly-owned subsidiary Hurco Manufacturing Limited (“HML”).

The Milltronics and Takumi product lines contribute to our efforts to expand our consolidated product range, customer base and global platform, and we believe may accelerate emerging market penetration, particularly in strategic markets such as China and South America.

Our strategy is to design, manufacture and sell a comprehensive line of computerized machine tools that help customers in the worldwide metal cutting market increase productivity and profitability. The majority of our machine tools employ proprietary, interactive, computer control technology that increases productivity through ease of operation via interactive conversational and graphical programming software. All of our machine tools deliver high levels of machine performance (speed, accuracy and surface finish quality) that increases productivity. We routinely expand our product offerings to meet customer needs, which has led us to design and manufacture more complex machining centers with advanced capabilities.  We bring a disciplined approach to strategically enter new geographic markets, as appropriate.

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

A limited amount of information is available for foreign markets, and different reporting methodologies are used by various countries.  Machine tool consumption data, published by Gardner Publications, Inc., calculates machine tool consumption annually by country.  It is important to note that data for foreign countries are based on government reports that may lag 6 to 12 months and, therefore, are unreliable for forecasting purposes.

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

Products

Our core products consist of general purpose computerized machine tools for the metal cutting industry, principally, vertical machining centers (mills) and turning centers (lathes). The majority of our machine tools are equipped and integrated fully with our proprietary software and computer control systems, while the remaining machine tools are equipped with industry standard controls. Additionally, we produce and distribute software options, control upgrades, hardware accessories and replacement parts for our machine tool product lines, and we provide operator training and support services to our customers. We also produce computer control systems and related software for press brake applications that are sold as retrofit units for installation on existing or new press brake machines.

The following table sets forth the contribution of each of our product groups and services to our total revenues during each of the past three fiscal years (in thousands):

Net Sales and Service Fees by Product Category

	Year Ended October 31,
	2016		2015		2014
Computerized Machine Tools*	$195,618	86%	$189,712	87%	$193,937	87%
Computer Control Systems and Software †	2,078	1%	3,085	1%	3,407	2%
Service Parts	21,908	10%	19,375	9%	17,391	8%
Service Fees	7,685	3%	7,211	3%	7,568	3%
Total	$227,289	100%	$219,383	100%	$222,303	100%

* Amounts shown include sales of Milltronics and Takumi computerized machine tools to third parties since the respective dates of those acquisitions.

† Amounts shown do not include computer control systems and software sold as an integrated component of computerized machine systems.

Product Portfolio by Brand

We have three brands of CNC machine tools in our product portfolio: Hurco is the premium brand focused on sophisticated technology. Milltronics is the entry level brand with a simplified control and straightforward feature sets. Takumi is an industry standard brand with machines that are equipped with industry standard controls instead of the proprietary controls found on Hurco and Milltronics machines. Typically, manufacturing facilities that use industry standard controls focus on medium to high production, wherein they run large batches of a few types of parts instead of small batches of many different types of parts. In addition, through our wholly–owned subsidiary LCM Precision Technology S.r.l. (“LCM”), we produce machine tool components and accessories. The main product categories of each brand are outlined below.

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

Hurco CNC Machine Tools

Hurco computerized machine tools are equipped with a fully integrated interactive computer control system that features our proprietary WinMax® software. Our computer control system enables a machine tool operator to create complex two-dimensional or three-dimensional machining programs directly from an engineering drawing or computer-aided design geometry file. An operator with little or no machine tool programming experience can successfully create a program with minimal training and begin machining the part in a short period of time.  The control features an operator console with active touch, and incorporates an upgradeable personal computer (PC) platform using a high speed processor with solid rendering graphical programming.  In addition, WinMax® has a Windows®† based operating system that enables users to improve shop floor flexibility and software productivity. Companies using computer controlled machine tools are better able to:

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

Our offering of Hurco machining centers, currently equipped with either a dual touch-screen console or a single touch-screen console, consists of the following product ines:

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

Five-Axis Product Line

The five-axis product line is targeted at manufacturers seeking to produce multi-sided parts or true five axis in a single setup. Machines in this product line can yield significant productivity gains for manufacturers that previously had to process each side of a part separately. Additionally, investing in five-axis technology helps our customers to expand their customer base, as they are able to bid on more complex projects that require simultaneous five-axis operations. The five-axis product line consists of 18 models with three different configurations: swivel head, trunnion table, and cantilever.

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

New Product Lines

We introducted the HTM30, an open-bed mill that is beneficial for tool room applications. The BX40 is a bridge mill designed for heavy cuts with a high-speed 18K spindle utilizing the frame design of the bridge mill with a trunnion table for 5-axis machining. The HM1700i and HM1700Ri are both horizontal mills that are equipped with a spindle that is ideal for both high and low end torque operations; however, the HM1700Ri has an embedded rotary torque table to facilitate increased production efficiencies. Additionally, we introduced a 3D print head technology that allows a Hurco CNC machine to be used for 3D printing, which is advantageous for prototyping.

Milltronics CNC Machine Tools

Our Milltronics line of CNC machine tools is designed for excellent value with more standard features for the price versus market leaders. We manufacture and sell these machine tools with fully integrated interactive computer control systems that are also compatible with G & M Code programs (generated from CAD/CAM software) and conversational visual aid programming. These straightforward and easy-to-use control systems are available in two versions, the Series 8200-B for tool room products and the more advanced Series 9000 offered on our new vertical machining centers and bridge mills.

The Milltronics portfolio consists of the following product lines:

VM General Purpose (GP) Product Line

The VM-GP product line consists of attractively-priced vertical machining centers designed for job shops, prototype, R & D and other general machining applications. These belt-driven models are 40-taper and available in four different sizes – all with the Series 9000 control. Customers can choose models with X-axis (horizontal) travels of 25, 30, 40 or 50 inches.

VM Inline Performance (IL) Product Line

The VM-IL product line consists of moderately-priced performance vertical machining centers for high-speed applications such as tool, die and mold, aerospace or medical machining. Featuring heavier castings, faster motion and inline spindles, these 40-taper machines include the Series 9000 control and are available in four sizes. Models include X-axis travels of 30, 42, 50 or 60 inches.

VM Extra Power (XP) Product Line

The VM-XP product line consists of moderately-priced vertical machining centers for more demanding metal removal applications such as castings or forgings. These 50-taper models are either gear driven or heavy-duty belt driven and include the Series 9000 control. Customers can choose from three different models with X-axis travels of 43, 50 or 60 inches.

BR Product Line

The BR product line consists of high-speed bridge mills that are used in pattern shops and the aerospace industry in addition to job shops, due to the large table and travels that support a wide range of part sizes. BR machines have inline spindles and are available as six models in three sizes with X-axis travels of 100, 150, and 200 inches. BR machines offer the Series 9000 control.

MM/MB/RH Product Line

Products with the MM/MB or RH designation are part of the tool room bed mill category, which are machines that do not have an enclosure, also referred to as open bed machines. Typical applications include general machining, job shops, prototype or maintenance and repair. Available with quill head or rigid head designs, there are six models in four sizes with X-axis travels of 30, 40, 60 and 78 inches. These easy-to-use machines feature the Series 8200-B control.

SL Product Line

The SL product line of slant-bed lathes (horizontal turning centers) is designed for entry-level job shops and contract manufacturers seeking efficient processing of small to medium lot sizes. There are three models with chuck sizes of 6, 10, and 12 inches. These compact machines feature the Series 8200-B control.

ML Product Line

The ML product line consists of combination lathes that the customer can configure for either tool room or production applications with the option to add live tooling.   There are 17 models available in a variety of thru hole sizes and in the following six swing-over bed diameters: 17, 19, 23, 27, 36, and 39.7 inches. These flexible machines feature the Series 8200-B control.

Takumi CNC Machine Tools

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

The Takumi portfolio consists of the following product lines:

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

H Series

Designed to produce parts that require high precision and superior surface finishes, H Series machines offer an extremely rigid and thermally stable double column design. These three-axis models feature high-speed direct drive or built-in HSK spindles with up to 20,000 rpm, and offer a 24,000 rpm spindle and 36,000 rpm spindle as options. The H Series product line consists of eight models in seven different sizes with X-axis travels of 30, 35, 40, 53, 63, 86, and 126 inches.

G Series

Designed specifically for the machining of graphite or copper electrodes used in electrical discharge machining (EDM), G Series machines offer the same extremely rigid and thermally stable double column design of the H Series, featuring high-speed direct drive or built-in HSK spindles with up to 20,000 rpm. The G Series product line consists of two models with X-axis travels of 30 and 40 inches.

BC Series

The BC Series machine is a double column three-axis machining center designed for heavy cutting and applications that require high power and torque, such as mold and die. This model includes a 6,000 rpm geared-head design with X-axis travels of 82 inches.

Other Control Systems and Software

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

Software Products

In addition to our standard computer control features, we offer software option products for part programming.  These products are sold to users of our Hurco computerized machine tools equipped with our dual touch-screen or single touch-screen consoles featuring WinMax® control software.  Each international division packages the options as appropriate for its market. The most common options include: Advanced Verification Graphics, Swept Surface, DXF Transfer, UltiMonitor, UltiPocket with Helical Ramp Entry and Insert Pockets, Conversational Part and Tool Probing, Tool and Material Library, NC/Conversational Merge, Job List, Stream Load, Linear Thermal Compensation, Thread Repair, and Simultaneous Five-Axis Contouring.

The Advanced Verification Graphics option displays a picture of the rendered part on the screen of the control that can be viewed from any angle. The detail allows the customer to evaluate how the part is programmed to be machined before cutting commences, which eliminates the need to scrap expensive material.

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

* AutoCAD® is a registered trademark of Autodesk, Inc., and/or its subsidiaries/ affiliates in the U.S. and/or other countries.

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

Swivel Heads and Electro-spindles

LCM has two primary lines of swivel heads that enable the spindle axis to be tilted with continuous motion and one line of electro-spindles (built-in motors for swivel heads). The two lines of swivel heads are differentiated by the type of transmission (either mechanical transmission or torque motor).

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

Manufacturing

Our computerized metal cutting machine tools are manufactured and assembled to our specifications primarily by our wholly-owned subsidiaries in Taiwan (HML) and Waconia, Minnesota (Milltronics). HML and Milltronics conduct final assembly operations and are supported by a network of contract suppliers of components and sub-assemblies that manufacture components for our products. Our facility in Ningbo, China, focuses on the machining of castings to support HML’s production in Taiwan. The LCM line of electro-mechanical components and accessories for machine tools is designed and manufactured in Italy. Our facility in Indianapolis, Indiana, also conducts final assembly operations for certain Hurco VMX machines for the American market and manufactures certain electro-spindle components for LCM.

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

Marketing and Distribution

We principally sell our products through more than 195 independent agents and distributors throughout North and South America (the Americas), Europe and Asia.  Although some distributors carry competitive products, we are the primary line for the majority of our distributors globally.  We also have our own direct sales and service organizations in China, France, Germany, India, Italy, Poland, Singapore, South Africa, Taiwan, the United Kingdom and certain parts of the United States, which are among the world's principal machine tool consuming markets.

Approximately 91% of the worldwide demand for computerized machine tools and computer control systems is outside of the U.S.  In fiscal 2016, approximately 69% of our revenues were derived from customers outside of the U.S.  No single end-user or distributor of our products accounted for more than 5% of our total sales and service fees. The end-users of our products are precision tool, die and mold manufacturers, independent job shops, specialized short-run production applications within large manufacturing operations operations and manufacturing facilities that focus on medium to high run production wherein they run large batches of a few types of parts instead of small batches of many different parts.  Industries served include aerospace, defense, medical equipment, energy, automotive/ transportation, electronics and computer industries.

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

Demand

We believe demand for our products is driven by advances in industrial technology and the related demand for automated process improvements. Other factors affecting demand include:

•	the need to continuously improve productivity and shorten cycle time;
•	an aging machine tool installed base which will require replacement with more advanced technology;

•	the industrial development of emerging markets in Latin America, Asia and Eastern Europe; and
•	the declining supply of skilled machinists.

Demand for our products is also highly dependent upon economic conditions and the general level of business confidence, as well as such factors as production capacity utilization and changes in governmental policies regarding tariffs, corporate taxation, fluctuations in foreign currencies, and other investment incentives.

Competition

We compete with many other machine tool producers in the United States and foreign countries.   Most of our competitors are larger and have greater financial resources than our company.  Major worldwide competitors include DMG Mori Seiki Co., Ltd., Mazak, Haas Automation, Inc., Hardinge Inc., Doosan, Okuma Machinery Works Ltd, Hyudai and Feeler.

Through our subsidiary LCM, we compete with manufacturers of machine tool components and accessories such as IBAG, Kessler, Peron Speed, GSA Technology Co., LTD and Duplomatic Automation.

We strive to compete by developing patentable software and other proprietary features that offer enhanced productivity, technological capabilities and ease of use.  We offer our products in a range of prices and capabilities to target a broad potential market.  We also believe that our competitiveness is aided by our reputation for reliability and quality, our strong international sales and distribution organization, and our extensive customer service organization.

Intellectual Property

We consider the majority of our products to be proprietary. Various features of our Hurco and Milltronics control systems and machine tools employ technologies covered by patents and trademarks that are material to our business. We also own additional patents covering new technologies that we have acquired or developed, and that we are planning to incorporate into our control systems in the future.

Research and Development

In the fiscal years set forth below, we incurred both (i) non-capitalized research and development expenditures for new products, significant product improvements and  (ii) capitalized expenditures related to software development projects as follows (in thousands):

Fiscal Year	Non-Capitalized Research and Development	Capitalized Software Development
2016	$4,900	$2,200
2015	$3,900	$1,400
2014	$3,400	$1,000

Employees

We had approximately 758 full-time employees at the end of fiscal 2016, none of whom are covered by a collective-bargaining agreement or represented by a union. We have experienced no employee-generated work stoppages or disruptions, and we consider our employee relations to be satisfactory.

Geographic Areas

Financial information concerning the geographic areas in which we sell our products is set forth in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 15 of Notes to Consolidated Financial Statements. Some of the risks of doing business on a global basis are described in Item 1A. Risk Factors below.

Backlog

For information on orders and backlog, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Availability of Reports and Other Information

Our website can be found at www.hurco.com. We use this website as a means of disclosing pertinent information about the company, free of charge, including:

•	Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, proxy materials, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after we electronically file that material with or furnish it to the SEC;
•	press releases on quarterly earnings, product announcements, legal developments and other material news that we may post from time to time;
•	corporate governance information including our Corporate Governance Principles, Code of Business Conduct and Ethics, information concerning our Board of Directors and its committees, including the charters of the Audit Committee, Compensation Committee, Nominating and Governance Committee and other governance-related policies; and
•	opportunities to sign up for email alerts and RSS feeds to have information provided in real time.

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

Uncertain global economic conditions, may adversely affect overall demand.

We typically sell the majority of our larger high-performance VMX machines in Europe, which makes us particularly sensitive to economic and market conditions in that region. Economic uncertainty and business downturns in the U.S., European and Asian Pacific markets adversely affect our results of operations and financial condition.

Our international operations pose additional risks that may adversely impact sales and earnings.

During fiscal 2016, approximately 69% of our revenues were derived from sales to customers located outside of the U.S. In addition, our main manufacturing facilities are located outside of the U.S. Our international operations are subject to a number of risks, including:

•	trade barriers;
•	regional economic uncertainty;
•	differing labor regulation;
•	governmental expropriation;
•	domestic and foreign customs and tariffs;
•	current and changing regulatory environments affecting the importation and exportation of products and raw materials;
•	difficulty in obtaining distribution support;
•	difficulty in staffing and managing widespread operations;
•	differences in the availability and terms of financing;
•	political instability and unrest;
•	changes in tax regulations and rates in foreign countries; and
•	changes in the European Union and Asia may adversely affect business activity and economic conditions globally and could continue to contribute to instability in global financial and foreign exchange markets, as well as disrupting the free movement of goods, services and people between countries.

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

We depend on our wholly-owned subsidiaries, Hurco Manufacturing Limited, Ningbo Hurco Manufacturing Limited, Milltronics USA, Inc., and LCM Precision Technology S.r.l., to produce our machine tools and electro-mechanical components and accessories in Taiwan, China, the U.S. and Italy, respectively. We also depend on our 35% owned affiliate, HAL, and other key third party suppliers to produce our computer control systems and key components, such as motors and drives for our machine tools. An unplanned interruption in manufacturing would have a material adverse effect on our results of operations and financial condition. Such an interruption could result from a change in the political environment or a natural disaster, such as an earthquake, typhoon, or tsunami. Also, any interruption in service by one of our key component suppliers, if prolonged, could have a material adverse effect on our results of operations and financial condition.

Fluctuations in the exchange rates between the U.S. Dollar and any of several foreign currencies can increase our costs and decrease our revenues.

Our sales to customers located outside of the U.S., which generated approximately 69% of our revenues in fiscal 2016, are invoiced and received in several foreign currencies, primarily the Euro, Pound Sterling and Chinese Yuan. Therefore, our results of operations and financial condition are affected by fluctuations in exchange rates between these currencies and the U.S. Dollar, both for purposes of actual conversion and for financial reporting purposes. In addition, we are exposed to exchange risk associated with our purchases of materials and components for our Taiwan manufacturing operations, which are primarily made in the New Taiwan Dollar and the Euro. We hedge our foreign currency exposure with the purchase of forward exchange contracts. These hedge contracts only mitigate the impact of changes in foreign currency rates that occur during the term of the related contract period and carry risks of counter-party failure. There can be no assurance that our hedges will have their intended effects.

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

The SEC requires disclosure by public companies of specified minerals, known as conflict minerals, that are necessary to the functionality or production of products manufactured or contracted to be manufactured. The rule requires a disclosure report to be filed annually with the SEC, and requires companies to perform due diligence, disclose and report whether or not such minerals originate from the Democratic Republic of Congo or an adjoining country. The rule could affect sourcing at competitive prices and availability in sufficient quantities of certain minerals used in the manufacture of components that are incorporated into our products, including tin, tantalum, gold and tungsten. The number of suppliers that provide conflict-free minerals may be limited. In addition, there may be material costs associated with complying with the disclosure requirements, such as costs related to the due diligence process of determining the source of certain minerals used in our products, as well as costs of possible changes to products, processes, or sources of supply as a consequence of such verification activities. We may not be able to sufficiently verify the origins of the relevant minerals used in components manufactured by third parties through our due diligence procedures, which may harm our reputation. We may also encounter challenges to satisfy those customers that require that all of the components of our products be certified as conflict-free, which could place us at a competitive disadvantage if we are unable to do so.

Due to future changes in technology, changes in market demand, or changes in market expectations, portions of our inventory may become obsolete or excessive.

The technology within our products evolves, and we periodically bring new versions of our machines to market. The phasing out of an old product involves estimating the amount of inventory required to satisfy the final demand for those machines and to satisfy future repair part needs. Based on changing customer demand and expectations of delivery times for repair parts, we may find that we have either obsolete or excess inventory on hand. Because of unforeseen future changes in technology, market demand or competition, we might have to write off unusable inventory, which would adversely affect our results of operations.

Acquisitions could disrupt our operations and harm our operating results.

In July 2015, we acquired a CNC machine tool business in Minnesota, U.S. (Milltronics) and a CNC machine tool business in Taiwan (Takumi). We may seek additional opportunities to expand our product offerings or the markets we serve by acquiring other companies, product lines, technologies and personnel. Acquisitions involve numerous risks, including the following:

•	difficulties integrating the operations, technologies, products, and personnel of an acquired company;
•	diversion of management’s attention from normal daily operations of the business;
•	potential difficulties completing projects associated with in-process research and development;
•	difficulties entering markets in which we have no or limited prior experience, especially when competitors in such markets have stronger market positions;
•	initial dependence on unfamiliar supply chains or relatively small supply partners;
•	insufficient revenues to offset increased expenses associated with acquisitions;
•	the potential loss of key employees of the acquired companies; and
•	potential for recording goodwill and intangible assets that later can be subject to impairment.

Acquisitions may also cause us to:

•	issue common stock that would dilute our current shareholders’ percentage ownership;
•	assume liabilities of an acquired company;
•	record goodwill and non-amortizable intangible assets that will be subject to impairment testing on a regular basis and potential periodic impairment charges;
•	incur amortization expenses related to certain intangible assets;
•	incur large acquisition and integration costs, immediate write-offs, and restructuring and other related expenses; and
•	become subject to litigation.

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

We may experience negative or unforeseen tax consequences.  We review the probability of the realization of our net deferred tax assets each period based on forecasts of taxable income in both the U.S. and foreign jurisdictions.  This review uses historical results, projected future operating results based upon approved business plans, eligible carryforward periods, tax-planning opportunities and other relevant considerations.  Adverse changes in the profitability and financial outlook in the U.S. or foreign jurisdictions may require the creation of a valuation allowance to reduce our net deferred tax assets.  Such changes could result in material non-cash expenses in the period in which the changes are made and could have a material adverse impact on our results of operations and financial condition. We also earn a significant amount of our operating income from outside the U.S., and any repatriation of funds representing earnings of foreign subsidiaries may significantly impact our effective tax rates.  In addition, there have been proposals to change U.S. tax laws that would significantly impact how U.S. multinational corporations are taxed on domestic and foreign earnings. Although we cannot predict whether or in what form this proposed legislation will pass, if enacted it could have a material benefit or adverse impact on our tax expense and cash flow.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	PROPERTIES

The following table sets forth the principal use, location, and size of each of our facilities:

Principal Uses	Locations	Square Footage

Corporate headquarters, design and engineering, product testing, sales and marketing, application engineering, customer service, manufacturing and assembly	Indianapolis, Indiana, U.S. (1)	165,000

Manufacturing, assembly, sales, application engineering and customer service	Taichung, Taiwan Waconia, Minnesota, U.S. Castell’Alfero, Italy	407,500 97,700 32,300

Manufacturing	Ningbo, China	31,000

Sales, application engineering and customer service	High Wycombe, England Benoni, South Africa	16,000 3,200
	Paris, France	9,700
	Munich and Verl, Germany	20,100
	Milan, Italy	13,800
	Venlo, the Netherlands	9,700
	Toh Guan, Singapore	3,900
	Shanghai, Dongguan, Shenyang, Kunshan and Beijing, China	2,800
	Chennai, Delhi, Coimbatore, and Pune India	13,900
	Liegnitz, Poland	2,900
	Grand Rapids, Michigan, U.S.	3,700
	Ball Ground, Georgia, U.S.	5,200

(1)	Approximately 9,400 square feet is leased to third-parties under leases that will expire February 28, 2017, April 30, 2017 and April 30, 2018.

We own the Indianapolis facility and lease all other facilities. The leases have terms expiring at various dates ranging from January 2017 to March 2024. We believe that all of our facilities are well maintained and are adequate for our needs now and in the foreseeable future. We do not believe that we would experience any difficulty in replacing any of the present facilities if any of our leases were not renewed at expiration.

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

The following information sets forth as of October 31, 2016, the name of each executive officer and his or her age, tenure as an officer, principal occupation and business experience:

Name	Age	Position(s) with the Company

Michael Doar	61	Chairman of the Board and Chief Executive Officer

Gregory S. Volovic	52	President

Sonja K. McClelland	45	Vice President, Secretary, Treasurer and Chief Financial Officer

John P. Donlon	59	Executive Vice President, International Sales/Service

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

Fiscal	2016		Declared	2015		Declared
Quarter Ended:	High	Low	Dividends	High	Low	Dividends
January 31	$28.47	$23.90	$.08	$39.95	$30.33	$.07
April 30	$33.40	$23.25	$.09	$38.37	$28.22	$.08
July 31	$33.65	$26.57	$.09	$35.77	$30.13	$.08
October 31	$30.42	$25.45	$.09	$31.80	$24.93	$.08

On December 12, 2016, the closing price of our common stock on the Nasdaq Global Select Market was $33.85.

Holders

There were 113 holders of record of our common stock as of December 12, 2016.

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

	Year Ended October 31,
	2016	2015	2014	2013	2012
	(In thousands, except per share amounts)
Statement of Operations Data:
Sales and service fees	$227,289	$219,383	$222,303	$192,804	$203,117
Gross profit	70,440	69,091	68,612	55,056	63,181
Selling, general and administrative expenses	50,824	45,287	46,615	41,413	41,160
Operating income (loss)	19,616	23,804	21,997	13,643	22,021
Other income (expense)	(731)	(251)	(636)	(1,201)	(157)
Net income (loss)	13,292	16,214	15,143	8,190	15,638
Earnings (loss) per common share- diluted	$1.99	$2.44	$2.30	$1.25	$2.40
Weighted average common shares outstanding-diluted	6,642	6,602	6,538	6,497	6,470
Dividends declared per common share	$.35	$.31	$.26	$.10	—

	As of October 31,
	2016	2015	2014	2013	2012
	(Dollars in thousands)
Balance Sheet Data:
Current assets *	$218,381	$216,112	$208,691	$182,921	$172,200
Current liabilities	57,968	65,086	66,803	55,686	49,372
Working capital *	160,413	151,026	141,888	127,235	122,828
Current ratio *	3.8	3.3	3.1	3.3	3.5
Total assets *	251,949	248,577	239,176	212,804	197,360
Non-current liabilities *	8,506	8,923	7,728	5,627	4,194
Total debt	1,476	1,583	3,272	3,665	3,206
Shareholders’ equity	185,475	174,568	164,645	151,491	143,793

* Certain prior year amounts have been changed to conform to current year’s presentation as a result of the adoption of Accounting Standards Update (“ASU”) No. 2015-17.

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE OVERVIEW

Hurco Companies, Inc. is an international, industrial technology company operating in a single segment. We design, manufacture and sell computerized (i.e., Computer Numeric Control, or CNC) machine tools, consisting primarily of vertical machining centers (mills) and turning centers (lathes), to companies in the metal cutting industry through a worldwide sales, service and distribution network.  Although the majority of our computer control systems and software products are proprietary, they predominantly use industry standard personal computer components.  Our computer control systems and software products are primarily sold as integral components of our computerized machine tool products.  We also provide machine tool components, software options, control upgrades, accessories and replacement parts for our products, as well as customer service and training support.

The following overview is intended to provide a brief explanation of the principal factors that have contributed to our recent financial performance. This overview is intended to be read in conjunction with the more detailed information included in our financial statements that appear elsewhere in this report.

The market for machine tools is international in scope. We have both significant foreign sales and significant foreign manufacturing operations. During fiscal 2016, approximately 54% of our revenues were attributable to customers in Europe, where we typically sell more of our higher-performance, higher-priced VMX series machines. Additionally, approximately 11% of our revenues were attributable to customers in Asia, where we sell more of our entry-level, lower-priced machines, but where we also encounter greater price pressures.

During the third quarter of fiscal 2015, we acquired the assets of the machine tool business of Milltronics Manufacturing Company, Inc. and we are operating this U.S. business as a product line through our wholly-owned subsidiary, Milltronics USA, Inc. (“Milltronics”). Milltronics manufactures and sells CNC knee mills, tool room bed mills, vertical machining centers, combination lathes, slant-bed lathes, horizontal machining centers, and bed mills. During the third quarter of fiscal 2015, we also acquired the assets of the machine tool business of Takumi Machinery Co., Ltd. (“Takumi”), a Taiwanese company that designs and manufactures CNC vertical machining centers, double column machining centers, high speed bridge machines and other machine tools, with sales primarily in Taiwan, China and Europe. Takumi machines are equipped with industrial controls from Fanuc®, Siemens®, Mitsubishi® or Heidenhain® which can be used in high-volume parts manufacturing. We are operating this Taiwanese business as a product line through our wholly-owned subsidiary Hurco Manufacturing Limited (“HML”). The Milltronics and Takumi product lines contribute to our efforts to expand our consolidated product range, customer base and global platform, and we believe may accelerate emerging market penetration, particularly in strategic markets such as China and South America. The Hurco, Milltronics and Takumi product lines represent a comprehensive product portfolio with more than 150 different models. The combined machine tool product lines also provide benefits related to the development of product enhancements, technologies and models due to leverage of shared resources and cross-utilization of proven engineering designs that allow us to achieve manufacturing cost reductions from economies of scale and manufacturing efficiencies.

We sell our products through more than 195 independent agents and distributors throughout North and South America (the Americas), Europe and Asia.  Although some distributors carry competitive products, we are the primary line for the majority of our distributors globally.   We also have our own direct sales and service organizations in China, France, Germany, India, Italy, Poland, Singapore, South Africa, Taiwan, the United Kingdom and certain parts of the United States, which are among the world's principal machine tool consuming markets. The vast majority of our machine tools are manufactured to our specifications primarily by our wholly-owned subsidiary in Taiwan, HML. Machine castings and components to support HML’s production are manufactured at our facility in Ningbo, China. Components to support our SRT line of five-axis machining centers, such as the direct drive spindle, swivel head and rotary table, are manufactured by our wholly-owned subsidiary in Italy, LCM Precision Technology S.r.l. (“LCM”).

Our sales to foreign customers are denominated, and payments by those customers are made, in the prevailing currencies - primarily the Euro, Pound Sterling and Chinese Yuan - in the countries in which those customers are located. Our product costs are incurred and paid primarily in the New Taiwan Dollar and the Euro. Changes in currency exchange rates may have a material effect on our operating results and consolidated balance sheets as reported under U.S. Generally Accepted Accounting Principles. For example, when the U.S. Dollar weakens in value relative to a foreign currency, sales made, and expenses incurred, in that currency when translated to U.S. Dollars for reporting in our financial statements, are higher than would be the case when the U.S. Dollar is stronger. In the comparison of our period-to-period results, we discuss the effect of currency translation on those results, which reflect translation to U.S. Dollars at exchange rates prevailing during the period covered by those financial statements.

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

	Percentage of Revenues			Year-to-Year % Change
	2016	2015	2014	Increase/Decrease
				’16 vs. ’15	’15 vs. ’14
Sales and service fees	100%	100%	100%	4%	-1%
Gross profit	31%	31%	31%	2%	1%
Selling, general and administrative expenses	22%	21%	21%	12%	-3%
Operating income (loss)	9%	11%	10%	-18%	8%
Net income (loss)	6%	7%	7%	-18%	7%

Fiscal 2016 Compared to Fiscal 2015

Sales and Service Fees. Sales and service fees for fiscal 2016 were $227.3 million, an increase of $7.9 million, or 4%, compared to fiscal 2015 and included a negative currency impact of $6.4 million, or 3%, when translating foreign sales to U.S. dollars for financial reporting purposes.

Net Sales and Service Fees by Geographic Region

The following table sets forth net sales and service fees by geographic region for the fiscal year ended October 31, 2016 and 2015 (in thousands):

	October 31,				Increase/Decrease
	2016		2015		Amount	%
Americas	$74,386	33%	$70,169	32%	$4,217	6%
Europe	124,070	54%	129,335	59%	(5,265)	-4%
Asia Pacific	28,833	13%	19,879	9%	8,954	45%
Total	$227,289	100%	$219,383	100%	$7,906	4%

Sales in the Americas for fiscal 2016 increased by 6% compared to fiscal 2015, as a result of year-end promotional activities following the International Manufacturing Technology Show (“IMTS”) in September 2016, as well as the impact of twelve months of Milltronics sales in fiscal 2016 compared to only three months of sales activity from the acquisition of the Milltronics product line in July 2015 until the end of fiscal 2015. Sales in the Americas for fiscal 2016 included $17.9 million of sales from the Milltronics product line, compared to $6.7 million in fiscal 2015. European sales for fiscal 2016 decreased by 4% compared to fiscal 2015 and included a negative currency impact of 5% when translating foreign sales to U.S. dollars for financial reporting purposes. The slight year-over-year growth in European sales for fiscal 2016, excluding the effect of the negative currency impact, was driven by increased shipments of higher-performance machines in Germany, France and Italy. Asian Pacific sales for fiscal 2016 increased by 45% compared to fiscal 2015 and included a negative currency impact of 3% when translating foreign sales to U.S. dollars for financial reporting purposes. The year-over-year increase in Asian Pacific sales for fiscal 2016 was primarily attributable to twelve months of Takumi sales included in fiscal 2016 compared to only three months of sales activity from the acquisition of the Takumi product line in July 2015 until the end of fiscal 2015. Asian Pacific sales for fiscal 2016 included $14.6 million of sales from the Takumi product line, compared to $3.3 million for fiscal 2015.

Net Sales and Service Fees by Product Category

The following table sets forth net sales and service fees by product group and services for the fiscal years ended October 31, 2016 and 2015 (in thousands):

	October 31,				Increase/ Decrease
	2016		2015		Amount	%

Computerized Machine Tools*	$195,618	86%	$189,712	87%	$5,906	3%
Computer Control Systems and Software†	2,078	1%	3,085	1%	(1,007)	-33%
Service Parts	21,908	10%	19,375	9%	2,533	13%
Service Fees	7,685	3%	7,211	3%	474	7%
Total	$227,289	100%	$219,383	100%	$7,906	4%

*	Amounts shown include sales of Milltronics and Takumi computerized machine tools to third parties since the respective dates of those acquisitions.
†	Amounts shown do not include computer control systems and software sold as an integrated component of computerized machine systems.

Sales of computerized machine tools and service parts increased during fiscal 2016 by 3% and 13%, respectively, compared to fiscal 2015 primarily due to the impact of twelve months of Milltronics and Takumi sales in fiscal 2016 compared to only three months of sales activity from the acquisitions of the Milltronics and Takumi product lines in July 2015 until the end of fiscal 2015, as well as year-end promotional activities following the International Manufacturing Technology Show (“IMTS”) in September 2016. Sales of computer control systems and software decreased by 33% during fiscal 2016 compared to fiscal 2015 as a result of a reduction in sales for the Autobend® product line in the Americas and the United Kingdom. Service fees revenue increased during fiscal 2016 by 7% compared to fiscal 2015 primarily due to increased repair needs from customers in the Americas, the United Kingdom and France.

Orders and Backlog. Orders for fiscal 2016 were $219.2 million, a decrease of $4.0 million, or 2%, compared to fiscal 2015 and included a negative currency impact of $6.5 million, or 3%, when translating foreign orders to U.S. dollars for financial reporting purposes. Orders in the Americas for fiscal 2016 were $70.9 million, a decrease of $1.1 million, or 1%, compared to fiscal 2015, reflecting an overall softer market and the impact of pricing pressures in this region, partially offset by the impact of twelve months of Milltronics sales in fiscal 2016 compared to only three months in fiscal 2015. Orders in the Americas for fiscal 2016 included $15.7 million of orders from the Milltronics product line, compared to $10.1 million in fiscal 2015, of which approximately $3.9 million of orders were existing backlog orders acquired with the Milltronics product line in July 2015. European orders for fiscal 2016 were $121.5 million, a decrease of $5.0 million, or 4%, compared to fiscal 2015, primarily due to the negative impact of currency when translating foreign orders to U.S. dollars for financial reporting purposes. Asian Pacific orders for fiscal 2016 were $26.8 million, an increase of $2.1 million, or 9%, compared to fiscal 2015 and included a negative currency impact of $1.1 million, or 5%, when translating foreign orders to U.S. dollars for financial reporting purposes. The year-over-year increase in Asian Pacific orders were due primarily to increased customer demand for the Takumi product line in China. Asian Pacific orders for fiscal 2016 included $12.7 million of orders from the Takumi product line, compared to $10.6 million in fiscal 2015, of which approximately $8.6 million of orders were existing backlog orders acquired with the Takumi product line in July 2015.

Backlog was $32.3 million at October 31, 2016 compared to $41.2 million at October 31, 2015. We do not believe backlog is a useful measure of past performance or indicative of future performance. Backlog orders as of October 31, 2016 are expected to be fulfilled in fiscal 2017.

Gross Profit. Gross profit for fiscal 2016 was $70.4 million, or 31% of sales, which was consistent with gross profit for fiscal 2015 of $69.1 million, or 31% of sales.

Operating Expenses. Selling, general and administrative expenses for fiscal 2016 were $50.8 million, or 22% of sales, compared to $45.3 million, or 21% of sales, for fiscal 2015. The year-over-year increase in operating expenses for fiscal 2016 was primarily due to increased trade show expenses, increased employee support costs for global sales operations, and incremental annualized operating expenses associated with the acquisitions of the Milltronics and Takumi product lines since July 2015.

Operating Income. Operating income for fiscal 2016 was $19.6 million, or 9% of sales, compared to $23.8 million, or 11% of sales, in fiscal 2015. The year-over-year reduction in operating income was primarily attributable to increased operating expenses associated with increased trade show expenses, increased employee support costs for global sales operations, and incremental operating expenses associated with the acquisitions of the Milltronics and Takumi product lines since July 2015.

Other Expense, Net. Other expense, net for fiscal 2016 increased by $0.5 million from fiscal 2015 due mainly to higher foreign currency losses experienced in 2016 and the elimination of a one-time out-of-period income adjustment recorded in fiscal 2015.

Provision for Income Taxes. Our effective tax rate for fiscal 2016 was 30% in comparison to 31% for fiscal 2015. The decrease in the effective income tax rate for fiscal 2016 was due primarily to changes in the geographic mix of income or loss among tax jurisdictions.

Net Income. Net income for fiscal 2016 was $13.3 million, or $1.99 per diluted share, a decrease of $2.9 million, or 18%, from fiscal 2015 net income of $16.2 million, or $2.44 per diluted share.

Fiscal 2015 Compared to Fiscal 2014

Sales and Service Fees. Sales and service fees for fiscal 2015 were $219.4 million, a decrease of $2.9 million, or 1%, compared to fiscal 2014 and included a negative currency impact of $21.2 million, or 10%, compared to fiscal 2014. Sales for fiscal 2015 included $10.0 million of sales activities from the acquisitions of the Takumi and Milltronics product lines in July 2015 until the end of fiscal 2015.

Net Sales and Service Fees by Geographic Region

The following table sets forth net sales and service fees by geographic region for the fiscal years ended October 31, 2015 and 2014 (in thousands):

	October 31,				Increase/Decrease
	2015		2014		Amount	%
Americas	$70,169	32%	$62,142	28%	$8,027	13%
Europe	129,335	59%	138,201	62%	(8,866)	-6%
Asia Pacific	19,879	9%	21,960	10%	(2,081)	-9%
Total	$219,383	100%	$222,303	100%	$(2,920)	-1%

Sales in the Americas increased during fiscal 2015 by 13% compared to fiscal 2014 primarily due to three months of sales activity from the acquisition of the Milltronics product line in July 2015 until the end of fiscal 2015. Sales for the Milltronics product line in the Americas for fiscal 2015 were $6.7 million. European sales for fiscal 2015 decreased by 6% compared to fiscal 2014 and included a negative currency impact of 14%. Excluding the negative currency impact, the year-over-year growth in European sales was driven by increased shipments of higher-performance machines in Germany, France and Italy. Asian Pacific sales for fiscal 2015 decreased by 9% compared to fiscal 2014, primarily due to softer markets in China and India and the negative impact of currency. Asian Pacific sales for fiscal 2015 included $3.3 million of sales activity from the acquisition of the Takumi product line in July 2015 until the end of fiscal 2015.

Net Sales and Service Fees by Product Category

The following table sets forth net sales and service fees by product group and services for the fiscal years ended October 31, 2015 and 2014 (in thousands):

	October 31,				Increase/Decrease
	2015		2014		Amount	%
Computerized Machine Tools*	$189,712	87%	$193,937	87%	$(4,225)	-2%
Computer Control Systems and Software†	3,085	1%	3,407	2%	(322)	-9%
Service Parts	19,375	9%	17,391	8%	1,984	11%
Service Fees	7,211	3%	7,568	3%	(357)	-5%
Total	$219,383	100%	$222,303	100%	$(2,920)	-1%

*	Amounts shown include sales of Milltronics and Takumi computerized machine tools to third parties since the respective dates of those acquisitions.
†	Amounts shown do not include computer control systems and software sold as an integrated component of computerized machine systems.

Sales of computerized machine tools decreased during fiscal 2015 by 2% compared to fiscal 2014 and included a negative currency impact of 9% when translating foreign sales to U.S. dollars for financial reporting purposes. Excluding the negative currency impact, the year-over-year increase in computerized machine tools was due to increased shipments of higher-performance machines in Germany and France, as well as the impact of three months of sales activity from the acquisitions of the Milltronics and Takumi product lines in July 2015 until the end of fiscal 2015. Sales of computer control systems and software decreased by 9% during fiscal 2015 compared to fiscal 2014 due primarily to decreased shipments of Autobend® press brake machines and optional software products in the Americas. Sales of service parts increased by 11% during fiscal 2015 compared to fiscal 2014 due mainly to three months of sales activity from the acquisitions of the Milltronics and Takumi product lines in July 2015 until the end of fiscal 2015. Service fees revenue for fiscal 2015 decreased by 5% compared to fiscal 2014 primarily due to the negative impact of currency when translating foreign sales to U.S. dollars for financial reporting purposes.

Orders and Backlog. Orders for fiscal 2015 were $223.2 million, a decrease of $9.3 million, or 4%, compared to fiscal 2014 and included a negative currency impact of $21.2 million, or 9%, when translating foreign orders into U.S. dollars for financial reporting purposes. Orders in the Americas for fiscal 2015 were $72.0 million, an increase of $8.6 million, or 14%, compared to fiscal 2014. Orders in the Americas for fiscal 2015 included $10.1 million of orders related to the Milltronics product line. Excluding the orders related to the Milltronics product line, orders for the Americas decreased during fiscal 2015 compared to fiscal 2014 since promotional activities related to the International Manufacturing Technology Show held in September 2014 led to an increase in orders in fiscal 2014. European orders for fiscal 2015 were $126.5 million, a decrease of $22.0 million, or 15%, compared to fiscal 2014 and included a negative currency impact of $20.4 million, or 14%. Excluding the negative impact of currency, the slight year-over-year reduction in European orders was primarily driven by foreign currency weakness in the United Kingdom and fluctuating customer demand for electro-mechanical components and accessories manufactured by LCM. Asian Pacific orders for fiscal 2015 were $24.7 million, an increase of $4.1 million, or 20%, compared to fiscal 2014. Asian Pacific orders for fiscal 2015 included $10.6 million of orders related to the Takumi product line. Excluding the orders related to the Takumi product line, Asian Pacific orders for fiscal 2015 decreased primarily due to softer market conditions in China and India.

Backlog was $41.2 million at October 31, 2015 (which included $10.6 million of backlog for Milltronics and Takumi products) compared to $39.8 million at October 31, 2014. We do not believe backlog is a useful measure of past performance or indicative of future performance.

Gross Profit. Gross profit for fiscal 2015 was $69.1 million, or 31% of sales, compared to $68.6 million, or 31% of sales, for fiscal 2014. The year-over-year improvement in gross profit was primarily attributable to increased sales of higher-performance machines across all regions, net of the pricing pressure and the negative impact of currency.

Operating Expenses. Selling, general and administrative expenses for fiscal 2015 were $45.3 million, or 21% of sales, compared to $46.6 million, or 21% of sales, for fiscal 2014. Fiscal year 2015 expenses included approximately $2.4 million related to Milltronics and Takumi, of which $0.7 million represented one-time acquisition costs. Selling, general and administrative expenses for fiscal 2015 included a positive impact of approximately $3.2 million, or 1% of sales, when translating foreign expenses to U.S. dollars for financial reporting purposes.

Operating Income. Operating income for fiscal 2015 was $23.8 million, or 11% of sales, compared to $22.0 million, or 10% of sales, in fiscal 2014. The year-over-year improvement in operating income was primarily attributable to increased sales of higher-performance machines across all regions.

Other Expense, Net. Other expense, net for fiscal 2015 decreased by $0.4 million from fiscal 2014 as a result of a one-time out-of-period income adjustment recorded in fiscal 2015.

Provision for Income Taxes. Our effective tax rate for fiscal 2015 was 31% in comparison to 29% for fiscal 2014. The increase in the effective income tax rate in fiscal 2015 was due primarily to changes in the geographic mix of income or loss among tax jurisdictions.

Net Income. Net income for fiscal 2015 was $16.2 million, or $2.44 per diluted share, an increase of $1.1 million, or 7%, from fiscal 2014 net income of $15.1 million, or $2.30 per diluted share.

Liquidity and Capital Resources

At October 31, 2016, we had cash and cash equivalents of $41.2 million compared to $55.2 million at October 31, 2015. Approximately 54% of our $41.2 million of cash and cash equivalents is held in the U.S. The balance is attributable to our foreign operations and is held in the local currencies of our various foreign entities, subject to fluctuations in currency exchange rates. We do not believe that the indefinite reinvestment of these funds offshore impairs our ability to meet our domestic working capital needs.

Working capital (including cash and cash equivalents) was $160.4 million at October 31, 2016 compared to $151.0 million at October 31, 2015. The increase in working capital was primarily due to increased inventories, which were $117.0 million at October 31, 2016, compared to $106.3 million at October 31, 2015. The increase in inventories was primarily due to a reduction in orders during fiscal 2016, as well as incremental computerized machine tools for the Milltronics and Takumi product lines, which contributed to our efforts in expanding our consolidated product range to meet customers’ needs. Inventory turns at October 31, 2016 were 1.4 compared to 1.6 turns at October 31, 2015.

Capital expenditures were $4.2 million in fiscal 2016 compared to $4.5 million in fiscal 2015. Capital expenditures for fiscal 2016 were primarily for software development costs, purchases of factory equipment for production facilities, and purchases of general software and equipment for selling facilities. We funded these expenditures with cash flows from operations.

On December 6, 2016, we amended our U.S. credit agreement, among other things, to increase the unsecured revolving credit facility from $12.5 million to $15.0 million, to increase the cash dividend allowance from $4.0 million per calendar year to $5.0 million per calendar year, and to extend the scheduled maturity date to December 31, 2018. We also amended the U.S. credit agreement to increase the minimum working capital and minimum tangible net worth requirements from $90.0 million to $105.0 million and $120.0 million to $125.0 million, respectively.

Borrowings under the U.S. credit agreement bear interest either at a LIBOR-based rate or a floating rate, in each case with an interest rate floor of 0.00%.  The floating rate equals the greatest of (a) a one month LIBOR-based rate plus 1.00% per annum, (b) the federal funds effective rate plus 0.50% per annum, (c) the prevailing prime rate, and (d) 0.00%.  The rate paid for the unutilized portion of the U.S. credit agreement is 0.05% per annum.

The U.S. credit agreement contains customary financial covenants, including covenants (1) restricting us from making certain investments, loans, advances and acquisitions (but permitting us to make investments in subsidiaries of up to $5.0 million), (2) requiring that we maintain a minimum working capital of $105.0 million, and (3) requiring that we maintain a minimum tangible net worth of $125.0 million. The U.S. credit agreement permits us to pay cash dividends in an amount not to exceed $5.0 million per calendar year, so long as we are not in default before and after giving effect to such dividends.

We have a £1.0 million revolving credit facility in England and a €1.5 million revolving credit facility in Germany. We also have a 40.0 million Chinese Yuan (approximately $5.9 million) credit facility in China that was renewed on February 17, 2016 with an expiration date of February 16, 2017.

At October 31, 2016, we had $1.5 million of borrowings under our China credit facility. We had no other debt or borrowings under any of our other credit facilities. At October 31, 2016, we were in compliance with the covenants contained in all of our credit facilities and had $19.8 million of available borrowing capacity under those facilities.

We believe our cash position and borrowing capacity under our credit facilities provides adequate liquidity to fund our operations over the next twelve months, pay quarterly cash dividends and execute our strategic plan for product innovation and targeted penetration of developing markets.

We continue to receive and review information concerning businesses and assets , including intellectual property assets, available for potential acquisition.

Contractual Obligations and Commitments

The following is a table of contractual obligations and commitments as of October 31, 2016 (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Short-term debt	$1,476	$1,476	$—	$—	$—
Operating leases	6,347	2,930	2,485	589	343
Other…	4,212	—	963	—	3,249
Total	$12,035	$4,406	$3,448	$589	$3,592

In addition to the contractual obligations and commitments disclosed above, we also have a variety of other obligations for the procurement of materials and services, none of which subject us to any material non-cancelable commitments. While some of these obligations arise under long-term supply agreements, we are not committed under these agreements to accept or pay for requirements that are not needed to meet our production needs. We have no material minimum purchase commitments or “take-or-pay” type agreements or arrangements. Unrecognized tax benefits in the amount of approximately $1.1 million, excluding any interest and penalties, have been excluded from the table above because we are unable to determine a reasonably reliable estimate of the timing of future payment.

We expect capital spending in fiscal 2017 to be approximately $5.9 million, which includes investments for capitalized software and capital equipment for all of our production and selling facilities. We expect to fund these commitments with cash on hand and cash generated from operations.

Off Balance Sheet Arrangements

From time to time, our subsidiaries guarantee third party payment obligations in connection with the sale of machines to customers that use financing. We follow Financial Accounting Standards Board (“FASB”) guidance for accounting for guarantees (codified in Accounting Standards Codification (“ASC”) 460). As of October 31, 2016, we had 26 outstanding third party payment guarantees totaling approximately $1.2 million. The terms of these guarantees are consistent with the underlying customer financing terms. Upon shipment of a machine, the customer has the risk of ownership. The customer does not obtain title, however, until it has paid for the machine. A retention of title clause allows us to recover the machine if the customer defaults on the financing. We accrue liabilities under these guarantees at fair value, which amounts are insignificant.

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

Inventories – We determine at each balance sheet date how much, if any, of our inventory may ultimately prove to be either unsalable or unsalable at its carrying cost. Reserves are established to effectively adjust the carrying value of such inventory to net realizable value. To determine the appropriate level of valuation reserves, we evaluate current stock levels in relation to historical and expected patterns of demand for all of our products. We evaluate the need for changes to valuation reserves based on market conditions, competitive offerings and other factors on a regular basis.

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

The determination of our provision for income taxes requires judgment, the use of estimates and the interpretation and application of complex tax laws. Our provision for income taxes reflects a combination of income earned and taxed at the federal and state level in the U.S., as well as in various foreign jurisdictions. We have not provided for any U.S. income taxes on the undistributed earnings of our foreign subsidiaries based upon our determination that such earnings will be indefinitely reinvested abroad.  Undistributed earnings of our wholly-owned foreign subsidiaries at October 31, 2016 were approximately $79.7 million. In the event these earnings are later distributed to the U.S., such distributions would likely result in additional U.S. tax that may be offset, at least in part, by associated foreign tax credits.

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

Impairment of Long-Lived Assets – We are required periodically to review the recoverability of certain assets, including property, plant and equipment, intangible assets and goodwill, based on projections of anticipated future cash flows, including future profitability assessments of various product lines. We estimate cash flows using internal budgets based on recent sales data.

Capitalized Software Development Costs – Costs incurred to develop computer software products and significant enhancements to software features of existing products are capitalized as required by FASB guidance relating to accounting for the costs of computer software to be sold, leased, or otherwise marketed, and such capitalized costs are amortized over the estimated product life of the related software. The determination as to when in the product development cycle technological feasibility has been established, and the expected product life, require judgments and estimates by management and can be affected by technological developments, innovations by competitors and changes in market conditions affecting demand. We periodically review the carrying values of these assets and make judgments as to ultimate realization considering the above-mentioned risk factors.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Interest on borrowings under our bank credit agreements are tied to prevailing domestic and foreign interest rates. At October 31, 2016, we had $1.5 million of borrowings under our China credit facility. We had no other debt or borrowings under any of our other credit facilities.

Foreign Currency Exchange Risk

In fiscal 2016, we derived approximately 69% of our revenues from customers located outside of the U.S. All of our computerized machine tools and computer control systems assembled in Taiwan, as well as certain proprietary service parts, are sourced by our U.S.-based engineering and manufacturing division and re-invoiced to our foreign sales and service subsidiaries, primarily in their functional currencies.

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

Forward contracts for the sale or purchase of foreign currencies as of October 31, 2016, which are designated as cash flow hedges under FASB guidance related to accounting for derivative instruments and hedging activities, were as follows:

	Notional Amount	Weighted Avg.		Contract Amount at Forward Rates in U.S. Dollars
Forward Contracts	in Foreign Currency	Forward Rate		Contract Date	October 31, 2016	Maturity Dates
Sale Contracts:
Euro	25,000,000	1.1202		$28,004,935	$27,600,641	Nov 2016-Oct 2017
Sterling	4,925,000	1.3934		$6,862,675	$6,050,529	Nov 2016-Oct 2017

Purchase Contracts:
New Taiwan Dollar	685,000,000	32.07	*	$21,361,677	$21,753,310	Nov 2016-Oct 2017

*NT Dollars per U.S. Dollar

Forward contracts for the sale or purchase of foreign currencies as of October 31, 2016, which were entered into to protect against the effects of foreign currency fluctuations on receivables and payables and are not designated as hedges under this guidance denominated in foreign currencies, were as follows:

	Notional Amount	Weighted Avg.		Contract Amount at Forward Rates in U.S. Dollars
Forward Contracts	in Foreign Currency	Forward Rate		Contract Date	October 31, 2016	Maturity Dates

Sale Contracts:
Euro	33,047,215	1.0998		$36,346,017	$36,469,657	Nov 2016-Apr 2017
Pound Sterling	1,634,180	1.2162		$1,987,522	$2,003,054	Nov 2016-Dec 2016
South African Rand	14,831,600	0.0698		$1,034,522	$1,062,494	Apr 2017
Purchase Contracts:
New Taiwan Dollar	838,537,514	31.32	*	$26,769,329	$26,593,682	Nov 2016–Feb 2017

* NT Dollars per U.S. Dollar

We are exposed to foreign currency exchange risk related to our investment in net assets in foreign countries. To manage this risk, we entered into a forward contract with a notional amount of €3.0 million in November 2015. We designated this forward contract as a hedge of our net investment in Euro denominated assets. We selected the forward method under the FASB guidance related to the accounting for derivatives instruments and hedging activities. The forward method requires all changes in the fair value of the contract to be reported as a cumulative translation adjustment in Accumulated Other Comprehensive Loss, net of tax, in the same manner as the underlying hedged net assets. This forward contract matured in November 2016 and we entered into a new forward contract for the same notional amount that is set to mature in November 2017. As of October 31, 2016, we had a realized gain of $803,000 and an unrealized loss of $39,000, net of tax, recorded as cumulative translation adjustments in Accumulated other comprehensive loss, related to these forward contracts.

Forward contracts for the sale or purchase of foreign currencies as of October 31, 2016, which are designated as net investment hedges under this guidance were as follows:

	Notional Amount	Weighted Avg.	Contract Amount at Forward Rates in U.S. Dollars
Forward Contracts	in Foreign Currency	Forward Rate	Contract Date	October 31, 2016	Maturity Date

Sale Contracts:

Euro	3,000,000	1.0775	$3,232,500	$3,292,170	Nov 2016

Management’s Annual Report on Internal Control Over Financial Reporting

To the Shareholders and

Board of Directors

of Hurco Companies, Inc.

Management of Hurco Companies, Inc. (the “Company”) has assessed the effectiveness of the Company’s internal control over financial reporting as of October 31, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (COSO). Management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting.

Because of its inherent limitations, the Company’s internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In management’s opinion, the Company’s internal control over financial reporting as of October 31, 2016, was effective based on the criteria specified above.

Our independent registered accounting firm, Ernst & Young LLP, who also audited our consolidated financial statements, audited the effectiveness of our internal control over financial reporting as of October 31, 2016. Ernst & Young has issued their attestation report, which is included in Part II, Item 8 of this Annual Report on Form 10-K.

/s/ Michael Doar
Michael Doar,
Chairman of the Board and Chief Executive Officer

/s/ Sonja K. McClelland
Sonja K. McClelland
Vice President, Secretary, Treasurer and Chief Financial Officer

Indianapolis, Indiana

January 6, 2017

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and

Board of Directors

of Hurco Companies, Inc.

We have audited the accompanying consolidated balance sheets of Hurco Companies, Inc. as of October 31, 2016 and 2015 and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended October 31, 2016. Our audits also included the financial statement schedule listed at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hurco Companies, Inc. at October 31, 2016 and 2015 and the consolidated results of its operations and its cash flows for each of the three years in the period ended October 31, 2016 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Hurco Companies, Inc.’s internal control over financial reporting as of October 31, 2016, based on criteria established in Internal Control – Integrated Framework issued by the Commission of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated January 6, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Indianapolis, Indiana

January 6, 2017

Report of Independent Registered Public Accounting Firm

To the Shareholders and

Board of Directors

of Hurco Companies, Inc.

We have audited Hurco Companies, Inc.’s internal control over financial reporting as of October 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). Hurco Companies, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Hurco Companies, Inc. maintained, in all material respects, effective internal control over financial reporting as of October 31, 2016, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Hurco Companies, Inc. as of October 31, 2016 and 2015 and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended October 31, 2016 of Hurco Companies, Inc. and our report dated January 6, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Indianapolis, Indiana

January 6, 2017

HURCO COMPANIES, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended October 31,
	2016	2015	2014
	(In thousands, except per share amounts)
Sales and service fees	$227,289	$219,383	$222,303
Cost of sales and service	156,849	150,292	153,691
Gross profit	70,440	69,091	68,612
Selling, general and administrative expenses	50,824	45,287	46,615
Operating income	19,616	23,804	21,997
Interest expense	72	198	264
Interest income	40	76	78
Investment income	149	78	42
Income from equity investments	466	474	444
Other expense, net	1,314	681	936
Income before income taxes	18,885	23,553	21,361
Provision for income taxes	5,593	7,339	6,218
Net income	$13,292	$16,214	$15,143
Income per common share – basic	$2.01	$2.46	$2.31
Weighted average common shares outstanding – basic	6,569	6,543	6,497
Income per common share – diluted	$1.99	$2.44	$2.30
Weighted average common shares outstanding – diluted	6,642	6,602	6,538

Dividends paid per share	$.35	$.31	$.26

The accompanying notes are an integral part of the consolidated financial statements.

HURCO COMPANIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended October 31,
	2016	2015	2014
	(In thousands)
Net Income	$13,292	$16,214	$15,143
Other comprehensive income (loss):
Translation gain (loss) of foreign currency financial statements	(1,441)	(6,333)	(3,535)
(Gain) / loss on derivative instruments reclassified into operations, net of tax of $(906), $(431), and $621, respectively	(1,647)	(784)	1,129
Gain / (loss) on derivative instruments, net of tax of $787, $712, and $458, respectively	1,431	1,291	830
Total other comprehensive income (loss)	(1,657)	(5,826)	(1,576)
Comprehensive income	$11,635	$10,388	$13,567

The accompanying notes are an integral part of the consolidated financial statements.

HURCO COMPANIES, INC.

CONSOLIDATED BALANCE SHEETS

	As of October 31,
	2016	2015
	(In thousands, except share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$41,217	$55,237
Accounts receivable, less allowance for doubtful accounts of $664 in 2016 and $739 in 2015	48,631	41,766
Inventories, net	117,025	106,308
Derivative assets	1,725	1,228
Prepaid assets	8,207	9,769
Other	1,576	1,804
Total current assets	218,381	216,112
Property and equipment:
Land	841	841
Building	7,352	7,314
Machinery and equipment	23,515	24,026
Leasehold improvements	3,487	3,323
	35,195	35,504
Less accumulated depreciation and amortization	(22,898)	(22,362)
Total property and equipment, net	12,297	13,142
Non-current assets:
Software development costs, less accumulated amortization	4,926	3,905
Goodwill	2,314	2,319
Intangible assets, net	1,150	1,289
Deferred income taxes	6,138	4,721
Investments and other assets, net	6,743	7,089
Total non-current assets	21,271	19,323
Total assets	$251,949	$248,577

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$35,210	$41,678
Accounts payable-related parties	1,990	1,780
Accrued expenses and other	17,231	16,788
Accrued warranty expenses	1,523	2,186
Derivative liabilities	538	1,071
Short-term debt	1,476	1,583
Total current liabilities	57,968	65,086
Non-current liabilities:
Deferred income taxes	4,294	3,998
Accrued tax liability	963	953
Deferred credits and other	3,249	3,972
Total non-current liabilities	8,506	8,923

Shareholders’ equity:
Preferred stock: no par value per share, 1,000,000 shares authorized, no shares issued	—	—
Common stock: no par value, $.10 stated value per share, 12,500,000 shares authorized, 6,720,453 and 6,650,517 shares issued; and 6,573,103 and 6,551,718 shares outstanding, as of October 31, 2016 and October 31, 2015, respectively	657	655
Additional paid-in capital	59,119	57,539
Retained earnings	136,742	125,760
Accumulated other comprehensive loss	(11,043)	(9,386)
Total shareholders’ equity	185,475	174,568
Total liabilities and shareholders’ equity	$251,949	$248,577

The accompanying notes are an integral part of the consolidated financial statements.

HURCO COMPANIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended October 31,
	2016	2015	2014
	(In thousands)
Cash flows from operating activities:
Net income	$13,292	$16,214	$15,143
Adjustments to reconcile net income to net cash provided by (used for) operating activities, net of acquisitions:
Provision for doubtful accounts	(75)	(139)	338
Deferred income taxes	(225)	(1,013)	(874)
Equity in income of affiliates	(466)	(474)	(444)
Foreign currency (gain) loss	1,850	3,223	2,260
Unrealized (gain) loss on derivatives	393	147	208
Depreciation and amortization	3,868	3,222	3,309
Stock-based compensation	1,607	1,193	921
Change in assets and liabilities, net of acquisitions:
(Increase) decrease in accounts receivable	(8,141)	3,666	(11,653)
(Increase) decrease in inventories	(13,881)	2,852	(4,971)
(Increase) decrease in prepaid expenses	809	383	(4,646)
Increase (decrease) in accounts payable	(6,001)	(1,028)	8,642
Increase (decrease) in accrued expenses	(90)	(962)	5,257
Net change in derivative assets and liabilities	(245)	1,081	2,842
Other	442	179	3
Net cash provided by (used for) operating activities	(6,863)	28,544	16,335

Cash flows from investing activities:
Proceeds from sale of property and equipment	264	62	125
Purchase of property and equipment	(1,972)	(3,127)	(1,680)
Software development costs	(2,205)	(1,406)	(955)
Other investments	—	308	(76)
Acquisition of business, net of cash acquired	—	(17,650)	—
Net cash provided by (used for) investing activities	(3,913)	(21,813)	(2,586)

Cash flows from financing activities:
Proceeds from exercise of common stock options	—	257	359
Dividends paid	(2,310)	(2,034)	(1,693)
Tax benefit from exercise of stock options	—	119	—
Repayment on short-term debt	—	(1,605)	(379)
Net cash provided by (used for) financing activities	(2,310)	(3,263)	(1,713)

Effect of exchange rate changes on cash and cash equivalents	(934)	(2,077)	(994)
Net increase (decrease) in cash and cash equivalents	(14,020)	1,391	11,042

Cash and cash equivalents at beginning of year	55,237	53,846	42,804

Cash and cash equivalents at end of year	$41,217	$55,237	$53,846

Supplemental disclosures:
Cash paid for:
Interest	$56	$156	$167
Income taxes, net	$4,328	$9,890	$5,782

The accompanying notes are an integral part of the consolidated financial statements.

HURCO COMPANIES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(In thousands, except shares outstanding)	Common Stock Shares Outstanding	Common Stock Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total

Balances, October 31, 2013	6,465,054	$647	$54,698	$98,130	$(1,984)	$151,491

Net income	—	—	—	15,143	—	15,143

Other comprehensive income (loss)	—	—	—	—	(1,576)	(1,576)

Exercise of common stock options	20,306	2	357	—	—	359

Stock-based compensation expense	23,520	2	919	—	—	921

Dividends paid	—	—	—	(1,693)	—	(1,693)

Balances, October 31, 2014	6,508,880	$651	$55,974	$111,580	$(3,560)	$164,645

Net income	—	—	—	16,214	—	16,214

Other comprehensive income (loss)	—	—	—	—	(5,826)	(5,826)

Exercise of common stock options	15,300	1	256	—	—	257

Stock-based compensation expense	27,538	3	1,190	—	—	1,193

Tax benefit (expense) from stock option activities	—	—	119	—	—	119

Dividends paid	—	—	—	(2,034)	—	(2,034)

Balances, October 31, 2015	6,551,718	$655	$57,539	$125,760	$(9,386)	$174,568

Net income	—	—	—	13,292	—	13,292

Other comprehensive income (loss)	—	—	—	—	(1,657)	(1,657)

Stock-based compensation expense	21,385	2	1,605	—	—	1,607

Tax benefit (expense) from stock option activities	—	—	(25)	—	—	(25)

Dividends paid	—	—	—	(2,310)	—	(2,310)

Balances, October 31, 2016	6,573,103	$657	$59,119	$136,742	$(11,043)	$185,475

The accompanying notes are an integral part of the consolidated financial statements.

HURCO COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation. The consolidated financial statements include the accounts of Hurco Companies, Inc. (an Indiana corporation) and its wholly-owned subsidiaries. We have a 35% ownership interest in a Taiwan affiliate that is accounted for using the equity method. Our investment in that affiliate was approximately $3.6 million and $3.0 million as of October 31, 2016 and 2015, respectively. That investment is included in Investments and other assets, net on the accompanying Consolidated Balance Sheets. Intercompany accounts and transactions have been eliminated.

Statements of Cash Flows. We consider all highly liquid investments with a stated maturity at the date of purchase of three months or less to be cash equivalents. Cash flows from hedges are classified consistent with the items being hedged.

Translation of Foreign Currencies. All balance sheet accounts of non-U.S. subsidiaries are translated at the exchange rate as of the end of the year and translation adjustments of foreign currency balance sheets are recorded as a component of Accumulated other comprehensive loss in shareholders' equity. Income and expenses are translated at the average exchange rates during the year. Cumulative foreign currency translation adjustments, net of gains related to our net investment hedges, as of October 31, 2016 were a net loss of $12.3 million and are included in Accumulated other comprehensive loss. Foreign currency transaction gains and losses are recorded as income or expense as incurred and are recorded in Other expense, net.

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

For derivative instruments that are not designated as accounting hedges under the Derivatives and Hedging Topic of the Financial Accounting Standards Board (FASB guidance), changes in fair value are recognized in earnings in the period of change. We do not hold or issue derivative financial instruments for speculative trading purposes. We only enter into derivatives with one counterparty, which is among one of the largest U.S. banks (ranked by assets), in order to minimize credit risk and, to date, that counterparty has not failed to meet its financial obligations under such contracts.

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

We had forward contracts outstanding as of October 31, 2016, in Euros, Pounds Sterling and New Taiwan Dollars with set maturity dates ranging from November 2016 through October 2017. The contract amount at forward rates in U.S. Dollars at October 31, 2016 for Euros and Pounds Sterling was $27.6 million and $6.1 million, respectively. The contract amount at forward rates in U.S. Dollars for New Taiwan Dollars was $21.8 million at October 31, 2016. At October 31, 2016, we had approximately $1.3 million of gains, net of tax, related to cash flow hedges deferred in Accumulated other comprehensive loss. Of this amount, $1.0 million represented unrealized gains, net of tax, related to cash flow hedge instruments that remain subject to currency fluctuation risk. The majority of these deferred gains will be recorded as an adjustment to Cost of sales and service in periods through October 2017, in which the corresponding inventory that is the subject of the related hedge contract is sold, as described above.

We are exposed to foreign currency exchange risk related to our investment in net assets in foreign countries. To manage this risk, we entered into a forward contract with a notional amount of €3.0 million in November 2015. We designated this forward contract as a hedge of our net investment in Euro denominated assets. We selected the forward method under the FASB guidance related to the accounting for derivatives instruments and hedging activities. The forward method requires all changes in the fair value of the contract to be reported as a cumulative translation adjustment in Accumulated other comprehensive loss, net of tax, in the same manner as the underlying hedged net assets. This forward contract matured in November 2016 and we entered into a new forward contract for the same notional amount that is set to mature in November 2017. As of October 31, 2016, we had a realized gain of $803,000 and an unrealized loss of $39,000, net of tax, recorded as cumulative translation adjustments in Accumulated other comprehensive loss, related to these forward contracts.

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

HURCO COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

We had forward contracts outstanding as of October 31, 2016, in Euros, Pounds Sterling, South African Rand and New Taiwan Dollars with set maturity dates ranging from November 2016 through April 2017. The contract amounts at forward rates in U.S. Dollars at October 31, 2016 for Euros, Pounds Sterling and South African Rand totaled $39.5 million. The contract amount at forward rates in U.S. Dollars for New Taiwan Dollars was $26.6 million at October 31, 2016.

Fair Value of Derivative Instruments

We recognize the fair value of derivative instruments as assets and liabilities on a gross basis on our Consolidated Balance Sheets. As of October 31, 2016 and October 31, 2015, all derivative instruments were recorded at fair value on the balance sheets as follows (in thousands):

	2016		2015
	Balance Sheet	Fair	Balance Sheet	Fair
Derivatives	Location	Value	Location	Value

Designated as Hedging Instruments:
Foreign exchange forward contracts	Derivative assets	$1,721	Derivative assets	$1,079
Foreign exchange forward contracts	Derivative liabilities	$173	Derivative liabilities	$1,027

Not Designated as Hedging Instruments:
Foreign exchange forward contracts	Derivative assets	$4	Derivative assets	$149
Foreign exchange forward contracts	Derivative liabilities	$365	Derivative liabilities	$44

Effect of Derivative Instruments on the Consolidated Balance Sheets, Statements of Changes in Shareholders’ Equity and Statements of Income

Derivative instruments had the following effects on our Consolidated Balance Sheets, Statements of Changes in Shareholders’ Equity and Statements of Income, net of tax, during the fiscal years ended October 31, 2016 and 2015 (in thousands):

Derivatives	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Loss)		Location of Gain (Loss) Reclassified from Other Comprehensive Income (Loss)	Amount of Gain (Loss) Reclassified from Other Comprehensive Income (Loss)
	2016	2015		2016	2015
Designated as Hedging Instruments: (Effective Portion)

Foreign exchange forward contracts – Intercompany sales/purchases	$1,431	$1,291	Cost of sales and service	$1,647	$784

Foreign exchange forward contract – Net Investment	$28	$304

HURCO COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

We recognized a gain of $18,000 during the fiscal year ended October 31, 2016 and a gain of $14,000 during the fiscal year ended October 31, 2015 as a result of contracts closed early that were deemed ineffective for financial reporting and did not qualify as cash flow hedges.

Derivatives	Location of Gain (Loss) Recognized in Operations	Amount of Gain (Loss) Recognized in Operations
		2016	2015
		(in thousands)
Not Designated as Hedging Instruments:
Foreign exchange forward contracts	Other expense, net	$536	$2,571

The following table presents the changes in the components of Accumulated other comprehensive loss, net of tax, for the fiscal years ended October 31, 2016 and 2015 (in thousands):

	Foreign Currency Translation	Cash Flow Hedges	Total

Balance, October 31, 2014	(4,551)	991	(3,560)
Other comprehensive income (loss) before reclassifications	(6,333)	1,291	(5,042)
Reclassifications	—	(784)	(784)
Balance, October 31, 2015	$(10,884)	$1,498	$(9,386)
Other comprehensive income (loss) before reclassifications	(1,441)	1,431	(10)
Reclassifications	—	(1,647)	(1,647)
Balance, October 31, 2016	$(12,325)	$1,282	$(11,043)

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

Total depreciation and amortization expense recognized for property and equipment for the fiscal years ended October 31, 2016, 2015 and 2014 was $2.5 million, $2.2 million, and $2.2 million, respectively.

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

Sales related to software products are recognized when shipped in conformity with U.S. Generally Accepted Accounting Principles as promulgated by FASB guidance related to software revenue recognition that requires at the time of shipment, persuasive evidence of an arrangement exists, delivery has occurred, the selling price is fixed and determinable and collectability is reasonably assured. The software does not require production, modification or customization.

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

Research and Development Costs. The costs associated with research and development programs for new products and significant product improvements, other than software development costs which are eligible for capitalization per FASB guidance, are expensed as incurred and are included in Selling, general and administrative expenses. Research and development expenses totaled $4.9 million, $3.9 million, and $3.4 million, in fiscal 2016, 2015, and 2014, respectively.

HURCO COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Software Development Costs. Costs incurred to develop computer software products and significant enhancements to software features of existing products to be sold or otherwise marketed are capitalized, after technological feasibility is established. Software development costs are amortized on a straight-line basis over the estimated product life of the related software, which ranges from three to five years. We capitalized costs of $2.2 million in fiscal 2016, $1.4 million in fiscal 2015, and $1.0 million in fiscal 2014 related to software development projects. Amortization expense for software development costs was $1.2 million, $1.0 million, and $1.2 million, for the fiscal years ended October 31, 2016, 2015, and 2014, respectively. Accumulated amortization at October 31, 2016 and 2015 was $16.5 million and $15.3 million, respectively. Estimated amortization expense for the remaining unamortized software development costs for the fiscal years ending October 31, is as follows (in thousands):

Fiscal Year	Amortization Expense
2017	$1,200
2018	1,275
2019	750
2020	700
2021	625

Goodwill and Intangible Assets. Goodwill and other separately recognized intangible assets with indefinite lives are not subject to amortization. At least once annually or when indicators of impairment exist, we perform an impairment test for goodwill. Goodwill is allocated to various reporting units. We use a qualitative approach to test goodwill and indefinite-lived assets for impairment. Intangible assets that are determined to have a finite life are amortized over their estimated useful lives and are also subject to review for impairment, if indicators of impairment are identified. For fiscal years 2016 and 2015, using the qualitative approach to test for impairment, we concluded that goodwill and other intangible assets were not impaired.

As of October 31, 2016, the balances of intangible assets, other than goodwill, were as follows (in thousands):

	Weighted Average Amortization Period	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets

Tradenames and trademarks	13 years	$231	$(59)	$172
Tradenames and trademarks	indefinite	60	—	60
Customer relationships	15 years	254	(114)	140
Technology	13 years	672	(172)	500
Patents	6 years	2,972	(2,741)	231
Other	8 years	373	(326)	47
Total		$4,562	$(3,412)	$1,150

HURCO COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

As of October 31, 2015, the balances of intangible assets, other than goodwill, were as follows (in thousands):

	Weighted Average Amortization Period	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets

Tradenames and trademarks	13 years	$231	$(41)	$190
Tradenames and trademarks	indefinite	60	—	60
Customer relationships	15 years	254	(97)	157
Technology	13 years	674	(121)	553
Patents	6 years	2,972	(2,717)	255
Other	8 years	373	(299)	74
Total		$4,564	$(3,275)	$1,289

Intangible asset amortization expense was $137,000, $207,000, and $412,000 for fiscal 2016, 2015 and 2014, respectively. Annual intangible asset amortization expense is estimated to be $115,000 per year for fiscal years 2017 through 2021.

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

Earnings Per Share. Basic earnings per share is calculated by dividing net income by the weighted-average number of common shares actually outstanding during the period. Diluted earnings per share assumes the issuance of additional shares of common stock upon exercise of all outstanding stock options and contingently issuable securities if the effect is dilutive, in accordance with the treasury stock method discussed in FASB guidance on “Earnings Per Share”.

The following table presents a reconciliation of our basic and diluted earnings per share computation:

	Fiscal Year Ended October 31,
	2016		2015		2014
(in thousands, except per share amounts)	Basic	Diluted	Basic	Diluted	Basic	Diluted

Net income	$13,292	$13,292	$16,214	$16,214	$15,143	$15,143
Undistributed earnings allocated to participating shares	(76)	(76)	(93)	(93)	(121)	(121)
Net income applicable to common shareholders	$13,216	$13,216	$16,121	$16,121	$15,022	$15,022
Weighted average shares outstanding	6,569	6,569	6,543	6,543	6,497	6,497
Stock options and contingently issuable securities	—	73	—	59	—	41
	6,569	6,642	6,543	6,602	6,497	6,538
Income per share	$2.01	$1.99	$2.46	$2.44	$2.31	$2.30

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

HURCO COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

The determination of our provision for income taxes requires judgment, the use of estimates and the interpretation and application of complex tax laws. Our provision for income taxes reflects a combination of income earned and taxed at the federal and state level in the U.S., as well as in various foreign jurisdictions. We have not provided for any U.S. income taxes on the undistributed earnings of our foreign subsidiaries based upon our determination that such earnings will be indefinitely reinvested abroad.  Undistributed earnings of our wholly-owned foreign subsidiaries at October 31, 2016 were approximately $79.7 million. In the event these earnings are later distributed to the U.S., such distributions would likely result in additional U.S. tax that may be offset, at least in part, by associated foreign tax credits.

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

Nature of Business. We design, manufacture and sell computerized CNC machine tools, computer control systems and software products, machine tool components, software options, control upgrades, accessories and replacement parts for our products, as well as customer service and training support, to companies in the metal cutting industry through a worldwide sales, service and distribution network. The machine tool industry is highly cyclical and changes in demand can occur abruptly in the geographic markets we serve. As a result of this cyclicality, we have experienced significant fluctuations in our sales, which, in periods of reduced demand, have adversely affected our results of operations and financial condition.

The end market for our products consists primarily of precision tool, die and mold manufacturers, independent job shops, and specialized short-run production applications within large manufacturing operations. Industries served include: aerospace, defense, medical equipment, energy, automotive/transportation, electronics and computer industries. Our products are sold through more than 195 independent agents and distributors throughout the Americas, Europe and Asia. We also have our own direct sales and service organizations in China, France, Germany, India, Italy, Poland, Singapore, South Africa, Taiwan, the United Kingdom, and certain areas of the United States.

HURCO COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

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

Manufacturing Risk. At present, our wholly-owned subsidiaries, Hurco Manufacturing Limited (“HML”), Ningbo Hurco Manufacturing Limited (“NHML”) and Milltronics USA, Inc. (“Milltronics”) produce the vast majority of our machine tools for all three brands, Hurco, Milltronics and Takumi. In addition, we manufacture electro-mechanical components and accessories for machine tools through our wholly-owned subsidiary, LCM Precision Technology S.r.l. (“LCM”). HML, NHML, Milltronics and LCM manufacture their products in Taiwan, China, the U.S. and Italy, respectively. Any interruption in manufacturing at any of these locations would have an adverse effect on our financial operating results. Interruption in manufacturing at one of these locations could result from a change in the political environment or a natural disaster, such as an earthquake, typhoon, or tsunami. Any interruption with one of our key suppliers may also have an adverse effect on our operating results and our financial condition.

3.	INVENTORIES

Inventories as of October 31, 2016 and 2015 are summarized below (in thousands):

	2016	2015
Purchased parts and sub-assemblies	$25,661	$25,914
Work-in-process	17,724	20,575
Finished goods	73,640	59,819
	$117,025	$106,308

Finished goods inventory consigned to our distributors and agents throughout the Americas, Europe and Asia was $11.6 million and $6.9 million as of October 31, 2016 and 2015, respectively.

4.	ACQUISITIONS OF BUSINESSES

On July 14, 2015, we acquired the assets of the machine tool business of Milltronics Manufacturing Company, Inc., a U.S.-based manufacturer of CNC mills, lathes, and vertical and horizontal machining centers. We are operating this U.S. business as a product line through our wholly-owned subsidiary, Milltronics. Also, on July 28, 2015, we acquired the assets of the machine tool business of Takumi Machinery Co., Ltd. (“Takumi”), a Taiwan-based designer and manufacturer of CNC vertical machining centers, double column machining centers, high speed bridge machines and other machine tools equipped with industrial controls. We are operating this Taiwan business as a product line through our wholly-owned subsidiary, HML. These product lines contribute to our efforts to expand our consolidated product range, customer base and global platform, and accelerate emerging market penetration, particularly in strategic markets such as China and South America. The Hurco, Milltronics and Takumi product lines represent a comprehensive product portfolio with more than 150 different models. The combined machine tool product lines also provide benefits from the development of product enhancements, technologies and models due to leverage of shared resources and cross-utilization of proven engineering designs, allowing us to achieve manufacturing cost reductions from economies of scale and manufacturing efficiencies.

HURCO COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

The acquisitions were accounted for in accordance with Accounting Standards Codification (“ASC”) Topic 805, Business Combinations. Accordingly, the total purchase price was initially allocated on a provisional basis to assets acquired and net liabilities assumed in connection with the acquisitions based on their estimated fair values as of the completion of the acquisitions. These allocations reflected various provisional estimates that were available at the time and were subject to change during the purchase price allocation period as valuations were finalized. All valuations are now final. The total fair value of the net assets acquired was approximately $17.6 million, composed of $12.5 million for Milltronics and $5.1 million for Takumi. The results of operations of Milltronics and Takumi have been included in our consolidated financial statements from the respective dates of acquisition.

5.	CREDIT AGREEMENTS AND BORROWINGS

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

On June 5, 2014, we amended our U.S. credit agreement to increase the cash dividend allowance from $1.0 million per calendar year to $3.0 million per calendar year. On December 5, 2014, we amended our U.S. credit agreement to increase the cash dividend allowance from $3.0 million per calendar year to $4.0 million per calendar year and to extend the scheduled maturity date to December 7, 2016.

On December 6, 2016, we amended our U.S. credit agreement, among other things, to increase the unsecured revolving credit facility from $12.5 million to $15.0 million, to increase the cash dividend allowance from $4.0 million per calendar year to $5.0 million per calendar year, and to extend the scheduled maturity date to December 31, 2018. We also amended the U.S. credit agreement to increase the minimum working capital and minimum tangible net worth requirements from $90.0 million to $105.0 million and $120.0 million to $125.0 million, respectively.

Borrowings under the U.S. credit agreement bear interest either at a LIBOR-based rate or a floating rate, in each case with an interest rate floor of 0.00%.  The floating rate equals the greatest of (a) a one month LIBOR-based rate plus 1.00% per annum, (b) the federal funds effective rate plus 0.50% per annum, (c) the prevailing prime rate, and (d) 0.00%.  The rate we must pay for that portion of the U.S. credit agreement which is not utilized is 0.05% per annum.

The U.S. credit agreement contains customary financial covenants, including covenants (1) restricting us from making certain investments, loans, advances and acquisitions (but permitting us to make investments in subsidiaries of up to $5.0 million), (2) requiring that we maintain a minimum working capital of $105.0 million, and (3) requiring that we maintain a minimum tangible net worth of $125.0 million. The U.S. credit agreement permits us to pay cash dividends in an amount not to exceed $5.0 million per calendar year, so long as we are not in default before and after giving effect to such dividends.

We have a £1.0 million revolving credit facility in the United Kingdom and a €1.5 million revolving credit facility in Germany. On May 12, 2014, we established a Taiwan credit facility in the amount of 100.0 million New Taiwan Dollars with an expiration date of May 12, 2015. We did not renew this Taiwan credit facility. We also have a 40.0 million Chinese Yuan (approximately $5.9 million) credit facility in China that was renewed on February 17, 2016 with an expiration date of February 16, 2017.

All of our credit facilities are unsecured.

At October 31, 2016, we had $1.5 million of borrowings under our China credit facility which bears interest at 4.6% annually (variable rate). We had no other debt or borrowings under any of our other credit facilities.

HURCO COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

At October 31, 2015, we had $1.6 million of borrowings outstanding under our credit facility in China. At October 31, 2016, we were in compliance with all covenants contained in the related credit agreements and, as of that date, we had unutilized credit facilities of $19.8 million.

6.	FINANCIAL INSTRUMENTS

Estimated Fair Value of Financial Instruments

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

The carrying amounts for cash and cash equivalents approximate their fair values due to the short maturity of these instruments, and such instruments meet the Level 1 criteria of the three-tier fair value hierarchy discussed below. The carrying amount of short-term debt approximates fair value due to the variable rate of the interest and the short term nature of the instrument. The fair value of Level 2 is based on an internally developed model using current interest rate data for similar issues as there is no active market for this type of instrument.

In accordance with this guidance, the following table represents the fair value hierarchy for our financial assets and liabilities measured at fair value as of October 31, 2016 and 2015 (in thousands):

	Assets		Liabilities
	October 31,	October 31,	October 31,	October 31,
	2016	2015	2016	2015
Level 1
Deferred compensation	$1,363	$1,310	$-	$-

Level 2
Derivatives	$1,725	$1,228	$538	$1,071

Recurring Fair Value Measurements

Included in Level 1 assets are mutual fund investments under a nonqualified deferred compensation plan. We estimate the fair value of these investments on a recurring basis using market prices which are readily available.

Included as Level 2 fair value measurements are derivative assets and liabilities related to gains and losses on foreign currency forward exchange contracts entered into with a third party. We estimate the fair value of these derivatives on a recurring basis using foreign currency exchange rates obtained from active markets. Derivative instruments are reported in the accompanying consolidated financial statements at fair value. We have derivative financial instruments in the form of foreign currency forward exchange contracts as described in Note 1 of Notes to Consolidated Financial Statements in which the U.S. Dollar equivalent notional amount of these contracts was $125.6 million and $109.6 million at October 31, 2016 and 2015, respectively. The fair value of Derivative assets recorded on our Consolidated Balance Sheets at October 31, 2016 and 2015 was $1.7 million and $1.2 million, respectively. The fair value of Derivative liabilities recorded on our Consolidated Balance Sheets at October 31, 2016 and 2015 was $0.5 million and $1.1 million, respectively.

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

HURCO COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

7.	INCOME TAXES

In the fiscal years set forth below, the provision for income taxes consisted of the following (in thousands):

	Year Ended October 31,
	2016	2015	2014

Current:
U.S. taxes	$1,362	$4,600	$3,498
Foreign taxes	4,456	3,752	3,594
	5,818	8,352	7,092
Deferred:
U.S. taxes	(176)	(896)	(709)
Foreign taxes	(49)	(117)	(165)
	(225)	(1,013)	(874)
	$5,593	$7,339	$6,218

A comparison of income tax expense at the U.S. statutory rate to the Company’s effective tax rate is as follows (dollars in thousands):

	Year Ended October 31,
	2016	2015	2014
Income before income taxes:
Domestic	$2,703	$10,806	$9,190
Foreign	16,182	12,747	12,171
Earnings (Loss) before taxes on income	$18,885	$23,553	$21,361
Tax rates:
U.S. statutory rate	34%	35%	35%
Effect of tax rate of international jurisdictions different than U.S. statutory rates	(7)%	(5)%	(4)%
Valuation allowance	3%	1%	0%
State taxes	0%	1%	0%
Tax Credits	(2)%	(1)%	(1)%
Effect of Tax Rate Changes	4%	0%	0%
Other	(2)%	0%	(1)%
Effective tax rate	30%	31%	29%

We have not made any provision for U.S. income taxes on the undistributed earnings of our wholly-owned foreign subsidiaries based upon our determination that such earnings will be indefinitely reinvested.  Undistributed earnings of our wholly-owned foreign subsidiaries at October 31, 2016 were approximately $79.7 million. In the event these earnings are later distributed to the U.S., such distributions would likely result in additional U.S. tax that may be offset, at least in part, by associated foreign tax credits.

HURCO COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

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

As of October 31, 2016, we had deferred tax assets established for accumulated net operating loss carryforwards of $1.6 million, primarily related to state and foreign jurisdictions. We also have deferred tax assets for research and development tax credits of $0.5 million. We have established a valuation allowance against some of these carryforwards due to the uncertainty of their full realization. As of October 31, 2016 and 2015, the balance of this valuation allowance was $2.1 million and $1.5 million, respectively.

Significant components of our deferred tax assets and liabilities at October 31, 2016 and 2015 were as follows (in thousands):

	October 31,
	2016	2015
Deferred Tax Assets:
Accrued inventory reserves	1,824	1,304
Accrued warranty expenses	312	441
Compensation related expenses	2,664	1,891
Unrealized exchange gain/loss	370	186
Other accrued expenses	194	237
Net operating loss carryforwards	1,616	1,275
Other credit carryforwards	474	287
Other	331	170
	7,785	5,791
Less: Valuation allowance on net operating loss carryforwards	(1,593)	(1,300)
Valuation allowance on other credit carryforwards	(474)	(185)
	(2,067)	(1,485)
Deferred tax assets	5,718	4,306

Deferred Tax Liabilities:
Net derivative instruments	(701)	(811)
Property and equipment and capitalized software development costs	(2,717)	(2,369)
Other	(456)	(403)

Net deferred tax assets	$1,844	$723

As of October 31, 2016, we had net operating losses carryforwards for international and U.S. income tax purposes of $7.9 million, of which $6.5 million will expire within 5 years and $1.4 million will expire between 5 and 20 years. We also had tax credits of $719,000 which will expire between 10 and 20 years.

A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding the related accrual for interest or penalties, is as follows (in thousands):

	2016	2015	2014
Balance, beginning of year	$1,034	$1,196	$1,284
Additions based on tax positions related to the current year	52	17	5
Additions (reductions) related to prior year tax positions	19	(51)	(4)
Reductions due to statute expiration	—	—	—
Other	(3)	(128)	(89)

Balance, end of year	$1,102	$1,034	$1,196

HURCO COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

The entire balance of the unrecognized tax benefits and related interest at October 31, 2016, if recognized, would favorably affect the effective tax rate in future periods.

We recognize accrued interest and penalties related to unrecognized tax benefits as components of our income tax provision.  As of October 31, 2016, the gross amount of interest accrued, reported in other liabilities, was approximately $53,000, which did not include the federal tax benefit of interest deductions. The statute of limitations with respect to unrecognized tax benefits will expire between July 2017 and July 2019.

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

A summary of open tax years by major jurisdiction is presented below:

United States federal	Fiscal 2013 through the current period
Germany¹	Fiscal 2013 through the current period
Taiwan	Fiscal 2013 through the current period

¹ Includes federal as well as state, provincial or similar local jurisdictions, as applicable.

8.	EMPLOYEE BENEFITS

We have defined contribution plans that include a majority of our employees, under which our matching contributions are primarily discretionary. The purpose of these plans is generally to provide additional financial security during retirement by providing employees with an incentive to save throughout their employment. Our contributions and related expense totaled $1.1 million, $933,000, and $884,000, for the fiscal years ended October 31, 2016, 2015 and 2014, respectively.

9.	STOCK-BASED COMPENSATION

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

HURCO COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

During fiscal 2016, we recorded approximately $1.6 million of stock-based compensation expense related to grants under the 2008 Plan and the 2016 Equity Plan. We recorded approximately $1.2 million and $921,000 of stock-based compensation expense related to grants under the 2008 Plan for fiscal 2015 and 2014, respectively. As of October 31, 2016, there was an estimated $2.0 million of total unrecognized stock-based compensation cost that we expect to recognize by the end of the first quarter of fiscal 2019.

On March 10, 2016, the Compensation Committee granted a total of 9,170 shares of time-based restricted stock to our non-employee directors under the 2016 Equity Plan. The restricted shares vest in full one year from the date of grant provided the recipient remains on the board of directors through that date. The grant date fair value of the restricted shares was based on the closing sales price of our common stock on the grant date which was $30.52 per share.

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

On January 4, 2016, the Compensation Committee also granted a total target number of 24,023 performance shares to our executive officers designated as “Performance Shares – TSR”. The shares were weighted as 40% of the overall long-term incentive compensation arrangement and will vest and be paid based upon our total shareholder return of our common stock over a three-year period, relative to the total shareholder return of the companies in a specified peer group over that period. Participants will have the ability to earn between 50% of the target number of shares for achieving threshold performance and 200% of the target number of shares for achieving maximum performance. The fair value of the market-based performance shares was $30.67 per share and was calculated using the Monte Carlo approach.

On January 4, 2016, the Compensation Committee also granted a total target number of 24,759 performance shares to our executive officers designated as “Performance Shares – ROIC”. These shares were weighted as 35% of the overall long-term incentive compensation arrangement and will vest and be paid based upon the achievement of pre-established goals related to our average return on invested capital over the three-year period. Participants will have the ability to earn between 50% of the target number of shares for achieving threshold performance and 200% of the target number of shares for achieving maximum performance. The grant date fair value of the ROIC performance shares was based on the closing sales price of our common stock on the grant date which was $26.04 per share.

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

HURCO COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

On that date, the Compensation Committee granted a total of 11,174 shares of time-based restricted shares to our executive officers. The restricted shares vest in thirds over three years from the date of grant provided the recipient remains employed through that date. The grant date fair value of the restricted shares was based upon the closing sales price of our common stock on the date of grant which was $32.22.

On January 6, 2015, the Compensation Committee also granted a total target number of 16,740 performance shares to our executive officers designated as “Performance Shares – TSR”. The shares were weighted as 40% of the overall long-term incentive compensation arrangement and will vest and be paid based upon our total shareholder return of our common stock over a three-year period, relative to the total shareholder return of the companies in a specified peer group over that period. Participants will have the ability to earn between 50% of the target number of shares for achieving threshold performance and 200% of the target number of shares for achieving maximum performance. The fair value of the market-based performance shares was $34.41 per share and was calculated using the Monte Carlo approach.

On January 6, 2015, the Compensation Committee also granted a total target number of 15,643 performance shares to our executive officers designated as “Performance Shares – ROIC”. These shares were weighted as 35% of the overall long-term incentive compensation arrangement and will vest and be paid based upon the achievement of pre-established goals related to our average return on invested capital over the three-year period. Participants will have the ability to earn between 50% of the target number of shares for achieving threshold performance and 200% of the target number of shares for achieving maximum performance. The grant date fair value of the ROIC performance shares was based on the closing sales price of our common stock on the grant date which was $32.22 per share.

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

On that date, the Compensation Committee granted a total 12,182 shares of time-based restricted shares to our executive officers. The restricted shares vest in thirds over three years from the date of grant provided the recipient remains employed through that date. The grant date fair value of the restricted shares was based upon the closing sales price of our common stock on the date of grant which was $24.01 per share.

On January 10, 2014, the Compensation Committee also granted a total target number of 16,948 performance shares to our executive officers designated as “Performance Shares –TSR”. The shares were weighted as 40% of the overall long-term incentive compensation arrangement and will vest and be paid based upon the total shareholder return of our common stock over a three-year period, relative to the total shareholder return of the companies in a specified peer group over that period. Participants will have the ability to earn between 50% of the target number of shares for achieving threshold performance and 200% of the target number of shares for achieving maximum performance. The fair value of the market-based performance shares was $26.43 per share and was calculated using the Monte Carlo approach.

HURCO COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

On January 10, 2014, the Compensation Committee also granted a total target number of 17,056 performance shares to our executive officers designated as “Performance Shares –ROIC”. These shares were weighted as 35% of the overall long-term incentive compensation arrangement and will vest and be paid based upon the achievement of pre-established goals related to our average return on invested capital over the three-year period. Participants will have the ability to earn between 50% of the target number of shares for achieving threshold performance and 200% of the target number of shares for achieving maximum performance. The grant date fair value of the ROIC performance shares was based on the closing sales price of our common stock on the grant date which was $24.01 per share.

A reconciliation of the Company’s restricted stock activity and related information is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value

Unvested at October 31, 2015	98,799	$28.89
Shares granted	75,636	28.05
Shares vested	(21,385)	27.63
Shares withheld	(5,700)	25.29
Unvested at October 31, 2016	147,350	$28.79

A summary of the status of the options as of October 31, 2016, 2015 and 2014 and the related activity for the year is as follows:

	Shares Under Option	Weighted Average Exercise Price Per Share
Balance October 31, 2013	168,712	$20.73
Granted	—	—
Cancelled	(20,217)	25.59
Expired	—	—
Exercised	(20,306)	17.67
Balance October 31, 2014	128,189	$20.45
Granted	—	—
Cancelled	(5,000)	35.83
Expired	—	—
Exercised	(15,300)	16.81
Balance October 31, 2015	107,889	$20.25
Granted	—	—
Cancelled	—	—
Expired	—	—
Exercised	—	—
Balance October 31, 2016	107,889	$20.25

The total intrinsic value of stock options exercised during the twelve months ended October 31, 2016, 2015 and 2014 was approximately $0, $154,000 and $424,000, respectively.

HURCO COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

As of October 31, 2016, the total intrinsic value of outstanding stock options already vested and expected to vest and the intrinsic value of options that are outstanding and exercisable was $690,000. Stock options outstanding and exercisable on October 31, 2016, are as follows:

Range of Exercise Prices Per Share	Shares Under Option	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life in Years
Outstanding
$14.82	24,000	$14.82	3.1
14.88	4,200	14.88	2.5
18.13	16,000	18.13	3.5
21.45	37,841	21.45	5.1
23.30	20,848	23.30	6.1
35.83	5,000	35.83	1.6
$14.82 – 35.83	107,889	$20.25	4.4
Exercisable
$14.82	24,000	$14.82	3.1
14.88	4,200	14.88	2.5
18.13	16,000	18.13	3.5
21.45	37,841	21.45	5.1
23.30	20,848	23.30	6.1
35.83	5,000	35.83	1.6
$14.82 – 35.83	107,889	$20.25	4.4

10.	RELATED PARTY TRANSACTIONS

As of October 31, 2016, we owned approximately 35% of the outstanding shares of a Taiwanese-based contract manufacturer, Hurco Automation, Ltd. (“HAL”). HAL’s scope of activities includes the design, manufacture, sales and distribution of industrial automation products, software systems and related components, including control systems and components produced under contract for sale exclusively to us. We are accounting for this investment using the equity method. The investment of $3.6 million and $3.0 million at October 31, 2016 and 2015, respectively, is included in Investments and other assets, net on the Consolidated Balance Sheets. Purchases of controls from HAL amounted to $9.9 million, $8.9 million and $9.3 million in fiscal 2016, 2015 and 2014, respectively. Sales of control component parts to HAL were $623,000, $723,000 and $1.4 million for the fiscal years ended October 31, 2016, 2015 and 2014, respectively. Trade payables to HAL were $2.0 million and $1.8 million at October 31, 2016 and 2015, respectively. Trade receivables from HAL were $94,000 and $55,000 at October 31, 2016 and 2015, respectively.

Summary unaudited financial information for HAL’s operations and financial condition is as follows (in thousands):

	2016	2015	2014

Net Sales	$13,948	$12,852	$12,063
Gross Profit	2,240	2,041	1,759
Operating Income	952	665	468
Net Income	1,323	1,546	1,264

Current Assets	$10,238	$10,262	$10,469
Non-current Assets	3,733	3,087	3,065
Current Liabilities	2,572	3,472	3,637

HURCO COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

11.	CONTINGENCIES AND LITIGATION

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

From time to time, our subsidiaries guarantee third party payment obligations in connection with the sale of machines to customers that use financing. We follow FASB guidance for accounting for guarantees (codified in ASC 460). As of October 31, 2016, we had 26 outstanding third party payment guarantees totaling approximately $1.2 million. The terms of these guarantees are consistent with the underlying customer financing terms. Upon shipment of a machine, the customer has the risk of ownership. The customer does not obtain title, however, until it has paid for the machine. A retention of title clause allows us to recover the machine if the customer defaults on the financing. We accrue liabilities under these guarantees at fair value, which amounts are insignificant.

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

	2016	2015	2014
Balance, beginning of year	$2,186	$2,048	$1,778
Provision for warranties during the year	2,715	3,736	3,846
Charges to the accrual	(3,349)	(3,495)	(3,529)
Impact of foreign currency translation	(29)	(103)	(47)
Balance, end of year	$1,523	$2,186	$2,048

The decrease in our warranty reserve in fiscal 2016 compared to 2015 was primarily due to a reduction in unit sales volume, as well as a reduction in average warranty cost per machine as our product mix of machines under warranty shifted from more complex, higher-performance machines. The fiscal 2016 reduction in warranty reserve was also attributable to reductions in warranty obligations assumed as part of the acquisition of Milltronics and Takumi, as actual claims were less than anticipated, resulting in adjustments to the provision for warranties during the year. The increase in warranty reserve from fiscal 2014 to 2015 included $241,000 of warranty obligations assumed as part of the acquisitions of Milltronics and Takumi.

HURCO COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

13.	OPERATING LEASES

We lease facilities, certain equipment and vehicles under operating leases that expire at various dates through 2024. Future payments required under operating leases as of October 31, 2016, are summarized as follows (in thousands):

2017	$2,929
2018	1,573
2019	911
2020	377
2021 and thereafter	556
Total	$6,346

Lease expense for the fiscal years ended October 31, 2016, 2015, and 2014 was $4.5 million, $3.8 million, and $4.0 million, respectively.

14.	QUARTERLY FINANCIAL INFORMATION (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2016 (In thousands, except per share data)
Sales and service fees	$56,503	$52,029	$52,403	$66,354
Gross profit	17,698	16,610	16,135	19,997
Gross profit margin	31%	32%	31%	30%
Selling, general and administrative expenses	11,961	11,943	12,042	14,878
Operating income	5,737	4,667	4,093	5,119
Provision for income taxes	1,709	1,225	1,120	1,539
Net income	3,895	3,674	2,720	3,003
Income per common share – basic	$0.59	$0.56	$0.41	$0.45
Income per common share – diluted	$0.58	$0.56	$0.40	$0.45

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2015 (In thousands, except per share data)
Sales and service fees	$50,972	$50,183	$52,535	$65,693
Gross profit	16,547	16,559	16,630	19,355
Gross profit margin	32%	33%	32%	29%
Selling, general and administrative expenses	10,454	10,850	11,351	12,632
Operating income	6,093	5,709	5,279	6,723
Provision for income taxes	2,037	1,878	1,573	1,851
Net income	3,766	3,961	3,683	4,804
Income per common share – basic	$0.57	$0.60	$0.56	$0.73
Income per common share – diluted	$0.57	$0.60	$0.55	$0.72

HURCO COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

15.	SEGMENT INFORMATION

We operate in a single segment: industrial automation equipment. We design, manufacture and sell computerized (i.e., Computer Numeric Control) machine tools, consisting primarily of vertical machining centers (mills) and turning centers (lathes), to companies in the metal cutting industry through a worldwide sales, service and distribution network.  Although the majority of our computer control systems and software products are proprietary, they predominantly use industry standard personal computer components.  Our computer control systems and software products are primarily sold as integral components of our computerized machine tool products.  We also provide machine tool components, software options, control upgrades, accessories and replacement parts for our products, as well as customer service and training support.

We sell our products through more than 195 independent agents and distributors throughout the Americas, Europe and Asia. Our line is the primary line for the majority of our distributors globally even though some may carry competitive products. We also have our own direct sales and service organizations in China, France, Germany, India, Italy, Poland, Singapore, South Africa, Taiwan, the United Kingdom, and certain areas of the United States, which are among the world's principal machine tool consuming countries. During fiscal 2016, no distributor accounted for more than 5% of our sales and service fees. In fiscal 2016, approximately 69% of our revenues were from customers located outside of the U.S. and no single end-user of our products accounted for more than 5% of our total sales and service fees.

The following table sets forth the contribution of each of our product groups to our total sales and service fees during each of the past three fiscal years (in thousands):

Net Sales and Service Fees by Product Category

	Year ended October 31,
	2016	2015	2014

Computerized Machine Tools *	$195,618	$189,712	$193,937
Computer Control Systems and Software †	2,078	3,085	3,407
Service Parts	21,908	19,375	17,391
Service Fees	7,685	7,211	7,568
Total	$227,289	$219,383	$222,303

* Amounts shown include sales of Milltronics and Takumi computerized machine tools to third parties since the respective dates of acquisitions.

† Amounts shown do not include computer control systems and software sold as an integrated component of computerized machine systems.

HURCO COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following table sets forth revenues by geographic area, based on customer location, for each of the past three fiscal years (in thousands):

Revenues by Geographic Area

	Year Ended October 31,
	2016	2015	2014

United States of America	$70,630	$66,781	$59,414
Canada	3,881	3,114	2,434
South America	1,950	1,930	450
Total Americas	76,461	71,825	62,298

Germany	44,411	43,727	51,581
United Kingdom	25,313	30,235	34,288
Italy	12,947	11,768	13,456
France	13,787	13,162	9,972
Other Europe	27,150	26,598	24,728
Total Europe	123,608	125,490	134,025

Asia Pacific	25,633	20,265	23,766
Other Foreign	1,587	1,803	2,214
Total Europe, Asia Pacific and Other Foreign	150,828	147,558	160,005
	$227,289	$219,383	$222,303

Long-lived tangible assets, net by geographic area, were (in thousands):

	As of October 31,
	2016	2015
United States of America	$7,846	$8,658
Foreign countries	5,911	5,893
	$13,757	$14,551

Net assets by geographic area were (in thousands):

	As of October 31,
	2016	2015
Americas	$84,040	$83,236
Europe	60,861	59,468
Asia Pacific	40,574	31,864
	$185,475	$174,568

16.	NEW ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Pronouncement:

In November 2015, the FASB issued Accounting Standards Update (“ASU”) No. 2015-17, Balance Sheet Classification of Deferred Taxes, which requires companies to present deferred income tax assets and deferred income tax liabilities as noncurrent in a classified balance sheet instead of the current requirement to separate deferred income tax liabilities and assets into current and noncurrent amounts. ASU 2015-17 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early application is permitted either prospectively or retrospectively. We adopted this accounting update in the first quarter of fiscal 2016 and applied it retrospectively to prior periods. The impact on our October 31, 2015 Consolidated Balance Sheet was a reduction in Total current assets of $2.0 million, an increase in Total non-current assets of $4.7 million, and an increase in Total non-current liabilities of $2.7 million.

HURCO COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

New Accounting Pronouncements:

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), establishing a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. This update provides a five-step analysis in determining when and how revenue is recognized. The new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services and will supersede most of the existing revenue recognition guidance, including industry-specific guidance. We have the option of using either a full retrospective or modified approach to adopt this guidance. Between August 2015 and May 2016, the FASB issued four additional updates to Topic 606: 1) ASU No. 2015-14, Deferral of the Effective Date, 2) ASU No. 2016-08, Principal versus Agent Considerations (Reporting Revenue Gross versus Net), 3) ASU No. 2016-10, Identifying Performance Obligations and Licensing, and 4) ASU No. 2016-12, Narrow-Scope Improvements and Practical Expedients to provide further guidance and clarification in accounting for revenue arising from contracts with customers. All these updates will be effective for our fiscal year 2019, including interim periods within the fiscal year. We are assessing the method of adoption and the impact this new accounting guidance will have on our consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which requires management to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and provide related footnote disclosures. ASU No. 2014-15 is effective for our fiscal year 2018, including interim periods within the fiscal year. Early adoption is permitted for financial statements that have not been previously issued. We do not expect that the adoption of this accounting standard update will have a material effect on our consolidated financial statements.

In January 2016, the FASB issued ASU No. 2016-01 Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which amends the guidance on the classification and measurement of financial instruments under the fair value option, as well as the presentation and disclosure requirements for financial instruments. Among other things, ASU No. 2016-01 requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. In addition, ASU No. 2016-01 requires public companies to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, to separate presentation of financial assets and financial liabilities by measurement category and form of financial asset, and to eliminate the requirement to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments measured at amortized cost. ASU No. 2016-01 is effective for our fiscal year 2019, including interim periods within the fiscal year. We are assessing the impact this new accounting guidance will have on our consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which establishes a comprehensive new lease accounting model. ASU 2016-02 clarifies the definition of a lease, requires a dual approach to lease classification similar to current lease classifications, and requires lessees to recognize leases on the balance sheet as a lease liability with a corresponding right-of-use asset for leases with a lease-term of more than twelve months. ASU 2016-02 is effective for our fiscal year 2020, including interim periods within the fiscal year, and requires modified retrospective application. Early adoption is permitted. We are assessing the impact this new accounting guidance will have on our consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which simplifies several areas of accounting for share-based compensation arrangements, including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for our fiscal year 2018, including interim periods within the fiscal year. Early adoption is permitted. We are assessing the impact this new accounting guidance will have on our consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230) - a Consensus of the FASB’s Emerging Issues Task Force, which provides guidance intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. ASU 2016-15 is effective for our fiscal year 2018. We do not expect that the adoption of this accounting standard update will have a material effect on our consolidated financial statements.

HURCO COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

In October 2016, the FASB issued ASU No. 2016-16, Accounting for Income Taxes: Intra-Entity Asset Transfers of Assets Other than Inventory, which removes the prohibition in ASC 740 (Income Taxes) against the immediate recognition of the current and deferred income tax effects of intra-entity transfers of assets other than inventory. ASU 2016-16 is effective for our fiscal year 2019, including interim periods within those fiscal years. Early adoption is permitted however the guidance can only be adopted in the first interim period of a fiscal year. We are assessing the impact this new accounting guidance will have on our consolidated financial statements.

There have been no other significant changes in the Company’s critical accounting policies and estimates during the fiscal year ended October 31, 2016.

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	CONTROLS AND PROCEDURES

Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2016, pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of the evaluation date.

There have been no changes in our internal control over financial reporting that occurred during the fourth quarter of the fiscal year ended October 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The attestation report of our independent registered public accounting firm on our internal control over financial reporting is included in this report under Item 8. Financial Statements and Supplementary Data. Our management’s annual report on internal control over financial reporting is included in this report immediately preceding Item 8.

Item 9B.	OTHER INFORMATION

During the fourth quarter of fiscal 2016, the Audit Committee of the Board of Directors did not engage our independent registered public accounting firm to perform any new non-audit services. This disclosure is made pursuant to Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002.

The graph below compares the 5-Year cumulative total return on our common stock relative to that of the Russell 2000 Index and two customized peer groups of twenty companies and nineteen companies respectively, whose individual companies are listed below. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock, in each Index and in each of the peer groups on 10/31/2011 and its relative performance is tracked through 10/31/2016.

	10/11	10/12	10/13	10/14	10/15	10/16
Hurco Companies, Inc.	100.00	87.98	94.11	149.40	105.20	103.84
Russell 2000	100.00	112.08	152.75	165.07	165.62	172.43
2015 Peer Group	100.00	96.96	151.68	145.28	121.96	132.35
2016 Peer Group	100.00	97.07	150.82	141.32	120.93	129.77

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

2015 Peer Group: The twenty companies included in the company's 2015 peer group are: Ampco-Pittsburgh Corporation, Douglas Dynamics, Inc., Dynamic Materials Corporation, The Eastern Company, Electro Scientific Industries, Inc., FARO Technologies Inc., Graham Corporation, Hardinge Inc., Kadant Inc., Key Technology, Inc., Key Tronic Corporation, The L.S. Starrett Company, Nanometrics Incorporated, NN Inc., Novanta Inc. (formerly GSI Group, Inc.), PDF Solutions, Inc., Proto Labs, Inc., QAD Inc., Sun Hydraulics Corp. and Transcat Inc.

2016 Peer Group: The nineteen companies included in the company's 2016 peer group are: Ampco-Pittsburgh Corporation, Douglas Dynamics, Inc., Dynamic Materials Corporation, The Eastern Company, Electro Scientific Industries, Inc., FARO Technologies Inc., Graham Corporation, Hardinge Inc., Kadant Inc., Key Technology, Inc., Key Tronic Corporation, The L.S. Starrett Company, Nanometrics Incorporated, Novanta Inc., PDF Solutions, Inc., Proto Labs, Inc., QAD Inc., Sun Hydraulics Corp. and Transcat Inc.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated herein by reference to the definitive proxy statement for our 2017 annual meeting of shareholders except that the information required by Item 10 regarding our executive officers is included herein under a separate caption at the end of Part I.

Item 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the definitive proxy statement for our 2017 annual meeting of shareholders.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated herein by reference to the definitive proxy statement for our 2017 annual meeting of shareholders.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to the definitive proxy statement for our 2017 annual meeting of shareholders.

Item 14.	PRINCIPal ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated herein by reference to the definitive proxy statement for our 2017 annual meeting of shareholders.

PART IV

Item 15.	Exhibits AND Financial Statement Schedules

(a)	1.	Financial Statements. The following consolidated financial statements of the Company are included herein under Item 8 of Part II:
			Page
		Reports of Independent Registered Public Accounting Firm	35
		Consolidated Statements of Income – years ended October 31, 2016, 2015 and 2014	37
		Consolidated Statements of Comprehensive Income – years ended October 31, 2016, 2015 and 2014	38
		Consolidated Balance Sheets – as of October 31, 2016 and 2015	39
		Consolidated Statements of Cash Flows – years ended October 31, 2016, 2015 and 2014	40
		Consolidated Statements of Changes in Shareholders’ Equity – years ended October 31, 2016, 2015 and 2014	41
		Notes to Consolidated Financial Statements	42

	2.	Financial Statement Schedule. The following financial statement schedule is included in this Item.
			Page
		Schedule II - Valuation and Qualifying Accounts and Reserves	70

All other financial statement schedules are omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

(b)	Exhibits

Exhibits being filed with this Form 10-K or incorporated herein by reference are listed on page 71.

Schedule II - Valuation and Qualifying Accounts and Reserves

for the Years Ended October 31, 2016, 2015, and 2014

(Dollars in thousands)

Description	Balance at Beginning of Period	Charged to/ (Recovered from) Costs and Expenses	Charged to Other Accounts	Deductions		Balance at End of Period

Allowance for doubtful accounts for the year ended:

October 31, 2016	$739	$(15)	$—	$60	(1)	$664

October 31, 2015	$878	$(13)	$—	$126	(1)	$739

October 31, 2014	$540	$446	$—	$108	(1)	$878

Income tax valuation allowance for the year ended:

October 31, 2016	$1,485	$587	$—	$5		$2,067

October 31, 2015	$1,225	$402	$—	$142		$1,485

October 31, 2014	$1,199	$81	$—	$55		$1,225

(1) Receivable write-offs.

EXHIBITS INDEX

Exhibits Filed. The following exhibits are filed with this report:

21	Subsidiaries of the Registrant.
23	Consent of Independent Registered Public Accounting Firm, Ernst & Young LLP
31.1	Certification by the Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as amended.
31.2	Certification by the Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as amended.
32.1	Certification by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
101.LAB	XBRL Taxonomy Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
*	Pursuant to Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

Exhibits Incorporated by Reference. The following exhibits are incorporated into this report:

2.1	Asset Purchase Agreement, dated as of July 14, 2015, by and among Milltronics Manufacturing Company, Inc. d/b/a Milltronics CNC Machines, Liberty Diversified International, Inc. and Hurco USA, Inc., incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on July 15, 2015.+
2.2	Asset Purchase Agreement, dated as of July 14, 2015, by and among Takumi Machinery Co., Ltd., Liberty Diversified International, Inc. and Hurco Manufacturing Limited, incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed on July 15, 2015.+
2.3	Amendment No. 1 to Asset Purchase Agreement, dated as of July 27, 2015, by and among Takumi Machinery Co., Ltd., Liberty Diversified International, Inc. and Hurco Manufacturing Limited, incorporated by reference to Exhibit 2.3 to the Company’s Current Report on Form 8-K filed on July 28, 2015.
3.1	Amended and Restated Articles of Incorporation of the Registrant, incorporated by reference to Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended July 31, 1997.
3.2	Amended and Restated By-Laws of the Registrant as amended through July 8, 2009, incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2009.
10.1	Fourth Amendment to Credit Agreement, dated as of December 6, 2016, between Hurco Companies, Inc. and JPMorgan Chase Bank, N.A., incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 8, 2016.
10.2	Replacement Revolving Note, dated as of December 6, 2016, by Hurco Companies, Inc. for the benefit of JPMorgan Chase Bank, N.A., incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on December 8, 2016.
10.3*	Hurco Companies, Inc. 2016 Equity Incentive Plan, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 10, 2016.
10.4*	Form of Restricted Stock Agreement (Director) under the 2016 Equity Incentive Plan, incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 10, 2016.
10.5*	Hurco Companies, Inc. Cash Incentive Plan, incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on March 10, 2016.
10.6	Takumi Sale Agreement, dated as of July 14, 2015, by and between Hurco Companies, Inc., Hurco Manufacturing Limited and Liberty Diversified International, Inc., incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 15, 2015.

10.7	Credit Agreement dated as of December 7, 2012 among Hurco Companies, Inc., the lenders party thereto and JP Morgan Chase Bank, N.A., incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed December 10, 2012.
10.8	First Amendment to Credit Agreement dated as of May 9, 2014 between Hurco Companies, Inc., JPMorgan Chase Bank, N.A. and the lenders signatory thereto, incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2014.
10.9	Second Amendment to Credit Agreement dated as of May 9, 2014 between Hurco Companies, Inc., JPMorgan Chase Bank, N.A. and the lenders signatory thereto, incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2014.
10.10	Third Amendment to Credit Agreement and Amendment to Subsidiary Guaranty dated as of December 5, 2014, between Hurco Companies, Inc. and JPMorgan Chase Bank, N.A., incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed December 8, 2014.
10.11*	Employment Agreement dated March 15, 2012, between Hurco Companies, Inc. and Michael Doar, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed March 16, 2012.
10.12*	Employment Agreement dated March 15, 2012, between Hurco Companies, Inc. and John P. Donlon, incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed March 16, 2012.
10.13*	Employment Agreement dated March 15, 2012, between Hurco Companies, Inc. and Gregory S. Volovic, incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed March 16, 2012.
10.14*	Employment Agreement dated March 15, 2012, between Hurco Companies, Inc. and Sonja K. McClelland, incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed March 16, 2012.
10.15*	Hurco Companies, Inc. 2008 Equity Incentive Plan, incorporated by reference to Appendix A of the Registrant’s definitive Proxy Statement on Schedule 14A filed January 28, 2008.
10.16*	Form of restated split-dollar insurance agreement, incorporated by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K for the year ended October 31, 2008.
10.17*	Form of Restricted Stock Award Agreement – Employee, incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended January 31, 2011.
10.18*	Form of Restricted Stock Award Agreement – Director, incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended January 31, 2011.
10.19*	Form of Restricted Share Award Agreement (Employee), incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on January 14, 2014.
10.20*	Form of Performance Share Award Agreement (Employee), incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on January 14, 2014.
10.21*	Fiscal 2015 Short-Term Incentive Compensation Plan, incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2015.
10.22*	Fiscal 2016 Short-Term Incentive Compensation Plan, incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2016.

+	Schedules to the indicated exhibit have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule will be furnished supplementally to the Securities and Exchange Commission upon request.

*	The indicated exhibit is a management contract, compensatory plan or arrangement required to be listed by Item 601 of Regulation S-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, this 6th day of January, 2017.

HURCO COMPANIES, INC.

By:	/s/ Sonja K. McClelland
Sonja K. McClelland
Vice President, Secretary, Treasurer and
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature and Title(s)	Date

/s/ Michael Doar	January 6, 2017
Michael Doar, Chairman of the Board,
Chief Executive Officer
of Hurco Companies, Inc.
(Principal Executive Officer)

/s/ Sonja K. McClelland	January 6, 2017
Sonja K. McClelland
Vice President,
Secretary, Treasurer and
Chief Financial Officer
of Hurco Companies, Inc.
(Principal Financial Officer and Principal Accounting Officer)

/s/ Thomas A. Aaro	January 6, 2017
Thomas A. Aaro, Director

/s/ Robert W. Cruickshank	January 6, 2017
Robert W. Cruickshank, Director

/s/ Jay C. Longbottom	January 6, 2017
Jay C. Longbottom, Director

/s/ Andrew Niner	January 6, 2017
Andrew Niner, Director

/s/ Richard Porter	January 6, 2017
Richard Porter, Director

/s/ Janaki Sivanesan	January 6, 2017
Janaki Sivanesan, Director

/s/ Ronald Strackbein	January 6, 2017
Ronald Strackbein, Director

