Form 10-Q
period 2017-01-31
HURCO COMPANIES INC
filed 2017-03-10
CIK 315374

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended January 31, 2017 or

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to _________.

Commission File No. 0-9143

HURCO COMPANIES, INC.

(Exact name of registrant as specified in its charter)

Indiana	35-1150732
(State or other jurisdiction of	(I.R.S. Employer Identification Number)
incorporation or organization)

One Technology Way
Indianapolis, Indiana	46268
(Address of principal executive offices)	(Zip code)

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

Yes ☐ No ☒

The number of shares of the Registrant's common stock outstanding as of February 24, 2017 was 6,602,863.

HURCO COMPANIES, INC.

January 2017 Form 10-Q Quarterly Report

PART I - FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

HURCO COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Three Months Ended
	January 31,
	2017	2016
	(Unaudited)

Sales and service fees	$48,744	$56,503

Cost of sales and service	36,158	38,805

Gross profit	12,586	17,698

Selling, general and administrative expenses	11,167	11,961

Operating income	1,419	5,737

Interest expense	21	24

Interest income	11	15

Investment income (expense)	64	102

Other (income) expense, net	51	226

Income (loss) before taxes	1,422	5,604

Provision for income taxes	543	1,709

Net income (loss)	$879	$3,895

Income per common share

Basic	$0.13	$0.59
Diluted	$0.13	$0.58

Weighted average common shares outstanding

Basic	6,583	6,558
Diluted	6,668	6,623

Dividends paid per share	$0.09	$0.08

The accompanying notes are an integral part of the condensed consolidated financial statements.

HURCO COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Three Months Ended
	January 31,
	2017	2016
	(Unaudited)

Net income (loss)	$879	$3,895

Other comprehensive income (loss):

Translation of foreign currency financial statements	(103)	(2,411)

(Gain) / loss on derivative instruments reclassified into operations, net of tax of $115 and $(510), respectively	209	(928)

Gain / (loss) on derivative instruments, net of tax of $181 and $93, respectively	329	169

Total other comprehensive income (loss)	435	(3,170)

Comprehensive income	$1,314	$725

The accompanying notes are an integral part of the condensed consolidated financial statements.

HURCO COMPANIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	January 31,	October 31,
	2017	2016
	(Unaudited)	(Audited)
ASSETS

Current assets:
Cash and cash equivalents	$55,140	$41,217
Accounts receivable, net	31,848	48,631
Inventories, net	117,762	117,025
Derivative assets	2,021	1,725
Prepaid assets	9,260	8,207
Other	1,957	1,576
Total current assets	217,988	218,381
Property and equipment:
Land	841	841
Building	7,352	7,352
Machinery and equipment	24,215	23,515
Leasehold improvements	3,510	3,487
	35,918	35,195
Less accumulated depreciation and amortization	(23,495)	(22,898)
Total property and equipment	12,423	12,297
Non-current assets:
Software development costs, less accumulated amortization	5,119	4,926
Goodwill	2,279	2,314
Intangible assets, net	1,109	1,150
Deferred income taxes	6,128	6,138
Investments and other assets, net	6,781	6,743
Total non-current assets	21,416	21,271
Total assets	$251,827	$251,949

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$40,266	$37,200
Accrued expenses and other	12,476	17,231
Accrued warranty expenses	1,533	1,523
Derivative liabilities	489	538
Short-term debt	1,453	1,476
Total current liabilities	56,217	57,968
Non-current liabilities:
Deferred income taxes	4,618	4,294
Accrued tax liability	1,153	963
Deferred credits and other	3,291	3,249
Total non-current liabilities	9,062	8,506

Shareholders’ equity:
Preferred stock: no par value per share, 1,000,000 shares authorized; no shares issued	—	—
Common stock: no par value, $.10 stated value per share, 12,500,000 shares authorized, 6,754,922 and 6,720,453 shares issued; and 6,602,863 and 6,573,103 shares outstanding, as of January 31, 2017 and October 31, 2016, respectively	660	657
Additional paid-in capital	59,467	59,119
Retained earnings	137,029	136,742
Accumulated other comprehensive loss	(10,608)	(11,043)
Total shareholders’ equity	186,548	185,475
Total liabilities and shareholders’ equity	$251,827	$251,949

The accompanying notes are an integral part of the condensed consolidated financial statements.

HURCO COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended January 31,
	2017	2016
	(Unaudited)
Cash flows from operating activities:
Net income	$879	$3,895
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Provision for doubtful accounts	19	(52)
Deferred income taxes	(377)	469
Equity in income of affiliates	(223)	(150)
Depreciation and amortization	959	962
Foreign currency (gain) loss	927	436
Unrealized (gain) loss on derivatives	(683)	(60)
Stock-based compensation	348	334
Change in assets and liabilities:
(Increase) decrease in accounts receivable	16,493	2,483
(Increase) decrease in inventories	(474)	(6,256)
(Increase) decrease in prepaid expenses	(659)	(1,017)
Increase (decrease) in accounts payable	2,785	1,457
Increase (decrease) in accrued expenses	(4,694)	(2,887)
Net change in derivative assets and liabilities	194	333
Other	26	(681)
Net cash provided by (used for) operating activities	15,520	(734)

Cash flows from investing activities:
Purchase of property and equipment	(798)	(635)
Proceeds from sale of equipment	—	4
Software development costs	(482)	(477)
Net cash provided by (used for) investing activities	(1,280)	(1,108)

Cash flows from financing activities:
Dividends paid	(592)	(525)
Restricted shares vested	3	1
Net cash provided by (used for) financing activities	(589)	(524)

Effect of exchange rate changes on cash	272	(1,085)

Net increase (decrease) in cash and cash equivalents	13,923	(3,451)

Cash and cash equivalents at beginning of period	41,217	55,237

Cash and cash equivalents at end of period	$55,140	$51,786

The accompanying notes are an integral part of the condensed consolidated financial statements.

HURCO COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

For the Three Months Ended January 31, 2017 and 2016

(In thousands, except shares outstanding)	Common Stock		Additional		Accumulated Other
	Shares Outstanding	Amount	Paid-in Capital	Retained Earnings	Comprehensive Income (Loss)	Total

Balances, October 31, 2015	6,551,718	$655	$57,539	$125,760	$(9,386)	$174,568

Net income	—	—	—	3,895	—	3,895

Other comprehensive loss	—	—	—	—	(3,170)	(3,170)

Stock-based compensation	12,299	1	334	—	—	335

Dividends paid	—	—	—	(525)	—	(525)

Balances, January 31, 2016 (Unaudited)	6,564,017	$656	$57,873	$129,130	$(12,556)	$175,103

Balances, October 31, 2016	6,573,103	$657	$59,119	$136,742	$(11,043)	$185,475

Net income	—	—	—	879	—	879

Other comprehensive loss	—	—	—	—	435	435

Stock-based compensation	29,760	3	348	—	—	351

Dividends paid	—	—	—	(592)	—	(592)

Balances, January 31, 2017 (Unaudited)	6,602,863	$660	$59,467	$137,029	$(10,608)	$186,548

The accompanying notes are an integral part of the condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	GENERAL

The unaudited Condensed Consolidated Financial Statements include the accounts of Hurco Companies, Inc. and its consolidated subsidiaries. As used in this report, unless the context indicates otherwise, the terms “we”, “us”, “our” and similar language refer to Hurco Companies, Inc. and its consolidated subsidiaries as a whole.

We design, manufacture and sell computerized (i.e., Computer Numeric Control or CNC) machine tools, consisting primarily of vertical machining centers (mills) and turning centers (lathes), to companies in the metal cutting industry through a worldwide sales, service and distribution network.  Although the majority of our computer control systems and software products are proprietary, they predominantly use industry standard personal computer components.  Our computer control systems and software products are primarily sold as integral components of our computerized machine tool products.  We also provide machine tool components, software options, control upgrades, accessories and replacement parts for our products, as well as customer service and training support.

The condensed financial information as of January 31, 2017 and for the three months ended January 31, 2017 and January 31, 2016 is unaudited. However, in our opinion, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary to present fairly our consolidated financial position, results of operations, changes in shareholders’ equity and cash flows for and at the end of the interim periods. We suggest that you read these condensed consolidated financial statements in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended October 31, 2016.

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

We enter into these forward exchange contracts to reduce the potential effects of foreign exchange rate movements on our net equity investment in one of our foreign subsidiaries, to reduce the impact on gross profit and net earnings from sales and purchases denominated in foreign currencies, and to reduce the impact on our net earnings of foreign currency fluctuations on receivables and payables denominated in foreign currencies that are different than the subsidiaries’ functional currency. We are primarily exposed to foreign currency exchange rate risk with respect to transactions and net assets denominated in Euros, Pounds Sterling, Indian Rupee, South African Rand, Singapore Dollars, Chinese Yuan, Polish Zloty, and New Taiwan Dollars. We record all derivative instruments as assets or liabilities at fair value.

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

We had forward contracts outstanding as of January 31, 2017, denominated in Euros, Pounds Sterling and New Taiwan Dollars with set maturity dates ranging from February 2017 through January 2018. The contract amounts, expressed at forward rates in U.S. Dollars at January 31, 2017, were $21.6 million for Euros, $5.7 million for Pounds Sterling and $21.1 million for New Taiwan Dollars. At January 31, 2017, we had approximately $1.8 million of gains, net of tax, related to cash flow hedges deferred in Accumulated other comprehensive loss. Included in this amount were $857,000 of unrealized gains, net of tax, related to cash flow hedge instruments that remain subject to currency fluctuation risk. The majority of these deferred gains will be recorded as an adjustment to Cost of sales and service in periods through January 2018, when the corresponding inventory that is the subject of the related hedge contracts is sold, as described above.

We are exposed to foreign currency exchange risk related to our investment in net assets in foreign countries. To manage this risk, we entered into a forward contract with a notional amount of €3.0 million in November 2016. We designated this forward contract as a hedge of our net investment in Euro denominated assets. We selected the forward method under Financial Accounting Standards Board, or FASB, guidance related to the accounting for derivatives instruments and hedging activities. The forward method requires all changes in the fair value of the contract to be reported as a cumulative translation adjustment in Accumulated other comprehensive loss, net of tax, in the same manner as the underlying hedged net assets. This forward contract matures in November 2017. As of January 31, 2017, we had $809,000 of realized gains and $6,000 of unrealized losses, net of tax, recorded as cumulative translation adjustments in Accumulated other comprehensive loss related to these forward contracts.

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

We had forward contracts outstanding as of January 31, 2017, in Euros, Pounds Sterling, South African Rand, and New Taiwan Dollars with set maturity dates ranging from February 2017 through May 2017. The contract amounts at forward rates in U.S. Dollars at January 31, 2017 totaled $57.2 million.

Fair Value of Derivative Instruments

We recognize the fair value of derivative instruments as assets and liabilities on a gross basis on our Condensed Consolidated Balance Sheets. As of January 31, 2017 and October 31, 2016, all derivative instruments were recorded at fair value on the balance sheets as follows (in thousands):

	January 31, 2017		October 31, 2016
	Balance Sheet	Fair	Balance Sheet	Fair
Derivatives	Location	Value	Location	Value
Designated as Hedging Instruments:
Foreign exchange forward contracts	Derivative assets	$1,447	Derivative assets	$1,721
Foreign exchange forward contracts	Derivative liabilities	$128	Derivative liabilities	$173

Not Designated as Hedging Instruments:
Foreign exchange forward contracts	Derivative assets	$574	Derivative assets	$4
Foreign exchange forward contracts	Derivative liabilities	$361	Derivative liabilities	$365

Effect of Derivative Instruments on the Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Changes in Shareholders’ Equity and Condensed Consolidated Statements of Income

Derivative instruments had the following effects on our Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Changes in Shareholders’ Equity and Condensed Consolidated Statements of Income, net of tax, during the three months ended January 31, 2017 and 2016 (in thousands):

Derivatives	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Loss)		Location of Gain (Loss) Reclassified from Other Comprehensive Income (Loss)	Amount of Gain (Loss) Reclassified from Other Comprehensive Income (Loss)
	Three Months Ended January 31,			Three Months Ended January 31,
	2017	2016		2017	2016
Designated as Hedging Instruments:
(Effective portion)

Foreign exchange forward contracts – Intercompany sales/purchases	$329	$169	Cost of sales and service	$(209)	$928

Foreign exchange forward contract – Net investment	$39	$36

We recognized a loss of $136,000 as a result of hedges deemed ineffective for the three months ended January 31, 2017. We did not recognize any gains or losses as a result of hedges deemed ineffective for the three months ended January 31, 2016. We recognized the following losses and gains in our Condensed Consolidated Statements of Income during the three months ended January 31, 2017 and 2016 on derivative instruments not designated as hedging instruments (in thousands):

Derivatives	Location of Gain (Loss) Recognized in Operations	Amount of Gain (Loss) Recognized in Operations
		Three Months Ended January 31,
		2017	2016
Not Designated as Hedging Instruments:
Foreign exchange forward contracts	Other (income) expense, net	$(790)	$139

The following table presents the changes in the components of Accumulated other comprehensive loss, net of tax, for the three months ended January 31, 2017 (in thousands):

	Foreign Currency Translation	Cash Flow Hedges	Total

Balance, October 31, 2016	$(12,325)	$1,282	$(11,043)
Other comprehensive income (loss) before reclassifications	(103)	329	226
Reclassifications	—	209	209
Balance, January 31, 2017	$(12,428)	$1,820	$(10,608)

3.	EQUITY INCENTIVE PLAN

In March 2016, we adopted the Hurco Companies, Inc. 2016 Equity Incentive Plan (the “2016 Equity Plan”), which allows us to grant awards of stock options, stock appreciation rights (“SARs”), restricted stock, stock units and other stock-based awards. The 2016 Equity Plan replaced the 2008 Equity Incentive Plan (the “2008 Plan”) and is the only active plan under which equity awards may be made by us to our employees and non-employee directors. No further awards will be made under our 2008 Plan. The total number of shares of our common stock that may be issued pursuant to awards under the 2016 Equity Plan is 856,048, which includes 386,048 shares remaining available for future grants under the 2008 Plan as of March 10, 2016, the date our shareholders approved the 2016 Equity Plan.

The Compensation Committee of the Board of Directors has the authority to determine the officers, directors and key employees who will be granted awards under the 2016 Equity Plan; designate the number of shares subject to each award; determine the terms and conditions upon which awards will be granted; and prescribe the form and terms of award agreements. We have granted restricted shares and performance units under the 2016 Equity Plan, which are currently outstanding, and we have granted stock options, restricted shares and performance shares under the 2008 Plan which are currently outstanding. No stock option may be exercised more than ten years after the date of grant or such shorter period as the Compensation Committee may determine at the date of grant. The market value of a share of our common stock, for purposes of the 2016 Equity Plan, is the closing sale price as reported by the Nasdaq Global Select Market on the date in question or, if not a trading day, on the last preceding trading date.

A summary of stock option activity for the three-month period ended January 31, 2017, is as follows:

	Stock Options	Weighted Average Exercise Price

Outstanding at October 31, 2016	107,889	$20.25

Options granted	—	—
Options exercised	—	—
Options cancelled	—	—

Outstanding at January 31, 2017	107,889	$20.25

Summarized information about outstanding stock options as of January 31, 2017, that have already vested and those that are expected to vest, as well as stock options that are currently exercisable, are as follows:

	Options Already Vested and Expected to Vest	Options Currently Exercisable

Number of outstanding options	107,889	107,889

Weighted average remaining contractual life (years)	4.12	4.12
Weighted average exercise price per share	$20.25	$20.25

Intrinsic value of outstanding options	$1,142,700	$1,142,700

The intrinsic value of an outstanding stock option is calculated as the difference between the stock price as of January 31, 2017 and the exercise price of the option.

On March 10, 2016, the Compensation Committee granted a total of 9,170 shares of time-based restricted stock to our non-employee directors. The restricted shares vest in full one year from the date of grant provided the recipient remains on the board of directors through that date. The grant date fair value of the restricted shares was based on the closing sales price of our common stock on the grant date, which was $30.52 per share.

On January 5, 2017, the Compensation Committee determined the degree to which the long-term incentive compensation arrangement approved for the fiscal 2014-2016 performance period was attained, and the resulting payout level relative to the target amount for each of the metrics that were established by the Committee in 2014. As a result, the Committee determined that a total of 30,683 performance shares were earned by our executive officers, which performance shares vested on January 5, 2017. The vesting date fair value of the performance shares was based on the closing sales price of our common stock on the vesting date, which was $33.90 per share.

On January 5, 2017, the Compensation Committee also approved a long-term incentive compensation arrangement for our executive officers in the form of restricted shares and performance stock units (“PSUs”) under the 2016 Equity Plan, which will be payable in shares of our common stock if earned and vested. The awards were 25% time-based vesting and 75% performance-based vesting. The three-year performance period for the PSUs is fiscal 2017 through fiscal 2019.

On that date, the Compensation Committee granted a total of 14,747 shares of time-based restricted shares to our executive officers. The restricted shares vest in thirds over three years from the date of grant provided the recipient remains employed through that date. The grant date fair value of the restricted shares was based upon the closing sales price of our common stock on the date of grant which was $33.90 per share.

On January 5, 2017, the Compensation Committee also granted a total target number of 18,496 PSUs to our executive officers designated as “PSU – TSR”. These PSUs were weighted as 40% of the overall 2017 executive long-term incentive compensation arrangement and will vest and be paid based upon our total shareholder return of our common stock over the three-year period of fiscal 2017-2019, relative to the total shareholder return of the companies in a specified peer group over that period. Participants will have the ability to earn between 50% of the target number of the PSUs – TSR for achieving threshold performance and 200% of the target number of the PSUs – TSR for achieving maximum performance. The fair value of the PSUs – TSR was $43.25 per PSU and was calculated using the Monte Carlo approach.

On January 5, 2017, the Compensation Committee also granted a total target number of 20,647 PSUs to our executive officers designated as “PSU – ROIC”. These PSUs were weighted as 35% of the overall 2017 executive long-term incentive compensation arrangement and will vest and be paid based upon the achievement of pre-established goals related to our average return on invested capital over the three-year period of fiscal 2017-2019. Participants will have the ability to earn between 50% of the target number of the PSUs - ROIC for achieving threshold performance and 200% of the target number of the PSUs - ROIC for achieving maximum performance. The grant date fair value of the PSUs – ROIC was based on the closing sales price of our common stock on the grant date, which was $33.90 per share.

A reconciliation of the Company’s restricted stock, performance share and PSU activity and related information for the three-month period ended January 31, 2017 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at October 31, 2016	147,350	$28.79
Shares granted	56,091	36.69
Shares vested	(29,760)	25.89
Shares cancelled	(7,678)	29.98
Shares withheld	(13,944)	25.89
Unvested at January 31, 2017	152,059	$32.47

During the first three months of fiscal 2017 and 2016, we recorded $351,000 and $335,000, respectively, as stock-based compensation expense related to grants under our equity plans. As of January 31, 2017, there was an estimated $3.5 million of total unrecognized stock-based compensation cost that we expect to recognize by the end of the first quarter of fiscal 2020.

4.	EARNINGS PER SHARE

Per share results have been computed based on the average number of common shares outstanding over the period in question. The computation of basic and diluted net income per share is determined using net income applicable to common shareholders as the numerator and the number of shares outstanding as the denominator as follows (in thousands, except per share amounts):

	Three Months Ended
	January 31,
	2017		2016
	Basic	Diluted	Basic	Diluted

Net income	$879	$879	$3,895	$3,895
Undistributed earnings allocated to participating shares	(5)	(5)	(22)	(22)
Net income applicable to common shareholders	$874	$874	$3,873	$3,873

Weighted average shares outstanding	6,583	6,583	6,558	6,558
Stock options and contingently issuable securities	—	85	—	65
	6,583	6,668	6,558	6,623

Income per share	$0.13	$0.13	$0.59	$0.58

5.	ACCOUNTS RECEIVABLE

Accounts receivable are net of allowances for doubtful accounts of $683,000 as of January 31, 2017 and $664,000 as of October 31, 2016.

6.	INVENTORIES

Inventories, priced at the lower of cost (first-in, first-out method) or market, are summarized below (in thousands):

	January 31, 2017	October 31, 2016
Purchased parts and sub-assemblies	$27,118	$25,661
Work-in-process	16,474	17,724
Finished goods	74,170	73,640
	$117,762	$117,025

7.	SEGMENT INFORMATION

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

From time to time, our subsidiaries guarantee third party payment obligations in connection with the sale of machines to customers that use financing. We follow FASB guidance for accounting for guarantees (codified in ASC 460). As of January 31, 2017, we had 23 outstanding third party payment guarantees totaling approximately $1.1 million. The terms of these guarantees are consistent with the underlying customer financing terms. Upon shipment of a machine, the customer has the risk of ownership. The customer does not obtain title, however, until it has paid for the machine. A retention of title clause allows us to recover the machine if the customer defaults on the financing. We accrue liabilities under these guarantees at fair value, which amounts are insignificant.

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

	Three Months Ended January 31,
	2017	2016
Balance, beginning of period	$1,523	$2,186
Provision for warranties during the period	806	688
Charges to the reserve	(790)	(771)
Impact of foreign currency translation	(6)	(47)
Balance, end of period	$1,533	$2,056

The year-over-year decrease in our warranty reserve was primarily due to a reduction in unit sales volume, as well as a reduction in average warranty cost per machine as our product mix of machines under warranty shifted from more complex, higher-performance machines.

9.	DEBT AGREEMENTS

On December 7, 2012, we entered into an agreement (the “U.S. credit agreement”) with a financial institution that provided us with an unsecured revolving credit and letter of credit facility. The U.S. credit agreement contains customary financial covenants, including covenants (1) restricting us from making certain investments, loans, advances and acquisitions (but permitting us to make investments in subsidiaries of up to $5.0 million), (2) requiring that we maintain a minimum working capital, and (3) requiring that we maintain a minimum tangible net worth. The U.S. credit agreement permits us to pay certain cash dividends, so long as we are not in default before and after giving effect to such dividends.

Borrowings under our U.S. credit agreement bear interest either at a LIBOR-based rate or a floating rate, in each case with an interest rate floor of 0.00%. The floating rate equals the greatest of (a) a one month LIBOR-based rate plus 1.00% per annum, (b) the federal funds effective rate plus 0.50% per annum, (c) the prevailing prime rate and (d) 0.00%. The rate we must pay for that portion of the U.S. credit agreement which is not utilized is 0.05% per annum.

On December 6, 2016, we entered into a fourth amendment to our U.S. credit agreement, among other things, to increase the unsecured revolving credit facility from $12.5 million to $15.0 million, to increase the cash dividend allowance from $4.0 million per calendar year to $5.0 million per calendar year, and to extend the scheduled maturity date to December 31, 2018. We also amended the U.S. credit agreement to increase the minimum working capital and minimum tangible net worth requirements from $90.0 million to $105.0 million and $120.0 million to $125.0 million, respectively.

On February 16, 2017, we amended our credit facility in China to decrease the credit facility from 40.0 million Chinese Yuan to 20.0 million Chinese Yuan (approximately $2.9 million) and renewed the facility with an expiration date of February 15, 2018. We had $1.5 million of borrowings under our China credit facility at each of January 31, 2017 and October 31, 2016, which bears interest at variable rates of 4.4% and 4.6% annually, respectively. We also have a £1.0 million revolving credit facility in the United Kingdom and a €1.5 million revolving credit facility in Germany. We had no other debt or borrowings under any of our other credit facilities at either of those dates.

All of our credit facilities are unsecured. At January 31, 2017, we were in compliance with all covenants contained in the related credit agreements and, as of that date, we had unutilized credit facilities of $22.2 million.

10.	INCOME TAXES

Our effective tax rate for the first three months of fiscal 2017 was 38% in comparison to 31% for the same period in fiscal 2016. The increase in the effective income tax rate was primarily due to a shift in taxable income and loss among the various geographic regions.  We recorded income tax expense during the first three months of fiscal 2017 of $543,000 compared to $1.7 million for the same period in fiscal 2016. This reduction was primarily a result of a decrease in income period-over-period.  We have not provided any U.S. income taxes on the undistributed earnings of our wholly-owned foreign subsidiaries based upon our determination that such earnings will be indefinitely reinvested.  In the event these earnings are later distributed to our U.S. operations, such distributions would likely result in additional U.S. tax that may be offset, at least in part, by associated foreign tax credits.

Our unrecognized tax benefits were $1.2 million as of January 31, 2017 and $1.1 million as of October 31, 2016, and in each case included accrued interest.

We recognize accrued interest and penalties related to unrecognized tax benefits as components of income tax expense.   As of January 31, 2017, the gross amount of interest accrued, reported in Accrued expenses and other, was approximately $57,000, which did not include the federal tax benefit of interest deductions.

We file U.S. federal and state income tax returns, as well as tax returns in several foreign jurisdictions.  The statutes of limitations with respect to unrecognized tax benefits will expire between July 2017 and July 2019.

11.	FINANCIAL INSTRUMENTS

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

In accordance with this guidance, the following table represents the fair value hierarchy for our financial assets and liabilities measured at fair value as of January 31, 2017 and October 31, 2016 (in thousands):

	Assets		Liabilities
	January 31, 2017	October 31, 2016	January 31, 2017	October 31, 2016

Level 1
Deferred Compensation	$1,434	$1,363	$-	$-

Level 2
Derivatives	$2,021	$1,725	$489	$538

Included in Level 1 assets are mutual fund investments under a nonqualified deferred compensation plan. We estimate the fair value of these investments on a recurring basis using market prices which are readily available.

Included in Level 2 fair value measurements are derivative assets and liabilities related to gains and losses on foreign currency forward exchange contracts entered into with a third party. We estimate the fair value of these derivatives on a recurring basis using foreign currency exchange rates obtained from active markets. Derivative instruments are reported in the accompanying consolidated financial statements at fair value. We have derivative financial instruments in the form of foreign currency forward exchange contracts as described in Note 2 of Notes to the Condensed Consolidated Financial Statements in which the U.S. Dollar equivalent notional amounts of these contracts was $109.0 million and $125.6 million at January 31, 2017 and October 31, 2016, respectively. The fair value of Derivative assets recorded on our Condensed Consolidated Balance Sheets was $2.0 million at January 31, 2017 and $1.7 million at October 31, 2016. The fair value of Derivative liabilities recorded on our Condensed Consolidated Balance Sheets was $0.5 million at each of January 31, 2017 and October 31, 2016.

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

13.	NEW ACCOUNTING PRONOUNCEMENTS

In December 2016, the FASB issued Accounting Standards Update, or ASU, No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, which affects narrow aspects of the guidance issued in ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2016-20 provides further guidance and clarification, among other things, on certain aspects of ASU 2014-09 such as disclosure of remaining performance obligations and disclosure of prior-period performance obligations. ASU 2016-20 has the same effective date as ASU 2014-09, which will be our fiscal year 2019, including interim periods within the fiscal year. We are assessing the method of adoption and the impact this new accounting guidance will have on our consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which provides guidance to assist companies in evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The amendment provides a more robust framework to use in determining when a set of transferred assets and activities (“set”) is a business. ASU 2017-01 is effective for our fiscal year 2019, including interim periods within the fiscal year. We do not expect that the adoption of this accounting standard update will have a material effect on our consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles–Goodwill and Other (Topic 350): Simplifying the Test of Goodwill Impairment, which eliminates Step 2 from the goodwill impairment test, which is the requirement for an entity to calculate the implied fair value of goodwill in measuring a goodwill impairment loss. ASU 2017-04 provides that a company should perform its goodwill impairment test by comparing the fair value of a reporting unit with its carrying value and should recognize an impairment charge if the carrying value exceeds the fair value of the reporting unit, but only to the extent of the goodwill amount allocated to that reporting unit. Companies will still have the option to perform a qualitative assessment to determine if the quantitative impairment test is necessary. ASU 2017-04 is effective for our fiscal year 2021, including interim periods within the fiscal year. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates on or after January 1, 2017. We are assessing the impact this new guidance will have on our consolidated financial statements.

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

The market for machine tools is international in scope. We have both significant foreign sales and significant foreign manufacturing operations. During the first three months of fiscal 2017, approximately 53% of our revenues were attributable to customers in Europe, where we typically sell more of our higher-performance, higher-priced VMX series machines. Additionally, approximately 13% of our revenues were attributable to customers in Asia, where we sell more of our entry-level, lower-priced machines, and where we also encounter greater price pressures.

We have three brands of CNC machine tools in our product portfolio: Hurco is the premium brand focused on sophisticated technology; Milltronics is the entry level brand with a simplified control and straightforward feature sets; and Takumi is an industry standard brand with machines that are equipped with industry standard controls instead of the proprietary controls found on Hurco and Milltronics machines. Typically, manufacturing facilities that use industry standard controls focus on medium to high production, wherein they run large batches of a few types of parts instead of small batches of many different types of parts. The Hurco, Milltronics and Takumi product lines represent a comprehensive product portfolio with more than 150 different models. In addition, through our wholly–owned subsidiary LCM Precision Technology S.r.l. (“LCM”), we produce machine tool components and accessories.

We sell our products through more than 195 independent agents and distributors throughout the Americas, Europe and Asia. Although some distributors carry competitive products, we are the primary line for the majority of our distributors globally. We also have our own direct sales and service organizations in China, France, Germany, India, Italy, Poland, Singapore, South Africa, Taiwan, the United Kingdom and certain parts of the United States, which are among the world’s principal machine tool consuming markets. The vast majority of our machine tools are manufactured to our specifications primarily by our wholly-owned subsidiary in Taiwan, Hurco Manufacturing Ltd. (“HML”). Machine castings and components to support HML’s production are manufactured at our facility in Ningbo, China. Components to support our SRT line of five-axis machining centers, such as the direct drive spindle, swivel head and rotary table, are manufactured by LCM.

Our sales to foreign customers are denominated, and payments by those customers are made, in the prevailing currencies-primarily the Euro, Pound Sterling and Chinese Yuan - in the countries in which those customers are located. Our product costs are incurred and paid primarily in the New Taiwan Dollar and the U.S. Dollar. Changes in currency exchange rates may have a material effect on our operating results and consolidated balance sheets as reported under U.S. Generally Accepted Accounting Principles. For example, when the U.S. Dollar weakens in value relative to a foreign currency, sales made, and expenses incurred, in that currency when translated to U.S. Dollars for reporting in our financial statements, are higher than would be the case when the U.S. Dollar is stronger. In the comparison of our period-to-period results, we discuss the effect of currency translation on those results, which reflect translation to U.S. Dollars at exchange rates prevailing during the period covered by those financial statements.

Our high levels of foreign manufacturing and sales also expose us to cash flow risks due to fluctuating currency exchange rates. We seek to mitigate those risks through the use of various derivative instruments – principally foreign currency forward exchange contracts.

RESULTS OF OPERATIONS

Three Months Ended January 31, 2017 Compared to Three Months Ended January 31, 2016

Sales and Service Fees. Sales and service fees for the first quarter of fiscal 2017 were $48.7 million, a decrease of $7.8 million, or 14%, compared to the corresponding prior year period and included a negative currency impact of $1.5 million, or 3%, when translating foreign sales to U.S. dollars for financial reporting purposes.

Sales and Service Fees by Geographic Region

The following table sets forth net sales and service fees by geographic region for the quarter ended January 31, 2017 and 2016 (in thousands):

	Three Months Ended
	January 31,
	2017		2016		$ Change	% Change
Americas	$16,709	34%	$18,941	34%	$(2,232)	-12%
Europe	25,572	53%	29,004	51%	(3,432)	-12%
Asia Pacific	6,463	13%	8,558	15%	(2,095)	-24%
Total	$48,744	100%	$56,503	100%	$(7,759)	-14%

The decrease in sales in all geographic regions during the first quarter of fiscal 2017 compared to the corresponding prior year period was impacted by the timing of customer-requested delivery dates and the availability of specific customer-requested inventory models.

Sales and Service Fees by Product Category

The following table sets forth net sales and service fees by product category for the quarter ended January 31, 2017 and 2016 (in thousands):

	Three Months Ended January 31,
	2017		2016		$ Change	% Change
Computerized Machine Tools	$40,700	83%	$48,698	86%	$(7,998)	-16%
Computer Control Systems and Software †	568	1%	621	1%	(53)	-9%
Service Parts	5,769	12%	5,197	9%	572	11%
Service Fees,	1,707	4%	1,987	4%	(280)	-14%
Total	$48,744	100%	$56,503	100%	$(7,759)	-14%

†	Amounts shown do not include computer control systems and software sold as an integrated component of computerized machine systems.

The decrease in sales of computerized machine tools and computer control systems and software during the first quarter of fiscal 2017 compared to the corresponding prior year period was impacted by the timing of customer-requested delivery dates and the availability of specific customer-requested inventory models. Sales of service parts increased in the first quarter of fiscal 2017 compared to the corresponding prior year period due primarily to an increase in aftermarket sales in the Americas and Europe. Service fees decreased in the first quarter of fiscal 2017 compared to the corresponding prior year period due primarily to decreased demand for aftermarket service in the Americas and Europe.

Orders. Orders for the first quarter of fiscal 2017 were $61.0 million, an increase of $9.7 million, or 19%, from the corresponding prior year period and included a negative currency impact of $2.2 million, or 4%, when translating foreign orders to U.S. dollars.

The following table sets forth new orders booked by geographic region for the first quarter of fiscal 2017 and 2016 (in thousands):

	Three Months Ended
	January 31,
	2017		2016		$ Change	% Change
Americas	$20,342	33%	$16,863	33%	$3,479	21%
Europe	32,349	53%	28,618	56%	3,731	13%
Asia Pacific	8,329	14%	5,809	11%	2,520	43%
Total	$61,020	100%	$51,290	100%	$9,730	19%

Orders in the Americas for the first quarter of fiscal 2017 increased by $3.5 million, or 21%, compared to the corresponding prior year period primarily due to overall increased customer demand for higher-performance Hurco machines and entry level Milltronics machines. European orders for the first quarter of fiscal 2017 increased by $3.7 million, or 13%, compared to the corresponding prior year period and included a negative currency impact of $2.1 million, or 7%, when translating foreign orders to U.S. dollars. The year-over-year growth in European orders for the first quarter of fiscal 2017, excluding the effect of the negative currency impact, was driven by increased orders in the United Kingdom and Germany, partially offset by decreased orders in France and Italy. The increase in the European orders included a multiple machine order from a customer in the United Kingdom totaling $2.8 million. Asian Pacific orders for the first quarter of fiscal 2017 increased by $2.5 million, or 43%, compared to the corresponding prior year period. The year-over-year growth resulted from increased customer demand for Hurco and Takumi machines, particularly in China.

Gross Profit. Gross profit for the first quarter of fiscal 2017 was $12.6 million, or 26% of sales, compared to $17.7 million, or 31% of sales, for the corresponding prior year period. The year-over-year reduction in gross profit was driven by the overall reduction in sales volume.

Operating Expenses. Selling, general and administrative expenses for the first quarter of fiscal 2017 were $11.2 million compared to $12.0 million for the corresponding prior year period. The year-over-year reduction in selling, general and administrative expenses included a favorable currency impact of $0.3 million, or 2%, when translating foreign expenses to U.S. dollars for financial reporting purposes.

Operating Income. Operating income for the first quarter of fiscal 2017 was $1.4 million compared to $5.7 million for the corresponding period in fiscal 2016. The decrease in operating income year-over-year was primarily driven by the overall reduction in sales volume.

Other (Income) Expense, Net. Other expense in the first quarter of fiscal 2017 decreased by $0.2 million from the corresponding period in fiscal 2016 due to lower foreign currency losses on transactions denominated in foreign currencies experienced in fiscal 2017.

Income Taxes. The effective tax rate for the first quarter of fiscal 2017 was 38% compared to 31% in the corresponding prior year period. The increase in the effective tax rate for the first quarter of fiscal 2017 compared to the corresponding prior year period was due primarily to a shift in taxable income and loss among the various geographic regions.

LIQUIDITY AND CAPITAL RESOURCES

At January 31, 2017, we had cash and cash equivalents of $55.1 million, compared to $41.2 million at October 31, 2016. Approximately 37% of the $55.1 million of cash and cash equivalents is denominated in U.S. Dollars. The balance is attributable to our foreign operations and is held in the local currencies of our various foreign entities, subject to fluctuations in currency exchange rates. We do not believe that the indefinite reinvestment of these funds offshore impairs our ability to meet our domestic working capital needs.

Working capital was $161.8 million at January 31, 2017 compared to $160.4 million at October 31, 2016. The increase in working capital was primarily due to a reduction of accrued expenses related to the timing of employee compensation payments during the first quarter of fiscal 2017.

Capital expenditures of $1.3 million during the first three months of fiscal 2017 were primarily for capital improvements in existing facilities and software development costs. We funded these expenditures with cash on hand.

At January 31, 2017, we had $1.5 million of borrowings outstanding under our China credit facility. We had no other debt or borrowings under any of our other credit facilities. At January 31, 2017, we had an aggregate of $22.2 million available for borrowing under our credit facilities and were in compliance with all covenants.

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

CRITICAL ACCOUNTING POLICIES

Our accounting policies, which are described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2016, require management to make significant estimates and assumptions using information available at the time the estimates are made. These estimates and assumptions significantly affect various reported amounts of assets, liabilities, revenues, and expenses. If our future experience differs materially from these estimates and assumptions, our results of operations and financial condition would be affected. There were no material changes to our critical accounting policies during the first three months of fiscal 2017.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

There have been no material changes related to our contractual obligations and commitments from the information provided in our Annual Report on Form 10-K for the fiscal year ended October 31, 2016.

OFF BALANCE SHEET ARRANGEMENTS

From time to time, our subsidiaries guarantee third party payment obligations in connection with the sale of machines to customers that use financing. We follow FASB guidance for accounting for guarantees (codified in ASC 460). As of January 31, 2017, we had 23 outstanding third party payment guarantees totaling approximately $1.1 million. The terms of these guarantees are consistent with the underlying customer financing terms. Upon shipment of a machine, the customer has the risk of ownership. The customer does not obtain title, however, until it has paid for the machine. A retention of title clause allows us to recover the machine if the customer defaults on the financing. We accrue liabilities under these guarantees at fair value, which amounts are insignificant.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

Certain statements made in this report constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from those expressed or implied by the statements. These risks, uncertainties and other factors include, but are not limited to:

•	The cyclical nature of the machine tool industry;
•	Uncertain economic conditions, which may adversely affect overall demand, in the Americas, Europe and Asia Pacific markets;
•	The risks of our international operations;
•	The limited number of our manufacturing sources;
•	The effects of changes in currency exchange rates;
•	Our dependence on new product development;
•	Possible obsolescence of our technology and the need to make technological advances;
•	Competition with larger companies that have greater financial resources;
•	Increases in the prices of raw materials, especially steel and iron products;
•	Acquisitions that could disrupt our operations and affect operating results;
•	Impairment of our assets;
•	Negative or unforeseen tax consequences;
•	The need to protect our intellectual property assets;
•	Our ability to integrate acquisitions;
•	Uncertainty concerning our ability to use tax loss carryforwards;
•	Breaches of our network and system security measures;
•	The effect of the loss of members of senior management and key personnel; and
•	Governmental actions, initiatives and regulations, including import and export restrictions and tariffs.

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

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Interest on borrowings on our credit facilities are variable and tied to prevailing domestic and foreign interest rates. At January 31, 2017, we had $1.5 million of borrowings outstanding under our China credit facility. We had no other debt or borrowings under any of our other credit facilities.

Foreign Currency Exchange Risk

In the first three months of fiscal 2017, we derived approximately 66% of our revenues from customers located outside of the Americas. All of our computerized machine tools and computer control systems, as well as certain proprietary service parts, are sourced by our U.S.-based engineering and manufacturing division and re-invoiced to our foreign sales and service subsidiaries, primarily in their functional currencies.

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

Forward contracts for the sale or purchase of foreign currencies as of January 31, 2017, which are designated as cash flow hedges under FASB guidance related to accounting for derivative instruments and hedging activities, were as follows:

	Notional Amount	Weighted Avg.	Contract Amount at Forward Rates in U.S. Dollars
Forward Contracts	in Foreign Currency	Forward Rate	Contract Date	January 31, 2017	Maturity Dates

Sale Contracts:
Euro	19,800,000	1.1142	$22,062,033	$21,561,690	February 2017 – January 2018
Pound Sterling	4,525,000	1.3285	$6,011,300	$5,714,981	February 2017 – January 2018

Purchase Contracts:
New Taiwan Dollar	655,000,000	31.7710 *	$20,616,026	$21,147,297	February 2017 – January 2018

*NT Dollars per U.S. Dollar

Forward contracts for the sale or purchase of foreign currencies as of January 31, 2017, which were entered into to protect against the effects of foreign currency fluctuations on receivables and payables and are not designated as hedges under this guidance denominated in foreign currencies, were as follows:

	Notional Amount	Weighted Avg.	Contract Amount at Forward Rates in U.S. Dollars
Forward Contracts	in Foreign Currency	Forward Rate	Contract Date	January 31, 2017	Maturity Dates

Sale Contracts:
Euro	32,275,434	1.0894	$35,162,312	$34,997,435	February 2017 – April 2017
Pound Sterling	1,069,265	1.2420	$1,328,002	$1,346,043	February 2017
South African Rand	14,823,600	0.0698	$1,033,956	$1,080,946	April 2017

Purchase Contracts:
New Taiwan Dollar	613,639,258	31.3795 *	$19,555,438	$19,770,463	February 2017 – May 2017

* NT Dollars per U.S. Dollar

We are also exposed to foreign currency exchange risk related to our investment in net assets in foreign countries. To manage this risk, we have maintained a forward contract with a notional amount of €3.0 million. We designated this forward contract as a hedge of our net investment in Euro-denominated assets. We selected the forward method under FASB guidance related to the accounting for derivatives instruments and hedging activities. The forward method requires all changes in the fair value of the contract to be reported as a cumulative translation adjustment in Accumulated other comprehensive loss, net of tax, in the same manner as the underlying hedged net assets. This forward contract matures in November 2017. At January 31, 2017, we had $809,000 of realized gains and $6,000 of unrealized losses, net of tax, recorded as cumulative translation adjustments in Accumulated other comprehensive loss related to the hedging of our net investment in Euro-denominated assets. Forward contracts for the sale or purchase of foreign currencies as of January 31, 2017, which are designated as net investment hedges under this guidance were as follows:

	Notional Amount	Weighted Avg.	Contract Amount at Forward Rates in U.S. Dollars
Forward Contracts	in Foreign Currency	Forward Rate	Contract Date	January 31, 2017	Maturity Date

Sale Contracts:
Euro	3,000,000	1.0935	$3,280,500	$3,289,320	November 2017

Item 4.   CONTROLS AND PROCEDURES

We conducted an evaluation under the supervision and with participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2017, pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of the evaluation date.

There were no changes in our internal control over financial reporting during the three months ended January 31, 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  RISK FACTORS

There have been no material changes from the risk factors disclosed in Part I, Item 1A – Risk Factors in our Annual Report on Form 10-K for the year ended October 31, 2016.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes the purchases of common stock made by us during the three months ended January 31, 2017:

	Total Number of Shares Purchased		Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under Plans or Programs(1)
November 2016	0		$0		0	$0
December 2016	0		$0		0	$0
January 2017	13,944	(2)	$25.89	(2)	0	$0
Total	13,944		$25.89		0	$0

(1)	The Company does not have any publicly announced share repurchase plans or programs.
(2)	Represents shares of our common stock that were withheld to satisfy the income tax obligations of recipients of awards of 43,704 restricted shares and earned performance shares granted under the 2008 Plan in connection with the vesting of such awards.

Item 5.  OTHER INFORMATION

During the period covered by this report, the Audit Committee of our Board of Directors engaged our independent registered public accounting firm to perform non-audit, tax planning services. This disclosure is made pursuant to Section 10A9(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002.

Item 6.	EXHIBITS

10.1	Form of Restricted Stock Award Agreement (Employee) under the 2016 Equity Incentive Plan

10.2	Form of Performance Stock Unit Award Agreement (Employee) under the 2016 Equity Incentive Plan

10.3	Fourth Amendment to Credit Agreement, dated as of December 6, 2016, between Hurco Companies, Inc. and JPMorgan Chase Bank, N.A., incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed December 8, 2016.

10.4	Replacement Revolving Note, dated as of December 6, 2016, by Hurco Companies, Inc. for the benefit of JPMorgan Chase Bank, N.A., incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed December 8, 2016.

31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as amended.

31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as amended.

32.1	Certification by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HURCO COMPANIES, INC.

	By:	/s/ Sonja K. McClelland
Sonja K. McClelland
Executive Vice President, Secretary, Treasurer
& Chief Financial Officer

March 10, 2017

