Form 10-Q
period 2017-04-30
HURCO COMPANIES INC
filed 2017-06-02
CIK 315374

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended April 30, 2017 or
☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to _________.

Commission File No. 0-9143

HURCO COMPANIES, INC.

(Exact name of registrant as specified in its charter)

Indiana	35-1150732
(State or other jurisdiction of	(I.R.S. Employer Identification Number)
incorporation or organization)

One Technology Way
Indianapolis, Indiana	46268
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code            (317) 293-5309

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to the filing requirements for the past 90 days: Yes ☒ No ☐.

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

The number of shares of the Registrant's common stock outstanding as of May 31, 2017 was 6,624,197.

HURCO COMPANIES, INC.

Form 10-Q Quarterly Report for Fiscal Quarter Ended April 30, 2017

PART I - FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

HURCO COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2017	2016	2017	2016
	(Unaudited)		(Unaudited)

Sales and service fees	$58,222	$52,029	$106,966	$108,532

Cost of sales and service	41,154	35,419	77,312	74,224

Gross profit	17,068	16,610	29,654	34,308

Selling, general and administrative expenses	11,714	11,943	22,881	23,904

Operating income	5,354	4,667	6,773	10,404

Interest expense	24	25	45	49

Interest income	7	7	18	22

Investment income	16	4	80	106

Other (income) expense, net	240	(246)	291	(20)

Income before taxes	5,113	4,899	6,535	10,503

Provision for income taxes	1,467	1,225	2,010	2,934

Net income	$3,646	$3,674	$4,525	$7,569

Income per common share

Basic	$0.55	$0.56	$0.68	$1.15
Diluted	$0.54	$0.56	$0.67	$1.14

Weighted average common shares outstanding

Basic	6,617	6,570	6,600	6,564
Diluted	6,671	6,641	6,664	6,630

Dividends paid per share	$0.10	$0.09	$0.19	$0.17

The accompanying notes are an integral part of the condensed consolidated financial statements.

HURCO COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2017	2016	2017	2016
	(Unaudited)		(Unaudited)

Net income	$3,646	$3,674	$4,525	$7,569

Other comprehensive income (loss):

Translation of foreign currency financial statements	2,259	3,423	2,156	1,012

(Gain) / loss on derivative instruments reclassified into operations, net of tax of $(174), $(301), $(59) and $(811), respectively	(317)	(546)	(108)	(1,474)

Gain / (loss) on derivative instruments, net of tax of $52, $(405), $233 and $(312), respectively	95	(736)	424	(567)

Total other comprehensive income (loss)	2,037	2,141	2,472	(1,029)

Comprehensive income	$5,683	$5,815	$6,997	$6,540

The accompanying notes are an integral part of the condensed consolidated financial statements.

HURCO COMPANIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	April 30,	October 31,
	2017	2016
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$60,614	$41,217
Accounts receivable, net	35,831	48,631
Inventories, net	118,853	117,025
Derivative assets	1,227	1,725
Prepaid assets	8,519	8,207
Other	2,056	1,576
Total current assets	227,100	218,381
Property and equipment:
Land	841	841
Building	7,352	7,352
Machinery and equipment	24,731	23,515
Leasehold improvements	3,590	3,487
	36,514	35,195
Less accumulated depreciation and amortization	(24,375)	(22,898)
Total property and equipment	12,139	12,297
Non-current assets:
Software development costs, less accumulated amortization	5,520	4,926
Goodwill	2,298	2,314
Intangible assets, net	1,087	1,150
Deferred income taxes	6,146	6,138
Investments and other assets, net	7,079	6,743
Total non-current assets	22,130	21,271
Total assets	$261,369	$251,949

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$43,957	$37,200
Accrued expenses and other	12,691	17,231
Accrued warranty expenses	1,541	1,523
Derivative liabilities	517	538
Short-term debt	1,451	1,476
Total current liabilities	60,157	57,968
Non-current liabilities:
Deferred income taxes	4,492	4,294
Accrued tax liability	1,178	963
Deferred credits and other	3,408	3,249
Total non-current liabilities	9,078	8,506

Shareholders’ equity:
Preferred stock: no par value per share, 1,000,000 shares authorized; no shares issued	—	—
Common stock: no par value, $.10 stated value per share, 12,500,000 shares authorized, 6,782,006 and 6,720,453 shares issued and 6,624,197 and 6,573,103 shares outstanding, as of April 30, 2017 and October 31, 2016, respectively	663	657
Additional paid-in capital	60,028	59,119
Retained earnings	140,014	136,742
Accumulated other comprehensive loss	(8,571)	(11,043)
Total shareholders’ equity	192,134	185,475
Total liabilities and shareholders’ equity	$261,369	$251,949

The accompanying notes are an integral part of the condensed consolidated financial statements.

HURCO COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2017	2016	2017	2016
	(Unaudited)		(Unaudited)
Cash flows from operating activities:
Net income	$3,646	$3,674	$4,525	$7,569
Adjustments to reconcile net income to net cash provided by (used for) operating activities, net of acquisitions:
Provision for doubtful accounts	(30)	7	(11)	(45)
Deferred income taxes	(170)	440	(547)	909
Equity in (income) loss of affiliates	31	(108)	(192)	(258)
Depreciation and amortization	823	972	1,782	1,934
Foreign currency (gain) loss	437	(1,644)	1,364	(1,208)
Unrealized (gain) loss on derivatives	156	612	(527)	552
Stock-based compensation	298	424	646	759
Change in assets and liabilities:
(Increase) decrease in accounts receivable	(3,519)	(522)	12,975	1,961
(Increase) decrease in inventories	867	(10,017)	393	(16,273)
(Increase) decrease in prepaid expenses	886	(688)	227	(1,705)
Increase (decrease) in accounts payable	2,687	943	5,472	2,400
Increase (decrease) in accrued expenses	60	(288)	(4,634)	(3,175)
Net change in derivative assets and liabilities	173	374	367	707
Other	(131)	(366)	(103)	(1,047)
Net cash provided by (used for) operating activities	6,214	(6,187)	21,737	(6,920)

Cash flows from investing activities:
Purchase of property and equipment	(200)	(510)	(998)	(1,145)
Proceeds from sale of equipment	—	232	—	236
Software development costs	(626)	(645)	(1,108)	(1,122)
Net cash provided by (used for) investing activities	(826)	(923)	(2,106)	(2,031)

Cash flows from financing activities:
Proceeds from exercise of common stock options	269	—	269	—
Dividends paid	(661)	(595)	(1,253)	(1,120)
Net cash provided by (used for) financing activities	(392)	(595)	(984)	(1,120)

Effect of exchange rate changes on cash	478	1,244	750	159

Net increase (decrease) in cash and cash equivalents	5,474	(6,461)	19,397	(9,912)

Cash and cash equivalents at beginning of period	55,140	51,786	41,217	55,237

Cash and cash equivalents at end of period	$60,614	$45,325	$60,614	$45,325

The accompanying notes are an integral part of the condensed consolidated financial statements.

HURCO COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

For the Six Months Ended April 30, 2017 and 2016

(In thousands, except shares outstanding)	Common Stock		Additional		Accumulated Other
	Shares Outstanding	Amount	Paid-in Capital	Retained Earnings	Comprehensive Income (Loss)	Total

Balances, October 31, 2015	6,551,718	$655	$57,539	$125,760	$(9,386)	$174,568

Net income	—	—	—	7,569	—	7,569

Other comprehensive loss	—	—	—	—	(1,029)	(1,029)

Stock-based compensation	21,385	2	757	—	—	759

Dividends paid	—	—	—	(1,120)	—	(1,120)

Balances, April 30, 2016 (Unaudited)	6,573,103	$657	$58,296	$132,209	$(10,415)	$180,747

Balances, October 31, 2016	6,573,103	$657	$59,119	$136,742	$(11,043)	$185,475

Net income	—	—	—	4,525	—	4,525

Other comprehensive loss	—	—	—	—	2,472	2,472

Exercise of common stock options	12,164	1	268	—	—	269

Stock-based compensation	38,930	5	641	—	—	646

Dividends paid	—	—	—	(1,253)	—	(1,253)

Balances, April 30, 2017 (Unaudited)	6,624,197	$663	$60,028	$140,014	$(8,571)	$192,134

The accompanying notes are an integral part of the condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	GENERAL

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

The condensed financial information as of April 30, 2017 and for the three and six months ended April 30, 2017 and April 30, 2016 is unaudited. However, in our opinion, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary to present fairly our consolidated financial position, results of operations, changes in shareholders’ equity and cash flows for and at the end of the interim periods. We suggest that you read these condensed consolidated financial statements in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended October 31, 2016.

2.	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

We are exposed to certain market risks relating to our ongoing business operations, including foreign currency risk, interest rate risk and credit risk. We manage our exposure to these and other market risks through regular operating and financing activities. Currently, the only risk that we manage through the use of derivative instruments is foreign currency risk, for which we enter into derivative instruments in the form of foreign currency forward exchange contracts with a major financial institution.

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

Derivatives Designated as Hedging Instruments

We enter into foreign currency forward exchange contracts periodically to hedge certain forecasted inter-company sales and purchases denominated in foreign currencies (the Pound Sterling, Euro and New Taiwan Dollar). The purpose of these instruments is to mitigate the risk that the U.S. Dollar net cash inflows and outflows resulting from sales and purchases denominated in foreign currencies will be adversely affected by changes in exchange rates. These forward contracts have been designated as cash flow hedge instruments and are recorded in the Condensed Consolidated Balance Sheets at fair value in Derivative assets and Derivative liabilities. The effective portion of the gains and losses resulting from the changes in the fair value of these hedge contracts is deferred in Accumulated other comprehensive loss and recognized as an adjustment to Cost of sales and service in the period that the corresponding inventory sold that is the subject of the related hedge contract is recognized, thereby providing an offsetting economic impact against the corresponding change in the U.S. Dollar value of the inter-company sale or purchase being hedged. The ineffective portion of gains and losses resulting from the changes in the fair value of these hedge contracts is reported in Other (income) expense, net immediately. We perform quarterly assessments of hedge effectiveness by verifying and documenting the critical terms of the hedge instrument and determining that forecasted transactions have not changed significantly. We also assess on a quarterly basis whether there have been adverse developments regarding the risk of a counterparty default.

We had forward contracts outstanding as of April 30, 2017, denominated in Euros, Pounds Sterling and New Taiwan Dollars with set maturity dates ranging from May 2017 through April 2018. The contract amounts, expressed at forward rates in U.S. Dollars at April 30, 2017, were $23.7 million for Euros, $7.3 million for Pounds Sterling and $21.5 million for New Taiwan Dollars. At April 30, 2017, we had approximately $1.6 million of gains, net of tax, related to cash flow hedges deferred in Accumulated other comprehensive loss. Included in this amount were $372,000 of unrealized gains, net of tax, related to cash flow hedge instruments that remain subject to currency fluctuation risk. The majority of these deferred gains will be recorded as an adjustment to Cost of sales and service in periods through April 2018, when the corresponding inventory that is the subject of the related hedge contracts is sold, as described above.

We are also exposed to foreign currency exchange risk related to our investment in net assets in foreign countries. To manage this risk, we entered into a forward contract with a notional amount of €3.0 million in November 2016. We designated this forward contract as a hedge of our net investment in Euro denominated assets. We selected the forward method under Financial Accounting Standards Board, or FASB, guidance related to the accounting for derivatives instruments and hedging activities. The forward method requires all changes in the fair value of the contract to be reported as a cumulative translation adjustment in Accumulated other comprehensive loss, net of tax, in the same manner as the underlying hedged net assets. This forward contract matures in November 2017. As of April 30, 2017, we had $809,000 of realized gains and $14,000 of unrealized losses, net of tax, recorded as cumulative translation adjustments in Accumulated other comprehensive loss related to these forward contracts.

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

We had forward contracts outstanding as of April 30, 2017, denominated in Euros, Pounds Sterling, South African Rand, and New Taiwan Dollars with set maturity dates ranging from May 2017 through October 2017. The contract amounts at forward rates in U.S. Dollars at April 30, 2017 totaled $57.7 million.

Fair Value of Derivative Instruments

We recognize the fair value of derivative instruments as assets and liabilities on a gross basis on our Condensed Consolidated Balance Sheets. As of April 30, 2017 and October 31, 2016, all derivative instruments were recorded at fair value on the balance sheets as follows (in thousands):

	April 30, 2017		October 31, 2016
Derivatives	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Designated as Hedging Instruments:
Foreign exchange forward contracts	Derivative assets	$997	Derivative assets	$1,721
Foreign exchange forward contracts	Derivative liabilities	$442	Derivative liabilities	$173
Not Designated as Hedging Instruments:
Foreign exchange forward contracts	Derivative assets	$230	Derivative assets	$4
Foreign exchange forward contracts	Derivative liabilities	$75	Derivative liabilities	$365

Effect of Derivative Instruments on the Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Changes in Shareholders’ Equity and Condensed Consolidated Statements of Income

Derivative instruments had the following effects on our Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Changes in Shareholders’ Equity and Condensed Consolidated Statements of Income, net of tax, during the three months ended April 30, 2017 and 2016 (in thousands):

Derivatives	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Loss)		Location of Gain (Loss) Reclassified from Other Comprehensive Income (Loss)	Amount of Gain (Loss) Reclassified from Other Comprehensive Income (Loss)
	Three Months Ended April 30,			Three Months Ended April 30,
	2017	2016		2017	2016
Designated as Hedging Instruments:
(Effective portion)
Foreign exchange forward contracts – Intercompany sales/purchases	$95	$(736)	Cost of sales and service	$317	$546

Foreign exchange forward contract – Net investment	$(9)	$(116)

We recognized a gain of $32,000 for each of the three months ended April 30, 2017 and April 30, 2016 as a result of contracts closed early that were deemed ineffective for financial reporting purposes and did not qualify as cash flow hedges.

We recognized the following losses and gains in our Condensed Consolidated Statements of Income during the three months ended April 30, 2017 and 2016 on derivative instruments not designated as hedging instruments (in thousands):

Derivatives	Location of Gain (Loss) Recognized in Operations	Amount of Gain (Loss) Recognized in Operations
		Three Months Ended April 30,
Not Designated as Hedging Instruments:		2017	2016
Foreign exchange forward contracts	Other (income) expense, net	$165	$(1,239)

The following table presents the changes in the components of Accumulated other comprehensive loss, net of tax, for the three months ended April 30, 2017 (in thousands:)

	Foreign Currency Translation	Cash Flow Hedges	Total
Balance, January 31, 2017	$(12,428)	$1,820	$(10,608)
Other comprehensive income before reclassifications	2,259	95	2,354
Reclassifications	—	(317)	(317)
Balance, April 30, 2017	$(10,169)	$1,598	$(8,571)

Derivative instruments had the following effects on our Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Changes in Shareholders’ Equity and Condensed Consolidated Statements of Income, net of tax, during the six months ended April 30, 2017 and 2016 (in thousands):

Derivatives	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Loss)		Location of Gain (Loss) Reclassified from Other Comprehensive Income (Loss)	Amount of Gain (Loss) Reclassified from Other Comprehensive Income (Loss)
	Six Months Ended April 30,			Six Months Ended April 30,
	2017	2016		2017	2016
Designated as Hedging Instruments:
(Effective portion)

Foreign exchange forward contracts – Intercompany sales/purchases	$424	$(567)	Cost of sales and service	$108	$1,474

Foreign exchange forward contract – Net investment	$30	$(80)

We recognized a gain of $168,000 for the six months ended April 30, 2017 and a gain of $32,000 for the six months ended April 30, 2016 as a result of contracts closed early that were deemed ineffective for financial reporting purposes and did not qualify as cash flow hedges.

We recognized the following losses and gains in our Condensed Consolidated Statements of Income during the six months ended April 30, 2017 and 2016 on derivative instruments not designated as hedging instruments (in thousands):

Derivatives	Location of Gain (Loss) Recognized in Operations	Amount of Gain (Loss) Recognized in Operations
		Six Months Ended April 30,
		2017	2016
Not Designated as Hedging Instruments:
Foreign exchange forward contracts	Other (income) expense, net	$955	$(1,100)

The following table presents the changes in the components of Accumulated other comprehensive loss, net of tax, for the six months ended April 30, 2017 (in thousands:)

	Foreign Currency Translation	Cash Flow Hedges	Total
Balance, October 31, 2016	$(12,325)	$1,282	$(11,043)
Other comprehensive income before reclassifications	2,156	424	2,580
Reclassifications	—	(108)	(108)
Balance, April 30, 2017	$(10,169)	$1,598	$(8,571)

3.	EQUITY INCENTIVE PLAN

In March 2016, we adopted the Hurco Companies, Inc. 2016 Equity Incentive Plan (the “2016 Equity Plan”), which allows us to grant awards of stock options, stock appreciation rights (“SARs”), restricted stock, stock units and other stock-based awards. The 2016 Equity Plan replaced the Hurco Companies, Inc. 2008 Equity Incentive Plan (the “2008 Plan”) and is the only active plan under which equity awards may be made by us to our employees and non-employee directors. No further awards will be made under our 2008 Plan. The total number of shares of our common stock that may be issued pursuant to awards under the 2016 Equity Plan is 856,048, which includes 386,048 shares remaining available for future grants under the 2008 Plan as of March 10, 2016, the date our shareholders approved the 2016 Equity Plan.

The Compensation Committee of the Board of Directors has the authority to determine the officers, directors and key employees who will be granted awards under the 2016 Equity Plan; designate the number of shares subject to each award; determine the terms and conditions upon which awards will be granted; and prescribe the form and terms of award agreements. We have granted restricted shares and performance units under the 2016 Equity Plan that are currently outstanding, and we have granted stock options, restricted shares and performance shares under the 2008 Plan that are currently outstanding. No stock option may be exercised more than ten years after the date of grant or such shorter period as the Compensation Committee may determine at the date of grant. The market value of a share of our common stock, for purposes of the 2016 Equity Plan, is the closing sale price as reported by the Nasdaq Global Select Market on the date in question or, if not a trading day, on the last preceding trading date.

A summary of stock option activity for the six-month period ended April 30, 2017, is as follows:

	Stock Options	Weighted Average Exercise Price

Outstanding at October 31, 2016	107,889	$20.25

Options granted	—	—
Options exercised	(12,164)	22.11
Options cancelled	—	—

Outstanding at April 30, 2017	95,725	$20.01

Summarized information about outstanding stock options as of April 30, 2017, that have already vested and those that are expected to vest, as well as stock options that are currently exercisable, are as follows:

Options Already Vested and Currently Exercisable

Number of outstanding options	95,725
Weighted average remaining contractual life (years)	3.73
Weighted average exercise price per share	$20.01
Intrinsic value of outstanding options	$894,000

The intrinsic value of an outstanding stock option is calculated as the difference between the stock price as of April 30, 2017 and the exercise price of the option.

On January 5, 2017, the Compensation Committee determined the degree to which the long-term incentive compensation arrangement approved for the fiscal 2014-2016 performance period was attained, and the resulting payout level relative to the target amount for each of the metrics that were established by the Compensation Committee in 2014. As a result, the Compensation Committee determined that a total of 30,683 performance shares were earned by our executive officers, which performance shares vested on January 5, 2017. The vesting date fair value of the performance shares was based on the closing sales price of our common stock on the vesting date, which was $33.90 per share. All related stock-based compensation cost for these vested performance shares was expensed accordingly during the three years performance period ending October 31, 2016.

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

On that date, the Compensation Committee granted a total of 14,747 shares of time-based restricted shares to our executive officers. The restricted shares vest in thirds over three years from the date of grant provided the recipient remains employed through that date. The grant date fair value of the restricted shares was based upon the closing sales price of our common stock on the date of grant, which was $33.90 per share.

On January 5, 2017, the Compensation Committee also granted a total target number of 18,496 PSUs to our executive officers designated as “PSU – TSR”. These PSUs were weighted as approximately 40% of the overall 2017 executive long-term incentive compensation arrangement and will vest and be paid based upon the total shareholder return of our common stock over the three-year period of fiscal 2017-2019, relative to the total shareholder return of the companies in a specified peer group over that period. Participants will have the ability to earn between 50% of the target number of the PSUs – TSR for achieving threshold performance and 200% of the target number of the PSUs – TSR for achieving maximum performance. The fair value of the PSUs – TSR was $43.25 per PSU and was calculated using the Monte Carlo approach.

On January 5, 2017, the Compensation Committee also granted a total target number of 20,647 PSUs to our executive officers designated as “PSU – ROIC”. These PSUs were weighted as approximately 35% of the overall 2017 executive long-term incentive compensation arrangement and will vest and be paid based upon the achievement of pre-established goals related to our average return on invested capital over the three-year period of fiscal 2017-2019. Participants will have the ability to earn between 50% of the target number of the PSUs - ROIC for achieving threshold performance and 200% of the target number of the PSUs - ROIC for achieving maximum performance. The grant date fair value of the PSUs – ROIC was based on the closing sales price of our common stock on the grant date, which was $33.90 per share.

On March 9, 2017, the Compensation Committee granted a total of 14,920 shares of time-based restricted stock to our non-employee directors. The restricted shares vest in full one year from the date of grant provided the recipient remains on the board of directors through that date. The grant date fair value of the restricted shares was based on the closing sales price of our common stock on the grant date, which was $26.80 per share.

A reconciliation of the Company’s restricted stock activity, performance share and PSU and related information for the six-month period ended April 30, 2017 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at October 31, 2016	147,350	$28.79
Shares or units granted	71,011	34.61
Shares or units vested	(38,930)	26.98
Shares or units cancelled	(7,678)	29.98
Shares withheld	(13,944)	25.89
Unvested at April 30, 2017	157,809	$32.05

During the first six months of fiscal 2017 and 2016, we recorded $646,000 and $759,000, respectively, as stock-based compensation expense related to grants under our equity plans. As of April 30, 2017, there was an estimated $2.9 million of total unrecognized stock-based compensation cost that we expect to recognize by the end of the first quarter of fiscal 2020.

4.	EARNINGS PER SHARE

Per share results have been computed based on the average number of common shares outstanding over the period in question. The computation of basic and diluted net income per share is determined using net income applicable to common shareholders as the numerator and the number of shares outstanding as the denominator as follows (in thousands, except per share amounts):

	Three Months Ended				Six Months Ended
	April 30,				April 30,
	2017		2016		2017		2016

	Basic	Diluted	Basic	Diluted	Basic	Diluted	Basic	Diluted

Net income	$3,646	$3,646	$3,674	$3,674	$4,525	$4,525	$7,569	$7,569
Undistributed earnings allocated to participating shares	(24)	(24)	(21)	(21)	(30)	(30)	(43)	(43)
Net income applicable to common shareholders	$3,622	$3,622	$3,653	$3,653	$4,495	$4,495	$7,526	$7,526
Weighted average shares outstanding	6,617	6,617	6,570	6,570	6,600	6,600	6,564	6,564
Stock options and contingently issuable shares	—	54	—	71	—	64	—	66
	6,617	6,671	6,570	6,641	6,600	6,664	6,564	6,630

Income per share	$0.55	$0.54	$0.56	$0.56	$0 .68	$0.67	$1.15	$1.14

5.	ACCOUNTS RECEIVABLE

Accounts receivable are net of allowances for doubtful accounts of $653,000 as of April 30, 2017 and $664,000 as of October 31, 2016.

6.	INVENTORIES

Inventories, priced at the lower of cost (first-in, first-out method) or market, are summarized below (in thousands):

	April 30, 2017	October 31, 2016
Purchased parts and sub-assemblies	$28,430	$25,661
Work-in-process	18,065	17,724
Finished goods	72,358	73,640
	$118,853	$117,025

7.	SEGMENT INFORMATION

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

From time to time, our subsidiaries guarantee third party payment obligations in connection with the sale of machines to customers that use financing. We follow FASB guidance for accounting for guarantees (codified in ASC 460). As of April 30, 2017, we had 24 outstanding third party payment guarantees totaling approximately $1.1 million. The terms of these guarantees are consistent with the underlying customer financing terms. Upon shipment of a machine, the customer assumes the risk of ownership. The customer does not obtain title, however, until the customer has paid for the machine. A retention of title clause allows us to recover the machine if the customer defaults on the financing. We accrue liabilities under these guarantees at fair value, which amounts are insignificant.

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

	Six Months Ended April 30,
	2017	2016
Balance, beginning of period	$1,523	$2,186
Provision for warranties during the period	1,614	1,414
Charges to the reserve	(1,605)	(1,755)
Impact of foreign currency translation	9	8
Balance, end of period	$1,541	$1,853

The year-over-year decrease in our warranty reserve was primarily due to a reduction in average warranty cost per machine as our machines under warranty shifted from more complex, higher-performance machines.

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

On December 6, 2016, we entered into a fourth amendment to our U.S. credit agreement to, among other things, increase the unsecured revolving credit facility from $12.5 million to $15.0 million, to increase the cash dividend allowance from $4.0 million per calendar year to $5.0 million per calendar year, and to extend the scheduled maturity date to December 31, 2018. The U.S. credit agreement, as amended, provides for the issuance of up to $5.0 million in letters of credit. We also amended the U.S. credit agreement to increase the minimum working capital and minimum tangible net worth requirements from $90.0 million to $105.0 million and $120.0 million to $125.0 million, respectively.

On February 16, 2017, we amended our credit facility in China to decrease the credit facility from 40.0 million Chinese Yuan to 20.0 million Chinese Yuan (approximately $2.9 million) and renewed the facility with an expiration date of February 15, 2018. We had $1.5 million of borrowings under our China credit facility at each of April 30, 2017 and October 31, 2016, which bears interest at variable rates of 4.4% and 4.6% annually, respectively. We also have a £1.0 million revolving credit facility in the United Kingdom and a €1.5 million revolving credit facility in Germany. We had no other debt or borrowings under any of our other credit facilities at either of those dates.

All of our credit facilities are unsecured. At April 30, 2017, we were in compliance with all covenants contained in the related credit agreements and, as of that date, we had unutilized credit facilities of $19.4 million.

10.	INCOME TAXES

Our effective tax rate for the first six months of fiscal 2017 was 31% compared to 28% for the same period in fiscal 2016. The increase in the effective income tax rate was primarily due to changes in the geographic mix of income and loss among tax jurisdictions.  We recorded income tax expense during the first six months of fiscal 2017 of $2.0 million, compared to $2.9 million for the same period in fiscal 2016, primarily as a result of a decrease in income period-over-period.  We have not provided for any U.S. income taxes on the undistributed earnings of our wholly-owned foreign subsidiaries based upon our determination that such earnings will be indefinitely reinvested.  In the event these earnings are later distributed to our U.S. operations, such distributions would likely result in additional U.S. tax that may be offset, at least in part, by associated foreign tax credits.

Our unrecognized tax benefits were $1.2 million as of April 30, 2017 and $1.1 million as of October 31, 2016, and in each case included accrued interest.

We recognize accrued interest and penalties related to unrecognized tax benefits as components of income tax expense.   As of April 30, 2017, the gross amount of interest accrued, reported in Accrued expenses and other, was approximately $62,000, which did not include the federal tax benefit of interest deductions.

We file U.S. federal and state income tax returns, as well as tax returns in several foreign jurisdictions.  The statutes of limitations with respect to unrecognized tax benefits will expire between July 2017 and July 2019. We are under audit by the Internal Revenue Service (IRS) for our federal income tax return for fiscal year 2015.

11.	FINANCIAL INSTRUMENTS

FASB fair value guidance established a three-tier fair value hierarchy, which categorizes the inputs used in measuring fair value.  These tiers include: Level 1, defined as observable inputs, such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exist, therefore, requiring an entity to develop its own assumptions.

In accordance with this guidance, the following table represents the fair value hierarchy for our financial assets and liabilities measured at fair value as of April 30, 2017 and October 31, 2016 (in thousands):

	Assets		Liabilities
	April 30, 2017	October 31, 2016	April 30, 2017	October 31, 2016

Level 1
Deferred Compensation	$1,508	$1,363	$-	$-

Level 2
Derivatives	$1,227	$1,725	$517	$538

Included in Level 1 assets are mutual fund investments under a nonqualified deferred compensation plan. We estimate the fair value of these investments on a recurring basis using market prices that are readily available.

Included in Level 2 fair value measurements are derivative assets and liabilities related to gains and losses on foreign currency forward exchange contracts entered into with a third party. We estimate the fair value of these derivatives on a recurring basis using foreign currency exchange rates obtained from active markets. Derivative instruments are reported in the accompanying condensed consolidated financial statements at fair value. We have derivative financial instruments in the form of foreign currency forward exchange contracts as described in Note 2 of Notes to the Condensed Consolidated Financial Statements. The U.S. Dollar equivalent notional amounts of these contracts was $112.5 million and $125.6 million at April 30, 2017 and October 31, 2016, respectively. The fair value of Derivative assets recorded on our Condensed Consolidated Balance Sheets was $1.2 million at April 30, 2017 and $1.7 million at October 31, 2016. The fair value of Derivative liabilities recorded on our Condensed Consolidated Balance Sheets was $0.5 million at April 30, 2017 and $0.5 million at October 31, 2016.

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

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), establishing a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. This standard provides a five-step analysis in determining when and how revenue is recognized. The new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services and will supersede most of the existing revenue recognition guidance, including industry-specific guidance. Between August 2015 and December 2016, the FASB issued five additional updates to Topic 606 to provide further guidance and clarification in accounting for revenue arising from contracts with customers under ASU 2014-09. We have the option of applying this new standard retrospectively to each prior period presented (“full retrospective approach”) or retrospectively with the cumulative effect recognized in retained earnings as of the date of adoption (“modified retrospective approach”). We expect to adopt the new standard using the modified retrospective approach in the first quarter of our fiscal year 2019. We are in the process of evaluating the impact of the adoption of this guidance on our consolidated financial statements, our business processes and our internal controls.

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

In January 2017, the FASB issued ASU No. 2017-04, Intangibles–Goodwill and Other (Topic 350): Simplifying the Test of Goodwill Impairment, which eliminates Step 2 from the goodwill impairment test, (i.e., the requirement for an entity to calculate the implied fair value of goodwill in measuring a goodwill impairment loss. ASU 2017-04 provides that a company should perform its goodwill impairment test by comparing the fair value of a reporting unit with its carrying value and should recognize an impairment charge if the carrying value exceeds the fair value of the reporting unit, but only to the extent of the goodwill amount allocated to that reporting unit. Companies will still have the option to perform a qualitative assessment to determine if the quantitative impairment test is necessary. ASU 2017-04 is effective for our fiscal year 2021, including interim periods within the fiscal year. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates on or after January 1, 2017. We do not expect that the adoption of this accounting standard update will have a material effect on our consolidated financial statements.

In May 2017, the FASB issued ASU No. 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting, to provide clarity and to reduce diversity in practice and cost and complexity when applying the guidance in Topic 718 to the modification of the terms and conditions of a share-based payment award. ASU 2017-09 includes guidance on determining which changes to the terms and conditions of share-based payment awards require a company to apply modification accounting under Topic 718. This update requires the entity to account for the effects of a modification unless specific conditions are met. ASU 2017-09 applies to entities that change the terms or conditions of a share-based payment award and is effective for our fiscal year 2019. Early adoption is permitted, including adoption in any interim period. We do not expect that the adoption of this accounting standard update will have a material effect on our consolidated financial statements.

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

The market for machine tools is international in scope. We have both significant foreign sales and significant foreign manufacturing operations. During the first six months of fiscal 2017, approximately 53% of our revenues were attributable to customers in Europe, where we typically sell more of our higher-performance, higher-priced VMX series machines. Additionally, approximately 14% of our revenues were attributable to customers in Asia, where we generally sell more of our entry-level, lower-priced machines, and where we also encounter greater price pressures.

We have three brands of CNC machine tools in our product portfolio: Hurco is the premium brand focused on sophisticated technology; Milltronics is the entry-level brand with a simplified control and straightforward feature sets; and Takumi is an industry-standard brand with machines that are equipped with industry-standard controls instead of the proprietary controls found on Hurco and Milltronics machines. Typically, manufacturing facilities that use industry standard controls focus on medium to high production, wherein they run large batches of a few types of parts instead of small batches of many different types of parts. The Hurco, Milltronics and Takumi product lines represent a comprehensive product portfolio with more than 150 different models. In addition, through our wholly–owned subsidiary LCM Precision Technology S.r.l. (“LCM”), we produce machine tool components and accessories.

We sell our products through more than 195 independent agents and distributors throughout the Americas, Europe and Asia. Although some distributors carry competitive products, we are the primary line for the majority of our distributors globally. We also have our own direct sales and service organizations in China, France, Germany, India, Italy, Poland, Singapore, South Africa, Taiwan, the United Kingdom and certain parts of the United States, which are among the world’s principal machine tool consuming markets. The vast majority of our machine tools are manufactured to our specifications primarily by our wholly-owned subsidiary in Taiwan, Hurco Manufacturing Ltd. (“HML”). Machine castings and components to support HML’s production are manufactured by our wholly-owned subsidiary in Ningbo, China, Ningbo Machine Tool Co., Ltd. Components to support our SRT line of five-axis machining centers, such as the direct drive spindle, swivel head and rotary table, are manufactured by LCM.

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

Our high levels of foreign manufacturing and sales also expose us to cash flow risks due to fluctuating currency exchange rates. We seek to mitigate those risks through the use of various derivative instruments, principally foreign currency forward exchange contracts, as discussed in Note 2 of Notes to the Condensed Consolidated Financial Statements.

RESULTS OF OPERATIONS

Three Months Ended April 30, 2017 Compared to Three Months Ended April 30, 2016

Sales and Service Fees. Sales and service fees for the second quarter of fiscal 2017 were $58.2 million, an increase of $6.2 million, or 12%, compared to the corresponding period in fiscal 2016, and included a negative currency impact of $1.6 million, or 3%, when translating foreign sales to U.S. dollars for financial reporting purposes.

Sales and Service Fees by Geographic Region

The following table sets forth net sales and service fees by geographic region for the quarter ended April 30, 2017 and 2016 (in thousands):

	Three Months Ended April 30,
	2017		2016		$ Change	% Change
Americas	$18,050	31%	$14,933	29%	$3,117	21%
Europe	31,572	54%	32,006	61%	(434)	-1%
Asia Pacific	8,600	15%	5,090	10%	3,510	69%
Total	$58,222	100%	$52,029	100%	$6,193	12%

Sales in the Americas for the second quarter of fiscal 2017 increased by 21%, compared to the corresponding period in fiscal 2016, due primarily to increased sales of Hurco, Milltronics and Takumi machines in the U.S. The increase in sales was primarily attributable to an increased volume of sales of vertical milling machines from all product lines. European sales for the second quarter of fiscal 2017 decreased by 1%, compared to the corresponding period in fiscal 2016, and included a negative currency impact of 5%, when translating foreign sales to U.S. dollars for financial reporting purposes. Excluding the negative impact of currency, the year-over-year increase in European sales for the second quarter was driven primarily by increased sales of Hurco and Takumi machines in the United Kingdom, France and Germany. Asian Pacific sales for the second quarter of fiscal 2017 increased by 69% compared to the corresponding period in fiscal 2016, primarily due to increased sales of Hurco and Takumi machines in China.

Sales and Service Fees by Product Category

The following table sets forth net sales and service fees by product category for the quarters ended April 30, 2017 and 2016 (in thousands):

	Three Months Ended April 30,
	2017		2016		$ Change	% Change
Computerized Machine Tools	$49,828	86%	$44,141	85%	$5,687	13%
Computer Control Systems and Software †	568	1%	557	1%	11	2%
Service Parts	5,884	10%	5,432	10%	452	8%
Service Fees	1,942	3%	1,899	4%	43	2%
Total	$58,222	100%	$52,029	100%	$6,193	12%

†	Amounts shown do not include computer control systems and software sold as an integrated component of computerized machine systems.

The increase in sales of computerized machine tools and computer control systems and software year-over –year, exclusive of the 3% negative currency impact, was driven primarily by an increase in the volume of sales of vertical milling machines from all product lines and across all regions. Sales of service parts increased in the second quarter of fiscal 2017, compared to the corresponding prior year period, due primarily to an increase in aftermarket sales in the Americas and Germany. Service fees increased slightly in the second quarter of fiscal 2017, compared to the corresponding prior year period, due primarily to increased demand for aftermarket service in Europe.

Orders. Orders for the second quarter of fiscal 2017 were $63.4 million, an increase of $10.1 million, or 19%, compared to the corresponding period in fiscal 2016, and included a negative currency impact of $2.0 million, or 4%, when translating foreign orders to U.S. dollars.

The following table sets forth new orders booked by geographic region for the second quarters of fiscal 2017 and 2016 (in thousands):

	Three Months Ended April 30,
	2017		2016		$ Change	% Change
Americas	$18,474	29%	$12,106	23%	$6,368	53%
Europe	32,571	51%	33,290	62%	(719)	-2%
Asia Pacific	12,319	20%	7,824	15%	4,495	57%
Total	$63,364	100%	$53,220	100%	$10,144	19%

Orders in the Americas for the second quarter of fiscal 2017 increased by 53%, compared to the corresponding period in fiscal 2016, due primarily to increased demand for Hurco, Milltronics and Takumi vertical milling machines in the U.S. European orders for the second quarter of fiscal 2017 decreased by 2%, compared to the corresponding prior year period, and included a negative currency impact of 6%, when translating foreign orders to U.S. dollars. Excluding the negative impact of currency, the year-over-year increase in European orders, for the second quarter of fiscal 2017 was driven primarily by increased demand for Hurco machines in Italy and France. Asian Pacific orders for the second quarter of fiscal 2017 increased by 57% compared to the corresponding prior year period, driven primarily by increased demand for Hurco and Takumi machines in all Asia Pacific countries, with the largest increase attributable to demand from China.

Gross Profit. Gross profit for the second quarter of fiscal 2017 was $17.1 million, or 29% of sales, compared to $16.6 million, or 32% of sales, for the corresponding prior year period. The year-over-year decrease in gross profit as a percentage of sales for the second quarter of fiscal 2017 reflected the negative impact of foreign currency translation compared to the corresponding prior year period and a sales mix comprised of more entry-level machines, such as those under the Milltronics and Takumi brands, in price competitive geographic regions, such as the Americas and Asia Pacific.

Operating Expenses. Selling, general and administrative expenses for the second quarter of fiscal 2017 were $11.7 million, or 20% of sales, compared to $11.9 million, or 23% of sales, in the corresponding period in fiscal 2016. The year-over-year reduction in selling, general and administrative expenses for the second quarter of fiscal 2017 included a favorable currency impact of $0.3 million when translating foreign expenses to U.S. dollars.

Operating Income. Operating income for the second quarter of fiscal 2017 was $5.4 million, compared to $4.7 million for the corresponding period in fiscal 2016. The increase in operating income year-over-year was driven by increase in volume of sales of vertical milling machines from all product lines and across all regions.

Other (Income) Expense, Net. Other expense in the second quarter of fiscal 2017 increased by $0.5 million from the corresponding period in fiscal 2016 due primarily to the net realized and unrealized losses from foreign currency fluctuations on payables and receivables, net of foreign currency forward exchange contracts.

Income Taxes. We recorded income tax expense during the second quarter of fiscal 2017 of $1.5 million, compared to $1.2 million for the corresponding period in fiscal 2016. Our effective tax rate for the second quarter of fiscal 2017 was 29% compared to 25% for the corresponding prior year period. The increase in the effective income tax rate was due to changes in the geographic mix of income and loss among tax jurisdictions.

Six Months Ended April 30, 2017 Compared to Six Months Ended April 30, 2016

Sales and Service Fees. Sales and service fees for the first six months of fiscal 2017 were $107.0 million, a decrease of $1.6 million, or 1%, compared to the corresponding period in fiscal 2016, and included a negative currency impact of $3.1 million, or 3%, when translating foreign sales to U.S. dollars for financial reporting purposes.

Sales and Service Fees by Geographic Region

The following table sets forth net sales and service fees by geographic region for the six months ended April 30, 2017 and 2016 (in thousands):

	Six Months Ended April 30,
	2017		2016		$ Change	% Change
Americas	$34,759	33%	$33,874	31%	$885	3%
Europe	57,144	53%	61,011	56%	(3,867)	-6%
Asia Pacific	15,063	14%	13,647	13%	1,416	10%
Total	$106,966	100%	$108,532	100%	$(1,566)	-1%

Sales in the Americas for the first six months of fiscal 2017 increased by 3%, compared to the corresponding period in fiscal 2016, due primarily to increased sales of Hurco, Milltronics and Takumi machines in the U.S. The increase in sales was primarily attributable to an increased volume of sales of vertical milling machines from all product lines. European sales for the first six months of fiscal 2017 decreased by 6%, compared to the corresponding period in fiscal 2016, and included a negative currency impact of 5%, when translating foreign sales to U.S. dollars for financial reporting purposes. The year-over-year decrease in European sales for the first six months was driven primarily by decreased shipments of higher-performance Hurco machines in Germany, France and Italy in the first quarter of fiscal 2017. Asian Pacific sales for the first six months of fiscal 2017 increased by 10%, compared to the corresponding period in fiscal 2016, primarily due to increased sales of Hurco and Takumi machines in China.

Sales and Service Fees by Product Category

The following table sets forth net sales and service fees by product category for the six months ended April 30, 2017 and 2016 (in thousands):

	Six Months Ended April 30,
	2017		2016		$ Change	% Change
Computerized Machine Tools	$90,526	85%	$92,839	85%	$(2,313)	-2%
Computer Control Systems and Software †	1,137	1%	1,178	1%	(41)	-3%
Service Parts	11,653	11%	10,629	10%	1,024	10%
Service Fees	3,650	3%	3,886	4%	(236)	-6%
Total	$106,966	100%	$108,532	100%	$(1,566)	-1%

† Amounts shown do not include computer control systems and software sold as an integrated component of computerized machine systems.

Sales of computerized machine tools and computer control systems and software during the first six months of fiscal 2017 included a negative currency impact of 3% compared to the corresponding prior year period. Exclusive of the 3% negative currency impact, the increase in sales of computerized machine tools and computer control systems and software year-over-year was driven primarily by an increase in the volume of sales of vertical milling machines from all product lines and across all regions. Sales of service parts increased in the first six months of fiscal 2017 compared to the corresponding prior year period due primarily to an increase in aftermarket sales in the Americas and Germany. Service fees decreased in the first six months of fiscal 2017 compared to the corresponding prior year period due primarily to decreased demand for aftermarket service in the Americas.

Orders. Orders for the first six months of fiscal 2017 were $124.4 million, an increase of $19.9 million, or 19%, compared to the corresponding period in fiscal 2016, and included a negative currency impact of $4.0 million, or 4%, when translating foreign orders to U.S. dollars.

The following table sets forth new orders booked by geographic region for the first six months of fiscal 2017 and 2016 (in thousands):

	Six Months Ended April 30,
	2017		2016		$ Change	% Change
Americas	$38,816	31%	$28,969	28%	$9,847	34%
Europe	64,920	52%	61,908	59%	3,012	5%
Asia Pacific	20,648	17%	13,633	13%	7,015	51%
Total	$124,384	100%	$104,510	100%	$19,874	19%

Orders in the Americas for the first six months of fiscal 2017 increased by 34%, compared to the corresponding period in fiscal 2016, due primarily to increased demand for Hurco, Milltronics and Takumi vertical milling machines in the U.S. European orders increased by 5% for the first six months of fiscal 2017, compared to the corresponding prior year period, and included a negative currency impact of 7%, when translating foreign orders to U.S. dollars. The year-over-year increase in European orders in the first six months of fiscal 2017 was primarily due to increased customer demand for Hurco and Takumi machines in the United Kingdom and Germany. Asian Pacific orders for the first six months of fiscal 2017 increased by 51%, compared to the corresponding prior year period. The year-over-year increase in orders was driven primarily by increased demand for Hurco and Takumi machines in all Asia Pacific countries, with the largest increase attributable to demand from China.

Gross Profit. Gross profit for the first six months of fiscal 2017 was $29.7 million, or 28% of sales, compared to $34.3 million, or 32% of sales, for the corresponding prior year period. The year-over-year decrease in gross profit as a percentage of sales for the first six months reflected the negative impact of foreign currency translation compared to the corresponding prior year period and a sales mix comprised of more entry-level machines, such as those under the Milltronics and Takumi brands, in price competitive geographic regions, such as the Americas and Asia Pacific.

Operating Expenses. Selling, general and administrative expenses for the first six months of fiscal 2017 were $22.9 million, or 21% of sales, compared to $23.9 million, or 22% of sales, in the corresponding period in fiscal 2016. The year-over-year reduction in selling, general and administrative expenses for the first six months of fiscal 2017 included a favorable currency impact of $0.6 million when translating foreign expenses to U.S. dollars for financial reporting purposes.

Operating Income. Operating income for the first six months of fiscal 2017 was $6.8 million, compared to $10.4 million for the corresponding period in fiscal 2016. The year-over-year decrease in operating income for the first six months reflected the negative impact of foreign currency translation compared to the corresponding prior year period and a higher sales mix of entry-level machines, such as those under the Milltronics and Takumi brands, in price competitive geographic regions, such as the Americas and Asia Pacific.

Other (Income) Expense, Net. Other expense in the first six months of fiscal 2017 increased by $0.3 million from the corresponding period in fiscal 2016 due primarily to the net realized and unrealized losses from foreign currency fluctuations on payables and receivables, net of foreign currency forward exchange contracts.

Income Taxes. During the first six months fiscal 2017, we recorded income tax expense of $2.0 million, compared to $2.9 million for the corresponding period in fiscal 2016. Our effective tax rate for the first six months of fiscal 2017 was 31%, compared to 28% in the corresponding prior year period. The increase in the effective income tax rate was due to changes in the geographic mix of income and loss among tax jurisdictions.

LIQUIDITY AND CAPITAL RESOURCES

At April 30, 2017, we had cash and cash equivalents of $60.6 million, compared to $41.2 million at October 31, 2016. The increase in cash and cash equivalents was primarily due to a reduction in accounts receivable. Approximately 41% of the $60.6 million of cash and cash equivalents is denominated in U.S. Dollars. The balance is attributable to our foreign operations, is held in the local currencies of our various foreign entities and is subject to fluctuations in currency exchange rates. We have not provided any U.S. income taxes on the undistributed earnings of our wholly-owned foreign subsidiaries based upon our determination that such earnings will be indefinitely reinvested.  In the event these earnings are later distributed to our U.S. operations, such distributions would likely result in additional U.S. tax that may be offset, at least in part, by associated foreign tax credits. We do not believe that the indefinite reinvestment of these funds offshore impairs our ability to meet our domestic working capital needs.

Working capital was $166.9 million at April 30, 2017 compared to $160.4 million at October 31, 2016. The increase in working capital was primarily due to the increase in cash and cash equivalents, partially offset by a reduction in accounts receivable.

Capital expenditures of $2.1 million during the first six months of fiscal 2017 were primarily for capital improvements in existing facilities and software development costs. We funded these expenditures with cash on hand.

At April 30, 2017, we had $1.5 million of borrowings outstanding under our China credit facility. We had no other debt or borrowings under any of our other credit facilities. At April 30, 2017, we had an aggregate of $19.4 million available for borrowing under our credit facilities and were in compliance with all covenants thereunder.

We believe our cash position and borrowing capacity under our credit facilities provide adequate liquidity to fund our operations and allow us to remain committed to our strategic plan of product innovation and targeted penetration of developing markets.

We continue to receive and evaluate information on businesses and assets for potential acquisition, including intellectual property assets, which are available for purchase.

CRITICAL ACCOUNTING POLICIES

Our accounting policies, which are described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2016, require management to make significant estimates and assumptions using information available at the time the estimates are made. These estimates and assumptions significantly affect various reported amounts of assets, liabilities, revenues, and expenses. If our future experience differs materially from these estimates and assumptions, our results of operations and financial condition would be affected. There were no material changes to our critical accounting policies during the first six months of fiscal 2017.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

There have been no material changes related to our contractual obligations and commitments from the information provided in our Annual Report on Form 10-K for the fiscal year ended October 31, 2016.

OFF BALANCE SHEET ARRANGEMENTS

From time to time, our subsidiaries guarantee third party payment obligations in connection with the sale of machines to customers that use financing. We follow FASB guidance for accounting for guarantees (codified in ASC 460). As of April 30, 2017, we had 24 outstanding third party payment guarantees totaling approximately $1.1 million. The terms of these guarantees are consistent with the underlying customer financing terms. Upon shipment of a machine, the customer assumes the risk of ownership. The customer does not obtain title, however, until the customer has paid for the machine. A retention of title clause allows us to recover the machine if the customer defaults on the financing. We accrue liabilities under these guarantees at fair value, which amounts are insignificant.

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

Interest Rate Risk

Interest on borrowings on our credit facilities are variable and tied to prevailing domestic and foreign interest rates. At April 30, 2017, we had $1.5 million of borrowings outstanding under our China credit facility. We had no other debt or borrowings under any of our other credit facilities.

Foreign Currency Exchange Risk

In the first six months of fiscal 2017, we derived approximately 67% of our revenues from customers located outside of the Americas. All of our computerized machine tools and computer control systems, as well as certain proprietary service parts, are sourced by our U.S.-based engineering and manufacturing division and re-invoiced to our foreign sales and service subsidiaries, primarily in their functional currencies.

Our products are primarily sourced from foreign suppliers or built to our specifications by either our wholly-owned subsidiaries in Taiwan, the U.S., Italy and China or an affiliated contract manufacturer in Taiwan. Our purchases are predominantly in foreign currencies and in some cases our arrangements with these suppliers include foreign currency risk sharing agreements, which reduce (but do not eliminate) the effects of currency fluctuations on product costs. The predominant portion of the exchange rate risk associated with our product purchases relates to the New Taiwan Dollar and the Euro.

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

Forward contracts for the sale or purchase of foreign currencies as of April 30, 2017, which are designated as cash flow hedges under FASB guidance related to accounting for derivative instruments and hedging activities, were as follows:

	Notional Amount	Weighted Avg.		Contract Amount at Forward Rates in U.S. Dollars
Forward Contracts	in Foreign Currency	Forward Rate		Contract Date	April 30, 2017	Maturity Dates

Sale Contracts:
Euro	21,555,000	1.0991		$23,690,437	$23,696,036	May 2017 – April 2018
Pound Sterling	5,600,000	1.2863		$7,203,040	$7,288,119	May 2017 – April 2018

Purchase Contracts:
New Taiwan (“NT”) Dollar	645,000,000	31.012	*	$20,798,538	$21,466,525	May 2017 – April 2018

*NT Dollars per U.S. Dollar

Forward contracts for the sale or purchase of foreign currencies as of April 30, 2017, which were entered into to protect against the effects of foreign currency fluctuations on receivables and payables denominated in foreign currencies and are not designated as hedges under this guidance, were as follows:

	Notional Amount	Weighted Avg.		Contract Amount at Forward Rates in U.S. Dollars
Forward Contracts	in Foreign Currency	Forward Rate		Contract Date	April 30, 2017	Maturity Dates

Sale Contracts:
Euro	29,550,927	1.0982		$32,452,716	$32,435,685	May 2017 – October 2017
Pound Sterling	957,436	1.2859		$1,231,205	$1,240,803	May 2017
South African Rand	13,693,500	0.0738		$1,011,172	$993,009	October 2017

Purchase Contracts:
New Taiwan Dollar	692,641,123	30.349	*	$22,822,238	$22,980,673	May 2017 – August 2017

* NT Dollars per U.S. Dollar

We are also exposed to foreign currency exchange risk related to our investment in net assets in foreign countries. To manage this risk, we have maintained a forward contract with a notional amount of €3.0 million. We designated this forward contract as a hedge of our net investment in Euro-denominated assets. We selected the forward method under FASB guidance related to the accounting for derivatives instruments and hedging activities. The forward method requires all changes in the fair value of the contract to be reported as a cumulative translation adjustment in Accumulated other comprehensive loss, net of tax, in the same manner as the underlying hedged net assets. This forward contract matures in November 2017. At April 30, 2017, we had $809,000 of realized gains and $14,000 of unrealized losses, net of tax, recorded as cumulative translation adjustments in Accumulated other comprehensive loss related to the hedging of our net investment in Euro-denominated assets. Forward contracts for the sale or purchase of foreign currencies as of April 30, 2017, which are designated as net investment hedges under this guidance were as follows:

	Notional Amount	Weighted Avg.	Contract Amount at Forward Rates in U.S. Dollars
Forward Contracts	in Foreign Currency	Forward Rate	Contract Date	April 30, 2017	Maturity Date

Sale Contracts:
Euro	3,000,000	1.0935	$3,280,500	$3,302,790	November 2017

Item 4.	CONTROLS AND PROCEDURES

We conducted an evaluation under the supervision and with participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2017, pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of the evaluation date.

There were no changes in our internal control over financial reporting during the three months ended April 30, 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

From time to time, we are involved in various claims and lawsuits arising in the normal course of business. We do not expect any of these claims, individually or in the aggregate, to have a material adverse effect on our consolidated financial position or results of operations. Any claims that have been filed against us are properly reflected on our consolidated financial position and results of operations, and we believe that the ultimate resolution of claims for any losses will not exceed our insurance policy coverages.

Item 1A.	RISK FACTORS

There have been no material changes from the risk factors disclosed in Part I, Item 1A – Risk Factors in our Annual Report on Form 10-K for the year ended October 31, 2016.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not repurchase any shares of our common stock in the second quarter of fiscal 2017.

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

June 2, 2017

