Form 10-Q
period 2017-07-31
HURCO COMPANIES INC
filed 2017-09-08
CIK 315374

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended July 31, 2017 or
☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to _________.

Commission File No. 0-9143

HURCO COMPANIES, INC.

(Exact name of registrant as specified in its charter)

Indiana	35-1150732
(State or other jurisdiction of	(I.R.S. Employer Identification Number)
incorporation or organization)

One Technology Way
Indianapolis, Indiana	46268
(Address of principal executive offices)	(Zip code)

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

The number of shares of the Registrant's common stock outstanding as of September 1, 2017 was 6,624,197.

HURCO COMPANIES, INC.

Form 10-Q Quarterly Report for Fiscal Quarter Ended July 31, 2017

PART I - FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

HURCO COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2017	2016	2017	2016
	(Unaudited)		(Unaudited)

Sales and service fees	$60,770	$52,403	$167,736	$160,935

Cost of sales and service	43,230	36,268	120,541	110,492

Gross profit	17,540	16,135	47,195	50,443

Selling, general and administrative expenses	12,395	12,042	35,276	35,946

Operating income	5,145	4,093	11,919	14,497

Interest expense	21	23	66	72

Interest income	14	12	32	34

Investment income	5	4	85	110

Other (income) expense, net	(98)	246	193	226

Income before taxes	5,241	3,840	11,777	14,343

Provision for income taxes	1,353	1,120	3,363	4,054

Net income	$3,888	$2,720	$8,414	$10,289

Income per common share

Basic	$0.58	$0.41	$1.26	$1.56
Diluted	$0.58	$0.40	$1.25	$1.54

Weighted average common shares outstanding

Basic	6,624	6,573	6,608	6,567
Diluted	6,695	6,645	6,674	6,639

Dividends paid per share	$0.10	$0.09	$0.29	$0.26

The accompanying notes are an integral part of the condensed consolidated financial statements.

HURCO COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2017	2016	2017	2016
	(Unaudited)		(Unaudited)

Net income	$3,888	$2,720	$8,414	$10,289

Other comprehensive income (loss):

Translation of foreign currency financial statements	3,263	(1,428)	5,419	(416)

(Gain) / loss on derivative instruments reclassified into operations, net of tax of $(310), $(126), $(369) and $(937), respectively	(562)	(229)	(670)	(1,703)

(Loss)/ gain on derivative instruments, net of tax of ($842), $703, ($609) and $391, respectively	(1,531)	1,277	(1,107)	710

Total other comprehensive income (loss)	1,170	(380)	3,642	(1,409)

Comprehensive income	$5,058	$2,340	$12,056	$8,880

The accompanying notes are an integral part of the condensed consolidated financial statements.

HURCO COMPANIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	July 31,	October 31,
	2017	2016
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$61,145	$41,217
Accounts receivable, net	39,258	48,631
Inventories, net	128,231	117,025
Derivative assets	382	1,725
Prepaid assets	8,007	8,207
Other	2,445	1,576
Total current assets	239,468	218,381
Property and equipment:
Land	841	841
Building	7,352	7,352
Machinery and equipment	25,599	23,515
Leasehold improvements	3,665	3,487
	37,457	35,195
Less accumulated depreciation and amortization	(25,112)	(22,898)
Total property and equipment	12,345	12,297
Non-current assets:
Software development costs, less accumulated amortization	5,888	4,926
Goodwill	2,477	2,314
Intangible assets, net	1,118	1,150
Deferred income taxes	6,318	6,138
Investments and other assets, net	6,863	6,743
Total non-current assets	22,664	21,271
Total assets	$274,477	$251,949

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$48,560	$37,200
Accrued expenses and other	12,950	17,231
Accrued warranty expenses	1,701	1,523
Derivative liabilities	4,698	538
Short-term debt	1,487	1,476
Total current liabilities	69,396	57,968
Non-current liabilities:
Deferred income taxes	3,253	4,294
Accrued tax liability	1,168	963
Deferred credits and other	3,692	3,249
Total non-current liabilities	8,113	8,506

Shareholders’ equity:
Preferred stock: no par value per share, 1,000,000 shares authorized, no shares issued	—	—
Common stock: no par value, $.10 stated value per share, 12,500,000 shares authorized, 6,782,006 and 6,720,453 shares issued; and 6,624,197 and 6,573,103 shares outstanding, as of July 31, 2017 and October 31, 2016, respectively	663	657
Additional paid-in capital	60,470	59,119
Retained earnings	143,236	136,742
Accumulated other comprehensive loss	(7,401)	(11,043)
Total shareholders’ equity	196,968	185,475
Total liabilities and shareholders’ equity	$274,477	$251,949

The accompanying notes are an integral part of the condensed consolidated financial statements.

HURCO COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2017	2016	2017	2016
	(Unaudited)		(Unaudited)
Cash flows from operating activities:
Net income	$3,888	$2,720	$8,414	$10,289
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Provision for doubtful accounts	7	(12)	(4)	(57)
Deferred income taxes	32	(153)	(515)	756
Equity in (income) loss of affiliates	(131)	(114)	(323)	(372)
Depreciation and amortization	936	962	2,718	2,896
Foreign currency (gain) loss	(2,745)	1,585	(1,381)	377
Unrealized (gain) loss on derivatives	2,050	(892)	1,523	(340)
Stock-based compensation	441	424	1,088	1,183
Change in assets and liabilities:
(Increase) decrease in accounts receivable	(1,700)	2,231	11,274	4,192
(Increase) decrease in inventories	(5,017)	(5,620)	(4,624)	(21,893)
(Increase) decrease in prepaid expenses	324	424	551	(1,281)
Increase (decrease) in accounts payable	3,943	(2,980)	9,415	(580)
Increase (decrease) in accrued expenses	(35)	222	(4,669)	(2,953)
Net change in deferred tax assets and liabilities	(1,346)	311	(1,140)	(817)
Net change in derivative assets and liabilities	1,051	(665)	1,418	42
Other	254	494	(56)	575
Net cash provided by (used for) operating activities	1,952	(1,063)	23,689	(7,983)

Cash flows from investing activities:
Purchase of property and equipment	(668)	(456)	(1,666)	(1,601)
Proceeds from sale of equipment	—	28	—	264
Software development costs	(593)	(527)	(1,701)	(1,649)

Net cash provided by (used for) investing activities	(1,261)	(955)	(3,367)	(2,986)

Cash flows from financing activities:
Dividends paid	(667)	(592)	(1,920)	(1,712)
Proceeds of exercise of common stock options	—	—	269	—
Repayment of short-term debt	—	—	—	—
Net cash provided by (used for) financing activities	(667)	(592)	(1,651)	(1,712)

Effect of exchange rate changes on cash	507	(514)	1,257	(355)

Net increase (decrease) in cash and cash equivalents	531	(3,124)	19,928	(13,036)

Cash and cash equivalents at beginning of period	60,614	45,325	41,217	55,237

Cash and cash equivalents at end of period	$61,145	$42,201	$61,145	$42,201

The accompanying notes are an integral part of the condensed consolidated financial statements.

HURCO COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

For the Nine Months Ended July 31, 2017 and 2016

(In thousands, except shares outstanding)	Common Stock		Additional		Accumulated Other
	Shares Outstanding	Amount	Paid-in Capital	Retained Earnings	Comprehensive Income (Loss)	Total

Balances, October 31, 2015	6,551,718	$655	$57,539	$125,760	$(9,386)	$174,568

Net income	—	—	—	10,289	—	10,289

Other comprehensive income (loss)	—	—	—	—	(1,409)	(1,409)

Stock-based compensation	21,385	2	1,181	—	—	1,183

Dividends paid	—	—	—	(1,712)	—	(1,712)

Balances, July 31, 2016 (Unaudited)	6,573,103	$657	$58,720	$134,337	$(10,795)	$182,919

Balances, October 31, 2016	6,573,103	$657	$59,119	$136,742	$(11,043)	$185,475

Net income	—	—	—	8,414	—	8,414

Other comprehensive income (loss)	—	—	—	—	3,642	3,642

Exercise of common stock options	12,164	1	268	—	—	269

Stock-based compensation	38,930	5	1,083	—	—	1,088

Dividends paid	—	—	—	(1,920)	—	(1,920)

Balances, July 31, 2017 (Unaudited)	6,624,197	$663	$60,470	$143,236	$(7,401)	$196,968

The accompanying notes are an integral part of the condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	GENERAL

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

The condensed financial information as of July 31, 2017 and for the three and nine months ended July 31, 2017 and July 31, 2016 is unaudited. However, in our opinion, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary to present fairly our consolidated financial position, results of operations, changes in shareholders’ equity and cash flows for and at the end of the interim periods. We suggest that you read these condensed consolidated financial statements in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended October 31, 2016.

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

Derivatives Designated as Hedging Instruments

We enter into foreign currency forward exchange contracts periodically to hedge certain forecasted inter-company sales and purchases denominated in the following foreign currencies: the Pound Sterling, Euro and New Taiwan Dollar. The purpose of these instruments is to mitigate the risk that the U.S. Dollar net cash inflows and outflows resulting from sales and purchases denominated in foreign currencies will be adversely affected by changes in exchange rates. These forward contracts have been designated as cash flow hedge instruments and are recorded in the Condensed Consolidated Balance Sheets at fair value in Derivative assets and Derivative liabilities. The effective portion of the gains and losses resulting from the changes in the fair value of these hedge contracts is deferred in Accumulated other comprehensive loss and recognized as an adjustment to Cost of sales and service in the period that the corresponding inventory sold that is the subject of the related hedge contract is recognized, thereby providing an offsetting economic impact against the corresponding change in the U.S. Dollar value of the inter-company sale or purchase being hedged. The ineffective portion of gains and losses resulting from the changes in the fair value of these hedge contracts is reported in Other (income) expense, net immediately. We perform quarterly assessments of hedge effectiveness by verifying and documenting the critical terms of the hedge instrument and determining that forecasted transactions have not changed significantly. We also assess on a quarterly basis whether there have been adverse developments regarding the risk of a counterparty default.

We had forward contracts outstanding as of July 31, 2017, denominated in Euros, Pounds Sterling and New Taiwan Dollars with set maturity dates ranging from August 2017 through July 2018. The contract amounts, expressed at forward rates in U.S. Dollars at July 31, 2017, were $32.9 million for Euros, $10.3 million for Pounds Sterling and $30.7 million for New Taiwan Dollars. At July 31, 2017, we had approximately $504,000 of losses, net of tax, related to cash flow hedges deferred in Accumulated other comprehensive loss. Included in this amount were $1.4 million of unrealized losses, net of tax, related to cash flow hedge instruments that remain subject to currency fluctuation risk. The majority of these deferred losses will be recorded as an adjustment to Cost of sales and service in periods through July 2018, when the corresponding inventory that is the subject of the related hedge contracts is sold, as described above.

We are also exposed to foreign currency exchange risk related to our investment in net assets in foreign countries. To manage this risk, we entered into a forward contract with a notional amount of €3.0 million in November 2016. We designated this forward contract as a hedge of our net investment in Euro denominated assets. We selected the forward method under Financial Accounting Standards Board, or FASB, guidance related to the accounting for derivatives instruments and hedging activities. The forward method requires all changes in the fair value of the contract to be reported as a cumulative translation adjustment in Accumulated other comprehensive loss, net of tax, in the same manner as the underlying hedged net assets. This forward contract matures in November 2017. As of July 31, 2017, we had $809,000 of realized gains and $186,000 of unrealized losses, net of tax, recorded as cumulative translation adjustments in Accumulated other comprehensive loss related to these forward contracts.

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

We had forward contracts outstanding as of July 31, 2017, denominated in Euros, Pounds Sterling, South African Rand, and New Taiwan Dollar with set maturity dates ranging from August 2017 through November 2017. The contract amounts, expressed at forward rates in U.S. Dollars at July 31, 2017 totaled $55.7 million.

Fair Value of Derivative Instruments

We recognize the fair value of derivative instruments as assets and liabilities on a gross basis on our Condensed Consolidated Balance Sheets. As of July 31, 2017 and October 31, 2016, all derivative instruments were recorded at fair value on the balance sheets as follows (in thousands):

	July 31, 2017		October 31, 2016
	Balance Sheet	Fair	Balance Sheet	Fair
Derivatives	Location	Value	Location	Value

Designated as Hedging Instruments:
Foreign exchange forward contracts	Derivative assets	$352	Derivative assets	$1,721
Foreign exchange forward contracts	Derivative liabilities	$2,782	Derivative liabilities	$173

Not Designated as Hedging Instruments:
Foreign exchange forward contracts	Derivative assets	$30	Derivative assets	$4
Foreign exchange forward contracts	Derivative liabilities	$1,916	Derivative liabilities	$365

Effect of Derivative Instruments on the Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Changes in Shareholders’ Equity and Condensed Consolidated Statements of Income

Derivative instruments had the following effects on our Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Changes in Shareholders’ Equity and Condensed Consolidated Statements of Income, net of tax, during the three months ended July 31, 2017 and 2016 (in thousands):

Derivatives	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Loss)		Location of Gain (Loss) Reclassified from Other Comprehensive Income (Loss)	Amount of Gain (Loss) Reclassified from Other Comprehensive Income (Loss)
	Three Months Ended July 31,			Three Months Ended July 31,
	2017	2016		2017	2016
Designated as Hedging Instruments:
(Effective portion)

Foreign exchange forward contracts – Intercompany sales/purchases	$(1,531)	$1,277	Cost of sales and service	$562	$229

Foreign exchange forward contract – Net investment	$(172)	$59

We recognized losses of $58,000 and $17,000 for the three months ended July 31, 2017 and 2016, respectively, as a result of hedges deemed ineffective for financial reporting purposes and did not qualify as cash flow hedges.

We recognized the following gains and losses in our Condensed Consolidated Statements of Income during the three months ended July 31, 2017 and 2016 on derivative instruments not designated as hedging instruments (in thousands):

Derivatives	Location of Gain (Loss) Recognized in Operations	Amount of Gain (Loss) Recognized in Operations
		Three Months Ended July 31,
		2017	2016
Not Designated as Hedging Instruments:
Foreign exchange forward contracts	Other (income) expense, net	$(2,402)	$1,156

The following table presents the changes in the components of Accumulated other comprehensive loss, net of tax, for the three months ended July 31, 2017 (in thousands):

	Foreign
	Currency	Cash Flow
	Translation	Hedges	Total

Balance, April 30, 2017	$(10,169)	$1,598	$(8,571)
Other comprehensive income (loss) before reclassifications	3,263	(1,531)	1,732
Reclassifications	—	(562)	(562)

Balance, July 31, 2017	$(6,906)	$(495)	$(7,401)

Derivative instruments had the following effects on our Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Changes in Shareholders’ Equity and Condensed Consolidated Statements of Income, net of tax, during the nine months ended July 31, 2017 and 2016 (in thousands):

Derivatives	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Loss)		Location of Gain (Loss) Reclassified from Other Comprehensive Income (Loss)	Amount of Gain (Loss) Reclassified from Other Comprehensive Income (Loss)
	Nine Months Ended July 31,			Nine Months Ended July 31
	2017	2016		2017	2016
Designated as Hedging Instruments:
(Effective portion)

Foreign exchange forward contracts – Intercompany sales/purchases	$(1,107)	$710	Cost of sales and service	$670	$1,703

Foreign exchange forward contract – Net investment	$(142)	$(21)

We recognized gains of $110,000 and $15,000 for the nine months ended July 31, 2017 and 2016, respectively, as a result of hedges deemed ineffective for financial reporting purposes and did not qualify as cash flow hedges.

We recognized the following gains and losses in our Condensed Consolidated Statements of Income during the nine months ended July 31, 2017 and 2016 on derivative instruments not designated as hedging instruments (in thousands):

Derivatives	Location of Gain (Loss) Recognized in Operations	Amount of Gain (Loss) Recognized in Operations
		Nine Months Ended July 31,
		2017	2016
Not designated as hedging instruments:
Foreign exchange forward contracts	Other (income) expense, net	$(1,447)	$56

The following table presents the changes in the components of Accumulated other comprehensive loss, net of tax, for the nine months ended July 31, 2017 (in thousands):

	Foreign
	Currency	Cash Flow
	Translation	Hedges	Total

Balance, October 31, 2016	$(12,325)	$1,282	$(11,043)
Other comprehensive income (loss) before reclassifications	5,419	(1,107)	4,312
Reclassifications	—	(670)	(670)

Balance, July 31, 2017	$(6,906)	$(495)	$(7,401)

3.	EQUITY INCENTIVE PLAN

In March 2016, we adopted the Hurco Companies, Inc. 2016 Equity Incentive Plan (the “2016 Equity Plan”), which allows us to grant awards of stock options, stock appreciation rights, restricted stock, stock units and other stock-based awards. The 2016 Equity Plan replaced the Hurco Companies, Inc. 2008 Equity Incentive Plan (the “2008 Plan”) and is the only active plan under which equity awards may be made by us to our employees and non-employee directors. No further awards will be made under our 2008 Plan. The total number of shares of our common stock that may be issued pursuant to awards under the 2016 Equity Plan is 856,048, which includes 386,048 shares remaining available for future grants under the 2008 Plan as of March 10, 2016, the date our shareholders approved the 2016 Equity Plan.

The Compensation Committee of our Board of Directors has the authority to determine the officers, directors and key employees who will be granted awards under the 2016 Equity Plan; designate the number of shares subject to each award; determine the terms and conditions upon which awards will be granted; and prescribe the form and terms of award agreements. We have granted restricted shares and performance units under the 2016 Equity Plan that are currently outstanding, and we have granted stock options, restricted shares and performance shares under the 2008 Plan that are currently outstanding. No stock option may be exercised more than ten years after the date of grant or such shorter period as the Compensation Committee may determine at the date of grant. The market value of a share of our common stock, for purposes of the 2016 Equity Plan, is the closing sale price as reported by the Nasdaq Global Select Market on the date in question or, if not a trading day, on the last preceding trading date.

A summary of stock option activity for the nine-month period ended July 31, 2017, is as follows:

	Stock Options	Weighted Average Exercise Price

Outstanding at October 31, 2016	107,889	$20.25

Options granted	—	—
Options exercised	(12,164)	22.11
Options cancelled	—	—

Outstanding at July 31, 2017	95,725	$20.01

Summarized information about outstanding stock options as of July 31, 2017, that have already vested and are currently exercisable, are as follows:

Options Already Vested and Currently Exercisable

Number of outstanding options	95,725
Weighted average remaining contractual life (years)	3.48
Weighted average exercise price per share	$20.01
Intrinsic value of outstanding options	$1,253,000

The intrinsic value of an outstanding stock option is calculated as the difference between the stock price as of July 31, 2017 and the exercise price of the option.

On January 5, 2017, the Compensation Committee determined the degree to which the long-term incentive compensation arrangement approved for the fiscal 2014-2016 performance period was attained, and the resulting payout level relative to the target amount for each of the metrics that were established by the Compensation Committee in 2014. As a result, the Compensation Committee determined that a total of 30,683 performance shares were earned by our executive officers, which performance shares vested on January 5, 2017. The vesting date fair value of the performance shares was based on the closing sales price of our common stock on the vesting date, which was $33.90 per share. All related stock-based compensation cost for these vested performance shares was expensed accordingly during the three year performance period ending October 31, 2016.

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

On January 5, 2017, the Compensation Committee also granted a total target number of 18,496 PSUs to our executive officers designated as “PSU – TSR”. These PSUs were weighted as approximately 40% of the overall 2017 executive long-term incentive compensation arrangement and will vest and be paid based upon the total shareholder return of our common stock over the three-year period of fiscal 2017-2019, relative to the total shareholder return of the companies in a specified peer group over that period. Participants will have the ability to earn between 50% of the target number of the PSUs – TSR for achieving threshold performance and 200% of the target number of the PSUs – TSR for achieving maximum performance. The grant date fair value of the PSUs – TSR was $43.25 per PSU and was calculated using the Monte Carlo approach.

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

A reconciliation of the Company’s restricted stock, performance share and PSU activity and related information for the nine-month period ended July 31, 2017 is as follows:

	Number of Shares or Units	Weighted Average Grant Date Fair Value
Unvested at October 31, 2016	147,350	$28.79
Shares or units granted	71,011	34.61
Shares or units vested	(38,930)	26.98
Shares or units cancelled	(7,678)	29.98
Shares withheld	(13,944)	25.89
Unvested at July 31, 2017	157,809	$32.05

During the nine months of fiscal 2017 and 2016, we recorded $1.1 million and $1.2 million, respectively, as stock-based compensation expense related to grants under our equity plans. As of July 31, 2017, there was an estimated $2.4 million of total unrecognized stock-based compensation cost that we expect to recognize by the end of the first quarter of fiscal 2020.

4.	EARNINGS PER SHARE

Per share results have been computed based on the average number of common shares outstanding over the period in question. The computation of basic and diluted net income per share is determined using net income applicable to common shareholders as the numerator and the number of shares outstanding as the denominator as follows (in thousands, except per share amounts):

	Three Months Ended				Nine Months Ended
	July 31,				July 31,
	2017		2016		2017		2016
	Basic	Diluted	Basic	Diluted	Basic	Diluted	Basic	Diluted
Net income	$3,888	$3,888	$2,720	$2,720	$8,414	$8,414	$10,289	$10,289
Undistributed earnings allocated to participating shares	(26)	(26)	(16)	(16)	(56)	(56)	(59)	(59)
Net income applicable to common shareholders	$3,862	$3,862	$2,704	$2,704	$8,358	$8,358	$10,230	$10,230
Weighted average shares outstanding	6,624	6,624	6,573	6,573	6,608	6,608	6,567	6,567
Stock options and contingently issuable shares	—	71	—	72	—	66	—	72
	6,624	6,695	6,573	6,645	6,608	6,674	6,567	6,639

Income per share	$0.58	$0.58	$0.41	$0.40	$1.26	$1.25	$1.56	$1.54

5.	ACCOUNTS RECEIVABLE

Accounts receivable are net of allowances for doubtful accounts of $660,000 as of July 31, 2017 and $664,000 as of October 31, 2016.

6.	INVENTORIES

Inventories, priced at the lower of cost (first-in, first-out method) or market, are summarized below (in thousands):

	July 31, 2017	October 31, 2016
Purchased parts and sub-assemblies	$34,779	$25,661
Work-in-process	19,476	17,724
Finished goods	73,976	73,640
	$128,231	$117,025

7.	SEGMENT INFORMATION

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

From time to time, our subsidiaries guarantee third party payment obligations in connection with the sale of machines to customers that use financing. We follow FASB guidance for accounting for guarantees (codified in ASC 460). As of July 31, 2017, we had 27 outstanding third party payment guarantees totaling approximately $1.2 million. The terms of these guarantees are consistent with the underlying customer financing terms. Upon shipment of a machine, the customer assumes the risk of ownership. The customer does not obtain title, however, until the customer has paid for the machine. A retention of title clause allows us to recover the machine if the customer defaults on the financing. We accrue liabilities under these guarantees at fair value, which amounts are insignificant.

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

	Nine Months Ended July 31,
	2017	2016
Balance, beginning of period	$1,523	$2,186
Provision for warranties during the period	2,442	1,916
Charges to the reserve	(2,317)	(2,315)
Impact of foreign currency translation	53	(11)
Balance, end of period	$1,701	$1,776

The year-over-year decrease in our warranty reserve was primarily due to a reduction in average warranty cost per machine as our machines under warranty shifted from more complex, higher-performance machines.

9.	DEBT AGREEMENTS

On December 7, 2012, we entered into an agreement (the “U.S. credit agreement”) with a financial institution that provided us with an unsecured revolving credit and letter of credit facility. The U.S. credit agreement contains customary financial covenants, including covenants (1) restricting us from making certain investments, loans, advances and acquisitions (but permitting us to make investments in subsidiaries of up to $5.0 million), (2) requiring that we maintain a minimum working capital, and (3) requiring that we maintain a minimum tangible net worth. The U.S. credit agreement permits us to pay certain cash dividends, so long as we are not in default under the U.S. credit agreement before and after giving effect to such dividends.

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

On February 16, 2017, we amended our credit facility in China to decrease the credit facility from 40.0 million Chinese Yuan to 20.0 million Chinese Yuan (approximately $3.0 million) and renewed the facility with an expiration date of February 15, 2018. We had $1.5 million of borrowings under our China credit facility at each of July 31, 2017 and October 31, 2016, which bears interest at variable rates of 4.4% and 4.6% annually, respectively. We also have a £1.0 million revolving credit facility in the United Kingdom and a €1.5 million revolving credit facility in Germany. We had no other debt or borrowings under any of our other credit facilities at either of those dates.

All of our credit facilities are unsecured. At July 31, 2017, we were in compliance with all covenants contained in the related credit agreements and, as of that date, we had unutilized credit facilities of $19.6 million.

10.	INCOME TAXES

Our effective tax rate for the nine months of fiscal 2017 was 29% compared to 28% for the same period in fiscal 2016. The increase in the effective income tax rate was due primarily to changes in the geographic mix of income or loss between tax jurisdictions.

We recorded income tax expense of $3.4 million during the nine months of fiscal 2017, compared to $4.1 million for the corresponding period in fiscal 2016, primarily as a result of a decrease in pre-tax income period-over-period.  We have not provided for any U.S. income taxes on the undistributed earnings of our wholly-owned foreign subsidiaries based upon our determination that such earnings will be indefinitely reinvested.  In the event these earnings are later distributed to our U.S. operations, such distributions would likely result in additional U.S. tax that may be offset, at least in part, by associated foreign tax credits.

Our unrecognized tax benefits were $1.2 million as of July 31, 2017 and $1.1 million as of October 31, 2016, and in each case included accrued interest.

We recognize accrued interest and penalties related to unrecognized tax benefits as components of income tax expense.   As of July 31, 2017, the gross amount of interest accrued, reported in Accrued expenses and other, was approximately $62,000, which did not include the federal tax benefit of interest deductions.

We file U.S. federal and state income tax returns, as well as tax returns in several foreign jurisdictions.  The statutes of limitations with respect to unrecognized tax benefits will expire between July 2018 and July 2019. We are under audit by the Internal Revenue Service (IRS) for our federal income tax return for fiscal year 2015.

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

In accordance with this guidance, the following table represents the fair value hierarchy for our financial assets and liabilities measured at fair value as of July 31, 2017 and October 31, 2016 (in thousands):

	Assets		Liabilities
	July 31, 2017	October 31, 2016	July 31, 2017	October 31, 2016
Level 1
Deferred Compensation	$1,572	$1,363	$-	$-

Level 2
Derivatives	$382	$1,725	$4,698	$538

Included in Level 1 assets are mutual fund investments under a nonqualified deferred compensation plan. We estimate the fair value of these investments on a recurring basis using market prices that are readily available.

Included in Level 2 fair value measurements are derivative assets and liabilities related to gains and losses on foreign currency forward exchange contracts entered into with a third party. We estimate the fair value of these derivatives on a recurring basis using foreign currency exchange rates obtained from active markets. Derivative instruments are reported in the accompanying condensed consolidated financial statements at fair value. We have derivative financial instruments in the form of foreign currency forward exchange contracts as described in Note 2 of Notes to the Condensed Consolidated Financial Statements. The U.S. Dollar equivalent notional amounts of these contracts was $128.5 million and $125.6 million at July 31, 2017 and October 31, 2016, respectively. The fair value of Derivative assets recorded on our Condensed Consolidated Balance Sheets was $0.4 million at July 31, 2017 and $1.7 million at October 31, 2016. The fair value of Derivative liabilities recorded on our Condensed Consolidated Balance Sheets was $4.7 million at July 31, 2017 and $0.5 million at October 31, 2016.

The fair value of our foreign currency forward exchange contracts and the related currency positions are subject to offsetting market risk resulting from foreign currency exchange rate volatility. The counterparty to the forward exchange contracts is a substantial and creditworthy financial institution. We do not consider either the risk of counterparty non-performance or the economic consequences of counterparty non-performance to be material risks.

12.	CONTINGENCIES AND LITIGATION

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

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), establishing a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. This standard provides a five-step analysis in determining when and how revenue is recognized. The new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services and will supersede most of the existing revenue recognition guidance, including industry-specific guidance. Between August 2015 and December 2016, the FASB issued five additional updates to Topic 606 to provide further guidance and clarification in accounting for revenue arising from contracts with customers under ASU 2014-09. We have the option of applying this new standard retrospectively to each prior period presented (“full retrospective approach”) or retrospectively with the cumulative effect recognized in retained earnings as of the date of adoption (“modified retrospective approach”). The new guidance is effective for annual reporting periods beginning after December 15, 2017 (and any interim periods included therein) and, therefore, for our fiscal year ending October 31, 2019. We have not yet determined the impact this new accounting standard may have on our consolidated financial statements. During the second and third quarters of fiscal 2017, we developed a project plan and timeline to complete an assessment of the potential impact that this accounting standard will have on our consolidated financial statements. During the third quarter of fiscal 2017, this assessment included training of our key personnel, sampling of our customer contracts and revenue stream evaluation. At this time, we expect to use the modified retrospective approach. In the fourth quarter of fiscal 2017 and in fiscal 2018, we expect to implement and test any changes in policy, processes, systems and internal controls and to compute required transition adjustments and disclosures related to our implementation of this new accounting standard.

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

In January 2017, the FASB issued ASU No. 2017-04, Intangibles–Goodwill and Other (Topic 350): Simplifying the Test of Goodwill Impairment, which eliminates Step 2 from the goodwill impairment test, (i.e., the requirement for an entity to calculate the implied fair value of goodwill in measuring a goodwill impairment loss). ASU 2017-04 provides that a company should perform its goodwill impairment test by comparing the fair value of a reporting unit with its carrying value and should recognize an impairment charge if the carrying value exceeds the fair value of the reporting unit, but only to the extent of the goodwill amount allocated to that reporting unit. Companies will still have the option to perform a qualitative assessment to determine if the quantitative impairment test is necessary. ASU 2017-04 is effective for our fiscal year 2021, including interim periods within the fiscal year. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates on or after January 1, 2017. We do not expect that the adoption of this accounting standard update will have a material effect on our consolidated financial statements.

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

Item 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) contains information intended to help provide an understanding of our financial condition and other related matters, including our liquidity, capital resources and results of operations. The MD&A is provided as a supplement to, and should be read in conjunction with, our unaudited financial statements and the notes accompanying our unaudited financial statements appearing elsewhere in this report, as well as our audited financial statements, the accompanying notes and the MD&A included in our Annual Report on Form 10-K for the year ended October 31, 2016.

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

The market for machine tools is international in scope. We have both significant foreign sales and significant foreign manufacturing operations. During the nine months of fiscal 2017, approximately 54% of our revenues was attributable to customers in Europe, where we typically sell more of our higher-performance, higher-priced VMX series machines. Additionally, approximately 15% of our revenues were attributable to customers in Asia, where we generally sell more of our entry-level, lower-priced machines, and where we also encounter greater price pressures.

We have three brands of CNC machine tools in our product portfolio: Hurco is the premium brand focused on sophisticated technology; Milltronics is the entry-level brand with a simplified control and straightforward feature sets; and Takumi is an industry-standard brand with machines that are equipped with industry-standard controls instead of the proprietary controls found on Hurco and Milltronics machines. Typically, manufacturing facilities that use industry standard controls focus on medium to high production, wherein they run large batches of a few types of parts instead of small batches of many different types of parts. The Hurco, Milltronics and Takumi product lines represent a comprehensive product portfolio of more than 150 different models. In addition, through our wholly–owned subsidiary LCM Precision Technology S.r.l. (“LCM”), we produce machine tool components and accessories.

We sell our products through more than 170 independent agents and distributors throughout the Americas, Europe and Asia. Although some distributors carry competitive products, we are the primary line for the majority of our distributors globally. We also have our own direct sales and service organizations in China, France, Germany, India, Italy, Poland, Singapore, South Africa, Taiwan, the United Kingdom and certain parts of the United States, which are among the world’s principal machine tool consuming markets. The vast majority of our machine tools are manufactured to our specifications primarily by our wholly-owned subsidiary in Taiwan, Hurco Manufacturing Ltd. (“HML”). Machine castings and components to support HML’s production are manufactured by our wholly-owned subsidiary in Ningbo, China, Ningbo Machine Tool Co., Ltd. Components to support our SRT line of five-axis machining centers, such as the direct drive spindle, swivel head and rotary table, are manufactured by LCM.

Our sales to foreign customers are denominated, and payments by those customers are made, in the prevailing currencies in the countries in which those customers are located (primarily the Euro, Pound Sterling and Chinese Yuan). Our product costs are incurred and paid primarily in the New Taiwan Dollar and the U.S. Dollar. Changes in currency exchange rates may have a material effect on our operating results and consolidated financial statements as reported under U.S. Generally Accepted Accounting Principles. For example, when the U.S. Dollar weakens in value relative to a foreign currency, sales made, and expenses incurred, in that currency when translated to U.S. Dollars for reporting in our financial statements are higher than would be the case when the U.S. Dollar is stronger. In the comparison of our period-to-period results, we discuss the effect of currency translation on those results, which reflect translation to U.S. Dollars at exchange rates prevailing during the period covered by those financial statements.

Our high levels of foreign manufacturing and sales also expose us to cash flow risks due to fluctuating currency exchange rates. We seek to mitigate those risks through the use of various derivative instruments – principally foreign currency forward exchange contracts, as discussed in Note 2 of Notes to the Condensed Consolidated Financial Statements.

RESULTS OF OPERATIONS

Three Months Ended July 31, 2017 Compared to Three Months Ended July 31, 2016

Sales and Service Fees. Sales and service fees for the third quarter of fiscal 2017 were $60.8 million, an increase of $8.4 million, or 16%, compared to the corresponding period in fiscal 2016, and included a favorable currency impact of $0.3 million, or less than 1%, when translating foreign sales to U.S. dollars for financial reporting purposes.

Sales and Service Fees by Geographic Region

The following table sets forth net sales and service fees by geographic region for the third quarter of fiscal 2017 and 2016 (dollars in thousands):

	Three Months Ended July 31,				Change
	2017		2016		Amount	%
Americas	$17,184	28%	$13,224	25%	$3,960	30%
Europe	33,813	56%	31,211	60%	2,602	8%
Asia Pacific	9,773	16%	7,968	15%	1,805	23%
Total	$60,770	100%	$52,403	100%	$8,367	16%

Sales in the Americas for the third quarter of fiscal 2017 increased by 30% compared to the corresponding period in fiscal 2016, due primarily to increased sales of vertical milling machines from all product lines (Hurco, Takumi and Milltronics) in the U.S. The increased sales in the U.S. reflect improved market conditions and demand from customers in all regions of the country. European sales for the third quarter of fiscal 2017 increased by 8%, compared to the corresponding period in fiscal 2016, and included a favorable currency impact of less than 1%, when translating foreign sales to U.S. dollars for financial reporting purposes. The increase in European sales for the third quarter of fiscal 2017 was primarily attributable to an increased sales volume of Hurco and Takumi machines in Italy, Germany and the United Kingdom. Asian Pacific sales for the third quarter of fiscal 2017 increased by 23% compared to the corresponding period in fiscal 2016, primarily due to increased sales of Hurco and Takumi machines in China and India.

Sales and Service Fees by Product Category

The following table sets forth net sales and service fees by product category for the third quarter of fiscal 2017 and 2016 (dollars in thousands):

	Three Months Ended July 31,				Change
	2017		2016		Amount	%
Computerized Machine Tools	$52,244	86%	$44,419	85%	$7,825	18%
Computer Control Systems and Software †	549	1%	499	1%	50	10%
Service Parts	5,930	10%	5,587	11%	343	6%
Service Fees	2,047	3%	1,898	3%	149	8%
Total	$60,770	100%	$52,403	100%	$8,367	16%

† Amounts shown do not include computer control systems and software sold as an integrated component of computerized machine systems.

Sales of computerized machine tools during the third quarter of fiscal 2017 included a favorable currency impact of less than 1% compared to the corresponding prior year period. The increase in sales of computerized machine tools year-over-year was driven primarily by an increase in sales volume of Hurco and Takumi machines in the Americas, Italy and Asia Pacific. Sales of computer control systems and software, service parts and service fees increased during the third quarter of fiscal 2017 compared to the corresponding prior year period due primarily to the increase in demand for software and aftermarket sales and service in Germany.

Orders. Orders for the third quarter of fiscal 2017 were $62.5 million, an increase of $15.0 million, or 31%, compared to the corresponding period in fiscal 2016, and included a favorable currency impact of $0.3 million, or less than 1%, when translating foreign orders to U.S. dollars.

The following table sets forth new orders booked by geographic region for the third quarter of fiscal 2017 and 2016 (dollars in thousands):

	Three Months Ended July 31,				Change
	2017		2016		Amount	%
Americas	$19,728	32%	$13,449	28%	$6,279	47%
Europe	35,821	57%	27,696	58%	8,125	29%
Asia Pacific	6,996	11%	6,425	14%	571	9%
Total	$62,545	100%	$47,570	100%	$14,975	31%

Orders in the Americas for the third quarter of fiscal 2017 increased by 47%, compared to the corresponding period in fiscal 2016, due primarily to increased demand in the U.S. for vertical milling machines and lathes. The increase in demand has come from all product lines (Hurco, Takumi and Milltronics). European orders for the third quarter of fiscal 2017 increased by 29%, compared to the corresponding period in fiscal 2016. The year-over-year increase in European orders for the third quarter was driven primarily by increased demand for Hurco vertical milling machines in Italy and Germany, as well as increased demand for LCM machine tool components and accessories. Asian Pacific orders for the third quarter of fiscal 2017 increased by 9%, compared to the corresponding prior year period, driven primarily by increased demand for Hurco and Takumi machines in all Asian Pacific countries in which our customers are located, with the largest increase coming from China.

Gross Profit. Gross profit for the third quarter of fiscal 2017 was $17.5 million, or 29% of sales, compared to $16.1 million, or 31% of sales, for the corresponding prior year period. The year-over-year decrease in gross profit as a percentage of sales for the third quarter of fiscal 2017 primarily reflected a sales mix comprised of more entry-level machines, such as those under the Milltronics and Takumi brands, in price competitive geographic regions, such as the Americas and Asia Pacific.

Operating Expenses. Selling, general and administrative expenses for the third quarter of fiscal 2017 were $12.4 million, or 20% of sales, compared to $12.0 million, or 23% of sales, in the corresponding period in fiscal 2016, and included an unfavorable currency impact of $0.1 million when translating foreign expenses to U.S. dollars for financial reporting purposes.

Operating Income. Operating income for the third quarter of fiscal 2017 was $5.1 million compared to $4.1 million for the corresponding period in fiscal 2016. The increase in operating income year-over-year was driven primarily by an increase in the volume of sales of vertical milling machines from all product lines and across all regions.

Other (Income) Expense, Net. Other (income) expense, net in the third quarter of fiscal 2017 increased by $0.3 million from the corresponding period in fiscal 2016 due to net realized and unrealized losses from foreign currency fluctuations on payables and receivables, net of foreign currency forward exchange contracts.

Income Taxes. We recorded income tax expense during the third quarter of fiscal 2017 of $1.4 million compared to $1.1 million for the corresponding period in fiscal 2016. Our effective tax rate for the third quarter of fiscal 2017 was 26%, compared to 29% in the corresponding prior year period. The decrease in the effective tax rate year-over-year was due to changes in the geographic mix of income and loss among tax jurisdictions.

Nine Months Ended July 31, 2017 Compared to Nine Months Ended July 31, 2016

Sales and Service Fees. Sales and service fees for the nine months of fiscal 2017 were $167.7 million, an increase of $6.8 million, or 4%, compared to the corresponding period in fiscal 2016, and included a negative currency impact of $2.9 million, or 2%, when translating foreign sales to U.S. dollars for financial reporting purposes.

Sales and Service Fees by Geographic Region

The following table sets forth net sales and service fees by geographic region for the nine months of fiscal 2017 and 2016 (dollars in thousands):

	Nine Months Ended July 31,				Change
	2017		2016		Amount	%
Americas	$51,943	31%	$47,098	29%	$4,845	10%
Europe	90,957	54%	92,221	57%	(1,264)	-1%
Asia Pacific	24,836	15%	21,616	14%	3,220	15%
Total	$167,736	100%	$160,935	100%	$6,801	4%

Sales in the Americas for the nine months of fiscal 2017 increased by 10%, compared to the corresponding period in fiscal 2016, due primarily to increased sales of vertical milling machines from all product lines (Hurco, Takumi and Milltronics) in the U.S. The increased sales in the U.S. reflect improved market conditions and demand from customers in all regions of the country. European sales for the nine months of fiscal 2017 decreased by 1%, compared to the corresponding period in fiscal 2016, and included a negative currency impact of 3% when translating foreign sales to U.S. dollars for financial reporting purposes. Excluding the negative impact of currency, the year-over-year increase in European sales for the nine months of fiscal 2017 was driven primarily by increased sales of Hurco machines in the United Kingdom and increased sales of machine tool components and accessories manufactured by LCM. Asian Pacific sales for the nine months of fiscal 2017 increased by 15% compared to the corresponding period in fiscal 2016, primarily due to increased sales of Hurco and Takumi machines in China and India.

Sales and Service Fees by Product Category

The following table sets forth net sales and service fees by product category for the nine months of fiscal 2017 and 2016 (dollars in thousands):

	Nine Months Ended July 31,				Change
	2017		2016		Amount	%
Computerized Machine Tools	$142,771	85%	$137,258	85%	$5,513	4%
Control Systems and Software †	1,685	1%	1,678	1%	7	0%
Service Parts	17,583	11%	16,215	10%	1,368	8%
Service Fees	5,697	3%	5,784	4%	(87)	-2%
Total	$167,736	100%	$160,935	100%	$6,801	4%

† Amounts shown do not include computer control systems and software sold as an integrated component of computerized machine systems.

Sales of computerized machine tools and computer control systems and software during the nine months of fiscal 2017 included a negative currency impact of 2% compared to the corresponding prior year period. The increase in sales of computerized machine tools year-over-year was driven primarily by an increase in sales volume of Hurco and Takumi machines in the Americas and Asia Pacific, particularly China. Sales of service parts increased in the nine months of fiscal 2017 compared to the corresponding prior year period due primarily to an increase in aftermarket sales of Hurco and Milltronics components in Germany and the Americas. Service fees decreased in the nine months of fiscal 2017 compared to the corresponding prior year period due primarily to decreased demand for aftermarket service in the Americas.

Orders. Orders for the nine months of fiscal 2017 were $186.9 million, an increase of $34.8 million, or 23%, compared to the corresponding period in fiscal 2016, and included a negative currency impact of $3.5 million, or 2%, when translating foreign orders to U.S. dollars.

The following table sets forth new orders booked by geographic region for the nine months of fiscal 2017 and 2016 (dollars in thousands):

	Nine Months Ended July 31,				Change
	2017		2016		Amount	%
Americas	$58,544	31%	$42,418	28%	$16,126	38%
Europe	100,741	54%	89,604	59%	11,137	12%
Asia Pacific	27,644	15%	20,058	13%	7,586	38%
Total	$186,929	100%	$152,080	100%	$34,849	23%

Orders in the Americas for the nine months of fiscal 2017 increased by 38%, compared to the corresponding period in fiscal 2016, due primarily to increased demand in the U.S. for vertical milling machines and lathes. The increase in demand has come from all product lines (Hurco, Takumi and Milltronics). European orders for the nine months of fiscal 2017 increased by 12%, compared to the corresponding prior year period, and included a negative currency impact of 4%, when translating foreign orders to U.S. dollars. The year-over-year increase in European orders for the nine months of fiscal 2017 was primarily due to increased customer demand for Hurco and Takumi vertical milling machines in the United Kingdom and Germany. Asian Pacific orders for the nine months of fiscal 2017 increased by 38%, compared to the corresponding prior year period, driven primarily by increased demand for Hurco and Takumi machines in all Asian Pacific countries in which our customers are located, with the largest increase coming from China.

Gross Profit. Gross profit for the nine months of fiscal 2017 was $47.2 million, or 28% of sales, compared to $50.4 million, or 31% of sales, for the corresponding prior year period. The year-over-year decrease in gross profit as a percentage of sales for the nine months of fiscal 2017 primarily reflected the negative impact of foreign currency translation compared to the corresponding prior year period and a sales mix comprised of more entry-level machines, such as those under the Milltronics and Takumi brands, in price competitive geographic regions, such as the Americas and Asia Pacific. The decrease in gross profit as a percentage of sales year to date was the biggest driver in the year-over-year reduction in earnings per share.

Operating Expenses. Selling, general and administrative expenses for the nine months of fiscal 2017 were $35.3 million, or 21% of sales, compared to $35.9 million, or 22% of sales, in the corresponding period in fiscal 2016, and included a favorable currency impact of $0.5 million when translating foreign expenses to U.S. dollars for financial reporting purposes.

Operating Income. Operating income for the nine months of fiscal 2017 was $11.9 million compared to $14.5 million for the corresponding period in fiscal 2016. The year-over-year decrease in operating income for the nine months of fiscal 2017 primarily reflected the negative impact of foreign currency translation compared to the corresponding prior year period and a sales mix comprised of more entry-level machines, such as those under the Milltronics and Takumi brands, in price competitive geographic regions, such as the Americas and Asia Pacific.

Other (Income) Expense, Net. Other (income) expense, net in the nine months of fiscal 2017 was approximately $0.2 million, which was relatively unchanged compared to the corresponding prior year period.

Income Taxes. We recorded income tax expense during the nine months of fiscal 2017 of $3.4 million compared to $4.1 million for the corresponding period in fiscal 2016. Our effective tax rate for the nine months of fiscal 2017 was 29%, compared to 28% in the corresponding prior year period. The increase in the effective tax rate year-over-year was due to changes in the geographic mix of income and loss among tax jurisdictions.

LIQUIDITY AND CAPITAL RESOURCES

At July 31, 2017, we had cash and cash equivalents of $61.1 million, compared to $41.2 million at October 31, 2016. Approximately 53% of the $61.1 million of cash and cash equivalents is denominated in U.S. Dollars. The balance is attributable to our foreign operations, is held in the local currencies of our various foreign entities and is subject to fluctuations in currency exchange rates. We have not provided for any U.S. income taxes on the undistributed earnings of our wholly-owned foreign subsidiaries based upon our determination that such earnings will be indefinitely reinvested.  In the event these earnings are later distributed to our U.S. operations, such distributions would likely result in additional U.S. tax that may be offset, at least in part, by associated foreign tax credits. We do not believe that the indefinite reinvestment of these funds offshore impairs our ability to meet our domestic working capital needs.

Working capital was $170.1 million at July 31, 2017, compared to $160.4 million at October 31, 2016. The increase in working capital was primarily due to the increase in cash and inventories, partially offset by a reduction in accounts receivable.

Capital expenditures of $3.4 million during the nine months of fiscal 2017 were primarily for software development costs, purchase of equipment for our production facilities and capital improvements in existing facilities. We funded these expenditures with cash on hand.

At July 31, 2017, we had $1.5 million of borrowings outstanding under our China credit facility. We had no other debt or borrowings under any of our other credit facilities. At July 31, 2017, we had an aggregate of $19.6 million available for borrowing under our credit facilities and were in compliance with all covenants relating thereto.

We believe our cash position and borrowing capacity under our credit facilities provide adequate liquidity to fund our operations and allow us to remain committed to our strategic plan of product innovation and targeted penetration of developing markets.

We continue to receive and review information on businesses and assets for potential acquisition, including intellectual property assets that are available for purchase.

CRITICAL ACCOUNTING POLICIES

Our accounting policies, which are described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2016, require management to make significant estimates and assumptions using information available at the time the estimates are made. These estimates and assumptions significantly affect various reported amounts of assets, liabilities, revenues, and expenses. If our future experience differs materially from these estimates and assumptions, our results of operations and financial condition would be affected. There were no material changes to our critical accounting policies during the nine months of fiscal 2017.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

There have been no material changes related to our contractual obligations and commitments from the information provided in our Annual Report on Form 10-K for the fiscal year ended October 31, 2016.

OFF BALANCE SHEET ARRANGEMENTS

From time to time, our subsidiaries guarantee third party payment obligations in connection with the sale of machines to customers that use financing. We follow FASB guidance for accounting for guarantees (codified in ASC 460). As of July 31, 2017, we had 27 outstanding third party payment guarantees totaling approximately $1.2 million. The terms of these guarantees are consistent with the underlying customer financing terms. Upon shipment of a machine, the customer assumes the risk of ownership. The customer does not obtain title, however, until it has paid for the machine. A retention of title clause allows us to recover the machine if the customer defaults on the financing. We accrue liabilities under these guarantees at fair value, which amounts are insignificant.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

Certain statements made in this report constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from those expressed or implied by the statements. These risks, uncertainties and other factors include, but are not limited to:

•	The cyclical nature of the machine tool industry;
•	Uncertain economic conditions, which may adversely affect overall demand, in the Americas, Europe and/or Asia Pacific markets;
•	The risks of our international operations;
•	The limited number of our manufacturing sources;
•	The effects of changes in currency exchange rates;
•	Our dependence on new product development;
•	Possible obsolescence of our technology and the need to make technological advances;
•	Competition with larger companies that have greater financial resources;
•	Increases in the prices of raw materials, especially steel and iron products;
•	Acquisitions that could disrupt our operations and affect operating results;
•	Impairment of our assets;
•	Negative or unforeseen tax consequences;
•	The need and/or ability to protect our intellectual property assets;

•	Our ability to integrate acquisitions;
•	Uncertainty concerning our ability to use tax loss carryforwards;
•	Breaches of our network and system security measures;
•	The effect of the loss of members of senior management and key personnel; and
•	Governmental actions, initiatives and regulations, including import and export restrictions and tariffs and changes to tax laws.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Interest on borrowings on our credit facilities are variable and tied to prevailing domestic and foreign interest rates. At July 31, 2017, we had $1.5 million of borrowings outstanding under our China credit facility. We had no other debt or borrowings under any of our other credit facilities.

Foreign Currency Exchange Risk

In the nine months of fiscal 2017, we derived approximately 69% of our revenues from customers located outside of the Americas. All of our computerized machine tools and computer control systems, as well as certain proprietary service parts, are sourced by our U.S.-based engineering and manufacturing division and re-invoiced to our foreign sales and service subsidiaries, primarily in their functional currencies.

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

Forward contracts for the sale or purchase of foreign currencies as of July 31, 2017, which are designated as cash flow hedges under FASB guidance related to accounting for derivative instruments and hedging activities, were as follows:

	Notional Amount	Weighted Average		Contract Amount at Forward Rates in U.S. Dollars
Forward Contracts	in Foreign Currency	Forward Rate		Contract Date	July 31, 2017	Maturity Dates

Sale Contracts:
Euro	27,570,000	1.1181		30,826,308	32,894,700	Aug 2017 – Jul 2018
Pound Sterling	7,760,000	1.2838		9,962,150	10,289,410	Aug 2017 – Jul 2018

Purchase Contracts:
New Taiwan Dollar	923,500,000	30.311	*	30,467,529	30,721,741	Aug 2017 – Jul 2018

*New Taiwan Dollars per U.S. Dollar

Forward contracts for the sale or purchase of foreign currencies as of July 31, 2017, which were entered into to protect against the effects of foreign currency fluctuations on receivables and payables denominated in foreign currencies and are not designated as hedges under FASB guidance, were as follows:

	Notional Amount	Weighted Average		Contract Amount at Forward Rates in U.S. Dollars
Forward Contracts	in Foreign Currency	Forward Rate		Contract Date	July 31, 2017	Maturity Dates

Sale Contracts:
Euro	24,560,772	1.1176		27,448,938	29,200,024	Aug 2017 – Oct 2017
Pound Sterling	510,870	1.3144		671,464	674,761	Aug 2017
South African Rand	16,917,100	0.0740		1,251,307	1,263,967	Oct 2017

Purchase Contracts:
New Taiwan Dollar	739,143,303	30.015	*	24,625,908	24,520,387	Aug 2017 – Nov 2017

* New Taiwan Dollars per U.S. Dollar

We are also exposed to foreign currency exchange risk related to our investment in net assets in foreign countries. To manage this risk, we have maintained a forward contract with a notional amount of €3.0 million. We designated this forward contract as a hedge of our net investment in Euro denominated assets. We selected the forward method under FASB guidance related to the accounting for derivatives instruments and hedging activities. The forward method requires all changes in the fair value of the contract to be reported as a cumulative translation adjustment in Accumulated other comprehensive loss, net of tax, in the same manner as the underlying hedged net assets. This forward contract matures in November 2017. As of July 31, 2017, we had $809,000 of realized gains and $186,000 of unrealized losses, net of tax, recorded as cumulative translation adjustments in Accumulated other comprehensive loss related to these forward contracts.

	Notional Amount	Weighted Average	Contract Amount at Forward Rates in U.S. Dollars
Forward Contracts	in Foreign Currency	Forward Rate	Contract Date	July 31, 2017	Maturity Date

Sale Contracts:
Euro	3,000,000	1.0935	3,280,500	3,569,340	November 2017

Item 4. CONTROLS AND PROCEDURES

We conducted an evaluation, under the supervision and with participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2017, pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of the evaluation date.

There were no changes in our internal control over financial reporting during the three months ended July 31, 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We did not repurchase any shares of our common stock in the third quarter of fiscal 2017.

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

September 8, 2017

