Form 10-K
period 2017-10-31
HURCO COMPANIES INC
filed 2018-01-05
CIK 315374

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended October 31, 2017 or
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to _________.

Commission File No. 0-9143

HURCO COMPANIES, INC.

(Exact name of registrant as specified in its charter)

Indiana	35-1150732
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

One Technology Way
Indianapolis, Indiana	46268
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code	(317) 293-5309
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, No Par Value	Nasdaq Global Select Market

Securities registered pursuant to Section 12(g) of the Act:       None

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

Yes ☒       No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.       ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

☐	Large accelerated filer
☒	Accelerated filer
☐	Non-accelerated filer (Do not check if a smaller reporting company)
☐	Smaller reporting company
☐	Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐       No ☒

The aggregate market value of the registrant’s voting stock held by non-affiliates as of April 28, 2017 (the last business day of our most recently completed second quarter) was $192,102,000.

The number of shares of the registrant’s common stock outstanding as of December 18, 2017 was 6,641,197.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the registrant’s Proxy Statement for its 2018 Annual Meeting of Shareholders (Part III).

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

General

Hurco Companies, Inc. is an international, industrial technology company.  We design, manufacture and sell computerized (i.e., Computer Numeric Control (“CNC”)) machine tools, consisting primarily of vertical machining centers (mills) and turning centers (lathes), to companies in the metal cutting industry through a worldwide sales, service and distribution network.  Although the majority of our computer control systems and software products are proprietary, they predominantly use industry standard personal computer components.  Our computer control systems and software products are primarily sold as integral components of our computerized machine tool products.  We also provide machine tool components, software options, control upgrades, accessories and replacement parts for our products, as well as customer service and training and applications support. As used in this report, the words “we”, “us”, “our”, “Hurco” and the “Company” refer to Hurco Companies, Inc. and its consolidated subsidiaries.

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

Industry association data for the U.S. machine tool market is available and that market accounts for approximately 9% of worldwide consumption.  Reports available for the U.S. machine tool market include:

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

A limited amount of information is available for foreign markets, and different reporting methodologies are used by various countries.  Machine tool consumption data, published by Gardner Publications, Inc., calculates machine tool consumption annually by country.  It is important to note that data for foreign countries are based on government reports that may lag 6 to 12 months behind real-time and, therefore, are unreliable for forecasting purposes.

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

The following table sets forth the contribution of each of our product groups and services to our total revenues during each of the past three fiscal years (in thousands):

Net Sales and Service Fees by Product Category

	Year Ended October 31,
	2017		2016		2015
Computerized Machine Tools*	$209,311	86%	$195,618	86%	$189,712	87%
Computer Control Systems and Software †	2,324	1%	2,078	1%	3,085	1%
Service Parts	24,255	10%	21,908	10%	19,375	9%
Service Fees	7,777	3%	7,685	3%	7,211	3%
Total	$243,667	100%	$227,289	100%	$219,383	100%

*	Amounts shown include sales of Milltronics and Takumi computerized machine tools to third parties since the respective dates of those acquisitions during the third quarter of fiscal 2015.
†	Amounts shown do not include computer control systems and software sold as an integrated component of computerized machine systems.

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

Our offering of Hurco machining centers, currently equipped with either a dual touch-screen console or a single touch-screen console, consists of the following product lines:

HTM/HTL Product Line

The HTM/HTL product line includes a tool room mill and tool room lathe. These models are designed for easy access to the table or chuck and are popular in tool room, prototype and maintenance applications. There is a 30 inch X-travel mill and an 8-inch chuck lathe.

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

Five-Axis Product Line

The five-axis product line is targeted at manufacturers seeking to produce multi-sided parts or true five-axis in a single setup. Machines in this product line can yield significant productivity gains for manufacturers that previously had to process each side of a part separately. Additionally, investing in five-axis technology helps our customers to expand their customer base, as they are able to bid on more complex projects that require simultaneous five-axis operations. The five-axis product line consists of 18 models with three different configurations: swivel head, trunnion table, and cantilever.

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

BX Product Line

The BX product line is for customers that require higher accuracy parts as they are built with an extremely rigid double column design that offers superior vibration dampening and excellent thermal characteristics. Three models are available, two with 40 inch X-travel (a three-axis version and a five-axis version) as well as a 53 inch X-travel model.

HM/HMX Product Line

The HM product line offers customers moderately priced horizontal machining centers designed for small lot sizes. Two models are available, one with a rotary table and one with a plain table. They both have X-travel of 67 inches. The HMX product line is beneficial to manufacturers entering production manufacturing versus small batch manufacturing. The HMX machines have expanded tool capacity, a comprehensive chip management system, a built-in pallet changer, and a box-in-box design supported at both the top and bottom to increase rigidity for long production runs and heavy cuts. The HMX product line consists of three models in three sizes with X-axis travels of 24, 32, and 41 inches.

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

New Product Lines

In fiscal 2017, we introduced the VC500, a moderately-priced cantilever five-axis machine that features a generous 20-inch diameter table. Additionally, a new tool room lathe called the HTL8-60 was introduced for tool room applications. This open bed lathe provides easy access to the workpiece. Hurco has designed and offers a 3D print head technology that allows a Hurco CNC machine to be used for 3D printing, which is advantageous for prototyping. In fiscal 2017, we launched the second generation of this technology which better integrates the device into the WinMax® control software. It is used as an attachment to an existing machine and requires no external power supply.

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

The Milltronics portfolio consists of the following product lines:

VM General Purpose (GP) Product Line

The VM-GP product line consists of attractively-priced vertical machining centers designed for job shops, prototype, research and development and other general machining applications. These belt-driven models are 40-taper and available in four different sizes – all with the Series 9000 control. Customers can choose models with X-axis (horizontal) travels of 25, 30, 40 or 50 inches.

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

BR Product Line

The BR product line consists of high-speed bridge mills that are used in pattern shops and the aerospace industry in addition to job shops, due to the large table and travels that support a wide range of part sizes. BR machines have inline spindles and are available as six models in three sizes with X-axis travels of 100, 150, and 200 inches. BR machines offer the Series 8200-B control.

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

SL Product Line

The SL product line of slant-bed lathes (horizontal turning centers) is designed for entry-level job shops and contract manufacturers seeking efficient processing of small to medium lot sizes. There are two models with chuck sizes of 6 and 10 inches. These compact machines feature the Series 8200-B control.

ML Product Line

The ML product line consists of combination lathes that the customer can configure for either tool room or production applications with the option to add live tooling.   There are 17 models available in a variety of thru hole sizes and in the following six swing-over bed diameters: 17, 19, 23, 27, 36, and 39.7 inches. These flexible machines feature the Series 8200-B control.

New Product Lines

In fiscal 2017, we introduced a new CNC knee mill called the VK4-II featuring the 8200-B control, designed for entry level or tool room applications. The first model of the next generation of SL lathes was also introduced, called the SL8-II. This new series will eventually replace the SL Series with more fully featured models and the 9000 Series control.

Takumi CNC Machine Tools

Our Takumi machine tools feature industry standard CNC controls, including Fanuc®*, Siemens®, Mitsubishi® or Heidenhain®. Models include drill and tap machines; three-axis vertical machining centers with linear guides; three-axis vertical machining centers with box ways; high-speed, double column vertical machining centers; and heavy duty, double column and five-axis machining centers. The Takumi brand allows us to expand our customer base to include manufacturers who opt for industrial controls. Generally, manufacturers who use industrial controls have production-oriented operations where they run medium to large batches of just a few different types of parts.

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

U Series

Designed with trunnion tables and swivel heads these five-axis simultaneous machining centers offer versatility as well as save setup and process time.  Most models are offered with double column structure for superior stability and performance.  The U-Series product line consists of five models, four of which offer trunnion table sizes of 10, 16, 24 and 31.5 inches.  One addition model, the UB, is equipped with B/C swivel head and HSK100, 12K built-in spindle.  The UB’s double column design provides spacious X-axis travel of 126 inches.

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

Other Control Systems, Software and Accessories

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

Conversational Part and Tool Probing options permit the computerized dimensional measurement of machined parts and the associated cutting tools.  This “on-machine” technique improves the throughput of the measurement process when compared to traditional "off-machine" approaches.

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

3D Print Head

Hurco has designed and offers a 3D print head technology that allows a Hurco CNC machine to be used for 3D printing, which is advantageous for prototyping. It is used as an attachment to an existing machine and requires no external power supply.

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

Manufacturing

Our computerized metal cutting machine tools are manufactured and assembled to our specifications primarily by our wholly-owned subsidiaries in Taiwan (Hurco Manufacturing Limited (“HML”) and Waconia, Minnesota (Milltronics USA, Inc. (“Milltronics”)). HML and Milltronics conduct final assembly operations and are supported by a network of contract suppliers of components and sub-assemblies that manufacture components for our products. Our facility in Ningbo, China, focuses on the machining of castings to support HML’s production in Taiwan. The LCM line of electro-mechanical components and accessories for machine tools is designed and manufactured in Italy. Our facility in Indianapolis, Indiana, also conducts final assembly operations for certain Hurco VMX machines for the American market and manufactures certain electro-spindle components for LCM.

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

Marketing and Distribution

We principally sell our products through more than 193 independent agents and distributors throughout North and South America (the Americas), Europe and Asia.  Although some distributors carry competitive products, we are the primary line for the majority of our distributors globally.  We also have our own direct sales and service organizations in China, France, Germany, India, Italy, Poland, Singapore, South Africa, Taiwan, the United Kingdom and certain parts of the United States, which are among the world's principal machine tool consuming markets.

Approximately 91% of the worldwide demand for computerized machine tools and computer control systems is outside of the U.S.  In fiscal 2017, approximately 71% of our revenues were derived from customers outside of the U.S.  No single end-user or distributor of our products accounted for more than 5% of our total sales and service fees. The end-users of our products are precision tool, die and mold manufacturers, independent job shops, specialized short-run production applications within large manufacturing operations and manufacturing facilities that focus on medium to high run production wherein they run large batches of a few types of parts instead of small batches of many different parts.  Industries served include aerospace, defense, medical equipment, energy, automotive/ transportation, electronics and computer industries.

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

Competition

We compete with many other machine tool producers in the United States and foreign countries.   Most of our competitors are larger and have greater financial resources than our company.  Major worldwide competitors include DMG Mori Seiki Co., Ltd., Mazak, Haas Automation, Inc., Hardinge Inc., Doosan, Okuma Machinery Works Ltd, Hyundai and Feeler.

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

Intellectual Property

We consider the majority of our products to be proprietary. Various features of our Hurco and Milltronics control systems and machine tools employ technologies covered by patents and trademarks that are material to our business. We also own additional patents covering new technologies that we have acquired or developed, and that we are planning to incorporate into our control systems or products in the future.

Research and Development

In the fiscal years set forth below, we incurred both (i) non-capitalized research and development expenditures for new products and significant product improvements and (ii) capitalized expenditures related to software development projects as follows (in thousands):

Fiscal Year	Non-Capitalized Research and Development	Capitalized Software Development
2017	$4,200	$2,300
2016	$4,900	$2,200
2015	$3,900	$1,400

Employees

We had approximately 749 full-time employees at the end of fiscal 2017, none of whom are covered by a collective-bargaining agreement or represented by a union. We have experienced no employee-generated work stoppages or disruptions, and we consider our employee relations to be satisfactory.

Geographic Areas

Financial information concerning the geographic areas in which we sell our products is set forth in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 14 of Notes to Consolidated Financial Statements. Some of the risks of doing business on a global basis are described in Item 1A. Risk Factors below.

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

The machine tool industry is highly cyclical and changes in demand can occur abruptly in the geographic markets we serve. As a result of this cyclicality, we have experienced significant fluctuations in our sales, which, in periods of reduced demand, have adversely affected our results of operations and financial condition, which could re-occur in the future.

Uncertain global economic conditions may adversely affect overall demand.

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

During fiscal 2017, approximately 71% of our revenues were derived from sales to customers located outside of the U.S. In addition, our main manufacturing facilities are located outside of the U.S. Our international operations are subject to a number of risks, including:

•	trade barriers;
•	regional economic uncertainty;
•	differing labor regulation;
•	governmental expropriation;
•	domestic and foreign customs and tariffs;
•	current and changing regulatory environments affecting the importation and exportation of products and raw materials;
•	difficulty in obtaining distribution support;
•	difficulty in staffing and managing widespread operations;
•	differences in the availability and terms of financing;
•	political instability and unrest;
•	negative or unforeseen consequences resulting from the introduction, termination, modification, or renegotiation of international trade agreements or treaties;
•	changes in tax regulations and rates in foreign countries; and
•	changes in the European Union and Asia may adversely affect business activity and economic conditions globally and could continue to contribute to instability in global financial and foreign exchange markets, as well as disrupting the free movement of goods, services and people between countries.

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

Additionally, we must comply with complex foreign and U.S. laws and regulations, such as the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act, and other foreign laws prohibiting corrupt payments to governmental officials, and anti-competition regulations. Violations of these laws and regulations could result in fines and penalties, criminal sanctions, restrictions on our business conduct and on our ability to offer our products in one or more countries, and could also materially adversely affect our brand, our ability to attract and retain employees, our international operations, our business and our operating results. Although we have implemented policies and procedures designed to ensure compliance with these laws and regulations, there can be no assurance that our employees, contractors, or agents in foreign countries will not violate our policies.

We depend on limited sources for our products.

We depend on our wholly-owned subsidiaries, HML, Ningbo Hurco Manufacturing Limited, Milltronics, and LCM, to produce our machine tools and electro-mechanical components and accessories in Taiwan, China, the U.S. and Italy, respectively. We also depend on our 35% owned affiliate, HAL, and other key third party suppliers to produce our computer control systems and key components, such as motors and drives for our machine tools. An unplanned interruption in manufacturing would have a material adverse effect on our results of operations and financial condition. Such an interruption could result from a change in the political environment or a natural disaster, such as an earthquake, typhoon, or tsunami. Also, any interruption in service by one of our key component suppliers, if prolonged, could have a material adverse effect on our results of operations and financial condition.

Fluctuations in the exchange rates between the U.S. Dollar and any of several foreign currencies can increase our costs and decrease our revenues.

Our sales to customers located outside of the U.S., which generated approximately 71% of our revenues in fiscal 2017, are invoiced and received in several foreign currencies, primarily the Euro, Pound Sterling and Chinese Yuan. Therefore, our results of operations and financial condition are affected by fluctuations in exchange rates between these currencies and the U.S. Dollar, both for purposes of actual conversion and for financial reporting purposes. In addition, we are exposed to exchange risk associated with our purchases of materials and components for our Taiwan manufacturing operations, which are primarily made in the New Taiwan Dollar and the Euro. We hedge our foreign currency exposure with the purchase of forward exchange contracts. These hedge contracts only mitigate the impact of changes in foreign currency rates that occur during the term of the related contract period and carry risks of counter-party failure. There can be no assurance that our hedges will have their intended effects.

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

The SEC requires disclosure by public companies of specified minerals, known as conflict minerals, that are necessary to the functionality or production of products manufactured or contracted to be manufactured. The rule requires a disclosure report to be filed annually with the SEC, and requires companies to perform due diligence and to disclose and report whether or not such minerals originate from the Democratic Republic of Congo or an adjoining country. The rule could affect sourcing at competitive prices and availability in sufficient quantities of certain minerals used in the manufacture of components that are incorporated into our products, including tin, tantalum, gold and tungsten. The number of suppliers that provide conflict-free minerals may be limited. In addition, there may be material costs associated with complying with the disclosure requirements, such as costs related to the due diligence process of determining the source of certain minerals used in our products, as well as costs of possible changes to products, processes, or sources of supply as a consequence of such verification activities. We may not be able to sufficiently verify the origins of the relevant minerals used in components manufactured by third parties through our due diligence procedures, which may harm our reputation. We may also encounter challenges to satisfy those customers that require that all of the components of our products be certified as conflict-free, which could place us at a competitive disadvantage if we are unable to do so.

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

We may seek opportunities to expand our product offerings or the markets we serve by acquiring other companies, product lines, technologies and personnel. Acquisitions involve numerous risks, including the following:

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

We review our assets, including intangible assets such as goodwill, for indications of impairment annually and when events or changes in circumstances indicate the carrying value may not be recoverable. We could be required to record a significant charge to earnings in our financial statements for the period in which any impairment of these assets is determined, which would adversely affect our results of operations for that period.

We may experience negative or unforeseen tax consequences.

We may experience negative or unforeseen tax consequences, which could materially adversely affect our results of operations.  We review the probability of the realization of our net deferred tax assets each period based on forecasts of taxable income in both the U.S. and foreign jurisdictions.  This review uses historical results, projected future operating results based upon approved business plans, eligible carryforward periods, tax-planning opportunities and other relevant considerations.  Adverse changes in the profitability and financial outlook in the U.S. or foreign jurisdictions may require the creation of a valuation allowance to reduce our net deferred tax assets.  Such changes could result in material non-cash expenses in the period in which the changes are made and could have a material adverse impact on our results of operations and financial condition. We also earn a significant amount of our operating income from outside the U.S., and any repatriation of funds representing earnings of foreign subsidiaries may significantly impact our effective tax rates.

We are subject to taxes in the U.S. and numerous foreign jurisdictions. Due to economic and political conditions, tax rates in various jurisdictions, including the U.S., may be subject to significant change. Our effective tax rates could be adversely affected by changes in the mix of earnings in countries with differing statutory taxes, changes in the valuation of deferred tax assets and liabilities, or changes in tax laws or their interpretation, including tax laws in the U.S. Similarly, changes in tax laws or regulations, including those in the U.S., could negatively impact our effective tax rate and results of operations. A change in a statutory tax rate may result in the revaluation of our deferred tax assets and liabilities related to the relevant jurisdiction in which the new tax law is enacted, potentially resulting in a material expense or benefit recorded in our Consolidated Statements of Income for that period.

In December 2017, both houses of the U.S. Congress passed legislation that was approved and signed into law. This legislation could have a material benefit or material adverse impact on our effective tax rate, tax expense and cash flow. The Company is in the process of analyzing the potential aggregate impact the enactment of this passed legislation will have on our financial condition, cash flows and results of operations. Any benefits associated with lower U.S. corporate tax rates could be reduced or outweighed by other tax changes adverse to our business or operations, such as new or additional taxes imposed on earnings and/or reinvested earnings of our foreign subsidiaries. The aggregate impact of such legislation could have a material adverse impact on our cash flows and results of operations.

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

If our network and system security measures are breached and unauthorized access is obtained to our data, to our employees’, customers’ or vendors’ data, or to our critical information technology systems, we may incur legal and financial exposure and liabilities.

As part of our business, we store our data and certain data about our employees, customers and vendors in our information technology systems. If a third party gained unauthorized access to our data, including any data regarding our employees, customers or vendors, the security breach could expose us to risks, including loss of business, litigation and possible liability. Our security measures may be breached as a result of third-party action, including intentional misconduct by computer hackers, employee error, malfeasance or otherwise. Additionally, third parties may attempt to fraudulently induce employees or customers into disclosing sensitive information such as user names, passwords or other information to gain access to our customers' data or our data, including our intellectual property and other confidential business information, or our information technology systems. Although we work closely with industry recognized manufacturers supporting the security measures we have employed in an effort to keep our technology current with the ongoing threats, the techniques used to obtain unauthorized access, or to sabotage systems, change frequently, and therefore we may be unable to anticipate these techniques or to implement adequate preventative measures. Any security breach could result in: the unauthorized publication of our confidential business or proprietary information; the unauthorized release of employee, customer or vendor data and payment information; a loss of confidence by our customers; damage to our reputation; a disruption to our business; litigation and legal liability; and a negative impact on our future sales.  In addition, the cost and operational consequences of implementing further data protection measures could be significant.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	PROPERTIES

The following table sets forth the principal use, location, and size of each of our facilities:

Principal Uses	Locations	Square Footage

Corporate headquarters, design and engineering, product testing, sales and marketing, application engineering, customer service, manufacturing and assembly	Indianapolis, Indiana, U.S. (1)	165,000

Manufacturing, assembly, sales, application engineering and customer service	Taichung, Taiwan	455,200
	Waconia, Minnesota, U.S.	97,700
	Castell’Alfero, Italy	32,300

Manufacturing	Ningbo, China	31,000

Sales, application engineering and customer service	High Wycombe, England	16,000
	Benoni, South Africa	3,200
	Paris, France	9,700
	Munich and Verl, Germany	20,100
	Milan, Italy	13,800
	Venlo, the Netherlands	9,700
	Toh Guan, Singapore	3,900
	Shanghai, Dongguan, Kunshan and Beijing, China	13,300
	Chennai, Delhi, Coimbatore, and Pune India	12,800
	Liegnitz, Poland	2,900
	Grand Rapids, Michigan, U.S.	3,700

(1)	Approximately 4,200 square feet is leased to third-parties under leases that will expire April 30, 2018.

We own the Indianapolis facility and lease all other facilities. The leases have terms expiring at various dates ranging from January 2018 to March 2024. We believe that all of our facilities are well maintained and are adequate for our needs now and in the foreseeable future. We do not believe that we would experience any difficulty in replacing any of the present facilities if any of our leases were not renewed at expiration.

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

Item 4.	MINE SAFETY DISCLOSURES

None.

Executive Officers of the Registrant

Executive officers are appointed each year by the Board of Directors following the Annual Meeting of Shareholders to serve during the ensuing year and until their respective successors are elected and qualified. There are no family relationships between any of our executive officers or between any of them and any of the members of the Board of Directors.

The following information sets forth as of October 31, 2017, the name of each executive officer and his or her age, tenure as an officer, principal occupation and business experience:

Name	Age	Position(s) with the Company

Michael Doar	62	Chairman of the Board and Chief Executive Officer
Gregory S. Volovic	53	President
Sonja K. McClelland	46	Vice President, Secretary, Treasurer and Chief Financial Officer

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

Sonja K. McClelland has been employed by us since September 1996 and was elected as Executive Vice President, Secretary, Treasurer and Chief Financial Officer in March 2014. Ms. McClelland served as Corporate Accounting Manager from September 1996 to 1999, as Division Controller for Hurco USA from September 1999 to November 2004, and as our Corporate Controller and Assistant Secretary from November 2004 to March 2014. Prior to joining us, Ms. McClelland was employed for three years by an international public accounting firm.

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

Fiscal	2017		Declared	2016		Declared
Quarter Ended:	High	Low	Dividends	High	Low	Dividends
January 31	$34.55	$24.80	$.09	$28.47	$23.90	$.08
April 30	$32.25	$26.25	$.10	$33.40	$23.25	$.09
July 31	$35.83	$27.74	$.10	$33.65	$26.57	$.09
October 31	$46.75	$32.78	$.10	$30.42	$25.45	$.09

On December 18, 2017, the closing price of our common stock on the Nasdaq Global Select Market was $42.15.

Holders

There were 107 holders of record of our common stock as of December 18, 2017.

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

Our payment of dividends is limited by our U.S. credit agreement, as further described in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 4 of Notes to Consolidated Financial Statements.

Other Information

During the period covered by this report, we did not sell any equity securities that were not registered under the Securities Act of 1933, as amended.

The disclosure under the caption “Equity Compensation Plan Information at 2017 Fiscal Year End” in our 2018 proxy statement is incorporated by reference in Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

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

	Year Ended October 31,
	2017	2016	2015	2014	2013
Statement of Operations Data:	(In thousands, except per share amounts)

Sales and service fees	$243,667	$227,289	$219,383	$222,303	$192,804
Gross profit	70,564	70,440	69,091	68,612	55,056
Selling, general and administrative expenses	49,661	50,824	45,287	46,615	41,413
Operating income (loss)	20,903	19,616	23,804	21,997	13,643
Other income (expense)	(187)	(731)	(251)	(636)	(1,201)
Net income (loss)	15,115	13,292	16,214	15,143	8,190
Earnings (loss) per common share - diluted	$2.25	$1.99	$2.44	$2.30	$1.25
Weighted average common shares outstanding-diluted	6,680	6,642	6,602	6,538	6,497
Dividends declared per common share	$0.39	$0.35	$0.31	$0.26	$0.10

	As of October 31,
	2017	2016	2015	2014	2013
Balance Sheet Data:	(Dollars in thousands)

Current assets	$246,415	$218,381	$216,112	$208,691	$182,921
Current liabilities	70,899	57,968	65,086	66,803	55,686
Working capital	175,526	160,413	151,026	141,888	127,235
Current ratio	3.5	3.8	3.3	3.1	3.3
Total assets	281,645	251,949	248,577	239,176	212,804
Non-current liabilities	7,671	8,506	8,923	7,728	5,627
Total debt	1,507	1,476	1,583	3,272	3,665
Shareholders’ equity	203,085	185,475	174,568	164,645	151,491

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The market for machine tools is international in scope. We have both significant foreign sales and significant foreign manufacturing operations. During fiscal 2017, approximately 55% of our revenues were attributable to customers in Europe, where we typically sell more of our higher-performance, higher-priced VMX series machines. Additionally, approximately 14% of our revenues were attributable to customers in the Asia Pacific region, where we sell more of our entry-level, lower-priced machines, but where we also encounter greater price pressures.

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

We sell our products through more than 193 independent agents and distributors throughout North and South America (the Americas), Europe and Asia.  Although some distributors carry competitive products, we are the primary line for the majority of our distributors globally.   We also have our own direct sales and service organizations in China, France, Germany, India, Italy, Poland, Singapore, South Africa, Taiwan, the United Kingdom and certain parts of the United States, which are among the world's principal machine tool consuming markets. The vast majority of our machine tools are manufactured to our specifications primarily by our wholly-owned subsidiary in Taiwan, Hurco Manufacturing Ltd. (“HML”). Machine castings and components to support HML’s production are manufactured at wholly-owned subsidiary in Ningbo, China, Ningbo Machine Tool Co., Ltd. Components to support our SRT line of five-axis machining centers, such as the direct drive spindle, swivel head and rotary table, are manufactured by our wholly-owned subsidiary in Italy, LCM.

Our sales to foreign customers are denominated, and payments by those customers are made, in the prevailing currencies in the countries in which those customers are located (primarily the Euro, Pound Sterling and Chinese Yuan). Our product costs are incurred and paid primarily in the New Taiwan Dollar and the U.S Dollar. Changes in currency exchange rates may have a material effect on our operating results and consolidated financial statements as reported under U.S. Generally Accepted Accounting Principles. For example, when the U.S. Dollar weakens in value relative to a foreign currency, sales made, and expenses incurred, in that currency when translated to U.S. Dollars for reporting in our financial statements, are higher than would be the case when the U.S. Dollar is stronger. In the comparison of our period-to-period results, we discuss the effect of currency translation on those results, which reflect translation to U.S. Dollars at exchange rates prevailing during the period covered by those financial statements.

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

	Percentage of Revenues			Year-to-Year % Change
	2017	2016	2015	Increase/Decrease
				’17 vs. ’16	’16 vs. ’15
Sales and service fees	100%	100%	100%	7%	4%
Gross profit	29%	31%	31%	0%	2%
Selling, general and administrative expenses	20%	22%	21%	-2%	12%
Operating income (loss)	9%	9%	11%	7%	-18%
Net income (loss)	6%	6%	7%	14%	-18%

Fiscal 2017 Compared to Fiscal 2016

Sales and Service Fees. Sales and service fees for fiscal 2017 were $243.7 million, an increase of $16.4 million, or 7%, compared to fiscal 2016 and included a negative currency impact of $1.3 million, or 1%, when translating foreign sales to U.S. dollars for financial reporting purposes.

Net Sales and Service Fees by Geographic Region

The following table sets forth net sales and service fees by geographic region for the fiscal years ended October 31, 2017 and 2016 (in thousands):

	Fiscal Year Ended October 31,				Increase/Decrease
	2017		2016		Amount	%
Americas	$75,540	31%	$74,386	33%	$1,154	2%
Europe	133,671	55%	124,070	54%	9,601	8%
Asia Pacific	34,456	14%	28,833	13%	5,623	20%
Total	$243,667	100%	$227,289	100%	$16,378	7%

Sales in the Americas for fiscal 2017 increased by 2% compared to fiscal 2016 and reflected improved U.S. market conditions and demand from customers for all product lines (Hurco, Takumi and Milltronics) and in all regions of the country where our customers are located. European sales for fiscal 2017 increased by 8%, compared to fiscal 2016, and included a negative currency impact of 1%, when translating foreign sales to U.S. dollars for financial reporting purposes. Excluding the negative impact of currency, the year-over-year increase in European sales for fiscal 2017 was driven primarily by increased sales of Hurco machines in the United Kingdom and Germany. Asian Pacific sales for fiscal 2017 increased by 20%, compared to fiscal 2016, primarily due to increased sales of Hurco and Takumi machines in all Asian Pacific countries where our customers are located, with China contributing the largest increase. Asian Pacific sales for fiscal 2017 included a favorable currency impact 1%, when translating foreign sales to U.S. dollars for financial reporting purposes.

Net Sales and Service Fees by Product Category

The following table sets forth net sales and service fees by product group and services for the fiscal years ended October 31, 2017 and 2016 (in thousands):

	Fiscal Year Ended October 31,				Increase/Decrease
	2017		2016		Amount	%
Computerized Machine Tools	$209,311	86%	$195,618	86%	$13,693	7%
Computer Control Systems and Software †	2,324	1%	2,078	1%	246	12%
Service Parts	24,255	10%	21,908	10%	2,347	11%
Service Fees	7,777	3%	7,685	3%	92	1%
Total	$243,667	100%	$227,289	100%	$16,378	7%

†	Amounts shown do not include computer control systems and software sold as an integrated component of computerized machine systems.

Sales of computerized machine tools and computer control systems and software for fiscal 2017 increased by 7% and 12%, respectively, compared to fiscal 2016, driven primarily by an increase in sales volume of Hurco machines in Europe, particularly the United Kingdom and Germany. Sales of service parts and service fees for fiscal 2017 increased by 11% and 1%, respectively, compared to fiscal 2016, due primarily to an increase in aftermarket sales of Hurco components in Germany.

Orders and Backlog. Orders for fiscal 2017 were $260.6 million, an increase of $41.4 million, or 19%, compared to fiscal 2016, and included a negative currency impact of $2.6 million, or 1%, when translating foreign orders to U.S. dollars.

The following table sets forth new orders booked by geographic region for fiscal years ended 2017 and 2016 (dollars in thousands):

	Fiscal Year Ended October 31,				Increase/Decrease
	2017		2016		Amount	%
Americas	$85,070	33%	$70,944	32%	$14,126	20%
Europe	137,622	53%	121,519	56%	16,103	13%
Asia Pacific	37,917	14%	26,759	12%	11,158	42%
Total	$260,609	100%	$219,222	100%	$41,387	19%

Orders in the Americas for fiscal 2017 increased by 20% compared to fiscal 2016 and reflected improved U.S. market conditions and demand from customers for all product lines (Hurco, Takumi and Milltronics) and in all regions of the country where our customers are located. European orders for fiscal 2017 increased by 13%, compared to fiscal 2016, driven primarily by increased demand for Hurco and Takumi vertical milling machines in Germany, the United Kingdom, and Italy. European orders for fiscal 2017 included a negative currency impact of 2%, when translating foreign orders to U.S. dollars. Asian Pacific orders for fiscal 2017 increased by 42%, compared to fiscal 2016, driven primarily by increased demand for Hurco and Takumi machines in all Asian Pacific countries where our customers are located, with China contributing the largest increase. Asian Pacific orders for fiscal 2017 included a favorable currency impact of 1%, when translating foreign orders to U.S. dollars.

Backlog at October 31, 2017 increased to $52.0 million compared to $32.3 million at October 31, 2016 primarily due to an increase in customer orders during fiscal 2017. We do not believe backlog is a useful measure of past performance or indicative of future performance. Backlog orders as of October 31, 2017 are expected to be fulfilled in fiscal 2018.

Gross Profit. Gross profit for fiscal 2017 was $70.6 million, or 29% of sales, compared to $70.4 million, or 31% of sales, for fiscal 2016. The decrease in gross profit as a percentage of sales for fiscal 2017 primarily reflected the negative impact of foreign currency translation, compared to fiscal 2016, and a sales mix comprised of more entry-level machines, such as those under the Milltronics and Takumi brands, in price competitive geographic regions, such as the Americas and Asia Pacific.

Operating Expenses. Selling, general and administrative expenses for fiscal 2017 were $49.7 million, or 20% of sales, compared to $50.8 million, or 22% of sales, in fiscal 2016, and included a favorable currency impact of $0.2 million when translating foreign expenses to U.S. dollars for financial reporting purposes.

Operating Income. Operating income for fiscal 2017 was $20.9 million, or 9% of sales, compared to $19.6 million, or 9% of sales, in fiscal 2016. The year-over-year increase in operating income was primarily attributable to a reduction in operating expenses associated with trade show expenses for the International Manufacturing Technology Show (“IMTS”) held in September 2016.

Other Expense, Net. Other expense, net for fiscal 2017 decreased by $0.5 million from fiscal 2016 due mainly to lower foreign currency losses experienced in 2017.

Provision for Income Taxes. Our effective tax rate for fiscal 2017 was 27% in comparison to 30% for fiscal 2016. The decrease in the effective tax rate year-over-year was primarily due to changes in the geographic mix of income and loss among tax jurisdictions.

Net Income. Net income for fiscal 2017 was $15.1 million, or $2.25 per diluted share, an increase of $1.8 million, or 14%, from fiscal 2016 net income of $13.3 million, or $1.99 per diluted share.

Fiscal 2016 Compared to Fiscal 2015

Sales and Service Fees. Sales and service fees for fiscal 2016 were $227.3 million, an increase of $7.9 million, or 4%, compared to fiscal 2015 and included a negative currency impact of $6.4 million, or 3%, when translating foreign sales to U.S. dollars for financial reporting purposes.

Net Sales and Service Fees by Geographic Region

The following table sets forth net sales and service fees by geographic region for the fiscal year ended October 31, 2016 and 2015 (in thousands):

	Fiscal Year Ended October 31,				Increase/Decrease
	2016		2015		Amount	%
Americas	$74,386	33%	$70,169	32%	$4,217	6%
Europe	124,070	54%	129,335	59%	(5,265)	-4%
Asia Pacific	28,833	13%	19,879	9%	8,954	45%
Total	$227,289	100%	$219,383	100%	$7,906	4%

Sales in the Americas for fiscal 2016 increased by 6% compared to fiscal 2015, as a result of year-end promotional activities following the IMTS in September 2016, as well as the impact of twelve months of Milltronics sales in fiscal 2016 compared to only three months of sales activity from the acquisition of the Milltronics product line in July 2015 until the end of fiscal 2015. Sales in the Americas for fiscal 2016 included $17.9 million of sales from the Milltronics product line, compared to $6.7 million in fiscal 2015. European sales for fiscal 2016 decreased by 4% compared to fiscal 2015 and included a negative currency impact of 5% when translating foreign sales to U.S. dollars for financial reporting purposes. The slight year-over-year growth in European sales for fiscal 2016, excluding the effect of the negative currency impact, was driven by increased shipments of higher-performance machines in Germany, France and Italy. Asian Pacific sales for fiscal 2016 increased by 45% compared to fiscal 2015 and included a negative currency impact of 3% when translating foreign sales to U.S. dollars for financial reporting purposes. The year-over-year increase in Asian Pacific sales for fiscal 2016 was primarily attributable to twelve months of Takumi sales included in fiscal 2016 compared to only three months of sales activity from the acquisition of the Takumi product line in July 2015 until the end of fiscal 2015. Asian Pacific sales for fiscal 2016 included $14.6 million of sales from the Takumi product line, compared to $3.3 million for fiscal 2015.

Net Sales and Service Fees by Product Category

The following table sets forth net sales and service fees by product group and services for the fiscal years ended October 31, 2016 and 2015 (in thousands):

	Fiscal Year Ended October 31,				Increase/ Decrease
	2016		2015		Amount	%

Computerized Machine Tools*	$195,618	86%	$189,712	87%	$5,906	3%
Computer Control Systems and Software†	2,078	1%	3,085	1%	(1,007)	-33%
Service Parts	21,908	10%	19,375	9%	2,533	13%
Service Fees	7,685	3%	7,211	3%	474	7%
Total	$227,289	100%	$219,383	100%	$7,906	4%

*	Amounts shown include sales of Milltronics and Takumi computerized machine tools to third parties since the respective dates of those acquisitions.
†	Amounts shown do not include computer control systems and software sold as an integrated component of computerized machine systems.

Sales of computerized machine tools and service parts increased during fiscal 2016 by 3% and 13%, respectively, compared to fiscal 2015 primarily due to the impact of twelve months of Milltronics and Takumi sales in fiscal 2016 compared to only three months of sales activity from the acquisitions of the Milltronics and Takumi product lines in July 2015 until the end of fiscal 2015, as well as year-end promotional activities following the IMTS in September 2016. Sales of computer control systems and software decreased by 33% during fiscal 2016 compared to fiscal 2015 as a result of a reduction in sales for the Autobend® product line in the Americas and the United Kingdom. Service fees revenue increased during fiscal 2016 by 7% compared to fiscal 2015 primarily due to increased repair needs from customers in the Americas, the United Kingdom and France.

Orders and Backlog. Orders for fiscal 2016 were $219.2 million, a decrease of $4.0 million, or 2%, compared to fiscal 2015 and included a negative currency impact of $6.5 million, or 3%, when translating foreign orders to U.S. dollars for financial reporting purposes.

The following table sets forth new orders booked by geographic region for fiscal years ended 2016 and 2015 (dollars in thousands):

	Fiscal Year Ended October 31,				Increase/Decrease
	2016		2015		Amount	%
Americas	$70,944	32%	$72,021	32%	$(1,077)	-1%
Europe	121,519	56%	126,511	57%	(4,992)	-4%
Asia Pacific	26,759	12%	24,654	11%	2,105	9%
Total	$219,222	100%	$223,186	100%	$(3,964)	-2%

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

Liquidity and Capital Resources

At October 31, 2017, we had cash and cash equivalents of $66.3 million compared to $41.2 million at October 31, 2016. The increase in cash and cash equivalents was primarily a result of a reduction in inventories and accounts receivable year-over-year when excluding the negative impact of foreign currency of $7.0 million when translating foreign assets into U.S. dollars for financial reporting purposes. Approximately 64% of our $66.3 million of cash and cash equivalents is held in the U.S. The balance is attributable to our foreign operations and is held in the local currencies of our various foreign entities, subject to fluctuations in currency exchange rates. We do not believe that the indefinite reinvestment of these funds offshore impairs our ability to meet our domestic working capital needs.

Working capital (including cash and cash equivalents) was $175.5 million at October 31, 2017 compared to $160.4 million at October 31, 2016. The increase in working capital was primarily due to the increase in cash, inventories, and accounts receivable. Inventories were $119.9 million at October 31, 2017, compared to $117.0 million at October 31, 2016. Inventory turns at October 31, 2017 were 1.5 compared to 1.4 turns at October 31, 2016.

Capital expenditures were $4.4 million in fiscal 2017 compared to $4.2 million in fiscal 2016. Capital expenditures for fiscal 2017 were primarily for software development costs, purchases of factory equipment for production facilities, and purchases of general software and equipment for selling facilities. We funded these expenditures with cash flows from operations.

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

Borrowings under the U.S. credit agreement bear interest either at a LIBOR-based rate or a floating rate, in each case with an interest rate floor of 0.00%.  The floating rate equals the greatest of (a) a one month LIBOR-based rate plus 1.00% per annum, (b) the federal funds effective rate plus 0.50% per annum, (c) the prevailing prime rate, and (d) 0.00%.  The rate we must pay for the unutilized portion of the U.S. credit agreement is 0.05% per annum.

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

We have a £1.0 million revolving credit facility in the United Kingdom and a €1.5 million revolving credit facility in Germany. On February 16, 2017, we amended our credit facility in China to decrease the credit facility from 40.0 million Chinese Yuan to 20.0 million Chinese Yuan (approximately $3.0 million) and renewed the facility with an expiration date of February 15, 2018. We had $1.5 million of borrowings under our China credit facility as of each of October 31, 2017 and 2016. We had no other debt or borrowings under any of our other credit facilities at either of those dates. At October 31, 2017, we were in compliance with the covenants contained in all of our credit facilities and had $19.6 million of available borrowing capacity under those facilities.

We believe our cash position and borrowing capacity under our credit facilities provides adequate liquidity to fund our operations over the next twelve months, pay quarterly cash dividends and execute our strategic plan for product innovation and targeted penetration of developing markets. We continue to receive and review information concerning businesses and assets, including intellectual property assets, available for potential acquisition.

Contractual Obligations and Commitments

The following is a table of contractual obligations and commitments as of October 31, 2017 (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Short-term debt	$1,507	$1,507	$—	$—	$—
Operating leases	7,968	3,316	2,979	1,210	463
Other	3,851	—	133	—	3,718
Total	$13,326	$4,823	$3,112	$1,210	$4,181

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

We expect capital spending in fiscal 2018 to be approximately $8.7 million, which includes investments for capitalized software and capital equipment for all of our production and selling facilities. We expect to fund these commitments with cash on hand and cash generated from operations.

Off Balance Sheet Arrangements

From time to time, our subsidiaries guarantee third party payment obligations in connection with the sale of machines to customers that use financing. We follow Financial Accounting Standards Board (“FASB”) guidance for accounting for guarantees (codified in Accounting Standards Codification (“ASC”) 460). As of October 31, 2017, we had 27 outstanding third party payment guarantees totaling approximately $1.0 million. The terms of these guarantees are consistent with the underlying customer financing terms. Upon shipment of a machine, the customer has the risk of ownership. The customer does not obtain title, however, until it has paid for the machine. A retention of title clause allows us to recover the machine if the customer defaults on the financing. We accrue liabilities under these guarantees at fair value, which amounts are insignificant.

Critical Accounting Policies and Estimates

Our discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. Generally Accepted Accounting Principles. The preparation of financial statements in conformity with those accounting principles requires us to make judgments and estimates that affect the amounts reported in the consolidated financial statements and accompanying notes. Those judgments and estimates have a significant effect on the financial statements because they result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Actual results could differ from those estimates. Our accounting policies, including those described below, are frequently evaluated as our judgment and estimates are based upon historical experience and on various other assumptions that are believed to be reasonable under the circumstances.

Revenue Recognition - We recognize revenue from sales of our machine tool systems upon delivery of the product to the customer or distributor, which is normally at the time of shipment, because persuasive evidence of an arrangement exists, delivery has occurred, the selling price is fixed and determinable and collectability is reasonably assured. Our computerized machine tools are general purpose computer controlled machine tools that are typically used in stand-alone operations. Transfer of ownership and risk of loss are not contingent upon contractual customer acceptance. Prior to shipment, we test each machine to ensure the machine’s compliance with standard operating specifications.

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

Service fees from maintenance contracts are deferred and recognized in earnings on a pro rata basis over the term of the contract. Sales related to software products are recognized when shipped in conformity with U.S. Generally Accepted Accounting Principles as promulgated by FASB related to software revenue recognition that requires that at the time of shipment, persuasive evidence of an arrangement exists, delivery has occurred, the selling price is fixed and determinable and collectability is reasonably assured. The software does not require production, modification or customization.

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

The determination of our provision for income taxes requires judgment, the use of estimates and the interpretation and application of complex tax laws. Our provision for income taxes reflects a combination of income earned and taxed at the federal and state level in the U.S., as well as in various foreign jurisdictions. We have not provided for any U.S. income taxes on the undistributed earnings of our foreign subsidiaries based upon our determination that such earnings will be indefinitely reinvested abroad.  Undistributed earnings of our wholly-owned foreign subsidiaries at October 31, 2017 were approximately $92.9 million. In the event these earnings are later distributed to the U.S., such distributions would likely result in additional U.S. tax that may be offset, at least in part, by associated foreign tax credits.

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

Stock Compensation – We account for share-based compensation according to FASB guidance relating to share-based payments, which requires the measurement and recognition of compensation expense for all share-based awards made to employees and directors based on estimated fair values on the grant date. This guidance requires that we estimate the fair value of share-based awards on the date of grant and recognize as expense the value of the portion of the award that is ultimately expected to vest over the requisite service period. In the fourth quarter of fiscal 2017, we elected to early adopt Accounting Standards Update (“ASU”) No. 2016-09, Compensation – Stock Compensation (Topic 718), which simplifies several areas of accounting for share-based compensation arrangements, including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The impact of this adoption is further described in Note 15 of Notes to Consolidated Financial Statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Interest on borrowings under our bank credit agreements are tied to prevailing domestic and foreign interest rates. At October 31, 2017, we had $1.5 million of borrowings under our China credit facility. We had no other debt or borrowings under any of our other credit facilities.

Foreign Currency Exchange Risk

In fiscal 2017, we derived approximately 69% of our revenues from customers located outside of the Americas. All of our computerized machine tools and computer control systems, as well as certain proprietary service parts, are sourced by our U.S.-based engineering and manufacturing division and re-invoiced to our foreign sales and service subsidiaries, primarily in their functional currencies.

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

Forward contracts for the sale or purchase of foreign currencies as of October 31, 2017, which are designated as cash flow hedges under FASB guidance related to accounting for derivative instruments and hedging activities, were as follows:

	Notional	Weighted		Contract Amount at
	Amount	Avg.		Forward Rates in U.S. Dollars
Forward	in Foreign	Forward		Contract	October 31,
Contracts	Currency	Rate		Date	2017	Maturity Dates
Sale Contracts:
Euro	26,850,000	1.1435		30,704,120	31,567,343	Nov 2017 - Oct 2018
Sterling	6,400,000	1.2973		8,302,715	8,539,006	Nov 2017 - Oct 2018

Purchase Contracts:
New Taiwan Dollar	931,000,000	29.99	*	31,041,613	31,154,872	Nov 2017 - Oct 2018

*New Taiwan Dollars per U.S. Dollar

Forward contracts for the sale or purchase of foreign currencies as of October 31, 2017, which were entered into to protect against the effects of foreign currency fluctuations on receivables and payables and are not designated as hedges under this guidance denominated in foreign currencies, were as follows:

	Notional	Weighted		Contract Amount at
	Amount	Avg.		Forward Rates in U.S. Dollars
Forward	in Foreign	Forward		Contract	October 31,
Contracts	Currency	Rate		Date	2017	Maturity Dates
Sale Contracts:
Euro	21,771,037	1.1837		25,770,030	25,607,633	Nov 2017 - Oct 2018
Pound Sterling	1,280,915	1.3274		1,700,276	1,703,319	Nov 2017 - Dec 2017
South African Rand	11,804,200	0.0699		824,777	814,338	Nov 2017 - Apr 2018

Purchase Contracts:
New Taiwan Dollar	978,926,016	29.93	*	32,706,852	32,605,176	Nov 2017 - Mar 2018

* New Taiwan Dollars per U.S. Dollar

We are also exposed to foreign currency exchange risk related to our investment in net assets in foreign countries. To manage this risk, we entered into a forward contract with a notional amount of €3.0 million in November 2016. We designated this forward contract as a hedge of our net investment in Euro denominated assets. We selected the forward method under the FASB guidance related to the accounting for derivatives instruments and hedging activities. The forward method requires all changes in the fair value of the contract to be reported as a cumulative translation adjustment, net of tax, in Accumulated other comprehensive loss in the same manner as the underlying hedged net assets. This forward contract matured in November 2017 and we entered into a new forward contract for the same notional amount that is set to mature in November 2018. As of October 31, 2017, we had $809,000 of realized gains and $140,000 of realized losses, net of tax, recorded as cumulative translation adjustments in Accumulated other comprehensive loss, related to these forward contracts.

Forward contracts designated as net investment hedges under this guidance as of October 31, 2017 were as follows:

	Notional Amount	Weighted Avg.	Contract Amount at Forward Rates in U.S. Dollars
Forward Contracts	in Foreign Currency	Forward Rate	Contract Date	October 31, 2017	Maturity Date

Sale Contracts:
Euro	3,000,000	1.0935	3,280,500	3,497,342	Nov 2017

Management’s Annual Report on Internal Control over Financial Reporting

To the Shareholders and

Board of Directors

of Hurco Companies, Inc.

Management of Hurco Companies, Inc. (the “Company”) has assessed the effectiveness of the Company’s internal control over financial reporting as of October 31, 2017, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (COSO). Management is responsible for the Company’s financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting.

Because of its inherent limitations, the Company’s internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In management’s opinion, the Company’s internal control over financial reporting as of October 31, 2017, was effective based on the criteria specified above.

Our independent registered accounting firm, RSM US LLP (“RSM”), which also audited our consolidated financial statements, audited the effectiveness of our internal control over financial reporting as of October 31, 2017. RSM has issued their attestation report, which is included in Part II, Item 8 of this Annual Report on Form 10-K.

/s/ Michael Doar
Michael Doar,
Chairman and Chief Executive Officer

/s/ Sonja K. McClelland
Sonja K. McClelland
Executive Vice President, Secretary, Treasurer and Chief Financial Officer

Indianapolis, Indiana
January 5, 2018

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and

Board of Directors

of Hurco Companies, Inc.

We have audited the accompanying consolidated balance sheet of Hurco Companies, Inc. and subsidiaries as of October 31, 2017, and the related consolidated statements of income, comprehensive income, changes in shareholders' equity, and cash flows for the year then ended. Our audit also included the financial statement schedule listed in Item 15(a). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hurco Companies, Inc. and subsidiaries as of October 31, 2017, and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Hurco Companies, Inc.’s and subsidiaries’ internal control over financial reporting as of October 31, 2017, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated January 5, 2018 expressed an unqualified opinion on the effectiveness of Hurco Companies, Inc. and subsidiaries’ internal control over financial reporting.

/s/ RSM US LLP

Indianapolis, Indiana
January 5, 2018

Report of Independent Registered Public Accounting Firm

To the Shareholders and

Board of Directors

of Hurco Companies, Inc.

We have audited the accompanying consolidated balance sheet of Hurco Companies, Inc. as of October 31, 2016 and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the two years in the period ended October 31, 2016. Our audits also included the financial statement schedule listed at Item 15(a) for each of the two years in the period ended October 31, 2016. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hurco Companies, Inc. at October 31, 2016 and the consolidated results of its operations and its cash flows for each of the two years in the period ended October 31, 2016 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule for each of the two years in the period ended October 31, 2016, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Indianapolis, Indiana
January 6, 2017, except for Note 15, as to which the date is January 5, 2018

Report of Independent Registered Public Accounting Firm

To the Shareholders and

Board of Directors

of Hurco Companies, Inc.

We have audited Hurco Companies, Inc. and subsidiaries’ internal control over financial reporting as of October 31, 2017, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Hurco Companies, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Hurco Companies, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of October 31, 2017, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Hurco Companies, Inc. and subsidiaries as of and for the year ended October 31, 2017, and our report dated January 5, 2018 expressed an unqualified opinion.

/s/ RSM US LLP

Indianapolis, Indiana
January 5, 2018

HURCO COMPANIES, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended October 31,
	2017	2016	2015
	(In thousands, except per share amounts)

Sales and service fees	$243,667	$227,289	$219,383

Cost of sales and service	173,103	156,849	150,292

Gross profit	70,564	70,440	69,091

Selling, general and administrative expenses	49,661	50,824	45,287

Operating income	20,903	19,616	23,804

Interest expense	91	72	198

Interest income	41	40	76

Investment income	138	149	78

Income from equity investments	505	466	474

Other expense, net	780	1,314	681

Income before income taxes	20,716	18,885	23,553

Provision for income taxes	5,601	5,593	7,339

Net income	$15,115	$13,292	$16,214

Income per common share – basic	$2.27	$2.01	$2.46

Weighted average common shares outstanding – basic	6,615	6,569	6,543

Income per common share – diluted	$2.25	$1.99	$2.44

Weighted average common shares outstanding – diluted	6,680	6,642	6,602

Dividends paid per share	$0.39	$0.35	$0.31

The accompanying notes are an integral part of the consolidated financial statements.

HURCO COMPANIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended October 31,
	2017	2016	2015
	(In thousands)

Net Income	$15,115	$13,292	$16,214

Other comprehensive income (loss):

Translation gain (loss) of foreign currency financial statements	4,916	(1,441)	(6,333)

(Gain) / loss on derivative instruments reclassified into operations, net of tax of $(745), $(906), and $(431), respectively	(1,354)	(1,647)	(784)

Gain / (loss) on derivative instruments, net of tax of $(390), $787, and $712, respectively	(709)	1,431	1,291

Total other comprehensive income (loss)	2,853	(1,657)	(5,826)

Comprehensive income	$17,968	$11,635	$10,388

The accompanying notes are an integral part of the consolidated financial statements.

HURCO COMPANIES, INC.

CONSOLIDATED BALANCE SHEETS

	As of October 31,
	2017	2016
	(In thousands, except share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$66,307	$41,217
Accounts receivable, less allowance for doubtful accounts of $639 in 2017 and $664 in 2016	50,094	48,631
Inventories, net	119,948	117,025
Derivative assets	596	1,725
Prepaid assets	7,913	8,207
Other	1,557	1,576
Total current assets	246,415	218,381
Property and equipment:
Land	841	841
Building	7,352	7,352
Machinery and equipment	25,652	23,515
Leasehold improvements	3,503	3,487
	37,348	35,195
Less accumulated depreciation and amortization	(25,167)	(22,898)
Total property and equipment, net	12,181	12,297
Non-current assets:
Software development costs, less accumulated amortization	6,226	4,926
Goodwill	2,440	2,314
Intangible assets, net	1,076	1,150
Deferred income taxes	6,176	6,138
Investments and other assets, net	7,131	6,743
Total non-current assets	23,049	21,271
Total assets	$281,645	$251,949

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$45,127	$35,210
Accounts payable-related parties	2,511	1,990
Accrued expenses and other	18,240	17,231
Accrued warranty expenses	1,772	1,523
Derivative liabilities	1,732	538
Short-term debt	1,507	1,476
Total current liabilities	70,889	57,968
Non-current liabilities:
Deferred income taxes	3,821	4,294
Accrued tax liability	133	963
Deferred credits and other	3,717	3,249
Total non-current liabilities	7,671	8,506

Shareholders’ equity:
Preferred stock: no par value per share, 1,000,000 shares authorized, no shares issued	—	—
Common stock: no par value, $.10 stated value per share, 12,500,000 shares authorized, 6,799,006 and 6,720,453 shares issued; and 6,641,197 and 6,573,103 shares outstanding, as of October 31, 2017 and October 31, 2016, respectively	664	657
Additional paid-in capital	61,344	59,119
Retained earnings	149,267	136,742
Accumulated other comprehensive loss	(8,190)	(11,043)
Total shareholders’ equity	203,085	185,475
Total liabilities and shareholders’ equity	$281,645	$251,949

The accompanying notes are an integral part of the consolidated financial statements.

HURCO COMPANIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended October 31,
	2017	2016	2015
	(In thousands)
Cash flows from operating activities:
Net income	$15,115	$13,292	$16,214
Adjustments to reconcile net income to net cash provided by (used for) operating activities, net of acquisitions:
Provision for doubtful accounts	(25)	(75)	(139)
Deferred income taxes	1,108	(225)	(1,013)
Equity in income of affiliates	(505)	(466)	(474)
Foreign currency (gain) loss	(851)	1,850	3,223
Unrealized (gain) loss on derivatives	(411)	393	147
Depreciation and amortization	3,616	3,868	3,222
Stock-based compensation	1,698	1,607	1,193
Taxes paid related to net settlement of restricted shares	295	146	239
Change in assets and liabilities, net of acquisitions:
(Increase) decrease in accounts receivable	563	(8,141)	3,666
(Increase) decrease in inventories	1,638	(13,881)	2,852
(Increase) decrease in prepaid expenses	80	809	383
Increase (decrease) in accounts payable	8,529	(6,001)	(1,028)
Increase (decrease) in accrued expenses	627	(90)	(962)
Net change in derivative assets and liabilities	964	(245)	1,081
Other	(2,069)	442	179
Net cash provided by (used for) operating activities	30,372	(6,717)	28,783

Cash flows from investing activities:
Proceeds from sale of property and equipment	—	264	62
Purchase of property and equipment	(2,181)	(1,972)	(3,127)
Software development costs	(2,264)	(2,205)	(1,406)
Other investments	417	—	308
Acquisition of business, net of cash acquired	—	—	(17,650)
Net cash provided by (used for) investing activities	(4,028)	(3,913)	(21,813)

Cash flows from financing activities:
Proceeds from exercise of common stock options	534	—	257
Dividends paid	(2,590)	(2,310)	(2,034)
Tax benefit from exercise of stock options	—	—	119
Taxes paid related to net settlement of restricted shares	(295)	(146)	(239)
Repayment on short-term debt	—	—	(1,605)
Net cash provided by (used for) financing activities	(2,351)	(2,456)	(3,502)

Effect of exchange rate changes on cash and cash equivalents
	1,097	(934)	(2,077)
Net increase (decrease) in cash and cash equivalents	25,090	(14,020)	1,391

Cash and cash equivalents at beginning of year	41,217	55,237	53,846

Cash and cash equivalents at end of year	66,307	41,217	55,237

Supplemental disclosures:
Cash paid for:
Interest	$66	$56	$156
Income taxes, net	$4,867	$4,328	$9,890

The accompanying notes are an integral part of the consolidated financial statements.

HURCO COMPANIES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

	Common				Accumulated
	Stock	Common	Additional		Other
(In thousands, except shares	Shares	Stock	Paid-In	Retained	Comprehensive
outstanding)	Outstanding	Amount	Capital	Earnings	Loss	Total

Balances, October 31, 2014	6,508,880	$651	$55,974	$111,580	($3,560)	$164,645

Net income	—	—	—	16,214	—	16,214
Other comprehensive income (loss)	—	—	—	—	(5,826)	(5,826)
Exercise of common stock options	15,300	1	256	—	—	257
Stock-based compensation expense	27,538	3	1,190	—	—	1,193
Tax benefit (expense) from stock option activities	—	—	119	—	—	119
Dividends paid	—	—	—	(2,034)	—	(2,034)

Balances, October 31, 2015	6,551,718	$655	$57,539	$125,760	($9,386)	$174,568

Net income	—	—	—	13,292	—	13,292
Other comprehensive income (loss)	—	—	—	—	(1,657)	(1,657)
Exercise of common stock options	—	—	—	—	—	-
Stock-based compensation expense	21,385	2	1,605	—	—	1,607
Tax benefit (expense) from stock option activities	—	—	(25)	—	—	(25)
Dividends paid	—	—	—	(2,310)	—	(2,310)

Balances, October 31, 2016	6,573,103	$657	$59,119	$136,742	($11,043)	$185,475

Net income	—	—	—	15,115	—	15,115
Other comprehensive income (loss)	—	—	—	—	2,853	2,853
Exercise of common stock options	29,164	3	531	—	—	534
Stock-based compensation expense	38,930	4	1,694	—	—	1,698
Dividends paid	—	—	—	(2,590)	—	(2,590)

Balances, October 31, 2017	6,641,197	$664	$61,344	$149,267	($8,190)	$203,085

The accompanying notes are an integral part of the consolidated financial statements.

HURCO COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation. The consolidated financial statements include the accounts of Hurco Companies, Inc. (an Indiana corporation) and its wholly-owned subsidiaries. We have a 35% ownership interest in a Taiwan affiliate that is accounted for using the equity method. Our investment in that affiliate was approximately $3.6 million and $3.6 million as of October 31, 2017 and 2016, respectively. That investment is included in Investments and other assets, net on the accompanying Consolidated Balance Sheets. Intercompany accounts and transactions have been eliminated.

Statements of Cash Flows. We consider all highly liquid investments with a stated maturity at the date of purchase of three months or less to be cash equivalents. Cash flows from hedges are classified consistent with the items being hedged.

Translation of Foreign Currencies. All balance sheet accounts of non-U.S. subsidiaries are translated at the exchange rate as of the end of the year and translation adjustments of foreign currency balance sheets are recorded as a component of Accumulated other comprehensive loss in shareholders' equity. Income and expenses are translated at the average exchange rates during the year. Cumulative foreign currency translation adjustments, net of gains related to our net investment hedges, as of October 31, 2017 were a net loss of $7.4 million and are included in Accumulated other comprehensive loss. Foreign currency transaction gains and losses are recorded as income or expense as incurred and are recorded in Other expense, net.

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

We had forward contracts outstanding as of October 31, 2017, in Euros, Pounds Sterling and New Taiwan Dollars with set maturity dates ranging from November 2017 through October 2018. The contract amount at forward rates in U.S. Dollars at October 31, 2017 for Euros and Pounds Sterling was $31.6 million and $8.5 million, respectively. The contract amount at forward rates in U.S. Dollars for New Taiwan Dollars was $31.2 million at October 31, 2017. At October 31, 2017, we had approximately $790,000 of loss, net of tax, related to cash flow hedges deferred in Accumulated other comprehensive loss. Of this amount, $636,000 represented unrealized loss, net of tax, related to cash flow hedge instruments that remain subject to currency fluctuation risk. The majority of these deferred losses will be recorded as an adjustment to Cost of sales and service in periods through October 2018, in which the corresponding inventory that is the subject of the related hedge contract is sold, as described above.

We are exposed to foreign currency exchange risk related to our investment in net assets in foreign countries. To manage this risk, we entered into a forward contract with a notional amount of €3.0 million in November 2016. We designated this forward contract as a hedge of our net investment in Euro denominated assets. We selected the forward method under the FASB guidance related to the accounting for derivatives instruments and hedging activities. The forward method requires all changes in the fair value of the contract to be reported as a cumulative translation adjustment, net of tax, in Accumulated other comprehensive loss in the same manner as the underlying hedged net assets. This forward contract matured in November 2017 and we entered into a new forward contract for the same notional amount that is set to mature in November 2018. As of October 31, 2017, we had a realized gain of $809,000 and an unrealized loss of $140,000, net of tax, recorded as cumulative translation adjustments in Accumulated other comprehensive loss, related to these forward contracts.

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

HURCO COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

We had forward contracts outstanding as of October 31, 2017, in Euros, Pounds Sterling, South African Rand and New Taiwan Dollars with set maturity dates ranging from November 2017 through October 2018. The contract amounts at forward rates in U.S. Dollars at October 31, 2017 for Euros, Pounds Sterling and South African Rand totaled $28.1 million. The contract amount at forward rates in U.S. Dollars for New Taiwan Dollars was $32.6 million at October 31, 2017.

Fair Value of Derivative Instruments

We recognize the fair value of derivative instruments as assets and liabilities on a gross basis on our Consolidated Balance Sheets. As of October 31, 2017 and October 31, 2016, all derivative instruments were recorded at fair value on the balance sheets as follows (in thousands):

	2017		2016
	Balance Sheet	Fair	Balance Sheet	Fair
Derivatives	Location	Value	Location	Value

Designated as Hedging Instruments:
Foreign exchange forward contracts	Derivative assets	$305	Derivative assets	$1,721
Foreign exchange forward contracts	Derivative liabilities	$1,508	Derivative liabilities	$173

Not Designated as Hedging Instruments:
Foreign exchange forward contracts	Derivative assets	$291	Derivative assets	$4
Foreign exchange forward contracts	Derivative liabilities	$224	Derivative liabilities	$365

Effect of Derivative Instruments on the Consolidated Balance Sheets, Statements of Changes in Shareholders’ Equity and Statements of Income

Derivative instruments had the following effects on our Consolidated Balance Sheets, Statements of Changes in Shareholders’ Equity and Statements of Income, net of tax, during the fiscal years ended October 31, 2017 and 2016 (in thousands):

	Amount of Gain (Loss)		Location of Gain (Loss)	Amount of Gain (Loss)
	Recognized in		Reclassified from	Reclassified from
	Other Comprehensive		Other Comprehensive	Other Comprehensive
Derivatives	Income (Loss)		Income (Loss)	Income (Loss)
	2017	2016		2017	2016
Designated as Hedging Instruments:
(Effective Portion)

Foreign exchange forward contracts
– Intercompany sales/purchases	$(709)	$1,431	Cost of sales and service	$1,354	$1,647

Foreign exchange forward contract
– Net Investment	$(96)	$28

We recognized a gain of $18,000 during the fiscal year ended October 31, 2017 and a gain of $18,000 during the fiscal year ended October 31, 2016 as a result of contracts closed early that were deemed ineffective for financial reporting and did not qualify as cash flow hedges.

HURCO COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

We recognized the following gains and losses in our Consolidated Statements of Income during the fiscal years ended October 31, 2017 and 2016 on derivative instruments not designated as hedging instruments (in thousands):

	Location of Gain (Loss)	Amount of Gain (Loss)
Derivatives	Recognized in Operations	Recognized in Operations
		2017	2016
Not Designated as Hedging Instruments:
Foreign exchange forward contracts	Other expense, net	$(1,001)	$536

The following table presents the changes in the components of Accumulated other comprehensive loss, net of tax, for the fiscal years ended October 31, 2017 and 2016 (in thousands):

	Foreign	Cash
	Currency	Flow
	Translation	Hedges	Total
Balance, October 31, 2015	$(10,884)	$1,498	$(9,386)
Other comprehensive income (loss) before reclassifications	(1,441)	1,431	(10)
Reclassifications	—	(1,647)	(1,647)
Balance, October 31, 2016	$(12,325)	$1,282	$(11,043)
Other comprehensive income (loss) before reclassifications	4,916	(709)	4,207
Reclassifications	—	(1,354)	(1,354)
Balance, October 31, 2017	$(7,409)	$(781)	$(8,190)

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

Property and Equipment. Property and equipment are carried at cost. Depreciation and amortization of assets are provided primarily under the straight-line method over the shorter of the estimated useful lives or the lease terms as follows:

Number of Years
Land	Indefinite
Building	40
Machines	7 – 10
Shop and office equipment	3 – 7
Building & leasehold improvements	3 – 40

Total depreciation and amortization expense recognized for property and equipment for the fiscal years ended October 31, 2017, 2016 and 2015 was $2.5 million, $2.5 million, and $2.2 million, respectively.

Revenue Recognition. We recognize revenue from sales of our machine tool systems upon delivery of the product to the customer or distributor, which is normally at the time of shipment, because persuasive evidence of an arrangement exists, delivery has occurred, the selling price is fixed and determinable and collectability is reasonably assured. Our computerized machine tools are general purpose computer controlled machine tools that are typically used in stand-alone operations. Transfer of ownership and risk of loss are not contingent upon contractual customer acceptance. Prior to shipment, we test each machine to ensure the machine’s compliance with standard operating specifications.

HURCO COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

Service fees from maintenance contracts are deferred and recognized in earnings on a pro rata basis over the term of the contract, and are generally sold on a stand-alone basis.

Sales related to software upgrades are recognized when shipped in conformity with U.S. Generally Accepted Accounting Principles as promulgated by FASB guidance related to software revenue recognition that requires at the time of shipment, persuasive evidence of an arrangement exists, delivery has occurred, the selling price is fixed and determinable and collectability is reasonably assured. The software does not require production, modification or customization.

Allowance for Doubtful Accounts. The allowance for doubtful accounts is based on our best estimate of probable credit issues and historical experience. We perform credit evaluations of the financial condition of our customers. No collateral is required for sales made on open account terms. Concentrations of credit risk with respect to accounts receivable are limited due to the large number of customers comprising our customer base and their dispersion across many geographic areas. We consider trade accounts receivable to be past due when payment is not made by the due date as specified on the customer invoice, and we charge off uncollectible balances when all reasonable collection efforts have been exhausted.

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

Research and Development Costs. The costs associated with research and development programs for new products and significant product improvements, other than software development costs which are eligible for capitalization per FASB guidance, are expensed as incurred and are included in Selling, general and administrative expenses. Research and development expenses totaled $4.2 million, $4.9 million, and $3.9 million, in fiscal 2017, 2016, and 2015, respectively.

Software Development Costs. We sell software products that are essential to our machine tools. Costs incurred to develop computer software products and significant enhancements to software features of existing products to be sold or otherwise marketed are capitalized, after technological feasibility is established. Software development costs are amortized on a straight-line basis over the estimated product life of the related software, which ranges from three to five years. We capitalized costs of $2.3 million in fiscal 2017, $2.2 million in fiscal 2016, and $1.4 million in fiscal 2015 related to software development projects. Amortization expense for software development costs was $1.0 million, $1.2 million, and $1.0 million, for the fiscal years ended October 31, 2017, 2016, and 2015, respectively. Accumulated amortization at October 31, 2017 and 2016 was $17.4 million and $16.5 million, respectively.

HURCO COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Estimated amortization expense for the remaining unamortized software development costs for the fiscal years ending October 31, is as follows (in thousands):

Fiscal Year	Amortization Expense
2018	1,425
2019	1,250
2020	1,200
2021	1,075
2022	975

Goodwill and Intangible Assets. Goodwill and other separately recognized intangible assets with indefinite lives are not subject to amortization. At least once annually or when indicators of impairment exist, we perform an impairment test for goodwill. We use a qualitative approach to test goodwill and indefinite-lived assets for impairment annually. Periodically, or when indicators of impairment exist, we also utilize a two-stepped approach to measuring goodwill impairment. The first step of the test determines if there is potential goodwill impairment. In this step we compare the fair value of the reporting unit to its carrying amount (which includes goodwill). The fair value of the reporting unit is determined by using an estimate of future cash flows utilizing a risk-adjusted discount rate to calculate the net present value of future cash flows (income approach), and by using a market approach based upon an analysis of valuation metrics of comparable peer companies. If the carrying amount exceeds the fair value, we perform the second step of the test, which measures the amount of impairment loss to be recorded, if any. In the second step, we compare the carrying amount of the goodwill to the implied fair value of the goodwill based on the net fair value of the recognized and unrecognized assets and liabilities of the reporting unit. If the implied fair value is less than the carrying value, an impairment loss is recorded to the extent that the fair value of the goodwill is less than its carrying value. For other separately recognized intangible assets with indefinite lives, we use a qualitative approach to test such assets for impairment if certain conditions are met. Intangible assets that are determined to have a finite life are amortized over their estimated useful lives and are also subject to review for impairment, if indicators of impairment are identified.

For fiscal 2017, we utilized both the quantitative and qualitative approaches to test for goodwill impairment and a qualitative approach to test intangible assets for potential impairment. For fiscal 2016, we utilized the qualitative approach to test both goodwill and intangible assets for potential impairment. For each of fiscal 2017 and 2016, we concluded that goodwill and other intangible assets were not impaired.

As of October 31, 2017, the balances of intangible assets, other than goodwill, were as follows (in thousands):

	Weighted Average Amortization Period	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets

Tradenames and trademarks	13 years	$245	$(81)	$164
Tradenames and trademarks	indefinite	60	-	60
Customer relationships	15 years	257	(132)	125
Technology	13 years	713	(239)	474
Patents	6 years	2,973	(2,765)	208
Other	8 years	378	(333)	45
Total		$4,626	$(3,550)	$1,076

HURCO COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

As of October 31, 2016, the balances of intangible assets, other than goodwill, were as follows (in thousands):

	Weighted Average Amortization Period	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Tradenames and trademarks	13 years	$231	$(59)	$172
Tradenames and trademarks	indefinite	60	—	60
Customer relationships	15 years	254	(114)	140
Technology	13 years	672	(172)	500
Patents	6 years	2,972	(2,741)	231
Other	8 years	373	(326)	47
Total		$4,562	$(3,412)	$1,150

Intangible asset amortization expense was $136,000, $137,000, and $207,000 for fiscal 2017, 2016 and 2015, respectively. Annual intangible asset amortization expense is estimated to be $120,000 per year for fiscal years 2018 through 2022.

Impairment of Long-Lived Assets. Annually, or when there are indicators of impairment, we evaluate the carrying value of long-lived assets to be held and used, including property and equipment, software development costs and intangible assets, including goodwill, when events or circumstances warrant such a review. The carrying value of a long-lived asset (or group of assets) to be held and used is considered impaired when the anticipated separately identifiable undiscounted cash flows from such an asset (or group of assets) are less than the carrying value of the asset (or group of assets) in accordance with FASB guidance related to accounting for the impairment or disposal of long-lived assets.

Earnings Per Share. Basic earnings per share is calculated by dividing net income by the weighted-average number of common shares actually outstanding during the period. Diluted earnings per share assumes the issuance of additional shares of common stock upon exercise of all outstanding stock options and contingently issuable securities if the effect is dilutive, in accordance with the treasury stock method discussed in FASB guidance on “Earnings Per Share.”

The following table presents a reconciliation of our basic and diluted earnings per share computation:

	Fiscal Year Ended October 31,
	2017		2016		2015
(in thousands, except per share amounts)	Basic	Diluted	Basic	Diluted	Basic	Diluted
Net income	$15,115	$15,115	$13,292	$13,292	$16,214	$16,214
Undistributed earnings allocated to participating shares	(100)	(100)	(76)	(76)	(93)	(93)
Net income applicable to common shareholders	$15,015	$15,015	$13,216	$13,216	$16,121	$16,121
Weighted average shares outstanding	6,615	6,615	6,569	6,569	6,543	6,543
Stock options and contingently issuable securities	-	65	-	73	-	59
	6,615	6,680	6,569	6,642	6,543	6,602
Income per share	$2.27	$2.25	$2.01	$1.99	$2.46	$2.44

HURCO COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

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

The determination of our provision for income taxes requires judgment, the use of estimates and the interpretation and application of complex tax laws. Our provision for income taxes reflects a combination of income earned and taxed at the federal and state level in the U.S., as well as in various foreign jurisdictions. We have not provided for any U.S. income taxes on the undistributed earnings of our foreign subsidiaries based upon our determination that such earnings will be indefinitely reinvested abroad.  Undistributed earnings of our wholly-owned foreign subsidiaries at October 31, 2017 were approximately $92.9 million. In the event these earnings are later distributed to the U.S., such distributions would likely result in additional U.S. tax that may be offset, at least in part, by associated foreign tax credits.

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

HURCO COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

The end market for our products consists primarily of precision tool, die and mold manufacturers, independent job shops, and specialized short-run production applications within large manufacturing operations. Industries served include: aerospace, defense, medical equipment, energy, automotive/transportation, electronics and computer industries. Our products are sold through more than 193 independent agents and distributors throughout the Americas, Europe and Asia. We also have our own direct sales and service organizations in China, France, Germany, India, Italy, Poland, Singapore, South Africa, Taiwan, the United Kingdom, and certain areas of the United States.

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

3.	INVENTORIES

Inventories as of October 31, 2017 and 2016 are summarized below (in thousands):

	2017	2016
Purchased parts and sub-assemblies	$33,045	$25,661
Work-in-process	20,008	17,724
Finished goods	66,895	73,640
	$119,948	$117,025

Finished goods inventory consigned to our distributors and agents throughout the Americas, Europe and Asia was $12.1 million and $11.6 million as of October 31, 2017 and 2016, respectively.

4.	CREDIT AGREEMENTS AND BORROWINGS

On December 7, 2012, we entered into an agreement, which was subsequently amended on May 9, 2014, June 5, 2014, December 5, 2014 and December 6, 2016 (as amended, the “U.S. credit agreement”) with a financial institution that provided us with an unsecured revolving credit and letter of credit facility. The U.S. credit agreement contains customary financial covenants, including covenants (1) restricting us from making certain investments, loans, advances and acquisitions (but permitting us to make investments in subsidiaries of up to $5.0 million), (2) requiring that we maintain a minimum working capital, and (3) requiring that we maintain a minimum tangible net worth. The U.S. credit agreement permits us to pay certain cash dividends, so long as we are not in default under the U.S. credit agreement before and after giving effect to such dividends.

HURCO COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

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

On February 16, 2017, we amended our credit facility in China to decrease the credit facility from 40.0 million Chinese Yuan to 20.0 million Chinese Yuan (approximately $3.0 million) and renewed the facility with an expiration date of February 15, 2018. We had $1.5 million of borrowings under our China credit facility at each of October 31, 2017 and October 31, 2016, which bears interest at variable rates of 4.4% and 4.6% annually, respectively. We also have a £1.0 million revolving credit facility in the United Kingdom and a €1.5 million revolving credit facility in Germany. We had no other debt or borrowings under any of our other credit facilities at either of those dates.

All of our credit facilities are unsecured. At October 31, 2017, we had unutilized credit facilities of $19.6 million.

5.	FINANCIAL INSTRUMENTS

Estimated Fair Value of Financial Instruments

FASB fair value guidance establishes a three-tier fair value hierarchy, which categorizes the inputs used in measuring fair value.  These tiers include: Level 1, defined as observable inputs, such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The carrying amounts for cash and cash equivalents approximate their fair values due to the short maturity of these instruments, and such instruments meet the Level 1 criteria of the three-tier fair value hierarchy discussed above. The carrying amount of short-term debt approximates fair value due to the variable rate of the interest and the short term nature of the instrument.

In accordance with this guidance, the following table represents the fair value hierarchy for our financial assets and liabilities measured at fair value as of October 31, 2017 and 2016 (in thousands):

	Assets		Liabilities
	October 31,	October 31,	October 31,	October 31,
	2017	2016	2017	2016
Level 1
Deferred compensation	$1,638	$1,363	$—	$—
Level 2
Derivatives	$596	$1,725	$1,732	$538

HURCO COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Recurring Fair Value Measurements

Included in Level 1 assets are mutual fund investments under a nonqualified deferred compensation plan. We estimate the fair value of these investments on a recurring basis using market prices which are readily available.

Included as Level 2 fair value measurements are derivative assets and liabilities related to gains and losses on foreign currency forward exchange contracts entered into with a third party. We estimate the fair value of these derivatives on a recurring basis using foreign currency exchange rates obtained from active markets. Derivative instruments are reported in the accompanying consolidated financial statements at fair value. We have derivative financial instruments in the form of foreign currency forward exchange contracts as described in Note 1 of Notes to Consolidated Financial Statements in which the U.S. Dollar equivalent notional amount of these contracts was $134.3 million and $125.6 million at October 31, 2017 and 2016, respectively.

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

6.	INCOME TAXES

In the fiscal years set forth below, the provision for income taxes consisted of the following (in thousands):

	Year Ended October 31,
	2017	2016	2015
Current:
U.S. taxes	$308	$1,362	$4,600
Foreign taxes	4,185	4,456	3,752
	4,493	5,818	8,352
Deferred:
U.S. taxes	1,236	(176)	(896)
Foreign taxes	(128)	(49)	(117)
	1,108	(225)	(1,013)
	$5,601	$5,593	$7,339

A comparison of income tax expense at the U.S. statutory rate to the Company’s effective tax rate is as follows (dollars in thousands):

	Year Ended October 31,
	2017	2016	2015
Income before income taxes:
Domestic	$5,477	$2,703	$10,806
Foreign	15,239	16,182	12,747
Earnings (Loss) before taxes on income	$20,716	$18,885	$23,553
Tax rates:
U.S. statutory rate	34%	34%	35%
Effect of tax rate of international jurisdictions different than U.S. statutory rates	(5%)	(7%)	(5%)
Valuation allowance.	1%	3%	1%
State taxes	0%	0%	1%
Tax Credits	(3%)	(2%)	(1%)
Effect of Tax Rate Changes	0%	4%	0%
Other	0%	(2%)	0%
Effective tax rate	27%	30%	31%

HURCO COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

We have not made any provision for U.S. income taxes on the undistributed earnings of our wholly-owned foreign subsidiaries based upon our determination that such earnings will be indefinitely reinvested.  Undistributed earnings of our wholly-owned foreign subsidiaries at October 31, 2017 were approximately $92.9 million. In the event these earnings are later distributed to the U.S., such distributions would likely result in additional U.S. tax that may be offset, at least in part, by associated foreign tax credits.

Deferred income taxes are determined based on the difference between the amounts used for financial reporting purposes and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  Deferred taxes are adjusted for changes in tax rates and tax laws when changes are enacted.  Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized.

As of October 31, 2017, we had deferred tax assets established for accumulated net operating loss carryforwards of $1.7 million, primarily related to state and foreign jurisdictions.  We also have deferred tax assets for research and development tax credits of $0.5 million. We have established a valuation allowance against some of these carryforwards due to the uncertainty of their full realization.  As of October 31, 2017 and 2016, the balance of this valuation allowance was $2.3 million and $2.1 million, respectively.

Significant components of our deferred tax assets and liabilities at October 31, 2017 and 2016 were as follows (in thousands):

	October 31,
	2017	2016
Deferred Tax Assets:
Accrued inventory reserves	$1,965	$1,824
Accrued warranty expenses	438	312
Compensation related expenses	2,952	2,664
Net derivative instruments	417	—
Unrealized exchange gain/loss	—	370
Other accrued expenses	187	194
Net operating loss carryforwards	1,722	1,616
Other credit carryforwards	517	474
Other	404	331
	8,602	7,785
Less: Valuation allowance - net operating loss and other credit carryforwards	(2,282)	(2,067)
Deferred tax assets	6,320	5,718

Deferred Tax Liabilities:
Net derivative instruments	—	(701)
Property and equipment and capitalized software development costs	(3,241)	(2,717)
Unrealized exchange gain/loss	(116)	—
Other	(624)	(456)

Net deferred tax assets	$2,339	$1,844

As of October 31, 2017, we had net operating losses carryforwards for international and U.S. income tax purposes of $8.1 million, of which $6.7 million will expire within 5 years beginning in 2018 and $1.4 million will expire between 5 and 20 years. We also had tax credits of $784,000 which will expire between years 2022 and 2027.

HURCO COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding the related accrual for interest or penalties, is as follows (in thousands):

	2017	2016	2015
Balance, beginning of year	$1,102	$1,034	$1,196
Additions based on tax positions related to the current year	37	52	17
Additions (reductions) related to prior year tax positions	(20)	19	(51)
Reductions due to statute expiration	(74)	—	—
Other	56	(3)	(128)

Balance, end of year	$1,101	$1,102	$1,034

The entire balance of the unrecognized tax benefits and related interest at October 31, 2017, if recognized, would affect the effective tax rate in future periods. This balance will be reduced by $1.0 million during the next fiscal year due to statute of limitations expiration.

We recognize accrued interest and penalties related to unrecognized tax benefits as components of our income tax provision.  As of October 31, 2017, the amount of interest accrued, reported in other liabilities, was approximately $65,000, which did not include the federal tax benefit of interest deductions. The statute of limitations with respect to unrecognized tax benefits will expire between July 2018 and July 2020.

We file income tax returns in the U.S. federal jurisdiction and various states, local, and non-U.S. jurisdictions.

A summary of open tax years by major jurisdiction is presented below:

United States federal	Fiscal 2014 through the current period
Germany¹	Fiscal 2013 through the current period
Taiwan	Fiscal 2014 through the current period

¹ Includes federal as well as state, provincial or similar local jurisdictions, as applicable.

7.       EMPLOYEE BENEFITS

We have defined contribution plans that include a majority of our employees, under which our matching contributions are primarily discretionary. The purpose of these plans is generally to provide additional financial security during retirement by providing employees with an incentive to save throughout their employment. Our contributions and related expense totaled $1.1 million, $1.1 million, and $933,000, for the fiscal years ended October 31, 2017, 2016 and 2015, respectively.

8.       STOCK-BASED COMPENSATION

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

A summary of the status of the options as of October 31, 2017, 2016 and 2015 and the related activity for the year is as follows:

	Shares Under	Weighted Average Grant
	Option	Date Fair Value
Balance October 31, 2014	128,189	$20.45
Granted	—	—
Cancelled	(5,000)	$35.83
Expired	—	—
Exercised	(15,300)	$16.81
Balance October 31, 2015	107,889	$20.25
Granted	—	—
Cancelled	—	—
Expired	—	—
Exercised	—	—
Balance October 31, 2016	107,889	$20.25
Granted	—	—
Cancelled	—	—
Expired	—	—
Exercised	(29,164)	$18.31
Balance October 31, 2017	78,725	$20.97

The total intrinsic value of stock options exercised during the twelve months ended October 31, 2017, 2016 and 2015 was approximately $771,000, $0 and $154,000, respectively.

HURCO COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

As of October 31, 2017, the total intrinsic value of outstanding stock options already vested and the intrinsic value of options that are outstanding and exercisable was $1.8 million. Stock options outstanding and exercisable on October 31, 2017, were as follows:

Range of Exercise Prices Per Share	Shares Under Option	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life in Years
Outstanding
$14.82	11,000	$14.82	2.1
14.88	4,200	14.88	1.5
18.13	12,000	18.13	2.5
21.45	30,012	21.45	4.1
23.30	16,513	23.30	5.1
35.83	5,000	35.83	0.6
$14.82 – 35.83	78,725	$20.25	3.4
Exercisable
$14.82	11,000	$14.82	2.1
14.88	4,200	14.88	1.5
18.13	12,000	18.13	2.5
21.45	30,012	21.45	4.1
23.30	16,513	23.30	5.1
35.83	5,000	35.83	0.6
$14.82 – 35.83	78,725	$20.25	3.4

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

On that date, the Compensation Committee granted a total of 14,747 shares of time-based restricted stock to our executive officers. The restricted shares vest in thirds over three years from the date of grant provided the recipient remains employed through that date. The grant date fair value of the restricted shares was based upon the closing sales price of our common stock on the date of grant, which was $33.90 per share.

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

On that date, the Compensation Committee granted a total of 17,684 shares of time-based restricted stock to our executive officers. The restricted shares vest in thirds over three years from the date of grant provided the recipient remains employed through that date. The grant date fair value of the restricted shares was based upon the closing sales price of our common stock on the date of grant which was $26.04 per share.

On January 4, 2016, the Compensation Committee also granted a total target number of 24,023 performance shares to our executive officers designated as “Performance Shares – TSR”. The shares were weighted as 40% of the overall long-term incentive compensation arrangement and will vest and be paid based upon the total shareholder return of our common stock over a three-year period, relative to the total shareholder return of the companies in a specified peer group over that period. Participants will have the ability to earn between 50% of the target number of shares for achieving threshold performance and 200% of the target number of shares for achieving maximum performance. The grant date fair value of the Performance Shares - TSR was $30.67 per share and was calculated using the Monte Carlo approach.

On January 4, 2016, the Compensation Committee also granted a total target number of 24,759 performance shares to our executive officers designated as “Performance Shares – ROIC”. These shares were weighted as 35% of the overall long-term incentive compensation arrangement and will vest and be paid based upon the achievement of pre-established goals related to our average return on invested capital over the three-year period. Participants will have the ability to earn between 50% of the target number of shares for achieving threshold performance and 200% of the target number of shares for achieving maximum performance. The grant date fair value of the Performance Shares - ROIC was based on the closing sales price of our common stock on the grant date which was $26.04 per share.

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

On that date, the Compensation Committee granted a total of 11,174 shares of time-based restricted shares to our executive officers. The restricted shares vest in thirds over three years from the date of grant provided the recipient remains employed through that date. The grant date fair value of the restricted shares was based upon the closing sales price of our common stock on the date of grant which was $32.22 per share.

On January 6, 2015, the Compensation Committee also granted a total target number of 16,740 performance shares to our executive officers designated as “Performance Shares – TSR”. The shares were weighted as 40% of the overall long-term incentive compensation arrangement and will vest and be paid based upon the total shareholder return of our common stock over a three-year period, relative to the total shareholder return of the companies in a specified peer group over that period. Participants will have the ability to earn between 50% of the target number of shares for achieving threshold performance and 200% of the target number of shares for achieving maximum performance. The grant date fair value of the Performance Shares - TSR was $34.41 per share and was calculated using the Monte Carlo approach.

On January 6, 2015, the Compensation Committee also granted a total target number of 15,643 performance shares to our executive officers designated as “Performance Shares – ROIC”. These shares were weighted as 35% of the overall long-term incentive compensation arrangement and will vest and be paid based upon the achievement of pre-established goals related to our average return on invested capital over the three-year period. Participants will have the ability to earn between 50% of the target number of shares for achieving threshold performance and 200% of the target number of shares for achieving maximum performance. The grant date fair value of the Performance Shares - ROIC was based on the closing sales price of our common stock on the grant date which was $32.22 per share.

A reconciliation of the Company’s restricted stock activity and related information is as follows:

	Number	Weighted Average Grant
	of Shares	Date Fair Value
Unvested at October 31, 2016	147,350	$28.79
Shares or units granted	71,011	34.61
Shares or units vested	(38,930)	26.98
Shares or units cancelled	(7,678)	29.98
Shares withheld	(13,944)	25.89
Unvested at October 31, 2017	157,809	$32.05

During fiscal 2017 and 2016, we recorded approximately $1.7 million and $1.6 million, respectively, of stock-based compensation expense related to grants under the 2008 Plan and the 2016 Equity Plan. We recorded approximately $1.2 million of stock-based compensation expense related to grants under the 2008 Plan for fiscal 2015. As of October 31, 2017, there was an estimated $2.1 million of total unrecognized stock-based compensation cost that we expect to recognize by the end of the first quarter of fiscal 2020.

HURCO COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

9.       RELATED PARTY TRANSACTIONS

As of October 31, 2017, we owned approximately 35% of the outstanding shares of a Taiwanese-based contract manufacturer, Hurco Automation, Ltd. (“HAL”). HAL’s scope of activities includes the design, manufacture, sales and distribution of industrial automation products, software systems and related components, including control systems and components produced under contract for sale exclusively to us. We are accounting for this investment using the equity method. The investment of $3.6 million and $3.6 million at October 31, 2017 and 2016, respectively, is included in Investments and other assets, net on the Consolidated Balance Sheets. Purchases of controls from HAL amounted to $10.0 million, $9.9 million and $8.9 million in fiscal 2017, 2016 and 2015, respectively. Sales of control component parts to HAL were $139,000, $623,000 and $723,000 for the fiscal years ended October 31, 2017, 2016 and 2015, respectively. Trade payables to HAL were $2.5 million and $2.0 million at October 31, 2017 and 2016, respectively. Trade receivables from HAL were $30,000 and $94,000 at October 31, 2017 and 2016, respectively.

Summary unaudited financial information for HAL’s operations and financial condition is as follows (in thousands):

	2017	2016	2015

Net Sales	$15,800	$13,948	$12,852
Gross Profit	2,457	2,240	2,041
Operating Income	1,037	952	665
Net Income	1,320	1,323	1,546

Current Assets	$11,310	$10,238	$10,262
Non-current Assets	4,440	3,733	3,087
Current Liabilities	3,916	2,572	3,472

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

11.       GUARANTEES AND PRODUCT WARRANTIES

From time to time, our subsidiaries guarantee third party payment obligations in connection with the sale of machines to customers that use financing. We follow FASB guidance for accounting for guarantees (codified in ASC 460). As of October 31, 2017, we had 27 outstanding third party payment guarantees totaling approximately $1.0 million. The terms of these guarantees are consistent with the underlying customer financing terms. Upon shipment of a machine, the customer has the risk of ownership. The customer does not obtain title, however, until it has paid for the machine. A retention of title clause allows us to recover the machine if the customer defaults on the financing. We accrue liabilities under these guarantees at fair value, which amounts are insignificant.

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

	2017	2016	2015
Balance, beginning of year	$1,523	$2,186	$2,048
Provision for warranties during the year	3,379	2,715	3,736
Charges to the accrual	(3,203)	(3,349)	(3,495)
Impact of foreign currency translation	73	(29)	(103)
Balance, end of year	$1,772	$1,523	$2,186

The increase in our warranty reserve from fiscal 2016 to fiscal 2017 was primarily due to an increase in unit sales volume, as well as an increase in average warranty cost per machine as our product mix of machines under warranty shifted to more complex, higher-performance machines. The decrease in our warranty reserve in fiscal 2016 compared to fiscal 2015 was primarily due to a decrease in unit sales volume, as well as a reduction in average warranty cost per machine as our product mix of machines under warranty shifted to less complex machines. The fiscal 2016 reduction in warranty reserve was also attributable to reductions in warranty obligations assumed as part of the acquisition of Milltronics and Takumi, as actual claims were less than anticipated, resulting in adjustments to the provision for warranties during the year.

12.       OPERATING LEASES

We lease facilities, certain equipment and vehicles under operating leases that expire at various dates through 2024. Future payments required under operating leases as of October 31, 2017, are summarized as follows (in thousands):

2018	$3,316
2019	2,077
2020	902
2021	706
2022 and thereafter	967
Total	$7,968

Lease expense for the fiscal years ended October 31, 2017, 2016, and 2015 was $4.4 million, $4.5 million, and $3.8 million, respectively.

HURCO COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

13.       QUARTERLY FINANCIAL INFORMATION (Unaudited)

	First	Second	Third	Fourth
2017 (In thousands, except per share data)	Quarter	Quarter	Quarter	Quarter
Sales and service fees	$48,744	$58,222	$60,770	$75,931
Gross profit	12,586	17,068	17,540	23,370
Gross profit margin	26%	29%	29%	31%
Selling, general and administrative expenses	11,167	11,714	12,395	14,385
Operating income	1,419	5,354	5,145	8,985
Provision for income taxes	543	1,467	1,353	2,238
Net income	879	3,646	3,888	6,702
Income per common share – basic	$0.13	$0.55	$0.58	$1.01
Income per common share – diluted	$0.13	$0.54	$0.58	$1.00

	First	Second	Third	Fourth
2016 (In thousands, except per share data)	Quarter	Quarter	Quarter	Quarter
Sales and service fees	$56,503	$52,029	$52,403	$66,354
Gross profit	17,698	16,610	16,135	19,997
Gross profit margin	31%	32%	31%	30%
Selling, general and administrative expenses	11,961	11,943	12,042	14,878
Operating income	5,737	4,667	4,093	5,119
Provision for income taxes	1,709	1,225	1,120	1,539
Net income	3,895	3,674	2,720	3,003
Income per common share – basic	$0.59	$0.56	$0.41	$0.45
Income per common share – diluted	$0.58	$0.56	$0.40	$0.45

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

We sell our products through more than 193 independent agents and distributors throughout the Americas, Europe and Asia. Our line is the primary line for the majority of our distributors globally even though some may carry competitive products. We also have our own direct sales and service organizations in China, France, Germany, India, Italy, Poland, Singapore, South Africa, Taiwan, the United Kingdom, and certain areas of the United States, which are among the world's principal machine tool consuming countries. During fiscal 2017, no distributor accounted for more than 5% of our sales and service fees. In fiscal 2017, approximately 71% of our revenues were from customers located outside of the U.S. and no single end-user of our products accounted for more than 5% of our total sales and service fees.

HURCO COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following table sets forth the contribution of each of our product groups to our total sales and service fees during each of the past three fiscal years (in thousands):

Net Sales and Service Fees by Product Category

	Year ended October 31,
	2017	2016	2015

Computerized Machine Tools *	$209,311	$195,618	$189,712
Computer Control Systems and Software †	2,324	2,078	3,085
Service Parts	24,255	21,908	19,375
Service Fees	7,777	7,685	7,211
Total	$243,667	$227,289	$219,383

*	Amounts shown include sales of Milltronics and Takumi computerized machine tools to third parties since the respective dates of acquisitions.
†	Amounts shown do not include computer control systems and software sold as an integrated component of computerized machine systems.

The following table sets forth revenues by geographic area, based on customer location, for each of the past three fiscal years (in thousands):

Revenues by Geographic Area

	Year Ended October 31,
	2017	2016	2015
United States of America	$70,912	$70,630	$66,781
Canada	3,801	3,881	3,114
Central & South Americas	1,844	1,950	1,930
Total Americas	76,557	76,461	71,825

Germany	48,786	44,411	43,727
United Kingdom	28,019	25,313	30,235
Italy	13,416	12,947	11,768
France	13,917	13,787	13,162
Other Europe	27,583	27,150	26,598
Total Europe	131,721	123,608	125,490

Asia Pacific	32,694	25,633	20,265
Other Foreign	2,695	1,587	1,803
Total Europe, Asia Pacific and Other Foreign	167,110	150,828	147,558
	$243,667	$227,289	$219,383

Long-lived tangible assets, net by geographic area, were (in thousands):

	As of October 31,
	2017	2016	2015
United States of America	$7,599	$7,846	$8,658
Foreign countries	6,185	5,911	5,893
	$13,784	$13,757	$14,551

HURCO COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Net assets by geographic area were (in thousands):

	As of October 31,
	2017	2016	2015
Americas	$86,432	$84,040	$83,236
Europe	70,536	60,861	59,468
Asia Pacific	46,117	40,574	31,864
	$203,085	$185,475	$174,568

15.       NEW ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Pronouncement:

In March 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-09, Compensation – Stock Compensation (Topic 718), which simplifies several areas of accounting for share-based compensation arrangements, including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for our fiscal year 2018, including interim periods within the fiscal year. Early adoption is permitted. We elected to early adopt the new guidance in the fourth quarter of fiscal 2017 which required us to reflect any adjustments as of November 1, 2016, the beginning of the annual period that includes the interim period of adoption. Upon adoption, excess tax benefits or deficiencies from share-based award activity are reflected in the consolidated statements of income as a component of the provision for income taxes, whereas they previously were recognized in equity. We also elected to account for forfeitures as they occur, rather than estimate expected forfeitures. The adoption of ASU 2016-09 resulted in a net cumulative-effect adjustment of a $0.2 million increase to retained earnings as of November 1, 2017, mostly related to the recognition of the previously unrecognized excess tax benefits using the modified retrospective method. The previously unrecognized excess tax effects were recorded as a reduction to tax liability or an increase to deferred tax asset.

We adopted the aspects of the standard affecting the cash flow presentation retrospectively, and accordingly, to conform to the current year presentation, we reclassified $146,000 and $239,000 of employee taxes paid for withheld shares under operating activities to financing activities for the years ended October 31, 2016 and 2015, respectively, on our consolidated statements of cash flows.

New Accounting Pronouncements:

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), establishing a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. This standard provides a five-step analysis in determining when and how revenue is recognized. The new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services and will supersede most of the existing revenue recognition guidance, including industry-specific guidance. We have the option of applying this new standard retrospectively to each prior period presented (“full retrospective approach”) or retrospectively with the cumulative effect recognized in retained earnings as of the date of adoption (“modified retrospective approach”). Between August 2015 and December 2016, the FASB issued five additional updates to Topic 606: 1) ASU No. 2015-14, Deferral of the Effective Date, 2) ASU No. 2016-08, Principal versus Agent Considerations (Reporting Revenue Gross versus Net), 3) ASU No. 2016-10, Identifying Performance Obligations and Licensing, 4) ASU No. 2016-12, Narrow-Scope Improvements and Practical Expedients and 5) ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers to provide further guidance and clarification in accounting for revenue arising from contracts with customers. All these updates will be effective for our fiscal year 2019, including interim periods within the fiscal year. We have not yet determined the impact this new accounting standard may have on our consolidated financial statements. During the second and third quarters of fiscal 2017, we developed a project plan and timeline to complete an assessment of the potential impact that this accounting standard will have on our consolidated financial statements. During the third and fourth quarters of fiscal 2017, this assessment included training of our key personnel, sampling of our customer contracts and revenue stream evaluation. At this time, we expect to use the modified retrospective approach upon adoption. In fiscal 2018, we expect to implement and test any changes in policy, processes, systems and internal controls and to compute required transition adjustments and disclosures related to our implementation of this new accounting standard.

HURCO COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which provides guidance to assist companies in evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The amendment provides a more robust framework to use in determining when a set of transferred assets and activities is a business. ASU 2017-01 is effective for our fiscal year 2019, including interim periods within the fiscal year. We do not expect that the adoption of this accounting standard update will have a material effect on our consolidated financial statements.

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

There have been no other significant changes in the Company’s critical accounting policies and estimates during the fiscal year ended October 31, 2017.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	CONTROLS AND PROCEDURES

Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2017, pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of the evaluation date.

There have been no changes in our internal control over financial reporting that occurred during the fourth quarter of the fiscal year ended October 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The attestation report of our independent registered public accounting firm on our internal control over financial reporting is included in this report under Item 8. Financial Statements and Supplementary Data. Our management’s annual report on internal control over financial reporting is included in this report immediately preceding Item 8.

Item 9B.	OTHER INFORMATION

During the fourth quarter of fiscal 2017, the Audit Committee of the Board of Directors did not engage our independent registered public accounting firm to perform any new non-audit services. This disclosure is made pursuant to Section 10A(i)(2) of the Securities Exchange Act of 1934, as amended, as added by Section 202 of the Sarbanes-Oxley Act of 2002.

The graph below matches the cumulative 5-Year total return of holders of Hurco Companies, Inc.'s common stock with the cumulative total returns of the Russell 2000 index, the NASDAQ Global Select index and a customized peer group of nineteen companies that includes: Ampco-Pittsburgh Corporation, DMC Global Inc. (formerly Dynamic Materials Corporation), Douglas Dynamics Inc., The Eastern Company, Electro Scientific Industries Inc., FARO Technologies Inc., Graham Corporation, Hardinge Inc., Kadant Inc., Key Technology Inc., Key Tronic Corporation, The L.S. Starrett Company, Nanometrics Incorporated, Novanta Inc., PDF Solutions Inc., Proto Labs Inc., QAD Inc., Sun Hydraulics Corporation and Transcat Inc. The graph assumes that the value of the investment in our common stock, in each index, and in the peer group (including reinvestment of dividends) was $100 on 10/31/2012 and tracks cumulative total shareholder return through 10/31/2017.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

$300
$250
$200
$150
$100
$50
$0
10/12
10/13
10/14
10/15
10/16
10/17
Hurco Companies, Inc.
Russell 2000
NASDAQ Global Select
Peer Group

*$100 invested on 10/31/12 in stock or index, including reinvestment of dividends.
Fiscal year ending October 31.

	10/12	10/13	10/14	10/15	10/16	10/17

Hurco Companies, Inc.	100.00	106.77	169.51	119.36	117.81	203.58
Russell 2000	100.00	136.28	147.27	147.77	153.84	196.69
NASDAQ Global Select	100.00	134.54	160.58	178.17	184.57	241.25
Peer Group	100.00	155.37	145.59	124.59	133.69	232.81

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated herein by reference to the definitive proxy statement for our 2018 annual meeting of shareholders except that the information required by Item 10 regarding our executive officers is included herein under a separate caption at the end of Part I.

Item 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the definitive proxy statement for our 2018 annual meeting of shareholders.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated herein by reference to the definitive proxy statement for our 2018 annual meeting of shareholders.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to the definitive proxy statement for our 2018 annual meeting of shareholders.

Item 14.	PRINCIPal ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated herein by reference to the definitive proxy statement for our 2018 annual meeting of shareholders.

PART IV

Item 15.	Exhibits AND Financial Statement Schedules

(a)	1.	Financial Statements. The following consolidated financial statements of the Company are included herein under Item 8 of Part II:

2.	Financial Statement Schedule. The following financial statement schedule is included in this Item.

Page
Schedule II - Valuation and Qualifying Accounts and Reserves	71

All other financial statement schedules are omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

(b)	Exhibits

Exhibits being filed with this Form 10-K or incorporated herein by reference are listed on page 72.

Item 16.	FORM 10-K SUMMARY

None

Schedule II - Valuation and Qualifying Accounts and Reserves

for the Years Ended October 31, 2017, 2016, and 2015

(Dollars in thousands)

Description	Balance at Beginning of Period	Charged to/ (Recovered from) Costs and Expenses	Charged to Other Accounts	Deductions		Balance at End of Period
Allowance for doubtful accounts for the year ended:

October 31, 2017	$664	$(123)	$—	$98	(1)	$639

October 31, 2016	$739	$(15)	$—	$60	(1)	$664

October 31, 2015	$878	$(13)	$—	$126	(1)	$739

Income tax valuation allowance for the year ended:

October 31, 2017	$2,067	$515	$—	$300		$2,282

October 31, 2016	$1,485	$587	$—	$5		$2,067

October 31, 2015	$1,225	$402	$—	$142		$1,485

(1)	Receivable write-offs.

EXHIBITS INDEX

Exhibits Filed. The following exhibits are filed with this report:

21	Subsidiaries of the Registrant.
23.1	Consent of Independent Registered Public Accounting Firm, RSM US LLP
23.2	Consent of Independent Registered Public Accounting Firm, Ernst & Young LLP
31.1	Certification by the Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as amended.
31.2	Certification by the Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as amended.
32.1	Certification by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
101.LAB	XBRL Taxonomy Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

Exhibits Incorporated by Reference. The following exhibits are incorporated into this report:

2.1	Asset Purchase Agreement, dated as of July 14, 2015, by and among Milltronics Manufacturing Company, Inc. d/b/a Milltronics CNC Machines, Liberty Diversified International, Inc. and Hurco USA, Inc., incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on July 15, 2015.+
2.2	Asset Purchase Agreement, dated as of July 14, 2015, by and among Takumi Machinery Co., Ltd., Liberty Diversified International, Inc. and Hurco Manufacturing Limited, incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed on July 15, 2015.+
2.3	Amendment No. 1 to Asset Purchase Agreement, dated as of July 27, 2015, by and among Takumi Machinery Co., Ltd., Liberty Diversified International, Inc. and Hurco Manufacturing Limited, incorporated by reference to Exhibit 2.3 to the Company’s Current Report on Form 8-K filed on July 28, 2015.
3.1	Amended and Restated Articles of Incorporation of the Registrant, incorporated by reference to Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended July 31, 1997.
3.2	Amended and Restated By-Laws of the Registrant as amended through November 16, 2017, incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on November 17, 2017.
10.1	Fourth Amendment to Credit Agreement, dated as of December 6, 2016, between Hurco Companies, Inc. and JPMorgan Chase Bank, N.A., incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 8, 2016.
10.2	Replacement Revolving Note, dated as of December 6, 2016, by Hurco Companies, Inc. for the benefit of JPMorgan Chase Bank, N.A., incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on December 8, 2016.
10.3*	Hurco Companies, Inc. 2016 Equity Incentive Plan, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 10, 2016.
10.4*	Form of Restricted Stock Agreement (Director) under the 2016 Equity Incentive Plan, incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 10, 2016.
10.5*	Hurco Companies, Inc. Cash Incentive Plan, incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on March 10, 2016.
10.6	Takumi Sale Agreement, dated as of July 14, 2015, by and between Hurco Companies, Inc., Hurco Manufacturing Limited and Liberty Diversified International, Inc., incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 15, 2015.

10.7	Credit Agreement dated as of December 7, 2012 among Hurco Companies, Inc., the lenders party thereto and JP Morgan Chase Bank, N.A., incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed December 10, 2012.
10.8	First Amendment to Credit Agreement dated as of May 9, 2014 between Hurco Companies, Inc., JPMorgan Chase Bank, N.A. and the lenders signatory thereto, incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2014.
10.9	Second Amendment to Credit Agreement dated as of June 5, 2014 between Hurco Companies, Inc., JPMorgan Chase Bank, N.A. and the lenders signatory thereto, incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2014.
10.10	Third Amendment to Credit Agreement and Amendment to Subsidiary Guaranty dated as of December 5, 2014, between Hurco Companies, Inc. and JPMorgan Chase Bank, N.A., incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed December 8, 2014.
10.11*	Employment Agreement dated March 15, 2012, between Hurco Companies, Inc. and Michael Doar, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed March 16, 2012.
10.12*	Employment Agreement dated March 15, 2012, between Hurco Companies, Inc. and John P. Donlon, incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed March 16, 2012.
10.13*	Employment Agreement dated March 15, 2012, between Hurco Companies, Inc. and Gregory S. Volovic, incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed March 16, 2012.
10.14*	Employment Agreement dated March 15, 2012, between Hurco Companies, Inc. and Sonja K. McClelland, incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed March 16, 2012.
10.15*	Hurco Companies, Inc. 2008 Equity Incentive Plan, incorporated by reference to Appendix A of the Registrant’s definitive Proxy Statement on Schedule 14A filed January 28, 2008.
10.16*	Form of restated split-dollar insurance agreement, incorporated by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K for the year ended October 31, 2008.
10.17*	Form of Restricted Stock Award Agreement – Employee, incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended January 31, 2011.
10.18*	Form of Restricted Stock Award Agreement – Director, incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended January 31, 2011.
10.19*	Form of Restricted Share Award Agreement (Employee), incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on January 14, 2014.
10.20*	Form of Restricted Stock Award Agreement (Employee) under the 2016 Equity Incentive Plan, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 10-Q for the quarter ended January 31, 2017.
10.21*	Form of Performance Share Award Agreement (Employee), incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on January 14, 2014.
10.22*	Form of Performance Stock Unit Award Agreement (Employee) under the 2016 Equity Incentive Plan, incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 10-Q for the quarter ended January 31, 2017.
10.23*	Fiscal 2015 Short-Term Incentive Compensation Plan, incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2015.
10.24*	Fiscal 2016 Short-Term Incentive Compensation Plan, incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2016.

+	Schedules to the indicated exhibit have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule will be furnished supplementally to the Securities and Exchange Commission upon request.

*	The indicated exhibit is a management contract, compensatory plan or arrangement required to be listed by Item 601 of Regulation S-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, this 5th day of January, 2018.

HURCO COMPANIES, INC.

By:	/s/ Sonja K. McClelland
Sonja K. McClelland
Executive Vice President, Secretary, Treasurer and
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature and Title(s)	Date

/s/ Michael Doar	January 5, 2018
Michael Doar, Chairman,
Chief Executive Officer
of Hurco Companies, Inc.
(Principal Executive Officer)

/s/ Sonja K. McClelland	January 5, 2018
Sonja K. McClelland
Executive Vice President,
Secretary, Treasurer and
Chief Financial Officer
of Hurco Companies, Inc.
(Principal Financial Officer and Principal Accounting Officer)

/s/ Thomas A. Aaro	January 5, 2018
Thomas A. Aaro, Director

/s/ Robert W. Cruickshank	January 5, 2018
Robert W. Cruickshank, Director

/s/ Timothy J. Gardner	January 5, 2018
Timothy J. Gardner, Director

/s/ Jay C. Longbottom	January 5, 2018
Jay C. Longbottom, Director

/s/ Andrew Niner	January 5, 2018
Andrew Niner, Director

/s/ Richard Porter	January 5, 2018
Richard Porter, Director

/s/ Janaki Sivanesan	January 5, 2018
Janaki Sivanesan, Director

/s/ Ronald Strackbein	January 5, 2018
Ronald Strackbein, Director

