Form 10-Q
period 2018-01-31
HURCO COMPANIES INC
filed 2018-03-09
CIK 315374

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended January 31, 2018 or
☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to _________.

Commission File No. 0-9143

HURCO COMPANIES, INC.

(Exact name of registrant as specified in its charter)

Indiana	35-1150732
(State or other jurisdiction of	(I.R.S. Employer Identification Number)
incorporation or organization)

One Technology Way
Indianapolis, Indiana	46268
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code  (317) 293-5309

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to the filing requirements for the past 90 days:  Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files): Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

The number of shares of the Registrant's common stock outstanding as of March 1, 2018 was 6,692,778.

HURCO COMPANIES, INC.

Form 10-Q Quarterly Report for Fiscal Quarter Ended January 31, 2018

PART I - FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

HURCO COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Three Months Ended
	January 31,
	2018	2017
	(Unaudited)

Sales and service fees	$68,444	$48,744

Cost of sales and service	48,323	36,158

Gross profit	20,121	12,586

Selling, general and administrative expenses	12,966	11,167

Operating income	7,155	1,419

Interest expense	20	21

Interest income	18	11

Investment income	116	64

Other income (expense), net	168	(51)

Income before taxes	7,437	1,422

Provision for income taxes	4,500	543

Net income	$2,937	$879

Income per common share

Basic	$0.44	$0.13
Diluted	$0.43	$0.13

Weighted average common shares outstanding

Basic	6,659	6,583
Diluted	6,745	6,668

Dividends paid per share	$0.10	$0.09

The accompanying notes are an integral part of the condensed consolidated financial statements.

HURCO COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Three Months Ended
	January 31,
	2018	2017
	(Unaudited)

Net income	$2,937	$879

Other comprehensive income (loss):

Translation of foreign currency financial statements	5,065	(103)

(Gain) / loss on derivative instruments reclassified into operations, net of tax of $(74) and $115, respectively	(222)	209

Gain / (loss) on derivative instruments, net of tax of $(382) and $181, respectively	(1,142)	329

Total other comprehensive income	3,701	435

Comprehensive income	$6,638	$1,314

The accompanying notes are an integral part of the condensed consolidated financial statements.

HURCO COMPANIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	January 31,	October 31,
	2018	2017
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$80,236	$66,307
Accounts receivable, net	41,614	50,094
Inventories, net	131,526	119,948
Derivative assets	1,364	596
Prepaid assets	8,105	7,913
Other	2,726	1,557
Total current assets	265,571	246,415
Property and equipment:
Land	868	841
Building	7,352	7,352
Machinery and equipment	26,988	25,652
Leasehold improvements	3,762	3,503
	38,970	37,348
Less accumulated depreciation and amortization	(26,250)	(25,167)
Total property and equipment	12,720	12,181

Non-current assets:
Software development costs, less accumulated amortization	6,595	6,226
Goodwill	2,586	2,440
Intangible assets, net	1,092	1,076
Deferred income taxes	4,571	6,176
Investments and other assets, net	7,658	7,131
Total non-current assets	22,502	23,049
Total assets	$300,793	$281,645

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$57,603	$47,638
Accrued expenses and other	17,008	18,240
Accrued warranty expenses	2,043	1,772
Derivative liabilities	4,156	1,732
Short-term debt	1,590	1,507
Total current liabilities	82,400	70,889
Non-current liabilities:
Deferred income taxes	1,942	3,821
Accrued tax liability	2,446	133
Deferred credits and other	3,909	3,717
Total non-current liabilities	8,297	7,671

Shareholders’ equity:
Preferred stock: no par value per share, 1,000,000 shares authorized; no shares issued	—	—
Common stock: no par value, $.10 stated value per share, 12,500,000 shares authorized, 6,866,932 and 6,799,006 shares issued; and 6,692,778 and 6,641,197 shares outstanding, as of January 31, 2018 and October 31, 2017, respectively	669	664
Additional paid-in capital	62,380	61,344
Retained earnings	151,536	149,267
Accumulated other comprehensive loss	(4,489)	(8,190)
Total shareholders’ equity	210,096	203,085
Total liabilities and shareholders’ equity	$300,793	$281,645

The accompanying notes are an integral part of the condensed consolidated financial statements.

HURCO COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended January 31,
	2018	2017
	(Unaudited)
Cash flows from operating activities:
Net income	$2,937	$879
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Provision for doubtful accounts	158	19
Deferred income taxes	638	(377)
Equity in income of affiliates	(139)	(223)
Depreciation and amortization	888	959
Foreign currency (gain) loss	(1,514)	927
Unrealized (gain) loss on derivatives	885	(683)
Stock-based compensation	549	348
Taxes paid related to net settlement of restricted shares	502	473
Change in assets and liabilities:
(Increase) decrease in accounts receivable	10,437	16,493
(Increase) decrease in inventories	(6,947)	(474)
(Increase) decrease in prepaid expenses	(528)	(659)
Increase (decrease) in accounts payable	7,801	2,785
Increase (decrease) in accrued expenses	(1,680)	(4,694)
Net change in derivative assets and liabilities	40	194
Other	435	29
Net cash provided by (used for) operating activities	14,462	15,996

Cash flows from investing activities:
Purchase of property and equipment	(855)	(798)
Proceeds from sale of equipment	58	—
Software development costs	(625)	(482)
Net cash provided by (used for) investing activities	(1,422)	(1,280)

Cash flows from financing activities:
Dividends paid	(668)	(592)
Taxes paid related to net settlement of restricted shares	(502)	(473)
Proceeds from exercise of common stock options	492	—
Net cash provided by (used for) financing activities	(678)	(1,065)

Effect of exchange rate changes on cash	1,567	272

Net increase (decrease) in cash and cash equivalents	13,929	13,923

Cash and cash equivalents at beginning of period	66,307	41,217

Cash and cash equivalents at end of period	$80,236	$55,140

The accompanying notes are an integral part of the condensed consolidated financial statements.

HURCO COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

For the Three Months Ended January 31, 2018 and 2017

(In thousands, except shares outstanding)

	Common Stock		Additional		Accumulated Other
	Shares Outstanding	Amount	Paid-in Capital	Retained Earnings	Comprehensive Income (Loss)	Total

Balances, October 31, 2016	6,573,103	$657	$59,119	$136,742	$(11,043)	$185,475

Net income	—	—	—	879	—	879

Other comprehensive income	—	—	—	—	435	435

Stock-based compensation	29,760	3	348	—	—	351

Dividends paid	—	—	—	(592)	—	(592)

Balances, January 31, 2017 (Unaudited)	6,602,863	$660	$59,467	$137,029	$(10,608)	$186,548

Balances, October 31, 2017	6,641,197	$664	$61,344	$149,267	$(8,190)	$203,085

Net income	—	—	—	2,937	—	2,937
Other comprehensive income	—	—	—	—	3,701	3,701

Exercise of common stock options	26,218	3	489	—	—	492

Stock-based compensation	25,363	2	547	—	—	549

Dividends paid	—	—	—	(668)	—	(668)

Balances, January 31, 2018 (Unaudited)	6,692,778	$669	$62,380	$151,536	$(4,489)	$210,096

The accompanying notes are an integral part of the condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	GENERAL

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

The condensed financial information as of January 31, 2018 and for the three months ended January 31, 2018 and January 31, 2017 is unaudited. However, in our opinion, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary to present fairly our consolidated financial position, results of operations, changes in shareholders’ equity and cash flows for and at the end of the interim periods. We suggest that you read these condensed consolidated financial statements in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended October 31, 2017.

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

Derivatives Designated as Hedging Instruments

We enter into foreign currency forward exchange contracts periodically to hedge certain forecasted inter-company sales and purchases denominated in the following foreign currencies: the Pound Sterling, Euro and New Taiwan Dollar. The purpose of these instruments is to mitigate the risk that the U.S. Dollar net cash inflows and outflows resulting from sales and purchases denominated in foreign currencies will be adversely affected by changes in exchange rates. These forward contracts have been designated as cash flow hedge instruments and are recorded in the Condensed Consolidated Balance Sheets at fair value in Derivative assets and Derivative liabilities. The effective portion of the gains and losses resulting from the changes in the fair value of these hedge contracts is deferred in Accumulated other comprehensive loss and recognized as an adjustment to Cost of sales and service in the period that the corresponding inventory sold that is the subject of the related hedge contract is recognized, thereby providing an offsetting economic impact against the corresponding change in the U.S. Dollar value of the inter-company sale or purchase being hedged. The ineffective portion of gains and losses resulting from the changes in the fair value of these hedge contracts is reported in Other income (expense), net immediately. We perform quarterly assessments of hedge effectiveness by verifying and documenting the critical terms of the hedge instrument and determining that forecasted transactions have not changed significantly. We also assess on a quarterly basis whether there have been adverse developments regarding the risk of a counterparty default.

We had forward contracts outstanding as of January 31, 2018, denominated in Euros, Pounds Sterling and New Taiwan Dollars with set maturity dates ranging from February 2018 through January 2019. The contract amounts, expressed at forward rates in U.S. Dollars at January 31, 2018, were $40.1 million for Euros, $9.8 million for Pounds Sterling and $37.4 million for New Taiwan Dollars. At January 31, 2018, we had approximately $2.2 million of losses, net of tax, related to cash flow hedges deferred in Accumulated other comprehensive loss. Included in this amount were $1.2 million of unrealized losses, net of tax, related to cash flow hedge instruments that remain subject to currency fluctuation risk. The majority of these deferred losses will be recorded as an adjustment to Cost of sales and service in periods through January 2019, when the corresponding inventory that is the subject of the related hedge contracts is sold, as described above.

We are also exposed to foreign currency exchange risk related to our investment in net assets in foreign countries. To manage this risk, we entered into a forward contract with a notional amount of €3.0 million in November 2017. We designated this forward contract as a hedge of our net investment in Euro denominated assets. We selected the forward method under Financial Accounting Standards Board, or FASB, guidance related to the accounting for derivative instruments and hedging activities. The forward method requires all changes in the fair value of the contract to be reported as a cumulative translation adjustment in Accumulated other comprehensive loss, net of tax, in the same manner as the underlying hedged net assets. This forward contract matures in November 2018. As of January 31, 2018, we had $609,000 of realized gains and $106,000 of unrealized losses, net of tax, recorded as cumulative translation adjustments in Accumulated other comprehensive loss related to this forward contract.

Derivatives Not Designated as Hedging Instruments

We also enter into foreign currency forward exchange contracts to protect against the effects of foreign currency fluctuations on receivables and payables denominated in foreign currencies. These derivative instruments are not designated as hedges under the FASB guidance and, as a result, changes in their fair value are reported currently as Other income (expense), net in the Condensed Consolidated Statements of Income consistent with the transaction gain or loss on the related receivables and payables denominated in foreign currencies.

We had forward contracts outstanding as of January 31, 2018, denominated in Euros, Pounds Sterling, South African Rand, and New Taiwan Dollar with set maturity dates ranging from February 2018 through October 2018. The contract amounts, expressed at forward rates in U.S. Dollars at January 31, 2018 totaled $63.3 million.

Fair Value of Derivative Instruments

We recognize the fair value of derivative instruments as assets and liabilities on a gross basis on our Condensed Consolidated Balance Sheets. As of January 31, 2018 and October 31, 2017, all derivative instruments were recorded at fair value on our Consolidated Balance Sheets as follows (in thousands):

	January 31, 2018		October 31, 2017
	Balance Sheet	Fair	Balance Sheet	Fair
Derivatives	Location	Value	Location	Value
Designated as Hedging Instruments:
Foreign exchange forward contracts	Derivative assets	$768	Derivative assets	$305
Foreign exchange forward contracts	Derivative liabilities	$2,677	Derivative liabilities	$1,508
Not Designated as Hedging Instruments:
Foreign exchange forward contracts	Derivative assets	$596	Derivative assets	$291
Foreign exchange forward contracts	Derivative liabilities	$1,479	Derivative liabilities	$224

Effect of Derivative Instruments on the Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Changes in Shareholders’ Equity and Condensed Consolidated Statements of Income

Derivative instruments had the following effects on our Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Changes in Shareholders’ Equity and Condensed Consolidated Statements of Income, net of tax, during the three months ended January 31, 2018 and 2017 (in thousands):

Derivatives	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Loss)		Location of Gain (Loss) Reclassified from Other Comprehensive Income (Loss)	Amount of Gain (Loss) Reclassified from Other Comprehensive Income (Loss)
	Three Months Ended January 31,			Three Months Ended January 31,
	2018	2017		2018	2017
Designated as Hedging Instruments:
(Effective portion)
Foreign exchange forward contracts – Intercompany sales/purchases	$(1,142)	$329	Cost of sales and service	$222	$(209)
Foreign exchange forward contract – Net investment	$(166)	$39

We did not recognize any gains or losses as a result of hedges deemed ineffective for the three months ended January 31, 2018. We recognized a loss of $136,000 as a result of hedges deemed ineffective for the three months ended January 31, 2017. We recognized the following losses and gains in our Condensed Consolidated Statements of Income during the three months ended January 31, 2018 and 2017 on derivative instruments not designated as hedging instruments (in thousands):

Derivatives	Location of Gain (Loss) Recognized in Operations	Amount of Gain (Loss) Recognized in Operations
		Three Months Ended January 31,
		2018	2017
Not Designated as Hedging Instruments:
Foreign exchange forward contracts	Other income (expense), net	$(1,256)	$790

The following table presents the changes in the components of Accumulated other comprehensive loss, net of tax, for the three months ended January 31, 2018 (in thousands):

	Foreign Currency Translation	Cash Flow Hedges	Total
Balance, October 31, 2017	$(7,409)	$(781)	$(8,190)
Other comprehensive income (loss) before reclassifications	5,065	(1,142)	3,923
Reclassifications	—	(222)	(222)
Balance, January 31, 2018	$(2,344)	$(2,145)	$(4,489)

3.	EQUITY INCENTIVE PLAN

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

The Compensation Committee of our Board of Directors has the authority to determine the officers, directors and key employees who will be granted awards under the 2016 Equity Plan; designate the number of shares subject to each award; determine the terms and conditions upon which awards will be granted; and prescribe the form and terms of award agreements. We have granted restricted shares and performance units under the 2016 Equity Plan, that are currently outstanding, and we have granted stock options, restricted shares and performance shares under the 2008 Plan that are currently outstanding. No stock option may be exercised more than ten years after the date of grant or such shorter period as the Compensation Committee may determine at the date of grant. The market value of a share of our common stock, for purposes of the 2016 Equity Plan, is the closing sale price as reported by the Nasdaq Global Select Market on the date in question or, if not a trading day, on the last preceding trading date.

A summary of stock option activity for the three-month period ended January 31, 2018, is as follows:

	Stock Options	Weighted Average Exercise Price
Outstanding at October 31, 2017	78,725	$20.97

Options granted	—	—
Options exercised	(26,218)	$18.76
Options cancelled	—	—

Outstanding at January 31, 2018	52,507	$22.07

The total intrinsic value of stock options exercised during the three months ended January 31, 2018 was approximately $492,000.

Summarized information about outstanding stock options as of January 31, 2018, that have already vested and are currently exercisable, are as follows:

Options Already Vested and Currently Exercisable
Number of outstanding options	52,507
Weighted average remaining contractual life (years)	3.24
Weighted average exercise price per share	$22.07
Intrinsic value of outstanding options	$1,211,926

The intrinsic value of an outstanding stock option is calculated as the difference between the stock price as of January 31, 2018 and the exercise price of the option.

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

On November 15, 2017, the Compensation Committee granted a total of 2,364 shares of time-based restricted stock to our non-executive employees. The restricted shares vest in thirds over three years from the date of grant provided the recipient remains employed through that date. The grant date fair value of the restricted shares was based upon the closing sales price of our common stock on the date of grant which was $42.30 per share.

On January 3, 2018, the Compensation Committee determined the degree to which the long-term incentive compensation arrangement approved for the fiscal 2015-2017 performance period was attained, and the resulting payout level relative to the target amount for each of the metrics that were established by the Compensation Committee in 2015. As a result, the Compensation Committee determined that a total of 23,299 performance shares were earned by our executive officers, which performance shares vested on January 3, 2018. The vesting date fair value of the performance shares was based on the closing sales price of our common stock on the vesting date, which was $42.20 per share.

On January 3, 2018, the Compensation Committee also approved a long-term incentive compensation arrangement for our executive officers in the form of restricted shares and performance stock units (“PSUs”) under the 2016 Equity Plan, which will be payable in shares of our common stock if earned and vested. The awards were 25% time-based vesting and 75% performance-based vesting. The three-year performance period for the PSUs is fiscal 2018 through fiscal 2020.

On that date, the Compensation Committee granted a total of 14,810 shares of time-based restricted stock to our executive officers. The restricted shares vest in thirds over three years from the date of grant provided the recipient remains employed through that date. The grant date fair value of the restricted shares was based upon the closing sales price of our common stock on the date of grant which was $42.20 per share.

On January 3, 2018, the Compensation Committee also granted a total target number of 20,734 PSUs to our executive officers designated as “PSU – TSR”. These PSUs were weighted as approximately 40% of the overall 2018 executive long-term incentive compensation arrangement and will vest and be paid based upon the total shareholder return of our common stock over the three-year period of fiscal 2018-2020, relative to the total shareholder return of the companies in a specified peer group over that period. Participants will have the ability to earn between 50% of the target number of the PSUs – TSR for achieving threshold performance and 200% of the target number of the PSUs – TSR for achieving maximum performance. The grant date fair value of the PSUs – TSR was $45.68 per PSU and was calculated using the Monte Carlo approach.

On January 3, 2018, the Compensation Committee also granted a total target number of 21,891 PSUs to our executive officers designated as “PSU – ROIC”. These PSUs were weighted as approximately 35% of the overall 2018 executive long-term incentive compensation arrangement and will vest and be paid based upon the achievement of pre-established goals related to our average return on invested capital over the three-year period of fiscal 2018-2020. Participants will have the ability to earn between 50% of the target number of the PSUs - ROIC for achieving threshold performance and 200% of the target number of the PSUs - ROIC for achieving maximum performance. The grant date fair value of the PSUs – ROIC was based on the closing sales price of our common stock on the grant date, which was $42.20 per share.

A reconciliation of the Company’s restricted stock, performance share and PSU activity and related information for the three-month period ended January 31, 2018 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at October 31, 2017	157,809	$32.05
Shares or units granted	59,799	43.41
Shares or units vested	(25,363)	32.19
Shares or units cancelled	(6,385)	33.67
Shares or units withheld	(11,706)	32.19
Unvested at January 31, 2018	174,154	$35.86

During the first three months of fiscal 2018 and 2017, we recorded $549,000 and $351,000, respectively, as stock-based compensation expense related to grants under our equity plans. As of January 31, 2018, there was an estimated $4.2 million of total unrecognized stock-based compensation cost that we expect to recognize by the end of the first quarter of fiscal 2021.

4.	EARNINGS PER SHARE

Per share results have been computed based on the average number of common shares outstanding over the period in question. The computation of basic and diluted net income per share is determined using net income applicable to common shareholders as the numerator and the number of shares outstanding as the denominator as follows (in thousands, except per share amounts):

	Three Months Ended
	January 31,
	2018		2017
	Basic	Diluted	Basic	Diluted
Net income	$2,937	$2,937	$879	$879
Undistributed earnings allocated to participating shares	(21)	(21)	(5)	(5)
Net income applicable to common shareholders	$2,916	$2,916	$874	$874

Weighted average shares outstanding	6,659	6,659	6,583	6,583
Stock options and contingently issuable securities	—	86	—	85
	6,659	6,745	6,583	6,668

Income per share	$0.44	$0.43	$0.13	$0.13

5.	ACCOUNTS RECEIVABLE

Accounts receivable are net of allowances for doubtful accounts of $797,000 as of January 31, 2018 and $639,000 as of October 31, 2017.

6. INVENTORIES

In July 2015, the FASB issued guidance on simplifying the measurement of inventory. The guidance, which applies to inventory that is measured using any method other than the last-in, first-out (“LIFO”) or retail inventory method, requires that entities measure inventory at the lower of cost or net realizable value. The Company adopted the provisions of this guidance prospectively in the first quarter of fiscal 2018. The adoption of this guidance did not have a material impact on the Company’s consolidated results of operations, financial position, or cash flows.

Inventories, priced at the lower of cost (first-in, first-out method) or net realizable value, are summarized below (in thousands):

	January 31, 2018	October 31, 2017
Purchased parts and sub-assemblies	$38,315	$33,045
Work-in-process	22,040	20,008
Finished goods	71,171	66,895
	$131,526	$119,948

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

8. GUARANTEES AND PRODUCT WARRANTIES

From time to time, our subsidiaries guarantee third party payment obligations in connection with the sale of machines to customers that use financing. We follow FASB guidance for accounting for guarantees (codified in ASC 460). As of January 31, 2018, we had 27 outstanding third party payment guarantees totaling approximately $1.0 million. The terms of these guarantees are consistent with the underlying customer financing terms. Upon shipment of a machine, the customer assumes the risk of ownership. The customer does not obtain title, however, until the customer has paid for the machine. A retention of title clause allows us to recover the machine if the customer defaults on the financing. We accrue liabilities under these guarantees at fair value, which amounts are insignificant.

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

	Three Months Ended January 31,
	2018	2017
Balance, beginning of period	$1,772	$1,523
Provision for warranties during the period	980	806
Charges to the reserve	(771)	(790)
Impact of foreign currency translation	62	(6)
Balance, end of period	$2,043	$1,533

The year-over-year increase in our warranty reserve was primarily due to an increase in unit sales volume, as well as an increase in average warranty cost per machine as our product mix of machines under warranty shifted to more complex, higher-performance machines.

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

On February 16, 2017, we amended our credit facility in China to decrease the credit facility from 40.0 million Chinese Yuan to 20.0 million Chinese Yuan (approximately $3.2 million). On February 14, 2018, we renewed this facility with an expiration date of February 13, 2019. We had $1.6 million and $1.5 million of borrowings under our China credit facility at January 31, 2018 and October 31, 2017, respectively, which bears interest at variable rates of 4.4% and 4.4% annually, respectively. We also have a £1.0 million revolving credit facility in the United Kingdom and a €1.5 million revolving credit facility in Germany. We had no other debt or borrowings under any of our other credit facilities at either of those dates.

All of our credit facilities are unsecured. At January 31, 2018, we had unutilized credit facilities of $19.9 million.

10.	INCOME TAXES

In December 2017, the Tax Cuts and Jobs Act (the “Tax Reform Act”) was enacted. The Tax Reform Act among other things, lowered the U.S. corporate tax rate from 35% to 21%, implemented a territorial tax system from a worldwide system and imposed a tax on deemed repatriation of earnings of foreign subsidiaries, all of which were effective for our first quarter of fiscal 2018. Other provisions to the Tax Reform Act, such as elimination of domestic production deductions and limitation on other business deductions, will be effective for us beginning in fiscal 2019. We recognized the income tax effects of the Tax Reform Act in our 2018 financial statements in accordance with Staff Accounting Bulletin No. 118, which provides SEC staff guidance for the application of ASC Topic 740, Income Taxes, in the reporting period in which the 2017 Tax Act was signed into law. As such, our financial results reflect the income tax effects of the Tax Reform Act for which the accounting under ASC Topic 740 is complete and provisional amounts for those specific income tax effects of the Tax Reform Act for which the accounting under ASC Topic 740 is incomplete but a reasonable estimate could be determined.

We recorded income tax expense during the first three months of fiscal 2018 of $4.5 million compared to $0.5 million for the same period in fiscal 2017. Our effective tax rate for the first three months of fiscal 2018 was 61% in comparison to 38% for the same period in fiscal 2017. The effective tax rate for the three months ended January 31, 2018 is a blended rate reflecting the estimated benefit of approximately one month of the federal tax rate reductions for fiscal 2018, a one-time provisional adjustment of $2.5 million related to the transition tax on deemed repatriation of accumulated foreign income and a one-time non-cash tax charge of $0.4 million related to the revaluation of net deferred tax assets.

The $2.5 million transition tax on deemed repatriation of accumulated foreign income is subject to adjustment during the measurement period of up to one year following the December 2017 enactment date, as provided by recent SEC guidance. We measure deferred tax assets and liabilities using enacted tax rates that will apply in the years in which the temporary differences are expected to be recovered or paid. Accordingly, our deferred tax assets and liabilities were re-measured to reflect the reduction in the U.S. corporate income tax rate from 35% to 21%, resulting in an increase of $0.4 million in income tax expense for the first quarter ended January 31, 2018 and a corresponding decrease of $0.4 million in net deferred tax assets as of January 31, 2018.

Both of these tax adjustments represent provisional amounts based upon our current interpretation of the Tax Reform Act and may change as we receive additional clarification and implementation guidance. We will continue to analyze the effects of the Tax Reform Act on our financial statements and operations. Any additional impacts from the enactment of the Tax Reform Act will be recorded as they are identified during the measurement period as provided for in accordance with Staff Accounting Bulletin No. 118.

Our unrecognized tax benefits were $1.2 million as of January 31, 2018 and as of October 31, 2017, and in each case included accrued interest.

We recognize accrued interest and penalties related to unrecognized tax benefits as components of income tax expense. As of January 31, 2018, the gross amount of interest accrued, reported in Accrued expenses and other, was approximately $58,000, which did not include the federal tax benefit of interest deductions.

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

In accordance with this guidance, the following table represents the fair value hierarchy for our financial assets and liabilities measured at fair value as of January 31, 2018 and October 31, 2017 (in thousands):

	Assets		Liabilities
	January 31, 2018	October 31, 2017	January 31, 2018	October 31, 2017

Level 1
Deferred Compensation	$1,739	$1,638	$-	$-

Level 2
Derivatives	$1,364	$596	$4,156	$1,732

Included in Level 1 assets are mutual fund investments under a nonqualified deferred compensation plan. We estimate the fair value of these investments on a recurring basis using market prices that are readily available.

Included in Level 2 fair value measurements are derivative assets and liabilities related to gains and losses on foreign currency forward exchange contracts entered into with a third party. We estimate the fair value of these derivatives on a recurring basis using foreign currency exchange rates obtained from active markets. Derivative instruments are reported in the accompanying condensed consolidated financial statements at fair value. We have derivative financial instruments in the form of foreign currency forward exchange contracts as described in Note 2 of Notes to the Condensed Consolidated Financial Statements. The U.S. Dollar equivalent notional amounts of these contracts was $149.1 million and $134.3 million at January 31, 2018 and October 31, 2017, respectively.

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

From time to time, we are involved in claims and lawsuits arising in the normal course of business. Pursuant to applicable accounting rules, we accrue the minimum liability for each known claim when the estimated outcome is a range of possible loss and no one amount within that range is more likely than another. We maintain insurance policies for such matters, and we record insurance recoveries when we determine such recovery to be probable. We do not expect any of these claims, individually or in the aggregate, to have a material adverse effect on our consolidated financial position or results of operations. We believe that the ultimate resolution of claims for any losses will not exceed our insurance policy coverages.

13.	NEW ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Pronouncements:

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which requires management to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and provide related footnote disclosures. ASU No. 2014-15 is effective for our fiscal year 2018, including interim periods within the fiscal year. As such, we adopted this standard in the first quarter of fiscal 2018. This standard did not have a significant effect on our accounting policies or on our condensed consolidated financial statements and related disclosures.

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory, which requires companies to measure inventory at lower of cost and net realizable value, versus lower of cost or market. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. ASU 2015-11 is effective for our fiscal year 2018, with early adoption permitted and should be applied prospectively. As such, we adopted this standard in the first quarter of fiscal 2018 on a prospective basis. This standard did not have a significant effect on our accounting policies or on our condensed consolidated financial statements and related disclosures. For additional information, see Note 6: Inventories.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This standard is intended to address eight classification issues related to the statement of cash flows to reduce diversity in practice in how certain transactions are classified. ASU 2016-15 is effective for our fiscal year 2019, with early adoption permitted. This standard requires adoption based upon a retrospective transition method. We elected to early adopt this standard in the first quarter of fiscal 2018. This standard did not have a significant effect on our accounting policies or on our condensed consolidated financial statements and related disclosures.

New Accounting Pronouncements:

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), establishing a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. This standard provides a five-step analysis in determining when and how revenue is recognized. The new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services and will supersede most of the existing revenue recognition guidance, including industry-specific guidance. We have the option of applying this new standard retrospectively to each prior period presented (“full retrospective approach”) or retrospectively with the cumulative effect recognized in retained earnings as of the date of adoption (“modified retrospective approach”). Between August 2015 and December 2016, the FASB issued five additional updates to Topic 606: 1) ASU No. 2015-14, Deferral of the Effective Date, 2) ASU No. 2016-08, Principal versus Agent Considerations (Reporting Revenue Gross versus Net), 3) ASU No. 2016-10, Identifying Performance Obligations and Licensing, 4) ASU No. 2016-12, Narrow-Scope Improvements and Practical Expedients and 5) ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers to provide further guidance and clarification in accounting for revenue arising from contracts with customers. All these updates will be effective for our fiscal year 2019, including interim periods within the fiscal year. At this time, we expect to use the modified retrospective approach upon adoption and expect this standard will have an overall immaterial impact on our consolidated financial statements. In fiscal 2018, we expect to implement and test any changes in policy, processes, systems and internal controls and to compute required transition adjustments and disclosures related to our implementation of this new accounting standard.

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

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815) Targeted Improvements to Accounting for Hedging Activities, which simplifies the application of hedge accounting and enables companies to better portray the economics of their risk management activities in their financial statements. ASU 2017-12 is effective for our fiscal year 2020, including interim periods within the fiscal year, and requires modified retrospective application. Early adoption is permitted. We do not anticipate that the adoption of this ASU will have a material impact on our consolidated financial statements and disclosures.

In February 2018, FASB issued ASU No. 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220) Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which will allow a reclassification from accumulated other comprehensive income to retained earnings for the tax effects resulting from the Tax Reform Act that are stranded in accumulated other comprehensive income. This standard also requires certain disclosures about stranded tax effects. This ASU, however, does not change the underlying guidance that requires that the effect of a change in tax laws or rates be included in income from continuing operations. ASU 2018-02 will be effective for our fiscal year 2020, with the option to early adopt at any time prior to the effective date. It must be applied either in the period of adoption or retrospectively to each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Reform Act is recognized. We are assessing the impact this new accounting guidance will have on our consolidated financial statements.

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) contains information intended to help provide an understanding of our financial condition and other related matters, including our liquidity, capital resources and results of operations. The MD&A is provided as a supplement to, and should be read in conjunction with, our unaudited financial statements and the notes accompanying our unaudited financial statements appearing elsewhere in this report, as well as our audited financial statements, the accompanying notes and the MD&A included in our Annual Report on Form 10-K for the year ended October 31, 2017.

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

The market for machine tools is international in scope. We have both significant foreign sales and significant foreign manufacturing operations. During the first three months of fiscal 2018, approximately 56% of our revenues were attributable to customers in Europe, where we typically sell more of our higher-performance, higher-priced VMX series machines. Additionally, approximately 13% of our revenues were attributable to customers in the Asia Pacific region, where we sell more of our entry-level, lower-priced machines, but where we also encounter greater price pressures.

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

We sell our products through more than 190 independent agents and distributors throughout North and South America (the “Americas”), Europe and Asia. Although some distributors carry competitive products, we are the primary line for the majority of our distributors globally. We also have our own direct sales and service organizations in China, France, Germany, India, Italy, Poland, Singapore, South Africa, Taiwan, the United Kingdom and certain parts of the United States, which are among the world's principal machine tool consuming markets. The vast majority of our machine tools are manufactured to our specifications primarily by our wholly-owned subsidiary in Taiwan, Hurco Manufacturing Ltd. (“HML”). Machine castings and components to support HML’s production are manufactured at our wholly-owned subsidiary in Ningbo, China, Ningbo Machine Tool Co., Ltd. Components to support our SRT line of five-axis machining centers, such as the direct drive spindle, swivel head and rotary table, are manufactured by our wholly-owned subsidiary in Italy, LCM.

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

Our high levels of foreign manufacturing and sales also expose us to cash flow risks due to fluctuating currency exchange rates. We seek to mitigate those risks through the use of various derivative instruments – principally foreign currency forward exchange contracts. See Note 2 of Notes to the Condensed Consolidated Financial Statements for additional information.

RESULTS OF OPERATIONS

Three Months Ended January 31, 2018 Compared to Three Months Ended January 31, 2017

Sales and Service Fees. Sales and service fees for the first quarter of fiscal 2018 were $68.4 million, an increase of $19.7 million, or 40%, compared to the corresponding prior year period and included a favorable currency impact of $4.4 million, or 9%, when translating foreign sales to U.S. dollars for financial reporting purposes.

Sales and Service Fees by Geographic Region

The following table sets forth net sales and service fees by geographic region for the first quarter ended January 31, 2018 and 2017 (dollars in thousands):

	Three Months Ended
	January 31,
	2018		2017		$ Change	% Change
Americas	$21,030	31%	$16,709	34%	$4,321	26%
Europe	38,318	56%	25,572	53%	12,746	50%
Asia Pacific	9,096	13%	6,463	13%	2,633	41%
Total	$68,444	100%	$48,744	100%	$19,700	40%

Sales in the Americas for the first quarter of fiscal 2018 increased by 26% compared to the corresponding period in fiscal 2017, and reflected improved U.S. market conditions and demand from U.S. customers for all product lines (Hurco, Takumi and Milltronics).

European sales for the first quarter of fiscal 2018 increased by 50%, compared to the corresponding period in fiscal 2017, and included a favorable currency impact of 15%, when translating foreign sales to U.S. dollars for financial reporting purposes. The increase in European sales for the first quarter of fiscal 2018 was primarily attributable to increased customer demand for Hurco and Takumi vertical milling machines in Germany, the United Kingdom, France and Italy.

Asian Pacific sales for the first quarter of fiscal 2018 increased by 41%, compared to the corresponding period in fiscal 2017, and included a favorable currency impact of 8%, when translating foreign sales to U.S. dollars for financial reporting purposes. The increase in Asian Pacific sales for the first quarter of 2018 was primarily attributable to increased customer demand of Hurco and Takumi vertical milling machines in China, and included a notable increase in sales of Hurco machines in Southeast Asia.

Sales and Service Fees by Product Category

The following table sets forth net sales and service fees by product category for the quarter ended January 31, 2018 and 2017 (in thousands):

	Three Months Ended
	January 31,
	2018		2017		$ Change	% Change
Computerized Machine Tools	$59,803	87%	$40,700	83%	$19,103	47%
Computer Control Systems and Software †	603	1%	568	1%	35	6%
Service Parts	6,043	9%	5,769	12%	274	5%
Service Fees	1,995	3%	1,707	4%	288	17%
Total	$68,444	100%	$48,744	100%	$19,700	40%

† Amounts shown do not include computer control systems and software sold as an integrated component of computerized machine systems.

The increase in sales of Computerized Machine Tools during the first quarter of fiscal 2018 compared to the corresponding prior year period was primarily due to increased customer demand from customers across all three regions and for all product lines (Hurco, Takumi and Milltronics).

Orders. Orders for the first quarter of fiscal 2018 were a record $76.9 million, an increase of $15.9 million, or 26%, compared to the corresponding period in fiscal 2017, and included a favorable currency impact of $5.0 million, or 8%, when translating foreign orders to U.S. dollars.

The following table sets forth new orders booked by geographic region for the first quarter ended January 31, 2018 and 2017 (dollars in thousands):

	Three Months Ended
	January 31,
	2018		2017		$ Change	% Change
Americas	$20,514	27%	$20,342	33%	$172	1%
Europe	44,226	57%	32,349	53%	11,877	37%
Asia Pacific	12,167	16%	8,329	14%	3,838	46%
Total	$76,907	100%	$61,020	100%	$15,887	26%

Orders in the Americas for the first quarter of fiscal 2018 increased by 1%, compared to the corresponding period in fiscal 2017. This increase was primarily attributable to slight increased customer demand for higher-performance Hurco machines.

European orders for the first quarter increased by 37%, compared to the corresponding prior year period, and included a favorable currency impact of 13% when translating foreign orders to U.S. dollars. The year-over-year increase in orders was driven primarily by increased customer demand for Hurco and Takumi vertical milling machines in Germany, Italy and France.

Asian Pacific orders for the first quarter increased by 46%, compared to the corresponding prior year period, and included a favorable currency impact of 11% when translating foreign orders to U.S. dollars. The year-over-year increase in orders was driven primarily by increased customer demand for Hurco vertical milling machines in China.

Gross Profit. Gross profit for the first quarter of fiscal 2018 was $20.1 million, or 29% of sales, compared to $12.6 million, or 26% of sales, for the corresponding prior year period. The year-over-year increase in gross profit as a percentage of sales reflected the increased volume of sales of Hurco machines, particularly in Europe, and the favorable impact of foreign currency translation compared to the corresponding prior year period.

Operating Expenses. Selling, general and administrative expenses for the first quarter of fiscal 2018 were $13.0 million, or 19% of sales, compared to $11.2 million, or 23% of sales, in the corresponding period in fiscal 2017, and included an unfavorable currency impact of $0.7 million when translating foreign expenses to U.S. dollars for financial reporting purposes.

Operating Income. Operating income for the first quarter of fiscal 2018 was $7.2 million compared to $1.4 million for the corresponding period in fiscal 2017. The increase in operating income year-over-year was primarily driven by the increased volume of sales of Hurco machines, particularly in Europe, and the favorable impact of foreign currency translation compared to the corresponding prior year period.

Other Income (Expense), Net. Other income (expense), net in the first quarter of fiscal 2018 increased by $0.2 million from the corresponding period in fiscal 2017 primarily due to foreign currency gains on transactions denominated in foreign currencies experienced in fiscal 2018 compared to foreign currency losses experienced in fiscal 2017.

Income Taxes. The effective tax rate for the first quarter of fiscal 2018 was 61% compared to 38% in the corresponding prior year period. The increase in the effective tax rate for the first quarter of fiscal 2018 compared to the corresponding prior year period was primarily due to one-time provisional adjustments related to the Tax Cuts and Jobs Act (the “Tax Reform Act”) that was enacted on December 22, 2017. The Tax Reform Act, among other things, lowered the U.S. corporate income tax rate from 35% to 21% effective January 1, 2018, implemented a territorial tax system, and imposed a tax on the deemed repatriated earnings of foreign subsidiaries. As a result of the change in the tax law, a one-time non-cash tax charge of $0.4 million related to the revaluation of deferred tax assets and liabilities was recorded in the first quarter of fiscal 2018. In addition, a one-time charge of $2.5 million related to the transition tax on the deemed repatriation of accumulated foreign income was recorded in the first quarter of fiscal 2018, which amount is subject to adjustment during the measurement period of up to one year following the December 2017 enactment date, as provided by recent SEC guidance. The impact of these charges increased our effective rate by approximately 39% for the first quarter of fiscal 2018. Excluding the impact of these charges, earnings per diluted share would have been $0.43 higher than the earnings per diluted share we reported for the first quarter of fiscal 2018.

LIQUIDITY AND CAPITAL RESOURCES

At January 31, 2018, we had cash and cash equivalents of $80.2 million, compared to $66.3 million at October 31, 2017. Approximately 62% of the $80.2 million of cash and cash equivalents is denominated in U.S. Dollars. The balance is attributable to our foreign operations and is held in the local currencies of our various foreign entities, subject to fluctuations in currency exchange rates. We do not believe that the indefinite reinvestment of these funds offshore impairs our ability to meet our domestic working capital needs.

Working capital was $183.2 million at January 31, 2018 compared to $175.5 million at October 31, 2017. The increase in working capital was primarily due to an increase in inventories.

Capital expenditures of $1.5 million during the first three months of fiscal 2018 were primarily for capital improvements in existing facilities and software development costs. We funded these expenditures with cash on hand.

At January 31, 2018, we had $1.6 million of borrowings outstanding under our China credit facility. We had no other debt or borrowings under any of our other credit facilities. At January 31, 2018, we had an aggregate of $19.9 million available for borrowing under our credit facilities and were in compliance with all covenants relating thereto.

We believe our cash position and borrowing capacity under our credit facilities provide adequate liquidity to fund our operations over the next twelve months and allow us to remain committed to our strategic plan of product innovation and targeted penetration of developing markets.

We continue to receive and review information on businesses and assets for potential acquisition, including intellectual property assets that are available for purchase.

CRITICAL ACCOUNTING POLICIES

Our accounting policies, which are described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2017, require management to make significant estimates and assumptions using information available at the time the estimates are made. These estimates and assumptions significantly affect various reported amounts of assets, liabilities, revenues, and expenses. If our future experience differs materially from these estimates and assumptions, our results of operations and financial condition would be affected. There were no material changes to our critical accounting policies during the first three months of fiscal 2018.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

There have been no material changes related to our contractual obligations and commitments from the information provided in our Annual Report on Form 10-K for the fiscal year ended October 31, 2017.

OFF BALANCE SHEET ARRANGEMENTS

From time to time, our subsidiaries guarantee third party payment obligations in connection with the sale of machines to customers that use financing. We follow FASB guidance for accounting for guarantees (codified in ASC 460). As of January 31, 2018, we had 27 outstanding third party payment guarantees totaling approximately $1.0 million. The terms of these guarantees are consistent with the underlying customer financing terms. Upon shipment of a machine, the customer assumes the risk of ownership. The customer does not obtain title, however, until it has paid for the machine. A retention of title clause allows us to recover the machine if the customer defaults on the financing. We accrue liabilities under these guarantees at fair value, which amounts are insignificant.

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

Interest Rate Risk

Interest on borrowings on our credit facilities are variable and tied to prevailing domestic and foreign interest rates. At January 31, 2018, we had $1.6 million of borrowings outstanding under our China credit facility. We had no other debt or borrowings under any of our other credit facilities.

Foreign Currency Exchange Risk

In the first three months of fiscal 2018, we derived approximately 69% of our revenues from customers located outside of the Americas. All of our computerized machine tools and computer control systems, as well as certain proprietary service parts, are sourced by our U.S.-based engineering and manufacturing division and re-invoiced to our foreign sales and service subsidiaries, primarily in their functional currencies.

Our products primarily are sourced from foreign suppliers or built to our specifications by either our wholly-owned subsidiaries in Taiwan, the U.S., Italy and China or an affiliated contract manufacturer in Taiwan. Our purchases are predominantly in foreign currencies and in some cases our arrangements with these suppliers include foreign currency risk sharing agreements, which reduce (but do not eliminate) the effects of currency fluctuations on product costs. The predominant portion of the exchange rate risk associated with our product purchases relates to the New Taiwan Dollar and the Euro.

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

Forward contracts for the sale or purchase of foreign currencies as of January 31, 2018, which are designated as cash flow hedges under FASB guidance related to accounting for derivative instruments and hedging activities, were as follows:

	Notional Amount	Weighted Average		Contract Amount at Forward Rates in U.S. Dollars
Forward Contracts	in Foreign Currency	Forward Rate		Contract Date	January 31, 2018	Maturity Dates
Sale Contracts:
Euro	31,950,000	1.1943		$38,157,675	$40,057,745	February 2018 – January 2019
Pound Sterling	6,850,000	1.3430		$9,199,798	$9,767,675	February 2018 – January 2019

Purchase Contracts:
New Taiwan Dollar *	1,078,000,000	29.4007	*	$36,665,838	$37,395,830	February 2018 – January 2019

*NT Dollars per U.S. Dollar

Forward contracts for the sale or purchase of foreign currencies as of January 31, 2018, which were entered into to protect against the effects of foreign currency fluctuations on receivables and payables denominated in foreign currencies and are not designated as hedges under FASB guidance, were as follows:

	Notional Amount	Weighted Average		Contract Amount at Forward Rates in U.S. Dollars
Forward Contracts	in Foreign Currency	Forward Rate		Contract Date	January 31, 2018	Maturity Dates
Sale Contracts:
Euro	19,609,529	1.1992		$23,515,802	$24,594,485	February 2018-October 2018
Pound Sterling	2,330,222	1.3655		$3,181,821	$3,308,750	February 2018-April 2018
South African Rand	9,782,100	0.0680		$664,985	$813,688	April 2018

Purchase Contracts:
New Taiwan Dollar	1,004,758,621	29.4923	*	$34,068,559	$34,606,204	February 2018-May 2018

* NT Dollars per U.S. Dollar

We are also exposed to foreign currency exchange risk related to our investment in net assets in foreign countries. To manage this risk, we have maintained a forward contract with a notional amount of €3.0 million. We designated this forward contract as a hedge of our net investment in Euro-denominated assets. We selected the forward method under FASB guidance related to the accounting for derivative instruments and hedging activities. The forward method requires all changes in the fair value of the contract to be reported as a cumulative translation adjustment in Accumulated other comprehensive loss, net of tax, in the same manner as the underlying hedged net assets. This forward contract matures in November 2018. At January 31, 2018, we had $609,000 of realized gains and $106,000 of unrealized losses, net of tax, recorded as cumulative translation adjustments in Accumulated other comprehensive loss related to the hedging of our net investment in Euro-denominated assets. Forward contracts for the sale or purchase of foreign currencies as of January 31, 2018, which are designated as net investment hedges under this guidance were as follows:

	Notional Amount	Weighted Avg.	Contract Amount at Forward Rates in U.S. Dollars
Forward Contracts	in Foreign Currency	Forward Rate	Contract Date	January 31, 2018	Maturity Date
Sale Contracts:
Euro	3,000,000	1.2095	$3,628,500	$3,800,130	November 2018

Item 4.	CONTROLS AND PROCEDURES

We conducted an evaluation under the supervision and with participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2018, pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of the evaluation date.

There were no changes in our internal control over financial reporting during the three months ended January 31, 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes from the risk factors disclosed in Part I, Item 1A – Risk Factors in our Annual Report on Form 10-K for the year ended October 31, 2017.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes the purchases of common stock made by us during the three months ended January 31, 2018:

	Total Number of Shares Purchased		Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under Plans or Programs(1)
November 2017	0		$0		0	$0
December 2017	0		$0		0	$0
January 2018	11,706	(2)	$32.19	(2)	0	$0
Total	11,706		$32.19		0	$0

(1)	The Company does not have any publicly announced share repurchase plans or programs.
(2)	Represents shares of our common stock that were withheld to satisfy the income tax obligations of recipients of awards of 32,153 restricted shares and earned performance shares granted under the 2008 Plan and 4,916 restricted shares granted under the 2016 Equity Plan in connection with the vesting of such awards.

Item 5.	OTHER INFORMATION

During the period covered by this report, the Audit Committee of our Board of Directors engaged our independent registered public accounting firm to perform non-audit, tax planning services. This disclosure is made pursuant to Section 10A9(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002.

Item 6.	EXHIBITS

3.1	Amended and Restated Articles of Incorporation of the Registrant, incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 1997.

3.2	Amended and Restated By-Laws of the Registrant as amended through November 16, 2017, incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on November 17, 2017.

31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as amended.

31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as amended.

32.1	Certification by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HURCO COMPANIES, INC.

By:	/s/ Sonja K. McClelland
Sonja K. McClelland
Executive Vice President, Secretary, Treasurer & Chief Financial Officer

March 9, 2018

