Form 10-Q
period 2018-04-30
HURCO COMPANIES INC
filed 2018-06-08
CIK 315374

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended April 30, 2018 or

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to _________.

Commission File No. 0-9143

HURCO COMPANIES, INC.

(Exact name of registrant as specified in its charter)

Indiana	35-1150732
(State or other jurisdiction of	(I.R.S. Employer Identification Number)
incorporation or organization)

One Technology Way
Indianapolis, Indiana	46268
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code	(317) 293-5309

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

The number of shares of the Registrant's common stock outstanding as of May 31, 2018 was 6,716,898.

HURCO COMPANIES, INC.

Form 10-Q Quarterly Report for Fiscal Quarter Ended April 30, 2018

PART I - FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

HURCO COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2018	2017	2018	2017
	(Unaudited)		(Unaudited)

Sales and service fees	$70,424	$58,222	$138,868	$106,966

Cost of sales and service	51,111	41,154	99,434	77,312

Gross profit	19,313	17,068	39,434	29,654

Selling, general and administrative expenses	13,320	11,714	26,286	22,881

Operating income	5,993	5,354	13,148	6,773

Interest expense	25	24	45	45

Interest income	12	7	30	18

Investment income	6	16	122	80

Other expense, net	579	240	411	291

Income before taxes	5,407	5,113	12,844	6,535

Provision for income taxes	1,656	1,467	6,156	2,010

Net income	$3,751	$3,646	$6,688	$4,525

Income per common share

Basic	$0.55	$0.55	$0.99	$0.68
Diluted	$0.55	$0.54	$0.98	$0.67

Weighted average common shares outstanding

Basic	6,706	6,617	6,682	6,600
Diluted	6,784	6,671	6,763	6,664

Dividends paid per share	$0.11	$0.10	$0.21	$0.19

The accompanying notes are an integral part of the condensed consolidated financial statements.

HURCO COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2018	2017	2018	2017
	(Unaudited)		(Unaudited)

Net income	$3,751	$3,646	$6,688	$4,525

Other comprehensive income (loss):

Translation of foreign currency financial statements	(2,222)	2,259	2,843	2,156

(Gain) / loss on derivative instruments reclassified into operations, net of tax of $138, $(174), $64 and $(59), respectively	415	(317)	193	(108)

Gain / (loss) on derivative instruments, net of tax of $106, $52, $(276) and $233, respectively	316	95	(826)	424

Total other comprehensive income (loss)	(1,491)	2,037	2,210	2,472

Comprehensive income	$2,260	$5,683	$8,898	$6,997

The accompanying notes are an integral part of the condensed consolidated financial statements.

HURCO COMPANIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	April 30,	October 31,
	2018	2017
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$76,376	$66,307
Accounts receivable, net	42,308	50,094
Inventories, net	134,850	119,948
Derivative assets	959	596
Prepaid assets	8,766	7,913
Other	3,324	1,557
Total current assets	266,583	246,415
Property and equipment:
Land	868	841
Building	7,352	7,352
Machinery and equipment	26,857	25,652
Leasehold improvements	3,871	3,503
	38,948	37,348
Less accumulated depreciation and amortization	(26,175)	(25,167)
Total property and equipment	12,773	12,181
Non-current assets:
Software development costs, less accumulated amortization	6,828	6,226
Goodwill	2,522	2,440
Intangible assets, net	1,041	1,076
Deferred income taxes	4,119	6,176
Investments and other assets, net	7,734	7,131
Total non-current assets	22,244	23,049
Total assets	$301,600	$281,645
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$59,002	$47,638
Accrued expenses and other	16,180	18,240
Accrued warranty expenses	2,253	1,772
Derivative liabilities	1,877	1,732
Short-term debt	1,579	1,507
Total current liabilities	80,891	70,889
Non-current liabilities:
Deferred income taxes	2,218	3,821
Accrued tax liability	2,453	133
Deferred credits and other	3,733	3,717
Total non-current liabilities	8,404	7,671
Shareholders’ equity:
Preferred stock: no par value per share, 1,000,000 shares authorized; no shares issued	—	—
Common stock: no par value, $.10 stated value per share, 12,500,000 shares authorized, 6,880,246 and 6,799,006 shares issued and 6,711,898 and 6,641,197 shares outstanding, as of April 30, 2018 and October 31, 2017, respectively	671	664
Additional paid-in capital	63,069	61,344
Retained earnings	154,545	149,267
Accumulated other comprehensive loss	(5,980)	(8,190)
Total shareholders’ equity	212,305	203,085
Total liabilities and shareholders’ equity	$301,600	$281,645

The accompanying notes are an integral part of the condensed consolidated financial statements.

HURCO COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2018	2017	2018	2017
	(Unaudited)		(Unaudited)
Cash flows from operating activities:
Net income	$3,751	$3,646	$6,688	$4,525
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Provision for doubtful accounts	(67)	(30)	91	(11)
Deferred income taxes	2	(170)	640	(547)
Equity in income (loss) of affiliates	(55)	31	(194)	(192)
Depreciation and amortization	1,023	823	1,911	1,782
Foreign currency (gain) loss	465	437	(1,049)	1,364
Unrealized (gain) loss on derivatives	(394)	156	491	(527)
Stock-based compensation	629	298	1,178	646
Taxes paid related to net settlement of restricted shares	43	-	545	473
Change in assets and liabilities:
(Increase) decrease in accounts receivable	(1,398)	(3,519)	9,039	12,975
(Increase) decrease in inventories	(5,978)	867	(12,925)	393
(Increase) decrease in prepaid expenses	(653)	886	(1,181)	227
Increase (decrease) in accounts payable	2,427	2,687	10,228	5,472
Increase (decrease) in accrued expenses	(294)	60	(1,974)	(4,634)
Net change in derivative assets and liabilities	(457)	173	(417)	367
Other	(49)	(131)	386	(103)
Net cash provided by (used for) operating activities	(1,005)	6,214	13,457	22,210

Cash flows from investing activities:
Purchase of property and equipment	(819)	(200)	(1,674)	(998)
Proceeds from sale of equipment	28	-	86	-
Software development costs	(597)	(626)	(1,222)	(1,108)
Net cash provided by (used for) investing activities	(1,388)	(826)	(2,810)	(2,106)

Cash flows from financing activities:
Dividends paid	(742)	(661)	(1,410)	(1,253)
Taxes paid related to net settlement of restricted shares	(43)	-	(545)	(473)
Proceeds from exercise of common stock options	62	269	554	269
Net cash provided by (used for) financing activities	(723)	(392)	(1,401)	(1,457)

Effect of exchange rate changes on cash	(744)	478	823	750

Net increase (decrease) in cash and cash equivalents	(3,860)	5,474	10,069	19,397

Cash and cash equivalents at beginning of period	80,236	55,140	66,307	41,217

Cash and cash equivalents at end of period	$76,376	$60,614	$76,376	$60,614

The accompanying notes are an integral part of the condensed consolidated financial statements.

HURCO COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

For the Six Months Ended April 30, 2018 and 2017

(In thousands, except shares outstanding)

	Common Stock		Additional		Accumulated Other
	Shares Outstanding	Amount	Paid-in Capital	Retained Earnings	Comprehensive Income (Loss)	Total

Balances, October 31, 2016	6,573,103	$657	$59,119	$136,742	$(11,043)	$185,475

Net income	—	—	—	4,525	—	4,525

Other comprehensive income (loss)	—	—	—	—	2,472	2,472

Exercise of common stock options	12,164	1	268	—	—	269

Stock-based compensation	38,930	5	641	—	—	646

Dividends paid	—	—	—	(1,253)	—	(1,253)

Balances, April 30, 2017 (Unaudited)	6,624,197	$663	$60,028	$140,014	$(8,571)	$192,134

Balances, October 31, 2017	6,641,197	$664	$61,344	$149,267	$(8,190)	$203,085

Net income	—	—	—	6,688	—	6,688

Other comprehensive income (loss)	—	—	—	—	2,210	2,210

Exercise of common stock options	30,418	3	551	—	—	554

Stock-based compensation	40,283	4	1,174	—	—	1,178

Dividends paid	—	—	—	(1,410)	—	(1,410)

Balances, April 30, 2018 (Unaudited)	6,711,898	$671	$63,069	$154,545	$(5,980)	$212,305

The accompanying notes are an integral part of the condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	GENERAL

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

The condensed financial information as of April 30, 2018 and for the three and six months ended April 30, 2018 and April 30, 2017 is unaudited. However, in our opinion, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary to present fairly our consolidated financial position, results of operations, changes in shareholders’ equity and cash flows for and at the end of the interim periods. We suggest that you read these condensed consolidated financial statements in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended October 31, 2017.

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

We had forward contracts outstanding as of April 30, 2018, denominated in Euros, Pounds Sterling and New Taiwan Dollars with set maturity dates ranging from May 2018 through April 2019. The contract amounts, expressed at forward rates in U.S. Dollars at April 30, 2018, were $41.0 million for Euros, $10.9 million for Pounds Sterling and $41.8 million for New Taiwan Dollars. At April 30, 2018, we had approximately $1.4 million of losses, net of tax, related to cash flow hedges deferred in Accumulated other comprehensive loss. Included in this amount were $339,000 of unrealized losses, net of tax, related to cash flow hedge instruments that remain subject to currency fluctuation risk. The majority of these deferred losses will be recorded as an adjustment to Cost of sales and service in periods through April 2019, when the corresponding inventory that is the subject of the related hedge contracts is sold, as described above.

We are also exposed to foreign currency exchange risk related to our investment in net assets in foreign countries. To manage this risk, we entered into a forward contract with a notional amount of €3.0 million in November 2017. We designated this forward contract as a hedge of our net investment in Euro denominated assets. We selected the forward method under Financial Accounting Standards Board, or FASB, guidance related to the accounting for derivative instruments and hedging activities. The forward method requires all changes in the fair value of the contract to be reported as a cumulative translation adjustment in Accumulated other comprehensive loss, net of tax, in the same manner as the underlying hedged net assets. This forward contract matures in November 2018. As of April 30, 2018, we had $637,000 of realized gains and $39,000 of unrealized losses, net of tax, recorded as cumulative translation adjustments in Accumulated other comprehensive loss related to this forward contract.

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

We had forward contracts outstanding as of April 30, 2018, denominated in Euros, Pounds Sterling, South African Rand, and New Taiwan Dollar with set maturity dates ranging from May 2018 through October 2018. The contract amounts, expressed at forward rates in U.S. Dollars at April 30, 2018, totaled $58.1 million.

Fair Value of Derivative Instruments

We recognize the fair value of derivative instruments as assets and liabilities on a gross basis on our Condensed Consolidated Balance Sheets. As of April 30, 2018 and October 31, 2017, all derivative instruments were recorded at fair value on our Consolidated Balance Sheets as follows (in thousands):

	April 30, 2018		October 31, 2017
Derivatives	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Designated as Hedging Instruments:
Foreign exchange forward contracts	Derivative assets	$593	Derivative assets	$305
Foreign exchange forward contracts	Derivative liabilities	$1,139	Derivative liabilities	$1,508
Not Designated as Hedging Instruments:
Foreign exchange forward contracts	Derivative assets	$366	Derivative assets	$291
Foreign exchange forward contracts	Derivative liabilities	$738	Derivative liabilities	$224

Effect of Derivative Instruments on the Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Changes in Shareholders’ Equity and Condensed Consolidated Statements of Income

Derivative instruments had the following effects on our Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Changes in Shareholders’ Equity and Condensed Consolidated Statements of Income, net of tax, during the three months ended April 30, 2018 and 2017 (in thousands):

Derivatives	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Loss)		Location of Gain (Loss) Reclassified from Other Comprehensive Income (Loss)	Amount of Gain (Loss) Reclassified from Other Comprehensive Income (Loss)
	Three Months Ended April 30,			Three Months Ended April 30,
	2018	2017		2018	2017
Designated as Hedging Instruments:
(Effective portion)
Foreign exchange forward contracts – Intercompany sales/purchases	$316	$95	Cost of sales and service	$(415)	$317
Foreign exchange forward contract – Net investment	$89	$(9)

We did not recognize any gains or losses as a result of hedges deemed ineffective for the three months ended April 30, 2018. We recognized a gain of $32,000 for the three months ended April 30, 2017 as a result of contracts closed early that were deemed ineffective for financial reporting purposes and did not qualify as cash flow hedges.

We recognized the following gains and losses in our Condensed Consolidated Statements of Income during the three months ended April 30, 2018 and 2017 on derivative instruments not designated as hedging instruments (in thousands):

Derivatives	Location of Gain (Loss) Recognized in Operations	Amount of Gain (Loss) Recognized in Operations
		Three Months Ended April 30,
		2018	2017
Not Designated as Hedging Instruments:
Foreign exchange forward contracts	Other expense, net	$(12)	$165

The following table presents the changes in the components of Accumulated other comprehensive loss, net of tax, for the three months ended April 30, 2018 (in thousands:)

	Foreign Currency Translation	Cash Flow Hedges	Total
Balance, January 31, 2018	$(2,344)	$(2,145)	$(4,489)
Other comprehensive income (loss) before reclassifications	(2,222)	316	(1,906)
Reclassifications	—	415	415
Balance, April 30, 2018	$(4,566)	$(1,414)	$(5,980)

Derivative instruments had the following effects on our Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Changes in Shareholders’ Equity and Condensed Consolidated Statements of Income, net of tax, during the six months ended April 30, 2018 and 2017 (in thousands):

Derivatives	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Loss)		Location of Gain (Loss) Reclassified from Other Comprehensive Income (Loss)	Amount of Gain (Loss) Reclassified from Other Comprehensive Income (Loss)
	Six Months Ended April 30,			Six Months Ended April 30
	2018	2017		2018	2017
Designated as Hedging Instruments:
(Effective portion)

Foreign exchange forward contracts – Intercompany sales/purchases	$(826)	$424	Cost of sales and service	$(193)	$108
Foreign exchange forward contract – Net investment	$(77)	$30

We did not recognize any gains or losses as a result of hedges deemed ineffective for the six months ended April 30, 2018. We recognized a gain of $168,000 for the six months ended April 30, 2017 as a result of contracts closed early that were deemed ineffective for financial reporting purposes and did not qualify as cash flow hedges.

We recognized the following gains and losses in our Condensed Consolidated Statements of Income during the six months ended April 30, 2018 and 2017 on derivative instruments not designated as hedging instruments (in thousands):

Derivatives	Location of Gain (Loss) Recognized in Operations	Amount of Gain (Loss) Recognized in Operations
		Six Months Ended April 30,
		2018	2017
Not Designated as Hedging Instruments:
Foreign exchange forward contracts	Other expense, net	$(1,268)	$955

The following table presents the changes in the components of Accumulated other comprehensive loss, net of tax, for the six months ended April 30, 2018 (in thousands:)

	Foreign Currency Translation	Cash Flow Hedges	Total
Balance, October 31, 2017	$(7,409)	$(781)	$(8,190)
Other comprehensive income (loss) before reclassifications	2,843	(826)	2,017
Reclassifications	—	193	193
Balance, April 30, 2018	$(4,566)	$(1,414)	$(5,980)

3.	EQUITY INCENTIVE PLAN

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

A summary of stock option activity for the six-month period ended April 30, 2018, is as follows:

	Stock	Weighted Average
	Options	Exercise Price

Outstanding at October 31, 2017	78,725	$20.97
Options granted	—	—
Options exercised	(30,418)	18.23
Options cancelled	—	—
Outstanding at April 30, 2018	48,307	$22.69

The total intrinsic value of stock options exercised during the six months ended April 30, 2018 was approximately $790,000.

Summarized information about outstanding stock options as of April 30, 2018, all of which are vested and currently exercisable, are as follows:

Options Already Vested and Currently Exercisable

Number of outstanding options	48,307
Weighted average remaining contractual life (years)	3.17
Weighted average exercise price per share	$22.69
Intrinsic value of outstanding options	$1,039,000

The intrinsic value of an outstanding stock option is calculated as the difference between the stock price as of April 30, 2018 and the exercise price of the option.

On November 15, 2017, the Compensation Committee granted a total of 2,364 shares of time-based restricted stock to our non-executive employees. The restricted shares vest in thirds over three years from the date of grant provided the recipient remains employed through that date. The grant date fair value of the restricted shares was based upon the closing sales price of our common stock on the date of grant, which was $42.30 per share.

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

On that date, the Compensation Committee granted a total of 14,810 shares of time-based restricted stock to our executive officers. The restricted shares vest in thirds over three years from the date of grant provided the recipient remains employed through that date. The grant date fair value of the restricted shares was based upon the closing sales price of our common stock on the date of grant, which was $42.20 per share.

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

On March 15, 2018, the Compensation Committee granted a total of 9,114 shares of time-based restricted stock to our non-employee directors. The restricted shares vest in full one year from the date of grant provided the recipient remains on the board of directors through that date. The grant date fair value of the restricted shares was based on the closing sales price of our common stock on the grant date, which was $46.05 per share.

A reconciliation of the Company’s restricted stock, performance shares, PSUs activities and related information for the six-month period ended April 30, 2018 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at October 31, 2017	157,809	$32.05
Shares or units granted	68,913	43.76
Shares or units vested	(40,283)	30.20
Shares or units cancelled	(6,385)	33.67
Shares withheld	(11,706)	32.19
Unvested at April 30, 2018	168,348	$37.22

During the first six months of fiscal 2018 and 2017, we recorded $1.2 million and $0.6 million, respectively, as stock-based compensation expense related to grants under our equity plans. As of April 30, 2018, there was an estimated $4.0 million of total unrecognized stock-based compensation cost that we expect to recognize by the end of the first quarter of fiscal 2021.

4.	EARNINGS PER SHARE

Per share results have been computed based on the average number of common shares outstanding over the period in question. The computation of basic and diluted net income per share is determined using net income applicable to common shareholders as the numerator and the number of shares outstanding as the denominator as follows (in thousands, except per share amounts):

	Three Months Ended				Six Months Ended
	April 30,				April 30,
	2018		2017		2018		2017
	Basic	Diluted	Basic	Diluted	Basic	Diluted	Basic	Diluted
Net income	$3,751	$3,751	$3,646	$3,646	$6,688	$6,688	$4,525	$4,525
Undistributed earnings allocated to participating shares	(23)	(23)	(24)	(24)	(41)	(41)	(30)	(30)
Net income applicable to common shareholders	$3,728	$3,728	$3,622	$3,622	$6,647	$6,647	$4,495	$4,495

Weighted average shares outstanding	6,706	6,706	6,617	6,617	6,682	6,682	6,600	6,600
Stock options and contingently issuable shares	—	78	—	54	—	81	—	64
	6,706	6,784	6,617	6,671	6,682	6,763	6,600	6,664
Income per share	$0.55	$0.55	$0.55	$0.54	$0.99	$0.98	$0.68	$0.67

5.	ACCOUNTS RECEIVABLE

Accounts receivable are net of allowances for doubtful accounts of $730,000 as of April 30, 2018 and $639,000 as of October 31, 2017.

6.	INVENTORIES

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

Inventories, priced at the lower of cost (first-in, first-out method) or net realizable value, are summarized below (in thousands):

	April 30,	October 31,
	2018	2017
Purchased parts and sub-assemblies	$41,738	$33,045
Work-in-process	23,103	20,008
Finished goods	70,009	66,895
	$134,850	$119,948

7.	SEGMENT INFORMATION

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

From time to time, our subsidiaries guarantee third party payment obligations in connection with the sale of machines to customers that use financing. We follow FASB guidance for accounting for guarantees (codified in Accounting Standards Codification (“ASC”) 460). As of April 30, 2018, we had 27 outstanding third party payment guarantees totaling approximately $0.9 million. The terms of these guarantees are consistent with the underlying customer financing terms. Upon shipment of a machine, the customer assumes the risk of ownership. The customer does not obtain title, however, until the customer has paid for the machine. A retention of title clause allows us to recover the machine if the customer defaults on the financing. We accrue liabilities under these guarantees at fair value, which amounts are insignificant.

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

	Six Months Ended April 30,
	2018	2017
Balance, beginning of period	$1,772	$1,523
Provision for warranties during the period	2,205	1,614
Charges to the reserve	(1,754)	(1,605)
Impact of foreign currency translation	30	9
Balance, end of period	$2,253	$1,541

The year-over-year increase in our warranty reserve was primarily due to an increase in the number of machines under warranty resulting from increased sales volume, as well as an increase in average warranty cost per machine as our machines under warranty shifted to more complex, higher-performance machines.

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

On February 16, 2017, we amended our credit facility in China to decrease the credit facility from 40.0 million Chinese Yuan to 20.0 million Chinese Yuan (approximately $3.2 million). On February 14, 2018, we renewed this facility with an expiration date of February 13, 2019. We had $1.6 million and $1.5 million of borrowings under our China credit facility at each of April 30, 2018 and October 31, 2017, respectively, which bears interest at variable rates of 4.7% and 4.4% annually, respectively. We also have a £1.0 million revolving credit facility in the United Kingdom and a €1.5 million revolving credit facility in Germany. We had no other debt or borrowings under any of our other credit facilities at either of those dates.

All of our credit facilities are unsecured. At April 30, 2018, we had unutilized credit facilities of $19.8 million.

10.	INCOME TAXES

In December 2017, the Tax Cuts and Jobs Act (the “Tax Reform Act”) was enacted. The Tax Reform Act among other things, lowered the U.S. corporate tax rate from 35% to 21%, implemented a territorial tax system from a worldwide system and imposed a tax on deemed repatriation of earnings of foreign subsidiaries, all of which were effective for our first quarter of fiscal 2018.  Other provisions of the Tax Reform Act, such as elimination of domestic production deductions and limitation on other business deductions, will be effective for us beginning in fiscal 2019. We recognized the income tax effects of the Tax Reform Act in our 2018 financial statements in accordance with Staff Accounting Bulletin No. 118, which provides Securities and Exchange Commission (“SEC”) staff guidance for the application of ASC Topic 740, Income Taxes, in the reporting period in which the Tax Reform Act was signed into law. As such, our financial results reflect the income tax effects of the Tax Reform Act for which the accounting under ASC Topic 740 is complete and provisional amounts for those specific income tax effects of the Tax Reform Act for which the accounting under ASC Topic 740 is incomplete but a reasonable estimate could be determined.

We recorded income tax expense during the first six months of fiscal 2018 of $6.1 million compared to $2.0 million for the same period in fiscal 2017. Our effective tax rate for the first six months of fiscal 2018 was 48% compared to 31% for the same period in fiscal 2017. The effective tax rate for the six months ended April 30, 2018 is a blended rate reflecting the estimated benefit of approximately four months of the federal tax rate reductions for fiscal 2018, a one-time provisional charge of $2.5 million related to the transition tax on deemed repatriation of accumulated foreign income and a one-time non-cash tax charge of $0.4 million related to the revaluation of net deferred tax assets.

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

Both of these tax adjustments represent provisional amounts based upon our current interpretation of the Tax Reform Act and may change as we receive additional clarification and implementation guidance. We will continue to analyze the effects of the Tax Reform Act on our financial statements and operations. Any additional impacts from the enactment of the Tax Reform Act will be recorded as they are identified during the remainder of the measurement period as provided for in accordance with Staff Accounting Bulletin No. 118. During the second quarter of fiscal 2018, we did not record any additional amounts, or make any changes to provisional amounts previously recorded, related to the Tax Reform Act.

Our unrecognized tax benefits were $1.2 million as of April 30, 2018 and $1.1 million as of October 31, 2017, and in each case included accrued interest.

We recognize accrued interest and penalties related to unrecognized tax benefits as components of income tax expense. As of April 30, 2018, the gross amount of interest accrued, reported in Accrued expenses and other, was approximately $75,000, which did not include the federal tax benefit of interest deductions.

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

In accordance with this guidance, the following table represents the fair value hierarchy for our financial assets and liabilities measured at fair value as of April 30, 2018 and October 31, 2017 (in thousands):

	Assets		Liabilities
	April 30, 2018	October 31, 2017	April 30, 2018	October 31, 2017

Level 1
Deferred Compensation	$1,685	$1,638	$-	$-

Level 2
Derivatives	$959	$596	$1,877	$1,732

Included in Level 1 assets are mutual fund investments under a nonqualified deferred compensation plan. We estimate the fair value of these investments on a recurring basis using market prices that are readily available.

Included in Level 2 fair value measurements are derivative assets and liabilities related to gains and losses on foreign currency forward exchange contracts entered into with a third party. We estimate the fair value of these derivatives on a recurring basis using foreign currency exchange rates obtained from active markets. Derivative instruments are reported in the accompanying condensed consolidated financial statements at fair value. We have derivative financial instruments in the form of foreign currency forward exchange contracts as described in Note 2 of Notes to the Condensed Consolidated Financial Statements. The U.S. Dollar equivalent notional amounts of these contracts was $156.5 million and $134.3 million at April 30, 2018 and October 31, 2017, respectively.

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

Recently Adopted Accounting Pronouncements:

In August 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which requires management to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and provide related footnote disclosures. ASU No. 2014-15 is effective for our fiscal year 2018, including interim periods within the fiscal year. As such, we adopted this standard in the first quarter of fiscal 2018. This standard did not have a significant effect on our accounting policies or on our condensed consolidated financial statements and related disclosures.

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

New Accounting Pronouncements:

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), establishing a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. This standard provides a five-step analysis in determining when and how revenue is recognized. The new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services and will supersede most of the existing revenue recognition guidance, including industry-specific guidance. We have the option of applying this new standard retrospectively to each prior period presented (“full retrospective approach”) or retrospectively with the cumulative effect recognized in retained earnings as of the date of adoption (“modified retrospective approach”). Between August 2015 and December 2016, the FASB issued five additional updates to Topic 606: 1) ASU No. 2015-14, Deferral of the Effective Date, 2) ASU No. 2016-08, Principal versus Agent Considerations (Reporting Revenue Gross versus Net), 3) ASU No. 2016-10, Identifying Performance Obligations and Licensing, 4) ASU No. 2016-12, Narrow-Scope Improvements and Practical Expedients and 5) ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, in each case to provide further guidance and clarification in accounting for revenue arising from contracts with customers. Topic 606 and these updates will be effective for our fiscal year 2019, including interim periods within the fiscal year. In the second quarter of fiscal 2018, we decided to elect the modified retrospective approach upon adoption and we expect this standard will have an overall immaterial impact on our consolidated financial results. We have identified and are in the process of implementing and testing changes in policy, processes, systems and internal controls related to the adoption of this new accounting standard. In connection with its adoption, we will compute required transition adjustments and expand our consolidated financial statement disclosures related to our implementation of this new accounting standard in the fourth fiscal quarter of 2018.

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

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815) Targeted Improvements to Accounting for Hedging Activities, which simplifies the application of hedge accounting and enables companies to better portray the economics of their risk management activities in their financial statements. ASU 2017-12 is effective for our fiscal year 2020, including interim periods within the fiscal year, and requires modified retrospective application. Early adoption is permitted. We do not anticipate that the adoption of this ASU will have a material impact on our consolidated financial statements and disclosures.

In February 2018, FASB issued ASU No. 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which will allow a reclassification from accumulated other comprehensive income to retained earnings for the tax effects resulting from the Tax Reform Act that are stranded in accumulated other comprehensive income. This standard also requires certain disclosures about stranded tax effects. This ASU, however, does not change the underlying guidance that requires that the effect of a change in tax laws or rates be included in income from continuing operations. ASU 2018-02 will be effective for our fiscal year 2020, with the option to early adopt at any time prior to the effective date. It must be applied either in the period of adoption or retrospectively to each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Reform Act is recognized. We are assessing the impact this new accounting guidance will have on our consolidated financial statements.

In February 2018, FASB issued ASU No. 2018-03, Technical Corrections and Improvements to Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, that clarifies the guidance in ASU No. 2016-01, Financial Instruments—Overall (Subtopic 825-10), which clarifies the guidance in ASU No. 2016-01, Financial Instruments – Overall (Subtopic 825-10) on certain issues related to financial instruments including, among other things, forward contracts and presentation requirements. ASU 2018-03 will be effective for our fiscal year 2019, including interim periods within the fiscal year. We are assessing the impact this new accounting guidance will have on our consolidated financial statements and disclosures.

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

EXECUTIVE OVERVIEW

Hurco Companies, Inc. is an international industrial technology company operating in a single segment. We design, manufacture and sell computerized (i.e., Computer Numeric Control, or CNC) machine tools, consisting primarily of vertical machining centers (mills) and turning centers (lathes), to companies in the metal cutting industry through a worldwide sales, service and distribution network.  Although the majority of our computer control systems and software products are proprietary, they predominantly use industry standard personal computer components.  Our computer control systems and software products are primarily sold as integral components of our computerized machine tool products.  We also provide machine tool components, software options, control upgrades, accessories and replacement parts for our products, as well as customer service and training support.

The following overview is intended to provide a brief explanation of the principal factors that have contributed to our recent financial performance. This overview is intended to be read in conjunction with the more detailed information included in our financial statements that appear elsewhere in this report.

The market for machine tools is international in scope. We have both significant foreign sales and significant foreign manufacturing operations. During the first six months of fiscal 2018, approximately 55% of our revenues were attributable to customers in Europe, where we typically sell more of our higher-performance, higher-priced VMX series machines. Additionally, approximately 14% of our revenues were attributable to customers in Asia, where we generally sell more of our entry-level, lower-priced machines, and where we also encounter greater price pressures.

We have three brands of CNC machine tools in our product portfolio: Hurco is the premium brand focused on sophisticated technology; Milltronics is the entry-level brand with a simplified control and straight-forward feature sets; and Takumi is an industry-standard brand with machines that are equipped with industry-standard controls instead of the proprietary controls found on Hurco and Milltronics machines. Typically, manufacturing facilities that use industry-standard controls focus on medium to high production, wherein they run large batches of a few types of parts instead of small batches of many different types of parts. The Hurco, Milltronics and Takumi product lines represent a comprehensive product portfolio of more than 150 different models. In addition, through our wholly–owned subsidiary LCM Precision Technology S.r.l. (“LCM”), we produce machine tool components and accessories.

We sell our products through more than 190 independent agents and distributors throughout North and South America (the “Americas”), Europe and Asia. Although some distributors carry competitive products, we are the primary line for the majority of our distributors globally. We also have our own direct sales and service organizations in China, France, Germany, India, Italy, Poland, Singapore, South Africa, Taiwan, the United Kingdom and certain parts of the United States, which are among the world’s principal machine tool consuming markets. The vast majority of our machine tools are manufactured to our specifications primarily by our wholly-owned subsidiary in Taiwan, Hurco Manufacturing Ltd. (“HML”). Machine castings and components to support HML’s production are manufactured at our wholly-owned subsidiary in Ningbo, China, Ningbo Machine Tool Co., Ltd. Components to support our SRT line of five-axis machining centers, such as the direct drive spindle, swivel head and rotary table, are manufactured by LCM in Italy.

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

Our high levels of foreign manufacturing and sales also expose us to cash flow risks due to fluctuating currency exchange rates. We seek to mitigate those risks through the use of various derivative instruments, principally foreign currency forward exchange contracts. See Note 2 of Notes to the Condensed Consolidated Financial Statements for additional information.

RESULTS OF OPERATIONS

Three Months Ended April 30, 2018 Compared to Three Months Ended April 30, 2017

Sales and Service Fees. Sales and service fees for the second quarter of fiscal 2018 were $70.4 million, an increase of $12.2 million, or 21%, compared to the corresponding prior year period and included a favorable currency impact of $4.9 million, or 8%, when translating foreign sales to U.S. dollars for financial reporting purposes.

Sales and Service Fees by Geographic Region

The following table sets forth net sales and service fees by geographic region for the quarter ended April 30, 2018 and 2017 (in thousands):

	Three Months Ended April 30,
	2018		2017		$ Change	% Change
Americas	$21,653	31%	$18,050	31%	$3,603	20%
Europe	38,246	54%	31,572	54%	6,674	21%
Asia Pacific	10,525	15%	8,600	15%	1,925	22%
Total	$70,424	100%	$58,222	100%	$12,202	21%

Sales in the Americas for the second quarter of fiscal 2018 increased by 20%, compared to the corresponding period in fiscal 2017, due primarily to improved U.S. market conditions and demand from U.S. customers for the Hurco and Milltronics product lines. The increase in sales was primarily attributable to an increased sales volume of entry-level vertical milling and lathe machines from the Hurco and Milltronics product lines. European sales for the second quarter of fiscal 2018 increased by 21%, compared to the corresponding period in fiscal 2017, and included a favorable currency impact of 14%, when translating foreign sales to U.S. dollars for financial reporting purposes. The increase in European sales for the second quarter of fiscal 2018 resulted mainly from increased customer demand for Hurco vertical milling machines in the United Kingdom and Italy. Asian Pacific sales for the second quarter of fiscal 2018 increased by 22%, compared to the corresponding period in fiscal 2017, and included a favorable currency impact of 6%, when translating foreign sales to U.S. dollars for financial reporting purposes. The increase in Asian Pacific sales for the second quarter of 2018 was primarily attributable to increased customer demand for Hurco vertical milling machines in China and India, both of which are sales regions Hurco has been targeting for growth.

Sales and Service Fees by Product Category

The following table sets forth net sales and service fees by product category for the quarters ended April 30, 2018 and 2017 (in thousands):

	Three Months Ended
	April 30,
	2018		2017		$ Change	% Change
Computerized Machine Tools	$60,741	86%	$49,828	86%	$10,913	22%
Computer Control Systems and Software †	635	1%	568	1%	67	12%
Service Parts	6,872	10%	5,884	10%	988	17%
Service Fees	2,176	3%	1,942	3%	234	12%
Total	$70,424	100%	$58,222	100%	$12,202	21%

† Amounts shown do not include computer control systems and software sold as an integrated component of computerized machine systems.

The year-over-year increase in sales of computerized machine tools and computer control systems and software for the second quarter of fiscal 2018, exclusive of an 8% favorable currency impact, was driven primarily by an increase in the volume of sales of vertical milling machines from all product lines and across all regions. Sales of service parts increased in the second quarter of fiscal 2018, compared to the corresponding prior year period, due primarily to an increase in aftermarket sales in the Americas and Europe. Service fees increased slightly in the second quarter of fiscal 2018, compared to the corresponding prior year period, due primarily to increased demand for aftermarket service in Germany, the United Kingdom and the Americas.

Orders. Orders for the second quarter of fiscal 2018 were a record $79.9 million, an increase of $16.6 million, or 26%, compared to the corresponding period in fiscal 2017, and included a favorable currency impact of $5.4 million, or 9%, when translating foreign orders to U.S. dollars.

The following table sets forth new orders booked by geographic region for the second quarters of fiscal 2018 and 2017 (in thousands):

	Three Months Ended April 30,
	2018		2017		$ Change	% Change
Americas	$20,869	26%	$18,474	29%	$2,395	13%
Europe	46,084	58%	32,571	51%	13,513	41%
Asia Pacific	12,971	16%	12,319	20%	652	5%
Total	$79,924	100%	$63,364	100%	$16,560	26%

Orders in the Americas for the second quarter of fiscal 2018 increased by 13%, compared to the corresponding period in fiscal 2017. This increase was largely attributable to increased customer demand for higher-performance Hurco machines. European orders for the second quarter increased by 41%, compared to the corresponding prior year period, and included a favorable currency impact of 15% when translating foreign orders to U.S. dollars. This increase in orders mainly resulted from increased customer demand for Hurco and Takumi vertical milling machines in Germany and the United Kingdom, as well as increased customer demand of machine tool components and accessories manufactured by our wholly-owned subsidiary LCM.  Asian Pacific orders for the second quarter of fiscal 2018 increased by 5%, compared to the corresponding prior year period, and included a favorable currency impact of 4% when translating foreign orders to U.S. dollars. Excluding the favorable currency impact, Asian Pacific orders increased slightly due primarily to increased customer demand for Hurco vertical milling machines in China, India and Southeast Asia, offset by a reduction in customer demand for Takumi vertical milling machines in China.

Gross Profit. Gross profit for the second quarter of fiscal 2018 was $19.3 million, or 27% of sales, compared to $17.1 million, or 29% of sales, for the corresponding prior year period. The decrease in gross profit as a percentage of sales for the second quarter of fiscal 2018 compared to the second quarter of fiscal 2017 reflected an increased sales volume of entry-level Hurco and Milltronics vertical milling machines, particularly in the U.S. and Europe, partially offset by the favorable impact of foreign currency translation.

Operating Expenses. Selling, general and administrative expenses for the second quarter of fiscal 2018 were $13.3 million, or 19% of sales, compared to $11.7 million, or 20% of sales, in the corresponding period in fiscal 2017.  The year-over-year increase in selling, general and administrative expenses for the second quarter of fiscal 2018 was largely driven by an unfavorable currency impact of $0.8 million, when translating foreign expenses to U.S. dollars for financial reporting purposes, as well as increased spending for trade shows and exhibitions.

Operating Income. Operating income for the second quarter of fiscal 2018 was $6.0 million, compared to $5.4 million for the corresponding period in fiscal 2017. The increase in operating income year-over-year was driven primarily by an increase in the volume of sales of vertical milling machines from all product lines and across all regions.

Other Expense, Net. Other expense in the second quarter of fiscal 2018 increased by $0.3 million from the corresponding period in fiscal 2017 due primarily to the net realized and unrealized losses from foreign currency fluctuations on payables and receivables, net of foreign currency forward exchange contracts.

Income Taxes. The effective tax rate for the second quarter of fiscal 2018 was 31%, compared to 29% in the corresponding prior year period. The year-over-year increase in the effective tax rate for the second quarter was principally resulted from a shift in geographic mix of income and loss among tax jurisdictions.

Six Months Ended April 30, 2018 Compared to Six Months Ended April 30, 2017

Sales and Service Fees. Sales and service fees for the first six months of fiscal 2018 were $138.9 million, an increase of $31.9 million, or 30%, compared to the corresponding period in fiscal 2017, and included a favorable currency impact of $9.3 million, or 9%, when translating foreign sales to U.S. dollars for financial reporting purposes.

Sales and Service Fees by Geographic Region

The following table sets forth net sales and service fees by geographic region for the six months ended April 30, 2018 and 2017 (in thousands):

	Six Months Ended April 30,
	2018		2017		$ Change	% Change
Americas	$42,683	31%	$34,759	33%	$7,924	23%
Europe	76,564	55%	57,144	53%	19,420	34%
Asia Pacific	19,621	14%	15,063	14%	4,558	30%
Total	$138,868	100%	$106,966	100%	$31,902	30%

Sales in the Americas for the first six months of fiscal 2018 increased by 23%, compared to the corresponding period in fiscal 2017, due primarily to improved U.S. market conditions and demand from U.S. customers for the Hurco and Milltronics product lines. The increase in sales was primarily attributable to an increased sales volume of entry-level vertical milling and lathe machines from the Hurco and Milltronics product lines. European sales for the first six months of fiscal 2018 increased by 34%, compared to the corresponding period in fiscal 2017, and included a favorable currency impact of 14%, when translating foreign sales to U.S. dollars for financial reporting purposes. The increase in European sales for the first six months of fiscal 2018 was primarily due to increased customer demand for Hurco and Takumi vertical milling machines in Germany, Italy and the United Kingdom. Asian Pacific sales for the first six months of fiscal 2018 increased by 30%, compared to the corresponding period in fiscal 2017, and included a favorable currency impact of 7%, when translating foreign sales to U.S. dollars for financial reporting purposes. The increase in Asian Pacific sales for the first six months of 2018 was primarily attributable to increased customer demand for Hurco vertical milling machines in China and India, both of which are sales regions Hurco has been targeting for growth.

Sales and Service Fees by Product Category

The following table sets forth net sales and service fees by product category for the six months ended April 30, 2018 and 2017 (in thousands):

	Six Months Ended
	April 30,
	2018		2017		$ Change	% Change
Computerized Machine Tools	$120,544	87%	$90,526	85%	$30,018	33%
Computer Control Systems and Software †	1,238	1%	1,137	1%	101	9%
Service Parts	12,915	9%	11,653	11%	1,262	11%
Service Fees	4,171	3%	3,650	3%	521	14%
Total	$138,868	100%	$106,966	100%	$31,902	30%

† Amounts shown do not include computer control systems and software sold as an integrated component of computerized machine systems.

The year-over-year increase in sales of computerized machine tools and computer control systems and software for the first six months of fiscal 2018, exclusive of a 9% favorable currency impact, was driven primarily by an increase in the volume of sales of vertical milling machines from all product lines and across all regions. Sales of service parts increased in the first six months of fiscal 2018 compared to the corresponding prior year period due primarily to an increase in aftermarket sales in the Americas and Europe. Service fees increased in the first six months of fiscal 2018 compared to the corresponding prior year period due primarily to increased demand for aftermarket service in Germany, the United Kingdom and the Americas.

Orders. Orders for the first six months of fiscal 2018 were a record $156.8 million, an increase of $32.4 million, or 26%, compared to the corresponding period in fiscal 2017, and included a favorable currency impact of $10.5 million, or 8%, when translating foreign orders to U.S. dollars.

The following table sets forth new orders booked by geographic region for the first six months of fiscal 2018 and 2017 (in thousands):

	Six Months Ended April 30,
	2018		2017		$ Change	% Change
Americas	$41,383	26%	$38,816	31%	$2,567	7%
Europe	90,310	58%	64,920	52%	25,390	39%
Asia Pacific	25,138	16%	20,648	17%	4,490	22%
Total	$156,831	100%	$124,384	100%	$32,447	26%

Orders in the Americas for the first six months of fiscal 2018 increased by 7%, compared to the corresponding period in fiscal 2017. This increase was largely attributable to increased customer demand for higher-performance Hurco machines. For the first six months of fiscal 2018, European orders increased by 39%, compared to the corresponding prior year period, and included a favorable currency impact of 14%, when translating foreign orders to U.S. dollars. The year-over-year increase in orders in the first six months was driven predominately by increased customer demand for Hurco and Takumi vertical milling machines in Germany, Italy and France, and increased demand for LCM machine tool components and accessories. Asian Pacific orders for the first six months of fiscal 2018 increased by 22%, compared to the corresponding prior year period, and included a favorable currency impact of 7% when translating foreign orders to U.S. dollars. The year-over-year increase in orders was mostly due to increased customer demand for Hurco vertical milling machines in China, India and Southeast Asia, offset by a reduction in customer demand for Takumi vertical milling machines in China.

Gross Profit. Gross profit for the first six months of fiscal 2018 was $39.4 million, or 28% of sales, compared to $29.7 million, or 28% of sales, for the corresponding prior year period. The increase in gross profit year-over-year was driven primarily by an increase in the volume of sales of vertical milling machines from all product lines and across all regions.

Operating Expenses. Selling, general and administrative expenses for the first six months of fiscal 2018 were $26.3 million, or 19% of sales, compared to $22.9 million, or 21% of sales, in the corresponding period in fiscal 2017.  The year-over-year increase in selling, general and administrative expenses for the first six months of fiscal 2018 was largely driven by an unfavorable currency impact of $1.4 million, when translating foreign expenses to U.S. dollars for financial reporting purposes, as well as increased spending for trade shows and exhibitions.

Operating Income. Operating income for the first six months of fiscal 2018 was $13.1 million, compared to $6.8 million for the corresponding period in fiscal 2017. The increase in operating income year-over-year was driven primarily by an increase in the volume of sales of vertical milling machines from all product lines and across all regions.

Other Expense, Net. Other expense in the first six months of fiscal 2018 increased by $0.1 million from the corresponding period in fiscal 2017 due primarily to the net realized and unrealized losses from foreign currency fluctuations on payables and receivables, net of foreign currency forward exchange contracts.

Income Taxes. The effective tax rate for the first six months of fiscal 2018 was 48%, compared to 31% in the corresponding prior year period. The year-over-year increase in the effective tax rate for the first six months was primarily due to one-time charges of $2.9 million related to the Tax Reform Act. The impact of these one-time charges increased the effective tax rate by approximately 39% for the first quarter of fiscal 2018.  Excluding the impact of these charges, earnings per diluted share would have been $0.43 higher than the earnings per diluted share we reported for the first six months of fiscal 2018.

LIQUIDITY AND CAPITAL RESOURCES

At April 30, 2018, we had cash and cash equivalents of $76.4 million, compared to $66.3 million at October 31, 2017. Approximately 72% of the $76.4 million of cash and cash equivalents is denominated in U.S. Dollars. The balance is attributable to our foreign operations and is held in the local currencies of our various foreign entities subject to fluctuations in currency exchange rates. We do not believe that the indefinite reinvestment of these funds offshore impairs our ability to meet our domestic working capital needs.

Working capital was $185.7 million at April 30, 2018, compared to $175.5 million at October 31, 2017. The increase in working capital was mostly driven by an increase in cash and inventories, offset by a reduction in accounts receivable and an increase in accounts payable.

Capital expenditures of $2.9 million during the first six months of fiscal 2018 were primarily for capital improvements in existing facilities and software development costs. We funded these expenditures with cash on hand.

At April 30, 2018, we had $1.6 million of borrowings outstanding under our China credit facility. We had no other debt or borrowings under any of our other credit facilities. At April 30, 2018, we had an aggregate of $19.8 million available for borrowing under our credit facilities and were in compliance with all covenants relating thereto.

We believe our cash position and borrowing capacity under our credit facilities provide adequate liquidity to fund our operations over the next twelve months and allow us to remain committed to our strategic plan of product innovation and targeted penetration of developing markets.

We continue to receive and review information on businesses and assets for potential acquisition, including intellectual property assets, that are available for purchase.

CRITICAL ACCOUNTING POLICIES

Our accounting policies, which are described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2017, require management to make significant estimates and assumptions using information available at the time the estimates are made. These estimates and assumptions significantly affect various reported amounts of assets, liabilities, revenues and expenses. If our future experience differs materially from these estimates and assumptions, our results of operations and financial condition would be affected. There were no material changes to our critical accounting policies during the first six months of fiscal 2018.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

There have been no material changes related to our contractual obligations and commitments from the information provided in our Annual Report on Form 10-K for the fiscal year ended October 31, 2017.

OFF BALANCE SHEET ARRANGEMENTS

From time to time, our subsidiaries guarantee third party payment obligations in connection with the sale of machines to customers that use financing. We follow FASB guidance for accounting for guarantees (codified in ASC 460). As of April 30, 2018, we had 27 outstanding third party payment guarantees totaling approximately $0.9 million. The terms of these guarantees are consistent with the underlying customer financing terms. Upon shipment of a machine, the customer assumes the risk of ownership. The customer does not obtain title, however, until the customer has paid for the machine. A retention of title clause allows us to recover the machine if the customer defaults on the financing. We accrue liabilities under these guarantees at fair value, which amounts are insignificant.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

Certain statements made in this report constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from those expressed or implied by the statements. These risks, uncertainties and other factors include, but are not limited to:

•	The cyclical nature of the machine tool industry;
•	Uncertain economic conditions, which may adversely affect overall demand, in the Americas, Europe and Asia Pacific markets;
•	The risks of our international operations;
•	The limited number of our manufacturing and supply chain sources;
•	The effects of changes in currency exchange rates;
•	Our dependence on new product development;
•	Possible obsolescence of our technology and the need to make technological advances;
•	Competition with larger companies that have greater financial resources;
•	Increases in the prices of raw materials, especially steel and iron products;
•	Acquisitions that could disrupt our operations and affect operating results;
•	Impairment of our assets;
•	Negative or unforeseen tax consequences;
•	The need and/or ability to protect our intellectual property assets;

•	Our ability to integrate acquisitions;
•	Uncertainty concerning our ability to use tax loss carryforwards;
•	Breaches of our network and system security measures;
•	The effect of the loss of members of senior management and key personnel; and
•	Governmental actions, initiatives and regulations, including import and export restrictions and tariffs and changes to tax laws.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Interest on borrowings on our credit facilities are variable and tied to prevailing domestic and foreign interest rates. At April 30, 2018, we had $1.6 million of borrowings outstanding under our China credit facility. We had no other debt or borrowings under any of our other credit facilities.

Foreign Currency Exchange Risk

In the first six months of fiscal 2018, we derived approximately 69% of our revenues from customers located outside of the Americas. All of our computerized machine tools and computer control systems, as well as certain proprietary service parts, are sourced by our U.S.-based engineering and manufacturing division and re-invoiced to our foreign sales and service subsidiaries, primarily in their functional currencies.

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

Forward contracts for the sale or purchase of foreign currencies as of April 30, 2018, which are designated as cash flow hedges under FASB guidance related to accounting for derivative instruments and hedging activities, were as follows:

	Notional Amount	Weighted Avg.		Contract Amount at Forward Rates in U.S. Dollars
Forward Contracts	in Foreign Currency	Forward Rate		Contract Date	April 30, 2018	Maturity Dates
Sale Contracts:
Euro	33,550,000	1.2231		$41,034,595	$41,018,539	May 2018 - Apr 2019
Pound Sterling	7,850,000	1.3746		$10,790,445	$10,869,415	May 2018 - Apr 2019

Purchase Contracts:
New Taiwan (“NT”) Dollar	1,225,000,000	28.984	*	$42,264,441	$41,833,930	May 2018 - Apr 2019

*NT Dollars per U.S. Dollar

Forward contracts for the sale or purchase of foreign currencies as of April 30, 2018, which were entered into to protect against the effects of foreign currency fluctuations on receivables and payables denominated in foreign currencies and are not designated as hedges under FASB guidance, were as follows:

	Notional Amount	Weighted Avg.		Contract Amount at Forward Rates in U.S. Dollars
Forward Contracts	in Foreign Currency	Forward Rate		Contract Date	April 30, 2018	Maturity Dates
Sale Contracts:
Euro	19,319,111	1.2257		$23,678,617	$23,553,881	May 2018 - Oct 2018
Pound Sterling	345,869	1.3804		$477,438	$478,173	August 2018
South African Rand	7,835,100	0.0785		$615,179	$614,208	October 2018

Purchase Contracts:
New Taiwan Dollar	989,546,698	29.0744	*	$34,034,978	$33,486,841	May 2018 - July 2018

* NT Dollars per U.S. Dollar

We are also exposed to foreign currency exchange risk related to our investment in net assets in foreign countries. To manage this risk, we have maintained a forward contract with a notional amount of €3.0 million. We designated this forward contract as a hedge of our net investment in Euro-denominated assets. We selected the forward method under FASB guidance related to the accounting for derivative instruments and hedging activities. The forward method requires all changes in the fair value of the contract to be reported as a cumulative translation adjustment in Accumulated other comprehensive loss, net of tax, in the same manner as the underlying hedged net assets. This forward contract matures in November 2018. As of April 30, 2018, we had $637,000 of realized gains and $39,000 of unrealized losses, net of tax, recorded as cumulative translation adjustments in Accumulated other comprehensive loss related to the hedging of our net investment in Euro-denominated assets. Forward contracts for the sale or purchase of foreign currencies as of April 30, 2018, which are designated as net investment hedges under this guidance were as follows:

	Notional Amount	Weighted Avg.	Contract Amount at Forward Rates in U.S. Dollars
Forward Contracts	in Foreign Currency	Forward Rate	Contract Date	April 30, 2018	Maturity Date
Sale Contracts:
Euro	3,000,000	1.2095	$3,628,500	$3,680,910	November 2018
29

Item 4. CONTROLS AND PROCEDURES

We conducted an evaluation under the supervision and with participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2018, pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of the evaluation date.

There were no changes in our internal control over financial reporting during the three months ended April 30, 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We did not repurchase any shares of our common stock in the second quarter of fiscal 2018.

Item 5. OTHER INFORMATION

During the period covered by this report, the Audit Committee of our Board of Directors engaged our independent registered public accounting firm to perform non-audit, tax planning services. This disclosure is made pursuant to Section 10A9(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002.

Item 6.	EXHIBITS

EXHIBIT INDEX

3.1	Amended and Restated Articles of Incorporation of the Registrant, incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 1997.

3.2	Amended and Restated By-Laws of the Registrant as amended through November 16, 2017, incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on November 17, 2017.

31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HURCO COMPANIES, INC.

By:	/s/ Sonja K. McClelland
Sonja K. McClelland
Executive Vice President, Secretary, Treasurer
& Chief Financial Officer

June 8, 2018

