Form 10-Q
period 2018-07-31
HURCO COMPANIES INC
filed 2018-09-07
CIK 315374

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended July 31, 2018 or

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to _________.

Commission File No. 0-9143

HURCO COMPANIES, INC.

(Exact name of registrant as specified in its charter)

Indiana	35-1150732
(State or other jurisdiction of	(I.R.S. Employer Identification Number)
incorporation or organization)

One Technology Way
Indianapolis, Indiana	46268
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code	(317) 293-5309

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days:  Yes ☒ No ☐.

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

The number of shares of the Registrant's common stock outstanding as of August 31, 2018 was 6,716,898.

HURCO COMPANIES, INC.

Form 10-Q Quarterly Report for Fiscal Quarter Ended July 31, 2018

PART I - FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

HURCO COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2018	2017	2018	2017
	(Unaudited)		(Unaudited)

Sales and service fees	$78,752	$60,770	$217,620	$167,736

Cost of sales and service	54,231	43,230	153,665	120,541

Gross profit	24,521	17,540	63,955	47,195

Selling, general and administrative expenses	15,160	12,395	41,446	35,276

Operating income	9,361	5,145	22,509	11,919

Interest expense	29	21	74	66

Interest income	78	14	108	32

Investment income	58	5	180	85

Other (income) expense, net	457	(98)	868	193

Income before taxes	9,011	5,241	21,855	11,777

Provision for income taxes	2,511	1,353	8,667	3,363

Net income	$6,500	$3,888	$13,188	$8,414

Income per common share

Basic	$0.96	$0.58	$1.95	$1.26
Diluted	$0.95	$0.58	$1.93	$1.25

Weighted average common shares outstanding

Basic	6,717	6,624	6,694	6,608
Diluted	6,788	6,695	6,774	6,674

Dividends paid per share	$0.11	$0.10	$0.32	$0.29

The accompanying notes are an integral part of the condensed consolidated financial statements.

HURCO COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2018	2017	2018	2017
	(Unaudited)		(Unaudited)

Net income	$6,500	$3,888	$13,188	$8,414

Other comprehensive income (loss):

Translation of foreign currency financial statements	(3,689)	3,263	(846)	5,419

(Gain) / loss on derivative instruments reclassified into operations, net of tax of $181, $(310), $245 and $(369), respectively	540	(562)	733	(670)

(Loss)/ gain on derivative instruments, net of tax of $125, $(842), $(151) and $(609), respectively	375	(1,531)	(451)	(1,107)

Total other comprehensive income (loss)	(2,774)	1,170	(564)	3,642

Comprehensive income	$3,726	$5,058	$12,624	$12,056

The accompanying notes are an integral part of the condensed consolidated financial statements.

HURCO COMPANIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	July 31,	October 31,
	2018	2017
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$77,011	$66,307
Accounts receivable, net	45,814	50,094
Inventories, net	135,931	119,948
Derivative assets	2,157	596
Prepaid assets	9,956	7,913
Other	2,153	1,557
Total current assets	273,022	246,415
Property and equipment:
Land	868	841
Building	7,352	7,352
Machinery and equipment	27,147	25,652
Leasehold improvements	3,815	3,503
	39,182	37,348
Less accumulated depreciation and amortization	(26,101)	(25,167)
Total property and equipment	13,081	12,181
Non-current assets:
Software development costs, less accumulated amortization	7,059	6,226
Goodwill	2,449	2,440
Intangible assets, net	988	1,076
Deferred income taxes	4,088	6,176
Investments and other assets, net	7,500	7,131
Total non-current assets	22,084	23,049
Total assets	$308,187	$281,645

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$58,957	$47,638
Accrued expenses and other	18,721	18,240
Accrued warranty expenses	2,277	1,772
Derivative liabilities	2,111	1,732
Short-term debt	1,468	1,507
Total current liabilities	83,534	70,889
Non-current liabilities:
Deferred income taxes	2,560	3,821
Accrued tax liability	2,445	133
Deferred credits and other	3,573	3,717
Total non-current liabilities	8,578	7,671

Shareholders’ equity:
Preferred stock: no par value per share; 1,000,000 shares authorized; no shares issued	—	—
Common stock: no par value; $.10 stated value per share; 12,500,000 shares authorized; 6,885,246 and 6,799,006 shares issued and 6,716,898 and 6,641,197 shares outstanding, as of July 31, 2018, and October 31, 2017, respectively	672	664
Additional paid-in capital	63,854	61,344
Retained earnings	160,303	149,267
Accumulated other comprehensive loss	(8,754)	(8,190)
Total shareholders’ equity	216,075	203,085
Total liabilities and shareholders’ equity	$308,187	$281,645

The accompanying notes are an integral part of the condensed consolidated financial statements.

HURCO COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2018	2017	2018	2017
	(Unaudited)		(Unaudited)
Cash flows from operating activities:
Net income	$6,500	$3,888	$13,188	$8,414
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Provision for doubtful accounts	23	7	114	(4)
Deferred income taxes	(160)	32	480	(515)
Equity in (income) loss of affiliates	(243)	(131)	(437)	(323)
Depreciation and amortization	937	936	2,848	2,718
Foreign currency (gain) loss	864	(2,745)	(185)	(1,381)
Unrealized (gain) loss on derivatives	(311)	2,050	180	1,523
Stock-based compensation	606	441	1,784	1,088
Taxes paid related to net settlement of restricted shares	—	—	545	473
Change in assets and liabilities:
(Increase) decrease in accounts receivable	(4,979)	(1,700)	4,060	11,274
(Increase) decrease in inventories	(4,515)	(5,017)	(17,440)	(4,624)
(Increase) decrease in prepaid expenses	(968)	324	(2,149)	551
Increase (decrease) in accounts payable	1,917	3,943	12,145	9,415
Increase (decrease) in accrued expenses	3,021	(35)	1,047	(4,669)
Increase (decrease) in accrued tax liability	(8)	(93)	2,312	129
Net change in deferred tax assets and liabilities	819	(1,346)	819	(1,140)
Net change in derivative assets and liabilities	(180)	1,051	(597)	1,418
Other	723	347	(1,211)	(185)
Net cash provided by (used for) operating activities	4,046	1,952	17,503	24,162

Cash flows from investing activities:
Purchase of property and equipment	(1,152)	(668)	(2,826)	(1,666)
Proceeds from sale of equipment	8	—	94	—
Software development costs	(526)	(593)	(1,748)	(1,701)
Net cash provided by (used for) investing activities	(1,670)	(1,261)	(4,480)	(3,367)

Cash flows from financing activities:
Dividends paid	(742)	(667)	(2,152)	(1,920)
Taxes paid related to net settlement of restricted shares	—	—	(545)	(473)
Proceeds from exercise of common stock options	180	—	734	269
Net cash provided by (used for) financing activities	(562)	(667)	(1,963)	(2,124)

Effect of exchange rate changes on cash	(1,179)	507	(356)	1,257

Net increase (decrease) in cash and cash equivalents	635	531	10,704	19,928

Cash and cash equivalents at beginning of period	76,376	60,614	66,307	41,217

Cash and cash equivalents at end of period	$77,011	$61,145	$77,011	$61,145

The accompanying notes are an integral part of the condensed consolidated financial statements.

HURCO COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

For the Nine Months Ended July 31, 2018 and 2017

(In thousands, except shares outstanding)

					Accumulated
	Common Stock		Additional		Other
	Shares Outstanding	Amount	Paid-in Capital	Retained Earnings	Comprehensive Income (Loss)	Total

Balances, October 31, 2016	6,573,103	$657	$59,119	$136,742	$(11,043)	$185,475

Net income	—	—	—	8,414	—	8,414

Other comprehensive income	—	—	—	—	3,642	3,642

Exercise of common stock options	12,164	1	268	—	—	269

Stock-based compensation	38,930	5	1,083	—	—	1,088

Dividends paid	—	—	—	(1,920)	—	(1,920)

Balances, July 31, 2017 (Unaudited)	6,624,197	$663	$60,470	$143,236	$(7,401)	$196,968

Balances, October 31, 2017	6,641,197	$664	$61,344	$149,267	$(8,190)	$203,085

Net income	—	—	—	13,188	—	13,188

Other comprehensive income (loss)	—	—	—	—	(564)	(564)

Exercise of common stock options	35,418	4	730	—	—	734

Stock-based compensation	40,283	4	1,780	—	—	1,784

Dividends paid	—	—	—	(2,152)	—	(2,152)

Balances, July 31, 2018 (Unaudited)	6,716,898	$672	$63,854	$160,303	$(8,754)	$216,075

The accompanying notes are an integral part of the condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	GENERAL

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

The condensed financial information as of July 31, 2018 and for the three and nine months ended July 31, 2018 and July 31, 2017 is unaudited. However, in our opinion, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary to present fairly our consolidated financial position, results of operations, changes in shareholders’ equity and cash flows for and at the end of the interim periods. We suggest that you read these condensed consolidated financial statements in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended October 31, 2017.

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

We had forward contracts outstanding as of July 31, 2018, denominated in Euros, Pounds Sterling and New Taiwan Dollars with set maturity dates ranging from August 2018 through July 2019. The contract amounts, expressed at forward rates in U.S. Dollars at July 31, 2018, were $35.8 million for Euros, $10.0 million for Pounds Sterling and $38.2 million for New Taiwan Dollars. At July 31, 2018, we had approximately $507,000 of losses, net of tax, related to cash flow hedges deferred in Accumulated other comprehensive loss. Included in this amount were $4,000 of unrealized losses, net of tax, related to cash flow hedge instruments that remain subject to currency fluctuation risk. The majority of these deferred losses will be recorded as an adjustment to Cost of sales and service in periods through July 2019, when the corresponding inventory that is the subject of the related hedge contracts is sold, as described above.

We are also exposed to foreign currency exchange risk related to our investment in net assets in foreign countries. To manage this risk, we entered into a forward contract with a notional amount of €3.0 million in November 2017. We designated this forward contract as a hedge of our net investment in Euro denominated assets. We selected the forward method under Financial Accounting Standards Board, or FASB, guidance related to the accounting for derivative instruments and hedging activities. The forward method requires all changes in the fair value of the contract to be reported as a cumulative translation adjustment in Accumulated other comprehensive loss, net of tax, in the same manner as the underlying hedged net assets. This forward contract matures in November 2018. As of July 31, 2018, we had $632,000 of realized gains and $69,000 of unrealized gains, net of tax, recorded as cumulative translation adjustments in Accumulated other comprehensive loss related to this forward contract.

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

We had forward contracts outstanding as of July 31, 2018, denominated in Euros, Pounds Sterling, South African Rand, and New Taiwan Dollar with set maturity dates ranging from August 2018 through October 2018. The contract amounts, expressed at forward rates in U.S. Dollars at July 31, 2018 totaled $50.8 million.

Fair Value of Derivative Instruments

We recognize the fair value of derivative instruments as assets and liabilities on a gross basis on our Condensed Consolidated Balance Sheets. As of July 31, 2018, and October 31, 2017, all derivative instruments were recorded at fair value on our Consolidated Balance Sheets as follows (in thousands):

	July 31, 2018		October 31, 2017
	Balance Sheet	Fair	Balance Sheet	Fair
Derivatives	Location	Value	Location	Value
Designated as Hedging Instruments:
Foreign exchange forward contracts	Derivative assets	$1,689	Derivative assets	$305
Foreign exchange forward contracts	Derivative liabilities	$1,603	Derivative liabilities	$1,508
Not Designated as Hedging Instruments:
Foreign exchange forward contracts	Derivative assets	$468	Derivative assets	$291
Foreign exchange forward contracts	Derivative liabilities	$508	Derivative liabilities	$224

Effect of Derivative Instruments on the Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Changes in Shareholders’ Equity and Condensed Consolidated Statements of Income

Derivative instruments had the following effects on our Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Changes in Shareholders’ Equity and Condensed Consolidated Statements of Income, net of tax, during the three months ended July 31, 2018 and 2017 (in thousands):

Derivatives	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Loss)		Location of Gain (Loss) Reclassified from Other Comprehensive Income (Loss)	Amount of Gain (Loss) Reclassified from Other Comprehensive Income (Loss)
	Three Months Ended July 31,			Three Months Ended July 31,
	2018	2017		2018	2017
Designated as Hedging Instruments:
(Effective portion)

Foreign exchange forward contracts – Intercompany sales/purchases	$375	$(1,531)	Cost of sales and service	$(540)	$562

Foreign exchange forward contract – Net investment	$144	$(172)

We did not recognize any gains or losses as a result of hedges deemed ineffective for the three months ended July 31, 2018. We recognized losses of $58,000 for the three months ended July 31, 2017, as a result of hedges deemed ineffective for financial reporting purposes and did not qualify as cash flow hedges.

We recognized the following gains and losses in our Condensed Consolidated Statements of Income during the three months ended July 31, 2018 and 2017 on derivative instruments not designated as hedging instruments (in thousands):

Derivatives	Location of Gain (Loss) Recognized in Operations	Amount of Gain (Loss) Recognized in Operations
		Three Months Ended July 31,
		2018	2017
Not Designated as Hedging Instruments:
Foreign exchange forward contracts	Other (income) expense, net	$(4)	$(2,402)

The following table presents the changes in the components of Accumulated other comprehensive loss, net of tax, for the three months ended July 31, 2018 (in thousands):

	Foreign Currency	Cash Flow
	Translation	Hedges	Total
Balance, April 30, 2018	$(4,566)	$(1,414)	$(5,980)
Other comprehensive income (loss) before reclassifications	(3,689)	375	(3,314)
Reclassifications	—	540	540
Balance, July 31, 2018	$(8,255)	$(499)	$(8,754)

Derivative instruments had the following effects on our Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Changes in Shareholders’ Equity and Condensed Consolidated Statements of Income, net of tax, during the nine months ended July 31, 2018 and 2017 (in thousands):

Derivatives	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Loss)		Location of Gain (Loss) Reclassified from Other Comprehensive Income (Loss)	Amount of Gain (Loss) Reclassified from Other Comprehensive Income (Loss)
	Nine Months Ended July 31,			Nine Months Ended July 31,
	2018	2017		2018	2017
Designated as Hedging Instruments:
(Effective portion)

Foreign exchange forward contracts – Intercompany sales/purchases	$(451)	$(1,107)	Cost of sales and service	$(733)	$670

Foreign exchange forward contract – Net investment	$41	$(142)

We did not recognize any gains or losses as a result of hedges deemed ineffective for the nine months ended July 31, 2018. We recognized gains of $110,000 for the nine months ended July 31, 2017, as a result of hedges deemed ineffective for financial reporting purposes and did not qualify as cash flow hedges.

We recognized the following gains and losses in our Condensed Consolidated Statements of Income during the nine months ended July 31, 2018 and 2017 on derivative instruments not designated as hedging instruments (in thousands):

Derivatives	Location of Gain (Loss) Recognized in Operations	Amount of Gain (Loss) Recognized in Operations
		Nine Months Ended July 31,
		2018	2017
Not designated as hedging instruments:
Foreign exchange forward contracts	Other (income) expense, net	$(1,272)	$(1,447)

The following table presents the changes in the components of Accumulated other comprehensive loss, net of tax, for the nine months ended July 31, 2018 (in thousands):

	Foreign Currency	Cash Flow
	Translation	Hedges	Total
Balance, October 31, 2017	$(7,409)	$(781)	$(8,190)
Other comprehensive income (loss) before reclassifications	(846)	(451)	(1,297)
Reclassifications	—	733	733
Balance, July 31, 2018	$(8,255)	$(499)	$(8,754)

3.	EQUITY INCENTIVE PLAN

In March 2016, we adopted the Hurco Companies, Inc. 2016 Equity Incentive Plan (the “2016 Equity Plan”), which allows us to grant awards of stock options, stock appreciation rights, (“SARs”), restricted stock, stock units and other stock-based awards. The 2016 Equity Plan replaced the Hurco Companies, Inc. 2008 Equity Incentive Plan (the “2008 Plan”) and is the only active plan under which equity awards may be made by us to our employees and non-employee directors. No further awards will be made under our 2008 Plan. The total number of shares of our common stock that may be issued pursuant to awards under the 2016 Equity Plan is 856,048, which includes 386,048 shares remaining available for future grants under the 2008 Plan as of March 10, 2016, the date our shareholders approved the 2016 Equity Plan.

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

A summary of stock option activity for the nine-month period ended July 31, 2018, is as follows:

	Stock Options	Weighted Average Exercise Price
Outstanding at October 31, 2017	78,725	$20.97
Options granted	—	—
Options exercised	(35,418)	20.71
Options cancelled	—	—
Outstanding at July 31, 2018	43,307	$21.18

Summarized information about outstanding stock options as of July 31, 2018, that have already vested and are currently exercisable, are as follows:

Options Already Vested and Currently Exercisable
Number of outstanding options	43,307
Weighted average remaining contractual life (years)	3.27
Weighted average exercise price per share	$21.18
Intrinsic value of outstanding options	$1,001,000

The intrinsic value of an outstanding stock option is calculated as the difference between the stock price as of July 31, 2018 and the exercise price of the option.

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

A reconciliation of the Company’s restricted stock, performance share and PSU activity and related information for the nine-month period ended July 31, 2018 is as follows:

	Number of Shares or Units	Weighted Average Grant Date Fair Value
Unvested at October 31, 2017	157,809	$32.05
Shares or units granted	68,913	43.76
Shares or units vested	(40,283)	30.20
Shares or units cancelled	(6,385)	33.67
Shares withheld	(11,706)	32.19
Unvested at July 31, 2018	168,348	$37.22

During the nine months of fiscal 2018 and 2017, we recorded $1.8 million and $1.1 million, respectively, as stock-based compensation expense related to grants under our equity plans. As of July 31, 2018, there was an estimated $3.5 million of total unrecognized stock-based compensation cost that we expect to recognize by the end of the first quarter of fiscal 2021.

4.	EARNINGS PER SHARE

Per share results have been computed based on the average number of common shares outstanding over the period in question. The computation of basic and diluted net income per share is determined using net income applicable to common shareholders as the numerator and the number of shares outstanding as the denominator as follows (in thousands, except per share amounts):

	Three Months Ended				Nine Months Ended
	July 31,				July 31,
	2018		2017		2018		2017
	Basic	Diluted	Basic	Diluted	Basic	Diluted	Basic	Diluted
Net income	$6,500	$6,500	$3,888	$3,888	$13,188	$13,188	$8,414	$8,414
Undistributed earnings allocated to participating shares	(40)	(40)	(26)	(26)	(81)	(81)	(56)	(56)
Net income applicable to common shareholders	$6,460	$6,460	$3,862	$3,862	$13,107	$13,107	$8,358	$8,358

Weighted average shares outstanding	6,717	6,717	6,624	6,624	6,694	6,694	6,608	6,608
Stock options and contingently issuable shares	—	71	—	71	—	80	—	66
	6,717	6,788	6,624	6,695	6,694	6,774	6,608	6,674

Income per share	$0.96	$0.95	$0.58	$0.58	$1.95	$1.93	$1.26	$1.25

5.	ACCOUNTS RECEIVABLE

Accounts receivable are net of allowances for doubtful accounts of $753,000 as of July 31, 2018 and $639,000 as of October 31, 2017.

6.	INVENTORIES

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

Inventories, priced at the lower of cost (first-in, first-out method) or net realizable value, are summarized below (in thousands):

	July 31, 2018	October 31, 2017
Purchased parts and sub-assemblies	$41,399	$33,045
Work-in-process	23,456	20,008
Finished goods	71,076	66,895
	$135,931	$119,948

7.	SEGMENT INFORMATION

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

From time to time, our subsidiaries guarantee third party payment obligations in connection with the sale of machines to customers that use financing. We follow FASB guidance for accounting for guarantees (codified in Accounting Standards Codification (“ASC”) 460). As of July 31, 2018, we had 23 outstanding third party payment guarantees totaling approximately $0.6 million. The terms of these guarantees are consistent with the underlying customer financing terms. Upon shipment of a machine, the customer assumes the risk of ownership. The customer does not obtain title, however, until the customer has paid for the machine. A retention of title clause allows us to recover the machine if the customer defaults on the financing. We accrue liabilities under these guarantees at fair value, which amounts are insignificant.

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

	Nine Months Ended July 31,
	2018	2017
Balance, beginning of period	$1,772	$1,523
Provision for warranties during the period	3,064	2,442
Charges to the reserve	(2,531)	(2,317)
Impact of foreign currency translation	(28)	53
Balance, end of period	$2,277	$1,701

The year-over-year increase in our warranty reserve was primarily due to an increase in the number of machines under warranty resulting from increased sales volume.

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

On February 16, 2017, we amended our credit facility in China to decrease the credit facility from 40.0 million Chinese Yuan to 20.0 million Chinese Yuan (approximately $2.9 million). On February 14, 2018, we renewed this facility with an expiration date of February 13, 2019. We had $1.5 million of borrowings under our China credit facility at each of July 31, 2018 and October 31, 2017, respectively, which bears interest at variable rates of 4.4% annually at each of the respective dates. We also have a £1.0 million revolving credit facility in the United Kingdom and a €1.5 million revolving credit facility in Germany. We had no other debt or borrowings under any of our other credit facilities at either of those dates.

All of our credit facilities are unsecured. At July 31, 2018, we had unutilized credit facilities of $19.5 million.

10.	INCOME TAXES

In December 2017, the Tax Cuts and Jobs Act (the “Tax Reform Act”) was enacted. The Tax Reform Act, among other things, lowered the U.S. corporate tax rate from 35% to 21%, implemented a territorial tax system from a worldwide system and imposed a tax on deemed repatriation of earnings of foreign subsidiaries, all of which were effective for our first quarter of fiscal 2018.  Other provisions of the Tax Reform Act, such as elimination of domestic production deductions and limitation on other business deductions, will be effective for us beginning in fiscal 2019. We recognized the income tax effects of the Tax Reform Act in our 2018 financial statements in accordance with Staff Accounting Bulletin No. 118, which provides Securities and Exchange Commission (“SEC”) staff guidance for the application of ASC Topic 740, Income Taxes, in the reporting period in which the Tax Reform Act was signed into law. As such, our financial results reflect the income tax effects of the Tax Reform Act for which the accounting under ASC Topic 740 is complete and provisional amounts for those specific income tax effects of the Tax Reform Act for which the accounting under ASC Topic 740 is incomplete, but a reasonable estimate could be determined.

We recorded income tax expense during the first nine months of fiscal 2018 of $8.7 million compared to $3.4 million for the same period in fiscal 2017. Our effective tax rate for the first nine months of fiscal 2018 was 40% compared to 29% for the same period in fiscal 2017. The effective tax rate for the nine months ended July 31, 2018 is a blended rate reflecting the estimated benefit of approximately seven months of the federal tax rate reductions for fiscal 2018, a one-time provisional charge of $2.5 million related to the transition tax on deemed repatriation of accumulated foreign income and a one-time non-cash tax charge of $0.4 million related to the revaluation of net deferred tax assets.

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

Both of these tax adjustments represent provisional amounts based upon our current interpretation of the Tax Reform Act and may change as we receive additional clarification and implementation guidance. We will continue to analyze the effects of the Tax Reform Act on our financial statements and operations. Any additional impacts from the enactment of the Tax Reform Act will be recorded as they are identified during the remainder of the measurement period as provided for in accordance with Staff Accounting Bulletin No. 118. During the third quarter of fiscal 2018, we did not record any additional amounts, or make any changes to provisional amounts previously recorded, related to the Tax Reform Act.

Our unrecognized tax benefits were $0.1 million as of July 31, 2018 and $1.1 million as of October 31, 2017. The decrease in the unrecognized tax benefits was the result of the expiration of related statutes of limitations.

We recognize accrued interest and penalties related to unrecognized tax benefits as components of income tax expense.   As of July 31, 2018, the gross amount of interest accrued, reported in Accrued expenses and other, was approximately $12,000, which did not include the federal tax benefit of interest deductions.

We file U.S. federal and state income tax returns, as well as tax returns in several foreign jurisdictions.  The statutes of limitations outstanding as of July 31, 2018 with respect to unrecognized tax benefits will expire between July 2019 and July 2020.

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

In accordance with this guidance, the following table represents the fair value hierarchy for our financial assets and liabilities measured at fair value as of July 31, 2018 and October 31, 2017 (in thousands):

	Assets		Liabilities
	July 31, 2018	October 31, 2017	July 31, 2018	October 31, 2017
Level 1
Deferred Compensation	$1,728	$1,638	$-	$-

Level 2
Derivatives	$2,157	$596	$2,111	$1,732

Included in Level 1 assets are mutual fund investments under a nonqualified deferred compensation plan. We estimate the fair value of these investments on a recurring basis using market prices that are readily available.

Included in Level 2 fair value measurements are derivative assets and liabilities related to gains and losses on foreign currency forward exchange contracts entered into with a third party. We estimate the fair value of these derivatives on a recurring basis using foreign currency exchange rates obtained from active markets. Derivative instruments are reported in the accompanying condensed consolidated financial statements at fair value. We have derivative financial instruments in the form of foreign currency forward exchange contracts as described in Note 2 of Notes to the Condensed Consolidated Financial Statements. The U.S. Dollar equivalent notional amounts of these contracts was $142.3 million and $134.3 million at July 31, 2018 and October 31, 2017, respectively.

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

New Accounting Pronouncements:

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), establishing a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. This standard provides a five-step analysis in determining when and how revenue is recognized. The new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services and will supersede most of the existing revenue recognition guidance, including industry-specific guidance. We have the option of applying this new standard retrospectively to each prior period presented (“full retrospective approach”) or retrospectively with the cumulative effect recognized in retained earnings as of the date of adoption (“modified retrospective approach”). Between August 2015 and December 2016, the FASB issued five additional updates to Topic 606: 1) ASU No. 2015-14, Deferral of the Effective Date, 2) ASU No. 2016-08, Principal versus Agent Considerations (Reporting Revenue Gross versus Net), 3) ASU No. 2016-10, Identifying Performance Obligations and Licensing, 4) ASU No. 2016-12, Narrow-Scope Improvements and Practical Expedients and 5) ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, in each case to provide further guidance and clarification in accounting for revenue arising from contracts with customers. Topic 606 and these updates will be effective for our fiscal year 2019, including interim periods within the fiscal year. In the second quarter of fiscal 2018, we decided to elect the modified retrospective approach upon adoption, and we expect this standard will have an overall immaterial impact on our consolidated financial results. We have identified and are in the process of implementing and testing changes in policy, processes, systems and internal controls related to the adoption of this new accounting standard. In connection with its adoption, we will compute required transition adjustments and expand our consolidated financial statement disclosures related to our implementation of this new accounting standard in the fourth fiscal quarter of 2018.

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

The market for machine tools is international in scope. We have both significant foreign sales and significant foreign manufacturing operations. During the nine months of fiscal 2018, approximately 55% of our revenues were attributable to customers in Europe, where we typically sell more of our higher-performance, higher-priced VMX series machines. Additionally, approximately 16% of our revenues were attributable to customers in Asia, where we generally sell more of our entry-level, lower-priced machines, and where we also encounter greater price pressures.

We have three brands of CNC machine tools in our product portfolio: Hurco is the premium brand focused on sophisticated technology; Milltronics is the entry-level brand with a simplified control and straight-forward feature sets; and Takumi is an industry-standard brand with machines that are equipped with industry standard controls instead of the proprietary controls found on Hurco and Milltronics machines. Typically, manufacturing facilities that use industry standard controls focus on medium to high production, wherein they run large batches of a few types of parts instead of small batches of many different types of parts. The Hurco, Milltronics and Takumi product lines represent a comprehensive product portfolio of more than 150 different models. In addition, through our wholly–owned subsidiary LCM Precision Technology S.r.l. (“LCM”), we produce machine tool components and accessories.

We sell our products through more than 190 independent agents and distributors throughout the North and South America (the “Americas”), Europe and Asia. Although some distributors carry competitive products, we are the primary line for the majority of our distributors globally. We also have our own direct sales and service organizations in China, France, Germany, India, Italy, Poland, Singapore, South Africa, Taiwan, the United Kingdom and certain parts of the United States, which are among the world’s principal machine tool consuming markets. The vast majority of our machine tools are manufactured to our specifications primarily by our wholly-owned subsidiary in Taiwan, Hurco Manufacturing Ltd. (“HML”). Machine castings and components to support HML’s production are manufactured at our wholly-owned subsidiary in Ningbo, China, Ningbo Machine Tool Co., Ltd. Components to support our SRT line of five-axis machining centers, such as the direct drive spindle, swivel head and rotary table, are manufactured by LCM in Italy.

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

RESULTS OF OPERATIONS

Three Months Ended July 31, 2018 Compared to Three Months Ended July 31, 2017

Sales and Service Fees. Sales and service fees for the third quarter of fiscal 2018 were $78.8 million, an increase of $18.0 million, or 30%, compared to the corresponding prior year period and included a favorable currency impact of $1.8 million, or 3%, when translating foreign sales to U.S. dollars for financial reporting purposes.

Sales and Service Fees by Geographic Region

The following table sets forth net sales and service fees by geographic region for the third quarter of fiscal 2018 and 2017 (dollars in thousands):

	Three Months Ended July 31,				Change
	2018		2017		Amount	%
Americas	$19,478	25%	$17,184	28%	$2,294	13%
Europe	44,146	56%	33,813	56%	10,333	31%
Asia Pacific	15,128	19%	9,773	16%	5,355	55%
Total	$78,752	100%	$60,770	100%	$17,982	30%

Sales in the Americas for the third quarter of fiscal 2018 increased by 13%, compared to the corresponding period in fiscal 2017, due primarily to improved U.S. market conditions and demand from U.S. customers for the Hurco and Milltronics product lines. The increase in sales was mainly attributable to an increased sales volume of vertical milling and lathe machines from the Hurco, Milltronics and Takumi product lines. European sales for the third quarter of fiscal 2018 increased by 31%, compared to the corresponding period in fiscal 2017, and included a favorable currency impact of 4%, when translating foreign sales to U.S. dollars for financial reporting purposes. The increase in European sales for the third quarter of fiscal 2018 resulted mainly from increased customer demand for Hurco vertical milling and lathe machines in Germany, the United Kingdom and France. Asian Pacific sales for the third quarter of fiscal 2018 increased by 55%, compared to the corresponding period in fiscal 2017, and included a favorable currency impact of 3%, when translating foreign sales to U.S. dollars for financial reporting purposes. The increase in Asian Pacific sales for the third quarter of fiscal 2018 was primarily attributable to increased customer demand for Hurco and Takumi vertical milling and lathe machines in China and India.

Sales and Service Fees by Product Category

The following table sets forth net sales and service fees by product category for the third quarter of fiscal 2018 and 2017 (dollars in thousands):

	Three Months Ended July 31,				Change
	2018		2017		Amount	%
Computerized Machine Tools	$68,805	87%	$52,244	86%	$16,561	32%
Computer Control Systems and Software †	708	1%	549	1%	159	29%
Service Parts	7,090	9%	5,930	10%	1,160	20%
Service Fees	2,149	3%	2,047	3%	102	5%
Total	$78,752	100%	$60,770	100%	$17,982	30%

† Amounts shown do not include computer control systems and software sold as an integrated component of computerized machine systems.

The year-over-year increase in sales of computerized machine tools and computer control systems and software for the third quarter of fiscal 2018, exclusive of a 3% favorable currency impact, was driven primarily by an increase in the volume of sales of vertical milling machines from all product lines and across all of our three geographic regions. Sales of service parts increased in the third quarter of fiscal 2018, compared to the corresponding prior year period, due primarily to an increase in aftermarket sales in the Americas and France. Service fees increased slightly in the third quarter of fiscal 2018, compared to the corresponding prior year period, due primarily to increased demand for aftermarket service in the United Kingdom and the Americas.

Orders. Orders for the third quarter of fiscal 2018 were $76.0 million, an increase of $13.4 million, or 21%, compared to the corresponding period in fiscal 2017, and included a favorable currency impact of $2.0 million, or 3%, when translating foreign orders to U.S. dollars.

The following table sets forth new orders booked by geographic region for the third quarter of fiscal 2018 and 2017 (dollars in thousands):

	Three Months Ended July 31,				Change
	2018		2017		Amount	%
Americas	$21,522	28%	$19,728	32%	$1,794	9%
Europe	44,635	59%	35,821	57%	8,814	25%
Asia Pacific	9,834	13%	6,996	11%	2,838	41%
Total	$75,991	100%	$62,545	100%	$13,446	21%

Orders in the Americas for the third quarter of fiscal 2018 increased by 9%, compared to the corresponding period in fiscal 2017. The increase was largely attributable to increased customer demand for Hurco and Takumi vertical milling machines. European orders for the third quarter of fiscal 2018 increased by 25%, compared to the corresponding prior year period, and included a favorable currency impact of 5%, when translating foreign orders to U.S. dollars. This increase in orders resulted mainly from increased customer demand for Hurco vertical milling and lathe machines in Germany, France and the United Kingdom, as well as increased customer demand for machine tool components and accessories manufactured by our wholly-owned subsidiary, LCM. Asian Pacific orders for the third quarter of fiscal 2018 increased by 41%, compared to the corresponding prior year period, and included a slight unfavorable currency impact of less than 1%, when translating foreign orders to U.S. dollars. This increase in Asian Pacific orders was due primarily to increased customer demand for Hurco vertical milling machines in India and Southeast Asia, as well as increased customer demand for Takumi vertical milling machines in China.

Gross Profit. Gross profit for the third quarter of fiscal 2018 was $24.5 million, or 31% of sales, compared to $17.5 million, or 29% of sales, for the corresponding prior year period. The year-over-year increase in gross profit as a percentage of sales reflected the increased volume of sales of Hurco machines, particularly in Europe, and the favorable impact of foreign currency translation compared to the corresponding prior year period.

Operating Expenses. Selling, general and administrative expenses for the third quarter of fiscal 2018 were $15.2 million, or 19% of sales, compared to $12.4 million, or 20% of sales, in the corresponding period in fiscal 2017. The year-over-year increase in selling, general and administrative expenses for the third quarter of fiscal 2018 was driven by an unfavorable currency impact of $0.1 million, when translating foreign expenses to U.S. dollars for financial reporting purposes, as well as increased expenses for global marketing and employee incentive compensation.

Operating Income. Operating income for the third quarter of fiscal 2018 was $9.4 million compared to $5.1 million for the corresponding period in fiscal 2017. The increase in operating income year-over-year was driven primarily by increased volume of sales of Hurco machines, particularly in Europe, and the favorable impact of foreign currency translation compared to the corresponding prior year period.

Other (Income) Expense, Net. Other (income) expense, net in the third quarter of fiscal 2018 decreased by $0.6 million from the corresponding period in fiscal 2017 due primarily to net realized and unrealized losses from foreign currency fluctuations on payables and receivables, net of foreign currency forward exchange contracts.

Income Taxes. We recorded income tax expense during the third quarter of fiscal 2018 of $2.5 million compared to $1.4 million for the corresponding period in fiscal 2017. Our effective tax rate for the third quarter of fiscal 2018 was 28%, compared to 26% in the corresponding prior year period. The year-over-year increase in the effective tax rate for the third quarter principally resulted from a shift in geographic mix of income and loss among tax jurisdictions.

Nine Months Ended July 31, 2018 Compared to Nine Months Ended July 31, 2017

Sales and Service Fees. Sales and service fees for the nine months of fiscal 2018 were $217.6 million, an increase of $49.9 million, or 30%, compared to the corresponding period in fiscal 2017, and included a favorable currency impact of $11.1 million, or 7%, when translating foreign sales to U.S. dollars for financial reporting purposes.

Sales and Service Fees by Geographic Region

The following table sets forth net sales and service fees by geographic region for the nine months of fiscal 2018 and 2017 (dollars in thousands):

	Nine Months Ended July 31,				Change
	2018		2017		Amount	%
Americas	$62,161	29%	$51,943	31%	$10,218	20%
Europe	120,710	55%	90,957	54%	29,753	33%
Asia Pacific	34,749	16%	24,836	15%	9,913	40%
Total	$217,620	100%	$167,736	100%	$49,884	30%

Sales in the Americas for the nine months of fiscal 2018 increased by 20%, compared to the corresponding period in fiscal 2017, due primarily to improved U.S. market conditions and demand from U.S. customers for the Hurco and Milltronics product lines. The increase in sales was mainly attributable to an increased sales volume of vertical milling and lathe machines from the Hurco, Milltronics and Takumi product lines. European sales for the nine months of fiscal 2018 increased by 33%, compared to the corresponding period in fiscal 2017, and included a favorable currency impact of 11%, when translating foreign sales to U.S. dollars for financial reporting purposes. The increase in European sales for the nine months of fiscal 2018 was primarily due to increased customer demand for Hurco vertical milling and lathe machines in Germany, the United Kingdom and Italy. Asian Pacific sales for the nine months of fiscal 2018 increased by 40%, compared to the corresponding period in fiscal 2017, and included a favorable currency impact of 6%, when translating foreign sales to U.S. dollars for financial reporting purposes. The increase in Asian Pacific sales for the nine months of fiscal 2018 was primarily attributable to increased customer demand for Hurco and Takumi vertical milling and lathe machines in China and India.

Sales and Service Fees by Product Category

The following table sets forth net sales and service fees by product category for the nine months of fiscal 2018 and 2017 (in thousands):

	Nine Months Ended July 31,				Change
	2018		2017		Amount	%
Computerized Machine Tools	$189,348	87%	$142,771	85%	$46,577	33%
Computer Control Systems and Software †	1,947	1%	1,685	1%	262	16%
Service Parts	20,005	9%	17,583	11%	2,422	14%
Service Fees	6,320	3%	5,697	3%	623	11%
Total	$217,620	100%	$167,736	100%	$49,884	30%

† Amounts shown do not include computer control systems and software sold as an integrated component of computerized machine systems.

Exclusive of a 7% favorable currency impact, the year-over-year increase in sales of computerized machine tools, computer control systems and software, service parts and service fees for the nine months of fiscal 2018 was driven primarily by increased demand of vertical milling and lathe machines, aftermarket sales and service from all product lines and across all of our three geographic regions.

Orders. Orders for the nine months of fiscal 2018 were $232.8 million, an increase of $45.9 million, or 25%, compared to the corresponding period in fiscal 2017, and included a favorable currency impact of $12.3 million, or 7%, when translating foreign orders to U.S. dollars.

The following table sets forth new orders booked by geographic region for the nine months of fiscal 2018 and 2017 (dollars in thousands):

	Nine Months Ended July 31,				Change
	2018		2017		Amount	%
Americas	$62,905	27%	$58,544	31%	$4,361	7%
Europe	134,945	58%	100,741	54%	34,204	34%
Asia Pacific	34,972	15%	27,644	15%	7,328	27%
Total	$232,822	100%	$186,929	100%	$45,893	25%

Orders in the Americas for the nine months of fiscal 2018 increased by 7%, compared to the corresponding period in fiscal 2017. The increase was largely attributable to increased customer demand for Hurco and Takumi vertical milling machines. For the nine months of fiscal 2018, European orders increased by 34%, compared to the corresponding prior year period, and included a favorable currency impact of 11%, when translating foreign orders to U.S. dollars. The year-over-year increase in European orders in the nine months ended July 31, 2018 was driven predominantly by increased customer demand for Hurco vertical milling and lathe machines in Germany, France, Italy and the United Kingdom, and increased demand for LCM machine tool components and accessories. Asian Pacific orders for the nine months of fiscal 2018 increased by 27%, compared to the corresponding prior year period, and included a favorable currency impact of 5%, when translating foreign orders to U.S. dollars. The year-over-year increase in orders was mostly due to increased customer demand for Hurco vertical milling machines in China, India and Southeast Asia, partially offset by a reduction in customer demand for Takumi vertical milling machines in China.

Gross Profit. Gross profit for the nine months of fiscal 2018 was $64.0 million, or 29% of sales, compared to $47.2 million, or 28% of sales, for the corresponding prior year period. The year-over-year increase in gross profit as a percentage of sales reflected the increased volume of sales of Hurco machines, particularly in Europe, and the favorable impact of foreign currency translation compared to the corresponding prior year period.

Operating Expenses. Selling, general and administrative expenses for the nine months of fiscal 2018 were $41.4 million, or 19% of sales, compared to $35.3 million, or 21% of sales, in the corresponding period in fiscal 2017.  The year-over-year increase in selling, general and administrative expenses for the nine months of fiscal 2018 was driven by an unfavorable currency impact of $1.5 million, when translating foreign expenses to U.S. dollars for financial reporting purposes, as well as increased expenses for global marketing and employee incentive compensation.

Operating Income. Operating income for the nine months of fiscal 2018 was $22.5 million compared to $11.9 million for the corresponding period in fiscal 2017. The increase in operating income year-over-year was driven primarily by increased volume of sales of Hurco machines, particularly in Europe, and the favorable impact of foreign currency translation compared to the corresponding prior year period.

Other (Income) Expense, Net. Other (income) expense, net in the nine months of fiscal 2018 decreased by $0.7 million from the corresponding period in fiscal 2017 due primarily to net realized and unrealized losses from foreign currency fluctuations on payables and receivables, net of foreign currency forward exchange contracts.

Income Taxes. We recorded income tax expense during the nine months of fiscal 2018 of $8.7 million compared to $3.4 million for the corresponding period in fiscal 2017. Our effective tax rate for the nine months of fiscal 2018 was 40%, compared to 29% in the corresponding prior year period. The year-over-year increase in the effective tax rate for the nine months of fiscal 2018 was primarily attributable to one-time charges of $2.9 million related to the Tax Reform that was enacted on December 22, 2017. The impact of these one-time charges increased the effective tax rate by approximately 39% for the first quarter of fiscal 2018.  Excluding the impact of these charges, earnings per diluted share would have been $0.43 higher than the earnings per diluted share we reported for the nine months of fiscal 2018.

LIQUIDITY AND CAPITAL RESOURCES

At July 31, 2018, we had cash and cash equivalents of $77.0 million, compared to $66.3 million at October 31, 2017. Approximately 64% of the $77.0 million of cash and cash equivalents is denominated in U.S. Dollars. The balance is attributable to our foreign operations, is held in the local currencies of our various foreign entities and is subject to fluctuations in currency exchange rates. We do not believe that the indefinite reinvestment of these funds offshore impairs our ability to meet our domestic working capital needs.

Working capital was $189.5 million at July 31, 2018, compared to $175.5 million at October 31, 2017. The increase in working capital was mostly driven by an increase in cash and inventories, partially offset by a reduction in accounts receivable and an increase in accounts payable.

Capital expenditures of $4.6 million during the nine months of fiscal 2018 were primarily for capital improvements in existing facilities and software development costs. We funded these expenditures with cash on hand.

At July 31, 2018, we had $1.5 million of borrowings outstanding under our China credit facility. We had no other debt or borrowings under any of our other credit facilities. At July 31, 2018, we had an aggregate of $19.5 million available for borrowing under our credit facilities and were in compliance with all covenants relating thereto.

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

CRITICAL ACCOUNTING POLICIES

Our accounting policies, which are described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2017, require management to make significant estimates and assumptions using information available at the time the estimates are made. These estimates and assumptions significantly affect various reported amounts of assets, liabilities, revenues, and expenses. If our future experience differs materially from these estimates and assumptions, our results of operations and financial condition would be affected. There were no material changes to our critical accounting policies during the nine months of fiscal 2018.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

There have been no material changes related to our contractual obligations and commitments from the information provided in our Annual Report on Form 10-K for the fiscal year ended October 31, 2017.

OFF BALANCE SHEET ARRANGEMENTS

From time to time, our subsidiaries guarantee third party payment obligations in connection with the sale of machines to customers that use financing. We follow FASB guidance for accounting for guarantees (codified in ASC 460). As of July 31, 2018, we had 23 outstanding third party payment guarantees totaling approximately $0.6 million. The terms of these guarantees are consistent with the underlying customer financing terms. Upon shipment of a machine, the customer assumes the risk of ownership. The customer does not obtain title, however, until the customer has paid for the machine. A retention of title clause allows us to recover the machine if the customer defaults on the financing. We accrue liabilities under these guarantees at fair value, which amounts are insignificant.

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

Interest Rate Risk

Interest on borrowings on our credit facilities are variable and tied to prevailing domestic and foreign interest rates. At July 31, 2018, we had $1.5 million of borrowings outstanding under our China credit facility. We had no other debt or borrowings under any of our other credit facilities.

Foreign Currency Exchange Risk

In the nine months of fiscal 2018, we derived approximately 71% of our revenues from customers located outside of the Americas. All of our computerized machine tools and computer control systems, as well as certain proprietary service parts, are sourced by our U.S.-based engineering and manufacturing division and re-invoiced to our foreign sales and service subsidiaries, primarily in their functional currencies.

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

Forward contracts for the sale or purchase of foreign currencies as of July 31, 2018, which are designated as cash flow hedges under FASB guidance related to accounting for derivative instruments and hedging activities, were as follows:

	Notional Amount	Weighted Average		Contract Amount at Forward Rates in U.S. Dollars
Forward Contracts	in Foreign Currency	Forward Rate		Contract Date	July 31, 2018	Maturity Dates

Sale Contracts:
Euro	30,200,000	1.2241		36,967,303	35,770,633	Aug 2018 – Jul 2019
Pound Sterling	7,575,000	1.3729		10,399,718	10,010,938	Aug 2018 – Jul 2019

Purchase Contracts:
New Taiwan Dollar	1,154,000,000	29.010	*	39,778,997	38,187,333	Aug 2018 – Jul 2019

*New Taiwan Dollars per U.S. Dollar

Forward contracts for the sale or purchase of foreign currencies as of July 31, 2018, which were entered into to protect against the effects of foreign currency fluctuations on receivables and payables denominated in foreign currencies and are not designated as hedges under FASB guidance, were as follows:

	Notional Amount	Weighted Average		Contract Amount at Forward Rates in U.S. Dollars
Forward Contracts	in Foreign Currency	Forward Rate		Contract Date	July 31, 2018	Maturity Dates

Sale Contracts:
Euro	18,387,020	1.1936		21,946,418	21,620,510	Aug 2018 – Oct 2018
Pound Sterling	138,120	1.3106		181,020	181,509	Aug 2018
South African Rand	7,349,100	0.0786		577,546	554,923	Oct 2018

Purchase Contracts:
New Taiwan Dollar	865,373,424	29.991	*	28,854,818	28,395,065	Aug 2018 – Oct 2018

* New Taiwan Dollars per U.S. Dollar

We are also exposed to foreign currency exchange risk related to our investment in net assets in foreign countries. To manage this risk, we have maintained a forward contract with a notional amount of €3.0 million. We designated this forward contract as a hedge of our net investment in Euro denominated assets. We selected the forward method under FASB guidance related to the accounting for derivative instruments and hedging activities. The forward method requires all changes in the fair value of the contract to be reported as a cumulative translation adjustment in Accumulated other comprehensive loss, net of tax, in the same manner as the underlying hedged net assets. This forward contract matures in November 2018. As of July 31, 2018, we had $632,000 of realized gains and $69,000 of unrealized gains, net of tax, recorded as cumulative translation adjustments in Accumulated other comprehensive loss related to the hedging of our net investment in Euro-denominated assets. Forward contracts for the sale or purchase of foreign currencies as of July 31, 2018, which are designated as net investment hedges under this guidance were as follows:

	Notional Amount	Weighted Avg.	Contract Amount at Forward Rates in U.S. Dollars
Forward Contracts	in Foreign Currency	Forward Rate	Contract Date	July 31, 2018	Maturity Date

Sale Contracts:
Euro	3,000,000	1.2095	3,628,500	3,536,863	November 2018

Item 4.	CONTROLS AND PROCEDURES

We conducted an evaluation, under the supervision and with participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2018, pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of the evaluation date.

There were no changes in our internal control over financial reporting during the three months ended July 31, 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We did not repurchase any shares of our common stock in the third quarter of fiscal 2018.

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

September 7, 2018

