Form 10-Q
period 2019-01-31
HURCO COMPANIES INC
filed 2019-03-08
CIK 315374

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended January 31, 2019 or
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to _________.

Commission File No. 0-9143

HURCO COMPANIES, INC.

(Exact name of registrant as specified in its charter)

Indiana	35-1150732
(State or other jurisdiction of	(I.R.S. Employer Identification Number)
incorporation or organization)

One Technology Way
Indianapolis, Indiana	46268
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code    (317) 293-5309

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days:        Yes ☒ No ☐.

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files):           Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

The number of shares of the Registrant's common stock outstanding as of March 1, 2019 was 6,758,123.

HURCO COMPANIES, INC.

Form 10-Q Quarterly Report for Fiscal Quarter Ended January 31, 2019

Table of Contents

Part I - Financial Information

Part II - Other Information

PART I - FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

HURCO COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Three Months Ended
	January 31,
	2019	2018
	(Unaudited)

Sales and service fees	$74,213	$68,444

Cost of sales and service	52,071	48,323

Gross profit	22,142	20,121

Selling, general and administrative expenses	13,914	12,966

Operating income	8,228	7,155

Interest expense	12	20

Interest income	82	18

Investment income	242	116

Other income (expense), net	567	168

Income before taxes	9,107	7,437

Provision for income taxes	2,453	4,500

Net income	$6,654	$2,937

Income per common share

Basic	$0.98	$0.44
Diluted	$0.97	$0.43

Weighted average common shares outstanding

Basic	6,735	6,659
Diluted	6,807	6,745

Dividends paid per share	$0.11	$0.10

The accompanying notes are an integral part of the condensed consolidated financial statements.

HURCO COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Three Months Ended
	January 31,
	2019	2018
	(Unaudited)

Net income	$6,654	$2,937

Other comprehensive income (loss):

Translation of foreign currency financial statements	1,309	5,065

(Gain) / loss on derivative instruments reclassified into operations, net of tax of $3 and $(74), respectively	12	(222)

Gain / (loss) on derivative instruments, net of tax of $(79) and $(382), respectively	(270)	(1,142)

Total other comprehensive income	1,051	3,701
Comprehensive income	$7,705	$6,638

The accompanying notes are an integral part of the condensed consolidated financial statements.

HURCO COMPANIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	January 31,	October 31,
	2019	2018
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$69,758	$77,170
Accounts receivable, net	53,045	54,414
Inventories, net	146,715	137,609
Derivative assets	1,092	3,085
Prepaid assets	8,418	7,332
Other	2,183	1,825
Total current assets	281,211	281,435
Property and equipment:
Land	868	868
Building	7,352	7,352
Machinery and equipment	27,722	26,840
Leasehold improvements	4,011	3,801
	39,953	38,861
Less accumulated depreciation and amortization	(26,762)	(25,902)
Total property and equipment	13,191	12,959
Non-current assets:
Software development costs, less accumulated amortization	7,641	7,452
Goodwill	2,403	2,377
Intangible assets, net	916	938
Deferred income taxes	2,326	2,234
Investments and other assets, net	8,388	8,012
Total non-current assets	21,674	21,013
Total assets	$316,076	$315,407

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$55,244	$57,518
Derivative liabilities	1,241	2,020
Accrued payroll and employee benefits	8,515	14,032
Accrued income taxes	7,587	5,180
Accrued expenses	4,909	4,122
Accrued warranty	2,620	2,497
Short-term debt	—	1,434
Total current liabilities	80,116	86,803
Non-current liabilities:
Deferred income taxes	3	—
Accrued tax liability	2,212	2,194
Deferred credits and other	3,724	3,557
Total non-current liabilities	5,939	5,751
Shareholders’ equity:
Preferred stock: no par value per share, 1,000,000 shares authorized; no shares issued	—	—
Common stock: no par value, $.10 stated value per share, 12,500,000 shares authorized, 6,955,895 and 6,891,508 shares issued; and 6,758,123 and 6,723,160 shares outstanding, as of January 31, 2019 and October 31, 2018, respectively	676	672
Additional paid-in capital	64,391	64,185
Retained earnings	173,766	167,859
Accumulated other comprehensive loss	(8,812)	(9,863)
Total shareholders’ equity	230,021	222,853
Total liabilities and shareholders’ equity	$316,076	$315,407

The accompanying notes are an integral part of the condensed consolidated financial statements.

HURCO COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended January 31,
	2019	2018
	(Unaudited)
Cash flows from operating activities:
Net income	$6,654	$2,937
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Provision for doubtful accounts	(47)	158
Deferred income taxes	(38)	638
Equity in income of affiliates	(285)	(139)
Depreciation and amortization	939	888
Foreign currency (gain) loss	(792)	(1,514)
Unrealized (gain) loss on derivatives	204	885
Stock-based compensation	709	549
Change in assets and liabilities:
(Increase) decrease in accounts receivable	2,059	10,437
(Increase) decrease in inventories	(7,097)	(6,947)
(Increase) decrease in prepaid expenses	(976)	(528)
Increase (decrease) in accounts payable	(2,892)	7,801
Increase (decrease) in accrued expenses	(2,379)	(1,680)
Net change in derivative assets and liabilities	451	40
Other	(479)	937
Net cash provided by (used for) operating activities	(3,969)	14,462

Cash flows from investing activities:
Purchase of property and equipment	(782)	(855)
Proceeds from sale of equipment	22	58
Software development costs	(461)	(625)
Net cash provided by (used for) investing activities	(1,221)	(1,422)

Cash flows from financing activities:
Dividends paid	(747)	(668)
Taxes paid related to net settlement of restricted shares	(499)	(502)
Proceeds from exercise of common stock options	—	492
Repayment of short-term debt	(1,454)	—
Net cash provided by (used for) financing activities	(2,700)	(678)

Effect of exchange rate changes on cash	478	1,567

Net increase (decrease) in cash and cash equivalents	(7,412)	13,929

Cash and cash equivalents at beginning of period	77,170	66,307

Cash and cash equivalents at end of period	$69,758	$80,236

The accompanying notes are an integral part of the condensed consolidated financial statements.

HURCO COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

For the Three Months Ended January 31, 2019 and 2018

(In thousands, except shares outstanding)	Common Stock		Additional		Accumulated Other
	Shares Outstanding	Amount	Paid-in Capital	Retained Earnings	Comprehensive Income (Loss)	Total

Balances, October 31, 2017	6,641,197	$664	$61,344	$149,267	$(8,190)	$203,085

Net income	—	—	—	2,937	—	2,937

Other comprehensive income	—	—	—	—	3,701	3,701

Exercise of common stock options	26,218	3	489	—	—	492

Stock-based compensation	25,363	2	547	—	—	549

Dividends paid	—	—	—	(668)	—	(668)

Balances, January 31, 2018 (Unaudited)	6,692,778	$669	$62,380	$151,536	$(4,489)	$210,096

Balances, October 31, 2018	6,723,160	$672	$64,185	$167,859	$(9,863)	$222,853

Net income	—	—	—	6,654	—	6,654

Other comprehensive income	—	—	—	—	1,051	1,051

Stock-based compensation expense, net of taxes withheld for vested restricted shares	34,963	4	206	—	—	210

Dividends paid	—	—	—	(747)	—	(747)

Balances, January 31, 2019 (Unaudited)	6,758,123	$676	$64,391	$173,766	$(8,812)	$230,021

The accompanying notes are an integral part of the condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	GENERAL

The unaudited Condensed Consolidated Financial Statements include the accounts of Hurco Companies, Inc. and its consolidated subsidiaries. As used in this report, unless the context indicates otherwise, the terms “we”, “us”, “our” and similar language refer to Hurco Companies, Inc. and its consolidated subsidiaries as a whole.

We design, manufacture and sell computerized (i.e., Computer Numeric Control, or CNC) machine tools, consisting primarily of vertical machining centers (mills) and turning centers (lathes), to companies in the metal cutting industry through a worldwide sales, service and distribution network.  Although the majority of our computer control systems and software products are proprietary, they predominantly use industry standard personal computer components.  Our computer control systems and software products are primarily sold as integral components of our computerized machine tool products.  We also provide machine tool components, software options, control upgrades, accessories and replacement parts for our products, as well as customer service, training and applications support.

The condensed financial information as of January 31, 2019 and for the three months ended January 31, 2019 and January 31, 2018 is unaudited. However, in our opinion, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary to present fairly our consolidated financial position, results of operations, changes in shareholders’ equity and cash flows for and at the end of the interim periods. We suggest that you read these condensed consolidated financial statements in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended October 31, 2018.

2.	REVENUE RECOGNITION

We design, manufacture and sell computerized machine tools.  Our computer control systems and software products are primarily sold as integral components of our computerized machine tool products.  We also provide machine tool components, software options, control upgrades, accessories and replacement parts for our products, as well as customer service, training and applications support.

We adopted Accounting Standards Codification (“ASC”) 606 on November 1, 2018, the start of our 2019 fiscal year, and elected the modified retrospective method as of the date of adoption. Prior to the adoption of ASC 606, our revenues have already been recognized in the same manner as those required by ASC 606. Therefore, the adoption of ASC 606 did not have an effect on our beginning retained earnings or our overall financial statements as of and for the three months ended January 31, 2019.

We recognize revenues from the sale of machine tools, components and accessories and services and reflect the consideration to which we expect to be entitled.  We record revenues based on a five-step model in accordance with Financial Accounting Standards Board, or FASB, guidance codified in ASC 606 “Revenue from Contracts with Customers.”  In accordance with ASC 606, we have defined contracts as agreements with our customers and distributors in the form of purchase orders, packing or shipping documents, invoices, and, periodically, verbal requests for components and accessories. For each contract, we identify our performance obligations, which is delivering goods or services, determine the transaction price, allocate the contract transaction price to the performance obligations (when applicable), and recognize the revenue when (or as) the performance obligation is transferred to the customer.  A good or service is transferred when the customer obtains control of that good or service.  Our computerized machine tools are general purpose computer controlled machine tools that are typically used in stand-alone operations. Prior to shipment, we test each machine to ensure the machine’s compliance with standard operating specifications. We deem the customer obtains control upon delivery of the product and that obtaining control is not contingent upon contractual customer acceptance. Therefore, we recognize revenue from sales of our machine tool systems upon delivery of the product to the customer or distributor, which is normally at the time of shipment.

Depending upon geographic location, after shipment, a machine may be installed at the customer’s facilities by a distributor, independent contractor or by one of our service technicians. In most instances where a machine is sold through a distributor, we have no installation involvement. If sales are direct or through sales agents, we will typically complete the machine installation, which consists of the reassembly of certain parts that were removed for shipping and the re-testing of the machine to ensure that it is performing within the standard specifications. We consider the machine installation process for our three-axis machines to be inconsequential and perfunctory. For our five-axis machines that we install, we estimate the fair value of the installation performance obligation and defer the recognition of that revenue. We recognize installation revenue on a prorata basis over the period of the installation process.

From time to time, and depending upon geographic location, we may provide training or freight services. We consider these services to be perfunctory within the context of the contract, as the value of these services typically does not rise to a material level as a component of the total contract value. Service fees from maintenance contracts are deferred and recognized in earnings on a prorata basis over the term of the contract, and are generally sold on a stand-alone basis. Customer discounts and estimated product returns are considered variable consideration and are recorded as a reduction of revenue in the same period that the related sales are recorded.  We have reviewed the overall sales transactions for variable consideration and have determined that these amounts are not significant.

3.	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

We are exposed to certain market risks relating to our ongoing business operations, including foreign currency risk, interest rate risk and credit risk. We manage our exposure to these and other market risks through regular operating and financing activities. Currently, the only risk that we manage through the use of derivative instruments is foreign currency risk for which we enter into derivative instruments in the form of foreign currency forward exchange contracts with a few major financial institutions.

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

We had forward contracts outstanding as of January 31, 2019, denominated in Euros, Pounds Sterling and New Taiwan Dollars with set maturity dates ranging from February 2019 through January 2020. The contract amounts, expressed at forward rates in U.S. Dollars at January 31, 2019, were $28.1 million for Euros, $10.1 million for Pounds Sterling and $29.7 million for New Taiwan Dollars. At January 31, 2019, we had approximately $270,000 of losses, net of tax, related to cash flow hedges deferred in Accumulated other comprehensive loss. Included in this amount were approximately $67,000 of unrealized gains, net of tax, related to cash flow hedge instruments that remain subject to currency fluctuation risk. The majority of these deferred losses will be recorded as an adjustment to Cost of sales and service in periods through January 2020, when the corresponding inventory that is the subject of the related hedge contracts is sold, as described above.

We are also exposed to foreign currency exchange risk related to our investment in net assets in foreign countries. To manage this risk, we entered into a forward contract with a notional amount of €3.0 million in November 2018. We designated this forward contract as a hedge of our net investment in Euro denominated assets. We selected the forward method under FASB guidance related to the accounting for derivative instruments and hedging activities. The forward method requires all changes in the fair value of the contract to be reported as a cumulative translation adjustment in Accumulated other comprehensive loss, net of tax, in the same manner as the underlying hedged net assets. This forward contract matures in November 2019. As of January 31, 2019, we had a realized gain of $804,000 and an unrealized loss of $1,000, net of tax, recorded as cumulative translation adjustments in Accumulated other comprehensive loss related to this forward contract.

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

We had forward contracts outstanding as of January 31, 2019, denominated in Euros, South African Rand, and New Taiwan Dollar with set maturity dates ranging from February 2019 through December 2019. The contract amounts, expressed at forward rates in U.S. Dollars at January 31, 2019, totaled $69.9 million.

Fair Value of Derivative Instruments

We recognize the fair value of derivative instruments as assets and liabilities on a gross basis on our Condensed Consolidated Balance Sheets. As of January 31, 2019 and October 31, 2018, all derivative instruments were recorded at fair value on our Consolidated Balance Sheets as follows (in thousands):

	January 31, 2019		October 31, 2018
	Balance Sheet	Fair	Balance Sheet	Fair
Derivatives	Location	Value	Location	Value
Designated as Hedging Instruments:
Foreign exchange forward contracts	Derivative assets	$1,054	Derivative assets	$2,654
Foreign exchange forward contracts	Derivative liabilities	$969	Derivative liabilities	$1,616

Not Designated as Hedging Instruments:
Foreign exchange forward contracts	Derivative assets	$38	Derivative assets	$431
Foreign exchange forward contracts	Derivative liabilities	$272	Derivative liabilities	$404

Effect of Derivative Instruments on the Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Changes in Shareholders’ Equity and Condensed Consolidated Statements of Income

Derivative instruments had the following effects on our Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Changes in Shareholders’ Equity and Condensed Consolidated Statements of Income, net of tax, during the three months ended January 31, 2019 and 2018 (in thousands):

Derivatives	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Loss)		Location of Gain (Loss) Reclassified from Other Comprehensive Income (Loss)	Amount of Gain (Loss) Reclassified from Other Comprehensive Income (Loss)
	Three Months Ended January 31,			Three Months Ended January 31,
	2019	2018		2019	2018
Designated as Hedging Instruments: (Effective portion)
Foreign exchange forward contracts – Intercompany sales/purchases	$(270)	$(1,142)	Cost of sales and service	$(12)	$222
Foreign exchange forward contract – Net investment	$(2)	$(166)

We did not recognize any gains or losses as a result of hedges deemed ineffective for either of the three months ended January 31, 2019 and 2018. We recognized the following losses and gains in our Condensed Consolidated Statements of Income during the three months ended January 31, 2019 and 2018 on derivative instruments not designated as hedging instruments (in thousands):

Derivatives	Location of Gain (Loss) Recognized in Operations	Amount of Gain (Loss) Recognized in Operations
		Three Months Ended January 31,
		2019	2018
Not Designated as Hedging Instruments:

Foreign exchange forward contracts	Other income (expense), net	$(234)	$(1,256)

The following table presents the changes in the components of Accumulated other comprehensive loss, net of tax, for the three months ended January 31, 2019 (in thousands):

	Foreign Currency Translation	Cash Flow Hedges	Total
Balance, October 31, 2018	$(10,592)	$729	$(9,863)
Other comprehensive income (loss) before reclassifications	1,309	(270)	1,039
Reclassifications	—	12	12
Balance, January 31, 2019	$(9,283)	$471	$(8,812)

4.	EQUITY INCENTIVE PLAN

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

The Compensation Committee of our Board of Directors has the authority to determine the officers, directors and key employees who will be granted awards under the 2016 Equity Plan; designate the number of shares subject to each award; determine the terms and conditions upon which awards will be granted; and prescribe the form and terms of award agreements. We have granted restricted shares and performance stock units under the 2016 Equity Plan that are currently outstanding, and we have granted stock options under the 2008 Plan that are currently outstanding. No stock option may be exercised more than ten years after the date of grant or such shorter period as the Compensation Committee may determine at the date of grant. The market value of a share of our common stock, for purposes of the 2016 Equity Plan, is the closing sale price as reported by the Nasdaq Global Select Market on the date in question or, if not a trading day, on the last preceding trading date.

A summary of stock option activity for the three-month period ended January 31, 2019, is as follows:

	Stock Options	Weighted Average Exercise Price
Outstanding at October 31, 2018	37,045	$21.69
Options granted	—	—
Options exercised	—	—
Options cancelled	—	—
Outstanding at January 31, 2019	37,045	$21.69

Summarized information about outstanding stock options as of January 31, 2019, that have already vested and are currently exercisable, are as follows:

Options Already Vested and Currently Exercisable
Number of outstanding options	37,045
Weighted average remaining contractual life (years)	3.02
Weighted average exercise price per share	$21.69
Intrinsic value of outstanding options	$617,000

The intrinsic value of an outstanding stock option is calculated as the difference between the stock price as of January 31, 2019 and the exercise price of the option.

On November 14, 2018, the Compensation Committee granted a total of 7,200 shares of time-based restricted stock to our non-executive employees. The restricted shares vest in thirds over three years from the date of grant provided the recipient remains employed through that date. The grant date fair value of the restricted shares was based upon the closing sales price of our common stock on the date of grant, which was $40.01 per share.

On January 2, 2019, the Compensation Committee determined the degree to which the long-term incentive compensation arrangement approved for the fiscal 2016-2018 performance period was attained, and the resulting payout level relative to the target amount for each of the metrics that were established by the Compensation Committee in 2016. As a result, the Compensation Committee determined that a total of 32,559 performance shares were earned by our executive officers, which performance shares vested on January 2, 2019. The vesting date fair value of the performance shares was based on the closing sales price of our common stock on the vesting date, which was $36.08 per share.

On January 2, 2019, the Compensation Committee also approved a long-term incentive compensation arrangement for our executive officers in the form of restricted shares and performance stock units (“PSUs”) under the 2016 Equity Plan, which will be payable in shares of our common stock if earned and vested. The awards were approximately 25% time-based vesting and approximately 75% performance-based vesting. The three-year performance period for the PSUs is fiscal 2019 through fiscal 2021.

On that date, the Compensation Committee granted a total of 21,825 shares of time-based restricted stock to our executive officers. The restricted shares vest in thirds over three years from the date of grant provided the recipient remains employed through that date. The grant date fair value of the restricted shares was based upon the closing sales price of our common stock on the date of grant, which was $36.08 per share.

On January 2, 2019, the Compensation Committee also granted a total target number of 30,943 PSUs to our executive officers designated as “PSU – TSR”. These PSUs were weighted as approximately 40% of the overall 2019 executive long-term incentive compensation arrangement and will vest and be paid based upon the total shareholder return of our common stock over the three-year period of fiscal 2019-2021, relative to the total shareholder return of the companies in a specified peer group over that period. Participants will have the ability to earn between 50% of the target number of the PSUs – TSR for achieving threshold performance and 200% of the target number of the PSUs – TSR for achieving maximum performance. The grant date fair value of the PSUs – TSR was $40.72 per PSU and was calculated using the Monte Carlo approach.

On January 2, 2019, the Compensation Committee also granted a total target number of 30,557 PSUs to our executive officers designated as “PSU – ROIC”. These PSUs were weighted as approximately 35% of the overall 2019 executive long-term incentive compensation arrangement and will vest and be paid based upon the achievement of pre-established goals related to our average return on invested capital over the three-year period of fiscal 2019-2021. Participants will have the ability to earn between 50% of the target number of the PSUs - ROIC for achieving threshold performance and 200% of the target number of the PSUs - ROIC for achieving maximum performance. The grant date fair value of the PSUs – ROIC was based on the closing sales price of our common stock on the grant date, which was $36.08 per share.

A reconciliation of our restricted stock, performance share and PSU activity and related information for the three-month period ended January 31, 2019 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at October 31, 2018	168,348	$37.24
Shares or units granted	90,525	37.98
Shares or units vested	(34,963)	29.96
Shares or units cancelled	(12,462)	29.82
Shares or units withheld	(13,676)	29.67
Unvested at January 31, 2019	197,772	$39.86

During the first three months of fiscal 2019 and 2018, we recorded approximately $709,000 and $549,000, respectively, of stock-based compensation expense related to grants under the 2008 Plan and the 2016 Equity Plan. As of January 31, 2019, there was an estimated $5.6 million of total unrecognized stock-based compensation cost that we expect to recognize by the end of the first quarter of fiscal 2022.

5.	EARNINGS PER SHARE

Per share results have been computed based on the average number of common shares outstanding over the period in question. The computation of basic and diluted net income per share is determined using net income applicable to common shareholders as the numerator and the number of shares outstanding as the denominator as follows (in thousands, except per share amounts):

	Three Months Ended January 31,
	2019		2018
	Basic	Diluted	Basic	Diluted
Net income	$6,654	$6,654	$2,937	$2,937
Undistributed earnings allocated to participating shares	(53)	(53)	(21)	(21)
Net income applicable to common shareholders	$6,601	$6,601	$2,916	$2,916

Weighted average shares outstanding	6,735	6,735	6,659	6,659
Stock options and contingently issuable securities	—	72	—	86
	6,735	6,807	6,659	6,745

Income per share	$0.98	$0.97	$0.44	$0.43

6.	ACCOUNTS RECEIVABLE

Accounts receivable are net of allowances for doubtful accounts of $980,000 as of January 31, 2019 and $1.0 million as of October 31, 2018.

7.	INVENTORIES

Inventories, priced at the lower of cost (first-in, first-out method) or net realizable value, are summarized below (in thousands):

	January 31, 2019	October 31, 2018
Purchased parts and sub-assemblies	$41,895	$38,303
Work-in-process	18,693	22,786
Finished goods	86,127	76,520
	$146,715	$137,609

8.	SEGMENT INFORMATION

We operate in a single segment: industrial automation equipment. We design, manufacture and sell computerized machine tools, consisting primarily of vertical machining centers (mills) and turning centers (lathes), to companies in the metal cutting industry through a worldwide sales, service and distribution network.  Our computer control systems and software products are primarily sold as integral components of our computerized machine tool products.  We also provide machine tool components, software options, control upgrades, accessories and replacement parts for our products, as well as customer service, training and applications support.

9.	GUARANTEES AND PRODUCT WARRANTIES

From time to time, our subsidiaries guarantee third party payment obligations in connection with the sale of machines to customers that use financing. We follow FASB guidance for accounting for guarantees (codified in ASC 460). As of January 31, 2019, we had 25 outstanding third party payment guarantees totaling approximately $687,000. The terms of these guarantees are consistent with the underlying customer financing terms. Upon shipment of a machine, the customer assumes the risk of ownership and control. The customer does not obtain title, however, until the customer has paid for the machine. A retention of title clause allows us to recover the machine if the customer defaults on the financing. We accrue liabilities under these guarantees at fair value, which amounts are insignificant.

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

	Three Months Ended January 31,
	2019	2018
Balance, beginning of period	$2,499	$1,772
Provision for warranties during the period	962	980
Charges to the reserve	(868)	(771)
Impact of foreign currency translation	27	62
Balance, end of period	$2,620	$2,043

The year-over-year increase in our warranty reserve was primarily due to an increase in unit sales volume.

10.	DEBT AGREEMENTS

On December 7, 2012, we entered into an agreement, which was subsequently amended on May 9, 2014, June 5, 2014, December 5, 2014, and December 6, 2016 (as amended, the “2012 Credit Agreement”) with JP Morgan Chase Bank, N.A. that provided us with an unsecured revolving credit and letter of credit facility. The 2012 Credit Agreement terminated on its scheduled maturity date of December 31, 2018.

On December 31, 2018, we and our subsidiary Hurco B.V. entered into a new credit agreement (the “2018 Credit Agreement”) with Bank of America, N.A., as the lender. The 2018 Credit Agreement replaced the 2012 Credit Agreement. The 2018 Credit Agreement provides for an unsecured revolving credit and letter of credit facility in a maximum aggregate amount of $40.0 million. The 2018 Credit Agreement provides that the maximum amount of outstanding letters of credit at any one time may not exceed $10.0 million, the maximum amount of outstanding loans made to our subsidiary Hurco B.V. at any one time may not exceed $20.0 million, and the maximum amount of all outstanding loans denominated in alternative currencies at any one time may not exceed $20.0 million.

Under the 2018 Credit Agreement, we and Hurco B.V. are borrowers, and certain of our other subsidiaries are guarantors. The scheduled maturity date of the 2018 Credit Agreement is December 31, 2020.

Borrowings under the 2018 Credit Agreement will bear interest at floating rates based on, at our option, either (i) a LIBOR-based rate, or other alternative currency-based rate approved by the lender, plus 0.75% per annum, or (ii) a base rate (which is the highest of (a) the federal funds rate plus 0.50%, (b) the prime rate or (c) the one month LIBOR-based rate plus 1.00%), plus 0.00% per annum. Outstanding letters of credit will carry an annual rate of 0.75%.

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

In December 2018, in connection with our entry into the 2018 Credit Agreement, (1) using cash on hand, we repaid in full the $1.4 million outstanding under, and terminated, our credit facility in China and (2) we terminated our United Kingdom credit facility. As a result, as of January 31, 2019, our existing credit facilities consist of our €1.5 million revolving credit facility in Germany and the $40.0 million revolving credit facility under the 2018 Credit Agreement.

As of January 31, 2019, there were no borrowings under any of our credit facilities and $41.7 million of available borrowing capacity thereunder.

On March 6, 2019, HML, our wholly owned subsidiary in Taiwan, closed on an uncommitted revolving credit facility in a maximum aggregate amount of 150 million New Taiwan Dollars, or approximately $5.0 million (the “Taiwan credit facility”).  The Taiwan credit facility has a final maturity date of March 5, 2020.   Also on March 6, 2019, NHML, our wholly owned subsidiary in China, closed on an uncommitted revolving credit facility in a maximum aggregate amount of 32.5 million Chinese Yuan, or approximately $5.0 million (the “China credit facility”).  The China credit facility has a final maturity date of March 5, 2020. No amounts were outstanding under either of these credit facilities as of March 8, 2019.

11.	INCOME TAXES

In December 2017, the Tax Cuts and Jobs Act (the “Tax Reform Act”) was enacted. The Tax Reform Act lowered the U.S. corporate tax rate from 35% to 21%, implemented a territorial tax system from a worldwide system, imposed a tax on deemed repatriation of earnings of foreign subsidiaries and added provisions related to Global Intangible Low Taxed Income (“GILTI”) and Foreign-derived Intangible Income (”FDII”), among other provisions. In December 2017, the United States Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provides guidance on accounting for the tax effects of the Tax Reform Act.

The Tax Reform Act created a new requirement that GILTI income earned by Controlled Foreign Corporations (“CFC’s”) must be included in the gross income of the CFC’s U.S. shareholder effective in fiscal 2019. Under U.S. GAAP, we are allowed to make an accounting policy choice of either (1) treating taxes due on U.S. inclusions in taxable income related to GILTI as a current period expense when incurred (the “period cost method”) or (2) factoring such amounts into our measurement of deferred taxes (the “deferred method”). We have included an estimate of the GILTI tax using the period cost method in our annualized effective tax rate used to determine tax expense for the three months ended January 31, 2019.

The Tax Reform Act also created the FDII for U.S. companies that derive income from the export of tangible and intangible property and services effective in fiscal 2019. We have included an estimate of the deduction attributable to FDII in our annualized effective tax rate used to determine tax expense for the three months ended January 31, 2019.

We recorded income tax expense during the first three months of fiscal 2019 of $2.5 million compared to $4.5 million for the same period in fiscal 2018. Our effective tax rate for the first three months of fiscal 2019 was 27% in comparison to 61% for the same period in fiscal 2018.

Our unrecognized tax benefits were $223,000 as of January 31, 2019 and $205,000 as of October 31, 2018, and in each case included accrued interest.

We recognize accrued interest and penalties related to unrecognized tax benefits as components of income tax expense. As of January 31, 2019, the gross amount of interest accrued, reported in Accrued expenses, was approximately $28,000, which did not include the federal tax benefit of interest deductions.

We file U.S. federal and state income tax returns, as well as tax returns in several foreign jurisdictions. The statutes of limitations with respect to unrecognized tax benefits will expire between July 2019 and July 2022. Currently, our German subsidiary is under tax audit for fiscal year 2013 to 2016.

12.	FINANCIAL INSTRUMENTS

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

In accordance with this guidance, the following table represents the fair value hierarchy for our financial assets and liabilities measured at fair value as of January 31, 2019 and October 31, 2018 (in thousands):

	Assets		Liabilities
	January 31, 2019	October 31, 2018	January 31, 2019	October 31, 2018
Level 1
Deferred Compensation	$1,808	$1,723	$—	$—

Level 2
Derivatives	$1,092	$3,085	$1,241	$2,020

Included in Level 1 assets are mutual fund investments under a nonqualified deferred compensation plan. We estimate the fair value of these investments on a recurring basis using market prices that are readily available.

Included in Level 2 fair value measurements are derivative assets and liabilities related to gains and losses on foreign currency forward exchange contracts entered into with a third party. We estimate the fair value of these derivatives on a recurring basis using foreign currency exchange rates obtained from active markets. Derivative instruments are reported in the accompanying condensed consolidated financial statements at fair value. We have derivative financial instruments in the form of foreign currency forward exchange contracts as described in Note 3 of Notes to the Condensed Consolidated Financial Statements. The U.S. Dollar equivalent notional amounts of these contracts was $143.1 million and $145.2 million at January 31, 2019 and October 31, 2018, respectively.

The fair value of our foreign currency forward exchange contracts and the related currency positions are subject to offsetting market risk resulting from foreign currency exchange rate volatility. The counterparties to the forward exchange contracts are substantial and creditworthy financial institutions. We do not consider either the risk of counterparties non-performance or the economic consequences of counterparties non-performance to be material risks.

13. CONTINGENCIES AND LITIGATION

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

14.	NEW ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Pronouncements:

Between May 2014 and December 2016, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), and various related updates, establishing a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. This standard provides a five-step analysis in determining when and how revenue is recognized. The new model requires revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services and supersedes most of the previously-existing revenue recognition guidance, including industry-specific guidance. We had the option of applying this new standard retrospectively to each prior period presented (“full retrospective approach”) or retrospectively with the cumulative effect recognized in retained earnings as of the date of adoption (“modified retrospective approach”). Topic 606 was effective for us beginning November 1, 2018 and we adopted it on that date using the modified retrospective approach. Application of Topic 606 to our contracts that are subject to the new standard did not have an impact on our consolidated financial statements as described in Note 2 of Notes to the Condensed Consolidated Financial Statements.

New Accounting Pronouncements:

Between February 2016 and February 2019, the FASB issued ASU No. 2016-02, Leases (Topic 842), and various related updates, which establish a comprehensive new lease accounting model. ASU 2016-02 clarifies the definition of a lease, requires a dual approach to lease classification similar to current lease classifications, and requires lessees to recognize leases on the balance sheet as a lease liability with a corresponding right-of-use asset for leases with a lease-term of more than twelve months. ASU 2016-02 is effective for our fiscal year 2020, including interim periods within the fiscal year, and requires modified retrospective application. Early adoption is permitted. We are assessing the impact this new accounting guidance will have on our consolidated financial statements and disclosures.

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, which simplifies the application of hedge accounting and enables companies to better portray the economics of their risk management activities in their financial statements. ASU 2017-12 is effective for our fiscal year 2020, including interim periods within the fiscal year, and requires modified retrospective application. Early adoption is permitted. We do not anticipate that the adoption of this ASU will have a material impact on our consolidated financial statements and disclosures.

In February 2018, the FASB issued ASU No. 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which will allow a reclassification from accumulated other comprehensive income to retained earnings for the tax effects resulting from the Tax Reform Act that are stranded in accumulated other comprehensive income. This standard also requires certain disclosures about stranded tax effects. This ASU, however, does not change the underlying guidance that requires the effect of a change in tax laws or rates be included in income from continuing operations. ASU 2018-02 will be effective for our fiscal year 2020, with the option to early adopt at any time prior to the effective date. It must be applied either in the period of adoption or retrospectively to each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Reform Act is recognized. We are assessing the impact this new accounting guidance will have on our consolidated financial statements and disclosures.

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) contains information intended to help provide an understanding of our financial condition and other related matters, including our liquidity, capital resources and results of operations. The MD&A is provided as a supplement to, and should be read in conjunction with, our unaudited financial statements and the notes accompanying our unaudited financial statements appearing elsewhere in this report, as well as our audited financial statements, the accompanying notes and the MD&A included in our Annual Report on Form 10-K for the year ended October 31, 2018.

EXECUTIVE OVERVIEW

Hurco Companies, Inc. is an international, industrial technology company operating in a single segment. We design, manufacture and sell computerized (i.e., Computer Numeric Control or CNC) machine tools, consisting primarily of vertical machining centers (mills) and turning centers (lathes), to companies in the metal cutting industry through a worldwide sales, service and distribution network.  Although the majority of our computer control systems and software products are proprietary, they predominantly use industry standard personal computer components.  Our computer control systems and software products are primarily sold as integral components of our computerized machine tool products.  We also provide machine tool components, software options, control upgrades, accessories and replacement parts for our products, as well as customer service, training and application support.

The following overview is intended to provide a brief explanation of the principal factors that have contributed to our recent financial performance. This overview is intended to be read in conjunction with the more detailed information included in our financial statements that appear elsewhere in this report.

The market for machine tools is international in scope. We have both significant foreign sales and significant foreign manufacturing operations. During the first three months of fiscal 2019, approximately 48% of our revenues were attributable to customers in Europe, where we typically sell more of our higher-performance, higher-priced VMX series machines. Additionally, approximately 13% of our revenues were attributable to customers in the Asia Pacific region, where we encounter greater price pressures.

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

We principally sell our products through more than 170 independent agents and distributors throughout North and South America (the “Americas”), Europe and Asia.  Although some distributors carry competitive products, we are the primary line for the majority of our distributors globally.   We also have our own direct sales and service organizations in China, France, Germany, India, Italy, Poland, Singapore, South Africa, Taiwan, the United Kingdom and certain parts of the United States, which are among the world's principal machine tool consumption markets. The vast majority of our machine tools are manufactured to our specifications primarily by our wholly-owned subsidiary in Taiwan, HML. Machine castings and components to support HML’s production are manufactured at our wholly-owned subsidiary in Ningbo, China, NHML. Components to support our SRT line of five-axis machining centers, such as the direct drive spindle, swivel head and rotary table, are manufactured by LCM in Italy.

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

Our high levels of foreign manufacturing and sales also expose us to cash flow risks due to fluctuating currency exchange rates. We seek to mitigate those risks through the use of various derivative instruments – principally foreign currency forward exchange contracts. See Note 3 of Notes to the Condensed Consolidated Financial Statements for additional information.

RESULTS OF OPERATIONS

Three Months Ended January 31, 2019 Compared to Three Months Ended January 31, 2018

Sales and Service Fees. Sales and service fees for the first quarter of fiscal 2019 were $74.2 million, an increase of $5.8 million, or 8%, compared to the corresponding prior year period, and included an unfavorable currency impact of $2.5 million, or 4%, when translating foreign sales to U.S. Dollars for financial reporting purposes.

Sales and Service Fees by Geographic Region

The following table sets forth net sales and service fees by geographic region for the first quarter ended January 31, 2019 and 2018 (dollars in thousands):

	Three Months Ended
	January 31,
	2019		2018		$ Change	% Change
Americas	$29,156	39%	$21,030	31%	$8,126	39%
Europe	35,711	48%	38,318	56%	(2,607)	(7)%
Asia Pacific	9,346	13%	9,096	13%	250	3%
Total	$74,213	100%	$68,444	100%	$5,769	8%

Sales in the Americas for the first quarter of fiscal 2019 increased by 39%, compared to the corresponding period in fiscal 2018, and reflected improved U.S. market conditions and demand from U.S. customers for vertical milling machines

European sales for the first quarter of fiscal 2019 decreased by 7%, compared to the corresponding period in fiscal 2018. The decrease in European sales for the first quarter of fiscal 2019 was primarily attributable to an unfavorable currency impact of 5%, when translating foreign sales to U.S. Dollars for financial reporting purposes, and decreased shipments of Hurco vertical milling machines in Italy and France.

Asian Pacific sales for the first quarter of fiscal 2019 increased by 3%, compared to the corresponding period in fiscal 2018, and included an unfavorable currency impact of 6%, when translating foreign sales to U.S. Dollars for financial reporting purposes. The increase in Asian Pacific sales for the first quarter of 2019 was primarily attributable to increased shipments of Hurco vertical milling machines in India and China, partially offset by decreased shipments of Takumi bridge mills in China.

Sales and Service Fees by Product Category

The following table sets forth net sales and service fees by product category for the quarter ended January 31, 2019 and 2018 (dollars in thousands):

	Three Months Ended
	January 31,
	2019		2018		$ Change	% Change
Computerized Machine Tools	$64,232	86%	$59,803	87%	$4,429	7%
Computer Control Systems and Software †	733	1%	603	1%	130	22%
Service Parts	7,130	10%	6,043	9%	1,087	18%
Service Fees	2,118	3%	1,995	3%	123	6%
Total	$74,213	100%	$68,444	100%	$5,769	8%

† Amounts shown do not include computer control systems and software sold as an integrated component of computerized machine systems.

Sales of computerized machine tools for the first quarter of fiscal 2019 increased by 7%, compared to the corresponding prior year period, and included an unfavorable currency impact of 4%. The year-over-year increase in sales of computerized machine tools reflected increased shipments of Hurco vertical milling machines in the U.S., India and China, partially offset by decreased shipments of Takumi bridge mills in China and Hurco vertical milling machines in Italy, France and Germany. Sales of computer control systems and software for the first quarter of fiscal 2019 increased by 22%, compared to the corresponding prior year period, due primarily to increased sales in the U.S. and France. Sales of service parts increased by 18% during the first quarter of 2019, compared to the corresponding prior year period, reflecting increased aftermarket sales of service parts across all three regions and product lines. Sales of service fees for the first quarter of fiscal 2019 increased by 6%, compared to the corresponding prior year period, due primarily to an increase in aftermarket service of Hurco products in Germany.

Orders. Orders for the first quarter of fiscal 2019 were $68.0 million, a decrease of $8.9 million, or 12%, compared to the corresponding period in fiscal 2018, and included an unfavorable currency impact of $2.8 million, or 4%, when translating foreign orders to U.S. Dollars.

The following table sets forth new orders booked by geographic region for the first quarter ended January 31, 2019 and 2018 (dollars in thousands):

	Three Months Ended
	January 31,
	2019		2018		$ Change	% Change
Americas	$24,730	36%	$20,514	27%	$4,216	21%
Europe	33,310	49%	44,226	57%	(10,916)	(25)%
Asia Pacific	9,967	15%	12,167	16%	(2,200)	(18)%
Total	$68,007	100%	$76,907	100%	$(8,900)	(12)%

Orders in the Americas for the first quarter of fiscal 2019 increased by 21%, compared to the corresponding period in fiscal 2018. This increase was primarily attributable to increased customer demand in the U.S. for vertical milling machines.

European orders for the first quarter of fiscal 2019 decreased by 25%, compared to the corresponding prior year period, and included an unfavorable currency impact of 4% when translating foreign orders to U.S. Dollars. The year-over-year decrease in orders was driven primarily by decreased customer demand for Hurco and Takumi vertical milling machines in Germany, as well as a decrease in customer demand for electro-mechanical components and accessories manufactured by our wholly-owned subsidiary, LCM.

Asian Pacific orders for the first quarter of fiscal 2019 decreased by 18%, compared to the corresponding prior year period, and included an unfavorable currency impact of 8% when translating foreign orders to U.S. Dollars. The year-over-year decrease in orders was driven primarily by decreased customer demand for Hurco and Takumi machines in China, partially offset by increased customer demand for Hurco machines in Southeast Asia.

Gross Profit. Gross profit for the first quarter of fiscal 2019 was $22.1 million, or 30% of sales, compared to $20.1 million, or 29% of sales, for the corresponding prior year period. The year-over-year increase in gross profit as a percentage of sales reflected the increased volume of sales of vertical milling machines.

Operating Expenses. Selling, general and administrative expenses for the first quarter of fiscal 2019 were $13.9 million, or 19% of sales, compared to $13.0 million, or 19% of sales, in the corresponding period in fiscal 2018, and included a favorable currency impact of $0.5 million when translating foreign expenses to U.S. Dollars for financial reporting purposes.

Operating Income. Operating income for the first quarter of fiscal 2019 was $8.2 million compared to $7.2 million for the corresponding period in fiscal 2018. The increase in operating income year-over-year was primarily driven by the increased volume of sales of vertical milling machines.

Other Income (Expense), Net. Other income (expense), net in the first quarter of fiscal 2019 increased by $0.4 million from the corresponding period in fiscal 2018 primarily due to foreign currency gains on transactions denominated in foreign currencies experienced in fiscal 2019 compared to foreign currency losses experienced in fiscal 2018.

Income Taxes. The effective tax rate for the first quarter of fiscal 2019 was 27%, compared to 61% in the corresponding prior year period. The decrease in the effective tax rate for the first quarter of fiscal 2019 compared to the corresponding prior year period was primarily due to a one-time provisional adjustment related to the Tax Reform Act that was enacted in the first quarter of fiscal 2018. The Tax Reform Act, among other things, lowered the U.S. corporate tax rate from 35% to 21% effective January 1, 2018, implemented a territorial tax system and imposed a tax on the deemed repatriated earnings of foreign subsidiaries. As a result of the changes in tax law, a one-time non-cash tax charge of $0.4 million related to the revaluation of deferred tax assets and liabilities was recorded in the first quarter of fiscal 2018. In addition, a one-time charge of $2.5 million related to the transition tax on deemed repatriation of accumulated foreign income was recorded in the first quarter of fiscal 2018. The impact of these charges increased the effective tax rate by approximately 39% for the first quarter of fiscal 2018.

LIQUIDITY AND CAPITAL RESOURCES

At January 31, 2019, we had cash and cash equivalents of $69.8 million, compared to $77.2 million at October 31, 2018. Approximately 67% of the $69.8 million of cash and cash equivalents is denominated in U.S. Dollars. The balance is attributable to our foreign operations, is held in the local currencies of our various foreign entities and is subject to fluctuations in currency exchange rates. We do not believe that the indefinite reinvestment of these funds offshore impairs our ability to meet our domestic working capital needs.

Working capital was $201.1 million at January 31, 2019, compared to $194.6 million at October 31, 2018. The increase in working capital was primarily due to an increase in inventories and decreases in accounts payable and in accrued payroll and employee benefits.

Capital expenditures of $1.2 million during the first three months of fiscal 2019 were primarily for capital improvements in existing facilities and software development costs. We funded these expenditures with cash on hand.

In December 2012, we entered into the 2012 Credit Agreement, which was in effect through the scheduled maturity date of December 31, 2018, when it terminated. Effective as of December 31, 2018, we and our subsidiary Hurco B.V. entered into the 2018 Credit Agreement with Bank of America, N.A., as the lender. The 2018 Credit Agreement is described further in Note 10 of Notes to the Condensed Consolidated Financial Statements.

In December 2018, in connection with our entry into the 2018 Credit Agreement, (1) using cash on hand, we repaid in full the $1.4 million outstanding under, and terminated, our credit facility in China and (2) we terminated our United Kingdom credit facility. As a result, as of January 31, 2019, our existing credit facilities consist of our €1.5 million revolving credit facility in Germany and the $40.0 million revolving credit facility under the 2018 Credit Agreement.

At January 31, 2019, we had no debt or borrowings under any of our credit facilities. At January 31, 2019, we had an aggregate of $41.7 million available for borrowing under our credit facilities and were in compliance with all covenants relating thereto.

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

On March 6, 2019, HML, our wholly owned subsidiary in Taiwan, closed on an uncommitted revolving credit facility in a maximum aggregate amount of 150 million New Taiwan Dollars, or approximately $5.0 million (the “Taiwan credit facility”).  The Taiwan credit facility has a final maturity date of March 5, 2020.   Also on March 6, 2019, NHML, our wholly owned subsidiary in China, closed on an uncommitted revolving credit facility in a maximum aggregate amount of 32.5 million Chinese Yuan, or approximately $5.0 million (the “China credit facility”).  The China credit facility has a final maturity date of March 5, 2020. No amounts were outstanding under either of these credit facilities as of March 8, 2019.

CRITICAL ACCOUNTING POLICIES

Our accounting policies, which are described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2018, require management to make significant estimates and assumptions using information available at the time the estimates are made. These estimates and assumptions significantly affect various reported amounts of assets, liabilities, revenues, and expenses. If our future experience differs materially from these estimates and assumptions, our results of operations and financial condition would be affected. There were no material changes to our critical accounting policies during the first three months of fiscal 2019.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

There have been no material changes related to our contractual obligations and commitments from the information provided in our Annual Report on Form 10-K for the fiscal year ended October 31, 2018.

OFF BALANCE SHEET ARRANGEMENTS

From time to time, our subsidiaries guarantee third party payment obligations in connection with the sale of machines to customers that use financing. We follow FASB guidance for accounting for guarantees (codified in ASC 460). As of January 31, 2019, we had 25 outstanding third party payment guarantees totaling approximately $687,000. The terms of these guarantees are consistent with the underlying customer financing terms. Upon shipment of a machine, the customer assumes the risk of ownership. The customer does not obtain title, however, until the customer has paid for the machine. A retention of title clause allows us to recover the machine if the customer defaults on the financing. We accrue liabilities under these guarantees at fair value, which amounts are insignificant.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

Certain statements made in this report constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from those expressed or implied by the statements. These risks, uncertainties and other factors include, but are not limited to:

•	The cyclical nature of the machine tool industry;
•	Uncertain economic conditions, which may adversely affect overall demand, in the Americas, Europe and Asia Pacific markets;
•	The risks of our international operations;
•	The limited number of our manufacturing and supply chain sources;
•	The effects of changes in currency exchange rates;
•	Our dependence on new product development;
•	Possible obsolescence of our technology and the need to make technological advances;
•	Competition with larger companies that have greater financial resources;
•	Increases in the prices of raw materials, especially steel and iron products;
•	Acquisitions that could disrupt our operations and affect operating results;
•	Impairment of our assets;
•	Negative or unforeseen tax consequences;
•	The need and/or ability to protect our intellectual property assets;
•	Our ability to integrate acquisitions;
•	Uncertainty concerning our ability to use tax loss carryforwards;
•	Breaches of our network and system security measures;
•	The effect of the loss of members of senior management and key personnel; and
•	Governmental actions, initiatives and regulations, including import and export restrictions, duties and tariffs and changes to tax laws.

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

Interest Rate Risk

Interest on borrowings on our credit facilities are variable and tied to prevailing domestic and foreign interest rates. At January 31, 2019, we had no debt or borrowings under any of our credit facilities.

Foreign Currency Exchange Risk

In the first three months of fiscal 2019, we derived approximately 61% of our revenues from customers located outside of the Americas. All of our computerized machine tools and computer control systems, as well as certain proprietary service parts, are sourced by our U.S.-based engineering and manufacturing division and re-invoiced to our foreign sales and service subsidiaries, primarily in their functional currencies.

Our products primarily are sourced from foreign suppliers or built to our specifications by either our wholly-owned subsidiaries in Taiwan, the U.S., Italy and China, or an affiliated contract manufacturer in Taiwan. Our purchases are predominantly in foreign currencies and in some cases our arrangements with these suppliers include foreign currency risk sharing agreements, which reduce (but do not eliminate) the effects of currency fluctuations on product costs. The predominant portion of the exchange rate risk associated with our product purchases relates to the New Taiwan Dollar and the Euro.

We enter into foreign currency forward exchange contracts from time to time to hedge the cash flow risk related to forecasted inter-company sales and purchases denominated in, or based on, foreign currencies (primarily the Euro, Pound Sterling, and New Taiwan Dollar). We also enter into foreign currency forward exchange contracts to protect against the effects of foreign currency fluctuations on receivables and payables denominated in foreign currencies. We also enter into foreign currency forward exchange contracts to hedge a portion of our net investment denominated in Euros. We do not speculate in the financial markets and, therefore, do not enter into these contracts for trading purposes.

Forward contracts for the sale or purchase of foreign currencies as of January 31, 2019, which are designated as cash flow hedges under FASB guidance related to accounting for derivative instruments and hedging activities, were as follows (in thousands, except weighted average forward rates):

	Notional Amount	Weighted Average		Contract Amount at Forward Rates in U.S. Dollars
Forward Contracts	in Foreign Currency	Forward Rate		Contract Date	January 31, 2019	Maturity Dates
Sale Contracts:
Euro	24,250	1.1957		28,997	28,105	Feb 2019 - Jan 2020
Pound Sterling	7,650	1.3279		10,158	10,099	Feb 2019 - Jan 2020

Purchase Contracts:
New Taiwan Dollar*	904,000	29.560	*	30,582	29,717	Feb 2019 - Jan 2020

*New Taiwan Dollars per U.S. Dollar

Forward contracts for the sale or purchase of foreign currencies as of January 31, 2019, which were entered into to protect against the effects of foreign currency fluctuations on receivables and payables denominated in foreign currencies and are not designated as hedges under FASB guidance, were as follows (in thousands, except weighted average forward rates):

	Notional Amount	Weighted Avg.		Contract Amount at Forward Rates in U.S. Dollars
Forward Contracts	in Foreign Currency	Forward Rate		Contract Date	January 31, 2019	Maturity Dates
Sale Contracts:
Euro	26,331	1.1519		30,329	30,399	Feb 2019 - Dec 2019
South African Rand	15,385	0.0687		1,056	1,134	Apr 2019 – Oct 2019

Purchase Contracts:
New Taiwan Dollar	1,176,525	30.5648	*	38,493	38,413	Feb 2019 - May 2019

* New Taiwan Dollars per U.S. Dollar

We are also exposed to foreign currency exchange risk related to our investment in net assets in foreign countries. To manage this risk, we have maintained a forward contract with a notional amount of €3.0 million. We designated this forward contract as a hedge of our net investment in Euro-denominated assets. We selected the forward method under FASB guidance related to the accounting for derivative instruments and hedging activities. The forward method requires all changes in the fair value of the contract to be reported as a cumulative translation adjustment in Accumulated other comprehensive loss, net of tax, in the same manner as the underlying hedged net assets. This forward contract matures in November 2019. As of January 31, 2019, we had a realized gain of $804,000 and an unrealized loss of $1,000, net of tax, recorded as cumulative translation adjustments in Accumulated other comprehensive loss related to the hedging of our net investment in Euro-denominated assets. Forward contracts for the sale or purchase of foreign currencies as of January 31, 2019, which are designated as net investment hedges under this guidance were as follows (in thousands, except weighted average forward rates):

	Notional Amount	Weighted Avg.	Contract Amount at Forward Rates in U.S. Dollars
Forward Contract	in Foreign Currency	Forward Rate	Contract Date	January 31, 2019	Maturity Date
Sale Contracts:
Euro	3,000	1.1713	3,514	3,516	November 2019

Item 4.	CONTROLS AND PROCEDURES

We conducted an evaluation under the supervision and with participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2019, pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of the evaluation date.

There were no changes in our internal control over financial reporting during the three months ended January 31, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes from the risk factors disclosed in Part I, Item 1A – Risk Factors in our Annual Report on Form 10-K for the year ended October 31, 2018.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes the purchases of common stock made by us during the three months ended January 31, 2019:

	Total Number of Shares Purchased		Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under Plans or Programs(1)
November 2018	0		$0		0	$0
December 2018	0		$0		0	$0
January 2019	13,676	(2)	$29.67	(2)	0	$0
Total	13,676		$29.67		0	$0

(1)	The Company does not have any publicly announced share repurchase plans or programs.
(2)	Represents shares of our common stock that were withheld to satisfy the income tax obligations of recipients of awards of 37,999 restricted shares and earned performance shares granted under the 2008 Plan and 9,852 restricted shares granted under the 2016 Equity Plan in connection with the vesting of such awards.

Item 5.	OTHER INFORMATION

During the period covered by this report, the Audit Committee of our Board of Directors engaged our independent registered public accounting firm to perform non-audit, tax planning services. This disclosure is made pursuant to Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002.

Item 6.	EXHIBITS

EXHIBIT INDEX

3.1	Amended and Restated Articles of Incorporation of the Registrant, incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 1997.

3.2	Amended and Restated By-Laws of the Registrant as amended through November 16, 2017, incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on November 17, 2017.

10.1	Credit Agreement, dated as of December 31, 2018, among Hurco Companies, Inc. and Hurco B.V., as the Borrowers, certain subsidiaries party thereto, as the Guarantors, and Bank of America, N.A., as the Lender, incorporated by reference to Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K filed on January 4, 2019.

31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HURCO COMPANIES, INC.

By:	/s/ Sonja K. McClelland
Sonja K. McClelland
Executive Vice President, Secretary, Treasurer & Chief Financial Officer

March 8, 2019

