Form 10-Q
period 2019-04-30
HURCO COMPANIES INC
filed 2019-06-07
CIK 315374

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended April 30, 2019 or

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to _________.

Commission File No. 0-9143

HURCO COMPANIES, INC.

(Exact name of registrant as specified in its charter)

Indiana	35-1150732
(State or other jurisdiction of	(I.R.S. Employer Identification Number)
incorporation or organization)

One Technology Way
Indianapolis, Indiana	46268
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code	(317) 293-5309

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, no par value	HURC	Nasdaq Global Select Market

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

The number of shares of the Registrant's common stock outstanding as of May 31, 2019 was 6,767,237.

HURCO COMPANIES, INC.

Form 10-Q Quarterly Report for Fiscal Quarter Ended April 30, 2019

PART I - FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

HURCO COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2019	2018	2019	2018
	(Unaudited)		(Unaudited)

Sales and service fees	$70,674	$70,424	$144,887	$138,868

Cost of sales and service	49,037	51,111	101,108	99,434

Gross profit	21,637	19,313	43,779	39,434

Selling, general and administrative expenses	14,111	13,320	28,025	26,286

Operating income	7,526	5,993	15,754	13,148

Interest expense	14	25	26	45

Interest income	99	12	181	30

Investment income	129	6	371	122

Other income (expense), net	(7)	(579)	560	(411)

Income before taxes	7,733	5,407	16,840	12,844

Provision for income taxes	2,481	1,656	4,934	6,156

Net income	$5,252	$3,751	$11,906	$6,688

Income per common share

Basic	$0.77	$0.55	$1.75	$0.99
Diluted	$0.76	$0.55	$1.73	$0.98

Weighted average common shares outstanding

Basic	6,764	6,706	6,750	6,682
Diluted	6,824	6,784	6,816	6,763

Dividends paid per share	$0.12	$0.11	$0.23	$0.21

The accompanying notes are an integral part of the condensed consolidated financial statements.

HURCO COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2019	2018	2019	2018
	(Unaudited)		(Unaudited)

Net income	$5,252	$3,751	$11,906	$6,688

Other comprehensive income (loss):

Translation of foreign currency financial statements	(1,386)	(2,222)	(77)	2,843

(Gain) / loss on derivative instruments reclassified into operations, net of tax of $(14), $138, $(11) and $64, respectively	(48)	415	(36)	193

Gain / (loss) on derivative instruments, net of tax of $84, $106, $5 and $(276), respectively	289	316	19	(826)

Total other comprehensive income (loss)	(1,145)	(1,491)	(94)	2,210

Comprehensive income	$4,107	$2,260	$11,812	$8,898

The accompanying notes are an integral part of the condensed consolidated financial statements.

HURCO COMPANIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	April 30,	October 31,
	2019	2018
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$70,180	$77,170
Accounts receivable, net	44,255	54,414
Inventories, net	148,688	137,609
Derivative assets	1,514	3,085
Prepaid assets	8,839	7,332
Other	2,197	1,825
Total current assets	275,673	281,435
Property and equipment:
Land	868	868
Building	7,352	7,352
Machinery and equipment	27,943	26,840
Leasehold improvements	4,028	3,801
	40,191	38,861
Less accumulated depreciation and amortization	(27,219)	(25,902)
Total property and equipment, net	12,972	12,959
Non-current assets:
Software development costs, less accumulated amortization	7,904	7,452
Goodwill	2,358	2,377
Intangible assets, net	881	938
Deferred income taxes	2,190	2,234
Investments and other assets, net	8,498	8,012
Total non-current assets	21,831	21,013
Total assets	$310,476	$315,407

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$50,109	$57,518
Derivative liabilities	961	2,020
Accrued payroll and employee benefits	10,102	14,032
Accrued income tax	2,440	5,180
Accrued expenses	4,586	4,122
Accrued warranty	2,345	2,497
Short-term debt	—	1,434
Total current liabilities	70,543	86,803
Non-current liabilities:

Accrued tax liability	2,058	2,194
Deferred credits and other	3,841	3,557
Total non-current liabilities	5,899	5,751
Shareholders’ equity:
Preferred stock: no par value per share, 1,000,000 shares authorized; no shares issued	—	—
Common stock: no par value, $.10 stated value per share, 12,500,000 shares authorized, 6,967,719 and 6,891,508 shares issued and 6,767,237 and 6,723,160 shares outstanding, as of April 30, 2019 and October 31, 2018, respectively	677	672
Additional paid-in capital	65,114	64,185
Retained earnings	178,200	167,859
Accumulated other comprehensive loss	(9,957)	(9,863)
Total shareholders’ equity	234,034	222,853
Total liabilities and shareholders’ equity	$310,476	$315,407

The accompanying notes are an integral part of the condensed consolidated financial statements.

HURCO COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2019	2018	2019	2018
	(Unaudited)		(Unaudited)
Cash flows from operating activities:
Net income	$5,252	$3,751	$11,906	$6,688
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Provision for doubtful accounts	(92)	(67)	(139)	91
Deferred income taxes	12	2	(26)	640
Equity in income of affiliates	(123)	(55)	(408)	(194)
Depreciation and amortization	906	1,023	1,845	1,911
Foreign currency (gain) loss	436	465	(356)	(1,049)
Unrealized (gain) loss on derivatives	(425)	(394)	(221)	491
Stock-based compensation	724	629	1,433	1,178
Change in assets and liabilities:
(Increase) decrease in accounts receivable	8,340	(1,398)	10,400	9,039
(Increase) decrease in inventories	(3,473)	(5,978)	(10,570)	(12,925)
(Increase) decrease in prepaid expenses	(386)	(653)	(1,362)	(1,181)
Increase (decrease) in accounts payable	(4,724)	2,427	(7,616)	10,228
Increase (decrease) in accrued expenses	1,116	1,183	(3,641)	(1,737)
Increase (decrease) in accrued income tax	(5,123)	(1,477)	(2,745)	(237)
Net change in derivative assets and liabilities	(75)	(457)	376	(417)
Other	12	(6)	(469)	931
Net cash provided by (used for) operating activities	2,377	(1,005)	(1,593)	13,457

Cash flows from investing activities:
Purchase of property and equipment	(499)	(819)	(1,281)	(1,674)
Proceeds from sale of equipment	9	28	31	86
Software development costs	(508)	(597)	(969)	(1,222)
Net cash provided by (used for) investing activities	(998)	(1,388)	(2,219)	(2,810)

Cash flows from financing activities:
Dividends paid	(818)	(742)	(1,565)	(1,410)
Taxes paid related to net settlement of restricted shares	-	(43)	(499)	(545)
Proceeds from exercise of common stock options	-	62	-	554
Repayment of short-term debt	-	-	(1,454)	-
Net cash provided by (used for) financing activities	(818)	(723)	(3,518)	(1,401)

Effect of exchange rate changes on cash	(139)	(744)	340	823

Net increase (decrease) in cash and cash equivalents	422	(3,860)	(6,990)	10,069

Cash and cash equivalents at beginning of period	69,758	80,236	77,170	66,307

Cash and cash equivalents at end of period	$70,180	$76,376	$70,180	$76,376

The accompanying notes are an integral part of the condensed consolidated financial statements.

HURCO COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(In thousands, except share and per share data)

	Three Months Ended April 30, 2019 and 2018 (Unaudited)
	Common Stock		Additional		Accumulated Other
	Shares Outstanding	Amount	Paid-in Capital	Retained Earnings	Comprehensive Income (Loss)	Total

Balances, January 31, 2018	6,692,778	$669	$62,380	$151,536	$(4,489)	$210,096
Net income	—	—	—	3,751	—	3,751
Other comprehensive income (loss)	—	—	—	—	(1,491)	(1,491)
Exercise of common stock options	4,200	—	62	—	—	62
Stock-based compensation expense	14,920	2	627	—	—	629
Dividends paid - $0.11 per share	—	—	—	(742)	—	(742)
Balances, April 30, 2018	6,711,898	$671	$63,069	$154,545	$(5,980)	$212,305

Balances, January 31, 2019	6,758,123	$676	$64,391	$173,766	$(8,812)	$230,021
Net income	—	—	—	5,252	—	5,252
Other comprehensive income (loss)	—	—	—	—	(1,145)	(1,145)
Stock-based compensation expense	9,114	1	723	—	—	724
Dividends paid - $0.12 per share	—	—	—	(818)	—	(818)
Balances, April 30, 2019	6,767,237	$677	$65,114	$178,200	$(9,957)	$234,034

	Six Months Ended April 30, 2019 and 2018 (Unaudited)
	Common Stock		Additional		Accumulated Other
	Shares Outstanding	Amount	Paid-in Capital	Retained Earnings	Comprehensive Income (Loss)	Total

Balances, October 31, 2017	6,641,197	$664	$61,344	$149,267	$(8,190)	$203,085
Net income	—	—	—	6,688	—	6,688
Other comprehensive income (loss)	—	—	—	—	2,210	2,210
Exercise of common stock options	30,418	3	551	—	—	554
Stock-based compensation expense	40,283	4	1,174	—	—	1,178
Dividends paid - $0.21 per share	—	—	—	(1,410)	—	(1,410)
Balances, April 30, 2018	6,711,898	$671	$63,069	$154,545	$(5,980)	$212,305

Balances, October 31, 2018	6,723,160	$672	$64,185	$167,859	$(9,863)	$222,853
Net income	—	—	—	11,906	—	11,906
Other comprehensive income (loss)	—	—	—	—	(94)	(94)
Stock-based compensation expense	44,077	5	1,428	—	—	1,433
Taxes withheld for vested restricted shares	—	—	(499)	—	—	(499)
Dividends paid - $0.23 per share	—	—	—	(1,565)	—	(1,565)
Balances, April 30, 2019	6,767,237	$677	$65,114	$178,200	$(9,957)	$234,034

The accompanying notes are an integral part of the condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	GENERAL

The unaudited condensed consolidated financial statements include the accounts of Hurco Companies, Inc. and its consolidated subsidiaries. As used in this report, unless the context indicates otherwise, the terms “we”, “us”, “our” and similar language refer to Hurco Companies, Inc. and its consolidated subsidiaries as a whole.

We design, manufacture and sell computerized (i.e., Computer Numeric Control, or CNC) machine tools, consisting primarily of vertical machining centers (mills) and turning centers (lathes), to companies in the metal cutting industry through a worldwide sales, service and distribution network.  Although the majority of our computer control systems and software products are proprietary, they predominantly use industry standard personal computer components.  Our computer control systems and software products are primarily sold as integral components of our computerized machine tool products.  We also provide machine tool components, software options, control upgrades, accessories and replacement parts for our products, as well as customer service, training, and applications support.

The condensed financial information as of April 30, 2019 and for the three and six months ended April 30, 2019 and April 30, 2018 is unaudited. However, in our opinion, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary to present fairly our consolidated financial position, results of operations, changes in shareholders’ equity and cash flows for and at the end of the interim periods. We suggest that you read these condensed consolidated financial statements in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended October 31, 2018.

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

We adopted Accounting Standards Codification (“ASC”) 606 “Revenue from Contracts with Customers” (“ASC 606”) on November 1, 2018, the start of our 2019 fiscal year, and elected the modified retrospective method as of the date of adoption. Prior to the adoption of ASC 606, our revenues were already recognized in the same manner as that required by ASC 606. Therefore, the adoption of ASC 606 did not have an effect on our beginning retained earnings or our overall financial statements as of and for the three and six months ended April 30, 2019.

We recognize revenues from the sale of machine tools, components and accessories and services and reflect the consideration to which we expect to be entitled.  We record revenues based on a five-step model in accordance with Financial Accounting Standards Board (“FASB”) guidance codified in ASC 606. In accordance with ASC 606, we have defined contracts as agreements with our customers and distributors in the form of purchase orders, packing or shipping documents, invoices, and, periodically, verbal requests for components and accessories. For each contract, we identify our performance obligations, which is delivering goods or services, determine the transaction price, allocate the contract transaction price to the performance obligations (when applicable), and recognize the revenue when (or as) the performance obligation is transferred to the customer.  A good or service is transferred when the customer obtains control of that good or service.  Our computerized machine tools are general purpose computer controlled machine tools that are typically used in stand-alone operations. Prior to shipment, we test each machine to ensure the machine’s compliance with standard operating specifications. We deem that the customer obtains control upon delivery of the product and that obtaining control is not contingent upon contractual customer acceptance. Therefore, we recognize revenue from sales of our machine tool systems upon delivery of the product to the customer or distributor, which is normally at the time of shipment.

Depending upon geographic location, after shipment, a machine may be installed at the customer’s facilities by a distributor, independent contractor or by one of our service technicians. In most instances where a machine is sold through a distributor, we have no installation involvement. If sales are direct or through sales agents, we will typically complete the machine installation, which consists of the reassembly of certain parts that were removed for shipping and the re-testing of the machine to ensure that it is performing within the standard specifications. We consider the machine installation process for our three-axis machines to be inconsequential and perfunctory. For our five-axis machines that we install, we estimate the fair value of the installation performance obligation and recognize that installation revenue on a prorate basis over the period of the installation process.

From time to time, and depending upon geographic location, we may provide training or freight services. We consider these services to be perfunctory within the context of the contract, as the value of these services typically does not rise to a material level as a component of the total contract value. Service fees from maintenance contracts are deferred and recognized in earnings on a prorate basis over the term of the contract and are generally sold on a stand-alone basis. Customer discounts and estimated product returns are considered variable consideration and are recorded as a reduction of revenue in the same period that the related sales are recorded.  We have reviewed the overall sales transactions for variable consideration and have determined that these amounts are not significant.

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

We had forward contracts outstanding as of April 30, 2019, denominated in Euros, Pounds Sterling and New Taiwan Dollars with set maturity dates ranging from May 2019 through April 2020. The contract amounts, expressed at forward rates in U.S. Dollars at April 30, 2019, were $24.9 million for Euros, $9.5 million for Pounds Sterling and $26.0 million for New Taiwan Dollars. At April 30, 2019, we had approximately $702,000 of gains, net of tax, related to cash flow hedges deferred in Accumulated other comprehensive loss. Included in this amount were $195,000 of unrealized gains, net of tax, related to cash flow hedge instruments that remain subject to currency fluctuation risk. The majority of these deferred losses will be recorded as an adjustment to Cost of sales and service in periods through April 2020, when the corresponding inventory that is the subject of the related hedge contracts is sold, as described above.

We are also exposed to foreign currency exchange risk related to our investment in net assets in foreign countries. To manage this risk, we entered into a forward contract with a notional amount of €3.0 million in November 2018. We designated this forward contract as a hedge of our net investment in Euro denominated assets. We selected the forward method under FASB guidance related to the accounting for derivative instruments and hedging activities. The forward method requires all changes in the fair value of the contract to be reported as a cumulative translation adjustment in Accumulated other comprehensive loss, net of tax, in the same manner as the underlying hedged net assets. This forward contract matures in November 2019. As of April 30, 2019, we had $804,000 of realized gains and $72,000 of unrealized gains, net of tax, recorded as cumulative translation adjustments in Accumulated other comprehensive loss related to this forward contract.

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

We had forward contracts outstanding as of April 30, 2019, denominated in Euros, South African Rand, and New Taiwan Dollar with set maturity dates ranging from May 2019 through April 2020. The contract amounts, expressed at forward rates in U.S. Dollars at April 30, 2019, totaled $61.4 million.

Fair Value of Derivative Instruments

We recognize the fair value of derivative instruments as assets and liabilities on a gross basis on our Condensed Consolidated Balance Sheets. As of April 30, 2019 and October 31, 2018, all derivative instruments were recorded at fair value on our Consolidated Balance Sheets as follows (in thousands):

	April 30, 2019		October 31, 2018
Derivatives	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Designated as Hedging Instruments:
Foreign exchange forward contracts	Derivative assets	$1,074	Derivative assets	$2,654
Foreign exchange forward contracts	Derivative liabilities	$729	Derivative liabilities	$1,616
Not Designated as Hedging Instruments:
Foreign exchange forward contracts	Derivative assets	$440	Derivative assets	$431
Foreign exchange forward contracts	Derivative liabilities	$232	Derivative liabilities	$404

Effect of Derivative Instruments on the Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Changes in Shareholders’ Equity and Condensed Consolidated Statements of Income

Derivative instruments had the following effects on our Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Changes in Shareholders’ Equity and Condensed Consolidated Statements of Income, net of tax, during the three months ended April 30, 2019 and 2018 (in thousands):

Derivatives	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Loss)		Location of Gain (Loss) Reclassified from Other Comprehensive Income (Loss)	Amount of Gain (Loss) Reclassified from Other Comprehensive Income (Loss)
	Three Months Ended April 30,			Three Months Ended April 30,
	2019	2018		2019	2018
Designated as Hedging Instruments:
(Effective portion)
Foreign exchange forward contracts – Intercompany sales/purchases	$289	$316	Cost of sales and service	$48	$(415)

Foreign exchange forward contract – Net investment	$74	$89

We did not recognize any gains or losses as a result of hedges deemed ineffective for the three months ended April 30, 2019 and 2018.

We recognized the following gains and losses in our Condensed Consolidated Statements of Income during the three months ended April 30, 2019 and 2018 on derivative instruments not designated as hedging instruments (in thousands):

Derivatives	Location of Gain (Loss) Recognized in Operations	Amount of Gain (Loss) Recognized in Operations
		Three Months Ended April 30,
		2019	2018
Not Designated as Hedging Instruments:
Foreign exchange forward contracts	Other income (expense), net	$345	$(12)

The following table presents the changes in the components of Accumulated other comprehensive loss, net of tax, for the three months ended April 30, 2019 (in thousands):

	Foreign Currency Translation	Cash Flow Hedges	Total
Balance, January 31, 2019	$(9,283)	$471	$(8,812)
Other comprehensive income (loss) before reclassifications	(1,386)	289	(1,097)
Reclassifications	—	(48)	(48)
Balance, April 30, 2019	$(10,669)	$712	$(9,957)

Derivative instruments had the following effects on our Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Changes in Shareholders’ Equity and Condensed Consolidated Statements of Income, net of tax, during the six months ended April 30, 2019 and 2018 (in thousands):

Derivatives	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Loss)		Location of Gain (Loss) Reclassified from Other Comprehensive Income (Loss)	Amount of Gain (Loss) Reclassified from Other Comprehensive Income (Loss)
	Six Months Ended April 30,			Six Months Ended April 30,
	2019	2018		2019	2018
Designated as Hedging Instruments:
(Effective portion)
Foreign exchange forward contracts – Intercompany sales/purchases	$19	$(826)	Cost of sales and service	$36	$(193)

Foreign exchange forward contract – Net investment	$72	$(77)

We did not recognize any gains or losses as a result of hedges deemed ineffective for the six months ended April 30, 2019 and 2018.

We recognized the following gains and losses in our Condensed Consolidated Statements of Income during the six months ended April 30, 2019 and 2018 on derivative instruments not designated as hedging instruments (in thousands):

Derivatives	Location of Gain (Loss) Recognized in Operations	Amount of Gain (Loss) Recognized in Operations
		Six Months Ended April 30,
		2019	2018
Not Designated as Hedging Instruments:
Foreign exchange forward contracts	Other income (expense), net	$111	$(1,268)

The following table presents the changes in the components of Accumulated other comprehensive loss, net of tax, for the six months ended April 30, 2019 (in thousands:)

	Foreign Currency Translation	Cash Flow Hedges	Total
Balance, October 31, 2018	$(10,592)	$729	$(9,863)
Other comprehensive income (loss) before reclassifications	(77)	19	(58)
Reclassifications	—	(36)	(36)
Balance, April 30, 2019	$(10,669)	$712	$(9,957)

4.	EQUITY INCENTIVE PLAN

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

A summary of stock option activity for the six-month period ended April 30, 2019, is as follows:

	Stock	Weighted Average
	Options	Exercise Price

Outstanding at October 31, 2018	37,045	$21.69
Options granted	—	—
Options exercised	—	—
Options cancelled	—	—
Outstanding at April 30, 2019	37,045	$21.69

Summarized information about outstanding stock options as of April 30, 2019, that have already vested and are currently exercisable, are as follows:

Options Already Vested and Currently Exercisable

Number of outstanding options	37,045
Weighted average remaining contractual life (years)	2.78
Weighted average exercise price per share	$21.69
Intrinsic value of outstanding options	$653,000

The intrinsic value of an outstanding stock option is calculated as the difference between the stock price as of April 30, 2019 and the exercise price of the option.

On March 14, 2019, the Compensation Committee granted a total of 11,824 shares of time-based restricted stock to our non-employee directors. The restricted shares vest in full one year from the date of grant provided the recipient remains on the board of directors through that date. The grant date fair value of the restricted shares was based on the closing sales price of our common stock on the grant date, which was $40.58 per share.

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

A reconciliation of our restricted stock, performance share and PSU activity and related information for the six-month period ended April 30, 2019 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at October 31, 2018	168,348	$37.24
Shares or units granted	102,349	38.28
Shares or units vested	(44,077)	33.29
Shares or units cancelled	(12,462)	29.82
Shares withheld	(13,676)	29.67
Unvested at April 30, 2019	200,482	$39.62

During the first six months of fiscal 2019 and 2018, we recorded $1.4 million and $1.2 million, respectively, of stock-based compensation expense related to grants under the 2008 Plan and the 2016 Equity Plan. As of April 30, 2019, there was an estimated $5.2 million of total unrecognized stock-based compensation cost that we expect to recognize by the end of the first quarter of fiscal 2022.

5.	EARNINGS PER SHARE

Per share results have been computed based on the average number of common shares outstanding over the period in question. The computation of basic and diluted net income per share is determined using net income applicable to common shareholders as the numerator and the number of shares outstanding as the denominator as follows (in thousands, except per share amounts):

	Three Months Ended				Six Months Ended
	April 30,				April 30,
	2019		2018		2019		2018
	Basic	Diluted	Basic	Diluted	Basic	Diluted	Basic	Diluted
Net income	$5,252	$5,252	$3,751	$3,751	$11,906	$11,906	$6,688	$6,688
Undistributed earnings allocated to participating shares	(44)	(44)	(23)	(23)	(100)	(100)	(41)	(41)
Net income applicable to common shareholders	$5,208	$5,208	$3,728	$3,728	$11,806	$11,806	$6,647	$6,647

Weighted average shares outstanding	6,764	6,764	6,706	6,706	6,750	6,750	6,682	6,682
Stock options and contingently issuable securities	—	60	—	78	—	66	—	81
	6,764	6,824	6,706	6,784	6,750	6,816	6,682	6,763

Income per share	$0.77	$0.76	$0.55	$0.55	$1.75	$1.73	$0.99	$0.98

6.	ACCOUNTS RECEIVABLE

Accounts receivable are net of allowances for doubtful accounts of $888,000 as of April 30, 2019 and $1.0 million as of October 31, 2018.

7.	INVENTORIES

Inventories, priced at the lower of cost (first-in, first-out method) or net realizable value, are summarized below (in thousands):

	April 30,	October 31,
	2019	2018
Purchased parts and sub-assemblies	$40,741	$38,303
Work-in-process	18,980	22,786
Finished goods	88,967	76,520
	$148,688	$137,609

8.	SEGMENT INFORMATION

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

From time to time, our subsidiaries guarantee third party payment obligations in connection with the sale of machines to customers that use financing. We follow FASB guidance for accounting for guarantees (codified in ASC 460). As of April 30, 2019, we had 24 outstanding third party payment guarantees totaling approximately $0.6 million. The terms of these guarantees are consistent with the underlying customer financing terms. Upon shipment of a machine, the customer assumes the risk of ownership and control. The customer does not obtain title, however, until the customer has paid for the machine. A retention of title clause allows us to recover the machine if the customer defaults on the financing. We accrue liabilities under these guarantees at fair value, which amounts are insignificant.

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

	Six Months Ended April 30,
	2019	2018
Balance, beginning of period	$2,497	$1,772
Provision for warranties during the period	1,630	2,205
Charges to the reserve	(1,793)	(1,754)
Impact of foreign currency translation	11	30
Balance, end of period	$2,345	$2,253

The year-over-year increase in our warranty reserve was primarily due to an increase in unit sales volume.

10.	DEBT AGREEMENTS

On December 7, 2012, we entered into an agreement, which was subsequently amended on May 9, 2014, June 5, 2014, December 5, 2014 and December 6, 2016 (as amended, the “2012 Credit Agreement”) with JP Morgan Chase Bank, N.A that provided us with an unsecured revolving credit and letter of credit facility. The 2012 Credit Agreement terminated on its scheduled maturity date of December 31, 2018.

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

Borrowings under the 2018 Credit Agreement bear interest at floating rates based on, at our option, either (i) a LIBOR-based rate, or other alternative currency-based rate approved by the lender, plus 0.75% per annum, or (ii) a base rate (which is the highest of (a) the federal funds rate plus 0.50%, (b) the prime rate or (c) the one month LIBOR-based rate plus 1.00%), plus 0.00% per annum. Outstanding letters of credit will carry an annual rate of 0.75%.

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

In December 2018, in connection with our entry into the 2018 Credit Agreement, (1) using cash on hand, we repaid in full the $1.4 million outstanding under, and terminated, our credit facility in China and (2) we terminated our United Kingdom credit facility. In March 2019, our wholly-owned subsidiaries in Taiwan, Hurco Manufacturing Ltd. (“HML”), and China, Ningbo Hurco Machine Tool Co. Ltd. (“NHML”), closed on uncommitted revolving credit facilities with maximum aggregate amounts of 150 million New Taiwan Dollars (the “Taiwan credit facility”) and 32.5 million Chinese Yuan (the “China credit facility”), respectively. Both the Taiwan and China credit facilities have a final maturity date of March 5, 2020.

As a result, as of April 30, 2019, our existing credit facilities consist of our €1.5 million revolving credit facility in Germany, the 150 million New Taiwan Dollars Taiwan credit facility, the 32.5 million Chinese Yuan China credit facility and the $40.0 million revolving credit facility under the 2018 Credit Agreement.

As of April 30, 2019, there were no borrowings under any of our credit facilities and there was $51.4 million of available borrowing capacity thereunder.

11.	INCOME TAXES

In December 2017, the U.S. Tax Cuts and Jobs Act of 2017 (the “Tax Reform Act”) was enacted. The Tax Reform Act lowered the U.S. corporate tax rate from 35% to 21%, implemented a territorial tax system from a worldwide system, imposed a tax on deemed repatriation of earnings of foreign subsidiaries, and added provisions related to Global Intangible Low Taxed Income (“GILTI”) and Foreign-derived Intangible Income (“FDII”), among other provisions.

The Tax Reform Act created a new requirement that GILTI income earned by Controlled Foreign Corporations (“CFC’s”) must be included in the gross income of the CFC’s U.S. shareholder effective in fiscal 2019. Under U.S. generally accepted accounting principles (“U.S. GAAP”), we are allowed to make an accounting policy choice of either (1) treating taxes due on U.S. inclusions in taxable income related to GILTI as a current period expense when incurred (the “period cost method”) or (2) factoring such amounts into our measurement of deferred taxes (the “deferred method”). We have included an estimate of the GILTI tax using the period cost method in our annualized effective tax rate used to determine tax expense for the three and six months ended April 30, 2019.

The Tax Reform Act also created the FDII for U.S. companies that derive income from the export of tangible and intangible property and services effective in fiscal 2019. We have included an estimate of the deduction attributable to FDII in our annualized effective tax rate used to determine tax expense for the three and six months ended April 30, 2019.

We recorded income tax expense during the first six months of fiscal 2019 of $4.9 million compared to $6.2 million for the same period in fiscal 2018. Our effective tax rate for the first six months of fiscal 2019 was 29%, compared to 48% in the corresponding prior year period.

Our unrecognized tax benefits were $234,000 as of April 30, 2019 and $205,000 as of October 31, 2018, and in each case included accrued interest.

We recognize accrued interest and penalties related to unrecognized tax benefits as components of income tax expense.   As of April 30, 2019, the gross amount of interest accrued, reported in Accrued expenses and other, was approximately $30,000, which did not include the federal tax benefit of interest deductions.

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

In accordance with this guidance, the following table represents the fair value hierarchy for our financial assets and liabilities measured at fair value as of April 30, 2019 and October 31, 2018 (in thousands):

	Assets		Liabilities
	April 30, 2019	October 31, 2018	April 30, 2019	October 31, 2018
Level 1
Deferred Compensation	$1,917	$1,723	$—	$—

Level 2
Derivatives	$1,514	$3,085	$961	$2,020

Included in Level 1 assets are mutual fund investments under a nonqualified deferred compensation plan. We estimate the fair value of these investments on a recurring basis using market prices that are readily available.

Included in Level 2 fair value measurements are derivative assets and liabilities related to gains and losses on foreign currency forward exchange contracts entered into with a third party. We estimate the fair value of these derivatives on a recurring basis using foreign currency exchange rates obtained from active markets. Derivative instruments are reported in the accompanying condensed consolidated financial statements at fair value. We have derivative financial instruments in the form of foreign currency forward exchange contracts as described in Note 3 of Notes to the Condensed Consolidated Financial Statements. The U.S. Dollar equivalent notional amounts of these contracts was $127.5 million and $145.2 million at April 30, 2019 and October 31, 2018, respectively.

The fair value of our foreign currency forward exchange contracts and the related currency positions are subject to offsetting market risk resulting from foreign currency exchange rate volatility. The counterparty to the forward exchange contracts is a substantial and creditworthy financial institution. We do not consider either the risk of counterparties non-performance or the economic consequences of counterparty non-performance to be material risks.

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

New Accounting Pronouncements:

Between February 2016 and February 2019, the FASB issued ASU No. 2016-02, Leases (Topic 842), and various related updates, which establish a comprehensive new lease accounting model. ASU 2016-02 clarifies the definition of a lease, requires a dual approach to lease classification similar to current lease classifications, and requires lessees to recognize leases on the balance sheet as a lease liability with a corresponding right-of-use asset for leases with a lease-term of more than twelve months. ASU 2016-02 is effective for our fiscal year 2020, including interim periods within the fiscal year, and requires modified retrospective application. Early adoption is permitted. We are currently assessing the impact this new accounting guidance will have on our consolidated financial statements and disclosures.

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, which simplifies the application of hedge accounting and enables companies to better portray the economics of their risk management activities in their financial statements. ASU 2017-12 is effective for our fiscal year 2020, including interim periods within the fiscal year, and requires modified retrospective application. Early adoption is permitted. We do not anticipate that the adoption of this new accounting guidance will have a material impact on our consolidated financial statements and disclosures.

In February 2018, the FASB issued ASU No. 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which will allow a reclassification from accumulated other comprehensive income to retained earnings for the tax effects resulting from the Tax Reform Act that are stranded in accumulated other comprehensive income. This standard also requires certain disclosures about stranded tax effects. This ASU, however, does not change the underlying guidance that requires the effect of a change in tax laws or rates be included in income from continuing operations. ASU 2018-02 will be effective for our fiscal year 2020, with the option to early adopt at any time prior to the effective date. It must be applied either in the period of adoption or retrospectively to each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Reform Act is recognized. We are currently assessing the impact this new accounting guidance will have on our consolidated financial statements and disclosures.

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

The market for machine tools is international in scope. We have both significant foreign sales and significant foreign manufacturing operations. During the first six months of fiscal 2019, approximately 51% of our revenues were attributable to customers in Europe, where we typically sell more of our higher-performance, higher-priced VMX series machines. Additionally, approximately 12% of our revenues were attributable to customers in the Asia Pacific region, where we encounter greater price pressures.

We have three brands of CNC machine tools in our product portfolio: Hurco is the premium brand focused on innovative technology; Milltronics is the general purpose brand with a simplified control and straightforward feature sets; and Takumi is an industry-standard brand with machines that are equipped with industry-standard controls instead of the proprietary controls found on Hurco and Milltronics machines. Typically, manufacturing facilities that use industry-standard controls focus on medium to high production, wherein they run large batches of a few types of parts instead of small batches of many different types of parts. The Takumi brand is also targeted to die and mold customers. The Hurco, Milltronics and Takumi product lines represent a comprehensive product portfolio of more than 150 different models. In addition, through our wholly-owned subsidiary LCM Precision Technology S.r.l. (“LCM”), we produce machine tool components and accessories.

We principally sell our products through more than 170 independent agents and distributors throughout North and South America (the “Americas”), Europe and Asia. Although some distributors carry competitive products, we are the primary line for the majority of our distributors globally. We also have our own direct sales and service organizations in China, France, Germany, India, Italy, Poland, Singapore, South Africa, Taiwan, the United Kingdom and certain parts of the United States, which are among the world’s principal machine tool consumption markets. The vast majority of our machine tools are manufactured to our specifications primarily by our wholly-owned subsidiary in Taiwan, HML. Machine castings and components to support HML’s production are manufactured at our wholly-owned subsidiary in Ningbo, China, NHML. Components to support our SRT line of five-axis machining centers, such as the direct drive spindle, swivel head and rotary table, are manufactured by LCM in Italy.

Our sales to foreign customers are denominated, and payments by those customers are made, in the prevailing currencies in the countries in which those customers are located (primarily the Euro, Pound Sterling and Chinese Yuan). Our product costs are incurred and paid primarily in the New Taiwan Dollar and the U.S. Dollar. Changes in currency exchange rates may have a material effect on our operating results and consolidated financial statements as reported under U.S. GAAP. For example, when the U.S. Dollar weakens in value relative to a foreign currency, sales made, and expenses incurred, in that currency when translated to U.S. Dollars for reporting in our financial statements, are higher than would be the case when the U.S. Dollar is stronger. In the comparison of our period-to-period results, we discuss the effect of currency translation on those results, which reflect translation to U.S. Dollars at exchange rates prevailing during the period covered by those financial statements.

Our high levels of foreign manufacturing and sales also expose us to cash flow risks due to fluctuating currency exchange rates. We seek to mitigate those risks through the use of various derivative instruments, principally foreign currency forward exchange contracts. See Note 3 of Notes to the Condensed Consolidated Financial Statements for additional information.

RESULTS OF OPERATIONS

Three Months Ended April 30, 2019 Compared to Three Months Ended April 30, 2018

Sales and Service Fees. Sales and service fees for the second quarter of fiscal 2019 were $70.7 million, an increase of $250,000, or less than 1%, compared to the corresponding prior year period and included an unfavorable currency impact of $3.0 million, or 4%, when translating foreign sales to U.S. dollars for financial reporting purposes.

Sales and Service Fees by Geographic Region

The following table sets forth net sales and service fees by geographic region for the quarters ended April 30, 2019 and 2018 (dollars in thousands):

	Three Months Ended April 30,
	2019		2018		$ Change	% Change
Americas	$23,830	34%	$21,653	31%	$2,177	10%
Europe	38,103	54%	38,246	54%	(143)	(0)%
Asia Pacific	8,741	12%	10,525	15%	(1,784)	(17)%
Total	$70,674	100%	$70,424	100%	$250	0%

Sales in the Americas for the second quarter of fiscal 2019 increased by 10%, compared to the corresponding period in fiscal 2018. The increase in sales for the second quarter of fiscal 2019 was primarily attributable to sales of vertical milling machines from a U.S. machine tool distributor acquired by Hurco in the fourth quarter of fiscal 2018 located in California, one of the largest machine tool markets in the U.S., and increased customer demand for Hurco and Takumi vertical milling machines in the U.S. European sales for the second quarter of fiscal 2019 were relatively unchanged compared to the corresponding period in fiscal 2018, and included an unfavorable currency impact of 7%, when translating foreign sales to U.S. dollars for financial reporting purposes, which was largely offset by increased sales of Hurco vertical milling machines in Germany. Asian Pacific sales for the second quarter of fiscal 2019 decreased by 17%, compared to the corresponding period in fiscal 2018. The decrease in Asian Pacific sales for the second quarter of fiscal 2019 was primarily attributable to decreased shipments of Hurco vertical milling machines and Takumi bridge mill machines in China and an unfavorable currency impact of 2% when translating foreign sales to U.S. dollars for financial reporting purposes.

Sales and Service Fees by Product Category

The following table sets forth net sales and service fees by product category for the quarters ended April 30, 2019 and 2018 (dollars in thousands):

	Three Months Ended April 30,
	2019		2018		$ Change	% Change
Computerized Machine Tools	$60,567	86%	$60,741	86%	$(174)	0%
Computer Control Systems and Software †	692	1%	635	1%	57	9%
Service Parts	7,128	10%	6,872	10%	256	4%
Service Fees	2,287	3%	2,176	3%	111	5%
Total	$70,674	100%	$70,424	100%	$250	0%

† Amounts shown do not include computer control systems and software sold as an integrated component of computerized machine systems.

Sales of computerized machine tools decreased slightly for the second quarter of fiscal 2019, compared to the corresponding period in fiscal 2018, and included an unfavorable currency impact of 4% when translating foreign sales to U.S. dollars for financial reporting purposes. Sales of computer control systems and software increased by 9%, compared to the corresponding period in fiscal 2018, due mainly to an increase in aftermarket software sales in France. Sales of service parts and service fees increased in the second quarter of fiscal 2019 by 4% and 5%, respectively, compared to the corresponding period in fiscal 2018. The increases were primarily attributable to sales of aftermarket sales and service from the newly acquired distributor.

Orders. Orders for the second quarter of fiscal 2019 were $67.2 million, a decrease of $12.7 million, or 16%, compared to the corresponding period in fiscal 2018, and included an unfavorable currency impact of $2.6 million, or 3%, when translating foreign orders to U.S. dollars.

The following table sets forth new orders booked by geographic region for the quarters ended April 30, 2019 and 2018 (dollars in thousands):

	Three Months Ended April 30,
	2019		2018		$ Change	% Change
Americas	$20,268	30%	$20,869	26%	$(601)	(3)%
Europe	36,840	55%	46,084	58%	(9,244)	(20)%
Asia Pacific	10,099	15%	12,971	16%	(2,872)	(22)%
Total	$67,207	100%	$79,924	100%	$(12,717)	(16)%

Orders in the Americas for the second quarter of fiscal 2019 decreased by 3%, compared to the corresponding period in fiscal 2018, due primarily to decreased customer demand in the U.S. for vertical milling machines, partially offset by an increase in orders for vertical milling machines by the newly acquired distributor. European orders for the second quarter of fiscal 2019 decreased by 20%, compared to the corresponding period in fiscal 2018, and included an unfavorable currency impact of 5% when translating foreign orders to U.S. dollars. The year-over-year decrease in European orders was driven primarily by decreased customer demand for Hurco and Takumi vertical milling machines. Asian Pacific orders for the second quarter of fiscal 2019 decreased by 22%, compared to the corresponding period in fiscal 2018, and included an unfavorable currency impact of 2% when translating foreign orders to U.S. dollars. The year-over-year decrease in Asian Pacific orders was mainly the result of decreased customer demand for Hurco and Takumi machines in China.

Gross Profit. Gross profit for the second quarter of fiscal 2019 was $21.6 million, or 31% of sales, compared to $19.3 million, or 27% of sales, for the corresponding prior year period. The year-over-year increase in gross profit as a percentage of sales reflected an increased mix of larger, higher-priced vertical milling machine sales, as well as margin contribution from vertical milling machine sales from the newly acquired distributor.

Operating Expenses. Selling, general and administrative expenses for the second quarter of fiscal 2019 were $14.1 million, or 20% of sales, compared to $13.3 million, or 19% of sales, in the corresponding period in fiscal 2018, and included a favorable currency impact of $503,000 when translating foreign expenses to U.S. dollars for financial reporting purposes. The increase in year-over-year selling, general and administrative expenses was primarily related to increased salaries and benefits, increased sales and marketing expenses and operating expenses associated with the newly acquired distributor.

Operating Income. Operating income for the second quarter of fiscal 2019 was $7.5 million, compared to $6.0 million for the corresponding period in fiscal 2018. The increase in operating income year-over-year was driven primarily by an increased sales mix of larger, higher-priced vertical milling machine sales.

Other Income (Expense), Net. Other income (expense) in the second quarter of fiscal 2019 increased by $0.6 million from the corresponding period in fiscal 2018, due primarily to the net realized and unrealized losses from foreign currency fluctuations on payables and receivables, net of foreign currency forward exchange contracts.

Income Taxes. The effective tax rate for the second quarter of fiscal 2019 was 32%, compared to 31% in the corresponding prior year period. The year-over-year increase in the effective tax rate for the second quarter was primarily due to a shift in taxable income and loss among the various geographic regions.

Six Months Ended April 30, 2019 Compared to Six Months Ended April 30, 2018

Sales and Service Fees. Sales and service fees for the first six months of fiscal 2019 were $144.9 million, an increase of $6.0 million, or 4%, compared to the corresponding period in fiscal 2018, and included an unfavorable currency impact of $5.7 million, or 4%, when translating foreign sales to U.S. dollars for financial reporting purposes.

Sales and Service Fees by Geographic Region

The following table sets forth net sales and service fees by geographic region for the six months ended April 30, 2019 and 2018 (dollars in thousands):

	Six Months Ended April 30,
	2019		2018		$ Change	% Change
Americas	$52,986	37%	$42,683	31%	$10,303	24%
Europe	73,815	51%	76,564	55%	(2,749)	(4)%
Asia Pacific	18,086	12%	19,621	14%	(1,535)	(8)%
Total	$144,887	100%	$138,868	100%	$6,019	4%

Sales in the Americas for the first six months of fiscal 2019 increased by 24%, compared to the corresponding period in fiscal 2018. The increase in sales for the first six months of fiscal 2019 was primarily attributable to sales of vertical milling machines from the newly acquired distributor, as well as increased customer demand for Hurco and Takumi vertical milling machines in the U.S. European sales for the first six months of fiscal 2019 decreased by 4%, compared to the corresponding period in fiscal 2018. The decrease in European sales was primarily attributable to an unfavorable currency impact of 6%, when translating foreign sales to U.S. dollars for financial reporting purposes. Asian Pacific sales for the first six months of fiscal 2019 decreased by 8%, compared to the corresponding period in fiscal 2018. The decrease in Asian Pacific sales was primarily attributable to decreased shipments of Hurco vertical milling machines and Takumi bridge mill machines in China and an unfavorable currency impact of 5%, when translating foreign sales to U.S. dollars for financial reporting purposes.

Sales and Service Fees by Product Category

The following table sets forth net sales and service fees by product category for the six months ended April 30, 2019 and 2018 (dollars in thousands):

	Six Months Ended April 30,
	2019		2018		$ Change	% Change
Computerized Machine Tools	$124,799	86%	$120,544	87%	$4,255	4%
Computer Control Systems and Software †	1,425	1%	1,238	1%	187	15%
Service Parts	14,258	10%	12,915	9%	1,343	10%
Service Fees	4,405	3%	4,171	3%	234	6%
Total	$144,887	100%	$138,868	100%	$6,019	4%

†	Amounts shown do not include computer control systems and software sold as an integrated component of computerized machine systems.

Sales of computerized machine tools for the first six months of fiscal 2019 increased by 4%, compared to the corresponding period in fiscal 2018, and included an unfavorable currency impact of 4% when translating foreign sales to U.S. dollars for financial reporting purposes. The increase in sales was primarily attributable to sales of vertical milling machines by the newly acquired distributor. Sales of computer control systems and software increased by 15%, compared to the corresponding period in fiscal 2018, due mainly to an increase in aftermarket software sales in France. Sales of service parts and service fees increased in the first six months of fiscal 2019 by 10% and 6%, respectively, compared to the corresponding period in fiscal 2018. The increases were primarily attributable to sales of aftermarket sales and service by the newly acquired distributor.

Orders. Orders for the first six months of fiscal 2019 were $135.2 million, a decrease of $21.6 million, or 14%, compared to the corresponding period in fiscal 2018, and included an unfavorable currency impact of $5.2 million, or 3%, when translating foreign orders to U.S. dollars.

The following table sets forth new orders booked by geographic region for the first six months of fiscal 2019 and 2018 (dollars in thousands):

	Six Months Ended April 30,
	2019		2018		$ Change	% Change
Americas	$44,998	33%	$41,383	26%	$3,615	9%
Europe	70,150	52%	90,310	58%	(20,160)	(22)%
Asia Pacific	20,066	15%	25,138	16%	(5,072)	(20)%
Total	$135,214	100%	$156,831	100%	$(21,617)	(14)%

Orders in the Americas for the first six months of fiscal 2019 increased by 9%, with such increase primarily attributable to orders for vertical milling machines by the newly acquired distributor and increased customer demand for Hurco vertical milling machines in the U.S. European orders for the first six months of fiscal 2019 decreased by 22%, compared to the corresponding prior year period, and included an unfavorable currency impact of 5% when translating foreign orders to U.S. dollars. The year-over-year decrease in orders was driven primarily by decreased customer demand for Hurco and Takumi vertical milling machines, as well as a decrease in customer demand for electro-mechanical components and accessories manufactured by our wholly-owned subsidiary, LCM. Asian Pacific orders for the first six months of fiscal 2019 decreased by 20%, compared to the corresponding prior year period, and included an unfavorable currency impact of 4%, when translating foreign orders to U.S. dollars. The year-over-year decrease in orders was mainly the result of decreased customer demand for Hurco and Takumi machines in China.

Gross Profit. Gross profit for the first six months of fiscal 2019 was $43.8 million, or 30% of sales, compared to $39.4 million, or 28% of sales, for the corresponding prior year period. The year-over-year increase in gross profit as a percentage of sales reflected an increased mix of larger, higher-priced vertical milling machine sales, as well as margin contribution from the vertical milling machine sales from the newly acquired distributor.

Operating Expenses. Selling, general and administrative expenses for the first six months of fiscal 2019 were $28.0 million, or 19% of sales, compared to $26.3 million, or 19% of sales, in the prior year period and included a favorable currency impact of $1.0 million when translating foreign expenses to U.S. dollars for financial reporting purposes. The increase in year-over-year selling, general and administrative expenses was primarily related to increased salaries and benefits, increased sales and marketing expenses and operating expenses associated with the newly acquired distributor.

Operating Income. Operating income for the first six months of fiscal 2019 was $15.8 million, compared to $13.1 million for the corresponding period in fiscal 2018. The increase in operating income year-over-year was driven primarily by an increased sales mix of larger, higher-priced vertical milling machine sales.

Other Income (Expense), Net. Other income (expense) in the first six months of fiscal 2019 increased by $1.0 million from the corresponding period in fiscal 2018, due primarily to the net realized and unrealized losses from foreign currency fluctuations on payables and receivables, net of foreign currency forward exchange contracts.

Income Taxes. The effective tax rate for the first six months of fiscal 2019 was 29%, compared to 48% in the corresponding prior year period. The year-over-year decrease in the effective tax rate for the first six months was primarily due to one-time charges of $2.9 million related to the Tax Reform Act recorded in the first quarter of fiscal 2018. The impact of these one-time charges increased the effective tax rate by approximately 39% for the first quarter of fiscal 2018.

LIQUIDITY AND CAPITAL RESOURCES

At April 30, 2019, we had cash and cash equivalents of $70.2 million, compared to $77.2 million at October 31, 2018. Approximately 53% of the $70.2 million of cash and cash equivalents is denominated in U.S. Dollars. The balance is attributable to our foreign operations and is held in the local currencies of our various foreign entities subject to fluctuations in currency exchange rates. We do not believe that the indefinite reinvestment of these funds offshore impairs our ability to meet our domestic working capital needs.

Working capital was $205.1 million at April 30, 2019, compared to $194.6 million at October 31, 2018. The increase in working capital was primarily due to an increase in inventories and decreases in accounts payable and accrued payroll and employee benefits.

Capital expenditures of $2.3 million during the first six months of fiscal 2019 were primarily for capital improvements in existing facilities and software development costs. We funded these expenditures with cash on hand.

See Note 10 of Notes to the Condensed Consolidated Financial Statements for a description of our credit facilities. As of April 30, 2019, there were no borrowings under any of our credit facilities, there was $51.4 million of available borrowing capacity thereunder and we were in compliance with all covenants relating thereto.

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

CRITICAL ACCOUNTING POLICIES

Our accounting policies, which are described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2018, require management to make significant estimates and assumptions using information available at the time the estimates are made. These estimates and assumptions significantly affect various reported amounts of assets, liabilities, revenues and expenses. If our future experience differs materially from these estimates and assumptions, our results of operations and financial condition would be affected. There were no material changes to our critical accounting policies during the first six months of fiscal 2019.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

There have been no material changes related to our contractual obligations and commitments from the information provided in our Annual Report on Form 10-K for the fiscal year ended October 31, 2018.

OFF BALANCE SHEET ARRANGEMENTS

From time to time, our subsidiaries guarantee third party payment obligations in connection with the sale of machines to customers that use financing. We follow FASB guidance for accounting for guarantees (codified in ASC 460). As of April 30, 2019, we had 24 outstanding third party payment guarantees totaling approximately $0.6 million. The terms of these guarantees are consistent with the underlying customer financing terms. Upon shipment of a machine, the customer assumes the risk of ownership and control. The customer does not obtain title, however, until the customer has paid for the machine. A retention of title clause allows us to recover the machine if the customer defaults on the financing. We accrue liabilities under these guarantees at fair value, which amounts are insignificant.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

Certain statements made in this report constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from those expressed or implied by the statements. These risks, uncertainties and other factors include, but are not limited to:

•	The cyclical nature of the machine tool industry;
•	Uncertain economic conditions, which may adversely affect overall demand, in the Americas, Europe and Asia Pacific markets;
•	The risks of our international operations;
•	The limited number of our manufacturing and supply chain sources;
•	The effects of changes in currency exchange rates;
•	Our dependence on new product development;
•	Possible obsolescence of our technology and the need to make technological advances;
•	Governmental actions, initiatives and regulations, including import and export restrictions, duties and tariffs and changes to tax laws;
•	Breaches of our network and system security measures;
•	Competition with larger companies that have greater financial resources;
•	Increases in the prices of raw materials, especially steel and iron products;
•	Acquisitions that could disrupt our operations and affect operating results;
•	Impairment of our assets;
•	Negative or unforeseen tax consequences;
•	The need and/or ability to protect our intellectual property assets;
•	Our ability to integrate acquisitions;
•	Uncertainty concerning our ability to use tax loss carryforwards; and
•	The effect of the loss of members of senior management and key personnel.

We discuss these and other important risks and uncertainties that may affect our future operations in Part I, Item 1A – Risk Factors in our most recent Annual Report on Form 10-K and may update that discussion in Part II, Item 1A – Risk Factors in this report or a Quarterly Report on Form 10-Q we file hereafter.

Readers are cautioned not to place undue reliance on these forward-looking statements. While we believe the assumptions on which the forward-looking statements are based are reasonable, there can be no assurance that these forward-looking statements will prove to be accurate. We expressly disclaim any obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. This cautionary statement is applicable to all forward-looking statements contained in this report.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Interest on borrowings on our credit facilities are variable and tied to prevailing domestic and foreign interest rates. At April 30, 2019, we had no borrowings outstanding under any of our credit facilities.

Foreign Currency Exchange Risk

In the first six months of fiscal 2019, we derived approximately 63% of our revenues from customers located outside of the Americas. All of our computerized machine tools and computer control systems, as well as certain proprietary service parts, are sourced by our U.S.-based engineering and manufacturing division and re-invoiced to our foreign sales and service subsidiaries, primarily in their functional currencies.

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

Forward contracts for the sale or purchase of foreign currencies as of April 30, 2019, which are designated as cash flow hedges under FASB guidance related to accounting for derivative instruments and hedging activities, were as follows (in thousands, except weighted average forward rates):

	Notional Amount in Foreign	Weighted Avg. Forward		Contract Amount at Forward Rates in U.S. Dollars
Forward Contracts	Currency	Rate		Contract Date	April 30, 2019	Maturity Dates
Sale Contracts:
Euro	21,950	1.1752		$25,796	$24,917	May 2019 – Apr 2020
Pound Sterling	7,225	1.3205		$9,541	$9,486	May 2019 – Apr 2020

Purchase Contracts:
New Taiwan Dollar	799,000	29.9480	*	$26,680	$25,997	May 2019 – Apr 2020

*New Taiwan Dollars per U.S. Dollar

Forward contracts for the sale or purchase of foreign currencies as of April 30, 2019, which were entered into to protect against the effects of foreign currency fluctuations on receivables and payables denominated in foreign currencies and are not designated as hedges under FASB guidance, were as follows (in thousands, except weighted average forward rates):

	Notional Amount in Foreign	Weighted Avg. Forward		Contract Amount at Forward Rates in U.S. Dollars
Forward Contracts	Currency	Rate		Contract Date	April 30, 2019	Maturity Dates
Sale Contracts:
Euro	27,143	1.1480		$31,161	$30,760	May 2019 – Apr 2020
South African Rand	12,884	0.0690		$888	$878	Oct 2019

Purchase Contracts:
New Taiwan Dollar	918,590	30.6598	*	$29,961	$29,748	May 2019 – Aug 2019

* New Taiwan Dollars per U.S. Dollar

We are also exposed to foreign currency exchange risk related to our investment in net assets in foreign countries. To manage this risk, we have maintained a forward contract with a notional amount of €3.0 million. We designated this forward contract as a hedge of our net investment in Euro-denominated assets. We selected the forward method under FASB guidance related to the accounting for derivative instruments and hedging activities. The forward method requires all changes in the fair value of the contract to be reported as a cumulative translation adjustment in Accumulated other comprehensive loss, net of tax, in the same manner as the underlying hedged net assets. This forward contract matures in November 2019. As of April 30, 2019, we had $804,000 of realized gains and $72,000 of unrealized gains, net of tax, recorded as cumulative translation adjustments in Accumulated other comprehensive loss related to the hedging of our net investment in Euro-denominated assets. Forward contracts for the sale or purchase of foreign currencies as of April 30, 2019, which are designated as net investment hedges under this guidance were as follows (in thousands, except weighted average forward rates):

	Notional Amount in Foreign	Weighted Avg. Forward	Contract Amount at Forward Rates in U.S. Dollars
Forward Contracts	Currency	Rate	Contract Date	April 30, 2019	Maturity Date

Euro	3,000	1.1713	$3,514	$3,421	Nov 2019

Item 4.	CONTROLS AND PROCEDURES

We conducted an evaluation under the supervision and with participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2019, pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of the evaluation date.

There were no changes in our internal control over financial reporting during the three months ended April 30, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We did not repurchase any shares of our common stock in the second quarter of fiscal 2019.

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

June 7, 2019

