Form 10-Q
period 2019-07-31
HURCO COMPANIES INC
filed 2019-09-06
CIK 315374

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended July 31, 2019 or

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to _________.

Commission File No. 0-9143

HURCO COMPANIES, INC.

(Exact name of registrant as specified in its charter)

Indiana	35-1150732
(State or other jurisdiction of	(I.R.S. Employer Identification Number)
incorporation or organization)

One Technology Way
Indianapolis, Indiana	46268
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code (317) 293-5309

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, no par value	HURC	Nasdaq Global Select Market

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).

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

The number of shares of the Registrant's common stock outstanding as of August 31, 2019 was 6,767,237.

HURCO COMPANIES, INC.

Form 10-Q Quarterly Report for Fiscal Quarter Ended July 31, 2019

PART I - FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

HURCO COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2019	2018	2019	2018
	(Unaudited)		(Unaudited)
Sales and service fees	$58,501	$78,752	$203,388	$217,620
Cost of sales and service	41,312	54,231	142,420	153,665
Gross profit	17,189	24,521	60,968	63,955
Selling, general and administrative expenses	12,592	15,160	40,617	41,446
Operating income	4,597	9,361	20,351	22,509
Interest expense	18	29	44	74
Interest income	169	78	350	108
Investment income (loss)	(25)	58	346	180
Other income (expense), net	(77)	(457)	483	(868)
Income before taxes	4,646	9,011	21,486	21,855
Provision for income taxes	1,155	2,511	6,089	8,667
Net income	$3,491	$6,500	$15,397	$13,188
Income per common share
Basic	$0.51	$0.96	$2.26	$1.95
Diluted	$0.51	$0.95	$2.24	$1.93
Weighted average common shares outstanding
Basic	6,767	6,717	6,756	6,694
Diluted	6,813	6,788	6,815	6,774
Dividends paid per share	$0.12	$0.11	$0.35	$0.32

The accompanying notes are an integral part of the condensed consolidated financial statements.

HURCO COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2019	2018	2019	2018
	(Unaudited)		(Unaudited)
Net income	$3,491	$6,500	$15,397	$13,188
Other comprehensive income (loss):
Translation of foreign currency financial statements	(1,899)	(3,689)	(1,976)	(846)
(Gain) / loss on derivative instruments reclassified into operations, net of tax of $10, $181, $1 and $245, respectively	39	540	3	733
Gain / (loss) on derivative instruments, net of tax of $130, $125, $136 and $(151), respectively	446	375	465	(451)
Total other comprehensive income (loss)	(1,414)	(2,774)	(1,508)	(564)
Comprehensive income	$2,077	$3,726	$13,889	$12,624

The accompanying notes are an integral part of the condensed consolidated financial statements.

HURCO COMPANIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	July 31,	October 31,
	2019	2018
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$66,103	$77,170
Accounts receivable, net	38,088	54,414
Inventories, net	153,700	137,609
Derivative assets	1,956	3,085
Prepaid assets	8,535	7,332
Other	2,395	1,825
Total current assets	270,777	281,435
Property and equipment:
Land	868	868
Building	7,352	7,352
Machinery and equipment	27,993	26,840
Leasehold improvements	4,629	3,801
	40,842	38,861
Less accumulated depreciation and amortization	(27,314)	(25,902)
Total property and equipment, net	13,528	12,959
Non-current assets:
Software development costs, less accumulated amortization	8,129	7,452
Goodwill	2,332	2,377
Intangible assets, net	845	938
Deferred income taxes	1,983	2,234
Investments and other assets, net	8,295	8,012
Total non-current assets	21,584	21,013
Total assets	$305,889	$315,407

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$45,183	$57,518
Derivative liabilities	663	2,020
Accrued payroll and employee benefits	9,882	14,032
Accrued income tax	1,888	5,180
Accrued expenses and other	4,404	4,122
Accrued warranty	2,090	2,497
Short-term debt	—	1,434
Total current liabilities	64,110	86,803
Non-current liabilities:
Accrued tax liability	1,914	2,194
Deferred credits and other	3,908	3,557
Total non-current liabilities	5,822	5,751
Shareholders’ equity:
Preferred stock: no par value per share, 1,000,000 shares authorized; no shares issued	—	—
Common stock: no par value, $.10 stated value per share, 12,500,000 shares authorized, 6,967,719 and 6,891,508 shares issued and 6,767,237 and 6,723,160 shares outstanding, as of July 31, 2019 and October 31, 2018, respectively	677	672
Additional paid-in capital	65,778	64,185
Retained earnings	180,873	167,859
Accumulated other comprehensive loss	(11,371)	(9,863)
Total shareholders’ equity	235,957	222,853
Total liabilities and shareholders’ equity	$305,889	$315,407

The accompanying notes are an integral part of the condensed consolidated financial statements.

HURCO COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended		Nine Months Ended
	July 31,		July 31,

	2019	2018	2019	2018

	(Unaudited)		(Unaudited)
Cash flows from operating activities:
Net income	$3,491	$6,500	$15,397	$13,188
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Provision for doubtful accounts	(52)	23	(191)	114
Deferred income taxes	(3)	(160)	(29)	480
Equity in income of affiliates	(113)	(243)	(521)	(437)
Depreciation and amortization	916	937	2,761	2,848
Foreign currency (gain) loss	433	864	77	(185)
Unrealized (gain) loss on derivatives	(326)	(311)	(547)	180
Stock-based compensation	664	606	2,097	1,784
Change in assets and liabilities:
(Increase) decrease in accounts receivable	5,768	(4,979)	16,168	4,060
(Increase) decrease in inventories	(6,937)	(4,515)	(17,507)	(17,440)
(Increase) decrease in prepaid expenses	362	(968)	(1,000)	(2,149)
Increase (decrease) in accounts payable	(4,376)	1,917	(11,992)	12,145
Increase (decrease) in accrued expenses	(473)	1,890	(4,114)	153
Increase (decrease) in accrued income tax	(523)	1,131	(3,268)	894
Net change in derivative assets and liabilities	(82)	(180)	294	(597)
Other	(221)	1,301	(690)	2,232
Net cash provided by (used for) operating activities	(1,472)	3,813	(3,065)	17,270

Cash flows from investing activities:
Purchase of property and equipment	(1,328)	(1,152)	(2,609)	(2,826)
Proceeds from sale of equipment	37	8	68	94
Software development costs	(455)	(526)	(1,424)	(1,748)
Other investments	333	233	333	233
Net cash provided by (used for) investing activities	(1,413)	(1,437)	(3,632)	(4,247)

Cash flows from financing activities:
Dividends paid	(818)	(742)	(2,383)	(2,152)
Taxes paid related to net settlement of restricted shares	—	—	(499)	(545)
Proceeds from exercise of common stock options	—	180	—	734
Repayment of short-term debt	—	—	(1,454)	—
Net cash provided by (used for) financing activities	(818)	(562)	(4,336)	(1,963)

Effect of exchange rate changes on cash	(374)	(1,179)	(34)	(356)

Net increase (decrease) in cash and cash equivalents	(4,077)	635	(11,067)	10,704

Cash and cash equivalents at beginning of period	70,180	76,376	77,170	66,307

Cash and cash equivalents at end of period	$66,103	$77,011	$66,103	$77,011

The accompanying notes are an integral part of the condensed consolidated financial statements.

HURCO COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(In thousands, except share and per share data)

	Three Months Ended July 31, 2019 and 2018 (Unaudited)
	Common Stock		Additional		Accumulated Other
	Shares Outstanding	Amount	Paid-in Capital	Retained Earnings	Comprehensive Income (Loss)	Total
Balances, April 30, 2018	6,711,898	$671	$63,069	$154,545	$(5,980)	$212,305
Net income	—	—	—	6,500	—	6,500
Other comprehensive income (loss)	—	—	—	—	(2,774)	(2,774)
Exercise of common stock options	5,000	1	179	—	—	180
Stock-based compensation expense	—	—	606	—	—	606
Dividends paid - $0.11 per share	—	—	—	(742)	—	(742)
Balances, July 31, 2018	6,716,898	$672	$63,854	$160,303	$(8,754)	$216,075

Balances, April 30, 2019	6,767,237	$677	$65,114	$178,200	$(9,957)	$234,034
Net income	—	—	—	3,491	—	3,491
Other comprehensive income (loss)	—	—	—	—	(1,414)	(1,414)
Stock-based compensation expense	—	—	664	—	—	664
Dividends paid - $0.12 per share	—	—	—	(818)	—	(818)
Balances, July 31, 2019	6,767,237	$677	$65,778	$180,873	$(11,371)	$235,957

	Nine Months Ended July 31, 2019 and 2018 (Unaudited)
	Common Stock		Additional		Accumulated Other
	Shares Outstanding	Amount	Paid-in Capital	Retained Earnings	Comprehensive Income (Loss)	Total
Balances, October 31, 2017	6,641,197	$664	$61,344	$149,267	$(8,190)	$203,085
Net income	—	—	—	13,188	—	13,188
Other comprehensive income (loss)	—	—	—	—	(564)	(564)
Exercise of common stock options	35,418	4	730	—	—	734
Stock-based compensation expense	40,283	4	1,780	—	—	1,784
Dividends paid - $0.32 per share	—	—	—	(2,152)	—	(2,152)
Balances, July 31, 2018	6,716,898	$672	$63,854	$160,303	$(8,754)	$216,075

Balances, October 31, 2018	6,723,160	$672	$64,185	$167,859	$(9,863)	$222,853
Net income	—	—	—	15,397	—	15,397
Other comprehensive income (loss)	—	—	—	—	(1,508)	(1,508)
Stock-based compensation expense	44,077	5	2,092	—	—	2,097
Taxes withheld for vested restricted shares	—	—	(499)	—	—	(499)
Dividends paid - $0.35 per share	—	—	—	(2,383)	—	(2,383)
Balances, July 31, 2019	6,767,237	$677	$65,778	$180,873	$(11,371)	$235,957

The accompanying notes are an integral part of the condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	GENERAL

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

The condensed financial information as of July 31, 2019 and for the three and nine months ended July 31, 2019 and July 31, 2018 is unaudited. However, in our opinion, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary to present fairly our consolidated financial position, results of operations, changes in shareholders’ equity and cash flows for and at the end of the interim periods. We suggest that you read these condensed consolidated financial statements in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended October 31, 2018.

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

We adopted Accounting Standards Codification (“ASC”) 606 “Revenue from Contracts with Customers” (“ASC 606”) on November 1, 2018, the start of our 2019 fiscal year, and elected the modified retrospective method as of the date of adoption. Prior to the adoption of ASC 606, our revenues were already recognized in the same manner as that required by ASC 606. Therefore, the adoption of ASC 606 did not have an effect on our beginning retained earnings or our overall financial statements as of and for the three and nine months ended July 31, 2019.

We recognize revenues from the sale of machine tools, components and accessories and services and reflect the consideration to which we expect to be entitled.  We record revenues based on a five-step model in accordance with Financial Accounting Standards Board (“FASB”) guidance codified in ASC 606. In accordance with ASC 606, we have defined contracts as agreements with our customers and distributors in the form of purchase orders, packing or shipping documents, invoices, and, periodically, verbal requests for components and accessories. For each contract, we identify our performance obligations, which is delivering goods or services, determine the transaction price, allocate the contract transaction price to each of the performance obligations (when applicable), and recognize the revenue when (or as) the performance obligation to the customer is fulfilled.  A good or service is transferred when the customer obtains control of that good or service.  Our computerized machine tools are general purpose computer controlled machine tools that are typically used in stand-alone operations. Prior to shipment, we test each machine to ensure the machine’s compliance with standard operating specifications. We deem that the customer obtains control upon delivery of the product and that obtaining control is not contingent upon contractual customer acceptance. Therefore, we recognize revenue from sales of our machine tool systems upon delivery of the product to the customer or distributor, which is normally at the time of shipment.

Depending upon geographic location, after shipment, a machine may be installed at the customer’s facilities by a distributor, independent contractor or by one of our service technicians. In most instances where a machine is sold through a distributor, we have no installation involvement. If sales are direct or through sales agents, we will typically complete the machine installation, which consists of the reassembly of certain parts that were removed for shipping and the re-testing of the machine to ensure that it is performing within the standard specifications. We consider the machine installation process for our three-axis machines to be inconsequential and perfunctory. For our five-axis machines that we install, we estimate the fair value of the installation performance obligation and recognize that installation revenue on a prorata basis over the period of the installation process.

From time to time, and depending upon geographic location, we may provide training or freight services. We consider these services to be perfunctory within the context of the contract, as the value of these services typically does not rise to a material level as a component of the total contract value. Service fees from maintenance contracts are deferred and recognized in earnings on a prorata basis over the term of the contract and are generally sold on a stand-alone basis. Customer discounts and estimated product returns are considered variable consideration and are recorded as a reduction of revenue in the same period that the related sales are recorded.  We have reviewed the overall sales transactions for variable consideration and have determined that these amounts are not significant.

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

We had forward contracts outstanding as of July 31, 2019, denominated in Euros, Pounds Sterling and New Taiwan Dollars with set maturity dates ranging from August 2019 through July 2020. The contract amounts, expressed at forward rates in U.S. Dollars at July 31, 2019, were $19.3 million for Euros, $6.5 million for Pounds Sterling and $19.4 million for New Taiwan Dollars. At July 31, 2019, we had approximately $1.2 million of gains, net of tax, related to cash flow hedges deferred in Accumulated other comprehensive loss. Included in this amount were $487,000 of unrealized gains, net of tax, related to cash flow hedge instruments that remain subject to currency fluctuation risk. The majority of these deferred gains will be recorded as an adjustment to Cost of sales and service in periods through July 2020, when the corresponding inventory that is the subject of the related hedge contracts is sold, as described above.

We are also exposed to foreign currency exchange risk related to our investment in net assets in foreign countries. To manage this risk, we entered into a forward contract with a notional amount of €3.0 million in November 2018. We designated this forward contract as a hedge of our net investment in Euro denominated assets. We selected the forward method under FASB guidance related to the accounting for derivative instruments and hedging activities. The forward method requires all changes in the fair value of the contract to be reported as a cumulative translation adjustment in Accumulated other comprehensive loss, net of tax, in the same manner as the underlying hedged net assets. This forward contract matures in November 2019. As of July 31, 2019, we had $804,000 of realized gains and $114,000 of unrealized gains, net of tax, recorded as cumulative translation adjustments in Accumulated other comprehensive loss related to this forward contract.

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

We had forward contracts outstanding as of July 31, 2019, denominated in Euros, Pounds Sterling, South African Rand, and New Taiwan Dollar with set maturity dates ranging from August 2019 through July 2020. The contract amounts, expressed at forward rates in U.S. Dollars at July 31, 2019, totaled $63.0 million.

Fair Value of Derivative Instruments

We recognize the fair value of derivative instruments as assets and liabilities on a gross basis on our Condensed Consolidated Balance Sheets. As of July 31, 2019 and October 31, 2018, all derivative instruments were recorded at fair value on our Consolidated Balance Sheets as follows (in thousands):

	July 31, 2019		October 31, 2018
Derivatives	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Designated as Hedging Instruments:
Foreign exchange forward contracts	Derivative assets	$1,263	Derivative assets	$2,654
Foreign exchange forward contracts	Derivative liabilities	$488	Derivative liabilities	$1,616
Not Designated as Hedging Instruments:
Foreign exchange forward contracts	Derivative assets	$693	Derivative assets	$431
Foreign exchange forward contracts	Derivative liabilities	$175	Derivative liabilities	$404

Effect of Derivative Instruments on the Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Changes in Shareholders’ Equity and Condensed Consolidated Statements of Income

Derivative instruments had the following effects on our Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Changes in Shareholders’ Equity and Condensed Consolidated Statements of Income, net of tax, during the three months ended July 31, 2019 and 2018 (in thousands):

Derivatives	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Loss)		Location of Gain (Loss) Reclassified from Other Comprehensive Income (Loss)	Amount of Gain (Loss) Reclassified from Other Comprehensive Income (Loss)
	Three Months Ended July 31,			Three Months Ended July 31,
	2019	2018		2019	2018
Designated as Hedging Instruments:
(Effective portion)
Foreign exchange forward contracts – Intercompany sales/purchases	$446	$375	Cost of sales and service	$(39)	$(540)
Foreign exchange forward contract – Net investment	$41	$108

We did not recognize any gains or losses as a result of hedges deemed ineffective for the three months ended July 31, 2019 and 2018.

We recognized the following gains and losses in our Condensed Consolidated Statements of Income during the three months ended July 31, 2019 and 2018 on derivative instruments not designated as hedging instruments (in thousands):

Derivatives	Location of Gain (Loss) Recognized in Operations	Amount of Gain (Loss) Recognized in Operations
		Three Months Ended July 31,
		2019	2018
Not Designated as Hedging Instruments:
Foreign exchange forward contracts	Other income (expense), net	$138	$(4)

The following table presents the changes in the components of Accumulated other comprehensive loss, net of tax, for the three months ended July 31, 2019 (in thousands):

	Foreign Currency Translation	Cash Flow Hedges	Total
Balance, April 30, 2019	$(10,669)	$712	$(9,957)
Other comprehensive income (loss) before reclassifications	(1,899)	446	(1,453)
Reclassifications	—	39	39
Balance, July 31, 2019	$(12,568)	$1,197	$(11,371)

Derivative instruments had the following effects on our Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Changes in Shareholders’ Equity and Condensed Consolidated Statements of Income, net of tax, during the nine months ended July 31, 2019 and 2018 (in thousands):

Derivatives	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Loss) Nine Months Ended July 31,		Location of Gain (Loss) Reclassified from Other Comprehensive Income (Loss)	Amount of Gain (Loss) Reclassified from Other Comprehensive Income (Loss) Nine Months Ended July 31,
	2019	2018		2019	2018
Designated as Hedging Instruments: (Effective portion)
Foreign exchange forward contracts – Intercompany sales/purchases	$465	$(451)	Cost of sales and service	$(3)	$(733)
Foreign exchange forward contract – Net investment	$113	$31

We did not recognize any gains or losses as a result of hedges deemed ineffective for the nine months ended July 31, 2019 and 2018.

We recognized the following gains and losses in our Condensed Consolidated Statements of Income during the nine months ended July 31, 2019 and 2018 on derivative instruments not designated as hedging instruments (in thousands):

Derivatives	Location of Gain (Loss) Recognized in Operations	Amount of Gain (Loss) Recognized in Operations
		Nine Months Ended July 31,
		2019	2018
Not Designated as Hedging Instruments:
Foreign exchange forward contracts	Other income (expense), net	$249	$(1,272)

The following table presents the changes in the components of Accumulated other comprehensive loss, net of tax, for the nine months ended July 31, 2019 (in thousands:)

	Foreign Currency Translation	Cash Flow Hedges	Total
Balance, October 31, 2018	$(10,592)	$729	$(9,863)
Other comprehensive income (loss) before reclassifications	(1,976)	465	(1,511)
Reclassifications	—	3	3
Balance, July 31, 2019	$(12,568)	$1,197	$(11,371)

4.	EQUITY INCENTIVE PLAN

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

A summary of stock option activity for the nine-month period ended July 31, 2019, is as follows:

		Weighted Average
	Stock Options	Exercise Price
Outstanding at October 31, 2018	37,045	$21.69
Options granted	—	—
Options exercised	—	—
Options cancelled	—	—
Outstanding at July 31, 2019	37,045	$21.69

Summarized information about outstanding stock options as of July 31, 2019, that have already vested and are currently exercisable, are as follows:

Options Already Vested and Currently Exercisable
Number of outstanding options	37,045
Weighted average remaining contractual life (years)	2.53
Weighted average exercise price per share	$21.69
Intrinsic value of outstanding options	$463,000

The intrinsic value of an outstanding stock option is calculated as the difference between the stock price as of July 31, 2019 and the exercise price of the option.

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

A reconciliation of our restricted stock, performance share and PSU activity and related information for the nine-month period ended July 31, 2019 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at October 31, 2018	168,348	$37.24
Shares or units granted	102,349	38.28
Shares or units vested	(44,077)	33.29
Shares or units cancelled	(12,462)	29.82
Shares withheld	(13,676)	29.67
Unvested at July 31, 2019	200,482	$39.62

During the nine months of fiscal 2019 and 2018, we recorded $2.1 million and $1.8 million, respectively, of stock-based compensation expense related to grants under the 2008 Plan and the 2016 Equity Plan. As of July 31, 2019, there was an estimated $4.2 million of total unrecognized stock-based compensation cost that we expect to recognize by the end of the first quarter of fiscal 2022.

5.	EARNINGS PER SHARE

Per share results have been computed based on the average number of common shares outstanding over the period in question. The computation of basic and diluted net income per share is determined using net income applicable to common shareholders as the numerator and the number of shares outstanding as the denominator as follows (in thousands, except per share amounts):

	Three Months Ended				Nine Months Ended
	July 31,				July 31,
	2019		2018		2019		2018
	Basic	Diluted	Basic	Diluted	Basic	Diluted	Basic	Diluted
Net income	$3,491	$3,491	$6,500	$6,500	$15,397	$15,397	$13,188	$13,188
Undistributed earnings allocated to participating shares	(29)	(29)	(40)	(40)	(130)	(130)	(81)	(81)
Net income applicable to common shareholders	$3,462	$3,462	$6,460	$6,460	$15,267	$15,267	$13,107	$13,107

Weighted average shares outstanding	6,767	6,767	6,717	6,717	6,756	6,756	6,694	6,694
Stock options and contingently issuable securities	—	46	—	71	—	59	—	80
	6,767	6,813	6,717	6,788	6,756	6,815	6,694	6,774
Income per share	$0.51	$0.51	$0.96	$0.95	$2.26	$2.24	$1.95	$1.93

6.	ACCOUNTS RECEIVABLE

Accounts receivable are net of allowances for doubtful accounts of $836,000 as of July 31, 2019 and $1.0 million as of October 31, 2018.

7.	INVENTORIES

Inventories, priced at the lower of cost (first-in, first-out method) or net realizable value, are summarized below (in thousands):

	July 31,	October 31,
	2019	2018
Purchased parts and sub-assemblies	$37,085	$38,303
Work-in-process	22,803	22,786
Finished goods	93,812	76,520
	$153,700	$137,609

8.	SEGMENT INFORMATION

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

From time to time, our subsidiaries guarantee third party payment obligations in connection with the sale of machines to customers that use financing. We follow FASB guidance for accounting for guarantees (codified in ASC 460). As of July 31, 2019, we had 24 outstanding third party payment guarantees totaling approximately $0.6 million. The terms of these guarantees are consistent with the underlying customer financing terms. Upon shipment of a machine, the customer assumes the risk of ownership and control. The customer does not obtain title, however, until the customer has paid for the machine. A retention of title clause allows us to recover the machine if the customer defaults on the financing. We accrue liabilities under these guarantees at fair value, which amounts are insignificant.

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

	Nine Months Ended July 31,
	2019	2018
Balance, beginning of period	$2,497	$1,772
Provision for warranties during the period	2,352	3,064
Charges to the reserve	(2,747)	(2,531)
Impact of foreign currency translation	(12)	(28)
Balance, end of period	$2,090	$2,277

The year-over-year decrease in our warranty reserve was primarily due to a decrease in the number of machines under warranty.

10.	DEBT AGREEMENTS

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

As a result, as of July 31, 2019, our existing credit facilities consist of our €1.5 million revolving credit facility in Germany, the 150 million New Taiwan Dollars Taiwan credit facility, the 32.5 million Chinese Yuan China credit facility and the $40.0 million revolving credit facility under the 2018 Credit Agreement.

As of July 31, 2019, there were no borrowings under any of our credit facilities and there was $51.2 million of available borrowing capacity thereunder.

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

The Tax Reform Act created a new requirement that GILTI income earned by Controlled Foreign Corporations (“CFCs”) must be included in the gross income of the CFC’s U.S. shareholder effective in fiscal 2019. Under U.S. generally accepted accounting principles (“U.S. GAAP”), we are allowed to make an accounting policy choice of either (1) treating taxes due on U.S. inclusions in taxable income related to GILTI as a current period expense when incurred (the “period cost method”) or (2) factoring such amounts into our measurement of deferred taxes (the “deferred method”). We have included an estimate of the GILTI tax using the period cost method in our annualized effective tax rate used to determine tax expense for the nine months ended July 31, 2019.

The Tax Reform Act also created the FDII for U.S. companies that derive income from the export of tangible and intangible property and services effective in fiscal 2019. We have included an estimate of the deduction attributable to FDII in our annualized effective tax rate used to determine tax expense for the nine months ended July 31, 2019.

We recorded income tax expense during the nine months of fiscal 2019 of $6.1 million compared to $8.7 million for the same period in fiscal 2018. Our effective tax rate for the nine months of fiscal 2019 was 28%, compared to 40% in the corresponding prior year period.

Our unrecognized tax benefits were $209,000 as of July 31, 2019 and $205,000 as of October 31, 2018, and in each case included accrued interest.

We recognize accrued interest and penalties related to unrecognized tax benefits as components of income tax expense.   As of July 31, 2019, the gross amount of interest accrued, reported in Accrued expenses and other, was approximately $29,000, which did not include the federal tax benefit of interest deductions.

We file U.S. federal and state income tax returns, as well as tax returns in several foreign jurisdictions.  The statutes of limitations with respect to unrecognized tax benefits will expire between July 2020 and August 2022. The tax audit of our German subsidiary for the fiscal year 2013 to 2016 is now complete with no tax adjustment. Currently, our Taiwan subsidiary is under tax audit for the fiscal year 2016 and 2017.

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

In accordance with this guidance, the following table represents the fair value hierarchy for our financial assets and liabilities measured at fair value as of July 31, 2019 and October 31, 2018 (in thousands):

	Assets		Liabilities
	July 31, 2019	October 31, 2018	July 31, 2019	October 31, 2018
Level 1
Deferred Compensation	$1,969	$1,723	$—	$—

Level 2
Derivatives	$1,956	$3,085	$663	$2,020

Included in Level 1 assets are mutual fund investments under a nonqualified deferred compensation plan. We estimate the fair value of these investments on a recurring basis using market prices that are readily available.

Included in Level 2 fair value measurements are derivative assets and liabilities related to gains and losses on foreign currency forward exchange contracts entered into with a third party. We estimate the fair value of these derivatives on a recurring basis using foreign currency exchange rates obtained from active markets. Derivative instruments are reported in the accompanying condensed consolidated financial statements at fair value. We have derivative financial instruments in the form of foreign currency forward exchange contracts as described in Note 3 of Notes to the Condensed Consolidated Financial Statements. The U.S. Dollar equivalent notional amount of these contracts was $114.0 million and $145.2 million at July 31, 2019 and October 31, 2018, respectively.

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

New Accounting Pronouncements:

Between February 2016 and March 2019, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842), and various related updates, which establish a comprehensive new lease accounting model. ASU 2016-02 clarifies the definition of a lease, requires a dual approach to lease classification similar to current lease classifications, and requires lessees to recognize leases on the balance sheet as a lease liability with a corresponding right-of-use asset for leases with a lease-term of more than twelve months. ASU 2016-02 is effective for our fiscal year 2020, including interim periods within the fiscal year, and requires modified retrospective application. Early adoption is permitted. We are currently assessing the impact this new accounting guidance will have on our consolidated financial statements and disclosures.

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

15.	SUBSEQUENT EVENTS

On August 5, 2019, we (through a newly-formed subsidiary) acquired substantially all of the assets of a U.S.-based robotics integration company for approximately $4.5 million.  This acquired business sells standardized robotic machine-tending systems for small to midsize machine shops and other manufacturing companies that utilize CNC machine tools.  The acquired business will operate as a wholly-owned subsidiary of Hurco Companies, Inc.

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

The market for machine tools is international in scope. We have both significant foreign sales and significant foreign manufacturing operations. During the nine months of fiscal 2019, approximately 51% of our revenues were attributable to customers in Europe, where we typically sell more of our higher-performance, higher-priced VMX series machines. Additionally, approximately 12% of our revenues were attributable to customers in the Asia Pacific region, where we encounter greater price pressures.

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

RESULTS OF OPERATIONS

Three Months Ended July 31, 2019 Compared to Three Months Ended July 31, 2018

Sales and Service Fees. Sales and service fees for the third quarter of fiscal 2019 were $58.5 million, a decrease of $20.3 million, or 26%, compared to the corresponding prior year period and included an unfavorable currency impact of $1.9 million, or 2%, when translating foreign sales to U.S. dollars for financial reporting purposes.

Sales and Service Fees by Geographic Region

The following table sets forth net sales and service fees by geographic region for the quarters ended July 31, 2019 and 2018 (dollars in thousands):

	Three Months Ended July 31,
	2019		2018		$ Change	% Change
Americas	$21,044	36%	$19,478	25%	$1,566	8%
Europe	30,363	52%	44,146	56%	(13,783)	-31%
Asia Pacific	7,094	12%	15,128	19%	(8,034)	-53%
Total	$58,501	100%	$78,752	100%	$(20,251)	-26%

Sales in the Americas for the third quarter of fiscal 2019 increased by 8% compared to the corresponding period in fiscal 2018. The increase in sales for the third quarter fiscal 2019 was primarily attributable to sales of vertical milling machines from a U.S. machine tool distributor acquired by Hurco in the fourth quarter of fiscal 2018 located in California, one of the largest machine tool markets in the U.S., and increased customer demand for Hurco, Milltronics and Takumi vertical milling machines in the U.S. European sales for the third quarter of fiscal 2019 decreased by 31% compared to the corresponding period in fiscal 2018. Sales for the third quarter of fiscal 2019 included an unfavorable currency impact of 4% when translating foreign sales to U.S. dollars for financial reporting purposes. The decrease in European sales for the third quarter of fiscal 2019 was primarily attributable to a reduced volume of shipments of Hurco vertical milling machines in Germany and the United Kingdom. Asian Pacific sales for the third quarter of fiscal 2019 decreased by 53% compared to the corresponding period in fiscal 2018. The decrease in Asian Pacific sales for the third quarter of fiscal 2019 was primarily attributable to decreased shipments of Hurco vertical milling machines and Takumi bridge mill machines in China and an unfavorable currency impact of 2% when translating foreign sales to U.S. dollars for financial reporting purposes.

Sales and Service Fees by Product Category

The following table sets forth net sales and service fees by product category for the quarters ended July 31, 2019 and 2018 (dollars in thousands):

	Three Months Ended July 31,
	2019		2018		$ Change	% Change
Computerized Machine Tools	$49,174	84%	$68,805	87%	$(19,631)	-29%
Computer Control Systems and Software †	597	1%	708	1%	(111)	-16%
Service Parts	6,540	11%	7,090	9%	(550)	-8%
Service Fees	2,190	4%	2,149	3%	41	2%
Total	$58,501	100%	$78,752	100%	$(20,251)	-26%

† Amounts shown do not include computer control systems and software sold as an integrated component of computerized machine systems.

Sales of computerized machine tools and computer control systems and software decreased by 29% and 16%, respectively, for the third quarter of fiscal 2019, compared to the corresponding period in fiscal 2018, due mainly to a reduced volume of shipments of Hurco vertical milling machines and Takumi bridge mill machines. Sales of service parts decreased in the third quarter of fiscal 2019 by 8%, compared to the corresponding period in fiscal 2018, primarily due to a reduction in aftermarket sales of service parts for all three product lines, Hurco, Takumi and Milltronics. Service fees increased in the third quarter of fiscal 2019 by 2%, compared to the corresponding period in fiscal 2018. The increase was primarily attributable to aftermarket service from the newly acquired distributor.

Orders. Orders for the third quarter of fiscal 2019 were $53.0 million, a decrease of $23.0 million, or 30%, compared to the corresponding period in fiscal 2018, and included an unfavorable currency impact of $1.8 million, or 2%, when translating foreign orders to U.S. dollars.

The following table sets forth new orders booked by geographic region for the quarters ended July 31, 2019 and 2018 (dollars in thousands):

	Three Months Ended July 31,
	2019		2018		$ Change	% Change
Americas	$19,749	37%	$21,522	28%	$(1,773)	-8%
Europe	27,035	51%	44,635	59%	(17,600)	-39%
Asia Pacific	6,198	12%	9,834	13%	(3,636)	-37%
Total	$52,982	100%	$75,991	100%	$(23,009)	-30%

Orders in the Americas for the third quarter of fiscal 2019 decreased by 8%, compared to the corresponding period in fiscal 2018, due primarily to decreased customer demand in the U.S. for Hurco vertical milling machines, partially offset by an increase in orders for Takumi vertical milling machines and vertical milling machines sold by the newly acquired distributor. European orders for the third quarter of fiscal 2019 decreased by 39%, compared to the corresponding prior year period, and included an unfavorable currency impact of 4% when translating foreign orders to U.S. dollars. The year-over-year decrease in orders was driven primarily by decreased customer demand for Hurco vertical milling machines in Germany, the United Kingdom and France, as well as a decrease in customer demand for electro-mechanical components and accessories manufactured by LCM. Asian Pacific orders for the third quarter of fiscal 2019 decreased by 37%, compared to the corresponding prior year period and included an unfavorable currency impact of 2% when translating foreign orders to U.S. dollars. The decrease in orders for the third quarter of fiscal 2019 was mainly the result of decreased customer demand for Hurco vertical milling machines in India and Southeast Asia and Takumi bridge mill machines in China.

Gross Profit. Gross profit for the third quarter of fiscal 2019 was $17.2 million, or 29% of sales, compared to $24.5 million, or 31% of sales, for the corresponding prior year period. The gross profit for the third quarter of fiscal 2019 remained generally stable at approximately 30%, despite the reduction in sales volume year over year, due to an increased mix of larger, higher-priced vertical milling machine sales and margin contribution from vertical milling machine sales from the newly acquired distributor.

Operating Expenses. Selling, general and administrative expenses for the third quarter of fiscal 2019 were $12.6 million, or 22% of sales, compared to $15.2 million, or 19% of sales, in the corresponding period in fiscal 2018, and included a favorable currency impact of $278,000 when translating foreign expenses to U.S. dollars for financial reporting purposes. The decrease in year-over-year selling, general and administrative expenses was primarily related to decreased variable employee compensation and other operating expense reductions implemented during the year, partially offset by increased operating expenses associated with the newly acquired distributor.

Operating Income. Operating income for the third quarter of fiscal 2019 was $4.6 million, compared to $9.4 million for the corresponding period in fiscal 2018. The decrease in operating income year-over-year was driven primarily by the reduction in sales volume.

Other Income (Expense), Net. Other expense, net in the third quarter of fiscal 2019 decreased by $0.4 million from the corresponding period in fiscal 2018, due primarily to net realized and unrealized losses from foreign currency fluctuations on payables and receivables, net of foreign currency forward exchange contracts.

Income Taxes. The effective tax rate for the third quarter of fiscal 2019 was 25%, compared to 28% in the corresponding prior year period. The year-over-year decrease in the effective tax rate for the third quarter was primarily due to a shift in taxable income and loss among the various geographic regions.

Nine Months Ended July 31, 2019 Compared to Nine Months Ended July 31, 2018

Sales and Service Fees. Sales and service fees for the nine months of fiscal 2019 were $203.4 million, a decrease of $14.2 million, or 7%, compared to the corresponding period in fiscal 2018, and included an unfavorable currency impact of $7.3 million, or 3%, when translating foreign sales to U.S. dollars for financial reporting purposes.

Sales and Service Fees by Geographic Region

The following table sets forth net sales and service fees by geographic region for the nine months ended July 31, 2019 and 2018 (dollars in thousands):

	Nine Months Ended July 31,
	2019		2018		$ Change	% Change
Americas	$74,030	37%	$62,161	29%	$11,869	19%
Europe	104,178	51%	120,710	55%	(16,532)	-14%
Asia Pacific	25,180	12%	34,749	16%	(9,569)	-28%
Total	$203,388	100%	$217,620	100%	$(14,232)	-7%

Sales in the Americas for the nine months of fiscal 2019 increased by 19%, compared to the corresponding period in fiscal 2018. The increase in sales for the nine months of fiscal 2019 was primarily attributable to sales of vertical milling machines from the newly acquired distributor, and increased customer demand for Hurco, Milltronics and Takumi vertical milling machines in the U.S. European sales for the nine months of fiscal 2019 decreased by 14%, compared to the corresponding period in fiscal 2018. Sales for the nine months of fiscal 2019 included an unfavorable currency impact of 5%, when translating foreign sales to U.S. dollars for financial reporting purposes. The decrease in European sales for the nine months of fiscal 2019 was primarily attributable to a reduced volume of shipments of Hurco vertical milling machines in Germany and the United Kingdom. Asian Pacific sales for the nine months of fiscal 2019 decreased by 28%, compared to the corresponding period in fiscal 2018. The decrease in Asian Pacific sales for nine months of fiscal 2019 was primarily attributable to decreased shipments of Hurco vertical milling machines and Takumi bridge mill machines in China and an unfavorable currency impact of 3% when translating foreign sales to U.S. dollars for financial reporting purposes.

Sales and Service Fees by Product Category

The following table sets forth net sales and service fees by product category for the nine months ended July 31, 2019 and 2018 (dollars in thousands):

	Nine Months Ended July 31,
	2019		2018		$ Change	% Change
Computerized Machine Tools	$173,972	86%	$189,348	87%	$(15,376)	-8%
Computer Control Systems and Software †	2,023	1%	1,947	1%	76	4%
Service Parts	20,799	10%	20,005	9%	794	4%
Service Fees	6,594	3%	6,320	3%	274	4%
Total	$203,388	100%	$217,620	100%	$(14,232)	-7%

† Amounts shown do not include computer control systems and software sold as an integrated component of computerized machine systems.

Sales of computerized machine tools for the nine months of fiscal 2019 decreased by 8%, compared to the corresponding period in fiscal 2018, and included an unfavorable currency impact of 3% when translating foreign sales to U.S. dollars for financial reporting purposes. The decrease was primarily attributable to a reduced volume of shipments of Hurco and Takumi machines in Europe and China. Sales of computer control systems and software increased by 4%, compared to the corresponding period in fiscal 2018, due mainly to an increase in aftermarket software sales in France and the Americas. Sales of service parts and service fees increased in the nine months of fiscal 2019 by 4% each, compared to the corresponding period in fiscal 2018, due primarily to sales of aftermarket sales and service by the newly acquired distributor.

Orders. Orders for the nine months of fiscal 2019 were $188.2 million, a decrease of $44.6 million, or 19%, compared to the corresponding period in fiscal 2018, and included an unfavorable currency impact of $7.2 million, or 3%, when translating foreign orders to U.S. dollars.

The following table sets forth new orders booked by geographic region for the nine months of fiscal 2019 and 2018 (dollars in thousands):

	Nine Months Ended July 31,
	2019		2018		$ Change	% Change
Americas	$64,747	34%	$62,905	27%	$1,842	3%
Europe	97,185	52%	134,945	58%	(37,760)	-28%
Asia Pacific	26,264	14%	34,972	15%	(8,708)	-25%
Total	$188,196	100%	$232,822	100%	$(44,626)	-19%

Orders in the Americas for the nine months of fiscal 2019 increased by 3% due to increased customer demand for Takumi vertical milling machines and vertical milling machines sold by the newly acquired distributor. European orders for the nine months of fiscal 2019 decreased by 28%, compared to the corresponding prior year period, and included an unfavorable currency impact of 4% when translating foreign orders to U.S. dollars. The year-over-year decrease in orders were driven primarily by decreased customer demand for Hurco vertical milling machines in Germany, the United Kingdom and France, as well as a decrease in customer demand for electro-mechanical components and accessories manufactured by LCM. Asian Pacific orders for the nine months of fiscal 2019 decreased by 25%, compared to the corresponding prior year period and included an unfavorable currency impact of 4% when translating foreign orders to U.S. dollars. The year-over-year decrease in orders was primarily due to decreased customer demand for Hurco and Takumi machines in China and India.

Gross Profit. Gross profit for the nine months of fiscal 2019 was $61.0 million, or 30% of sales, compared to $64.0 million, or 29% of sales, for the corresponding prior year period. The gross profit for the nine months of fiscal 2019 remained generally stable at approximately 30%, despite the reduction in sales volume year over year, due to an increased mix of larger, higher-priced vertical milling machine sales and margin contribution from vertical milling machine sales from the newly acquired distributor.

Operating Expenses. Selling, general and administrative expenses for the nine months of fiscal 2019 were $40.6 million, or 20% of sales, compared to $41.4 million, or 19% of sales, in the prior year period and included a favorable currency impact of $1.2 million when translating foreign expenses to U.S. dollars for financial reporting purposes. The year-over-year decrease in selling, general and administrative expenses was primarily related to decreased variable employee compensation and other operating expense reductions implemented during the year, partially offset by increased operating expenses associated with the newly acquired distributor.

Operating Income. Operating income for the nine months of fiscal 2019 was $20.4 million, compared to $22.5 million for the corresponding period in fiscal 2018. The decrease in operating income year-over-year was driven primarily by the reduction in sales volume.

Other Income (Expense), Net. Other income (expense), net in the nine months of fiscal 2019 increased by $1.4 million from the corresponding period in fiscal 2018, due primarily to net realized and unrealized losses from foreign currency fluctuations on payables and receivables, net of foreign currency forward exchange contracts.

Income Taxes. The effective tax rate for the nine months of fiscal 2019 was 28%, compared to 40% in the corresponding prior year period. The year-over-year decrease in the effective tax rate for the nine months was primarily due to one-time charges of $2.9 million related to the Tax Cuts and Jobs Act of 2017 recorded in the first quarter of fiscal 2018. The impact of these one-time charges increased the effective tax rate by approximately 39% for the first quarter of fiscal 2018.

LIQUIDITY AND CAPITAL RESOURCES

At July 31, 2019, we had cash and cash equivalents of $66.1 million, compared to $77.2 million at October 31, 2018. Approximately 60% of the $66.1 million of cash and cash equivalents is denominated in U.S. Dollars. The balance is attributable to our foreign operations and is held in the local currencies of our various foreign entities, subject to fluctuations in currency exchange rates. We do not believe that the indefinite reinvestment of these funds offshore impairs our ability to meet our domestic working capital needs.

Working capital was $206.7 million at July 31, 2019, compared to $194.6 million at October 31, 2018. The increase in working capital was primarily due to an increase in inventories and decreases in accounts payable and accrued payroll and employee benefits.

Capital expenditures of $4.0 million during the nine months of fiscal 2019 were primarily for capital improvements in existing facilities and software development costs. We funded these expenditures with cash on hand.

See Note 10 of Notes to the Condensed Consolidated Financial Statements for a description of our credit facilities. As of July 31, 2019, there were no borrowings under any of our credit facilities, there was $51.2 million of available borrowing capacity thereunder and we were in compliance with all covenants relating thereto.

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

CRITICAL ACCOUNTING POLICIES

Our accounting policies, which are described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2018, require management to make significant estimates and assumptions using information available at the time the estimates are made. These estimates and assumptions significantly affect various reported amounts of assets, liabilities, revenues and expenses. If our future experience differs materially from these estimates and assumptions, our results of operations and financial condition would be affected. There were no material changes to our critical accounting policies during the nine months of fiscal 2019.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

There have been no material changes related to our contractual obligations and commitments from the information provided in our Annual Report on Form 10-K for the fiscal year ended October 31, 2018.

OFF BALANCE SHEET ARRANGEMENTS

From time to time, our subsidiaries guarantee third party payment obligations in connection with the sale of machines to customers that use financing. We follow FASB guidance for accounting for guarantees (codified in ASC 460). As of July 31, 2019, we had 24 outstanding third party payment guarantees totaling approximately $0.6 million. The terms of these guarantees are consistent with the underlying customer financing terms. Upon shipment of a machine, the customer assumes the risk of ownership and control. The customer does not obtain title, however, until the customer has paid for the machine. A retention of title clause allows us to recover the machine if the customer defaults on the financing. We accrue liabilities under these guarantees at fair value, which amounts are insignificant.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

Certain statements made in this report constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from those expressed or implied by the statements. These risks, uncertainties and other factors include, but are not limited to:

●	The cyclical nature of the machine tool industry;
●	Uncertain economic conditions, which may adversely affect overall demand, in the Americas, Europe and Asia Pacific markets;
●	The risks of our international operations;
●	The limited number of our manufacturing and supply chain sources;
●	The effects of changes in currency exchange rates;
●	Our dependence on new product development;
●	Possible obsolescence of our technology and the need to make technological advances;
●	Governmental actions, initiatives and regulations, including import and export restrictions, duties and tariffs and changes to tax laws;
●	Breaches of our network and system security measures;
●	Competition with larger companies that have greater financial resources;
●	Increases in the prices of raw materials, especially steel and iron products;
●	Acquisitions that could disrupt our operations and affect operating results;
●	Impairment of our assets;
●	Negative or unforeseen tax consequences;
●	The need and/or ability to protect our intellectual property assets;
●	Our ability to integrate acquisitions;
●	Uncertainty concerning our ability to use tax loss carryforwards; and
●	The effect of the loss of members of senior management and key personnel.

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

Interest Rate Risk

Interest on borrowings on our credit facilities are variable and tied to prevailing domestic and foreign interest rates. At July 31, 2019, we had no borrowings outstanding under any of our credit facilities.

Foreign Currency Exchange Risk

In the nine months of fiscal 2019, we derived approximately 63% of our revenues from customers located outside of the Americas. All of our computerized machine tools and computer control systems, as well as certain proprietary service parts, are sourced by our U.S.-based engineering and manufacturing division and re-invoiced to our foreign sales and service subsidiaries, primarily in their functional currencies.

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

Forward contracts for the sale or purchase of foreign currencies as of July 31, 2019, which are designated as cash flow hedges under FASB guidance related to accounting for derivative instruments and hedging activities, were as follows (in thousands, except weighted average forward rates):

	Notional Amount in Foreign	Weighted Avg. Forward		Contract Amount at Forward Rates in U.S. Dollars
Forward Contracts	Currency	Rate		Contract Date	July 31, 2019	Maturity Dates
Sale Contracts:
Euro	17,175	1.1618		$19,955	$19,318	Aug 2019 – Jul 2020
Pound Sterling	5,325	1.3145		$7,000	$6,550	Aug 2019 – Jul 2020

Purchase Contracts:
New Taiwan Dollar	600,000	30.1610	*	$19,893	$19,435	Aug 2019 – Jul 2020

*New Taiwan Dollars per U.S. Dollar

Forward contracts for the sale or purchase of foreign currencies as of July 31, 2019, which were entered into to protect against the effects of foreign currency fluctuations on receivables and payables denominated in foreign currencies and are not designated as hedges under FASB guidance, were as follows (in thousands, except weighted average forward rates):

	Notional Amount in Foreign	Weighted Avg. Forward		Contract Amount at Forward Rates in U.S. Dollars
Forward Contracts	Currency	Rate		Contract Date	July 31, 2019	Maturity Dates
Sale Contracts:
Euro	27,476	1.1428		$31,399	$30,894	Aug 2019 – Jul 2020
Pound Sterling	1,513	1.2629		$1,911	$1,853	Aug 2019 – Sep 2019
South African Rand	12,222	0.0689		$843	$854	Oct 2019

Purchase Contracts:
New Taiwan Dollar	913,253	31.0082	*	$29,452	$29,425	Aug 2019 – Oct 2019

*New Taiwan Dollars per U.S. Dollar

We are also exposed to foreign currency exchange risk related to our investment in net assets in foreign countries. To manage this risk, we have maintained a forward contract with a notional amount of €3.0 million. We designated this forward contract as a hedge of our net investment in Euro-denominated assets. We selected the forward method under FASB guidance related to the accounting for derivative instruments and hedging activities. The forward method requires all changes in the fair value of the contract to be reported as a cumulative translation adjustment in Accumulated other comprehensive loss, net of tax, in the same manner as the underlying hedged net assets. This forward contract matures in November 2019. As of July 31, 2019, we had $804,000 of realized gains and $114,000 of unrealized gains, net of tax, recorded as cumulative translation adjustments in Accumulated other comprehensive loss related to the hedging of our net investment in Euro-denominated assets. Forward contracts for the sale or purchase of foreign currencies as of July 31, 2019, which are designated as net investment hedges under this guidance were as follows (in thousands, except weighted average forward rates):

	Notional Amount in Foreign	Weighted Avg. Forward	Contract Amount at Forward Rates in U.S. Dollars
Forward Contracts	Currency	Rate	Contract Date	July 31, 2019	Maturity Date
Euro	3,000	1.1713	$3,514	$3,367	Nov 2019

Item 4.	CONTROLS AND PROCEDURES

We conducted an evaluation under the supervision and with participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2019, pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of the evaluation date.

There were no changes in our internal control over financial reporting during the three months ended July 31, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We did not repurchase any shares of our common stock in the third quarter of fiscal 2019.

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

September 6, 2019