Form 10-Q
period 2020-01-31
HURCO COMPANIES INC
filed 2020-03-06
CIK 315374

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended January 31, 2020 or
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to _________.

Commission File No. 0-9143

HURCO COMPANIES, INC.

(Exact name of registrant as specified in its charter)

Indiana	35-1150732
(State or other jurisdiction of	(I.R.S. Employer Identification Number)
incorporation or organization)

One Technology Way
Indianapolis, Indiana	46268
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code                                 (317) 293-5309

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, no par value	HURC	Nasdaq Global Select Market

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐.

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

The number of shares of the Registrant's common stock outstanding as of February 28, 2020 was 6,803,163.

HURCO COMPANIES, INC.

Form 10-Q Quarterly Report for Fiscal Quarter Ended January 31, 2020

PART I - FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

HURCO COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended
	January 31,
	2020	2019
	(Unaudited)
Sales and service fees	$43,660	$74,213

Cost of sales and service	34,501	52,071

Gross profit	9,159	22,142

Selling, general and administrative expenses	10,846	13,914

Operating income (loss)	(1,687)	8,228

Interest expense	18	12

Interest income	70	82

Investment income	62	242

Other income, net	83	567

Income (loss) before taxes	(1,490)	9,107

Provision for income taxes	(597)	2,453

Net income (loss)	$(893)	$6,654

Income (loss) per common share

Basic	$(0.13)	$0.98
Diluted	$(0.13)	$0.97

Weighted average common shares outstanding

Basic	6,781	6,735
Diluted	6,781	6,807

Dividends paid per share	$0.12	$0.11

The accompanying notes are an integral part of the condensed consolidated financial statements.

HURCO COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Three Months Ended
	January 31,
	2020	2019
	(Unaudited)
Net income (loss)	$(893)	$6,654

Other comprehensive income (loss):

Translation of foreign currency financial statements	283	1,309

(Gain) / loss on derivative instruments reclassified into operations, net of tax of $(24) and $3, respectively	(80)	12

Gain / (loss) on derivative instruments, net of tax of $(1) and $(79), respectively	(4)	(270)

Total other comprehensive income (loss)	199	1,051

Comprehensive income (loss)	$(694)	$7,705

The accompanying notes are an integral part of the condensed consolidated financial statements.

HURCO COMPANIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	January 31,	October 31,
	2020	2019
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$52,587	$56,943
Accounts receivable, net	32,133	43,279
Inventories, net	150,498	148,851
Derivative assets	621	1,391
Prepaid assets	11,608	9,414
Other	2,114	1,983
Total current assets	249,561	261,861
Property and equipment:
Land	868	868
Building	7,352	7,352
Machinery and equipment	28,843	28,846
Leasehold improvements	4,936	4,902
	41,999	41,968
Less accumulated depreciation and amortization	(28,642)	(28,055)
Total property and equipment	13,357	13,913
Non-current assets:
Software development costs, less accumulated amortization	8,216	8,318
Goodwill	5,836	5,847
Intangible assets, net	781	1,096
Operating lease – right-of-use assets, net	13,208	--
Deferred income taxes	1,809	1,846
Investments and other assets, net	8,222	8,184
Total non-current assets	38,072	25,291
Total assets	$300,990	$301,065

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$29,575	$33,969
Derivative liabilities	375	388
Operating lease liabilities	4,151	--
Accrued payroll and employee benefits	6,347	11,564
Accrued income taxes	1,316	1,936
Accrued expenses	4,050	5,015
Accrued warranty	1,471	1,760
Total current liabilities	47,285	54,632
Non-current liabilities:
Deferred income taxes	194	160
Accrued tax liability	2,040	2,036
Operating lease liabilities	9,412	--
Deferred credits and other	3,684	3,992
Total non-current liabilities	15,330	6,188
Shareholders’ equity:
Preferred stock: no par value per share, 1,000,000 shares authorized; no shares issued	--	--
Common stock: no par value, $.10 stated value per share, 12,500,000 shares authorized 6,868,950 and 6,824,451 shares issued; and 6,803,163 and 6,767,237 shares outstanding, as of January 31, 2020 and October 31, 2019, respectively	680	677
Additional paid-in capital	65,985	66,350
Retained earnings	180,444	182,151
Accumulated other comprehensive loss	(8,734)	(8,933)
Total shareholders’ equity	238,375	240,245
Total liabilities and shareholders’ equity	$300,990	$301,065

The accompanying notes are an integral part of the condensed consolidated financial statements.

HURCO COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended January 31,
	2020	2019
	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$(893)	$6,654
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Provision for doubtful accounts	(12)	(47)
Deferred income taxes	108	(38)
Equity in income of affiliates	(43)	(285)
Depreciation and amortization	1,105	939
Foreign currency (gain) loss	107	(792)
Unrealized (gain) loss on derivatives	666	204
Stock-based compensation	136	709
Change in assets and liabilities:
(Increase) decrease in accounts receivable	11,152	2,059
(Increase) decrease in inventories	(1,296)	(7,097)
(Increase) decrease in prepaid expenses	(2,125)	(976)
Increase (decrease) in accounts payable	(4,540)	(2,892)
Increase (decrease) in accrued expenses Net change in derivative assets and liabilities	(6,478) (102)	(2,379) 451
Net change in operating lease assets and liabilities	355	--
Other	(887)	(479)
Net cash provided by (used for) operating activities	(2,747)	(3,969)

Cash flows from investing activities:
Purchase of property and equipment	(186)	(782)
Proceeds from sale of equipment	73	22
Software development costs	(263)	(461)
Net cash provided by (used for) investing activities	(376)	(1,221)

Cash flows from financing activities:
Dividends paid	(814)	(747)
Taxes paid related to net settlement of restricted shares	(498)	(499)
Repayment of short-term debt	--	(1,454)
Net cash provided by (used for) financing activities	(1,312)	(2,700)

Effect of exchange rate changes on cash	79	478
Net increase (decrease) in cash and cash equivalents	(4,356)	(7,412)

Cash and cash equivalents at beginning of period	56,943	77,170

Cash and cash equivalents at end of period	$52,587	$69,758

The accompanying notes are an integral part of the condensed consolidated financial statements.

HURCO COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

For the Three Months Ended January 31, 2020 and 2019

(In thousands, except shares outstanding)	Common Stock		Additional		Accumulated Other
	Shares Outstanding	Amount	Paid-in Capital	Retained Earnings	Comprehensive (Loss)	Total
Balances, October 31, 2018	6,723,160	$672	$64,185	$167,859	$(9,863)	$222,853

Net income	--	--	--	6,654	--	6,654
Other comprehensive income	--	--	--	--	1,051	1,051

Stock-based compensation expense, net of taxes withheld for vested restricted shares	34,963	4	206	--	--	210

Dividends paid	--	--	--	(747)	--	(747)

Balances, January 31, 2019 (Unaudited)	6,758,123	$676	$64,391	$173,766	$(8,812)	$230,021

Balances, October 31, 2019	6,767,237	$677	$66,350	$182,151	$(8,933)	$240,245

Net loss	--	--	--	(893)	--	(893)
Other comprehensive income	--	--	--	--	199	199

Stock-based compensation expense, net of taxes withheld for vested restricted shares	35,926	3	(365)	--	--	(362)

Dividends paid	--	--	--	(814)	--	(814)

Balances, January 31, 2020 (Unaudited)	6,803,163	$680	$65,985	$180,444	$(8,734)	$238,375

The accompanying notes are an integral part of the condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	GENERAL

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

The condensed financial information as of January 31, 2020 and for the three months ended January 31, 2020 and January 31, 2019 is unaudited. However, in our opinion, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary to present fairly our consolidated financial position, results of operations, changes in shareholders’ equity and cash flows for and at the end of the interim periods. We suggest that you read these Condensed Consolidated Financial Statements in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended October 31, 2019.

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

We adopted Accounting Standards Codification (“ASC”) 606 “Revenue from Contracts with Customers” (“ASC 606”) on November 1, 2018, the start of our 2019 fiscal year, and elected the modified retrospective method as of the date of adoption. Prior to the adoption of ASC 606, our revenues were already recognized in the same manner as that required by ASC 606. Therefore, the adoption of ASC 606 did not have an effect on our overall financial statements.

We recognize revenues from the sale of machine tools, components and accessories and services and reflect the consideration to which we expect to be entitled.  We record revenues based on a five-step model in accordance with Financial Accounting Standards Board (“FASB”) guidance codified in ASC 606. In accordance with ASC 606, we have defined contracts as agreements with our customers and distributors in the form of purchase orders, packing or shipping documents, invoices, and, periodically, verbal requests for components and accessories. For each contract, we identify our performance obligations, which are delivering goods or services, determine the transaction price, allocate the contract transaction price to each of the performance obligations (when applicable), and recognize the revenue when (or as) each of the performance obligation to the customer is fulfilled.  A good or service is transferred when the customer obtains control of that good or service.  Our computerized machine tools are general purpose computer-controlled machine tools that are typically used in stand-alone operations. Prior to shipment, we test each machine to ensure the machine’s compliance with standard operating specifications. We deem that the customer obtains control upon delivery of the product and that obtaining control is not contingent upon contractual customer acceptance. Therefore, we recognize revenue from sales of our machine tool systems upon delivery of the product to the customer or distributor, which is normally at the time of shipment.

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

We enter into these forward exchange contracts to reduce the potential effects of foreign exchange rate movements on our net equity investment in one of our foreign subsidiaries, to reduce the impact on gross profit and net earnings from sales and purchases denominated in foreign currencies, and to reduce the impact on our net earnings of foreign currency fluctuations on receivables and payables denominated in foreign currencies that are different than the subsidiaries’ functional currency. We are primarily exposed to foreign currency exchange rate risk with respect to transactions and net assets denominated in Euros, Pounds Sterling, Indian Rupee, Singapore Dollars, Chinese Yuan, Polish Zloty, and New Taiwan Dollars. We record all derivative instruments as assets or liabilities at fair value.

Derivatives Designated as Hedging Instruments

We enter into foreign currency forward exchange contracts periodically to hedge certain forecasted inter-company sales and purchases denominated in the following foreign currencies: the Pound Sterling, Euro and New Taiwan Dollar. The purpose of these instruments is to mitigate the risk that the U.S. Dollar net cash inflows and outflows resulting from sales and purchases denominated in foreign currencies will be adversely affected by changes in exchange rates. These forward contracts have been designated as cash flow hedge instruments and are recorded in the Condensed Consolidated Balance Sheets at fair value in Derivative assets and Derivative liabilities. The effective portion of the gains and losses resulting from the changes in the fair value of these hedge contracts is deferred in Accumulated other comprehensive loss and recognized as an adjustment to Cost of sales and service in the period that the corresponding inventory sold that is the subject of the related hedge contract is recognized, thereby providing an offsetting economic impact against the corresponding change in the U.S. Dollar value of the inter-company sale or purchase being hedged. The ineffective portion of gains and losses resulting from the changes in the fair value of these hedge contracts is immediately reported in Other income, net. We perform quarterly assessments of hedge effectiveness by verifying and documenting the critical terms of the hedge instrument and determining that forecasted transactions have not changed significantly. We also assess on a quarterly basis whether there have been adverse developments regarding the risk of a counterparty default.

We had forward contracts outstanding as of January 31, 2020, denominated in Euros, Pounds Sterling and New Taiwan Dollars with set maturity dates ranging from February 2020 through January 2021. The contract amounts, expressed at forward rates in U.S. Dollars at January 31, 2020, were $12.3 million for Euros, $3.9 million for Pounds Sterling and $15.0 million for New Taiwan Dollars. At January 31, 2020, we had approximately $5,000 of loss, net of tax, related to cash flow hedges deferred in Accumulated other comprehensive loss. Included in this amount were $156,000 of unrealized gains, net of tax, related to cash flow hedge instruments that remain subject to currency fluctuation risk. The majority of these deferred gains will be recorded as an adjustment to Cost of sales and service in periods through January 2021, when the corresponding inventory that is the subject of the related hedge contracts is sold, as described above.

We are also exposed to foreign currency exchange risk related to our investment in net assets in foreign countries. To manage this risk, we entered into a forward contract with a notional amount of €3.0 million in November 2019. We designated this forward contract as a hedge of our net investment in Euro denominated assets. We selected the forward method under FASB guidance related to the accounting for derivative instruments and hedging activities. The forward method requires all changes in the fair value of the contract to be reported as a cumulative translation adjustment in Accumulated other comprehensive loss, net of tax, in the same manner as the underlying hedged net assets. This forward contract matures in November 2020. As of January 31, 2020, we had a realized gain of $947,000 and an unrealized gain of $10,000, net of tax, recorded as cumulative translation adjustments in Accumulated other comprehensive loss related to this forward contract.

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

We had forward contracts outstanding as of January 31, 2020, denominated in Euros, Pounds Sterling, South African Rand, and New Taiwan Dollar with set maturity dates ranging from February 2020 through January 2021. The contract amounts, expressed at forward rates in U.S. Dollars at January 31, 2020, totaled $52.9 million.

Fair Value of Derivative Instruments

We recognize the fair value of derivative instruments as assets and liabilities on a gross basis on our Condensed Consolidated Balance Sheets. As of January 31, 2020 and October 31, 2019, all derivative instruments were recorded at fair value on our Consolidated Balance Sheets as follows (in thousands):

	January 31, 2020		October 31, 2019
	Balance Sheet	Fair	Balance Sheet	Fair
Derivatives	Location	Value	Location	Value
Designated as Hedging Instruments:
Foreign exchange forward contracts	Derivative assets	$347	Derivative assets	$751
Foreign exchange forward contracts	Derivative liabilities	$154	Derivative liabilities	$99

Not Designated as Hedging Instruments:
Foreign exchange forward contracts	Derivative assets	$274	Derivative assets	$640
Foreign exchange forward contracts	Derivative liabilities	$221	Derivative liabilities	$289

Effect of Derivative Instruments on the Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Changes in Shareholders’ Equity and Condensed Consolidated Statements of Operations

Derivative instruments had the following effects on our Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Changes in Shareholders’ Equity and Condensed Consolidated Statements of Operations, net of tax, during the three months ended January 31, 2020 and 2019 (in thousands):

	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Loss)		Location of Gain (Loss) Reclassified	Amount of Gain (Loss) Reclassified from Other Comprehensive Income (Loss)
	Three Months Ended January 31,		from Other Comprehensive	Three Months Ended January 31,
Derivatives	2020	2019	Income (Loss)	2020	2019
Designated as Hedging Instruments: (Effective portion)
Foreign exchange forward contracts
– Intercompany sales/purchases	$(4)	$(270)	Cost of sales and service	$80	$(12)
Foreign exchange forward contract
– Net investment	$25	$(2)

We did not recognize any gains or losses as a result of hedges deemed ineffective for either of the three months ended January 31, 2020 or 2019. We recognized the following losses and gains in our Condensed Consolidated Statements of Operations during the three months ended January 31, 2020 and 2019 on derivative instruments not designated as hedging instruments (in thousands):

		Amount of Gain (Loss) Recognized in Operations
	Location of Gain (Loss) Recognized	Three Months Ended January 31,
Derivatives	in Operations	2020	2019
Not Designated as Hedging Instruments:
Foreign exchange forward contracts	Other income, net	$156	$(234)

The following table presents the changes in the components of Accumulated other comprehensive loss, net of tax, for the three months ended January 31, 2020 (in thousands):

	Foreign Currency Translation	Cash Flow Hedges	Total
Balance, October 31, 2019	$(10,042)	$1,109	$(8,933)
Other comprehensive income (loss) before reclassifications	283	(4)	279
Reclassifications	--	(80)	(80)
Balance, January 31, 2020	$(9,759)	$1,025	$(8,734)

4.	EQUITY INCENTIVE PLAN

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

A summary of stock option activity for the three-month period ended January 31, 2020, is as follows:

	Stock Options	Weighted Average Exercise Price
Outstanding at October 31, 2019	37,045	$21.69
Options granted	--	--
Options exercised	--	--
Options cancelled	--	--
Outstanding at January 31, 2020	37,045	$21.69

Summarized information about outstanding stock options as of January 31, 2020, that have already vested and are currently exercisable, are as follows:

Options Already Vested and Currently Exercisable
Number of outstanding options	37,045
Weighted average remaining contractual life (years)	2.02
Weighted average exercise price per share	$21.69
Intrinsic value of outstanding options	$356,000

The intrinsic value of an outstanding stock option is calculated as the difference between the stock price as of January 31, 2020 and the exercise price of the option.

On November 13, 2019, the Compensation Committee granted a total of 8,052 shares of time-based restricted stock to our non-executive employees. The restricted shares vest in thirds over three years from the date of grant provided the recipient remains employed through that date. The grant date fair value of the restricted shares was based upon the closing sales price of our common stock on the date of grant, which was $35.75 per share.

On January 2, 2020, the Compensation Committee determined the degree to which the long-term incentive compensation arrangement approved for the fiscal 2017-2019 performance period was attained, and the resulting payout level relative to the target amount for each of the metrics that were established by the Compensation Committee in 2017. As a result, the Compensation Committee determined that a total of 28,979 PSUs were earned by our executive officers, which performance share units (“PSUs”) vested on January 2, 2020. The vesting date fair value of the PSUs was based on the closing sales price of our common stock on the vesting date, which was $37.79 per share.

On January 2, 2020, the Compensation Committee also approved a long-term incentive compensation arrangement for our executive officers in the form of restricted shares and PSUs under the 2016 Equity Plan, which will be payable in shares of our common stock if earned and vested. The awards were approximately 25% time-based vesting and approximately 75% performance-based vesting. The three-year performance period for the PSUs is fiscal 2020 through fiscal 2022.

On that date, the Compensation Committee granted a total of 20,837 shares of time-based restricted stock to our executive officers. The restricted shares vest in thirds over three years from the date of grant provided the recipient remains employed through that date. The grant date fair value of the restricted shares was based upon the closing sales price of our common stock on the date of grant, which was $37.79 per share.

On January 2, 2020, the Compensation Committee also granted a total target number of 26,918 PSUs to our executive officers designated as “PSU – TSR”. These PSUs were weighted as approximately 40% of the overall 2020 executive long-term incentive compensation arrangement and will vest and be paid based upon the total shareholder return of our common stock over the three-year period of fiscal 2020-2022, relative to the total shareholder return of the companies in a specified peer group over that period. Participants will have the ability to earn between 50% of the target number of the PSUs – TSR for achieving threshold performance and 200% of the target number of the PSUs – TSR for achieving maximum performance. The grant date fair value of the PSUs – TSR was $46.81 per PSU and was calculated using the Monte Carlo approach.

On January 2, 2020, the Compensation Committee also granted a total target number of 29,174 PSUs to our executive officers designated as “PSU – ROIC”. These PSUs were weighted as approximately 35% of the overall 2020 executive long-term incentive compensation arrangement and will vest and be paid based upon the achievement of pre-established goals related to our average return on invested capital over the three-year period of fiscal 2020-2022. Participants will have the ability to earn between 50% of the target number of the PSUs - ROIC for achieving threshold performance and 200% of the target number of the PSUs - ROIC for achieving maximum performance. The grant date fair value of the PSUs – ROIC was based on the closing sales price of our common stock on the grant date, which was $37.79 per share.

A reconciliation of our restricted stock and PSU activity and related information for the three-month period ended January 31, 2020 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at October 31, 2019	200,482	$39.62
Shares or units granted	84,981	40.45
Shares or units vested	(35,926)	37.62
Shares or units cancelled	(10,164)	40.88
Shares or units withheld	(13,369)	37.38
Unvested at January 31, 2020	226,004	$40.33

During the first three months of fiscal 2020 and 2019, we recorded approximately $136,000 and $709,000, respectively, of stock-based compensation expense related to grants under the 2016 Equity Plan. As of January 31, 2020, there was an estimated $4.3 million of total unrecognized stock-based compensation cost that we expect to recognize by the end of the first quarter of fiscal 2023.

5.	ACQUISITION OF BUSINESS

On August 5, 2019, we (through a newly-formed subsidiary, ProCobots, LLC (“ProCobots”)) acquired substantially all of the assets of a U.S.-based automation integration company for approximately $4.4 million.  This acquired business provides automation solutions that can be integrated with any machine tool. The purchase price has been preliminarily allocated to the assets acquired and the liabilities assumed based on their fair values, and approximated $4.4 million. The allocation of the opening balance sheet of ProCobots as of August 5, 2019 is as follows (in thousands):

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

The results of operations of ProCobots have been included in the consolidated financial statements from the date of acquisition.

6.	EARNINGS PER SHARE

Per share results have been computed based on the average number of common shares outstanding over the period in question. The computation of basic and diluted net income (loss) per share is determined using net income (loss) applicable to common shareholders as the numerator and the number of shares outstanding as the denominator as follows (in thousands, except per share amounts):

	Three Months Ended January 31,
	2020		2019
	Basic	Diluted	Basic	Diluted
Net income (loss)	$(893)	$(893)	$6,654	$6,654
Undistributed (earnings) loss allocated to participating shares	9	9	(53)	(53)
Net income (loss) applicable to common shareholders	$(884)	$(884)	$6,601	$6,601

Weighted average shares outstanding	6,781	6,781	6,735	6,735
Stock options and contingently issuable securities	--	--	--	72
	6,781	6,781	6,735	6,807
Income (loss) per share	$(0.13)	$(0.13)	$0.98	$0.97

7.	ACCOUNTS RECEIVABLE

Accounts receivable are net of allowances for doubtful accounts of $879,000 as of January 31, 2020 and $891,000 million as of October 31, 2019.

8.	INVENTORIES

Inventories, priced at the lower of cost (first-in, first-out method) or net realizable value, are summarized below (in thousands):

	January 31, 2020	October 31, 2019
Purchased parts and sub-assemblies	$34,007	$32,074
Work-in-process	15,053	20,901
Finished goods	101,438	95,876
	$150,498	$148,851

9.	LEASES

We adopted Accounting Standards Update (“ASU”) No. 2016-02, “Leases” (“ASC 842”) on November 1, 2019, the start of our 2020 fiscal year, and utilized the transition method allowed. Accordingly, comparative period financial information was not adjusted for the effects of adopting ASC 842 and no cumulative-effect adjustment was required to the opening balance of retained earnings on the adoption date.

Upon adoption of ASC 842, we utilized the following elections and practical expedients:

•	We have elected to combine non-lease components with lease components.
•	If at the lease commencement date, a lease has a lease term of 12 months or less and does not include a purchase option that is reasonably certain to be exercised, we have elected not to apply ASC 842 recognition requirements. Nonetheless, we intend to include leases of less than 12 months within the updated footnote disclosures, if material.
•	We have elected not to use the portfolio method if we enter into a large number of leases in the same month with the same terms and conditions.
•	As we have applied the new transition method allowed per ASU 2018-11, we have elected not to reassess arrangements entered into prior to November 1, 2019 for whether an arrangement is or contains a lease, the lease classification applied or to separate initial direct costs.
•	We have elected not to use hindsight in determining the lease term for lease contracts that have historically been renewed or amended.

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

We record a right-of-use asset and lease liability on our Condensed Consolidated Balance Sheets for all leases for which we are a lessee, in accordance with ASC 842. We have no lease agreements in place for which we are a lessor, and all our leases for which we are a lessee are classified as operating leases under the guidance in Topic 840.

We recorded total operating lease expense of $1.3 million and $1.2 million for the three months ended January 31, 2020 and 2019, respectively, which is classified within Cost of sales and service and Selling, general and administrative expenses within the Condensed Consolidated Statements of Operations. Operating lease expense includes short-term leases and variable lease payments which are immaterial. There have been no lease costs capitalized on the Condensed Consolidated Balance Sheets as of January 31, 2020.

The following table summarizes supplemental cash flow information and non-cash activity related to operating leases for the three months ended January 31, 2020 (in thousands):

Three Months Ended January 31, 2020
Operating cash flow information:
Cash paid for amounts included in the measurement of lease liabilities	$1,140
Noncash information:
Right-of-use assets obtained in exchange for new operating lease liabilities	$879

The following table summarizes the maturities of lease commitments as of October 31, 2019, prior to the adoption of the new lease guidance, as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended October 31, 2019 (in thousands):

2020	$4,015
2021	3,149
2022	2,224
2023	1,482
2024 and thereafter	2,531
Total	$13,401

The following table summarizes the maturities of undiscounted cash flows of lease commitments reconciled to the total lease liability as of January 31, 2020 (in thousands):

Remainder of 2020	$3,351
2021	3,592
2022	2,576
2023	1,731
2024 and thereafter	2,880
Total	14,130
Less: Imputed interest	(567)
Present value of operating lease liabilities	$13,563

As of January 31, 2020, the weighted-average remaining term of our lease portfolio was approximately 4.0 years and the weighted-average discount rate was approximately 1.5%

10.	SEGMENT INFORMATION

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

From time to time, our subsidiaries guarantee third party payment obligations in connection with the sale of machines to customers that use financing. We follow FASB guidance for accounting for guarantees (codified in ASC 460). As of January 31, 2020, we had 23 outstanding third party payment guarantees totaling approximately $0.5 million. The terms of these guarantees are consistent with the underlying customer financing terms. Upon shipment of a machine, the customer assumes the risk of ownership. The customer does not obtain title, however, until it has paid for the machine. A retention of title clause allows us to recover the machine if the customer defaults on the financing. We accrue liabilities under these guarantees at fair value, which amounts are insignificant.

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

	Three Months Ended January 31,
	2020	2019
Balance, beginning of period	$1,760	$2,499
Provision for warranties during the period	492	962
Charges to the reserve	(784)	(868)
Impact of foreign currency translation	3	27
Balance, end of period	$1,471	$2,620

The year-over-year decrease in our warranty reserve was primarily due to a decrease in the number of machines under warranty resulting from decreased sales volume.

12.	DEBT AGREEMENTS

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

In March 2019, our wholly-owned subsidiaries in Taiwan, Hurco Manufacturing Limited. (“HML”), and China, Ningbo Hurco Machine Tool Co. Ltd. (“NHML”), closed on uncommitted revolving credit facilities with maximum aggregate amounts of 150 million New Taiwan Dollars (the “Taiwan credit facility”) and 32.5 million Chinese Yuan (the “China credit facility”), respectively. As uncommitted facilities, both the Taiwan and China credit facilities are subject to review and termination by the respective underlying lending institutions from time to time.

As of January 31, 2020, our existing credit facilities consist of our €1.5 million revolving credit facility in Germany, the 150 million New Taiwan Dollars Taiwan credit facility, the 32.5 million Chinese Yuan China credit facility and the $40.0 million revolving credit facility under the 2018 Credit Agreement. There were no borrowings under any of our credit facilities and there was $51.3 million of available borrowing capacity thereunder.

13.	INCOME TAXES

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

The Tax Reform Act created a new requirement that GILTI income earned by Controlled Foreign Corporations (“CFCs”) must be included in the gross income of the CFC’s U.S. shareholder. We have elected the period cost method to account for GILTI tax. The Tax Reform Act also created the FDII for U.S. companies that derive income from the export of tangible and intangible property and services. We have included an estimate for the GILTI and FDII in our annualized effective tax rate used to determine tax expense (benefit) for the three months ended January 31, 2020.

We recorded an income tax benefit during the first three months of fiscal 2020 of $597,000 compared to income tax expense of $2.5 million for the same period in fiscal 2019. Our effective tax rate for the first three months of fiscal 2020 was 40% in comparison to 27% for the same period in fiscal 2019. The increase in effective tax rate was primarily due to a shift in geographic mix of income and loss among tax jurisdictions. The shift in geographic mix of income and loss during the quarter created an unfavorable impact of certain U.S. tax reform provisions in the current fiscal year related to deductions for FDII and minimal tax provisions for GILTI.

Our unrecognized tax benefits were $228,000 as of January 31, 2020 and $225,000 as of October 31, 2019, and in each case included accrued interest.

We recognize accrued interest and penalties related to unrecognized tax benefits as components of income tax expense. As of January 31, 2020, the gross amount of interest accrued, reported in Accrued expenses, was approximately $35,000, which did not include the federal tax benefit of interest deductions.

We file U.S. federal and state income tax returns, as well as tax returns in several foreign jurisdictions. The statutes of limitations with respect to unrecognized tax benefits will expire between July 2020 and August 2023.

14.	FINANCIAL INSTRUMENTS

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

In accordance with this guidance, the following table represents the fair value hierarchy for our financial assets and liabilities measured at fair value as of January 31, 2020 and October 31, 2019 (in thousands):

	Assets		Liabilities
	January 31, 2020	October 31, 2019	January 31, 2020	October 31, 2019
Level 1
Deferred Compensation	$1,652	$1,991	$--	$--

Level 2
Derivatives	$621	$1,391	$375	$388

Included in Level 1 assets are mutual fund investments under a nonqualified deferred compensation plan. We estimate the fair value of these investments on a recurring basis using market prices that are readily available.

Included in Level 2 fair value measurements are derivative assets and liabilities related to gains and losses on foreign currency forward exchange contracts entered into with a third party. We estimate the fair value of these derivatives on a recurring basis using foreign currency exchange rates obtained from active markets. Derivative instruments are reported in the accompanying Condensed Consolidated Financial Statements at fair value. We have derivative financial instruments in the form of foreign currency forward exchange contracts as described in Note 3 of Notes to the Condensed Consolidated Financial Statements. The U.S. Dollar equivalent notional amounts of these contracts was $87.9 million and $108.6 million at January 31, 2020 and October 31, 2019, respectively.

The fair value of our foreign currency forward exchange contracts and the related currency positions are subject to offsetting market risk resulting from foreign currency exchange rate volatility. The counterparties to the forward exchange contracts are substantial and creditworthy financial institutions. We do not consider either the risk of counterparties’ non-performance or the economic consequences of counterparties’ non-performance to be material risks.

15.	CONTINGENCIES AND LITIGATION

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

16.	NEW ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Pronouncements:

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

Topic 842 is effective for our fiscal year 2020, including interim periods within the fiscal year, and requires modified retrospective application. We adopted Topic 842 on November 1, 2019 utilizing the transition method allowed per ASU 2018-11, and accordingly, comparative period financial information was not adjusted for the effects of adopting Topic 842 and no cumulative-effect adjustment was required to the opening balance of retained earnings on the adoption date. See Note 9 of Notes to the Condensed Consolidated Financial Statements for further information.

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) contains information intended to help provide an understanding of our financial condition and other related matters, including our liquidity, capital resources and results of operations. The MD&A is provided as a supplement to, and should be read in conjunction with, our unaudited financial statements and the notes accompanying our unaudited financial statements appearing elsewhere in this report, as well as our audited financial statements, the accompanying notes and the MD&A included in our Annual Report on Form 10-K for the year ended October 31, 2019.

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

The market for machine tools is international in scope. We have both significant foreign sales and significant foreign manufacturing operations. During the first three months of fiscal 2020, approximately 46% of our revenues were attributable to customers in Europe, where we typically sell more of our higher-performance, higher-priced VMX series machines. Additionally, approximately 14% of our revenues were attributable to customers in the Asia Pacific region, where we encounter greater pricing pressures.

We have three brands of CNC machine tools in our product portfolio: Hurco is the technology innovation brand for customers who want to increase productivity and profitability by selecting a brand with the latest software and motion technology. Milltronics is the value-based brand for shops that want easy-to-use machines at competitive prices. The Takumi brand is for customers that need very high speed, high efficiency performance, such as that required in the production, die/mold, aerospace and medical industries. Takumi machines are equipped with industry standard controls instead of the proprietary controls found on Hurco and Milltronics machines. These three brands of CNC machine tools are responsible for the vast majority of our revenue, however, we have added other non-Hurco branded products to the lineup that have contributed product diversity and market penetration opportunity. These non-Hurco branded products are comprised primarily of other general-purpose vertical milling centers and lathes, laser cutting machines, waterjet cutting machines, CNC grinders, compact horizontal machines, metal cutting saws and CNC swill lathes. ProCobots is our wholly-owned subsidiary that provides automation solutions that can be integrated with any machine tool. In addition, through our wholly-owned subsidiary LCM Precision Technology S.r.l. (“LCM”), we produce high value machine tool components and accessories.

We principally sell our products through more than 190 independent agents and distributors throughout the Americas, Europe and Asia.  Although some distributors carry competitive products, we are the primary line for the majority of our distributors globally.  We also have our own direct sales and service organizations in China, France, Germany, India, Italy, the Netherlands, Poland, Singapore, Taiwan, the United Kingdom and certain parts of the United States, which are among the world's principal machine tool consuming markets. The vast majority of our machine tools are manufactured to our specifications primarily by our wholly-owned subsidiary in Taiwan, HML. Machine castings to support HML’s production are manufactured at our wholly-owned subsidiary in Ningbo, China, NHML. Components to support our SRT line of five-axis machining centers, such as the direct drive spindle, swivel head and rotary table, are manufactured by our wholly-owned subsidiary in Italy, LCM.

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

RESULTS OF OPERATIONS

Three Months Ended January 31, 2020 Compared to Three Months Ended January 31, 2019

Sales and Service Fees. Sales and service fees for the first quarter of fiscal 2020 were $43.7 million, a decrease of $30.6 million, or 41%, compared to the corresponding prior year period and included an unfavorable currency impact of $0.3 million, or less than 1%, when translating foreign sales to U.S. dollars for financial reporting purposes.

Sales and Service Fees by Geographic Region

The following table sets forth net sales and service fees by geographic region for the first quarter ended January 31, 2020 and 2019 (dollars in thousands):

	Three Months Ended
	January 31,
	2020		2019		$ Change	% Change
Americas	$17,479	40%	$29,156	39%	$(11,677)	-40%
Europe	20,085	46%	35,711	48%	(15,626)	-44%
Asia Pacific	6,096	14%	9,346	13%	(3,250)	-35%
Total	$43,660	100%	$74,213	100%	$(30,553)	-41%

Since the beginning of fiscal 2020, our operating results have been adversely affected by the ongoing economic slowdown in Germany, trade tensions between U.S. and China, political friction in the U.S., the U.K. Brexit activities and more recently the international business disruption due to the outbreak of coronavirus. Many of our customers deferred or eliminated investments in capital equipment, which we attribute largely to the uncertainty these events created.  During the first quarter of fiscal 2020, sales declined in all regions, particularly in Europe and the Americas, our primary markets for our higher-performance, higher-priced machines. Additionally, global machine tool manufacturers have priced their excess inventories more competitively in order to realign inventory levels with current demand.

Sales in the Americas for the first quarter of fiscal 2020 decreased by 40%, compared to the corresponding period in fiscal 2019, primarily due to a reduced volume of shipments of Hurco, Milltronics and Takumi machines. Sales in the Americas in the first quarter of fiscal 2019 also benefitted from strong demand and backlog coming off fiscal 2018, a record sales year for Hurco.

European sales for the first quarter of fiscal 2020 decreased by 44%, compared to the corresponding period in fiscal 2019, and included an unfavorable currency impact of less than 1%, when translating foreign sales to U.S. dollars for financial reporting purposes. The decrease in European sales for the first quarter of fiscal 2020 was primarily attributable to a reduced volume of shipments of Hurco and Takumi machines in Germany and the United Kingdom, as well as a decrease in sales of electro-mechanical components and accessories manufactured by our wholly-owned subsidiary in Italy, LCM. Sales in Europe in the first quarter of fiscal 2019 also benefitted from higher demand and backlog from the fourth quarter of fiscal 2018.

Asian Pacific sales for the first quarter of fiscal 2020 decreased by 35%, compared to the corresponding period in fiscal 2019, and included a negative currency impact of less than 1%, when translating foreign sales to U.S. dollars for financial reporting purposes. The year-over-year reduction in Asian Pacific sales primarily resulted from a reduced volume of shipments of Hurco vertical milling and lathe machines in China, India and Southeast Asia, as well as lower sales of Takumi vertical milling machines in China.

Sales and Service Fees by Product Category

The following table sets forth net sales and service fees by product category for the quarter ended January 31, 2020 and 2019 (dollars in thousands):

	Three Months Ended
	January 31,
	2020		2019		$ Change	% Change
Computerized Machine Tools	$35,214	81%	$64,232	86%	$(29,018)	-45%
Computer Control Systems and Software †	558	1%	733	1%	(175)	-24%
Service Parts	5,901	13%	7,130	10%	(1,229)	-17%
Service Fees	1,987	5%	2,118	3%	(131)	-6%
Total	$43,660	100%	$74,213	100%	$(30,553)	-41%

† Amounts shown do not include computer control systems and software sold as an integrated component of computerized machine systems.

Sales of computerized machine tools and computer control systems and software for the first quarter of fiscal 2020 decreased by 45% and 24%, respectively, compared to the corresponding prior year period, and included an unfavorable currency impact of less than 1%. The year-over-year decreases were a result of decreased shipments of Hurco and Milltronics machines across all regions. Sales of service parts decreased by 17% during the first quarter of 2020, compared to the corresponding prior year period, reflecting decreased aftermarket sales of service parts in North America, Germany, France and the United Kingdom. Service fees for the first quarter of fiscal 2020 decreased by 6%, compared to the corresponding prior year period, due primarily to a decrease in aftermarket service of Hurco products in Germany.

Orders. Orders for the first quarter of fiscal 2020 were $45.6 million, a decrease of $22.4 million, or 33%, compared to the corresponding period in fiscal 2019, and included an unfavorable currency impact of $0.2 million, or less than 1%, when translating foreign orders to U.S. dollars.

The following table sets forth new orders booked by geographic region for the first quarter ended January 31, 2020 and 2019 (dollars in thousands):

	Three Months Ended
	January 31,
	2020		2019		$ Change	% Change
Americas	$18,162	40%	$24,730	36%	$(6,568)	-27%
Europe	21,746	48%	33,310	49%	(11,564)	-35%
Asia Pacific	5,672	12%	9,967	15%	(4,295)	-43%
Total	$45,580	100%	$68,007	100%	$(22,427)	-33%

Orders in the Americas for the first quarter of fiscal 2020 decreased by 27%, compared to the corresponding period in fiscal 2019, primarily due to decreased customer demand for Hurco, Milltronics and Takumi machines.

European orders for the first quarter of fiscal 2020 decreased by 35%, compared to the corresponding prior year period, and included an unfavorable currency impact of less than 1%, when translating foreign orders to U.S. dollars. The year-over-year decrease in orders was driven primarily by decreased customer demand for Hurco and Takumi machines in Germany and the United Kingdom.

Asian Pacific orders for the first quarter of fiscal 2020 decreased by 43%, compared to the corresponding prior year period, and included a favorable currency impact of less than 1%, when translating foreign orders to U.S. dollars. The year-over-year decrease in Asian Pacific orders was driven primarily by a reduction in customer demand for Hurco machines in China and Southeast Asia.

Gross Profit. Gross profit for the first quarter of fiscal 2020 was $9.2 million, or 21% of sales, compared to $22.1 million, or 30% of sales, for the corresponding prior year period. The year-over-year decrease in gross profit as a percentage of sales were primarily due to lower sales of more higher-priced, higher-performance machines across all sales regions, particularly the European sales region, and competitive pricing pressures on a global basis due to excess inventory levels. Additionally, gross profit was negatively impacted by the allocation of fixed costs on lower sales and production volumes.

Operating Expenses. Selling, general and administrative expenses for the first quarter of fiscal 2020 were $10.8 million, or 25% of sales, compared to $13.9 million, or 19% of sales, in the corresponding period in fiscal 2019, and included a favorable currency impact of $0.1 million, when translating foreign expenses to U.S. dollars for financial reporting purposes. The year-over-year reduction in selling, general and administrative expenses was primarily due to a decrease in incentive and variable employee compensation, employee benefits and other operating expense reductions implemented during the first quarter of fiscal 2020, partially offset by increased operating expenses associated with ProCobots, the U.S.-based automation integration business acquired by Hurco in the fourth quarter of fiscal 2019.

Operating Income (Loss). Operating loss for the first quarter of fiscal 2020 was $1.7 million compared to operating income of $8.2 million for the corresponding period in fiscal 2019. The decrease in operating income (loss) year-over-year was primarily driven by the decreased volume of sales.

Other Income, Net. Other income, net in the first quarter of fiscal 2020 decreased by $0.5 million from the corresponding period in fiscal 2019 primarily due to a reduction in foreign currency exchange gains in fiscal 2020, compared to the corresponding period in fiscal 2019.

Income Taxes. The effective tax rates for the first quarter of fiscal 2020 was 40%, compared to 27% in the corresponding prior year period. The year-over-year increase in the effective tax rate was primarily due to a shift in geographic mix of income and loss among tax jurisdictions. The shift in geographic mix of income and loss during the quarter created an unfavorable impact of certain U.S. tax reform provisions in the current fiscal year related to deductions for FDII and minimal tax provisions for GILTI.

LIQUIDITY AND CAPITAL RESOURCES

At January 31, 2020, we had cash and cash equivalents of $52.6 million, compared to $56.9 million at October 31, 2019. Approximately 24% of the $52.6 million of cash and cash equivalents is denominated in U.S. Dollars. The balance is attributable to our foreign operations and is held in the local currencies of our various foreign entities, subject to fluctuations in currency exchange rates. We do not believe that the indefinite reinvestment of these funds offshore impairs our ability to meet our domestic working capital needs.

Working capital was $202.3 million at January 31, 2020 compared to $207.2 million at October 31, 2019. The decrease in working capital was primarily driven by decreases in accounts receivable and increases in operating lease liabilities, partially offset by decreases in accrued payroll, employee benefits and accounts payables.  Pursuant to the adoption of Accounting Standards Update No. 2016-02, “Leases” (Topic 842) right of use assets were all recorded as noncurrent, but the lease liabilities were allocated between current and noncurrent.  This created a current liability for operating leases, which resulted in a reduction to our working capital of $4.2 million for the three months ended January 31, 2020.

Capital expenditures of $0.4 million during the first three months of fiscal 2020 were primarily for capital improvements in existing facilities and software development costs. We funded these expenditures with cash on hand. The purchase price for the ProCobots acquisition has been preliminarily allocated to the assets acquired and the liabilities assumed based on their fair values, which approximated $4.4 million.

On December 31, 2018, we and our subsidiary Hurco B.V. entered into the 2018 Credit Agreement with Bank of America, N.A., as the lender. The 2018 Credit Agreement provides for an unsecured revolving credit and letter of credit facility in a maximum aggregate amount of $40.0 million. The 2018 Credit Agreement provides that the maximum amount of outstanding letters of credit at any one time may not exceed $10.0 million, the maximum amount of outstanding loans made to our subsidiary Hurco B.V. at any one time may not exceed $20.0 million, and the maximum amount of all outstanding loans denominated in alternative currencies at any one time may not exceed $20.0 million. Under the 2018 Credit Agreement, we and Hurco B.V. are borrowers, and certain of our other subsidiaries are guarantors. The scheduled maturity date of the 2018 Credit Agreement is December 31, 2020.

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

In March 2019, our wholly-owned subsidiaries in Taiwan, HML, and China, NHML, closed on uncommitted revolving credit facilities with maximum aggregate amounts of 150 million New Taiwan Dollars and 32.5 million Chinese Yuan, respectively. As uncommitted facilities, both the Taiwan and China credit facilities are subject to review and termination by the respective underlying lending institution from time to time.

As of January 31, 2020, our existing credit facilities consist of our €1.5 million revolving credit facility in Germany, the 150 million New Taiwan Dollars Taiwan credit facility, the 32.5 million Chinese Yuan China credit facility and the $40.0 million revolving credit facility under the 2018 Credit Agreement. We had no debt or borrowings under any of our credit facilities at January 31, 2020.

At January 31, 2020, we had an aggregate of $51.3 million available for borrowing under our credit facilities and were in compliance with all covenants relating thereto.

We believe our cash position and borrowing capacity under our credit facilities provide adequate liquidity to fund our operations over the next twelve months and allow us to remain committed to our strategic plan of product innovation, strategic acquisitions and targeted penetration of developing markets.

We continue to receive and review information on businesses and assets for potential acquisition, including intellectual property assets that are available for purchase.

CRITICAL ACCOUNTING POLICIES

Our accounting policies, which are described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2019, require management to make significant estimates and assumptions using information available at the time the estimates are made. These estimates and assumptions significantly affect various reported amounts of assets, liabilities, revenues, and expenses. If our future experience differs materially from these estimates and assumptions, our results of operations and financial condition would be affected. There were no material changes to our critical accounting policies during the first three months of fiscal 2020.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

There have been no material changes related to our contractual obligations and commitments from the information provided in our Annual Report on Form 10-K for the fiscal year ended October 31, 2019.

OFF BALANCE SHEET ARRANGEMENTS

From time to time, our subsidiaries guarantee third party payment obligations in connection with the sale of machines to customers that use financing. We follow FASB guidance for accounting for guarantees (codified in ASC 460). As of January 31, 2020, we had 23 outstanding third party payment guarantees totaling approximately $0.5 million. The terms of these guarantees are consistent with the underlying customer financing terms. Upon shipment of a machine, the customer assumes the risk of ownership. The customer does not obtain title, however, until the customer has paid for the machine. A retention of title clause allows us to recover the machine if the customer defaults on the financing. We accrue liabilities under these guarantees at fair value, which amounts are insignificant.

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

Interest Rate Risk

Interest on borrowings under our bank credit agreements are tied to prevailing domestic and foreign interest rates. At January 31, 2020, we had no borrowings outstanding under any of our credit facilities.

Foreign Currency Exchange Risk

In the first three months of fiscal 2020, we derived approximately 60% of our revenues from customers located outside of the Americas, where we invoiced and received payments in several foreign currencies. All of our computerized machine tools and computer control systems, as well as certain proprietary service parts, are sourced by our U.S.-based engineering and manufacturing division and re-invoiced to our foreign sales and service subsidiaries, primarily in their functional currencies.

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

Forward contracts for the sale or purchase of foreign currencies as of January 31, 2020, which are designated as cash flow hedges under FASB guidance related to accounting for derivative instruments and hedging activities, were as follows (in thousands, except weighted average forward rates):

	Notional Amount	Weighted		Contract Amount at Forward Rates in U.S. Dollars
Forward Contracts	in Foreign Currency	Average Forward Rate		Contract Date	January 31, 2020	Maturity Dates
Sale Contracts:
Euro	11,025	1.1366		12,531	12,310	Feb 2020 - Jan 2021
Pound Sterling	2,975	1.2986		3,863	3,940	Feb 2020 - Jan 2021

Purchase Contracts:
New Taiwan Dollar*	450,000	30.0371	*	14,981	15,040	Feb 2020 - Jan 2021

*New Taiwan Dollars per U.S. Dollar

Forward contracts for the sale or purchase of foreign currencies as of January 31, 2020, which were entered into to protect against the effects of foreign currency fluctuations on receivables and payables denominated in foreign currencies and are not designated as hedges under FASB guidance, were as follows (in thousands, except weighted average forward rates):

	Notional Amount	Weighted Avg.		Contract Amount at Forward Rates in U.S. Dollars
Forward Contracts	in Foreign Currency	Forward Rate		Contract Date	January 31, 2020	Maturity Dates
Sale Contracts:
Euro	28,453	1.1266		32,055	31,851	Feb 2020 - Jan 2021
Pound Sterling	1,745	1.3008		2,270	2,304	Feb 2020 – Mar 2020
South African Rand	3,351	0.0664		223	225	Mar 2020

Purchase Contracts:
New Taiwan Dollar	556,723	29.9245	*	18,604	18,479	Feb 2020 - May 2020

* New Taiwan Dollars per U.S. Dollar

We are also exposed to foreign currency exchange risk related to our investment in net assets in foreign countries. To manage this risk, we have maintained a forward contract with a notional amount of €3.0 million. We designated this forward contract as a hedge of our net investment in Euro-denominated assets. We selected the forward method under FASB guidance related to the accounting for derivative instruments and hedging activities. The forward method requires all changes in the fair value of the contract to be reported as a cumulative translation adjustment in Accumulated other comprehensive loss, net of tax, in the same manner as the underlying hedged net assets. This forward contract matures in November 2020. As of January 31, 2020, we had a realized gain of $947,000 and an unrealized gain of $10,000, net of tax, recorded as cumulative translation adjustments in Accumulated other comprehensive loss related to the hedging of our net investment in Euro-denominated assets. Forward contracts for the sale or purchase of foreign currencies as of January 31, 2020, which are designated as net investment hedges under this guidance were as follows (in thousands, except weighted average forward rates):

	Notional Amount	Weighted Avg.	Contract Amount at Forward Rates in U.S. Dollars
Forward Contract	in Foreign Currency	Forward Rate	Contract Date	January 31, 2020	Maturity Date
Sale Contracts:
Euro	3,000	1.1231	3,369	3,379	Nov 2020

Item 4.	CONTROLS AND PROCEDURES

We conducted an evaluation under the supervision and with participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2020, pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of the evaluation date.

There were no changes in our internal control over financial reporting during the three months ended January 31, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  RISK FACTORS

There have been no material changes from the risk factors disclosed in Part I, Item 1A – Risk Factors in our Annual Report on Form 10-K for the year ended October 31, 2019.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes the purchases of common stock made by us during the three months ended January 31, 2020:

	Total Number of Shares Purchased		Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under Plans or Programs(1)
November 2019	193	(2)	$40.01		0	$0
December 2019	0		$0		0	$0
January 2020	13,176	(2)	$37.35	(2)	0	$0
Total	13,369		$37.38		0	$0

(1)	The Company does not have any publicly announced share repurchase plans or programs.
(2)	Represents shares of our common stock that were withheld to satisfy the income tax obligations of recipients of awards of 35,926 restricted shares and earned performance stock units granted under the 2016 Equity Plan in connection with the vesting of such awards.

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

March 6, 2020