Form 10-Q
period 2020-04-30
HURCO COMPANIES INC
filed 2020-06-08
CIK 315374

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended April 30, 2020 or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to _________.

Commission File No. 0-9143

HURCO COMPANIES, INC.

(Exact name of registrant as specified in its charter)

Indiana	35-1150732
(State or other jurisdiction of	(I.R.S. Employer Identification Number)
incorporation or organization)

One Technology Way
Indianapolis, Indiana	46268
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code          (317) 293-5309

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, no par value	HURC	Nasdaq Global Select Market

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

The number of shares of the Registrant's common stock outstanding as of May 31, 2020 was 6,629,527.

HURCO COMPANIES, INC.

Form 10-Q Quarterly Report for Fiscal Quarter Ended April 30, 2020

PART I - FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

HURCO COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2020	2019	2020	2019

Sales and service fees	$37,126	$70,674	$80,786	$144,887

Cost of sales and service	30,417	49,037	64,918	101,108

Gross profit	6,709	21,637	15,868	43,779

Selling, general and administrative expenses	10,599	14,111	21,445	28,025

Operating income (loss)	(3,890)	7,526	(5,577)	15,754

Interest expense	32	14	50	26

Interest income	20	99	90	181

Investment income	3	129	65	371

Other income (expense), net	(793)	(7)	(710)	560

Income (loss) before taxes	(4,692)	7,733	(6,182)	16,840

Provision (benefit) for income taxes	(765)	2,481	(1,362)	4,934

Net income (loss)	$(3,927)	$5,252	$(4,820)	$11,906

Income (loss) per common share

Basic	$(0.58)	$0.77	$(0.71)	$1.75
Diluted	$(0.58)	$0.76	$(0.71)	$1.73

Weighted average common shares outstanding

Basic	6,739	6,764	6,760	6,750
Diluted	6,739	6,824	6,760	6,816

Dividends paid per share	$0.13	$0.12	$0.25	$0.23

The accompanying notes are an integral part of the condensed consolidated financial statements.

HURCO COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2020	2019	2020	2019

Net income (loss)	$(3,927)	$5,252	$(4,820)	$11,906

Other comprehensive income (loss):

Translation of foreign currency financial statements	(135)	(1,386)	148	(77)

(Gain) / loss on derivative instruments reclassified into operations, net of tax of $(9), $(14), $(33) and $(11), respectively	(30)	(48)	(110)	(36)

Gain / (loss) on derivative instruments, net of tax of $165, $84, $164 and $5, respectively	551	289	547	19

Total other comprehensive income (loss)	386	(1,145)	585	(94)

Comprehensive income (loss)	$(3,541)	$4,107	$(4,235)	$11,812

The accompanying notes are an integral part of the condensed consolidated financial statements.

HURCO COMPANIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	April 30,	October 31,
	2020	2019
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$45,267	$56,943
Accounts receivable, net	27,798	43,279
Inventories, net	152,864	148,851
Derivative assets	1,449	1,391
Prepaid assets	14,093	9,414
Other	427	1,983
Total current assets	241,898	261,861
Property and equipment:
Land	868	868
Building	7,352	7,352
Machinery and equipment	28,746	28,846
Leasehold improvements	4,730	4,902
	41,696	41,968
Less accumulated depreciation and amortization	(28,909)	(28,055)
Total property and equipment	12,787	13,913
Non-current assets:
Software development costs, less accumulated amortization	8,044	8,318
Goodwill	5,809	5,847
Intangible assets, net	746	1,096
Operating lease – right-of-use assets, net	12,300	--
Deferred income taxes	1,686	1,846
Investments and other assets, net	8,105	8,184
Total non-current assets	36,690	25,291
Total assets	$291,375	$301,065

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$29,977	$33,969
Derivative liabilities	60	388
Operating lease liabilities	3,905	--
Accrued payroll and employee benefits	6,384	11,564
Accrued income taxes	473	1,936
Accrued expenses	4,211	5,015
Accrued warranty	1,244	1,760
Total current liabilities	46,254	54,632
Non-current liabilities:
Deferred income taxes	182	160
Accrued tax liability	1,944	2,036
Operating lease liabilities	8,738	--
Deferred credits and other	3,569	3,992
Total non-current liabilities	14,433	6,188
Shareholders’ equity:
Preferred stock: no par value per share, 1,000,000 shares authorized; no shares issued	--	--
Common stock: no par value, $.10 stated value per share, 12,500,000 shares authorized 6,737,969 and 6,824,451 shares issued and 6,666,226 and 6,767,237 shares outstanding, as of April 30, 2020 and October 31, 2019, respectively	667	677
Additional paid-in capital	62,731	66,350
Retained earnings	175,638	182,151
Accumulated other comprehensive loss	(8,348)	(8,933)
Total shareholders’ equity	230,688	240,245
Total liabilities and shareholders’ equity	$291,375	$301,065

The accompanying notes are an integral part of the condensed consolidated financial statements.

HURCO COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2020	2019	2020	2019

Cash flows from operating activities:
Net income (loss)	$(3,927)	$5,252	$(4,820)	$11,906
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Provision (benefit) for doubtful accounts	139	(92)	127	(139)
Deferred income taxes	(49)	12	59	(26)
Equity in income (loss) of affiliates	(23)	(123)	(66)	(408)
Depreciation and amortization	1,067	906	2,172	1,845
Foreign currency (gain) loss	1,460	436	1,567	(356)
Unrealized (gain) loss on derivatives	(647)	(425)	19	(221)
Stock-based compensation	643	724	779	1,433
Change in assets and liabilities:
(Increase) decrease in accounts receivable	3,852	8,340	15,004	10,400
(Increase) decrease in inventories	(3,462)	(3,473)	(4,758)	(10,570)
(Increase) decrease in prepaid expenses	(2,443)	(386)	(4,568)	(1,362)
Increase (decrease) in accounts payable	249	(4,724)	(4,291)	(7,616)
Increase (decrease) in accrued expenses	89	1,116	(6,389)	(3,641)
Increase (decrease) in accrued income tax	(853)	(5,123)	(1,480)	(2,745)
Net change in operating lease assets and liabilities	(4)	--	351	--
Net change in derivative assets and liabilities	(103)	(75)	(205)	376
Other	1,923	12	1,663	(469)
Net cash provided by (used for) operating activities	(2,089)	2,377	(4,836)	(1,593)

Cash flows from investing activities:
Proceeds from sale of equipment	54	9	127	31
Purchase of property and equipment	(203)	(499)	(389)	(1,281)
Software development costs	(193)	(508)	(456)	(969)
Net cash provided by (used for) investing activities	(342)	(998)	(718)	(2,219)

Cash flows from financing activities:
Dividends paid	(879)	(818)	(1,693)	(1,565)
Taxes paid related to net settlement of restricted shares	--	--	(498)	(499)
Stock repurchases	(3,911)	--	(3,911)	--
Repayment of short-term debt	--	--	--	(1,454)
Net cash provided by (used for) financing activities	(4,790)	(818)	(6,102)	(3,518)

Effect of exchange rate changes on cash	(99)	(139)	(20)	340

Net increase (decrease) in cash and cash equivalents	(7,320)	422	(11,676)	(6,990)

Cash and cash equivalents at beginning of period	52,587	69,758	56,943	77,170

Cash and cash equivalents at end of period	$45,267	$70,180	$45,267	$70,180

The accompanying notes are an integral part of the condensed consolidated financial statements.

HURCO COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(In thousands, except shares outstanding)

	Three Months Ended April 30, 2020 and 2019
	Common Stock		Additional		Accumulated Other
	Shares Outstanding	Amount	Paid-in Capital	Retained Earnings	Comprehensive Income (Loss)	Total
Balances, January 31, 2019	6,758,123	$676	$64,391	$173,766	$(8,812)	$230,021
Net income	--	--	--	5,252	--	5,252
Other comprehensive income (loss)	--	--	--	--	(1,145)	(1,145)
Stock-based compensation expense, net of taxes withheld for vested restricted shares	9,114	1	723	--	--	724
Dividends paid	--	--	--	(818)	--	(818)
Balances, April 30, 2019	6,767,237	$677	$65,114	$178,200	$(9,957)	$234,034

Balances, January 31, 2020	6,803,163	$680	$65,985	$180,444	$(8,734)	$238,375
Net loss	--	--	--	(3,927)	--	(3,927)
Other comprehensive income (loss)	--	--	--	--	386	386
Stock-based compensation expense, net of taxes withheld for vested restricted shares	11,824	2	642	--	--	644
Stock repurchases	(148,761)	(15)	(3,896)	--	--	(3,911)
Dividends paid	--	--	--	(879)	--	(879)
Balances, April 30, 2020	6,666,226	$667	$62,731	$175,638	$(8,348)	$230,688

	Six Months Ended April 30, 2020 and 2019
	Common Stock		Additional		Accumulated Other
	Shares Outstanding	Amount	Paid-in Capital	Retained Earnings	Comprehensive Income (Loss)	Total
Balances, October 31, 2018	6,723,160	$672	$64,185	$167,859	$(9,863)	$222,853
Net income	--	--	--	11,906	--	11,906
Other comprehensive income (loss)	--	--	--	--	(94)	(94)
Stock-based compensation expense, net of taxes withheld for vested restricted shares	44,077	5	929	--	--	934
Dividends paid	--	--	--	(1,565)	--	(1,565)
Balances, April 30, 2019	6,767,237	$677	$65,114	$178,200	$(9,957)	$234,034

Balances, October 31, 2019	6,767,237	$677	$66,350	$182,151	$(8,933)	$240,245
Net loss	--	--	--	(4,820)	--	(4,820)
Other comprehensive income (loss)	--	--	--	--	585	585
Stock-based compensation expense, net of taxes withheld for vested restricted shares	47,750	5	277	--	--	282
Stock repurchases	(148,761)	(15)	(3,896)	--	--	(3,911)
Dividends paid	--	--	--	(1,693)	--	(1,693)
Balances, April 30, 2020	6,666,226	$667	$62,731	$175,638	$(8,348)	$230,688

The accompanying notes are an integral part of the condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	GENERAL

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

We operate in the industrial equipment industry and have a global footprint that subjects us to various business risks in many different countries.  The COVID-19 pandemic has had a significant impact on our business and industry during fiscal 2020. Over the past few months, governmental authorities in many of the major global machine tool markets implemented mandatory stay-at-home or shelter orders requiring most businesses to close or to significantly limit operations, resulting in a sudden decrease in demand for many goods and services. Although the mandatory stay-at-home or shelter orders in many jurisdictions permitted our local operations to continue as an essential business or a supplier to critical infrastructure industries or otherwise with remote work capabilities, many of our customers experienced significant disruptions in their business operations and normal purchasing cycles.  Because of this disruption in demand and the potential for extended vulnerability during the remainder of this fiscal year, we have closely evaluated the estimates we have made in preparing the financial statements as of April 30, 2020 with the understanding that these estimates could change in the near term.  We cannot predict the duration or scope of the impact of the COVID-19 pandemic, and the negative financial impact to our results cannot be reasonably estimated, but we believe the impact has been material thus far with regard to revenues, income from operations, and cash flow from operations and could continue to be material in the near future. We will continue to evaluate and disclose any uncertainty associated with key assumptions underlying fair value estimates, trends and uncertainties that have had, or are reasonably expected to have, a material effect on our consolidated financial position, results of operations, changes in shareholders’ equity and cash flows for and at the end of each interim period.

The condensed financial information as of April 30, 2020 and for the three and six months ended April 30, 2020 and April 30, 2019 is unaudited. However, in our opinion, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary to present fairly our consolidated financial position, results of operations, changes in shareholders’ equity and cash flows for and at the end of the interim periods. We suggest that you read these Condensed Consolidated Financial Statements in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended October 31, 2019.

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

We recognize revenues from the sale of machine tools, components and accessories and services and reflect the consideration to which we expect to be entitled.  We record revenues based on a five-step model in accordance with Financial Accounting Standards Board (“FASB”) guidance codified in ASC 606. In accordance with ASC 606, we have defined contracts as agreements with our customers and distributors in the form of purchase orders, packing or shipping documents, invoices, and, periodically, verbal requests for components and accessories. For each contract, we identify our performance obligations, which are delivering goods or services, determine the transaction price, allocate the contract transaction price to each of the performance obligations (when applicable), and recognize the revenue when (or as) each of the performance obligations to the customer is fulfilled.  A good or service is transferred when the customer obtains control of that good or service.  Our computerized machine tools are general purpose computer-controlled machine tools that are typically used in stand-alone operations. Prior to shipment, we test each machine to ensure the machine’s compliance with standard operating specifications. We deem that the customer obtains control upon delivery of the product and that obtaining control is not contingent upon contractual customer acceptance. Therefore, we recognize revenue from sales of our machine tool systems upon delivery of the product to the customer or distributor, which is normally at the time of shipment.

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

We had forward contracts outstanding as of April 30, 2020, denominated in Euros, Pounds Sterling and New Taiwan Dollars with set maturity dates ranging from May 2020 through April 2021. The contract amounts, expressed at forward rates in U.S. Dollars at April 30, 2020, were $8.5 million for Euros, $3.2 million for Pounds Sterling and $14.5 million for New Taiwan Dollars. At April 30, 2020, we had approximately $547,000 of gains, net of tax, related to cash flow hedges deferred in Accumulated other comprehensive loss. Included in this amount were $490,000 of unrealized gains, net of tax, related to cash flow hedge instruments that remain subject to currency fluctuation risk. The majority of these deferred gains will be recorded as an adjustment to Cost of sales and service in periods through April 2021, when the corresponding inventory that is the subject of the related hedge contracts is sold, as described above.

We are also exposed to foreign currency exchange risk related to our investment in net assets in foreign countries. To manage this risk, we entered into a forward contract with a notional amount of €3.0 million in November 2019. We designated this forward contract as a hedge of our net investment in Euro denominated assets. We selected the forward method under FASB guidance related to the accounting for derivative instruments and hedging activities. The forward method requires all changes in the fair value of the contract to be reported as a cumulative translation adjustment in Accumulated other comprehensive loss, net of tax, in the same manner as the underlying hedged net assets. This forward contract matures in November 2020. As of April 30, 2020, we had a realized gain of $947,000 and an unrealized gain of $75,000, net of tax, recorded as cumulative translation adjustments in Accumulated other comprehensive loss related to this forward contract.

Derivatives Not Designated as Hedging Instruments

We also enter into foreign currency forward exchange contracts to protect against the effects of foreign currency fluctuations on receivables and payables denominated in foreign currencies. These derivative instruments are not designated as hedges under FASB guidance and, as a result, changes in their fair value are reported currently as Other income (expense), net in the Condensed Consolidated Statements of Operations consistent with the transaction gain or loss on the related receivables and payables denominated in foreign currencies.

We had forward contracts outstanding as of April 30, 2020, denominated in Euros, Pounds Sterling, South African Rand, and New Taiwan Dollar with set maturity dates ranging from May 2020 through April 2021. The contract amounts, expressed at forward rates in U.S. Dollars at April 30, 2020, totaled $46.7 million.

Fair Value of Derivative Instruments

We recognize the fair value of derivative instruments as assets and liabilities on a gross basis on our Condensed Consolidated Balance Sheets. As of April 30, 2020 and October 31, 2019, all derivative instruments were recorded at fair value on our Condensed Consolidated Balance Sheets as follows (in thousands):

	April 30, 2020		October 31, 2019
	Balance Sheet	Fair	Balance Sheet	Fair
Derivatives	Location	Value	Location	Value
Designated as Hedging Instruments:
Foreign exchange forward contracts	Derivative assets	$721	Derivative assets	$751
Foreign exchange forward contracts	Derivative liabilities	$10	Derivative liabilities	$99

Not Designated as Hedging Instruments:
Foreign exchange forward contracts	Derivative assets	$728	Derivative assets	$640
Foreign exchange forward contracts	Derivative liabilities	$50	Derivative liabilities	$289

Effect of Derivative Instruments on the Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Changes in Shareholders’ Equity and Condensed Consolidated Statements of Operations

Derivative instruments had the following effects on our Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Changes in Shareholders’ Equity and Condensed Consolidated Statements of Operations, net of tax, during the three months ended April 30, 2020 and 2019 (in thousands):

Derivatives	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Loss)		Location of Gain (Loss) Reclassified from Other Comprehensive Income (Loss)	Amount of Gain (Loss) Reclassified from Other Comprehensive Income (Loss)
	Three Months Ended April 30,			Three Months Ended April 30,
	2020	2019		2020	2019
Designated as Hedging Instruments: (Effective portion)
Foreign exchange forward contracts – Intercompany sales/purchases	$551	$289	Cost of sales and service	$30	$48
Foreign exchange forward contract – Net investment	$64	$74

We did not recognize any gains or losses as a result of hedges deemed ineffective for either of the three months ended April 30, 2020 or 2019. We recognized the following gains in our Condensed Consolidated Statements of Operations during the three months ended April 30, 2020 and 2019 on derivative instruments not designated as hedging instruments (in thousands):

Derivatives	Location of Gain (Loss) Recognized in Operations	Amount of Gain (Loss) Recognized in Operations
		Three Months Ended April 30,
		2020	2019
Not Designated as Hedging Instruments:
Foreign exchange forward contracts	Other income (expense), net	$970	$345

The following table presents the changes in the components of Accumulated other comprehensive loss, net of tax, for the three months ended April 30, 2020 (in thousands):

	Foreign Currency Translation	Cash Flow Hedges	Total
Balance, January 31, 2020	$(9,759)	$1,025	$(8,734)
Other comprehensive income (loss) before reclassifications	(135)	551	416
Reclassifications	--	(30)	(30)
Balance, April 30, 2020	$(9,894)	$1,546	$(8,348)

Derivative instruments had the following effects on our Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Changes in Shareholders’ Equity and Condensed Consolidated Statements of Operations, net of tax, during the six months ended April 30, 2020 and 2019 (in thousands):

Derivatives	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Loss)		Location of Gain (Loss) Reclassified from Other Comprehensive Income (Loss)	Amount of Gain (Loss) Reclassified from Other Comprehensive Income (Loss)
	Six Months Ended April 30,			Six Months Ended April 30,
	2020	2019		2020	2019
Designated as Hedging Instruments: (Effective portion)
Foreign exchange forward contracts – Intercompany sales/purchases	$547	$19	Cost of sales and service	$110	$36
Foreign exchange forward contract – Net investment	$89	$72

We did not recognize any gains or losses as a result of hedges deemed ineffective for either of the six months ended April 30, 2020 or 2019. We recognized the following gains in our Condensed Consolidated Statements of Operations during the six months ended April 30, 2020 and 2019 on derivative instruments not designated as hedging instruments (in thousands):

Derivatives	Location of Gain (Loss) Recognized in Operations	Amount of Gain (Loss) Recognized in Operations
		Six Months Ended April 30,
		2020	2019
Not Designated as Hedging Instruments:
Foreign exchange forward contracts	Other income (expense), net	$1,126	$111

The following table presents the changes in the components of Accumulated other comprehensive loss, net of tax, for the six months ended April 30, 2020 (in thousands):

	Foreign Currency Translation	Cash Flow Hedges	Total
Balance, October 31, 2019	$(10,042)	$1,109	$(8,933)
Other comprehensive income (loss) before reclassifications	148	547	695
Reclassifications	--	(110)	(110)
Balance, April 30, 2020	$(9,894)	$1,546	$(8,348)

4.	EQUITY INCENTIVE PLAN

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

A summary of stock option activity for the six-month period ended April 30, 2020, is as follows:

	Stock Options	Weighted Average Exercise Price
Outstanding at October 31, 2019	37,045	$21.69
Options granted	--	--
Options exercised	--	--
Options cancelled	--	--
Outstanding at April 30, 2020	37,045	$21.69

Summarized information about outstanding stock options as of April 30, 2020, that have already vested and are currently exercisable, are as follows:

Options Already Vested and Currently Exercisable
Number of outstanding options	37,045
Weighted average remaining contractual life (years)	1.77
Weighted average exercise price per share	$21.69
Intrinsic value of outstanding options	$407,000

The intrinsic value of an outstanding stock option is calculated as the difference between the stock price as of April 30, 2020 and the exercise price of the option.

On March 12, 2020, the Compensation Committee granted a total of 17,780 shares of time-based restricted stock to our non-employee directors. The restricted shares vest in full one year from the date of grant provided the recipient remains on the board of directors through that date. The grant date fair value of the restricted shares was based on the closing sales price of our common stock on the grant date, which was $23.62 per share.

On January 2, 2020, the Compensation Committee determined the degree to which the long-term incentive compensation arrangement approved for the fiscal 2017-2019 performance period was attained, and the resulting payout level relative to the target amount for each of the metrics that were established by the Compensation Committee in 2017. As a result, the Compensation Committee determined that a total of 28,979 performance share units (“PSUs”) were earned by our executive officers, which PSUs vested on January 2, 2020. The vesting date fair value of the PSUs was based on the closing sales price of our common stock on the vesting date, which was $37.79 per share.

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

A reconciliation of our restricted stock and PSU activity and related information for the six-month period ended April 30, 2020 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at October 31, 2019	200,482	$39.62
Shares or units granted	102,761	37.54
Shares or units vested	(47,750)	38.35
Shares or units cancelled	(10,164)	40.88
Shares or units withheld	(13,369)	37.38
Unvested at April 30, 2020	231,960	$39.03

During the first six months of fiscal 2020 and 2019, we recorded approximately $779,000 and $1.4 million, respectively, of stock-based compensation expense related to grants under the 2016 Equity Plan. As of April 30, 2020, there was an estimated $4.1 million of total unrecognized stock-based compensation cost that we expect to recognize by the end of the first quarter of fiscal 2023.

5.	ACQUISITION OF BUSINESS

On August 5, 2019, we (through a newly-formed subsidiary, ProCobots, LLC (“ProCobots”)) acquired substantially all of the assets of a U.S.-based automation integration company for approximately $4.4 million.  This acquired business provides automation solutions that can be integrated with any machine tool. The purchase price has been preliminarily allocated to the assets acquired and the liabilities assumed based on their fair values, and approximated $4.4 million. The allocation of the opening balance sheet of ProCobots as of August 5, 2019 was as follows (in thousands):

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

Per share results have been computed based on the average number of common shares outstanding over the period in question. The computation of basic and diluted net income (loss) per share is determined using net income (loss) applicable to common shareholders as the numerator and the number of shares outstanding as the denominator as follows (in thousands, except per share amounts):

	Three Months Ended				Six Months Ended
	April 30,				April 30,
	2020		2019		2020		2019
	Basic	Diluted	Basic	Diluted	Basic	Diluted	Basic	Diluted
Net income (loss)	$(3,927)	$(3,927)	$5,252	$5,252	$(4,820)	$(4,820)	$11,906	$11,906
Undistributed earnings allocated to participating shares	41	41	(44)	(44)	51	51	(100)	(100)
Net income (loss) applicable to common shareholders	$(3,886)	$(3,886)	$5,208	$5,208	$(4,769)	$(4,769)	$11,806	$11,806

Weighted average shares outstanding	6,739	6,739	6,764	6,764	6,760	6,760	6,750	6,750
Stock options and contingently issuable securities	--	--	--	60	--	--	--	66
	6,739	6,739	6,764	6,824	6,760	6,760	6,750	6,816
Income (loss) per share	$(0.58)	$(0.58)	$0.77	$0.76	$(0.71)	$(0.71)	$1.75	$1.73

7.	ACCOUNTS RECEIVABLE

Accounts receivable are net of allowances for doubtful accounts of $1.0 million as of April 30, 2020 and $891,000 as of October 31, 2019.

8.	INVENTORIES

Inventories, priced at the lower of cost (first-in, first-out method) or net realizable value, are summarized below (in thousands):

	April 30, 2020	October 31, 2019
Purchased parts and sub-assemblies	$31,192	$32,074
Work-in-process	15,644	20,901
Finished goods	106,028	95,876
	$152,864	$148,851

9.	LEASES

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

We record a right-of-use asset and lease liability on our Condensed Consolidated Balance Sheets for all leases for which we are a lessee, in accordance with ASC 842. We are a lessor in a small number of lease agreements associated with our automation integration equipment for which the impact to our consolidated financial statements is immaterial. All our leases for which we are a lessee are classified as operating leases under the guidance in Topic 840.

We recorded total operating lease expense of $2.5 million and $2.4 million for the six months ended April 30, 2020 and 2019, respectively, which is classified within Cost of sales and service and Selling, general and administrative expenses within the Condensed Consolidated Statements of Operations. Operating lease expense includes short-term leases and variable lease payments which are immaterial. There have been no lease costs capitalized on the Condensed Consolidated Balance Sheets as of April 30, 2020.

The following table summarizes supplemental cash flow information and non-cash activity related to operating leases for the six months ended April 30, 2020 (in thousands):

Six Months Ended April 30, 2020
Operating cash flow information:
Cash paid for amounts included in the measurement of lease liabilities	$2,336
Noncash information:
Right-of-use assets obtained in exchange for new operating lease liabilities	$1,007

The following table summarizes the maturities of lease commitments as of October 31, 2019, prior to the adoption of the new lease guidance, as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended October 31, 2019 (in thousands):

2020	$4,015
2021	3,149
2022	2,224
2023	1,482
2024 and thereafter	2,531
Total	$13,401

The following table summarizes the maturities of undiscounted cash flows of lease commitments reconciled to the total lease liability as of April 30, 2020 (in thousands):

Remainder of 2020	$2,233
2021	3,767
2022	2,689
2023	1,729
2024 and thereafter	2,778
Total	13,196
Less: Imputed interest	(553)
Present value of operating lease liabilities	$12,643

As of April 30, 2020, the weighted-average remaining term of our lease portfolio was approximately 4.1 years and the weighted-average discount rate was approximately 1.6%.

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

From time to time, our subsidiaries guarantee third party payment obligations in connection with the sale of machines to customers that use financing. We follow FASB guidance for accounting for guarantees (codified in ASC 460). As of April 30, 2020, we had 23 outstanding third party payment guarantees totaling approximately $0.5 million. The terms of these guarantees are consistent with the underlying customer financing terms. Upon shipment of a machine, the customer assumes the risk of ownership. The customer does not obtain title, however, until it has paid for the machine. A retention of title clause allows us to recover the machine if the customer defaults on the financing. We accrue liabilities under these guarantees at fair value, which amounts are insignificant.

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

	Six Months Ended April 30,
	2020	2019
Balance, beginning of period	$1,760	$2,497
Provision for warranties during the period	899	1,630
Charges to the reserve	(1,407)	(1,793)
Impact of foreign currency translation	(8)	11
Balance, end of period	$1,244	$2,345

The year-over-year decrease in our warranty reserve was primarily due to a decrease in the number of machines under warranty resulting from decreased sales volume.

12.	DEBT AGREEMENTS

On December 31, 2018, we and our subsidiary Hurco B.V. entered into a new credit agreement, which was amended by that certain First Amendment dated March 13, 2020 (as amended, the “2018 Credit Agreement”), with Bank of America, N.A., as the lender. The 2018 Credit Agreement provides for an unsecured revolving credit and letter of credit facility in a maximum aggregate amount of $40.0 million. The 2018 Credit Agreement provides that the maximum amount of outstanding letters of credit at any one time may not exceed $10.0 million, the maximum amount of outstanding loans made to our subsidiary Hurco B.V. at any one time may not exceed $20.0 million, and the maximum amount of all outstanding loans denominated in alternative currencies at any one time may not exceed $20.0 million. Under the 2018 Credit Agreement, we and Hurco B.V. are borrowers, and certain of our other subsidiaries are guarantors. The scheduled maturity date of the 2018 Credit Agreement is December 31, 2020.

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

The 2018 Credit Agreement contains customary affirmative and negative covenants and events of default, including covenants (1) restricting us from making certain investments, loans, advances and acquisitions (but permitting us to make investments in subsidiaries of up to $10.0 million); (2) restricting us from making certain payments, including (a) cash dividends, except that we may pay cash dividends as long as immediately before and after giving effect to such payment, the sum of the unused amount of the commitments under the 2018 Credit Agreement plus our cash on hand is not less than $10.0 million, and as long as we are not in default before and after giving effect to such dividend payments and (b) payments made to repurchase shares of our common stock, except that we may repurchase shares of our common stock as long as we are not in default before and after giving effect to such repurchases and the aggregate amount of payments made by us for all such repurchases during any fiscal year does not exceed $10.0 million; (3) requiring that we maintain a minimum working capital of $125.0 million; and (4) requiring that we maintain a minimum tangible net worth of $170.0 million. We may use the proceeds from advances under the 2018 Credit Agreement for general corporate purposes.

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

As of April 30, 2020, our existing credit facilities consist of our €1.5 million revolving credit facility in Germany, the 150 million New Taiwan Dollars Taiwan credit facility, the 32.5 million Chinese Yuan China credit facility and the $40.0 million revolving credit facility under the 2018 Credit Agreement. There were no borrowings under any of our credit facilities and there was $51.3 million of available borrowing capacity thereunder.

13.	INCOME TAXES

Our provision for income taxes and effective tax rate are affected by the geographical composition of pre-tax income which includes jurisdictions with differing tax rates, conditional reduced tax rates and other events that are not consistent from period to period, such as changes in income tax laws.

In response to the COVID-19 pandemic, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into law on March 27, 2020. The CARES Act includes several provisions that provide economic relief for individuals and businesses. The CARES Act, among other things, includes tax provisions relating to refundable payroll tax credits, the deferral of employer’s social security payments, and modifications to net operating loss carryback provisions. We are currently evaluating the impact of the CARES Act on our financial position, results of operations and cash flows.

We recorded an income tax benefit during the first six months of fiscal 2020 of $1.4 million compared to a tax expense of $4.9 million for the same period in fiscal 2019. Our effective tax rate for the first six months of fiscal 2020 was 22%, compared to 29% for the same period in fiscal 2019.

Our unrecognized tax benefits were $230,000 as of April 30, 2020 and $225,000 as of October 31, 2019, and in each case included accrued interest.

We recognize accrued interest and penalties related to unrecognized tax benefits as components of income tax expense.   As of April 30, 2020, the gross amount of interest accrued, reported in Accrued expenses, was approximately $37,000, which did not include the federal tax benefit of interest deductions.

We file U.S. federal and state income tax returns, as well as tax returns in several foreign jurisdictions.  The statutes of limitations with respect to unrecognized tax benefits will expire between July 2020 and July 2024.

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

In accordance with this guidance, the following table represents the fair value hierarchy for our financial assets and liabilities measured at fair value as of April 30, 2020 and October 31, 2019 (in thousands):

	Assets		Liabilities
	April 30, 2020	October 31, 2019	April 30, 2020	October 31, 2019
Level 1
Deferred Compensation	$1,580	$1,991	$--	$--

Level 2
Derivatives	$1,449	$1,391	$60	$388

Included in Level 1 assets are mutual fund investments under a nonqualified deferred compensation plan. We estimate the fair value of these investments on a recurring basis using market prices that are readily available.

Included in Level 2 fair value measurements are derivative assets and liabilities related to gains and losses on foreign currency forward exchange contracts entered into with a third party. We estimate the fair value of these derivatives on a recurring basis using foreign currency exchange rates obtained from active markets. Derivative instruments are reported in the accompanying Condensed Consolidated Financial Statements at fair value. We have derivative financial instruments in the form of foreign currency forward exchange contracts as described in Note 3 of Notes to the Condensed Consolidated Financial Statements. The U.S. Dollar equivalent notional amounts of these contracts was $76.6 million and $108.6 million at April 30, 2020 and October 31, 2019, respectively.

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

Recently Adopted Accounting Pronouncements:

Between February 2016 and February 2019, FASB issued ASC 842, and various related updates, which establish a comprehensive new lease accounting model. ASC 842 clarifies the definition of a lease, requires a dual approach to lease classification similar to current lease classifications, and requires lessees to recognize leases on the balance sheet as a lease liability with a corresponding right-of-use asset for leases with a lease-term of more than twelve months. Under ASC 842, the income statement will reflect lease expense for operating leases and amortization/interest expense for financing leases.

ASC 842 is effective for our fiscal year 2020, including interim periods within the fiscal year, and requires modified retrospective application. We adopted ASC 842 on November 1, 2019 utilizing the transition method allowed per ASU 2018-11, and accordingly, comparative period financial information was not adjusted for the effects of adopting ASC 842 and no cumulative-effect adjustment was required to the opening balance of retained earnings on the adoption date. See Note 9 of Notes to the Condensed Consolidated Financial Statements for further information.

17. LONG-LIVED ASSETS AND GOODWILL

Impairment of Long-Lived Assets. Annually, or more often when there are indicators of impairment, we evaluate the carrying value of long-lived assets to be held and used. The carrying value of a long-lived asset (or group of assets) to be held and used is considered impaired when the anticipated separately identifiable undiscounted cash flows from such an asset (or group of assets) are less than the carrying value of the asset (or group of assets).  The adverse change in the business climate resulting from the COVID-19 pandemic created triggering events during the second quarter of fiscal 2020, which warranted our review of these assets for potential impairment as of April 30, 2020.  We determined that we have a single asset group due to the interdependent nature of our operations.  We estimated the cash flows during the remaining useful life of the primary asset, and our undiscounted cash flow was in excess of the book value of our single asset group, and therefore, there was no impairment indications for our long-lived assets for the period ended April 30, 2020.

Goodwill and Intangible Assets. Goodwill and indefinite-lived intangibles arising from a business combination are not amortized and charged to expense over time. Instead, goodwill and indefinite-lived intangibles must be reviewed annually for impairment, or more frequently, if circumstances arise indicating potential impairment. For goodwill, if the carrying amount of the reporting unit containing the goodwill exceeds the fair value of that reporting unit, an impairment loss is recognized for that excess, but only to the extent of the goodwill amount allocated to that reporting unit.  For indefinite-lived intangible assets, if the carrying amount exceeds the fair value, an impairment loss is recognized in an amount equal to that excess.  Intangible assets that are determined to have a finite life are amortized over their estimated useful lives and are also subject to review for impairment if indicators of impairment are identified.  The adverse change in the business climate resulting from the COVID-19 pandemic created triggering events during the second quarter of fiscal 2020, which warranted our review of these assets for potential impairment as of April 30, 2020.  For the goodwill impairment test we developed a discounted cash flow model for our single reporting unit.  The discounted cash flows were in excess of our book value of equity, and therefore we determined that goodwill and indefinite lived assets were not impaired.  Should actual cash flows differ from the assumptions used in the discounted cash flow estimates, it is reasonably possible that there could be impairment of these assets in the future.

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

The market for machine tools is international in scope. We have both significant foreign sales and significant foreign manufacturing operations. During the first six months of fiscal 2020, approximately 43% of our revenues were attributable to customers in Europe, where we typically sell more of our higher-performance, higher-priced VMX series machines. Additionally, approximately 15% of our revenues were attributable to customers in the Asia Pacific region, where we encounter greater pricing pressures.

We have three brands of CNC machine tools in our product portfolio: Hurco is the technology innovation brand for customers who want to increase productivity and profitability by selecting a brand with the latest software and motion technology. Milltronics is the value-based brand for shops that want easy-to-use machines at competitive prices. The Takumi brand is for customers that need very high speed, high efficiency performance, such as that required in the production, die/mold, aerospace and medical industries. Takumi machines are equipped with industry standard controls instead of the proprietary controls found on Hurco and Milltronics machines. These three brands of CNC machine tools are responsible for the vast majority of our revenue, however, we have added other non-Hurco branded products to our product portfolio that have contributed product diversity and market penetration opportunity. These non-Hurco branded products are sold by our wholly-owned distributors and are comprised primarily of other general-purpose vertical milling centers and lathes, laser cutting machines, waterjet cutting machines, CNC grinders, compact horizontal machines, metal cutting saws and CNC swill lathes. ProCobots is our wholly-owned subsidiary that provides automation solutions that can be integrated with any machine tool. In addition, through our wholly-owned subsidiary LCM Precision Technology S.r.l. (“LCM”), we produce high value machine tool components and accessories.

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

We operate in the industrial equipment industry and have a global footprint that subjects us to various business risks in many different countries.  The COVID-19 pandemic has had a significant impact on our business and industry during fiscal 2020. Over the past few months, governmental authorities in many of the major global machine tool markets implemented mandatory stay-at-home or shelter orders requiring most businesses to close or to significantly limit operations, resulting in a sudden decrease in demand for many goods and services. Although the mandatory stay-at-home or shelter orders in many jurisdictions permitted our local operations to continue as an essential business or a supplier to critical infrastructure industries or otherwise with remote work capabilities, many of our customers experienced significant disruptions in their business operations and normal purchasing cycles. We cannot predict the duration or scope of impact of the COVID-19 pandemic and the negative financial impact to our results cannot be reasonably estimated, but we believe the impact has been material thus far with regard to revenues, income from operations, and cash flow from operations and could continue to be material in the near future. To date, we have not experienced material disruptions in our supply chain and have not completely ceased operations at any of our global facilities, but have implemented remote working capabilities, as appropriate or otherwise required under local law.  We have also implemented reductions in headcount and discretionary spending, delayed capital expenditures, and pulled back production activities in an effort to weather the adverse business climate. We have also received stimulus in various countries to support operations and implemented tax deferrals and provisions that were available to us.  We will continue to evaluate and disclose any trends and uncertainties that have had or are reasonably expected to have, a material effect on our consolidated financial position, results of operations, changes in shareholders’ equity and cash flows for and at the end of each interim period.

RESULTS OF OPERATIONS

Three Months Ended April 30, 2020 Compared to Three Months Ended April 30, 2019

Sales and Service Fees. Sales and service fees for the second quarter of fiscal 2020 were $37.1 million, a decrease of $33.5 million, or 47%, compared to the corresponding prior year period and included an unfavorable currency impact of $0.4 million, or less than 1%, when translating foreign sales to U.S. dollars for financial reporting purposes.

Sales and Service Fees by Geographic Region

The following table sets forth net sales and service fees by geographic region for the second quarter ended April 30, 2020 and 2019 (dollars in thousands):

	Three Months Ended
	April 30,
	2020		2019		$ Change	% Change
Americas	$16,696	45%	$23,830	34%	$(7,134)	(30)%
Europe	14,736	40%	38,103	54%	(23,367)	(61)%
Asia Pacific	5,694	15%	8,741	12%	(3,047)	(35)%
Total	$37,126	100%	$70,674	100%	$(33,548)	(47)%

Sales in the Americas for the second quarter of fiscal 2020 decreased by 30%, compared to the corresponding period in fiscal 2019, primarily due to a reduced volume of shipments of Hurco, Milltronics and Takumi machines. The reductions in shipment volume were mainly attributable to government-mandated stay-at-home or shelter orders imposed across the region. Additionally, sales in the Americas in the second quarter of fiscal 2019 benefitted from strong demand and backlog coming off fiscal 2018, a record sales year for Hurco.

European sales for the second quarter of fiscal 2020 decreased by 61%, compared to the corresponding period in fiscal 2019, and included an unfavorable currency impact of 1%, when translating foreign sales to U.S. dollars for financial reporting purposes. The decrease in European sales for the second quarter of fiscal 2020 was primarily attributable to a reduced volume of shipments of Hurco and Takumi machines as well as a decrease in sales of electro-mechanical components and accessories manufactured by LCM. Similar to the Americas, the reduction in shipment volume was mainly driven by government-mandated COVID-19 stay-at-home orders or other similar operating restrictions imposed across the region. Additionally, sales in Europe during the second quarter of fiscal 2019 benefitted from higher demand and backlog from the fourth quarter of fiscal 2018.

Asian Pacific sales for the second quarter of fiscal 2020 decreased by 35%, compared to the corresponding period in fiscal 2019, and included a negative currency impact of less than 1%, when translating foreign sales to U.S. dollars for financial reporting purposes. The reduction in Asian Pacific sales primarily resulted from a reduced volume of shipments of Hurco vertical milling machines in all Asian regions where our customers are located, as many of them were impacted by government-mandated COVID-19 stay-at-home orders or similar operating restrictions.

Sales and Service Fees by Product Category

The following table sets forth net sales and service fees by product category for the second quarter ended April 30, 2020 and 2019 (dollars in thousands):

	Three Months Ended
	April 30,
	2020		2019		$ Change	% Change
Computerized Machine Tools	$29,990	81%	$60,567	86%	$(30,577)	(50)%
Computer Control Systems and Software †	338	1%	692	1%	(354)	(51)%
Service Parts	5,185	14%	7,128	10%	(1,943)	(27)%
Service Fees	1,613	4%	2,287	3%	(674)	(29)%
Total	$37,126	100%	$70,674	100%	$(33,548)	(47)%

† Amounts shown do not include computer control systems and software sold as an integrated component of computerized machine systems.

Sales of computerized machine tools and computer control systems and software for the second quarter of fiscal 2020 decreased by 50% and 51%, respectively, compared to the corresponding prior year period, and each included an unfavorable currency impact of less than 1%. Sales of service parts and service fees decreased by 27% and 29%, respectively, during the second quarter of fiscal 2020, compared to the corresponding prior year period, and each included an unfavorable currency impact of less than 1%. The decreases in all product categories were primarily due to reduced volume of shipments of Hurco, Milltronics and Takumi machines and parts and reduced volume of services provided as a result of the impact of government-mandated COVID-19 restrictions across all regions.

Orders. Orders for the second quarter of fiscal 2020 were $36.6 million, a decrease of $30.7 million, or 46%, compared to the corresponding period in fiscal 2019, and included an unfavorable currency impact of $0.4 million, or less than 1%, when translating foreign orders to U.S. dollars.

The following table sets forth new orders booked by geographic region for the second quarter ended April 30, 2020 and 2019 (dollars in thousands):

	Three Months Ended
	April 30,
	2020		2019		$ Change	% Change
Americas	$15,924	43%	$20,268	30%	$(4,344)	(21%)
Europe	15,575	43%	36,840	55%	(21,265)	(58%)
Asia Pacific	5,054	14%	10,099	15%	(5,045)	(50%)
Total	$36,553	100%	$67,207	100%	$(30,654)	(46%)

Orders in the Americas for the second quarter of fiscal 2020 decreased by 21%, compared to the corresponding period in fiscal 2019, primarily due to decreased customer demand for Hurco, Milltronics and Takumi machines during the COVID-19 pandemic.

European orders for the second quarter of fiscal 2020 decreased by 58%, compared to the corresponding prior year period, and included an unfavorable currency impact of 1%, when translating foreign orders to U.S. dollars. The year-over-year decrease in orders was driven primarily by decreased customer demand for Hurco and Takumi machines, and a decrease in sales of electro-mechanical components and accessories manufactured by LCM, during the COVID-19 pandemic.

Asian Pacific orders for the second quarter of fiscal 2020 decreased by 50%, compared to the corresponding prior year period, and included an unfavorable currency impact of 1%, when translating foreign orders to U.S. dollars. The year-over-year decrease in Asian Pacific orders was driven primarily by a reduction in customer demand for Hurco machines in China, India and Southeast Asia, and Takumi vertical and bridge mill machines in China, during the COVID-19 pandemic.

Gross Profit. Gross profit for the second quarter of fiscal 2020 was $6.7 million, or 18% of sales, compared to $21.6 million, or 31% of sales, for the corresponding prior year period. The decrease in gross profit as a percentage of sales was primarily due to lower sales across all sales regions, particularly the European sales region where we typically sell higher-priced, higher-performance machines, competitive pricing pressures on a global basis due to excess inventory levels and the negative impact of fixed costs leveraged against lower sales and production volumes.

Operating Expenses. Selling, general and administrative expenses for the second quarter of fiscal 2020 were $10.6 million, or 29% of sales, compared to $14.1 million, or 20% of sales, for the corresponding period in fiscal 2019, and included a favorable currency impact of $0.1 million, when translating foreign expenses to U.S. dollars for financial reporting purposes. The reduction in selling, general and administrative expenses was primarily due to the implementation of cost reduction plans including changes in employee headcount, decreases in incentive and performance compensation, and reductions in other discretionary spending implemented during the second quarter of fiscal 2020, partially offset by increased operating expenses associated with ProCobots LLC, the U.S.-based automation integration business acquired by Hurco in the fourth quarter of fiscal 2019.

Operating Income (Loss). Operating loss for the second quarter of fiscal 2020 was $3.9 million compared to operating income of $7.5 million for the corresponding period in fiscal 2019. The decrease in operating income (loss) was primarily driven by the decreased volume of sales.

Other Income (Expense), Net. Other income (expense), net in the second quarter of fiscal 2020 decreased by $0.8 million from the corresponding period in fiscal 2019 primarily due to an increase in foreign currency exchange loss in fiscal 2020, compared to the corresponding period in fiscal 2019.

Income Taxes. The effective tax rate for the second quarter of fiscal 2020 was 16%, compared to 32% for the corresponding prior year period. The decrease in the effective tax rate was primarily due to changes in the geographical composition of pre-tax income, which includes jurisdictions with differing tax rates, conditional reduced tax rates and other events that are not consistent from period to period, such as recent changes in income tax laws to address the unfavorable impact of the COVID-19 pandemic. In response to the COVID-19 pandemic, the CARES Act was signed into law in the U.S. on March 27, 2020. The CARES Act includes several provisions that provide economic relief, deferral for payroll taxes and modifications to net operating loss carryback provisions that we are currently evaluating. The potential impact of these tax law changes is reflected in the effective tax rate for the current fiscal year period.

Six Months Ended April 30, 2020 Compared to Six Months Ended April 30, 2019

Sales and Service Fees. Sales and service fees for the first six months of fiscal 2020 were $80.8 million, a decrease of $64.1 million, or 44%, compared to the corresponding period in fiscal 2019, and included an unfavorable currency impact of $0.8 million, or less than 1%, when translating foreign sales to U.S. dollars for financial reporting purposes.

Sales and Service Fees by Geographic Region

The following table sets forth net sales and service fees by geographic region for the six months ended April 30, 2020 and 2019 (dollars in thousands):

	Six Months Ended April 30,
	2020		2019		$ Change	% Change
Americas	$34,175	42%	$52,986	37%	$(18,811)	(36)%
Europe	34,821	43%	73,815	51%	(38,994)	(53)%
Asia Pacific	11,790	15%	18,086	12%	(6,296)	(35)%
Total	$80,786	100%	$144,887	100%	$(64,101)	(44)%

Sales in the Americas for the first six months of fiscal 2020 decreased by 36%, compared to the corresponding period in fiscal 2019, primarily due to a reduced volume of shipments of Hurco, Milltronics and Takumi machines. The reduction in shipment volume was mainly attributable to government-mandated stay-at-home or shelter orders imposed across the region. Additionally, sales in the Americas in the first six months of fiscal 2019 benefitted from strong demand and backlog coming off fiscal 2018, a record sales year for Hurco.

European sales for the first six months of fiscal 2020 decreased by 53%, compared to the corresponding period in fiscal 2019, and included an unfavorable currency impact of 1%, when translating foreign sales to U.S. dollars for financial reporting purposes. The decrease in European sales for the first six months of fiscal 2020 was primarily attributable to a reduced volume of shipments of Hurco and Takumi machines as well as a decrease in sales of electro-mechanical components and accessories manufactured by LCM. Similar to the Americas, the reduction in shipment volume was mainly driven by government-mandated COVID-19 stay-at-home orders or other similar operating restrictions imposed across the region. Additionally, sales in Europe during the first six months of fiscal 2019 benefitted from higher demand and backlog from the fourth quarter of fiscal 2018.

Asian Pacific sales for the first six months of fiscal 2020 decreased by 35%, compared to the corresponding period in fiscal 2019, and included a negative currency impact of less than 1%, when translating foreign sales to U.S. dollars for financial reporting purposes. The reduction in Asian Pacific sales primarily resulted from a reduced volume of shipments of Hurco vertical milling machines in all Asian regions where our customers are located, as many of them were impacted by government-mandated COVID-19 stay-at-home orders or similar operating restrictions.

Sales and Service Fees by Product Category

The following table sets forth net sales and service fees by product category for the six months ended April 30, 2020 and 2019 (dollars in thousands):

	Six Months Ended
	April 30,
	2020		2019		$ Change	% Change
Computerized Machine Tools	$65,203	81%	$124,799	86%	$(59,596)	(48)%
Computer Control Systems and Software †	896	1%	1,425	1%	(529)	(37)%
Service Parts	11,087	14%	14,258	10%	(3,171)	(22)%
Service Fees	3,600	4%	4,405	3%	(805)	(18)%
Total	$80,786	100%	$144,887	100%	$(64,101)	(44)%

† Amounts shown do not include computer control systems and software sold as an integrated component of computerized machine systems.

Sales of computerized machine tools and computer control systems and software for the first six months of fiscal 2020 decreased by 48% and 37%, respectively, compared to the corresponding prior year period, and each included an unfavorable currency impact of less than 1%. Sales of service parts and service fees decreased by 22% and 18%, respectively, during the first six months of fiscal 2020, compared to the corresponding prior year period, and each included an unfavorable currency impact of less than 1%. The decreases in all product categories are primarily due to reduced volume of shipments of Hurco, Milltronics and Takumi machines and parts and reduced volume of services provided, as well as the impact of government- mandated COVID-19 restrictions across all regions.

Orders. Orders for the first six months of fiscal 2020 were $82.1 million, a decrease of $53.1 million, or 39%, compared to the corresponding period in fiscal 2019, and included an unfavorable currency impact of $0.7 million, or less than 1%, when translating foreign orders to U.S. dollars.

The following table sets forth new orders booked by geographic region for the first six months of fiscal 2020 and 2019 (dollars in thousands):

	Six Months Ended April 30,
	2020		2019		$ Change	% Change
Americas	$34,086	42%	$44,998	33%	$(10,912)	(24)%
Europe	37,321	45%	70,150	52%	(32,829)	(47)%
Asia Pacific	10,726	13%	20,066	15%	(9,340)	(47)%
Total	$82,133	100%	$135,214	100%	$(53,081)	(39)%

Orders in the Americas for the first six months of fiscal 2020 decreased by 24%, compared to the corresponding period in fiscal 2019, primarily due to decreased customer demand for Hurco, Milltronics and Takumi machines during the COVID-19 pandemic.

European orders for the first six months of fiscal 2020 decreased by 47%, compared to the corresponding prior year period, and included an unfavorable currency impact of 1%, when translating foreign orders to U.S. dollars. The decrease in orders was driven primarily by decreased customer demand for Hurco and Takumi machines, and a decrease in sales of electro-mechanical components and accessories manufactured by LCM, during the COVID-19 pandemic.

Asian Pacific orders for the first six months of fiscal 2020 decreased by 47%, compared to the corresponding prior year period, and included an unfavorable currency impact of less than 1%, when translating foreign orders to U.S. dollars. The decrease in Asian Pacific orders was driven primarily by a reduction in customer demand for Hurco machines in China, India and Southeast Asia and Takumi vertical and bridge mill machines in China during the COVID-19 pandemic.

Gross Profit. Gross profit for the first six months of fiscal 2020 was $15.9 million, or 20% of sales, compared to $43.8 million, or 30% of sales, for the corresponding prior year period. The decrease in gross profit as a percentage of sales was primarily due to lower sales across all sales regions, particularly the European sales region where we typically sell higher-priced, higher-performance machines, competitive pricing pressures on a global basis due to excess inventory levels and the negative impact of fixed costs leveraged against lower sales and production volumes.

Operating Expenses. Selling, general and administrative expenses for the first six months of fiscal 2020 were $21.4 million, or 27% of sales, compared to $28.0 million, or 19% of sales, for the corresponding period in fiscal 2019, and included a favorable currency impact of $0.2 million, when translating foreign expenses to U.S. dollars for financial reporting purposes. The reduction in selling, general and administrative expenses was primarily due to the implementation of cost reduction plans including changes in employee headcount, decreases in incentive and performance compensation, and reductions in other discretionary spending implemented during the first six months of fiscal 2020, partially offset by increased operating expenses associated with ProCobots LLC, the U.S.-based automation integration business acquired by Hurco in the fourth quarter of fiscal 2019.

Operating Income (Loss). Operating loss for the first six months of fiscal 2020 was $5.6 million compared to operating income of $15.8 million for the corresponding period in fiscal 2019. The decrease in operating income (loss) year-over-year was primarily driven by the decreased volume of sales.

Other Income (Expense), Net. Other income (expense), net in the first six months of fiscal 2020 decreased by $1.3 million from the corresponding period in fiscal 2019 primarily due to foreign currency exchange losses incurred in fiscal 2020, compared to foreign currency exchange gains incurred in the corresponding period in fiscal 2019, as well as a reduction in income related to our equity investment in Hurco Automation, Ltd.

Income Taxes. The effective tax rate for the first six months of fiscal 2020 was 22%, compared to 29% for the corresponding prior year period. The decrease in the effective tax rate was primarily due to changes in the geographical composition of pre-tax income, which includes jurisdictions with differing tax rates, conditional reduced tax rates and other events that are not consistent from period to period, such as recent changes in income tax laws under the CARES Act. The potential impact of these tax law changes is reflected in the effective tax rate for the current fiscal year period.

LIQUIDITY AND CAPITAL RESOURCES

At April 30, 2020, we had cash and cash equivalents of $45.3 million, compared to $56.9 million at October 31, 2019. Approximately 20% of the $45.3 million of cash and cash equivalents was denominated in U.S. Dollars. The balance was attributable to our foreign operations and is held in the local currencies of our various foreign entities, subject to fluctuations in currency exchange rates. We do not believe that the indefinite reinvestment of these funds offshore impairs our ability to meet our domestic working capital needs.

Working capital was $195.6 million at April 30, 2020 compared to $207.2 million at October 31, 2019. The decrease in working capital was primarily driven by decreases in cash and accounts receivable and increases in operating lease liabilities, partially offset by increases in inventories and prepaid expenses and decreases in accrued payroll and employee benefits, and trade accounts payable.  Pursuant to our adoption of ASC 842, on November 1, 2019, right-of-use assets were all recorded as noncurrent, but the lease liabilities were allocated between current and noncurrent.  This created a current liability for operating leases, which resulted in a reduction to our working capital of $3.9 million for the six months ended April 30, 2020.

Capital expenditures of $0.8 million during the first six months of fiscal 2020 were primarily for capital improvements in existing facilities and software development costs. We funded these expenditures with cash on hand. The purchase price for the ProCobots acquisition has been preliminarily allocated to the assets acquired and the liabilities assumed based on their fair values, which approximated $4.4 million.

On March 13, 2020, we announced that our Board of Directors approved a share repurchase program in an aggregate amount of up to $7.0 million. Repurchases under the program may be made in the open market or through privately-negotiated transactions from time to time through March 11, 2022, subject to applicable laws, regulations and contractual provisions. The program may be amended, suspended or discontinued at any time and does not commit us to repurchase any shares of our common stock. During the three and six months ended April 30, 2020, we repurchased $3.9 million in shares of our common stock.

In addition, during the three and six months ended April 30, 2020, we paid cash dividends to our shareholders of $879,000 and $1.7 million, respectively. Future dividends are subject to approval of our Board of Directors and will depend upon many factors, including our results of operations, financial condition, capital requirements, regulatory and contractual restrictions, our business strategy and other factors deemed relevant by our Board of Directors from time to time.

On December 31, 2018, we and our subsidiary Hurco B.V. entered into the 2018 Credit Agreement with Bank of America, N.A., as the lender, which was subsequently amended on March 13, 2020. The 2018 Credit Agreement provides for an unsecured revolving credit and letter of credit facility in a maximum aggregate amount of $40.0 million. The 2018 Credit Agreement provides that the maximum amount of outstanding letters of credit at any one time may not exceed $10.0 million, the maximum amount of outstanding loans made to our subsidiary Hurco B.V. at any one time may not exceed $20.0 million, and the maximum amount of all outstanding loans denominated in alternative currencies at any one time may not exceed $20.0 million. Under the 2018 Credit Agreement, we and Hurco B.V. are borrowers, and certain of our other subsidiaries are guarantors. The scheduled maturity date of the 2018 Credit Agreement is December 31, 2020.

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

The 2018 Credit Agreement contains customary affirmative and negative covenants and events of default, including covenants (1) restricting us from making certain investments, loans, advances and acquisitions (but permitting us to make investments in subsidiaries of up to $10.0 million); (2) restricting us from making certain payments, including (a) cash dividends, except that we may pay cash dividends as long as immediately before and after giving effect to such payment, the sum of the unused amount of the commitments under the 2018 Credit Agreement plus our cash on hand is not less than $10.0 million, and as long as we are not in default before and after giving effect to such dividend payments and (b) payments made to repurchase shares of our common stock, except that we may repurchase shares of our common stock as long as we are not in default before and after giving effect to such repurchases and the aggregate amount of payments made by us for all such repurchases during any fiscal year does not exceed $10.0 million; (3) requiring that we maintain a minimum working capital of $125.0 million; and (4) requiring that we maintain a minimum tangible net worth of $170.0 million. We may use the proceeds from advances under the 2018 Credit Agreement for general corporate purposes.

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

As of April 30, 2020, our existing credit facilities consist of our €1.5 million revolving credit facility in Germany, the 150 million New Taiwan Dollars Taiwan credit facility, the 32.5 million Chinese Yuan China credit facility and the $40.0 million revolving credit facility under the 2018 Credit Agreement. We had no debt or borrowings under any of our credit facilities at April 30, 2020.

At April 30, 2020, we had an aggregate of $51.3 million available for borrowing under our credit facilities and were in compliance with all covenants relating thereto.

We have an international cash pooling strategy that generally provides access to available cash deposits and credit facilities when needed in the U.S., Europe or Asia Pacific.  We believe our access to cash pooling and our borrowing capacity under our credit facilities provide adequate liquidity to fund our global operations over the next twelve months and allow us to remain committed to our strategic plan of product innovation, acquisitions, targeted penetration of developing markets, payment of dividends and our stock repurchase program.

We continue to receive and review information on businesses and assets for potential acquisition, including intellectual property assets that are available for purchase.

CRITICAL ACCOUNTING POLICIES

Our accounting policies, which are described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2019, require management to make significant estimates and assumptions using information available at the time the estimates are made. These estimates and assumptions significantly affect various reported amounts of assets, liabilities, revenues, and expenses. If our future experience differs materially from these estimates and assumptions, our results of operations and financial condition would be affected. There were no material changes to our critical accounting policies during the first six months of fiscal 2020.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

There have been no material changes related to our contractual obligations and commitments from the information provided in our Annual Report on Form 10-K for the fiscal year ended October 31, 2019.

OFF BALANCE SHEET ARRANGEMENTS

From time to time, our subsidiaries guarantee third party payment obligations in connection with the sale of machines to customers that use financing. We follow FASB guidance for accounting for guarantees (codified in ASC 460). As of April 30, 2020, we had 23 outstanding third party payment guarantees totaling approximately $0.5 million. The terms of these guarantees are consistent with the underlying customer financing terms. Upon shipment of a machine, the customer assumes the risk of ownership. The customer does not obtain title, however, until the customer has paid for the machine. A retention of title clause allows us to recover the machine if the customer defaults on the financing. We accrue liabilities under these guarantees at fair value, which amounts are insignificant.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

Certain statements made in this report constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from those expressed or implied by the statements. These risks, uncertainties and other factors include, but are not limited to:

•	The cyclical nature of the machine tool industry;

•	Uncertain economic conditions, which may adversely affect overall demand, in the Americas, Europe and Asia Pacific markets;

•	The risks of our international operations;

•	The limited number of our manufacturing and supply chain sources;

•	The effects of changes in currency exchange rates;

•	Our dependence on new product development;

•	Possible obsolescence of our technology and the need to make technological advances;

•	Competition with larger companies that have greater financial resources;

•	Increases in the prices of raw materials, especially steel and iron products;

•	Acquisitions that could disrupt our operations and affect operating results;

•	Impairment of our assets;

•	Negative or unforeseen tax consequences;

•	The need and/or ability to protect our intellectual property assets;

•	Our ability to integrate acquisitions;

•	Uncertainty concerning our ability to use tax loss carryforwards;

•	Breaches of our network and system security measures;

•	The effect of the loss of members of senior management and key personnel;

•	The impact of COVID-19 pandemic and other public health epidemics on the global economy, our business and operations, our employees and the business, operations and economies of our customers and suppliers; and

•	Governmental actions, initiatives and regulations, including import and export restrictions, duties and tariffs and changes to tax laws.

We discuss these and other important risks and uncertainties that may affect our future operations in Part I, Item 1A – Risk Factors in our most recent Annual Report on Form 10-K and in Part II, Item 1A – Risk Factors in this report, and we may update that discussion in a Quarterly Report on Form 10-Q we file hereafter.

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

Interest Rate Risk

Interest on borrowings under our bank credit agreements are tied to prevailing domestic and foreign interest rates. At April 30, 2020, we had no borrowings outstanding under any of our credit facilities.

Foreign Currency Exchange Risk

In the first six months of fiscal 2020, we derived approximately 58% of our revenues from customers located outside of the Americas, where we invoiced and received payments in several foreign currencies. All of our computerized machine tools and computer control systems, as well as certain proprietary service parts, are sourced by our U.S.-based engineering and manufacturing division and re-invoiced to our foreign sales and service subsidiaries, primarily in their functional currencies.

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

Forward contracts for the sale or purchase of foreign currencies as of April 30, 2020, which are designated as cash flow hedges under FASB guidance related to accounting for derivative instruments and hedging activities, were as follows (in thousands, except weighted average forward rates):

	Notional Amount	Weighted Average		Contract Amount at Forward Rates in U.S. Dollars
Forward Contracts	in Foreign Currency	Forward Rate		Contract Date	April 30, 2020	Maturity Dates
Sale Contracts:
Euro	7,750	1.1277		8,740	8,501	May 2020 - Apr 2021
Pound Sterling	2,525	1.2865		3,248	3,178	May 2020 - Apr 2021

Purchase Contracts:
New Taiwan Dollar*	420,000	29.627	*	14,176	14,505	May 2020 - Apr 2021

*New Taiwan Dollars per U.S. Dollar

Forward contracts for the sale or purchase of foreign currencies as of April 30, 2020, which were entered into to protect against the effects of foreign currency fluctuations on receivables and payables denominated in foreign currencies and are not designated as hedges under FASB guidance, were as follows (in thousands, except weighted average forward rates):

	Notional Amount	Weighted Avg.		Contract Amount at Forward Rates in U.S. Dollars
Forward Contracts	in Foreign Currency	Forward Rate		Contract Date	April 30, 2020	Maturity Dates
Sale Contracts:
Euro	24,283	1.1215		27,233	26,670	May 2020 - Apr 2021
Pound Sterling	887	1.2420		1,102	1,116	May 2020 - Jun 2020
South African Rand	3,232	0.0543		175	174	Jun 2020

Purchase Contracts:
New Taiwan Dollar	550,661	29.6169	*	18,593	18,734	May 2020 - Aug 2020

* New Taiwan Dollars per U.S. Dollar

We are also exposed to foreign currency exchange risk related to our investment in net assets in foreign countries. To manage this risk, we have maintained a forward contract with a notional amount of €3.0 million. We designated this forward contract as a hedge of our net investment in Euro-denominated assets. We selected the forward method under FASB guidance related to the accounting for derivative instruments and hedging activities. The forward method requires all changes in the fair value of the contract to be reported as a cumulative translation adjustment in Accumulated other comprehensive loss, net of tax, in the same manner as the underlying hedged net assets. This forward contract matures in November 2020. As of April 30, 2020, we had a realized gain of $947,000 and an unrealized gain of $75,000, net of tax, recorded as cumulative translation adjustments in Accumulated other comprehensive loss related to the hedging of our net investment in Euro-denominated assets. Forward contracts for the sale or purchase of foreign currencies as of April 30, 2020, which are designated as net investment hedges under this guidance were as follows (in thousands, except weighted average forward rates):

	Notional Amount	Weighted Avg.	Contract Amount at Forward Rates in U.S. Dollars
Forward Contract	in Foreign Currency	Forward Rate	Contract Date	April 30, 2020	Maturity Date
Sale Contracts:
Euro	3,000	1.1231	3,369	3,295	Nov 2020

Item 4.	CONTROLS AND PROCEDURES

We conducted an evaluation under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2020, pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of the evaluation date.

There were no changes in our internal control over financial reporting during the three months ended April 30, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes from the risk factors disclosed in Part I, Item 1A – Risk Factors in our Annual Report on Form 10-K for the year ended October 31, 2019, except that the risk factor below is added. In addition, the COVID-19 pandemic could exacerbate or trigger other risks discussed in our Annual Report on Form 10-K for the year ended October 31, 2019, any of which could materially affect our business, financial condition and results of operations.

Public health emergencies or outbreaks of epidemics, pandemics, or contagious diseases have disrupted, and could continue to disrupt, our operations and materially and adversely affect our business, financial condition, and results of operations.

Widespread public health emergencies or outbreaks of epidemics, pandemics, or contagious diseases, such as the COVID-19 pandemic, have had, and could continue to have, a material adverse effect our business, financial condition, and results of operations. As a result of the COVID-19 pandemic, governmental authorities in jurisdictions where our facilities, customers, and suppliers are located have imposed mandatory closures, stay-at-home orders, and social distancing protocols that significantly limit the movement of people, goods, and services or otherwise restrict normal business operations or consumption patterns.

The COVID-19 pandemic has disrupted our operations and will likely continue to affect our business. Specifically, many of our sales and service organizations throughout the Americas, Europe and Asia Pacific have, at one time or another, been subject to temporary closures or otherwise been required to adopt remote work strategies. And, we may continue to experience additional temporary facility closures in response to government mandates and/or the incidence of additional contagion spread.

Additionally, the COVID-19 outbreak could disrupt our ability to deliver and/or install machines, our procurement of supplies for our operations, and our customers’ purchasing behavior or decisions. The COVID-19 pandemic has resulted in significantly reduced demand for our products, which could continue for an extended period of time. Any or all of the foregoing in jurisdictions where we or our customers, suppliers, or business partners are located could have a material adverse effect on our business, results of operations, cash flows, and financial condition.

Significant increases in economic and demand uncertainty have led to disruption and volatility in the global credit and financial markets, which increases the cost of capital and adversely impacts access to capital for both our company and our customers and suppliers. In addition, resulting changes in our access to or cost of capital, expected cash flows, or other factors could cause our goodwill to be impaired, resulting in a non-cash charge against results of operations to write down goodwill for the amount of the impairment. The duration and scope of the COVID-19 pandemic remains uncertain and, therefore, we cannot reasonably estimate its potential impact on our business, financial condition, or results of operations, but such impact has been, and could continue to be, material.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 13, 2020, we announced that our Board of Directors approved a share repurchase program in an aggregate amount of up to $7.0 million. Repurchases under the program may be made in the open market or through privately-negotiated transactions from time to time through March 11, 2022, subject to applicable laws and regulations. The program may be amended, suspended or discontinued at any time and does not commit us to repurchase any shares of our common stock. The following table summarizes the repurchases of common stock made by us during the three months ended April 30, 2020, based on the trade date of the repurchase:

	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under Plans or Programs ($ in millions) (1)
February 2020	0	$0	0	$7.0
March 2020	75,621	$25.08	75,621	$5.1
April 2020	76,253	$27.84	76,253	$3.0
Total	151,874		151,874

(1)  Includes commissions paid related to our repurchases of shares of common stock.

Item 5.	OTHER INFORMATION

During the period covered by this report, the Audit Committee of our Board of Directors engaged our independent registered public accounting firm to perform non-audit, tax planning services. This disclosure is made pursuant to Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002.

Item 6.	EXHIBITS

EXHIBIT INDEX

3.1	Amended and Restated Articles of Incorporation of the Registrant, incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 1997.

3.2	Amended and Restated By-Laws of the Registrant as amended through November 16, 2017, incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on November 17, 2017.

10.1	First Amendment to Credit Agreement, dated as of March 13, 2020, to the Credit Agreement, dated as of December 31, 2018, among Hurco Companies, Inc. and Hurco B.V., as the Borrowers, certain subsidiaries party thereto, as the Guarantors, and Bank of America, N.A., as the Lender, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed March 13, 2020.

31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HURCO COMPANIES, INC.

By:	/s/ Sonja K. McClelland
Sonja K. McClelland
Executive Vice President, Secretary, Treasurer
& Chief Financial Officer

June 8, 2020