Form 10-Q
period 2020-07-31
HURCO COMPANIES INC
filed 2020-09-04
CIK 315374

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

⌧   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended July 31, 2020 or

◻   Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to _________.

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       Yes ⌧ No ◻.

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).           Yes ⌧ No ◻

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ◻	Accelerated filer ⌧
Non-accelerated filer ◻	Smaller reporting company ◻
Emerging growth company ◻

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ◻ No ⌧

The number of shares of the Registrant’s common stock outstanding as of August 31, 2020 was 6,565,163.

HURCO COMPANIES, INC.

Form 10-Q Quarterly Report for Fiscal Quarter Ended July 31, 2020

PART I - FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

HURCO COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2020	2019	2020	2019

Sales and service fees	$45,382	$58,501	$126,168	$203,388

Cost of sales and service	34,313	41,312	99,231	142,420

Gross profit	11,069	17,189	26,937	60,968

Selling, general and administrative expenses	9,627	12,592	31,072	40,617

Operating income (loss)	1,442	4,597	(4,135)	20,351

Interest expense	19	18	69	44

Interest income	14	169	104	350

Investment income (loss)	11	(25)	76	346

Other income (expense), net	(223)	(77)	(933)	483

Income (loss) before taxes	1,225	4,646	(4,957)	21,486

Provision (benefit) for income taxes	(937)	1,155	(2,299)	6,089

Net income (loss)	$2,162	$3,491	$(2,658)	$15,397

Income (loss) per common share

Basic	$0.32	$0.51	$(0.39)	$2.26
Diluted	$0.32	$0.51	$(0.39)	$2.24

Weighted average common shares outstanding

Basic	6,595	6,767	6,705	6,756
Diluted	6,604	6,813	6,705	6,815

Dividends paid per share	$0.13	$0.12	$0.38	$0.35

The accompanying notes are an integral part of the condensed consolidated financial statements.

HURCO COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2020	2019	2020	2019

Net income (loss)	$2,162	$3,491	$(2,658)	$15,397

Other comprehensive income (loss):

Translation of foreign currency financial statements	5,092	(1,899)	5,240	(1,976)

(Gain) / loss on derivative instruments reclassified into operations, net of tax of $(47), $10, $(80), and $1, respectively	(158)	39	(268)	3

Gain / (loss) on derivative instruments, net of tax of $(145), $130, $19, and $136, respectively	(480)	446	67	465

Total other comprehensive income (loss)	4,454	(1,414)	5,039	(1,508)

Comprehensive income	$6,616	$2,077	$2,381	$13,889

The accompanying notes are an integral part of the condensed consolidated financial statements.

HURCO COMPANIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	July 31,	October 31,
	2020	2019
	(unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$47,089	$56,943
Accounts receivable, net	32,050	43,279
Inventories, net	154,823	148,851
Derivative assets	367	1,391
Prepaid assets	14,563	9,414
Other	334	1,983
Total current assets	249,226	261,861
Property and equipment:
Land	868	868
Building	7,352	7,352
Machinery and equipment	29,414	28,846
Leasehold improvements	4,651	4,902
	42,285	41,968
Less accumulated depreciation and amortization	(29,888)	(28,055)
Total property and equipment	12,397	13,913
Non–current assets:
Software development costs, less accumulated amortization	7,916	8,318
Goodwill	4,921	5,847
Intangible assets, net	1,767	1,096
Operating lease – right-of-use assets, net	12,431	—
Deferred income taxes	1,961	1,846
Investments and other assets, net	8,695	8,184
Total non–current assets	37,691	25,291
Total assets	$299,314	$301,065

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$31,831	$33,969
Derivative liabilities	1,825	388
Operating lease liabilities	4,157	—
Accrued payroll and employee benefits	6,731	11,564
Accrued income taxes	—	1,936
Accrued expenses	4,744	5,015
Accrued warranty	1,271	1,760
Total current liabilities	50,559	54,632
Non–current liabilities:
Deferred income taxes	166	160
Accrued tax liability	1,908	2,036
Operating lease liabilities	8,647	—
Deferred credits and other	3,988	3,992
Total non–current liabilities	14,709	6,188
Shareholders’ equity:
Preferred stock: no par value per share, 1,000,000 shares authorized; no shares issued	—	—
Common stock: no par value, $.10 stated value per share, 12,500,000 shares authorized 6,636,906 and 6,824,451 shares issued and 6,565,163 and 6,767,237 shares outstanding, as of July 31, 2020 and October 31, 2019, respectively	657	677
Additional paid-in capital	60,358	66,350
Retained earnings	176,925	182,151
Accumulated other comprehensive loss	(3,894)	(8,933)
Total shareholders’ equity	234,046	240,245
Total liabilities and shareholders’ equity	$299,314	$301,065

The accompanying notes are an integral part of the condensed consolidated financial statements.

HURCO COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2020	2019	2020	2019

Cash flows from operating activities:
Net income (loss)	$2,162	$3,491	$(2,658)	$15,397
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Provision (benefit) for doubtful accounts	290	(52)	417	(191)
Deferred income taxes	142	(3)	201	(29)
Equity in income (loss) of affiliates	(11)	(113)	(77)	(521)
Depreciation and amortization	1,246	916	3,418	2,761
Foreign currency (gain) loss	(1,603)	433	(36)	77
Unrealized (gain) loss on derivatives	1,823	(326)	1,842	(547)
Stock–based compensation	640	664	1,419	2,097
Change in assets and liabilities:	—
(Increase) decrease in accounts receivable	(3,409)	5,768	11,595	16,168
(Increase) decrease in inventories	3,665	(6,937)	(1,093)	(17,507)
(Increase) decrease in prepaid expenses	(487)	362	(5,055)	(1,000)
Increase (decrease) in accounts payable	1,164	(4,376)	(3,127)	(11,992)
Increase (decrease) in accrued expenses	457	(473)	(5,932)	(4,114)
Increase (decrease) in accrued income tax	(526)	(523)	(2,006)	(3,268)
Net change in operating lease assets and liabilities	15	—	366	—
Net change in derivative assets and liabilities	245	(82)	40	294
Other	(793)	(221)	871	(690)
Net cash provided by (used for) operating activities	5,020	(1,472)	185	(3,065)

Cash flows from investing activities:
Proceeds from sale of equipment	1	37	128	68
Purchase of property and equipment	(89)	(1,328)	(478)	(2,609)
Software development costs	(236)	(455)	(692)	(1,424)
Other investments	—	333	—	333
Net cash provided by (used for) investing activities	(324)	(1,413)	(1,042)	(3,632)

Cash flows from financing activities:
Dividends paid	(875)	(818)	(2,568)	(2,383)
Taxes paid related to net settlement of restricted shares	—	—	(498)	(499)
Proceeds from exercise of common stock options	67	—	67	—
Stock repurchases	(3,088)	—	(7,000)	—
Repayment of short-term debt	—	—	—	(1,454)
Net cash provided by (used for) financing activities	(3,896)	(818)	(9,999)	(4,336)

Effect of exchange rate changes on cash	1,022	(374)	1,002	(34)

Net increase (decrease) in cash and cash equivalents	1,822	(4,077)	(9,854)	(11,067)

Cash and cash equivalents at beginning of period	45,267	70,180	56,943	77,170

Cash and cash equivalents at end of period	$47,089	$66,103	$47,089	$66,103

The accompanying notes are an integral part of the condensed consolidated financial statements.

HURCO COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands, except shares outstanding)

	Three Months Ended July 31, 2020 and 2019
					Accumulated
	Common Stock		Additional		Other
	Shares		Paid–in	Retained	Comprehensive
	Outstanding	Amount	Capital	Earnings	Income (Loss)	Total
Balances, April 30, 2019	6,767,237	$677	$65,114	$178,200	$(9,957)	$234,034
Net income	—	—	—	3,491	—	3,491
Other comprehensive income (loss)	—	—	—	—	(1,414)	(1,414)
Stock–based compensation expense, net of taxes withheld for vested restricted shares	—	—	664	—	—	664
Dividends paid	—	—	—	(818)	—	(818)
Balances, July 31, 2019	6,767,237	$677	$65,778	$180,873	$(11,371)	$235,957

Balances, April 30, 2020	6,666,226	$667	$62,731	$175,638	$(8,348)	$230,688
Net loss	—	—	—	2,162	—	2,162
Other comprehensive income (loss)	—	—	—	—	4,454	4,454
Stock–based compensation expense, net of taxes withheld for vested restricted shares	—	—	638	—	—	638
Exercise of common stock options	3,738	—	67	—	—	67
Stock repurchases	(104,801)	(10)	(3,078)	—	—	(3,088)
Dividends paid	—	—	—	(875)	—	(875)
Balances, July 31, 2020	6,565,163	$657	$60,358	$176,925	$(3,894)	$234,046

	Nine Months Ended July 31, 2020 and 2019
					Accumulated
	Common Stock		Additional		Other
	Shares		Paid–in	Retained	Comprehensive
	Outstanding	Amount	Capital	Earnings	Income (Loss)	Total
Balances, October 31, 2018	6,723,160	$672	$64,185	$167,859	$(9,863)	$222,853
Net income	—	—	—	15,397	—	15,397
Other comprehensive income (loss)	—	—	—	—	(1,508)	(1,508)
Stock–based compensation expense, net of taxes withheld for vested restricted shares	44,077	5	1,593	—	—	1,598
Dividends paid	—	—	—	(2,383)	—	(2,383)
Balances, July 31, 2019	6,767,237	$677	$65,778	$180,873	$(11,371)	$235,957

Balances, October 31, 2019	6,767,237	$677	$66,350	$182,151	$(8,933)	$240,245
Net loss	—	—	—	(2,658)	—	(2,658)
Other comprehensive income (loss)	—	—	—	—	5,039	5,039
Stock–based compensation expense, net of taxes withheld for vested restricted shares	47,750	5	916	—	—	921
Exercise of common stock options	3,738	—	67	—	—	67
Stock repurchases	(253,562)	(25)	(6,975)	—	—	(7,000)
Dividends paid	—	—	—	(2,568)	—	(2,568)
Balances, July 31, 2020	6,565,163	$657	$60,358	$176,925	$(3,894)	$234,046

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

We operate in the industrial equipment industry and have a global footprint that subjects us to various business risks in many different countries. The COVID-19 pandemic has had a significant impact on our business and industry during fiscal 2020. Beginning in early 2020, governmental authorities in many of the major global machine tool markets implemented mandatory stay-at-home or shelter orders requiring most businesses to close or to significantly limit operations, resulting in a sudden decrease in demand for many goods and services. Although the mandatory stay-at-home or shelter orders in many jurisdictions permitted our local operations to continue as an essential business or a supplier to critical infrastructure industries or otherwise with remote work capabilities, many of our customers experienced, and continue to experience, significant disruptions in their business operations and normal purchasing cycles. Because of this disruption in demand and the potential for extended vulnerability during the remainder of this fiscal year, we have closely evaluated the estimates we have made in preparing the financial statements as of July 31, 2020 with the understanding that these estimates could change in the near term. We cannot predict the duration or scope of the impact of the COVID-19 pandemic, and the negative financial impact to our results cannot be reasonably estimated, but we believe the impact has been material thus far with regard to revenues, income from operations, and cash flow from operations and could continue to be material in the near future. We will continue to evaluate and disclose any uncertainty associated with key assumptions underlying fair value estimates, trends and uncertainties that have had, or are reasonably expected to have, a material effect on our consolidated financial position, results of operations, changes in shareholders' equity and cash flows for and at the end of each interim period.

The condensed financial information as of July 31, 2020 and for the three and nine months ended July 31, 2020 and July 31, 2019 is unaudited.  However, in our opinion, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary to present fairly our consolidated financial position, results of operations, changes in shareholders’ equity and cash flows for and at the end of the interim periods.  We suggest that you read these Condensed Consolidated Financial Statements in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended October 31, 2019.

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

Derivatives Designated as Hedging Instruments

We enter into foreign currency forward exchange contracts periodically to hedge certain forecasted inter-company sales and purchases denominated in the following foreign currencies: the Pound Sterling, Euro and New Taiwan Dollar.  The purpose of these instruments is to mitigate the risk that the U.S. Dollar net cash inflows and outflows resulting from sales and purchases denominated in foreign currencies will be adversely affected by changes in exchange rates.  These forward contracts have been designated as cash flow hedge instruments and are recorded in the Condensed Consolidated Balance Sheets at fair value in Derivative assets and Derivative liabilities.  The effective portion of the gains and losses resulting from the changes in the fair value of these hedge contracts is deferred in Accumulated other comprehensive loss and recognized as an adjustment to Cost of sales and service in the period that the corresponding inventory sold that is the subject of the related hedge contract is recognized, thereby providing an offsetting economic impact against the corresponding change in the U.S. Dollar value of the inter-company sale or purchase being hedged.  The ineffective portion of gains and losses resulting from the changes in the fair value of these hedge contracts is immediately reported in Other income (expense), net.  We perform quarterly assessments of hedge effectiveness by verifying and documenting the critical terms of the hedge instrument and determining that forecasted transactions have not changed significantly.  We also assess on a quarterly basis whether there have been adverse developments regarding the risk of a counterparty default.

We had forward contracts outstanding as of July 31, 2020, denominated in Euros, Pounds Sterling and New Taiwan Dollars with set maturity dates ranging from August 2020 through July 2021. The contract amounts, expressed at forward rates in U.S. dollars at July 31, 2020, were $5.6 million for Euros, $2.5 million for Pounds Sterling and $11.8 million for New Taiwan Dollars. At July 31, 2020, we had approximately $67,000 of gains, net of tax, related to cash flow hedges deferred in Accumulated other comprehensive loss. Included in this amount was $102,000 of unrealized loss, net of tax, related to cash flow hedge instruments that remain subject to currency fluctuation risk. The majority of these deferred gains will be recorded as an adjustment to Cost of sales and service in periods through July 2021, when the corresponding inventory that is the subject of the related hedge contracts is sold, as described above.

We are also exposed to foreign currency exchange risk related to our investment in net assets in foreign countries. To manage this risk, we entered into a forward contract with a notional amount of €3.0 million in November 2019. We designated this forward contract as a hedge of our net investment in Euro denominated assets. We selected the forward method under FASB guidance related to the accounting for derivative instruments and hedging activities. The forward method requires all changes in the fair value of the contract to be reported as a cumulative translation adjustment in Accumulated other comprehensive loss, net of tax, in the same manner as the underlying hedged net assets. This forward contract matures in November 2020. As of July 31, 2020, we had a realized gain of $947,000 and an unrealized loss of $118,000, net of tax, recorded as cumulative translation adjustments in Accumulated other comprehensive loss related to this forward contract.

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

We had forward contracts outstanding as of July 31, 2020, denominated in Euros, Pounds Sterling, and New Taiwan Dollar with set maturity dates ranging from August 2020 through July 2021.  The contract amounts, expressed at forward rates in U.S. dollars at July 31, 2020, totaled $43.3 million.

Fair Value of Derivative Instruments

We recognize the fair value of derivative instruments as assets and liabilities on a gross basis on our Condensed Consolidated Balance Sheets. As of July 31, 2020 and October 31, 2019, all derivative instruments were recorded at fair value on our Condensed Consolidated Balance Sheets as follows (in thousands):

	July 31, 2020		October 31, 2019
	Balance Sheet	Fair	Balance Sheet	Fair
Derivatives	Location	Value	Location	Value
Designated as Hedging Instruments:
Foreign exchange forward contracts	Derivative assets	$187	Derivative assets	$751
Foreign exchange forward contracts	Derivative liabilities	$496	Derivative liabilities	$99

Not Designated as Hedging Instruments:
Foreign exchange forward contracts	Derivative assets	$180	Derivative assets	$640
Foreign exchange forward contracts	Derivative liabilities	$1,329	Derivative liabilities	$289

Effect of Derivative Instruments on the Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Changes in Shareholders’ Equity and Condensed Consolidated Statements of Operations

Derivative instruments had the following effects on our Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Changes in Shareholders’ Equity and Condensed Consolidated Statements of Operations, net of tax, during the three months ended July 31, 2020 and 2019 (in thousands):

			Location of Gain	Amount of Gain
	Amount of Gain (Loss)		(Loss) Reclassified	(Loss) Reclassified
	Recognized in Other		from Other	from Other
	Comprehensive		Comprehensive	Comprehensive
Derivatives	Income (Loss)		Income (Loss)	Income (Loss)
	Three Months Ended			Three Months Ended
	July 31,			July 31,
	2020	2019		2020	2019
Designated as Hedging Instruments:
(Effective portion)
Foreign exchange forward contracts – Intercompany sales/purchases	$(480)	$446	Cost of sales and service	$158	$(39)
Foreign exchange forward contract – Net investment	$(193)	$41

We did not recognize any gains or losses as a result of hedges deemed ineffective for either of the three months ended July 31, 2020 or 2019. We recognized the following gains and losses in our Condensed Consolidated Statements of Operations during the three months ended July 31, 2020 and 2019 on derivative instruments not designated as hedging instruments (in thousands):

	Location of Gain
	(Loss) Recognized	Amount of Gain (Loss)
Derivatives	in Operations	Recognized in Operations
		Three Months Ended
		July 31,
		2020	2019
Not Designated as Hedging Instruments:
Foreign exchange forward contracts	Other income (expense), net	$(1,784)	$138

The following table presents the changes in the components of Accumulated other comprehensive loss, net of tax, for the three months ended July 31, 2020 (in thousands):

	Foreign Currency	Cash Flow
	Translation	Hedges	Total
Balance, April 30, 2020	$(9,894)	$1,546	$(8,348)
Other comprehensive income (loss) before reclassifications	5,092	(480)	4,612
Reclassifications	—	(158)	(158)
Balance, July 31, 2020	$(4,802)	$908	$(3,894)

Derivative instruments had the following effects on our Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Changes in Shareholders' Equity and Condensed Consolidated Statements of Operations, net of tax, during the nine months ended July 31, 2020 and 2019 (in thousands):

			Location of Gain
	Amount of Gain (Loss)		(Loss) Reclassified	Amount of Gain (Loss)
	Recognized in Other		from Other	Reclassified from Other
	Comprehensive		Comprehensive	Comprehensive
Derivatives	Income (Loss)		Income (Loss)	Income (Loss)
	Nine Months Ended			Nine Months Ended
	July 31,			July 31,
	2020	2019		2020	2019
Designated as Hedging Instruments:
(Effective portion)
Foreign exchange forward contracts – Intercompany sales/purchases	$67	$465	Cost of sales and service	$268	$(3)
Foreign exchange forward contract – Net investment	$(104)	$113

We did not recognize any gains or losses as a result of hedges deemed ineffective for either of the nine months ended July 31, 2020 or 2019. We recognized the following gains and losses in our Condensed Consolidated Statements of Operations during the nine months ended July 31, 2020 and 2019 on derivative instruments not designated as hedging instruments (in thousands):

	Location of Gain
	(Loss) Recognized	Amount of Gain (Loss)
Derivatives	in Operations	Recognized in Operations
		Nine Months Ended
		July 31,
		2020	2019
Not Designated as Hedging Instruments:
Foreign exchange forward contracts	Other income (expense), net	$(658)	$249

The following table presents the changes in the components of Accumulated other comprehensive loss, net of tax, for the nine months ended July 31, 2020 (in thousands):

	Foreign Currency	Cash Flow
	Translation	Hedges	Total
Balance, October 31, 2019	$(10,042)	$1,109	$(8,933)
Other comprehensive income (loss) before reclassifications	5,240	67	5,307
Reclassifications	—	(268)	(268)
Balance, July 31, 2020	$(4,802)	$908	$(3,894)

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

A summary of stock option activity for the nine-month period ended July 31, 2020, is as follows:

		Weighted Average
	Stock Options	Exercise Price
Outstanding at October 31, 2019	37,045	$21.69
Options granted	—	—
Options exercised	(3,738)	18.13
Options cancelled	—	—
Outstanding at July 31, 2020	33,307	$22.09

Summarized information about outstanding stock options as of July 31, 2020, that have already vested and are currently exercisable, are as follows:

Options Already Vested and
Currently Exercisable
Number of outstanding options	33,307
Weighted average remaining contractual life (years)	1.72
Weighted average exercise price per share	$22.09
Intrinsic value of outstanding options	$188,000

The intrinsic value of an outstanding stock option is calculated as the difference between the stock price as of July 31, 2020 and the exercise price of the option.

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

A reconciliation of our restricted stock and PSU activity and related information for the nine-month period ended July 31, 2020 is as follows:

		Weighted Average Grant
	Number of Shares	Date Fair Value
Unvested at October 31, 2019	200,482	$39.62
Shares or units granted	102,761	37.54
Shares or units vested	(47,750)	38.35
Shares or units cancelled	(10,164)	40.88
Shares or units withheld	(13,369)	37.38
Unvested at July 31, 2020	231,960	$39.03

During the nine months of fiscal 2020 and 2019, we recorded approximately $1.4 million and $2.1 million, respectively, of stock-based compensation expense related to grants under the 2016 Equity Plan. As of July 31, 2020, there was an estimated $3.4 million of total unrecognized stock-based compensation cost that we expect to recognize by the end of the first quarter of fiscal 2023.

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

Current assets	$349
Property plant and equipment	452
Intangibles	1,190
Goodwill	2,458
Total assets	4,449
Current liabilities	96
Total liabilities	96

Total purchase price and cash expended	$4,353

The acquisition was accounted for in accordance with ASC Topic 805, Business Combinations. Accordingly, the total purchase price was allocated to tangible assets and liabilities based on their fair value and the intangibles and goodwill were allocated on a provisional basis.  These allocations reflected various provisional estimates and are subject to change during the purchase price allocation period as valuations are in the process of being finalized.

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

6.    EARNINGS PER SHARE

Per share results have been computed based on the average number of common shares outstanding over the period in question.  The computation of basic and diluted net income (loss) per share is determined using net income (loss) applicable to common shareholders as the numerator and the number of shares outstanding as the denominator as follows (in thousands, except per share amounts):

	Three Months Ended				Nine Months Ended
	July 31,				July 31,
	2020		2019		2020		2019
	Basic	Diluted	Basic	Diluted	Basic	Diluted	Basic	Diluted
Net income (loss)	$2,162	$2,162	$3,491	$3,491	$(2,658)	$(2,658)	$15,397	$15,397
Undistributed earnings allocated to participating shares	(23)	(23)	(29)	(29)	28	28	(130)	(130)
Net income (loss) applicable to common shareholders	$2,139	$2,139	$3,462	$3,462	$(2,630)	$(2,630)	$15,267	$15,267

Weighted average shares outstanding	6,595	6,595	6,767	6,767	6,705	6,705	6,756	6,756
Stock options and contingently issuable securities	—	9	—	46	—	—	—	59
	6,595	6,604	6,767	6,813	6,705	6,705	6,756	6,815
Income (loss) per share	$0.32	$0.32	$0.51	$0.51	$(0.39)	$(0.39)	$2.26	$2.24

7.    ACCOUNTS RECEIVABLE

Accounts receivable are net of allowances for doubtful accounts of $1.3 million as of July 31, 2020 and $891,000 as of October 31, 2019.

8.    INVENTORIES

Inventories, priced at the lower of cost (first-in, first-out method) or net realizable value, are summarized below (in thousands):

	July 31,	October 31,
	2020	2019
Purchased parts and sub–assemblies	$31,277	$32,074
Work–in–process	12,938	20,901
Finished goods	110,608	95,876
	$154,823	$148,851

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

Upon adoption of ASC 842, we utilized the following elections and practical expedients:

●	We have elected to combine non-lease components with lease components.
●	If at the lease commencement date, a lease has a lease term of 12 months or less and does not include a purchase option that is reasonably certain to be exercised, we have elected not to apply ASC 842 recognition requirements. Nonetheless, we intend to include leases of less than 12 months within the updated footnote disclosures, if material.
●	We have elected not to use the portfolio method if we enter into a large number of leases in the same month with the same terms and conditions.
●	As we have applied the new transition method allowed per ASU 2018-11, we have elected not to reassess arrangements entered into prior to November 1, 2019 for whether an arrangement is or contains a lease, the lease classification applied or to separate initial direct costs.
●	We have elected not to use hindsight in determining the lease term for lease contracts that have historically been renewed or amended.

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

We recorded total operating lease expense of $3.7 million for each of the nine months ended July 31, 2020 and 2019, which is classified within Cost of sales and service and Selling, general and administrative expenses within the Condensed Consolidated Statements of Operations. Operating lease expense includes short-term leases and variable lease payments which are immaterial. There have been no lease costs capitalized on the Condensed Consolidated Balance Sheets as of July 31, 2020.

The following table summarizes supplemental cash flow information and non-cash activity related to operating leases for the nine months ended July 31, 2020 (in thousands):

Nine Months Ended
July 31, 2020
Operating cash flow information:
Cash paid for amounts included in the measurement of lease liabilities	$3,655
Noncash information:
Right-of-use assets obtained in exchange for new operating lease liabilities	$2,250

The following table summarizes the maturities of lease commitments as of October 31, 2019, prior to the adoption of the new lease guidance, as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended October 31, 2019 (in thousands):

2020	$4,015
2021	3,149
2022	2,224
2023	1,482
2024 and thereafter	2,531
Total	$13,401

The following table summarizes the maturities of undiscounted cash flows of lease commitments reconciled to the total lease liability as of July 31, 2020 (in thousands):

Remainder of 2020	$1,192
2021	4,040
2022	2,957
2023	1,846
2024 and thereafter	3,217
Total	13,252
Less: Imputed interest	(448)
Present value of operating lease liabilities	$12,804

As of July 31, 2020, the weighted-average remaining term of our lease portfolio was approximately 4.1 years and the weighted-average discount rate was approximately 1.5%.

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

11.    GUARANTEES AND PRODUCT WARRANTIES

From time to time, our subsidiaries guarantee third party payment obligations in connection with the sale of machines to customers that use financing. We follow FASB guidance for accounting for guarantees (codified in ASC 460). As of July 31, 2020, we had 17 outstanding third party payment guarantees totaling approximately $0.5 million. The terms of these guarantees are consistent with the underlying customer financing terms. Upon shipment of a machine, the customer assumes the risk of ownership. The customer does not obtain title, however, until it has paid for the machine. A retention of title clause allows us to recover the machine if the customer defaults on the financing. We accrue liabilities under these guarantees at fair value, which amounts are insignificant.

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

	Nine Months Ended
	July 31,
	2020	2019
Balance, beginning of period	$1,760	$2,497
Provision for warranties during the period	1,474	2,352
Charges to the reserve	(1,988)	(2,747)
Impact of foreign currency translation	25	(12)
Balance, end of period	$1,271	$2,090

The year-over-year decrease in our warranty reserve was primarily due to a decrease in the number of machines under warranty resulting from decreased sales volume.

12.  DEBT AGREEMENTS

On December 31, 2018, we and our subsidiary Hurco B.V. entered into a new credit agreement , which was amended by that certain First Amendment dated March 13, 2020 (as amended, the “2018 Credit Agreement”), with Bank of America, N.A., as the lender. The 2018 Credit Agreement provides for an unsecured revolving credit and letter of credit facility in a maximum aggregate amount of $40.0 million. The 2018 Credit Agreement provides that the maximum amount of outstanding letters of credit at any one time may not exceed $10.0 million, the maximum amount of outstanding loans made to our subsidiary Hurco B.V. at any one time may not exceed $20.0 million, and the maximum amount of all outstanding loans denominated in alternative currencies at any one time may not exceed $20.0 million.

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

In March 2019, our wholly-owned subsidiaries in Taiwan, Hurco Manufacturing Limited. ("HML"), and China, Ningbo Hurco Machine Tool Co. Ltd. ("NHML"), closed on uncommitted revolving credit facilities with maximum aggregate amounts of 150 million New Taiwan Dollars (the "Taiwan credit facility") and 32.5 million Chinese Yuan (the "China credit facility"), respectively. As uncommitted facilities, both the Taiwan and China credit facilities are subject to review and termination by the respective underlying lending institutions from time to time.

As of July 31, 2020, our existing credit facilities consist of our €1.5 million revolving credit facility in Germany, the 150 million New Taiwan Dollars Taiwan credit facility, the 32.5 million Chinese Yuan China credit facility and the $40.0 million revolving credit facility under the 2018 Credit Agreement. There were no borrowings under any of our credit facilities and there was $51.5 million of available borrowing capacity thereunder.

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

During the third quarter of fiscal 2020, we assessed and recorded the estimated year to date impact of recent changes in income tax laws to address the unfavorable impact of the COVID-19 pandemic.  The CARES Act included economic relief and modifications, most notably the net operating loss carryback provisions for the U.S.  For the third quarter of fiscal 2020, we recorded an income tax benefit of $0.9 million compared to a tax expense of $1.2 million for the same period in fiscal 2019. We recorded an income tax benefit during the nine months of fiscal 2020 of $2.3 million compared to a tax expense of $6.1 million for the same period in fiscal 2019.

Our unrecognized tax benefits were $194,000 as of July 31, 2020 and $225,000 as of October 31, 2019, and in each case included accrued interest.

We recognize accrued interest and penalties related to unrecognized tax benefits as components of income tax expense. As of July 31, 2020, the gross amount of interest accrued, reported in Accrued expenses, was approximately $33,000, which did not include the federal tax benefit of interest deductions.

We file U.S. federal and state income tax returns, as well as tax returns in several foreign jurisdictions. The statutes of limitations with respect to unrecognized tax benefits will expire between July 2021 and July 2024.

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

In accordance with this guidance, the following table represents the fair value hierarchy for our financial assets and liabilities measured at fair value as of July 31, 2020 and October 31, 2019 (in thousands):

	Assets		Liabilities
	July 31, 2020	October 31, 2019	July 31, 2020	October 31, 2019
Level 1
Deferred Compensation	$1,836	$1,991	$—	$—

Level 2
Derivatives	$367	$1,391	$1,825	$388

Included in Level 1 assets are mutual fund investments under a nonqualified deferred compensation plan. We estimate the fair value of these investments on a recurring basis using market prices that are readily available.

Included in Level 2 fair value measurements are derivative assets and liabilities related to gains and losses on foreign currency forward exchange contracts entered into with a third party. We estimate the fair value of these derivatives on a recurring basis using foreign currency exchange rates obtained from active markets. Derivative instruments are reported in the accompanying Condensed Consolidated Financial Statements at fair value. We have derivative financial instruments in the form of foreign currency forward exchange contracts as described in Note 3 of Notes to the Condensed Consolidated Financial Statements. The U.S. Dollar equivalent notional amounts of these contracts was $64.7 million and $108.6 million at July 31, 2020 and October 31, 2019, respectively.

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

16.  NEW ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Pronouncements:

Between February 2016 and February 2019, FASB issued ASC 842, and various related updates, which establish a comprehensive new lease accounting model. ASC 842 clarifies the definition of a lease, requires a dual approach to lease classification similar to previous lease classifications, and requires lessees to recognize leases on the balance sheet as a lease liability with a corresponding right-of-use asset for leases with a lease-term of more than twelve months. Under ASC 842, the income statement reflects lease expense for operating leases and amortization/interest expense for financing leases.

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

17.  LONG-LIVED ASSETS AND GOODWILL

Impairment of Long-Lived Assets. Annually, or more often when there are indicators of impairment, we evaluate the carrying value of long-lived assets to be held and used.  The carrying value of a long-lived asset (or group of assets) to be held and used is considered impaired when the anticipated separately identifiable undiscounted cash flows from such an asset (or group of assets) are less than the carrying value of the asset (or group of assets).  The adverse change in the business climate resulting from the COVID-19 pandemic created triggering events during the second quarter of fiscal 2020, which warranted our review of these assets for potential impairment as of April 30, 2020.  We determined that we have a single asset group due to the interdependent nature of our operations.  We estimated the cash flows during the remaining useful life of the primary asset, and our undiscounted cash flow was in excess of the book value of our single asset group, and therefore, there were  no impairment indications for our long-lived assets for the period ended April 30, 2020. There were no triggering events during the third quarter of fiscal 2020 which warranted our review of these assets for potential impairment as of July 31,2020.

Goodwill and Intangible Assets. Goodwill and indefinite-lived intangibles arising from a business combination are not amortized and charged to expense over time. Instead, goodwill and indefinite-lived intangibles must be reviewed annually for impairment, or more frequently, if circumstances arise indicating potential impairment. For goodwill, if the carrying amount of the reporting unit containing the goodwill exceeds the fair value of that reporting unit, an impairment loss is recognized for that excess, but only to the extent of the goodwill amount allocated to that reporting unit.  For indefinite-lived intangible assets, if the carrying amount exceeds the fair value, an impairment loss is recognized in an amount equal to that excess.  Intangible assets that are determined to have a finite life are amortized over their estimated useful lives and are also subject to review for impairment if indicators of impairment are identified. The adverse change in the business climate resulting from the COVID-19 pandemic created triggering events during the second quarter of fiscal 2020, which warranted our review of these assets for potential impairment. For the goodwill impairment test we developed a discounted cash flow model for our single reporting unit.  The discounted cash flows were in excess of our book value of equity, and therefore we determined that goodwill and indefinite lived assets were not impaired as of April 30, 2020.  Should actual cash flows differ from the assumptions used in the discounted cash flow estimates, it is reasonably possible that there could be impairment of these assets in the future. There were no triggering events during the third quarter of fiscal 2020 which warranted our review of these assets for potential impairment as of July 31, 2020.

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The market for machine tools is international in scope. We have both significant foreign sales and significant foreign manufacturing operations. During the nine months of fiscal 2020, approximately 43% of our revenues were attributable to customers in Europe, where we typically sell more of our higher-performance, higher-priced VMX series machines. Additionally, approximately 16% of our revenues were attributable to customers in the Asia Pacific region, where we encounter greater pricing pressures.

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

We operate in the industrial equipment industry and have a global footprint that subjects us to various business risks in many different countries. The COVID-19 pandemic has had a significant impact on our business and industry during fiscal 2020. Beginning in early 2020, governmental authorities in many of the major global machine tool markets implemented mandatory stay-at-home or shelter orders requiring most businesses to close or to significantly limit operations, resulting in a sudden decrease in demand for many goods and services. Although the mandatory stay-at-home or shelter orders in many jurisdictions permitted our local operations to continue as an essential business or a supplier to critical infrastructure industries or otherwise with remote work capabilities, many of our customers experienced, and continue to experience, significant disruptions in their business operations and normal purchasing cycles. We cannot predict the duration or scope of impact of the COVID-19 pandemic and the negative financial impact to our results cannot be reasonably estimated, but we believe the impact has been material thus far with regard to revenues, income from operations, and cash flow from operations and could continue to be material in the near future. To date, we have not experienced material disruptions in our supply chain and have not completely ceased operations at any of our global facilities, but have implemented remote working capabilities, as appropriate or otherwise required under local law. We have also implemented reductions in headcount and discretionary spending, delayed capital expenditures, and pulled back production activities in an effort to weather the adverse business climate. We have also received stimulus in various countries to support operations and implemented tax deferrals and provisions that were available to us. We will continue to evaluate and disclose any trends and uncertainties that have had or are reasonably expected to have, a material effect on our consolidated financial position, results of operations, changes in shareholders’ equity and cash flows for and at the end of each interim period.

RESULTS OF OPERATIONS

Three Months Ended July 31, 2020 Compared to Three Months Ended July 31, 2019

Sales and Service Fees.  Sales and service fees for the third quarter of fiscal 2020 were $45.4 million, a decrease of $13.1 million, or 22%, compared to the corresponding prior year period, and included a favorable currency impact of $0.1 million, or less than 1%, when translating foreign sales to U.S. dollars for financial reporting purposes.  Sales and service fees for the third quarter of fiscal 2020 improved by $8.3 million, or 22%, from the second quarter of fiscal 2020 ($37.1 million) and by $1.7 million, or 4%, from the first quarter of fiscal 2020 ($43.7 million) as COVID-19 stay-at-home and shelter orders began to lift globally during the third quarter of fiscal 2020.

Sales and Service Fees by Geographic Region

The following table sets forth net sales and service fees by geographic region for the third quarter ended July 31, 2020 and 2019 (dollars in thousands):

	Three Months Ended
	July 31,
	2020		2019		$ Change	% Change
Americas	$17,870	39%	$21,044	36%	$(3,174)	-15%
Europe	19,538	43%	30,363	52%	(10,825)	-36%
Asia Pacific	7,974	18%	7,094	12%	880	12%
Total	$45,382	100%	$58,501	100%	$(13,119)	-22%

Sales in the Americas for the third quarter of fiscal 2020 decreased by 15%, compared to the corresponding period in fiscal 2019, primarily due to a reduced volume of shipments of Hurco, Milltronics and Takumi machines. The reduction in shipment volume was mainly attributable to government-mandated stay-at-home or shelter orders imposed across the region for portions of the third quarter of fiscal 2020.

European sales for the third quarter of fiscal 2020 decreased by 36%, compared to the corresponding period in fiscal 2019, and included a favorable currency impact of less than 1%, when translating foreign sales to U.S. dollars for financial reporting purposes.  The decrease in European sales for the third quarter of fiscal 2020 was primarily attributable to a reduced volume of shipments of Hurco and Takumi machines and a decrease in sales of electro-mechanical components and accessories manufactured by our wholly-owned Italian subsidiary LCM.  Similar to the Americas, the reduction in shipment volume was mainly driven by government-mandated COVID-19 stay-at-home or shelter orders or other similar operating restrictions imposed across the region during portions of the third quarter of fiscal 2020.

Asian Pacific sales for the third quarter of fiscal 2020 increased by 12%, compared to the corresponding period in fiscal 2019, and included a negative currency impact of less than 1%, when translating foreign sales to U.S. dollars for financial reporting purposes.  The year-over-year improvement in Asian Pacific sales for the third quarter resulted from increased sales in China and Southeast Asia for Hurco and Takumi machines, as many countries in the region eased government-mandated COVID-19 stay-at-home or shelter orders.

Sales and Service Fees by Product Category

The following table sets forth net sales and service fees by product category for the third quarter ended July 31, 2020 and 2019 (dollars in thousands):

	Three Months Ended
	July 31,
	2020		2019		$ Change	% Change
Computerized Machine Tools	$37,752	83%	$49,174	84%	$(11,422)	-23%
Computer Control Systems and Software †	422	1%	597	1%	(175)	-29%
Service Parts	5,818	13%	6,540	11%	(722)	-11%
Service Fees	1,390	3%	2,190	4%	(800)	-37%
Total	$45,382	100%	$58,501	100%	$(13,119)	-22%

† Amounts shown do not include computer control systems and software sold as an integrated component of computerized machine systems.

Sales of computerized machine tools and computer control systems and software for the third quarter of fiscal 2020 decreased by 23% and 29%, respectively, compared to the corresponding prior year period, and each included an unfavorable currency impact of less than 1%.  Sales of service parts and service fees decreased by 11% and 37%, respectively, during the third quarter of fiscal 2020, compared to the corresponding prior year period, and each included an unfavorable currency impact of less than 1%.   The decreases in all product categories were primarily due to a reduced volume of shipments of Hurco, Milltronics and Takumi machines, parts, and services provided as a result of the impact of government-mandated COVID-19 restrictions across all regions.

Orders.  Orders for the third quarter of fiscal 2020 were $36.1 million, a decrease of $16.9 million, or 32%, compared to the corresponding period in fiscal 2019, and included a favorable currency impact of less than 1%, when translating foreign orders to U.S. dollars.

The following table sets forth new orders booked by geographic region for the third quarter ended July 31, 2020 and 2019 (dollars in thousands):

	Three Months Ended
	July 31,
	2020		2019		$ Change	% Change
Americas	$16,315	45%	$19,749	37%	$(3,434)	-17%
Europe	14,155	39%	27,035	51%	(12,880)	-48%
Asia Pacific	5,621	16%	6,198	12%	(577)	-9%
Total	$36,091	100%	$52,982	100%	$(16,891)	-32%

Orders in the Americas for the third quarter of fiscal 2020 decreased by 17%, compared to the corresponding period in fiscal 2019, primarily due to decreased customer demand for Hurco, Milltronics and Takumi machines during the COVID-19 pandemic.  Orders in the Americas of $16.3 million for the third quarter of fiscal 2020 reflected a slight improvement over second quarter orders of $15.9 million, but were still lower than the pre-pandemic first quarter orders of $18.2 million.

European orders for the third quarter of fiscal 2020 decreased by 48%, compared to the corresponding prior year period, and included a favorable currency impact of less than 1%, when translating foreign orders to U.S. dollars.  The decrease in orders was driven primarily by decreased customer demand for Hurco and Takumi machines, and a decrease in sales of electro-mechanical components and accessories manufactured by LCM, during the COVID-19 pandemic.  Although European orders of $14.2 million for the third quarter of fiscal 2020 were lower than the $15.6 million of orders in the second quarter of fiscal 2020 and the $21.7 million of orders in the first quarter of fiscal 2020, machine unit orders for the third quarter improved from the second quarter (particularly in the U.K.), but had not returned to first quarter unit order levels and reflected a higher mix of our entry level VM series machines.

Asian Pacific orders for the third quarter of fiscal 2020 decreased by 9%, compared to the corresponding prior year period, and included an unfavorable currency impact of less than 1%, when translating foreign orders to U.S. dollars.  The decrease in Asian Pacific orders was driven primarily by a reduction in customer demand for Hurco machines during the COVID-19 pandemic in China, India and Southeast Asia, and for Takumi vertical and bridge mill machines in China.

Gross Profit. Gross profit for the third quarter of fiscal 2020 was $11.1 million, or 24% of sales, compared to $17.2 million, or 29% of sales, for the corresponding prior year period.  The decrease in gross profit as a percentage of sales was primarily due to lower sales across all sales regions, particularly the European sales region where we typically sell higher-priced, higher-performance machines, competitive pricing pressures on a global basis due to excess inventory levels and the negative impact of fixed costs leveraged against lower sales and production volumes.  Gross profit for the third quarter of fiscal 2020 of $11.1 million, or 24% of sales, improved from second quarter of fiscal 2020 gross profit of $6.7 million, or 18% of sales, and first quarter of fiscal 2020 gross profit of $9.2 million, or 21% of sales, reflecting the impact of increased sales volume, particularly in Europe where we sell more higher-performance machines, and cost reductions implemented in the first six months of the fiscal year to improve the leverage of fixed costs.

Operating Expenses. Selling, general and administrative expenses for the third quarter of fiscal 2020 were $9.6 million, or 21% of sales, compared to $12.6 million, or 22% of sales, for the corresponding period in fiscal 2019, and included an unfavorable currency impact of less than 1%, when translating foreign expenses to U.S. dollars for financial reporting purposes.  Selling, general and administrative expenses as a percent of sales trended downward to 21% in the third quarter of fiscal 2020 from 29% in the second quarter of fiscal 2020, and 25% in the first quarter of 2020, reflecting the implementation of cost reduction plans including changes in employee headcount, decreases in incentive and performance compensation, and reductions in other discretionary spending, partially offset by increased operating expenses associated with ProCobots LLC, the U.S.-based automation integration business acquired by Hurco in the fourth quarter of fiscal 2019.

Operating Income (Loss). Operating income for the third quarter of fiscal 2020 was $1.4 million compared to operating income of $4.6 million for the corresponding period in fiscal 2019.  The decrease in operating income was primarily driven by the decreased volume of sales.

Other Income (Expense), Net.  Other expense, net in the third quarter of fiscal 2020 was $0.2 million compared to $0.1 million for the corresponding period in fiscal 2019.  This increase was primarily due to an increase in foreign currency exchange loss in fiscal 2020, compared to the corresponding period in fiscal 2019.

Income Taxes. We recorded an income tax benefit of $0.9 million for the third quarter of fiscal 2020, compared to income tax expense of $1.2 million for the corresponding period in fiscal 2019.  During the third quarter of fiscal 2020, we assessed and recorded the estimated year-to-date impact of recent changes in income tax laws to address the unfavorable impact of the COVID-19 pandemic. In response to the COVID-19 pandemic, the Coronavirus Aid Relief, and Economic Security Act (the “CARES Act”) was signed into law in the U.S. on March 27, 2020.  The CARES Act included economic relief and modifications, most notably the net operating loss carryback provisions for the U.S. In addition, the year-over-year changes in income tax benefits and expenses reflect the shift in geographic mix of income and loss among international tax jurisdictions which result in changes in foreign tax credits, deductions for foreign derived intangible income; and provision for global intangible low taxed income.

Nine Months Ended July 31, 2020 Compared to Nine Months Ended July 31, 2019

Sales and Service Fees.  Sales and service fees for the nine months of fiscal 2020 were $126.2 million, a decrease of $77.2 million, or 38%, compared to the corresponding period in fiscal 2019, and included an unfavorable currency impact of $0.6 million, or less than 1%, when translating foreign sales to U.S. dollars for financial reporting purposes.

Sales and Service Fees by Geographic Region

The following table sets forth net sales and service fees by geographic region for the nine months ended July 31, 2020 and 2019 (dollars in thousands):

	Nine Months Ended
	July 31,
	2020		2019		$ Change	% Change
Americas	$52,045	41%	$74,030	37%	$(21,985)	-30%
Europe	54,359	43%	104,178	51%	(49,819)	-48%
Asia Pacific	19,764	16%	25,180	12%	(5,416)	-22%
Total	$126,168	100%	$203,388	100%	$(77,220)	-38%

Sales in the Americas for the nine months of fiscal 2020 decreased by 30%, compared to the corresponding period in fiscal 2019, primarily due to a reduced volume of shipments of Hurco, Milltronics and Takumi machines. The reduction in shipment volume was mainly attributable to government-mandated stay-at-home or shelter orders imposed across the region for portions of the second and third quarters of fiscal 2020. Additionally, sales in the Americas in the first half of fiscal 2019 benefitted from strong demand and backlog coming off fiscal 2018, a record sales year for Hurco.

European sales for the nine months of fiscal 2020 decreased by 48%, compared to the corresponding period in fiscal 2019, and included an unfavorable currency impact of less than 1%, when translating foreign sales to U.S. dollars for financial reporting purposes.  The decrease in European sales for the nine months of fiscal 2020 was primarily attributable to a reduced volume of shipments of Hurco and Takumi machines and a decrease in sales of electro-mechanical components and accessories manufactured by our wholly-owned Italian subsidiary LCM.  Similar to the Americas, the reductions in shipment volume were mainly driven by government-mandated COVID-19 stay-at-home or shelter orders or other similar operating restrictions imposed across the region during portions of the second and third quarters of fiscal 2020.  Additionally, sales in Europe during the first half of fiscal 2019 benefitted from higher demand and backlog coming off fiscal 2018, the recent peak of the European market, particularly for Germany.

Asian Pacific sales for the nine months of fiscal 2020 decreased by 22%, compared to the corresponding period in fiscal 2019 and included a negative currency impact of less than 1%, when translating foreign sales to U.S. dollars for financial reporting purposes.  The year-over-year decrease in Asian Pacific sales primarily resulted from a reduction in the volume of shipments of Hurco vertical milling machines in all Asian Pacific regions, as many customers were negatively impacted by government-mandated COVID-19 stay-at-home orders or similar operating restrictions for the first six months of fiscal 2020.

Sales and Service Fees by Product Category

The following table sets forth net sales and service fees by product category for the nine months ended July 31, 2020 and 2019 (dollars in thousands):

	Nine Months Ended
	July 31,
	2020		2019		$ Change	% Change
Computerized Machine Tools	$102,955	82%	$173,972	86%	$(71,017)	-41%
Computer Control Systems and Software †	1,317	1%	2,023	1%	(706)	-35%
Service Parts	16,905	13%	20,799	10%	(3,894)	-19%
Service Fees	4,991	4%	6,594	3%	(1,603)	-24%
Total	$126,168	100%	$203,388	100%	$(77,220)	-38%

† Amounts shown do not include computer control systems and software sold as an integrated component of computerized machine systems.

Sales of computerized machine tools and computer control systems and software for the nine months of fiscal 2020 decreased by 41% and 35%, respectively, compared to the corresponding prior year period, and each included an unfavorable currency impact of less than 1%.  Sales of service parts and service fees decreased by 19% and 24%, respectively, during the nine months of fiscal 2020, compared to the corresponding prior year period, and each included an unfavorable currency impact of less than 1%.   The decreases in all product categories are primarily due to a reduced volume of shipments of Hurco, Milltronics and Takumi machines, parts, and services provided, as well as the impact of government- mandated COVID-19 restrictions across all regions.

Orders.  Orders for the nine months of fiscal 2020 were $118.2 million, a decrease of $70.0 million, or 37%, compared to the corresponding period in fiscal 2019, and included an unfavorable currency impact of less than 1%, when translating foreign orders to U.S. dollars.

The following table sets forth new orders booked by geographic region for the nine months of fiscal 2020 and 2019 (dollars in thousands):

	Nine Months Ended
	July 31,
	2020		2019		$ Change	% Change
Americas	$50,400	43%	$64,747	34%	$(14,347)	-22%
Europe	51,476	43%	97,185	52%	(45,709)	-47%
Asia Pacific	16,347	14%	26,264	14%	(9,917)	-38%
Total	$118,223	100%	$188,196	100%	$(69,973)	-37%

Orders in the Americas for the nine months of fiscal 2020 decreased by 22%, compared to the corresponding period in fiscal 2019, primarily due to decreased customer demand for Hurco, Milltronics and Takumi machines during the COVID-19 pandemic.

European orders for the nine months of fiscal 2020 decreased by 47%, compared to the corresponding prior year period, and included an unfavorable currency impact of less than 1%, when translating foreign orders to U.S. dollars.  The decrease in orders was driven primarily by decreased customer demand for Hurco and Takumi machines, and a decrease in sales of electro-mechanical components and accessories manufactured by LCM, during the COVID-19 pandemic.

Asian Pacific orders for the nine months of fiscal 2020 decreased by 38%, compared to the corresponding prior year period, and included an unfavorable currency impact of less than 1%, when translating foreign orders to U.S. dollars.  The decrease in Asian Pacific orders was driven primarily by a reduction in customer demand for Hurco machines during the COVID-19 pandemic in China, India and Southeast Asia, and for Takumi vertical and bridge mill machines in China.

Gross Profit. Gross profit for the nine months of fiscal 2020 was $26.9 million, or 21% of sales, compared to $61.0 million, or 30% of sales, for the corresponding prior year period.  The decrease in gross profit as a percentage of sales was primarily due to lower sales across all sales regions, particularly the European sales region where we typically sell higher-priced, higher-performance machines, competitive pricing pressures on a global basis due to excess inventory levels and the negative impact of fixed costs leveraged against lower sales and production volumes.

Operating Expenses. Selling, general and administrative expenses for the nine months of fiscal 2020 were $31.1 million, or 25% of sales, compared to $40.6 million, or 20% of sales, for the corresponding period in fiscal 2019, and included a favorable currency impact of $0.2 million, when translating foreign expenses to U.S. dollars for financial reporting purposes. The year-over-year reduction in selling, general and administrative expenses reflects the implementation of cost reduction plans including changes in employee headcount, decreases in incentive and performance compensation, and reductions in other discretionary spending, partially offset by increased operating expenses associated with ProCobots LLC, the U.S.-based automation integration business acquired by Hurco in the fourth quarter of fiscal 2019.

Operating Income (Loss).  Operating loss for the nine months of fiscal 2020 was $4.1 million compared to operating income of $20.4 million for the corresponding period in fiscal 2019.  The decrease in operating income to an operating loss year-over-year was primarily driven by the decreased volume of sales.

Other Income (Expense), Net.  Other expense, net in the nine months of fiscal 2020 was $0.9 million compared to other income, net of $0.5 million in the corresponding period in fiscal 2019.  This change was primarily due to foreign currency exchange losses incurred in fiscal 2020, compared to foreign currency exchange gains incurred in the corresponding period in fiscal 2019, as well as a reduction in income related to our equity investment in Hurco Automation, Ltd.

Income Taxes. We recorded an income tax benefit of $2.3 million for the nine months of fiscal 2020, compared to income tax expense of $6.1 million for the corresponding period in fiscal 2019.  During the third quarter of fiscal 2020, we assessed and recorded the estimated year-to-date impact of recent changes in income tax laws to address the unfavorable impact of the COVID-19 pandemic. In response to the COVID-19 pandemic, the Coronavirus Aid Relief, and Economic Security Act (the “CARES Act”) was signed into law in the U.S. on March 27, 2020.  The CARES Act included economic relief and modifications, most notably the net operating loss carryback provisions for the U.S. In addition, the year-over-year changes in income tax benefits and expenses reflect the shift in geographic mix of income and loss among international tax jurisdictions which result in changes in foreign tax credits, deductions for foreign derived intangible income; and provision for global intangible low taxed income.

LIQUIDITY AND CAPITAL RESOURCES

At July 31, 2020, we had cash and cash equivalents of $47.1 million, compared to $56.9 million at October 31, 2019.  Approximately 20% of the $47.1 million of cash and cash equivalents was denominated in U.S. dollars.  The balance was attributable to our foreign operations and is held in the local currencies of our various foreign entities, subject to fluctuations in currency exchange rates. We do not believe that the indefinite reinvestment of these funds offshore impairs our ability to meet our domestic working capital needs.

Working capital was $198.7 million at July 31, 2020 compared to $207.2 million at October 31, 2019.  The decrease in working capital was primarily driven by decreases in cash and accounts receivable and increases in operating lease liabilities, partially offset by increases in inventories and prepaid expenses and decreases in accrued payroll and employee benefits.  Pursuant to the adoption of Accounting Standards Update No. 2016-02, “Leases” (Topic 842) on November 1, 2019, right-of-use assets were all recorded as noncurrent, but the lease liabilities were allocated between current and noncurrent.  This created a current liability for operating leases, which resulted in a reduction to our working capital of $4.2 million for the nine months ended July 31, 2020.

Capital expenditures of $1.2 million during the nine months of fiscal 2020 were primarily for capital improvements in existing facilities and software development costs.  We funded these expenditures with cash on hand.  The purchase price for the ProCobots acquisition has been preliminarily allocated to the assets acquired and the liabilities assumed based on their fair values, which approximated $4.4 million.

On March 13, 2020, we announced that our Board of Directors approved a share repurchase program in an aggregate amount of up to $7.0 million. Repurchases under the program could be made in the open market or through privately-negotiated transactions from time to time through March 11, 2022, subject to applicable laws, regulations and contractual provisions. The program could have been amended, suspended or discontinued at any time and did not commit us to repurchase any shares of our common stock. During the three and nine months ended July 31, 2020, we repurchased $3.1 million and $7.0 million, respectively,  in shares of our common stock. As a result of our repurchase of the maximum aggregate amount under the program, this share repurchase program has concluded.

In addition, during the three and nine months ended July 31, 2020, we paid cash dividends to our shareholders of $875,000 and $2.6 million, respectively. Future dividends are subject to approval of our Board of Directors and will depend upon many factors, including our results of operations, financial condition, capital requirements, regulatory and contractual restrictions, our business strategy and other factors deemed relevant by our Board of Directors from time to time.

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

As of July 31, 2020, our existing credit facilities consisted of our €1.5 million revolving credit facility in Germany, the 150 million New Taiwan Dollars Taiwan credit facility, the 32.5 million Chinese Yuan China credit facility and the $40.0 million revolving credit facility under the 2018 Credit Agreement. We had no debt or borrowings under any of our credit facilities at July 31, 2020.

At July 31, 2020, we had an aggregate of $51.5 million available for borrowing under our credit facilities and were in compliance with all covenants relating thereto.

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

CRITICAL ACCOUNTING POLICIES

Our accounting policies, which are described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2019, require management to make significant estimates and assumptions using information available at the time the estimates are made. These estimates and assumptions significantly affect various reported amounts of assets, liabilities, revenues, and expenses. If our future experience differs materially from these estimates and assumptions, our results of operations and financial condition would be affected. There were no material changes to our critical accounting policies during the nine months of fiscal 2020.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

There have been no material changes related to our contractual obligations and commitments from the information provided in our Annual Report on Form 10-K for the fiscal year ended October 31, 2019.

OFF BALANCE SHEET ARRANGEMENTS

From time to time, our subsidiaries guarantee third party payment obligations in connection with the sale of machines to customers that use financing. We follow FASB guidance for accounting for guarantees (codified in ASC 460). As of July 31, 2020, we had 17 outstanding third party payment guarantees totaling approximately $0.5 million. The terms of these guarantees are consistent with the underlying customer financing terms. Upon shipment of a machine, the customer assumes the risk of ownership. The customer does not obtain title, however, until the customer has paid for the machine. A retention of title clause allows us to recover the machine if the customer defaults on the financing. We accrue liabilities under these guarantees at fair value, which amounts are insignificant.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

Certain statements made in this report constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from those expressed or implied by the statements. These risks, uncertainties and other factors include, but are not limited to:

●	The cyclical nature of the machine tool industry;
●	Uncertain economic conditions, which may adversely affect overall demand, in the Americas, Europe and Asia Pacific markets;
●	The risks of our international operations;
●	The limited number of our manufacturing and supply chain sources;
●	The effects of changes in currency exchange rates;
●	Our dependence on new product development;
●	Possible obsolescence of our technology and the need to make technological advances;
●	Competition with larger companies that have greater financial resources;
●	Increases in the prices of raw materials, especially steel and iron products;
●	Acquisitions that could disrupt our operations and affect operating results;
●	Impairment of our assets;
●	Negative or unforeseen tax consequences;
●	The need and/or ability to protect our intellectual property assets;
●	Our ability to integrate acquisitions;
●	Uncertainty concerning our ability to use tax loss carryforwards;
●	Breaches of our network and system security measures;
●	The effect of the loss of members of senior management and key personnel;
●	The impact of the COVID-19 pandemic and other public health epidemics on the global economy, our business and operations, our employees and the business, operations and economies of our customers and suppliers; and

●	Governmental actions, initiatives and regulations, including import and export restrictions, duties and tariffs and changes to tax laws.

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

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Interest on borrowings under our bank credit agreements are tied to prevailing domestic and foreign interest rates. At July 31, 2020, we had no borrowings outstanding under any of our credit facilities.

Foreign Currency Exchange Risk

In the nine months of fiscal 2020, we derived approximately 59% of our revenues from customers located outside of the Americas, where we invoiced and received payments in several foreign currencies. All of our computerized machine tools and computer control systems, as well as certain proprietary service parts, are sourced by our U.S.-based engineering and manufacturing division and re-invoiced to our foreign sales and service subsidiaries, primarily in their functional currencies.

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

Forward contracts for the sale or purchase of foreign currencies as of July 31, 2020, which are designated as cash flow hedges under FASB guidance related to accounting for derivative instruments and hedging activities, were as follows (in thousands, except weighted average forward rates):

				Contract Amount at
	Notional	Weighted		Forward Rates in
	Amount	Average		U.S. Dollars
Forward	in Foreign	Forward		Contract	July 31,
Contracts	Currency	Rate		Date	2020	Maturity Dates
Sale Contracts:
Euro	4,700	1.1241		5,283	5,559	Aug 2020 - Jul 2021
Pound Sterling	1,925	1.2914		2,486	2,524	Aug 2020 - Jul 2021

Purchase Contracts:
New Taiwan Dollar*	340,000	29.252	*	11,623	11,804	Aug 2020 - Jul 2021

* New Taiwan Dollars per U.S. Dollar

Forward contracts for the sale or purchase of foreign currencies as of July 31, 2020, which were entered into to protect against the effects of foreign currency fluctuations on receivables and payables denominated in foreign currencies and are not designated as hedges under FASB guidance, were as follows (in thousands, except weighted average forward rates):

				Contract Amount at
	Notional	Weighted		Forward Rates in
	Amount	Avg.		U.S. Dollars
Forward	in Foreign	Forward		Contract	July 31,
Contracts	Currency	Rate		Date	2020	Maturity Dates
Sale Contracts:
Euro	19,464	1.1227		21,853	23,044	Aug 2020 - Jul 2021
Pound Sterling	896	1.2645		1,133	1,174	Aug 2020 - Sep 2020

Purchase Contracts:
New Taiwan Dollar	557,446	29.3571	*	18,988	19,088	Aug 2020 - Oct 2020

* New Taiwan Dollars per U.S. Dollar

We are also exposed to foreign currency exchange risk related to our investment in net assets in foreign countries. To manage this risk, we have maintained a forward contract with a notional amount of €3.0 million. We designated this forward contract as a hedge of our net investment in Euro-denominated assets. We selected the forward method under FASB guidance related to the accounting for derivative instruments and hedging activities. The forward method requires all changes in the fair value of the contract to be reported as a cumulative translation adjustment in Accumulated other comprehensive loss, net of tax, in the same manner as the underlying hedged net assets. This forward contract matures in November 2020. As of July 31, 2020, we had a realized gain of $947,000 and an unrealized loss of $118,000, net of tax, recorded as cumulative translation adjustments in Accumulated other comprehensive loss related to the hedging of our net investment in Euro-denominated assets. Forward contracts for the sale or purchase of foreign currencies as of July 31, 2020, which are designated as net investment hedges under this guidance were as follows (in thousands, except weighted average forward rates):

			Contract Amount at Forward Rates in
	Notional	Weighted	U.S. Dollars
Forward	Amount	Avg.	Contract	July 31,
Contract	in Foreign Currency	Forward Rate	Date	2020	Maturity Date
Sale Contracts:
Euro	3,000	1.1231	3,369	3,546	Nov 2020

Item 4.    CONTROLS AND PROCEDURES

We conducted an evaluation under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2020, pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of the evaluation date.

There were no changes in our internal control over financial reporting during the three months ended July 31, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 13, 2020, we announced that our Board of Directors approved a share repurchase program in an aggregate amount of up to $7.0 million. Repurchases under the program could be made in the open market or through privately-negotiated transactions from time to time through March 11, 2022, subject to applicable laws and regulations. The program could have been amended, suspended or discontinued at any time and does not commit us to repurchase any shares of our common stock. During the nine months ended July 31, 2020, we repurchased $7.0 million in shares of our common stock. As a result of our repurchase of the maximum aggregate amount under the program, this share repurchase program has concluded.

The following table summarizes the repurchases of common stock made by us during the three months ended July 31, 2020, based on the trade date of the repurchase:

				Approximate
			Total Number of	Dollar Value of
			Shares	Shares that
			Purchased as	May Yet Be
			Part of Publicly	Purchased
	Total Number	Average Price	Announced	Under Plans or
	of Shares	Paid per	Plans or	Programs
	Purchased	Share(1)	Programs	($ in millions) (1)
May 2020	41,324	$30.41	41,324	$1.7
June 2020	49,672	$28.88	49,672	$0.3
July 2020	10,692	$28.23	10,692	$0.0
Total	101,688		101,688

(1)	Includes commissions paid related to our repurchases of shares of common stock.

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

101

The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2020, formatted in Inline XBRL: (i) Condensed Consolidated Statements of Operations; (ii) Condensed Consolidated Statements of Comprehensive Income (Loss); (iii) Condensed Consolidated Balance Sheets; (iv) Condensed Consolidated Statements of Cash Flows; (v) Condensed Consolidated Statements of Changes in Shareholders’ Equity; and (vi) Notes to Condensed Consolidated Financial Statements

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HURCO COMPANIES, INC.

By:	/s/ Sonja K. McClelland
Sonja K. McClelland
Executive Vice President, Secretary, Treasurer
& Chief Financial Officer

September 4, 2020