Form 10-K
period 2020-10-31
HURCO COMPANIES INC
filed 2021-01-08
CIK 315374

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended October 31, 2020 or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to _________

Commission File No. 0-9143

HURCO COMPANIES, INC.

(Exact name of registrant as specified in its charter)

Indiana	35-1150732
(State or other jurisdiction of	(I.R.S. Employer Identification Number)
incorporation or organization)

One Technology Way
Indianapolis, Indiana	46268
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code (317) 293–5309

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, no par value	HURC	Nasdaq Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well–known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ◻ No ⌧

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ◻ No ⌧

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ⌧ No ◻

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

◻    Large accelerated filer⌧   Accelerated filer

◻    Non–accelerated filer☐    Smaller reporting company

☐    Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ⌧

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Act).

Yes ☐ No ⌧

The aggregate market value of the registrant’s voting stock held by non–affiliates as of April 30, 2020 (the last business day of our most recently completed second quarter) was $217,919,000.

The number of shares of the registrant’s common stock outstanding as of December 31, 2020 was 6,570,635.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the registrant’s Proxy Statement for its 2021 Annual Meeting of Shareholders (Part III).

Forward-Looking Statements

This report contains certain statements that are forward-looking statements within the meaning of federal securities laws. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. When used in this report, the words “may”, “will”, “should”, “would” ,“could”, “anticipate”, “expect”, “plan”, “seek”, “believe”, “predict”, “estimate”, “potential”, “project”, “target”, “forecast”, “intend”, “strategy”, “future”, “opportunity”, “assume”, “guide”, and similar expressions are intended to identify forward-looking statements. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties include, but are not limited to, the cyclical nature of the machine tool industry, changes in general economic and business conditions that affect demand for our products, the impact of the COVID-19 pandemic and other widespread public health emergencies and outbreaks, pandemics, or contagious diseases on the global economy, our business and operations, our employees, and the business, operations and economies of our customers and vendors, the risks of our international operations, changes in manufacturing markets, fluctuations in foreign currency exchange rates, innovations by competitors, increases in prices of raw materials, the ability to protect our intellectual property, governmental actions and initiatives including import and export restrictions and tariffs, breaches of our network and system security measures, quality and delivery performance by our vendors, our ability to effectively integrate acquisitions, negative or unforeseen tax consequences, loss of key personnel, failure to comply with data privacy and security regulations, and the risks and other important factors under the heading “Risk Factors” in Part I, Item 1A of this report. You should understand that it is not possible to predict or identify all factors that could cause actual results to differ materially from forward-looking statements. Consequently, you should not consider any list or discussion of such factors to be a complete set of all potential risks or uncertainties. Readers of this report are cautioned not to place undue reliance on these forward-looking statements. While we believe the assumptions on which the forward-looking statements are based are reasonable, there can be no assurance that these forward-looking statements will prove to be accurate. This cautionary statement is applicable to all forward-looking statements contained in this report. We expressly disclaim any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our Form 10-Q, 8-K and 10-K reports and our other filings with the Securities and Exchange Commission (“SEC”).

PART I

Item 1.BUSINESS

General

Hurco Companies, Inc. is an international, industrial technology company.  We design, manufacture, and sell computerized (i.e., Computer Numeric Control (“CNC”)) machine tools, consisting primarily of vertical machining centers (mills) and turning centers (lathes), to companies in the metal cutting industry through a worldwide sales, service, and distribution network.  Although the majority of our computer control systems and software products are proprietary, they predominantly use industry standard personal computer components.  Our computer control systems and software products are primarily sold as integral components of our computerized machine tool products.  We also provide machine tool components, automation integration equipment and solutions for job shops, software options, control upgrades, accessories and replacement parts for our products, as well as customer service, training, and applications support.  As used in this report, the words “we”, “us”, “our”, “Hurco” and the “Company” refer to Hurco Companies, Inc. and its consolidated subsidiaries.

Since our founding in 1968, we have been a leader in the introduction of interactive computer control systems that automate manufacturing processes and improve productivity in the metal parts manufacturing industry. We pioneered the application of microprocessor technology and conversational programming software for use in machine tools.  Our Hurco brand computer control systems can be operated by both skilled and unskilled machine tool operators and, yet, are capable of instructing a machine to perform complex tasks.  The combination of microprocessor technology and patented interactive, conversational programming software in our proprietary computer control systems enables operators on the production floor to quickly and easily create a program for machining a particular part from a blueprint or computer aided design file, and immediately begin machining that part.

Our executive offices and principal design and engineering operations are headquartered in Indianapolis, Indiana, U.S.  We have sales, application engineering, and service subsidiaries in China, France, Germany, India, Italy, the Netherlands, Poland, Singapore, Taiwan, the United Kingdom, and the U.S. We have manufacturing and assembly operations in Taiwan, the U.S., Italy, and China, and distribution facilities in the U.S., the Netherlands, and Taiwan.

Our strategy is to design, manufacture, and sell a comprehensive line of computerized machine tools that help customers in the worldwide metal cutting market increase productivity and profitability.  The majority of our machine tools employ proprietary, interactive computer control technology that increases productivity through ease of operation via interactive conversational and graphical programming software. All of our machine tools, regardless of brand, deliver high levels of machine performance (speed, accuracy and surface finish quality) that increases productivity. We routinely expand our product offerings to meet customer needs, which has led us to design and manufacture more complex machining centers with advanced capabilities.  We bring a disciplined approach to strategically enter new geographic markets, as appropriate.

We are an industrial technology company that designs, produces, and sells computerized machine tools.   Our strategic plans focus on market expansion to reach more customers with more products on a global basis.  We have made five acquisitions since 2013, and the products we have added through these acquisitions have given us more advanced products with unprecedented improvements in our machine tool accuracy and precision, allow us to seek higher productivity in complex manufacturing environments, provide automation for machine tending solutions, and minimize dependencies associated with volatilities from economic and geographic cyclicality.  While the Hurco-branded computer control systems have been, and continue to be, our premium flagship product line, we have added other products to our portfolio that provide product diversity and market penetration opportunity priced from entry-level to high performance serving a variety of different industries.  We have not changed our overall strategy to design, manufacture, and sell a comprehensive line of computerized machine tools; rather, we have enhanced this strategy through growth both organically and through acquisitions in an effort to attain long-term stability and profitability.

During fiscal 2020, our sales and service fees were $170.6 million, a decrease of $92.8 million, or 35%, compared to fiscal 2019 and included a favorable currency impact of $0.6 million, or less than 1%, when translating foreign sales to U.S. dollars for financial reporting purposes.  For fiscal 2020, we reported a net loss of $6.2 million, or $(0.93) per diluted share, compared to net income of $17.5 million, or $2.55 per diluted share, for fiscal 2019.   The steep decline in sales volume from fiscal 2019 to fiscal 2020 reflected the significant impact of the COVID-19 pandemic and related government-mandated stay-at-home or shelter orders that imposed operating restrictions across the globe during fiscal 2020.  The year-over-year swing from net income to net loss included a one-time, non-cash goodwill impairment charge of $4.9 million that resulted from the prolonged ongoing uncertainty in the global markets due to the COVID-19 pandemic.  Excluding the impact of this one-time charge, earnings per diluted share for fiscal 2020 would have been $0.69 higher than the earnings per diluted share we reported for fiscal year 2020. While fiscal 2020 presented significant unexpected challenges due to the COVID-19 pandemic, we continued to focus on our long-term sustainable future, preserved by a strong balance sheet, cashflow, and continued investment in products and technologies that will create opportunity for market expansion and the potential for more strategic acquisitions in the near future.

Industry

Machine tool products are considered capital goods, which makes them part of an industry that has historically been highly cyclical.

Industry association data for the U.S. machine tool market is available, and that market accounts for approximately 13% of worldwide consumption.  Reports available for the U.S. machine tool market include:

●	United States Machine Tool Consumption – generated by the Association for Manufacturing Technology, this report includes metal cutting machines of all types and sizes, including segments in which we do not compete;
●	Purchasing Manager’s Index – developed by the Institute for Supply Management, this report includes activity levels in U.S. manufacturing plants that purchase machine tools; and
●	Capacity Utilization of Manufacturing Companies – issued by the Federal Reserve Board.

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

The following table sets forth the contribution of each of our product groups and services to our total revenues during each of the past three fiscal years (in thousands):

Net Sales and Service Fees by Product Category

	Year Ended October 31,
	2020		2019		2018
Computerized Machine Tools	$139,577	82%	$223,735	85%	$261,710	87%
Computer Control Systems and Software †	1,699	1%	2,818	1%	2,870	1%
Service Parts	22,484	13%	27,854	11%	27,501	9%
Service Fees	6,867	4%	8,970	3%	8,590	3%
Total	$170,627	100%	$263,377	100%	$300,671	100%

† Amounts shown do not include computer control systems and software sold as an integrated component of computerized machine systems.

Product Portfolio by Brand

We have three brands of CNC machine tools in our product portfolio: Hurco is the technology and innovation brand for customers who want to increase productivity and profitability by selecting a brand with the latest software and motion technology.  Milltronics is the value-based brand for shops that want easy-to-use machines at competitive prices.  The Takumi brand is for customers that need precision and very high speed, high efficiency performance, such as that required in the production, die and mold, aerospace, and medical industries.  Takumi machines are equipped with industry standard controls instead of the proprietary controls found on Hurco and Milltronics machines.  ProCobots, LLC (“ProCobots”) is our wholly-owned subsidiary that provides practical automation solutions that can be integrated with any machine tool. In addition, through our wholly-owned subsidiary LCM Precision Technology S.r.l. (“LCM”), we produce high-value machine tool components and accessories. The main product categories of each brand are outlined below.

The Hurco, Milltronics, and Takumi product lines represent a comprehensive product portfolio with more than 150 different CNC machine models.  The combined machine tool product lines also provide benefits related to the development of product enhancements, technologies, and models, due to leverage of shared resources and cross-utilization of proven engineering designs, that allow us to achieve manufacturing cost reductions from economies of scale and manufacturing efficiencies.

Hurco CNC Machine Tools

Hurco computerized machine tools are equipped with a fully integrated interactive computer control system that features our proprietary WinMax® software. Our computer control system enables a machine tool operator to create complex two-dimensional (“2D”) or three-dimensional (“3D”) machining programs directly from an engineering drawing or computer-aided design geometry file, such as a solid model. An operator with little or no machine tool programming experience can successfully create a program with minimal training and begin machining the part in a short period of time.  The control features an operator console with a touch-screen, and incorporates an upgradeable personal computer (“PC”) platform using a high-speed processor with solid rendering graphical programming.  In addition, WinMax® has a Windows®† based operating system that enables users to improve shop floor flexibility and software productivity.  Companies using computer-controlled machine tools are better able to:

●	maximize the efficiency of their human resources;
●	make more advanced and complex parts from a wide range of materials using multiple processes;
●	incorporate fast moving changes in technology into their operations to keep their competitive edge; and
●	integrate their business into the global supply chain of their customers by supporting small to medium lot sizes for “just in time” initiatives.

Our Windows® based Hurco control facilitates our ability to meet these customer needs. The familiar Windows® operating system coupled with our intuitive conversational style of program creation allows our customers’ operators to create and edit part-making programs without incurring the incremental overhead of specialized computer aided design (“CAD”) and computer aided manufacturing (“CAM”) programmers. With the ability to transfer most CAD data directly into a Hurco program, programming time can be significantly reduced.

Machine tool products today are being designed to meet the demand for machining complex parts with greater part accuracies.  Our proprietary controls with WinMax® software and high-speed processors efficiently handle the large amounts of data these complex part-making programs require, which enable our customers to create parts with higher accuracy at faster speeds. We continue to add technology to our control design as it becomes available.  UltiMotion®, our patented motion control system, provides significant cycle time reductions and increases the quality of a part’s surface finish.  This technology differentiates us in the marketplace and is incorporated into our control.

Our offering of Hurco machining centers, currently equipped with either a dual touch-screen console or a single touch-screen console, consists of the following product lines:

HTMi/HTLi Product Line

The HTMi/HTLi product line includes a tool room mill and tool room lathe.  These models are designed for easy access to the table (mill) or chuck (lathe) and are popular in tool room, prototype, and maintenance applications.  There is a 30-inch X-travel mill and an 8-inch chuck lathe.

VMi Product Line

The VM product line consists of moderately priced vertical machining centers for the entry-level market, while still offering the advantage of our advanced control and motion systems.  The design premise of the machining center with a large work cube and a small footprint optimizes the use of available floor space. The VM line consists of six models in four sizes with X-axis (horizontal) travels of 18, 26 (three models), 40, and 50 inches.

VMXi Product Line

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

________________________

†Windows® is a registered trademark of Microsoft Corporation in the United States and other countries.

HSi Product Line

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

Ui Series Product Line

This product line features five-axis trunnion tables integrated onto familiar C-frame style machines, making an easy entry into five-axis for first time users.  U Series models are offered with 8, 10, 14, and 20-inch diameter rotary tables with both standard and high-speed spindles.

SRTi/SWi Product Line

The SRT Series of five-axis machines utilizes a swivel head and a C-axis rotary table embedded into and flush with the machine table, making them among the most flexible machines in the industry.  The SW model utilizes the swivel head and a traditional machine table that can be then fitted with an A-axis rotary table to machine long five-axis parts.  These models are available in either 42 or 60-inch X-axis travels.

VCi/VCXi Product Line

The B-axis configuration of the VC/VCX Series provides greater undercut capability in both positive and negative directions, allowing users to access more part surface area for machining.  These cantilever models are available in a 20-inch pallet, moderately-priced model, as well as a high speed, high performance model, with a torque motor-driven 23.6-inch-diameter rotary table.

BXi Product Line

The BX product line is for customers that require higher accuracy parts, as they are built with an extremely rigid double column design that offers superior vibration dampening and excellent thermal characteristics.  Four models are available, two with 40-inch X-travels (a three-axis version and a five-axis version), as well as 53-inch and 63-inch X-travel models.

HMi Product Line

The HM product line offers customers moderately priced horizontal machining centers designed for small lot sizes.  Two models are available, one with a rotary table and one with a plain table.  They both have X-travels of 67 inches.  These products are designed for high-mix, low-volume applications that benefit from a horizontal spindle configuration, but do not require an expensive pallet switching system typically found on competitive horizontal machines.

HBMXi Product Line

The HBMX product line is beneficial to manufacturers that build custom machinery and parts for a multitude of industries, such as packaging, pharmaceutical, automotive, energy, and medical. Additionally, boring mills are also used to repair and/or rebuild large components. The HBMX boring mill product line consists of four models with X-axis travels of 55, 79, 94, and 120 inches.

DCXi Product Line

The double column DCX series includes six models in four sizes. Based on 2-meter, 3-meter, and 4-meter X-axis travels, these machining centers are designed to facilitate production of large parts and molds often required by the aerospace, energy, and custom machinery industries.  The 3-meter model is available as a five-axis machine equipped with an articulating head.  DCX machines are the largest models offered by Hurco that feature the powerful and flexible WinMax® control.

TMi/TMMi Product Line

The TM/TMM product line of slant-bed lathes (horizontal turning centers) is designed for entry-level job shops and contract manufacturers seeking efficient processing of small to medium lot sizes. There is one TM model in four sizes, measured by chuck size: 6, 8, 10, and 12 inches.  We added motorized tooling on the lathe turret to further enhance the capability of the TM turning centers and designated it as the TMM product line.  These turning centers with live tooling allow our customers to complete a number of secondary milling, drilling, and tapping operations while the part is still held in the chuck after the turning operations are complete, which provides significant productivity gains. The TMM product line consists of three models: TMM8i, TMM10i, and TMM12i.

TMXi Product Line

The TMX product line consists of high-performance turning centers.   There are six models in two sizes. The TMX-MY models are equipped with an additional axis and motorized live tooling while the TMX-MYS models also have an additional spindle. These products are designed for customers who want to reduce part handling and complete complex components that require speed, accuracy, and superior surface finish in a single set-up.

Product Development

Since Hurco is the technology and innovation brand of our corporate portfolio, we have focused our attention on product enhancements of existing models in an effort to align the Hurco brand with the newest engineering innovations and components available to compete with other premium brands in the marketplace. Examples of product enhancements completed in 2020 include an upgrade to the control software on our lathe with live tooling designated as TM6M, TM8M, and TM12M models, new inline spindle options for our trunnion 5-axis machines, and a new proprietary thermal growth compensation system available for 3-axis vertical machining centers.  We also introduced a new, affordable, entry-level model called the VMOne.

Milltronics CNC Machine Tools

Our Milltronics line of CNC machine tools is designed for excellent value with more standard features for the price versus competitors. We manufacture and sell these machine tools with fully integrated interactive computer control systems that are also compatible with G & M Code programs (generated from CAD/CAM software) and conversational visual aid programming.  These straightforward and easy-to-use control systems are available in two versions, the Series 8200-B for our CNC VK knee mills and the more advanced Series 9000 DGI offered on all other models.

The Milltronics portfolio consists of the following product lines:

VK Series

The VK is our CNC knee mill designed for prototype, R&D, maintenance, and other general-purpose applications.  It offers the easy table access of a conventional knee mill, with the power and flexibility of the Milltronics 8200-B CNC control and motion system.  Unlike most competitive models, it is not a retrofit kit but rather designed from the ground up as a CNC.

MB/RH Product Line

Products with the MM/MB or RH designation are part of the tool room bed mill category, which are machines that do not have an enclosure, also referred to as open bed machines.  Typical applications on these machines include general machining, job shops, prototype, or maintenance and repair.  Available with quill-head or rigid-head designs, there are six models in four sizes with X-axis travels of 30, 40, 60 and 78 inches.  These easy-to-use machines feature the Series 9000 DGI control.

VM General Purpose (GP) Product Line

The VM-GP product line consists of attractively-priced vertical machining centers designed for job shops, prototype, research and development, and other general machining applications.  These belt-driven models are 40-taper and available in four different sizes – all with the Series 9000 DGI control.  Customers can choose models with X-axis (horizontal) travels of 25, 30, 40, or 50 inches. There is also a model with extended spindle nose-to-table dimensions for large fourth-axis rotary applications.

VM Inline Performance (IL) Product Line

The VM-IL product line consists of moderately-priced performance vertical machining centers for high-speed applications, such as die and mold, aerospace, and medical machining.  Featuring heavier castings, faster motion, and inline spindles, these 40-taper machines include the Series 9000 DGI control and are available in four sizes.  Models include X-axis travels of 30, 42, 50, or 60 inches.

VM Extra Power (XP) Product Line

The VM-XP product line consists of moderately-priced, vertical machining centers for more demanding metal removal applications, such as castings or forgings.  These heavy-duty, 50-taper models are designed for applications that require more power and torque and feature the Series 9000 DGI control.  Customers can choose from three different models with X-axis travels of 50, 60, or 84 inches.

BR Product Line

The BR product line consists of high-speed bridge mills that are used in pattern shops and the aerospace industry, in addition to job shops, due to the large table and travels that support a wide range of part sizes. BR machines have inline spindles and are available as six models in three sizes with X-axis travels of 100, 150, and 200 inches.  BR machines offer the Series 9000 DGI control.

ML Product Line

The ML product line consists of combination lathes that the customer can configure for either tool room or production applications with the option to add live tooling.   There are 17 models available in a variety of thru hole sizes and in the following six swing-over bed diameters: 17, 19, 23, 27, 36, and 39.7 inches. These flexible machines feature the Series 9000 DGI control.

SL Product Line

The SL product line of slant-bed lathes (horizontal turning centers) is designed for entry-level job shops and contract manufacturers seeking efficient processing of small to medium lot sizes. These compact machines are available with chuck sizes of 6, 8, and 10 inches.  These compact machines feature the Series 9000 DGI control.

New Products

In fiscal 2020, Milltronics updated its MB/RH Series of tool room mills.  Now called the TRQ/TRM Series, these models feature updated controls, specifications, and sheet metal guarding.  Additionally, all models will now feature the Series 9000 DGI control, instead of certain models having the legacy 8200-B control.

Takumi CNC Machine Tools

The Takumi brand features machines designed for applications requiring precision and high speed, high efficiency milling.  Market segments that require such applications include die and mold, aerospace, medical, and energy, or any customer that needs to produce very high-accuracy parts quickly.  Takumi machines are available with a variety of industry standard CNC controls, including Fanuc®*, Siemens®, Mitsubishi®, or Heidenhain®.  Models include three- axis vertical machining centers with linear guides; three-axis vertical machining centers with box ways; high-speed, double column vertical machining centers; and heavy-duty, double-column machining centers, and five-axis machining centers.  Takumi machines are hand built and fitted to exacting standards to produce high accuracies and superior surface finishes.

________________________

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

The Takumi portfolio consists of the following product lines:

PV Series

The PV Series are entry-level vertical machining centers, yet feature high performance direct drive spindles and robust roller way technology.  PV machines are available in two sizes with X-axis travels of either 26 or 41 inches.  They are designed for general purpose and job shop applications.

VC Series

The VC Series vertical machining centers are fast, three-axis linear guide machining centers designed for customers doing a variety of different parts, including die and mold, medical, automotive, and job shops. The VC machines are available in four sizes with X-axis travels of 34, 42, and 50 inches.  An extended Y-axis travel version of the 42-inch model is offered for mold shops making square mold bases.

V Series

The V Series vertical machining centers are heavy-duty, box way machines built for tough applications such as roughing cast iron.  These three-axis, massive machines feature belt or geared spindles to provide maximum torque.  The V Series product line includes eight models with X-axis travels of 39, 43, 47, 60, 70, 78, 86, and 126 inches.

H Series

Designed to produce parts that require high precision and superior surface finishes, H Series machines offer an extremely rigid and thermally-stable double column design.  These three-axis models feature high-speed, direct-drive spindles, or built-in HSK spindles, with up to 20,000 rpm, in addition to spindle speed options of 24,000 rpm and 36,000 rpm. The H Series product line consists of 12 models with X-axis travels of 24, 30, 35, 40, 53, 63, 86, 126, 157, and 197 inches, with select models available with extended Y-axis travel.  These machines are specifically targeted for die and mold and aerospace customers.

U Series

Designed with trunnion tables and swivel heads, these five-axis simultaneous machining centers provide versatility, as well as reduce setup time and process time.  Most models are offered with a double-column structure for superior stability and performance.  The U-Series product line consists of six models, four of which offer trunnion table sizes of 10, 16, 24, and 31.5 inches.  One additional model, the UB, is equipped with a B/C swivel head and an HSK100, 12,000 rpm built-in spindle.  The UB’s double-column design provides a spacious X-axis travel of 126 inches.  A new model called the UR1000 has a two-axis head and a 39-inch rotary table integrated into a double-column machine, designed for large and heavy five-axis parts, such as those found in die and mold, aerospace, and energy applications.

G Series

Designed specifically for the machining of graphite or copper electrodes used in electrical discharge machining (EDM), G Series machines offer the same extremely rigid and thermally stable double-column design of the H Series, featuring high-speed, direct-drive spindles, or built-in HSK spindles, with up to 20,000 rpm. The G Series product line consists of three models with X-axis travels of 22, 30, and 40 inches, and are equipped with a graphite dust extraction system.

BC Series

BC Series machines are double column, three-axis machining centers designed for heavy cutting and applications that require high power and torque, such as die and mold.  These models include a heavy cutting, 6,000 rpm geared-head spindle design with X-axis travels of 82 or 122 inches.

HMX Series

The HMX Series are high-speed horizontal machining centers that are capable of up to 1G acceleration.  These models include twin pallets to maximize cutting time along with very fast pallet exchange times and rapid traverse rates.  Available in 400, 500, and 630 mm pallet sizes, they can also be fitted with expandable automatic tool changers that hold up to 220 tools.

SL Lathes

SL slant-bed lathes are turning centers equipped with box ways and designed for heavy cutting to provide superior part finishes. The SL Series includes three models: the SL200, SL250, and SL300.

New Products

In 2020, Takumi introduced the PV Series, a new line of entry-level vertical machining centers for general purpose machining that offers lower cost, yet retains key performance features such as direct-drive spindles and rigid roller ways.  Also in 2020, Takumi began offering four-meter and five-meter versions of its H Series product line, called the H42S and H52S, specifically aimed at die and mold shops and the aerospace industry.  Finally, a new line of high velocity horizontal machining centers was introduced.  Called the HMX Series, these machines are very fast (capable of up to 1G acceleration) and include twin pallets that can be rapidly exchanged to maximize part cutting time.

Other Control Systems, Software, and Accessories

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

Software Products

In addition to our standard computer control features, we offer software option products for part programming.  These products are sold to users of our Hurco computerized machine tools equipped with our dual touch-screen or single touch-screen consoles featuring WinMax® control software.  Each international division packages the options as appropriate for its market. The most common options include: Advanced Verification Graphics, Swept Surface, DXF Transfer, 3D DXF and Solid Model Import, UltiMonitor, UltiPocket with Helical Ramp Entry and Insert Pockets, Conversational Part and Tool Probing, Tool and Material Library, NC/Conversational Merge, Job List, Job Manager, Stream Load, Active Thermal Compensation, Thread Repair, and Simultaneous Five-Axis Contouring.

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

________________________

* AutoCAD® is a registered trademark of Autodesk, Inc., and/or its subsidiaries/ affiliates in the U.S. and/or other countries.

Designed to take advantage of the Internet of Things (“IoT”), UltiMonitor is a web-based productivity, management, and service tool that enables customers to monitor, inspect, and receive notifications about their Hurco machines from any location where they can access the internet.  Customers can transfer part designs, receive event notifications via email for text, access diagnostic data, monitor the machine via webcam, and communicate with the machine operator.

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

Job Manager is a software feature designed specifically for seamless integration of the Hurco control to our automation package called Job Shop Automation, which promotes intuitive programming of collaborative robots for machine tending applications.

Stream Load allows the user to run very large NC files without the need to upload the entire file into the control’s memory to avoid exceeding memory limits.

Active Thermal Compensation is a feature that uses sensors to measure head casting temperature growth and software that automatically compensates for that growth, improving part accuracy.

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

ProCobots CNC Automation

Located in the greater Pittsburgh, Pennsylvania area, ProCobots provides automation solutions that can be integrated with any machine tool.  ProCobots integrations include robots, grippers, material handling, and Industry 4.0-capable software and controls.  Designed to be easy to use, safe, and flexible, ProCobots solutions are standardized systems aimed at customers who are in the high-mix, low-volume manufacturing environment.  Products include portable models, such as the ER5 and Profeeder Light, as well as flexible cell solutions, including the Profeeder and Profeeder Q.

Non-Hurco Branded Products & Technologies

While our three brands of CNC machine tools are responsible for the vast majority of our revenue, we have added other products to our portfolio that have contributed to our top and bottom line growth and will provide product diversity, market penetration opportunity – while minimizing the impact of geographic cyclicality – with products priced from entry-level to high performance serving a variety of different industries.  We believe these non-Hurco branded products help us partially offset the cyclical nature of the machine tool market by diversifying our product offering. These non-Hurco branded products are comprised primarily of other general-purpose vertical machining centers and lathes, laser cutting machines, waterjet cutting machines, CNC grinders, compact horizontal machining centers, metal cutting saws, and CNC Swiss lathes.

LCM Machine Tool Components and Accessories

Based in Italy, LCM designs, manufactures, and sells mechanical and electro-mechanical components and accessories for machine tools for a wide variety of machine tool OEMs. LCM’s direct drive spindle, swivel head, and rotary torque table are used in our SRT line of five-axis machining centers to achieve simultaneous five-axis machining.

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

Product Development

In 2020, LCM developed a new high-performance, triple-torque, motor-drive, trunnion table for five-axis machines. The table has two torque motors on either side of the tilting axis of the trunnion as well as a separate torque motor for the rotary table.

Parts and Service

Our service organization provides installation, warranty, operator training, and customer support for our products on a worldwide basis.  In the United States, our principal distributors generally have the primary responsibility for machine installation and warranty service and support for product sales.  Our service organization also sells software options, computer control upgrades, accessories, and replacement parts for our products.  We believe our after-sales parts and service business strengthens our customer relationships and provides continuous information concerning the evolving requirements of end-users.

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

We work closely with our subsidiaries, key component suppliers, and HAL to ensure that their production capacity will be sufficient to meet the projected demand for our machine tool products.  Many of the key components used in our machines can be sourced from multiple suppliers. However, any prolonged interruption of operations or significant reduction in the capacity or performance capability at any of our manufacturing facilities, or at any of our key component suppliers, could have a material adverse effect on our operations.

Marketing and Distribution

We principally sell our products through more than 200 independent agents and distributors throughout North and South America (the “Americas”), Europe, and Asia.  Although some distributors carry competitive products, we are the primary line for the majority of our distributors globally.  We also have our own direct sales and service organizations in China, France, Germany, India, Italy, the Netherlands, Poland, Singapore, Taiwan, the United Kingdom, and certain parts of the United States, which are among the world’s principal machine tool consuming markets.

Approximately 87% of the worldwide demand for computerized machine tools and computer control systems is outside of the U.S.  In fiscal 2020, approximately 61% of our revenues were derived from customers outside of the Americas, (our U.S. selling divisions have responsibility for the Americas, which includes Canada, Mexico, Central America, South America, and the U.S.)  No single end-user or distributor of our products accounted for more than 5% of our total sales and service fees.  The end-users of our products are precision tool, die and mold manufacturers, independent job shops, specialized short-run production applications within large manufacturing operations, and manufacturing facilities that focus on medium to high run production, wherein they run large batches of a few types of parts instead of small batches of many different parts.  Industries served include aerospace, defense, medical equipment, energy, automotive/ transportation, electronics, and computer industries.

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

Demand

We believe demand for our products is driven by advances in industrial technology and the related demand for automated process improvements.  Other factors affecting demand include:

●	the need to continuously improve productivity and shorten cycle time;
●	an aging machine tool installed base that will require replacement with more advanced technology;
●	the industrial development of emerging markets in Latin America, Asia, and Eastern Europe; and
●	the declining supply of skilled machinists.

Demand for our products is also highly dependent upon economic conditions and the general level of business confidence, as well as such factors as production capacity utilization and changes in governmental policies regarding tariffs, corporate taxation, fluctuations in foreign currencies, and other investment incentives.

Competition

We compete with many other machine tool producers in the United States and foreign countries.   Most of our competitors are larger and have greater financial resources than our company.  Major worldwide competitors include DMG Mori Seiki Co., Ltd., Mazak, Haas Automation, Inc., Doosan, Okuma Machinery Works Ltd., Hyundai, and Feeler.

Through our subsidiary LCM, we compete with manufacturers of machine tool components and accessories such as IBAG, Kessler, Peron Speed, GSA Technology Co., LTD., and Duplomatic Automation.

We strive to compete by developing patentable software and other proprietary features that offer enhanced productivity, technological capabilities, and ease of use.  We offer our products in a range of prices and capabilities to target a broad potential market.  We also believe that our competitiveness is aided by our reputation for reliability and quality, our strong international sales and distribution organization, and our extensive customer service organization.

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

Human Capital Resources

Hurco is committed to attracting and retaining the brightest and best talent. Therefore, investing, developing, and maintaining human capital is critical to our success. As of October 31, 2020, Hurco had approximately 710 full-time employees, of which approximately 29% are in the Americas, and 71% in other global regions.  As a global industrial technology company, a large number of our employees are engineers or trained trade or technical workers focusing on advance manufacturing, and many of them hold masters’, doctorate, or equivalent or higher degrees. Hurco emphasizes a number of measures and objectives in managing its human capital assets, including, among others, employee safety and wellness, talent acquisition and retention, employee engagement, development, and training, diversity and inclusion, and compensation and pay equity.  None of our employees are covered by a collective-bargaining agreement.  We have not experienced any employee-generated work stoppages or disruptions, and we consider our employee relations to be satisfactory.

COVID-19 and Employee Safety and Wellness

During the COVID-19 pandemic, the safety and well-being of our employees and their families has been a top priority as we continue to serve our customers – many of which are involved in the installation, production, and/or maintenance of critical infrastructure. Our global pandemic efforts include leveraging the advice and recommendations of infectious disease experts and organizations to establish appropriate safety standards and secure appropriate levels of personal protective equipment for our workforce. Based upon this advice and recommendations, we have adopted and implemented the Hurco COVID-19 Exposure Prevention, Preparedness, and Response Plan (the “Hurco COVID Response Plan”) to outline the Company’s policies and procedures designed to mitigate the potential for transmission of COVID-19 and prevent exposure to illness from certain other infectious diseases. Among other things, the Hurco COVID Response Plan memorializes employee, manager, and company responsibilities related to house-keeping and sanitization, hygiene and respiratory etiquette, use of personal protective equipment, employee and visitor screening procedures, leave policies and accommodations, remote working opportunities and infrastructure, and protocols for not reporting to work and/or when to return to work upon potential and/or confirmed COVID-19 exposure or infection. In addition to procuring personal protective equipment, automatic screening stations, and other preventative resources, the Company also leveraged Hurco technology and human capital to directly produce personal protective equipment on Hurco products and distributed the same to Hurco personnel and customers around the world.

Hurco has also implemented a wellness program aimed at engaging employees with healthcare providers to promote the proactive evaluation, tracking, and management of major health and wellness indicators, such as blood pressure, weight, and routine blood laboratory analysis. As part of this program, participants receive a discount to already-low employee premium responsibilities associated with generous medical and/or health insurance coverages.

Employee Engagement, Development, and Training

We encourage and support the growth and development of our employees and, wherever possible, seek to fill positions by promotion and transfer from within the organization. We advance continual learning and career development through ongoing performance and development conversations or evaluations with employees, internally and externally developed training programs, and educational reimbursement programs. In connection with the latter, reimbursement is available to employees enrolled in pre-approved degree or certification programs at accredited institutions that teach skills or knowledge relative to our business or otherwise to the development of the employee’s skill set or knowledge base. In addition, we routinely invest in seminar, conference, and other training or continuing education events for our employees.

Diversity and Inclusion and Ethical Business Practices

Hurco is committed to fostering work environments that value and promote diversity and inclusion. This commitment includes providing equal access to, and participation in, equal employment opportunities, programs, and services without regard to race, religion, color, national origin, disability, sex, sexual orientation, gender identity, stereotypes or assumptions based thereon. We pride ourselves in the development and fair treatment of our global workforce, including generous healthcare and benefit programs for our employees, equal employment hiring practices and policies, anti-harassment, workforce safety, and anti-retaliation policies, and implementation of affirmative action programs. We welcome and celebrate our teams’ differences, experiences, and beliefs, and we are investing in a more engaged, diverse, and inclusive workforce.

Hurco also fosters a strong corporate culture that promotes high standards of ethics and compliance for our businesses, including policies that set forth principles to guide employee, officer, director, and vendor conduct, such as our Code of Business Conduct and Ethics. We also maintain a whistleblower policy and anonymous hotline for the confidential reporting of any suspected policy violations or unethical busines conduct on the part of our businesses, employees, officers, directors, or vendors and provide training and education to our global workforce with respect to our Code of Business Conduct and Ethics and anti-corruption and anti-bribery policies. We intend to disclose any amendment to, or a waiver from, a provision of our Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions by posting such information on our website at www.hurco.com.

Backlog

For information on orders and backlog, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in this report.

Availability of Reports and Other Information

Our website can be found at www.hurco.com.  We use this website as a means of disclosing pertinent information about the Company, free of charge, including:

●	Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, proxy materials, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file that material with or furnish it to the SEC;
●	Press releases on quarterly earnings, product announcements, legal developments and other material news that we may post from time to time;
●	Corporate governance information including our Corporate Governance Principles, Code of Business Conduct and Ethics, information concerning our Board of Directors and its committees, including the charters of the Audit Committee, Compensation Committee, Nominating and Governance Committee and other governance-related policies; and
●	Opportunities to sign up for email alerts and RSS feeds to have information provided in real time.

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

Risks Related to the COVID-19 Pandemic

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

Additionally, the COVID-19 outbreak has disrupted and could in the future disrupt our ability to deliver and/or install machines, our procurement of supplies for our operations, and our customers’ purchasing behavior or decisions. The COVID-19 pandemic has resulted in significantly reduced demand for our products, which could continue for an extended period of time. Any or all of the foregoing in jurisdictions where we or our customers, suppliers, or business partners are located have had and could continue to have a material adverse effect on our business, results of operations, cash flows, and financial condition.

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

Risks Related to Our Industry and International Operations

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

We typically sell the majority of our larger, high-performance VMX machines in Europe, which makes us particularly sensitive to economic and market conditions in that region.  Economic uncertainty and business downturns in the U.S., European, and Asian Pacific markets have adversely affected, and may in the future adversely affect, our results of operations and financial condition.

Our international operations pose additional risks that may adversely impact sales and earnings.

During fiscal 2020, approximately 61% of our revenues were derived from sales to customers located outside of the Americas.  In addition, our main manufacturing facilities are located outside of the U.S.  Our international operations are subject to a number of risks, including:

●	trade barriers;
●	regional economic uncertainty and nationalistic trade strategies;
●	differing labor regulation;
●	governmental expropriation;
●	domestic and foreign customs and tariffs;
●	current and changing regulatory environments affecting the importation and exportation of products and raw materials;
●	difficulty in obtaining distribution support;
●	difficulty in staffing and managing widespread operations;
●	differences in the availability and terms of financing;
●	political instability and unrest;
●	negative or unforeseen consequences resulting from the introduction, termination, modification, or renegotiation of international trade agreements or treaties or the imposition of countervailing measures or anti-dumping duties or similar tariffs;
●	foreign exchange controls that make it difficult to repatriate earnings and cash;
●	changes in tax regulations and rates in foreign countries; and
●	changes in the European Union and Asia may adversely affect business activity and economic conditions globally and could continue to contribute to instability in global financial and foreign exchange markets, as well as disrupt the free movement of goods, services, and people between countries.

Quotas, tariffs, taxes, or other trade barriers could require us to attempt to change manufacturing sources, reduce prices, increase spending on marketing or product development, withdraw from or not enter certain markets, or otherwise take actions that could be adverse to us and/or that we might not be able to accomplish in a timely manner or at all.  Also, in some foreign jurisdictions, we may be subject to laws limiting the right and ability of entities organized or operating therein to pay dividends or remit earnings to affiliated companies unless specified conditions are met.  These factors may adversely affect our future operating results.  The vast majority of our products are shipped from our manufacturing facility in Taiwan from the Port of Taichung to four ports of destination: Los Angeles, California; Tacoma, Washington; Venlo, the Netherlands; and Shanghai, China.  Changes in customs requirements, as a result of national security or other constraints put upon these ports, may also have an adverse impact on our results of operations.

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

Our sales to customers located outside of the Americas, which generated approximately 61% of our revenues in fiscal 2020, are invoiced and received in several foreign currencies, primarily the Euro, Pound Sterling and Chinese Yuan. Therefore, our results of operations and financial condition are affected by fluctuations in exchange rates between these currencies and the U.S. Dollar, both for purposes of actual conversion and for financial reporting purposes. In addition, we are exposed to exchange risk associated with our purchases of materials and components for our Taiwan manufacturing operations, which are primarily made in the New Taiwan Dollar and the Euro.  We hedge a portion of our foreign currency exposure with the purchase of forward exchange contracts. These hedge contracts only mitigate the impact of changes in foreign currency exchange rates that occur during the term of the related contract period and carry risks of counterparty failure.  There can be no assurance that our hedges will have their intended effects.

We compete with larger companies that have greater financial resources, and our business could be harmed by competitors’ actions.

The markets in which our products are sold are extremely competitive and highly fragmented. In marketing our products, we compete with other manufacturers in terms of quality, reliability, price, value, delivery time, service, and technological characteristics. We compete with a number of U.S., European, and Asian competitors, most of which are larger and have substantially greater financial resources and some of which have been supported by governmental or financial institution subsidies and, therefore, may have competitive advantages over us. Our financial resources are limited compared to those of most of our competitors, making it challenging to remain competitive.

The United Kingdom's withdrawal from the European Union could have an adverse impact on our business, financial condition, operating results, and cash flows.

On January 31, 2020, the United Kingdom (“U.K.”) withdrew from the European Union (“E.U.”), commonly referred to as “Brexit.” The U.K. and E.U. agreed to participate in a transition period (the “Transition Period”), due to expire on December 31, 2020, to negotiate a trade agreement and other aspects of their future relationship. During the Transition Period, free trade has continued and will continue between the U.K. and E.U. without checks or extra charges. Following the Transition Period, the U.K. will no longer be a part of the single market and customs union of the E.U. In December 2020, the U.K. and E.U. announced they had entered into a post-Brexit deal on certain aspects of trade and other strategic and political issues (the “December 2020 Brexit Deal”) – potentially avoiding some of the anticipated disruption of a no-deal, “hard” Brexit.

We have operations in the U.K. related to Hurco Europe Ltd. (“HEL”), our sales and service business unit located there. Changes resulting from Brexit and the newly-announced December 2020 Brexit Deal could subject us or our subsidiaries, including HEL, to increased risk, including, among others, changes in regulatory oversight, disruptions to supply, increases in prices, fees, taxes or tariffs on goods that are sold between the E.U. and the U.K., inspections or barriers on goods sold between the U.K. and the E.U., extra charges, and/or difficulty staffing. We are in the process of evaluating the potential impact of Brexit and the December 2020 Brexit Deal on us, our subsidiaries, including HEL, our business, and our future operations, operating results, and cash flows.

In addition, we do not know if the U.K. and E.U. will succeed in negotiating certain terms not addressed or covered by the December 2020 Brexit Deal. Changes in these other terms resulting from Brexit after the Transition Period could, similarly, subject us or our subsidiaries, including HEL, to increased risk, including, among others, changes in regulatory oversight, disruptions to supply, increases in prices, fees, taxes or tariffs on goods that are sold between the E.U. and the U.K., inspections or barriers on goods sold between the U.K. and the E.U., extra charges, and/or difficulty staffing.

Brexit may cause fluctuations in the value of the U.K. pound sterling and E.U. euro. Fluctuations in exchange rates between the U.S. dollar and foreign currencies may adversely affect our expenses, earnings, cash flows, results of operations, and revenues. Although we attempt to mitigate our exposure to some of our foreign currency exchange risks through hedging arrangements, our hedging arrangements may not target the potential impacts associated with fluctuations in currency resulting from Brexit or otherwise effectively offset the adverse financial impacts.

Operational and Strategic Risks

Our competitive position and prospects for growth may be diminished if we are unable to develop and introduce new and enhanced products on a timely basis that are accepted in the market.

The machine tool industry is subject to technological change, evolving industry standards, changing customer requirements, and improvements in and expansion of product offerings. Our ability to anticipate changes in technology, industry standards, customers’ requirements, and competitors’ product offerings, and to develop and introduce new and enhanced products on a timely basis that are accepted in the market, are significant factors in maintaining and improving our competitive position and growth prospects, and we may not be able to accomplish those actions on a timely basis or at all.  If the technologies or standards used in our products become obsolete or fail to gain widespread commercial acceptance, our business would be materially adversely affected. Developments by others may render our products or technologies obsolete or noncompetitive.

Our continued success depends on our ability to protect our intellectual property.

Our future success depends, in part, upon our ability to protect our intellectual property.  We rely principally on nondisclosure agreements, other contractual arrangements, trade secret law, trademark registration and patents to protect our intellectual property. However, these measures may be inadequate to protect our intellectual property from infringement by others or prevent misappropriation of our proprietary rights.  In addition, the laws of some foreign countries do not protect proprietary rights to the same extent as do U.S. laws. Our inability to protect our proprietary information and enforce our intellectual property rights through infringement proceedings could have a material adverse effect on our business, financial condition, and results of operations.

We are also subject to claims that we may be infringing certain patent or other intellectual property rights of third parties. While it is not possible to predict the outcome of patent and other intellectual property litigation, such litigation could result in our payment of significant monetary damages and/or royalty payments, negatively impact our ability to sell current or future products, reduce the market value of our products and services, lower our profits, and could otherwise have an adverse effect on our business, financial condition, and results of operations.

Disruptions in our manufacturing operations or the supply of materials and components could adversely affect our business, results of operations and financial condition.

We depend on our wholly-owned subsidiaries, HML, NHML, Milltronics, and LCM, to produce our machine tools and electro-mechanical components and accessories in Taiwan, China, the U.S., and Italy, respectively.  We also depend on our 35% owned affiliate, HAL, and other key third-party suppliers to produce our computer control systems and key components, such as motors and drives, for our machine tools. An unplanned interruption in manufacturing or supply, or significant increase in price from third party suppliers, would have a material adverse effect on our business, results of operations, and financial condition. Such an interruption or increase in price could result from various factors, including a change in the political environment, such as trade wars or tariffs, a natural disaster, such as an earthquake, typhoon, or tsunami, or vulnerabilities in our technology or cyber-attacks against our information systems, such as ransomware attacks. Also, any interruption in service by one of our key component suppliers, if prolonged, could have a material adverse effect on our business, results of operations and financial condition.

Fluctuations in the price of raw materials, especially steel and iron, could adversely affect our sales, costs and profitability.

We manufacture products with a high iron and steel content. The availability and price for these and other raw materials are subject to volatility due to worldwide supply and demand forces, speculative actions, inventory levels, exchange rates, production costs, anticipated or perceived shortages, and tariffs or other trade restrictions. In some cases, those cost increases can be passed on to customers in the form of price increases; in other cases, they cannot. If the prices of raw materials increase and we are not able to charge our customers higher prices to compensate, our results of operations would be adversely affected.

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

We may seek additional opportunities to expand our product offerings or the markets we serve by acquiring other companies, product lines, technologies, and personnel. Acquisitions involve numerous risks, including the following

●	difficulties integrating the operations, technologies, products, and personnel of an acquired company or being subjected to liability for the target’s pre-acquisition activities or operations as a successor in interest;
●	diversion of management’s attention from normal daily operations of the business;
●	potential difficulties completing projects associated with in-process research and development;
●	difficulties entering markets in which we have no or limited prior experience, especially when competitors in such markets have stronger market positions;
●	initial dependence on unfamiliar supply chains or relatively small supply partners;
●	insufficient revenues to offset increased expenses associated with acquisitions;
●	the potential loss of key employees of the acquired companies; and
●	the potential for recording goodwill and intangible assets that later can be subject to impairment.

Acquisitions may also cause us to:

●	issue common stock that would dilute our current shareholders’ percentage ownership;
●	assume or otherwise be subject to liabilities of an acquired company;
●	record goodwill and non-amortizable intangible assets that will be subject to impairment testing on a regular basis and potential periodic impairment charges;
●	incur amortization expenses related to certain intangible assets;
●	incur large acquisition and integration costs, immediate write-offs, and restructuring and other related expenses; and
●	become subject to litigation.

For example, in the fourth quarter of fiscal 2020, we recorded a one-time $4.9 million non-cash impairment charge on goodwill arising from prior acquisitions.  The goodwill impairment charge was attributable primarily to the prolonged ongoing uncertainty in the global markets due to the COVID-19 pandemic.

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

Risks related to new product development also apply to acquisitions. For additional information, please see the risk factor entitled, “Due to future changes in technology, changes in market demand, or changes in market expectations, portions of our inventory may become obsolete or excessive.”

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

Financial, Credit, and Liquidity Risks

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

Assets have become, and may become further, impaired, requiring us to record a significant charge to earnings.

We review our assets, including intangible assets such as goodwill, for indications of impairment annually and when events or changes in circumstances indicate the carrying value may not be recoverable.  We could be required to record a significant charge to earnings in our financial statements for the period in which any impairment of these assets is determined, which would adversely affect our results of operations for that period.  In the fourth quarter of fiscal 2020, we recorded a one-time $4.9 million non-cash goodwill impairment charge arising from prior acquisitions, and we may be required to record impairment charges on other assets in the future.

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

An increase in the LIBOR rate or a phase-out or replacement of LIBOR with a benchmark rate that is higher or more volatile than the LIBOR rate could increase our cost of borrowing and could adversely affect our financial position.

The interest rates applicable to certain of our debt obligations are based on a fluctuating rate of interest determined by reference to the London Interbank Offered Rate (“LIBOR”).  Any increase in interest rates applicable to our debt obligations would increase our cost of borrowing and could adversely affect our financial position, results of operations, or cash flows.  Further, in July 2017, the U.K.’s Financial Conduct Authority, which regulates LIBOR, announced that it intends to stop persuading or compelling banks to submit rates for the calculation of LIBOR after 2021.  The cessation date for submission and publication of rates for certain tenors of LIBOR has since been extended by the ICE Benchmark Administration until mid-2023.  In response to concerns regarding the future of LIBOR, the Board of Governors of the Federal Reserve System and the Federal Reserve Bank of New York convened the Alternative Reference Rates Committee (“ARRC”) to identify alternatives to LIBOR.  The ARRC has recommended a benchmark replacement procedures to assist issuers in continued capital market entry while safeguarding against LIBOR’s discontinuation.  The initial steps in the ARRC’s recommended provision reference variations of the Secured Overnight Financing Rate (“SOFR”).  Additionally, it is uncertain if applicable tenors of LIBOR will cease to exist after calendar year 2021, or whether additional reforms to LIBOR may be enacted, or whether alternative reference rates will gain market acceptance as a replacement for LIBOR.  At this time, it is not possible to predict whether SOFR will attain market traction as a LIBOR replacement.  Additionally, it is uncertain if applicable tenors of LIBOR will cease to exist after calendar year 2021, or whether additional reforms to LIBOR may be enacted, or whether alternative reference rates will gain market acceptance as a replacement for LIBOR.  At this time, all of our debt obligations that are based on LIBOR will mature at the end of 2021, but in anticipation of LIBOR’s phase out, the Second Amendment to our [2018 Credit Agreement] provides for alternative benchmark rates (including a hard-wired SOFR-based alternative benchmark) as well as transition mechanisms for selecting another benchmark replacement rate for LIBOR, with such benchmark replacement rate to be mutually agreed with the lender.  We will continue to monitor the situation and address the potential reference rate changes in future debt obligations that we may incur.  Accordingly, the potential effect of the phase-out or replacement of LIBOR on our cost of capital cannot yet be determined. Further, the use of an alternative base rate or a benchmark replacement rate as a basis for calculating interest with respect to any outstanding variable rate indebtedness could lead to an increase in the interest we pay and a corresponding increase in our costs of capital or otherwise have a material adverse impact on our business, financial condition or results of operations.

Item 1B.UNRESOLVED STAFF COMMENTS

None.

Item 2.PROPERTIES

The following table sets forth the principal use, location, and size of each of our facilities:

Principal Uses	Locations	Square Footage
Corporate headquarters, design and engineering, product testing, sales and marketing, application engineering, customer service, manufacturing and assembly	Indianapolis, Indiana, U.S.	165,000

Manufacturing, assembly, sales, application engineering and customer service	Taichung, Taiwan	384,700
	Waconia, Minnesota, U.S.	61,000
	Castell’Alfero, Italy	32,300

Manufacturing	Ningbo, China	31,000

Sales, application engineering, customer service, and warehousing	High Wycombe, England	26,300
	Paris, France	12,800
	Munich and Verl, Germany	22,400
	Milan, Italy	12,900
	Venlo, the Netherlands	9,700
	Toh Guan, Singapore	3,900
	Shanghai, Qingdao and Kunshan, China	10,800
	Chennai and Pune, India	8,900
	Liegnitz, Poland	1,000
	Grand Rapids, Michigan, U.S.	3,700
	Los Angeles, California, U.S.	11,400
	Pittsburg, Pennsylvania, U.S.	13,000

We own the Indianapolis facility and lease all other facilities. The leases have terms expiring at various dates ranging from January 2021 to December 2029. We believe that all of our facilities are well maintained and are adequate for our needs now and in the foreseeable future. We do not believe that we would experience significant difficulty in replacing any of the currently leased facilities if any of our leases were not renewed at expiration.

Item 3.LEGAL PROCEEDINGS

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

Item 4.MINE SAFETY DISCLOSURES

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

The following information sets forth as of October 31, 2020, the name of each executive officer and his or her age, tenure as an officer, principal occupation and business experience:

Name	Age	Position(s) with the Company
Michael Doar	65	Chairman of the Board and Chief Executive Officer
Gregory S. Volovic	56	Director, President and Chief Operating Officer
Sonja K. McClelland	49	Executive Vice President, Secretary, Treasurer and Chief Financial Officer

Michael Doar was elected Chairman of the Board and Chief Executive Officer on November 14, 2001. Mr. Doar had held various management positions with Ingersoll Milling Machine Company from 1989 until 2001. Mr. Doar has been a director of Hurco since 2000.

Gregory S. Volovic has been employed by us since March 2005. He was elected as our President in March 2013 and elected and appointed as a director and our Chief Operating Officer, respectively, in March 2019. Mr. Volovic has held various positions within our company, most recently Executive Vice President, Software and Engineering before becoming President in 2013. Prior to joining us, Mr. Volovic held various positions with Thomson, Inc. including Director of E-Business, Engineering, and Information Technology. Prior to that, Mr. Volovic was employed by Unisys Corporation.

Sonja K. McClelland has been employed by us since September 1996 and was appointed as Vice President, Secretary, Treasurer, and Chief Financial Officer in March 2014, and then as Executive Vice President in March 2017. Ms. McClelland served as our Corporate Accounting Manager from September 1996 to 1999, as Division Controller for Hurco USA from September 1999 to November 2004, and as our Corporate Controller and Assistant Secretary from November 2004 to March 2014. Prior to joining us, Ms. McClelland was employed by an international public accounting firm.

PART II

Item 5.MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on the Nasdaq Global Select Market under the symbol “HURC”.

Holders

There were 102 holders of record of our common stock as of December 31, 2020.

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

The disclosure under the caption “Equity Compensation Plan Information at 2020 Fiscal Year End” in our 2021 proxy statement is incorporated by reference in Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The performance graph information is included in Item 9B. Other Information.

Item 6.SELECTED FINANCIAL DATA

The Selected Financial Data presented below has been derived from our consolidated financial statements for the fiscal years indicated and should be read in conjunction with the consolidated financial statements and related notes set forth elsewhere herein and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Year Ended October 31,
	2020	2019	2018	2017	2016

	(In thousands, except per share amounts)
Statement of Operations Data:
Sales and service fees	$170,627	$263,377	$300,671	$243,667	$227,289
Gross profit	36,457	77,208	91,806	70,564	70,440
Selling, general and administrative expenses	41,416	54,668	58,010	49,661	50,824
Goodwill impairment	4,903	—	—	—	—
Operating income (loss)	(9,862)	22,540	33,796	20,903	19,616
Other income (expense)	(941)	784	(1,300)	(187)	(731)
Net income (loss)	(6,247)	17,495	21,490	15,115	13,292
Earnings (loss) per common share - diluted	$(0.93)	$2.55	$3.15	$2.25	$1.99
Weighted average common shares outstanding-diluted	6,670	6,815	6,771	6,680	6,642
Dividends declared per common share	$0.51	$0.47	$0.43	$0.39	$0.35

	As of October 31,
	2020	2019	2018	2017	2016

	(Dollars in thousands)
Balance Sheet Data:
Current assets	$251,411	$261,861	$281,435	$246,415	$218,381
Current liabilities	50,437	54,632	86,803	70,889	57,968
Working capital	200,974	207,229	194,632	175,526	160,413
Current ratio	5.0	4.8	3.2	3.5	3.8
Total assets	295,655	301,065	315,407	277,808	251,949
Non-current liabilities	14,070	6,188	5,751	3,834	8,506
Total debt	—	—	1,434	1,507	1,476
Shareholders’ equity	231,148	240,245	222,853	203,085	185,475

Item 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The market for machine tools is international in scope. We have both significant foreign sales and significant foreign manufacturing operations.  During fiscal 2020, approximately 46% of our revenues were attributable to customers in Europe, where we typically sell more of our higher-performance, higher-priced VMX series machines.  Additionally, approximately 15% of our revenues were attributable to customers in the Asia Pacific region, where we encounter greater pricing pressures.

We have three brands of CNC machine tools in our product portfolio: Hurco is the technology innovation brand for customers who want to increase productivity and profitability by selecting a brand with the latest software and motion technology.  Milltronics is the value-based brand for shops that want easy-to-use machines at competitive prices.  The Takumi brand is for customers that need very high speed, high efficiency performance, such as that required in the production, die and mold, aerospace, and medical industries.  Takumi machines are equipped with industry standard controls instead of the proprietary controls found on Hurco and Milltronics machines.  These three brands of CNC machine tools are responsible for the vast majority of our revenue.  However, we have added other non-Hurco branded products to our product portfolio that have contributed product diversity and market penetration opportunity.  These non-Hurco branded products are sold by our wholly-owned distributors and are comprised primarily of other general-purpose vertical milling centers and lathes, laser cutting machines, waterjet cutting machines, CNC grinders, compact horizontal machines, metal cutting saws and CNC swill lathes. ProCobots is our wholly-owned subsidiary that provides automation solutions that can be integrated with any machine tool. In addition, through our wholly-owned subsidiary LCM, we produce high value machine tool components and accessories.

We principally sell our products through more than 200 independent agents and distributors throughout the Americas, Europe, and Asia.  Although some distributors carry competitive products, we are the primary line for the majority of our distributors globally.  We also have our own direct sales and service organizations in China, France, Germany, India, Italy, the Netherlands, Poland, Singapore, Taiwan, the United Kingdom, and certain parts of the United States, which are among the world's principal machine tool consuming markets.  The vast majority of our machine tools are manufactured to our specifications primarily by our wholly-owned subsidiary in Taiwan, HML.  Machine castings to support HML’s production are manufactured at our wholly-owned subsidiary in Ningbo, China, NHML.  Components to support our SRT line of five-axis machining centers, such as the direct drive spindle, swivel head, and rotary table, are manufactured by our wholly-owned subsidiary in Italy, LCM.

Our sales to foreign customers are denominated, and payments by those customers are made, in the prevailing currencies in the countries in which those customers are located (primarily the Euro, Pound Sterling, and Chinese Yuan). Our product costs are incurred and paid primarily in the New Taiwan Dollar and the U.S. Dollar.  Changes in currency exchange rates may have a material effect on our operating results and consolidated financial statements as reported under U.S. Generally Accepted Accounting Principles.  For example, when the U.S. Dollar weakens in value relative to a foreign currency, sales made, and expenses incurred, in that currency when translated to U.S. Dollars for reporting in our financial statements, are higher than would be the case when the U.S. Dollar is stronger.  In the comparison of our period-to-period results, we discuss the effect of currency translation on those results, which reflect translation to U.S. Dollars at exchange rates prevailing during the period covered by those financial statements.

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

	Percentage of Revenues			Year-to-Year % Change
	2020	2019	2018	Increase/Decrease
				’20 vs. ’19	’19 vs. ’18
Sales and service fees	100%	100%	100%	(35)%	(12)%
Gross profit	21%	29%	31%	(53)%	(16)%
Selling, general and administrative expenses	24%	21%	19%	(24)%	(6)%
Goodwill impairment	3%	—	—	100%	—
Operating income (loss)	(6)%	9%	11%	(144)%	(33)%
Net income (loss)	(4)%	7%	7%	(136)%	(19)%

Fiscal 2020 Compared to Fiscal 2019

Sales and Service Fees. Sales and service fees for fiscal 2020 were $170.6 million, a decrease of $92.8 million, or 35%, compared to fiscal 2019, and included a favorable currency impact of $0.6 million, or less than 1%, when translating foreign sales to U.S. Dollars for financial reporting purposes.

Net Sales and Service Fees by Geographic Region

The following table sets forth net sales and service fees by geographic region for the fiscal years ended October 31, 2020 and 2019 (dollars in thousands):

	Fiscal Year Ended October 31,				Increase/Decrease
	2020		2019		Amount	%
Americas	$67,498	39%	$99,064	37%	$(31,566)	(32)%
Europe	77,936	46%	133,675	51%	(55,739)	(42)%
Asia Pacific	25,193	15%	30,638	12%	(5,445)	(18)%
Total	$170,627	100%	$263,377	100%	$(92,750)	(35)%

Sales in the Americas for fiscal 2020 decreased by 32%, compared to fiscal 2019, primarily due to a reduced volume of shipments of Hurco, Milltronics, and Takumi machines.  The reduction in shipment volume was mainly attributable to government-mandated COVID-19 stay-at-home or shelter orders imposed across the region during portions of fiscal 2020.  Additionally, sales in the Americas in the first half of fiscal 2019 benefitted from strong demand and backlog generated in the fourth quarter of fiscal 2018.

European sales for fiscal 2020 decreased by 42%, compared to fiscal 2019, and included a favorable currency impact of less than 1%, when translating foreign sales to U.S. Dollars for financial reporting purposes.  The decrease in European sales for fiscal 2020 was primarily attributable to a reduced volume of shipments of Hurco and Takumi machines and a decrease in sales of electro-mechanical components and accessories manufactured by our wholly-owned Italian subsidiary, LCM.  Like the Americas, the reduction in shipment volume was mainly driven by government-mandated COVID-19 stay-at-home or shelter orders or other similar operating restrictions imposed across the region during portions of fiscal 2020.  Additionally, sales in Europe during the first half of fiscal 2019 benefitted from higher demand and backlog coming off fiscal 2018, the recent peak of the European market, particularly for Germany.

Asian Pacific sales for fiscal 2020 decreased by 18%, compared to fiscal 2019, and included a favorable currency impact of less than 1%, when translating foreign sales to U.S. Dollars for financial reporting purposes. The year-over-year decrease in Asian Pacific sales resulted primarily from a reduction in the volume of shipments of Hurco and Takumi machines in all Asian Pacific regions, where our customers are located, as many customers were negatively impacted by government-mandated COVID-19 stay-at-home orders or similar operating restrictions during the first six months of fiscal 2020.

Net Sales and Service Fees by Product Category

The following table sets forth net sales and service fees by product group and services for the fiscal years ended October 31, 2020 and 2019 (dollars in thousands):

	Fiscal Year Ended October 31,				Increase/Decrease
	2020		2019		Amount	%
Computerized Machine Tools	$139,577	82%	$223,735	85%	$(84,158)	(38)%
Computer Control Systems and Software †	1,699	1%	2,818	1%	(1,119)	(40)%
Service Parts	22,484	13%	27,854	11%	(5,370)	(19)%
Service Fees	6,867	4%	8,970	3%	(2,103)	(23)%
Total	$170,627	100%	$263,377	100%	$(92,750)	(35)%

† Amounts shown do not include computer control systems and software sold as an integrated component of computerized machine systems.

Sales of computerized machine tools and computer control systems and software for fiscal 2020 decreased by 38% and 40%, respectively, compared to fiscal 2019, and each included a favorable currency impact of less than 1%.  Sales of service parts and service fees decreased by 19% and 23%, respectively, during fiscal 2020, compared to fiscal 2019, and each included a favorable currency impact of less than 1%.   The decreases in all product categories were primarily due to a reduced volume of shipments of Hurco, Milltronics and Takumi machines, parts, and services provided, as well as the impact of government- mandated COVID-19 restrictions across all regions.

Orders and Backlog. Orders for fiscal 2020 were $166.9 million, a decrease of $74.2 million, or 31%, compared to fiscal 2019, and included a favorable currency impact of $1.2 million, or less than 1%, when translating foreign orders to U.S. Dollars.

The following table sets forth new orders booked by geographic region for the fiscal years ended October 31, 2020 and 2019 (dollars in thousands):

	Fiscal Year Ended October 31,				Increase/Decrease
	2020		2019		Amount	%
Americas	$67,577	41%	$89,136	37%	$(21,559)	(24)%
Europe	77,079	46%	120,191	50%	(43,112)	(36)%
Asia Pacific	22,282	13%	31,779	13%	(9,497)	(30)%
Total	$166,938	100%	$241,106	100%	$(74,168)	(31)%

Orders in the Americas for fiscal 2020 decreased by 24%, compared to fiscal 2019, primarily due to decreased customer demand for Hurco, Milltronics and Takumi machines during the COVID-19 pandemic.  Orders in the Americas of $17.2 million for the fourth quarter of fiscal 2020 reflected a slight improvement over orders in the second and third quarters of fiscal 2020 of $15.9 million and $16.3 million, respectively, but fell short of pre-pandemic order levels in the first quarter of $18.2 million.

European orders for fiscal 2020 decreased by 36%, compared to fiscal 2019, and included a favorable currency impact of less than 1%, when translating foreign orders to U.S. Dollars.  The year-over-year decrease in orders was driven primarily by decreased customer demand for Hurco and Takumi machines, and a decrease in sales of electro-mechanical components and accessories manufactured by LCM, during the COVID-19 pandemic.  European orders for the fourth quarter of fiscal 2020 were the highest quarter of the fiscal year at $25.6 million, rebounding from the fiscal year low third quarter orders of $14.2 million, second quarter orders of $15.6 million, and first quarter pre-pandemic orders of $21.7 million.

Asian Pacific orders for fiscal 2020 decreased by 30%, compared to fiscal 2019, and included a favorable currency impact of less than 1%, when translating foreign orders to U.S. Dollars.  The year-over-year decrease in Asian Pacific orders was driven primarily by a reduction in customer demand for Hurco and Takumi machines during the COVID-19 pandemic throughout the Asian Pacific region where our customers are located. Asian Pacific orders for the fourth quarter of fiscal 2020 reflected the same trend as the European orders, marking the highest quarter of orders of fiscal 2020 at $5.9 million, outpacing the third quarter orders of $5.6 million, second quarter orders of $5.1 million, and first quarter orders of $5.7 million.

Backlog at October 31, 2020 decreased to $29.9 million from $32.7 million at October 31, 2019, primarily due to a reduction in customer demand during fiscal 2020. We do not believe backlog is a useful measure of past performance or indicative of future performance. Backlog orders as of October 31, 2020 are expected to be fulfilled in fiscal 2021.

Gross Profit. Gross profit for fiscal 2020 was $36.5 million, or 21% of sales, compared to $77.2 million, or 29% of sales, for fiscal 2019.  The decrease in gross profit as a percentage of sales was primarily due to lower sales across all sales regions, particularly the European sales region where we typically sell higher-priced, higher-performance machines, competitive pricing pressures on a global basis, and the negative impact of fixed costs leveraged against lower sales and production volumes.

Operating Expenses. Selling, general, and administrative expenses for fiscal 2020 were $41.4 million, or 24% of sales, compared to $54.7 million, or 21% of sales, for fiscal 2019, and included an unfavorable currency impact of $0.3 million, when translating foreign expenses to U.S. Dollars for financial reporting purposes.  Selling, general, and administrative expenses for fiscal 2020 trended downward as a percentage of sales from the first half of fiscal 2020 to the second half of fiscal 2020 by approximately 5% due to the implementation of cost reduction plans, including changes in employee headcount, decreases in incentive and performance compensation, and reductions in other discretionary spending, partially offset by increased operating expenses associated with ProCobots, the U.S.-based automation integration business acquired by Hurco in the fourth quarter of fiscal 2019, and the unfavorable currency impact when translating foreign expenses to U.S Dollars for financial reporting purposes.

Operating Income (Loss). The operating loss for fiscal 2020 was $9.9 million, or (6%) of sales, compared to operating income of $22.5 million, or 9% of sales, for fiscal 2019. The year-over-year decrease from operating income to operating loss was primarily due to reduced sales volume that resulted from government-mandated stay-at-home or shelter orders imposed across the globe during 2020.  The operating loss for fiscal 2020 included a one-time $4.9 million non-cash goodwill impairment charge attributable primarily to the prolonged ongoing uncertainty in the global markets due to the COVID-19 pandemic.

Other Expense, Net. Other expense, net for fiscal 2020 increased by $0.6 million from fiscal 2019, due mainly to a reduction in foreign currency exchange losses in fiscal 2020, compared to fiscal 2019.

Provision for Income Taxes. We recorded an income tax benefit of $4.6 million for fiscal 2020, compared to income tax expense of $5.8 million for fiscal 2019.  During the third and fourth quarters of fiscal 2020, we assessed and recorded the year-to-date impact of recent changes in income tax laws to address the unfavorable impact of the COVID-19 pandemic. In response to the COVID-19 pandemic, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into law in the U.S. on March 27, 2020.  The CARES Act included economic relief and modifications, most notably the net operating loss carryback provisions. In addition, the year-over-year changes in our income tax benefits and expenses reflected the shift in the geographic mix of income and loss among international tax jurisdictions, which resulted in changes in foreign tax credits, deductions for foreign derived intangible income, and recording of a provision for global intangible low taxed income.

Net Income (Loss). Net loss for fiscal 2020 was $6.2 million, or $(0.93) per diluted share, a decrease of $23.7 million, or 136%, from fiscal 2019 net income of $17.5 million, or $2.55 per diluted share. The year-over-year decrease from net income to net loss was primarily due to reduced sales volume that resulted from government-mandated stay-at-home or shelter orders imposed across the globe during 2020.  The net loss for fiscal 2020 included a one-time $4.9 million non-cash goodwill impairment charge attributable primarily to the prolonged ongoing uncertainty in the global markets due to the COVID-19 pandemic.

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

Net Sales and Service Fees by Geographic Region

The following table sets forth net sales and service fees by geographic region for the fiscal years ended October 31, 2019 and 2018 (dollars in thousands):

	Fiscal Year Ended October 31,				Increase/Decrease
	2019		2018		Amount	%
Americas	$99,064	37%	$90,902	30%	$8,162	9%
Europe	133,675	51%	166,202	55%	(32,527)	(20)%
Asia Pacific	30,638	12%	43,567	15%	(12,929)	(30)%
Total	$263,377	100%	$300,671	100%	$(37,294)	(12)%

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

Net Sales and Service Fees by Product Category

The following table sets forth net sales and service fees by product group and services for the fiscal years ended October 31, 2019 and 2018 (dollars in thousands):

	Fiscal Year Ended October 31,				Increase/Decrease
	2019		2018		Amount	%
Computerized Machine Tools	$223,735	85%	$261,710	87%	$(37,975)	(15)%
Computer Control Systems and Software †	2,818	1%	2,870	1%	(52)	(2)%
Service Parts	27,854	11%	27,501	9%	353	1%
Service Fees	8,970	3%	8,590	3%	380	4%
Total	$263,377	100%	$300,671	100%	$(37,294)	(12)%

† Amounts shown do not include computer control systems and software sold as an integrated component of computerized machine systems.

Sales of computerized machine tools and computer control systems and software for fiscal 2019 decreased by 15% and 2%, respectively, and each included an unfavorable currency impact of 3%, compared to fiscal 2018. The year-over-year decrease in sales of computerized machine tools and computer control systems and software were mainly due to decreased sales of Hurco and Takumi machines in Germany, the United Kingdom, and China, as well as a decrease in sales of electro-mechanical components and accessories manufactured by LCM, partially offset by an increase in sales of vertical milling machines from the U.S. machine tool distributor in California acquired by Hurco in the fourth quarter of fiscal 2018. Sales of service parts and service fees for fiscal 2019 increased by 1% and 4%, respectively, compared to fiscal 2018, due primarily to an increase in aftermarket sales and aftermarket service of Hurco products in North America.

Orders and Backlog. Orders for fiscal 2019 were $241.1 million, a decrease of $64.7 million, or 21%, compared to fiscal 2018, and included an unfavorable currency impact of $8.5 million, or 3%, when translating foreign orders to U.S. Dollars.

The following table sets forth new orders booked by geographic region for the fiscal years ended October 31, 2019 and 2018 (dollars in thousands):

	Fiscal Year Ended October 31,				Increase/Decrease
	2019		2018		Amount	%
Americas	$89,136	37%	$94,160	31%	$(5,024)	(5)%
Europe	120,191	50%	170,366	56%	(50,175)	(29)%
Asia Pacific	31,779	13%	41,319	13%	(9,540)	(23)%
Total	$241,106	100%	$305,845	100%	$(64,739)	(21)%

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

Operating Expenses. Selling, general, and administrative expenses for fiscal 2019 were $54.7 million, or 21% of sales, compared to $58.0 million, or 19% of sales, in fiscal 2018, and included a favorable currency impact of $1.5 million, when translating foreign expenses to U.S. Dollars for financial reporting purposes. The year-over-year reduction in selling, general, and administrative expenses were primarily due to a decrease in tradeshow expenses associated with the September 2018 IMTS, decreased variable employee compensation, and other operating expense reductions implemented during fiscal 2019, partially offset by increased operating expenses associated with the U.S. companies we acquired in the fourth quarter of fiscal 2018 and the fourth quarter of fiscal 2019.

Operating Income. Operating income for fiscal 2019 was $22.5 million, or 9% of sales, compared to $33.8 million, or 11% of sales, in fiscal 2018. The year-over-year decrease in operating income was due to an overall reduction in sales volume year-over-year, particularly in Europe where our more complex, higher performance machines are primarily sold, as well as increased operating expenses associated with the U.S. companies we acquired in the fourth quarter of fiscal 2018 and the fourth quarter of fiscal 2019, partially offset by a reduction in other selling, general, and administrative expenses.

Other Income (Expense). Other expense, net for fiscal 2019 decreased by $1.8 million from fiscal 2018, due mainly to a reduction in foreign currency exchange losses in fiscal 2019, compared to fiscal 2018.

Provision for Income Taxes. Our effective tax rate for fiscal 2019 was 25%, compared to 34% in fiscal 2018. The year-over-year decrease in the effective tax rate for fiscal 2019 principally resulted from the favorable impact of certain U.S. tax reform provisions available in that fiscal year, including the full year impact of a lower U.S. corporate tax rate from 35% to 21%, a new deduction attributable to Foreign-Derived Intangible Income (“FDII”), and the benefit of foreign tax credits included in these tax reform provisions. In addition, the year-over year changes in the effective tax rates included a shift in geographic mix of income and loss among tax jurisdictions. The effective tax rate for fiscal 2018 included one-time charges of $2.9 million related to the U.S. Tax Cuts and Jobs Act that was enacted in December 2017.

Net Income. Net income for fiscal 2019 was $17.5 million, or $2.55 per diluted share, a decrease of $4.0 million, or 19%, from fiscal 2018 net income of $21.5 million, or $3.15 per diluted share.

Liquidity and Capital Resources

At October 31, 2020, we had cash and cash equivalents of $57.9 million, compared to $56.9 million at October 31, 2019. The increase in cash and cash equivalents was primarily a result of a decrease in accounts receivable, partially offset by the repurchase of common stock during the second and third quarters of fiscal 2020, as well as a decrease in accrued payroll and employee benefits. Approximately 15% of our $57.9 million of cash and cash equivalents is held in the U.S. The balance is attributable to our foreign operations and is held in the local currencies of our various foreign entities, subject to fluctuations in currency exchange rates. We do not believe that the indefinite reinvestment of these funds offshore impairs our ability to meet our domestic working capital needs.

Working capital (including cash and cash equivalents) was $201.0 million at October 31, 2020, compared to $207.2 million at October 31, 2019. The decrease in working capital was mostly driven by a decrease in accounts receivable and an increase in operating lease liabilities, partially offset by an increase in prepaid expenses and a decrease in accrued payroll and employee benefits. Inventories, net were $149.9 million at October 31, 2020, compared to $148.9 million at October 31, 2019. Inventory turns at October 31, 2020 were 0.9, compared to 1.3 turns at October 31, 2019.

Capital expenditures were $1.7 million in fiscal 2020, compared to $4.9 million in fiscal 2019. Capital expenditures for fiscal 2020 were primarily for software development costs, purchases of factory equipment for production facilities, and purchases of general software and equipment for sales and service divisions. We funded these expenditures with cash flows from operations.

On March 13, 2020, we announced that our Board of Directors approved a share repurchase program in an aggregate amount of up to $7.0 million. Repurchases under the program could be made in the open market or through privately-negotiated transactions from time to time through March 11, 2022, subject to applicable laws, regulations, and contractual provisions. The program could have been amended, suspended, or discontinued at any time and did not commit us to repurchase any shares of our common stock. During fiscal 2020, we repurchased all $7.0 million in shares of our common stock.  As a result of our repurchase of the maximum aggregate amount under the program, this share repurchase program has concluded.

In addition, during fiscal 2020, we paid cash dividends to our shareholders of $3.4 million. Future dividends are subject to approval of our Board of Directors and will depend upon many factors, including our results of operations, financial condition, capital requirements, regulatory and contractual restrictions, our business strategy and other factors deemed relevant by our Board of Directors from time to time.

On December 31, 2018, we and our subsidiary Hurco B.V. entered into a Credit Agreement with Bank of America, N.A., as the lender, which was subsequently amended on each of March 13, 2020 and December 23, 2020 (as amended, the “2018 Credit Agreement”). The 2018 Credit Agreement provides for an unsecured revolving credit and letter of credit facility in a maximum aggregate amount of $40.0 million. The 2018 Credit Agreement provides that the maximum amount of outstanding letters of credit at any one time may not exceed $10.0 million, the maximum amount of outstanding loans made to our subsidiary Hurco B.V. at any one time may not exceed $20.0 million, and the maximum amount of all outstanding loans denominated in alternative currencies at any one time may not exceed $20.0 million. Under the 2018 Credit Agreement, we and Hurco B.V. are borrowers, and certain of our other subsidiaries are guarantors. The scheduled maturity date of the 2018 Credit Agreement is December 31, 2021.

Borrowings under the 2018 Credit Agreement bear interest at floating rates based on, at our option, either (i) a LIBOR-based rate, or other alternative currency-based rate approved by the lender, plus 1.25% per annum, or (ii) a base rate (which is the highest of (a) the federal funds rate plus 0.50%, (b) the prime rate or (c) the one month LIBOR-based rate plus 1.00%), plus 0.00% per annum. Outstanding letters of credit will carry an annual rate of 1.25%.

The 2018 Credit Agreement contains customary affirmative and negative covenants and events of default, including covenants (1) restricting us from making certain investments, loans, advances and acquisitions (but permitting us to make investments in subsidiaries of up to $10.0 million); (2) restricting us from making certain payments, including (a) cash dividends, except that we may pay cash dividends as long as immediately before and after giving effect to such payment, the sum of the unused amount of the commitments under the 2018 Credit Agreement plus our cash on hand is not less than $10.0 million, and as long as we are not in default before and after giving effect to such dividend payments and (b) payments made to repurchase shares of our common stock, except that we may repurchase shares of our common stock as long as we are not in default before and after giving effect to such repurchases and the aggregate amount of payments made by us for all such repurchases during any fiscal year does not exceed $10.0 million; (3) requiring that we maintain a minimum working capital of $125.0 million; (4) requiring that we maintain a minimum tangible net worth of $170.0 million; and (5) providing that if the total amount of indebtedness outstanding owed by the Company and its Taiwanese and Chinese subsidiaries to the lender or its affiliates (the “Specified Outstanding Amount”) exceeds $25.0 million, then the Company will not permit the amount of unrestricted cash-on-hand of the Company and its subsidiaries to be less than the Specified Outstanding Amount.  We may use the proceeds from advances under the 2018 Credit Agreement for general corporate purposes.

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

As of October 31, 2020, our existing credit facilities consisted of our €1.5 million revolving credit facility in Germany, the 150 million New Taiwan Dollars Taiwan credit facility, the 32.5 million Chinese Yuan China credit facility and the $40.0 million revolving credit facility under the 2018 Credit Agreement.  We had no debt or borrowings under any of our credit facilities at October 31, 2020.

At October 31, 2020, we had an aggregate of $51.8 million available for borrowing under our credit facilities and were in compliance with all covenants relating thereto.

We have an international cash pooling strategy that generally provides access to available cash deposits and credit facilities when needed in the U.S., Europe or Asia Pacific.  We believe our access to cash pooling and our borrowing capacity under our credit facilities provide adequate liquidity to fund our global operations over the next twelve months and allow us to remain committed to our strategic plan of product innovation, acquisitions, targeted penetration of developing markets, and payment of dividends.

We continue to receive and review information on businesses and assets for potential acquisition, including intellectual property assets that are available for purchase.

Contractual Obligations and Commitments

The following is a table of contractual obligations and commitments as of October 31, 2020 (in thousands):

	Payments Due by Period
					More
		Less than			than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Operating leases	$12,481	$4,286	$5,037	$1,579	$1,579
Accrued and deferred taxes and credits	6,081	266	551	724	4,540
Total	$18,562	$4,552	$5,588	$2,303	$6,119

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

We expect capital spending in fiscal 2021 to be approximately $9.7 million, which includes investments for real estate development, software development, factory equipment and production facilities, as well as general software and equipment for selling facilities. We expect to fund these commitments with cash on hand and cash generated from operations.

Off Balance Sheet Arrangements

From time to time, our subsidiaries guarantee third party payment obligations in connection with the sale of machines to customers that use financing. We follow Financial Accounting Standards Board (“FASB”) guidance for accounting for guarantees (codified in Accounting Standards Codification (“ASC”) 460). As of October 31, 2020, we had 14 outstanding third party payment guarantees totaling approximately $0.4 million. The terms of these guarantees are consistent with the underlying customer financing terms. Upon shipment of a machine, the customer assumes the risk of ownership. The customer does not obtain title, however, until the customer has paid for the machine. A retention of title clause allows us to recover the machine if the customer defaults on the financing. We accrue liabilities under these guarantees at fair value, which amounts are insignificant.

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

Revenue Recognition – We recognize revenues from the sale of machine tools, components and accessories, and services and reflect the consideration to which we expect to be entitled. We record revenues based on a five-step model in accordance with FASB guidance codified in ASC 606. In accordance with ASC 606, we have defined contracts as agreements with our customers and distributors in the form of purchase orders, packing or shipping documents, invoices, and, periodically, verbal requests for components and accessories. For each contract, we identify our performance obligations, which is delivering goods or services, determine the transaction price, allocate the contract transaction price to each of the performance obligations (when applicable), and recognize the revenue when (or as) the performance obligation to the customer is fulfilled.

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

Depending upon geographic location, after shipment, a machine may be installed at the customer’s facilities by a distributor, independent contractor, or by one of our service technicians. In most instances, where a machine is sold through a distributor, we have no installation involvement. If sales are direct or through sales agents, we will typically complete the machine installation, which consists of the reassembly of certain parts that were removed for shipping and the re-testing of the machine to ensure that it is performing within the standard specifications. We consider the machine installation process for our three-axis machines to be inconsequential and perfunctory. For our five-axis machines that we install, we estimate the fair value of the installation performance obligation and recognize that installation revenue on a prorata basis over the period of the installation process.

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

Inventories – We determine at each balance sheet date how much, if any, of our inventory may ultimately prove to be either unsalable or unsalable at its carrying cost. Reserves are established to effectively adjust the carrying value of such inventory to lower of cost (first-in, first-out method) or net realizable value. To determine the appropriate level of valuation reserves, we evaluate current stock levels in relation to historical and expected patterns of demand for all of our products. We evaluate the need for changes to valuation reserves based on market conditions, competitive offerings, and other factors on a regular basis.

Income Taxes – We account for income taxes and the related accounts under the asset and liability method.  Deferred tax assets and liabilities are measured using enacted income tax rates in each jurisdiction in effect for the year in which the temporary differences are expected to be recovered or settled.  These deferred tax assets are reduced by a valuation allowance, which is established when it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Net deferred tax assets and liabilities are classified as non-current in the consolidated financial statements. Our judgment regarding the realization of deferred tax assets may change due to future profitability and market conditions, changes in U.S. or foreign tax laws, and other factors.  These changes, if any, may require material adjustments to these deferred tax assets and an accompanying reduction or increase in net income in the period when such determinations are made.

The determination of our provision for income taxes requires judgment, the use of estimates, and the interpretation and application of complex federal, state and foreign tax laws.  Our provision for income taxes reflects a combination of income earned and taxed at the federal and state level in the U.S., as well as in various foreign jurisdictions.

In addition to the risks to the effective tax rate described above, the future effective tax rate reflected in forward-looking statements is based on currently effective tax laws.  Significant changes in those laws could materially affect these estimates.

We operate in multiple jurisdictions through wholly-owned subsidiaries, and our global structure is complex. The estimates of our uncertain tax positions involve judgments and assessment of the potential tax implications. We recognize uncertain tax positions when it is more likely than not that the tax position will be sustained upon examination by relevant taxing authorities, based on the technical merits of the position. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Our tax positions are subject to audit by taxing authorities across multiple global jurisdictions, and the resolution of such audits may span multiple years. Tax law is complex and often subject to varied interpretations.  Accordingly, the ultimate outcome with respect to taxes we may owe may differ from the amounts recognized.

Impairment of Goodwill and Intangible Assets. Goodwill and indefinite-lived intangibles arising from a business combination are not amortized and charged to expense over time. Instead, goodwill and indefinite-lived intangibles must be reviewed for impairment annually as of the last day of our third fiscal quarter, or more frequently, if circumstances arise indicating potential impairment. For goodwill, if the carrying amount of the reporting unit containing the goodwill exceeds the fair value of that reporting unit, an impairment loss is recognized for that excess, but only to the extent of the goodwill amount allocated to that reporting unit.  For indefinite-lived intangible assets, if the carrying amount exceeds the fair value, an impairment loss is recognized in an amount equal to that excess. Intangible assets that are determined to have a finite life are amortized over their estimated useful lives and are also subject to review for impairment, if indicators of impairment are identified.

Impairment of Long-Lived Assets – We are required periodically to review the recoverability of certain assets, including property, plant, and equipment, intangible assets, and goodwill, based on projections of anticipated future cash flows, including future profitability assessments of various product lines. We estimate cash flows using internal budgets based on recent sales data.

Capitalized Software Development Costs – Costs incurred to develop computer software products and significant enhancements to software features of existing products are capitalized as required by FASB guidance relating to accounting for the costs of computer software to be sold, leased, or otherwise marketed, and such capitalized costs are amortized over the estimated product life of the related software. The determination as to when in the product development cycle technological feasibility has been established, and the expected product life, require judgments and estimates by management and can be affected by technological developments, innovations by competitors, and changes in market conditions affecting demand. We periodically review the carrying values of these assets and make judgments as to ultimate realization considering the above-mentioned risk factors.

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

Item 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Interest on borrowings under our bank credit agreements are tied to prevailing domestic and foreign interest rates. At October 31, 2020, we had no borrowings outstanding under any of our credit facilities.

Foreign Currency Exchange Risk

In fiscal 2020, we derived approximately 61% of our revenues from customers located outside of the Americas, where we invoiced and received payments in several foreign currencies. All of our computerized machine tools and computer control systems, as well as certain proprietary service parts, are sourced by our U.S.-based engineering and manufacturing division and re-invoiced to our foreign sales and service subsidiaries, primarily in their functional currencies.

Our products are sourced from foreign suppliers or built to our specifications by either our wholly-owned subsidiaries in Taiwan, the U.S., Italy, and China or an affiliated contract manufacturer in Taiwan. Our purchases are predominantly in foreign currencies and in some cases our arrangements with these suppliers include foreign currency risk sharing agreements, which reduce (but do not eliminate) the effects of currency fluctuations on product costs. The predominant portion of the exchange rate risk associated with our product purchases relates to the New Taiwan Dollar and the Euro.

We enter into foreign currency forward exchange contracts from time to time to hedge the cash flow risk related to forecasted inter-company sales and purchases denominated in, or based on, foreign currencies (primarily the Euro, Pound Sterling, and New Taiwan Dollar). We also enter into foreign currency forward exchange contracts to protect against the effects of foreign currency fluctuations on inter-company receivables, payables, and loans denominated in foreign currencies. We do not speculate in the financial markets and, therefore, do not enter into these contracts for trading purposes.

Forward contracts for the sale or purchase of foreign currencies as of October 31, 2020, which are designated as cash flow hedges under FASB guidance related to accounting for derivative instruments and hedging activities, were as follows (in thousands, except weighted average forward rates):

				Contract Amount at
	Notional	Weighted		Forward Rates in
	Amount	Avg.		U.S. Dollars
Forward	in Foreign	Forward		Contract	October 31,
Contracts	Currency	Rate		Date	2020	Maturity Dates
Sale Contracts:
Euro	7,700	1.1587		8,922	9,004	Nov 2020 - Oct 2021
Pound Sterling	2,425	1.3038		3,162	3,144	Nov 2020 - Oct 2021

Purchase Contracts:
New Taiwan Dollar*	385,000	28.4620	*	13,527	13,931	Nov 2020 - Oct 2021

*New Taiwan Dollars per U.S. Dollar

Forward contracts for the sale or purchase of foreign currencies as of October 31, 2020, which were entered into to protect against the effects of foreign currency fluctuations on inter-company receivables, payables and loans and are not designated as hedges under this guidance denominated in foreign currencies, were as follows (in thousands, except weighted average forward rates):

				Contract Amount at
	Notional	Weighted		Forward Rates in
	Amount	Avg.		U.S. Dollars
Forward	in Foreign	Forward		Contract	October 31,
Contracts	Currency	Rate		Date	2020	Maturity Dates
Sale Contracts:
Euro	14,112	1.1372		16,047	16,494	Nov 2020 – Oct 2021
Pound Sterling	1,186	1.2979		1,540	1,537	Nov 2020 – Oct 2021

Purchase Contracts:
New Taiwan Dollar	701,711	28.9949	*	24,201	24,541	Nov 2020 – Oct 2021

* New Taiwan Dollars per U.S. Dollar

We are also exposed to foreign currency exchange risk related to our investment in net assets in foreign countries. To manage this risk, we entered into a forward contract with a notional amount of €3.0 million in November 2019. We designated this forward contract as a hedge of our net investment in Euro denominated assets. We selected the forward method under the FASB guidance related to the accounting for derivative instruments and hedging activities. The forward method requires all changes in the fair value of the contract to be reported as a cumulative translation adjustment, net of tax, in Accumulated other comprehensive loss in the same manner as the underlying hedged net assets. This forward contract matured in November 2020 and we entered into a new forward contract for the same notional amount that is set to mature in November 2021. As of October 31, 2020, we had $947,000 of realized gains and $78,000 of unrealized loss, net of tax, recorded as cumulative translation adjustments in Accumulated other comprehensive loss, related to these forward contracts.

Forward contracts designated as net investment hedges under this guidance as of October 31, 2020 were as follows (in thousands, except weighted average forward rates):

Contract Amount at
	Notional	Weighted	Forward Rates in
Forward	Amount	Avg.	U.S. Dollars
Contracts	in Foreign Currency	Forward Rate	Contract Date	October 31, 2020	Maturity Date
Sale Contracts:
Euro	3,000	1.1231	3,369	3,494	Nov 2020

Management’s Annual Report on Internal Control over Financial Reporting

To the Shareholders and

Board of Directors

of Hurco Companies, Inc.

Management of Hurco Companies, Inc. (the “Company”) has assessed the effectiveness of the Company’s internal control over financial reporting as of October 31, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (COSO). Management is responsible for the Company’s financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting.

Because of its inherent limitations, the Company’s internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In management’s opinion, the Company’s internal control over financial reporting as of October 31, 2020, was effective based on the criteria specified above.

Our independent registered public accounting firm, RSM US LLP (“RSM”), which also audited our consolidated financial statements, audited the effectiveness of our internal control over financial reporting as of October 31, 2020. RSM has issued their attestation report, which is included in Part II, Item 8 of this Annual Report on Form 10-K.

/s/ Michael Doar
Michael Doar
Chairman and Chief Executive Officer

/s/ Sonja K. McClelland
Sonja K. McClelland
Executive Vice President, Secretary, Treasurer, and Chief Financial Officer

Indianapolis, Indiana

January 8, 2021

Item 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders

and the Board of Directors

of Hurco Companies, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Hurco Companies, Inc. and its subsidiaries (the Company) as of October 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), changes in shareholders' equity, and cash flows for each of the three years in the period ended October 31, 2020, and the related notes and schedule listed in Item 15(a) (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of October 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended October 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of October 31, 2020, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated January 8, 2021 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

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
January 8, 2021

Report of Independent Registered Public Accounting Firm

To the Shareholders

and the Board of Directors

of Hurco Companies, Inc.

Opinion on the Internal Control Over Financial Reporting

We have audited Hurco Companies, Inc.'s (the Company) internal control over financial reporting as of October 31, 2020, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 31, 2020, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of October 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity and cash flows, for each of the three years in the period ended October 31, 2020, and the related notes and schedule listed in Item 15(a) of the Company, and our report dated January 8, 2021 expressed an unqualified opinion.

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

/s/ RSM US LLP

Indianapolis, Indiana
January 8, 2021

HURCO COMPANIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended October 31,
	2020	2019	2018

	(In thousands, except per share amounts)
Sales and service fees	$170,627	$263,377	$300,671

Cost of sales and service	134,170	186,169	208,865

Gross profit	36,457	77,208	91,806

Selling, general and administrative expenses	41,416	54,668	58,010

Goodwill impairment	4,903	—	—

Operating income (loss)	(9,862)	22,540	33,796

Interest expense	94	62	100

Interest income	130	462	189

Investment income	133	356	339

Income from equity investments	69	583	639

Other expense, net	1,179	555	2,367

Income (loss) before income taxes	(10,803)	23,324	32,496

Provision (benefit) for income taxes	(4,556)	5,829	11,006

Net income (loss)	$(6,247)	$17,495	$21,490

Income (loss) per common share – basic	$(0.93)	$2.57	$3.19
Weighted average common shares outstanding – basic	6,670	6,759	6,700
Income (loss) per common share – diluted	$(0.93)	$2.55	$3.15
Weighted average common shares outstanding – diluted	6,670	6,815	6,771

Dividends paid per share	$0.51	$0.47	$0.43

The accompanying notes are an integral part of the consolidated financial statements.

HURCO COMPANIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended October 31,
	2020	2019	2018

	(In thousands)
Net income (loss)	$(6,247)	$17,495	$21,490

Other comprehensive income (loss):

Translation gain (loss) of foreign currency financial statements	5,969	550	(3,183)

(Gain) / loss on derivative instruments reclassified into operations, net of tax of $(126), $(70) and $453, respectively	(421)	(235)	1,355

Gain / (loss) on derivative instruments, net of tax of $118, $183 and $52, respectively	395	615	155

Total other comprehensive income (loss)	5,943	930	(1,673)

Comprehensive income (loss)	$(304)	$18,425	$19,817

The accompanying notes are an integral part of the consolidated financial statements.

HURCO COMPANIES, INC.

CONSOLIDATED BALANCE SHEETS

	As of October 31,
	2020	2019

	(In thousands, except share
	and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$57,859	$56,943
Accounts receivable, less allowance for doubtful accounts of $1,401 in 2020 and $891 in 2019	27,686	43,279
Inventories, net	149,864	148,851
Derivative assets	968	1,391
Prepaid assets	13,803	9,414
Other	1,231	1,983
Total current assets	251,411	261,861
Property and equipment:
Land	868	868
Building	7,352	7,352
Machinery and equipment	29,195	28,846
Leasehold improvements	4,754	4,902
	42,169	41,968
Less accumulated depreciation and amortization	(30,248)	(28,055)
Total property and equipment, net	11,921	13,913
Non–current assets:
Software development costs, less accumulated amortization	7,840	8,318
Goodwill	—	5,847
Intangible assets, net	1,846	1,096
Operating lease - right of use assets, net	11,748	—
Deferred income taxes	2,479	1,846
Investments and other assets, net	8,410	8,184
Total non–current assets	32,323	25,291
Total assets	$295,655	$301,065

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$31,710	$33,031
Accounts payable–related parties	1,289	938
Derivative liabilities	872	388
Operating lease liabilities	4,132	—
Accrued payroll and employee benefits	6,209	11,564
Accrued income taxes	285	1,936
Accrued expenses	4,740	5,015
Accrued warranty expenses	1,200	1,760
Total current liabilities	50,437	54,632
Non–current liabilities:
Deferred income taxes	131	160
Accrued tax liability	1,918	2,036
Operating lease liabilities	7,989	—
Deferred credits and other	4,032	3,992
Total non–current liabilities	14,070	6,188
Shareholders’ equity:
Preferred stock: no par value per share, 1,000,000 shares authorized; no shares issued	—	—
Common stock: no par value, $.10 stated value per share, 12,500,000 shares authorized 6,636,906 and 6,967,719 shares issued; and 6,565,163 and 6,767,237 shares outstanding, as of October 31, 2020 and October 31, 2019, respectively	657	677
Additional paid-in capital	60,997	66,350
Retained earnings	172,484	182,151
Accumulated other comprehensive loss	(2,990)	(8,933)
Total shareholders’ equity	231,148	240,245
Total liabilities and shareholders’ equity	$295,655	$301,065

The accompanying notes are an integral part of the consolidated financial statements.

HURCO COMPANIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended October 31,
	2020	2019	2018

	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(6,247)	$17,495	$21,490
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities, net of acquisitions:
Provision for doubtful accounts	510	(136)	388
Deferred income taxes	(547)	260	(530)
Equity in income of affiliates	(69)	(583)	(639)
Foreign currency (gain) loss	257	730	755
Unrealized (gain) loss on derivatives	622	(388)	456
Depreciation and amortization	4,547	3,745	3,713
Stock–based compensation	2,058	2,670	2,504
Goodwill impairment charge	4,903	—	—
Change in assets and liabilities, net of acquisitions:
(Increase) decrease in accounts receivable	15,909	11,239	(5,148)
(Increase) decrease in inventories	3,461	(10,499)	(20,386)
(Increase) decrease in prepaid expenses	(4,364)	(1,474)	710
Increase (decrease) in accounts payable	(2,556)	(23,780)	10,788
Increase (decrease) in accrued expenses	(6,544)	(2,354)	3,090
Increase (decrease) in accrued income tax	(1,695)	(3,259)	2,934
Increase (decrease) in accrued tax liability	(119)	(157)	2,061
Net change in operating lease assets and liabilities	370	—	—
Net change in derivative assets and liabilities	115	330	(1,178)
Other	321	(252)	4
Net cash provided by (used for) operating activities	10,932	(6,413)	21,012

Cash flows from investing activities:
Proceeds from sale of property and equipment	106	83	180
Purchase of property and equipment	(683)	(3,169)	(3,537)
Software development costs	(973)	(1,701)	(2,326)
Other investments	371	243	233
Acquisition of business	—	(4,353)	(1,156)
Net cash provided by (used for) investing activities	(1,179)	(8,897)	(6,606)

Cash flows from financing activities:
Proceeds from exercise of common stock options	67	—	847
Dividends paid	(3,420)	(3,203)	(2,898)
Taxes paid related to net settlement of restricted shares	(498)	(499)	(502)
Stock repurchases	(7,000)	—	—
Repayment of short-term debt	—	(1,450)	—
Net cash provided by (used for) financing activities	(10,851)	(5,152)	(2,553)

Effect of exchange rate changes on cash and cash equivalents	2,014	235	(990)

Net increase (decrease) in cash and cash equivalents	916	(20,227)	10,863

Cash and cash equivalents at beginning of year	56,943	77,170	66,307

Cash and cash equivalents at end of year	$57,859	$56,943	$77,170

Supplemental disclosures:
Cash paid for:
Interest	$—	$11	$64
Income taxes, net	$487	$11,025	$6,172

The accompanying notes are an integral part of the consolidated financial statements.

HURCO COMPANIES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Common				Accumulated
	Stock	Common	Additional		Other
	Shares	Stock	Paid–In	Retained	Comprehensive
(In thousands, except shares outstanding)	Outstanding	Amount	Capital	Earnings	Loss	Total
Balances, October 31, 2017	6,641,197	$664	$61,344	$149,267	$(8,190)	$203,085

Net income (loss)	—	—	—	21,490	—	21,490
Other comprehensive income (loss)	—	—	—	—	(1,673)	(1,673)
Exercise of common stock options	41,680	4	843	—	—	847
Stock–based compensation expense, net of taxes withheld for vested restricted shares	40,283	4	1,998	—	—	2,002
Dividends paid	—	—	—	(2,898)	—	(2,898)
Balances, October 31, 2018	6,723,160	$672	$64,185	$167,859	$(9,863)	$222,853

Net income (loss)	—	—	—	17,495	—	17,495
Other comprehensive income (loss)	—	—	—	—	930	930
Stock–based compensation expense, net of taxes withheld for vested restricted shares	44,077	5	2,165	—	—	2,170
Dividends paid	—	—	—	(3,203)	—	(3,203)
Balances, October 31, 2019	6,767,237	$677	$66,350	$182,151	$(8,933)	$240,245

Net income (loss)	—	—	—	(6,247)	—	(6,247)
Other comprehensive income (loss)	—	—	—	—	5,943	5,943
Stock-based compensation expense, net of taxes withheld for vested restricted shares	47,750	5	1,555	—	—	1,560
Exercise of common stock options	3,738		67			67
Stock repurchases	(253,562)	(25)	(6,975)			(7,000)
Dividends paid	—	—	—	(3,420)	—	(3,420)
Balances, October 31, 2020	6,565,163	$657	$60,997	$172,484	$(2,990)	$231,148

The accompanying notes are an integral part of the consolidated financial statements.

HURCO COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation. The consolidated financial statements include the accounts of Hurco Companies, Inc. (an Indiana corporation) and its wholly–owned subsidiaries (“we”, “us”, “our”, “Hurco” or the “Company”). We have a 35% ownership interest in a Taiwan affiliate that is accounted for using the equity method. Our investment in that affiliate was approximately $4.4 million and $4.2 million as of October 31, 2020 and 2019, respectively. That investment is included in Investments and other assets, net on the accompanying Consolidated Balance Sheets. Inter-company accounts and transactions have been eliminated.

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

Translation of Foreign Currencies. All balance sheet accounts of non–U.S. subsidiaries are translated at the exchange rate as of the end of the year and translation adjustments of foreign currency balance sheets are recorded as a component of Accumulated other comprehensive loss in shareholders’ equity. Income and expenses are translated at the average exchange rates during the year. Cumulative foreign currency translation adjustments, net of gains related to our net investment hedges, as of October 31, 2020, were a net loss of $4.1 million, net of tax, and are included in Accumulated other comprehensive loss. Foreign currency transaction gains and losses are recorded as income or expense as incurred and are recorded in Other expense, net.

Hedging. We are exposed to certain market risks relating to our ongoing business operations, including foreign currency risk, interest rate risk and credit risk. We manage our exposure to these and other market risks through regular operating and financing activities. Currently, the only risk that we manage through the use of derivative instruments is foreign currency risk.

We operate on a global basis and are exposed to the risk that our financial condition, results of operations, and cash flows could be adversely affected by changes in foreign currency exchange rates. To reduce the potential effects of foreign exchange rate movements on our net equity investment in one of our foreign subsidiaries, and the gross profit and net earnings of certain of our foreign subsidiaries, we enter into derivative financial instruments in the form of foreign exchange forward contracts with a major financial institution. We are primarily exposed to foreign currency exchange rate risk with respect to transactions and net assets denominated in Euros, Pounds Sterling, Indian Rupee, Singapore Dollars, Chinese Yuan, Polish Zloty, and New Taiwan Dollars.

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

Derivatives Designated as Hedging Instruments

We enter into foreign currency forward exchange contracts periodically to hedge certain forecasted inter–company sales and purchases denominated in foreign currencies (the Pound Sterling, Euro, and New Taiwan Dollar). The purpose of these instruments is to mitigate the risk that the U.S. Dollar net cash inflows and outflows resulting from sales and purchases denominated in foreign currencies will be adversely affected by changes in exchange rates. These forward contracts have been designated as cash flow hedge instruments, and are recorded in the Consolidated Balance Sheets at fair value in Derivative assets and Derivative liabilities. The effective portion of the gains and losses resulting from the changes in the fair value of these hedge contracts are deferred in Accumulated other comprehensive loss and recognized as an adjustment to Cost of sales and service in the period that the corresponding inventory sold that is the subject of the related hedge contract is recognized, thereby providing an offsetting economic impact against the corresponding change in the U.S. Dollar value of the inter–company sale or purchase being hedged. The ineffective portion of gains and losses resulting from the changes in the fair value of these hedge contracts is reported in Other expense, net immediately. We perform quarterly assessments of hedge effectiveness by verifying and documenting the critical terms of the hedge instrument and determining that forecasted transactions have not changed significantly. We also assess on a quarterly basis whether there have been adverse developments regarding the risk of a counterparty default.

We had forward contracts outstanding as of October 31, 2020, in Euros, Pounds Sterling, and New Taiwan Dollars with set maturity dates ranging from November 2020 through October 2021. The contract amount at forward rates in U.S. Dollars at October 31, 2020 for Euros and Pounds Sterling was $9.0 million and $3.1 million, respectively. The contract amount at forward rates in U.S. Dollars for New Taiwan Dollars was $13.9 million at October 31, 2020. At October 31, 2020, we had approximately $395,000 of gains, net of tax, related to cash flow hedges deferred in Accumulated other comprehensive loss. Of this amount, $262,000 represented unrealized gains, net of tax, related to cash flow hedge instruments that remain subject to currency fluctuation risk. The majority of these deferred gains will be recorded as an adjustment to Cost of sales and service in periods through October 2021, in which the corresponding inventory that is the subject of the related hedge contract is sold, as described above.

We are exposed to foreign currency exchange risk related to our investment in net assets in foreign countries. To manage this risk, we entered into a forward contract with a notional amount of €3.0 million in November 2019. We designated this forward contract as a hedge of our net investment in Euro denominated assets. We selected the forward method under FASB guidance related to the accounting for derivative instruments and hedging activities. The forward method requires all changes in the fair value of the contract to be reported as a cumulative translation adjustment, net of tax, in Accumulated other comprehensive loss in the same manner as the underlying hedged net assets. This forward contract matured in November 2020, and we entered into a new forward contract for the same notional amount that is set to mature in November 2021. As of October 31, 2020, we had a realized gain of $947,000 and an unrealized loss of $78,000, net of tax, recorded as cumulative translation adjustments in Accumulated other comprehensive loss, related to these forward contracts.

Derivatives Not Designated as Hedging Instruments

We enter into foreign currency forward exchange contracts to protect against the effects of foreign currency fluctuations on inter-company receivables, payables, and loans denominated in foreign currencies. These derivative instruments are not designated as hedges under FASB guidance and, as a result, changes in their fair value are reported currently as Other expense, net in the Consolidated Statements of Operations consistent with the transaction gain or loss on the related inter-company receivables, payables and loans denominated in foreign currencies.

We had forward contracts outstanding as of October 31, 2020, in Euros, Pound Sterling, and New Taiwan Dollars with set maturity dates ranging from November 2020 through October 2021. The contract amounts at forward rates in U.S. Dollars at October 31, 2020 for Euros and Pounds Sterling totaled $18.0 million. The contract amount at forward rates in U.S. Dollars for New Taiwan Dollars was $24.5 million at October 31, 2020.

Fair Value of Derivative Instruments

We recognize the fair value of derivative instruments as assets and liabilities on a gross basis on our Consolidated Balance Sheets. As of October 31, 2020 and October 31, 2019, all derivative instruments were recorded at fair value on the balance sheets as follows (in thousands):

	2020		2019
	Balance Sheet	Fair	Balance Sheet	Fair
Derivatives	Location	Value	Location	Value
Designated as Hedging Instruments:
Foreign exchange forward contracts	Derivative assets	$495	Derivative assets	$751
Foreign exchange forward contracts	Derivative liabilities	$279	Derivative liabilities	$99

Not Designated as Hedging Instruments:
Foreign exchange forward contracts	Derivative assets	$473	Derivative assets	$640
Foreign exchange forward contracts	Derivative liabilities	$593	Derivative liabilities	$289

Effect of Derivative Instruments on the Consolidated Balance Sheets, Statements of Changes in Shareholders’ Equity, and Statements of Operations

Derivative instruments had the following effects on our Consolidated Balance Sheets, Statements of Changes in Shareholders’ Equity, and Statements of Operations, net of tax, during the fiscal years ended October 31, 2020, 2019, and 2018 (in thousands):

				Location of
	Amount of Gain (Loss)			Gain (Loss)	Amount of Gain (Loss)
	Recognized in			Reclassified	Reclassified from
	Other Comprehensive			From Other	Other Comprehensive
	Income (Loss)			Comprehensive	Income (Loss)
Derivatives	2020	2019	2018	Income (Loss)	2020	2019	2018
Designated as Hedging Instruments:
(Effective Portion)
Foreign exchange forward contracts				Cost of sales
– Intercompany sales/purchases	$395	$615	$155	and service	$421	$235	$(1,355)
–Net Investment	$(64)	$128	$136

We did not recognize any gains or losses as a result of hedges deemed ineffective during fiscal years ended October 31, 2020, 2019, and 2018.

We recognized the following gains and losses in our Consolidated Statements of Operations during the fiscal years ended October 31, 2020, 2019, and 2018 on derivative instruments not designated as hedging instruments (in thousands):

		Amount of Gain (Loss)
	Location of Gain (Loss)	Recognized in Operations
Derivatives	Recognized in Operations	2020	2019	2018
Not Designated as Hedging Instruments:
Foreign exchange forward contracts	Other expense, net	$(171)	$514	$(963)

The following table presents the changes in the components of Accumulated other comprehensive loss, net of tax, for the fiscal years ended October 31, 2020 and 2019 (in thousands):

	Foreign	Cash
	Currency	Flow
	Translation	Hedges	Total
Balance, October 31, 2018	$(10,592)	$729	$(9,863)
Other comprehensive income (loss) before reclassifications	550	615	1,165
Reclassifications	—	(235)	(235)
Balance, October 31, 2019	$(10,042)	$1,109	$(8,933)
Other comprehensive income (loss) before reclassifications	5,969	395	6,364
Reclassifications	—	(421)	(421)
Balance, October 31, 2020	$(4,073)	$1,083	$(2,990)

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

Total depreciation and amortization expense recognized for property and equipment was $2.7 million for fiscal 2020, $2.6 million for fiscal 2019, and $2.5 million for fiscal 2018.

Revenue Recognition. We design, manufacture, and sell computerized machine tools.  Our computer control systems and software products are primarily sold as integral components of our computerized machine tool products.  We also provide machine tool components, automation integration equipment and solutions for job shops, software options, control upgrades, accessories and replacement parts for our products, as well as customer service, training, and applications support.

We recognize revenues from the sale of machine tools, components and accessories and services, and reflect the consideration to which we expect to be entitled.  We record revenues based on a five-step model in accordance with FASB guidance codified in Accounting Standards Codification (“ASC”) 606, “Revenue from Contracts with Customers” (“ASC 606”).  In accordance with ASC 606, we have defined contracts as agreements with our customers and distributors in the form of purchase orders, packing or shipping documents, invoices, and, periodically, verbal requests for components and accessories. For each contract, we identify our performance obligations, which is delivering goods or services, determine the transaction price, allocate the contract transaction price to each of the performance obligations (when applicable), and recognize the revenue when (or as) the performance obligation to the customer is fulfilled.  A good or service is transferred when the customer obtains control of that good or service. Our computerized machine tools are general purpose computer-controlled machine tools that are typically used in stand–alone operations. Prior to shipment, we test each machine to ensure the machine’s compliance with standard operating specifications. We deem that the customer obtains control upon delivery of the product and that obtaining control is not contingent upon contractual customer acceptance. Therefore, we recognize revenue from sales of our machine tool systems upon delivery of the product to the customer or distributor, which is normally at the time of shipment.

Depending upon geographic location, after shipment, a machine may be installed at the customer’s facilities by a distributor, independent contractor, or by one of our service technicians. In most instances where a machine is sold through a distributor, we have no installation involvement. If sales are direct or through sales agents, we will typically complete the machine installation, which consists of the reassembly of certain parts that were removed for shipping and the re-testing of the machine to ensure that it is performing within the standard specifications. We consider the machine installation process for our three-axis machines to be inconsequential and perfunctory. For our five-axis machines that we install, we estimate the fair value of the installation performance obligation and recognize that installation revenue on a prorata basis over the period of the installation process.

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

Product Warranty. Expected future product warranty claims are recorded to expense when the product is sold. Product warranty estimates are established using historical information about the nature, frequency, and average cost of warranty claims. Warranty claims are influenced by factors such as new product introductions, technological developments, the competitive environment, and the costs of component parts. Actual payments for warranty claims could differ from the amounts estimated, requiring adjustments to the liabilities in future periods. See Note 12 of these Notes to Consolidated Financial Statements for further discussion of warranties.

Research and Development Costs. The costs associated with research and development programs for new products and significant product improvements, other than software development costs, which are eligible for capitalization per FASB guidance, are expensed as incurred and are included in Selling, general, and administrative expenses. Research and development expenses totaled $3.5 million, $4.4 million, and $4.7 million, in fiscal 2020, 2019, and 2018, respectively.

Software Development Costs. We sell software products that are essential to our machine tools. Costs incurred to develop computer software products and significant enhancements to software features of existing products to be sold or otherwise marketed are capitalized, after technological feasibility is established. Software development costs are amortized on a straight–line basis over the estimated product life of the related software, which ranges from three to five years. We capitalized costs related to software development projects of $1.0 million in fiscal 2020, $1.8 million in fiscal 2019, and $2.3 million in fiscal 2018.  Amortization expense for software development costs was $1.5 million, $1.0 million, and $1.1 million, for the fiscal years ended October 31, 2020, 2019, and 2018, respectively. Accumulated amortization at October 31, 2020 and 2019 was $21.0 million and $19.5 million, respectively.

Estimated amortization expense for the remaining unamortized software development costs for the fiscal years ending October 31, is as follows (in thousands):

Fiscal Year	Amortization Expense
2021	$1,369
2022	1,883
2023	1,742
2024	1,503
2025 and thereafter	1,343

Goodwill and Intangible Assets. Goodwill and indefinite-lived intangibles arising from a business combination are not amortized and charged to expense over time. Instead, goodwill and indefinite-lived intangibles must be reviewed for impairment annually as of the last day of our third fiscal quarter, or more frequently, if circumstances arise indicating potential impairment. For goodwill, if the carrying amount of the reporting unit containing the goodwill exceeds the fair value of that reporting unit, an impairment loss is recognized for that excess, but only to the extent of the goodwill amount allocated to that reporting unit.

We have a total of $4.9 million of goodwill for our single reporting unit, arising from the acquisitions of ProCobots, LLC (“ProCobots”) ($2.5 million) in 2019, LCM Precision Technology S.r.l. (“LCM”) ($2.2 million) in 2013, and our wholly-owned distributor located in Michigan ($0.2 million) in 2008.  The adverse change in the business climate resulting from the COVID-19 pandemic created triggering events during the second quarter of fiscal 2020, which warranted our review of these assets for potential impairment.  With the assistance of a third-party expert, we developed a discounted cash flow model, which included projected growth rates and an appropriate market-participant discount rate, to compute the fair value of the reporting unit as of April 30, 2020.  In addition, the fair value determined was also compared to the value obtained using a market approach from guideline public company multiples.  The computed fair value of the reporting unit was in excess of our book value of equity as of April 30, 2020, and, therefore, we determined that goodwill and indefinite lived assets were not impaired at that time.

Due to the prolonged ongoing uncertainty in the global markets as a result of the COVID-19 pandemic and the net loss for fiscal 2020, we believed there was a risk that the total cash flow projections of this reporting unit could fall short of its previous projections,  As such, we reperformed the goodwill impairment test as of October 31, 2020 using a similar discounted cash flow model.  As a result of the net loss for fiscal 2020 and the delayed timing of the recovery period, the total cash flow projected at October 31, 2020 fell short of those projected at April 30, 2020, causing the fair value of the reporting unit to fall below our book value of equity as of October 31, 2020, thus, resulting in a full impairment loss of $4.9 million.

The changes in the carrying amounts of goodwill for the fiscal year ended October 31, 2020 were as follows (in thousands):

Balance as of October 31, 2019	$5,847
Changes in goodwill acquired	(972)
Goodwill impairment	(4,903)
Impact of foreign currency translation	28
Balance as of October 31, 2020	$0

For indefinite-lived intangible assets, if the carrying amount exceeds the fair value, an impairment loss is recognized in an amount equal to that excess. Intangible assets that are determined to have a finite life are amortized over their estimated useful lives and are also subject to review for impairment, if indicators of impairment are identified. There were no impairments recognized with respect to the carrying value of intangible assets for the years ended October 31, 2020, 2019, or 2018.

As of October 31, 2020, the balances of intangible assets, other than goodwill, were as follows (in thousands):

	Weighted
	Average		Gross
	Amortization		Intangible	Accumulated	Net Intangible
	Period		Assets	Amortization	Assets
Tradenames and trademarks	indefinite		$177	$—	$177
Tradenames and trademarks	14	years	765	(181)	584
Customer relationships	15	years	374	(199)	175
Technology	13	years	713	(402)	311
Noncompete	5	years	580	(145)	435
Patents	6	years	2,972	(2,837)	135
Other	8	years	397	(368)	29
Total			$5,978	$(4,132)	$1,846

As of October 31, 2019, the balances of intangible assets, other than goodwill, were as follows (in thousands):

	Weighted
	Average		Gross
	Amortization		Intangible	Accumulated	Net Intangible
	Period		Assets	Amortization	Assets
Tradenames and trademarks	indefinite		$60	$—	$60
Tradenames and trademarks	13	years	408	(114)	294
Customer relationships	15	years	372	(173)	199
Technology	13	years	683	(333)	350
Patents	6	years	2,972	(2,813)	159
Other	8	years	375	(341)	34
Total			$4,870	$(3,774)	$1,096

Intangible asset amortization expense was $358,000, $117,000, and $107,000 for fiscal 2020, 2019, and 2018, respectively. Annual intangible asset amortization expense is estimated to be $280,000 per year for fiscal years 2021 through 2025.

Impairment of Long–Lived Assets. Annually, or when there are indicators of impairment, we evaluate the carrying value of long–lived assets to be held and used, including property and equipment, software development costs, and intangible assets, including goodwill, when events or circumstances warrant such a review. The carrying value of a long-lived asset (or group of assets) to be held and used is considered impaired when the anticipated separately identifiable undiscounted cash flows from such an asset (or group of assets) are less than the carrying value of the asset (or group of assets).  The adverse change in the business climate resulting from the COVID-19 pandemic created triggering events during the second quarter of fiscal 2020, which warranted our review of these assets for potential impairment as of April 30, 2020.  We determined that we have a single asset group due to the interdependent nature of our operations.  We estimated the cash flows during the remaining useful life of the primary asset, and our undiscounted cash flow was in excess of the book value of our single asset group, and therefore, there was no impairment indications for our long-lived assets for the period ended April 30, 2020.

Due to the prolonged ongoing uncertainty in the global markets as a result of the COVID-19 pandemic and the net loss for fiscal 2020, we believed there was a risk that the total cash flow projections could fall short of its previous projections,  As such, we reevaluated the cash flows during the remaining useful life of the primary asset as of October 31, 2020.  The result indicated that our undiscounted cash flow continued to be in excess of the book value of our single asset group, and therefore, there was no impairment indications for our long-lived assets for the period ended October 31, 2020.  Thus, there was no impairment recognized with respect to the carrying values of long-lived assets for the years ended October 31, 2020, 2019, or 2018.

Earnings Per Share. Basic earnings per share is calculated by dividing net income (loss) by the weighted–average number of common shares actually outstanding during the period. Diluted earnings per share assumes the issuance of additional shares of common stock upon exercise of all outstanding stock options and contingently issuable securities if the effect is dilutive, in accordance with the treasury stock method discussed in FASB guidance on “Earnings Per Share.”

The following table presents a reconciliation of our basic and diluted earnings per share computation:

	Fiscal Year Ended October 31,
	2020		2019		2018
(in thousands, except per share amounts)	Basic	Diluted	Basic	Diluted	Basic	Diluted
Net income (loss)	$(6,247)	$(6,247)	$17,495	$17,495	$21,490	$21,490
Undistributed earnings (loss) allocated to participating shares	66	66	(147)	(147)	(132)	(132)
Net income (loss) applicable to common shareholders	$(6,181)	$(6,181)	$17,348	$17,348	$21,358	$21,358

Weighted average shares outstanding	6,670	6,670	6,759	6,759	6,700	6,700
Stock options and contingently issuable securities	—	—	—	56	—	71
	6,670	6,670	6,759	6,815	6,700	6,771
Income (loss) per share	$(0.93)	$(0.93)	$2.57	$2.55	$3.19	$3.15

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

The determination of our provision for income taxes requires judgment, the use of estimates, and the interpretation and application of complex federal, state and foreign tax laws. Our provision for income taxes reflects a combination of income earned and taxed at the federal and state level in the U.S., as well as in various foreign jurisdictions.

In addition to the risks to the effective tax rate described above, the future effective tax rate reflected in forward–looking statements is based on currently effective tax laws. Significant changes in those laws could materially affect these estimates.

We operate in multiple jurisdictions through wholly-owned subsidiaries, and our global structure is complex. The estimates of our uncertain tax positions involve judgments and assessment of the potential tax implications. We recognize uncertain tax positions when it is more likely than not that the tax position will be sustained upon examination by relevant taxing authorities, based on the technical merits of the position. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Our tax positions are subject to audit by taxing authorities across multiple global jurisdictions, and the resolution of such audits may span multiple years. Tax law is complex and often subject to varied interpretations.  Accordingly, the ultimate outcome with respect to taxes we may owe may differ from the amounts recognized.

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

2.     BUSINESS OPERATIONS

Nature of Business. We design, manufacture, and sell computerized CNC machine tools, computer control systems and software products, machine tool components, automation integration equipment and solutions for job shops, software options, control upgrades, accessories and replacement parts for our products, as well as customer service, training, and applications support, to companies in the metal cutting industry through a worldwide sales, service, and distribution network. The machine tool industry is highly cyclical and changes in demand can occur abruptly in the geographic markets we serve. As a result of this cyclicality, we have experienced significant fluctuations in our sales, which, in periods of reduced demand, have adversely affected our results of operations and financial condition.

The end market for our products consists primarily of precision tool, die and mold manufacturers, independent job shops, and specialized short–run production applications within large manufacturing operations. Industries served include: aerospace, defense, medical equipment, energy, automotive/transportation, electronics, and computer industries. Our products are sold principally through more than 200 independent agents and distributors throughout the Americas, Europe and Asia. We also have our own direct sales and service organizations in China, France, Germany, India, Italy, the Netherlands, Poland, Singapore, Taiwan, the United Kingdom, and certain areas of the United States.

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

Manufacturing Risk. At present, our wholly–owned subsidiaries, Hurco Manufacturing Limited (“HML”), Ningbo Hurco Machine Tool Co., Ltd. (“NHML”), and Milltronics USA, Inc. (“Milltronics”) produce the vast majority of our machine tools for all three brands, Hurco, Milltronics, and Takumi. In addition, we manufacture electro–mechanical components and accessories for machine tools through our wholly–owned subsidiary, LCM. HML, NHML, Milltronics, and LCM manufacture their products in Taiwan, China, the U.S., and Italy, respectively. Any interruption in manufacturing at any of these locations would have an adverse effect on our financial operating results. Interruption in manufacturing at one of these locations could result from a change in the political environment or a natural disaster, such as trade wars or tariffs, or an earthquake, typhoon, or tsunami. Any interruption with one of our other third-party key suppliers may also have an adverse effect on our operating results and our financial condition.

3.     INVENTORIES

Inventories as of October 31, 2020 and 2019 are summarized below (in thousands):

	2020	2019
Purchased parts and sub–assemblies	$30,390	$32,074
Work–in–process	12,635	20,901
Finished goods	106,839	95,876
	$149,864	$148,851

Finished goods inventory consigned to our distributors and agents throughout the Americas, Europe, and Asia was $17.2 million and $12.0 million as of October 31, 2020 and 2019, respectively.

4.     ACQUISITION OF BUSINESS

On August 5, 2019, we (through a newly-formed subsidiary, ProCobots) acquired substantially all of the assets of a U.S.-based automation integration company for approximately $4.4 million.  This acquired business provides automation solutions that can be integrated with any machine tool.

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

The following table summarizes the allocation of  the opening balance sheet of ProCobots as of August 5, 2019 (in thousands):

	Initial Allocation	Adjustments	Final Allocation
Current assets	$349	$—	$349
Property plant and equipment	452	—	452
Intangibles	148	972	1,120
Goodwill	3,500	(972)	2,528
Total assets	4,449	—	4,449

Current liabilities	96	—	96
Total liabilities	96	—	96

Total purchase price and cash expended	$4,353	$—	$4,353

Intangible assets of $1.1 million were recorded as a result of the purchase.  The fair value of the intangible assets was based upon a discounted cash flow method that involves inputs that are not observable in the market (Level 3).  Intangible assets are amortized primarily using a straight-line methodology.  The intangible assets consisted of the following (in thousands):

		Remaining Economic Useful Life
Trademark/name	$520	15
Noncompete	580	5
Other	20	1
	1,120

The excess purchase price over the fair value of the assets acquired and the liabilities assumed was recorded as goodwill in the amount of $2.5 million. Goodwill recognized in the acquisition relates primarily to expanding our current product offering.  The amount recorded as goodwill will be fully deductible for tax purposes.

As of October 31, 2020, we have recognized an impairment loss for the full $2.5 million of goodwill relating to ProCobots.  See Note 1 of these Notes to Consolidated Financial Statements for further information.

The results of operations of ProCobots have been included in the consolidated financial statements from the date of acquisition.

5.     CREDIT AGREEMENTS AND BORROWINGS

On December 31, 2018, we and our subsidiary Hurco B.V. entered into a new credit agreement, which was amended by that certain First Amendment dated March 13, 2020 and that certain Second Amendment dated December 23, 2020 (as amended, the “2018 Credit Agreement”), with Bank of America, N.A., as the lender. The 2018 Credit Agreement provides for an unsecured revolving credit and letter of credit facility in a maximum aggregate amount of $40.0 million. The 2018

Credit Agreement provides that the maximum amount of outstanding letters of credit at any one time may not exceed $10.0 million, the maximum amount of outstanding loans made to our subsidiary Hurco B.V. at any one time may not exceed $20.0 million, and the maximum amount of all outstanding loans denominated in alternative currencies at any one time may not exceed $20.0 million.  Under the 2018 Credit Agreement, we and Hurco B.V. are borrowers, and certain of our other subsidiaries are guarantors. The scheduled maturity date of the 2018 Credit Agreement is December 31, 2021.

Borrowings under the 2018 Credit Agreement bear interest at floating rates based on, at our option, either (i) a LIBOR–based rate, or other alternative currency–based rate approved by the lender, plus 1.25% per annum, or (ii) a base rate (which is the highest of (a) the federal funds rate plus 0.50%, (b) the prime rate or (c) the one month LIBOR–based rate plus 1.00%), plus 0.00% per annum. Outstanding letters of credit will carry an annual rate of 1.25%.

The 2018 Credit Agreement contains customary affirmative and negative covenants and events of default, including covenants (1) restricting us from making certain investments, loans, advances and acquisitions (but permitting us to make investments in subsidiaries of up to $10.0 million); (2) restricting us from making certain payments, including (a) cash dividends, except that we may pay cash dividends as long as immediately before and after giving effect to such payment, the sum of the unused amount of the commitments under the 2018 Credit Agreement plus our cash on hand is not less than $10.0 million, and as long as we are not in default before and after giving effect to such dividend payments and (b) payments made to repurchase shares of our common stock, except that we may repurchase shares of our common stock as long as we are not in default before and after giving effect to such repurchases and the aggregate amount of payments made by us for all such repurchases during any fiscal year does not exceed $10.0 million; (3) requiring that we maintain a minimum working capital of $125.0 million; (4) requiring that we maintain a minimum tangible net worth of $170.0 million; and (5) providing that if the total amount of indebtedness outstanding owed by the Company and its Taiwanese and Chinese subsidiaries to the lender or its affiliates (the “Specified Outstanding Amount”) exceeds $25.0 million, then the Company will not permit the amount of unrestricted cash-on-hand of the Company and its subsidiaries to be less than the Specified Outstanding Amount.  We may use the proceeds from advances under the 2018 Credit Agreement for general corporate purposes.

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

As a result, as of October 31, 2020, our existing credit facilities consisted of our €1.5 million revolving credit facility in Germany, the 150 million New Taiwan Dollars Taiwan credit facility, the 32.5 million Chinese Yuan China credit facility and the $40.0 million revolving credit facility under the 2018 Credit Agreement.

As of October 31, 2020, there were no borrowings under any of our credit facilities and there was $51.8 million of available borrowing capacity thereunder.

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

In accordance with this guidance, the following table represents the fair value hierarchy for our financial assets and liabilities measured at fair value as of October 31, 2020 and 2019 (in thousands):

	Assets		Liabilities
	October 31,	October 31,	October 31,	October 31,
	2020	2019	2020	2019
Level 1
Deferred compensation	$1,868	$1,991	$—	$—

Level 2
Derivatives	$968	$1,391	$872	$388

Recurring Fair Value Measurements

Included in Level 1 assets are mutual fund investments under a nonqualified deferred compensation plan. We estimate the fair value of these investments on a recurring basis using market prices which are readily available.

Included as Level 2 fair value measurements are derivative assets and liabilities related to gains and losses on foreign currency forward exchange contracts entered into with a third party. We estimate the fair value of these derivatives on a recurring basis using foreign currency exchange rates obtained from active markets. Derivative instruments are reported in the accompanying consolidated financial statements at fair value. We have derivative financial instruments in the form of foreign currency forward exchange contracts as described in Note 1 of Notes to Consolidated Financial Statements in which the U.S. Dollar equivalent notional amount of these contracts was $70.8 million and $108.6 million at October 31, 2020 and 2019, respectively.

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

7.     INCOME TAXES

We account for income taxes using the asset and liability method. Under this method, the (benefit) provision for income taxes represents income taxes payable or refundable for the current year plus the change in deferred taxes during the year.  On March 27, 2020, the  U.S. Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted in response to COVID-19 pandemic. The CARES Act, among other things, allows net operating losses arising in taxable years beginning after December 31, 2017 and before January 1, 2021, to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes, permits net operating loss carryovers and carrybacks to offset 100 percent of taxable income for taxable years beginning before January 1, 2021. Any net operating losses arising in taxable years beginning after December 31, 2017 and before January 1, 2021, are created in years that have a 21.0% federal income tax rate. If these net operating losses are carried back to years prior to December 31, 2017, the resulting refund would be in years with a 34.0% federal income tax rate.  We are planning to carry back our taxable loss in the U.S. for fiscal 2020 under the provisions of the CARES Act and has recorded a tax benefit in the current year at 34%.

The 2019 rate and 2018 rate reflect several effects associated with the U.S. Tax Cuts and Jobs Act (the “Tax Reform Act”), which was enacted in December 2017. The Tax Reform Act significantly revised the U.S. corporate income tax regime by, among other things, lowering the U.S. corporate tax rate from 35% to 21% effective January 1, 2018, implemented a modified territorial tax system from a global system by adding provisions related to Global Intangible Low Taxed Income (“GILTI”) and Foreign-derived Intangible Income (”FDII”) among other provisions. These provisions under the Tax Reform Act became effective for our fiscal 2019.  The Tax Reform Act also imposed a one-time transition tax which was recorded in the fiscal 2018, on deemed repatriation of historical earnings of foreign subsidiaries.

The components of income (loss) before taxes are (in thousands):

	Year Ended October 31,
	2020	2019	2018
Income (loss) before income taxes:
Domestic	$(11,681)	$9,793	$14,101
Foreign	878	13,531	18,395
	$(10,803)	$23,324	$32,496

The components of income tax provision (benefit) are (in thousands):

	Year Ended October 31,
	2020	2019	2018
Current:
U.S. taxes	$(4,932)	$1,854	$6,333
Foreign taxes	923	3,715	5,203
	(4,009)	5,569	11,536
Deferred:
U.S. taxes	(256)	(31)	(326)
Foreign taxes	(291)	291	(204)
	(547)	260	(530)
	$(4,556)	$5,829	$11,006

A comparison of income tax expense at the U.S. statutory rate to the Company’s effective tax rate is as follows:

	Year Ended October 31,
	2020	2019	2018

U.S. statutory rate	21%	21%	23%
Effect of tax rate of international jurisdictions different than U.S. statutory rates	3%	4%	2%
Valuation allowance	0%	1%	0%
State taxes	2%	1%	0%
Tax credits	1%	(2)%	(1)%
Effect of tax rate changes	0%	0%	4%
Transition tax	0%	(1)%	7%
US tax on distributed and undistributed earnings	0%	3%	0%
US benefit of foreign intangible income	0%	(3)%	0%
Impact of CARES act	16%	0%	0%
Other	(1)%	1%	(1)%
Effective tax rate	42%	25%	34%

The Tax Reform Act also made comprehensive changes to U.S. federal income tax laws by moving from a global to a modified territorial tax regime.  As a result, cash repatriated to the U.S. is generally no longer subject to U.S federal income tax. On October 31, 2020, undistributed earnings of our foreign subsidiaries are expected to be permanently reinvested or otherwise retained for continuing operations. Accordingly, we have not provided for any withholding taxes on the undistributed earnings of our foreign subsidiaries beginning January 1, 2018.

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

As of October 31, 2020, we had deferred tax assets established for accumulated net operating loss carryforwards of $2.0 million, primarily related to certain states in the U.S. and foreign jurisdictions. We also had deferred tax assets for tax credits of $0.9 million. We have established a valuation allowance against some of these carryforwards due to the uncertainty of their full realization.  As of October 31, 2020 and 2019, the balance of this valuation allowance was $2.2 million for each fiscal year.

Significant components of our deferred tax assets and liabilities at October 31, 2020 and 2019 were as follows (in thousands):

	October 31,
	2020	2019
Deferred Tax Assets:
Accrued inventory reserves	$1,241	$1,224
Accrued warranty expenses	248	363
Compensation related expenses	1,849	2,723
Unrealized exchange gain/loss	14	143
Other accrued expenses	226	170
Net operating loss carryforwards	1,957	1,380
Other credit carryforwards	887	766
Operating lease liabilities	2,736	—
Goodwill and intangibles	1,019	99
Other	183	194
	10,360	7,062
Less: Valuation allowance – net operating loss and other credit carryforwards	(2,164)	(2,227)
Deferred tax assets	8,196	4,835

Deferred Tax Liabilities:
Net derivative instruments	(305)	(313)
Property and equipment and capitalized software development costs	(2,563)	(2,632)
Operating lease - right of use assets	(2,666)	—
Other	(314)	(204)
Net deferred tax assets	$2,348	$1,686

As of October 31, 2020, we had net operating loss carryforwards for international and U.S. income tax purposes of $6.8 million, of which $5.1 million related to foreign jurisdictions will expire within 5 years beginning in fiscal 2021 and $1.7 million will expire between 5 and 20 years. We also had tax credits of $0.9 million that will expire between years 2021 and 2030.

A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding the related accrual for interest or penalties, is as follows (in thousands):

	2020	2019	2018
Balance, beginning of year	$193	$180	$1,101
Additions based on tax positions related to the current year	9	36	37
Additions (reductions) related to prior year tax positions	(2)	—	(945)
Reductions due to statute expiration	(32)	(23)	(18)
Other	—	—	5
Balance, end of year	$168	$193	$180

The entire balance of the unrecognized tax benefits and related interest at October 31, 2020, if recognized, could affect the effective tax rate in future periods.

We recognize accrued interest and penalties related to unrecognized tax benefits as components of our income tax provision. As of October 31, 2020, the amount of interest accrued, reported in other liabilities, was approximately $36,000 which did not include the federal tax benefit of interest deductions. The statute of limitations with respect to unrecognized tax benefits will expire between August 2021 and August 2024.

We file U.S. federal and state income tax returns, as well as tax returns in several foreign jurisdictions. Currently, our subsidiary in France is under tax audit for fiscal years 2018 and 2019.

A summary of open tax years by major jurisdiction is presented below:

United States federal	Fiscal 2017 through the current period
Germany¹	Fiscal 2018 through the current period
Taiwan	Fiscal 2018 through the current period
¹	Includes federal as well as state, provincial or similar local jurisdictions, as applicable.

8.     EMPLOYEE BENEFITS

We have defined contribution plans that include a majority of our U.S. employees, under which our matching contributions are primarily discretionary. The purpose of these plans is generally to provide additional financial security during retirement by providing employees with an incentive to save throughout their employment. Our contributions and related expense totaled $1.3 million, $1.4 million, $1.2 million, for the fiscal years ended October 31, 2020, 2019, and 2018, respectively.

9.     STOCK–BASED COMPENSATION

In March 2016, we adopted the Hurco Companies, Inc. 2016 Equity Incentive Plan (the “2016 Equity Plan”), which allows us to grant awards of stock options, stock appreciation rights, restricted stock, stock units and other stock–based awards. The 2016 Equity Plan replaced the Hurco Companies, Inc. 2008 Equity Incentive Plan (the “2008 Equity Plan”) and is the only active plan under which equity awards may be made by us to our employees and non–employee directors. No further awards will be made under our 2008 Equity Plan. The total number of shares of our common stock that may be issued pursuant to awards under the 2016 Equity Plan is 856,048, which includes 386,048 shares remaining available for future grants under the 2008 Equity Plan as of March 10, 2016, the date our shareholders approved the 2016 Equity Plan.

The Compensation Committee of our Board of Directors has the authority to determine the officers, directors and key employees who will be granted awards under the 2016 Equity Plan; designate the number of shares subject to each award; determine the terms and conditions upon which awards will be granted; and prescribe the form and terms of award agreements. We have granted restricted shares and performance units under the 2016 Equity Plan that are currently outstanding, and we have granted stock options under the 2008 Equity Plan that are currently outstanding. No stock option may be exercised more than ten years after the date of grant or such shorter period as the Compensation Committee may determine at the date of grant. The market value of a share of our common stock, for purposes of the 2016 Equity Plan, is the closing sale price as reported by the Nasdaq Global Select Market on the date in question or, if not a trading day, on the last preceding trading date.

A summary of the status of the options as of October 31, 2020, 2019 and 2018 and the related activity for the year is as follows:

	Shares Under	Weighted Average Grant
	Option	Date Fair Value
Balance October 31, 2017	78,725	$20.97
Granted	—	—
Cancelled	—	—
Expired	—	—
Exercised	(41,680)	$20.33
Balance October 31, 2018	37,045	$21.69
Granted	—	—
Cancelled	—	—
Expired	—	—
Exercised	—	—
Balance October 31, 2019	37,045	$21.69
Granted	—	—
Cancelled	—	—
Expired	—	—
Exercised	(3,738)	18.13
Balance October 31, 2020	33,307	$22.09

The total intrinsic value of stock options exercised during the twelve months ended October 31, 2020, 2019 and 2018 was approximately $44,000, $0, and $847,000, respectively.

As of October 31, 2020, the total intrinsic value of stock options that were outstanding and exercisable was $258,000. Stock options outstanding and exercisable on October 31, 2020, were as follows:

		Weighted Average	Weighted Average
Range of Exercise	Shares Under	Exercise Price Per	Remaining Contractual
Prices Per Share	Option	Share	Life in Years
Outstanding and Exercisable
21.45	21,748	21.45	0.73
23.30	11,559	23.30	0.73
$21.45 - 23.30	33,307	$22.09	1.47

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

On January 2, 2020, the Compensation Committee determined the degree to which the long-term incentive compensation arrangement approved for the fiscal 2017-2019 performance period was attained, and the resulting payout level relative to the target amount for each of the metrics that were established by the Compensation Committee in 2017.  As a result, the Compensation Committee determined that a total of 28,979 performance stock units (“PSUs”) were earned by our executive officers, which PSUs vested on January 2, 2020.  The vesting date fair value of the PSUs was based on the closing sales price of our common stock on the vesting date, which was $37.79 per share.

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

On March 14, 2019, the Compensation Committee granted a total of 11,824 shares of time–based restricted stock to our non–employee directors. The restricted shares vest in full one year from the date of grant provided the recipient remains on the board of directors through that date. The grant date fair value of the restricted shares was based on the closing sales price of our common stock on the grant date, which was $40.58 per share.

On January 2, 2019, the Compensation Committee determined the degree to which the long–term incentive compensation arrangement approved for the fiscal 2016–2018 performance period was attained, and the resulting payout level relative to the target amount for each of the metrics that were established by the Compensation Committee in 2016. As a result, the Compensation Committee determined that a total of 32,559 performance shares were earned by our executive officers, which performance shares vested on January 2, 2019. The vesting date fair value of the performance shares was based on the closing sales price of our common stock on the vesting date, which was $36.08 per share.

On January 2, 2019, the Compensation Committee also approved a long–term incentive compensation arrangement for our executive officers in the form of restricted shares and PSUs under the 2016 Equity Plan, which will be payable in shares of our common stock if earned and vested. The awards were approximately 25% time–based vesting and approximately 75% performance–based vesting. The three-year performance period for the PSUs is fiscal 2019 through fiscal 2021.

On that date, the Compensation Committee granted a total of 21,825 shares of time–based restricted stock to our executive officers. The restricted shares vest in thirds over three years from the date of grant provided the recipient remains employed through that date. The grant date fair value of the restricted shares was based upon the closing sales price of our common stock on the date of grant, which was $36.08 per share.

On January 2, 2019, the Compensation Committee also granted a total target number of 30,943 PSUs to our executive officers designated as “PSU – TSR”. These PSUs were weighted as approximately 40% of the overall 2019 executive long–term incentive compensation arrangement and will vest and be paid based upon the total shareholder return of our common stock over the three-year period of fiscal 2019–2021, relative to the total shareholder return of the companies in a specified peer group over that period. Participants will have the ability to earn between 50% of the target number of the PSUs – TSR for achieving threshold performance and 200% of the target number of the PSUs – TSR for achieving maximum performance. The grant date fair value of the PSUs – TSR was $40.72 per PSU and was calculated using the Monte Carlo approach.

On January 2, 2019, the Compensation Committee also granted a total target number of 30,557 PSUs to our executive officers designated as “PSU – ROIC”. These PSUs were weighted as approximately 35% of the overall 2019 executive long–term incentive compensation arrangement and will vest and be paid based upon the achievement of pre–established goals related to our average return on invested capital over the three-year period of fiscal 2019–2021. Participants will have the ability to earn between 50% of the target number of the PSUs – ROIC for achieving threshold performance and 200% of the target number of the PSUs – ROIC for achieving maximum performance. The grant date fair value of the PSUs – ROIC was based on the closing sales price of our common stock on the grant date, which was $36.08 per share.

On November 14, 2018, the Compensation Committee granted a total of 7,200 shares of time–based restricted stock to our non–executive employees. The restricted shares vest in thirds over three years from the date of grant provided the recipient remains employed through that date. The grant date fair value of the restricted shares was based upon the closing sales price of our common stock on the date of grant, which was $40.01 per share.

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

On January 3, 2018, the Compensation Committee determined the degree to which the long–term incentive compensation arrangement approved for the fiscal 2015–2017 performance period was attained, and the resulting payout level relative to the target amount for each of the metrics that were established by the Compensation Committee in 2015. As a result, the Compensation Committee determined that a total of 23,299 performance shares were earned by our executive officers, which performance shares vested on January 3, 2018. The vesting date fair value of the performance shares was based on the closing sales price of our common stock on the vesting date, which was $42.20 per share. All related stock–based compensation cost for these vested performance shares was expensed accordingly during the three-year performance period ended October 31, 2017.

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

On January 3, 2018, the Compensation Committee also granted a total target number of 21,891 PSUs to our executive officers designated as “PSU – TSR”. These PSUs were weighted as approximately 40% of the overall 2018 executive long–term incentive compensation arrangement and will vest and be paid based upon the total shareholder return of our common stock over the three-year period of fiscal 2018–2020, relative to the total shareholder return of the companies in a specified peer group over that period. Participants will have the ability to earn between 50% of the target number of the PSUs – TSR for achieving threshold performance and 200% of the target number of the PSUs – TSR for achieving maximum performance. The grant date fair value of the PSUs – TSR was $45.68 per PSU and was calculated using the Monte Carlo approach.

On January 3, 2018, the Compensation Committee also granted a total target number of 20,734 PSUs to our executive officers designated as “PSU – ROIC”. These PSUs were weighted as approximately 35% of the overall 2018 executive long–term incentive compensation arrangement and will vest and be paid based upon the achievement of pre–established goals related to our average return on invested capital over the three-year period of fiscal 2018–2020. Participants will have the ability to earn between 50% of the target number of the PSUs – ROIC for achieving threshold performance and 200% of the target number of the PSUs – ROIC for achieving maximum performance. The grant date fair value of the PSUs – ROIC was based on the closing sales price of our common stock on the grant date, which was $42.20 per share.

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

A reconciliation of our restricted stock, performance share and PSU activity and related information is as follows:

		Weighted Average Grant
	Number of Shares	Date Fair Value
Unvested at October 31, 2019	200,482	$39.62
Shares or units granted	102,761	37.54
Shares or units vested	(47,750)	38.35
Shares or units cancelled	(10,164)	40.88
Shares withheld	(13,369)	37.38
Unvested at October 31, 2020	231,960	$39.03

During fiscal 2020, 2019, and 2018, we recorded approximately $2.1 million, $2.7 million, and $2.5 million, respectively, of stock–based compensation expense related to grants under the 2008 Equity Plan and the 2016 Equity Plan. As of October 31, 2020, there was an estimated $2.8 million of total unrecognized stock–based compensation cost that we expect to recognize by the end of the first quarter of fiscal 2023.

10.     RELATED PARTY TRANSACTIONS

As of October 31, 2020, we owned approximately 35% of the outstanding shares of a Taiwanese–based contract manufacturer, Hurco Automation, Ltd. (“HAL”). HAL’s scope of activities includes the design, manufacture, sales, and distribution of industrial automation products, software systems, and related components, including control systems and components produced under contract for sale exclusively to us. We are accounting for this investment using the equity method. The investment of $4.4 million and $4.2 million at October 31, 2020 and 2019, respectively, is included in Investments and other assets, net on the Consolidated Balance Sheets. Purchases of controls from HAL amounted to $6.2 million, $8.5 million, and $11.3 million in fiscal 2020, 2019 and 2018, respectively. Sales of control component parts to HAL were $265,000, $198,000 and $197,000 for the fiscal years ended October 31, 2020, 2019, and 2018, respectively. Trade payables to HAL were $1.3 million and $938,000 at October 31, 2020 and 2019, respectively. Trade receivables from HAL were $25,000 and $22,000 at October 31, 2020 and 2019, respectively.

Summary unaudited financial information for HAL’s operations and financial condition is as follows (in thousands):

	2020	2019	2018
Net Sales	$10,096	$15,957	$17,841
Gross Profit	1,418	2,322	2,944
Operating Income	160	992	1,534
Net Income	265	1,490	1,845

Current Assets	$12,436	$12,019	$12,870
Non–current Assets	6,152	5,560	4,579
Current Liabilities	3,708	3,674	4,666

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

12.     GUARANTEES AND PRODUCT WARRANTIES

From time to time, our subsidiaries guarantee third party payment obligations in connection with the sale of machines to customers that use financing. We follow FASB guidance for accounting for guarantees (codified in ASC 460). As of October 31, 2020, we had 14 outstanding third party payment guarantees totaling approximately $0.4 million. The terms of these guarantees are consistent with the underlying customer financing terms. Upon shipment of a machine, the customer assumes the risk of ownership. The customer does not obtain title, however, until it has paid for the machine. A retention of title clause allows us to recover the machine if the customer defaults on the financing. We accrue liabilities under these guarantees at fair value, which amounts are insignificant.

We provide warranties on our products with respect to defects in material and workmanship. The terms of these warranties are generally one year for machines and shorter periods for service parts. We recognize a reserve with respect to this obligation at the time of product sale, with subsequent warranty claims recorded against the reserve. The amount of the warranty reserve is determined based on historical trend experience and any known warranty issues that could cause future warranty costs to differ from historical experience. A reconciliation of the changes in our warranty reserve for each of the last three fiscal years is as follows (in thousands):

	2020	2019	2018
Balance, beginning of year	$1,760	$2,497	$1,772
Provision for warranties during the year	2,075	2,246	4,121
Charges to the accrual	(2,669)	(2,991)	(3,326)
Impact of foreign currency translation	34	8	(70)
Balance, end of year	$1,200	$1,760	$2,497

The decreases in our warranty reserve from fiscal 2019 to fiscal 2020 and from fiscal 2018 to fiscal 2019 were primarily due to a decrease in the number of machines under warranty resulting from decreased sales volume.

13.     LEASES

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

Upon adoption of ASC 842, we utilized the following elections and practical expedients:

●	We elected to combine non-lease components with lease components.
●	If at the lease commencement date, a lease has a lease term of 12 months or less and does not include a purchase option that is reasonably certain to be exercised, we have elected not to apply ASC 842 recognition requirements. Nonetheless, we intend to include leases of less than 12 months within the updated footnote disclosures, if material.
●	We elected not to use the portfolio method if we enter into a large number of leases in the same month with the same terms and conditions.

●	As we have applied the new transition method allowed per ASU 2018-11, we have elected not to reassess arrangements entered into prior to November 1, 2019 for whether an arrangement is or contains a lease, the lease classification applied or to separate initial direct costs.
●	We elected not to use hindsight in determining the lease term for lease contracts that have historically been renewed or amended.

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

We record a right-of-use asset and lease liability on our Consolidated Balance Sheets for all leases for which we are a lessee, in accordance with ASC 842.  We are a lessor in a small number of lease agreements associated with our automation integration equipment for which the impact to our consolidated financial statements is immaterial. All our leases for which we are a lessee are classified as operating leases under the guidance in Topic 840.

We recorded total operating lease expense for the fiscal years ended October 31, 2020, 2019, and 2018 of $5.0 million, $5.1 million, and $4.5 million, respectively, which is classified within Cost of sales and service and Selling, general and administrative expenses within the Consolidated Statements of Operations.  Operating lease expense includes short-term leases and variable lease payments which are immaterial.  There have been no cost to obtain leases capitalized on the Consolidated Balance Sheets as of October 31, 2020.

The following table summarizes supplemental cash flow information and non-cash activity related to operating leases for fiscal 2020 (in thousands):

Operating cash flow information:
Cash paid for amounts included in the measurement of lease liabilities	$4,892
Noncash information:
Right-of-use assets obtained in exchange for new operating lease liabilities	$2,600

The following table summarizes the maturities of lease commitments as of October 31, 2019, prior to the adoption of the new lease guidance, as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended October 31, 2019 (in thousands):

2020	$4,015
2021	3,149
2022	2,224
2023	1,482
2024 and thereafter	2,531
Total	$13,401

The following table summarizes the maturities of undiscounted cash flows of lease commitments reconciled to the total lease liability as of October 31, 2020 (in thousands):

2021	$4,286
2022	3,124
2023	1,913
2024	913
2025	666
2026 and thereafter	1,579
Total	12,481
Less: Imputed interest	(360)
Present value of operating lease liabilities	$12,121

As of October 31, 2020, the weighted-average remaining term of our lease portfolio was approximately 4.4 years and the weighted-average discount rate was approximately 1.5%.

14.     QUARTERLY FINANCIAL INFORMATION (Unaudited)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2020 (In thousands, except per share data)
Sales and service fees	$43,660	$37,126	$45,382	$44,459
Gross profit	9,159	6,709	11,069	9,520
Gross profit margin	21%	18%	24%	21%
Selling, general and administrative expenses	10,846	10,599	9,627	10,344
Goodwill impairment	—	—	—	4,903
Operating income (loss)	(1,687)	(3,890)	1,442	(5,727)
Provision (benefit) for income taxes	(597)	(765)	(937)	(2,257)
Net income (loss)	(893)	(3,927)	2,162	(3,589)
Income (loss) per common share – basic	$(0.13)	$(0.58)	$0.32	$(0.54)
Income (loss) per common share – diluted	$(0.13)	$(0.58)	$0.32	$(0.54)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2019 (In thousands, except per share data)
Sales and service fees	$74,213	$70,674	$58,501	$59,989
Gross profit	22,142	21,637	17,189	16,240
Gross profit margin	30%	31%	29%	27%
Selling, general and administrative expenses	13,914	14,111	12,592	14,051
Operating income	8,228	7,526	4,597	2,189
Provision (benefit) for income taxes	2,453	2,481	1,155	(260)
Net income	6,654	5,252	3,491	2,098
Income per common share – basic	$0.98	$0.77	$0.51	$0.31
Income per common share – diluted	$0.97	$0.76	$0.51	$0.31

15.     SEGMENT INFORMATION

We operate in a single segment: industrial automation equipment. We design, manufacture, and sell computerized (i.e., Computer Numeric Control) machine tools, consisting primarily of vertical machining centers (mills) and turning centers (lathes), to companies in the metal cutting industry through a worldwide sales, service and distribution network. Although the majority of our computer control systems and software products are proprietary, they predominantly use industry standard personal computer components. Our computer control systems and software products are primarily sold as integral components of our computerized machine tool products. We also provide machine tool components, automation integration equipment and solutions for job shops, software options, control upgrades, accessories and replacement parts for our products, as well as customer service, training, and applications support.

We principally sell our products through more than 200 independent agents and distributors throughout the Americas, Europe and Asia. Our line is the primary line for the majority of our distributors globally even though some may carry competitive products. We also have our own direct sales and service organizations in China, France, Germany, India, Italy, the Netherlands, Poland, Singapore, Taiwan, the United Kingdom, and certain areas of the United States, which are among the world's principal machine tool consuming countries. During fiscal 2020, no distributor accounted for more than 5% of our sales and service fees. In fiscal 2020, approximately 61% of our revenues were from customers located outside of the Americas, and no single end-user of our products accounted for more than 5% of our total sales and service fees.

The following table sets forth the contribution of each of our product groups and services to our total sales and service fees during each of the past three fiscal years (in thousands):

Net Sales and Service Fees by Product Category

	Year ended October 31,
	2020	2019	2018
Computerized Machine Tools	$139,577	$223,735	$261,710
Computer Control Systems and Software †	1,699	2,818	2,870
Service Parts	22,484	27,854	27,501
Service Fees	6,867	8,970	8,590
Total	$170,627	$263,377	$300,671

†      Amounts shown do not include computer control systems and software sold as an integrated component of computerized machine systems.

The following table sets forth revenues by geographic area, based on customer location, for each of the past three fiscal years (in thousands):

	Year Ended October 31,
	2020	2019	2018
United States of America	$64,500	$95,196	$87,231
Canada	1,621	2,580	2,915
Central & South Americas	1,543	1,409	2,194
Total Americas	67,664	99,185	92,340

Germany	24,993	52,002	62,346
United Kingdom	19,679	29,349	34,216
Italy	8,599	14,772	16,691
France	10,797	14,346	15,815
Other Europe	14,034	20,028	32,034
Total Europe	78,102	130,497	161,102

China	14,225	15,706	27,748
Other Asia Pacific	10,048	16,858	17,937
Total Asia Pacific	24,273	32,564	45,685

Other Foreign	588	1,131	1,544
Grand Total	$170,627	$263,377	$300,671

Long–lived tangible assets, net by geographic area, were (in thousands):

	As of October 31,
	2020	2019	2018
United States of America	$6,826	$7,967	$8,375
Foreign countries	7,059	8,006	6,617
	$13,885	$15,973	$14,992

Net assets by geographic area were (in thousands):

	As of October 31,
	2020	2019	2018
Americas	$83,214	$103,863	$96,348
Europe	77,840	71,411	74,558
Asia Pacific	70,094	64,971	51,947
	$231,148	$240,245	$222,853

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

ASC 842 was effective for our fiscal year 2020, including interim periods within the fiscal year, and requires modified retrospective application. We adopted ASC 842 on November 1, 2019 utilizing the transition method allowed per ASU 2018-11, and accordingly, comparative period financial information was not adjusted for the effects of adopting ASC 842 and no cumulative-effect adjustment was required to the opening balance of retained earnings on the adoption date.  See Note 13 of these Notes to the Consolidated Financial Statements for further information.

In August 2017, FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, which simplifies the application of hedge accounting and enables companies to better portray the economics of their risk management activities in their financial statements. ASU 2017-12 was effective for our fiscal year 2020, including interim periods within the fiscal year, and requires modified retrospective application. We adopted this standard on November 1, 2019.  This standard did not have a significant effect on our accounting policies or on our consolidated financial statements and related disclosures.

In February 2018, FASB issued ASU No. 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which will allow a reclassification from accumulated other comprehensive income to retained earnings for the tax effects resulting from the Tax Reform Act that are stranded in accumulated other comprehensive income. This standard also requires certain disclosures about stranded tax effects. This ASU, however, does not change the underlying guidance that requires the effect of a change in tax laws or rates be included in income from continuing operations. ASU 2018-02 became effective for our fiscal year 2020 and we adopted this standard on November 1, 2019.  This standard did not have a significant effect on our accounting policies or on our consolidated financial statements and related disclosures.

New Accounting Pronouncements:

In June 2016, FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326):  Measurement of Credit Losses on Financial Instruments.  This standard modifies the impairment model by requiring entities to use a forward-looking approach based on expected losses to estimate credit losses on certain types of financial instruments, including trade receivables. This may result in the earlier recognition of allowances for losses.  This standard is effective for our fiscal year 2021. We do not anticipate that the adoption of this ASU will have a material impact on our consolidated financial statements and related disclosures.

In December 2019, FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which allows for companies to remove certain exceptions and clarifies certain requirements regarding franchise taxes, goodwill, consolidated tax expenses, and annual effective tax rate calculations.  This standard is effective for our fiscal year 2022, with early adoption permitted. We are assessing the impact this new accounting standard will have on our consolidated financial statements and related disclosures.

In March 2020, FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848) - Facilitation of the Effects of Reference Rate Reform on Financial Reporting.  This standard provides temporary optional expedients and exceptions to the GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from LIBOR and other interbank offered rates to alternative reference rates, such as SOFR.  This standard is effective for all entities as of March 12, 2020 through December 31, 2022.  We are assessing the impact this new accounting standard will have on our consolidated financial statements and related disclosures.

There have been no other significant changes in the Company’s critical accounting policies and estimates during the fiscal year ended October 31, 2020.

Item 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.CONTROLS AND PROCEDURES

Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2020, pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of the evaluation date.

There have been no changes in our internal control over financial reporting that occurred during the fourth quarter of the fiscal year ended October 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The attestation report of our independent registered public accounting firm on our internal control over financial reporting is included in this report under Item 8. Financial Statements and Supplementary Data. Our management’s annual report on internal control over financial reporting is included in this report immediately preceding Item 8.

Item 9B.OTHER INFORMATION

On January 7, 2021, our Board of Directors approved and adopted amendments to the Company’s Amended and Restated By-Laws, effective on that date. The amendments amend Section 1, Section 4, Section 5, Section 6(e), and Section 7(c) of Article II of the Amended and Restated By-Laws to explicitly provide for shareholder meetings to be conducted by means of remote communication and related matters. The foregoing summary is qualified in its entirety by reference to the full text of the Amended and Restated By-Laws, as so amended, a copy of which is filed as Exhibit 3.2 hereto and is incorporated herein by reference.

During the fourth quarter of fiscal 2020, the Audit Committee of the Board of Directors did not engage our independent registered public accounting firm to perform any new non-audit services. This disclosure is made pursuant to Section 10A(i)(2) of the Securities Exchange Act of 1934, as amended, as added by Section 202 of the Sarbanes-Oxley Act of 2002.

The graph below matches the cumulative 5-Year total return of holders of Hurco Companies, Inc.'s common stock with the cumulative total returns of the Russell 2000 index, the NASDAQ Global Select index and a customized peer group of eighteen companies that includes: Ampco-Pittsburgh Corp, DMC Global Inc., Douglas Dynamics Inc., Eastern Co, FARO Technologies Inc., Graham Corp, Helios Technologies Inc., IEC Electronics Corp, Kadant Inc., Key Tronic Corp, L S Starrett Co, Novanta Inc., Onto Innovation Inc., Proto Labs Inc., QAD Inc., Transcat Inc., Twin Disc Inc. and Vishay Precision Group Inc. The graph assumes that the value of the investment in our common stock, in each index, and in the peer group (including reinvestment of dividends) was $100 on October 31, 2015 and tracks it through October 31, 2020.

	10/15	10/16	10/17	10/18	10/19	10/20

Hurco Companies, Inc.	100.00	98.70	170.56	156.78	135.65	118.46
Russell 2000	100.00	104.11	133.11	135.57	142.22	142.03
NASDAQ Global Select	100.00	104.76	137.55	150.03	173.35	229.57
Peer Group	100.00	103.48	185.41	205.72	211.64	227.44

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

PART III

Item 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated herein by reference to the definitive proxy statement for our 2021 annual meeting of shareholders except that the information required by Item 10 regarding our executive officers is included herein under the caption “Information about our Executive Officers” at the end of Part I.

Item 11.EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the definitive proxy statement for our 2021 annual meeting of shareholders.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated herein by reference to the definitive proxy statement for our 2021 annual meeting of shareholders.

Item 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to the definitive proxy statement for our 2021 annual meeting of shareholders.

Item 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference to the definitive proxy statement for our 2021 annual meeting of shareholders.

PART IV

Item 15.EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)    1.    Financial Statements. The following consolidated financial statements of the Company are included herein under Item 8 of Part II:

2.     Financial Statement Schedule. The following financial statement schedule is included in this Item.

Schedule II – Valuation and Qualifying Accounts and Reserves

for the Years Ended October 31, 2020, 2019 and 2018

(Dollars in thousands)

		Charged to/
		(Recovered
	Balance at	from)	Charged			Balance
	Beginning	Costs and	to Other			at End
Description	of Period	Expenses	Accounts	Deductions		of Period
Allowance for doubtful accounts for the year ended:
October 31, 2020	$891	$575	$—	$65	(1)	$1,401
October 31, 2019	$1,027	$(136)	$—	$—	(1)	$891
October 31, 2018	$639	$394	$—	$6	(1)	$1,027

Income tax valuation allowance for the year ended:
October 31, 2020	$2,227	$50	$—	$113		$2,164
October 31, 2019	$2,106	$458	$—	$337		$2,227
October 31, 2018	$2,282	$253	$—	$429		$2,106
(1)	Receivable write–offs.

All other financial statement schedules are omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

(b)Exhibits

EXHIBITS INDEX

Exhibits Filed. The following exhibits are filed with this report:

3.2	Amended and Restated By-Laws of the Registrant as amended through January 7, 2021.

4.1	Description of the Company’s Common Stock.
21.1	Subsidiaries of the Registrant.
23.1	Consent of Independent Registered Public Accounting Firm, RSM US LLP.
31.1	Certification by the Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
31.2	Certification by the Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
32.1	Certification by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101

The following financial information from the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 31, 2020, formatted in Inline XBRL: (i) Consolidated Statements of Operations; (ii) Consolidated Statements of Comprehensive Income (Loss); (iii) Consolidated Balance Sheets; (iv) Consolidated Statements of Cash Flows; (v) Consolidated Statements of Changes in Shareholders’ Equity; and (vi) Notes to Consolidated Financial Statements

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

10.12

First Amendment to Credit Agreement, dated as of March 13, 2020, to the Credit Agreement, dated as of December 31, 2018, among Hurco Companies, Inc. and Hurco B.V., as the Borrowers, certain subsidiaries party thereto, as the Guarantors, and Bank of America, N.A., as the Lender, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed March 13, 2020.

10.13

Second Amendment to Credit Agreement, dated as of December 23, 2020, to the Credit Agreement, dated as of December 31, 2018, among Hurco Companies, Inc. and Hurco B.V., as the Borrowers, certain subsidiaries party thereto, as the Guarantors, and Bank of America, N.A., as the Lender, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed December 29, 2020.

*	The indicated exhibit is a management contract, compensatory plan, or arrangement required to be listed by Item 601 of Regulation S-K.

Item 16.FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, this 8th day of January, 2021.

HURCO COMPANIES, INC.

By:	/s/ Sonja K. McClelland
Sonja K. McClelland
Executive Vice President, Secretary, Treasurer and
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature and Title(s)	Date

/s/ Michael Doar	January 8, 2021
Michael Doar, Chairman and
Chief Executive Officer of Hurco Companies, Inc.
(Principal Executive Officer)

/s/ Sonja K. McClelland	January 8, 2021
Sonja K. McClelland
Executive Vice President, Secretary, Treasurer and
Chief Financial Officer of Hurco Companies, Inc.
(Principal Financial Officer and Principal Accounting Officer)

/s/ Thomas A. Aaro	January 8, 2021
Thomas A. Aaro, Director

/s/ Robert W. Cruickshank	January 8, 2021
Robert W. Cruickshank, Director

/s/ Cynthia Dubin	January 8, 2021
Cynthia Dubin, Director

/s/ Timothy J. Gardner	January 8, 2021
Timothy J. Gardner, Director

/s/ Jay C. Longbottom	January 8, 2021
Jay C. Longbottom, Director

/s/ Richard Porter	January 8, 2021
Richard Porter, Director

/s/ Janaki Sivanesan	January 8, 2021
Janaki Sivanesan, Director

/s/ Gregory Volovic	January 8, 2021
Gregory Volovic, Director