Form 10-Q
period 2021-01-31
HURCO COMPANIES INC
filed 2021-03-05
CIK 315374

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

⌧   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended January 31, 2021 or

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

The number of shares of the Registrant’s common stock outstanding as of February 28, 2021 was 6,583,626.

HURCO COMPANIES, INC.

Form 10-Q Quarterly Report for Fiscal Quarter Ended January 31, 2021

PART I - FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

HURCO COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended
	January 31,
	2021	2020

Sales and service fees	$54,115	$43,660

Cost of sales and service	42,568	34,501

Gross profit	11,547	9,159

Selling, general and administrative expenses	10,568	10,846

Operating income (loss)	979	(1,687)

Interest expense	19	18

Interest income	16	70

Investment income	121	62

Other income, net	112	83

Income (loss) before income taxes	1,209	(1,490)

Provision (benefit) for income taxes	546	(597)

Net income (loss)	$663	$(893)

Income (loss) per common share

Basic	$0.10	$(0.13)
Diluted	$0.10	$(0.13)

Weighted average common shares outstanding

Basic	6,575	6,781
Diluted	6,584	6,781

Dividends paid per share	$0.13	$0.12

The accompanying notes are an integral part of the condensed consolidated financial statements.

HURCO COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Three Months Ended
	January 31,
	2021	2020

Net income (loss)	$663	$(893)

Other comprehensive income (loss):

Translation gain (loss) of foreign currency financial statements	4,184	283

(Gain) / loss on derivative instruments reclassified into operations, net of tax of $(114) and $(24), respectively	(379)	(80)

Gain / (loss) on derivative instruments, net of tax of $(166) and $(1), respectively	(554)	(4)

Total other comprehensive income (loss)	3,251	199

Comprehensive income (loss)	$3,914	$(694)

The accompanying notes are an integral part of the condensed consolidated financial statements.

HURCO COMPANIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	January 31,	October 31,
	2021	2020
	(unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$66,553	$57,859
Accounts receivable, net	28,008	27,686
Inventories, net	147,739	149,864
Derivative assets	908	968
Prepaid assets	15,276	13,803
Other	244	1,231
Total current assets	258,728	251,411
Property and equipment:
Land	868	868
Building	7,352	7,352
Machinery and equipment	29,759	29,195
Leasehold improvements	4,998	4,754
	42,977	42,169
Less accumulated depreciation and amortization	(31,304)	(30,248)
Total property and equipment, net	11,673	11,921
Non–current assets:
Software development costs, less accumulated amortization	7,822	7,840
Intangible assets, net	1,796	1,846
Operating lease - right of use assets, net	12,199	11,748
Deferred income taxes	2,863	2,479
Investments and other assets, net	8,891	8,410
Total non–current assets	33,571	32,323
Total assets	$303,972	$295,655

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$35,560	$32,999
Derivative liabilities	1,472	872
Operating lease liabilities	4,418	4,132
Accrued payroll and employee benefits	6,428	6,209
Accrued income taxes	548	285
Accrued expenses	5,013	4,740
Accrued warranty expenses	1,246	1,200
Total current liabilities	54,685	50,437
Non–current liabilities:
Deferred income taxes	111	131
Accrued tax liability	1,934	1,918
Operating lease liabilities	8,173	7,989
Deferred credits and other	4,410	4,032
Total non–current liabilities	14,628	14,070
Shareholders’ equity:
Preferred stock: no par value per share, 1,000,000 shares authorized; no shares issued	—	—
Common stock: no par value, $.10 stated value per share, 12,500,000 shares authorized 6,665,033 and 6,636,906 shares issued; and 6,583,626 and 6,565,163 shares outstanding, as of January 31, 2021 and October 31, 2020, respectively	658	657
Additional paid-in capital	61,458	60,997
Retained earnings	172,282	172,484
Accumulated other comprehensive income (loss)	261	(2,990)
Total shareholders’ equity	234,659	231,148
Total liabilities and shareholders’ equity	$303,972	$295,655

The accompanying notes are an integral part of the condensed consolidated financial statements.

HURCO COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended
	January 31,
	2021	2020

Cash flows from operating activities:
Net income (loss)	$663	$(893)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities, net of acquisitions:
Provision for doubtful accounts	81	(12)
Deferred income taxes	132	108
Equity in loss (income) of affiliates	57	(43)
Foreign currency (gain) loss	(956)	107
Unrealized (gain) loss on derivatives	229	666
Depreciation and amortization	1,066	1,105
Stock–based compensation	659	136
Change in assets and liabilities, net of acquisitions:
(Increase) decrease in accounts receivable	374	11,152
(Increase) decrease in inventories	5,714	(1,296)
(Increase) decrease in prepaid expenses	(1,587)	(2,125)
Increase (decrease) in accounts payable	1,740	(4,540)
Increase (decrease) in accrued expenses	214	(6,478)
Net change in derivative assets and liabilities	(229)	(102)
Other	877	(532)
Net cash provided by (used for) operating activities	9,034	(2,747)

Cash flows from investing activities:
Proceeds from sale of property and equipment	—	80
Purchase of property and equipment	(298)	(186)
Software development costs	(324)	(263)
Other investments	(140)	(7)
Net cash provided by (used for) investing activities	(762)	(376)

Cash flows from financing activities:
Dividends paid	(865)	(814)
Taxes paid related to net settlement of restricted shares	(197)	(498)
Net cash provided by (used for) financing activities	(1,062)	(1,312)

Effect of exchange rate changes on cash and cash equivalents	1,484	79

Net increase (decrease) in cash and cash equivalents	8,694	(4,356)

Cash and cash equivalents at beginning of year	57,859	56,943

Cash and cash equivalents at end of year	$66,553	$52,587

The accompanying notes are an integral part of the condensed consolidated financial statements.

HURCO COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands, except shares outstanding)

					Accumulated
	Common Stock		Additional		Other
	Shares		Paid–in	Retained	Comprehensive
	Outstanding	Amount	Capital	Earnings	Income (Loss)	Total
Balances, October 31, 2019	6,767,237	$677	$66,350	$182,151	$(8,933)	$240,245
Net income (loss)	—	—	—	(893)	—	(893)
Other comprehensive income (loss)	—	—	—	—	199	199
Stock–based compensation expense, net of taxes withheld for vested restricted shares	35,926	3	(365)	—	—	(362)
Dividends paid	—	—	—	(814)	—	(814)
Balances, January 31, 2020	6,803,163	$680	$65,985	$180,444	$(8,734)	$238,375

Balances, October 31, 2020	6,565,163	$657	$60,997	$172,484	$(2,990)	$231,148
Net income (loss)	—	—	—	663	—	663
Other comprehensive income (loss)	—	—	—	—	3,251	3,251
Stock–based compensation expense, net of taxes withheld for vested restricted shares	18,463	1	461	—	—	462
Dividends paid	—	—	—	(865)	—	(865)
Balances, January 31, 2021	6,583,626	$658	$61,458	$172,282	$261	$234,659

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

We operate in the industrial equipment industry and have a global footprint that subjects us to various business risks in many different countries. During fiscal 2020, our operating results were adversely affected by the international business disruption due to the outbreak of coronavirus and the ongoing economic slowdown in Europe, uncertainty surrounding the U.K. Brexit activities, and political friction in the U.S. Many of our customers deferred or eliminated investments in capital equipment last year, which we attributed largely to the uncertainty these events created.  During the first quarter of fiscal 2021, our sales increased year-over-year in all regions, particularly in the Americas and Europe, our primary markets for our higher-performance, higher-priced machines. We also saw global machine tool manufacturers price their excess inventories aggressively to compete in the market recovery. Because of the potential for extended vulnerability, we have closely evaluated the estimates we have made in preparing the financial statements as of January 31, 2021 with the understanding that these estimates could change in the near term. We will continue to evaluate and disclose any uncertainty associated with key assumptions underlying fair value estimates, trends and uncertainties that have had, or are reasonably expected to have, a material effect on our consolidated financial position, results of operations, changes in shareholders' equity and cash flows for and at the end of each interim period.

The condensed financial information as of January 31, 2021 and for the three months ended January 31, 2021 and January 31, 2020 is unaudited.  However, in our opinion, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary to present fairly our consolidated financial position, results of operations, changes in shareholders’ equity and cash flows for and at the end of the interim periods.  We suggest that you read these Condensed Consolidated Financial Statements in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended October 31, 2020.

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

We recognize revenues from the sale of machine tools, components and accessories and services and reflect the consideration to which we expect to be entitled.  We record revenues based on a five-step model in accordance with Financial Accounting Standards Board (“FASB”) guidance codified in Accounting Standard Codification (“ASC 606”). In accordance with ASC 606, we have defined contracts as agreements with our customers and distributors in the form of purchase orders, packing or shipping documents, invoices, and, periodically, verbal requests for components and accessories.  For each contract, we identify our performance obligations, which are delivering goods or services, determine the transaction price, allocate the contract transaction price to each of the performance obligations (when applicable), and recognize the revenue when (or as) each of the performance obligations to the customer is fulfilled.  A good or service is transferred when the customer obtains control of that good or service.  Our computerized machine tools are general purpose computer-controlled machine tools that are typically used in stand-alone operations.  Prior to shipment, we test each machine to ensure the machine’s compliance with standard operating specifications.  We deem that the customer obtains control upon delivery of the product and that obtaining control is not contingent upon contractual customer acceptance.  Therefore, we recognize revenue from sales of our machine tool systems upon delivery of the product to the customer or distributor, which is normally at the time of shipment.

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

Derivatives Designated as Hedging Instruments

We enter into foreign currency forward exchange contracts periodically to hedge certain forecasted inter-company sales and purchases denominated in the following foreign currencies: the Pound Sterling, Euro and New Taiwan Dollar.  The purpose of these instruments is to mitigate the risk that the U.S. Dollar net cash inflows and outflows resulting from sales and purchases denominated in foreign currencies will be adversely affected by changes in exchange rates.  These forward contracts have been designated as cash flow hedge instruments and are recorded in the Condensed Consolidated Balance Sheets at fair value in Derivative assets and Derivative liabilities.  The effective portion of the gains and losses resulting from the changes in the fair value of these hedge contracts is deferred in Accumulated other comprehensive income (loss) and recognized as an adjustment to Cost of sales and service in the period that the corresponding inventory sold that is the subject of the related hedge contract is recognized, thereby providing an offsetting economic impact against the corresponding change in the U.S. Dollar value of the inter-company sale or purchase being hedged.  The ineffective portion of gains and losses resulting from the changes in the fair value of these hedge contracts is immediately reported in Other income, net.  We perform quarterly assessments of hedge effectiveness by verifying and documenting the critical terms of the hedge instrument and determining that forecasted transactions have not changed significantly.  We also assess on a quarterly basis whether there have been adverse developments regarding the risk of a counterparty default.

We had forward contracts outstanding as of January 31, 2021, denominated in Euros, Pounds Sterling and New Taiwan Dollars with set maturity dates ranging from February 2021 through January 2022. The contract amounts, expressed at forward rates in U.S. dollars at January 31, 2021, were $15.8 million for Euros, $4.9 million for Pounds Sterling and $18.4 million for New Taiwan Dollars. At January 31, 2021, we had approximately $554,000 of losses, net of tax, related to cash flow hedges deferred in Accumulated other comprehensive income (loss). Included in this amount was $293,000 of unrealized loss, net of tax, related to cash flow hedge instruments that remain subject to currency fluctuation risk. The majority of these deferred gains will be recorded as an adjustment to Cost of sales and service in periods through January 2022, when the corresponding inventory that is the subject of the related hedge contracts is sold, as described above.

We are also exposed to foreign currency exchange risk related to our investment in net assets in foreign countries. To manage this risk, we entered into a forward contract with a notional amount of €3.0 million in November 2020. We designated this forward contract as a hedge of our net investment in Euro denominated assets. We selected the forward method under FASB guidance related to the accounting for derivative instruments and hedging activities. The forward method requires all changes in the fair value of the contract to be reported as a cumulative translation adjustment in Accumulated other comprehensive income (loss), net of tax, in the same manner as the underlying hedged net assets. This forward contract matures in November 2021. As of January 31, 2021, we had a realized gain of $813,000 and an unrealized loss of $72,000, net of tax, recorded as cumulative translation adjustments in Accumulated other comprehensive income (loss) related to this forward contract.

Derivatives Not Designated as Hedging Instruments

We also enter into foreign currency forward exchange contracts to protect against the effects of foreign currency fluctuations on inter-company receivables, payables and loans denominated in foreign currencies. These derivative instruments are not designated as hedges under FASB guidance and, as a result, changes in their fair value are reported currently as Other income, net in the Condensed Consolidated Statements of Operations consistent with the transaction gain or loss on the related receivables and payables denominated in foreign currencies.

We had forward contracts outstanding as of January 31, 2021, denominated in Euros, Pounds Sterling, and New Taiwan Dollar with set maturity dates ranging from February 2021 through October 2021.  The contract amounts, expressed at forward rates in U.S. dollars at January 31, 2021, totaled $43.4 million.

Fair Value of Derivative Instruments

We recognize the fair value of derivative instruments as assets and liabilities on a gross basis on our Condensed Consolidated Balance Sheets. As of January 31, 2021 and October 31, 2020, all derivative instruments were recorded at fair value on our Condensed Consolidated Balance Sheets as follows (in thousands):

	January 31, 2021		October 31, 2020
	Balance Sheet	Fair	Balance Sheet	Fair
Derivatives	Location	Value	Location	Value
Designated as Hedging Instruments:
Foreign exchange forward contracts	Derivative assets	$275	Derivative assets	$495
Foreign exchange forward contracts	Derivative liabilities	$750	Derivative liabilities	$279

Not Designated as Hedging Instruments:
Foreign exchange forward contracts	Derivative assets	$633	Derivative assets	$473
Foreign exchange forward contracts	Derivative liabilities	$722	Derivative liabilities	$593

Effect of Derivative Instruments on the Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Changes in Shareholders’ Equity and Condensed Consolidated Statements of Operations

Derivative instruments had the following effects on our Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Changes in Shareholders’ Equity and Condensed Consolidated Statements of Operations, net of tax, during the three months ended January 31, 2021 and 2020 (in thousands):

			Location of Gain	Amount of Gain
	Amount of Gain (Loss)		(Loss) Reclassified	(Loss) Reclassified
	Recognized in Other		from Other	from Other
	Comprehensive		Comprehensive	Comprehensive
Derivatives	Income (Loss)		Income (Loss)	Income (Loss)
	Three Months Ended			Three Months Ended
	January 31,			January 31,
	2021	2020		2021	2020
Designated as Hedging Instruments:
(Effective portion)
Foreign exchange forward contracts – Intercompany sales/purchases	$(554)	$(4)	Cost of sales and service	$379	$80
Foreign exchange forward contract – Net investment	$(110)	$25

We did not recognize any gains or losses as a result of hedges deemed ineffective for either of the three months ended January 31, 2021 or 2020. We recognized the following gains and losses in our Condensed Consolidated Statements of Operations during the three months ended January 31, 2021 and 2020 on derivative instruments not designated as hedging instruments (in thousands):

	Location of Gain
	(Loss) Recognized	Amount of Gain (Loss)
Derivatives	in Operations	Recognized in Operations
		Three Months Ended
		January 31,
		2021	2020
Not Designated as Hedging Instruments:
Foreign exchange forward contracts	Other income, net	$(813)	$156

The following table presents the changes in the components of Accumulated other comprehensive income (loss), net of tax, for the three months ended January 31, 2021 (in thousands):

	Foreign Currency	Cash Flow
	Translation	Hedges	Total
Balance, October 31, 2020	$(4,073)	$1,083	$(2,990)
Other comprehensive income (loss) before reclassifications	4,184	(554)	3,630
Reclassifications	—	(379)	(379)
Balance, January 31, 2021	$111	$150	$261

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

A summary of stock option activity for the three-month period ended January 31, 2021, is as follows:

		Weighted Average
	Stock Options	Exercise Price
Outstanding at October 31, 2020	33,307	$22.09
Options granted	—	—
Options exercised	—	—
Options cancelled	—	—
Outstanding at January 31, 2021	33,307	$22.09

Summarized information about outstanding stock options as of January 31, 2021, that have already vested and are currently exercisable, are as follows:

Options Already Vested and
Currently Exercisable
Number of outstanding options	33,307
Weighted average remaining contractual life (years)	1.21
Weighted average exercise price per share	$22.09
Intrinsic value of outstanding options	$244,000

The intrinsic value of an outstanding stock option is calculated as the difference between the stock price as of January 31, 2021 and the exercise price of the option.

On January 5, 2021, the Compensation Committee approved a long-term incentive compensation arrangement for our executive officers in the form of time-based restricted shares and performance stock units (“PSUs”) under the 2016 Equity Plan, which will be payable in shares of our common stock if earned and vested. The awards were approximately 25% time-based vesting and approximately 75% performance-based vesting. The three-year performance period for the PSUs is fiscal 2021 through fiscal 2023.

On that date, the Compensation Committee granted a total of 23,164 shares of time-based restricted stock to our executive officers. The restricted shares vest in thirds over three years from the date of grant provided the recipient remains employed through that date.  The grant date fair value of the restricted shares was based upon the closing sales price of our common stock on the date of grant, which was  $28.60 per share.

On January 5, 2021, the Compensation Committee granted a total target number of 39,199 PSUs to our executive officers designated as “PSU – TSR”. These PSUs were weighted as approximately 40% of the overall 2021 executive long-term incentive compensation arrangement and will vest and be paid based upon the total shareholder return of our common stock over the three-year period of fiscal 2021-2023, relative to the total shareholder return of the companies in a specified peer group over that period. Participants will have the ability to earn between 50% of the target number of the PSUs – TSR for achieving threshold performance and 200% of the target number of the PSUs – TSR for achieving maximum performance. The grant date fair value of the PSUs – TSR was $27.04 per PSU and was calculated using the Monte Carlo approach.

On January 5, 2021, the Compensation Committee granted a total target number of 32,430 PSUs to our executive officers designated as “PSU – ROIC”. These PSUs were weighted as approximately 35% of the overall 2021 executive long-term incentive compensation arrangement and will vest and be paid based upon the achievement of pre-established goals related to our average return on invested capital over the three-year period of fiscal 2021-2023. Participants will have the ability to earn between 50% of the target number of the PSUs - ROIC for achieving threshold performance and 200% of the target number of the PSUs - ROIC for achieving maximum performance. The grant date fair value of the PSUs – ROIC was based on the closing sales price of our common stock on the grant date, which was $28.60 per share.

On November 12, 2020, the Compensation Committee granted a total of 11,531 shares of time-based restricted stock to our non-executive employees. The restricted shares vest in thirds over three years from the date of grant provided the recipient remains employed through that date. The grant date fair value of the restricted shares was based upon the closing sales price of our common stock on the date of grant, which was $29.30 per share.

A reconciliation of our restricted stock and PSU activity and related information for the three-month period ended January 31, 2021 is as follows:

		Weighted Average Grant
	Number of Shares	Date Fair Value
Unvested at October 31, 2020	231,960	$39.03
Shares or units granted	106,324	28.10
Shares or units vested	(18,463)	38.34
Shares or units cancelled	(42,625)	43.99
Shares withheld	(6,568)	38.20
Unvested at January 31, 2021	270,628	$34.02

During the first three months of fiscal 2021 and 2020, we recorded approximately $659,000 and $136,000, respectively, of stock-based compensation expense related to grants under the 2016 Equity Plan. As of January 31, 2021, there was an estimated $4.2 million of total unrecognized stock-based compensation cost that we expect to recognize by the end of the first quarter of fiscal 2024.

5.    EARNINGS PER SHARE

Per share results have been computed based on the average number of common shares outstanding over the period in question.  The computation of basic and diluted net income (loss) per share is determined using net income (loss) applicable to common shareholders as the numerator and the number of shares outstanding as the denominator as follows (in thousands, except per share amounts):

	Three Months Ended
	January 31,
	2021		2020
	Basic	Diluted	Basic	Diluted
Net income (loss)	$663	$663	$(893)	$(893)
Undistributed earnings (loss) allocated to participating shares	(8)	(8)	9	9
Net income (loss) applicable to common shareholders	$655	$655	$(884)	$(884)

Weighted average shares outstanding	6,575	6,575	6,781	6,781
Stock options and contingently issuable securities	—	9	—	—
	6,575	6,584	6,781	6,781
Income (loss) per share	$0.10	$0.10	$(0.13)	$(0.13)

6.    ACCOUNTS RECEIVABLE

Accounts receivable are net of allowances for doubtful accounts of $1.5 million as of January 31, 2021 and $1.4 million as of October 31, 2020.

7.    INVENTORIES

Inventories, priced at the lower of cost (first-in, first-out method) or net realizable value, are summarized below (in thousands):

	January 31,	October 31,
	2021	2020
Purchased parts and sub–assemblies	$31,331	$30,390
Work–in–process	13,804	12,635
Finished goods	102,604	106,839
	$147,739	$149,864

8.    LEASES

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

Upon adoption of ASC 842, we utilized the following elections:

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

We recorded total operating lease expense of $1.3 million for each of the three months ended January 31, 2021 and 2020, which is classified within Cost of sales and service and Selling, general and administrative expenses within the Condensed Consolidated Statements of Operations. Operating lease expense includes short-term leases and variable lease payments which are immaterial. There have been no lease costs capitalized on the Condensed Consolidated Balance Sheets as of January 31, 2021.

The following table summarizes supplemental cash flow information and non-cash activity related to operating leases for the three months ended January 31, 2021 (in thousands):

Three Months Ended
January 31, 2021
Operating cash flow information:
Cash paid for amounts included in the measurement of lease liabilities	$1,297
Noncash information:
Right-of-use assets obtained in exchange for new operating lease liabilities	$1,429

The following table summarizes the maturities of undiscounted cash flows of lease commitments reconciled to the total lease liability as of January 31, 2021 (in thousands):

Remainder of 2021	$3,549
2022	3,725
2023	2,291
2024	1,027
2025	752
2026 and thereafter	1,679
Total	13,023
Less: Imputed interest	(432)
Present value of operating lease liabilities	$12,591

As of January 31, 2021, the weighted-average remaining term of our lease portfolio was approximately 4.2 years and the weighted-average discount rate was approximately 1.6%.

9.    SEGMENT INFORMATION

We operate in a single segment: industrial automation equipment.  We design, manufacture and sell computerized (i.e., CNC) machine tools, consisting primarily of vertical machining centers (mills) and turning centers (lathes), to companies in the metal cutting industry through a worldwide sales, service and distribution network.  Although the majority of our computer control systems and software products are proprietary, they predominantly use industry standard personal computer components. Our computer control systems and software products are primarily sold as integral components of our computerized machine tool products.  We also provide machine tool components, automation integration equipment and solutions for job shops, software options, control upgrades, accessories and replacement parts for our products, as well as customer service, and training and applications support.

10.    GUARANTEES AND PRODUCT WARRANTIES

From time to time, our subsidiaries guarantee third party payment obligations in connection with the sale of machines to customers that use financing. We follow FASB guidance for accounting for guarantees (codified in ASC 460). As of January 31, 2021, we had 15 outstanding third party payment guarantees totaling approximately $0.8 million. The terms of these guarantees are consistent with the underlying customer financing terms. Upon shipment of a machine, the customer assumes the risk of ownership. The customer does not obtain title, however, until it has paid for the machine. A retention of title clause allows us to recover the machine if the customer defaults on the financing. We accrue liabilities under these guarantees at fair value, which amounts are insignificant.

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

	Three Months Ended
	January 31,
	2021	2020
Balance, beginning of year	$1,200	$1,760
Provision for warranties during the year	713	492
Charges to the reserve	(722)	(784)
Impact of foreign currency translation	55	3
Balance, end of year	$1,246	$1,471

The year-over-year decrease in our warranty reserve was primarily due to a decrease in the number of machines under warranty.

11.  DEBT AGREEMENTS

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

In December 2018, in connection with our entry into the 2018 Credit Agreement, (1) using cash on hand, we repaid in full the $1.4 million outstanding under, and terminated, our credit facility in China and (2) we terminated our United Kingdom credit facility. In March 2019, our wholly-owned subsidiaries in Taiwan (Hurco Manufacturing Limited (“HML”)) and China (Ningbo Hurco Machine Tool, Ltd (“NHML”)) closed on uncommitted revolving credit facilities with maximum aggregate amounts of 150 million New Taiwan Dollars (the "Taiwan credit facility") and 32.5 million Chinese Yuan (the "China credit facility"), respectively. As uncommitted facilities, both the Taiwan and China credit facilities are subject to review and termination by the respective underlying lending institutions from time to time.

As a result, as of January 31, 2021, our existing credit facilities consisted of our €1.5 million revolving credit facility in Germany, the 150 million New Taiwan Dollars Taiwan credit facility, the 32.5 million Chinese Yuan China credit facility and the $40.0 million revolving credit facility under the 2018 Credit Agreement.

As of January 31, 2021, there were no borrowings under any of our credit facilities and there was $52.2 million of available borrowing capacity thereunder.

12.  INCOME TAXES

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

The Consolidated Appropriations Act of 2021 (the “CAA”) was signed into law on December 27, 2020. The CAA provides further COVID-19 economic relief by providing an expansion of the employee retention tax credit.  At this time, we are still evaluating the impact of the CAA on our results and will monitor any additional legislation related to COVID-19 and its impact on our results.

During the first quarter of fiscal 2021, we assessed and recorded the estimated year-to-date impact of recent changes in income tax laws to address the unfavorable impact of the COVID-19 pandemic.  The CARES Act included economic relief and modifications, most notably the net operating loss carryback provisions for the U.S.  For the first quarter of fiscal 2021, we recorded an income tax expense of $546,000 compared to income tax benefit of $597,000 for the same period in fiscal 2020. Our effective tax rate for the first quarter of fiscal 2021 was 45%, compared to 40% in the corresponding prior year period. The year-over-year increase in the effective tax rate was primarily due to changes in geographic mix of income and loss which includes jurisdictions with differing tax rates and other events that are not consistent from period to period, such as changes in income tax laws to address the unfavorable impact of the COVID-19 pandemic and a discrete income tax expense related to unvested stock awards in the first three months of fiscal 2021.

Our unrecognized tax benefits were $221,000 as of January 31, 2021 and $204,000 as of October 31, 2020, and in each case included accrued interest.

We recognize accrued interest and penalties related to unrecognized tax benefits as components of income tax expense. As of January 31, 2021, the gross amount of interest accrued, reported in Accrued expenses, was approximately $38,000, which did not include the federal tax benefit of interest deductions.

We file U.S. federal and state income tax returns, as well as tax returns in several foreign jurisdictions. The statutes of limitations with respect to unrecognized tax benefits will expire between August 2021 and August 2024.

Currently, our subsidiary in France is under tax audit for the fiscal years 2018 and 2019.

13.  FINANCIAL INSTRUMENTS

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

In accordance with this guidance, the following table represents the fair value hierarchy for our financial assets and liabilities measured at fair value as of January 31, 2021 and October 31, 2020 (in thousands):

	Assets		Liabilities
	January 31, 2021	October 31, 2020	January 31, 2021	October 31, 2020
Level 1
Deferred compensation	$2,140	$1,868	$—	$—

Level 2
Derivatives	$908	$968	$1,472	$872

Included in Level 1 assets are mutual fund investments under a nonqualified deferred compensation plan. We estimate the fair value of these investments on a recurring basis using market prices that are readily available.

Included in Level 2 fair value measurements are derivative assets and liabilities related to gains and losses on foreign currency forward exchange contracts entered into with a third party. We estimate the fair value of these derivatives on a recurring basis using foreign currency exchange rates obtained from active markets. Derivative instruments are reported in the accompanying Condensed Consolidated Financial Statements at fair value. We have derivative financial instruments in the form of foreign currency forward exchange contracts as described in Note 3 of Notes to the Condensed Consolidated Financial Statements. The U.S. Dollar equivalent notional amounts of these contracts was $84.5 million and $70.8 million at January 31, 2021 and October 31, 2020, respectively.

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

14.  CONTINGENCIES AND LITIGATION

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

15.  NEW ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Pronouncements:

In June 2016, FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326):  Measurement of Credit Losses on Financial Instruments.  This standard modifies the impairment model by requiring entities to use a forward-looking approach based on expected losses to estimate credit losses on certain types of financial instruments, including trade receivables. This may result in the earlier recognition of allowances for losses.  This standard is effective for our fiscal year 2021. We adopted this standard on November 1, 2020.  This standard did not have a significant effect on our accounting policies or on our consolidated financial statements and related disclosures.

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

In March 2020, FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848) - Facilitation of the Effects of Reference Rate Reform on Financial Reporting.  This standard provides temporary optional expedients and exceptions to the GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from LIBOR and other interbank offered rates to alternative reference rates, such as SOFR.  This standard is effective for all entities beginning March 12, 2020 through December 31, 2022.  We are assessing the impact this new accounting standard will have on our consolidated financial statements and related disclosures.

There have been no other significant changes in the Company’s critical accounting policies and estimates during the three months ended January 31, 2021.

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) contains information intended to help provide an understanding of our financial condition and other related matters, including our liquidity, capital resources and results of operations. The MD&A is provided as a supplement to, and should be read in conjunction with, our unaudited financial statements and the notes accompanying our unaudited financial statements appearing elsewhere in this report, as well as our audited financial statements, the accompanying notes and the MD&A included in our Annual Report on Form 10-K for the year ended October 31, 2020.

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

The market for machine tools is international in scope. We have both significant foreign sales and significant foreign manufacturing operations.  During the first three months of fiscal 2021, approximately 45% of our revenues were attributable to customers in Europe, where we typically sell more of our higher-performance, higher-priced VMX series machines.  Additionally, approximately 12% of our revenues were attributable to customers in the Asia Pacific region, where we encounter greater pricing pressures.

We have three brands of CNC machine tools in our product portfolio: Hurco is the technology innovation brand for customers who want to increase productivity and profitability by selecting a brand with the latest software and motion technology.  Milltronics is the value-based brand for shops that want easy-to-use machines at competitive prices.  The Takumi brand is for customers that need very high speed, high efficiency performance, such as that required in the production, die and mold, aerospace, and medical industries.  Takumi machines are equipped with industry standard controls instead of the proprietary controls found on Hurco and Milltronics machines.  These three brands of CNC machine tools are responsible for the vast majority of our revenue.  However, we have added other non-Hurco branded products to our product portfolio that have contributed product diversity and market penetration opportunity.  These non-Hurco branded products are sold by our wholly-owned distributors and are comprised primarily of other general-purpose vertical milling centers and lathes, laser cutting machines, waterjet cutting machines, CNC grinders, compact horizontal machines, metal cutting saws and CNC swill lathes. ProCobots LLC (“ProCobots”) is our wholly-owned subsidiary that provides automation solutions that can be integrated with any machine tool. In addition, through our wholly-owned subsidiary in Italy, LCM Precision Technology S.r.l. (“LCM”), we produce high value machine tool components and accessories.

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

We operate in the industrial equipment industry and have a global footprint that subjects us to various business risks in many different countries. The COVID-19 pandemic has had a significant impact on our business and industry. We cannot predict the duration or scope of impact of the COVID-19 pandemic and the negative financial impact to our results cannot be reasonably estimated, but we believe the impact has been material thus far and could continue to be material in the near future. To date, we have not experienced material disruptions in our supply chain and have not completely ceased operations at any of our global facilities, but have implemented remote working capabilities, as appropriate or otherwise required under local law. We will continue to evaluate and disclose any trends and uncertainties that have had or are reasonably expected to have, a material effect on our consolidated financial position, results of operations, changes in shareholders’ equity and cash flows for and at the end of each interim period.

Our high levels of foreign manufacturing and sales also expose us to cash flow risks due to fluctuating currency exchange rates.  We seek to mitigate those risks through the use of derivative instruments – principally foreign currency forward exchange contracts.

RESULTS OF OPERATIONS

Three Months Ended January 31, 2021 Compared to Three Months Ended January 31, 2020

Sales and Service Fees.  Sales and service fees for the first quarter of fiscal 2021 were $54.1 million, an increase of $10.5 million, or 24%, compared to the corresponding prior year period, and included a favorable currency impact of $1.6 million, or 4%, when translating foreign sales to U.S. dollars for financial reporting purposes.

During fiscal 2020, our operating results were adversely affected by the international business disruption due to the outbreak of coronavirus and the ongoing economic slowdown in Europe, uncertainty surrounding the U.K. Brexit activities, and political friction in the U.S. Many of our customers deferred or eliminated investments in capital equipment last year, which we attributed largely to the uncertainty these events created.  During the first quarter of fiscal 2021, our sales increased year-over-year in all regions, particularly in the Americas and Europe, our primary markets for our higher-performance, higher-priced machines. We also saw global machine tool manufacturers price their excess inventories aggressively to compete in the market recovery.

Sales and Service Fees by Geographic Region

The following table sets forth net sales and service fees by geographic region for the first quarter ended January 31, 2021 and 2020 (dollars in thousands):

	Three Months Ended
	January 31,
	2021		2020		$ Change	% Change
Americas	$23,248	43%	$17,479	40%	$5,769	33%
Europe	24,246	45%	20,085	46%	4,161	21%
Asia Pacific	6,621	12%	6,096	14%	525	9%
Total	$54,115	100%	$43,660	100%	$10,455	24%

Sales in the Americas for the first quarter of fiscal 2021 increased by 33%, compared to the corresponding period in fiscal 2020, primarily due to an increased volume of shipments of Hurco machines.  The increased machine shipments reflected higher sales volumes of lathes and VM and VMX machines, particularly in the southeast and midwest regions of the U.S.

European sales for the first quarter of fiscal 2021 increased by 21%, compared to the corresponding period in fiscal 2020, and included a favorable currency impact of 7%, when translating foreign sales to U.S. dollars for financial reporting purposes.  The increase in European sales for the first quarter of fiscal 2021 was primarily attributable to an increased volume of shipments of Hurco machines in the United Kingdom and Germany, partially offset by reduced volumes in France and Italy.

Asian Pacific sales for the first quarter of fiscal 2021 increased by 9%, compared to the corresponding period in fiscal 2020, and included a favorable currency impact of 5%, when translating foreign sales to U.S. dollars for financial reporting purposes.  The year-over-year increase in Asian Pacific sales primarily resulted from an increased volume of shipments of Hurco vertical milling machines in China and Southeast Asia, partially offset by reduced volume of shipments of Hurco machines in India and Takumi machines in China.

Sales and Service Fees by Product Category

The following table sets forth net sales and service fees by product category for the first quarter ended January 31, 2021 and 2020 (dollars in thousands):

	Three Months Ended
	January 31,
	2021		2020		$ Change	% Change
Computerized Machine Tools	$45,450	84%	$35,214	81%	$10,236	29%
Computer Control Systems and Software †	523	1%	558	1%	(35)	(6)%
Service Parts	6,269	12%	5,901	13%	368	6%
Service Fees	1,873	3%	1,987	5%	(114)	(6)%
Total	$54,115	100%	$43,660	100%	$10,455	24%

† Amounts shown do not include computer control systems and software sold as an integrated component of computerized machine systems.

Sales of computerized machine tools and service parts for the first quarter of fiscal 2021 increased by 29% and 6%, respectively, compared to the corresponding prior year period, and each included a favorable currency impact of 4%, when translating foreign sales to U.S. dollars for financial reporting purposes.  The increases in machine tools and service parts were primarily due to increased shipments of Hurco-branded products across all regions where our customers are located.  Sales of computer control systems and software and service fees decreased by 6% each, compared to the corresponding prior year period, and each included a favorable currency impact of 4%, when translating foreign sales to U.S. dollars for financial reporting purposes. The decreases in control systems and software and service fees primarily resulted from decreased demand in aftermarket software and services in North America.

Orders.  Orders for the first quarter of fiscal 2021 were $57.3 million, an increase of $11.7 million, or 26%, compared to the corresponding period in fiscal 2020, and included a favorable currency impact of $2.1 million, or 5%, when translating foreign orders to U.S. dollars.

The following table sets forth new orders booked by geographic region for the first quarter ended January 31, 2021 and 2020 (dollars in thousands):

	Three Months Ended
	January 31,
	2021		2020		$ Change	% Change
Americas	$23,845	42%	$18,162	40%	$5,683	31%
Europe	25,795	45%	21,746	48%	4,049	19%
Asia Pacific	7,683	13%	5,672	12%	2,011	35%
Total	$57,323	100%	$45,580	100%	$11,743	26%

Orders in the Americas for the first quarter of fiscal 2021 increased by 31%, compared to the corresponding period in fiscal 2020, primarily due to increased customer demand for Hurco machines.  The increased order levels, similar to the increased sales levels, reflected a higher demand for lathes and VM and VMX machines.

European orders for the first quarter of fiscal 2021 increased by 19%, compared to the corresponding prior year period, and included a favorable currency impact of 8%, when translating foreign orders to U.S. dollars.  The year-over-year increase in orders was driven primarily by increased customer demand for Hurco machines in Germany, France and the United Kingdom.

Asian Pacific orders for the first quarter of fiscal 2021 increased by 35%, compared to the corresponding prior year period, and included a favorable currency impact of 7%, when translating foreign orders to U.S. dollars.  The year-over-year increase in Asian Pacific orders was driven primarily by an increase in customer demand for Hurco vertical milling machines in China and Southeast Asia, partially offset by decreased demand for Takumi machines in China.

Gross Profit. Gross profit for the first quarter of fiscal 2021 was $11.5 million, or 21% of sales, compared to $9.2 million, or 21% of sales, for the corresponding prior year period.  Gross profit as a percentage of sales remained relatively unchanged year-over-year on a higher level of sales, as global excess inventory levels continue to apply competitive pricing pressure on the machine tool industry.  Additionally, similar to fiscal 2020, the first quarter of fiscal 2021 gross profit continued to be impacted by the allocation of fixed costs on lower production volumes year-to-date.

Operating Expenses. Selling, general, and administrative expenses for the first quarter of fiscal 2021 were $10.6 million, or 20% of sales, compared to $10.8 million, or 25% of sales, in the corresponding fiscal 2020 period, and included an unfavorable currency impact of $0.3 million, when translating foreign expenses to U.S. dollars for financial reporting purposes.  The year-over-year reduction in selling, general, and administrative expenses was primarily due to operating cost reduction measures implemented in the first two quarters of fiscal 2020, partially offset by increases in incentive compensation.

Operating Income (Loss). Operating income for the first quarter of fiscal 2021 was $1.0 million compared to an operating loss of $1.7 million for the corresponding period in fiscal 2020.  The increase in operating income was primarily driven by the increased volume of sales.

Other Income, Net.  Other income, net in the first quarter of fiscal 2021 was $0.1 million compared to $0.1 million for the corresponding period in fiscal 2020.

Income Taxes. The effective tax rate for the first quarter of fiscal 2021 was 45%, compared to 40% in the corresponding prior year period. The year-over-year increase in the effective tax rate was primarily due to changes in geographic mix of income and loss which includes jurisdictions with differing tax rates and other events that are not consistent from period to period, such as changes in income tax laws to address the unfavorable impact of the COVID-19 pandemic and a discrete income tax expense related to unvested stock awards in the first quarter of fiscal 2021.

LIQUIDITY AND CAPITAL RESOURCES

At January 31, 2021, we had cash and cash equivalents of $66.6 million, compared to $57.9 million at October 31, 2020.  Approximately 15% of the $66.6 million of cash and cash equivalents was denominated in U.S. dollars.  The balance was attributable to our foreign operations and is held in the local currencies of our various foreign entities, subject to fluctuations in currency exchange rates. We do not believe that the indefinite reinvestment of these funds offshore impairs our ability to meet our domestic working capital needs.

Working capital was $204.0 million at January 31, 2021 compared to $201.0 million at October 31, 2020.  The increase in working capital was primarily driven by an increase in prepaid expenses, offset by a reduction in inventory and an increase in accounts payable.

Capital expenditures of $0.6 million during the first three months of fiscal 2021 were primarily for capital improvements in existing facilities and software development costs.  We funded these expenditures with cash on hand.

In addition, during the three months ended January 31, 2021, we paid cash dividends to our shareholders of $0.9 million. Future dividends are subject to approval of our Board of Directors and will depend upon many factors, including our results of operations, financial condition, capital requirements, regulatory and contractual restrictions, our business strategy and other factors deemed relevant by our Board of Directors from time to time.

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

As of January 31, 2021, our existing credit facilities consisted of our €1.5 million revolving credit facility in Germany, the 150 million New Taiwan Dollars Taiwan credit facility, the 32.5 million Chinese Yuan China credit facility and the $40.0 million revolving credit facility under the 2018 Credit Agreement.  We had no debt or borrowings under any of our credit facilities at January 31, 2021.

At January 31, 2021, we had an aggregate of $52.2 million available for borrowing under our credit facilities and were in compliance with all covenants relating thereto.

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

CRITICAL ACCOUNTING POLICIES

Our accounting policies, which are described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2020, require management to make significant estimates and assumptions using information available at the time the estimates are made. These estimates and assumptions significantly affect various reported amounts of assets, liabilities, revenues, and expenses. If our future experience differs materially from these estimates and assumptions, our results of operations and financial condition would be affected. There were no material changes to our critical accounting policies during the first three months of fiscal 2021.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

There have been no material changes related to our contractual obligations and commitments from the information provided in our Annual Report on Form 10-K for the fiscal year ended October 31, 2020.

OFF BALANCE SHEET ARRANGEMENTS

From time to time, our subsidiaries guarantee third party payment obligations in connection with the sale of machines to customers that use financing. We follow FASB guidance for accounting for guarantees (codified in ASC 460). As of January 31, 2021, we had 15 outstanding third party payment guarantees totaling approximately $0.8 million. The terms of these guarantees are consistent with the underlying customer financing terms. Upon shipment of a machine, the customer assumes the risk of ownership. The customer does not obtain title, however, until the customer has paid for the machine. A retention of title clause allows us to recover the machine if the customer defaults on the financing. We accrue liabilities under these guarantees at fair value, which amounts are insignificant.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

Certain statements made in this report constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from those expressed or implied by the statements. These risks, uncertainties and other factors include, but are not limited to:

●	The impact of the COVID-19 pandemic and other public health epidemics on the global economy, our business and operations, our employees and the business, operations and economies of our customers and suppliers;
●	The cyclical nature of the machine tool industry;
●	Uncertain economic conditions, which may adversely affect overall demand, in the Americas, Europe and Asia Pacific markets;
●	The risks of our international operations;
●	Governmental actions, initiatives and regulations, including import and export restrictions, duties and tariffs and changes to tax laws;
●	The effects of changes in currency exchange rates;
●	Competition with larger companies that have greater financial resources;
●	The United Kingdom’s withdrawal from the European Union (Brexit);
●	Our dependence on new product development;
●	The need and/or ability to protect our intellectual property assets;
●	The limited number of our manufacturing and supply chain sources;
●	Increases in the prices of raw materials, especially steel and iron products;
●	The effect of the loss of members of senior management and key personnel;
●	Our ability to integrate acquisitions;
●	Acquisitions that could disrupt our operations and affect operating results;
●	Failure to comply with data privacy and security regulations;
●	Breaches of our network and system security measures;
●	Possible obsolescence of our technology and the need to make technological advances;
●	Impairment of our assets;
●	Negative or unforeseen tax consequences;

●	Uncertainty concerning our ability to use tax loss carryforwards; and
●	Changes in the LIBOR rate.

We discuss these and other important risks and uncertainties that may affect our future operations in Part I, Item 1A – Risk Factors in our most recent Annual Report on Form 10-K and may update that discussion in Part II, Item 1A – Risk Factors in this report or in a Quarterly Report on Form 10-Q we file hereafter.

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

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Interest on borrowings under our bank credit agreements are tied to prevailing domestic and foreign interest rates. At January 31, 2021, we had no borrowings outstanding under any of our credit facilities.

Foreign Currency Exchange Risk

In the first three months of fiscal 2021, we derived approximately 57% of our revenues from customers located outside of the Americas, where we invoiced and received payments in several foreign currencies. All of our computerized machine tools and computer control systems, as well as certain proprietary service parts, are sourced by our U.S.-based engineering and manufacturing division and re-invoiced to our foreign sales and service subsidiaries, primarily in their functional currencies.

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

Forward contracts for the sale or purchase of foreign currencies as of January 31, 2021, which are designated as cash flow hedges under FASB guidance related to accounting for derivative instruments and hedging activities, were as follows (in thousands, except weighted average forward rates):

				Contract Amount at
	Notional	Weighted		Forward Rates in
	Amount	Avg.		U.S. Dollars
Forward	in Foreign	Forward		Contract	January 31,
Contracts	Currency	Rate		Date	2021	Maturity Dates
Sale Contracts:
Euro	13,025	1.1911		15,515	15,848	Feb 2021 - Jan 2022
Sterling	3,550	1.3273		4,712	4,867	Feb 2021 - Jan 2022

Purchase Contracts:
New Taiwan Dollar	505,000	27.6150	*	18,287	18,394	Feb 2021 - Jan 2022

* New Taiwan Dollars per U.S. Dollar

Forward contracts for the sale or purchase of foreign currencies as of January 31, 2021, which were entered into to protect against the effects of foreign currency fluctuations on receivables and payables denominated in foreign currencies and are not designated as hedges under FASB guidance, were as follows (in thousands, except weighted average forward rates):

				Contract Amount at
	Notional	Weighted		Forward Rates in
	Amount	Avg.		U.S. Dollars
Forward	in Foreign	Forward		Contract	January 31,
Contracts	Currency	Rate		Date	2021	Maturity Dates
Sale Contracts:
Euro	10,250	1.1626		11,917	12,474	Feb 2021 – Oct 2021
Sterling	2,308	1.3627		3,145	3,163	Feb 2021 – May 2021

Purchase Contracts:
New Taiwan Dollar	778,540	28.5035	*	27,314	27,812	Feb 2021 – Apr 2021

* New Taiwan Dollars per U.S. Dollar

We are also exposed to foreign currency exchange risk related to our investment in net assets in foreign countries. To manage this risk, we have maintained a forward contract with a notional amount of €3.0 million. We designated this forward contract as a hedge of our net investment in Euro-denominated assets. We selected the forward method under FASB guidance related to the accounting for derivative instruments and hedging activities. The forward method requires all changes in the fair value of the contract to be reported as a cumulative translation adjustment in Accumulated other comprehensive income (loss), net of tax, in the same manner as the underlying hedged net assets. This forward contract matures in November 2021. As of January 31, 2021, we had a realized gain of $813,000 and an unrealized loss of $72,000, net of tax, recorded as cumulative translation adjustments in Accumulated other comprehensive income (loss) related to the hedging of our net investment in Euro-denominated assets. Forward contracts for the sale or purchase of foreign currencies as of January 31, 2021, which are designated as net investment hedges under this guidance were as follows (in thousands, except weighted average forward rates):

			Contract Amount at Forward Rates in
	Notional	Weighted	U.S. Dollars
Forward	Amount	Avg.	Contract	January 31,
Contracts	in Foreign Currency	Forward Rate	Date	2021	Maturity Date
Sale Contracts:
Euro	3,000	1.1892	3,568	3,662	Nov 2021

Item 4.    CONTROLS AND PROCEDURES

We conducted an evaluation under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2021, pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of the evaluation date.

There were no changes in our internal control over financial reporting during the three months ended January 31, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.    RISK FACTORS

There have been no material changes from the risk factors disclosed in Part I, Item 1A – Risk Factors in our Annual Report on Form 10-K for the year ended October 31, 2020. However, the COVID-19 pandemic could exacerbate or trigger the risks discussed in our Annual Report on Form 10-K for the year ended October 31, 2020, any of which could materially affect our business, financial condition and results of operations.

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes the repurchases of common stock made by us during the three months ended January 31, 2021:

					Approximate
				Total Number of	Dollar Value of
				Shares	Shares that
				Purchased as	May Yet Be
				Part of Publicly	Purchased
	Total Number		Average Price	Announced	Under Plans or
	of Shares		Paid per	Plans or	Programs
	Purchased		Share	Programs(1)	($ in millions) (1)
November 2020	400	(2)	$37.76	0	$0
December 2020	0		$0	0	$0
January 2021	6,168	(2)	$38.22	0	$0
Total	6,568			0

(1)	The Company does not have any publicly announced share repurchase plans or programs.
(2)	Represents shares of our common stock that were withheld to satisfy the income tax obligations of recipients of awards of 18,463 restricted shares granted under the 2016 Equity Plan in connection with the vesting of such awards.

Item 5.    OTHER INFORMATION

During the period covered by this report, the Audit Committee of our Board of Directors engaged our independent registered public accounting firm to perform non-audit, tax planning services. This disclosure is made pursuant to Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002.

Item 6.    EXHIBITS

EXHIBIT INDEX

3.1	Amended and Restated Articles of Incorporation of the Registrant, incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 1997.

3.2	Amended and Restated By-Laws of the Registrant as amended through January 7, 2021, incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K filed on January 8, 2021.

10.1

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

101

The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2021, formatted in Inline XBRL: (i) Condensed Consolidated Statements of Operations; (ii) Condensed Consolidated Statements of Comprehensive Income (Loss); (iii) Condensed Consolidated Balance Sheets; (iv) Condensed Consolidated Statements of Cash Flows; (v) Condensed Consolidated Statements of Changes in Shareholders’ Equity; and (vi) Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HURCO COMPANIES, INC.

By:	/s/ Sonja K. McClelland
Sonja K. McClelland
Executive Vice President, Secretary, Treasurer
& Chief Financial Officer

March 5, 2021