Form 10-Q
period 2021-04-30
HURCO COMPANIES INC
filed 2021-06-04
CIK 315374

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

⌧   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended April 30, 2021 or

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

The number of shares of the Registrant’s common stock outstanding as of May 28, 2021 was 6,601,406.

HURCO COMPANIES, INC.

Form 10-Q Quarterly Report for Fiscal Quarter Ended April 30, 2021

PART I - FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

HURCO COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2021	2020	2021	2020

Sales and service fees	$57,920	$37,126	$112,035	$80,786

Cost of sales and service	43,126	30,417	85,694	64,918

Gross profit	14,794	6,709	26,341	15,868

Selling, general and administrative expenses	11,273	10,599	21,841	21,445

Operating income (loss)	3,521	(3,890)	4,500	(5,577)

Interest expense	2	32	21	50

Interest income	—	20	16	90

Investment income	25	3	146	65

Other expense, net	(160)	(793)	(48)	(710)

Income (loss) before income taxes	3,384	(4,692)	4,593	(6,182)

Provision (benefit) for income taxes	947	(765)	1,493	(1,362)

Net income (loss)	$2,437	$(3,927)	$3,100	$(4,820)

Income (loss) per common share

Basic	$0.37	$(0.58)	$0.47	$(0.71)
Diluted	$0.36	$(0.58)	$0.46	$(0.71)

Weighted average common shares outstanding

Basic	6,596	6,739	6,585	6,760
Diluted	6,612	6,739	6,598	6,760

Dividends paid per share	$0.14	$0.13	$0.27	$0.25

The accompanying notes are an integral part of the condensed consolidated financial statements.

HURCO COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2021	2020	2021	2020

Net income (loss)	$2,437	$(3,927)	$3,100	$(4,820)

Other comprehensive income (loss):

Translation gain (loss) of foreign currency financial statements	122	(135)	4,306	148

(Gain) / loss on derivative instruments reclassified into operations, net of tax of $(102), $(9), $(216) and $(33), respectively	(340)	(30)	(719)	(110)

Gain / (loss) on derivative instruments, net of tax of $(23), $165, $(189) and $164, respectively	(75)	551	(629)	547

Total other comprehensive income (loss)	(293)	386	2,958	585

Comprehensive income (loss)	$2,144	$(3,541)	$6,058	$(4,235)

The accompanying notes are an integral part of the condensed consolidated financial statements.

HURCO COMPANIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	April 30,	October 31,
	2021	2020
	(unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$73,888	$57,859
Accounts receivable, net	37,041	27,686
Inventories, net	145,308	149,864
Derivative assets	410	968
Prepaid assets	14,461	13,803
Other	248	1,231
Total current assets	271,356	251,411
Property and equipment:
Land	868	868
Building	7,352	7,352
Machinery and equipment	29,938	29,195
Leasehold improvements	5,093	4,754
	43,251	42,169
Less accumulated depreciation and amortization	(31,866)	(30,248)
Total property and equipment, net	11,385	11,921
Non–current assets:
Software development costs, less accumulated amortization	7,788	7,840
Intangible assets, net	1,721	1,846
Operating lease - right of use assets, net	11,532	11,748
Deferred income taxes	2,869	2,479
Investments and other assets, net	9,175	8,410
Total non–current assets	33,085	32,323
Total assets	$315,826	$295,655

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$37,808	$27,643
Customer deposits	8,321	5,356
Derivative liabilities	928	872
Operating lease liabilities	4,282	4,132
Accrued payroll and employee benefits	7,766	6,931
Accrued income taxes	516	285
Accrued expenses	4,132	4,018
Accrued warranty expenses	1,417	1,200
Total current liabilities	65,170	50,437
Non–current liabilities:
Deferred income taxes	91	131
Accrued tax liability	1,761	1,918
Operating lease liabilities	7,646	7,989
Deferred credits and other	4,558	4,032
Total non–current liabilities	14,056	14,070
Shareholders’ equity:
Preferred stock: no par value per share, 1,000,000 shares authorized; no shares issued	—	—
Common stock: no par value, $.10 stated value per share, 12,500,000 shares authorized; 6,674,741 and 6,636,906 shares issued and 6,601,406 and 6,565,163 shares outstanding, as of April 30, 2021 and October 31, 2020, respectively	660	657
Additional paid-in capital	62,177	60,997
Retained earnings	173,795	172,484
Accumulated other comprehensive loss	(32)	(2,990)
Total shareholders’ equity	236,600	231,148
Total liabilities and shareholders’ equity	$315,826	$295,655

The accompanying notes are an integral part of the condensed consolidated financial statements.

HURCO COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2021	2020	2021	2020

Cash flows from operating activities:
Net income (loss)	$2,437	$(3,927)	$3,100	$(4,820)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities, net of acquisitions:
Provision for doubtful accounts	146	139	227	127
Deferred income taxes	379	(49)	511	59
Equity in loss (income) of affiliates	(93)	(23)	(36)	(66)
Foreign currency (gain) loss	296	1,460	(660)	1,567
Unrealized (gain) loss on derivatives	(372)	(647)	(143)	19
Depreciation and amortization	1,050	1,067	2,116	2,172
Stock–based compensation	721	643	1,380	779
Change in assets and liabilities, net of acquisitions:
(Increase) decrease in accounts receivable	(9,247)	3,852	(8,873)	15,004
(Increase) decrease in inventories	1,640	(3,462)	7,354	(4,758)
(Increase) decrease in prepaid expenses	426	(2,443)	(1,161)	(4,568)
Increase (decrease) in accounts payable	7,351	989	9,342	(4,317)
Increase (decrease) in customer deposits	3,048	(740)	2,797	26
Increase (decrease) in accrued expenses	655	89	869	(6,389)
Increase (decrease) in accrued income tax	(30)	(853)	216	(1,480)
Net change in derivative assets and liabilities	392	(103)	163	(205)
Other	101	1,919	732	2,014
Net cash provided by (used for) operating activities	8,900	(2,089)	17,934	(4,836)

Cash flows from investing activities:
Proceeds from sale of property and equipment	3	54	3	127
Purchase of property and equipment	(378)	(203)	(676)	(389)
Software development costs	(282)	(193)	(606)	(456)
Other investments	(42)	—	(182)	—
Net cash provided by (used for) investing activities	(699)	(342)	(1,461)	(718)

Cash flows from financing activities:
Dividends paid	(924)	(879)	(1,789)	(1,693)
Taxes paid related to net settlement of restricted shares	—	—	(197)	(498)
Stock repurchases	—	(3,911)	—	(3,911)
Net cash provided by (used for) financing activities	(924)	(4,790)	(1,986)	(6,102)

Effect of exchange rate changes on cash and cash equivalents	58	(99)	1,542	(20)

Net increase (decrease) in cash and cash equivalents	7,335	(7,320)	16,029	(11,676)

Cash and cash equivalents at beginning of period	66,553	52,587	57,859	56,943

Cash and cash equivalents at end of period	$73,888	$45,267	$73,888	$45,267

The accompanying notes are an integral part of the condensed consolidated financial statements.

HURCO COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands, except shares outstanding)

	Three Months Ended April 30, 2021 and 2020
					Accumulated
	Common Stock		Additional		Other
	Shares		Paid–in	Retained	Comprehensive
	Outstanding	Amount	Capital	Earnings	Income (Loss)	Total
Balances, January 31, 2020	6,803,163	$680	$65,985	$180,444	$(8,734)	$238,375
Net income (loss)	—	—	—	(3,927)	—	(3,927)
Other comprehensive income (loss)	—	—	—	—	386	386
Stock–based compensation expense, net of taxes withheld for vested restricted shares	11,824	2	642	—	—	644
Stock repurchases	(148,761)	(15)	(3,896)	—	—	(3,911)
Dividends paid	—	—	—	(879)	—	(879)
Balances, April 30, 2020	6,666,226	$667	$62,731	$175,638	$(8,348)	$230,688

Balances, January 31, 2021	6,583,626	$658	$61,458	$172,282	$261	$234,659
Net income (loss)	—	—	—	2,437	—	2,437
Other comprehensive income (loss)	—	—	—	—	(293)	(293)
Stock–based compensation expense, net of taxes withheld for vested restricted shares	17,780	2	719	—	—	721
Dividends paid	—	—	—	(924)	—	(924)
Balances, April 30, 2021	6,601,406	$660	$62,177	$173,795	$(32)	$236,600

	Six Months Ended April 30, 2021 and 2020
					Accumulated
	Common Stock		Additional		Other
	Shares		Paid–in	Retained	Comprehensive
	Outstanding	Amount	Capital	Earnings	Income (Loss)	Total
Balances, October 31, 2019	6,767,237	$677	$66,350	$182,151	$(8,933)	$240,245
Net income (loss)	—	—	—	(4,820)	—	(4,820)
Other comprehensive income (loss)	—	—	—	—	585	585
Stock–based compensation expense, net of taxes withheld for vested restricted shares	47,750	5	277	—	—	282
Stock repurchases	(148,761)	(15)	(3,896)	—	—	(3,911)
Dividends paid	—	—	—	(1,693)	—	(1,693)
Balances, April 30, 2020	6,666,226	$667	$62,731	$175,638	$(8,348)	$230,688

Balances, October 31, 2020	6,565,163	$657	$60,997	$172,484	$(2,990)	$231,148
Net income (loss)	—	—	—	3,100	—	3,100
Other comprehensive income (loss)	—	—	—	—	2,958	2,958
Stock–based compensation expense, net of taxes withheld for vested restricted shares	36,243	3	1,180	—	—	1,183
Dividends paid	—	—	—	(1,789)	—	(1,789)
Balances, April 30, 2021	6,601,406	$660	$62,177	$173,795	$(32)	$236,600

The accompanying notes are an integral part of the condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.    GENERAL

The unaudited Condensed Consolidated Financial Statements include the accounts of Hurco Companies, Inc. and its consolidated subsidiaries.  As used in this report, the words “we”, “us”, “our”, “Hurco”, and the “Company” refer to Hurco Companies, Inc. and its consolidated subsidiaries.

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

We operate in the industrial equipment industry and have a global footprint that subjects us to various business risks in many different countries. During fiscal 2020, our operating results were adversely affected by the international business disruption due to the outbreak of COVID-19 and the economic slowdown in Europe, uncertainty surrounding the U.K. Brexit activities, and political friction in the U.S. Many of our customers deferred or eliminated investments in capital equipment last year, which we attributed largely to the uncertainty these events created.  During the first six months of fiscal 2021, our sales increased year-over-year in all regions as countries began to lift the government-mandated COVID-19 stay-at-home orders or other similar operating restrictions. Because of the potential for extended vulnerability, we have closely evaluated the estimates we have made in preparing the financial statements as of April 30, 2021 with the understanding that these estimates could change in the near term. We will continue to evaluate and disclose any uncertainty associated with key assumptions underlying fair value estimates, trends, and uncertainties that have had, or are reasonably expected to have, a material effect on our consolidated financial position, results of operations, changes in shareholders' equity, and cash flows for and at the end of each interim period.

The condensed financial information as of April 30, 2021 and for the three and six months ended April 30, 2021 and April 30, 2020 is unaudited.  However, in our opinion, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary to present fairly our consolidated financial position, results of operations, changes in shareholders’ equity, and cash flows for and at the end of the interim periods.  We suggest that you read these Condensed Consolidated Financial Statements in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended October 31, 2020.

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

We recognize revenues from the sale of machine tools, components and accessories and services and reflect the consideration to which we expect to be entitled.  We record revenues based on a five-step model in accordance with Financial Accounting Standards Board (“FASB”) guidance codified in Accounting Standards Codification (“ASC”) 606, “Revenue from Contracts with Customers” (“ASC 606”). In accordance with ASC 606, we have defined contracts as agreements with our customers and distributors in the form of purchase orders, packing or shipping documents, invoices, and, periodically, verbal requests for components and accessories.  For each contract, we identify our performance obligations, which are delivering goods or services, determine the transaction price, allocate the contract transaction price to each of the performance obligations (when applicable), and recognize the revenue when (or as) each of the performance obligations to the customer is fulfilled.  A good or service is transferred when the customer obtains control of that good or service.  Our computerized machine tools are general purpose computer-controlled machine tools that are typically used in stand-alone operations.  Prior to shipment, we test each machine to ensure the machine’s compliance with standard operating specifications.  We deem that the customer obtains control upon delivery of the product and that obtaining control is not contingent upon contractual customer acceptance.  Therefore, we generally recognize revenue from sales of our machine tool systems upon delivery of the product to the customer or distributor, which is normally at the time of shipment.

Depending upon geographic location, after shipment, a machine may be installed at the customer’s facility by a distributor, independent contractor or by one of our service technicians.  In most instances where a machine is sold through a distributor, we have no installation involvement.  If sales are direct or through sales agents, we will typically complete the machine installation, which consists of the reassembly of certain parts that were removed for shipping and the re-testing of the machine to ensure that it is performing within the standard specifications.  We consider the machine installation process for our three-axis machines to be inconsequential and perfunctory.  For our five-axis machines that we install, we estimate the fair value of the installation performance obligation and recognize that installation revenue on a prorata basis over the period of the installation process.

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

3.    DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

We are exposed to certain market risks relating to our ongoing business operations, including foreign currency risk, interest rate risk, and credit risk.  We manage our exposure to these and other market risks through regular operating and financing activities.  Currently, the only risk that we manage through the use of derivative instruments is foreign currency risk, for which we enter into derivative instruments in the form of foreign currency forward exchange contracts with a major financial institution.

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

Derivatives Designated as Hedging Instruments

We enter into foreign currency forward exchange contracts periodically to hedge certain forecasted inter-company sales and purchases denominated in the following foreign currencies: the Pound Sterling, Euro, and New Taiwan Dollar.  The purpose of these instruments is to mitigate the risk that the U.S. Dollar net cash inflows and outflows resulting from sales and purchases denominated in foreign currencies will be adversely affected by changes in exchange rates.  These forward contracts have been designated as cash flow hedge instruments and are recorded in the Condensed Consolidated Balance Sheets at fair value in Derivative assets and Derivative liabilities.  The effective portion of the gains and losses resulting from the changes in the fair value of these hedge contracts is deferred in Accumulated other comprehensive loss and recognized as an adjustment to Cost of sales and service in the period that the corresponding inventory sold that is the subject of the related hedge contract is recognized, thereby providing an offsetting economic impact against the corresponding change in the U.S. Dollar value of the inter-company sale or purchase being hedged.  The ineffective portion of gains and losses resulting from the changes in the fair value of these hedge contracts is immediately reported in Other expense, net.  We perform quarterly assessments of hedge effectiveness by verifying and documenting the critical terms of the hedge instrument and determining that forecasted transactions have not changed significantly.  We also assess on a quarterly basis whether there have been adverse developments regarding the risk of a counterparty default.

We had forward contracts outstanding as of April 30, 2021, denominated in Euros, Pounds Sterling and New Taiwan Dollars with set maturity dates ranging from May 2021 through April 2022. The contract amounts, expressed at forward rates in U.S. Dollars at April 30, 2021, were $14.9 million for Euros, $7.3 million for Pounds Sterling and $23.0 million for New Taiwan Dollars. At April 30, 2021, we had approximately $629,000 of losses, net of tax, related to cash flow hedges deferred in Accumulated other comprehensive loss. Included in this amount was $254,000 of unrealized loss, net of tax, related to cash flow hedge instruments that remain subject to currency fluctuation risk. The majority of these deferred gains will be recorded as an adjustment to Cost of sales and service in periods through April 2022, when the corresponding inventory that is the subject of the related hedge contracts is sold, as described above.

We are also exposed to foreign currency exchange risk related to our investment in net assets in foreign countries. To manage this risk, we entered into a forward contract with a notional amount of €3.0 million in November 2020. We designated this forward contract as a hedge of our net investment in Euro denominated assets. We selected the forward method under FASB guidance related to the accounting for derivative instruments and hedging activities. The forward method requires all changes in the fair value of the contract to be reported as a cumulative translation adjustment in Accumulated other comprehensive loss, net of tax, in the same manner as the underlying hedged net assets. This forward contract matures in November 2021. As of April 30, 2021, we had a realized gain of $813,000 and an unrealized loss of $42,000, net of tax, recorded as cumulative translation adjustments in Accumulated other comprehensive loss related to this forward contract.

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

We had forward contracts outstanding not designated as hedges under FASB guidance as of April 30, 2021, denominated in Euros, Pounds Sterling, and New Taiwan Dollar with set maturity dates ranging from May 2021 through April 2022.  The contract amounts, expressed at forward rates in U.S. Dollars at April 30, 2021, totaled $30.8 million.

Fair Value of Derivative Instruments

We recognize the fair value of derivative instruments as assets and liabilities on a gross basis on our Condensed Consolidated Balance Sheets. As of April 30, 2021 and October 31, 2020, all derivative instruments were recorded at fair value on our Condensed Consolidated Balance Sheets as follows (in thousands):

	April 30, 2021		October 31, 2020
	Balance Sheet	Fair	Balance Sheet	Fair
Derivatives	Location	Value	Location	Value
Designated as Hedging Instruments:
Foreign exchange forward contracts	Derivative assets	$192	Derivative assets	$495
Foreign exchange forward contracts	Derivative liabilities	$576	Derivative liabilities	$279

Not Designated as Hedging Instruments:
Foreign exchange forward contracts	Derivative assets	$218	Derivative assets	$473
Foreign exchange forward contracts	Derivative liabilities	$352	Derivative liabilities	$593

Effect of Derivative Instruments on the Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Changes in Shareholders’ Equity and Condensed Consolidated Statements of Operations

Derivative instruments had the following effects on our Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Changes in Shareholders’ Equity, and Condensed Consolidated Statements of Operations, net of tax, during the three months ended April 30, 2021 and 2020 (in thousands):

			Location of Gain	Amount of Gain
	Amount of Gain (Loss)		(Loss) Reclassified	(Loss) Reclassified
	Recognized in Other		from Other	from Other
	Comprehensive		Comprehensive	Comprehensive
Derivatives	Income (Loss)		Income (Loss)	Income (Loss)
	Three Months Ended			Three Months Ended
	April 30,			April 30,
	2021	2020		2021	2020
Designated as Hedging Instruments:
(Effective portion)
Foreign exchange forward contracts – Intercompany sales/purchases	$(75)	$551	Cost of sales and service	$340	$30
Foreign exchange forward contract – Net investment	$30	$64

We did not recognize any gains or losses as a result of hedges deemed ineffective for either of the three months ended April 30, 2021 or 2020. We recognized the following gains and losses in our Condensed Consolidated Statements of Operations during the three months ended April 30, 2021 and 2020 on derivative instruments not designated as hedging instruments (in thousands):

	Location of Gain
	(Loss) Recognized	Amount of Gain (Loss)
Derivatives	in Operations	Recognized in Operations
		Three Months Ended
		April 30,
		2021	2020
Not Designated as Hedging Instruments:
Foreign exchange forward contracts	Other expense, net	$(590)	$970

The following table presents the changes in the components of Accumulated other comprehensive loss, net of tax, for the three months ended April 30, 2021 (in thousands):

	Foreign Currency	Cash Flow
	Translation	Hedges	Total
Balance, January 31, 2021	$111	$150	$261
Other comprehensive income (loss) before reclassifications	122	(75)	47
Reclassifications	—	(340)	(340)
Balance, April 30, 2021	$233	$(265)	$(32)

Derivative instruments had the following effects on our Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Changes in Shareholders’ Equity, and Condensed Consolidated Statements of Operations, net of tax, during the six months ended April 30, 2021 and 2020 (in thousands):

			Location of Gain	Amount of Gain
	Amount of Gain (Loss)		(Loss) Reclassified	(Loss) Reclassified
	Recognized in Other		from Other	from Other
	Comprehensive		Comprehensive	Comprehensive
	Income (Loss)		Income (Loss)	Income (Loss)
	Six Months Ended			Six Months Ended
	April 30,			April 30,
Derivatives	2021	2020		2021	2020
Designated as Hedging Instruments:
(Effective Portion)
Foreign exchange forward contracts – Intercompany sales/purchases	$(629)	$547	Cost of sales and service	$719	$110
Foreign exchange forward contract – Net investment	$(80)	$89

We did not recognize any gains or losses as a result of hedges deemed ineffective for either of the six months ended April 30, 2021 or 2020. We recognized the following gains and losses in our Condensed Consolidated Statements of Operations during the six months ended April 30, 2021 and 2020 on derivative instruments not designated as hedging instruments (in thousands):

	Location of Gain
	(Loss) Recognized	Amount of Gain (Loss)
Derivatives	in Operations	Recognized in Operations
		Six Months Ended
		April 30,
Derivatives		2021	2020
Not Designated as Hedging Instruments:
Foreign exchange forward contracts	Other expense, net	$(1,403)	$1,126

The following table presents the changes in the components of Accumulated other comprehensive loss, net of tax, for the six months ended April 30, 2021 (in thousands):

	Foreign	Cash
	Currency	Flow
	Translation	Hedges	Total
Balance, October 31, 2020	$(4,073)	$1,083	$(2,990)
Other comprehensive income (loss) before reclassifications	4,306	(629)	3,677
Reclassifications	—	(719)	(719)
Balance, April 30, 2021	$233	$(265)	$(32)

4.    EQUITY INCENTIVE PLAN

In March 2016, we adopted the Hurco Companies, Inc. 2016 Equity Incentive Plan (the “2016 Equity Plan”), which allows us to grant awards of stock options, stock appreciation rights, restricted stock, stock units and other stock-based awards.  The 2016 Equity Plan replaced the Hurco Companies, Inc. 2008 Equity Incentive Plan (the “2008 Equity Plan”) and is the only active plan under which equity awards may be made by us to our employees and non-employee directors.  No further awards will be made under the 2008 Equity Plan.  The total number of shares of our common stock that may be issued pursuant to awards under the 2016 Equity Plan is 856,048, which includes 386,048 shares remaining available for future grants under the 2008 Equity Plan as of March 10, 2016, the date our shareholders approved the 2016 Equity Plan.

The Compensation Committee of our Board of Directors has the authority to determine the officers, directors, and key employees who will be granted awards under the 2016 Equity Plan; designate the number of shares subject to each award; determine the terms and conditions upon which awards will be granted; and prescribe the form and terms of award agreements. We have granted restricted shares and performance units under the 2016 Equity Plan that are currently outstanding, and we have granted stock options under the 2008 Equity Plan that are currently outstanding. No stock option may be exercised more than ten years after the date of grant or such shorter period as the Compensation Committee may determine at the date of grant. The market value of a share of our common stock, for purposes of the 2016 Equity Plan, is the closing sale price as reported by the Nasdaq Global Select Market on the date in question or, if not a trading day, on the last preceding trading date.

A summary of stock option activity for the six-month period ended April 30, 2021, is as follows:

		Weighted Average
	Stock Options	Exercise Price
Outstanding at October 31, 2020	33,307	$22.09
Options granted	—	—
Options exercised	—	—
Options cancelled	—	—
Outstanding at April 30, 2021	33,307	$22.09

Summarized information about outstanding stock options as of April 30, 2021, that have already vested and are currently exercisable, are as follows:

Options Already Vested and
Currently Exercisable
Number of outstanding options	33,307
Weighted average remaining contractual life (years)	0.97
Weighted average exercise price per share	$22.09
Intrinsic value of outstanding options	$408,000

The intrinsic value of an outstanding stock option is calculated as the difference between the stock price as of April 30, 2021 and the exercise price of the option.

On March 11, 2021, the Compensation Committee granted a total of 9,708 shares of time-based restricted stock to our non-employee directors. The restricted shares vest in full one year from the date of grant provided the recipient remains on the board of directors through that date. The grant date fair value of the restricted shares was based on the closing sales price of our common stock on the grant date, which was $37.06 per share.

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

A reconciliation of our restricted stock and PSU activity and related information for the six-month period ended April 30, 2021 is as follows:

		Weighted Average Grant
	Number of Shares	Date Fair Value
Unvested at October 31, 2020	231,960	$39.03
Shares or units granted	116,032	28.85
Shares or units vested	(36,243)	31.12
Shares or units cancelled	(42,625)	43.99
Shares withheld	(6,568)	38.20
Unvested at April 30, 2021	262,556	$34.84

During the first six months of fiscal 2021 and 2020, we recorded approximately $1.4 million and $0.8 million, respectively, of stock-based compensation expense related to grants under the 2016 Equity Plan. As of April 30, 2021, there was an estimated $4.4 million of total unrecognized stock-based compensation cost that we expect to recognize by the end of the first quarter of fiscal 2024.

5.    EARNINGS PER SHARE

Per share results have been computed based on the average number of common shares outstanding over the period in question.  The computation of basic and diluted net income (loss) per share is determined using net income (loss) applicable to common shareholders as the numerator and the number of shares outstanding as the denominator as follows (in thousands, except per share amounts):

	Three Months Ended				Six Months Ended
	April 30,				April 30,
	2021		2020		2021		2020
(in thousands, except per share amounts)	Basic	Diluted	Basic	Diluted	Basic	Diluted	Basic	Diluted
Net income (loss)	$2,437	$2,437	$(3,927)	$(3,927)	$3,100	$3,100	$(4,820)	$(4,820)
Undistributed earnings (loss) allocated to participating shares	(27)	(27)	41	41	(34)	(34)	51	51
Net income (loss) applicable to common shareholders	$2,410	$2,410	$(3,886)	$(3,886)	$3,066	$3,066	$(4,769)	$(4,769)

Weighted average shares outstanding	6,596	6,596	6,739	6,739	6,585	6,585	6,760	6,760
Stock options and contingently issuable securities	—	16	—	—	—	13	—	—
	6,596	6,612	6,739	6,739	6,585	6,598	6,760	6,760
Income (loss) per share	$0.37	$0.36	$(0.58)	$(0.58)	$0.47	$0.46	$(0.71)	$(0.71)

6.    ACCOUNTS RECEIVABLE

Accounts receivable are net of allowances for doubtful accounts of $1.6 million as of April 30, 2021 and $1.4 million as of October 31, 2020.

7.    INVENTORIES

Inventories, priced at the lower of cost (first-in, first-out method) or net realizable value, are summarized below (in thousands):

	April 30,	October 31,
	2021	2020
Purchased parts and sub–assemblies	$33,834	$30,390
Work–in–process	15,978	12,635
Finished goods	95,496	106,839
	$145,308	$149,864

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

Our lease portfolio includes leased production and assembly facilities, warehouses and distribution centers, office space, vehicles, material handling equipment utilized in our production and assembly facilities, laptops and other information technology equipment, as well as other miscellaneous leased equipment. Most of the leased production and assembly facilities have lease terms ranging from two to five years, although the terms and conditions of our leases can vary significantly from lease to lease. We have assessed the specific terms and conditions of each lease to determine the amount of the lease payments and the length of the lease term, which includes the minimum period over which lease payments are required plus any renewal options that are both within our control to exercise and reasonably certain of being exercised upon lease commencement. In determining whether or not a renewal option is reasonably certain of being exercised, we assessed all relevant factors to determine if sufficient incentives exist as of lease commencement to conclude renewal is reasonably certain. There are no material residual value guarantees provided by us, nor any material restrictions or covenants imposed by the leases to which we are a party. In determining the lease liability, we utilize our incremental borrowing rate to discount the future lease payments over the lease term to present value.

We record a right-of-use asset and lease liability on our Condensed Consolidated Balance Sheets for all leases for which we are a lessee, in accordance with ASC 842.  We are a lessor in a small number of lease agreements associated with our machine tools and/or automation integration equipment for which the impact to our consolidated financial statements is immaterial. All our leases for which we are a lessee are classified as operating leases under the guidance in Topic 840.

We recorded total operating lease expense of $2.6 million and $2.5 million for the six months ended April 30, 2021 and 2020, respectively, which is classified within Cost of sales and service and Selling, general and administrative expenses within the Condensed Consolidated Statements of Operations.  Operating lease expense includes short-term leases and variable lease payments which are immaterial.  There have been no lease costs capitalized on the Condensed Consolidated Balance Sheets as of April 30, 2021.

The following table summarizes supplemental cash flow information and non-cash activity related to operating leases for the six months ended April 30, 2021 (in thousands):

Six Months Ended
April 30, 2021
Operating cash flow information:
Cash paid for amounts included in the measurement of lease liabilities	$2,586
Non-cash information:
Right-of-use assets obtained in exchange for new operating lease liabilities	$2,243

The following table summarizes the maturities of undiscounted cash flows of lease commitments reconciled to the total lease liability as of April 30, 2021 (in thousands):

Remainder of 2021	$2,379
2022	3,867
2023	2,537
2024	1,092
2025	761
2026 and thereafter	1,691
Total	12,327
Less: Imputed interest	(399)
Present value of operating lease liabilities	$11,928

As of April 30, 2021, the weighted-average remaining term of our lease portfolio was approximately 4.1 years and the weighted-average discount rate was approximately 1.6%.

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

10.    GUARANTEES AND PRODUCT WARRANTIES

From time to time, we guarantee third party payment obligations in connection with the sale of machines to customers that use financing. We follow FASB guidance for accounting for guarantees (codified in ASC 460). As of April 30, 2021, we had 13 outstanding third party payment guarantees totaling approximately $0.7 million. The terms of these guarantees are consistent with the underlying customer financing terms. Upon shipment of a machine, the customer assumes the risk of ownership. The customer does not obtain title, however, until it has paid for the machine. A retention of title clause allows us to recover the machine if the customer defaults on the financing. We accrue liabilities under these guarantees at fair value, which amounts are insignificant.

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

	Six Months Ended
	April 30,
	2021	2020
Balance, beginning of period	$1,200	$1,760
Provision for warranties during the period	1,204	899
Charges to the reserve	(1,049)	(1,407)
Impact of foreign currency translation	62	(8)
Balance, end of period	$1,417	$1,244

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

As a result, as of April 30, 2021, our existing credit facilities consisted of our €1.5 million revolving credit facility in Germany, the 150 million New Taiwan Dollars Taiwan credit facility, the 32.5 million Chinese Yuan China credit facility and the $40.0 million revolving credit facility under the 2018 Credit Agreement.

As of April 30, 2021, there were no borrowings under any of our credit facilities and there was approximately $52.2 million of available borrowing capacity thereunder.

12.  INCOME TAXES

Our provision for income taxes and effective tax rate are affected by the geographical composition of pre-tax income which includes jurisdictions with differing tax rates, conditional reduced tax rates, and other events that are not consistent from period to period, such as changes in income tax laws.

In response to the COVID-19 pandemic, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into law on March 27, 2020.  The CARES Act included several provisions that provide economic relief for individuals and businesses. The CARES Act, among other things, included tax provisions relating to refundable payroll tax credits, the deferral of employer’s social security payments, and modifications to net operating loss carryback provisions. On December 27, 2020, the Consolidated

Appropriations Act of 2021 (the “CAA”), which includes the Economic Aid to Hard-Hit Small Businesses, Nonprofits, and Venues Act

and the American Rescue Plan Act of 2021, was signed into law and provided further COVID-19 economic relief with an expansion of the employee retention credit. As a result, we recorded a benefit of $1.9 million related to the employee retention credit during the second quarter of fiscal 2021.

During the second quarter of fiscal 2021, we assessed and recorded the estimated year to date impact of recent changes in income tax laws to address the unfavorable impact of the COVID-19 pandemic.  The CARES Act included economic relief and modifications, most notably the net operating loss carryback provisions for the U.S. We recorded an income tax expense during the six months of fiscal 2021 of $1.5 million compared to an income tax benefit of $1.4 million for the same period in 2020. Our effective tax rate for the first six months of fiscal 2021 was 33%, compared to 22% in the corresponding prior year period. The year-over-year increase in the effective tax rate was primarily due to changes in geographic mix of income and loss which includes jurisdictions with differing tax rates, conditional reduced tax rates, and other events that are not consistent from period to period, such as changes in income tax laws to address the unfavorable impact of the COVID-19 pandemic and a discrete income tax expense related to unvested stock awards in fiscal 2021.

Our unrecognized tax benefits were $211,000 as of April 30, 2021 and $204,000 as of October 31, 2020, and in each case included accrued interest.

We recognize accrued interest and penalties related to unrecognized tax benefits as components of income tax expense. As of April 30, 2021, the gross amount of interest accrued, reported in Accrued expenses, was approximately $39,000, which did not include the federal tax benefit of interest deductions.

We file U.S. federal and state income tax returns, as well as tax returns in several foreign jurisdictions. The statutes of limitations with respect to unrecognized tax benefits will expire between August 2021 and August 2024.

Currently, our subsidiary in Taiwan is under tax audit for fiscal year 2018.

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

In accordance with this guidance, the following table represents the fair value hierarchy for our financial assets and liabilities measured at fair value as of April 30, 2021 and October 31, 2020 (in thousands):

	Assets		Liabilities
	April 30, 2021	October 31, 2020	April 30, 2021	October 31, 2020
Level 1
Deferred compensation	$2,282	$1,868	$—	$—

Level 2
Derivatives	$410	$968	$928	$872

Included in Level 1 assets are mutual fund investments under a nonqualified deferred compensation plan. We estimate the fair value of these investments on a recurring basis using market prices that are readily available.

Included in Level 2 fair value measurements are derivative assets and liabilities related to gains and losses on foreign currency forward exchange contracts entered into with a third party. We estimate the fair value of these derivatives on a recurring basis using foreign currency exchange rates obtained from active markets. Derivative instruments are reported in the accompanying Condensed Consolidated Financial Statements at fair value. We have derivative financial instruments in the form of foreign currency forward exchange contracts as described in Note 3 of Notes to the Condensed Consolidated Financial Statements. The U.S. Dollar equivalent notional amounts of these contracts was $79.1 million and $70.8 million at April 30, 2021 and October 31, 2020, respectively.

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

In March 2020, FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848) - Facilitation of the Effects of Reference Rate Reform on Financial Reporting.  This standard provides temporary optional expedients and exceptions to the U.S. Generally Accepted Accounting Principles guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from LIBOR and other interbank offered rates to alternative reference rates, such as SOFR.  This standard is effective for all entities beginning March 12, 2020 through December 31, 2022.  We are assessing the impact this new accounting standard will have on our consolidated financial statements and related disclosures.

There have been no other significant changes in the Company’s critical accounting policies and estimates during the six months ended April 30, 2021.

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

The market for machine tools is international in scope. We have both significant foreign sales and significant foreign manufacturing operations.  During the first six months of fiscal 2021, approximately 48% of our revenues were attributable to customers in Europe, where we typically sell more of our higher-performance, higher-priced VMX series machines.  Additionally, approximately 14% of our revenues were attributable to customers in the Asia Pacific region, where we encounter greater pricing pressures.

We have three brands of CNC machine tools in our product portfolio: Hurco is the technology innovation brand for customers who want to increase productivity and profitability by selecting a brand with the latest software and motion technology.  Milltronics is the value-based brand for shops that want easy-to-use machines at competitive prices.  The Takumi brand is for customers that need very high speed, high efficiency performance, such as that required in the production, die and mold, aerospace, and medical industries.  Takumi machines are equipped with industry standard controls instead of the proprietary controls found on Hurco and Milltronics machines.  These three brands of CNC machine tools are responsible for the vast majority of our revenue.  However, we have added other non-Hurco branded products to our product portfolio that have contributed product diversity and market penetration opportunity.  Many of these non-Hurco branded products are sold by our wholly-owned distributors and are comprised primarily of other general-purpose vertical milling centers and lathes, laser cutting machines, waterjet cutting machines, CNC grinders, compact horizontal machines, metal cutting saws and CNC swill lathes. Additionally, ProCobots LLC (“ProCobots”) is our wholly-owned subsidiary that provides automation solutions that can be integrated with any machine tool. Finally, through our wholly-owned subsidiary in Italy, LCM Precision Technology S.r.l. (“LCM”), we produce high value machine tool components and accessories.

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

We operate in the industrial equipment industry and have a global footprint that subjects us to various business risks in many different countries. The COVID-19 pandemic has had a significant impact on our business and industry in fiscal 2020. During the first six months of fiscal 2021, our sales increased year-over-year in all regions as countries began to lift the government-mandated COVID-19 stay-at-home orders or other similar operating restrictions.  However, we cannot predict the duration or scope of impact of the COVID-19 pandemic on a global basis and the impact that any new developments could have on our financial results. We will continue to evaluate and disclose any trends and uncertainties that have had or are reasonably expected to have, a material effect on our consolidated financial position, results of operations, changes in shareholders’ equity and cash flows for and at the end of each interim period.

Our high levels of foreign manufacturing and sales also expose us to cash flow risks due to fluctuating currency exchange rates.  We seek to mitigate those risks through the use of derivative instruments – principally foreign currency forward exchange contracts.

RESULTS OF OPERATIONS

Three Months Ended April 30, 2021 Compared to Three Months Ended April 30, 2020

Sales and Service Fees.  Sales and service fees for the second quarter of fiscal 2021 were $57.9 million, an increase of $20.8 million, or 56%, compared to the corresponding prior year period, and included a favorable currency impact of $2.7 million, or 7%, when translating foreign sales to U.S. Dollars for financial reporting purposes.

Sales and Service Fees by Geographic Region

The following table sets forth net sales and service fees by geographic region for the second quarter ended April 30, 2021 and 2020 (dollars in thousands):

	Three Months Ended
	April 30,
	2021		2020		$ Change	% Change
Americas	$19,723	34%	$16,696	45%	$3,027	18%
Europe	28,949	50%	14,736	40%	14,213	96%
Asia Pacific	9,248	16%	5,694	15%	3,554	62%
Total	$57,920	100%	$37,126	100%	$20,794	56%

Sales in the Americas for the second quarter of fiscal 2021 increased by 18%, compared to the corresponding period in fiscal 2020. The increase in sales in the Americas for the second quarter of fiscal 2021 was due to increased volume of shipments of Hurco VM and VMX machines in Canada, Mexico, and the U.S.

European sales for the second quarter of fiscal 2021 increased by 96%, compared to the corresponding period in fiscal 2020, and included a favorable currency impact of 15%, when translating foreign sales to U.S. Dollars for financial reporting purposes.  The year-over-year increase in European sales was attributable to increased volume of shipments of Hurco and Takumi machines in Germany, the United Kingdom, France and Italy, as well as increased shipment of machine tool components and accessories manufactured by our wholly-owned subsidiary LCM.

Asian Pacific sales for the second quarter of fiscal 2021 increased by 62%, compared to the corresponding period in fiscal 2020, and included a favorable currency impact of 9%, when translating foreign sales to U.S. Dollars for financial reporting purposes.  The year-over-year increase in Asian Pacific sales was primarily due to increased sales of Hurco and Takumi machines in China and Taiwan.

Sales and Service Fees by Product Category

The following table sets forth net sales and service fees by product category for the second quarter ended April 30, 2021 and 2020 (dollars in thousands):

	Three Months Ended
	April 30,
	2021		2020		$ Change	% Change
Computerized Machine Tools	$48,435	84%	$29,990	81%	$18,445	62%
Computer Control Systems and Software †	725	1%	338	1%	387	114%
Service Parts	6,873	12%	5,185	14%	1,688	33%
Service Fees	1,887	3%	1,613	4%	274	17%
Total	$57,920	100%	$37,126	100%	$20,794	56%

† Amounts shown do not include computer control systems and software sold as an integrated component of computerized machine systems.

Sales of computerized machine tools for the second quarter of fiscal 2021 increased by 62%, compared to the corresponding prior year period, due to an increase in shipments of Hurco, Takumi and Milltronics products across all regions where our customers are located.  Sales of computer control systems and software and service parts for the second quarter of fiscal 2021 increased by 114% and 33%, respectively, compared to the corresponding prior year period.  The increases in sales of computer control systems and software and service parts were primarily due to increased shipments of Hurco and Takumi-branded products across all regions where our customers are located.  Service fees for the second quarter of fiscal 2021 increased by 17%, compared to the corresponding prior year period, as a result of increased aftermarket services provided to our customers throughout Europe.  The increases in each product category described above included a favorable currency impact of 7%, when translating foreign sales to U.S. Dollars for financial reporting purposes.

Orders.  Orders for the second quarter of fiscal 2021 were $65.7 million, an increase of $29.2 million, or 80%, compared to the corresponding period in fiscal 2020, and included a favorable currency impact of $3.1 million, or 8%, when translating foreign orders to U.S. Dollars.

The following table sets forth new orders booked by geographic region for the second quarter ended April 30, 2021 and 2020 (dollars in thousands):

	Three Months Ended
	April 30,
	2021		2020		$ Change	% Change
Americas	$19,306	29%	$15,924	43%	$3,382	21%
Europe	34,401	53%	15,575	43%	18,826	121%
Asia Pacific	12,008	18%	5,054	14%	6,954	138%
Total	$65,715	100%	$36,553	100%	$29,162	80%

Orders in the Americas for the second quarter of fiscal 2021 increased by 21%, compared to the corresponding period in fiscal 2020, primarily due to increased customer demand for Hurco machines.  The increased order level, similar to the increased sales level, reflected a higher demand for Hurco VM and VMX machines in Canada, Mexico, and the U.S.

European orders for the second quarter of fiscal 2021 increased by 121%, compared to the corresponding prior year period, and included a favorable currency impact of 15%, when translating foreign orders to U.S. Dollars.  The year-over-year increase in orders was driven primarily by increased customer demand for Hurco and Takumi machines in Germany, the United Kingdom, France and Italy, as well as increased demand for LCM machine tool components and accessories.

Asian Pacific orders for the second quarter of fiscal 2021 increased by 138%, compared to the corresponding prior year period, primarily due to increased customer demand for Hurco vertical milling machines and Takumi machines in China and Taiwan.  Asian Pacific orders for the second quarter of fiscal 2021 included a favorable currency impact of 14%, when translating foreign orders to U.S. Dollars.

Gross Profit. Gross profit for the second quarter of fiscal 2021 was $14.8 million, or 26% of sales, compared to $6.7 million, or 18% of sales, for the corresponding prior year period.  The year-over-year increases in gross profit as a percentage of sales reflected improved leverage of fixed overhead costs through higher levels of machine sales, improved pricing due to changes in demand and normalized inventory levels, and the favorable impact of foreign currency translation compared to the corresponding prior year period.  Additionally, approximately $0.8 million of the gross profit improvement for the second quarter is a result of recording  the employee retention credit extended to companies under the Economic Aid to Hard-Hit Small Businesses, Nonprofits, and Venues Act and the American Rescue Plan Act of 2021 (the “employee retention act”).

Operating Expenses. Selling, general, and administrative expenses for the second quarter of fiscal 2021 were $11.3 million, or 19% of sales, compared to $10.6 million, or 29% of sales, in the corresponding fiscal 2020 period, and included an unfavorable currency impact of $0.5 million, when translating foreign expenses to U.S. Dollars for financial reporting purposes.  Selling, general and administrative expenses for the second quarter of fiscal 2021 continued to trend downward as a percentage of sales from the corresponding period in fiscal 2020 as a result of the cost management plans implemented during fiscal 2020 and continued during fiscal 2021.  Additionally, approximately $1.1 million of selling, general, and administrative expense reduction for the second quarter was a result of recording the employee retention credit.

Operating Income (Loss). Operating income for the second quarter of fiscal 2021 was $3.5 million, or 6% of sales, compared to an operating loss of $3.9 million, or (10)% of sales, for the corresponding prior year period.  The year-over-year increase from an operating loss to operating income for the second quarter was primarily due to an increase of sales volume of Hurco machines. As discussed above, operating income for the second quarter of fiscal 2021 included a benefit of $1.9 million related to the employee retention credit recorded during the second quarter of fiscal 2021.

Other Income (Expense), Net.  Other expense, net in the second quarter of fiscal 2021 was $0.2 million compared to $0.8 million for the corresponding period in fiscal 2020.  The decrease in other expense, net was due mainly to a reduction in foreign currency exchange losses in the second quarter of fiscal 2021, compared to the corresponding prior year period.

Income Taxes. The effective tax rate for the second quarter of fiscal 2021 was 28%, compared to 16% in the corresponding prior year period. The year-over-year increase in the effective tax rate was primarily due to changes in geographic mix of income and loss that includes jurisdictions with differing tax rates, conditional reduced tax rates, and other events that are not consistent from period to period, such as changes in income tax laws to address the unfavorable impact of the COVID-19 pandemic and a discrete income tax expense related to unvested stock awards.

Six Months Ended April 30, 2021 Compared to Six Months Ended April 30, 2020

Sales and Service Fees.  Sales and service fees for the first six months of fiscal 2021 were $112.0 million, an increase of $31.2 million, or 39%, compared to the corresponding prior year period, and included a favorable currency impact of $4.4 million, or 5%, when translating foreign sales to U.S. Dollars for financial reporting purposes.

Sales and Service Fees by Geographic Region

The following table sets forth net sales and service fees by geographic region for the first six months ended April 30, 2021 and 2020 (dollars in thousands):

	Six Months Ended
	April 30,
	2021		2020		$ Change	% Change
Americas	$42,971	38%	$34,175	42%	$8,796	26%
Europe	53,195	48%	34,821	43%	18,374	53%
Asia Pacific	15,869	14%	11,790	15%	4,079	35%
Total	$112,035	100%	$80,786	100%	$31,249	39%

Sales in the Americas for the first six months of fiscal 2021 increased by 26%, compared to the corresponding period in fiscal 2020. The increase in sales in the Americas for the first six months of fiscal 2021 was due to increased volume of shipments of Hurco VM and VMX machines in Canada, Mexico, and the U.S.

European sales for the first six months of fiscal 2021 increased by 53%, compared to the corresponding period in fiscal 2020, and included a favorable currency impact of 10%, when translating foreign sales to U.S. Dollars for financial reporting purposes.  The year-over-year increase in European sales was attributable to increased volume of shipments of Hurco and Takumi machines in Germany, the United Kingdom, France and Italy, as well as increased shipment of LCM machine tool components and accessories.

Asian Pacific sales for the first six months of fiscal 2021 increased by 35%, compared to the corresponding period in fiscal 2020, and included a favorable currency impact of 7%, when translating foreign sales to U.S. Dollars for financial reporting purposes.  The year-over-year increase in Asian Pacific sales was primarily due to increased sales of Hurco and Takumi machines in China and Taiwan.

Sales and Service Fees by Product Category

The following table sets forth net sales and service fees by product category for the first six months ended April 30, 2021 and 2020 (dollars in thousands):

	Six Months Ended
	April 30,
	2021		2020		$ Change	% Change
Computerized Machine Tools	$93,885	84%	$65,203	81%	$28,682	44%
Computer Control Systems and Software †	1,247	1%	896	1%	351	39%
Service Parts	13,143	12%	11,087	14%	2,056	19%
Service Fees	3,760	3%	3,600	4%	160	4%
Total	$112,035	100%	$80,786	100%	$31,249	39%

† Amounts shown do not include computer control systems and software sold as an integrated component of computerized machine systems.

Sales of computerized machine tools for the first six months of fiscal 2021 increased by 44%, compared to the corresponding prior year period, due to an increase in shipments of Hurco, Takumi and Milltronics products across all regions where our customers are located.  Sales of computer control systems and software and service parts for the first six months fiscal 2021 increased by 39% and 19%, respectively, compared to the corresponding prior year period.  The increases in sales of computer control systems and software and service parts were primarily due to increased shipments of Hurco and Takumi-branded products across all regions where our customers are located.  Increases in each of the product categories described above included a favorable currency impact of 5%, when translating foreign sales to U.S. Dollars for financial reporting purposes.

Orders.  Orders for the first six months of fiscal 2021 were $123.0 million, an increase of $40.9 million, or 50%, compared to the corresponding period in fiscal 2020, and included a favorable currency impact of $5.1 million, or 6%, when translating foreign orders to U.S. Dollars.

The following table sets forth new orders booked by geographic region for the first six months ended April 30, 2021 and 2020 (dollars in thousands):

	Six Months Ended
	April 30,
	2021		2020		$ Change	% Change
Americas	$43,151	35%	$34,086	42%	$9,065	27%
Europe	60,196	49%	37,321	45%	22,875	61%
Asia Pacific	19,691	16%	10,726	13%	8,965	84%
Total	$123,038	100%	$82,133	100%	$40,905	50%

Orders in the Americas for the first six months of fiscal 2021 increased by 27%, compared to the corresponding period in fiscal 2020, primarily due to increased customer demand for Hurco machines.  The increased order levels, similar to the increased sales levels, reflected a higher demand for Hurco VM and VMX machines in Canada, Mexico, and the U.S.

European orders for the first six months of fiscal 2021 increased by 61%, compared to the corresponding prior year period, and included a favorable currency impact of 11%, when translating foreign orders to U.S. Dollars.  The year-over-year increase in orders was driven primarily by increased customer demand for Hurco and Takumi machines in Germany, the United Kingdom, France and Italy, as well as increased demand for LCM machine tool components and accessories.

Asian Pacific orders for the first six months of fiscal 2021 increased by 84%, compared to the corresponding prior year period, primarily due to increased customer demand for Hurco vertical milling machines and Takumi machines in China and Taiwan.  Asian Pacific orders for the first six months of fiscal 2021 included a favorable currency impact of 10%, when translating foreign orders to U.S. Dollars.

Gross Profit. Gross profit for the first six months of fiscal 2021 was $26.3 million, or 24% of sales, compared to $15.9 million, or 20% of sales, for the corresponding prior year period.  The year-over-year increase in gross profit as a percentage of sales reflected improved leverage of fixed overhead costs through higher levels of machine sales, improved pricing due to changes in demand and normalized inventory levels, and the favorable impact of foreign currency translation compared to the corresponding prior year period.  Additionally, approximately $0.8 million of the gross profit improvement for the first six months of fiscal 2021 was a result of recording the employee retention credit.

Operating Expenses. Selling, general, and administrative expenses for the first six months of fiscal 2021 were $21.8 million, or 19% of sales, compared to $21.4 million, or 27% of sales, in the corresponding fiscal 2020 period, and included an unfavorable currency impact of $0.8 million, when translating foreign expenses to U.S. Dollars for financial reporting purposes. Selling, general and administrative expenses for the first six months of fiscal 2021 continued to trend downward as a percentage of sales from the corresponding period in fiscal 2020 as a result of the cost management plans implemented during fiscal 2020 and continued during fiscal 2021.  Additionally, approximately $1.1 million of the selling, general, and administrative expense reduction for the first six months of fiscal 2021 was a result of recording the employee retention credit.

Operating Income (Loss). Operating income for the first six months of fiscal 2021 was $4.5 million, or 4% of sales, compared to operating loss of $5.6 million, or (7)% of sales, for the corresponding prior year period.  The year-over-year increase from an operating loss to operating income for the first six months was primarily due to an increase of sales volume of Hurco machines. As discussed above, operating income for the first six months of fiscal 2021 included a benefit of $1.9 million related to the employee retention credit recorded during the second quarter of fiscal 2021.

Other Income (Expense), Net.  Other expense, net in the first six months of fiscal 2021 was less than $0.1 million compared to $0.7 million for the corresponding period in fiscal 2020.  The decrease in other expense, net was due mainly to a reduction in foreign currency exchange losses in the first six months of fiscal 2021, compared to the corresponding prior year period.

Income Taxes. The effective tax rate for the first six months of fiscal 2021 was 33%, compared to 22% in the corresponding prior year period. The year-over-year increase in the effective tax rate was primarily due to changes in geographic mix of income and loss that includes jurisdictions with differing tax rates, conditional reduced tax rates, and other events that are not consistent from period to period, such as changes in income tax laws to address the unfavorable impact of the COVID-19 pandemic and a discrete income tax expense related to unvested stock awards.

LIQUIDITY AND CAPITAL RESOURCES

At April 30, 2021, we had cash and cash equivalents of $73.9 million, compared to $57.9 million at October 31, 2020.  Approximately 12% of the $73.9 million of cash and cash equivalents was denominated in U.S. Dollars.  The balance was attributable to our foreign operations and is held in the local currencies of our various foreign entities, subject to fluctuations in currency exchange rates. We do not believe that the indefinite reinvestment of these funds offshore impairs our ability to meet our domestic working capital needs.

Working capital was $206.2 million at April 30, 2021 compared to $201.0 million at October 31, 2020.  The increase in working capital was primarily driven by the increase in cash and accounts receivable, which was offset by a decrease in inventory and increases in accounts payable and customer deposits.

Capital expenditures of $1.3 million during the first six months of fiscal 2021 were primarily for capital improvements in existing facilities and software development costs.  We funded these expenditures with cash on hand.

On March 12, 2021, we announced that our Board of Directors approved a share repurchase program in an aggregate amount of up to $7.0 million. Repurchases under the program may be made in the open market or through privately-negotiated transactions from time to time through March 10, 2023, subject to applicable laws, regulations and contractual provisions. The program may be amended, suspended or discontinued at any time and does not commit us to repurchase any shares of our common stock. We did not repurchase any shares of our common stock under this program during the second quarter of fiscal 2021.

In addition, during the six months ended April 30, 2021, we paid cash dividends to our shareholders of $1.8 million. Future dividends are subject to approval of our Board of Directors and will depend upon many factors, including our results of operations, financial condition, capital requirements, regulatory and contractual restrictions, our business strategy and other factors deemed relevant by our Board of Directors from time to time.

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

The 2018 Credit Agreement contains customary affirmative and negative covenants and events of default, including covenants (1) restricting us from making certain investments, loans, advances and acquisitions (but permitting us to make investments in subsidiaries of up to $10.0 million); (2) restricting us from making certain payments, including (a) cash dividends, except that we may pay cash dividends as long as immediately before and after giving effect to such payment, the sum of the unused amount of the commitments under the 2018 Credit Agreement plus our cash on hand is not less than $10.0 million, and as long as we are not in default before and after giving effect to such dividend payments and (b) payments made to repurchase shares of our common stock, except that we may repurchase shares of our common stock as long as we are not in default before and after giving effect to such repurchases and the aggregate amount of payments made by us for all such repurchases during any fiscal year does not exceed $10.0 million; (3) requiring that we maintain a minimum working capital of $125.0 million; (4) requiring that we maintain a minimum tangible net worth of $170.0 million; and (5) providing that if the Specified Outstanding Amount exceeds $25.0 million, then the Company will not permit the amount of unrestricted cash-on-hand of the Company and its subsidiaries to be less than the Specified Outstanding Amount.  We may use the proceeds from advances under the 2018 Credit Agreement for general corporate purposes.

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

As of April 30, 2021, our existing credit facilities consisted of our €1.5 million revolving credit facility in Germany, the 150 million New Taiwan Dollars Taiwan credit facility, the 32.5 million Chinese Yuan China credit facility and the $40.0 million revolving credit facility under the 2018 Credit Agreement.  We had no debt or borrowings under any of our credit facilities at April 30, 2021.

At April 30, 2021, we had an aggregate of approximately $52.2 million available for borrowing under our credit facilities and were in compliance with all covenants relating thereto.

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

CRITICAL ACCOUNTING POLICIES

Our accounting policies, which are described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2020, require management to make significant estimates and assumptions using information available at the time the estimates are made. These estimates and assumptions significantly affect various reported amounts of assets, liabilities, revenues, and expenses. If our future experience differs materially from these estimates and assumptions, our results of operations and financial condition would be affected. There were no material changes to our critical accounting policies during the first six months of fiscal 2021.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

There have been no material changes related to our contractual obligations and commitments from the information provided in our Annual Report on Form 10-K for the fiscal year ended October 31, 2020.

OFF BALANCE SHEET ARRANGEMENTS

From time to time, our subsidiaries guarantee third party payment obligations in connection with the sale of machines to customers that use financing. We follow FASB guidance for accounting for guarantees (codified in ASC 460). As of April 30, 2021, we had 13 outstanding third party payment guarantees totaling approximately $0.7 million. The terms of these guarantees are consistent with the underlying customer financing terms. Upon shipment of a machine, the customer assumes the risk of ownership. The customer does not obtain title, however, until the customer has paid for the machine. A retention of title clause allows us to recover the machine if the customer defaults on the financing. We accrue liabilities under these guarantees at fair value, which amounts are insignificant.

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

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Interest on borrowings under our bank credit agreements are tied to prevailing domestic and foreign interest rates. At April 30, 2021, we had no borrowings outstanding under any of our credit facilities.

Foreign Currency Exchange Risk

In the first six months of fiscal 2021, we derived approximately 62% of our revenues from customers located outside of the Americas, where we invoiced and received payments in several foreign currencies. All of our computerized machine tools and computer control systems, as well as certain proprietary service parts, are sourced by our U.S.-based engineering and manufacturing division and re-invoiced to our foreign sales and service subsidiaries, primarily in their functional currencies.

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

Forward contracts for the sale or purchase of foreign currencies as of April 30, 2021, which are designated as cash flow hedges under FASB guidance related to accounting for derivative instruments and hedging activities, were as follows (in thousands, except weighted average forward rates):

				Contract Amount at
	Notional	Weighted		Forward Rates in
	Amount	Avg.		U.S. Dollars
Forward	in Foreign	Forward		Contract	April 30,
Contracts	Currency	Rate		Date	2021	Maturity Dates
Sale Contracts:
Euro	12,375	1.1981		14,826	14,923	May 2021 - April 2022
Sterling	5,275	1.3601		7,174	7,299	May 2021 - April 2022

Purchase Contracts:
New Taiwan Dollar	630,000	27.2993	*	23,078	22,969	May 2021 - April 2022

* New Taiwan Dollars per U.S. Dollar

Forward contracts for the sale or purchase of foreign currencies as of April 30, 2021, which were entered into to protect against the effects of foreign currency fluctuations on receivables and payables denominated in foreign currencies and are not designated as hedges under FASB guidance, were as follows (in thousands, except weighted average forward rates):

				Contract Amount at
	Notional	Weighted		Forward Rates in
	Amount	Avg.		U.S. Dollars
Forward	in Foreign	Forward		Contract	April 30,
Contracts	Currency	Rate		Date	2021	Maturity Dates
Sale Contracts:
Euro	14,570	1.1925		17,375	17,589	May 2021 - April 2022
Sterling	2,278	1.3849		3,154	3,150	June 2021 - August 2021

Purchase Contracts:
New Taiwan Dollar	280,619	28.2115	*	9,947	10,043	May 2021 - July 2021

* New Taiwan Dollars per U.S. Dollar

We are also exposed to foreign currency exchange risk related to our investment in net assets in foreign countries. To manage this risk, we have maintained a forward contract with a notional amount of €3.0 million. We designated this forward contract as a hedge of our net investment in Euro-denominated assets. We selected the forward method under FASB guidance related to the accounting for derivative instruments and hedging activities. The forward method requires all changes in the fair value of the contract to be reported as a cumulative translation adjustment in Accumulated other comprehensive loss, net of tax, in the same manner as the underlying hedged net assets. This forward contract matures in November 2021. As of April 30, 2021, we had a realized gain of $813,000 and an unrealized loss of $42,000, net of tax, recorded as cumulative translation adjustments in Accumulated other comprehensive loss related to the hedging of our net investment in Euro-denominated assets. Forward contracts for the sale or purchase of foreign currencies as of April 30, 2021, which are designated as net investment hedges under this guidance were as follows (in thousands, except weighted average forward rates):

			Contract Amount at Forward Rates in
	Notional	Weighted	U.S. Dollars
Forward	Amount	Avg.	Contract	April 30,
Contracts	in Foreign Currency	Forward Rate	Date	2021	Maturity Date
Sale Contracts:
Euro	3,000	1.1892	3,568	3,622	Nov 2021

Item 4.    CONTROLS AND PROCEDURES

We conducted an evaluation under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2021, pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of the evaluation date.

There were no changes in our internal control over financial reporting during the three months ended April 30, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We did not repurchase any shares of our common stock in the second quarter of fiscal 2021.

Item 5.    OTHER INFORMATION

During the period covered by this report, the Audit Committee of our Board of Directors engaged our independent registered public accounting firm to perform non-audit, tax planning services. This disclosure is made pursuant to Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002.

Item 6.    EXHIBITS

EXHIBIT INDEX

3.1	Amended and Restated Articles of Incorporation of the Registrant, incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 1997.

3.2	Amended and Restated By-Laws of the Registrant as amended through March 12, 2021, incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on March 12, 2021.

31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2021, formatted in Inline XBRL: (i) Condensed Consolidated Statements of Operations; (ii) Condensed Consolidated Statements of Comprehensive Income (Loss); (iii) Condensed Consolidated Balance Sheets; (iv) Condensed Consolidated Statements of Cash Flows; (v) Condensed Consolidated Statements of Changes in Shareholders’ Equity; and (vi) Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HURCO COMPANIES, INC.

By:	/s/ Sonja K. McClelland
Sonja K. McClelland
Executive Vice President, Treasurer
& Chief Financial Officer

June 4, 2021