Form 10-Q
period 2021-07-31
HURCO COMPANIES INC
filed 2021-09-03
CIK 315374

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

⌧   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended July 31, 2021 or

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

The number of shares of the Registrant’s common stock outstanding as of August 31, 2021 was 6,601,406.

HURCO COMPANIES, INC.

Form 10-Q Quarterly Report for Fiscal Quarter Ended July 31, 2021

PART I - FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

HURCO COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2021	2020	2021	2020

Sales and service fees	$54,178	$45,382	$166,213	$126,168

Cost of sales and service	41,204	34,313	126,898	99,231

Gross profit	12,974	11,069	39,315	26,937

Selling, general and administrative expenses	10,331	9,627	32,172	31,072

Operating income (loss)	2,643	1,442	7,143	(4,135)

Interest expense	2	19	23	69

Interest income	17	14	33	104

Investment income	8	11	154	76

Other income (expense), net	11	(223)	(37)	(933)

Income (loss) before income taxes	2,677	1,225	7,270	(4,957)

Provision (benefit) for income taxes	1,109	(937)	2,602	(2,299)

Net income (loss)	$1,568	$2,162	$4,668	$(2,658)

Income (loss) per common share

Basic	$0.23	$0.32	$0.70	$(0.39)
Diluted	$0.23	$0.32	$0.70	$(0.39)

Weighted average common shares outstanding

Basic	6,601	6,595	6,591	6,705
Diluted	6,618	6,604	6,605	6,705

Dividends paid per share	$0.14	$0.13	$0.41	$0.38

The accompanying notes are an integral part of the condensed consolidated financial statements.

HURCO COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2021	2020	2021	2020

Net income (loss)	$1,568	$2,162	$4,668	$(2,658)

Other comprehensive income (loss):

Translation gain (loss) of foreign currency financial statements	(732)	5,092	3,574	5,240

(Gain) / loss on derivative instruments reclassified into operations, net of tax of $6, $(47), $(210) and $(80), respectively	20	(158)	(699)	(268)

Gain / (loss) on derivative instruments, net of tax of $(83), $(145), $(272) and $19, respectively	(277)	(480)	(906)	67

Total other comprehensive income (loss)	(989)	4,454	1,969	5,039

Comprehensive income (loss)	$579	$6,616	$6,637	$2,381

The accompanying notes are an integral part of the condensed consolidated financial statements.

HURCO COMPANIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	July 31,	October 31,
	2021	2020
	(unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$80,471	$57,859
Accounts receivable, net	31,798	27,686
Inventories, net	149,326	149,864
Derivative assets	444	968
Prepaid assets	14,088	13,803
Other	191	1,231
Total current assets	276,318	251,411
Property and equipment:
Land	868	868
Building	7,352	7,352
Machinery and equipment	29,663	29,195
Leasehold improvements	5,152	4,754
	43,035	42,169
Less accumulated depreciation and amortization	(32,047)	(30,248)
Total property and equipment, net	10,988	11,921
Non–current assets:
Software development costs, less accumulated amortization	7,660	7,840
Intangible assets, net	1,645	1,846
Operating lease - right of use assets, net	11,105	11,748
Deferred income taxes	2,682	2,479
Investments and other assets, net	9,348	8,410
Total non–current assets	32,440	32,323
Total assets	$319,746	$295,655

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$41,857	$27,643
Customer deposits	8,194	5,356
Derivative liabilities	909	872
Operating lease liabilities	4,245	4,132
Accrued payroll and employee benefits	7,218	6,931
Accrued income taxes	731	285
Accrued expenses	4,529	4,018
Accrued warranty expenses	1,332	1,200
Total current liabilities	69,015	50,437
Non–current liabilities:
Deferred income taxes	73	131
Accrued tax liability	1,819	1,918
Operating lease liabilities	7,257	7,989
Deferred credits and other	4,655	4,032
Total non–current liabilities	13,804	14,070
Shareholders’ equity:
Preferred stock: no par value per share, 1,000,000 shares authorized; no shares issued	—	—
Common stock: no par value, $.10 stated value per share, 12,500,000 shares authorized; 6,674,741 and 6,636,906 shares issued and 6,601,406 and 6,565,163 shares outstanding, as of July 31, 2021 and October 31, 2020, respectively	660	657
Additional paid-in capital	62,876	60,997
Retained earnings	174,412	172,484
Accumulated other comprehensive loss	(1,021)	(2,990)
Total shareholders’ equity	236,927	231,148
Total liabilities and shareholders’ equity	$319,746	$295,655

The accompanying notes are an integral part of the condensed consolidated financial statements.

HURCO COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2021	2020	2021	2020

Cash flows from operating activities:
Net income (loss)	$1,568	$2,162	$4,668	$(2,658)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities, net of acquisitions:
Provision for doubtful accounts	(1)	290	226	417
Deferred income taxes	192	142	703	201
Equity in loss (income) of affiliates	(33)	(11)	(69)	(77)
Foreign currency (gain) loss	229	(1,603)	(431)	(36)
Unrealized (gain) loss on derivatives	(163)	1,823	(306)	1,842
Depreciation and amortization	1,034	1,246	3,150	3,418
Stock–based compensation	699	640	2,079	1,419
Change in assets and liabilities, net of acquisitions:
(Increase) decrease in accounts receivable	5,022	(3,409)	(3,851)	11,595
(Increase) decrease in inventories	(4,871)	3,665	2,483	(1,093)
(Increase) decrease in prepaid expenses	481	(487)	(680)	(5,055)
Increase (decrease) in accounts payable	4,200	1,190	13,542	(3,127)
Increase (decrease) in customer deposits	(107)	(200)	2,690	(174)
Increase (decrease) in accrued expenses	(175)	631	694	(5,758)
Increase (decrease) in accrued income tax	216	(526)	432	(2,006)
Net change in derivative assets and liabilities	7	245	170	40
Other	216	(778)	948	1,237
Net cash provided by (used for) operating activities	8,514	5,020	26,448	185

Cash flows from investing activities:
Proceeds from sale of property and equipment	—	1	3	128
Purchase of property and equipment	(325)	(89)	(1,001)	(478)
Software development costs	(227)	(236)	(833)	(692)
Other investments	(28)	—	(210)	—
Net cash provided by (used for) investing activities	(580)	(324)	(2,041)	(1,042)

Cash flows from financing activities:
Dividends paid	(951)	(875)	(2,740)	(2,568)
Taxes paid related to net settlement of restricted shares	—	—	(197)	(498)
Proceeds from exercise of common stock options	—	67	—	67
Stock repurchases	—	(3,088)	—	(7,000)
Net cash provided by (used for) financing activities	(951)	(3,896)	(2,937)	(9,999)

Effect of exchange rate changes on cash and cash equivalents	(400)	1,022	1,142	1,002

Net increase (decrease) in cash and cash equivalents	6,583	1,822	22,612	(9,854)

Cash and cash equivalents at beginning of period	73,888	45,267	57,859	56,943

Cash and cash equivalents at end of period	$80,471	$47,089	$80,471	$47,089

The accompanying notes are an integral part of the condensed consolidated financial statements.

HURCO COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands, except shares outstanding)

	Three Months Ended July 31, 2021 and 2020
					Accumulated
	Common Stock		Additional		Other
	Shares		Paid–in	Retained	Comprehensive
	Outstanding	Amount	Capital	Earnings	Income (Loss)	Total
Balances, April 30, 2020	6,666,226	$667	$62,731	$175,638	$(8,348)	$230,688
Net income (loss)	—	—	—	2,162	—	2,162
Other comprehensive income (loss)	—	—	—	—	4,454	4,454
Stock–based compensation expense, net of taxes withheld for vested restricted shares	—	—	638	—	—	638
Exercise of common stock options	3,738	—	67	—	—	67
Stock repurchases	(104,801)	(10)	(3,078)	—	—	(3,088)
Dividends paid	—	—	—	(875)	—	(875)
Balances, July 31, 2020	6,565,163	$657	$60,358	$176,925	$(3,894)	$234,046

Balances, April 30, 2021	6,601,406	$660	$62,177	$173,795	$(32)	$236,600
Net income (loss)	—	—	—	1,568	—	1,568
Other comprehensive income (loss)	—	—	—	—	(989)	(989)
Stock–based compensation expense, net of taxes withheld for vested restricted shares	—	—	699	—	—	699
Exercise of common stock options	—	—	—	—	—	—
Stock repurchases	—	—	—	—	—	—
Dividends paid	—	—	—	(951)	—	(951)
Balances, July 31, 2021	6,601,406	$660	$62,876	$174,412	$(1,021)	$236,927

	Nine Months Ended July 31, 2021 and 2020
					Accumulated
	Common Stock		Additional		Other
	Shares		Paid–in	Retained	Comprehensive
	Outstanding	Amount	Capital	Earnings	Income (Loss)	Total
Balances, October 31, 2019	6,767,237	$677	$66,350	$182,151	$(8,933)	$240,245
Net income (loss)	—	—	—	(2,658)	—	(2,658)
Other comprehensive income (loss)	—	—	—	—	5,039	5,039
Stock–based compensation expense, net of taxes withheld for vested restricted shares	47,750	5	916	—	—	921
Exercise of common stock options	3,738	—	67	—	—	67
Stock repurchases	(253,562)	(25)	(6,975)	—	—	(7,000)
Dividends paid	—	—	—	(2,568)	—	(2,568)
Balances, July 31, 2020	6,565,163	$657	$60,358	$176,925	$(3,894)	$234,046

Balances, October 31, 2020	6,565,163	$657	$60,997	$172,484	$(2,990)	$231,148
Net income (loss)	—	—	—	4,668	—	4,668
Other comprehensive income (loss)	—	—	—	—	1,969	1,969
Stock–based compensation expense, net of taxes withheld for vested restricted shares	36,243	3	1,879	—	—	1,882
Exercise of common stock options	—	—	—	—	—	—
Stock repurchases	—	—	—	—	—	—
Dividends paid	—	—	—	(2,740)	—	(2,740)
Balances, July 31, 2021	6,601,406	$660	$62,876	$174,412	$(1,021)	$236,927

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

We operate in the industrial equipment industry and have a global footprint that subjects us to various business risks in many different countries. During fiscal 2020, our operating results were adversely affected by the international business disruption due to the outbreak of COVID-19 and the economic slowdown in Europe, uncertainty surrounding the U.K. Brexit activities, and political friction in the U.S. Many of our customers deferred or eliminated investments in capital equipment last year, which we attributed largely to the uncertainty these events created.  During the nine months of fiscal 2021, our sales increased year-over-year in all regions as countries began to lift the government-mandated COVID-19 stay-at-home orders or other similar operating restrictions. Because of the potential for extended vulnerability, we have closely evaluated the estimates we have made in preparing the financial statements as of July 31, 2021, with the understanding that these estimates could change in the near term. We will continue to evaluate and disclose any uncertainty associated with key assumptions underlying fair value estimates, trends, and uncertainties that have had, or are reasonably expected to have, a material effect on our consolidated financial position, results of operations, changes in shareholders' equity, and cash flows for and at the end of each interim period.

The condensed financial information as of July 31, 2021 and for the three and nine months ended July 31, 2021 and July 31, 2020 is unaudited.  However, in our opinion, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary to present fairly our consolidated financial position, results of operations, changes in shareholders’ equity, and cash flows for and at the end of the interim periods.  We suggest that you read these Condensed Consolidated Financial Statements in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended October 31, 2020.

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

We had forward contracts outstanding as of July 31, 2021, denominated in Euros, Pounds Sterling and New Taiwan Dollars with set maturity dates ranging from August 2021 through July 2022. The contract amounts, expressed at forward rates in U.S. Dollars at July 31, 2021, were $16.2 million for Euros, $9.5 million for Pounds Sterling and $26.0 million for New Taiwan Dollars. At July 31, 2021, we had approximately $906,000 of losses, net of tax, related to cash flow hedges deferred in Accumulated other comprehensive loss. Included in this amount was $402,000 of unrealized loss, net of tax, related to cash flow hedge instruments that remain subject to currency fluctuation risk. The majority of these deferred losses will be recorded as an adjustment to Cost of sales and service in periods through July 2022, when the corresponding inventory that is the subject of the related hedge contracts is sold, as described above.

We are also exposed to foreign currency exchange risk related to our investment in net assets in foreign countries. To manage this risk, we entered into a forward contract with a notional amount of €3.0 million in November 2020. We designated this forward contract as a hedge of our net investment in Euro denominated assets. We selected the forward method under FASB guidance related to the accounting for derivative instruments and hedging activities. The forward method requires all changes in the fair value of the contract to be reported as a cumulative translation adjustment in Accumulated other comprehensive loss, net of tax, in the same manner as the underlying hedged net assets. This forward contract matures in November 2021. As of July 31, 2021, we had a realized gain of $813,000 and a minimal amount of unrealized loss recorded as cumulative translation adjustments in Accumulated other comprehensive loss related to this forward contract.

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

We had forward contracts outstanding not designated as hedges under FASB guidance as of July 31, 2021, denominated in Euros, Pounds Sterling, and New Taiwan Dollar with set maturity dates ranging from August 2021 through May 2022.  The contract amounts, expressed at forward rates in U.S. Dollars at July 31, 2021, totaled $37.5 million.

Fair Value of Derivative Instruments

We recognize the fair value of derivative instruments as assets and liabilities on a gross basis on our Condensed Consolidated Balance Sheets. As of July 31, 2021 and October 31, 2020, all derivative instruments were recorded at fair value on our Condensed Consolidated Balance Sheets as follows (in thousands):

	July 31, 2021		October 31, 2020
	Balance Sheet	Fair	Balance Sheet	Fair
Derivatives	Location	Value	Location	Value
Designated as Hedging Instruments:
Foreign exchange forward contracts	Derivative assets	$177	Derivative assets	$495
Foreign exchange forward contracts	Derivative liabilities	$697	Derivative liabilities	$279

Not Designated as Hedging Instruments:
Foreign exchange forward contracts	Derivative assets	$267	Derivative assets	$473
Foreign exchange forward contracts	Derivative liabilities	$212	Derivative liabilities	$593

Effect of Derivative Instruments on the Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Changes in Shareholders’ Equity and Condensed Consolidated Statements of Operations

Derivative instruments had the following effects on our Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Changes in Shareholders’ Equity, and Condensed Consolidated Statements of Operations, net of tax, during the three months ended July 31, 2021 and 2020 (in thousands):

			Location of Gain	Amount of Gain
	Amount of Gain (Loss)		(Loss) Reclassified	(Loss) Reclassified
	Recognized in Other		from Other	from Other
	Comprehensive		Comprehensive	Comprehensive
Derivatives	Income (Loss)		Income (Loss)	Income (Loss)
	Three Months Ended			Three Months Ended
	July 31,			July 31,
	2021	2020		2021	2020
Designated as Hedging Instruments:
(Effective portion)
Foreign exchange forward contracts – Intercompany sales/purchases	$(277)	$(480)	Cost of sales and service	$(20)	$158
Foreign exchange forward contract – Net investment	$44	$(193)

We did not recognize any gains or losses as a result of hedges deemed ineffective for either of the three months ended July 31, 2021 or 2020. We recognized the following gains and losses in our Condensed Consolidated Statements of Operations during the three months ended July 31, 2021 and 2020 on derivative instruments not designated as hedging instruments (in thousands):

	Location of Gain
	(Loss) Recognized	Amount of Gain (Loss)
Derivatives	in Operations	Recognized in Operations
		Three Months Ended
		July 31,
		2021	2020
Not Designated as Hedging Instruments:
Foreign exchange forward contracts	Other expense, net	$602	$(1,784)

The following table presents the changes in the components of Accumulated other comprehensive loss, net of tax, for the three months ended July 31, 2021 (in thousands):

	Foreign Currency	Cash Flow
	Translation	Hedges	Total
Balance, April 30, 2021	$233	$(265)	$(32)
Other comprehensive income (loss) before reclassifications	(732)	(277)	(1,009)
Reclassifications	—	20	20
Balance, July 31, 2021	$(499)	$(522)	$(1,021)

Derivative instruments had the following effects on our Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Changes in Shareholders’ Equity, and Condensed Consolidated Statements of Operations, net of tax, during the nine months ended July 31, 2021 and 2020 (in thousands):

			Location of Gain	Amount of Gain
	Amount of Gain (Loss)		(Loss) Reclassified	(Loss) Reclassified
	Recognized in Other		from Other	from Other
	Comprehensive		Comprehensive	Comprehensive
	Income (Loss)		Income (Loss)	Income (Loss)
	Nine Months Ended			Nine Months Ended
	July 31,			July 31,
Derivatives	2021	2020		2021	2020
Designated as Hedging Instruments:
(Effective Portion)
Foreign exchange forward contracts – Intercompany sales/purchases	$(906)	$67	Cost of sales and service	$699	$268
Foreign exchange forward contract – Net investment	$(36)	$(104)

We did not recognize any gains or losses as a result of hedges deemed ineffective for either of the nine months ended July 31, 2021 or 2020. We recognized the following gains and losses in our Condensed Consolidated Statements of Operations during the nine months ended July 31, 2021 and 2020 on derivative instruments not designated as hedging instruments (in thousands):

	Location of Gain
	(Loss) Recognized	Amount of Gain (Loss)
Derivatives	in Operations	Recognized in Operations
		Nine Months Ended
		July 31,
Derivatives		2021	2020
Not Designated as Hedging Instruments:
Foreign exchange forward contracts	Other expense, net	$(801)	$(658)

The following table presents the changes in the components of Accumulated other comprehensive loss, net of tax, for the nine months ended July 31, 2021 (in thousands):

	Foreign Currency	Cash Flow
	Translation	Hedges
	Foreign	Cash
	Currency	Flow
	Translation	Hedges	Total
Balance, October 31, 2020	$(4,073)	$1,083	$(2,990)
Other comprehensive income (loss) before reclassifications	3,574	(906)	2,668
Reclassifications	—	(699)	(699)
Balance, July 31, 2021	$(499)	$(522)	$(1,021)

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

A summary of stock option activity for the nine-month period ended July 31, 2021, is as follows:

		Weighted Average
	Stock Options	Exercise Price
Outstanding at October 31, 2020	33,307	$22.09
Options granted	—	—
Options exercised	—	—
Options cancelled	—	—
Outstanding at July 31, 2021	33,307	$22.09

Summarized information about outstanding stock options as of July 31, 2021, that have already vested and are currently exercisable, are as follows:

Options Already Vested and
Currently Exercisable
Number of outstanding options	33,307
Weighted average remaining contractual life (years)	0.72
Weighted average exercise price per share	$22.09
Intrinsic value of outstanding options	$395,000

The intrinsic value of an outstanding stock option is calculated as the difference between the stock price as of July 31, 2021 and the exercise price of the option.

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

A reconciliation of our restricted stock and PSU activity and related information for the nine-month period ended July 31, 2021 is as follows:

		Weighted Average Grant
	Number of Shares	Date Fair Value
Unvested at October 31, 2020	231,960	$39.03
Shares or units granted	116,032	28.85
Shares or units vested	(36,243)	31.12
Shares or units cancelled	(42,625)	43.99
Shares withheld	(6,568)	38.20
Unvested at July 31, 2021	262,556	$34.84

During the nine months of fiscal 2021 and 2020, we recorded approximately $2.1 million and $1.4 million, respectively, of stock-based compensation expense related to grants under the 2016 Equity Plan. As of July 31, 2021, there was an estimated $3.7 million of total unrecognized stock-based compensation cost that we expect to recognize by the end of the first quarter of fiscal 2024.

5.    EARNINGS PER SHARE

Per share results have been computed based on the average number of common shares outstanding over the period in question.  The computation of basic and diluted net income (loss) per share is determined using net income (loss) applicable to common shareholders as the numerator and the number of shares outstanding as the denominator as follows (in thousands, except per share amounts):

	Three Months Ended				Nine Months Ended
	July 31,				July 31,
	2021		2020		2021		2020
(in thousands, except per share amounts)	Basic	Diluted	Basic	Diluted	Basic	Diluted	Basic	Diluted
Net income (loss)	$1,568	$1,568	$2,162	$2,162	$4,668	$4,668	$(2,658)	$(2,658)
Undistributed earnings (loss) allocated to participating shares	(17)	(17)	(23)	(23)	(51)	(51)	28	28
Net income (loss) applicable to common shareholders	$1,551	$1,551	$2,139	$2,139	$4,617	$4,617	$(2,630)	$(2,630)

Weighted average shares outstanding	6,601	6,601	6,595	6,595	6,591	6,591	6,705	6,705
Stock options and contingently issuable securities	—	17	—	9	—	14	—	—
	6,601	6,618	6,595	6,604	6,591	6,605	6,705	6,705
Income (loss) per share	$0.23	$0.23	$0.32	$0.32	$0.70	$0.70	$(0.39)	$(0.39)

6.    ACCOUNTS RECEIVABLE

Accounts receivable are net of allowances for doubtful accounts of $1.6 million as of July 31, 2021 and $1.4 million as of October 31, 2020.

7.    INVENTORIES

Inventories, priced at the lower of cost (first-in, first-out method) or net realizable value, are summarized below (in thousands):

	July 31,	October 31,
	2021	2020
Purchased parts and sub–assemblies	$37,815	$30,390
Work–in–process	16,901	12,635
Finished goods	94,610	106,839
	$149,326	$149,864

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

We recorded total operating lease expense of $3.9 million and $3.7 million for the nine months ended July 31, 2021 and 2020, respectively, which is classified within Cost of sales and service and Selling, general and administrative expenses within the Condensed Consolidated Statements of Operations.  Operating lease expense includes short-term leases and variable lease payments which are immaterial.  There were no lease costs capitalized on the Condensed Consolidated Balance Sheets as of July 31, 2021.

The following table summarizes supplemental cash flow information and non-cash activity related to operating leases for the nine months ended July 31, 2021 (in thousands):

Nine Months Ended
July 31, 2021
Operating cash flow information:
Cash paid for amounts included in the measurement of lease liabilities	$3,827
Non-cash information:
Right-of-use assets obtained in exchange for new operating lease liabilities	$3,003

The following table summarizes the maturities of undiscounted cash flows of lease commitments reconciled to the total lease liability as of July 31, 2021 (in thousands):

Remainder of 2021	$1,208
2022	4,116
2023	2,775
2024	1,210
2025	821
2026 and thereafter	1,750
Total	11,880
Less: Imputed interest	(378)
Present value of operating lease liabilities	$11,502

As of July 31, 2021, the weighted-average remaining term of our lease portfolio was approximately 4.0 years and the weighted-average discount rate was approximately 1.6%.

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

10.    GUARANTEES AND PRODUCT WARRANTIES

From time to time, we guarantee third party payment obligations in connection with the sale of machines to customers that use financing. We follow FASB guidance for accounting for guarantees (codified in ASC 460). As of July 31, 2021, we had 12 outstanding third party payment guarantees totaling approximately $1.0 million. The terms of these guarantees are consistent with the underlying customer financing terms. Upon shipment of a machine, the customer assumes the risk of ownership. The customer does not obtain title, however, until it has paid for the machine. A retention of title clause allows us to recover the machine if the customer defaults on the financing. We accrue liabilities under these guarantees at fair value, which amounts are insignificant.

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

	Nine Months Ended
	July 31,
	2021	2020
Balance, beginning of period	$1,200	$1,760
Provision for warranties during the period	1,495	1,474
Charges to the reserve	(1,384)	(1,988)
Impact of foreign currency translation	21	25
Balance, end of period	$1,332	$1,271

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

As a result, as of July 31, 2021, our existing credit facilities consisted of our €1.5 million revolving credit facility in Germany, the 150 million New Taiwan Dollars Taiwan credit facility, the 32.5 million Chinese Yuan China credit facility and the $40.0 million revolving credit facility under the 2018 Credit Agreement.

As of July 31, 2021, there were no borrowings under any of our credit facilities and there was approximately $52.2 million of available borrowing capacity thereunder.

12.  INCOME TAXES

Our provision for income taxes and effective tax rate are affected by the geographical composition of pre-tax income which includes jurisdictions with differing tax rates, conditional reduced tax rates, and other events that are not consistent from period to period, such as changes in income tax laws.

In response to the COVID-19 pandemic, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into law on March 27, 2020.  The CARES Act included several provisions that provide economic relief for individuals and businesses. The CARES Act, among other things, included tax provisions relating to refundable payroll tax credits, the deferral of employer’s social security payments, and modifications to net operating loss carryback provisions. On December 27, 2020, the Consolidated

Appropriations Act of 2021 (the “CAA”), which includes the Economic Aid to Hard-Hit Small Businesses, Nonprofits, and Venues Act

and the American Rescue Plan Act of 2021, was signed into law and provided further COVID-19 economic relief with an expansion of the employee retention credit. As a result, we recorded a benefit of $2.9 million related to the employee retention credit during the nine months of fiscal 2021.

During the third quarter of fiscal 2021, we assessed and recorded the estimated year to date impact of recent changes in income tax laws to address the unfavorable impact of the COVID-19 pandemic.  The CARES Act included economic relief and modifications, most notably the net operating loss carryback provisions for the U.S. We recorded an income tax expense during the nine months of fiscal 2021 of $2.6 million compared to an income tax benefit of $2.3 million for the same period in 2020. Our effective tax rate for the nine months of fiscal 2021 was 36%, compared to 46% in the corresponding prior year period. The year-over-year change in the effective tax rate was primarily due to changes in geographic mix of income and loss that includes jurisdictions with differing tax rates, various discrete income tax expense items, and more specifically related to the prior year period, and changes in income tax laws to address the unfavorable impact of the COVID-19 pandemic.

Our unrecognized tax benefits were $268,000 as of July 31, 2021 and $204,000 as of October 31, 2020, and in each case included accrued interest.

We recognize accrued interest and penalties related to unrecognized tax benefits as components of income tax expense. As of July 31, 2021, the gross amount of interest accrued, reported in Accrued expenses, was approximately $41,000, which did not include the federal tax benefit of interest deductions.

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

In accordance with this guidance, the following table represents the fair value hierarchy for our financial assets and liabilities measured at fair value as of July 31, 2021 and October 31, 2020 (in thousands):

	Assets		Liabilities
	July 31, 2021	October 31, 2020	July 31, 2021	October 31, 2020
Level 1
Deferred compensation	$2,398	$1,868	$—	$—

Level 2
Derivatives	$444	$968	$909	$872

Included in Level 1 assets are mutual fund investments under a nonqualified deferred compensation plan. We estimate the fair value of these investments on a recurring basis using market prices that are readily available.

Included in Level 2 fair value measurements are derivative assets and liabilities related to gains and losses on foreign currency forward exchange contracts entered into with a third party. We estimate the fair value of these derivatives on a recurring basis using foreign currency exchange rates obtained from active markets. Derivative instruments are reported in the accompanying Condensed Consolidated Financial Statements at fair value. We have derivative financial instruments in the form of foreign currency forward exchange contracts as described in Note 3 of Notes to the Condensed Consolidated Financial Statements. The U.S. Dollar equivalent notional amounts of these contracts was $93.6 million and $70.8 million at July 31, 2021 and October 31, 2020, respectively.

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

There have been no other significant changes in the Company’s critical accounting policies and estimates during the nine months ended July 31, 2021.

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

The market for machine tools is international in scope. We have both significant foreign sales and significant foreign manufacturing operations.  During the nine months of fiscal 2021, approximately 49% of our revenues were attributable to customers in Europe, where we typically sell more of our higher-performance, higher-priced VMX series machines.  Additionally, approximately 14% of our revenues were attributable to customers in the Asia Pacific region, where we encounter greater pricing pressures.

We have three brands of CNC machine tools in our product portfolio: Hurco is the technology innovation brand for customers who want to increase productivity and profitability by selecting a brand with the latest software and motion technology.  Milltronics is the value-based brand for shops that want easy-to-use machines at competitive prices.  The Takumi brand is for customers that need very high speed, high efficiency performance, such as that required in the production, die and mold, aerospace, and medical industries.  Takumi machines are equipped with industry standard controls instead of the proprietary controls found on Hurco and Milltronics machines.  These three brands of CNC machine tools are responsible for the vast majority of our revenue.  However, we have added other non-Hurco branded products to our product portfolio that have contributed product diversity and market penetration opportunity.  Many of these non-Hurco branded products are sold by our wholly-owned distributors and are comprised primarily of other general-purpose vertical milling centers and lathes, laser cutting machines, waterjet cutting machines, CNC grinders, compact horizontal machines, metal cutting saws and CNC swill lathes. Additionally, ProCobots LLC (“ProCobots”) is our wholly-owned subsidiary that provides automation solutions that can be integrated with any machine tool. Finally, through our wholly-owned subsidiary in Italy, LCM, we produce high value machine tool components and accessories.

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

We operate in the industrial equipment industry and have a global footprint that subjects us to various business risks in many different countries. The COVID-19 pandemic had a significant impact on our business and industry in fiscal 2020. We are currently participating in challenging global market conditions, with continued COVID-19 business restrictions, vendor delays, chronic logistics issues and inflationary increases in cost of materials. During the nine months of fiscal 2021, our sales increased year-over-year in all regions as countries began to lift the government-mandated COVID-19 stay-at-home orders or other similar operating restrictions.  However, we cannot predict the duration or scope of impact of the COVID-19 pandemic on a global basis and the impact that any new developments, including variants and surges, could have on our financial results. We will continue to evaluate and disclose any trends and uncertainties that have had or are reasonably expected to have, a material effect on our consolidated financial position, results of operations, changes in shareholders’ equity and cash flows for and at the end of each interim period.

Our high levels of foreign manufacturing and sales also expose us to cash flow risks due to fluctuating currency exchange rates.  We seek to mitigate those risks through the use of derivative instruments – principally foreign currency forward exchange contracts.

RESULTS OF OPERATIONS

Three Months Ended July 31, 2021 Compared to Three Months Ended July 31, 2020

Sales and Service Fees.  Sales and service fees for the third quarter of fiscal 2021 were $54.2 million, an increase of $8.8 million, or 19%, compared to the corresponding prior year period, and included a favorable currency impact of $2.3 million, or 5%, when translating foreign sales to U.S. Dollars for financial reporting purposes.

Sales and Service Fees by Geographic Region

The following table sets forth net sales and service fees by geographic region for the third quarter ended July 31, 2021 and 2020 (dollars in thousands):

	Three Months Ended
	July 31,
	2021		2020		$ Change	% Change
Americas	$19,150	35%	$17,870	39%	$1,280	7%
Europe	28,403	53%	19,538	43%	8,865	45%
Asia Pacific	6,625	12%	7,974	18%	(1,349)	(17)%
Total	$54,178	100%	$45,382	100%	$8,796	19%

Sales in the Americas for the third quarter of fiscal 2021 increased by 7%, compared to the corresponding period in fiscal 2020. The increase in sales in the Americas for the third quarter of fiscal 2021 was due to an increased volume of machine shipments, both Hurco and Milltronics, and an increase in sales of ProCobots automation solutions.  The improved sales volume of machines primarily reflected increased shipments of Hurco VM and VMX machines as well as Milltronics toolroom machines.

European sales for the third quarter of fiscal 2021 increased by 45%, compared to the corresponding period in fiscal 2020, and included a favorable currency impact of 10%, when translating foreign sales to U.S. Dollars for financial reporting purposes.  The year-over-year increase in European sales was attributable to increased volume of shipments of Hurco and Takumi machines in Germany, the United Kingdom, and Italy, as well as increased shipments of machine tool components and accessories manufactured by LCM. The improved sales volume of machines was primarily attributable to increased shipments of Hurco Lathes, VM and VMX machines.

Asian Pacific sales for the third quarter of fiscal 2021 decreased by 17%, compared to the corresponding period in fiscal 2020, and included a favorable currency impact of 5%, when translating foreign sales to U.S. Dollars for financial reporting purposes.  The year-over-year decrease in Asian Pacific sales for the third quarter of fiscal 2021 was primarily due to decreased sales of Hurco and Takumi machines in China.

Sales and Service Fees by Product Category

The following table sets forth net sales and service fees by product category for the third quarter ended July 31, 2021 and 2020 (dollars in thousands):

	Three Months Ended
	July 31,
	2021		2020		$ Change	% Change
Computerized Machine Tools	$45,326	84%	$37,752	83%	$7,574	20%
Computer Control Systems and Software †	612	1%	422	1%	190	45%
Service Parts	6,251	11%	5,818	13%	433	7%
Service Fees	1,989	4%	1,390	3%	599	43%
Total	$54,178	100%	$45,382	100%	$8,796	19%

† Amounts shown do not include computer control systems and software sold as an integrated component of computerized machine systems.

Sales of computerized machine tools for the third quarter of fiscal 2021 increased by 20%, compared to the corresponding prior year period, due mainly to increased volume of shipments of Hurco, Takumi and Milltronics products, particularly in the Americas and Europe.  Sales of computer control systems and software and service fees for the third quarter of fiscal 2021 increased by 45% and 43%, respectively, compared to the corresponding prior year period, primarily due to increased software sales and services provided across all regions where our customers are located.  Service parts for the third quarter of fiscal 2021 increased by 7%, compared to the corresponding prior year period, due mainly to increased aftermarket parts sales for Hurco products in Germany and France.  The increases in each product category described above included a favorable currency impact of 5%, when translating foreign sales to U.S. Dollars for financial reporting purposes.

Orders.  Orders for the third quarter of fiscal 2021 were $66.7 million, an increase of $30.6 million, or 85%, compared to the corresponding period in fiscal 2020, and included a favorable currency impact of $2.9 million, or 8%, when translating foreign orders to U.S. Dollars.

The following table sets forth new orders booked by geographic region for the third quarter ended July 31, 2021 and 2020 (dollars in thousands):

	Three Months Ended
	July 31,
	2021		2020		$ Change	% Change
Americas	$23,837	36%	$16,315	45%	$7,522	46%
Europe	33,998	51%	14,155	39%	19,843	140%
Asia Pacific	8,882	13%	5,621	16%	3,261	58%
Total	$66,717	100%	$36,091	100%	$30,626	85%

Orders in the Americas for the third quarter of fiscal 2021 increased by 46%, compared to the corresponding period in fiscal 2020. The increased order levels reflected higher demand for all categories of Hurco, Takumi, and Milltronics machines as well as increased demand for ProCobots automation solutions.

European orders for the third quarter of fiscal 2021 increased by 140%, compared to the corresponding prior year period, and included a favorable currency impact of 17%, when translating foreign orders to U.S. Dollars.  The year-over-year increases in orders were driven primarily by increased customer demand for Hurco and Takumi machines in Germany, the United Kingdom, France and Italy, as well as increased demand for LCM machine tool components and accessories.

Asian Pacific orders for the third quarter of fiscal 2021 increased by 58%, compared to the corresponding prior year period, primarily due to increased customer demand for Hurco vertical milling machines and Takumi machines in China and Southeast Asia.  Asian Pacific orders for the third quarter of fiscal 2021 included a favorable currency impact of 9%, when translating foreign orders to U.S. dollars.

Gross Profit. Gross profit for the third quarter of fiscal 2021 was $13.0 million, or 24% of sales, compared to $11.1 million, or 24% of sales, for the corresponding prior year period.  The year-over-year increase in gross profit reflected improved leverage of fixed overhead costs through higher levels of machine sales, improved pricing due to changes in demand and normalized inventory levels, and the favorable impact of foreign currency translation compared to the corresponding prior year periods.  Approximately $0.4 million of the gross profit improvement for the third quarter of fiscal 2021 was a result of recording the employee retention credit extended to the Company under the Economic Aid to Hard-Hit Small Businesses, Nonprofits, and Venues Act and the American Rescue Plan Act of 2021 (the “employee retention credit”). The improvement in gross profit as a percentage of sales is partially offset by recent inflationary increases in cost of materials and high costs associated with transporting finished goods on a global basis.

Operating Expenses. Selling, general, and administrative expenses for the third quarter of fiscal 2021 were $10.3 million, or 19% of sales, compared to $9.6 million, or 21% of sales, in the corresponding fiscal 2020 period, and included an unfavorable currency impact of $0.4 million, when translating foreign expenses to U.S. Dollars for financial reporting purposes.  Selling, general and administrative expenses for the third quarter of fiscal 2021 continued to trend downward as a percentage of sales from fiscal 2020 as a result of the cost management plans implemented during fiscal 2020 and continued during fiscal 2021.  Additionally, approximately $0.6 million of the selling, general, and administrative expense reduction for the third quarter of fiscal 2021 was a result of recording the employee retention credit.

Operating Income. Operating income for the third quarter of fiscal 2021 was $2.6 million, or 5% of sales, compared to $1.4 million, or 3% of sales, for the corresponding prior year period.   The year-over-year increase in operating income for the third quarter was primarily due to increases in the sales volume of Hurco, Takumi and Milltronics machines, LCM components and accessories, and ProCobots automation solutions. As discussed above, operating income for the third quarter of fiscal 2021 included a benefit of $1.0 million, related to the employee retention credit recorded during the third quarter of fiscal 2021.

Other Income (Expense), Net.  Other income, net in the third quarter of fiscal 2021  was less than $0.1 million, compared to other expense, net of $0.2 million in the corresponding period in fiscal 2020.  The change from other expense, net to other income, net was due mainly to a reduction in foreign currency exchange losses in the third quarter of fiscal 2021, compared to the corresponding prior year period.

Income Taxes. The effective tax rate for the third quarter of fiscal 2021 was 41%, compared to (76)% in the corresponding prior year period. The year-over-year change in the effective tax rate was primarily due to changes in geographic mix of income and loss that includes jurisdictions with differing tax rates, various discrete income tax expense items, and more specifically related to the prior year period, and changes in income tax laws to address the unfavorable impact of the COVID-19 pandemic.

Nine Months Ended July 31, 2021 Compared to Nine Months Ended July 31, 2020

Sales and Service Fees.  Sales and service fees for the nine months of fiscal 2021 were $166.2 million, an increase of $40.0 million, or 32%, compared to the corresponding prior year period, and included a favorable currency impact of $6.7 million, or 5%, when translating foreign sales to U.S. Dollars for financial reporting purposes.

Sales and Service Fees by Geographic Region

The following table sets forth net sales and service fees by geographic region for the nine months ended July 31, 2021 and 2020 (dollars in thousands):

	Nine Months Ended
	July 31,
	2021		2020		$ Change	% Change
Americas	$62,121	37%	$52,045	41%	$10,076	19%
Europe	81,598	49%	54,359	43%	27,239	50%
Asia Pacific	22,494	14%	19,764	16%	2,730	14%
Total	$166,213	100%	$126,168	100%	$40,045	32%

Sales in the Americas for the nine months of fiscal 2021 increased by 19%, compared to the corresponding period in fiscal 2020. The increase in sales in the Americas for the nine months of fiscal 2021 was due to an increased volume of machine shipments, both Hurco and Milltronics, and an increase in sales of  ProCobots automation solutions.  The improved sales volume of machines primarily reflected increased shipments of Hurco VM and VMX machines as well as Milltronics toolroom machines.

European sales for the nine months of fiscal 2021 increased by 50%, compared to the corresponding period in fiscal 2020, and included a favorable currency impact of 10%, when translating foreign sales to U.S. Dollars for financial reporting purposes.  The year-over-year increase in European sales was attributable to increased volume of shipments of Hurco and Takumi machines in Germany, the United Kingdom, and Italy, as well as increased shipments of machine tool components and accessories manufactured by LCM. The improved sales volume of machines was primarily attributable to increased shipments of Hurco Lathes, VM and VMX machines.

Asian Pacific sales for the nine months of fiscal 2021 increased by 14%, compared to the corresponding period in fiscal 2020, and included a favorable currency impact of 6%, when translating foreign sales to U.S. Dollars for financial reporting purposes.  The year-over-year increase in sales for the nine months of fiscal 2021 was attributable to increased shipments of Hurco machines in India and Southeast Asia.

Sales and Service Fees by Product Category

The following table sets forth net sales and service fees by product category for the nine months ended July 31, 2021 and 2020 (dollars in thousands):

	Nine Months Ended
	July 31,
	2021		2020		$ Change	% Change
Computerized Machine Tools	$139,211	84%	$102,955	82%	$36,256	35%
Computer Control Systems and Software †	1,859	1%	1,317	1%	542	41%
Service Parts	19,394	12%	16,905	13%	2,489	15%
Service Fees	5,749	3%	4,991	4%	758	15%
Total	$166,213	100%	$126,168	100%	$40,045	32%

† Amounts shown do not include computer control systems and software sold as an integrated component of computerized machine systems.

Sales of computerized machine tools for the nine months of fiscal 2021 increased by 35%, compared to the corresponding prior year period, due to an increased volume of shipments of Hurco, Takumi and Milltronics products across all regions where our customers are located.  Sales of computer control systems and software and service parts for the nine months of fiscal 2021 increased by 41% and 15%, respectively, compared to the corresponding prior year period, due mainly to increased aftermarket sales for Hurco and Takumi products across all regions where our customers are located.  Service fees for the nine months of fiscal 2021 increased by 15%, compared to the corresponding prior year period, mainly due to increased services provided to customers in Europe for Hurco, Takumi and LCM products.  Increases in each of the product categories described above included a favorable currency impact of 5%, when translating foreign sales to U.S. Dollars for financial reporting purposes.

Orders.  Orders for the nine months of fiscal 2021 were $189.8 million, an increase of $71.5 million, or 61%, compared to the corresponding period in fiscal 2020, and included a favorable currency impact of $8.0 million, or 7%, when translating foreign orders to U.S. Dollars.

The following table sets forth new orders booked by geographic region for the nine months ended July 31, 2021 and 2020 (dollars in thousands):

	Nine Months Ended
	July 31,
	2021		2020		$ Change	% Change
Americas	$66,988	35%	$50,400	43%	$16,588	33%
Europe	94,194	50%	51,476	43%	42,718	83%
Asia Pacific	28,573	15%	16,347	14%	12,226	75%
Total	$189,755	100%	$118,223	100%	$71,532	61%

Orders in the Americas for the nine months of fiscal 2021 increased by 33%, compared to the corresponding period in fiscal 2020.  The increased order levels reflected higher demand for all categories of Hurco, Takumi, and Milltronics machines as well as increased demand for ProCobots automation solutions.

European orders for the nine months of fiscal 2021 increased by 83%, compared to the corresponding prior year period, and included a favorable currency impact of 13%, when translating foreign orders to U.S. Dollars.  The year-over-year increase in orders was driven primarily by increased customer demand for Hurco and Takumi machines in Germany, the United Kingdom, France and Italy, as well as increased demand for LCM machine tool components and accessories.

Asian Pacific orders for the nine months of fiscal 2021 increased by 75%, compared to the corresponding prior year period, primarily due to increased customer demand for Hurco vertical milling machines and Takumi machines in China and Southeast Asia.  Asian Pacific orders for the nine months of fiscal 2021 included a favorable currency impact of 10%, when translating foreign orders to U.S. Dollars.

Gross Profit. Gross profit for the nine months of fiscal 2021 was $39.3 million, or 24% of sales, compared to $26.9 million, or 21% of sales, for the corresponding prior year period.  The year-over-year increase in gross profit as a percentage of sales reflected improved leverage of fixed overhead costs through higher levels of machine sales, improved pricing due to changes in demand and normalized inventory levels, and the favorable impact of foreign currency translation compared to the corresponding prior year periods.  Additionally, approximately $1.2 million of the gross profit improvement for the nine months of fiscal 2021 was a result of recording the employee retention credit. The improvement in gross profit as a percentage of sales is partially offset by recent inflationary increases in cost of materials and high costs associated with transporting finished goods on a global basis.

Operating Expenses. Selling, general, and administrative expenses for the nine months of fiscal 2021 were $32.2 million, or 19% of sales, compared to $31.1 million, or 25% of sales, in the corresponding fiscal 2020 period, and included an unfavorable currency impact of $1.1 million, when translating foreign expenses to U.S. Dollars for financial reporting purposes. Selling, general and administrative expenses for the nine months of fiscal 2021 continued to trend downward as a percentage of sales from fiscal 2020 as a result of the cost management plans implemented during fiscal 2020 and continued during fiscal 2021.  Additionally, approximately $1.7 million of the selling, general, and administrative expense reduction for the nine months of fiscal 2021 was a result of recording the employee retention credit.

Operating Income (Loss). Operating income for the nine months of fiscal 2021 was $7.1 million, or 4% of sales, compared to operating loss of $4.1 million, or (3)% of sales, for the corresponding prior year period.  The year-over-year increase from an operating loss to operating income for the nine month period was primarily due to increases in the of sales volume of Hurco, Takumi and Milltronics machines, LCM components and accessories, and ProCobots automation solutions. As discussed above, operating income for the nine months of fiscal 2021 included a benefit of $2.9 million related to the employee retention credit recorded during fiscal 2021.

Other Income (Expense), Net.  Other expense, net in the nine months of fiscal 2021 was less than $0.1 million compared to $0.9 million for the corresponding period in fiscal 2020.  The decrease in other expense, net was due mainly to a reduction in foreign currency exchange losses in the nine months of fiscal 2021, compared to the corresponding prior year period.

Income Taxes. The effective tax rate for the nine months of fiscal 2021 was 36%, compared to 46% in the corresponding prior year period. The year-over-year change in the effective tax rate was primarily due to changes in geographic mix of income and loss that includes jurisdictions with differing tax rates, various discrete income tax expense items, and more specifically related to the prior year period, and changes in income tax laws to address the unfavorable impact of the COVID-19 pandemic.

LIQUIDITY AND CAPITAL RESOURCES

At July 31, 2021, we had cash and cash equivalents of $80.5 million, compared to $57.9 million at October 31, 2020.  Approximately 25% of the $80.5 million of cash and cash equivalents was denominated in U.S. Dollars.  The balance was attributable to our foreign operations and is held in the local currencies of our various foreign entities, subject to fluctuations in currency exchange rates. We do not believe that the indefinite reinvestment of these funds offshore impairs our ability to meet our domestic working capital needs.

Working capital was $207.3 million at July 31, 2021 compared to $201.0 million at October 31, 2020.  The increase in working capital was primarily driven by the increase in cash and cash equivalents and accounts receivable, which was partially offset by increases in accounts payable and customer deposits.

Capital expenditures of $1.8 million during the nine months of fiscal 2021 were primarily for capital improvements in existing facilities and software development costs.  We funded these expenditures with cash on hand.

On March 12, 2021, we announced that our Board of Directors approved a share repurchase program in an aggregate amount of up to $7.0 million. Repurchases under the program may be made in the open market or through privately-negotiated transactions from time to time through March 10, 2023, subject to applicable laws, regulations and contractual provisions. The program may be amended, suspended or discontinued at any time and does not commit us to repurchase any shares of our common stock. We did not repurchase any shares of our common stock under this program during the third quarter of fiscal 2021.

In addition, during the nine months ended July 31, 2021, we paid cash dividends to our shareholders of $2.7 million. Future dividends are subject to approval of our Board of Directors and will depend upon many factors, including our results of operations, financial condition, capital requirements, regulatory and contractual restrictions, our business strategy and other factors deemed relevant by our Board of Directors from time to time.

On December 31, 2018, we and our subsidiary Hurco B.V. entered into the 2018 Credit Agreement with Bank of America, N.A., as the lender, which was subsequently amended on each of March 13, 2020 and December 23, 2020. The 2018 Credit Agreement provides for an unsecured revolving credit and letter of credit facility in a maximum aggregate amount of $40.0 million. The 2018 Credit Agreement provides that the maximum amount of outstanding letters of credit at any one time may not exceed $10.0 million, the maximum amount of outstanding loans made to our subsidiary Hurco B.V. at any one time may not exceed $20.0 million, and the maximum amount of all outstanding loans denominated in alternative currencies at any one time may not exceed $20.0 million. Under the 2018 Credit Agreement, we and Hurco B.V. are borrowers, and certain of our other subsidiaries are guarantors. The scheduled maturity date of the 2018 Credit Agreement is December 31, 2021.

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

As of July 31, 2021, our existing credit facilities consisted of our €1.5 million revolving credit facility in Germany, the 150 million New Taiwan Dollars Taiwan credit facility, the 32.5 million Chinese Yuan China credit facility and the $40.0 million revolving credit facility under the 2018 Credit Agreement.  We had no debt or borrowings under any of our credit facilities at July 31, 2021.

At July 31, 2021, we had an aggregate of approximately $52.2 million available for borrowing under our credit facilities and were in compliance with all covenants relating thereto.

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

CRITICAL ACCOUNTING POLICIES

Our accounting policies, which are described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2020, require management to make significant estimates and assumptions using information available at the time the estimates are made. These estimates and assumptions significantly affect various reported amounts of assets, liabilities, revenues, and expenses. If our future experience differs materially from these estimates and assumptions, our results of operations and financial condition would be affected. There were no material changes to our critical accounting policies during the nine months of fiscal 2021.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

There have been no material changes related to our contractual obligations and commitments from the information provided in our Annual Report on Form 10-K for the fiscal year ended October 31, 2020.

OFF BALANCE SHEET ARRANGEMENTS

From time to time, our subsidiaries guarantee third party payment obligations in connection with the sale of machines to customers that use financing. We follow FASB guidance for accounting for guarantees (codified in ASC 460). As of July 31, 2021, we had 12 outstanding third party payment guarantees totaling approximately $1.0 million. The terms of these guarantees are consistent with the underlying customer financing terms. Upon shipment of a machine, the customer assumes the risk of ownership. The customer does not obtain title, however, until the customer has paid for the machine. A retention of title clause allows us to recover the machine if the customer defaults on the financing. We accrue liabilities under these guarantees at fair value, which amounts are insignificant.

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

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Interest on borrowings under our bank credit agreements are tied to prevailing domestic and foreign interest rates. At July 31, 2021, we had no borrowings outstanding under any of our credit facilities.

Foreign Currency Exchange Risk

In the nine months of fiscal 2021, we derived approximately 63% of our revenues from customers located outside of the Americas, where we invoiced and received payments in several foreign currencies. All of our computerized machine tools and computer control systems, as well as certain proprietary service parts, are sourced by our U.S.-based engineering and manufacturing division and re-invoiced to our foreign sales and service subsidiaries, primarily in their functional currencies.

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

Forward contracts for the sale or purchase of foreign currencies as of July 31, 2021, which are designated as cash flow hedges under FASB guidance related to accounting for derivative instruments and hedging activities, were as follows (in thousands, except weighted average forward rates):

				Contract Amount at
	Notional	Weighted		Forward Rates in
	Amount	Avg.		U.S. Dollars
Forward	in Foreign	Forward		Contract	July 31,
Contracts	Currency	Rate		Date	2021	Maturity Dates
Sale Contracts:
Euro	13,650	1.1979		16,351	16,237	Aug 2021 - Jul 2022
Sterling	6,800	1.3774		9,366	9,455	Aug 2021 - Jul 2022

Purchase Contracts:
New Taiwan Dollar	720,000	27.1531	*	26,516	25,967	Aug 2021 - Jul 2022

* New Taiwan Dollars per U.S. Dollar

Forward contracts for the sale or purchase of foreign currencies as of July 31, 2021, which were entered into to protect against the effects of foreign currency fluctuations on receivables and payables denominated in foreign currencies and are not designated as hedges under FASB guidance, were as follows (in thousands, except weighted average forward rates):

				Contract Amount at
	Notional	Weighted		Forward Rates in
	Amount	Avg.		U.S. Dollars
Forward	in Foreign	Forward		Contract	July 31,
Contracts	Currency	Rate		Date	2021	Maturity Dates
Sale Contracts:
Euro	13,828	1.2022		16,624	16,455	Aug 2021 - May 2022
Sterling	1,028	1.3930		1,432	1,429	Sep 2021 - Nov 2021

Purchase Contracts:
New Taiwan Dollar	549,613	27.7914	*	19,776	19,658	Aug 2021 - Nov 2021

* New Taiwan Dollars per U.S. Dollar

We are also exposed to foreign currency exchange risk related to our investment in net assets in foreign countries. To manage this risk, we have maintained a forward contract with a notional amount of €3.0 million. We designated this forward contract as a hedge of our net investment in Euro-denominated assets. We selected the forward method under FASB guidance related to the accounting for derivative instruments and hedging activities. The forward method requires all changes in the fair value of the contract to be reported as a cumulative translation adjustment in Accumulated other comprehensive loss, net of tax, in the same manner as the underlying hedged net assets. This forward contract matures in November 2021. As of July 31, 2021, we had a realized gain of $813,000 and a minimal amount of unrealized loss recorded as cumulative translation adjustments in Accumulated other comprehensive loss related to the hedging of our net investment in Euro-denominated assets. Forward contracts for the sale or purchase of foreign currencies as of July 31, 2021, which are designated as net investment hedges under this guidance were as follows (in thousands, except weighted average forward rates):

			Contract Amount at Forward Rates in
	Notional	Weighted	U.S. Dollars
Forward	Amount	Avg.	Contract	July 31,
Contracts	in Foreign Currency	Forward Rate	Date	2021	Maturity Date
Sale Contracts:
Euro	3,000	1.1892	3,568	3,565	Nov 2021

Item 4.    CONTROLS AND PROCEDURES

We conducted an evaluation under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2021, pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of the evaluation date.

There were no changes in our internal control over financial reporting during the three months ended July 31, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We did not repurchase any shares of our common stock in the third quarter of fiscal 2021.

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

101

The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2021, formatted in Inline XBRL: (i) Condensed Consolidated Statements of Operations; (ii) Condensed Consolidated Statements of Comprehensive Income (Loss); (iii) Condensed Consolidated Balance Sheets; (iv) Condensed Consolidated Statements of Cash Flows; (v) Condensed Consolidated Statements of Changes in Shareholders’ Equity; and (vi) Notes to Condensed Consolidated Financial Statements.

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
September 3, 2021