Form 10-K
period 2021-10-31
HURCO COMPANIES INC
filed 2022-01-07
CIK 315374

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended October 31, 2021 or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to _________

Commission File No. 0-9143

HURCO COMPANIES, INC.

(Exact name of registrant as specified in its charter)

Indiana	35-1150732
(State or other jurisdiction of	(I.R.S. Employer Identification Number)
incorporation or organization)

One Technology Way
Indianapolis, Indiana	46268
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code (317) 293–5309

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, no par value	HURC	The Nasdaq Stock Market LLC

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

Yes ☐ No ⌧

The aggregate market value of the registrant’s voting stock held by non–affiliates as of April 30, 2021 (the last business day of our most recently completed second quarter) was $226,758,000.

The number of shares of the registrant’s common stock outstanding as of December 31, 2021 was 6,613,699.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the registrant’s Proxy Statement for its 2022 Annual Meeting of Shareholders (Part III).

Forward-Looking Statements

This report contains certain statements that are forward-looking statements within the meaning of federal securities laws. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. When used in this report, the words “may”, “will”, “should”, “would” ,“could”, “anticipate”, “expect”, “plan”, “seek”, “believe”, “predict”, “estimate”, “potential”, “project”, “target”, “forecast”, “intend”, “strategy”, “future”, “opportunity”, “assume”, “guide”, and similar expressions are intended to identify forward-looking statements. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties include, among others, the impact of the COVID-19 pandemic and other public health epidemics and pandemics on the global economy, our business and operations, our employees and the business, operations and economies of our customers and suppliers; the cyclical nature of the machine tool industry; uncertain economic conditions, which may adversely affect overall demand, in the Americas, Europe and Asia Pacific markets; the risks of our international operations; governmental actions, initiatives and regulations, including import and export restrictions, duties and tariffs and changes to tax laws; the effects of changes in currency exchange rates; competition with larger companies that have greater financial resources; the United Kingdom’s withdrawal from the European Union (Brexit); our dependence on new product development; the need and/or ability to protect our intellectual property assets; the limited number of our manufacturing and supply chain sources; increases in the prices of raw materials, especially steel and iron products; the effect of the loss of members of senior management and key personnel; our ability to integrate acquisitions; acquisitions that could disrupt our operations and affect operating results; failure to comply with data privacy and security regulations; breaches of our network and system security measures; possible obsolescence of our technology and the need to make technological advances; impairment of our assets; negative or unforeseen tax consequences; uncertainty concerning our ability to use tax loss carryforwards; and changes in the LIBOR rate, SOFR rate, and/or other benchmarking interest rates; and the risks and other important factors under the heading “Risk Factors” in Part I, Item 1A of this report. You should understand that it is not possible to predict or identify all factors that could cause actual results to differ materially from forward-looking statements. Consequently, you should not consider any list or discussion of such factors to be a complete set of all potential risks or uncertainties. Readers of this report are cautioned not to place undue reliance on these forward-looking statements. While we believe the assumptions on which the forward-looking statements are based are reasonable, there can be no assurance that these forward-looking statements will prove to be accurate. This cautionary statement is applicable to all forward-looking statements contained in this report. We expressly disclaim any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our Form 10-Q, 8-K and 10-K reports and our other filings with the Securities and Exchange Commission (“SEC”).

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

During fiscal 2021, our sales and service fees were $235.2 million, an increase of $64.6 million, or 38%, compared to fiscal 2020 and included a favorable currency impact of $7.7 million, or 5%, when translating foreign sales to U.S. Dollars for financial reporting purposes.  For fiscal 2021, we reported net income of $6.8 million, or $1.01 per diluted share, compared to a net loss of $6.2 million, or $(0.93) per diluted share, for fiscal 2020.   During fiscal 2021, sales increased year-over-year for all product brands and in all regions as countries began to lift the government-mandated COVID-19 stay-at-home orders or other similar operating restrictions put in place in fiscal 2020.  The net loss for fiscal 2020 included a one-time $4.9 million non-cash goodwill impairment charge attributable primarily to the then prolonged ongoing uncertainty in the global markets due to the COVID-19 pandemic.

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

A limited amount of information is available for foreign markets, and different reporting methodologies are used by various countries.  Machine tool consumption data, published by the Association of Manufacturing Technology (“AMT”), calculates machine tool consumption annually by country.  It is important to note that data for foreign countries are based on government reports that may lag 6 to 12 months behind real-time and, therefore, are unreliable for forecasting purposes.

Demand for capital equipment can fluctuate significantly during periods of changing economic conditions.  Manufacturers and suppliers of capital goods, such as our company, are often the first to experience these changes in demand. Additionally, since build to stock and our typical order backlog is approximately 45 days, it is difficult to estimate demand with any reasonable certainty. Therefore, we do not have the benefit of relying on the common leading indicators that other industries use for market analysis and forecasting purposes.

Products

Our core products consist of general-purpose, computerized machine tools for the metal cutting industry, principally, vertical and horizontal machining centers (mills), turning centers (lathes) and toolroom machines. The majority of our machine tools are equipped with our fully integrated computer control systems that are powered by our proprietary software, while the remaining machine tools are equipped with industry standard controls. Additionally, we produce and distribute software options, control upgrades, hardware accessories and replacement parts for our machine tool product lines, and we provide operator training and support services to our customers. We also produce computer control systems and related software for press brake applications that are sold as retrofit units for installation on existing or new press brake machines and we own an automation integration company that specializes in job shop automation.

The following table sets forth the contribution of each of our product groups and services to our total revenues during each of the past three fiscal years (in thousands):

Net Sales and Service Fees by Product Category

	Year Ended October 31,
	2021		2020		2019
Computerized Machine Tools	$198,602	85%	$139,577	82%	$223,735	85%
Computer Control Systems and Software †	2,528	1%	1,699	1%	2,818	1%
Service Parts	26,425	11%	22,484	13%	27,854	11%
Service Fees	7,640	3%	6,867	4%	8,970	3%
Total	$235,195	100%	$170,627	100%	$263,377	100%

† Amounts shown do not include computer control systems and software sold as an integrated component of computerized machine systems.

Product Portfolio by Brand

We have three brands of CNC machine tools in our product portfolio.  Hurco is the technology and innovation brand for customers who want to increase productivity and profitability by selecting a brand with the latest software and motion technology.  Milltronics is the value-based brand for shops that want easy-to-use machines at competitive prices.  The Takumi brand is for customers that need precision and very high speed, high efficiency performance, such as that required in the die and mold, aerospace, and medical industries.  Takumi machines are equipped with industry standard controls instead of the proprietary controls found on Hurco and Milltronics machines.  ProCobots, LLC (“ProCobots”) is our wholly-owned subsidiary that provides practical automation solutions, such as feeders and collaborative robots (cobots). In addition, through our wholly-owned subsidiary LCM Precision Technology S.r.l. (“LCM”), we produce high-value machine tool components and accessories. The main product categories of each brand are outlined below.

The Hurco, Milltronics, and Takumi product lines represent a comprehensive product portfolio with more than 150 different CNC machine models.  The combined machine tool product lines provide benefits related to the development of product enhancements, technologies, and models. Due to leverage of shared resources and cross-utilization of proven engineering designs, we achieve manufacturing cost reductions from economies of scale and manufacturing efficiencies.

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

Machine tool products must be designed to meet customer demand to machine complex parts with greater part accuracies.  Our proprietary controls with WinMax® software and high-speed processors efficiently handle the large amounts of data these complex part-making programs require and enable our customers to create parts with higher accuracy at faster speeds. We continue to add technology to our control design as it becomes available.  UltiMotion®, our patented motion control system, provides significant cycle time reductions and increases the quality of a part’s surface finish.  This technology differentiates us in the marketplace and is incorporated into our control.

Our offering of Hurco machining centers, currently equipped with either a dual touch-screen console or a single touch-screen console, consists of the following product lines:

VMi Product Line

The VM product line consists of moderately priced vertical machining centers for the entry-level market, while still offering the advantage of our advanced control and motion systems.  The design premise of the machining center with a large work cube and a small footprint optimizes the use of available floor space. The VM line consists of eight models in three sizes with X-axis (horizontal) travels of 26 (four models), 40 (two models), and 50 inches (two models).

___________________

†Windows® is a registered trademark of Microsoft Corporation in the United States and other countries.

VMXi Product Line

The VMX product line is our flagship series of machining centers and consists of higher performing vertical machining centers aimed at manufacturers that require faster speeds and greater part accuracy. The small and medium size models are available with either belted or inline (direct drive) spindles and the larger models are offered as either #40 or #50 taper.  The VMX line consists of 14 models in eight sizes with X-axis travels of 24, 26, 30, 42, 50, 60, 64, and 84 inches.

HSi Product Line

Due to the integral, motorized spindle with a maximum speed of 18,000 rpm, the HS product line is desirable for the die and mold industry because of that industry’s particular interest in the improvement of surface finish quality and the reduction of cycle time. Additionally, this product line offers us the opportunity to expand our customer base to manufacturers that produce larger batches. The HS product line consists of four models with X-axis travels of 24, 30, 42, and 60 inches.

Ui Series Product Line

This product line features five-axis trunnion tables integrated onto familiar C-frame style machines, making an easy entry into five-axis for first-time users.  U Series models are offered with 8, 10, and 14-inch diameter rotary tables with either standard (belted) or direct drive (inline) spindles.

SRTi/SWi Product Line

The SRT Series of five-axis machines utilizes motor spindles and a swivel head with a C-axis rotary table embedded into and flush with the machine table, making them among the most flexible machines in the industry.  The SW model utilizes the swivel head and a traditional machine table that can be then fitted with an A-axis rotary table to machine long five-axis parts.  These models are available in either 42 or 60-inch X-axis travels.  Customers can choose between standard and high-speed spindles.

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

BXi Product Line

The BX product line is for customers that require higher accuracy parts, as they are built with an extremely rigid double column design that offers superior vibration dampening and excellent thermal characteristics.  Four models are available, two with 40-inch X-axis travels (a three-axis version and a five-axis version), as well as 53-inch and 63-inch X-axis travel models.

HMi Product Line

The HM product line offers customers moderately priced horizontal machining centers designed for small lot sizes.  Two models are available, one with a rotary table and one with a plain table.  They both have X-axis travels of 67 inches.  These products are designed for high-mix, low-volume applications that benefit from a horizontal spindle configuration, but do not require an expensive pallet switching system typically found on competitive horizontal machines.

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

TMi/TM-Mi Product Line

The TM/TM-M product line of slant-bed lathes (horizontal turning centers) is designed for entry-level job shops and contract manufacturers seeking efficient processing of small to medium lot sizes. There is one TM model in four sizes, measured by chuck size: 6, 8, 10, and 12 inches.  We added motorized tooling on the lathe turret to further enhance the capability of the TM turning centers and designated it as the TM-M product line.  These turning centers with live tooling allow our customers to complete a number of secondary milling, drilling, and tapping operations while the part is still held in the chuck after the turning operations are complete, which provides significant productivity gains. The TM-M product line consists of three models: TM8Mi, TM10Mi, and TM12Mi.

TMXi Product Line

The TMX product line consists of high-performance turning centers.   There are six models in two sizes. The TMX-MY models are equipped with an additional axis and motorized live tooling while the TMX-MYS models also have an additional spindle. These products are designed for customers who want to reduce part handling and complete complex components that require speed, accuracy, and superior surface finish in a single set-up. They are available in either 8 or 10 inch main chuck sizes.

Product Development

Since Hurco is the technology and innovation brand of our corporate portfolio, we have focused our attention on product enhancements of existing models in an effort to align the Hurco brand with the newest engineering innovations and components available to compete with other premium brands in the marketplace. Examples of product enhancements completed in 2021 include a new feature for Solid Model Import, which allows customers to create Conversational Data Blocks with 3D attributes and new lathe programming features, such as radius wear offsets for live tools.  New hardware options included expanded capacity automatic tool changers (60 ATC) and 24,000 rpm high-speed spindles for SRT/SW Series.  New models include VMX42UDi and VMX60HSRTi.  We also upgraded our Industry 4.0 websites for Hurco’s UltiMonitor and Milltronics Shop View (MSV) options.  These tools allow users to collect data and optimize efficiency of their machine tools using the Internet of Things (“IoT”).

Milltronics CNC Machine Tools

Our Milltronics line of CNC machine tools is designed for excellent value with more standard features for the price versus competitors. We manufacture and sell these machine tools with a fully integrated interactive computer control system called the Milltronics 9000 Series DGI CNC.  The control is compatible with G & M Code programs (generated from CAD/CAM software) and also features onboard conversational visual aid programming.

The Milltronics portfolio consists of the following product lines:

VK Series

The VK is our CNC knee mill designed for prototype, R&D, maintenance, and other general-purpose applications.  It offers the easy table access of a conventional knee mill, with the power and flexibility of the 9000 DGI CNC control and motion system.  Unlike most competitive models, it is not a retrofit kit but rather designed from the ground up as a CNC.

TRQ/TRM Product Line

Products with the TRQ or TRM designation are part of the tool room bed mill category, which are machines that are available without an enclosure, also referred to as open bed machines, that provide easy access to the work table.  Typical applications for these machines include general machining, job shops, prototype, or maintenance and repair.  Available with quill-head or rigid-head designs, there are six models in four sizes with X-axis travels of 30, 40, 60 and 78 inches.  The 60 inch model is also available with a high-torque option.

VM General Purpose (GP) Product Line

The VM-GP product line consists of attractively-priced vertical machining centers designed for job shops, prototype, research and development, and other general machining applications.  These belt-driven models are 40-taper spindles and are available in four different sizes.  Customers can choose models with X-axis (horizontal) travels of 25, 30, 40, or 50 inches. There is also a model with extended spindle nose-to-table dimensions for large fourth-axis rotary applications.

VM Inline Performance (IL) Product Line

The VM-IL product line consists of moderately-priced performance vertical machining centers for high-speed applications, such as die and mold, aerospace, and medical machining.  Featuring heavier castings, faster motion, and inline spindles, these 40-taper machines are available in four sizes.  Models include X-axis travels of 30, 42, 50, or 60 inches.

VM Extra Power (XP) Product Line

The VM-XP product line consists of moderately-priced, vertical machining centers for more demanding metal removal applications, such as castings or forgings.  These heavy-duty, 50-taper models are designed for applications that require more power and torque.  Customers can choose from three different models with X-axis travels of 50, 60, or 84 inches.

BR Product Line

The BR product line consists of high-speed bridge mills that are used in pattern shops and the aerospace industry, in addition to job shops, due to the large table and travels that support a wide range of part sizes. BR machines have inline spindles and are available as six models with up to 200 inches in X-axis travel by 80 inches in Y-axis travel.

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

New Products

In fiscal 2021, Milltronics launched a new high torque version of its 60 inch TRM model called the TRM30HT.  Hardware upgrades included a new semi-enclosure option for the BR Series and expanded capacity automatic tool changers (24 ATC) for the GP Series.

Takumi CNC Machine Tools

The Takumi brand features machines designed for applications requiring precision and high speed, high efficiency milling.  Market segments that require such applications include die and mold, aerospace, medical, and energy, or any customer that needs to produce very high-accuracy parts quickly.  Takumi machines are available with a variety of industry standard CNC controls, including Fanuc®*, Siemens®, Mitsubishi®, or Heidenhain®.  Models include three-axis vertical machining centers with linear guides; three-axis vertical machining centers with box ways; high-speed, double column vertical machining centers; and heavy-duty, double-column machining centers, five-axis machining centers and high-speed horizontal machining centers.  Takumi machines are hand built and fitted to exacting standards to produce high accuracies and superior surface finishes.

The Takumi portfolio consists of the following product lines:

PV Series

The PV Series are entry-level vertical machining centers, yet feature high-performance direct drive spindles and robust roller way technology.  PV machines are available in two sizes with X-axis travels of either 26 or 41 inches.  They are designed for general purpose and job shop applications.

VC Series

The VC Series vertical machining centers are fast, three-axis linear guide machining centers designed for customers doing a variety of different parts, including die and mold, medical, automotive, and job shops. The VC machines are available in three sizes with X-axis travels of 34, 42, and 50 inches.  An extended Y-axis travel version of the 42-inch model is offered for mold shops making square mold bases.

________________________

*Fanuc® is a registered trademark of GE Fanuc Automation Americas, Inc.  Siemens® is a registered trademark of Siemens AG. Mitsubishi® is a registered trademark of Mitsubishi Electric Corporation.  Heidenhain® is a registered trademark of HEIDENHAIN CORPORATION, a wholly-owned subsidiary of the German company DR. JOHANNES HEIDENHAIN GmbH.

V Series

The V Series vertical machining centers are heavy-duty, box-way machines built for tough applications such as roughing cast iron.  These three-axis, massive machines feature belt or geared spindles to provide maximum torque.  The V Series product line includes eight models with X-axis travels of 39, 43, 47, 60, 70, 78, 86, and 126 inches.

H Series

Designed to produce parts that require high precision and superior surface finishes, H Series machines offer an extremely rigid and thermally-stable double-column design.  These three-axis models feature high-speed, direct-drive spindles, or built-in HSK spindles, with up to 20,000 rpm, in addition to spindle speed options of 24,000 rpm and 36,000 rpm. The H Series product line consists of 11 models with X-axis travels of 24, 40, 49, 63, 86, 126, 157, and 197 inches, with select models available with extended Y-axis travel and/or high-speed spindles.  These machines are specifically targeted for die and mold and aerospace customers.

U Series

Designed with trunnion tables or swivel heads, these five-axis simultaneous machining centers provide versatility, as well as reduce setup time and process time.  Most models are offered with a double-column structure for superior stability and performance.  The U Series product line consists of six models, four of which offer trunnion table sizes of 10, 16, 24, and 31.5 inches.  The UB version is equipped with a B/C swivel head and a 12,000 rpm built-in spindle.  Its double-column design provides a spacious X-axis travel of 126 inches.  An additional model called the UR1000 has a two-axis head and a 39-inch rotary table integrated into a double-column machine, designed for large and heavy five-axis parts, such as those found in die and mold, aerospace, and energy applications.

G Series

Designed specifically for the machining of graphite or copper electrodes used in electrical discharge machining (EDM), G Series machines offer the same extremely rigid and thermally stable double-column design of the H Series with high-speed, direct-drive spindles, or built-in HSK spindles, that have up to 20,000 rpm, but are also equipped with a graphite dust extraction system. The G Series product line consists of three models with X-axis travels of 22, 30, and 40 inches.

BC Series

BC Series machines are double column, three-axis machining centers designed for heavy cutting and applications that require high power and torque, such as die and mold.  These models include a heavy cutting, 6,000 rpm geared-head spindle for maximum cutting power.  The BC Series models are available in eight sizes, including X-axis travels of 83, 122, 126, 157 and 197 inches, with several models featuring different choices of Y-axis travel.

HMX Series

The HMX Series are high-speed horizontal machining centers that are capable of up to 1G acceleration.  These models include twin pallets to maximize cutting time along with very fast pallet exchange times and rapid traverse rates.  Available in 400, 500, and 630 mm pallet sizes, they can also be fitted with expandable automatic tool changers that hold up to 220 tools.

SL Lathes

SL slant-bed lathes are turning centers equipped with box ways and designed for heavy cutting to provide superior part finishes. The SL Series includes three models: the SL200, SL250, both available with 10 inch chucks; and the SL300, which has a 12 inch chuck.

New Products

In 2021, Takumi redesigned its popular H12 double column machining center.  Now called the H12E, improvements include faster rapid traverses and trimmed dimensions to reduce shipping cost, as the redesigned model can now fit inside a standard high cube shipping container.  The new H12E is also available with an optional 15,000 rpm high-speed spindle.  Another new model is the H27S, a 106 inch X-axis travel, high-speed, bridge type machining center.  Hardware upgrades include expanded automatic tool changer (32 ATC) for #50 taper models and new high-torque #50 taper options for V-Series box way machines. Takumi also developed software to become the first CNC machine with a FANUC control that provides a seamless interface with the Renishaw Set & Inspect program to facilitate on-machine inspection probing that doesn’t require macro-programming.

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

Software Products

In addition to our standard computer control features, we offer software option products for part programming.  These products are sold to users of our Hurco computerized machine tools equipped with our dual touch-screen or single touch-screen consoles featuring WinMax® control software.  Each international division packages the options as appropriate for its market. The most common options include: Advanced Verification Graphics, Swept Surface, DXF Transfer, 3D DXF and Solid Model Import, UltiMonitor, UltiPocket with Helical Ramp Entry and Insert Pockets, Conversational Part and Tool Probing, Tool and Material Library, NC/Conversational Merge, Job List, Automation Job Manager, Stream Load, Active Thermal Compensation, Thread Repair, and Simultaneous Five-Axis Contouring.

The Advanced Verification Graphics option displays a picture of the rendered part on the screen of the control that can be viewed from any angle. The detail allows the customer to evaluate how the part is programmed to be machined before cutting commences, which eliminates the need to scrap expensive material.

Solid Model Import with 3D DXF Technology automatically uses geometry from a 3D CAD model to easily create conversational programs for 2D and 3D parts or even 3+2 and 5-sided parts.

Our Swept Surface software option simplifies programming of 3D contours and significantly reduces programming time.

The DXF Transfer software option increases operator productivity because it eliminates manual data entry of part features by transferring AutoCAD®* drawing files directly into our computer control or into our desktop programming software, WinMax® Desktop.

Designed to take advantage of the IoT, UltiMonitor is a web-based productivity, management, and service tool that enables customers to monitor, inspect, and receive notifications about their Hurco machines from any location where they can access the internet.  Customers can transfer part designs, receive event notifications via email for text, access diagnostic data, monitor the machine via webcam, and communicate with the machine operator.

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

Automation Job Manager is a software feature designed specifically for seamless integration of the Hurco control to our automation package called Job Shop Automation, which promotes intuitive programming of collaborative robots for machine tending applications.

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

ProCobots CNC Automation

ProCobots provides automation solutions including collaborative robots (cobots), grippers, material handling, and Industry 4.0-capable software and controls.  Designed to be easy to use, safe, and flexible, ProCobots solutions are standardized systems aimed at customers who are in the high-mix, low-volume manufacturing environment.  Products include portable models, such as the ER Work and ProFeeder Table, as well as flexible cell solutions, including the ProFeeder, ProFeeder Flex, ProFeeder Compact, and ProFeeder X.  ProCobots solutions are available for any Hurco, Milltronics or Takumi machine.

Non-Hurco Branded Products & Technologies

While our three brands of CNC machine tools are responsible for the vast majority of our revenue, we have added other products to our portfolio that have contributed to our top and bottom line growth and provide product diversity; and market penetration opportunity – while minimizing the impact of geographic cyclicality – with products priced from entry-level to high performance serving a variety of different industries.  We believe these non-Hurco branded products help us partially offset the cyclical nature of the machine tool market by diversifying our product offering. These non-Hurco branded products are sold by our wholly-owned distributors and are comprised primarily of other general-purpose vertical machining centers and lathes, laser cutting machines, waterjet cutting machines, CNC grinders, compact horizontal machining centers, metal cutting saws, and CNC Swiss lathes.

LCM Machine Tool Components and Accessories

Based in Italy, LCM designs, manufactures, and sells mechanical and electro-mechanical components and accessories for machine tools for a wide variety of machine tool OEMs. LCM’s direct drive spindle, swivel head, and rotary torque table are used in the Hurco SRT line of five-axis machining centers to achieve simultaneous five-axis machining.

CNC Rotary Tables

LCM has several lines of CNC rotary tables for both horizontal and vertical-horizontal positioning.  Customers can choose rotary tables with either hydraulic or pneumatic clamping systems. Additionally, LCM offers CNC rotary tables powered by either a torque motor or a high-precision mechanical transmission.

CNC Tilt Tables

LCM has several lines of CNC tilting rotary tables, intended specifically for five-axis machining centers. Each of the lines is differentiated by the technology used for clamping (hydraulic or pneumatic) and by the type of transmission (either mechanical transmission or torque motor).

Swivel Heads and Electro-spindles

LCM has two primary lines of swivel heads that enable the spindle axis to be tilted with continuous motion and several electro-spindle (built-in motors for swivel heads) options.  The two lines of swivel heads are differentiated by the type of transmission (either mechanical transmission or torque motor).

Product Development

In 2021, LCM developed a new high performance tilting rotary table called BRATT400, with the tilting axis positioned at 45 degrees.  It is powered by new LCM torque motors and designed for specific applications on highly dynamic five-axis machines.

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

Manufacturing

Our computerized metal cutting machine tools are manufactured and assembled to our specifications primarily by our wholly-owned subsidiaries in Taiwan (Hurco Manufacturing Limited (“HML”)).  HML conducts final assembly operations and is supported by a network of contract suppliers of components and sub-assemblies that manufacture components for our products.  Our facility in Ningbo, China (Ningbo Hurco Machine Tool Co. Ltd (“NHML”)) focuses on the machining of castings to support HML’s production in Taiwan.  The LCM line of electro-mechanical components and accessories for machine tools is designed and manufactured in Italy.  Our facility in Indianapolis, Indiana, also conducts final assembly operations for certain Hurco VMX machines and Milltronics bridge mills for the American market and manufactures certain electro-spindle components for LCM.

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

Marketing and Distribution

We principally sell our products through more than 180 independent agents and distributors throughout North and South America (the “Americas”), Europe, and Asia.  Although some distributors carry competitive products, we are the primary line for the majority of our distributors globally.  We also have our own direct sales and service organizations in China, France, Germany, India, Italy, the Netherlands, Poland, Singapore, Taiwan, the United Kingdom, and certain parts of the United States, which are among the world’s principal machine tool consuming markets. Our selling divisions in the United States have responsibility for the Americas, which includes Canada, Mexico, Central America, South America, and the U.S.

Approximately 87% of the worldwide demand for computerized machine tools and computer control systems is outside of the U.S.  In fiscal 2021, approximately 63% of our revenues were derived from customers outside of the Americas.  No single end-user or distributor of our products accounted for more than 5% of our total sales and service fees.  The end-users of our products are precision tool, die and mold manufacturers, independent job shops, specialized short-run production applications within large manufacturing operations, and manufacturing facilities that focus on medium to high run production, wherein they run large batches of a few types of parts instead of small batches of many different parts.  Industries served include aerospace, defense, medical equipment, energy, automotive/ transportation, electronics, and computer industries.

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

Competition

We compete with many other machine tool producers in the United States and foreign countries.   Most of our competitors are larger and have greater financial resources than our company.  Major worldwide competitors include DMG Mori Seiki Co., Ltd., Mazak Corporation, Haas Automation, Inc., Doosan Corporation, Okuma Machinery Works, Ltd., Fryer Machine Systems, ProtoTRAK CNC Machines, Quick Jet Machine, Co., Ltd., Gentiger Machinery Industrial, Co., Ltd., and Yeong Chin Machinery Industries, Co., Ltd. (YCM).

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

Human Capital Resources

Hurco is committed to attracting and retaining the brightest and best talent. Therefore, investing, developing, and maintaining human capital is critical to our success. As of October 31, 2021, Hurco had approximately 706 full-time employees, of which approximately 28% were in the Americas, and 72% in other global regions.  As a global industrial technology company, a large number of our employees are engineers or trained trade or technical workers focusing on advanced manufacturing, and many of them hold masters’, doctorate, or equivalent advanced degrees. Hurco emphasizes a number of measures and objectives in managing its human capital assets, including, among others, employee safety and wellness, talent acquisition and retention, employee engagement, development, and training, diversity and inclusion, and compensation and pay equity.  None of our employees are covered by a collective-bargaining agreement.  We have not experienced any employee-generated work stoppages or disruptions, and we consider our employee relations to be satisfactory.

COVID-19 and Employee Safety and Wellness

During the COVID-19 pandemic, the safety and well-being of our employees and their families has been a top priority as we continue to serve our customers – many of which are involved in the installation, production, and/or maintenance of critical infrastructure. Our global pandemic efforts include leveraging the advice and recommendations of infectious disease experts and organizations to establish appropriate safety standards and secure appropriate levels of personal protective equipment for our workforce. Based upon this advice and recommendations, we have adopted and implemented the Hurco COVID-19 Exposure Prevention, Preparedness, and Response Plan (the “Hurco COVID Response Plan”) to outline our policies and procedures designed to mitigate the potential for transmission of COVID-19 and prevent exposure to illness from certain other infectious diseases. Among other things, the Hurco COVID Response Plan memorializes employee, manager, and company responsibilities related to house-keeping and sanitization, hygiene and respiratory etiquette, use of personal protective equipment, employee and visitor screening procedures, leave policies and accommodations, remote working opportunities and infrastructure, and protocols for not reporting to work and/or when to return to work upon potential and/or confirmed COVID-19 exposure or infection. In addition to procuring personal protective equipment, automatic screening stations, and other preventative resources, we also leveraged Hurco technology and human capital to directly produce personal protective equipment on Hurco products during fiscal 2020 and distributed the same to our personnel and customers around the world.

We have also implemented a wellness program aimed at engaging employees with healthcare providers to promote the proactive evaluation, tracking, and management of major health and wellness indicators, such as blood pressure, weight, and routine blood laboratory analysis.

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

Diversity and Inclusion

We are committed to fostering work environments that value and promote diversity and inclusion. This commitment includes a policy to provide equal access to, and participation in, equal employment opportunities, programs, and services without regard to race, religion, color, national origin, disability, sex, sexual orientation, gender identity, stereotypes or assumptions based thereon. We pride ourselves on policies and programs designed for the development and fair treatment of our global workforce, including generous healthcare and benefit programs for our employees, equal employment hiring practices and policies, anti-harassment, workforce safety, and anti-retaliation policies, and implementation of affirmative action programs. We welcome and celebrate our teams’ differences, experiences, and beliefs, and we are investing in a more engaged, diverse, and inclusive workforce.

Ethical Business Practices

We also foster a strong corporate culture that promotes high standards of ethics and compliance for our businesses, including policies that set forth principles to guide employee, officer, director, and vendor conduct, such as our Code of Business Conduct and Ethics. We also maintain a whistleblower policy and anonymous hotline for the confidential reporting of any suspected policy violations or unethical business conduct on the part of our businesses, employees, officers, directors, or vendors and provide training and education to our global workforce with respect to our Code of Business Conduct and Ethics and anti-corruption and anti-bribery policies. We intend to disclose any amendment to, or a waiver from, a provision of our Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions by posting such information on our website at www.hurco.com.

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

Widespread public health emergencies or outbreaks of epidemics, pandemics, or contagious diseases, such as the COVID-19 pandemic, have had, and could continue to have, a material adverse effect on our business, financial condition, and results of operations. As a result of the COVID-19 pandemic, governmental authorities in jurisdictions where our facilities, customers, and suppliers are located have imposed mandatory closures, stay-at-home orders, and social distancing protocols that significantly limit the movement of people, goods, and services or otherwise restrict normal business operations or consumption patterns.

The COVID-19 pandemic has disrupted our operations and will likely continue to affect our business. Specifically, many of our sales and service organizations throughout the Americas, Europe, and Asia Pacific have, at one time or another, been subject to temporary closures or otherwise been required to adopt remote work strategies. We may continue to experience additional temporary facility closures in response to government mandates and/or the incidence of additional spread.

Additionally, the COVID-19 outbreak has disrupted and could in the future disrupt our ability to deliver and/or install machines, our procurement of supplies for our operations, and our customers’ purchasing behavior or decisions. The COVID-19 pandemic has resulted in significantly reduced demand for our products, which could continue for an extended period of time. Any or all of the foregoing in jurisdictions where we or our customers, suppliers, or business partners are located have had and could continue to have a material adverse effect on our business, results of operations, cash flows, and financial condition. In addition, fluctuations in demand and other implications associated with the COVID-19 pandemic have resulted in, and could continue resulting in, certain supply chain constraints and challenges. Specifically, we have begun to experience vendor delays, bottlenecks and significant cost increases in transportation and freight services, and inflationary and similar cost increases for the cost of our materials and components. These issues could impact our ability to timely ship products to meet customer demand and/or impose pricing pressures on our product margin. Should these pressures continue for a significant period of time, and if we are unable to pass on cost or inflationary input increases to customers, our future operations, operating results, and cash flows could be materially adversely impacted.

Significant increases in economic and demand uncertainty have led to disruption and volatility in the global credit and financial markets, which increases the cost of capital and adversely impacts access to capital for both our company and our customers and suppliers. In addition, resulting changes in our access to or cost of capital, expected cash flows, or other factors could cause our intangible assets to be impaired, resulting in a non-cash charge against results of operations to write down the intangible assets for the amount of the impairment. The duration and scope of the COVID-19 pandemic remains uncertain and, therefore, we cannot reasonably estimate its potential impact on our business, financial condition, or results of operations, but such impact has been, and could continue to be, material.

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

During fiscal 2021, approximately 63% of our revenues were derived from sales to customers located outside of the Americas.  In addition, our main manufacturing facilities are located outside of the U.S.  Our international operations are subject to a number of risks, including:

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

Quotas, tariffs, taxes, or other trade barriers could require us to attempt to change manufacturing sources, reduce prices, increase spending on marketing or product development, withdraw from or not enter certain markets, or otherwise take actions that could be adverse to us and/or that we might not be able to accomplish in a timely manner or at all.  Also, in some foreign jurisdictions, we may be subject to laws limiting the right and ability of entities organized or operating therein to pay dividends or remit earnings to affiliated companies unless specified conditions are met.  These factors may adversely affect our future operating results.  The vast majority of our products are shipped from our manufacturing facility in Taiwan from the Port of Taichung to four ports of destination: Los Angeles, California; Tacoma, Washington; Venlo, the Netherlands; and Shanghai, China.  Changes in customs requirements, as a result of national security or other constraints put upon these ports, may also have an adverse impact on our results of operations. Similarly, significant delays at one or more of the ports where our products are shipped or received has impacted, and could continue to impact, the amount of time required to ship our products to customers, which could materially adversely impact our business, demand for our product, our ability to meet quoted delivery dates, our results of operations, future operations, and/or financial condition.

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

Finally, a significant portion of our manufacturing, production, and assembly operations are located in certain limited geographic territories, including the People’s Republic of China (“China”) and the Republic of China (“Taiwan”). An unplanned interruption in manufacturing or supply, or significant increase in price from third party suppliers, could have a material adverse effect on our business, results of operations, and financial condition. Such an interruption or increase in price could result from various factors, including a change in the political environment, such as trade wars or tariffs, a natural disaster, such as an earthquake, typhoon, or tsunami, or vulnerabilities in our technology or cyber-attacks against our information systems, such as ransomware attacks. Also, any interruption in service by one of our key component suppliers, if prolonged, could have a material adverse effect on our business, results of operations and financial condition. Additionally, the geopolitical environment and ongoing sovereign relationship between China and Taiwan could have a material impact on our business. Specifically, if a trade war, tariff, physical or economical blockade, or war ensued and impacted access to or from the Taiwan or Chinese markets or workforce, we could have challenges maintaining production plans or output, accessing the skilled labor necessary to produce our products without interruption, accessing and/or shipping our finished goods, work in progress, or other inventories located in either of those territories, accessing or maintaining our supply base that is located in those territories or elsewhere, and/or otherwise experience significant disruptions in our business. Such disruptions, if prolonged, could have a material adverse effect on our business, results of operations, and financial condition. In such a case, we may be forced to relocate and/or shift production facilities to other geographic territories to mitigate the risks associated with consolidating our manufacturing operations in such territories, which would likely result in disruptions to our production plans and/or our ability to meet forecasted customer demand in the near term, all of which could have a material adverse effect on our business, financial results, future operations, and/or financial position.

Fluctuations in the exchange rates between the U.S. Dollar and any of several foreign currencies can increase our costs and decrease our revenues.

Our sales to customers located outside of the Americas, which generated approximately 63% of our revenues in fiscal 2021, are invoiced and received in several foreign currencies, primarily the Euro, Pound Sterling and Chinese Yuan. Therefore, our results of operations and financial condition are affected by fluctuations in exchange rates between these currencies and the U.S. Dollar, both for purposes of actual conversion and for financial reporting purposes. In addition, we are exposed to exchange risk associated with our purchases of materials and components for our Taiwan manufacturing operations, which are primarily made in the New Taiwan Dollar and the Euro.  We hedge a portion of our foreign currency exposure with the purchase of forward exchange contracts. These hedge contracts only mitigate the impact of changes in foreign currency exchange rates that occur during the term of the related contract period and carry risks of counterparty failure.  There can be no assurance that our hedges will have their intended effects.

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

On January 31, 2020, the United Kingdom (“U.K.”) withdrew from the European Union (“E.U.”), commonly referred to as “Brexit.” On or around that time, the U.K. and E.U. agreed to participate in a transition period (the “Transition Period”), which expired on December 31, 2020, to negotiate a trade agreement and other aspects of their relationship after the Transition Period. During the Transition Period, free trade continued between the U.K. and E.U. without checks or extra charges. Following the Transition Period, the U.K. is no longer a part of the single market and customs union of the E.U. However, immediately prior to expiration of the Transition Period, the U.K. and E.U. announced they had entered into a post-Brexit deal on certain aspects of trade and other strategic and political issues (the “December 2020 Brexit Deal”) – avoiding some of the anticipated disruption of a no-deal, “hard” Brexit.

We have operations in the U.K. related to Hurco Europe Ltd. (“HEL”), our sales and service business unit located there. Changes resulting from Brexit,  the December 2020 Brexit Deal, and/or subsequent transition agreements or arrangements could subject us or our subsidiaries, including HEL, to increased risk, including, among others, changes in regulatory oversight, disruptions to supply, increases in prices, fees, taxes or tariffs on goods that are sold between the E.U. and the U.K., inspections or barriers on goods sold between the U.K. and the E.U., extra charges, and/or difficulty staffing. We have evaluated the impact of Brexit on us, our subsidiaries, including HEL, our business, and our future operations, operating results, and cash flows and it has not materially change our business to date.

In addition, we do not know if the U.K. and E.U. will succeed in negotiating all material terms not otherwise addressed or covered by the December 2020 Brexit Deal or subsequent transition agreements or arrangements and/or if previously agreed upon items will be renegotiated in the future. Changes in these or other terms resulting from Brexit could, similarly, subject us or our subsidiaries, including HEL, to increased risk, including, among others, changes in regulatory oversight, disruptions to supply, increases in prices, fees, taxes or tariffs on goods that are sold between the E.U. and the U.K., inspections or barriers on goods sold between the U.K. and the E.U., extra charges, and/or difficulty staffing.

Brexit may also cause fluctuations in the value of the Pound Sterling and the Euro. Fluctuations in exchange rates between the U.S. Dollar and foreign currencies may adversely affect our expenses, earnings, cash flows, results of operations, and revenues. Although we attempt to mitigate our exposure to some of our foreign currency exchange risks through hedging arrangements, our hedging arrangements may not target the potential impacts associated with fluctuations in currency resulting from Brexit or otherwise effectively offset the adverse financial impacts.

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

Finally, certain subcontractors, vendors, and third parties provide inputs, components, code, and/or similar items that are complimentary and compatible with our products, software, and controls. If we are unable to secure access and/or rights to any such inputs, components, code, or similar items, our ability to continue to produce our products without interruption could be challenged, which could materially and adversely impact our business, financial condition, results of operation, and demand for our products.

Disruptions in our manufacturing operations or the supply of materials and components could adversely affect our business, results of operations and financial condition.

We depend on our wholly owned subsidiaries, HML, NHML, Milltronics, and LCM, to produce our machine tools and electro-mechanical components and accessories in Taiwan, China, the U.S., and Italy, respectively.  We also depend on our 35% owned affiliate, HAL, and other key third-party suppliers to produce our computer control systems and key components, such as motors and drives, for our machine tools. An unplanned interruption in manufacturing or supply, or significant increase in price from third party suppliers, would have a material adverse effect on our business, results of operations, and financial condition. Such an interruption or increase in price could result from various factors, including a change in the political environment, such as trade wars or tariffs, a natural disaster, such as an earthquake, typhoon, or tsunami, or vulnerabilities in our technology or cyber-attacks against our information systems, such as ransomware attacks. Also, any interruption in service by one of our key component suppliers, if prolonged, could have a material adverse effect on our business, results of operations and financial condition.

Fluctuations in the price of raw materials, especially steel and iron, could adversely affect our sales, costs and profitability.

We manufacture products with a high iron and steel content. The availability and price for these and other raw materials are subject to volatility due to worldwide supply and demand forces, speculative actions, inventory levels, exchange rates, production costs, anticipated or perceived shortages, and tariffs or other trade restrictions. In some cases, those cost increases can be passed on to customers in the form of price increases, in other cases, they cannot. If the prices of raw materials increase and we are not able to charge our customers higher prices to compensate, our results of operations would be adversely affected.  Recent inflationary pressures and other factors have resulted in increases to the cost of the inputs or materials for our products. Similarly, recently, costs associated with transportation and freight services have increased significantly due limited capacity and/or availability of containers, shipping vessels, and/or receiving port services. If prolonged, and if they cannot be passed on to customers in the form of price increases, these fluctuations in the price of raw materials, product components, and/or transportation services could adversely affect our sales, costs, margin, and profitability.

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

We may seek additional opportunities to expand our product offerings or the markets we serve by acquiring other companies, product lines, technologies, and personnel. Acquisitions involve numerous risks, including the following:

●	difficulties integrating the operations, technologies, products, and personnel of an acquired company or being subjected to liability for the target’s pre-acquisition activities or operations as a successor in interest;
●	diversion of management’s attention from normal daily operations of the business;
●	potential difficulties completing projects associated with in-process research and development;

●	difficulties entering markets in which we have no or limited prior experience, especially when competitors in such markets have stronger market positions;
●	initial dependence on unfamiliar supply chains or relatively small supply partners;
●	insufficient revenues to offset increased expenses associated with acquisitions;
●	the potential loss of key employees of the acquired companies; and
●	the potential for recording goodwill and intangible assets that later can be subject to impairment.

Acquisitions may also cause us to:

●	issue common stock that would dilute our current shareholders’ percentage ownership;
●	borrow and subject us to increasing interest rates;
●	assume or otherwise be subject to liabilities of an acquired company;
●	record goodwill and non-amortizable intangible assets that will be subject to impairment testing on a regular basis and potential periodic impairment charges;
●	incur amortization expenses related to certain intangible assets;
●	incur large acquisition and integration costs, immediate write-offs, and restructuring and other related expenses; and
●	become subject to litigation.

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

A number of U.S. states have enacted data privacy and security laws and regulations that govern the collection, use, disclosure, transfer, storage, disposal, and protection of sensitive personal information, such as social security numbers, financial information and other personal information. For example, several U.S. territories and all 50 states now have data breach laws that require timely notification to individual victims, and at times regulators, if a company has experienced the unauthorized access or acquisition of sensitive personal data. Other state laws include the California Consumer Privacy Act (“CCPA”), which gives California residents certain privacy rights in the collection and disclosure of their personal information and requires businesses to make certain disclosures and take certain other acts in furtherance of those rights. Additionally, effective starting January 1, 2023, the California Privacy Rights Act (the “CPRA”) will revise and significantly expand the scope of the CCPA. The CPRA also creates a new California data protection agency authorized to implement and enforce the CCPA and the CPRA, which could result in increased privacy and information security enforcement. Other states have considered and/or enacted similar privacy laws. We will continue to monitor and assess the impact of these state laws, which may impose substantial penalties for violations, impose significant costs for investigations and compliance, allow private class-action litigation and carry significant potential liability for our business.

Outside of the U.S., data protection laws, including the U.K. and E.U. General Data Protection Regulation (the “GDPR”), also apply to some of our operations. Legal requirements in these countries relating to the collection, storage, processing and transfer of personal data continue to evolve. The GDPR imposes, among other things, data protection requirements that include strict obligations and restrictions on the ability to collect, analyze and transfer EU personal data, a requirement for prompt notice of data breaches to data subjects and supervisory authorities in certain circumstances, and possible substantial fines for any violations (including possible fines for certain violations of up to the greater of 20 million Euros or 4% of total worldwide annual revenue under the E.U. GDPR and up to the greater of 17.5 million Pounds or 4% of annual global turnover under the U.K. GDPR). Other governmental authorities around the world are considering and, in some cases, have enacted, similar privacy and data security laws.

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

We review our assets, including intangible assets, for indications of impairment annually and when events or changes in circumstances indicate the carrying value may not be recoverable.  We could be required to record a significant charge to earnings in our financial statements for the period in which any impairment of these assets is determined, which would adversely affect our results of operations for that period.  In the fourth quarter of fiscal 2020, we recorded a one-time $4.9 million non-cash goodwill impairment charge arising from prior acquisitions, and we may be required to record impairment charges on other assets in the future.

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

Item 1B.UNRESOLVED STAFF COMMENTS

None.

Item 2.PROPERTIES

The following table sets forth the principal use, location, and size of each of our facilities:

Principal Uses	Locations	Square Footage
Corporate headquarters, design and engineering, product testing, sales and marketing, application engineering, customer service, manufacturing and assembly	Indianapolis, Indiana, U.S.	165,000

Manufacturing, assembly, sales, application engineering and customer service	Taichung, Taiwan	408,900
	Waconia, Minnesota, U.S.	61,000
	Castell’Alfero, Italy	32,300

Manufacturing	Ningbo, China	31,000

Sales, application engineering, customer service, and warehousing	High Wycombe, England	26,300
	Paris, France	12,800
	Munich and Verl, Germany	22,400
	Milan, Italy	12,900
	Venlo, the Netherlands	9,700
	Toh Guan, Singapore	3,900
	Shanghai, Dongguan, Qingdao and Kunshan, China	24,200
	Chennai and Pune, India	15,000
	Liegnitz, Poland	1,000
	Grand Rapids, Michigan, U.S.	3,700
	Los Angeles, California, U.S.	11,400

We own the Indianapolis facility and lease all other facilities. The leases have terms expiring at various dates ranging from January 2022 to November 2029. We believe that all of our facilities are well maintained and are adequate for our needs now and in the foreseeable future. We do not believe that we would experience significant difficulty in replacing any of the currently leased facilities if any of our leases were not renewed at expiration.

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

The following information sets forth as of October 31, 2021, the name of each executive officer and his or her age, tenure as an officer, principal occupation and business experience:

Name	Age	Position(s) with the Company
Michael Doar	66	Executive Chairman of the Board
Gregory S. Volovic	57	Director, President and Chief Executive Officer
Sonja K. McClelland	50	Executive Vice President, Treasurer and Chief Financial Officer
HaiQuynh Jamison	43	Corporate Controller and Principal Accounting Officer
Jonathon D. Wright	39	General Counsel and Corporate Secretary

Michael Doar has been employed by us since November 2001 and has been a member of our Board of Directors since 2000. Mr. Doar was appointed as Executive Chairman of the Board in March 2021 and previously served as our Chairman of the Board and Chief Executive Officer from November 2001 to March 2021. Mr. Doar held various management positions with Ingersoll Milling Machine Company from 1989 until 2001.

Gregory S. Volovic has been employed by us since March 2005 and has been a member of our Board of Directors since 2019.  Mr. Volovic was appointed as our President in March 2013, and he served as our Chief Operating Officer from March 2019 until he was appointed as our Chief Executive Officer in March 2021.  Prior to becoming President in 2013, Mr. Volovic held various positions within our company including Vice President Software & Controls, Executive Vice President Engineering & Technology, and Executive Vice President Engineering & Manufacturing Operations. Prior to joining us, Mr. Volovic held various positions with Thomson, Inc. including Director of E-Business, Engineering and Information Technology.  Prior to Thomson, Mr. Volovic was employed by Unisys Corporation.

Sonja K. McClelland has been employed by us since September 1996 and was appointed as Vice President, Treasurer and Chief Financial Officer in 2014, then as Executive Vice President in March 2017.  She also served as our Corporate Secretary from 2014 until March 2021.  Ms. McClelland has been an executive officer of our company since 2004 when she was appointed as Principal Accounting Officer, Corporate Controller and Assistant Secretary.  Ms. McClelland has held various finance and accounting roles with us between 1996 and 2004.   Prior to joining us, Ms. McClelland was employed by Arthur Andersen LLP.

HaiQuynh Jamison has been employed by us since March 2006 and was appointed as Corporate Controller and Principal Accounting Officer in March 2021. Prior to her appointment as Corporate Controller, Ms. Jamison served as the Director of Financial Reporting and Policy from 2014 to 2021 and as Corporate Accounting Manager then Division Controller from 2006 to 2014.  Prior to joining us, Ms. Jamison was employed by various international public accounting firms, including Ernst & Young Global Limited and PricewaterhouseCoopers International Limited.

Jonathon D. Wright has been employed by us since September 2016, was appointed as Corporate Secretary in March 2021, and has served as our General Counsel since 2016.  Prior to joining us, Mr. Wright served as an attorney for Dentons Bingham Greenebaum LLP, specializing in corporate law, mergers and acquisitions, capital formation, and complex commercial transactions.

PART II

Item 5.MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on the Nasdaq Global Select Market under the symbol “HURC”.

Holders

There were 104 holders of record of our common stock as of December 31, 2021.

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

The disclosure under the caption “Equity Compensation Plan Information at 2021 Fiscal Year End” in our 2022 proxy statement is incorporated by reference in Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

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

	Year Ended October 31,
	2021	2020	2019	2018	2017

	(In thousands, except per share amounts)
Statement of Operations Data:
Sales and service fees	$235,195	$170,627	$263,377	$300,671	$243,667
Gross profit	56,249	36,457	77,208	91,806	70,564
Selling, general and administrative expenses	46,001	41,416	54,668	58,010	49,661
Goodwill impairment	—	4,903	—	—	—
Operating income (loss)	10,248	(9,862)	22,540	33,796	20,903
Other income (expense)	(127)	941	784	(1,300)	(187)
Net income (loss)	6,764	(6,247)	17,495	21,490	15,115
Earnings (loss) per common share - diluted	$1.01	$(0.93)	$2.55	$3.15	$2.25
Weighted average common shares outstanding-diluted	6,608	6,670	6,815	6,771	6,680
Dividends declared per common share	$0.55	$0.51	$0.47	$0.43	$0.39

	As of October 31,
	2021	2020	2019	2018	2017

	(Dollars in thousands)
Balance Sheet Data:
Current assets	$289,870	$251,411	$261,861	$281,435	$246,415
Current liabilities	81,170	50,437	54,632	86,803	70,889
Working capital	$208,700	$200,974	$207,229	$194,632	$175,526
Current ratio	3.6	5.0	4.8	3.2	3.5
Total assets	$332,935	$295,655	$301,065	$315,407	$277,808
Non-current liabilities	13,346	14,070	6,188	5,751	3,834
Total debt	—	—	—	1,434	1,507
Shareholders’ equity	238,419	231,148	240,245	222,853	203,085

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

The market for machine tools is international in scope. We have both significant foreign sales and significant foreign manufacturing operations.  During fiscal 2021, approximately 50% of our revenues were attributable to customers in Europe, where we typically sell more of our higher-performance, higher-priced VMX series machines.  Additionally, approximately 13% of our revenues were attributable to customers in the Asia Pacific region, where we encounter greater pricing pressures.

We have three brands of CNC machine tools in our product portfolio.  Hurco is the technology innovation brand for customers who want to increase productivity and profitability by selecting a brand with the latest software and motion technology.  Milltronics is the value-based brand for shops that want easy-to-use machines at competitive prices.  The Takumi brand is for customers that need very high speed, high efficiency performance, such as that required in the production, die and mold, aerospace, and medical industries.  Takumi machines are equipped with industry standard controls instead of the proprietary controls found on Hurco and Milltronics machines.  These three brands of CNC machine tools are responsible for the vast majority of our revenue.  However, we have added other non-Hurco branded products to our product portfolio that have contributed product diversity and market penetration opportunity.  These non-Hurco branded products are sold by our wholly-owned distributors and are comprised primarily of other general-purpose vertical milling centers and lathes, laser cutting machines, waterjet cutting machines, CNC grinders, compact horizontal machines, metal cutting saws and CNC swill lathes. ProCobots is our wholly-owned subsidiary that provides automation solutions. In addition, through our wholly-owned subsidiary LCM, we produce high value machine tool components and accessories.

We principally sell our products through more than 180 independent agents and distributors throughout the Americas, Europe, and Asia. Although some distributors carry competitive products, we are the primary line for the majority of our distributors globally. We also have our own direct sales and service organizations in China, France, Germany, India, Italy, the Netherlands, Poland, Singapore, Taiwan, the United Kingdom, and certain parts of the United States, which are among the world's principal machine tool consuming markets. The vast majority of our machine tools are manufactured to our specifications primarily by our wholly-owned subsidiary in Taiwan, HML. Machine castings to support HML’s production are manufactured at our wholly-owned subsidiary in Ningbo, China, NHML. Components to support our SRT line of five-axis machining centers, such as the direct drive spindle, swivel head, and rotary table, are manufactured by our wholly-owned subsidiary in Italy, LCM.

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

We operate in the industrial equipment industry and have a global footprint that subjects us to various business risks in many different countries. The COVID-19 pandemic has not had as a significant impact on our business and industry during fiscal 2021 as it did in fiscal 2020. Beginning in early 2020, governmental authorities in many of the major global machine tool markets implemented mandatory stay-at-home or shelter orders requiring most businesses to close or to significantly limit operations, resulting in a sudden decrease in demand for many goods and services. Although the mandatory stay-at-home or shelter orders in many jurisdictions permitted our local operations to continue as an essential business or a supplier to critical infrastructure industries or otherwise with remote work capabilities, many of our customers experienced, and continue to experience, significant disruptions in their business operations and normal purchasing cycles. We cannot predict the duration or scope of impact of the COVID-19 pandemic and the negative financial impact to our results cannot be reasonably estimated, but we believe the impact has been material thus far with regard to revenues, income from operations, and cash flow from operations and could continue to be material in the near future. To date, we have experienced some delays in our supply chain and have not completely ceased operations at any of our global facilities, but have implemented remote working capabilities, as appropriate or otherwise required under local law. We have also implemented adjustments in headcount and discretionary spending, delayed capital expenditures, and monitored production activities closely in an effort to weather the adverse business climate. We have also received stimulus in various countries to support operations and implemented tax deferrals and provisions that were available to us. More recently, we have begun to see inflationary pressures and input cost increases imposed in our supply chains on components for our products. We have also seen capacity for transportation and freight services limited significantly by container or vessel availability and delays at departing and receiving ports, all of which have contributed to significantly increased costs and prices associated with the global shipment of our products.

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

	Percentage of Revenues			Year-to-Year % Change
	2021	2020	2019	Increase/Decrease
				’21 vs. ’20	’20 vs. ’19
Sales and service fees	100%	100%	100%	38%	(35)%
Gross profit	24%	21%	29%	54%	(53)%
Selling, general and administrative expenses	20%	24%	21%	11%	(24)%
Goodwill impairment	—	3%	—	(100)%	100%
Operating income (loss)	4%	(6)%	9%	204%	(144)%
Net income (loss)	3%	(4)%	7%	208%	(136)%

Fiscal 2021 Compared to Fiscal 2020

Sales and Service Fees. Sales and service fees for fiscal 2021 were $235.2 million, an increase of $64.6 million, or 38%, compared to fiscal 2020, and included a favorable currency impact of $7.7 million, or 5%, when translating foreign sales to U.S. Dollars for financial reporting purposes. During fiscal 2021, sales increased year-over-year for all product brands and in all regions as countries began to lift the government-mandated COVID-19 stay-at-home orders or other similar operating restrictions put in place in fiscal 2020.

Net Sales and Service Fees by Geographic Region

The following table sets forth net sales and service fees by geographic region for the fiscal years ended October 31, 2021 and 2020 (dollars in thousands):

	Fiscal Year Ended October 31,				Increase/Decrease
	2021		2020		Amount	%
Americas	$86,301	37%	$67,498	39%	$18,803	28%
Europe	117,522	50%	77,936	46%	39,586	51%
Asia Pacific	31,372	13%	25,193	15%	6,179	25%
Total	$235,195	100%	$170,627	100%	$64,568	38%

Sales in the Americas for fiscal 2021 increased by 28%, compared to fiscal 2020. The increase in sales in the Americas for fiscal 2021 was primarily due to an increased volume of shipments of Hurco, Takumi and Milltronics machines, and an increase in sales of ProCobots automation solutions. The improved sales volume of machines primarily reflected increased shipments of Hurco lathes, VM and VMX machines, as well as Milltronics lathes and toolroom machines.

European sales for fiscal 2021 increased by 51%, compared to fiscal 2020, and included a favorable currency impact of 8%, when translating foreign sales to U.S. Dollars for financial reporting purposes. The year-over-year increase in European sales was primarily attributable to an increased volume of shipments of Hurco and Takumi machines in Germany, the United Kingdom, France and Italy, as well as increased shipments of machine tool components and accessories manufactured by our wholly owned subsidiary, LCM. The improved sales volume of machines was primarily attributable to increased shipments of Hurco Lathes, VM and VMX machines.

Asian Pacific sales for fiscal 2021 increased by 25%, compared to fiscal 2020, and included a favorable currency impact of 6%, when translating foreign sales to U.S. Dollars for financial reporting purposes. The year-over-year increase in Asian Pacific sales for fiscal 2021 was primarily due to increased volume of shipments of Hurco machines in Southeast Asia and China and Takumi machines in Taiwan.

Net Sales and Service Fees by Product Category

The following table sets forth net sales and service fees by product group and services for the fiscal years ended October 31, 2021 and 2020 (dollars in thousands):

	Fiscal Year Ended October 31,				Increase/Decrease
	2021		2020		Amount	%
Computerized Machine Tools	$198,602	85%	$139,577	82%	$59,025	42%
Computer Control Systems and Software †	2,528	1%	1,699	1%	829	49%
Service Parts	26,425	11%	22,484	13%	3,941	18%
Service Fees	7,640	3%	6,867	4%	773	11%
Total	$235,195	100%	$170,627	100%	$64,568	38%

† Amounts shown do not include computer control systems and software sold as an integrated component of computerized machine systems.

Sales of computerized machine tools and computer control systems and software for fiscal 2021 increased by 42% and 49%, respectively, compared to fiscal 2020, and each included a favorable currency impact of 5%, when translating foreign sales to U.S. Dollars for financial reporting purposes.  Sales of service parts and service fees increased by 18% and 11%, respectively, during fiscal 2021, compared to fiscal 2020, and each included a favorable currency impact of 5%.   During fiscal 2021, sales increased year-over-year for all product categories as countries began to lift the government-mandated COVID-19 stay-at-home orders or other similar operating restrictions put in place in fiscal 2020.

Orders and Backlog. Orders for fiscal 2021 were $265.4 million, an increase of $98.5 million, or 59%, compared to fiscal 2020, and included a favorable currency impact of $8.4 million, or 5%, when translating foreign orders to U.S. Dollars. Similar to sales, orders increased year-over-year for all product brands and in all regions.

The following table sets forth new orders booked by geographic region for the fiscal years ended October 31, 2021 and 2020 (dollars in thousands):

	Fiscal Year Ended October 31,				Increase/Decrease
	2021		2020		Amount	%
Americas	$95,767	36%	$67,577	41%	$28,190	42%
Europe	133,802	50%	77,079	46%	56,723	74%
Asia Pacific	35,852	14%	22,282	13%	13,570	61%
Total	$265,421	100%	$166,938	100%	$98,483	59%

Orders in the Americas for fiscal 2021 increased by 42%, compared to fiscal 2020. The increased order level reflected a higher demand for all categories of Hurco, Takumi, and Milltronics machines as well as increased demand for ProCobots automation solutions.

European orders for fiscal 2021 increased by 74%, compared to fiscal 2020, and included a favorable currency impact of 9%, when translating foreign orders to U.S. Dollars. The year-over-year increase in orders was driven primarily by increased customer demand for Hurco and Takumi machines in Germany, the United Kingdom, France, and Italy, as well as increased demand for LCM machine tool components and accessories.

Asian Pacific orders for fiscal 2021 increased by 61%, compared to fiscal 2020, and included a favorable currency impact of 8%, when translating foreign orders to U.S. Dollars. The year-over-year increase in Asian Pacific orders for fiscal 2021 was primarily due to increased customer demand for Hurco vertical milling machines in Southeast Asia, China and India, as well as increased customer demand for Takumi machines in Taiwan.

Backlog at October 31, 2021 increased to $60.0 million from $29.9 million at October 31, 2020, primarily due to increased customer demand during fiscal 2021 for all product brands and in all regions. We do not believe backlog is a useful measure of past performance or indicative of future performance. Backlog orders as of October 31, 2021 are expected to be fulfilled in fiscal 2022.

Gross Profit. Gross profit for fiscal 2021 was $56.2 million, or 24% of sales, compared to $36.5 million, or 21% of sales, for fiscal 2020. The year-over-year increase in gross profit as a percentage of sales for fiscal 2021 reflected improved leverage of fixed overhead costs through higher levels of machine sales, improved pricing due to changes in demand and more normalized inventory levels, and the favorable impact of foreign currency translation compared fiscal 2020. Additionally, approximately $1.2 million of the gross profit improvement for fiscal 2021 was a result of recording the employee retention credit extended to Hurco under the Economic Aid to Hard-Hit Small Businesses, Nonprofits, and Venues Act and the American Rescue Plan Act of 2021 (the “employee retention credit”). The improvement in gross profit as a percentage of sales in fiscal 2021 was partially offset by inflationary increases in cost of materials and higher costs associated with transporting finished goods on a global basis.

Operating Expenses. Selling, general, and administrative expenses for fiscal 2021 were $46.0 million, or 20% of sales, compared to $41.4 million, or 24% of sales, for fiscal 2020, and included an unfavorable currency impact of $1.2 million, when translating foreign expenses to U.S. Dollars for financial reporting purposes. Selling, general and administrative expenses for fiscal 2021 trended downward as a percentage of sales from fiscal 2020 as a result of the cost management plans implemented during fiscal 2020 and continued during fiscal 2021. Additionally, approximately $1.7 million of the selling, general, and administrative expense reduction for fiscal 2021 was a result of recording the employee retention credit.

Operating Income (Loss). Operating income for fiscal 2021 was $10.2 million, or 4% of sales, compared to an operating loss of $9.9 million, or (6%) of sales, for fiscal 2020. The year-over-year increase in operating income for fiscal 2021 was primarily due to an increase in the sales volume of Hurco, Takumi and Milltronics machines, LCM components and accessories and ProCobots automation solutions. Operating income for fiscal 2021 included a benefit of $2.9 million related to the employee retention credit recorded during fiscal 2021. The operating loss for fiscal 2020 included a one-time $4.9 million non-cash goodwill impairment charge attributable primarily to the then prolonged ongoing uncertainty in the global markets due to the COVID-19 pandemic.

Other Expense, Net. Other expense, net for fiscal 2021 decreased by $0.8 million from fiscal 2020, due mainly to a reduction in foreign currency exchange losses in fiscal 2021, compared to fiscal 2020.

Provision for Income Taxes. We recorded an income tax expense of $3.4 million for fiscal 2021, compared to income tax benefit of $4.6 million for fiscal 2020.  Our effective tax rate for fiscal 2021 was 33%, compared to 42% for fiscal 2020. The year-over-year change in the effective tax rate was primarily due to changes in geographic mix of income and loss that included jurisdictions with differing tax rates, various discrete income tax expense items, and more specifically related to fiscal 2020, changes in income tax laws to address the unfavorable impact of the COVID-19 pandemic.

Net Income (Loss). Net income for fiscal 2021 was $6.8 million, or $1.01 per diluted share, an increase of $13.0 million from the fiscal 2020 net loss of $6.2 million, or $(0.93)  per diluted share. The year-over-year increase from net loss to net income was primarily due to increased sales volume for all product brands and in all regions as countries began to lift the government-mandated COVID-19 stay-at-home orders or other similar operating restrictions put in place in fiscal 2020.  The net loss for fiscal 2020 included a one-time $4.9 million non-cash goodwill impairment charge attributable primarily to the then prolonged ongoing uncertainty in the global markets due to the COVID-19 pandemic.

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

Liquidity and Capital Resources

At October 31, 2021, we had cash and cash equivalents of $84.1 million, compared to $57.9 million at October 31, 2020. The increase in cash and cash equivalents was primarily a result of increases in accounts payable, accrued payroll and employee benefits and customer deposits, partially offset by an increase in accounts receivable. Approximately 34% of our $84.1 million of cash and cash equivalents is held in the U.S. The balance is attributable to our foreign operations and is held in the local currencies of our various foreign entities, subject to fluctuations in currency exchange rates. We do not believe that the indefinite reinvestment of these funds offshore impairs our ability to meet our domestic working capital needs.

Working capital (including cash and cash equivalents) was $208.7 million at October 31, 2021, compared to $201.0  million at October 31, 2020. The increase in working capital was primarily driven by increases in cash and accounts receivable, partially offset by increases in accounts payable, accrued expenses and customer deposits. Inventories, net were $148.2 million at October 31, 2021, compared to $149.9 million at October 31, 2020. Inventory turns at October 31, 2021 were 1.2, compared to 0.9 turns at October 31, 2020.

Capital expenditures were $2.4 million in fiscal 2021, compared to $1.7 million in fiscal 2020. Capital expenditures for fiscal 2021 were primarily for software development costs, purchases of factory equipment for production facilities, and purchases of general software and equipment for sales and service divisions. We funded these expenditures with cash flows from operations.

On March 12, 2021, we announced that our Board of Directors approved a share repurchase program in an aggregate amount of up to $7.0 million. Repurchases under the program may be made in the open market or through privately-negotiated transactions from time to time through March 10, 2023, subject to applicable laws, regulations and contractual provisions. The program may be amended, suspended or discontinued at any time and does not commit us to repurchase any shares of our common stock. We did not repurchase any shares of our common stock under this program during fiscal 2021.

In addition, during fiscal 2021, we paid cash dividends to our shareholders of $3.7 million. Future dividends are subject to approval of our Board of Directors and will depend upon many factors, including our results of operations, financial condition, capital requirements, regulatory and contractual restrictions, our business strategy and other factors deemed relevant by our Board of Directors from time to time.

On December 31, 2018, we and our subsidiary Hurco B.V. entered into a credit agreement with Bank of America, N.A., as the lender, which was subsequently amended on each of March 13, 2020, December 23, 2020 and December 17, 2021 (as amended, the “2018 Credit Agreement”). The 2018 Credit Agreement provides for an unsecured revolving credit and letter of credit facility in a maximum aggregate amount of $40.0 million. The 2018 Credit Agreement provides that the maximum amount of outstanding letters of credit at any one time may not exceed $10.0 million, the maximum amount of outstanding loans made to our subsidiary Hurco B.V. at any one time may not exceed $20.0 million, and the maximum amount of all outstanding loans denominated in alternative currencies at any one time may not exceed $20.0 million. Under the 2018 Credit Agreement, we and Hurco B.V. are borrowers, and certain of our other subsidiaries are guarantors. The scheduled maturity date of the 2018 Credit Agreement is December 31, 2023.

Borrowings under the 2018 Credit Agreement bear interest at floating rates based on, at our option, either (i) a rate based upon the secured overnight financing rate (“SOFR”), the Sterling Overnight Index Average Reference Rate, the Euro Interbank Offering Rate, or another alternative currency-based rate approved by the lender, depending on the term of the loan and the currency in which such loan is denominated, plus 1.00% per annum, or (ii) a base rate (which is the highest of (a) the federal funds rate plus 0.50%, (b) the prime rate or (c) the one month SOFR-based rate plus 1.00%), plus 0.00% per annum. Outstanding letters of credit will carry an annual rate of 1.00%.

The 2018 Credit Agreement contains customary affirmative and negative covenants and events of default, including covenants (1) restricting us from making certain investments, loans, advances and acquisitions (but permitting us to make investments in subsidiaries of up to $10.0 million); (2) restricting us from making certain payments, including (a) cash dividends, except that we may pay cash dividends as long as immediately before and after giving effect to such payment, the sum of the unused amount of the commitments under the 2018 Credit Agreement plus our cash on hand is not less than $10.0 million, and as long as we are not in default before and after giving effect to such dividend payments and (b) payments made to repurchase shares of our common stock, except that we may repurchase shares of our common stock as long as we are not in default before and after giving effect to such repurchases and the aggregate amount of payments made by us for all such repurchases during any fiscal year does not exceed $10.0 million; (3) requiring that we maintain a minimum working capital of $125.0 million; and (4) requiring that we maintain a minimum tangible net worth of $176.5 million.  We may use the proceeds from advances under the 2018 Credit Agreement for general corporate purposes.

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

As of October 31, 2021, our existing credit facilities consisted of the €1.5 million revolving credit facility in Germany, the 150 million New Taiwan Dollars Taiwan credit facility, the 32.5 million Chinese Yuan China credit facility and the $40.0 million revolving credit facility under the 2018 Credit Agreement.  We had no debt or borrowings under any of our credit facilities at October 31, 2021.

At October 31, 2021, we had an aggregate of approximately $52.2 million available for borrowing under our credit facilities and were in compliance with all covenants relating thereto.

We have an international cash pooling strategy that generally provides access to available cash deposits and credit facilities when needed in the U.S., Europe or Asia Pacific. We believe our access to cash pooling and our borrowing capacity under our credit facilities provide adequate liquidity to fund our global operations over the next twelve months and beyond and allow us to remain committed to our strategic plan of product innovation, acquisitions, targeted penetration of developing markets, payment of dividends and our stock repurchase program.

We continue to receive and review information on businesses and assets for potential acquisition, including intellectual property assets that are available for purchase.

Contractual Obligations and Commitments

The following is a table of contractual obligations and commitments as of October 31, 2021 (in thousands):

	Payments Due by Period
		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Operating leases	$11,351	$4,375	$4,424	$1,495	$1,057
Accrued and deferred taxes and credits	6,562	222	677	917	4,746
Total	$17,913	$4,597	$5,101	$2,412	$5,803

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

We expect capital spending in fiscal 2022 to be approximately $5.8 million, which includes investments for real estate development, software development, factory equipment and production facilities, as well as general software and equipment for selling facilities. We expect to fund these commitments with cash on hand and cash generated from operations.

Off Balance Sheet Arrangements

From time to time, our subsidiaries guarantee third party payment obligations in connection with the sale of machines to customers that use financing. We follow Financial Accounting Standards Board (“FASB”) guidance for accounting for guarantees (codified in Accounting Standards Codification (“ASC”) 460). As of October 31, 2021, we had eight outstanding third party payment guarantees totaling approximately $0.9 million. The terms of these guarantees are consistent with the underlying customer financing terms. Upon shipment of a machine, the customer assumes the risk of ownership. The customer does not obtain title, however, until the customer has paid for the machine. A retention of title clause allows us to recover the machine if the customer defaults on the financing. We accrue liabilities under these guarantees at fair value, which amounts are insignificant.

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

Depending upon geographic location, after shipment, a machine may be installed at the customer’s facility by a distributor, independent contractor, or by one of our service technicians. In most instances, where a machine is sold through a distributor, we have no installation involvement. If sales are direct or through sales agents, we will typically complete the machine installation, which consists of the reassembly of certain parts that were removed for shipping and the re-testing of the machine to ensure that it is performing within the standard specifications. We consider the machine installation process for our three-axis machines to be inconsequential and immaterial within the context of the contract. For our five-axis machines that we install, we estimate the fair value of the installation performance obligation and recognize that installation revenue on a prorata basis over the period of the installation process.

From time to time, and depending upon geographic location, we may provide training or freight services. We consider these services to be immaterial within the context of the contract, as the value of these services typically does not rise to a material level as a component of the total contract value. Service fees from maintenance contracts are deferred and recognized in earnings on a prorata basis over the term of the contract and are generally sold on a stand-alone basis. Customer discounts and estimated product returns are considered variable consideration and are recorded as a reduction of revenue in the same period that the related sales are recorded. We have reviewed the overall sales transactions for variable consideration and have determined that these amounts are not significant.

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

Item 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Interest on borrowings under our bank credit agreements are tied to prevailing domestic and foreign interest rates. At October 31, 2021, we had no borrowings outstanding under any of our credit facilities.

Foreign Currency Exchange Risk

In fiscal 2021, we derived approximately 63% of our revenues from customers located outside of the Americas, where we invoiced and received payments in several foreign currencies. All of our computerized machine tools and computer control systems, as well as certain proprietary service parts, are sourced by our U.S.-based engineering and manufacturing division and re-invoiced to our foreign sales and service subsidiaries, primarily in their functional currencies.

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

Forward contracts for the sale or purchase of foreign currencies as of October 31, 2021, which are designated as cash flow hedges under FASB guidance related to accounting for derivative instruments and hedging activities, were as follows (in thousands, except weighted average forward rates):

				Contract Amount at
	Notional	Weighted		Forward Rates in
	Amount	Avg.		U.S. Dollars
Forward	in Foreign	Forward		Contract	October 31,
Contracts	Currency	Rate		Date	2021	Maturity Dates
Sale Contracts:
Euro	14,850	1.1872		17,629	17,206	Nov 2021 - Oct 2022
Sterling	6,250	1.3764		8,603	8,537	Nov 2021 - Oct 2022

Purchase Contracts:
New Taiwan Dollar	720,000	27.1551	*	26,514	26,163	Nov 2021 - Oct 2022

*New Taiwan Dollars per U.S. Dollar

Forward contracts for the sale or purchase of foreign currencies as of October 31, 2021, which were entered into to protect against the effects of foreign currency fluctuations on inter-company receivables, payables and loans and are not designated as hedges under this guidance denominated in foreign currencies, were as follows (in thousands, except weighted average forward rates):

				Contract Amount at
	Notional	Weighted		Forward Rates in
	Amount	Avg.		U.S. Dollars
Forward	in Foreign	Forward		Contract	October 31,
Contracts	Currency	Rate		Date	2021	Maturity Dates
Sale Contracts:
Euro	10,533	1.1762		12,389	12,199	Nov 2021 - Jul 2022
Sterling	1,724	1.3676		2,357	2,358	Jan 2022 - Feb 2022

Purchase Contracts:
New Taiwan Dollar	654,332	27.8115	*	23,527	23,533	Nov 2021 - Feb 2022

* New Taiwan Dollars per U.S. Dollar

We are also exposed to foreign currency exchange risk related to our investment in net assets in foreign countries. To manage this risk, we entered into a forward contract with a notional amount of €3.0 million in November 2020. We designated this forward contract as a hedge of our net investment in Euro denominated assets. We selected the forward method under the FASB guidance related to the accounting for derivative instruments and hedging activities. The forward method requires all changes in the fair value of the contract to be reported as a cumulative translation adjustment, net of tax, in Accumulated other comprehensive loss in the same manner as the underlying hedged net assets. This forward contract matured in November 2021 and we entered into a new forward contract for the same notional amount that is set to mature in November 2022. As of October 31, 2021, we had $813,000 of realized gain and $98,000 of unrealized gain, net of tax, recorded as cumulative translation adjustments in Accumulated other comprehensive loss, related to these forward contracts.

Forward contracts designated as net investment hedges under this guidance as of October 31, 2021 were as follows (in thousands, except weighted average forward rates):

	Notional	Weighted	Contract Amount at Forward Rates in
	Amount	Avg.	U.S. Dollars
Forward	in Foreign	Forward	Contract	October 31,	Maturity
Contracts	Currency	Rate	Date	2021	Date
Sale Contracts:
Euro	3,000	1.1892	3,568	3,463	Nov 2021

Management’s Annual Report on Internal Control over Financial Reporting

To the Shareholders and

Board of Directors

of Hurco Companies, Inc.

Management of Hurco Companies, Inc. (the “Company”) has assessed the effectiveness of the Company’s internal control over financial reporting as of October 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (COSO). Management is responsible for the Company’s financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting.

Because of its inherent limitations, the Company’s internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In management’s opinion, the Company’s internal control over financial reporting as of October 31, 2021, was effective based on the criteria specified above.

Our independent registered public accounting firm, RSM US LLP (“RSM”), which also audited our consolidated financial statements, audited the effectiveness of our internal control over financial reporting as of October 31, 2021. RSM has issued their attestation report, which is included in Part II, Item 8 of this Annual Report on Form 10-K.

/s/ Gregory S. Volovic
Gregory S. Volovic
President and Chief Executive Officer

/s/ Sonja K. McClelland
Sonja K. McClelland
Executive Vice President, Treasurer, and Chief Financial Officer

Indianapolis, Indiana

January 7, 2022

Item 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders

and the Board of Directors

of Hurco Companies, Inc.

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Hurco Companies, Inc. and its subsidiaries (the Company) as of October 31, 2021 and 2020, and the related consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity and cash flows for each of the three years in the period ended October 31, 2021, and the related notes and schedule listed in Item 15(a) (collectively, the financial statements). We also have audited the Company’s internal control over financial reporting as of October 31, 2021, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of October 31, 2021 and 2020, and the results of their operations and their cash flows for each of the years in the three-year period ended October 31, 2021, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 31, 2021, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

Basis for Opinions

The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's financial statements and an opinion on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Accounting for Income Taxes – Deferred Tax Assets and Liabilities

As described in Notes 1 and 7 to the consolidated financial statements, the Company accounts for income taxes under the asset and liability method. The Company operates in both the U.S. and international tax jurisdictions and has recorded deferred tax assets relating to deductible temporary differences, net operating losses and credit carryforwards of $10.4 million as of October 31, 2021, with an offsetting valuation allowance of $1.9 million. The deferred tax assets are further reduced by $5.4 million deferred tax liabilities in tax jurisdictions to record net deferred tax assets of $3.2 million and net deferred tax liabilities of $68 thousand. The Company reduces its deferred tax assets by a valuation allowance, if based upon all the available evidence, it is more likely than not that some portion, or all of the deferred tax asset will not be realized. Management evaluated the ability to realize the carrying value of deferred tax assets and liabilities, which involved applying complex tax regulations in federal, state, local and international tax jurisdictions. Management applied significant judgement in assessing the value of and realizability of its deferred tax assets and liabilities. In determining the amount of deferred tax assets that are more-likely-than-not to be realized, management considers by jurisdiction all available positive and negative evidence, including future reversals of existing temporary differences, projected future taxable income, ability to utilize future carrybacks, tax planning strategies and recent financial operations.

We identified management’s evaluation of deferred tax assets and liabilities as well as the evaluation of the realizability of deferred tax assets, as a critical audit matter. The evaluation of gross deferred tax assets and liabilities involves complex tax regulations involving multiple tax jurisdictions. Assessing the realizability of deferred tax assets involves complexities of identifying and adhering to tax regulations in multiple jurisdictions, as well as the subjectivity of evaluating the realizability of the deferred tax assets. Auditing these elements required a high degree of auditor judgment and an increased extent of effort, including the need to involve our tax specialists, when performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to the valuation allowance.

Our audit procedures related to the Company’s deferred tax assets and liabilities included the following, among others:

●	We obtained an understanding of the relevant controls related to the Company’s computation and evaluation of the gross deferred tax assets and liabilities as well as valuation allowance and tested such controls for design and operating effectiveness.

●	We utilized tax specialists in both domestic and international tax to assist in:

o	Evaluating the appropriateness and accuracy of the deferred tax assets and liabilities by considering applicable tax law and underlying financial records;
o	Testing the projected future reversal of temporary differences by jurisdiction, including the underlying management assumptions;
o	Analyzing management’s application of domestic and foreign tax laws to the Company’s tax provisions; and evaluating i.) the viability of contemplated tax planning strategies, and ii) the Company’s assessment of its ability to carryback net operating losses and/or credits.

●	We tested the completeness and accuracy of the data and inputs used to calculate the effective tax rate, current tax provision and deferred tax assets and liabilities.

/s/ RSM US LLP

We have served as the Company's auditor since 2017.

Indianapolis, Indiana

January 7, 2022

HURCO COMPANIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended October 31,
	2021	2020	2019

	(In thousands, except per share amounts)
Sales and service fees	$235,195	$170,627	$263,377

Cost of sales and service	178,946	134,170	186,169

Gross profit	56,249	36,457	77,208

Selling, general and administrative expenses	46,001	41,416	54,668

Goodwill impairment	—	4,903	—

Operating income (loss)	10,248	(9,862)	22,540

Interest expense	24	94	62

Interest income	34	130	462

Investment income	173	133	356

Income from equity investments	203	69	583

Other expense, net	513	1,179	555

Income (loss) before income taxes	10,121	(10,803)	23,324

Provision (benefit) for income taxes	3,357	(4,556)	5,829

Net income (loss)	$6,764	$(6,247)	$17,495

Income (loss) per common share

Basic	$ 1.01	($ 0.93)	$ 2.57
Diluted	$ 1.01	($ 0.93)	$ 2.55

Weighted average common shares outstanding

Basic	6,595	6,670	6,759
Diluted	6,608	6,670	6,815

Dividends paid per share	$0.55	$0.51	$0.47

The accompanying notes are an integral part of the consolidated financial statements.

HURCO COMPANIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended October 31,
	2021	2020	2019

	(In thousands)
Net income (loss)	$6,764	$(6,247)	$17,495

Other comprehensive income (loss):

Translation gain (loss) of foreign currency financial statements	2,405	5,969	550

(Gain) / loss on derivative instruments reclassified into operations, net of tax of $(204), $(126) and $(70), respectively	(679)	(421)	(235)

Gain / (loss) on derivative instruments, net of tax of $(143), $118 and $183, respectively	(477)	395	615

Total other comprehensive income (loss)	1,249	5,943	930

Comprehensive income (loss)	$8,013	$(304)	$18,425

The accompanying notes are an integral part of the consolidated financial statements.

HURCO COMPANIES, INC.

CONSOLIDATED BALANCE SHEETS

	As of October 31,
	2021	2020

ASSETS	(In thousands, except share and per share data)
Current assets:
Cash and cash equivalents	$84,063	$57,859
Accounts receivable, less allowance for doubtful accounts of $1,645 in 2021 and $1,401 in 2020	42,620	27,686
Inventories, net	148,216	149,864
Derivative assets	905	968
Prepaid assets	13,091	13,803
Other	975	1,231
Total current assets	289,870	251,411
Property and equipment:
Land	868	868
Building	7,352	7,352
Machinery and equipment	29,533	29,195
Leasehold improvements	5,172	4,754
	42,925	42,169
Less accumulated depreciation and amortization	(32,318)	(30,248)
Total property and equipment, net	10,607	11,921
Non–current assets:
Software development costs, less accumulated amortization	7,553	7,840
Intangible assets, net	1,565	1,846
Operating lease - right of use assets, net	10,624	11,748
Deferred income taxes	3,154	2,479
Investments and other assets, net	9,562	8,410
Total non–current assets	32,458	32,323
Total assets	$332,935	$295,655
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$42,716	$26,354
Accounts payable-related parties	6,165	1,289
Customer deposits	8,593	5,356
Derivative liabilities	467	872
Operating lease liabilities	4,221	4,132
Accrued payroll and employee benefits	10,389	6,931
Accrued income taxes	1,192	285
Accrued expenses	5,911	4,018
Accrued warranty expenses	1,516	1,200
Total current liabilities	81,170	50,437
Non–current liabilities:
Deferred income taxes	68	131
Accrued tax liability	1,749	1,918
Operating lease liabilities	6,794	7,989
Deferred credits and other	4,735	4,032
Total non–current liabilities	13,346	14,070
Shareholders’ equity:
Preferred stock: no par value per share, 1,000,000 shares authorized; no shares issued	—	—
Common stock: no par value, $.10 stated value per share, 12,500,000 shares authorized; 6,691,052 and 6,636,906 shares issued and 6,617,717 and 6,565,163 shares outstanding, as of October 31, 2021 and October 31, 2020, respectively	662	657
Additional paid-in capital	63,924	60,997
Retained earnings	175,574	172,484
Accumulated other comprehensive loss	(1,741)	(2,990)
Total shareholders’ equity	238,419	231,148
Total liabilities and shareholders’ equity	$332,935	$295,655

The accompanying notes are an integral part of the consolidated financial statements.

HURCO COMPANIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended October 31,
	2021	2020	2019

	(In thousands)
Cash flows from operating activities:
Net income (loss)	$6,764	$(6,247)	$17,495
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities, net of acquisitions:
Provision for doubtful accounts	244	510	(136)
Deferred income taxes	(112)	(547)	260
Equity in income of affiliates	(203)	(69)	(583)
Foreign currency (gain) loss	31	257	730
Unrealized (gain) loss on derivatives	(316)	622	(388)
Depreciation and amortization	4,193	4,547	3,745
Stock–based compensation	2,779	2,058	2,670
Goodwill impairment charge	—	4,903	—
Change in assets and liabilities, net of acquisitions:
(Increase) decrease in accounts receivable	(15,188)	15,909	11,239
(Increase) decrease in inventories	2,165	3,461	(10,499)
(Increase) decrease in prepaid expenses	437	(4,364)	(1,474)
Increase (decrease) in accounts payable	20,617	(2,367)	(23,281)
Increase (decrease) in customer deposits	3,111	(189)	(499)
Increase (decrease) in accrued expenses	2,142	(1,603)	114
Increase (decrease) in accrued payroll and employee benefits	3,458	(4,941)	(2,468)
Increase (decrease) in accrued income tax	900	(1,695)	(3,259)
Net change in derivative assets and liabilities	(135)	115	330
Other	1,288	572	(409)
Net cash provided by (used for) operating activities	32,175	10,932	(6,413)

Cash flows from investing activities:
Proceeds from sale of property and equipment	3	106	83
Purchase of property and equipment	(1,260)	(683)	(3,169)
Software development costs	(1,109)	(973)	(1,701)
Other investments	(979)	371	243
Acquisition of business	—	—	(4,353)
Net cash provided by (used for) investing activities	(3,345)	(1,179)	(8,897)

Cash flows from financing activities:
Proceeds from exercise of common stock options	350	67	—
Dividends paid	(3,674)	(3,420)	(3,203)
Taxes paid related to net settlement of restricted shares	(197)	(498)	(499)
Stock repurchases	—	(7,000)	—
Repayment of short-term debt	—	—	(1,450)
Net cash provided by (used for) financing activities	(3,521)	(10,851)	(5,152)

Effect of exchange rate changes on cash and cash equivalents	895	2,014	235

Net increase (decrease) in cash and cash equivalents	26,204	916	(20,227)

Cash and cash equivalents at beginning of period	57,859	56,943	77,170

Cash and cash equivalents at end of period	$84,063	$57,859	$56,943

Supplemental disclosures:
Cash paid for:
Interest	$—	$—	$11
Income taxes, net	$1,572	$487	$11,025

The accompanying notes are an integral part of the consolidated financial statements.

HURCO COMPANIES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Common				Accumulated
	Stock	Common	Additional		Other
(In thousands,	Shares	Stock	Paid–In	Retained	Comprehensive
except shares outstanding)	Outstanding	Amount	Capital	Earnings	Loss	Total
Balances, October 31, 2018	6,723,160	$672	$64,185	$167,859	$(9,863)	$222,853

Net income (loss)	—	—	—	17,495	—	17,495
Other comprehensive income (loss)	—	—	—	—	930	930
Stock–based compensation expense, net of taxes withheld for vested restricted shares	44,077	5	2,165	—	—	2,170
Dividends paid	—	—	—	(3,203)	—	(3,203)
Balances, October 31, 2019	6,767,237	$677	$66,350	$182,151	$(8,933)	$240,245

Net income (loss)	—	—	—	(6,247)	—	(6,247)
Other comprehensive income (loss)	—	—	—	—	5,943	5,943
Stock–based compensation expense, net of taxes withheld for vested restricted shares	47,750	5	1,555	—	—	1,560
Exercise of common stock options	3,738	—	67	—	—	67
Stock repurchases	(253,562)	(25)	(6,975)	—	—	(7,000)
Dividends paid	—	—	—	(3,420)	—	(3,420)
Balances, October 31, 2020	6,565,163	$657	$60,997	$172,484	$(2,990)	$231,148

Net income (loss)	—	—	—	6,764	—	6,764
Other comprehensive income (loss)	—	—	—	—	1,249	1,249
Stock-based compensation expense, net of taxes withheld for vested restricted shares	36,243	3	2,579	—	—	2,582
Exercise of common stock options	16,311	2	348	—	—	350
Dividends paid	—	—	—	(3,674)	—	(3,674)
Balances, October 31, 2021	6,617,717	$662	$63,924	$175,574	$(1,741)	$238,419

The accompanying notes are an integral part of the consolidated financial statements.

HURCO COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation. The consolidated financial statements include the accounts of Hurco Companies, Inc. (an Indiana corporation) and its wholly–owned subsidiaries (“we”, “us”, “our”, “Hurco” or the “Company”). We have a 35% ownership interest in a Taiwan affiliate that is accounted for using the equity method. Our investment in that affiliate was approximately $4.8 million and $4.4 million as of October 31, 2021 and 2020, respectively. That investment is included in Investments and other assets, net on the accompanying Consolidated Balance Sheets. Inter-company accounts and transactions have been eliminated.

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

Translation of Foreign Currencies. All balance sheet accounts of non–U.S. subsidiaries are translated at the exchange rate as of the end of the year and translation adjustments of foreign currency balance sheets are recorded as a component of Accumulated other comprehensive loss in shareholders’ equity. Income and expenses are translated at the average exchange rates during the year. Cumulative foreign currency translation adjustments, net of gains related to our net investment hedges, as of October 31, 2021, were a net loss of $1.7 million, net of tax, and are included in Accumulated other comprehensive loss. Foreign currency transaction gains and losses are recorded as income or expense as incurred and are recorded in Other expense, net.

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

We had forward contracts outstanding as of October 31, 2021, in Euros, Pounds Sterling, and New Taiwan Dollars with set maturity dates ranging from November 2021 through October 2022. The contract amount at forward rates in U.S. Dollars at October 31, 2021 for Euros and Pounds Sterling was $17.2 million and $8.5 million, respectively. The contract amount at forward rates in U.S. Dollars for New Taiwan Dollars was $26.2 million at October 31, 2021. At October 31, 2021, we had approximately $478,000 of losses, net of tax, related to cash flow hedges deferred in Accumulated other comprehensive loss. Of this amount, $106,000 represented unrealized gains, net of tax, related to cash flow hedge instruments that remain subject to currency fluctuation risk. The majority of these deferred gains will be recorded as an adjustment to Cost of sales and service in periods through October 2022, in which the corresponding inventory that is the subject of the related hedge contract is sold, as described above.

We are exposed to foreign currency exchange risk related to our investment in net assets in foreign countries. To manage this risk, we entered into a forward contract with a notional amount of €3.0 million in November 2020. We designated this forward contract as a hedge of our net investment in Euro denominated assets. We selected the forward method under FASB guidance related to the accounting for derivative instruments and hedging activities. The forward method requires all changes in the fair value of the contract to be reported as a cumulative translation adjustment, net of tax, in Accumulated other comprehensive loss in the same manner as the underlying hedged net assets. This forward contract matured in November 2021, and we entered into a new forward contract for the same notional amount that is set to mature in November 2022. As of October 31, 2021, we had a realized gain of $813,000 and an unrealized gain of $98,000, net of tax, recorded as cumulative translation adjustments in Accumulated other comprehensive loss, related to these forward contracts.

Derivatives Not Designated as Hedging Instruments

We enter into foreign currency forward exchange contracts to protect against the effects of foreign currency fluctuations on inter-company receivables and payables denominated in foreign currencies. These derivative instruments are not designated as hedges under FASB guidance and, as a result, changes in their fair value are reported currently as Other expense, net in the Consolidated Statements of Operations consistent with the transaction gain or loss on the related inter-company receivables, payables and loans denominated in foreign currencies.

We had forward contracts outstanding as of October 31, 2021, in Euros, Pounds Sterling, and New Taiwan Dollars with set maturity dates ranging from November 2021 through July 2022. The contract amounts at forward rates in U.S. Dollars at October 31, 2021 for Euros and Pounds Sterling totaled $14.6 million. The contract amount at forward rates in U.S. Dollars for New Taiwan Dollars was $23.5 million at October 31, 2021.

Fair Value of Derivative Instruments

We recognize the fair value of derivative instruments as assets and liabilities on a gross basis on our Consolidated Balance Sheets. As of October 31, 2021 and October 31, 2020, all derivative instruments were recorded at fair value on the balance sheets as follows (in thousands):

	2021		2020
	Balance Sheet	Fair	Balance Sheet	Fair
Derivatives	Location	Value	Location	Value
Designated as Hedging Instruments:
Foreign exchange forward contracts	Derivative assets	$646	Derivative assets	$495
Foreign exchange forward contracts	Derivative liabilities	$403	Derivative liabilities	$279

Not Designated as Hedging Instruments:
Foreign exchange forward contracts	Derivative assets	$259	Derivative assets	$473
Foreign exchange forward contracts	Derivative liabilities	$64	Derivative liabilities	$593

Effect of Derivative Instruments on the Consolidated Balance Sheets, Statements of Changes in Shareholders’ Equity, and Statements of Operations

Derivative instruments had the following effects on our Consolidated Balance Sheets, Statements of Changes in Shareholders’ Equity, and Statements of Operations, net of tax, during the fiscal years ended October 31, 2021, 2020, and 2019 (in thousands):

				Location of
	Amount of Gain (Loss)			Gain (Loss)	Amount of Gain (Loss)
	Recognized in			Reclassified	Reclassified from
	Other Comprehensive			From Other	Other Comprehensive
	Income (Loss)			Comprehensive	Income (Loss)
Derivatives	2021	2020	2019	Income (Loss)	2021	2020	2019
Designated as Hedging Instruments:
(Effective Portion)
Foreign exchange forward contracts – Intercompany sales/purchases	(477)	395	615	Cost of sales and service	679	421	235
Foreign exchange forward contract – Net investment	43	(64)	128

We did not recognize any gains or losses as a result of hedges deemed ineffective during fiscal years ended October 31, 2021, 2020, and 2019

We recognized the following gains and losses in our Consolidated Statements of Operations during the fiscal years ended October 31, 2021, 2020, and 2019 on derivative instruments not designated as hedging instruments (in thousands):

		Amount of Gain (Loss)
	Location of Gain (Loss)	Recognized in Operations
Derivatives	Recognized in Operations	2021	2020	2019
Not Designated as Hedging Instruments:
Foreign exchange forward contracts	Other expense, net	$(313)	$(171)	$514

The following table presents the changes in the components of Accumulated other comprehensive loss, net of tax, for the fiscal years ended October 31, 2021 and 2020 (in thousands):

	Foreign	Cash
	Currency	Flow
	Translation	Hedges	Total
Balance, October 31, 2019	$(10,042)	$1,109	$(8,933)
Other comprehensive income (loss) before reclassifications	5,969	395	6,364
Reclassifications	—	(421)	(421)
Balance, October 31, 2020	$(4,073)	$1,083	$(2,990)
Other comprehensive income (loss) before reclassifications	2,405	(477)	1,928
Reclassifications	—	(679)	(679)
Balance, October 31, 2021	$(1,668)	$(73)	$(1,741)

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

Total depreciation and amortization expense recognized for property and equipment was $2.5 million for fiscal 2021, $2.7 million for fiscal 2020, and $2.6 million for fiscal 2019.

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

Depending upon geographic location, after shipment, a machine may be installed at the customer’s facility by a distributor, independent contractor, or by one of our service technicians. In most instances where a machine is sold through a distributor, we have no installation involvement. If sales are direct or through sales agents, we will typically complete the machine installation, which consists of the reassembly of certain parts that were removed for shipping and the re-testing of the machine to ensure that it is performing within the standard specifications. We consider the machine installation process for our three-axis machines to be inconsequential and immaterial within the context of the contract. For our five-axis machines that we install, we estimate the fair value of the installation performance obligation and recognize that installation revenue on a prorata basis over the period of the installation process.

From time to time, and depending upon geographic location, we may provide training or freight services. We consider these services to be immaterial within the context of the contract, as the value of these services typically does not rise to a material level as a component of the total contract value. Service fees from maintenance contracts are deferred and recognized in earnings on a prorata basis over the term of the contract and are generally sold on a stand-alone basis. Customer discounts and estimated product returns are considered variable consideration and are recorded as a reduction of revenue in the same period that the related sales are recorded.  We have reviewed the overall sales transactions for variable consideration and have determined that these amounts are not significant.

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

Research and Development Costs. The costs associated with research and development programs for new products and significant product improvements, other than software development costs, which are eligible for capitalization per FASB guidance, are expensed as incurred and are included in Selling, general, and administrative expenses. Research and development expenses totaled $3.2 million, $3.5 million, and $4.4 million, in fiscal 2021, 2020, and 2019, respectively.

Software Development Costs. We sell software products that are essential to our machine tools. Costs incurred to develop computer software products and significant enhancements to software features of existing products to be sold or otherwise marketed are capitalized, after technological feasibility is established. Software development costs are amortized on a straight–line basis over the estimated product life of the related software, which ranges from three to five years. We capitalized costs related to software development projects of $1.1 million in fiscal 2021, $1.0 million in fiscal 2020, and $1.8 million in fiscal 2019.  Amortization expense for software development costs was $1.4 million, $1.5 million, and $1.0 million, for the fiscal years ended October 31, 2021, 2020, and 2019, respectively. Accumulated amortization at October 31, 2021 and 2020 was $22.0 million and $21.0 million, respectively.

Estimated amortization expense for the remaining unamortized software development costs for the fiscal years ending October 31, is as follows (in thousands):

Fiscal Year	Amortization Expense
2022	$1,575
2023	1,856
2024	1,685
2025	1,089
2026 and thereafter	1,348

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

We had goodwill for our single reporting unit, arising from the acquisitions of ProCobots, LLC (“ProCobots”) ($2.5 million) in 2019, LCM Precision Technology S.r.l. (“LCM”) ($2.2 million) in 2013, and our wholly-owned distributor located in Michigan ($0.2 million) in 2008.  The adverse change in the business climate resulting from the COVID-19 pandemic and the net loss for fiscal 2020 caused the fair value of the reporting unit to fall below our book value of equity as of October 31, 2020, resulting in a full impairment loss of $4.9 million.  As such, we have no goodwill as of October 31, 2021.

For indefinite-lived intangible assets, if the carrying amount exceeds the fair value, an impairment loss is recognized in an amount equal to that excess. Intangible assets that are determined to have a finite life are amortized over their estimated useful lives and are also subject to review for impairment, if indicators of impairment are identified. There were no impairments recognized with respect to the carrying value of intangible assets for the years ended October 31, 2021, 2020, or 2019.

As of October 31, 2021, the balances of intangible assets, other than goodwill, were as follows (in thousands):

	Weighted
	Average		Gross
	Amortization		Intangible	Accumulated	Net Intangible
	Period		Assets	Amortization	Assets
Tradenames and trademarks	indefinite		$177	$—	$177
Tradenames and trademarks	14	years	763	(234)	529
Customer relationships	15	years	373	(223)	150
Technology	13	years	708	(454)	254
Noncompete	5	years	580	(261)	319
Patents	6	years	2,972	(2,860)	112
Other	8	years	397	(373)	24
Total			$5,970	$(4,405)	$1,565

As of October 31, 2020, the balances of intangible assets, other than goodwill, were as follows (in thousands):

	Weighted
	Average		Gross
	Amortization		Intangible	Accumulated	Net Intangible
	Period		Assets	Amortization	Assets
Tradenames and trademarks	indefinite		$177	$—	$177
Tradenames and trademarks	14	years	765	(181)	584
Customer relationships	15	years	374	(199)	175
Technology	13	years	713	(402)	311
Noncompete	5	years	580	(145)	435
Patents	6	years	2,972	(2,837)	135
Other	8	years	397	(368)	29
Total			$5,978	$(4,132)	$1,846

Intangible asset amortization expense was $273,000, $358,000, and $117,000 for fiscal 2021, 2020, and 2019, respectively. Annual intangible asset amortization expense for the next five years is estimated to be $278,000 per year for  fiscal years 2022 through 2023, $242,000 for fiscal year 2024, $148,000 for fiscal year 2025 and 114,000 for fiscal year 2026.

Impairment of Long–Lived Assets. Annually, or when there are indicators of impairment, we evaluate the carrying value of long–lived assets to be held and used, including property and equipment, software development costs, and intangible assets, including goodwill, when events or circumstances warrant such a review. The carrying value of a long-lived asset (or group of assets) to be held and used is considered impaired when the anticipated separately identifiable undiscounted cash flows from such an asset (or group of assets) are less than the carrying value of the asset (or group of assets).  We determined that we have a single asset group due to the interdependent nature of our operations.  We estimated the cash flows during the remaining useful life of the primary asset, and our undiscounted cash flow was in excess of the book value of our single asset group, and therefore, there was no impairment indications for our long-lived assets for the period ended October 31, 2021.  Thus, there was no impairment recognized with respect to the carrying values of long-lived assets for the years ended October 31, 2021, 2020, or 2019.

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

The following table presents a reconciliation of our basic and diluted earnings per share computation:

	Fiscal Year Ended October 31,
	2021		2020		2019
(in thousands, except per share amounts)	Basic	Diluted	Basic	Diluted	Basic	Diluted
Net income (loss)	$6,764	$6,764	$(6,247)	$(6,247)	$17,495	$17,495
Undistributed earnings (loss) allocated to participating shares	(76)	(76)	66	66	(147)	(147)
Net income (loss) applicable to common shareholders	$6,688	$6,688	$(6,181)	$(6,181)	$17,348	$17,348

Weighted average shares outstanding	6,595	6,595	6,670	6,670	6,759	6,759
Stock options and contingently issuable securities	—	13	—	—	—	56
	6,595	6,608	6,670	6,670	6,759	6,815
Income (loss) per share	$1.01	$1.01	$(0.93)	$(0.93)	$2.57	$2.55

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

The end market for our products consists primarily of precision tool, die and mold manufacturers, independent job shops, and specialized short–run production applications within large manufacturing operations. Industries served include: aerospace, defense, medical equipment, energy, automotive/transportation, electronics, and computer industries. Our products are sold principally through more than 180 independent agents and distributors throughout the Americas, Europe and Asia. We also have our own direct sales and service organizations in China, France, Germany, India, Italy, the Netherlands, Poland, Singapore, Taiwan, the United Kingdom, and certain areas of the United States.

We operate in the industrial equipment industry and have a global footprint that subjects us to various business risks in many different countries. During fiscal 2020, our operating results were adversely affected by the international business disruption due to the outbreak of COVID-19 and the economic slowdown in Europe, uncertainty surrounding the U.K. Brexit activities, and political friction in the U.S. Many of our customers deferred or eliminated investments in capital equipment last year, which we attributed largely to the uncertainty these events created.  During fiscal 2021, our sales increased year-over-year in all regions as countries began to lift the government-mandated COVID-19 stay-at-home orders or other similar operating restrictions. Because of the potential for extended vulnerability, we have closely evaluated the estimates we have made in preparing the financial statements as of October 31, 2021, with the understanding that these estimates could change in the near term. We will continue to evaluate and disclose any uncertainty associated with key assumptions underlying fair value estimates, trends, and uncertainties that have had, or are reasonably expected to have, a material effect on our consolidated financial position, results of operations, changes in shareholders' equity, and cash flows for and at the end of each interim period.

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

3.     INVENTORIES

Inventories as of October 31, 2021 and 2020 are summarized below (in thousands):

	2021	2020
Purchased parts and sub–assemblies	$37,527	$30,390
Work–in–process	17,559	12,635
Finished goods	93,130	106,839
	$148,216	$149,864

Finished goods inventory consigned to our distributors and agents throughout the Americas, Europe, and Asia was $11.8 million and $17.2 million as of October 31, 2021 and 2020, respectively.

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

As of October 31, 2020, we recognized an impairment loss for the full $2.5 million of goodwill relating to ProCobots.  See Note 1 of these Notes to Consolidated Financial Statements for further information.

The results of operations of ProCobots have been included in the consolidated financial statements from the date of acquisition.

5.     CREDIT AGREEMENTS AND BORROWINGS

On December 31, 2018, we and our subsidiary Hurco B.V. entered into a credit agreement with Bank of America, N.A., as the lender, which was subsequently amended on each of March 13, 2020, December 23, 2020 and December 17, 2021 (as amended, the “2018 Credit Agreement”). The 2018 Credit Agreement provides for an unsecured revolving credit and letter of credit facility in a maximum aggregate amount of $40.0 million. The 2018 Credit Agreement provides that the maximum amount of outstanding letters of credit at any one time may not exceed $10.0 million, the maximum amount of outstanding loans made to our subsidiary Hurco B.V. at any one time may not exceed $20.0 million, and the maximum amount of all outstanding loans denominated in alternative currencies at any one time may not exceed $20.0 million. Under the 2018 Credit Agreement, we and Hurco B.V. are borrowers, and certain of our other subsidiaries are guarantors. The scheduled maturity date of the 2018 Credit Agreement is December 31, 2023.

Borrowings under the 2018 Credit Agreement bear interest at floating rates based on, at our option, either (i) a rate based upon the secured overnight financing rate (“SOFR”), the Sterling Overnight Index Average Reference Rate, the Euro Interbank Offering Rate, or another alternative currency-based rate approved by the lender, depending on the term of the loan and the currency in which such loan is denominated, plus 1.00% per annum, or (ii) a base rate (which is the highest of (a) the federal funds rate plus 0.50%, (b) the prime rate or (c) the one month SOFR-based rate plus 1.00%), plus 0.00% per annum. Outstanding letters of credit will carry an annual rate of 1.00%.

The 2018 Credit Agreement contains customary affirmative and negative covenants and events of default, including covenants (1) restricting us from making certain investments, loans, advances and acquisitions (but permitting us to make investments in subsidiaries of up to $10.0 million); (2) restricting us from making certain payments, including (a) cash dividends, except that we may pay cash dividends as long as immediately before and after giving effect to such payment, the sum of the unused amount of the commitments under the 2018

Credit Agreement plus our cash on hand is not less than $10.0 million, and as long as we are not in default before and after giving effect to such dividend payments and (b) payments made to repurchase shares of our common stock, except that we may repurchase shares of our common stock as long as we are not in default before and after giving effect to such repurchases and the aggregate amount of payments made by us for all such repurchases during any fiscal year does not exceed $10.0 million; (3) requiring that we maintain a minimum working capital of $125.0 million; and (4) requiring that we maintain a minimum tangible net worth of $176.5 million.  We may use the proceeds from advances under the 2018 Credit Agreement for general corporate purposes.

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

As a result, as of October 31, 2021, our existing credit facilities consisted of the €1.5 million revolving credit facility in Germany, the 150 million New Taiwan Dollars Taiwan credit facility, the 32.5 million Chinese Yuan China credit facility and the $40.0 million revolving credit facility under the 2018 Credit Agreement.

As of October 31, 2021, there were no borrowings under any of our credit facilities and there was $52.2 million of available borrowing capacity thereunder.

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

In accordance with this guidance, the following table represents the fair value hierarchy for our financial assets and liabilities measured at fair value as of October 31, 2021 and 2020 (in thousands):

	Assets		Liabilities
	October 31,	October 31,	October 31,	October 31,
	2021	2020	2021	2020
Level 1
Deferred compensation	$2,481	$1,868	$—	$—

Level 2
Derivatives	$905	$968	$467	$872

Recurring Fair Value Measurements

Included in Level 1 assets are mutual fund investments under a nonqualified deferred compensation plan. We estimate the fair value of these investments on a recurring basis using market prices which are readily available.

Included as Level 2 fair value measurements are derivative assets and liabilities related to gains and losses on foreign currency forward exchange contracts entered into with a third party. We estimate the fair value of these derivatives on a recurring basis using foreign currency exchange rates obtained from active markets. Derivative instruments are reported in the accompanying consolidated financial statements at fair value. We have derivative financial instruments in the form of foreign currency forward exchange contracts as described in Note 1 of Notes to Consolidated Financial Statements in which the U.S. Dollar equivalent notional amount of these contracts was $94.6 million and $70.8 million at October 31, 2021 and 2020, respectively.

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

7.     INCOME TAXES

We utilize the asset and liability method of accounting for income taxes. Under this method, the provision (benefit) for income taxes represents income taxes payable or refundable for the current year plus the change in deferred taxes during the year. In response to the COVID-19 pandemic, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into law on March 27, 2020. The CARES Act, among other things, included tax provisions that we applied relating to refundable payroll tax credits, the deferral of employer’s social security payments, and modifications to net operating loss carryback provisions. After we filed the net operating loss carryback claims during the fourth quarter of fiscal 2021, we included the $5.4 million of tax refunds in current assets. On December 27, 2020, the Consolidated Appropriations Act of 2021 (the “CAA”), which includes the Economic Aid to Hard-Hit Small Businesses, Nonprofits, and Venues Act and the American Rescue Plan Act of 2021, was signed into law and provided further COVID-19 economic relief with an expansion of the employee retention credit. As a result, we recorded operating income of $2.9 million related to the employee retention credit during fiscal 2021.

In the fiscal years set forth below, the  provision (benefit) for income taxes consisted of the following (in thousands):

	Year Ended October 31,
	2021	2020	2019
Current:
U.S. taxes	$1,763	$(4,932)	$1,854
Foreign taxes	1,706	923	3,715
	3,469	(4,009)	5,569
Deferred:
U.S. taxes	66	(256)	(31)
Foreign taxes	(178)	(291)	291
	(112)	(547)	260
	$3,357	$(4,556)	$5,829

The components of income (loss) before taxes are (in thousands):

	Year Ended October 31,
	2021	2020	2019
Income (loss) before income taxes:
Domestic	$4,340	$(11,681)	$9,793
Foreign	5,781	878	13,531
	$10,121	$(10,803)	$23,324

A comparison of income tax expense at the U.S. statutory rate to our effective tax rate is as follows:

	Year Ended October 31,
	2021		2020	2019

U.S. statutory rate	21%		21%	21%
Effect of tax rate of international jurisdictions different than U.S. statutory rates	4%		(2)%	3%
Valuation allowance	—%		—%	1%
State taxes	1%		2%	1%
Tax credits	—%		1%	(2)%
Transition tax	—%		—%	(1)%
US tax on distributed and undistributed earnings	—%		—%	3%
US benefit of foreign intangible income	(1)%		—%	(3)%
Impact of CARES act	5%		22%	—%
Other	3%	[1]	(2)%	2%
Effective tax rate	33%		42%	25%

1 Primarily due to discrete items for unearned stock awards

The Tax Reform Act enacted on December 22, 2017, made comprehensive changes to U.S. federal income tax laws by moving from a global to a modified territorial tax regime. As a result, cash repatriated to the U.S. is generally no longer subject to U.S federal income tax. As of October 31, 2021, the undistributed earnings of our foreign subsidiaries are expected to be permanently reinvested and retained for continuing operations. Accordingly, we did not accrue for any withholding taxes on the undistributed earnings of our foreign subsidiaries, consistent with the position adopted on January 1, 2018.

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

As of October 31, 2021, we had deferred tax assets established for accumulated net operating loss carryforwards of $1.7 million, primarily related to state and foreign jurisdictions. We also have deferred tax assets for tax credits of $0.8 million. We established a valuation allowance against some of these carryforwards due to the uncertainty of their full realization. As of October 31, 2021, and 2020, the balance of this valuation allowance was $1.9 million and $2.2 million, respectively.

Significant components of our deferred tax assets and liabilities at October 31, 2021 and 2020 are as follows (in thousands):

	October 31,
	2021	2020
Deferred Tax Assets:
Accrued inventory reserves	$973	$1,241
Accrued warranty expenses	308	248
Compensation related expenses	2,444	1,849
Net derivative gain	49	—
Unrealized exchange gain	—	14
Other accrued expenses	282	226
Net operating loss carryforwards	1,705	1,957
Other credit carryforwards	839	887
Operating lease liabilities	2,570	2,736
Goodwill and intangibles	967	1,019
Other	215	183
	10,352	10,360
Less: Valuation allowance – net operating loss and other credit carryforwards	(1,871)	(2,164)
Deferred tax assets	8,481	8,196

Deferred Tax Liabilities:
Net derivative loss	—	(305)
Unrealized exchange loss	(15)	—
Property and equipment and capitalized software development costs	(2,533)	(2,563)
Operating lease - right of use assets	(2,495)	(2,666)
Other	(352)	(314)
Net deferred tax assets	$3,086	$2,348

As of October 31, 2021, we had net operating loss carryforwards for international and U.S. income tax purposes of $6.3 million, of which $3.9 million will expire within 5 years beginning in fiscal 2022 and $0.4 million are state net operating losses which will expire between 5 and 20 years. The remaining $2.0 million in net operating losses will be carried forward indefinitely based on current international tax laws. We also had tax credits of $0.8 million which will expire between years 2022 and 2031.

A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding the related accrual for interest or penalties, is as follows (in thousands):

	2021	2020	2019
Balance, beginning of year	$168	$193	$180
Additions based on tax positions related to the current year	74	9	36
Additions (reductions) related to prior year tax positions	—	(2)	—
Reductions due to statute expiration	(75)	(32)	(23)
Other	—	—	—
Balance, end of year	$167	$168	$193

The entire balance of the unrecognized tax benefits and related interest on October 31, 2021, if recognized, could affect the effective tax rate in future periods.

We recognize accrued interest and penalties related to unrecognized tax benefits as components of our income tax provision. As of October 31, 2021, the amount of interest accrued, reported in other liabilities, was approximately $31,000 which did not include the federal tax benefit of interest deductions. The statute of limitations with respect to unrecognized tax benefits will expire between August 2022 and August 2025.

We file U.S. federal and state income tax returns, as well as tax returns in applicable foreign jurisdictions. Currently, our subsidiary in Taiwan is under tax audit for fiscal year 2018.

A summary of open tax years by major jurisdiction is presented below:

United States federal	Fiscal 2014 through the current period
Germany¹	Fiscal 2017 through the current period
Taiwan	Fiscal 2016 through the current period
United Kingdom	Fiscal 2015 through the current period
¹	Includes federal as well as state, provincial or similar local jurisdictions, as applicable.

8.     EMPLOYEE BENEFITS

We have defined contribution plans that include a majority of our U.S. employees, under which our matching contributions are primarily discretionary. The purpose of these plans is generally to provide additional financial security during retirement by providing employees with an incentive to save throughout their employment. Our contributions and related expense totaled $1.2 million, $1.3 million, $1.4 million, for the fiscal years ended October 31, 2021, 2020, and 2019, respectively.

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

A summary of the status of the options as of October 31, 2021, 2020 and 2019 and the related activity for the year is as follows:

	Shares Under	Weighted Average Grant
	Option	Date Fair Value
Balance October 31, 2018	37,045	$21.69
Granted	—	—
Cancelled	—	—
Expired	—	—
Exercised	—	$—
Balance October 31, 2019	37,045	$21.69
Granted	—	—
Cancelled	—	—
Expired	—	—
Exercised	(3,738)	18.13
Balance October 31, 2020	33,307	$22.09
Granted	—	—
Cancelled	—	—
Expired	—	—
Exercised	(16,311)	21.45
Balance October 31, 2021	16,996	$22.71

The total intrinsic value of stock options exercised during the twelve months ended October 31, 2021, 2020 and 2019 was approximately $179,000, $44,000, and $0, respectively.

As of October 31, 2021, the total intrinsic value of stock options that were outstanding and exercisable was $166,000. Stock options outstanding and exercisable on October 31, 2021, were as follows:

		Weighted Average	Weighted Average
Range of Exercise	Shares Under	Exercise Price Per	Remaining Contractual
Prices Per Share	Option	Share	Life in Years
Outstanding and Exercisable
$21.45	5,437	$21.45	0.04
23.30	11,559	23.30	0.76
$21.45 - 23.30	16,996	$22.71	0.80

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

On January 5, 2021, the Compensation Committee determined that no performance stock units (“PSUs”) were earned pursuant to the long-term incentive compensation arrangement for the fiscal 2018-2020 performance period based on the results of the performance metrics that were established by the Compensation Committee in 2018.

On January 5, 2021, the Compensation Committee approved a long-term incentive compensation arrangement for our executive officers in the form of time-based restricted shares and PSUs under the 2016 Equity Plan, which will be payable in shares of our common stock if earned and vested. The awards were approximately 25% time-based vesting and approximately 75% performance-based vesting. The three-year performance period for the PSUs is fiscal 2021 through fiscal 2023.

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

On January 2, 2020, the Compensation Committee determined the degree to which the long-term incentive compensation arrangement approved for the fiscal 2017-2019 performance period was attained, and the resulting payout level relative to the target amount for each of the metrics that were established by the Compensation Committee in 2017.  As a result, the Compensation Committee determined that a total of 28,979 PSUs were earned by our executive officers, which PSUs vested on January 2, 2020.  The vesting date fair value of the PSUs was based on the closing sales price of our common stock on the vesting date, which was $37.79 per share.

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

On March 14, 2019, the Compensation Committee granted a total of 11,824 shares of time–based restricted stock to our non–employee directors. The restricted shares vest in full one year from the date of grant provided the recipient remained on the board of directors through that date. The grant date fair value of the restricted shares was based on the closing sales price of our common stock on the grant date, which was $40.58 per share.

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

A reconciliation of our restricted stock, performance share and PSU activity and related information is as follows:

		Weighted Average Grant
	Number of Shares	Date Fair Value
Unvested at October 31, 2020	231,960	$39.03
Shares or units granted	116,032	28.85
Shares or units vested	(36,243)	31.12
Shares or units cancelled	(42,625)	43.99
Shares withheld	(6,568)	38.20
Unvested at October 31, 2021	262,556	$34.84

During fiscal 2021, 2020, and 2019, we recorded approximately $2.8 million, $2.1 million, and $2.7 million, respectively, of stock–based compensation expense related to grants under the 2016 Equity Plan. As of October 31, 2021, there was an estimated $3.1 million of total unrecognized stock–based compensation cost that we expect to recognize by the end of the first quarter of fiscal 2024.

10.     RELATED PARTY TRANSACTIONS

As of October 31, 2021, we owned approximately 35% of the outstanding shares of a Taiwanese–based contract manufacturer, Hurco Automation, Ltd. (“HAL”). HAL’s scope of activities includes the design, manufacture, sales, and distribution of industrial automation products, software systems, and related components, including control systems and components produced under contract for sale exclusively to us. We are accounting for this investment using the equity method. The investment of $4.8 million and $4.4 million at October 31, 2021 and 2020, respectively, is included in Investments and other assets, net on the Consolidated Balance Sheets. Purchases of controls from HAL amounted to $4.8 million, $6.2 million, and $8.5 million in fiscal 2021, 2020 and 2019, respectively. Sales of control component parts to HAL were $262,000, $265,000 and $198,000 for the fiscal years ended October 31, 2021, 2020, and 2019, respectively. Trade payables to HAL were $6.2 million and $1.3 million at October 31, 2021 and 2020, respectively. Trade receivables from HAL were $74,000 and $25,000 at October 31, 2021 and 2020, respectively.

Summary unaudited financial information for HAL’s operations and financial condition is as follows (in thousands):

	2021	2020	2019
Net Sales	$12,361	$10,096	$15,957
Gross Profit	2,011	1,418	2,322
Operating Income	216	160	992
Net Income	802	265	1,490

Current Assets	$14,695	$12,436	$12,019
Non–current Assets	6,850	6,152	5,560
Current Liabilities	5,339	3,708	3,674

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

12.     GUARANTEES AND PRODUCT WARRANTIES

From time to time, our subsidiaries guarantee third party payment obligations in connection with the sale of machines to customers that use financing. We follow FASB guidance for accounting for guarantees (codified in ASC 460). As of October 31, 2021, we had eight outstanding third party payment guarantees totaling approximately $0.9 million. The terms of these guarantees are consistent with the underlying customer financing terms. Upon shipment of a machine, the customer assumes the risk of ownership. The customer does not obtain title, however, until it has paid for the machine. A retention of title clause allows us to recover the machine if the customer defaults on the financing. We accrue liabilities under these guarantees at fair value, which amounts are insignificant.

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

	2021	2020	2019
Balance, beginning of year	$1,200	$1,760	$2,497
Provision for warranties during the year	2,948	2,075	2,246
Charges to the accrual	(2,643)	(2,669)	(2,991)
Impact of foreign currency translation	11	34	8
Balance, end of year	$1,516	$1,200	$1,760

The increase in our warranty reserve from fiscal 2020 to fiscal 2021 was primarily due to an increase in the number of machines under warranty from increased sales volume in fiscal 2021.  The decrease in our warranty reserve from fiscal 2019 to fiscal 2020 was primarily due to a decrease in the number of machines under warranty from decreased sales volume.

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

We recorded total operating lease expense for the fiscal years ended October 31, 2021, 2020, and 2019 of $5.2 million, $5.0 million, and $5.1 million, respectively, which is classified within Cost of sales and service and Selling, general and administrative expenses within the Consolidated Statements of Operations.  Operating lease expense includes short-term leases and variable lease payments which are immaterial.  There has been no cost to obtain leases capitalized on the Consolidated Balance Sheets as of October 31, 2021.

The following table summarizes supplemental cash flow information and non-cash activity related to operating leases for fiscal 2021 (in thousands):

Operating cash flow information:
Cash paid for amounts included in the measurement of lease liabilities	$5,025
Noncash information:
Right-of-use assets obtained in exchange for new operating lease liabilities	$3,698

The following table summarizes the maturities of undiscounted cash flows of lease commitments reconciled to the total lease liability as of October 31, 2021 (in thousands):

Remainder of 2022	$4,375
2023	3,026
2024	1,398
2025	829
2026	615
2027 and thereafter	1,108
Total	11,351
Less: Imputed interest	(336)
Present value of operating lease liabilities	$11,015

As of October 31, 2021, the weighted-average remaining term of our lease portfolio was approximately 3.9 years and the weighted-average discount rate was approximately 1.6%.

14.     QUARTERLY FINANCIAL INFORMATION (Unaudited)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2021 (In thousands, except per share data)
Sales and service fees	$54,115	$57,920	$54,178	$68,982
Gross profit	11,547	14,794	12,974	16,934
Gross profit margin	21%	26%	24%	25%
Selling, general and administrative expenses	10,568	11,273	10,331	13,829
Operating income (loss)	979	3,521	2,643	3,105
Provision (benefit) for income taxes	546	947	1,109	755
Net income (loss)	663	2,437	1,568	2,096
Income (loss) per common share – basic	$0.10	$0.37	$0.23	$0.31
Income (loss) per common share – diluted	$0.10	$0.37	$0.23	$0.31

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2020 (In thousands, except per share data)
Sales and service fees	$43,660	$37,126	$45,382	$44,459
Gross profit	9,159	6,709	11,069	9,520
Gross profit margin	21%	18%	24%	21%
Selling, general and administrative expenses	10,846	10,599	9,627	10,344
Goodwill impairment	—	—	—	4,903
Operating income (loss)	(1,687)	(3,890)	1,442	(5,727)
Provision (benefit) for income taxes	(597)	(765)	(937)	(2,257)
Net income (loss)	(893)	(3,927)	2,162	(3,589)
Income (loss) per common share – basic	$(0.13)	$(0.58)	$0.32	$(0.54)
Income (loss) per common share – diluted	$(0.13)	$(0.58)	$0.32	$(0.54)

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

We principally sell our products through more than 180 independent agents and distributors throughout the Americas, Europe and Asia. Our line is the primary line for the majority of our distributors globally even though some may carry competitive products. We also have our own direct sales and service organizations in China, France, Germany, India, Italy, the Netherlands, Poland, Singapore, Taiwan, the United Kingdom, and certain areas of the United States, which are among the world's principal machine tool consuming countries. During fiscal 2021, no distributor accounted for more than 5% of our sales and service fees. In fiscal 2021, approximately 63% of our revenues were from customers located outside of the Americas, and no single end-user of our products accounted for more than 5% of our total sales and service fees.

The following table sets forth the contribution of each of our product groups and services to our total sales and service fees during each of the past three fiscal years (in thousands):

Net Sales and Service Fees by Product Category

	Year ended October 31,
	2021	2020	2019
Computerized Machine Tools	$198,602	$139,577	$223,735
Computer Control Systems and Software †	2,528	1,699	2,818
Service Parts	26,425	22,484	27,854
Service Fees	7,640	6,867	8,970
Total	$235,195	$170,627	$263,377

†      Amounts shown do not include computer control systems and software sold as an integrated component of computerized machine systems.

The following table sets forth revenues by geographic area, based on customer location, for each of the past three fiscal years (in thousands):

	Year Ended October 31,
	2021	2020	2019
United States of America	$83,218	$64,500	$95,196
Canada	2,636	1,621	2,580
Central & South Americas	989	1,543	1,409
Total Americas	86,843	67,664	99,185

Germany	37,584	24,993	52,002
United Kingdom	30,314	19,679	29,349
Italy	12,718	8,599	14,772
France	14,252	10,797	14,346
Other Europe	21,467	14,034	20,028
Total Europe	116,335	78,102	130,497

China	14,284	14,225	15,706
Other Asia Pacific	16,047	10,048	16,858
Total Asia Pacific	30,331	24,273	32,564

Other Foreign	1,686	588	1,131
Grand Total	$235,195	$170,627	$263,377

Long–lived tangible assets, net by geographic area, were (in thousands):

	As of October 31,
	2021	2020	2019
United States of America	$6,104	$6,826	$7,967
Foreign countries	6,640	7,059	8,006
	$12,744	$13,885	$15,973

Net assets by geographic area were (in thousands):

	As of October 31,
	2021	2020	2019
Americas	$84,385	$83,214	$103,863
Europe	80,769	77,840	71,411
Asia Pacific	73,265	70,094	64,971
	$238,419	$231,148	$240,245

16.     NEW ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Pronouncements:

In June 2016, FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326):  Measurement of Credit Losses on Financial Instruments.  This standard modifies the impairment model by requiring entities to use a forward-looking approach based on expected losses to estimate credit losses on certain types of financial instruments, including trade receivables. This may result in the earlier recognition of allowances for losses.  This standard is effective for our fiscal 2021 and we adopted this standard on November 1, 2020.  This standard did not have a significant effect on our accounting policies or on our consolidated financial statements and related disclosures.

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

There have been no other significant changes in the Company’s critical accounting policies and estimates during the fiscal year ended October 31, 2021.

Item 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.CONTROLS AND PROCEDURES

Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2021, pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of the evaluation date.

There have been no changes in our internal control over financial reporting that occurred during the fourth quarter of the fiscal year ended October 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The attestation report of our independent registered public accounting firm on our internal control over financial reporting is included in this report under Item 8. Financial Statements and Supplementary Data. Our management’s annual report on internal control over financial reporting is included in this report immediately preceding Item 8.

Item 9B.OTHER INFORMATION

During the fourth quarter of fiscal 2021, the Audit Committee of the Board of Directors did not engage our independent registered public accounting firm to perform any new non-audit services. This disclosure is made pursuant to Section 10A(i)(2) of the Securities Exchange Act of 1934, as amended, as added by Section 202 of the Sarbanes-Oxley Act of 2002.

The following graph compares the cumulative 5-Year total return to shareholders of Hurco Companies, Inc.'s common stock relative to the cumulative total returns of the Russell 2000 index, the Nasdaq Global Select index and two customized peer groups of sixteen companies and eighteen companies for the 2020 peer group and the 2021 peer group, respectively, whose individual companies are listed below. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock, in each index and in each of the peer groups on October 31, 2016 and its relative performance is tracked through October 31, 2021.

●	The sixteen companies included in the Company's first customized peer group are: Ampco-Pittsburgh Corp, DMC Global Inc., Douglas Dynamics Inc., Eastern Co, Faro Technologies Inc., Graham Corp, Helios Technologies Inc., Kadant Inc., Key Tronic Corp, L S Starrett Co, Novanta Inc., Onto Innovation Inc., Proto Labs Inc., Transcat Inc., Twin Disc Inc. and Vishay Precision Group Inc.
●	The eighteen companies included in the Company's second customized peer group are: Ampco-Pittsburgh Corp, Broadwind Inc., DMC Global Inc., Douglas Dynamics Inc., Eastern Co, Energy Recovery Inc., Faro Technologies Inc., Graham Corp, Helios Technologies Inc., Key Tronic Corp, L S Starrett Co, Omega Flex Inc., Onto Innovation Inc., Proto Labs Inc., Transcat Inc., Twin Disc Inc., UFP Technologies Inc. and Vishay Precision Group Inc.

	10/31/16	10/31/17	10/31/18	10/31/19	10/31/20	10/31/21

Hurco Companies, Inc.	100.00	172.80	158.84	137.43	120.02	132.76
Russell 2000	100.00	127.85	130.22	136.60	136.42	205.72
NASDAQ Global Select	100.00	129.42	142.78	162.48	209.73	293.16
2020 Peer Group	100.00	181.00	200.35	205.09	221.96	328.58
2021 Peer Group	100.00	152.45	167.33	163.99	175.64	238.70

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

PART III

Item 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated herein by reference to the definitive proxy statement for our 2022 annual meeting of shareholders except that the information required by Item 10 regarding our executive officers is included herein under the caption “Information about our Executive Officers” at the end of Part I.

Item 11.EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the definitive proxy statement for our 2022 annual meeting of shareholders.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated herein by reference to the definitive proxy statement for our 2022 annual meeting of shareholders.

Item 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to the definitive proxy statement for our 2022 annual meeting of shareholders.

Item 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference to the definitive proxy statement for our 2022 annual meeting of shareholders.

PART IV

Item 15.EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)    1.    Financial Statements. The following consolidated financial statements of the Company are included herein under Item 8 of Part II:

2.     Financial Statement Schedule. The following financial statement schedule is included in this Item.

Schedule II – Valuation and Qualifying Accounts and Reserves

for the Years Ended October 31, 2021, 2020 and 2019

(Dollars in thousands)

		Charged to/
		(Recovered
	Balance at	from)	Charged			Balance
	Beginning	Costs and	to Other			at End
Description	of Period	Expenses	Accounts	Deductions		of Period
Allowance for doubtful accounts for the year ended:
October 31, 2021	$1,401	$268	$—	$24	(1)	$1,645
October 31, 2020	$891	$575	$—	$65	(1)	$1,401
October 31, 2019	$1,027	$(136)	$—	$—	(1)	$891

Income tax valuation allowance for the year ended:
October 31, 2021	$2,164	$49	$—	$342		$1,871
October 31, 2020	$2,227	$50	$—	$113		$2,164
October 31, 2019	$2,106	$458	$—	$337		$2,227
(1)	Receivable write–offs.

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
101

The following financial information from the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 31, 2021, formatted in Inline XBRL: (i) Consolidated Statements of Operations; (ii) Consolidated Statements of Comprehensive Income (Loss); (iii) Consolidated Balance Sheets; (iv) Consolidated Statements of Cash Flows; (v) Consolidated Statements of Changes in Shareholders’ Equity; and (vi) Notes to Consolidated Financial Statements

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

Exhibits Incorporated by Reference. The following exhibits are incorporated into this report:

3.1	Amended and Restated Articles of Incorporation of the Registrant, incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 1997.
3.2	Amended and Restated By-Laws of the Registrant as amended through March 12, 2021, incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on March 12, 2021.
4.1	Description of the Company’s Common Stock, incorporated by reference to Exhibit 4.1 to the Registrant’s Form 10-K filed on January 8, 2021.
10.1*	Hurco Companies, Inc. 2016 Equity Incentive Plan, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 10, 2016.
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

10.7*

First Amendment to Employment Agreement, dated as of November 11, 2021, by and between Hurco Companies, Inc. and Michael Doar, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 17, 2021.

10.8*

Employment Agreement dated March 15, 2012, between Hurco Companies, Inc. and Gregory S. Volovic, incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed March 16, 2012.

10.9*

First Amendment to Employment Agreement, dated as of November 11, 2021, by and between Hurco Companies, Inc. and Gregory S. Volovic, incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on November 17, 2021.

10.10*

Employment Agreement dated March 15, 2012, between Hurco Companies, Inc. and Sonja K. McClelland, incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed March 16, 2012.

10.11*	Hurco Companies, Inc. 2008 Equity Incentive Plan, incorporated by reference to Appendix A of the Registrant’s definitive Proxy Statement on Schedule 14A filed January 28, 2008.
10.12*	Form of restated split-dollar insurance agreement, incorporated by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K for the year ended October 31, 2008.
10.13

Credit Agreement, dated as of December 31, 2018, among Hurco Companies, Inc. and Hurco B.V., as the Borrowers, certain subsidiaries party thereto, as the Guarantors, and Bank of America, N.A., as the Lender, incorporated by reference to Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the year ended October 31, 2018.

10.14

First Amendment to Credit Agreement, dated as of March 13, 2020, to the Credit Agreement, dated as of December 31, 2018, among Hurco Companies, Inc. and Hurco B.V., as the Borrowers, certain subsidiaries party thereto, as the Guarantors, and Bank of America, N.A., as the Lender, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed March 13, 2020.

10.15

Second Amendment to Credit Agreement, dated as of December 23, 2020, to the Credit Agreement, dated as of December 31, 2018, among Hurco Companies, Inc. and Hurco B.V., as the Borrowers, certain subsidiaries party thereto, as the Guarantors, and Bank of America, N.A., as the Lender, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed December 29, 2020.

10.16

Third Amendment to Credit Agreement, dated as of December 17, 2021, to the Credit Agreement, dated as of December 31, 2018, among Hurco Companies, Inc. and Hurco B.V., as the Borrowers, certain subsidiaries party thereto, as the Guarantors, and Bank of America, N.A., as the Lender, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed December 23, 2021.

*	The indicated exhibit is a management contract, compensatory plan, or arrangement required to be listed by Item 601 of Regulation S-K.

Item 16.FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, this 7th day of January, 2022.

HURCO COMPANIES, INC.

By:	/s/ Sonja K. McClelland
Sonja K. McClelland
Executive Vice President, Treasurer and
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature and Title(s)	Date

/s/ Gregory S. Volovic	January 7, 2022
Gregory S. Volovic
Chief Executive Officer and President of Hurco Companies, Inc.
(Principal Executive Officer)

/s/ Sonja K. McClelland	January 7, 2022
Sonja K. McClelland
Executive Vice President, Treasurer and
Chief Financial Officer of Hurco Companies, Inc.
(Principal Financial Officer)

/s/ HaiQuynh Jamison	January 7, 2022
HaiQuynh Jamison Corporate Controller of Hurco Companies, Inc. (Principal Accounting Officer)

/s/ Michael Doar	January 7, 2022
Michael Doar, Executive Chairman of the Board

/s/ Thomas A. Aaro	January 7, 2022
Thomas A. Aaro, Director

/s/ Cynthia Dubin	January 7, 2022
Cynthia Dubin, Director

/s/ Timothy J. Gardner	January 7, 2022
Timothy J. Gardner, Director

/s/ Jay C. Longbottom	January 7, 2022
Jay C. Longbottom, Director

/s/ Richard Porter	January 7, 2022
Richard Porter, Director

/s/ Janaki Sivanesan	January 7, 2022
Janaki Sivanesan, Director