Form 10-Q
period 2022-01-31
HURCO COMPANIES INC
filed 2022-03-04
CIK 315374

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

⌧   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended January 31, 2022 or

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

The number of shares of the Registrant’s common stock outstanding as of March 3, 2022 was 6,577,044.

HURCO COMPANIES, INC.

Form 10-Q Quarterly Report for Fiscal Quarter Ended January 31, 2022

PART I - FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

HURCO COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended
	January 31,
	2022	2021

	(unaudited)
Sales and service fees	$66,887	$54,115

Cost of sales and service	49,980	42,568

Gross profit	16,907	11,547

Selling, general and administrative expenses	11,697	10,568

Operating income	5,210	979

Interest expense	7	19

Interest income	53	16

Investment income, net	178	121

Other expense (income), net	256	(112)

Income before income taxes	5,178	1,209

Provision for income taxes	1,643	546

Net income	$3,535	$663

Income per common share

Basic	$0.53	$0.10
Diluted	$0.53	$0.10

Weighted average common shares outstanding

Basic	6,616	6,575
Diluted	6,642	6,584

Dividends paid per share	$0.14	$0.13

The accompanying notes are an integral part of the condensed consolidated financial statements.

HURCO COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Three Months Ended
	January 31,
	2022	2021

	(unaudited)
Net income	$3,535	$663

Other comprehensive income (loss):

Translation gain (loss) of foreign currency financial statements	(1,510)	4,184

(Gain) / loss on derivative instruments reclassified into operations, net of tax of $46 and $(114), respectively	149	(379)

Gain / (loss) on derivative instruments, net of tax of $104 and $(166), respectively	335	(554)

Total other comprehensive income (loss)	(1,026)	3,251

Comprehensive income	$2,509	$3,914

The accompanying notes are an integral part of the condensed consolidated financial statements.

HURCO COMPANIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	January 31,	October 31,
	2022	2021
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$90,029	$84,063
Accounts receivable, net	39,183	42,620
Inventories, net	152,893	148,216
Derivative assets	1,088	905
Prepaid assets	9,670	13,091
Other	54	975
Total current assets	292,917	289,870
Property and equipment:
Land	868	868
Building	7,352	7,352
Machinery and equipment	29,356	29,533
Leasehold improvements	5,221	5,172
	42,797	42,925
Less accumulated depreciation and amortization	(32,612)	(32,318)
Total property and equipment, net	10,185	10,607
Non–current assets:
Software development costs, less accumulated amortization	7,528	7,553
Intangible assets, net	1,488	1,565
Operating lease - right of use assets, net	9,815	10,624
Deferred income taxes	2,923	3,154
Investments and other assets, net	9,615	9,562
Total non–current assets	31,369	32,458
Total assets	$334,471	$332,935
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$52,599	$48,881
Customer deposits	8,610	8,593
Derivative liabilities	579	467
Operating lease liabilities	4,050	4,221
Accrued payroll and employee benefits	7,832	10,389
Accrued income taxes	2,438	1,192
Accrued expenses	4,813	5,911
Accrued warranty expenses	1,470	1,516
Total current liabilities	82,391	81,170
Non–current liabilities:
Deferred income taxes	98	68
Accrued tax liability	1,752	1,749
Operating lease liabilities	6,150	6,794
Deferred credits and other	4,610	4,735
Total non–current liabilities	12,610	13,346
Shareholders’ equity:
Preferred stock: no par value per share, 1,000,000 shares authorized; no shares issued	—	—
Common stock: no par value, $.10 stated value per share, 12,500,000 shares authorized; 6,681,589 and 6,691,052 shares issued and 6,607,437 and 6,617,717 shares outstanding, as of January 31, 2022 and October 31, 2021, respectively	661	662
Additional paid-in capital	63,404	63,924
Retained earnings	178,172	175,574
Accumulated other comprehensive loss	(2,767)	(1,741)
Total shareholders’ equity	239,470	238,419
Total liabilities and shareholders’ equity	$334,471	$332,935

The accompanying notes are an integral part of the condensed consolidated financial statements.

HURCO COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended
	January 31,
	2022	2021

	(unaudited)
Cash flows from operating activities:
Net income	$3,535	$663
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Provision for doubtful accounts	(86)	81
Deferred income taxes	(14)	132
Equity in (income) loss of affiliates	(114)	57
Foreign currency (gain) loss	367	(956)
Unrealized (gain) loss on derivatives	157	229
Depreciation and amortization	942	1,066
Stock–based compensation	789	659
Change in assets and liabilities:
(Increase) decrease in accounts receivable	3,041	374
(Increase) decrease in inventories	(5,935)	5,714
(Increase) decrease in prepaid expenses	4,156	(1,587)
Increase (decrease) in accounts payable, net of related parties	3,862	1,991
Increase (decrease) in customer deposits	67	(251)
Increase (decrease) in accrued expenses	(922)	(22)
Increase (decrease) in warranty expenses	(35)	18
Increase (decrease) in accrued payroll and employee benefits	(2,557)	218
Increase (decrease) in accrued income tax	1,257	246
Net change in derivative assets and liabilities	48	(229)
Other	853	631
Net cash provided by (used for) operating activities	9,411	9,034

Cash flows from investing activities:
Proceeds from sale of property and equipment	7	—
Purchase of property and equipment	(277)	(298)
Software development costs	(303)	(324)
Other investments	(262)	(140)
Net cash provided by (used for) investing activities	(835)	(762)

Cash flows from financing activities:
Proceeds from exercise of common stock options	117	—
Dividends paid	(937)	(865)
Taxes paid related to net settlement of restricted shares	(208)	(197)
Stock repurchases	(1,219)	—
Net cash provided by (used for) financing activities	(2,247)	(1,062)

Effect of exchange rate changes on cash and cash equivalents	(363)	1,484

Net increase (decrease) in cash and cash equivalents	5,966	8,694

Cash and cash equivalents at beginning of period	84,063	57,859

Cash and cash equivalents at end of period	$90,029	$66,553

The accompanying notes are an integral part of the condensed consolidated financial statements.

HURCO COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands, except shares outstanding)

					Accumulated
	Common Stock		Additional		Other
	Shares		Paid–in	Retained	Comprehensive
(unaudited)	Outstanding	Amount	Capital	Earnings	Income (Loss)	Total
Balances, October 31, 2020	6,565,163	$657	$60,997	$172,484	$(2,990)	$231,148
Net income	—	—	—	663	—	663
Other comprehensive income	—	—	—	—	3,251	3,251
Stock–based compensation expense, net of taxes withheld for vested restricted shares	18,463	1	461	—	—	462
Dividends paid	—	—	—	(865)	—	(865)
Balances, January 31, 2021	6,583,626	$658	$61,458	$172,282	$261	$234,659

Balances, October 31, 2021	6,617,717	$662	$63,924	$175,574	$(1,741)	$238,419
Net income	—	—	—	3,535	—	3,535
Other comprehensive income (loss)	—	—	—	—	(1,026)	(1,026)
Stock–based compensation expense, net of taxes withheld for vested restricted shares	24,440	2	579	—	—	581
Exercise of common stock options	5,437	1	116	—	—	117
Stock repurchases	(40,157)	(4)	(1,215)	—	—	(1,219)
Dividends paid	—	—	—	(937)	—	(937)
Balances, January 31, 2022	6,607,437	$661	$63,404	$178,172	$(2,767)	$239,470

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

We operate in the industrial equipment industry and have a global footprint that subjects us to various business risks in many different countries. Our operating results during fiscal years 2020, 2021 and the first quarter of fiscal 2022 were affected by the international business disruption due to the outbreak of COVID-19, vendor delays, transportation issues, inflationary cost pressures, competitive labor markets, uncertainty surrounding the U.K. Brexit activities, and political friction in the U.S and many regions of the world.  Because of the potential for extended vulnerability, we have closely evaluated the estimates we have made in preparing the financial statements as of January 31, 2022, with the understanding that these estimates could change in the near term. We will continue to evaluate and disclose any uncertainty associated with key assumptions underlying fair value estimates, trends, and uncertainties that have had, or are reasonably expected to have, a material effect on our consolidated financial position, results of operations, changes in shareholders' equity, and cash flows for and at the end of each interim period.

The condensed financial information as of January 31, 2022 and for the three months ended January 31, 2022 and January 31, 2021 is unaudited.  However, in our opinion, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary to present fairly our consolidated financial position, results of operations, changes in shareholders’ equity and cash flows for and at the end of the interim periods.  We suggest that you read these Condensed Consolidated Financial Statements in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended October 31, 2021.

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

We recognize revenues from the sale of machine tools, components and accessories, and services and reflect the consideration to which we expect to be entitled. We record revenues based on a five-step model in accordance with Financial Accounting Standards Board (“FASB”) guidance codified in Accounting Standard Codification (“ASC”) 606, “Revenue from Contracts with Customers” (“ASC 606”). In accordance with ASC 606, we have defined contracts as agreements with our customers and distributors in the form of purchase orders, packing or shipping documents, invoices, and, periodically, verbal requests for components and accessories. For each contract, we identify our performance obligations, which are delivering goods or services, determine the transaction price, allocate the contract transaction price to each of the performance obligations (when applicable), and recognize the revenue when (or as) the performance obligation to the customer is fulfilled.

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

Derivatives Designated as Hedging Instruments

We enter into foreign currency forward exchange contracts periodically to hedge certain forecasted inter-company sales and purchases denominated in the following foreign currencies: the Pound Sterling, Euro and New Taiwan Dollar.  The purpose of these instruments is to mitigate the risk that the U.S. Dollar net cash inflows and outflows resulting from sales and purchases denominated in foreign currencies will be adversely affected by changes in exchange rates.  These forward contracts have been designated as cash flow hedge instruments and are recorded in the Condensed Consolidated Balance Sheets at fair value in Derivative assets and Derivative liabilities.  The effective portion of the gains and losses resulting from the changes in the fair value of these hedge contracts is deferred in Accumulated other comprehensive income (loss) and recognized as an adjustment to Cost of sales and service in the period that the corresponding inventory sold that is the subject of the related hedge contract is recognized, thereby providing an offsetting economic impact against the corresponding change in the U.S. Dollar value of the inter-company sale or purchase being hedged.  The ineffective portion of gains and losses resulting from the changes in the fair value of these hedge contracts is immediately reported in Other expense (income), net.  We perform quarterly assessments of hedge effectiveness by verifying and documenting the critical terms of the hedge instrument and determining that forecasted transactions have not changed significantly.  We also assess on a quarterly basis whether there have been adverse developments regarding the risk of a counterparty default.

We had forward contracts outstanding as of January 31, 2022, denominated in Euros, Pounds Sterling and New Taiwan Dollars with set maturity dates ranging from February 2022 through January 2023. The contract amounts, expressed at forward rates in U.S. Dollars at January 31, 2022, were $23.6 million for Euros, $8.8 million for Pounds Sterling and $31.4 million for New Taiwan Dollars. At January 31, 2022, we had approximately $335,000 of gains, net of tax, related to cash flow hedges deferred in Accumulated other comprehensive income (loss). Included in this amount was $313,000 of unrealized gains, net of tax, related to cash flow hedge instruments that remain subject to currency fluctuation risk. The majority of these deferred gains will be recorded as an adjustment to Cost of sales and service in periods through January 2023, when the corresponding inventory that is the subject of the related hedge contracts is sold, as described above.

We are also exposed to foreign currency exchange risk related to our investment in net assets in foreign countries. To manage this risk, we entered into a forward contract with a notional amount of €3.0 million in November 2021. We designated this forward contract as a hedge of our net investment in Euro denominated assets. We selected the forward method under FASB guidance related to the accounting for derivative instruments and hedging activities. The forward method requires all changes in the fair value of the contract to be reported as a cumulative translation adjustment in Accumulated other comprehensive income (loss), net of tax, in the same manner as the underlying hedged net assets. This forward contract matures in November 2022. As of January 31, 2022, we had a realized gain of $0.9 million and an unrealized gain of $68,000, net of tax, recorded as cumulative translation adjustments in Accumulated other comprehensive income (loss) related to this forward contract.

Derivatives Not Designated as Hedging Instruments

We also enter into foreign currency forward exchange contracts to protect against the effects of foreign currency fluctuations on inter-company receivables, payables and loans denominated in foreign currencies. These derivative instruments are not designated as hedges under FASB guidance and, as a result, changes in their fair value are reported currently in Other expense (income), net in the Condensed Consolidated Statements of Operations consistent with the transaction gain or loss on the related receivables and payables denominated in foreign currencies.

We had forward contracts outstanding as of January 31, 2022, denominated in Euros, Pounds Sterling, and New Taiwan Dollars with set maturity dates ranging from February 2022 through July 2022.  The contract amounts, expressed at forward rates in U.S. Dollars at January 31, 2022, totaled $38.8 million.

Fair Value of Derivative Instruments

We recognize the fair value of derivative instruments as assets and liabilities on a gross basis on our Condensed Consolidated Balance Sheets. As of January 31, 2022 and October 31, 2021, all derivative instruments were recorded at fair value on our Condensed Consolidated Balance Sheets as follows (in thousands):

	January 31, 2022		October 31, 2021
	Balance Sheet	Fair	Balance Sheet	Fair
Derivatives	Location	Value	Location	Value
Designated as Hedging Instruments:
Foreign exchange forward contracts	Derivative assets	$917	Derivative assets	$646
Foreign exchange forward contracts	Derivative liabilities	$440	Derivative liabilities	$403

Not Designated as Hedging Instruments:
Foreign exchange forward contracts	Derivative assets	$171	Derivative assets	$259
Foreign exchange forward contracts	Derivative liabilities	$139	Derivative liabilities	$64

Effect of Derivative Instruments on the Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Changes in Shareholders’ Equity and Condensed Consolidated Statements of Operations

Derivative instruments had the following effects on our Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Changes in Shareholders’ Equity and Condensed Consolidated Statements of Operations, net of tax, during the three months ended January 31, 2022 and 2021 (in thousands):

			Location of Gain	Amount of Gain
	Amount of Gain (Loss)		(Loss) Reclassified	(Loss) Reclassified
	Recognized in Other		from Other	from Other
	Comprehensive		Comprehensive	Comprehensive
Derivatives	Income (Loss)		Income (Loss)	Income (Loss)
	Three Months Ended			Three Months Ended
	January 31,			January 31,
	2022	2021		2022	2021
Designated as Hedging Instruments:
(Effective portion)
Foreign exchange forward contracts – Intercompany sales/purchases	$335	$(554)	Cost of sales and service	$(149)	$379
Foreign exchange forward contract – Net investment	$69	$(110)

We did not recognize any gains or losses as a result of hedges deemed ineffective for either of the three months ended January 31, 2022 or 2021. We recognized the following gains and losses in our Condensed Consolidated Statements of Operations during the three months ended January 31, 2022 and 2021 on derivative instruments not designated as hedging instruments (in thousands):

	Location of Gain
	(Loss) Recognized	Amount of Gain (Loss)
Derivatives	in Operations	Recognized in Operations
		Three Months Ended
		January 31,
		2022	2021
Not Designated as Hedging Instruments:
Foreign exchange forward contracts	Other expense (income), net	$198	$(813)

The following table presents the changes in the components of Accumulated other comprehensive income (loss), net of tax, for the three months ended January 31, 2022 (in thousands):

	Foreign Currency	Cash Flow
	Translation	Hedges	Total
Balance, October 31, 2021	$(1,668)	$(73)	$(1,741)
Other comprehensive income (loss) before reclassifications	(1,510)	335	(1,175)
Reclassifications	—	149	149
Balance, January 31, 2022	$(3,178)	$411	$(2,767)

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

A summary of stock option activity for the three-month period ended January 31, 2022, is as follows:

		Weighted Average
	Stock Options	Exercise Price
Outstanding at October 31, 2021	16,996	$22.71
Options granted	—	—
Options exercised	(5,437)	21.45
Options cancelled	—	—
Outstanding at January 31, 2022	11,559	$23.30

Summarized information about outstanding stock options as of January 31, 2022, that have already vested and are currently exercisable, are as follows:

Options Already Vested and
Currently Exercisable
Number of outstanding options	11,559
Weighted average remaining contractual life (years)	0.86
Weighted average exercise price per share	$23.30
Intrinsic value of outstanding options	$103,000

The intrinsic value of an outstanding stock option is calculated as the difference between the stock price as of January 31, 2022 and the exercise price of the option.

On January 4, 2022, the Compensation Committee approved a long-term incentive compensation arrangement for our executive officers in the form of time-based restricted shares and performance stock units (“PSUs”) under the 2016 Equity Plan, which will be payable in shares of our common stock if earned and vested. The awards were approximately 25% time-based vesting and approximately 75% performance-based vesting. The three-year performance period for the PSUs is fiscal 2022 through fiscal 2024.

On that date, the Compensation Committee granted a total of 23,442 shares of time-based restricted stock to our executive officers. The restricted shares vest in thirds over three years from the date of grant provided the recipient remains employed through that date.  The grant date fair value of the restricted shares was based upon the closing sales price of our common stock on the date of grant, which was $30.39 per share.

On January 4, 2022, the Compensation Committee also granted a total target number of 34,203 PSUs to our executive officers designated as “PSU – TSR”. These PSUs were weighted as approximately 40% of the overall 2022 executive long-term incentive compensation arrangement and will vest and be paid based upon the total shareholder return of our common stock over the three-year period of fiscal 2022-2024, relative to the total shareholder return of the companies in a specified peer group over that period. Participants will have the ability to earn between 50% of the target number of the PSUs – TSR for achieving threshold performance and 200% of the target number of the PSUs – TSR for achieving maximum performance. The grant date fair value of the PSUs – TSR was $33.33 per PSU and was calculated using the Monte Carlo approach.

On January 4, 2022, the Compensation Committee also granted a total target number of 32,821 PSUs to our executive officers designated as “PSU – ROIC”. These PSUs were weighted as approximately 35% of the overall 2022 executive long-term incentive compensation arrangement and will vest and be paid based upon the achievement of pre-established goals related to our average return on invested capital over the three-year period of fiscal 2022-2024. Participants will have the ability to earn between 50% of the target number of the PSUs – ROIC for achieving threshold performance and 200% of the target number of the PSUs – ROIC for achieving maximum performance. The grant date fair value of the PSUs – ROIC was based on the closing sales price of our common stock on the grant date, which was $30.39 per share.

On November 10, 2021, the Compensation Committee granted a total of 8,234 shares of time-based restricted stock to our non-executive employees. The restricted shares vest in thirds over three years from the date of grant provided the recipient remains employed through that date. The grant date fair value of the restricted shares was based upon the closing sales price of our common stock on the date of grant, which was $33.99 per share.

A reconciliation of our restricted stock and PSU activity and related information for the three-month period ended January 31, 2022 is as follows:

		Weighted Average Grant
	Number of Shares	Date Fair Value
Unvested at October 31, 2021	262,556	$34.84
Shares or units granted	98,700	31.71
Shares or units vested	(24,053)	34.03
Shares or units cancelled	(61,500)	38.41
Shares withheld	(6,806)	34.03
Unvested at January 31, 2022	268,897	$32.97

During the first three months of fiscal 2022 and 2021, we recorded approximately $0.8 million and $0.7 million, respectively, of stock-based compensation expense related to grants under the 2016 Equity Plan. As of January 31, 2022, there was an estimated $5.9 million of total unrecognized stock-based compensation cost that we expect to recognize by the end of the first quarter of fiscal 2025.

5.    EARNINGS PER SHARE

Per share results have been computed based on the average number of common shares outstanding over the period in question.  The computation of basic and diluted net income per share is determined using net income applicable to common shareholders as the numerator and the number of shares outstanding as the denominator as follows (in thousands, except per share amounts):

	January 31,
	2022		2021
(in thousands, except per share amounts)	Basic	Diluted	Basic	Diluted
Net income	$3,535	$3,535	$663	$663
Undistributed earnings allocated to participating shares	(39)	(39)	(8)	(8)
Net income applicable to common shareholders	$3,496	$3,496	$655	$655

Weighted average shares outstanding	6,616	6,616	6,575	6,575
Stock options and contingently issuable securities	—	26	—	9
	6,616	6,642	6,575	6,584
Income per share	$0.53	$0.53	$0.10	$0.10

6.    ACCOUNTS RECEIVABLE

Accounts receivable are net of allowances for doubtful accounts of $1.6 million as of January 31, 2022 and $1.6 million as of October 31, 2021.

7.    INVENTORIES

Inventories, priced at the lower of cost (first-in, first-out method) or net realizable value, are summarized below (in thousands):

	January 31,	October 31,
	2022	2021
Purchased parts and sub–assemblies	$44,011	$37,527
Work–in–process	17,483	17,559
Finished goods	91,399	93,130
	$152,893	$148,216

8.    LEASES

We adopted Accounting Standards Update (“ASU”) No. 2016-02, “Leases” (“ASC 842”) on November 1, 2019.  Our lease portfolio includes leased production and assembly facilities, warehouses and distribution centers, office space, vehicles, material handling equipment utilized in our production and assembly facilities, laptops and other information technology equipment, as well as other miscellaneous leased equipment. Most of the leased production and assembly facilities have lease terms ranging from two to five years, although the terms and conditions of our leases can vary significantly from lease to lease. We have assessed the specific terms and conditions of each lease to determine the amount of the lease payments and the length of the lease term, which includes the minimum period over which lease payments are required plus any renewal options that are both within our control to exercise and reasonably certain of being exercised upon lease commencement. In determining whether or not a renewal option is reasonably certain of being exercised, we assessed all relevant factors to determine if sufficient incentives exist as of lease commencement to conclude renewal is reasonably certain. There are no material residual value guarantees provided by us, nor any restrictions or covenants imposed by the leases to which we are a party. In determining the lease liability, we utilize our incremental borrowing rate to discount the future lease payments over the lease term to present value.

In accordance with ASC 842, we record a right-of-use asset and lease liability on our Condensed Consolidated Balance Sheets for all leases that, at the commencement date, have a lease term of more than 12 months and are classified as operating leases.

We recorded total operating lease expense of $1.3 million for each of the three months ended January 31, 2022 and 2021, which is classified within Cost of sales and service and Selling, general and administrative expenses within the Condensed Consolidated Statements of Operations. Operating lease expense includes short-term leases and variable lease payments which are immaterial. There have been no lease costs capitalized on the Condensed Consolidated Balance Sheets as of January 31, 2022.

The following table summarizes supplemental cash flow information and non-cash activity related to operating leases for the three months ended January 31, 2022 (in thousands):

Three Months Ended
January 31, 2022
Operating cash flow information:
Cash paid for amounts included in the measurement of lease liabilities	$1,219
Non-cash information:
Right-of-use assets obtained in exchange for new operating lease liabilities	$849

The following table summarizes the maturities of undiscounted cash flows of lease commitments reconciled to the total lease liability as of January 31, 2022 (in thousands):

Remainder of 2022	$3,347
2023	3,122
2024	1,525
2025	841
2026	609
2026 and thereafter	1,089
Total	10,533
Less: Imputed interest	(333)
Present value of operating lease liabilities	$10,200

As of January 31, 2022, the weighted-average remaining term of our lease portfolio was approximately 3.7 years and the weighted-average discount rate was approximately 1.7%.

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

10.    GUARANTEES AND PRODUCT WARRANTIES

From time to time, our subsidiaries guarantee third party payment obligations in connection with the sale of machines to customers that use financing. We follow FASB guidance for accounting for guarantees (codified in ASC 460). As of January 31, 2022, we had eight outstanding third party payment guarantees totaling approximately $0.8 million. The terms of these guarantees are consistent with the underlying customer financing terms. Upon shipment of a machine, the customer assumes the risk of ownership. The customer does not obtain title, however, until it has paid for the machine. A retention of title clause allows us to recover the machine if the customer defaults on the financing. We accrue liabilities under these guarantees at fair value, which amounts are insignificant.

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

	Three Months Ended
	January 31,
	2022	2021
Balance, beginning of period	$1,516	$1,200
Provision for warranties during the year	646	713
Charges to the reserve	(680)	(722)
Impact of foreign currency translation	(12)	55
Balance, end of period	$1,470	$1,246

The year-over-year increase in our warranty reserve was primarily due to an increase in the number of machines under warranty from increased sales volume.

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

In March 2019, our wholly-owned subsidiaries in Taiwan (Hurco Manufacturing Limited (“HML”)), and China, (Ningbo Hurco Machine Tool, Ltd. (“NHML”)), closed on uncommitted revolving credit facilities with maximum aggregate amounts of 150 million New Taiwan Dollars and 32.5 million Chinese Yuan, respectively.  As uncommitted facilities, both the Taiwan and China credit facilities are subject to review and termination by the respective underlying lending institution from time to time.

As a result, as of January 31, 2022, our existing credit facilities consisted of the €1.5 million revolving credit facility in Germany, the 150 million New Taiwan Dollars Taiwan credit facility, the 32.5 million Chinese Yuan China credit facility and the $40.0 million revolving credit facility under the 2018 Credit Agreement.

As of January 31, 2022, there were no borrowings under any of our credit facilities and there was approximately $52.2 million of available borrowing capacity thereunder.

12.  INCOME TAXES

Our provision for income taxes and effective tax rate are affected by the geographical composition of pre-tax income that includes jurisdictions with differing tax rates, conditional reduced tax rates, and other events that are not consistent from period to period, such as changes in income tax laws.

We recorded an income tax expense for the first three months of fiscal 2022 of $1.6 million compared to $0.5 million for the same period in 2021. Our effective tax rate for the first three months of fiscal 2022 was 32%, compared to 45% in the corresponding prior year period. The decrease in the effective tax rate was primarily due to changes in geographic mix of income and loss that includes jurisdictions with differing tax rates, various discrete tax items, and changes in income tax laws to address the unfavorable impact of the COVID-19 pandemic.

Our unrecognized tax benefits were $202,000 as of January 31, 2022, and $198,000 as of October 31, 2021, and in each case included accrued interest.

We recognize accrued interest and penalties related to unrecognized tax benefits as components of income tax expense. As of January 31, 2022, the gross amount of interest accrued, reported in Accrued expenses, was approximately $32,000, which did not include the federal tax benefit of interest deductions.

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

In accordance with this guidance, the following table represents the fair value hierarchy for our financial assets and liabilities measured at fair value as of January 31, 2022 and October 31, 2021 (in thousands):

	Assets		Liabilities
	January 31, 2022	October 31, 2021	January 31, 2022	October 31, 2021
Level 1
Deferred compensation	$2,355	$2,481	$—	$—

Level 2
Derivatives	$1,088	$905	$579	$467

Included in Level 1 assets are mutual fund investments under a nonqualified deferred compensation plan. We estimate the fair value of these investments on a recurring basis using market prices that are readily available.

Included in Level 2 fair value measurements are derivative assets and liabilities related to gains and losses on foreign currency forward exchange contracts entered into with a third party. We estimate the fair value of these derivatives on a recurring basis using foreign currency exchange rates obtained from active markets. Derivative instruments are reported in the accompanying Condensed Consolidated Financial Statements at fair value. We have derivative financial instruments in the form of foreign currency forward exchange contracts as described in Note 3 of Notes to the Condensed Consolidated Financial Statements. The U.S. Dollar equivalent notional amounts of these contracts was $107.5 million and $94.6 million at January 31, 2022 and October 31, 2021, respectively.

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

15.  NEW ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Pronouncements:

In December 2019, FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which allows for companies to remove certain exceptions and clarifies certain requirements regarding franchise taxes, goodwill, consolidated tax expenses, and annual effective tax rate calculations.  This standard is effective for our fiscal year 2022. We adopted this standard on November 1, 2021.  This standard did not have a significant effect on our accounting policies or on our consolidated financial statements and related disclosures.

In March 2020, FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848) - Facilitation of the Effects of Reference Rate Reform on Financial Reporting.  This standard provides temporary optional expedients and exceptions to the U.S. Generally Accepted Accounting Principles guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from LIBOR and other interbank offered rates to alternative reference rates, such as SOFR.  This standard is effective for all entities beginning March 12, 2020 through December 31, 2022.  We adopted this standard on November 1, 2021.  This standard did not have a significant effect on our accounting policies or on our consolidated financial statements and related disclosures.

There have been no other significant changes in the Company’s critical accounting policies and estimates during the three months ended January 31, 2022.

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) contains information intended to help provide an understanding of our financial condition and other related matters, including our liquidity, capital resources and results of operations. The MD&A is provided as a supplement to, and should be read in conjunction with, our unaudited financial statements and the notes accompanying our unaudited financial statements appearing elsewhere in this report, as well as our audited financial statements, the accompanying notes and the MD&A included in our Annual Report on Form 10-K for the year ended October 31, 2021.

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

The market for machine tools is international in scope. We have both significant foreign sales and significant foreign manufacturing operations.  During the first three months of fiscal 2022, approximately 51% of our revenues were attributable to customers in Europe, where we typically sell more of our higher-performance, higher-priced VMX series machines.  Additionally, approximately 13% of our revenues were attributable to customers in the Asia Pacific region, where we encounter greater pricing pressures.

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

We operate in the industrial equipment industry and have a global footprint that subjects us to various business risks in many different countries. Our operations and operating results during fiscal years 2020, 2021 and the first quarter of fiscal 2022 were affected by the international business disruption due to the outbreak of COVID-19, vendor delays, transportation issues, inflationary cost pressures, competitive labor markets, uncertainty surrounding the U.K. Brexit activities, and political friction in the U.S and many regions of the world. We cannot predict the duration or scope of impact of the COVID-19 pandemic, as well as other aforementioned factors, and the potential impact to our operations and financial results cannot be reasonably estimated.  To date, we have experienced some delays in our supply chain and have not completely ceased operations at any of our global facilities, but have implemented remote working capabilities, as appropriate or otherwise required under local law. We have also implemented adjustments in discretionary spending, delayed capital expenditures, and monitored production activities closely in an effort to weather the adverse business climate. We have also received stimulus in various countries to support operations and implemented tax deferrals and provisions that were available to us. More recently, we have begun to see inflationary pressures and input cost increases imposed in our supply chains on components for our products. We have also seen capacity for transportation and freight services limited significantly by container or vessel availability and delays at departing and receiving ports, all of which have contributed to significantly increased costs and prices associated with the global shipment of our products.

RESULTS OF OPERATIONS

Three Months Ended January 31, 2022 Compared to Three Months Ended January 31, 2021

Sales and Service Fees.  Sales and service fees for the first quarter of fiscal 2022 were $66.9 million, an increase of $12.8 million, or 24%, compared to the corresponding prior year period, and included an unfavorable currency impact of $1.2 million, or 2%, when translating foreign sales to U.S. Dollars for financial reporting purposes.

Sales and Service Fees by Geographic Region

The following table sets forth net sales and service fees by geographic region for the first quarter ended January 31, 2022 and 2021 (dollars in thousands):

	Three Months Ended
	January 31,
	2022		2021		$ Change	% Change
Americas	$24,009	36%	$23,248	43%	$761	3%
Europe	34,118	51%	24,246	45%	9,872	41%
Asia Pacific	8,760	13%	6,621	12%	2,139	32%
Total	$66,887	100%	$54,115	100%	$12,772	24%

Sales in the Americas for the first quarter of fiscal 2022 increased by 3%, compared to the corresponding period in fiscal 2021, primarily due to an increased volume of shipments of higher-performance Hurco machines.

European sales for the first quarter of fiscal 2022 increased by 41%, compared to the corresponding period in fiscal 2021, and included an unfavorable currency impact of 5%, when translating foreign sales to U.S. Dollars for financial reporting purposes.  The increase in European sales for the first quarter of fiscal 2022 was primarily attributable to an increased volume of shipments of Hurco, Takumi, and Milltronics machines across the European regions where our customers are located, as well as increased sales of electro-mechanical components and accessories manufactured by our wholly owned subsidiary, LCM.

Asian Pacific sales for the first quarter of fiscal 2022 increased by 32%, compared to the corresponding period in fiscal 2021, and included a favorable currency impact of 1%, when translating foreign sales to U.S. Dollars for financial reporting purposes.  The increase in Asian Pacific sales primarily resulted from an increased volume of shipments of Hurco and Takumi machines in Southeast Asia and India, partially offset by a reduced volume of shipments of Hurco machines in China.

Sales and Service Fees by Product Category

The following table sets forth net sales and service fees by product category for the first quarter ended January 31, 2022 and 2021 (dollars in thousands):

	Three Months Ended
	January 31,
	2022		2021		$ Change	% Change
Computerized Machine Tools	$57,207	86%	$45,450	84%	$11,757	26%
Computer Control Systems and Software †	741	1%	523	1%	218	42%
Service Parts	6,967	10%	6,269	12%	698	11%
Service Fees	1,972	3%	1,873	3%	99	5%
Total	$66,887	100%	$54,115	100%	$12,772	24%

† Amounts shown do not include computer control systems and software sold as an integrated component of computerized machine tools.

Sales of computerized machine tools for the first quarter of fiscal 2022 increased by 26%, compared to the corresponding prior year period, primarily due to increased shipments of Hurco and Takumi machines across most regions and countries where our customers are located, other than China.  Sales of computer control systems and software and service fees for the first quarter of fiscal 2022 increased by 42% and 5%, respectively, compared to the corresponding prior year period.  The increases in control systems and software and service fees primarily resulted from increased demand in aftermarket software and services of Hurco product in France, Germany and the United Kingdom.  Sales of service parts for the first quarter of fiscal 2022 increased by 11%, compared to the corresponding prior year period, due mainly to increased shipments of Hurco and Takumi products in North America, France, Germany and the United Kingdom.  All product categories included an unfavorable currency impact of 2%, when translating foreign sales to U.S. Dollars for financial reporting purposes.

Orders.  Orders for the first quarter of fiscal 2022 were $70.9 million, an increase of $13.5 million, or 24%, compared to the corresponding period in fiscal 2021, and included an unfavorable currency impact of $1.7 million, or 3%, when translating foreign orders to U.S. Dollars.

The following table sets forth new orders booked by geographic region for the first quarter ended January 31, 2022 and 2021 (dollars in thousands):

	Three Months Ended
	January 31,
	2022		2021		$ Change	% Change
Americas	$22,116	31%	$23,845	42%	$(1,729)	(7)%
Europe	40,665	57%	25,795	45%	14,870	58%
Asia Pacific	8,074	12%	7,683	13%	391	5%
Total	$70,855	100%	$57,323	100%	$13,532	24%

Orders in the Americas for the first quarter of fiscal 2022 decreased by 7%, compared to the corresponding period in fiscal 2021, primarily due to decreased customer demand for Milltronics and Hurco machines.

European orders for the first quarter of fiscal 2022 increased by 58%, compared to the corresponding prior year period, and included an unfavorable currency impact of 7%, when translating foreign orders to U.S. Dollars.  The increase in orders was driven primarily by increased customer demand for Hurco, Takumi and Milltronics machines across the European region where our customers are located.

Asian Pacific orders for the first quarter of fiscal 2022 increased by 5%, compared to the corresponding prior year period, and included an unfavorable currency impact of less than 1%, when translating foreign orders to U.S. Dollars.  The increase in Asian Pacific orders was driven primarily by an increase in customer demand for Hurco vertical milling machines in Southeast Asia and India, partially offset by decreased demand for Hurco machines in China.

Gross Profit. Gross profit for the first quarter of fiscal 2022 was $16.9 million, or 25% of sales, compared to $11.5 million, or 21% of sales, for the corresponding prior year period.  The increase in gross profit as a percentage of sales reflected the increased volume of sales of Hurco and Takumi machines, particularly in Europe, the primary market for higher-performance machines, and the benefits of allocating fixed costs across higher production levels.

Operating Expenses. Selling, general, and administrative expenses for the first quarter of fiscal 2022 were $11.7 million, or 17% of sales, compared to $10.6 million, or 20% of sales, in the corresponding fiscal 2021 period, and included a favorable currency impact of $0.2 million, when translating foreign expenses to U.S. Dollars for financial reporting purposes.  The increase in selling, general, and administrative expenses was driven primarily by increased agent commissions, marketing and tradeshow expenses, incentive compensation, and employee support costs for the global sales operations.

Operating Income. Operating income for the first quarter of fiscal 2022 was $5.2 million compared to $1.0 million for the corresponding period in fiscal 2021.  The increase in operating income was primarily driven by the increased sales volume.

Other Expense (Income), Net.  Other expense (income), net for the first quarter of fiscal 2022 increased by $0.4 million from the corresponding period in fiscal 2021, due mainly to an increase in foreign currency exchange losses in the first quarter of fiscal 2022 compared to the same period in fiscal 2021.

Income Taxes. The effective tax rate for the first quarter of fiscal 2022 was 32%, compared to 45% in the corresponding prior year period. The year-over-year decrease in the effective tax rate was primarily due to changes in geographic mix of income and loss that includes jurisdictions with differing tax rates, various discrete tax items, and changes in income tax laws to address the unfavorable impact of the COVID-19 pandemic.

LIQUIDITY AND CAPITAL RESOURCES

At January 31, 2022, we had cash and cash equivalents of $90.0 million, compared to $84.1 million at October 31, 2021.  Approximately 41% of the $90.0 million of cash and cash equivalents was denominated in U.S. Dollars.  The balance was attributable to our foreign operations and is held in the local currencies of our various foreign entities, subject to fluctuations in currency exchange rates. We do not believe that the indefinite reinvestment of these funds offshore impairs our ability to meet our domestic working capital needs.

Working capital was $210.5 million at January 31, 2022 compared to $208.7 million at October 31, 2021.  The increase in working capital was primarily driven by an increase in cash and cash equivalents and inventories, partially offset by reductions in accounts receivable and prepaid assets and an increase in accounts payable, net of related parties.

Capital expenditures of $0.6 million during the first three months of fiscal 2022 were primarily for capital improvements in existing facilities and software development costs.  We funded these expenditures with cash on hand.

On March 10, 2021, we announced that our Board of Directors approved a share repurchase program in an aggregate amount of up to $7.0 million. Repurchases under the program may be made in the open market or through privately-negotiated transactions from time to time through March 10, 2023, subject to applicable laws, regulations and contractual provisions. The program may be amended, suspended or discontinued at any time and does not commit us to repurchase any shares of our common stock. During the first quarter of fiscal 2022, we repurchased $1.2 million in shares of our common stock, and $5.8 million remained available under the program as of January 31, 2022.

In addition, during the three months ended January 31, 2022, we paid cash dividends to our shareholders of $0.9 million. Future dividends are subject to approval of our Board of Directors and will depend upon many factors, including our results of operations, financial condition, capital requirements, regulatory and contractual restrictions, our business strategy and other factors deemed relevant by our Board of Directors from time to time.

On December 31, 2018, we and our subsidiary Hurco B.V. entered into the 2018 Credit Agreement with Bank of America, N.A., as the lender, which was subsequently amended on each of March 13, 2020, December 23, 2020 and December 17, 2021. The 2018 Credit Agreement provides for an unsecured revolving credit and letter of credit facility in a maximum aggregate amount of $40.0 million. The 2018 Credit Agreement provides that the maximum amount of outstanding letters of credit at any one time may not exceed $10.0 million, the maximum amount of outstanding loans made to our subsidiary Hurco B.V. at any one time may not exceed $20.0 million, and the maximum amount of all outstanding loans denominated in alternative currencies at any one time may not exceed $20.0 million. Under the 2018 Credit Agreement, we and Hurco B.V. are borrowers, and certain of our other subsidiaries are guarantors. The scheduled maturity date of the 2018 Credit Agreement is December 31, 2023.

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

As of January 31, 2022, our existing credit facilities consisted of the €1.5 million revolving credit facility in Germany, the 150 million New Taiwan Dollars Taiwan credit facility, the 32.5 million Chinese Yuan China credit facility and the $40.0 million revolving credit facility under the 2018 Credit Agreement.  We had no debt or borrowings under any of our credit facilities at January 31, 2022.

At January 31, 2022, we had an aggregate of approximately $52.2 million available for borrowing under our credit facilities and were in compliance with all covenants relating thereto.

We have an international cash pooling strategy that generally provides access to available cash deposits and credit facilities when needed in the U.S., Europe or Asia Pacific. We believe our access to cash pooling and our borrowing capacity under our credit facilities provide adequate liquidity to fund our global operations over the next twelve months and beyond, and allow us to remain committed to our strategic plan of product innovation, acquisitions, targeted penetration of developing markets, payment of dividends and our stock repurchase program.

We continue to receive and review information on businesses and assets for potential acquisition, including intellectual property assets that are available for purchase.

CRITICAL ACCOUNTING ESTIMATES

Our discussion and analysis of financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with U.S. Generally Accepted Accounting Principles. The preparation of financial statements in conformity with those accounting principles requires us to make judgments and estimates that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Those judgments and estimates have a significant effect on the financial statements because they result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Actual results could differ from those estimates. Our accounting policies, which are described in our Annual Report on Form 10 K for the fiscal year ended October 31, 2021, are frequently evaluated as our judgment and estimates are based upon historical experience and on various other assumptions that we believe to be reasonable under the circumstances. During the first three months of fiscal 2022, there were no material changes to our critical accounting estimates as described in the MD&A included in our Annual Report on Form 10 K for the year ended October 31, 2021.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

There have been no material changes related to our contractual obligations and commitments from the information provided in our Annual Report on Form 10-K for the fiscal year ended October 31, 2021.

OFF BALANCE SHEET ARRANGEMENTS

From time to time, our subsidiaries guarantee third party payment obligations in connection with the sale of machines to customers that use financing. We follow FASB guidance for accounting for guarantees (codified in ASC 460). As of January 31, 2022, we had eight outstanding third party payment guarantees totaling approximately $0.8 million. The terms of these guarantees are consistent with the underlying customer financing terms. Upon shipment of a machine, the customer assumes the risk of ownership. The customer does not obtain title, however, until the customer has paid for the machine. A retention of title clause allows us to recover the machine if the customer defaults on the financing. We accrue liabilities under these guarantees at fair value, which amounts are insignificant.

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

These risks, uncertainties and other factors include, but are not limited to:

•

The impact of the COVID 19 pandemic and other public health epidemics and pandemics on the global economy, our business and operations, our employees and the business, operations and economies of our customers and suppliers;

•The cyclical nature of the machine tool industry;

•Uncertain economic conditions, which may adversely affect overall demand, in the Americas, Europe and Asia Pacific markets;

•The risks of our international operations;

•	Governmental actions, initiatives and regulations, including import and export restrictions, duties and tariffs and changes to tax laws;

•The effects of changes in currency exchange rates;

•Competition with larger companies that have greater financial resources;

•The United Kingdom’s withdrawal from the European Union (Brexit);

•Our dependence on new product development;

•The need and/or ability to protect our intellectual property assets;

•The limited number of our manufacturing and supply chain sources;

•Increases in the prices of raw materials, especially steel and iron products;

•The effect of the loss of members of senior management and key personnel;

•Our ability to integrate acquisitions;

•Acquisitions that could disrupt our operations and affect operating results;

•Failure to comply with data privacy and security regulations;

•Breaches of our network and system security measures;

•Possible obsolescence of our technology and the need to make technological advances;

•Impairment of our assets;

•Negative or unforeseen tax consequences; and

•Uncertainty concerning our ability to use tax loss carryforwards.

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

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Interest on borrowings under our bank credit agreements are tied to prevailing domestic and foreign interest rates. At January 31, 2022, we had no borrowings outstanding under any of our credit facilities.

Foreign Currency Exchange Risk

In the first three months of fiscal 2021, we derived approximately 64% of our revenues from customers located outside of the Americas, where we invoiced and received payments in several foreign currencies. All of our computerized machine tools and computer control systems, as well as certain proprietary service parts, are sourced by our U.S.-based engineering and manufacturing division and re-invoiced to our foreign sales and service subsidiaries, primarily in their functional currencies.

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

Forward contracts for the sale or purchase of foreign currencies as of January 31, 2022, which are designated as cash flow hedges under FASB guidance related to accounting for derivative instruments and hedging activities, were as follows (in thousands, except weighted average forward rates):

				Contract Amount at
	Notional	Weighted		Forward Rates in
	Amount	Avg.		U.S. Dollars
Forward	in Foreign	Forward		Contract	January 31,
Contracts	Currency	Rate		Date	2022	Maturity Dates
Sale Contracts:
Euro	20,900	1.1591		24,224	23,566	Feb 2022 - Jan 2023
Sterling	6,550	1.3655		8,944	8,795	Feb 2022 - Jan 2023

Purchase Contracts:
New Taiwan Dollar	865,000	27.1758	*	31,830	31,432	Feb 2022 - Jan 2023

* New Taiwan Dollars per U.S. Dollar

Forward contracts for the sale or purchase of foreign currencies as of January 31, 2022, which were entered into to protect against the effects of foreign currency fluctuations on receivables and payables denominated in foreign currencies and are not designated as hedges under FASB guidance, were as follows (in thousands, except weighted average forward rates):

				Contract Amount at
	Notional	Weighted		Forward Rates in
	Amount	Avg.		U.S. Dollars
Forward	in Foreign	Forward		Contract	January 31,
Contracts	Currency	Rate		Date	2022	Maturity Dates
Sale Contracts:
Euro	7,036	1.1427		8,040	7,923	Feb 2022 - Jul 2022
Sterling	875	1.3468		1,178	1,175	Mar 2022

Purchase Contracts:
New Taiwan Dollar	826,280	27.7254	*	29,802	29,709	Feb 2022 - Apr 2022

* New Taiwan Dollars per U.S. Dollar

We are also exposed to foreign currency exchange risk related to our investment in net assets in foreign countries. To manage this risk, we have maintained a forward contract with a notional amount of €3.0 million. We designated this forward contract as a hedge of our net investment in Euro-denominated assets. We selected the forward method under FASB guidance related to the accounting for derivative instruments and hedging activities. The forward method requires all changes in the fair value of the contract to be reported as a cumulative translation adjustment in Accumulated other comprehensive income (loss), net of tax, in the same manner as the underlying hedged net assets. This forward contract matures in November 2022. As of January 31, 2022, we had a realized gain of $0.9 million and an unrealized gain of $68,000, net of tax, recorded as cumulative translation adjustments in Accumulated other comprehensive income (loss) related to the hedging of our net investment in Euro-denominated assets. Forward contracts for the sale or purchase of foreign currencies as of January 31, 2022, which are designated as net investment hedges under this guidance were as follows (in thousands, except weighted average forward rates):

	Notional	Weighted	Contract Amount at Forward Rates in
	Amount	Avg.	U.S. Dollars
Forward	in Foreign	Forward	Contract	January 31,	Maturity
Contracts	Currency	Rate	Date	2022	Date
Sale Contracts:
Euro	3,000	1.1557	3,467	3,400	Nov 2022

Item 4.    CONTROLS AND PROCEDURES

We conducted an evaluation under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2022, pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of the evaluation date.

There were no changes in our internal control over financial reporting during the three months ended January 31, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.    RISK FACTORS

There have been no material changes from the risk factors disclosed in Part I, Item 1A – Risk Factors in our Annual Report on Form 10-K for the year ended October 31, 2021. However, the COVID-19 pandemic could exacerbate or trigger the risks discussed in our Annual Report on Form 10-K for the year ended October 31, 2021, any of which could materially affect our business, financial condition and results of operations.

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 10, 2021, we announced that our Board of Directors approved a share repurchase program in an aggregate amount of up to $7.0 million. Repurchases under the program may be made in the open market or through privately-negotiated transactions from time to time through March 10, 2023, subject to applicable laws, regulations and contractual provisions. The program may be amended, suspended or discontinued at any time and does not commit us to repurchase any shares of our common stock. During the first quarter of fiscal 2022, we repurchased $1.2 million in shares of our common stock.

The following table summarizes the repurchases of common stock made by us during the three months ended January 31, 2022:

						Approximate
					Total Number of	Dollar Value of
					Shares	Shares that
					Purchased as	May Yet Be
					Part of Publicly	Purchased
	Total Number		Average Price		Announced	Under Plans or
	of Shares		Paid per		Plans or	Programs
	Purchased		Share		Programs(1)	($ in thousands)(1)
November 2021	525	(2)	$34.44		0	$7,000
December 2021	17,847		$29.46		17,847	$6,474
January 2022	28,591	(2)	$31.80	(3)	22,310	$5,778
Total	46,963				40,157

(1)	Includes commissions paid related to our repurchases of shares of common stock.
(2)	Includes shares of our common stock that were withheld to satisfy the income tax obligations of recipients of awards of 24,053 restricted shares, net of tax, granted under the 2016 Equity Plan in connection with the vesting of such awards. The average price paid per share was calculated using the closing sales price of our common stock on the date of grant for each of the respective shares withheld.
(3)	Reflects the average weighted price of the combined shares that were withheld to satisfy income tax obligations and the shares repurchased as part of the publicly announced programs.

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

10.1

Third Amendment to Credit Agreement, dated as of December 17, 2021, to the Credit Agreement, dated as of December 31, 2018, among Hurco Companies, Inc. and Hurco B.V., as the Borrowers, certain subsidiaries party thereto, as the Guarantors, and Bank of America, N.A., as the Lender, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed December 23, 2021.

10.2

First Amendment to Employment Agreement, dated as of November 11, 2021, by and between Hurco Companies, Inc. and Michael Doar, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 17, 2021.

10.3

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

101

The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2022, formatted in Inline XBRL: (i) Condensed Consolidated Statements of Operations; (ii) Condensed Consolidated Statements of Comprehensive Income (Loss); (iii) Condensed Consolidated Balance Sheets; (iv) Condensed Consolidated Statements of Cash Flows; (v) Condensed Consolidated Statements of Changes in Shareholders’ Equity; and (vi) Notes to Condensed Consolidated Financial Statements.

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

March 4, 2022