Form 10-Q
period 2022-04-30
HURCO COMPANIES INC
filed 2022-06-03
CIK 315374

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

⌧   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended April 30, 2022 or

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

The number of shares of the Registrant’s common stock outstanding as of May 31, 2022 was 6,566,994.

HURCO COMPANIES, INC.

Form 10-Q Quarterly Report for Fiscal Quarter Ended April 30, 2022

PART I - FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

HURCO COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2022	2021	2022	2021

Sales and service fees	$62,825	$57,920	$129,712	$112,035

Cost of sales and service	47,223	43,126	97,203	85,694

Gross profit	15,602	14,794	32,509	26,341

Selling, general and administrative expenses	12,515	11,273	24,212	21,841

Operating income (loss)	3,087	3,521	8,297	4,500

Interest expense	6	2	13	21

Interest income	—	—	53	16

Investment income	3	25	181	146

Other income (expense), net	(162)	(160)	(418)	(48)

Income (loss) before income taxes	2,922	3,384	8,100	4,593

Provision (benefit) for income taxes	893	947	2,536	1,493

Net income (loss)	$2,029	$2,437	$5,564	$3,100

Income (loss) per common share

Basic	$0.30	$0.37	$0.83	$0.47
Diluted	$0.30	$0.36	$0.83	$0.46

Weighted average common shares outstanding

Basic	6,571	6,596	6,594	6,585
Diluted	6,640	6,612	6,641	6,598

Dividends paid per share	$0.15	$0.14	$0.29	$0.27

The accompanying notes are an integral part of the condensed consolidated financial statements.

HURCO COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2022	2021	2022	2021

Net income (loss)	$2,029	$2,437	$5,564	$3,100

Other comprehensive income (loss):

Translation gain (loss) of foreign currency financial statements	(8,033)	122	(9,543)	4,306

(Gain) / loss on derivative instruments reclassified into operations, net of tax of $24, $(102), $70 and $(216), respectively	77	(340)	226	(719)

Gain / (loss) on derivative instruments, net of tax of $(11), $(23), $91 and $(189), respectively	(41)	(75)	294	(629)

Total other comprehensive income (loss)	(7,997)	(293)	(9,023)	2,958

Comprehensive income (loss)	$(5,968)	$2,144	$(3,459)	$6,058

The accompanying notes are an integral part of the condensed consolidated financial statements.

HURCO COMPANIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	April 30,	October 31,
	2022	2021
	(unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$82,042	$84,063
Accounts receivable, net	34,389	42,620
Inventories, net	153,305	148,216
Derivative assets	3,279	905
Prepaid assets	8,752	13,091
Other	220	975
Total current assets	281,987	289,870
Property and equipment:
Land	868	868
Building	7,352	7,352
Machinery and equipment	28,061	29,533
Leasehold improvements	4,753	5,172
	41,034	42,925
Less accumulated depreciation and amortization	(31,485)	(32,318)
Total property and equipment, net	9,549	10,607
Non–current assets:
Software development costs, less accumulated amortization	7,480	7,553
Intangible assets, net	1,399	1,565
Operating lease - right of use assets, net	9,006	10,624
Deferred income taxes	2,763	3,154
Investments and other assets, net	9,262	9,562
Total non–current assets	29,910	32,458
Total assets	$321,446	$332,935

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$49,853	$48,881
Customer deposits	6,121	8,593
Derivative liabilities	2,195	467
Operating lease liabilities	3,757	4,221
Accrued payroll and employee benefits	8,149	10,389
Accrued income taxes	1,982	1,192
Accrued expenses	5,099	5,911
Accrued warranty expenses	1,387	1,516
Total current liabilities	78,543	81,170
Non–current liabilities:
Deferred income taxes	80	68
Accrued tax liability	1,316	1,749
Operating lease liabilities	5,609	6,794
Deferred credits and other	4,247	4,735
Total non–current liabilities	11,252	13,346
Shareholders’ equity:
Preferred stock: no par value per share, 1,000,000 shares authorized; no shares issued	—	—
Common stock: no par value, $.10 stated value per share, 12,500,000 shares authorized; 6,645,352 and 6,691,052 shares issued and 6,566,994 and 6,617,717 shares outstanding, as of April 30, 2022 and October 31, 2021, respectively	657	662
Additional paid-in capital	62,543	63,924
Retained earnings	179,215	175,574
Accumulated other comprehensive loss	(10,764)	(1,741)
Total shareholders’ equity	231,651	238,419
Total liabilities and shareholders’ equity	$321,446	$332,935

The accompanying notes are an integral part of the condensed consolidated financial statements.

HURCO COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2022	2021	2022	2021

Cash flows from operating activities:
Net income (loss)	$2,029	$2,437	$5,564	$3,100
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities, net of acquisitions:
Provision for doubtful accounts	(107)	146	(193)	227
Deferred income taxes	79	379	65	511
Equity in loss (income) of affiliates	(276)	(93)	(390)	(36)
Foreign currency (gain) loss	815	296	1,182	(660)
Unrealized (gain) loss on derivatives	(485)	(372)	(328)	(143)
Depreciation and amortization	965	1,050	1,907	2,116
Stock–based compensation	806	721	1,595	1,380
Change in assets and liabilities, net of acquisitions:
(Increase) decrease in accounts receivable	3,521	(9,247)	6,562	(8,873)
(Increase) decrease in inventories	(6,741)	1,640	(12,676)	7,354
(Increase) decrease in prepaid expenses	1,226	426	5,382	(1,161)
Increase (decrease) in accounts payable	(111)	7,351	3,751	9,342
Increase (decrease) in customer deposits	(2,211)	3,048	(2,144)	2,797
Increase (decrease) in accrued expenses	784	56	(138)	34
Increase (decrease) in accrued payroll and employee benefits	317	617	(2,240)	835
Increase (decrease) in accrued income tax	(377)	(30)	880	216
Net change in derivative assets and liabilities	(77)	392	(29)	163
Other	(1,256)	83	(438)	732
Net cash provided by (used for) operating activities	(1,099)	8,900	8,312	17,934

Cash flows from investing activities:
Proceeds from sale of property and equipment	94	3	101	3
Purchase of property and equipment	(231)	(378)	(508)	(676)
Software development costs	(295)	(282)	(598)	(606)
Other investments	262	(42)	—	(182)
Net cash provided by (used for) investing activities	(170)	(699)	(1,005)	(1,461)

Cash flows from financing activities:
Proceeds from exercise of common stock options	—	—	117	—
Dividends paid	(986)	(924)	(1,923)	(1,789)
Taxes paid related to net settlement of restricted shares	—	—	(208)	(197)
Stock repurchases	(1,671)	—	(2,890)	—
Net cash provided by (used for) financing activities	(2,657)	(924)	(4,904)	(1,986)

Effect of exchange rate changes on cash and cash equivalents	(4,061)	58	(4,424)	1,542

Net increase (decrease) in cash and cash equivalents	(7,987)	7,335	(2,021)	16,029

Cash and cash equivalents at beginning of period	90,029	66,553	84,063	57,859

Cash and cash equivalents at end of period	$82,042	$73,888	$82,042	$73,888

The accompanying notes are an integral part of the condensed consolidated financial statements.

HURCO COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands, except shares outstanding)

	Three Months Ended April 30, 2022 and 2021
					Accumulated
	Common Stock		Additional		Other
	Shares		Paid–in	Retained	Comprehensive
	Outstanding	Amount	Capital	Earnings	Income (Loss)	Total
Balances, January 31, 2021	6,583,626	$658	$61,458	$172,282	$261	$234,659
Net income (loss)	—	—	—	2,437	—	2,437
Other comprehensive income (loss)	—	—	—	—	(293)	(293)
Stock–based compensation expense, net of taxes withheld for vested restricted shares	17,780	2	719	—	—	721
Dividends paid	—	—	—	(924)	—	(924)
Balances, April 30, 2021	6,601,406	$660	$62,177	$173,795	$(32)	$236,600

Balances, January 31, 2022	6,607,437	$661	$63,404	$178,172	$(2,767)	$239,470
Net income (loss)	—	—	—	2,029	—	2,029
Other comprehensive income (loss)	—	—	—	—	(7,997)	(7,997)
Stock–based compensation expense, net of taxes withheld for vested restricted shares	9,321	1	805	—	—	806
Stock repurchases	(49,764)	(5)	(1,666)	—	—	(1,671)
Dividends paid	—	—	—	(986)	—	(986)
Balances, April 30, 2022	6,566,994	$657	$62,543	$179,215	$(10,764)	$231,651

	Six Months Ended April 30, 2022 and 2021
					Accumulated
	Common Stock		Additional		Other
	Shares		Paid–in	Retained	Comprehensive
	Outstanding	Amount	Capital	Earnings	Income (Loss)	Total
Balances, October 31, 2020	6,565,163	$657	$60,997	$172,484	$(2,990)	$231,148
Net income (loss)	—	—	—	3,100	—	3,100
Other comprehensive income (loss)	—	—	—	—	2,958	2,958
Stock–based compensation expense, net of taxes withheld for vested restricted shares	36,243	3	1,180	—	—	1,183
Dividends paid	—	—	—	(1,789)	—	(1,789)
Balances, April 30, 2021	6,601,406	$660	$62,177	$173,795	$(32)	$236,600

Balances, October 31, 2021	6,617,717	$662	$63,924	$175,574	$(1,741)	$238,419
Net income (loss)	—	—	—	5,564	—	5,564
Other comprehensive income (loss)	—	—	—	—	(9,023)	(9,023)
Stock–based compensation expense, net of taxes withheld for vested restricted shares	33,761	3	1,384	—	—	1,387
Exercise of common stock options	5,437	1	116	—	—	117
Stock repurchases	(89,921)	(9)	(2,881)	—	—	(2,890)
Dividends paid	—	—	—	(1,923)	—	(1,923)
Balances, April 30, 2022	6,566,994	$657	$62,543	$179,215	$(10,764)	$231,651

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

We operate in the industrial equipment industry and have a global footprint that subjects us to various business risks in many different countries. Our operating results during fiscal years 2020, 2021 and the first six months of fiscal 2022 were affected by the international business disruption due to the outbreak of COVID-19 and continued lockdowns in certain markets, vendor delays, transportation issues, unusually high inflation, volatility of foreign currencies, competitive labor markets, uncertainty surrounding the U.K. Brexit activities, and political friction in the U.S and many regions of the world.  Because of the potential for extended vulnerability, we have closely evaluated the estimates we have made in preparing the financial statements as of April 30, 2022, with the understanding that these estimates could change in the near term. We will continue to evaluate and disclose any uncertainty associated with key assumptions underlying fair value estimates, trends, and uncertainties that have had, or are reasonably expected to have, a material effect on our consolidated financial position, results of operations, changes in shareholders' equity, and cash flows for and at the end of each interim period.

The condensed financial information as of April 30, 2022 and for the three and six months ended April 30, 2022 and April 30, 2021 is unaudited.  However, in our opinion, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary to present fairly our consolidated financial position, results of operations, changes in shareholders’ equity and cash flows for and at the end of the interim periods.  We suggest that you read these Condensed Consolidated Financial Statements in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended October 31, 2021.

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

Depending upon geographic location, after shipment, a machine may be installed at the customer’s facility by a distributor, independent contractor, or by one of our service technicians. In most instances, where a machine is sold through a distributor, we have no installation involvement. If sales are direct or through sales agents, we will typically complete the machine installation, which consists of the reassembly of certain parts that were removed for shipping and the re-testing of the machine to ensure that it is performing within the standard operating specifications. We consider the machine installation process for our three-axis machines to be inconsequential and immaterial within the context of the contract. For our five-axis machines that we install, we estimate the fair value of the installation performance obligation and recognize that installation revenue on a prorata basis over the period of the installation process.

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

We had forward contracts outstanding as of April 30, 2022, denominated in Euros, Pounds Sterling and New Taiwan Dollars with set maturity dates ranging from May 2022 through April 2023. The contract amounts, expressed at forward rates in U.S. Dollars at April 30, 2022, were $24.7 million for Euros, $7.2 million for Pounds Sterling and $29.7 million for New Taiwan Dollars. At April 30, 2022, we had approximately $295,000 of gains, net of tax, related to cash flow hedges deferred in Accumulated other comprehensive income (loss). Included in this amount was $178,000 of unrealized gains, net of tax, related to cash flow hedge instruments that remain subject to currency fluctuation risk. The majority of these deferred gains will be recorded as an adjustment to Cost of sales and service in periods through April 2023, when the corresponding inventory that is the subject of the related hedge contracts is sold, as described above.

We are also exposed to foreign currency exchange risk related to our investment in net assets in foreign countries. To manage this risk, we entered into a forward contract with a notional amount of €3.0 million in November 2021. We designated this forward contract as a hedge of our net investment in Euro denominated assets. We selected the forward method under FASB guidance related to the accounting for derivative instruments and hedging activities. The forward method requires all changes in the fair value of the contract to be reported as a cumulative translation adjustment in Accumulated other comprehensive income (loss), net of tax, in the same manner as the underlying hedged net assets. This forward contract matures in November 2022. As of April 30, 2022, we had a realized gain of $0.9 million and an unrealized gain of $0.2 million, net of tax, recorded as cumulative translation adjustments in Accumulated other comprehensive income (loss) related to this forward contract.

Derivatives Not Designated as Hedging Instruments

We also enter into foreign currency forward exchange contracts to protect against the effects of foreign currency fluctuations on inter-company receivables, payables and loans denominated in foreign currencies. These derivative instruments are not designated as hedges under FASB guidance and, as a result, changes in their fair value are reported currently in Other income (expense), net in the Condensed Consolidated Statements of Operations consistent with the transaction gain or loss on the related receivables and payables denominated in foreign currencies.

We had forward contracts outstanding as of April 30, 2022, denominated in Euros, Pounds Sterling, and New Taiwan Dollars with set maturity dates ranging from May 2022 through July 2022.  The contract amounts, expressed at forward rates in U.S. Dollars at April 30, 2022, totaled $38.2 million.

Fair Value of Derivative Instruments

We recognize the fair value of derivative instruments as assets and liabilities on a gross basis on our Condensed Consolidated Balance Sheets. As of April 30, 2022 and October 31, 2021, all derivative instruments were recorded at fair value on our Condensed Consolidated Balance Sheets as follows (in thousands):

	April 30, 2022		October 31, 2021
	Balance Sheet	Fair	Balance Sheet	Fair
Derivatives	Location	Value	Location	Value
Designated as Hedging Instruments:
Foreign exchange forward contracts	Derivative assets	$2,238	Derivative assets	$646
Foreign exchange forward contracts	Derivative liabilities	$1,742	Derivative liabilities	$403

Not Designated as Hedging Instruments:
Foreign exchange forward contracts	Derivative assets	$1,041	Derivative assets	$259
Foreign exchange forward contracts	Derivative liabilities	$453	Derivative liabilities	$64

Effect of Derivative Instruments on the Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Changes in Shareholders’ Equity and Condensed Consolidated Statements of Operations

Derivative instruments had the following effects on our Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Changes in Shareholders’ Equity and Condensed Consolidated Statements of Operations, net of tax, during the three months ended April 30, 2022 and 2021 (in thousands):

			Location of Gain	Amount of Gain
	Amount of Gain (Loss)		(Loss) Reclassified	(Loss) Reclassified
	Recognized in Other		from Other	from Other
	Comprehensive		Comprehensive	Comprehensive
Derivatives	Income (Loss)		Income (Loss)	Income (Loss)
	Three Months Ended			Three Months Ended
	April 30,			April 30,
	2022	2021		2022	2021
Designated as Hedging Instruments:
(Effective portion)
Foreign exchange forward contracts – Intercompany sales/purchases	$(41)	$(75)	Cost of sales and service	$(77)	$340
Foreign exchange forward contract – Net investment	$152	$30

We did not recognize any gains or losses as a result of hedges deemed ineffective for either of the three months ended April 30, 2022 or 2021. We recognized the following gains and losses in our Condensed Consolidated Statements of Operations during the three months ended April 30, 2022 and 2021 on derivative instruments not designated as hedging instruments (in thousands):

	Location of Gain
	(Loss) Recognized	Amount of Gain (Loss)
Derivatives	in Operations	Recognized in Operations
		Three Months Ended
		April 30,
		2022	2021
Not Designated as Hedging Instruments:
Foreign exchange forward contracts	Other income (expense), net	$581	$(590)

The following table presents the changes in the components of Accumulated other comprehensive income (loss), net of tax, for the three months ended April 30, 2022 (in thousands):

	Foreign Currency	Cash Flow
	Translation	Hedges	Total
Balance, January 31, 2022	$(3,178)	$411	$(2,767)
Other comprehensive income (loss) before reclassifications	(8,033)	(41)	(8,074)
Reclassifications	—	77	77
Balance, April 30, 2022	$(11,211)	$447	$(10,764)

Derivative instruments had the following effects on our Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Changes in Shareholders’ Equity and Condensed Consolidated Statements of Operations, net of tax, during the six months ended April 30, 2022 and 2021 (in thousands):

			Location of Gain	Amount of Gain
	Amount of Gain (Loss)		(Loss) Reclassified	(Loss) Reclassified
	Recognized in Other		from Other	from Other
	Comprehensive		Comprehensive	Comprehensive
	Income (Loss)		Income (Loss)	Income (Loss)
	Six Months Ended			Six Months Ended
	April 30,			April 30,
Derivatives	2022	2021		2022	2021
Designated as Hedging Instruments:
(Effective Portion)
Foreign exchange forward contracts – Intercompany sales/purchases	$294	$(629)	Cost of sales and service	$(226)	$719
Foreign exchange forward contract – Net investment	$221	$(80)

We did not recognize any gains or losses as a result of hedges deemed ineffective for either of the six months ended April 30, 2022 or 2021. We recognized the following gains and losses in our Condensed Consolidated Statements of Operations during the six months ended April 30, 2022 and 2021 on derivative instruments not designated as hedging instruments (in thousands):

	Location of Gain
	(Loss) Recognized	Amount of Gain (Loss)
Derivatives	in Operations	Recognized in Operations
		Six Months Ended
		April 30,
Derivatives		2022	2021
Not Designated as Hedging Instruments:
Foreign exchange forward contracts	Other income (expense), net	$779	$(1,403)

The following table presents the changes in the components of Accumulated other comprehensive income (loss), net of tax, for the six months ended April 30, 2022 (in thousands):

	Foreign	Cash
	Currency	Flow
	Translation	Hedges	Total
Balance, October 31, 2021	$(1,668)	$(73)	$(1,741)
Other comprehensive income (loss) before reclassifications	(9,543)	294	(9,249)
Reclassifications	—	226	226
Balance, April 30, 2022	$(11,211)	$447	$(10,764)

4.    EQUITY INCENTIVE PLAN

In March 2016, we adopted the Hurco Companies, Inc. 2016 Equity Incentive Plan (as amended as described below, the “2016 Equity Plan”), which allows us to grant awards of stock options, stock appreciation rights, restricted stock, stock units and other stock-based awards.  The 2016 Equity Plan replaced the Hurco Companies, Inc. 2008 Equity Incentive Plan (the “2008 Equity Plan”) and is the only active plan under which equity awards may be made by us to our employees and non-employee directors.  No further awards will be made under our 2008 Equity Plan.  The total number of shares of our common stock that may be issued pursuant to awards under the 2016 Equity Plan initially was 856,048, which included 386,048 shares remaining available for future grants under the 2008 Equity Plan as of March 10, 2016, the date our shareholders approved the 2016 Equity Plan.  On March 10, 2022, our shareholders approved the Amended and Restated Hurco Companies, Inc. 2016 Equity Incentive Plan, which, among other items, increased the aggregate number of shares that may be issued under the 2016 Equity Plan by 850,000 shares.

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

A summary of stock option activity for the six-month period ended April 30, 2022, is as follows:

		Weighted Average
	Stock Options	Exercise Price
Outstanding at October 31, 2021	$16,996	$22.71
Options granted	—	—
Options exercised	(5,437)	21.45
Options cancelled	—	—
Outstanding at April 30, 2022	$11,559	$23.30

Summarized information about outstanding stock options as of April 30, 2022, that have already vested and are currently exercisable, are as follows:

Options Already Vested and
Currently Exercisable
Number of outstanding options	11,559
Weighted average remaining contractual life (years)	0.62
Weighted average exercise price per share	$23.3
Intrinsic value of outstanding options	$58,600

The intrinsic value of an outstanding stock option is calculated as the difference between the stock price as of April 30, 2022 and the exercise price of the option.

On March 10, 2022, the Compensation Committee granted a total of 13,914 shares of time-based restricted stock to our non-employee directors. The restricted shares vest in full one year from the date of grant provided the recipient remains on the board of directors through that date. The grant date fair value of the restricted shares was based on the closing sales price of our common stock on the grant date, which was $34.49 per share.

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

A reconciliation of our restricted stock and PSU activity and related information for the six-month period ended April 30, 2022 is as follows:

		Weighted Average Grant
	Number of Shares	Date Fair Value
Unvested at October 31, 2021	$262,556	$34.84
Shares or units granted	112,614	32.05
Shares or units vested	(33,761)	34.90
Shares or units cancelled	(61,500)	38.41
Shares withheld	(6,806)	34.03
Unvested at April 30, 2022	$273,103	$32.90

During the first six months of fiscal 2022 and 2021, we recorded approximately $1.6 million and $1.4 million, respectively, of stock-based compensation expense related to grants under the 2016 Equity Plan. As of April 30, 2022, there was an estimated $5.4 million of total unrecognized stock-based compensation cost that we expect to recognize by the end of the first quarter of fiscal 2025.

5.    EARNINGS PER SHARE

Per share results have been computed based on the average number of common shares outstanding over the period in question.  The computation of basic and diluted net income per share is determined using net income applicable to common shareholders as the numerator and the number of shares outstanding as the denominator as follows (in thousands, except per share amounts):

	Three Months Ended				Six Months Ended
	April 30,				April 30,
	2022		2021		2022		2021
	Basic	Diluted	Basic	Diluted	Basic	Diluted	Basic	Diluted
Net income (loss)	$2,029	$2,029	$2,437	$2,437	$5,564	$5,564	$3,100	$3,100
Undistributed earnings (loss) allocated to participating shares	(24)	(24)	(27)	(27)	(65)	(65)	(34)	(34)
Net income (loss) applicable to common shareholders	$2,005	$2,005	$2,410	$2,410	$5,499	$5,499	$3,066	$3,066

Weighted average shares outstanding	6,571	6,571	6,596	6,596	6,594	6,594	6,585	6,585
Stock options and contingently issuable securities	—	69	—	16	—	47	—	13
	6,571	6,640	6,596	6,612	6,594	6,641	6,585	6,598
Income (loss) per share	$0.30	$0.30	$0.37	$0.36	$0.83	$0.83	$0.47	$0.46

6.    ACCOUNTS RECEIVABLE

Accounts receivable are net of allowances for doubtful accounts of $1.5 million as of April 30, 2022 and $1.6 million as of October 31, 2021.

7.    INVENTORIES

Inventories, priced at the lower of cost (first-in, first-out method) or net realizable value, are summarized below (in thousands):

	April 30,	October 31,
	2022	2021
Purchased parts and sub–assemblies	$45,233	$37,527
Work–in–process	17,541	17,559
Finished goods	90,531	93,130
	$153,305	$148,216

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

We recorded total operating lease expense of $2.6 million for each of the six months ended April 30, 2022 and 2021, which is classified within Cost of sales and service and Selling, general and administrative expenses within the Condensed Consolidated Statements of Operations. Operating lease expense includes short-term leases and variable lease payments which are immaterial. There have been no lease costs capitalized on the Condensed Consolidated Balance Sheets as of April 30, 2022.

The following table summarizes supplemental cash flow information and non-cash activity related to operating leases for the six months ended April 30, 2022 (in thousands):

Six Months Ended
April 30, 2022
Operating cash flow information:
Cash paid for amounts included in the measurement of lease liabilities	$2,370
Non-cash information:
Right-of-use assets obtained in exchange for new operating lease liabilities	$1,515

The following table summarizes the maturities of undiscounted cash flows of lease commitments reconciled to the total lease liability as of April 30, 2022 (in thousands):

Remainder of 2022	$2,206
2023	3,229
2024	1,724
2025	931
2026	581
2026 and thereafter	1,020
Total	9,691
Less: Imputed interest	(325)
Present value of operating lease liabilities	$9,366

As of April 30, 2022, the weighted-average remaining term of our lease portfolio was approximately 3.6 years and the weighted-average discount rate was approximately 1.8%.

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

10.    GUARANTEES AND PRODUCT WARRANTIES

From time to time, our subsidiaries guarantee third party payment obligations in connection with the sale of machines to customers that use financing. We follow FASB guidance for accounting for guarantees (codified in ASC 460). As of April 30, 2022, we had eight outstanding third party payment guarantees totaling approximately $0.8 million. The terms of these guarantees are consistent with the underlying customer financing terms. Upon shipment of a machine, the customer assumes the risk of ownership. The customer does not obtain title, however, until it has paid for the machine. A retention of title clause allows us to recover the machine if the customer defaults on the financing. We accrue liabilities under these guarantees at fair value, which amounts are insignificant.

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

	Six Months Ended
	April 30,
	2022	2021
Balance, beginning of period	$1,516	$1,200
Provision for warranties during the period	1,263	1,204
Charges to the reserve	(1,330)	(1,049)
Impact of foreign currency translation	(62)	62
Balance, end of period	$1,387	$1,417

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

As a result, as of April 30, 2022, our existing credit facilities consisted of the €1.5 million revolving credit facility in Germany, the 150 million New Taiwan Dollars Taiwan credit facility, the 32.5 million Chinese Yuan China credit facility and the $40.0 million revolving credit facility under the 2018 Credit Agreement.

As of April 30, 2022, there were no borrowings under any of our credit facilities and there was approximately $51.6 million of available borrowing capacity thereunder.

12.  INCOME TAXES

Our provision for income taxes and effective tax rate are affected by the geographical composition of pre-tax income which includes jurisdictions with differing tax rates, conditional reduced tax rates, and other events that are not consistent from period to period, such as changes in income tax laws.

We recorded an income tax expense for the first six months of fiscal 2022 of $2.5 million compared to $1.5 million for the same period in 2021. Our effective tax rate for the first six months of fiscal 2022 was 31%, compared to 33% in the corresponding prior year period. The year-over-year decrease in the effective tax rate was primarily due to changes in geographic mix of income and loss that includes jurisdictions with differing tax rates, various discrete tax items, and changes in income tax laws to address the unfavorable impact of the COVID-19 pandemic.

Our unrecognized tax benefits were $205,000 as of April 30, 2022, and $198,000 as of October 31, 2021, and in each case included accrued interest.

We recognize accrued interest and penalties related to unrecognized tax benefits as components of income tax expense. As of April 30, 2022, the gross amount of interest accrued, reported in Accrued expenses, was approximately $34,000, which did not include the federal tax benefit of interest deductions.

We file U.S. federal and state income tax returns, as well as tax returns in several foreign jurisdictions. The statutes of limitations with respect to unrecognized tax benefits will expire between August 2022 and August 2025.

Currently, our subsidiary in Taiwan is under tax audit for fiscal year 2019.

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

In accordance with this guidance, the following table represents the fair value hierarchy for our financial assets and liabilities measured at fair value as of April 30, 2022 and October 31, 2021 (in thousands):

	Assets		Liabilities
	April 30, 2022	October 31, 2021	April 30, 2022	October 31, 2021
Level 1
Deferred compensation	$2,111	$2,481	$—	$—

Level 2
Derivatives	$3,279	$905	$2,195	$467

Included in Level 1 assets are mutual fund investments under a nonqualified deferred compensation plan. We estimate the fair value of these investments on a recurring basis using market prices that are readily available.

Included in Level 2 fair value measurements are derivative assets and liabilities related to gains and losses on foreign currency forward exchange contracts entered into with a third party. We estimate the fair value of these derivatives on a recurring basis using foreign currency exchange rates obtained from active markets. Derivative instruments are reported in the accompanying Condensed Consolidated Financial Statements at fair value. We have derivative financial instruments in the form of foreign currency forward exchange contracts as described in Note 3 of Notes to the Condensed Consolidated Financial Statements. The U.S. Dollar equivalent notional amounts of these contracts was $108.5 million and $94.6 million at April 30, 2022 and October 31, 2021, respectively.

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

There have been no other significant changes in the Company’s critical accounting policies and estimates during the six months ended April 30, 2022.

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

The market for machine tools is international in scope. We have both significant foreign sales and significant foreign manufacturing operations.  During the first six months of fiscal 2022, approximately 50% of our revenues were attributable to customers in Europe, where we typically sell more of our higher-performance, higher-priced VMX series machines.  Additionally, approximately 14% of our revenues were attributable to customers in the Asia Pacific region, where we encounter greater pricing pressures.

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

We operate in the industrial equipment industry and have a global footprint that subjects us to various business risks in many different countries. Our operating results during fiscal years 2020, 2021 and the first six months of fiscal 2022 were affected by the international business disruption due to the outbreak of COVID-19 and continued lockdowns in certain markets, vendor delays, transportation issues, unusually high inflation, volatility of foreign currencies, competitive labor markets, uncertainty surrounding the U.K. Brexit activities, and political friction in the U.S and many regions of the world.  We cannot predict the duration or scope of impact of the COVID-19 pandemic, as well as other aforementioned factors, and the potential impact to our operations and financial results cannot be reasonably estimated.  To date, we have experienced some delays in our supply chain and have not completely ceased operations at any of our global facilities, but have implemented remote working capabilities, as appropriate or otherwise required under local law. We have also implemented adjustments in discretionary spending, delayed capital expenditures, and monitored production activities closely in an effort to weather the adverse business climate. We have also received stimulus in various countries to support operations and implemented tax deferrals and provisions that were available to us. More recently, we have begun to see inflationary pressures and input cost increases imposed in our supply chains on components for our products. We have also seen capacity for transportation and freight services limited significantly by container or vessel availability and delays at departing and receiving ports, all of which have contributed to significantly increased costs and prices associated with the global shipment of our products.

RESULTS OF OPERATIONS

Three Months Ended April 30, 2022 Compared to Three Months Ended April 30, 2021

Sales and Service Fees.  Sales and service fees for the second quarter of fiscal 2022 were $62.8 million, an increase of $4.9 million, or 8%, compared to the corresponding prior year period, and included an unfavorable currency impact of $2.5 million, or 4%, when translating foreign sales to U.S. Dollars for financial reporting purposes.

Sales and Service Fees by Geographic Region

The following table sets forth net sales and service fees by geographic region for the second quarter ended April 30, 2022 and 2021 (dollars in thousands):

	Three Months Ended
	April 30,
	2022		2021		$ Change	% Change
Americas	$22,409	36%	$19,723	34%	$2,686	14%
Europe	30,882	49%	28,949	50%	1,933	7%
Asia Pacific	9,534	15%	9,248	16%	286	3%
Total	$62,825	100%	$57,920	100%	$4,905	8%

Sales in the Americas for the second quarter of fiscal 2022 increased by 14%, compared to the corresponding period in fiscal 2021, primarily due to inflationary price increases, increased volume of shipments of higher-performance Hurco machines and increased sales of ProCobots automation solutions.

European sales for the second quarter of fiscal 2022 increased by 7%, compared to the corresponding period in fiscal 2021, and included an unfavorable currency impact of 8%, when translating foreign sales to U.S. dollars for financial reporting purposes.  This increase was primarily attributable to inflationary price increases, an increased volume of shipments of Hurco machines in Germany, Italy, and the United Kingdom, as well as increased sales of electro-mechanical components and accessories manufactured by our wholly-owned subsidiary, LCM.

Asian Pacific sales for the second quarter of fiscal 2022 increased by 3%, compared to the corresponding period in fiscal 2021, and included an unfavorable currency impact of 1%, when translating foreign sales to U.S. dollars for financial reporting purposes.  The increase in Asian Pacific sales primarily resulted from inflationary price increases and an increased volume of shipments of Hurco and Takumi machines in Southeast Asia and India, partially offset by a reduced volume of shipments of Hurco machines in China due to recent COVID-19 lockdowns.

Sales and Service Fees by Product Category

The following table sets forth net sales and service fees by product category for the second quarter ended April 30, 2022 and 2021 (dollars in thousands):

	Three Months Ended
	April 30,
	2022		2021		$ Change	% Change
Computerized Machine Tools	$53,153	85%	$48,435	84%	$4,718	10%
Computer Control Systems and Software †	624	1%	725	1%	(101)	(14)%
Service Parts	6,941	11%	6,873	12%	68	1%
Service Fees	2,107	3%	1,887	3%	220	12%
Total	$62,825	100%	$57,920	100%	$4,905	8%

† Amounts shown do not include computer control systems and software sold as an integrated component of computerized machine tools.

Sales of computerized machine tools for the second quarter of fiscal 2022 increased by 10%, compared to the corresponding prior year period, primarily due to inflationary price increases and increased shipments of higher-performance Hurco machines in Italy, Germany, Southeast Asia and North America.  Sales of computer control systems and software for the second quarter of fiscal 2022 decreased by 14%, compared to the corresponding prior year period, primarily due to a decrease in sales of Hurco software in France.  Sales of service parts and service fees for the second quarter of fiscal 2022 increased by 1% and 12%, respectively, compared to the corresponding prior year period, due mainly to increased aftermarket sales and service of Hurco and Milltronics products in North America and Germany.  All product categories included an unfavorable currency impact of 4%, when translating foreign sales to U.S. Dollars for financial reporting purposes.

Orders.  Orders for the second quarter of fiscal 2022 were $58.9 million, a decrease of $6.9 million, or 10%, compared to the corresponding period in fiscal 2021, and included an unfavorable currency impact of $1.4 million, or 2%, when translating foreign orders to U.S. Dollars.

The following table sets forth new orders booked by geographic region for the second quarter ended April 30, 2022 and 2021 (dollars in thousands):

	Three Months Ended
	April 30,
	2022		2021		$ Change	% Change
Americas	$24,421	42%	$19,306	30%	$5,115	26%
Europe	27,870	47%	34,401	52%	(6,531)	(19)%
Asia Pacific	6,567	11%	12,008	18%	(5,441)	(45)%
Total	$58,858	100%	$65,715	100%	$(6,857)	(10)%

Orders in the Americas for the second quarter of fiscal 2022 increased by 26%, compared to the corresponding period in fiscal 2021, primarily due to inflationary price increases, increased customer demand for higher-performance Hurco and Milltronics machines, and increased demand for ProCobots automation solutions.

European orders for the second quarter of fiscal 2022 decreased by 19%, compared to the corresponding prior year period, and included an unfavorable currency impact of 3%, when translating foreign orders to U.S. dollars.  This decrease was driven primarily by decreased customer demand for Hurco machines in the United Kingdom, Italy and France, as well as decreased customer demand for electro-mechanical components and accessories manufactured by LCM, partially offset by an increase in customer demand for Hurco machines in Germany and Milltronics machines in Italy.

Asian Pacific orders for the second quarter of fiscal 2022 decreased by 45%, compared to the corresponding prior year period, and included an unfavorable currency impact of 2%, when translating foreign orders to U.S. dollars.  The decrease in Asian Pacific orders was driven primarily by decreased customer demand for Hurco and Takumi machines in China and Southeast Asia due to recent COVID-19 lockdowns, partially offset by increased demand for Hurco machines in India.

Gross Profit. Gross profit for the second quarter of fiscal 2022 was $15.6 million, or 25% of sales, compared to $14.8 million, or 26% of sales, for the corresponding prior year period.  During the second quarter of fiscal 2021, we recorded approximately $0.8 million, or 1% of sales, for the employee retention credit extended to companies under the Economic Aid to Hard-Hit Small Businesses, Nonprofits, and Venues Act and the American Rescue Plan Act of 2021 (the “employee retention credit”).  While the employee retention credit did not recur in the second quarter of fiscal 2022, gross profit as a percentage of sales for the second quarter of fiscal 2022 benefitted from increased higher-performance machine sales, improved leverage of fixed overhead costs across higher production levels, and improved pricing due to changes in demand and normalized inventory levels.

Operating Expenses. Selling, general, and administrative expenses for the second quarter of fiscal 2022 were $12.5 million, or 20% of sales, compared to $11.3 million, or 19% of sales, in the corresponding fiscal 2021 period, and included a favorable currency impact of $0.4 million, when translating foreign expenses to U.S. dollars for financial reporting purposes.  We also recorded approximately $1.1 million, or 2% of sales, for the employee retention credit in selling, general and administrative expenses during the second quarter of fiscal 2021.  The year-over-year increase in selling, general, and administrative expenses was driven primarily by increased agent commissions, marketing and tradeshow expenses, and employee support costs for the global sales operations, partially offset by not recording the employee retention credit in selling, general and administrative expenses in the second quarter of 2022.

Operating Income. Operating income for the second quarter of fiscal 2022 was $3.1 million compared to $3.5 million for the corresponding period in fiscal 2021.  The decrease in operating income was primarily due to the $1.9 million, or 3% of sales, of employee retention credit recorded during the second quarter of fiscal 2021.

Other Income (Expense), Net.  Other income (expense), net for the second quarter of fiscal 2022 of $0.2 million was consistent with the corresponding prior year period.

Income Taxes. The effective tax rate for the second quarter of fiscal 2022 was 31%, compared to 28%, for the corresponding prior year period. The year-over-year increase in the effective tax rate was primarily due to changes in geographic mix of income and loss that includes jurisdictions with differing tax rates, various discrete tax items, and changes in income tax laws to address the unfavorable impact of the COVID-19 pandemic.

Six Months Ended April 30, 2022 Compared to Six Months Ended April 30, 2021

Sales and Service Fees.  Sales and service fees for the first six months of fiscal 2022 were $129.7 million, an increase of $17.7 million, or 16%, compared to the corresponding prior year period, and included an unfavorable currency impact of $3.7 million, or 3%, when translating foreign sales to U.S. Dollars for financial reporting purposes.

Sales and Service Fees by Geographic Region

The following table sets forth net sales and service fees by geographic region for the six months ended April 30, 2022 and 2021 (dollars in thousands):

	Six Months Ended
	April 30,
	2022		2021		$ Change	% Change
Americas	$46,418	36%	$42,971	38%	$3,447	8%
Europe	65,000	50%	53,195	48%	11,805	22%
Asia Pacific	18,294	14%	15,869	14%	2,425	15%
Total	$129,712	100%	$112,035	100%	$17,677	16%

Sales in the Americas for the first six months of fiscal 2022 increased by 8%, compared to the corresponding period in fiscal 2021, primarily due to inflationary price increases, increased volume of shipments of higher-performance Hurco machines and increased sales of ProCobots automation solutions.

European sales for the first six months of fiscal 2022 increased by 22%, compared to the corresponding period in fiscal 2021, and included an unfavorable currency impact of 7%, when translating foreign sales to U.S. dollars for financial reporting purposes.  This increase was primarily attributable to inflationary price increases, an increased volume of shipments of Hurco, Takumi, and Milltronics machines across the European region, as well as increased sales of electro-mechanical components and accessories manufactured by LCM.

Asian Pacific sales for the first six months of fiscal 2022 increased by 15%, compared to the corresponding period in fiscal 2021, and included an unfavorable currency impact of 1%, when translating foreign sales to U.S. dollars for financial reporting purposes.  The increase in Asian Pacific sales primarily resulted from inflationary price increases and an increased volume of shipments of Hurco and Takumi machines in Southeast Asia and India, partially offset by a reduced volume of shipments of Hurco machines in China due to recent COVID-19 lockdowns.

Sales and Service Fees by Product Category

The following table sets forth net sales and service fees by product category for the first six months ended April 30, 2022 and 2021 (dollars in thousands):

	Six Months Ended
	April 30,
	2022		2021		$ Change	% Change
Computerized Machine Tools	$110,360	85%	$93,885	84%	$16,475	18%
Computer Control Systems and Software †	1,365	1%	1,247	1%	118	9%
Service Parts	13,908	11%	13,143	12%	765	6%
Service Fees	4,079	3%	3,760	3%	319	8%
Total	$129,712	100%	$112,035	100%	$17,677	16%

† Amounts shown do not include computer control systems and software sold as an integrated component of computerized machine tools.

Sales of computerized machine tools and computer control systems and software for the first six months of fiscal 2022 increased by 18% and 9%, respectively, compared to the corresponding prior year period, primarily due to inflationary price increases and increased shipments of Hurco and Takumi machines across most regions and countries where our customers are located, other than China.  Sales of service parts for the first six months of fiscal 2022 increased by 6%, compared to the corresponding prior year period, due mainly to aftermarket sales of Hurco products in North America and the United Kingdom.  Service fees for the first six months of fiscal 2022 increased by 8%, compared to the corresponding prior year period, due mainly to aftermarket service of Hurco and Takumi products in Germany, the United Kingdom and France.  All product categories included an unfavorable currency impact of 3%, when translating foreign sales to U.S. Dollars for financial reporting purposes.

Orders.  Orders for the first six months of fiscal 2022 were $129.7 million, an increase of $6.7 million, or 5%, compared to the corresponding period in fiscal 2021, and included an unfavorable currency impact of $3.1 million, or 3%, when translating foreign orders to U.S. Dollars.

The following table sets forth new orders booked by geographic region for the six months ended April 30, 2022 and 2021 (dollars in thousands):

	Six Months Ended
	April 30,
	2022		2021		$ Change	% Change
Americas	$46,537	36%	$43,151	35%	$3,386	8%
Europe	68,535	53%	60,196	49%	8,339	14%
Asia Pacific	14,641	11%	19,691	16%	(5,050)	(26)%
Total	$129,713	100%	$123,038	100%	$6,675	5%

Orders in the Americas for the first six months of fiscal 2022 increased by 8%, compared to the corresponding period in fiscal 2021, primarily due to inflationary price increases and increased customer demand for higher-performance Hurco machines and ProCobots automation solutions.

European orders for the first six months of fiscal 2022 increased by 14%, compared to the corresponding prior year period, and included an unfavorable currency impact of 5%, when translating foreign orders to U.S. dollars.  The increase in orders was driven primarily by inflationary price increases and increased customer demand for Hurco and Takumi machines in Germany, France, and Italy, partially offset by decreased customer demand for Hurco machines in the United Kingdom and electro-mechanical components and accessories manufactured by LCM.

Asian Pacific orders for the first six months of fiscal 2022 decreased by 26%, compared to the corresponding prior year period, and included an unfavorable currency impact of 1%, when translating foreign orders to U.S. dollars.  The decrease in Asian Pacific orders year-over-year was driven primarily by decreased customer demand for Hurco and Takumi machines in China and Southeast Asia due to recent COVID-19 lockdowns, partially offset by increased demand for Hurco machines in India.

Gross Profit. Gross profit for the first six months of fiscal 2022 was $32.5 million, or 25% of sales, compared to $26.3 million, or 24% of sales, for the corresponding prior year period.  While the $0.8 million recorded in the prior year period for the employee retention credit did not recur in the current year period, gross profit as a percentage of sales for the first six months of fiscal 2022 benefitted from increased higher-performance machine sales, improved leverage of fixed overhead costs across higher production levels, and improved pricing due to changes in demand and normalized inventory levels.

Operating Expenses. Selling, general, and administrative expenses for the first six months of fiscal 2022 were $24.2 million, or 19% of sales, compared to $21.8 million, or 19% of sales, in the corresponding fiscal 2021 period, and included a favorable currency impact of $0.6 million, when translating foreign expenses to U.S. dollars for financial reporting purposes.  The increase in selling, general, and administrative expenses was driven primarily by increases in agent commissions, marketing and tradeshow expenses, and employee support costs for the global sales operations, partially offset by not recording any amounts in the fiscal 2022 period related to the employee retention credit, for which $1.1 million was recorded in selling, general and administrative expenses in the fiscal 2021 period.

Operating Income. Operating income for the first six months of fiscal 2022 was $8.3 million compared to $4.5 million for the corresponding period in fiscal 2021.  The increase in operating income was primarily driven by the increased sales volume.

Other Income (Expense), Net.  Other income (expense), net for the first six months of fiscal 2022 decreased by $0.4 million from the corresponding period in fiscal 2021, due mainly to an increase in foreign currency exchange losses in the first six months of fiscal 2022 compared to the same period in fiscal 2021.

Income Taxes. The effective tax rate for the first six months of fiscal 2022 was 31%, compared to 33% for the corresponding prior year period. The year-over-year decrease in the effective tax rate was primarily due to changes in geographic mix of income and loss that includes jurisdictions with differing tax rates, various discrete tax items, and changes in income tax laws to address the unfavorable impact of the COVID-19 pandemic.

LIQUIDITY AND CAPITAL RESOURCES

At April 30, 2022, we had cash and cash equivalents of $82.0 million, compared to $84.1 million at October 31, 2021.  Approximately 15% of the $82.0 million of cash and cash equivalents was denominated in U.S. Dollars.  The balance was attributable to our foreign operations and is held in the local currencies of our various foreign entities, subject to fluctuations in currency exchange rates. We do not believe that the indefinite reinvestment of these funds offshore impairs our ability to meet our domestic working capital needs.

Working capital was $203.4 million at April 30, 2022, compared to $208.7 million at October 31, 2021.  The decrease in working capital was primarily driven by decreases in accounts receivable, prepaid assets, partially offset by an increase in inventories and a decrease in customer deposits.

Capital expenditures of $1.1 million during the first six months of fiscal 2022 were primarily for capital improvements in existing facilities and software development costs.  We funded these expenditures with cash on hand.

On March 10, 2021, we announced that our Board of Directors approved a share repurchase program in an aggregate amount of up to $7.0 million. Repurchases under the program may be made in the open market or through privately-negotiated transactions from time to time through March 10, 2023, subject to applicable laws, regulations and contractual provisions. The program may be amended, suspended or discontinued at any time and does not commit us to repurchase any shares of our common stock. During the first six months of fiscal 2022, we repurchased $2.9 million in shares of our common stock, and $4.1 million remained available under the program as of April 30, 2022.

In addition, during the six months ended April 30, 2022, we paid cash dividends to our shareholders of $1.9 million. Future dividends are subject to approval of our Board of Directors and will depend upon many factors, including our results of operations, financial condition, capital requirements, regulatory and contractual restrictions, our business strategy and other factors deemed relevant by our Board of Directors from time to time.

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

Borrowings under the 2018 Credit Agreement bear interest at floating rates based on, at our option, either (i) a rate based upon the SOFR, the Sterling Overnight Index Average Reference Rate, the Euro Interbank Offering Rate, or another alternative currency-based rate approved by the lender, depending on the term of the loan and the currency in which such loan is denominated, plus 1.00% per annum, or (ii) a base rate (which is the highest of (a) the federal funds rate plus 0.50%, (b) the prime rate or (c) the one month SOFR-based rate plus 1.00%), plus 0.00% per annum. Outstanding letters of credit will carry an annual rate of 1.00%.

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

As of April 30, 2022, our existing credit facilities consisted of the €1.5 million revolving credit facility in Germany, the 150 million New Taiwan Dollars Taiwan credit facility, the 32.5 million Chinese Yuan China credit facility and the $40.0 million revolving credit facility under the 2018 Credit Agreement.  We had no debt or borrowings under any of our credit facilities at April 30, 2022.

At April 30, 2022, we had an aggregate of approximately $51.6 million available for borrowing under our credit facilities and were in compliance with all covenants relating thereto.

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

CRITICAL ACCOUNTING ESTIMATES

Our discussion and analysis of financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with U.S. Generally Accepted Accounting Principles. The preparation of financial statements in conformity with those accounting principles requires us to make judgments and estimates that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Those judgments and estimates have a significant effect on the financial statements because they result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Actual results could differ from those estimates. Our accounting policies, which are described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2021, are frequently evaluated as our judgment and estimates are based upon historical experience and on various other assumptions that we believe to be reasonable under the circumstances. During the first six months of fiscal 2022, there were no material changes to our critical accounting estimates as described in the MD&A included in our Annual Report on Form 10-K for the year ended October 31, 2021.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

There have been no material changes related to our contractual obligations and commitments from the information provided in our Annual Report on Form 10-K for the fiscal year ended October 31, 2021.

OFF BALANCE SHEET ARRANGEMENTS

From time to time, our subsidiaries guarantee third party payment obligations in connection with the sale of machines to customers that use financing. We follow FASB guidance for accounting for guarantees (codified in ASC 460). As of April 30, 2022, we had eight outstanding third party payment guarantees totaling approximately $0.8 million. The terms of these guarantees are consistent with the underlying customer financing terms. Upon shipment of a machine, the customer assumes the risk of ownership. The customer does not obtain title, however, until the customer has paid for the machine. A retention of title clause allows us to recover the machine if the customer defaults on the financing. We accrue liabilities under these guarantees at fair value, which amounts are insignificant.

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

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Interest on borrowings under our bank credit agreements are tied to prevailing domestic and foreign interest rates. At April 30, 2022, we had no borrowings outstanding under any of our credit facilities.

Foreign Currency Exchange Risk

In the first six months of fiscal 2022, we derived approximately 64% of our revenues from customers located outside of the Americas, where we invoiced and received payments in several foreign currencies. All of our computerized machine tools and computer control systems, as well as certain proprietary service parts, are sourced by our U.S.-based engineering and manufacturing division and re-invoiced to our foreign sales and service subsidiaries, primarily in their functional currencies.

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

Forward contracts for the sale or purchase of foreign currencies as of April 30, 2022, which are designated as cash flow hedges under FASB guidance related to accounting for derivative instruments and hedging activities, were as follows (in thousands, except weighted average forward rates):

				Contract Amount at
	Notional	Weighted		Forward Rates in
	Amount	Avg.		U.S. Dollars
Forward	in Foreign	Forward		Contract	April 30,
Contracts	Currency	Rate		Date	2022	Maturity Dates
Sale Contracts:
Euro	23,250	1.1270		26,203	24,743	May 2022 - April 2023
Sterling	5,750	1.3463		7,741	7,243	May 2022 - April 2023

Purchase Contracts:
New Taiwan Dollar	865,000	27.4840	*	31,473	29,748	May 2022 - April 2023

* New Taiwan Dollars per U.S. Dollar

Forward contracts for the sale or purchase of foreign currencies as of April 30, 2022, which were entered into to protect against the effects of foreign currency fluctuations on receivables and payables denominated in foreign currencies and are not designated as hedges under FASB guidance, were as follows (in thousands, except weighted average forward rates):

				Contract Amount at
	Notional	Weighted		Forward Rates in
	Amount	Avg.		U.S. Dollars
Forward	in Foreign	Forward		Contract	April 30,
Contracts	Currency	Rate		Date	2022	Maturity Dates
Sale Contracts:
Euro	16,618	1.1071		18,398	17,575	May 2022 - July 2022
Sterling	3,190	1.3014		4,151	4,011	June 2022

Purchase Contracts:
New Taiwan Dollar	489,660	28.7516	*	17,031	16,622	May 2022 - July 2022

* New Taiwan Dollars per U.S. Dollar

We are also exposed to foreign currency exchange risk related to our investment in net assets in foreign countries. To manage this risk, we have maintained a forward contract with a notional amount of €3.0 million. We designated this forward contract as a hedge of our net investment in Euro-denominated assets. We selected the forward method under FASB guidance related to the accounting for derivative instruments and hedging activities. The forward method requires all changes in the fair value of the contract to be reported as a cumulative translation adjustment in Accumulated other comprehensive income (loss), net of tax, in the same manner as the underlying hedged net assets. This forward contract matures in November 2022. As of April 30, 2022, we had a realized gain of $0.9 million and an unrealized gain of $0.2 million, net of tax, recorded as cumulative translation adjustments in Accumulated other comprehensive income (loss) related to the hedging of our net investment in Euro-denominated assets. Forward contracts for the sale or purchase of foreign currencies as of April 30, 2022, which are designated as net investment hedges under this guidance were as follows (in thousands, except weighted average forward rates):

			Contract Amount at Forward Rates in
	Notional	Weighted	U.S. Dollars
Forward	Amount	Avg.	Contract	April 30,
Contracts	in Foreign Currency	Forward Rate	Date	2022	Maturity Date
Sale Contracts:
Euro	3,000	1.1557	3,467	3,204	Nov 2022

Item 4.    CONTROLS AND PROCEDURES

We conducted an evaluation under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2022, pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of the evaluation date.

There were no changes in our internal control over financial reporting during the three months ended April 30, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 10, 2021, we announced that our Board of Directors approved a share repurchase program in an aggregate amount of up to $7.0 million. Repurchases under the program may be made in the open market or through privately-negotiated transactions from time to time through March 10, 2023, subject to applicable laws, regulations and contractual provisions. The program may be amended, suspended or discontinued at any time and does not commit us to repurchase any shares of our common stock. During the first six months of fiscal 2022, we repurchased $2.9 million in shares of our common stock.

The following table summarizes the repurchases of common stock made by us during the three months ended April 30, 2022:

				Approximate
			Total Number of	Dollar Value of
			Shares	Shares that
			Purchased as	May Yet Be
			Part of Publicly	Purchased
	Total Number	Average Price	Announced	Under Plans or
	of Shares	Paid per	Plans or	Programs
	Purchased	Share(1)	Programs(1)	($ in thousands) (1)
February 2022	26,460	$33.43	26,460	$4,895
March 2022	23,304	$33.72	23,304	$4,110
April 2022	—	$—	—	$4,110
Total	49,764		49,764

(1)	Reflects the average weighted price of the shares repurchased as part of the publicly announced programs and includes commissions paid related to our repurchase of shares of common stock.

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

10.1

Hurco Companies, Inc. 2016 Equity Incentive Plan, as amended and restated as of March 10, 2022 (incorporated by reference to Appendix A to the Company’s definitive proxy statement for its 2022 annual meeting of shareholders filed on January 24, 2022).

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

101

The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2022, formatted in Inline XBRL: (i) Condensed Consolidated Statements of Operations; (ii) Condensed Consolidated Statements of Comprehensive Income (Loss); (iii) Condensed Consolidated Balance Sheets; (iv) Condensed Consolidated Statements of Cash Flows; (v) Condensed Consolidated Statements of Changes in Shareholders’ Equity; and (vi) Notes to Condensed Consolidated Financial Statements.

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

June 3, 2022