Form 10-Q
period 2022-07-31
HURCO COMPANIES INC
filed 2022-09-02
CIK 315374

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

⌧   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended July 31, 2022 or

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

The number of shares of the Registrant’s common stock outstanding as of August 31, 2022 was 6,566,994.

HURCO COMPANIES, INC.

Form 10-Q Quarterly Report for Fiscal Quarter Ended July 31, 2022

PART I - FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

HURCO COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2022	2021	2022	2021

Sales and service fees	$57,640	$54,178	$187,352	$166,213

Cost of sales and service	43,241	41,204	140,444	126,898

Gross profit	14,399	12,974	46,908	39,315

Selling, general and administrative expenses	12,647	10,331	36,859	32,172

Operating income (loss)	1,752	2,643	10,049	7,143

Interest expense	9	2	22	23

Interest income	16	17	69	33

Investment income (loss)	(11)	8	170	154

Other income (expense), net	(22)	11	(440)	(37)

Income (loss) before income taxes	1,726	2,677	9,826	7,270

Provision (benefit) for income taxes	488	1,109	3,024	2,602

Net income (loss)	$1,238	$1,568	$6,802	$4,668

Income (loss) per common share

Basic	$0.19	$0.23	$1.02	$0.70
Diluted	$0.18	$0.23	$1.01	$0.70

Weighted average common shares outstanding

Basic	6,567	6,601	6,585	6,591
Diluted	6,629	6,618	6,637	6,605

Dividends paid per share	$0.15	$0.14	$0.44	$0.41

The accompanying notes are an integral part of the condensed consolidated financial statements.

HURCO COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2022	2021	2022	2021

Net income (loss)	$1,238	$1,568	$6,802	$4,668

Other comprehensive income (loss):

Translation gain (loss) of foreign currency financial statements	(3,079)	(732)	(12,622)	3,574

(Gain) / loss on derivative instruments reclassified into operations, net of tax of $23, $6, $93 and $(210), respectively	76	20	302	(699)

Gain / (loss) on derivative instruments, net of tax of $30, $(83), $121 and $(272), respectively	95	(277)	389	(906)

Total other comprehensive income (loss)	(2,908)	(989)	(11,931)	1,969

Comprehensive income (loss)	$(1,670)	$579	$(5,129)	$6,637

The accompanying notes are an integral part of the condensed consolidated financial statements.

HURCO COMPANIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	July 31,	October 31,
	2022	2021
	(unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$73,536	$84,063
Accounts receivable, net	35,722	42,620
Inventories, net	159,818	148,216
Derivative assets	2,953	905
Prepaid assets	8,438	13,091
Other	204	975
Total current assets	280,671	289,870
Property and equipment:
Land	868	868
Building	7,352	7,352
Machinery and equipment	27,703	29,533
Leasehold improvements	4,643	5,172
	40,566	42,925
Less accumulated depreciation and amortization	(31,483)	(32,318)
Total property and equipment, net	9,083	10,607
Non–current assets:
Software development costs, less accumulated amortization	7,363	7,553
Intangible assets, net	1,322	1,565
Operating lease - right of use assets, net	8,804	10,624
Deferred income taxes	2,617	3,154
Investments and other assets, net	9,246	9,562
Total non–current assets	29,352	32,458
Total assets	$319,106	$332,935

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$48,104	$48,881
Customer deposits	6,187	8,593
Derivative liabilities	2,226	467
Operating lease liabilities	3,839	4,221
Accrued payroll and employee benefits	8,816	10,389
Accrued income taxes	1,873	1,192
Accrued expenses	5,914	5,911
Accrued warranty expenses	1,437	1,516
Total current liabilities	78,396	81,170
Non–current liabilities:
Deferred income taxes	67	68
Accrued tax liability	1,314	1,749
Operating lease liabilities	5,306	6,794
Deferred credits and other	4,255	4,735
Total non–current liabilities	10,942	13,346
Shareholders’ equity:
Preferred stock: no par value per share, 1,000,000 shares authorized; no shares issued	—	—
Common stock: no par value, $.10 stated value per share, 12,500,000 shares authorized; 6,645,352 and 6,691,052 shares issued and 6,566,994 and 6,617,717 shares outstanding, as of July 31, 2022 and October 31, 2021, respectively	657	662
Additional paid-in capital	63,334	63,924
Retained earnings	179,449	175,574
Accumulated other comprehensive loss	(13,672)	(1,741)
Total shareholders’ equity	229,768	238,419
Total liabilities and shareholders’ equity	$319,106	$332,935

The accompanying notes are an integral part of the condensed consolidated financial statements.

HURCO COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2022	2021	2022	2021

Cash flows from operating activities:
Net income (loss)	$1,238	$1,568	$6,802	$4,668
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Provision for doubtful accounts	14	(1)	(179)	226
Deferred income taxes	(70)	192	(5)	703
Equity in loss (income) of affiliates	(72)	(33)	(462)	(69)
Foreign currency (gain) loss	836	229	2,018	(431)
Unrealized (gain) loss on derivatives	152	(163)	(176)	(306)
Depreciation and amortization	1,049	1,034	2,956	3,150
Stock–based compensation	791	699	2,386	2,079
Change in assets and liabilities, net of acquisitions:
(Increase) decrease in accounts receivable	(2,154)	5,022	4,408	(3,851)
(Increase) decrease in inventories	(9,518)	(4,871)	(22,194)	2,483
(Increase) decrease in prepaid expenses	256	481	5,638	(680)
Increase (decrease) in accounts payable	(814)	4,200	2,937	13,542
Increase (decrease) in customer deposits	220	(107)	(1,924)	2,690
Increase (decrease) in accrued expenses	1,195	660	1,057	694
Increase (decrease) in accrued payroll and employee benefits	667	(548)	(1,573)	287
Increase (decrease) in accrued income tax	(67)	216	813	432
Net change in derivative assets and liabilities	104	7	75	170
Other	302	(71)	(136)	661
Net cash provided by (used for) operating activities	(5,871)	8,514	2,441	26,448

Cash flows from investing activities:
Proceeds from sale of property and equipment	2	—	103	3
Purchase of property and equipment	(320)	(325)	(828)	(1,001)
Software development costs	(202)	(227)	(800)	(833)
Other investments	—	(28)	—	(210)
Net cash provided by (used for) investing activities	(520)	(580)	(1,525)	(2,041)

Cash flows from financing activities:
Proceeds from exercise of common stock options	—	—	117	—
Dividends paid	(1,004)	(951)	(2,927)	(2,740)
Taxes paid related to net settlement of restricted shares	—	—	(208)	(197)
Stock repurchases	—	—	(2,890)	—
Net cash provided by (used for) financing activities	(1,004)	(951)	(5,908)	(2,937)

Effect of exchange rate changes on cash and cash equivalents	(1,111)	(400)	(5,535)	1,142

Net increase (decrease) in cash and cash equivalents	(8,506)	6,583	(10,527)	22,612

Cash and cash equivalents at beginning of period	82,042	73,888	84,063	57,859

Cash and cash equivalents at end of period	$73,536	$80,471	$73,536	$80,471

The accompanying notes are an integral part of the condensed consolidated financial statements.

HURCO COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands, except shares outstanding)

	Three Months Ended July 31, 2022 and 2021
					Accumulated
	Common Stock		Additional		Other
	Shares		Paid–in	Retained	Comprehensive
	Outstanding	Amount	Capital	Earnings	Income (Loss)	Total
Balances, April 30, 2021	6,601,406	$660	$62,177	$173,795	$(32)	$236,600
Net income (loss)	—	—	—	1,568	—	1,568
Other comprehensive income (loss)	—	—	—	—	(989)	(989)
Stock–based compensation expense, net of taxes withheld for vested restricted shares	—	—	699	—	—	699
Dividends paid	—	—	—	(951)	—	(951)
Balances, July 31, 2021	6,601,406	$660	$62,876	$174,412	$(1,021)	$236,927

Balances, April 30, 2022	6,566,994	$657	$62,543	$179,215	$(10,764)	$231,651
Net income (loss)	—	—	—	1,238	—	1,238
Other comprehensive income (loss)	—	—	—	—	(2,908)	(2,908)
Stock–based compensation expense, net of taxes withheld for vested restricted shares	—	—	791	—	—	791
Dividends paid	—	—	—	(1,004)	—	(1,004)
Balances, July 31, 2022	6,566,994	$657	$63,334	$179,449	$(13,672)	$229,768

	Nine Months Ended July 31, 2022 and 2021
					Accumulated
	Common Stock		Additional		Other
	Shares		Paid–in	Retained	Comprehensive
	Outstanding	Amount	Capital	Earnings	Income (Loss)	Total
Balances, October 31, 2020	6,565,163	$657	$60,997	$172,484	$(2,990)	$231,148
Net income (loss)	—	—	—	4,668	—	4,668
Other comprehensive income (loss)	—	—	—	—	1,969	1,969
Stock–based compensation expense, net of taxes withheld for vested restricted shares	36,243	3	1,879	—	—	1,882
Dividends paid	—	—	—	(2,740)	—	(2,740)
Balances, July 31, 2021	6,601,406	$660	$62,876	$174,412	$(1,021)	$236,927

Balances, October 31, 2021	6,617,717	$662	$63,924	$175,574	$(1,741)	$238,419
Net income (loss)	—	—	—	6,802	—	6,802
Other comprehensive income (loss)	—	—	—	—	(11,931)	(11,931)
Stock–based compensation expense, net of taxes withheld for vested restricted shares	33,761	3	2,175	—	—	2,178
Exercise of common stock options	5,437	1	116	—	—	117
Stock repurchases	(89,921)	(9)	(2,881)	—	—	(2,890)
Dividends paid	—	—	—	(2,927)	—	(2,927)
Balances, July 31, 2022	6,566,994	$657	$63,334	$179,449	$(13,672)	$229,768

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

We operate in the industrial equipment industry and have a global footprint that subjects us to various business risks in many different countries. Our operating results during fiscal years 2020, 2021 and the nine months of fiscal 2022 were affected by the international business disruption due to the outbreak of COVID-19 and lockdowns in certain markets, vendor delays, transportation issues, unusually high inflation, volatility of foreign currencies, competitive labor markets, uncertainty surrounding the U.K. Brexit activities, and political friction in the U.S and many regions of the world.  Because of the potential for extended vulnerability, we have closely evaluated the estimates we have made in preparing the financial statements as of July 31, 2022, with the understanding that these estimates could change in the near term. We will continue to evaluate and disclose any uncertainty associated with key assumptions underlying fair value estimates, trends, and uncertainties that have had, or are reasonably expected to have, a material effect on our consolidated financial position, results of operations, changes in shareholders' equity, and cash flows for and at the end of each interim period.

The condensed financial information as of July 31, 2022 and for the three and nine months ended July 31, 2022 and July 31, 2021 is unaudited.  However, in our opinion, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary to present fairly our consolidated financial position, results of operations, changes in shareholders’ equity and cash flows for and at the end of the interim periods.  We suggest that you read these Condensed Consolidated Financial Statements in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended October 31, 2021.

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

We had forward contracts outstanding as of July 31, 2022, denominated in Euros, Pounds Sterling and New Taiwan Dollars with set maturity dates ranging from August 2022 through July 2023. The contract amounts, expressed at forward rates in U.S. Dollars at July 31, 2022, were $27.6 million for Euros, $7.0 million for Pounds Sterling and $33.1 million for New Taiwan Dollars. At July 31, 2022, we had approximately $0.4 million of gains, net of tax, related to cash flow hedges deferred in Accumulated other comprehensive income (loss). Included in this amount was $15,000 of unrealized loss, net of tax, related to cash flow hedge instruments that remain subject to currency fluctuation risk. The majority of these deferred gains will be recorded as an adjustment to Cost of sales and service in periods through July 2023, when the corresponding inventory that is the subject of the related hedge contracts is sold, as described above.

We are also exposed to foreign currency exchange risk related to our investment in net assets in foreign countries. To manage this risk, we entered into a forward contract with a notional amount of €3.0 million in November 2021. We designated this forward contract as a hedge of our net investment in Euro denominated assets. We selected the forward method under FASB guidance related to the accounting for derivative instruments and hedging activities. The forward method requires all changes in the fair value of the contract to be reported as a cumulative translation adjustment in Accumulated other comprehensive income (loss), net of tax, in the same manner as the underlying hedged net assets. This forward contract matures in November 2022. As of July 31, 2022, we had a realized gain of $0.9 million and an unrealized gain of $0.3 million, net of tax, recorded as cumulative translation adjustments in Accumulated other comprehensive income (loss) related to this forward contract.

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

We had forward contracts outstanding as of July 31, 2022, denominated in Euros, Pounds Sterling, and New Taiwan Dollars with set maturity dates ranging from August 2022 through October 2022.  The contract amounts, expressed at forward rates in U.S. Dollars at July 31, 2022, totaled $55.6 million.

Fair Value of Derivative Instruments

We recognize the fair value of derivative instruments as assets and liabilities on a gross basis on our Condensed Consolidated Balance Sheets. As of July 31, 2022 and October 31, 2021, all derivative instruments were recorded at fair value on our Condensed Consolidated Balance Sheets as follows (in thousands):

	July 31, 2022		October 31, 2021
	Balance Sheet	Fair	Balance Sheet	Fair
Derivatives	Location	Value	Location	Value
Designated as Hedging Instruments:
Foreign exchange forward contracts	Derivative assets	$2,278	Derivative assets	$646
Foreign exchange forward contracts	Derivative liabilities	$1,915	Derivative liabilities	$403

Not Designated as Hedging Instruments:
Foreign exchange forward contracts	Derivative assets	$675	Derivative assets	$259
Foreign exchange forward contracts	Derivative liabilities	$311	Derivative liabilities	$64

Effect of Derivative Instruments on the Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Changes in Shareholders’ Equity and Condensed Consolidated Statements of Operations

Derivative instruments had the following effects on our Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Changes in Shareholders’ Equity and Condensed Consolidated Statements of Operations, net of tax, during the three months ended July 31, 2022 and 2021 (in thousands):

			Location of Gain	Amount of Gain
	Amount of Gain (Loss)		(Loss) Reclassified	(Loss) Reclassified
	Recognized in Other		from Other	from Other
	Comprehensive		Comprehensive	Comprehensive
Derivatives	Income (Loss)		Income (Loss)	Income (Loss)
	Three Months Ended			Three Months Ended
	July 31,			July 31,
	2022	2021		2022	2021
Designated as Hedging Instruments:
(Effective portion)
Foreign exchange forward contracts – Intercompany sales/purchases	$95	$(277)	Cost of sales and service	$(76)	$(20)
Foreign exchange forward contract – Net investment	$89	$44

We did not recognize any gains or losses as a result of hedges deemed ineffective for either of the three months ended July 31, 2022 or 2021. We recognized the following gains in our Condensed Consolidated Statements of Operations during the three months ended July 31, 2022 and 2021 on derivative instruments not designated as hedging instruments (in thousands):

	Location of Gain
	(Loss) Recognized	Amount of Gain (Loss)
Derivatives	in Operations	Recognized in Operations
		Three Months Ended
		July 31,
		2022	2021
Not Designated as Hedging Instruments:
Foreign exchange forward contracts	Other income (expense), net	$1,059	$602

The following table presents the changes in the components of Accumulated other comprehensive income (loss), net of tax, for the three months ended July 31, 2022 (in thousands):

	Foreign Currency	Cash Flow
	Translation	Hedges	Total
Balance, April 30, 2022	$(11,211)	$447	$(10,764)
Other comprehensive income (loss) before reclassifications	(3,079)	95	(2,984)
Reclassifications	—	76	76
Balance, July 31, 2022	$(14,290)	$618	$(13,672)

Derivative instruments had the following effects on our Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Changes in Shareholders’ Equity and Condensed Consolidated Statements of Operations, net of tax, during the nine months ended July 31, 2022 and 2021 (in thousands):

			Location of Gain	Amount of Gain
	Amount of Gain (Loss)		(Loss) Reclassified	(Loss) Reclassified
	Recognized in Other		from Other	from Other
	Comprehensive		Comprehensive	Comprehensive
	Income (Loss)		Income (Loss)	Income (Loss)
	Nine Months Ended			Nine Months Ended
	July 31,			July 31,
Derivatives	2022	2021		2022	2021
Designated as Hedging Instruments:
(Effective Portion)
Foreign exchange forward contracts – Intercompany sales/purchases	$389	$(906)	Cost of sales and service	$(302)	$699
Foreign exchange forward contract – Net investment	$310	$(36)

We did not recognize any gains or losses as a result of hedges deemed ineffective for either of the nine months ended July 31, 2022 or 2021. We recognized the following gains and losses in our Condensed Consolidated Statements of Operations during the nine months ended July 31, 2022 and 2021 on derivative instruments not designated as hedging instruments (in thousands):

	Location of Gain
	(Loss) Recognized	Amount of Gain (Loss)
Derivatives	in Operations	Recognized in Operations
		Nine Months Ended
		July 31,
Derivatives		2022	2021
Not Designated as Hedging Instruments:
Foreign exchange forward contracts	Other income (expense), net	$1,838	$(801)

The following table presents the changes in the components of Accumulated other comprehensive income (loss), net of tax, for the nine months ended July 31, 2022 (in thousands):

	Foreign	Cash
	Currency	Flow
	Translation	Hedges	Total
Balance, October 31, 2021	$(1,668)	$(73)	$(1,741)
Other comprehensive income (loss) before reclassifications	(12,622)	389	(12,233)
Reclassifications	—	302	302
Balance, July 31, 2022	$(14,290)	$618	$(13,672)

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

A summary of stock option activity for the nine-month period ended July 31, 2022, is as follows:

		Weighted Average
	Stock Options	Exercise Price
Outstanding at October 31, 2021	16,996	$22.71
Options granted	—	—
Options exercised	(5,437)	21.45
Options cancelled	—	—
Outstanding at July 31, 2022	11,559	$23.30

Summarized information about outstanding stock options as of July 31, 2022, that have already vested and are currently exercisable, are as follows:

Options Already Vested and
Currently Exercisable
Number of outstanding options	11,559
Weighted average remaining contractual life (years)	0.37
Weighted average exercise price per share	$23.3
Intrinsic value of outstanding options	$23,500

The intrinsic value of an outstanding stock option is calculated as the difference between the stock price as of July 31, 2022 and the exercise price of the option.

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

A reconciliation of our restricted stock and PSU activity and related information for the nine-month period ended July 31, 2022 is as follows:

		Weighted Average Grant
	Number of Shares	Date Fair Value
Unvested at October 31, 2021	262,556	$34.84
Shares or units granted	112,614	32.05
Shares or units vested	(33,761)	34.90
Shares or units cancelled	(61,500)	38.41
Shares withheld	(6,806)	34.03
Unvested at July 31, 2022	273,103	$32.90

During the nine months of fiscal 2022 and 2021, we recorded approximately $2.4 million and $2.1 million, respectively, of stock-based compensation expense related to grants under the 2016 Equity Plan. As of July 31, 2022, there was an estimated $4.5 million of total unrecognized stock-based compensation cost that we expect to recognize by the end of the first quarter of fiscal 2025.

5.    EARNINGS PER SHARE

Per share results have been computed based on the average number of common shares outstanding over the period in question.  The computation of basic and diluted net income per share is determined using net income applicable to common shareholders as the numerator and the number of shares outstanding as the denominator as follows (in thousands, except per share amounts):

	Three Months Ended				Nine Months Ended
	July 31,				July 31,
	2022		2021		2022		2021
	Basic	Diluted	Basic	Diluted	Basic	Diluted	Basic	Diluted
Net income (loss)	$1,238	$1,238	$1,568	$1,568	$6,802	$6,802	$4,668	$4,668
Undistributed earnings (loss) allocated to participating shares	(15)	(15)	(17)	(17)	(80)	(80)	(51)	(51)
Net income (loss) applicable to common shareholders	$1,223	$1,223	$1,551	$1,551	$6,722	$6,722	$4,617	$4,617

Weighted average shares outstanding	6,567	6,567	6,601	6,601	6,585	6,585	6,591	6,591
Stock options and contingently issuable securities	—	62	—	17	—	52	—	14
	6,567	6,629	6,601	6,618	6,585	6,637	6,591	6,605
Income (loss) per share	$0.19	$0.18	$0.23	$0.23	$1.02	$1.01	$0.70	$0.70

6.    ACCOUNTS RECEIVABLE

Accounts receivable are net of allowances for doubtful accounts of $1.5 million as of July 31, 2022 and $1.6 million as of October 31, 2021.

7.    INVENTORIES

Inventories, priced at the lower of cost (first-in, first-out method) or net realizable value, are summarized below (in thousands):

	July 31,	October 31,
	2022	2021
Purchased parts and sub–assemblies	$47,214	$37,527
Work–in–process	19,906	17,559
Finished goods	92,698	93,130
	$159,818	$148,216

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

We recorded total operating lease expense of $3.8 million and $3.9 million for the nine months ended July 31, 2022 and 2021, respectively, which is classified within Cost of sales and service and Selling, general and administrative expenses within the Condensed Consolidated Statements of Operations.  Operating lease expense includes short-term leases and variable lease payments which are immaterial.  There have been no lease costs capitalized on the Condensed Consolidated Balance Sheets as of July 31, 2022.

The following table summarizes supplemental cash flow information and non-cash activity related to operating leases for the nine months ended July 31, 2022 (in thousands):

	Nine Months Ended	Nine Months Ended
	July 31, 2022	July 31, 2021
Operating cash flow information:
Cash paid for amounts included in the measurement of lease liabilities	$3,476	$3,827
Non-cash information:
Right-of-use assets obtained in exchange for new operating lease liabilities	$2,593	$3,003

The following table summarizes the maturities of undiscounted cash flows of lease commitments reconciled to the total lease liability as of July 31, 2022 (in thousands):

Remainder of 2022	$1,143
2023	3,768
2024	1,998
2025	974
2026	574
2026 and thereafter	988
Total	9,445
Less: Imputed interest	(300)
Present value of operating lease liabilities	$9,145

As of July 31, 2022, the weighted-average remaining term of our lease portfolio was approximately 3.3 years and the weighted-average discount rate was approximately 1.9%.

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

10.    GUARANTEES AND PRODUCT WARRANTIES

From time to time, our subsidiaries guarantee third party payment obligations in connection with the sale of machines to customers that use financing. We follow FASB guidance for accounting for guarantees (codified in ASC 460 Guarantees). As of July 31, 2022, we had eight outstanding third party payment guarantees totaling approximately $0.7 million. The terms of these guarantees are consistent with the underlying customer financing terms. Upon shipment of a machine, the customer assumes the risk of ownership. The customer does not obtain title, however, until it has paid for the machine. A retention of title clause allows us to recover the machine if the customer defaults on the financing. We accrue liabilities under these guarantees at fair value, which amounts are insignificant.

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

	Nine Months Ended
	July 31,
	2022	2021
Balance, beginning of period	$1,516	$1,200
Provision for warranties during the period	2,183	1,495
Charges to the reserve	(2,177)	(1,384)
Impact of foreign currency translation	(85)	21
Balance, end of period	$1,437	$1,332

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

As a result, as of July 31, 2022, our existing credit facilities consisted of a €1.5 million revolving credit facility in Germany, the 150 million New Taiwan Dollars Taiwan credit facility, the 32.5 million Chinese Yuan China credit facility and the $40.0 million revolving credit facility under the 2018 Credit Agreement.

As of July 31, 2022, there were no borrowings under any of our credit facilities and there was approximately $51.4 million of available borrowing capacity thereunder.

12.  INCOME TAXES

Our provision for income taxes and effective tax rate is affected by the geographical composition of pre-tax income which includes jurisdictions with differing tax rates, conditional reduced tax rates, and other events that are not consistent from period to period, such as changes in ‘income tax laws.

The Inflation Reduction Act of 2022 (the “Inflation Reduction Act” or “IRA”) was signed into law on August 16, 2022. The IRA provides for investment in clean energy, promotes reductions in carbon emissions, and extends select Affordable Care Act premium reductions. The IRA is paid for through the implementation of a 15% corporate minimum tax on corporations with over $1 billion of financial statement income, budget increases for the Internal Revenue Service, an excise tax on stock repurchases, and changes to Medicare rules. We are currently evaluating the expected impact of the IRA on its consolidated financial statements and related disclosures.

We recorded income tax expense during the nine months of fiscal 2022 of $3.0 million compared to $2.6 million for the same period in 2021. Our effective tax rate for the nine months of fiscal 2022 was 31%, compared to 36% in the corresponding prior year period. The year-over-year decrease in the effective tax rate was primarily due to changes in geographic mix of income and loss that includes jurisdictions with differing tax rates, various discrete tax items, and changes in income tax laws to address the unfavorable impact of the COVID-19 pandemic.

Our unrecognized tax benefits were $204,000 as of July 31, 2022, and $198,000 as of October 31, 2021, and in each case included accrued interest.

We recognize accrued interest and penalties related to unrecognized tax benefits as components of income tax expense. As of July 31, 2022, the gross amount of interest accrued, reported in Accrued expenses, was approximately $36,000, which did not include the federal tax benefit of interest deductions.

We file U.S. federal and state income tax returns, as well as tax returns in several foreign jurisdictions. The statutes of limitations with respect to unrecognized tax benefits will expire between August 2022 and September 2024.

Currently, our subsidiaries in Taiwan and Germany are under tax audit for fiscal year 2018 and fiscal years 2017 through 2020, respectively.

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

In accordance with this guidance, the following table represents the fair value hierarchy for our financial assets and liabilities measured at fair value as of July 31, 2022 and October 31, 2021 (in thousands):

	Assets		Liabilities
	July 31, 2022	October 31, 2021	July 31, 2022	October 31, 2021
Level 1
Deferred compensation	$2,124	$2,481	$—	$—

Level 2
Derivatives	$2,953	$905	$2,226	$467

Included in Level 1 assets are mutual fund investments under a nonqualified deferred compensation plan. We estimate the fair value of these investments on a recurring basis using market prices that are readily available.

Included in Level 2 fair value measurements are derivative assets and liabilities related to gains and losses on foreign currency forward exchange contracts entered into with a third party. We estimate the fair value of these derivatives on a recurring basis using foreign currency exchange rates obtained from active markets. Derivative instruments are reported in the accompanying Condensed Consolidated Financial Statements at fair value. We have derivative financial instruments in the form of foreign currency forward exchange contracts as described in Note 3 of Notes to the Condensed Consolidated Financial Statements. The U.S. Dollar equivalent notional amounts of these contracts was $131.1 million and $94.6 million at July 31, 2022 and October 31, 2021, respectively.

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

In March 2020, FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848) – Facilitation of the Effects of Reference Rate Reform on Financial Reporting.  This standard provides temporary optional expedients and exceptions to the U.S. Generally Accepted Accounting Principles guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from LIBOR and other interbank offered rates to alternative reference rates, such as SOFR.  This standard is effective for all entities beginning March 12, 2020 through December 31, 2022.  We adopted this standard on November 1, 2021.  This standard did not have a significant effect on our accounting policies or on our consolidated financial statements and related disclosures.

There have been no other significant changes in the Company’s critical accounting policies and estimates during the nine months ended July 31, 2022.

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

The market for machine tools is international in scope. We have both significant foreign sales and significant foreign manufacturing operations.  During the nine months of fiscal 2022, approximately 50% of our revenues were attributable to customers in Europe, where we typically sell more of our higher-performance, higher-priced VMX series machines.  Additionally, approximately 12% of our revenues were attributable to customers in the Asia Pacific region, where we encounter greater pricing pressures.

We have three brands of CNC machine tools in our product portfolio: Hurco is the technology innovation brand for customers who want to increase productivity and profitability by selecting a brand with the latest software and motion technology.  Milltronics is the value-based brand for shops that want easy-to-use machines at competitive prices.  The Takumi brand is for customers that need very high speed, high efficiency performance, such as that required in the production, die and mold, aerospace, and medical industries.  Takumi machines are equipped with industry standard controls instead of the proprietary controls found on Hurco and Milltronics machines.  These three brands of CNC machine tools are responsible for the vast majority of our revenue.  However, we have added other non-Hurco branded products to our product portfolio that have contributed product diversity and market penetration opportunity.  These non-Hurco branded products are sold by our wholly-owned distributors and are comprised primarily of other general-purpose vertical milling centers and lathes, laser cutting machines, waterjet cutting machines, CNC grinders, compact horizontal machines, metal cutting saws and CNC swill lathes. ProCobots LLC (“ProCobots”) is our wholly-owned subsidiary that provides automation solutions that can be integrated with any machine tool. In addition, through our wholly-owned subsidiary in Italy, LCM, we produce high value machine tool components and accessories.

We principally sell our products through more than 180 independent agents and distributors throughout the Americas, Europe, and Asia.  Although some distributors carry competitive products, we are the primary line for the majority of our distributors globally.  We also have our own direct sales and service organizations in China, France, Germany, India, Italy, the Netherlands, Poland, Singapore, Taiwan, the United Kingdom, and certain parts of the United States, which are among the world’s principal machine tool consuming markets.  The vast majority of our machine tools are manufactured and assembled to our specifications primarily by our wholly-owned subsidiary in Taiwan, HML.  Machine castings to support HML’s production are manufactured at our wholly-owned subsidiary in Ningbo, China, NHML.  Components to support our SRT line of five-axis machining centers, such as the direct drive spindle, swivel head, and rotary table, are manufactured by our wholly-owned subsidiary in Italy, LCM.

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

We operate in the industrial equipment industry and have a global footprint that subjects us to various business risks in many different countries. Our operating results during fiscal years 2020, 2021 and the nine months of fiscal 2022 were affected by the international business disruption due to the outbreak of COVID-19 and lockdowns in certain markets, vendor delays, transportation issues, unusually high inflation, volatility of foreign currencies, competitive labor markets, uncertainty surrounding the U.K. Brexit activities, and political friction in the U.S and many regions of the world.  We cannot predict the duration or scope of impact of the COVID-19 pandemic, as well as other aforementioned factors, and the potential impact to our operations and financial results cannot be reasonably estimated.  To date, we have experienced some delays in our supply chain and have not completely ceased operations at any of our global facilities, but have implemented remote working capabilities, as appropriate or otherwise required under local law. We have also implemented adjustments in discretionary spending, delayed capital expenditures, and monitored production activities closely in an effort to weather the adverse business climate. We have also received stimulus in various countries to support operations and implemented tax deferrals and provisions that were available to us. More recently, we have begun to see inflationary pressures and input cost increases imposed in our supply chains on components for our products. We have also seen capacity for transportation and freight services limited significantly by container or vessel availability and delays at departing and receiving ports, all of which have contributed to significantly increased costs and prices associated with the global shipment of our products.

RESULTS OF OPERATIONS

Three Months Ended July 31, 2022 Compared to Three Months Ended July 31, 2021

Sales and Service Fees.  Sales and service fees for the third quarter of fiscal 2022 were $57.6 million, an increase of $3.5 million, or 6%, compared to the corresponding prior year period, and included an unfavorable currency impact of $4.3 million, or 8%, when translating foreign sales to U.S. dollars for financial reporting purposes.

Sales and Service Fees by Geographic Region

The following table sets forth net sales and service fees by geographic region for the third quarter ended July 31, 2022 and 2021 (dollars in thousands):

	Three Months Ended
	July 31,
	2022		2021		$ Change	% Change
Americas	$23,736	41%	$19,150	35%	$4,586	24%
Europe	28,932	50%	28,403	53%	529	2%
Asia Pacific	4,972	9%	6,625	12%	(1,653)	(25)%
Total	$57,640	100%	$54,178	100%	$3,462	6%

Sales in the Americas for the third quarter of fiscal 2022 increased by 24%, compared to the corresponding period in fiscal 2021, primarily due to inflationary price increases and an increased volume of shipments of higher-performance Hurco and Takumi machines.

European sales for the third quarter of fiscal 2022 increased by 2%, compared to the corresponding period in fiscal 2021, and included an unfavorable currency impact of 14%, when translating foreign sales to U.S. dollars for financial reporting purposes.  This increase was primarily attributable to inflationary price increases, an increased volume of shipments of higher-performance Hurco, Takumi and Milltronics machines in Germany and France, and increased sales of electro-mechanical components and accessories manufactured by our wholly-owned subsidiary, LCM, partially offset by a reduced volume of shipments of Hurco machines in Italy and the United Kingdom.

Asian Pacific sales for the third quarter of fiscal 2022 decreased by 25%, compared to the corresponding period in fiscal 2021, and included an unfavorable currency impact of 5%, when translating foreign sales to U.S. dollars for financial reporting purposes.  The decrease in Asian Pacific sales primarily resulted from a reduced volume of shipments of Hurco and Takumi machines in China and Southeast Asia, partially offset by an increased volume of shipments of Hurco machines in India.  The reduced volume of shipments of Hurco and Takumi machines in China was primarily due to recent COVID-19 lockdowns and similar restrictions in major Chinese markets pursuant to China’s zero-tolerance COVID-19 policy.

Sales and Service Fees by Product Category

The following table sets forth net sales and service fees by product category for the third quarter ended July 31, 2022 and 2021 (dollars in thousands):

	Three Months Ended
	July 31,
	2022		2021		$ Change	% Change
Computerized Machine Tools	$48,414	84%	$45,326	84%	$3,088	7%
Computer Control Systems and Software †	652	1%	612	1%	40	7%
Service Parts	6,588	11%	6,251	11%	337	5%
Service Fees	1,986	4%	1,989	4%	(3)	0%
Total	$57,640	100%	$54,178	100%	$3,462	6%

† Amounts shown do not include computer control systems and software sold as an integrated component of computerized machine tools.

Sales of computerized machine tools for the third quarter of fiscal 2022 increased by 7%, compared to the corresponding prior year period, primarily due to inflationary price increases and increased shipments of higher-performance Hurco machines in North America and Germany.  Sales of computer control systems and software for the third quarter of fiscal 2022 increased by 7%, compared to the corresponding prior year period, primarily due to an increase in sales of Hurco software in Germany, North America and France.  Sales of service parts for the third quarter of fiscal 2022 increased by 5%, compared to the corresponding prior year period, due mainly to increased aftermarket sales and service of Hurco products in North America and the United Kingdom.  All product categories included an unfavorable currency impact of 8%, when translating foreign sales to U.S. Dollars for financial reporting purposes.

Orders.  Orders for the third quarter of fiscal 2022 were $52.9 million, a decrease of $13.8 million, or 21%, compared to the corresponding period in fiscal 2021, and included an unfavorable currency impact of $4.1 million, or 6%, when translating foreign orders to U.S. dollars.

The following table sets forth new orders booked by geographic region for the third quarter ended July 31, 2022 and 2021 (dollars in thousands):

	Three Months Ended
	July 31,
	2022		2021		$ Change	% Change
Americas	$21,652	41%	$23,837	36%	$(2,185)	(9)%
Europe	26,429	50%	33,998	51%	(7,569)	(22)%
Asia Pacific	4,801	9%	8,882	13%	(4,081)	(46)%
Total	$52,882	100%	$66,717	100%	$(13,835)	(21)%

Orders in the Americas for the third quarter of fiscal 2022 decreased by 9%, compared to the corresponding period in fiscal 2021, primarily due to decreased customer demand for Hurco, Takumi and Milltronics machines, partially offset by inflationary price increases implemented during fiscal 2022.

European orders for the third quarter of fiscal 2022 decreased by 22%, compared to the corresponding prior year period, and included an unfavorable currency impact of 11%, when translating foreign orders to U.S. dollars. This decrease was driven primarily by decreased customer demand for Hurco machines across the European region, as well as decreased customer demand for electro-mechanical components and accessories manufactured by LCM, partially offset by inflationary price increases implemented during fiscal 2022 and increased demand for higher-performance Hurco and Takumi machines in Germany.

Asian Pacific orders for the third quarter of fiscal 2022 decreased by 46%, compared to the corresponding prior year period, and included an unfavorable currency impact of 5%, when translating foreign orders to U.S. dollars. The decrease in Asian Pacific orders year-over-year was driven primarily by decreased customer demand for Hurco and Takumi machines in China and Southeast Asia due to recent COVID-19 lockdowns and similar restrictions, slightly offset by increased demand for Hurco machines in India.

Gross Profit. Gross profit for the third quarter of fiscal 2022 was $14.4 million, or 25% of sales, compared to $13.0 million, or 24% of sales, for the corresponding prior year period. During the third quarter of fiscal 2021, we recorded approximately $0.4 million, or 1% of sales, for the employee retention credit extended to companies under the Economic Aid to Hard-Hit Small Businesses, Nonprofits, and Venues Act and the American Rescue Plan Act of 2021 (the “employee retention credit”). While the employee retention credit did not recur in the third quarter of fiscal 2022, gross profit as a percentage of sales in the 2022 period benefited from increased sales of higher-performance machines, improved leverage of fixed overhead costs and inflationary price increases implemented during fiscal 2022.

Operating Expenses. Selling, general, and administrative expenses for the third quarter of fiscal 2022 were $12.6 million, or 22% of sales, compared to $10.3 million, or 19% of sales, in the corresponding fiscal 2021 period, and included a favorable currency impact of $0.7 million, when translating foreign expenses to U.S. dollars for financial reporting purposes. The year-over-year increase in selling, general and administrative expenses in the third quarter of fiscal 2022 was driven primarily by increases in marketing and tradeshow expenses, sales commissions, and employee benefit costs, as well as increased one-time costs for administrative services.  The increase in selling, general, and administrative expenses year-over-year also reflected the employee retention credit recorded in those expenses in the third quarter of fiscal 2021 of $0.6 million, or 1% of sales during that period.

Operating Income. Operating income for the third quarter of fiscal 2022 was $1.8 million compared to $2.6 million for the corresponding period in fiscal 2021.  The decrease in operating income was primarily due to the $1.0 million, or 2% of sales, of employee retention credit recorded during the third quarter of fiscal 2021.

Other Income (Expense), Net.  Other income (expense), net for the third quarter of fiscal 2022 and fiscal 2021 were each less than $0.1 million.

Income Taxes. The effective tax rate for the third quarter of fiscal 2022 was 28%, compared to 41%, for the corresponding prior year period. The year-over-year decrease in the effective tax rate was primarily due to changes in geographic mix of income and loss that includes jurisdictions with differing tax rates, various discrete tax items, and changes in income tax laws to address the unfavorable impact of the COVID-19 pandemic.

Nine Months Ended July 31, 2022 Compared to Nine Months Ended July 31, 2021

Sales and Service Fees.  Sales and service fees for the nine months of fiscal 2022 were $187.4 million, an increase of $21.1 million, or 13%, compared to the corresponding prior year period, and included an unfavorable currency impact of $7.9 million, or 5%, when translating foreign sales to U.S. dollars for financial reporting purposes.

Sales and Service Fees by Geographic Region

The following table sets forth net sales and service fees by geographic region for the nine months ended July 31, 2022 and 2021 (dollars in thousands):

	Nine Months Ended
	July 31,
	2022		2021		$ Change	% Change
Americas	$70,154	38%	$62,121	37%	$8,033	13%
Europe	93,932	50%	81,598	49%	12,334	15%
Asia Pacific	23,266	12%	22,494	14%	772	3%
Total	$187,352	100%	$166,213	100%	$21,139	13%

Sales in the Americas for the nine months of fiscal 2022 increased by 13%, compared to the corresponding period in fiscal 2021, primarily due to inflationary price increases and an increased volume of shipments of higher-performance Hurco and Takumi machines.

European sales for the nine months of fiscal 2022 increased by 15%, compared to the corresponding period in fiscal 2021, and included an unfavorable currency impact of 9%, when translating foreign sales to U.S. dollars for financial reporting purposes.  This increase was primarily driven by inflationary price increases, an increased volume of shipments of higher-performance Hurco, Takumi, and Milltronics machines across the European region, as well as increased sales of electro-mechanical components and accessories manufactured by LCM.

Asian Pacific sales for the nine months of fiscal 2022 increased by 3%, compared to the corresponding period in fiscal 2021, and included an unfavorable currency impact of 2%, when translating foreign sales to U.S. dollars for financial reporting purposes.  The increase primarily resulted from inflationary price increases and an increased volume of shipments of Hurco and Takumi machines in Southeast Asia and India, partially offset by a reduced volume of shipments of Hurco and Takumi machines in China due to recent COVID-19 lockdowns and similar restrictions.

Sales and Service Fees by Product Category

The following table sets forth net sales and service fees by product category for the nine months ended July 31, 2022 and 2021 (dollars in thousands):

	Nine Months Ended
	July 31,
	2022		2021		$ Change	% Change
Computerized Machine Tools	$158,774	85%	$139,211	84%	$19,563	14%
Computer Control Systems and Software †	2,017	1%	1,859	1%	158	8%
Service Parts	20,496	11%	19,394	12%	1,102	6%
Service Fees	6,065	3%	5,749	3%	316	5%
Total	$187,352	100%	$166,213	100%	$21,139	13%

† Amounts shown do not include computer control systems and software sold as an integrated component of computerized machine tools.

Sales of computerized machine tools for the nine months of fiscal 2022 increased by 14%, compared to the corresponding prior year period, primarily due to inflationary price increases and increased shipments of Hurco and Takumi machines across most regions and countries where our customers are located, other than China and the United Kingdom.  Sales of computer control systems and software for the nine months of fiscal 2022 increased by 8%, compared to the corresponding prior year period, primarily due to an increase in software sales in Germany, North America and France. Sales of service parts for the nine months of fiscal 2022 increased by 6%, compared to the corresponding prior year period, due mainly to aftermarket sales of Hurco products in North America and the United Kingdom.  Service fees for the nine months of fiscal 2022 increased by 5%, compared to the corresponding prior year period, due mainly to aftermarket service of Hurco and Takumi products in Germany, the United Kingdom and France.  All product categories included an unfavorable currency impact of 5%, when translating foreign sales to U.S. Dollars for financial reporting purposes.

Orders.  Orders for the nine months of fiscal 2022 were $182.6 million, a decrease of $7.2 million, or 4%, compared to the corresponding period in fiscal 2021, and included an unfavorable currency impact of $7.2 million, or 4%, when translating foreign orders to U.S. dollars.

The following table sets forth new orders booked by geographic region for the nine months ended July 31, 2022 and 2021 (dollars in thousands):

	Nine Months Ended
	July 31,
	2022		2021		$ Change	% Change
Americas	$68,189	37%	$66,988	35%	$1,201	2%
Europe	94,964	52%	94,194	50%	770	1%
Asia Pacific	19,442	11%	28,573	15%	(9,131)	(32)%
Total	$182,595	100%	$189,755	100%	$(7,160)	(4)%

Orders in the Americas for the nine months of fiscal 2022 increased by 2%, compared to the corresponding period in fiscal 2021, primarily due to inflationary price increases, partially offset by decreased customer demand for Hurco and Milltronics machines.

European orders for the nine months of fiscal 2022 increased by 1%, compared to the corresponding prior year period, and included an unfavorable currency impact of 7%, when translating foreign orders to U.S. dollars. This increase was primarily attributable to inflationary price increases and increased customer demand for Hurco, Takumi and Milltronics machines in Germany, partially offset by decreased customer demand for Hurco machines in France, the United Kingdom, and Italy, and for electro-mechanical components and accessories manufactured by LCM.

Asian Pacific orders for the nine months of fiscal 2022 decreased by 32%, compared to the corresponding prior year period, and included an unfavorable currency impact of 2%, when translating foreign orders to U.S. dollars. The decrease in Asian Pacific orders year-over-year was driven primarily by decreased customer demand for Hurco and Takumi machines in China and Southeast Asia due to recent COVID-19 lockdowns and similar restrictions, slightly offset by increased demand for Hurco machines in India.

Gross Profit. Gross profit for the nine months of fiscal 2022 was $46.9 million, or 25% of sales, compared to $39.3 million, or 24% of sales, for the corresponding prior year period. During the nine months of fiscal 2021, we recorded approximately $1.2 million, or 1% of sales, for the employee retention credit.  While the employee retention credit did not recur in the nine months of fiscal 2022, gross profit as a percentage of sales in the 2022 period benefited from increased sales of higher-performance machines, improved leverage of fixed overhead costs and inflationary price increases implemented during fiscal 2022.

Operating Expenses. Selling, general, and administrative expenses for the nine months of fiscal 2022 were $36.9 million, or 20% of sales, compared to $32.2 million, or 19% of sales, in the corresponding fiscal 2021 period, and included a favorable currency impact of $1.3 million, when translating foreign expenses to U.S. dollars for financial reporting purposes. The year-over-year increase in selling, general and administrative expenses in the nine months of 2022 was driven primarily by increases in marketing and tradeshow expenses, sales commissions, and employee benefit costs, as well as increased one-time costs for administrative services.  The increase in selling, general, and administrative expenses year-over-year also reflected the employee retention credit recorded in those expenses in the nine months of fiscal 2021 of $1.7 million, or 1% of sales during that period.

Operating Income. Operating income for the nine months of fiscal 2022 was $10.0 million compared to $7.1 million for the corresponding period in fiscal 2021.  The increase in operating income was primarily driven by the increased sales volume.

Other Income (Expense), Net.  Other income (expense), net for the nine months of fiscal 2022 decreased by $0.4 million from the corresponding period in fiscal 2021, due mainly to an increase in foreign currency exchange losses in the nine months of fiscal 2022 compared to the same period in fiscal 2021.

Income Taxes. The effective tax rate for the nine months of fiscal 2022 was 31%, compared to 36% for the corresponding prior year period. The year-over-year decrease in the effective tax rate was primarily due to changes in geographic mix of income and loss that includes jurisdictions with differing tax rates, various discrete tax items, and changes in income tax laws to address the unfavorable impact of the COVID-19 pandemic.

LIQUIDITY AND CAPITAL RESOURCES

At July 31, 2022, we had cash and cash equivalents of $73.5 million, compared to $84.1 million at October 31, 2021.  Approximately 14% of the $73.5 million of cash and cash equivalents was denominated in U.S. Dollars.  The balance was attributable to our foreign operations and is held in the local currencies of our various foreign entities, subject to fluctuations in currency exchange rates. We do not believe that the indefinite reinvestment of these funds offshore impairs our ability to meet our domestic working capital needs.

Working capital was $202.3 million at July 31, 2022, compared to $208.7 million at October 31, 2021.  The decrease in working capital was primarily driven by decreases in cash and cash equivalents, accounts receivable and prepaid assets, partially offset by an increase in inventories, net.

Capital expenditures of $1.6 million during the nine months of fiscal 2022 were primarily for capital improvements in existing facilities and software development costs.  We funded these expenditures with cash on hand.

On March 10, 2021, we announced that our Board of Directors approved a share repurchase program in an aggregate amount of up to $7.0 million. Repurchases under the program may be made in the open market or through privately-negotiated transactions from time to time through March 10, 2023, subject to applicable laws, regulations and contractual provisions. The program may be amended, suspended or discontinued at any time and does not commit us to repurchase any shares of our common stock. During the nine months of fiscal 2022, we repurchased $2.9 million in shares of our common stock, and $4.1 million remained available under the program as of July 31, 2022.

In addition, during the nine months ended July 31, 2022, we paid cash dividends to our shareholders of $2.9 million. Future dividends are subject to approval of our Board of Directors and will depend upon many factors, including our results of operations, financial condition, capital requirements, regulatory and contractual restrictions, our business strategy and other factors deemed relevant by our Board of Directors from time to time.

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

As of July 31, 2022, our existing credit facilities consisted of a €1.5 million revolving credit facility in Germany, the 150 million New Taiwan Dollars Taiwan credit facility, the 32.5 million Chinese Yuan China credit facility and the $40.0 million revolving credit facility under the 2018 Credit Agreement.  We had no debt or borrowings under any of our credit facilities at July 31, 2022.

At July 31, 2022, we had an aggregate of approximately $51.4 million available for borrowing under our credit facilities and were in compliance with all covenants relating thereto.

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

CRITICAL ACCOUNTING ESTIMATES

Our MD&A is based upon our condensed consolidated financial statements, which have been prepared in accordance with U.S. Generally Accepted Accounting Principles. The preparation of financial statements in conformity with those accounting principles requires us to make judgments and estimates that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Those judgments and estimates have a significant effect on the financial statements because they result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Actual results could differ from those estimates. Our accounting policies, which are described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2021, are frequently evaluated as our judgment and estimates are based upon historical experience and on various other assumptions that we believe to be reasonable under the circumstances. During the nine months of fiscal 2022, there were no material changes to our critical accounting estimates as described in the MD&A included in our Annual Report on Form 10-K for the year ended October 31, 2021.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

There have been no material changes related to our contractual obligations and commitments from the information provided in our Annual Report on Form 10-K for the fiscal year ended October 31, 2021.

OFF BALANCE SHEET ARRANGEMENTS

From time to time, our subsidiaries guarantee third party payment obligations in connection with the sale of machines to customers that use financing. We follow FASB guidance for accounting for guarantees (codified in ASC 460). As of July 31, 2022, we had eight outstanding third party payment guarantees totaling approximately $0.7 million. The terms of these guarantees are consistent with the underlying customer financing terms. Upon shipment of a machine, the customer assumes the risk of ownership. The customer does not obtain title, however, until the customer has paid for the machine. A retention of title clause allows us to recover the machine if the customer defaults on the financing. We accrue liabilities under these guarantees at fair value, which amounts are insignificant.

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

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Interest on borrowings under our bank credit agreements are tied to prevailing domestic and foreign interest rates. At July 31, 2022, we had no borrowings outstanding under any of our credit facilities.

Foreign Currency Exchange Risk

In the nine months of fiscal 2022, we derived approximately 62% of our revenues from customers located outside of the Americas, where we invoiced and received payments in several foreign currencies. All of our computerized machine tools and computer control systems, as well as certain proprietary service parts, are sourced by our U.S.-based engineering and manufacturing division and re-invoiced to our foreign sales and service subsidiaries, primarily in their functional currencies.

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

Forward contracts for the sale or purchase of foreign currencies as of July 31, 2022, which are designated as cash flow hedges under FASB guidance related to accounting for derivative instruments and hedging activities, were as follows (in thousands, except weighted average forward rates):

				Contract Amount at
	Notional	Weighted		Forward Rates in
	Amount	Avg.		U.S. Dollars
Forward	in Foreign	Forward		Contract	July 31,
Contracts	Currency	Rate		Date	2022	Maturity Dates
Sale Contracts:
Euro	26,750	1.0838		28,992	27,595	Aug 2022 - July 2023
Sterling	5,750	1.2857		7,393	7,024	Aug 2022 - July 2023

Purchase Contracts:
New Taiwan Dollar	980,000	28.1293	*	34,839	33,054	Aug 2022 - July 2023

* New Taiwan Dollars per U.S. Dollar

Forward contracts for the sale or purchase of foreign currencies as of July 31, 2022, which were entered into to protect against the effects of foreign currency fluctuations on receivables and payables denominated in foreign currencies and are not designated as hedges under FASB guidance, were as follows (in thousands, except weighted average forward rates):

				Contract Amount at
	Notional	Weighted		Forward Rates in
	Amount	Avg.		U.S. Dollars
Forward	in Foreign	Forward		Contract	July 31,
Contracts	Currency	Rate		Date	2022	Maturity Dates
Sale Contracts:
Euro	25,442	1.0439		26,559	25,992	Aug 2022
Sterling	4,709	1.2178		5,735	5,732	Aug 2022

Purchase Contracts:
New Taiwan Dollar	713,985	29.5834	*	24,135	23,900	Aug 2022 - Oct 2022

* New Taiwan Dollars per U.S. Dollar

We are also exposed to foreign currency exchange risk related to our investment in net assets in foreign countries. To manage this risk, we have maintained a forward contract with a notional amount of €3.0 million. We designated this forward contract as a hedge of our net investment in Euro-denominated assets. We selected the forward method under FASB guidance related to the accounting for derivative instruments and hedging activities. The forward method requires all changes in the fair value of the contract to be reported as a cumulative translation adjustment in Accumulated other comprehensive income (loss), net of tax, in the same manner as the underlying hedged net assets. This forward contract matures in November 2022. As of July 31, 2022, we had a realized gain of $0.9 million and an unrealized gain of $0.3 million, net of tax, recorded as cumulative translation adjustments in Accumulated other comprehensive income (loss) related to the hedging of our net investment in Euro-denominated assets. Forward contracts for the sale or purchase of foreign currencies as of July 31, 2022, which are designated as net investment hedges under this guidance were as follows (in thousands, except weighted average forward rates):

			Contract Amount at Forward Rates in
	Notional	Weighted	U.S. Dollars
Forward	Amount	Avg.	Contract	July 31,
Contracts	in Foreign Currency	Forward Rate	Date	2022	Maturity Date
Sale Contracts:
Euro	3,000	1.1557	3,467	3,084	Nov 2022

Item 4.    CONTROLS AND PROCEDURES

We conducted an evaluation under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2022, pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of the evaluation date.

There were no changes in our internal control over financial reporting during the three months ended July 31, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We did not repurchase any shares of our common stock in the third quarter of fiscal 2022.

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

101

The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2022, formatted in Inline XBRL: (i) Condensed Consolidated Statements of Operations; (ii) Condensed Consolidated Statements of Comprehensive Income (Loss); (iii) Condensed Consolidated Balance Sheets; (iv) Condensed Consolidated Statements of Cash Flows; (v) Condensed Consolidated Statements of Changes in Shareholders’ Equity; and (vi) Notes to Condensed Consolidated Financial Statements.

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
September 2, 2022