Form 10-K
period 2022-10-31
HURCO COMPANIES INC
filed 2023-01-06
CIK 315374

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended October 31, 2022 or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to _________

Commission File No. 0-9143

HURCO COMPANIES, INC.

(Exact name of registrant as specified in its charter)

Indiana	35-1150732
(State or other jurisdiction of	(I.R.S. Employer Identification Number)
incorporation or organization)

One Technology Way
Indianapolis, Indiana	46268
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code (317) 293–5309

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, no par value	HURC	The Nasdaq Stock Market LLC

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

◻    Large accelerated filer⌧   Accelerated filer ◻    Non–accelerated filer

☐    Smaller reporting company☐    Emerging growth company

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

Yes ☐ No ⌧

The aggregate market value of the registrant’s voting stock held by non–affiliates as of April 30, 2022 (the last business day of our most recently completed second quarter) was $186,306,000.

The number of shares of the registrant’s common stock outstanding as of December 31, 2022 was 6,586,962.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the registrant’s Proxy Statement for its 2023 Annual Meeting of Shareholders (Part III).

Forward-Looking Statements

This report contains certain statements that are forward-looking statements within the meaning of federal securities laws. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. When used in this report, the words “may”, “will”, “should”, “would”, “could”, “anticipate”, “expect”, “plan”, “seek”, “believe”, “predict”, “estimate”, “potential”, “project”, “target”, “forecast”, “intend”, “strategy”, “future”, “opportunity”, “assume”, “guide”, and similar expressions are intended to identify forward-looking statements. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties include, among others, the cyclical nature of the machine tool industry; uncertain economic conditions, which may adversely affect overall demand, in the Americas, Europe and Asia Pacific markets; the risks of our international operations; governmental actions, initiatives and regulations, including import and export restrictions, duties and tariffs and changes to tax laws; the effects of changes in currency exchange rates; the impact of the COVID-19 pandemic and other public health epidemics and pandemics on the global economy, our business and operations, our employees and the business, operations and economies of our customers and suppliers; competition with larger companies that have greater financial resources; our dependence on new product development; the need and/or ability to protect our intellectual property assets; the limited number of our manufacturing and supply chain sources; increases in the prices of raw materials, especially steel and iron products; the effect of the loss of members of senior management and key personnel; our ability to integrate acquisitions; acquisitions that could disrupt our operations and affect operating results; failure to comply with data privacy and security regulations; breaches of our network and system security measures; possible obsolescence of our technology and the need to make technological advances; impairment of our assets; negative or unforeseen tax consequences; uncertainty concerning our ability to use tax loss carryforwards; the United Kingdom’s withdrawal from the European Union (Brexit); and the risks and other important factors under the heading “Risk Factors” in Part I, Item 1A of this report. You should understand that it is not possible to predict or identify all factors that could cause actual results to differ materially from forward-looking statements. Consequently, you should not consider any list or discussion of such factors to be a complete set of all potential risks or uncertainties. Readers of this report are cautioned not to place undue reliance on these forward-looking statements. While we believe the assumptions on which the forward-looking statements are based are reasonable, there can be no assurance that these forward-looking statements will prove to be accurate. This cautionary statement is applicable to all forward-looking statements contained in this report. We expressly disclaim any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our Form 10-Q, 8-K and 10-K reports and our other filings with the Securities and Exchange Commission (“SEC”).

PART I

Item 1.BUSINESS

General

Hurco Companies, Inc. is an international, industrial technology company.  We design, manufacture, and sell computerized (i.e., Computer Numeric Control (“CNC”)) machine tools, consisting primarily of vertical machining centers (mills) and turning centers (lathes), to companies in the metal cutting industry through a worldwide sales, service, and distribution network.  Although the majority of our computer control systems and software products are proprietary, they predominantly use industry standard personal computer components.  Our computer control systems and software products are primarily sold as integral components of our computerized machine tool products.  We also provide machine tool components, automation integration equipment and solutions for job shops, software options, control upgrades, accessories and replacement parts for our products, as well as customer service, training, and applications support.  As used in this report, the words “we”, “us”, “our”, “Hurco” and the “Company” refer to Hurco Companies, Inc., and its consolidated subsidiaries.

Since our founding in 1968, we have been a leader in the introduction of interactive computer control systems that automate manufacturing processes and improve productivity in the metal parts manufacturing industry. We pioneered the application of microprocessor technology and conversational programming software for use in machine tools.  Our Hurco brand computer control systems can be operated by both skilled and unskilled machine tool operators and, yet, are capable of instructing a machine to perform complex tasks.  The combination of microprocessor technology and patented interactive, conversational programming software in our proprietary computer control systems enables operators on the production floor to create a program quickly and easily to machine a particular part from a blueprint or computer aided design file, and immediately begin machining that part.

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

Our strategy is to design, manufacture, and sell a comprehensive line of computerized machine tools that help customers in the worldwide metal cutting market increase productivity and profitability.  The majority of our machine tools employ proprietary, interactive computer control technology that increases productivity through ease of operation via interactive conversational and graphical programming software. All of our machine tools, regardless of brand, deliver high levels of machine performance (speed, accuracy and surface finish quality) that increase productivity. We routinely expand our product offerings to meet customer needs, which has led us to design and manufacture more complex machining centers with advanced capabilities.  We bring a disciplined approach to strategically enter new geographic markets, as appropriate.

Our strategic plans focus on market expansion to reach more customers with more products on a global basis.  We have made five acquisitions since 2013, and the products we have added through these acquisitions have given us more advanced products with significant improvements in our machine tool accuracy and precision, allow us to seek higher productivity in complex manufacturing environments, provide automation for machine tending solutions, and minimize dependencies associated with volatilities from economic and geographic cyclicality.  While the Hurco-branded computer control systems have been, and continue to be, our premium flagship product line, we have added other products to our portfolio that provide product diversity and market penetration opportunity priced from entry-level to high performance serving a variety of different industries.  We have not changed our overall strategy to design, manufacture, and sell a comprehensive line of computerized machine tools; rather, we have enhanced this strategy through growth both organically and through acquisitions in an effort to attain long-term stability and profitability.

During fiscal year 2022, our sales and service fees were $250.8 million, an increase of $15.6 million, or 7%, compared to fiscal year 2021 and included an unfavorable currency impact of $13.9 million, or 6%, when translating foreign sales to U.S. Dollars for financial reporting purposes.  For fiscal year 2022, we reported net income of $8.2 million, or $1.23 per diluted share, compared to net income of $6.8 million, or $1.01 per diluted share, for fiscal year 2021.   During fiscal year 2022, sales increased year-over-year due primarily to inflationary price increases and an increased volume of shipments of higher-performance Hurco, Takumi, and Milltronics machines across Europe and North America.

Industry

Machine tool products are considered capital goods, which makes them part of an industry that has historically been highly cyclical.

Industry association data for the U.S. machine tool market is available, and that market accounts for approximately 15% of worldwide consumption.  Reports available for the U.S. machine tool market include:

•	The 2021 World Machine Tool Survey by Gardner Intelligence;
•	United States Machine Tool Consumption – generated by the Association for Manufacturing Technology, this report includes metal cutting machines of all types and sizes, including segments in which we do not compete;
•	Purchasing Manager’s Index – developed by the Institute for Supply Management, this report includes activity levels in U.S. manufacturing plants that purchase machine tools; and
•	Capacity Utilization of Manufacturing Companies – issued by the Federal Reserve Board.

A limited amount of information is available for foreign markets, and different reporting methodologies are used by various countries.  Machine tool consumption data, published by the Association for Manufacturing Technology, calculates machine tool consumption annually by country.  It is important to note that data for foreign countries are based on government reports that may lag six to 12 months behind real-time and, therefore, are unreliable for forecasting purposes.

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

Products

Our core products consist of general-purpose, computerized machine tools for the metal cutting industry, principally, vertical and horizontal machining centers (mills), turning centers (lathes), and toolroom machines. The majority of our machine tools are equipped with our fully integrated computer control systems that are powered by our proprietary software, while the remaining machine tools are equipped with industry standard controls. Additionally, we produce and distribute software options, control upgrades, hardware accessories, and replacement parts for our machine tool product lines, and we provide operator training and support services to our customers. We also produce computer control systems and related software for press brake applications that are sold as retrofit units for installation on existing or new press brake machines, and we own an automation integration company that specializes in job shop automation.

The following table sets forth the contribution of each of our product groups and services to our total revenues during each of the past three fiscal years (in thousands):

Net Sales and Service Fees by Product Category

	Year Ended October 31,
	2022		2021		2020
Computerized Machine Tools	$211,804	85%	$198,602	85%	$139,577	82%
Computer Control Systems and Software †	2,634	1%	2,528	1%	1,699	1%
Service Parts	28,219	11%	26,425	11%	22,484	13%
Service Fees	8,157	3%	7,640	3%	6,867	4%
Total	$250,814	100%	$235,195	100%	$170,627	100%

† Amounts shown do not include computer control systems and software sold as an integrated component of computerized machine systems.

Product Portfolio by Brand

We have three brands of CNC machine tools in our product portfolio.  Hurco is the technology and innovation brand for customers who want to increase productivity and profitability by selecting a brand with the latest software and motion technology.  Milltronics is the value-based brand for shops that want easy-to-use machines at competitive prices.  The Takumi brand is for customers that need precision and very high speed, high efficiency performance, such as that required in the die and mold, aerospace, and medical industries.  Takumi machines are equipped with industry standard controls instead of the proprietary controls found on Hurco and Milltronics machines.  ProCobots, LLC (“ProCobots”) is our wholly-owned subsidiary that provides practical automation solutions, such as feeders, machine tending systems, and collaborative robots (cobots). In addition, through our wholly-owned subsidiary LCM Precision Technology S.r.l. (“LCM”), we produce high-value machine tool components and accessories. The main product categories of each brand are outlined below.

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

Hurco CNC Machine Tools

Hurco computerized machine tools are equipped with a fully integrated interactive computer control system that features our proprietary WinMax® software. Our computer control system enables a machine tool operator to create complex two-dimensional (“2D”) or three-dimensional (“3D”) machining programs directly from an engineering drawing or computer-aided design geometry file, such as a solid model. An operator with little or no machine tool programming experience can successfully create a program with minimal training and begin machining the part in a short period of time.  The control features an operator console with a touch-screen and incorporates an upgradeable personal computer (“PC”) platform using a high-speed processor with solid rendering graphical programming.  In addition, WinMax® has a Windows®† based operating system that enables users to improve shop floor flexibility and software productivity.  Companies using computer-controlled machine tools are better able to:

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

Our Windows® based Hurco control facilitates our ability to meet these customer needs. The familiar Windows® operating system coupled with our intuitive conversational style of program creation allows our customers’ operators to create and edit part-making programs without incurring the incremental overhead of specialized computer aided design (“CAD”) and computer aided manufacturing (“CAM”) programmers. With the ability to transfer most CAD data directly into a Hurco program, part programming time can be significantly reduced.

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

Our offering of Hurco machining centers, currently equipped with either a dual touch-screen console or a single touch-screen console, consists of the following product lines:

VMi Product Line

The VM product line consists of moderately priced vertical machining centers for the entry-level market, while still offering the advantage of our advanced control and motion systems.  The design premise of the machining center with a large work cube and a small footprint optimizes the use of available floor space. The VM line consists of six models in four sizes with X-axis (horizontal) travels of 26 (three models), 30, 40, and 50 inches.

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

HSi Product Line

Due to the integral, motorized spindle with a maximum speed of 20,000 rpm, the HS product line is desirable for the die and mold industry because of that industry’s particular interest in the improvement of surface finish quality and the reduction of cycle time. Additionally, this product line offers us the opportunity to expand our customer base to manufacturers that produce larger batches. The HS product line consists of four models with X-axis travels of 24, 30, 42, and 60 inches.

Ui Series Product Line

This product line features five-axis trunnion tables integrated onto familiar C-frame style machines, making an easy entry into five-axis for first-time users.  U Series models are offered with eight, ten, and 14-inch diameter rotary tables with either standard (belted) or direct drive (inline) spindles. High-speed spindles (20,000 rpm) are offered as an option.

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

VCi/VCXi Product Line

The B-axis configuration of the VC/VCX Series provides greater undercut capability in both positive and negative directions, allowing users to access more part surface area for machining.  These cantilever machines are available with either a 20-inch or 23.6-inch pallet, moderately-priced models, or as a high speed, high performance model, with a torque motor-driven 23.6-inch-diameter rotary table.

BXi Product Line

The BX product line is for customers that require higher accuracy parts, as they are built with an extremely rigid double column design that offers superior vibration dampening and excellent thermal characteristics.  Four models are available, two with 40-inch X-axis travels (a three-axis version and a five-axis version), as well as 53-inch and 63-inch X-axis travel models.  The 53-inch and 63-inch models are available with #40 or #50 taper.

HMi Product Line

The HM product line offers customers moderately-priced horizontal machining centers designed for small lot sizes.  Two models are available, one with a rotary table and one with a plain table.  They both have X-axis travels of 67 inches.  These products are designed for high-mix, low-volume applications that benefit from a horizontal spindle configuration, but do not require an expensive pallet switching system typically found on competitive horizontal machines.

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

DCXi Product Line

The double column DCX series includes six models in four sizes. Based on two, three, and four-meter X-axis travels, these machining centers are designed to facilitate production of large parts and molds often required by the aerospace, energy, and custom machinery industries.  The 3-meter model is available as a five-axis machine equipped with an articulating head.  DCX machines are the largest models offered by Hurco that feature the powerful and flexible WinMax® control.

TMi/TM-Mi Product Line

The TM/TM-M product line of slant-bed lathes (horizontal turning centers) is designed for entry-level job shops and contract manufacturers seeking efficient processing of small to medium lot sizes. There is one TM model in four sizes, measured by chuck size: six, eight, ten, and 12 inches.  We added motorized tooling on the lathe turret to further enhance the capability of the TM turning centers and designated it as the TM-M product line.  These turning centers with live tooling allow our customers to complete a number of secondary milling, drilling, and tapping operations while the part is still held in the chuck after the turning operations are complete, which provides significant productivity gains. The TM-M product line consists of three models: TM8Mi, TM10Mi, and TM12Mi.

TMXi Product Line

The TMX product line consists of high-performance turning centers. There are six models in two sizes. The TMX-MY models are equipped with an additional axis and motorized live tooling while the TMX-MYS models also have an additional spindle.  These products are designed for customers who want to reduce part handling and complete complex components that require speed, accuracy, and superior surface finish in a single set-up.  They are available in either eight or ten-inch main chuck sizes.

Product Development

Since Hurco is the technology and innovation brand of our corporate portfolio, we have focused our attention on product enhancements of existing models in an effort to align the Hurco brand with the newest engineering innovations and components available to compete with other premium brands in the marketplace. Examples of product enhancements completed in 2022 include new #50 taper versions of the BX50 and BX60 models, as well as expanded 60 station automatic tool changers for the VMX-SRT/SW product line.  HS models were upgraded from 18,000 rpm spindles to 20,000 rpm spindles, including both three and five-axis machines.  We also introduced the VM15Di in 2022, an entry-level machining center featuring an inline spindle for improved accuracy and surface finish.

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

The Milltronics portfolio consists of the following product lines:

VK Series

The VK is our CNC knee mill designed for prototype, research and development, maintenance, and other general-purpose applications.  It offers the easy table access of a conventional knee mill, with the power and flexibility of the 9000 DGI CNC control and motion system.  Unlike most competitive models, it is not a retrofit kit but rather designed from the ground up as a CNC.

TRQ/TRM Product Line

Products with the TRQ or TRM designation are part of the tool room bed mill category, which are machines that are available without an enclosure, also referred to as open bed machines, that provide easy access to the work table.  Typical applications for these machines include general machining, job shops, prototype, or maintenance and repair.  Available with quill-head or rigid-head designs, there are six models in four sizes with X-axis travels of 30, 40, 60 and 78 inches.  The 60-inch model is also available with a high-torque option.

VM General Purpose (GP) Product Line

The VM-GP product line consists of attractively-priced vertical machining centers designed for job shops, prototype, research and development, and other general machining applications.  These belt-driven models have 40-taper spindles and are available in four different sizes.  Customers can choose models with X-axis travels of 25, 30, 40, or 50 inches. There is also a model with extended spindle nose-to-table dimensions for large fourth-axis rotary applications.

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

BR Product Line

The BR product line consists of high-speed bridge mills that are used in pattern shops and the aerospace industry, in addition to job shops, due to the large table and travels that support a wide range of part sizes. BR machines have inline spindles and are available in six models with up to 200 inches in X-axis travel by 80 inches in Y-axis travel.

ML Product Line

The ML product line consists of combination lathes that the customer can configure for either tool room or production applications with the option to add live tooling. There are 17 models available in a variety of thru hole sizes and in the following six swing-over bed diameters: 17, 19, 23, 27, 36, and 39.7 inches.

SL Product Line

The SL product line of slant-bed lathes (horizontal turning centers) is designed for entry-level job shops and contract manufacturers seeking efficient processing of small to medium lot sizes. These compact machines are available with chuck sizes of six, eight, and ten inches and support an optional conversational high-efficiency cutting cycle on the control called Bi-Directional Turning, a cutting strategy typically available only with high-end CAD/CAM systems.

Product Development

In fiscal year 2022, Milltronics hardware upgrades included expanded capacity automatic tool changers (30-tool ATC) for the XP Series and enhanced spindle speeds (12,000 rpm standard and a 15,000 rpm option) for the IL Series.

Takumi CNC Machine Tools

The Takumi brand features machines designed for applications requiring precision and high speed, high efficiency milling.  Market segments that require such applications include die and mold, aerospace, medical, and energy, or any customer that needs to produce very high-accuracy parts quickly.  Takumi machines are available with a variety of industry standard CNC controls, including Fanuc®*, Siemens®, Mitsubishi®, or Heidenhain®.  Models include three-axis vertical machining centers with linear guides; three-axis vertical machining centers with box ways; high-speed, double column vertical machining centers; heavy-duty, double-column machining centers; five-axis machining centers and high-speed horizontal machining centers.  Takumi machines are hand built and fitted to exacting standards to produce high accuracies and superior surface finishes.

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

SL Lathes

SL slant-bed lathes are turning centers equipped with box ways and designed for heavy cutting to provide superior part finishes. The SL Series includes four models: the SL200 and SL250, both available with ten-inch chucks; the SL300, which has a 12-inch chuck; and the SL450, which has an 18-inch chuck.

Product Development

In 2022, Takumi launched its largest lathe, the SL450, which has an 18-inch chuck.  To accommodate demand for increased tool capacity, Takumi developed an efficient magazine design that can be expanded to hold 90, 120, or 150 tools without requiring an inordinate amount of floor space. Additionally, a new 60-station automatic tool changer was introduced for H-Series machines.

Other Computer Control Systems and Software Products

The following machine tool computer control systems and software products are sold directly to end-users and/or to other original equipment manufacturers (“OEMs”).

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

Software Products

In addition to our standard computer control features, we offer software option products for part programming.  These products are sold to users of our Hurco computerized machine tools equipped with our dual touch-screen or single touch-screen consoles featuring WinMax® control software.  Each international division packages the options as appropriate for its market. The most common options include Advanced Verification Graphics, Solid Model Import with 3D DXF Technology, Swept Surface, DXF Transfer, UltiMonitor, UltiPocket with Helical Ramp Entry and Insert Pockets, Conversational Part and Tool Probing, Tool and Material Library, NC/Conversational Merge, Job List, Automation Job Manager, Stream Load, Active Thermal Compensation, Thread Repair, and Simultaneous Five-Axis Contouring.

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

Designed to take advantage of the Internet of Things, UltiMonitor is a web-based productivity, management, and service tool that enables customers to monitor, inspect, and receive notifications about their Hurco machines from any location where they can access the internet.  Customers can transfer part designs, receive event notifications via email for text, access diagnostic data, monitor the machine via webcam, and communicate with the machine operator.

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

ProCobots CNC Automation

ProCobots provides automation solutions including collaborative robots (cobots), grippers, material handling, and Industry 4.0-capable software and controls.  Designed to be easy to use, safe, and flexible, ProCobots solutions are standardized systems aimed at customers who are in the high-mix, low- and medium-volume manufacturing environments.  Products include portable models, such as the ProFeeder Flex and ProFeeder Table, as well as flexible cell solutions, including the ProFeeder and Easy Desk, and higher volume systems including the ProFeeder Compact, ProFeeder X, and ProFeeder XL models.  ProCobots solutions are available for any Hurco, Milltronics, or Takumi machine.

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

Product Development

In 2022, LCM developed a new high-performance Mill Turn rotary torque table with a 1200 mm diameter table capable of a speed of 800 rpm.

Non-Hurco Branded Products & Technologies

While our three brands of CNC machine tools, related software products, Autobend®, ProCobots, and LCM are responsible for the vast majority of our revenue, we have added certain other non-Hurco OEM products to our portfolio that contribute to our top and bottom line, provide product diversity and market penetration opportunity, and reduce the impact of geographic cyclicality.  We believe these non-Hurco branded products help us partially offset the cyclical nature of the machine tool market and potentially reduce the risks associated with expansion into new geographic markets by diversifying our product offering. These non-Hurco branded products are sold by our wholly-owned distributors and are comprised primarily of other general-purpose vertical machining centers and lathes, laser cutting machines, waterjet cutting machines, CNC grinders, compact horizontal machining centers, metal cutting saws, and CNC Swiss lathes.

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

Manufacturing

Our computerized metal cutting machine tools are manufactured and assembled to our specifications primarily by our wholly-owned subsidiary in Taiwan (Hurco Manufacturing Limited (“HML”)).  HML conducts final assembly operations and is supported by a network of contract suppliers of components and sub-assemblies that manufacture components for our products.  Our facility in Ningbo, China (Ningbo Hurco Machine Tool Co. Ltd (“NHML”)) focuses on the machining of castings to support HML’s production in Taiwan.  The LCM line of electro-mechanical components and accessories for machine tools is designed and manufactured in Italy.  Our facility in Indianapolis, Indiana, also conducts final assembly operations for certain Hurco VMX machines, Milltronics IL/XP models, and Milltronics bridge mills for the American market and manufactures certain electro-spindle components for LCM.

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

Marketing and Distribution

We principally sell our products through approximately 200 independent agents and distributors throughout North and South America (the “Americas”), Europe, and Asia.  Although some distributors carry competitive products, we are the primary line for the majority of our distributors globally.  We also have our own direct sales and service organizations in China, the Czech Republic, France, Germany, India, Italy, the Netherlands, Poland, Singapore, Taiwan, the United Kingdom, and certain parts of the United States, which are among the world’s principal machine tool consuming markets. Our selling divisions in the United States have responsibility for the Americas, which includes Canada, Mexico, Central America, South America, and the U.S.

Approximately 85% of the worldwide demand for computerized machine tools and computer control systems is outside of the U.S.  In fiscal year 2022, approximately 62% of our revenues were derived from customers outside of the Americas.  No single end-user or distributor of our products accounted for more than 5% of our total sales and service fees.  The end-users of our products are precision tool, die and mold manufacturers, independent job shops, specialized short-run production applications within large manufacturing operations, and manufacturing facilities that focus on medium-to-high run production of large batches of a few types of parts instead of small batches of many different parts.  Industries served include aerospace, defense, medical equipment, energy, automotive/transportation, electronics, and computer industries.

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

Demand for our products is also highly dependent upon economic conditions and the general level of business confidence, as well as factors such as production capacity utilization and changes in governmental policies regarding tariffs, corporate taxation, fluctuations in foreign currencies, and other investment incentives.

Competition

We compete with many other machine tool producers in the United States and foreign countries. Most of our competitors are larger and have greater financial resources than us. Major worldwide competitors include DMG Mori Seiki Co., Ltd., Mazak Corporation, Haas Automation, Inc., DN Solutions (formerly Doosan Corporation), Okuma Machinery Works, Ltd., Fryer Machine Systems Inc., ProtoTRAK CNC Machines, Quick Jet Machine, Co., Ltd., Gentiger Machinery Industrial, Co., Ltd., and Yeong Chin Machinery Industries, Co., Ltd.

Through our subsidiary LCM, we compete with manufacturers of machine tool components and accessories such as IBAG, Kessler, Peron Speed International, GSA Technology Co., Ltd., and Duplomatic Automation.

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

Human Capital Resources

Hurco is committed to attracting and retaining the brightest and best talent. Therefore, investing, developing, and maintaining human capital is critical to our success. As of October 31, 2022, Hurco had approximately 735 full-time employees, of which approximately 27% were in the Americas and 73% were in other global regions.  As a global industrial technology company, a large number of our employees are engineers or trained trade or technical workers focusing on advanced manufacturing, and many of them hold masters’, doctorate, or equivalent advanced degrees. Hurco emphasizes a number of measures and objectives in managing its human capital assets, including, among others, employee safety and wellness, talent acquisition and retention, employee engagement, development, and training, diversity and inclusion, and compensation and pay equity.  None of our employees are covered by a collective-bargaining agreement.  We have not experienced any employee-generated work stoppages or disruptions, and we consider our employee relations to be satisfactory.

COVID-19 and Employee Safety and Wellness

During the COVID-19 pandemic, the safety and well-being of our employees and their families has been a top priority as we continue to serve our customers – many of which are involved in the installation, production, and/or maintenance of critical infrastructure. Our global pandemic efforts include leveraging the advice and recommendations of infectious disease experts and organizations to establish appropriate safety standards and secure appropriate levels of personal protective equipment for our workforce. Based upon this advice and recommendations, we have adopted and implemented the Hurco COVID-19 Exposure Prevention, Preparedness, and Response Plan (the “Hurco COVID Response Plan”) to outline our policies and procedures designed to mitigate the potential for transmission of COVID-19 and prevent exposure to illness from certain other infectious diseases. Among other things, the Hurco COVID Response Plan memorializes employee, manager, and company responsibilities related to house-keeping and sanitization, hygiene and respiratory etiquette, use of personal protective equipment, employee, and visitor screening procedures, leave policies and accommodations, remote working opportunities and infrastructure, and protocols for not reporting to work and/or when to return to work upon potential and/or confirmed COVID-19 exposure or infection. In addition to procuring personal protective equipment, automatic screening stations, and other preventative resources, we have also leveraged Hurco technology and human capital to directly produce personal protective equipment on Hurco products and distributed the same to our personnel and customers around the world.

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

Availability of Reports and Other Information

Our website can be found at www.hurco.com.  We use this website as a means of disclosing pertinent information about the Company, free of charge, including:

●	Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, proxy materials, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file that material with or furnish it to the SEC;
●	Press releases on quarterly earnings, product announcements, legal developments, and other material news that we may post from time to time;
●	Corporate governance information including our Corporate Governance Principles, Code of Business Conduct and Ethics, information concerning our Board of Directors and its committees, including the charters of the Audit Committee, Compensation Committee, Nominating and Governance Committee and other governance-related policies; and
●	Opportunities to sign up for email alerts and RSS feeds to have information provided in real time.

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

Uncertain global economic conditions have adversely affected, and may in the future adversely affect, overall demand.

We typically sell the majority of our larger, high-performance VMX machines in Europe, which makes us particularly sensitive to economic and market conditions in that region.  Economic uncertainty and business downturns in the U.S., European, and Asian Pacific markets have adversely affected, and may in the future adversely affect, our results of operations and financial condition. Moreover, global economic uncertainty and business downturns may be exacerbated or exaggerated in markets that are subject to ongoing wars or conflicts or in markets that depend on resources, energy, or supply chains from jurisdictions participating in such wars or conflicts. In particular, many markets in Europe and throughout the world are currently being negatively impacted by the war in Ukraine and resulting sanctions imposed on Russia.

Our international operations pose additional risks that may adversely impact sales and earnings.

During fiscal year 2022, approximately 62% of our revenues were derived from sales to customers located outside of the Americas.  In addition, our main manufacturing facilities are located outside of the U.S.  Our international operations are subject to a number of risks, including:

●	trade barriers;
●	regional economic uncertainty and nationalistic trade strategies;
●	differing labor regulation;
●	governmental expropriation;
●	domestic and foreign customs and tariffs;
●	current and changing regulatory environments affecting the importation and exportation of products and raw materials;
●	difficulty in obtaining distribution support;
●	difficulty in staffing and managing widespread operations;
●	differences in the availability and terms of financing;
●	political instability and unrest;
●	negative or unforeseen consequences resulting from the introduction, termination, modification, or renegotiation of international trade agreements or treaties or the imposition of countervailing measures or anti-dumping duties or similar tariffs;

●	foreign exchange controls that make it difficult to repatriate earnings and cash;
●	changes in tax regulations and rates in foreign countries; and
●	changes in the geopolitical environment, wars, conflicts, or trade barriers or blockades in the European Union and Asia, which may adversely affect business activity and economic conditions globally and could continue to contribute to instability in global financial and foreign exchange markets, as well as disrupt the free movement of goods, services, and people between countries.

Quotas, tariffs, taxes, or other trade barriers could require us to attempt to change manufacturing sources, reduce prices, increase spending on marketing or product development, withdraw from or not enter certain markets, or otherwise take actions that could be adverse to us and/or that we might not be able to accomplish in a timely manner or at all.  Also, in some foreign jurisdictions, we may be subject to laws limiting the right and ability of entities organized or operating therein to pay dividends or remit earnings to affiliated companies unless specified conditions are met.  These factors may adversely affect our future operating results.  The vast majority of our products are shipped from our manufacturing facility in Taiwan from the Port of Taichung to four ports of destination: Los Angeles, California; Tacoma, Washington; Venlo, the Netherlands; and Shanghai, China.  Changes in customs requirements, as a result of national security or other constraints put upon these ports, may also have an adverse impact on our results of operations. Similarly, significant delays at one or more of the ports where our products are shipped or received has impacted, and could continue to impact, the amount of time required to ship our products to customers, which could materially adversely impact our business, demand for our products, our ability to meet quoted delivery dates, our results of operations, future operations, and/or financial condition.

Additionally, we must comply with complex foreign and U.S. laws and regulations in a multitude of jurisdictions, such as the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act, other foreign laws prohibiting corrupt payments to governmental officials, and anti-competition regulations. Violations of these laws and regulations could result in fines and penalties, criminal sanctions, tariffs or duties, restrictions on our business conduct and on our ability to offer our products in one or more countries, and could also materially adversely affect our brand, our ability to attract and retain employees, our international operations, our business and our operating results. Although we have implemented policies, procedures, and training designed to ensure compliance with these laws and regulations, there can be no assurance that our employees, contractors, or agents will not violate our policies.

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

Additionally, the geopolitical environment and ongoing sovereign relationship between China and Taiwan, including recent heightened tensions between them, could have a material impact on our business. Specifically, if a trade war, tariff, physical or economic blockade, or war ensued and impacted access to or from the Taiwan or Chinese markets or workforce, we could have challenges maintaining production plans or output, accessing the skilled labor necessary to produce our products without interruption, accessing and/or shipping our finished goods, work in progress, or other inventories located in either of those territories, accessing or maintaining our supply base that is located in those territories or elsewhere, and/or otherwise experience significant disruptions in our business. Such disruptions, if prolonged, could have a material adverse effect on our business, results of operations, and financial condition. In such a case, we may be forced to relocate and/or shift production facilities to other geographic territories to mitigate the risks associated with consolidating our manufacturing operations in such territories, which would likely result in disruptions to our production plans and/or our ability to meet forecasted customer demand in the near and medium term, all of which could have a material adverse effect on our business, financial results, future operations, and/or financial position.

Fluctuations in the exchange rates between the U.S. Dollar and any of several foreign currencies can increase our costs and decrease our revenues.

Our sales to customers located outside of the Americas, which generated approximately 62% of our revenues in fiscal year 2022, are invoiced and received in several foreign currencies, primarily the Euro, Pound Sterling and Chinese Yuan. Therefore, our results of operations and financial condition are affected by fluctuations in exchange rates between these currencies and the U.S. Dollar, both for purposes of actual conversion and for financial reporting purposes. In addition, we are exposed to exchange risk associated with our purchases of materials and components for our Taiwan manufacturing operations, which are primarily made in the New Taiwan Dollar and the Euro.  We hedge a portion of our foreign currency exposure with the purchase of forward exchange contracts. These hedge contracts only mitigate the impact of changes in foreign currency exchange rates that occur during the term of the related contract period and carry risks of counterparty failure.  There can be no assurance that our hedges will have their intended effects.

We compete with larger companies that have greater financial resources, and our business could be harmed by competitors’ actions.

The markets in which our products are sold are extremely competitive and highly fragmented. In marketing our products, we compete with other manufacturers in terms of quality, reliability, price, value, delivery time, service, and technological characteristics. We compete with a number of U.S., European, and Asian competitors, many of which are larger and have substantially greater financial resources and some of which have been supported by governmental or financial institution subsidies and, therefore, may have competitive advantages over us. Our financial resources are limited compared to those of many of our competitors, making it challenging to remain competitive.

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

We have operations in the U.K. related to Hurco Europe Ltd. (“HEL”), our sales and service business unit located there. Changes resulting from Brexit,  the December 2020 Brexit Deal, and/or subsequent transition agreements or arrangements could subject us or our subsidiaries, including HEL, to increased risk, including, among others, changes in regulatory oversight, disruptions to supply, increases in prices, fees, taxes or tariffs on goods that are sold between the E.U. and the U.K., inspections or barriers on goods sold between the U.K. and the E.U., extra charges, and/or difficulty staffing. We have evaluated the impact of Brexit on us, our subsidiaries, including HEL, our business, and our future operations, operating results, and cash flows, and it has not materially changed our business to date.

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

Widespread public health emergencies or outbreaks of epidemics, pandemics, or contagious diseases, such as the COVID-19 pandemic, have had, and could continue to have, a material adverse effect on our business, financial condition, and results of operations. As a result of the COVID-19 pandemic and related resurgences, governmental authorities in jurisdictions where our facilities, customers, and suppliers are located have imposed mandatory closures, stay-at-home orders, and social distancing protocols that significantly limit the movement of people, goods, and services or otherwise restrict normal business operations or consumption patterns.

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

Additionally, the COVID-19 outbreak has disrupted and could in the future disrupt our ability to deliver and/or install machines, our procurement of supplies for our operations, and our customers’ purchasing behavior or decisions. The COVID-19 pandemic has resulted in significantly reduced demand for our products in certain markets from time to time, which could continue for an extended period of time. Any or all of the foregoing in jurisdictions where we or our customers, suppliers, or business partners are located have had and could continue to have a material adverse effect on our business, results of operations, cash flows, and financial condition. In addition, fluctuations in demand and other implications associated with the COVID-19 pandemic have resulted in, and could continue resulting in, certain supply chain constraints and challenges.

Significant increases in economic and demand uncertainty have led to disruption and volatility in the global credit and financial markets, which increases the cost of capital and adversely impacts access to capital for both our company and our customers and suppliers. In addition, resulting changes in our access to or cost of capital, expected cash flows, or other factors could cause our intangible assets to be impaired, resulting in a non-cash charge against results of operations to write down the intangible assets for the amount of the impairment. The duration and scope of the COVID-19 pandemic and related effects remain uncertain and, therefore, we cannot reasonably estimate the potential impact on our business, financial condition, or results of operations, but such impact has been, and could continue to be, material.

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

Our future success depends, in part, upon our ability to protect our intellectual property.  We rely principally on nondisclosure agreements, other contractual arrangements, trade secret law, trademark registration, and patents to protect our intellectual property. However, these measures may be inadequate to protect our intellectual property from infringement by others or prevent misappropriation of our proprietary rights.  In addition, the laws of some foreign countries do not protect proprietary rights to the same extent as do U.S. laws. Our inability to protect our proprietary information and enforce our intellectual property rights through infringement proceedings could have a material adverse effect on our business, financial condition, and results of operations.

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

We depend on our wholly owned subsidiaries, HML, NHML, Milltronics, and LCM, to produce our machine tools and electro-mechanical components and accessories in Taiwan, China, the U.S., and Italy, respectively.  We also depend on our 35% owned affiliate, HAL, and other key third-party suppliers to produce our computer control systems and key components, such as motors and drives, for our machine tools. An unplanned interruption in manufacturing or supply, or a significant increase in price from third party suppliers, would have a material adverse effect on our business, results of operations, and financial condition. Such an interruption or increase in price could result from various factors, including a change in the political environment, such as trade wars or tariffs, a natural disaster, such as an earthquake, typhoon, or tsunami, or vulnerabilities in our technology or cyber-attacks against our information systems, such as ransomware attacks. Also, any interruption in service by one of our key component suppliers, if prolonged, could have a material adverse effect on our business, results of operations and financial condition.

Fluctuations in the price of raw materials and other inputs, especially steel, iron, and energy, could adversely affect our sales, costs, and profitability.

We manufacture products with a high iron and steel content. The availability and price for these and other raw materials, as well as for other inputs such as energy, are subject to volatility due to worldwide supply and demand forces, speculative actions, inventory levels, exchange rates, production costs, anticipated or perceived shortages, geopolitical relationships or conflicts, and tariffs or other trade restrictions. In some cases, those cost increases can be passed on to customers in the form of price increases, in other cases, they cannot. If the prices of raw materials and other inputs increase and we are not able to charge our customers higher prices to compensate, our results of operations would be adversely affected.  Recent inflationary pressures and other factors have resulted in increases to the cost of the inputs or raw materials for our products. Similarly, recently, costs associated with transportation and freight services have previously increased significantly due to limited capacity and/or availability of containers, shipping vessels, and/or receiving port services. If prolonged, and if they cannot be passed on to customers in the form of price increases, these fluctuations in the price of raw materials, product components, other inputs, and/or transportation services could adversely affect our sales, costs, margin, and profitability.

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

We actively seek additional opportunities to expand our product offerings or the markets we serve by acquiring other companies, product lines, technologies, and personnel. Acquisitions involve numerous risks, including the following:

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

For example, in the fourth quarter of fiscal year 2020, we recorded a one-time $4.9 million non-cash impairment charge on goodwill arising from prior acquisitions.  The goodwill impairment charge was attributable primarily to the prolonged ongoing uncertainty in the global markets due to the COVID-19 pandemic.

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

A number of U.S. states have enacted data privacy and security laws and regulations that govern the collection, use, disclosure, transfer, storage, disposal, and protection of sensitive personal information, such as social security numbers, financial information, and other personal information. For example, several U.S. territories and all 50 states now have data breach laws that require timely notification to individual victims, and at times regulators, if a company has experienced the unauthorized access or acquisition of sensitive personal data. Other state laws include the California Consumer Privacy Act (“CCPA”), which gives California residents certain privacy rights in the collection and disclosure of their personal information and requires businesses to make certain disclosures and take certain other acts in furtherance of those rights. Additionally, effective starting January 1, 2023, the California Privacy Rights Act (the “CPRA”) revised and significantly expanded the scope of the CCPA. The CPRA also created a new California data protection agency authorized to implement and enforce the CCPA and the CPRA, which could result in increased privacy and information security enforcement. Other states have considered and/or enacted similar privacy laws. We will continue to monitor and assess the impact of these state laws, which may impose substantial penalties for violations, impose significant costs for investigations and compliance, allow private class-action litigation, and carry significant potential liability for our business.

Outside of the U.S., data protection laws, including the U.K. and E.U. General Data Protection Regulation (the “GDPR”), also apply to some of our operations. Legal requirements in these countries relating to the collection, storage, processing and transfer of personal data continue to evolve. The GDPR imposes, among other things, data protection requirements that include strict obligations and restrictions on the ability to collect, analyze, and transfer U.K. or EU personal data, as applicable, a requirement for prompt notice of data breaches to data subjects and supervisory authorities in certain circumstances, and possible substantial fines for any violations (including possible fines for certain violations of up to the greater of 20 million Euros or 4% of total worldwide annual revenue under the E.U. GDPR and up to the greater of 17.5 million Pounds or 4% of annual global turnover under the U.K. GDPR). Other governmental authorities around the world are considering and, in some cases, have enacted, similar privacy and data security laws.

The interpretation and enforcement of the laws and regulations described above are uncertain and subject to change and may require substantial costs to monitor and implement compliance with any additional requirements. Failure to comply with U.S. and international data protection laws and regulations could result in government enforcement actions (which could include substantial civil and/or criminal penalties), private litigation and/or adverse publicity, and could negatively affect our operating results and business.

If our network and system security measures are breached and unauthorized access is obtained to our data, to our employees’, customers’, or vendors’ data, or to our critical information technology systems, we may incur legal and financial exposure and liabilities.

As part of our business, we store our data and certain data about our employees, customers, and vendors in our information technology systems. If a third party gained unauthorized access to our data, including any data regarding our employees, customers, or vendors, the security breach could expose us to risks, including loss of business, litigation, and possible liability. Our security measures may be breached as a result of third-party action, including intentional misconduct by computer hackers, employee error, malfeasance, or otherwise. Third parties may attempt to fraudulently induce employees or customers into disclosing sensitive information such as usernames, passwords, or other information to gain access to our customers' data or our data, including our intellectual property and other confidential business information, or our information technology systems. In addition, given their size and complexity, our information systems could be vulnerable to service interruptions or to security breaches from inadvertent or intentional actions by our employees, third-party vendors, and/or business partners, or from cyber-attacks by malicious third parties attempting to gain unauthorized access to our products, systems, or confidential information.

Like other public, multi-national corporations, we have and will continue to be subject to, instances of phishing attacks on our email systems, other cyber-attacks, including state-sponsored cyber-attacks, industrial espionage, insider threats, computer denial-of-service attacks, computer viruses, ransomware, and other malware, wire fraud, or other cyber incidents.

The techniques used to obtain unauthorized access, or to sabotage systems, are becoming more sophisticated, frequent, and adaptive, and therefore, we may be unable to anticipate these techniques or to implement adequate preventative measures. Any security breach could result in: the unauthorized publication of our confidential business or proprietary information; the unauthorized release of employee, customer, or vendor data and payment information; a loss of confidence by our customers; damage to our reputation; a disruption to our business; litigation and legal liability; and a negative impact on our future sales.  In addition, the cost and operational consequences of implementing further data protection or data restoration measures could be significant.

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

We review our assets, including intangible assets, for indications of impairment annually and when events or changes in circumstances indicate the carrying value may not be recoverable.  We could be required to record a significant charge to earnings in our financial statements for the period in which any impairment of these assets is determined, which would adversely affect our results of operations for that period.  In the fourth quarter of fiscal year 2020, we recorded a one-time $4.9 million non-cash goodwill impairment charge arising from prior acquisitions, and we may be required to record impairment charges on other assets in the future.

We may experience negative or unforeseen tax consequences.

We may experience negative or unforeseen tax consequences, which could materially adversely affect our results of operations.  We review the probability of the realization of our net deferred tax assets each period based on forecasts of taxable income in both the U.S. and foreign jurisdictions.  This review uses historical results, projected future operating results based upon approved business plans, eligible carryforward periods, tax-planning opportunities, and other relevant considerations.  Adverse changes in our profitability and financial outlook in the U.S. or foreign jurisdictions may require the creation of a valuation allowance to reduce our net deferred tax assets.  Such changes could result in material non-cash expenses in the period in which the changes are made and could have a material adverse impact on our results of operations and financial condition. We also earn a significant amount of our operating income from outside the U.S., and any repatriation of funds representing earnings of foreign subsidiaries may significantly impact our effective tax rates.

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

In December 2017, the U.S. passed the Tax Cuts and Jobs Act. The Company has evaluated and recorded the aggregate impact of this passed legislation on our financial condition, cash flows, and results of operations. Any benefits associated with lower U.S. corporate tax rates could be reduced or outweighed by other tax changes adverse to our business or operations, such as new or additional taxes imposed on earnings and/or reinvested earnings of our foreign subsidiaries. The aggregate impact of such legislation, including adverse future regulatory guidance, could have a material adverse impact on our cash flows and results of operations.

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

Item 1B.UNRESOLVED STAFF COMMENTS

None.

Item 2.PROPERTIES

The following table sets forth the principal use, location, and size of each of our facilities:

Principal Uses	Locations	Square Footage
Corporate headquarters, design and engineering, product testing, sales and marketing, application engineering, customer service, manufacturing and assembly	Indianapolis, Indiana, U.S.	165,000

Manufacturing, assembly, sales, application engineering and customer service	Taichung, Taiwan	427,500
	Waconia, Minnesota, U.S.	61,000
	Castell’Alfero, Italy	32,300

Manufacturing	Ningbo, China	31,000

Sales, application engineering, customer service, and warehousing	High Wycombe, England	26,300
	Paris, France	12,800
	Munich and Verl, Germany	22,400
	Milan, Italy	12,900
	Venlo, the Netherlands	9,700
	Toh Guan, Singapore	5,600
	Shanghai, Qingdao and Kunshan, China	23,700
	Chennai and Pune, India	16,700
	Liegnitz, Poland	1,000
	Grand Rapids, Michigan, U.S.	3,700
	Los Angeles, California, U.S.	11,400
	Stritez, the Czech Republic	5,500

We own the Indianapolis facility and lease all other facilities. The leases have terms expiring at various dates ranging from April 2023 to January 2029. We believe that all of our facilities are well maintained and are adequate for our needs now and in the foreseeable future. We do not believe that we would experience significant difficulty in replacing any of the currently leased facilities if any of our leases were not renewed at expiration.

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

The following information sets forth as of October 31, 2022, the name of each executive officer and his or her age, tenure as an officer, principal occupation, and business experience:

Name	Age	Position(s) with the Company
Michael Doar	67	Executive Chairman of the Board
Gregory S. Volovic	58	Director, President, and Chief Executive Officer
Sonja K. McClelland	51	Executive Vice President, Treasurer and Chief Financial Officer
HaiQuynh Jamison	44	Corporate Controller and Principal Accounting Officer
Jonathon D. Wright	40	General Counsel and Corporate Secretary

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

Gregory S. Volovic has been employed by us since March 2005 and has been a member of our Board of Directors since March 2019.  Mr. Volovic was appointed as our President in March 2013, and he served as our Chief Operating Officer from March 2019 until he was appointed as our Chief Executive Officer in March 2021.  Prior to becoming President in 2013, Mr. Volovic held various positions within our company including Vice President Software & Controls, Executive Vice President Engineering & Technology, and Executive Vice President Engineering & Manufacturing Operations. Prior to joining us, Mr. Volovic held various positions with Thomson, Inc. including Director of E-Business, Engineering and Information Technology.  Prior to Thomson, Mr. Volovic was employed by Unisys Corporation.

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

PART II

Item 5.MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on the Nasdaq Global Select Market under the symbol “HURC”.

Holders

There were 110 holders of record of our common stock as of December 31, 2022.

Dividend Policy

We began declaring cash dividends on our common stock in the third quarter of fiscal year 2013, and we expect to continue to declare dividends on a quarterly basis; however, the declaration and amount of any future cash dividends will be subject to the sole discretion of our Board of Directors and will depend upon many factors, including our results of operations, financial condition, capital requirements, regulatory and contractual restrictions, our business strategy and other factors deemed relevant by our Board of Directors from time to time.

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

The disclosure under the caption “Equity Compensation Plan Information at 2022 Fiscal Year End” in our 2023 proxy statement is incorporated by reference in Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The performance graph information is included in Item 9B. Other Information.

Item 6.  RESERVED

Item 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) contains information intended to help provide an understanding of our financial condition and other related matters, including our liquidity, capital resources and results of operations. The MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and the notes thereto included elsewhere in this report.

The following MD&A generally focuses on the operating results and year-over-year comparisons between fiscal years 2022 and 2021. Discussion of fiscal year 2020 results and year-over-year comparisons between fiscal years 2021 and 2020 that are not included in this Annual Report on Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended October 31, 2021, filed with the SEC on January 7, 2022.

EXECUTIVE OVERVIEW

Hurco Companies, Inc. is an international, industrial technology company operating in a single segment.  We design, manufacture, and sell computerized (i.e., CNC) machine tools, consisting primarily of vertical machining centers (mills) and turning centers (lathes), to companies in the metal cutting industry through a worldwide sales, service, and distribution network.  Although the majority of our computer control systems and software products are proprietary, they predominantly use industry standard personal computer components.  Our computer control systems and software products are primarily sold as integral components of our computerized machine tool products.  We also provide machine tool components, automation integration equipment and solutions for job shops, software options, control upgrades, accessories and replacement parts for our products, as well as customer service, training, and applications support.

The following overview is intended to provide a brief explanation of the principal factors that have contributed to our recent financial performance.  This overview is intended to be read in conjunction with the more detailed information included in our financial statements, and notes thereto, that appear elsewhere in this report.

The market for machine tools is international in scope. We have both significant foreign sales and significant foreign manufacturing operations.  During fiscal year 2022, approximately 50% of our revenues were attributable to customers in Europe, where we typically sell more of our higher-performance, higher-priced VMX series machines.  Additionally, approximately 12% of our revenues were attributable to customers in the Asia Pacific region, where we encounter greater pricing pressures.

We have three brands of CNC machine tools in our product portfolio.  Hurco is the technology innovation brand for customers who want to increase productivity and profitability by selecting a brand with the latest software and motion technology.  Milltronics is the value-based brand for shops that want easy-to-use machines at competitive prices.  The Takumi brand is for customers that need very high speed, high efficiency performance, such as that required in the production, die and mold, aerospace, and medical industries.  Takumi machines are equipped with industry standard controls instead of the proprietary controls found on Hurco and Milltronics machines.  These three brands of CNC machine tools are responsible for the vast majority of our revenue.  However, we have added other non-Hurco branded products to our product portfolio that have contributed product diversity and market penetration opportunity.  These non-Hurco branded products are sold by our wholly-owned distributors and are comprised primarily of other general-purpose vertical milling centers and lathes, laser cutting machines, waterjet cutting machines, CNC grinders, compact horizontal machines, metal cutting saws, and CNC swill lathes. ProCobots is our wholly-owned subsidiary that provides automation solutions. In addition, through our wholly-owned subsidiary LCM, we produce high value machine tool components and accessories.

We principally sell our products through approximately 200 independent agents and distributors throughout the Americas, Europe, and Asia. Although some distributors carry competitive products, we are the primary line for the majority of our distributors globally. We also have our own direct sales and service organizations in China, the Czech Republic, France, Germany, India, Italy, the Netherlands, Poland, Singapore, Taiwan, the United Kingdom, and certain parts of the United States, which are among the world's principal machine tool consuming markets. The vast majority of our machine tools are manufactured to our specifications primarily by our wholly-owned subsidiary in Taiwan, HML. Machine castings to support HML’s production are manufactured at our wholly-owned subsidiary in Ningbo, China, NHML. Components to support our SRT line of five-axis machining centers, such as the direct-drive spindle, swivel head, and rotary table, are manufactured by our wholly-owned subsidiary in Italy, LCM.

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

We operate in the industrial equipment industry and have a global footprint that subjects us to various business risks in many different countries. As a result of the global COVID-19 pandemic, beginning in early 2020, governmental authorities in many of the major global machine tool markets implemented mandatory stay-at-home or shelter orders requiring most businesses to close or to significantly limit operations, resulting in a sudden decrease in demand for many goods and services. Although the mandatory stay-at-home or shelter orders in many jurisdictions permitted our local operations to continue as an essential business or a supplier to critical infrastructure industries or otherwise with remote work capabilities, many of our customers experienced, and continue to experience, significant disruptions in their business operations and normal purchasing cycles. We cannot predict the duration or scope of impact of the COVID-19 pandemic and the negative financial impact to our results cannot be reasonably estimated, but we believe the impact has been material thus far with regard to revenues, income from operations, and cash flow from operations and could continue to be material in the near future. To date, we have experienced some delays in our supply chain and have not completely ceased operations at any of our global facilities, but have implemented remote working capabilities, as appropriate or otherwise required under local law. We have also implemented adjustments in headcount and discretionary spending, delayed capital expenditures, and monitored production activities closely in an effort to weather the adverse business climate. We also received stimulus in various countries to support operations and implemented tax deferrals and provisions that were available to us. We also experienced inflationary pressures and input cost increases in our supply chains on components for our products. We have also seen capacity for transportation and freight services limited significantly by container or vessel availability and delays at departing and receiving ports, all of which have contributed to significantly increased costs and prices associated with the global shipment of our products.

The COVID-19 pandemic did not have as significant an impact on our business and industry during fiscal year 2022 as it did in fiscal years 2020 and 2021. However, intermittent lockdowns and similar restrictions in certain markets from time to time continue to impact our business, including those in China pursuant to its zero- tolerance COVID policy.

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

	Percentage of Revenues			Year-to-Year % Change
	2022	2021	2020	Increase/Decrease
				’22 vs. ’21	’21 vs. ’20
Sales and service fees	100%	100%	100%	7%	38%
Gross profit	26%	24%	21%	15%	54%
Selling, general and administrative expenses	21%	20%	24%	12%	11%
Goodwill impairment	—	—	3%	—	(100)%
Operating income (loss)	5%	4%	(6)%	24%	204%
Net income (loss)	3%	3%	(4)%	22%	208%

Fiscal Year 2022 Compared to Fiscal Year 2021

Sales and Service Fees. Sales and service fees for fiscal year 2022 were $250.8 million, an increase of $15.6 million, or 7%, compared to fiscal year 2021, and included an unfavorable currency impact of $13.9 million, or 6%, when translating foreign sales to U.S. Dollars for financial reporting purposes.

Net Sales and Service Fees by Geographic Region

The following table sets forth net sales and service fees by geographic region for the fiscal years ended October 31, 2022 and 2021 (dollars in thousands):

	Fiscal Year Ended October 31,				Increase/Decrease
	2022		2021		Amount	%
Americas	$95,964	38%	$86,301	37%	$9,663	11%
Europe	126,050	50%	117,522	50%	8,528	7%
Asia Pacific	28,800	12%	31,372	13%	(2,572)	(8)%
Total	$250,814	100%	$235,195	100%	$15,619	7%

Sales in the Americas for fiscal year 2022 increased by 11%, compared to fiscal year 2021, primarily due to inflationary price increases and an increased volume of shipments of VM and higher-performance five-axis Hurco machines.

European sales for fiscal year 2022 increased by 7%, compared to fiscal year 2021, and included an unfavorable currency impact of 11%, when translating foreign sales to U.S. Dollars for financial reporting purposes. This increase was primarily driven by inflationary price increases, an increased volume of shipments of higher-performance Hurco, Takumi, and Milltronics machines across the European region, as well as increased sales of electro-mechanical components and accessories manufactured by LCM.

Asian Pacific sales for fiscal year 2022 decreased by 8%, compared to fiscal year 2021, and included an unfavorable currency impact of 3%, when translating foreign sales to U.S. Dollars for financial reporting purposes. The year-over-year decrease in Asian Pacific sales primarily resulted from a reduced volume of shipments of Hurco and Takumi machines in China and Southeast Asia, partially offset by an increased volume of shipments of Hurco machines in India. The reduced volume of shipments of Hurco and Takumi machines in China was primarily due to recent COVID-19 lockdowns and similar restrictions in major Chinese markets pursuant to China’s zero-tolerance COVID-19 policy.

Net Sales and Service Fees by Product Category

The following table sets forth net sales and service fees by product group and services for the fiscal years ended October 31, 2022 and 2021 (dollars in thousands):

	Fiscal Year Ended October 31,				Increase/Decrease
	2022		2021		Amount	%
Computerized Machine Tools	$211,804	85%	$198,602	85%	$13,202	7%
Computer Control Systems and Software †	2,634	1%	2,528	1%	106	4%
Service Parts	28,219	11%	26,425	11%	1,794	7%
Service Fees	8,157	3%	7,640	3%	517	7%
Total	$250,814	100%	$235,195	100%	$15,619	7%

† Amounts shown do not include computer control systems and software sold as an integrated component of computerized machine systems.

Sales of computerized machine tools and computer control systems and software for fiscal year 2022 increased by 7% and 4%, respectively, compared to fiscal year 2021, primarily due to inflationary price increases and an increased volume of shipments of VM and higher-performance five-axis Hurco machines in North America and Europe. Sales of service parts for fiscal year 2022 increased by 7%, compared to fiscal year 2021, due mainly to inflationary price increases and an increased volume of aftermarket sales in North America and the United Kingdom.   Service fees increased by 7% during fiscal year 2022, compared to fiscal year 2021, primarily due to increased aftermarket service for Hurco and Takumi machines throughout Europe.  During fiscal year 2022, sales for all product categories included an unfavorable currency impact of 6%, when translating foreign sales to U.S. Dollars for financial reporting purposes.

Orders and Backlog. Orders for fiscal year 2022 were $240.9 million, a decrease of $24.5 million, or 9%, compared to fiscal year 2021, and included an unfavorable currency impact of $14.3 million, or 5%, when translating foreign orders to U.S. Dollars.

The following table sets forth new orders booked by geographic region for the fiscal years ended October 31, 2022 and 2021 (dollars in thousands):

	Fiscal Year Ended October 31,				Increase/Decrease
	2022		2021		Amount	%
Americas	$92,268	38%	$95,767	36%	$(3,499)	(4)%
Europe	122,556	51%	133,802	50%	(11,246)	(8)%
Asia Pacific	26,107	11%	35,852	14%	(9,745)	(27)%
Total	$240,931	100%	$265,421	100%	$(24,490)	(9)%

Orders in the Americas for fiscal year 2022 decreased by 4%, compared to fiscal year 2021, primarily due to decreased customer demand for Hurco and Milltronics machines, partially offset by inflationary price increases implemented during fiscal year 2022. Despite the year-over-year decrease in total machine order volume, machine orders for Hurco lathes and higher-performance five-axis machines increased during the fiscal year.

European orders for fiscal year 2022 decreased by 8%, compared to fiscal year 2021, and included an unfavorable currency impact of 10%, when translating foreign orders to U.S. Dollars. This decrease was primarily attributable to the negative impact of currency and decreased customer demand for electro-mechanical components manufactured by LCM and for Hurco machines in the United Kingdom, France, and Italy, partially offset by inflationary price increases implemented during fiscal year 2022 and increased demand for Hurco and Takumi machines in Germany and for Milltronics machines across the region.

Asian Pacific orders for fiscal year 2022 decreased by 27%, compared to fiscal year 2021, and included an unfavorable currency impact of 4%, when translating foreign orders to U.S. Dollars. The decrease in Asian Pacific orders year-over-year was driven primarily by decreased customer demand for Hurco and Takumi machines in China and Southeast Asia due to recent COVID-19 lockdowns and similar restrictions, partially offset by increased demand for Hurco machines in India.

Backlog at October 31, 2022 decreased to $44.8 million from $60.0 million at October 31, 2021, primarily due to decreased customer demand during fiscal year 2022 for all product brands and in all regions where our customers are located. We do not believe backlog is a useful measure of past performance or indicative of future performance. Backlog orders as of October 31, 2022 are expected to be fulfilled in fiscal year 2023.

Gross Profit. Gross profit for fiscal year 2022 was $64.5 million, or 26% of sales, compared to $56.2 million, or 24% of sales, for fiscal year 2021. During fiscal year 2021, we recorded approximately $1.2 million, or 1% of sales, for the employee retention credit extended to companies under the Economic Aid to Hard-Hit Small Businesses, Nonprofits, and Venues Act and the American Rescue Plan Act of 2021 (the “employee retention credit”). While the employee retention credit did not recur in fiscal year 2022, gross profit as a percentage of sales benefited from increased sales of higher-performance machines, improved leverage of fixed overhead costs and inflationary price increases implemented during fiscal year 2022.

Operating Expenses. Selling, general, and administrative expenses for fiscal year 2022 were $51.7 million, or 21% of sales, compared to $46.0 million, or 20% of sales, for fiscal year 2021, and included a favorable currency impact of $2.2 million, when translating foreign expenses to U.S. Dollars for financial reporting purposes. The year-over-year increase in selling, general, and administrative expenses was driven primarily by increases in marketing and tradeshow expenses (particularly related to the International Manufacturing Technology Show in September 2022), sales commissions, and employee benefit and compensation costs, as well as increased one-time costs for administrative services. The increase in selling, general, and administrative expenses year-over-year also reflected the employee retention credit recorded in those expenses in fiscal year 2021 of $1.7 million, or 1% of sales.

Operating Income (Loss). Operating income for fiscal year 2022 was $12.7 million, or 5% of sales, compared to an operating income of $10.2 million, or 4% of sales, for fiscal year 2021. The year-over-year increase in operating income for fiscal year 2022 was primarily due to increased sales of higher-performance machines and inflationary price increases implemented during fiscal year 2022. Operating income for fiscal year 2021 included a benefit of $2.9 million related to the employee retention credit.

Other Expense, Net. Other expense, net for fiscal year 2022 increased by $1.3 million from fiscal year 2021, due mainly to an increase in foreign currency exchange losses.

Provision for Income Taxes. We recorded an income tax expense of $3.7 million for fiscal year 2022, compared to income tax expense of $3.4 million for fiscal year 2021.  Our effective tax rate for fiscal year 2022 was 31%, compared to 33% for fiscal year 2021. The year-over-year change in the effective tax rate was primarily due to changes in geographic mix of income and loss that includes jurisdictions with differing tax rates, various discrete tax items, and changes in income tax laws to address the unfavorable impact of the COVID-19 pandemic.

Net Income (Loss). Net income for fiscal year 2022 was $8.2 million, or $1.23 per diluted share, compared to $6.8 million, or $1.01 per diluted share, for fiscal year 2021.  The year-over-year increase in net income was primarily due to increased sales of higher-performance machines and inflationary price increases implemented during fiscal year 2022.

Liquidity and Capital Resources

At October 31, 2022, we had cash and cash equivalents of $63.9 million, compared to $84.1 million at October 31, 2021. The decrease in cash and cash equivalents was primarily a result of increases in inventories. Approximately 31% of our $63.9 million of cash and cash equivalents is held in the U.S. The balance is attributable to our foreign operations and is held in the local currencies of our various foreign entities, subject to fluctuations in currency exchange rates. We do not believe that the indefinite reinvestment of these funds offshore impairs our ability to meet our domestic working capital needs.

Working capital (including cash and cash equivalents) was $194.7 million at October 31, 2022, compared to $208.7 million at October 31, 2021. The decrease in working capital was primarily driven by decreases in cash and cash equivalents, prepaid assets, and accounts receivable, partially offset by an increase in inventories and decreases in accounts payable and customer deposits.

Inventories, net were $156.2 million at October 31, 2022, compared to $148.2 million at October 31, 2021. Inventory turns at October 31, 2022 of 1.2 remained the same as that at October 31, 2021.

Capital expenditures were $2.2 million in fiscal year 2022, compared to $2.4 million in fiscal year 2021. Capital expenditures for fiscal year 2022 were primarily for software development costs, purchases of factory equipment for production facilities, and purchases of general software and equipment for sales and service divisions. We funded these expenditures with cash flows from operations.

On March 12, 2021, we announced that our Board of Directors approved a share repurchase program in an aggregate amount of up to $7.0 million. Repurchases under the program may be made in the open market or through privately-negotiated transactions from time to time through March 10, 2023, subject to applicable laws, regulations and contractual provisions. The program may be amended, suspended or discontinued at any time and does not commit us to repurchase any shares of our common stock. During fiscal year 2022, we repurchased $2.9 million in shares of our common stock, and $4.1 million remained available under the program as of January 6, 2023.

On January 6, 2023, we announced that our Board of Directors approved an additional share repurchase program in an aggregate amount of up to $25.0 million. Repurchases under the program may be made in the open market or through privately negotiated transactions from time to time through November 10, 2024, subject to applicable laws, regulations and contractual provisions. The program may be amended, suspended, or discontinued at any time and does not commit us to repurchase any shares of our common stock.

In addition, during fiscal year 2022, we paid cash dividends to our shareholders equal to $3.9 million. Future dividends are subject to approval of our Board of Directors and will depend upon many factors, including our results of operations, financial condition, capital requirements, regulatory and contractual restrictions, our business strategy and other factors deemed relevant by our Board of Directors from time to time.

On December 31, 2018, we and our subsidiary Hurco B.V. entered into a credit agreement with Bank of America, N.A., as the lender, which was subsequently amended on each of March 13, 2020, December 23, 2020, December 17, 2021, and January 4, 2023 (as amended, the “2018 Credit Agreement”). The 2018 Credit Agreement provides for an unsecured revolving credit and letter of credit facility in a maximum aggregate amount of $40.0 million. The 2018 Credit Agreement provides that the maximum amount of outstanding letters of credit at any one time may not exceed $10.0 million, the maximum amount of outstanding loans made to our subsidiary Hurco B.V. at any one time may not exceed $20.0 million, and the maximum amount of all outstanding loans denominated in alternative currencies at any one time may not exceed $20.0 million. Under the 2018 Credit Agreement, we and Hurco B.V. are borrowers, and certain of our other subsidiaries are guarantors. The scheduled maturity date of the 2018 Credit Agreement is December 31, 2023.

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

The 2018 Credit Agreement contains customary affirmative and negative covenants and events of default, including covenants (1) restricting us from making certain investments, loans, advances and acquisitions (but permitting us to make investments in subsidiaries of up to $10.0 million); (2) restricting us from making certain payments, including (a) cash dividends, except that we may pay cash dividends as long as immediately before and after giving effect to such payment, the sum of the unused amount of the commitments under the 2018 Credit Agreement plus our cash on hand is not less than $10.0 million, and as long as we are not in default before and after giving effect to such dividend payments and (b) payments made to repurchase shares of our common stock, except that we may repurchase shares of our common stock as long as we are not in default before and after giving effect to such repurchases and the aggregate amount of payments made by us for all such repurchases during any fiscal year does not exceed $25.0 million; (3) requiring that we maintain a minimum working capital of $125.0 million; and (4) requiring that we maintain a minimum tangible net worth of $176.5 million.  We may use the proceeds from advances under the 2018 Credit Agreement for general corporate purposes.

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

As of October 31, 2022, our existing credit facilities consisted of the €1.5 million revolving credit facility in Germany, the 150 million New Taiwan Dollars Taiwan credit facility, the 32.5 million Chinese Yuan China credit facility, and the $40.0 million revolving credit facility under the 2018 Credit Agreement.  We had no debt or borrowings under any of our credit facilities at October 31, 2022.

At October 31, 2022, we had an aggregate of approximately $50.6 million available for borrowing under our credit facilities and were in compliance with all covenants relating thereto.

We have an international cash pooling strategy that generally provides access to available cash deposits and credit facilities when needed in the U.S., Europe, or Asia Pacific. We believe our access to cash pooling and our borrowing capacity under our credit facilities provide adequate liquidity to fund our global operations over the next twelve months and beyond and allow us to remain committed to our strategic plan of product innovation, acquisitions, targeted penetration of developing markets, payment of dividends and our stock repurchase program.

We remain committed to a balanced capital allocation strategy that prioritizes a strong balance sheet and liquidity position while recognizing the importance of accretive growth and returning value to shareholders through dividends and stock repurchases, where appropriate. As such, we continue to actively evaluate acquisition opportunities that support our long-term strategic plan.

Contractual Obligations and Commitments

The following is a table of contractual obligations and commitments as of October 31, 2022 (in thousands):

	Payments Due by Period
					More
		Less than			than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Operating leases	$9,092	$4,132	$3,477	$986	$497
Accrued and deferred taxes and credits	5,444	38	802	509	4,095
Total	$14,536	$4,170	$4,279	$1,495	$4,592

In addition to the contractual obligations and commitments disclosed above, we also have a variety of other obligations for the procurement of materials and services, none of which subject us to any material non-cancelable commitments. While some of these obligations arise under long-term supply agreements, we are not committed under these agreements to accept or pay for requirements that are not needed to meet our production needs. We have no material minimum purchase commitments or “take-or-pay” type agreements or arrangements. Unrecognized tax benefits in the amount of approximately $0.1 million, excluding any interest and penalties, have been excluded from the table above because we are unable to determine a reasonably reliable estimate of the timing of future payment.

We expect capital spending in fiscal year 2023 to be approximately $3.7 million, which includes investments for software development, leasehold improvement, factory equipment, and production facilities, as well as general software and equipment for selling facilities. We expect to fund these commitments with cash on hand and cash generated from operations.

Off Balance Sheet Arrangements

From time to time, our subsidiaries guarantee third party payment obligations in connection with the sale of machines to customers that use financing. We follow Financial Accounting Standards Board (“FASB”) guidance for accounting for guarantees (codified in Accounting Standards Codification (“ASC”) 460). As of October 31, 2022, we had nine outstanding third party payment guarantees totaling approximately $0.7 million. The terms of these guarantees are consistent with the underlying customer financing terms. Upon shipment of a machine, the customer assumes the risk of ownership. The customer does not obtain title, however, until the customer has paid for the machine. A retention of title clause allows us to recover the machine if the customer defaults on the financing. We accrue liabilities under these guarantees at fair value, which amounts are insignificant.

Critical Accounting Estimates

Our discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. Generally Accepted Accounting Principles. The preparation of financial statements in conformity with those accounting principles requires us to make judgments and estimates that affect the amounts reported in the consolidated financial statements and accompanying notes. Our accounting policies are frequently evaluated as our judgment and estimates are based upon historical experience and on various other assumptions that we believe to be reasonable under the circumstances.

Our judgments and estimates have a significant effect on the financial statements because they result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Actual results could differ from those estimates and such differences could be material to our financial condition and results of operations. Critical accounting estimates are those that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on our financial condition and results of operations.

While our significant accounting policies are more fully described in Note 1 to our consolidated financial statements included elsewhere in this report, we believe the following discussion addresses our most critical accounting estimates, which involve significant subjectivity and judgment, and changes to such estimates or assumptions could have a material impact on our financial condition or operating results. Therefore, we consider an understanding of the variability and judgment required in making these estimates and assumptions to be critical in fully understanding and evaluating our reported financial results.

Goodwill and Intangible Assets. Goodwill and indefinite-lived intangibles arising from a business combination are reviewed for impairment annually as of the last day of our third fiscal quarter, or more frequently, if circumstances arise indicating potential impairment. We have no goodwill as of October 31, 2022.  Other indefinite-lived intangible assets primarily consist of trademarks and trade names and are not material to our consolidated financial statement. Finite-lived intangible assets are amortized over their estimated useful lives and are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount may not be recovered through future net cash flows generated by the assets. We are not aware of any events or changes in circumstances that indicate the carrying value of its finite-lived assets may not be recoverable.

Impairment of Long-Lived Assets – We are required periodically to review the recoverability of certain assets, including property, plant, and equipment, intangible assets, and goodwill, based on projections of anticipated future cash flows, including future profitability assessments of various product lines. We estimate cash flows using internal budgets based on recent sales data.  We are not aware of any events or changes in circumstances that indicate the carrying value of our long-lived assets may not be recoverable.

Inventories and Related Reserves – We determine at each balance sheet date how much, if any, of our inventory may ultimately prove to be either unsalable or unsalable at its carrying cost. Reserves are established to effectively adjust the carrying value of such inventory to lower of cost (first-in, first-out method) or net realizable value. To determine the appropriate level of valuation reserves, we evaluate current stock levels in relation to historical and expected patterns of demand for all of our products. We evaluate the need for changes to valuation reserves based on market conditions, competitive offerings, and other factors on a regular basis.  We have not experienced substantive write-offs due to obsolescence.

Income Taxes – We account for income taxes and the related accounts under the asset and liability method.  Deferred tax assets and liabilities are measured using enacted income tax rates in each jurisdiction in effect for the year in which the temporary differences are expected to be recovered or settled.  These deferred tax assets are reduced by a valuation allowance, which is established when it is more likely than not that some portion or all of the deferred tax assets will not be realized.  We operate in multiple jurisdictions through wholly-owned subsidiaries, and our global structure is complex. The estimates of our uncertain tax positions involve judgments and assessment of the potential tax implications. We recognize uncertain tax positions when it is more likely than not that the tax position will be sustained upon examination by relevant taxing authorities, based on the technical merits of the position. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Accordingly, the ultimate outcome with respect to taxes we may owe may differ from the amounts recognized.  Our judgment regarding the realization of deferred tax assets may change due to future profitability and market conditions, change in U.S. or foreign tax laws, and other factors.  These changes, if any, may require material adjustments to these deferred tax assets and an accompanying reduction or increase in net income in

Capitalized Software Development Costs – Costs incurred to develop computer software products and significant enhancements to software features of existing products are capitalized as required by FASB guidance relating to accounting for the costs of computer software to be sold, leased, or otherwise marketed, and such capitalized costs are amortized over the estimated product life of the related software. The determination as to when in the product development cycle technological feasibility has been established, and the expected product life, require judgments and estimates by management and can be affected by technological developments, innovations by competitors, and changes in market conditions affecting demand. We periodically review the carrying values of these assets and make judgments as to ultimate realization considering the above-mentioned risk factors.

Derivative Financial Instruments – Critical aspects of our accounting policy for derivative financial instruments that we designate as hedging instruments include conditions that require that critical terms of a hedging instrument are essentially the same as a hedged forecasted transaction. Another important element of our policy demands that formal documentation be maintained as required by FASB guidance relating to accounting for derivative instruments and hedging activities. Failure to comply with these conditions would result in a requirement to recognize changes in market value of hedge instruments in earnings. We routinely monitor significant estimates, assumptions, and judgments associated with derivative instruments and compliance with formal documentation requirements.

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

Item 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Interest on borrowings under our bank credit agreements are tied to prevailing domestic and foreign interest rates. At October 31, 2022, we had no borrowings outstanding under any of our credit facilities.

Foreign Currency Exchange Risk

In fiscal year 2022, we derived approximately 62% of our revenues from customers located outside of the Americas, where we invoiced and received payments in several foreign currencies. All of our computerized machine tools and computer control systems, as well as certain proprietary service parts, are sourced by our U.S.-based engineering and manufacturing division and re-invoiced to our foreign sales and service subsidiaries, primarily in their functional currencies.

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

Forward contracts for the sale or purchase of foreign currencies as of October 31, 2022, which are designated as cash flow hedges under FASB guidance related to accounting for derivative instruments and hedging activities, were as follows (in thousands, except weighted average forward rates):

				Contract Amount at
	Notional	Weighted		Forward Rates in
	Amount	Avg.		U.S. Dollars
Forward	in Foreign	Forward		Contract	October 31,
Contracts	Currency	Rate		Date	2022	Maturity Dates
Sale Contracts:
Euro	18,750	1.0689		20,041	18,715	Nov 2022 - Oct 2023
Sterling	5,250	1.2342		6,479	6,053	Nov 2022 - Oct 2023

Purchase Contracts:
New Taiwan Dollar	830,000	28.7542	*	28,865	25,993	Nov 2022 - Oct 2023

*New Taiwan Dollars per U.S. Dollar

Forward contracts for the sale or purchase of foreign currencies as of October 31, 2022, which were entered into to protect against the effects of foreign currency fluctuations on inter-company receivables, payables, and loans and are not designated as hedges under this guidance denominated in foreign currencies, were as follows (in thousands, except weighted average forward rates):

				Contract Amount at
	Notional	Weighted		Forward Rates in
	Amount	Avg.		U.S. Dollars
Forward	in Foreign	Forward		Contract	October 31,
Contracts	Currency	Rate		Date	2022	Maturity Dates
Sale Contracts:
Euro	20,056	0.9981		20,018	19,853	Nov 2022 - Dec 2022
Sterling	999	1.1452		1,145	1,148	Nov 2022

Purchase Contracts:
New Taiwan Dollar	708,811	31.1668	*	22,743	22,039	Nov 2022 - Feb 2023

* New Taiwan Dollars per U.S. Dollar

We are also exposed to foreign currency exchange risk related to our investment in net assets in foreign countries. To manage this risk, we entered into a forward contract with a notional amount of €3.0 million in November 2021. We designated this forward contract as a hedge of our net investment in Euro denominated assets. We selected the forward method under the FASB guidance related to the accounting for derivative instruments and hedging activities. The forward method requires all changes in the fair value of the contract to be reported as a cumulative translation adjustment, net of tax, in Accumulated other comprehensive loss in the same manner as the underlying hedged net assets. This forward contract matured in November 2022 and we entered into a new forward contract for the same notional amount that is set to mature in November 2023. As of October 31, 2022, we had $0.9 million of realized gain and $0.4 million of unrealized gain, net of tax, recorded as cumulative translation adjustments in Accumulated other comprehensive loss, related to these forward contracts.

Forward contracts designated as net investment hedges under this guidance as of October 31, 2022, were as follows (in thousands, except weighted average forward rates):

			Contract Amount at
	Notional	Weighted	Forward Rates in U.S. Dollars
Forward	Amount	Avg.	Contract	October 31,
Contracts	in Foreign Currency	Forward Rate	Date	2022	Maturity Date
Sale Contracts:
Euro	3,000	1.1557	3,467	2,966	Nov 2022

Management’s Annual Report on Internal Control over Financial Reporting

To the Shareholders and

Board of Directors

of Hurco Companies, Inc.

Management of Hurco Companies, Inc. (the “Company”) has assessed the effectiveness of the Company’s internal control over financial reporting as of October 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (COSO). Management is responsible for the Company’s financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting.

Because of its inherent limitations, the Company’s internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In management’s opinion, the Company’s internal control over financial reporting as of October 31, 2022, was effective based on the criteria specified above.

Our independent registered public accounting firm, RSM US LLP (“RSM”), which also audited our consolidated financial statements, audited the effectiveness of our internal control over financial reporting as of October 31, 2022. RSM has issued their attestation report, which is included in Part II, Item 8 of this Annual Report on Form 10-K.

/s/ Gregory S. Volovic
Gregory S. Volovic
President and Chief Executive Officer

/s/ Sonja K. McClelland
Sonja K. McClelland
Executive Vice President, Treasurer, and Chief Financial Officer

Indianapolis, Indiana

January 6, 2023

Item 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders

and the Board of Directors

of Hurco Companies, Inc.

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Hurco Companies, Inc. and its subsidiaries

(the Company) as of October 31, 2022 and 2021, and the related consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity and cash flows for each of the three years in the period ended October 31, 2022, and the related notes and schedule listed in Item 15(a) (collectively, the financial statements). We also have audited the Company’s internal control over financial reporting as of October 31, 2022, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of October 31, 2022 and 2021, and the results of their operations and their cash flows for each of the years in the three-year period ended October 31, 2022, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 31, 2022, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

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

Accounting for Income Taxes – Deferred Tax Assets and Liabilities

As described in Notes 1 and 6 to the consolidated financial statements, the Company accounts for income taxes under the asset and liability method. The Company operates in both the U.S. and international tax jurisdictions and has recorded deferred tax assets relating to deductible temporary differences, net operating losses and credit carryforwards of $9.8 million as of October 31, 2022, with an offsetting valuation allowance of $1.8 million. The deferred tax assets are further reduced by $4.7 million deferred tax liabilities in tax jurisdictions to record net deferred tax assets of $3.4 million and net deferred tax liabilities of $67 thousand. The Company reduces its deferred tax assets by a valuation allowance, if based upon all the available evidence, it is more likely than not that some portion, or all of the deferred tax asset will not be realized. Management evaluated the ability to realize the carrying value of deferred tax assets and liabilities, which involved applying complex tax regulations in federal, state, local and international tax jurisdictions. Management applied significant judgement in assessing the value of and realizability of its deferred tax assets and liabilities. In determining the amount of deferred tax assets that are more-likely-than-not to be realized, management considers by jurisdiction all available positive and negative evidence, including future reversals of existing temporary differences, projected future taxable income, ability to utilize future carrybacks, tax planning strategies and recent financial operations.

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

Our audit procedures related to the Company’s deferred tax assets and liabilities included the following, among others:

●	We obtained an understanding of the relevant controls related to the Company’s computation and evaluation of the gross deferred tax assets and liabilities as well as valuation allowance and tested such controls for design and operating effectiveness.

●	We utilized tax specialists in both domestic and international tax to assist in:

o	Evaluating the appropriateness and accuracy of the deferred tax assets and liabilities by considering applicable tax law and underlying financial records;
o	Testing the projected future reversal of temporary differences by jurisdiction, including the underlying management assumptions;
o	Analyzing management’s application of domestic and foreign tax laws to the Company’s tax provisions; and evaluating i) the viability of contemplated tax planning strategies, and ii) the Company’s assessment of its ability to carryback net operating losses and/or credits.

●	We tested the completeness and accuracy of the data and inputs used to calculate the effective tax rate, current tax provision and deferred tax assets and liabilities.

/s/ RSM US LLP

We have served as the Company's auditor since 2017.

Indianapolis, Indiana

January 6, 2023

HURCO COMPANIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended October 31,
	2022	2021	2020

	(In thousands, except per share amounts)
Sales and service fees	$250,814	$235,195	$170,627

Cost of sales and service	186,336	178,946	134,170

Gross profit	64,478	56,249	36,457

Selling, general and administrative expenses	51,731	46,001	41,416

Goodwill impairment	—	—	4,903

Operating income (loss)	12,747	10,248	(9,862)

Interest expense	27	24	94

Interest income	79	34	130

Investment income	174	173	133

Income from equity investments	733	203	69

Other expense, net	1,828	513	1,179

Income (loss) before income taxes	11,878	10,121	(10,803)

Provision (benefit) for income taxes	3,652	3,357	(4,556)

Net income (loss)	$8,226	$6,764	$(6,247)

Income (loss) per common share

Basic	$1.24	$1.01	$(0.93)
Diluted	$1.23	$1.01	$(0.93)

Weighted average common shares outstanding

Basic	6,580	6,595	6,670
Diluted	6,632	6,608	6,670

Dividends paid per share	$0.59	$0.55	$0.51

The accompanying notes are an integral part of the consolidated financial statements.

HURCO COMPANIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended October 31,
	2022	2021	2020

	(In thousands)
Net income (loss)	$8,226	$6,764	$(6,247)

Other comprehensive income (loss):

Translation gain (loss) of foreign currency financial statements	(19,591)	2,405	5,969

(Gain) / loss on derivative instruments reclassified into operations, net of tax of $59, $(204), and $(126), respectively	191	(679)	(421)

Gain / (loss) on derivative instruments, net of tax of $(119), $(143), and $118, respectively	(384)	(477)	395

Total other comprehensive income (loss)	(19,784)	1,249	5,943

Comprehensive income (loss)	$(11,558)	$8,013	$(304)

The accompanying notes are an integral part of the consolidated financial statements.

HURCO COMPANIES, INC.

CONSOLIDATED BALANCE SHEETS

	As of October 31,
	2022	2021

	(In thousands, except share
ASSETS	and per share data)
Current assets:
Cash and cash equivalents	$63,922	$84,063
Accounts receivable, net	38,444	42,620
Inventories, net	156,207	148,216
Derivative assets	2,515	905
Prepaid and other assets	6,981	14,066
Total current assets	268,069	289,870
Property and equipment:
Land	868	868
Building	7,352	7,352
Machinery and equipment	26,532	29,533
Leasehold improvements	4,351	5,172
	39,103	42,925
Less accumulated depreciation and amortization	(30,620)	(32,318)
Total property and equipment, net	8,483	10,607
Non–current assets:
Software development costs, less accumulated amortization	7,302	7,553
Intangible assets, net	1,246	1,565
Operating lease - right of use assets, net	8,460	10,624
Deferred income taxes	3,442	3,154
Investments and other assets, net	9,235	9,562
Total non–current assets	29,685	32,458
Total assets	$306,237	$332,935
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$38,783	$46,328
Accounts payable - related party	1,924	2,553
Customer deposits	4,839	8,593
Derivative liabilities	3,632	467
Operating lease liabilities	3,973	4,221
Accrued payroll and employee benefits	10,751	10,389
Accrued income taxes	2,611	1,192
Accrued expenses	5,397	5,911
Accrued warranty expenses	1,426	1,516
Total current liabilities	73,336	81,170
Non–current liabilities:
Deferred income taxes	67	68
Accrued tax liability	1,281	1,749
Operating lease liabilities	4,814	6,794
Deferred credits and other	4,095	4,735
Total non–current liabilities	10,257	13,346
Shareholders’ equity:
Preferred stock: no par value per share, 1,000,000 shares authorized; no shares issued	—	—
Common stock: no par value, $.10 stated value per share, 12,500,000 shares authorized; 6,645,352 and 6,691,052 shares issued and 6,566,994 and 6,617,717 shares outstanding, as of October 31, 2022 and October 31, 2021, respectively	657	662
Additional paid-in capital	63,635	63,924
Retained earnings	179,877	175,574
Accumulated other comprehensive loss	(21,525)	(1,741)
Total shareholders’ equity	222,644	238,419
Total liabilities and shareholders’ equity	$306,237	$332,935

The accompanying notes are an integral part of the consolidated financial statements.

HURCO COMPANIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended October 31,
	2022	2021	2020

	(In thousands)
Cash flows from operating activities:
Net income (loss)	$8,226	$6,764	$(6,247)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Provision for doubtful accounts	(159)	244	510
Deferred income taxes	(631)	(112)	(547)
Equity in (income) loss of affiliates	(733)	(203)	(69)
Foreign currency (gain) loss	1,393	31	257
Unrealized (gain) loss on derivatives	727	(316)	622
Depreciation and amortization	3,918	4,193	4,547
Stock–based compensation	2,686	2,779	2,058
Goodwill impairment charge	—	—	4,903
Change in assets and liabilities, net of acquisitions:
(Increase) decrease in accounts receivable	280	(15,188)	15,909
(Increase) decrease in inventories	(24,440)	2,165	3,461
(Increase) decrease in prepaid and other current assets	7,022	690	(3,545)
Increase (decrease) in accounts payable	(2,278)	20,617	(2,367)
Increase (decrease) in customer deposits	(3,056)	3,111	(189)
Increase (decrease) in accrued expenses	1,018	2,142	(1,603)
Increase (decrease) in accrued payroll and employee benefits	362	3,458	(4,941)
Increase (decrease) in accrued income tax	1,698	900	(1,695)
Net change in deferred tax assets and liabilities	(25)	(325)	(109)
Net change in derivative assets and liabilities	264	(135)	115
Other	(238)	1,360	(138)
Net cash provided by (used for) operating activities	(3,966)	32,175	10,932

Cash flows from investing activities:
Proceeds from sale of property and equipment	101	3	106
Purchase of property and equipment	(1,107)	(1,260)	(683)
Software development costs	(1,086)	(1,109)	(973)
Other investments	—	(979)	371
Net cash provided by (used for) investing activities	(2,092)	(3,345)	(1,179)

Cash flows from financing activities:
Proceeds from exercise of common stock options	117	350	67
Dividends paid	(3,923)	(3,674)	(3,420)
Taxes paid related to net settlement of restricted shares	(207)	(197)	(498)
Stock repurchases	(2,890)	—	(7,000)
Net cash provided by (used for) financing activities	(6,903)	(3,521)	(10,851)

Effect of exchange rate changes on cash and cash equivalents	(7,180)	895	2,014

Net increase (decrease) in cash and cash equivalents	(20,141)	26,204	916

Cash and cash equivalents at beginning of period	84,063	57,859	56,943

Cash and cash equivalents at end of period	$63,922	$84,063	$57,859

Supplemental disclosures:
Cash paid for (provided by):
Interest	$—	$—	$—
Income taxes, net	$(1,628)	$1,572	$487

The accompanying notes are an integral part of the consolidated financial statements.

HURCO COMPANIES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Common				Accumulated
	Stock	Common	Additional		Other
	Shares	Stock	Paid–In	Retained	Comprehensive
(In thousands, except shares outstanding)	Outstanding	Amount	Capital	Earnings	Loss	Total
Balances, October 31, 2019	6,767,237	$677	$66,350	$182,151	$(8,933)	$240,245

Net income (loss)	—	—	—	(6,247)	—	(6,247)
Other comprehensive income (loss)	—	—	—	—	5,943	5,943
Exercise of common stock options	3,738	—	67	—	—	67
Stock–based compensation expense, net of taxes withheld for vested restricted shares	47,750	5	1,555	—	—	1,560
Stock repurchases	(253,562)	(25)	(6,975)			(7,000)
Dividends paid	—	—	—	(3,420)	—	(3,420)
Balances, October 31, 2020	6,565,163	$657	$60,997	$172,484	$(2,990)	$231,148

Net income (loss)	—	—	—	6,764	—	6,764
Other comprehensive income (loss)	—	—	—	—	1,249	1,249
Exercise of common stock options	16,311	2	348	—	—	350
Stock–based compensation expense, net of taxes withheld for vested restricted shares	36,243	3	2,579	—	—	2,582
Dividends paid	—	—	—	(3,674)	—	(3,674)
Balances, October 31, 2021	6,617,717	$662	$63,924	$175,574	$(1,741)	$238,419

Net income (loss)	—	—	—	8,226	—	8,226
Other comprehensive income (loss)	—	—	—	—	(19,784)	(19,784)
Stock-based compensation expense, net of taxes withheld for vested restricted shares	33,761	3	2,476	—	—	2,479
Exercise of common stock options	5,437	1	116			117
Stock repurchases	(89,921)	(9)	(2,881)			(2,890)
Dividends paid	—	—	—	(3,923)	—	(3,923)
Balances, October 31, 2022	6,566,994	$657	$63,635	$179,877	$(21,525)	$222,644

The accompanying notes are an integral part of the consolidated financial statements.

HURCO COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation. The consolidated financial statements include the accounts of Hurco Companies, Inc. (an Indiana corporation) and its wholly–owned subsidiaries (“we”, “us”, “our”, “Hurco” or the “Company”). We have a 35% ownership interest in a Taiwan affiliate that is accounted for using the equity method. Our investment in that affiliate was approximately $5.0 million and $4.8 million as of October 31, 2022 and 2021, respectively. That investment is included in Investments and other assets, net on the accompanying Consolidated Balance Sheets. Inter-company accounts and transactions have been eliminated.

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

Translation of Foreign Currencies. All balance sheet accounts of non–U.S. subsidiaries are translated at the exchange rate as of the end of the year and translation adjustments of foreign currency balance sheets are recorded as a component of Accumulated other comprehensive loss in shareholders’ equity. Income and expenses are translated at the average exchange rates during the year. Cumulative foreign currency translation adjustments, net of gains related to our net investment hedges, as of October 31, 2022, were a net loss of $21.5 million, net of tax, and are included in Accumulated other comprehensive loss. Foreign currency transaction gains and losses are recorded as income or expense as incurred and are recorded in Other expense, net.

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

We had forward contracts outstanding as of October 31, 2022, in Euros, Pounds Sterling, and New Taiwan Dollars with set maturity dates ranging from November 2022 through October 2023. The contract amount at forward rates in U.S. Dollars at October 31, 2022 for Euros and Pounds Sterling was $18.7 million and $6.1 million, respectively. The contract amount at forward rates in U.S. Dollars for New Taiwan Dollars was $26.0 million at October 31, 2022. At October 31, 2022, we had approximately $0.4 million of losses, net of tax, related to cash flow hedges deferred in Accumulated other comprehensive loss. Of this amount, $0.9 million represented unrealized loss, net of tax, related to cash flow hedge instruments that remain subject to currency fluctuation risk. The majority of these deferred gains will be recorded as an adjustment to Cost of sales and service in periods through October 2023, in which the corresponding inventory that is the subject of the related hedge contract is sold, as described above.

We are exposed to foreign currency exchange risk related to our investment in net assets in foreign countries. To manage this risk, we entered into a forward contract with a notional amount of €3.0 million in November 2021. We designated this forward contract as a hedge of our net investment in Euro denominated assets. We selected the forward method under FASB guidance related to the accounting for derivative instruments and hedging activities. The forward method requires all changes in the fair value of the contract to be reported as a cumulative translation adjustment, net of tax, in Accumulated other comprehensive loss in the same manner as the underlying hedged net assets. This forward contract matured in November 2022, and we entered into a new forward contract for the same notional amount that is set to mature in November 2023. As of October 31, 2022, we had a realized gain of $0.9 million and an unrealized gain of $0.4 million, net of tax, recorded as cumulative translation adjustments in Accumulated other comprehensive loss, related to these forward contracts.

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

We had forward contracts outstanding as of October 31, 2022, in Euros, Pounds Sterling, and New Taiwan Dollars with set maturity dates ranging from November 2022 through February 2023. The contract amounts at forward rates in U.S. Dollars at October 31, 2022 for Euros and Pounds Sterling totaled $21.0 million. The contract amount at forward rates in U.S. Dollars for New Taiwan Dollars was $22.0 million at October 31, 2022.

Fair Value of Derivative Instruments

We recognize the fair value of derivative instruments as assets and liabilities on a gross basis on our Consolidated Balance Sheets. As of October 31, 2022 and October 31, 2021, all derivative instruments were recorded at fair value on the balance sheets as follows (in thousands):

	2022		2021
	Balance Sheet	Fair	Balance Sheet	Fair
Derivatives	Location	Value	Location	Value
Designated as Hedging Instruments:
Foreign exchange forward contracts	Derivative assets	$2,273	Derivative assets	$646
Foreign exchange forward contracts	Derivative liabilities	$2,891	Derivative liabilities	$403

Not Designated as Hedging Instruments:
Foreign exchange forward contracts	Derivative assets	$242	Derivative assets	$259
Foreign exchange forward contracts	Derivative liabilities	$741	Derivative liabilities	$64

Effect of Derivative Instruments on the Consolidated Balance Sheets, Statements of Changes in Shareholders’ Equity, and Statements of Operations

Derivative instruments had the following effects on our Consolidated Balance Sheets, Statements of Changes in Shareholders’ Equity, and Statements of Operations, net of tax, during the fiscal years ended October 31, 2022, 2021, and 2020 (in thousands):

				Location of
	Amount of Gain (Loss)			Gain (Loss)	Amount of Gain (Loss)
	Recognized in			Reclassified	Reclassified from
	Other Comprehensive			From Other	Other Comprehensive
	Income (Loss)			Comprehensive	Income (Loss)
Derivatives	2022	2021	2020	Income (Loss)	2022	2021	2020
Designated as Hedging Instruments:
(Effective Portion)
Foreign exchange forward contracts – Intercompany sales/purchases	$(384)	$(477)	$395	Cost of sales and service	$(191)	$679	$421
Foreign exchange forward contract – Net investment	$401	$43	$(64)

We did not recognize any gains or losses as a result of hedges deemed ineffective during fiscal years ended October 31, 2022, 2021, and 2020.

We recognized the following gains and losses in our Consolidated Statements of Operations during the fiscal years ended October 31, 2022, 2021, and 2020 on derivative instruments not designated as hedging instruments (in thousands):

		Amount of Gain (Loss)
	Location of Gain (Loss)	Recognized in Operations
Derivatives	Recognized in Operations	2022	2021	2020
Not Designated as Hedging Instruments:
Foreign exchange forward contracts	Other expense, net	$2,374	$(313)	$(171)

The following table presents the changes in the components of Accumulated other comprehensive loss, net of tax, for the fiscal years ended October 31, 2022 and 2021 (in thousands):

	Foreign	Cash
	Currency	Flow
	Translation	Hedges	Total
Balance, October 31, 2020	$(4,073)	$1,083	$(2,990)
Other comprehensive income (loss) before reclassifications	2,405	(477)	1,928
Reclassifications	—	(679)	(679)
Balance, October 31, 2021	$(1,668)	$(73)	$(1,741)
Other comprehensive income (loss) before reclassifications	(19,591)	(384)	(19,975)
Reclassifications	—	191	191
Balance, October 31, 2022	$(21,259)	$(266)	$(21,525)

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

Total depreciation and amortization expense recognized for property and equipment was $2.3 million for fiscal year 2022, $2.5 million for fiscal year 2021, and $2.7 million for fiscal year 2020.

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

Depending upon geographic location, after shipment, a machine may be installed at the customer’s facility by a distributor, independent contractor, or by one of our service technicians. In most instances where a machine is sold through a distributor, we have no installation involvement. If sales are direct or through sales agents, we will typically complete the machine installation, which consists of the reassembly of certain parts that were removed for shipping and the re-testing of the machine to ensure that it is performing within the standard specifications. We consider the machine installation process for our three-axis machines to be inconsequential and immaterial within the context of the contract. For our five-axis machines and automation systems that we install, we estimate the fair value of the installation performance obligation and recognize that installation revenue on a prorata basis over the period of the installation process.

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

Product Warranty. Expected future product warranty claims are recorded to expense when the product is sold. Product warranty estimates are established using historical information about the nature, frequency, and average cost of warranty claims. Warranty claims are influenced by factors such as new product introductions, technological developments, the competitive environment, and the costs of component parts. Actual payments for warranty claims could differ from the amounts estimated, requiring adjustments to the liabilities in future periods. See Note 11 of these Notes to Consolidated Financial Statements for further discussion of warranties.

Research and Development Costs. The costs associated with research and development programs for new products and significant product improvements, other than software development costs, which are eligible for capitalization per FASB guidance, are expensed as incurred and are included in Selling, general, and administrative expenses. Research and development expenses totaled $3.4 million, $3.2 million, and $3.5 million, in fiscal years 2022, 2021, and 2020, respectively.

Software Development Costs. We sell software products that are essential to our machine tools. Costs incurred to develop computer software products and significant enhancements to software features of existing products to be sold or otherwise marketed are capitalized, after technological feasibility is established. Software development costs are amortized on a straight–line basis over the estimated product life of the related software, which ranges from three to five years. We capitalized costs related to software development projects of $1.1 million in fiscal year 2022, $1.1 million in fiscal year 2021, and $1.0 million in fiscal year 2020.  Amortization expense for software development costs was $1.3 million, $1.4 million, and $1.5 million, for the fiscal years ended October 31, 2022, 2021, and 2020, respectively. Accumulated amortization at October 31, 2022 and 2021 was $23.7 million and $22.0 million, respectively.

Estimated amortization expense for the remaining unamortized software development costs for the fiscal years ending October 31, is as follows (in thousands):

Fiscal Year	Amortization Expense
2023	$1,663
2024	1,905
2025	1,281
2026	1,132
2027 and thereafter	1,321

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

We had goodwill for our single reporting unit, arising from the acquisitions of ProCobots, LLC (“ProCobots”) ($2.5 million) in 2019, LCM Precision Technology S.r.l. (“LCM”) ($2.2 million) in 2013, and our wholly-owned distributor located in Michigan ($0.2 million) in 2008.  The adverse change in the business climate resulting from the COVID-19 pandemic and the net loss for fiscal year 2020 caused the fair value of the reporting unit to fall below our book value of equity as of October 31, 2020, resulting in a full impairment loss of $4.9 million.  As such, we have no goodwill as of October 31, 2022.

For indefinite-lived intangible assets, if the carrying amount exceeds the fair value, an impairment loss is recognized in an amount equal to that excess. Intangible assets that are determined to have a finite life are amortized over their estimated useful lives and are also subject to review for impairment, if indicators of impairment are identified. There were no impairments recognized with respect to the carrying value of intangible assets for the years ended October 31, 2022, 2021, or 2020.

As of October 31, 2022, the balances of intangible assets, other than goodwill, were as follows (in thousands):

	Weighted
	Average		Gross
	Amortization		Intangible	Accumulated	Net Intangible
	Period		Assets	Amortization	Assets
Tradenames and trademarks	indefinite		$177	$—	$177
Tradenames and trademarks	14	years	728	(261)	467
Customer relationships	15	years	367	(243)	124
Technology	13	years	605	(434)	171
Noncompete	5	years	580	(377)	203
Patents	6	years	2,972	(2,884)	88
Other	8	years	387	(371)	16
Total			$5,816	$(4,570)	$1,246

As of October 31, 2021, the balances of intangible assets, other than goodwill, were as follows (in thousands):

	Weighted
	Average		Gross
	Amortization		Intangible	Accumulated	Net Intangible
	Period		Assets	Amortization	Assets
Tradenames and trademarks	indefinite		$177	$—	$177
Tradenames and trademarks	14	years	763	(234)	529
Customer relationships	15	years	373	(223)	150
Technology	13	years	708	(454)	254
Noncompete	5	years	580	(261)	319
Patents	6	years	2,972	(2,860)	112
Other	8	years	397	(373)	24
Total			$5,970	$(4,405)	$1,565

Intangible asset amortization expense was $272,000, $273,000, and $358,000 for fiscal years 2022, 2021, and 2020, respectively. Annual intangible asset amortization expense for the next five years is estimated to be $273,000 for fiscal year 2023, $223,000 for fiscal year 2024, $136,000 for fiscal year 2025, $105,000 for fiscal year 2026, and $45,000 for fiscal year 2027.

Impairment of Long–Lived Assets. Annually, or when there are indicators of impairment, we evaluate the carrying value of long–lived assets to be held and used, including property and equipment, software development costs, and intangible assets, including goodwill, when events or circumstances warrant such a review. The carrying value of a long-lived asset (or group of assets) to be held and used is considered impaired when the anticipated separately identifiable undiscounted cash flows from such an asset (or group of assets) are less than the carrying value of the asset (or group of assets).  We determined that we have a single asset group due to the interdependent nature of our operations.  We estimated the cash flows during the remaining useful life of the primary asset, and our undiscounted cash flow was in excess of the book value of our single asset group.  Based on that review, there was no impairment indications for our long-lived assets for the period ended October 31, 2022.  Therefore, there was no impairment recognized with respect to the carrying values of long-lived assets for the years ended October 31, 2022, 2021, or 2020.

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

The following table presents a reconciliation of our basic and diluted earnings per share computation:

	Fiscal Year Ended October 31,
	2022		2021		2020
(in thousands, except per share amounts)	Basic	Diluted	Basic	Diluted	Basic	Diluted
Net income (loss)	$8,226	$8,226	$6,764	$6,764	$(6,247)	$(6,247)
Undistributed earnings (loss) allocated to participating shares	(97)	(97)	(76)	(76)	66	66
Net income (loss) applicable to common shareholders	$8,129	$8,129	$6,688	$6,688	$(6,181)	$(6,181)

Weighted average shares outstanding	6,580	6,580	6,595	6,595	6,670	6,670
Stock options and contingently issuable securities	—	52	—	13	—	—
	6,580	6,632	6,595	6,608	6,670	6,670
Income (loss) per share	$1.24	$1.23	$1.01	$1.01	$(0.93)	$(0.93)

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

Stock Compensation. We account for share–based compensation according to FASB guidance relating to share-based payments, which requires the measurement and recognition of compensation expense for all share-based awards made to employees and directors based on estimated fair values on the grant date. This guidance requires that we estimate the fair value of share-based awards on the date of grant and recognize as expense the value of the portion of the award that is ultimately expected to vest over the requisite service period.

Estimates. The preparation of financial statements in conformity with U.S. Generally Accepted Accounting Principles requires us to make estimates and assumptions that affect the reported amounts presented and disclosed in our consolidated financial statements. Significant estimates and assumptions in these consolidated financial statements require the exercise of judgment and are used for, but not limited to, allowance for doubtful accounts, estimates of future cash flows and other assumptions associated with goodwill, intangible and long–lived asset impairment tests, inventory reserves, product warranties, income taxes and deferred tax valuation allowances, capitalized software development costs, derivative instruments, stock compensation, and contingencies. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may be different from these estimates.

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

The end market for our products consists primarily of precision tool, die and mold manufacturers, independent job shops, and specialized short–run production applications within large manufacturing operations. Industries served include: aerospace, defense, medical equipment, energy, automotive/transportation, electronics, and computer industries. Our products are sold principally through approximately 200 independent agents and distributors throughout the Americas, Europe and Asia. We also have our own direct sales and service organizations in China, the Czech Republic, France, Germany, India, Italy, the Netherlands, Poland, Singapore, Taiwan, the United Kingdom, and certain areas of the United States.

We operate in the industrial equipment industry and have a global footprint that subjects us to various business risks in many different countries. During fiscal years 2020 through 2022, our operating results were adversely affected by the international business disruptions due to the outbreak of COVID-19, the economic slowdown in Europe, uncertainty surrounding the U.K. Brexit activities, political friction in the U.S, and geopolitical tensions, conflicts, and wars in Europe and Asia. Many of our customers deferred or eliminated investments in capital equipment in fiscal year 2020, which we attributed largely to the uncertainty these events created.  During fiscal year 2021, our sales improved in all regions as countries began to lift the government-mandated COVID-19 stay-at-home orders or other similar operating restrictions. The COVID-19 pandemic did not have as significant an impact on our business and industry during fiscal year 2022, but intermittent lockdowns and similar restrictions in certain markets from time to time continue to impact our business, including those in China pursuant to its zero-tolerance COVID-19 policy. Because of the potential for extended vulnerability due to these and other factors, we have closely evaluated the estimates we have made in preparing the financial statements as of October 31, 2022, with the understanding that these estimates could change in the near term. We will continue to evaluate and disclose any uncertainty associated with key assumptions underlying fair value estimates, trends, and uncertainties that have had, or are reasonably expected to have, a material effect on our consolidated financial position, results of operations, changes in shareholders' equity, and cash flows for and at the end of each interim period.

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

Manufacturing Risk. At present, our wholly–owned subsidiaries, Hurco Manufacturing Limited (“HML”), Ningbo Hurco Machine Tool Co., Ltd. (“NHML”), and Milltronics USA, Inc. (“Milltronics”) produce the vast majority of our machine tools for all three brands, Hurco, Milltronics, and Takumi. In addition, we manufacture electro–mechanical components and accessories for machine tools through our wholly–owned subsidiary, LCM. HML, NHML, Milltronics, and LCM manufacture their products in Taiwan, China, the U.S., and Italy, respectively. Any interruption in manufacturing at any of these locations would have an adverse effect on our financial operating results. Interruption in manufacturing at one of these locations could result from a change in the political environment, such as conflicts or wars; trade wars, blockages, embargoes, or tariffs; or a natural disaster, such as an earthquake, typhoon, or tsunami. Any interruption with one of our other third-party key suppliers may also have an adverse effect on our operating results and our financial condition.

3.     INVENTORIES

Inventories as of October 31, 2022 and 2021 are summarized below (in thousands):

	October 31,	October 31,
	2022	2021
Purchased parts and sub–assemblies	$43,363	$37,527
Work–in–process	16,539	17,559
Finished goods	96,305	93,130
	$156,207	$148,216

Finished goods inventory consigned to our distributors and agents throughout the Americas, Europe, and Asia was $10.9 million and $11.8 million as of October 31, 2022 and 2021, respectively.

4.     CREDIT AGREEMENTS AND BORROWINGS

On December 31, 2018, we and our subsidiary Hurco B.V. entered into a credit agreement with Bank of America, N.A., as the lender, which was subsequently amended on each of March 13, 2020, December 23, 2020, December 17, 2021, and January 4, 2023 (as amended, the “2018 Credit Agreement”). The 2018 Credit Agreement provides for an unsecured revolving credit and letter of credit facility in a maximum aggregate amount of $40.0 million. The 2018 Credit Agreement provides that the maximum amount of outstanding letters of credit at any one time may not exceed $10.0 million, the maximum amount of outstanding loans made to our subsidiary Hurco B.V. at any one time may not exceed $20.0 million, and the maximum amount of all outstanding loans denominated in alternative currencies at any one time may not exceed $20.0 million. Under the 2018 Credit Agreement, we and Hurco B.V. are borrowers, and certain of our other subsidiaries are guarantors. The scheduled maturity date of the 2018 Credit Agreement is December 31, 2023.

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

The 2018 Credit Agreement contains customary affirmative and negative covenants and events of default, including covenants (1) restricting us from making certain investments, loans, advances and acquisitions (but permitting us to make investments in subsidiaries of up to $10.0 million); (2) restricting us from making certain payments, including (a) cash dividends, except that we may pay cash dividends as long as immediately before and after giving effect to such payment, the sum of the unused amount of the commitments under the 2018 Credit Agreement plus our cash on hand is not less than $10.0 million, and as long as we are not in default before and after giving effect to such dividend payments and (b) payments made to repurchase shares of our common stock, except that we may repurchase shares of our common stock as long as we are not in default before and after giving effect to such repurchases and the aggregate amount of payments made by us for all such repurchases during any fiscal year does not exceed $25.0 million; (3) requiring that we maintain a minimum working capital of $125.0 million; and (4) requiring that we maintain a minimum tangible net worth of $176.5 million.  We may use the proceeds from advances under the 2018 Credit Agreement for general corporate purposes.

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

As a result, as of October 31, 2022, our existing credit facilities consisted of the €1.5 million revolving credit facility in Germany, the 150 million New Taiwan Dollars Taiwan credit facility, the 32.5 million Chinese Yuan China credit facility, and the $40.0 million revolving credit facility under the 2018 Credit Agreement.

As of October 31, 2022, there were no borrowings under any of our credit facilities and there was $50.6 million of available borrowing capacity thereunder.

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

The carrying amounts for cash and cash equivalents approximate their fair values due to the short maturity of these instruments, and such instruments meet the Level 1 criteria of the three–tier fair value hierarchy discussed above. The carrying amount of short-term debt approximates fair value due to the variable rate of the interest and the short-term nature of the instrument.

In accordance with this guidance, the following table represents the fair value hierarchy for our financial assets and liabilities measured at fair value as of October 31, 2022 and 2021 (in thousands):

	Assets		Liabilities
	October 31,	October 31,	October 31,	October 31,
	2022	2021	2022	2021
Level 1
Deferred compensation	$1,996	$2,481	$—	$—

Level 2
Derivatives	$2,515	$905	$3,632	$467

Recurring Fair Value Measurements

Included in Level 1 assets are mutual fund investments under a nonqualified deferred compensation plan. We estimate the fair value of these investments on a recurring basis using market prices which are readily available.

Included as Level 2 fair value measurements are derivative assets and liabilities related to gains and losses on foreign currency forward exchange contracts entered into with a third party. We estimate the fair value of these derivatives on a recurring basis using foreign currency exchange rates obtained from active markets. Derivative instruments are reported in the accompanying consolidated financial statements at fair value. We have derivative financial instruments in the form of foreign currency forward exchange contracts as described in Note 1 of Notes to Consolidated Financial Statements in which the U.S. Dollar equivalent notional amount of these contracts was $102.8 million and $94.6 million at October 31, 2022 and 2021, respectively.

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

The Inflation Reduction Act of 2022 (the “Inflation Reduction Act” or “IRA”) was signed into law on August 16, 2022. The IRA provides investment in clean energy, promotes reductions in carbon emissions, and extends select Affordable Care Act premium reductions. The IRA is paid for through the implementation of a 15 percent corporate minimum tax on corporations with over $1 billion of financial statement income, budget increases for the Internal Revenue Service, an excise tax on stock repurchases, and changes to Medicare rules. The Company is currently evaluating the impact of the Inflation Reduction Act on future fiscal years.

In response to the COVID-19 pandemic, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into law on March 27, 2020. The CARES Act, among other things, included tax provisions that we applied relating to refundable payroll tax credits, the deferral of employer’s social security payments, and modifications to net operating loss carryback provisions. We filed the net operating loss carryback claims during the fourth quarter of fiscal 2021 and received $5.4 million in tax refunds during fiscal year 2022. On December 27, 2020, the Consolidated Appropriations Act of 2021 (the “CAA”), which includes the Economic Aid to Hard-Hit Small Businesses, Nonprofits, and Venues Act and the American Rescue Plan Act of 2021, was signed into law and provided further COVID-19 economic relief with an expansion of the employee retention credit. As a result, we recorded operating income of $2.9 million related to the employee retention credit during fiscal 2021. We did not qualify for the employee retention credit in fiscal 2022.

In the fiscal years set forth below, the provision (benefit) for income taxes consisted of the following (in thousands):

	Year Ended October 31,
	2022	2021	2020
Current:
U.S. taxes	$1,092	$1,763	$(4,932)
Foreign taxes	3,191	1,706	923
	4,283	3,469	(4,009)
Deferred:
U.S. taxes	(933)	66	(256)
Foreign taxes	302	(178)	(291)
	(631)	(112)	(547)
	$3,652	$3,357	$(4,556)

The components of income (loss) before taxes are (in thousands):

	Year Ended October 31,
	2022	2021	2020
Income (loss) before income taxes:
Domestic	$(232)	$4,340	$(11,681)
Foreign	12,110	5,781	878
	$11,878	$10,121	$(10,803)

A comparison of income tax expense at the U.S. statutory rate to our effective tax rate is as follows:

	Year Ended October 31,
	2022		2021		2020

U.S. statutory rate	21%		21%		21%
Effect of tax rate of international jurisdictions different than U.S. statutory rates	4%		4%		(2)%
Valuation allowance	3%		—%		—%
State taxes	1%		1%		2%
Tax credits	1%		—%		1%
U.S. benefit of foreign intangible income	(3)%		(1)%		—%
Impact of CARES act	—%		5%		22%
Other	4	% [1]	3	% [1]	(2)%
Effective tax rate	31%		33%		42%
[1] Primarily due to discrete items for unearned stock awards

The Tax Reform Act enacted on December 22, 2017, made comprehensive changes to U.S. federal income tax laws by moving from a global to a modified territorial tax regime. As a result, cash repatriated to the U.S. is generally no longer subject to U.S. federal income tax. As of October 31, 2022, the undistributed earnings of our foreign subsidiaries are expected to be permanently reinvested and retained for continuing operations. Accordingly, we did not accrue any withholding taxes on the undistributed earnings of our foreign subsidiaries, consistent with the position adopted on January 1, 2018.

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

As of October 31, 2022, we had deferred tax assets established for accumulated net operating loss carryforwards of $1.4 million, primarily related to state and foreign jurisdictions. We also have deferred tax assets for tax credits of $0.7 million. We established a valuation allowance against some of these carryforwards due to the uncertainty of their full realization. As of October 31, 2022, and 2021, the balance of this valuation allowance was $1.8 million and $1.9 million, respectively.

Significant components of our deferred tax assets and liabilities at October 31, 2022 and 2021 are as follows (in thousands):

	October 31,
	2022	2021
Deferred Tax Assets:
Accrued inventory reserves	$1,329	$973
Accrued warranty expenses	270	308
Compensation related expenses	2,495	2,444
Net derivative gain	98	49
Unrealized exchange gain	117	—
Other accrued expenses	318	282
Net operating loss carryforwards	1,449	1,705
Other credit carryforwards	703	839
Operating lease liabilities	2,023	2,570
Goodwill and intangibles	831	967
Other	171	215
	9,804	10,352
Less: Valuation allowance – net operating loss and other credit carryforwards	(1,754)	(1,871)
Deferred tax assets	8,050	8,481

Deferred Tax Liabilities:
Unrealized exchange loss	—	(15)
Property and equipment and capitalized software development costs	(2,394)	(2,533)
Operating lease - right of use assets	(1,960)	(2,495)
Other	(321)	(352)
Net deferred tax assets	$3,375	$3,086

As of October 31, 2022, we had net operating loss carryforwards for international and U.S. income tax purposes of $5.8 million, of which $3.8 million will expire within five years beginning in fiscal year 2023 and $0.2 million are state net operating losses which will expire between five and 20 years. The remaining $1.8 million in net operating losses will be carried forward indefinitely based on current international tax laws. We also had tax credits of $0.7 million which will expire between years 2023 and 2032.

A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding the related accrual for interest or penalties, is as follows (in thousands):

	2022	2021	2020
Balance, beginning of year	$167	$168	$193
Additions based on tax positions related to the current year	21	74	9
Additions (reductions) related to prior year tax positions	—	—	(2)
Reductions due to statute expiration	(50)	(75)	(32)
Balance, end of year	$138	$167	$168

The entire balance of the unrecognized tax benefits and related interest on October 31, 2022, if recognized, could affect the effective tax rate in future periods.

We recognize accrued interest and penalties related to unrecognized tax benefits as components of our income tax provision. As of October 31, 2022, the amount of interest accrued, reported in other liabilities, was approximately $33,000 which did not include the federal tax benefit of interest deductions. The statute of limitations with respect to unrecognized tax benefits will expire between August 2023 and August 2025.

We file U.S. federal and state income tax returns, as well as tax returns in applicable foreign jurisdictions. Currently, our subsidiary in Germany is under tax audit for fiscal years 2017 through 2021.

A summary of open tax years by major jurisdiction is presented below:

United States federal	Fiscal year 2014 through the current period
Germany¹	Fiscal year 2017 through the current period
United Kingdom	Fiscal year 2015 through the current period
Taiwan	Fiscal year 2017 through the current period
¹	Includes federal as well as state, provincial or similar local jurisdictions, as applicable.

7.     EMPLOYEE BENEFITS

We have defined contribution plans that include a majority of our U.S. employees, under which our matching contributions are primarily discretionary. The purpose of these plans is generally to provide additional financial security during retirement by providing employees with an incentive to save throughout their employment. Our contributions and related expense totaled $1.3 million, $1.2 million, and $1.3 million, for the fiscal years ended October 31, 2022, 2021, and 2020, respectively.

8.     STOCK–BASED COMPENSATION

In March 2016, we adopted the Hurco Companies, Inc. 2016 Equity Incentive Plan (as amended, the “2016 Equity Plan”), which allows us to grant awards of stock options, stock appreciation rights, restricted stock, stock units and other stock–based awards. The 2016 Equity Plan replaced the Hurco Companies, Inc. 2008 Equity Incentive Plan (the “2008 Equity Plan”) and is the only active plan under which equity awards may be made by us to our employees and non–employee directors. No further awards will be made under our 2008 Equity Plan.  The total number of shares of our common stock that may be issued pursuant to awards under the 2016 Equity Plan initially was 856,048, which included 386,048 shares that remained available for future grants under the 2008 Equity Plan on the date our shareholders originally approved the 2016 Equity Plan. On March 10, 2022, our shareholders approved the Amended and Restated Hurco Companies, Inc. 2016 Equity Incentive Plan, which, among other items, increased the aggregate number of shares that may be issued under the 2016 Equity Plan by 850,000 shares.

The Compensation Committee of our Board of Directors has the authority to determine the officers, directors and key employees who will be granted awards under the 2016 Equity Plan; designate the number of shares subject to each award; determine the terms and conditions upon which awards will be granted; and prescribe the form and terms of award agreements. We have granted restricted shares and performance units under the 2016 Equity Plan that are currently outstanding, and we have granted stock options under the 2008 Equity Plan that remained outstanding as of October 31, 2022. No stock option may be exercised more than ten years after the date of grant or such shorter period as the Compensation Committee may determine at the date of grant. The market value of a share of our common stock, for purposes of the 2016 Equity Plan, is the closing sale price as reported by the Nasdaq Global Select Market on the date in question or, if not a trading day, on the last preceding trading date.

A summary of the status of the stock options as of October 31, 2022, 2021, and 2020, and the related activity for the year is as follows:

	Shares Under	Weighted Average Grant
	Option	Date Fair Value
Balance October 31, 2019	37,045	$21.69
Granted	—	—
Cancelled	—	—
Expired	—	—
Exercised	(3,738)	$18.13
Balance October 31, 2020	33,307	$22.09
Granted	—	—
Cancelled	—	—
Expired	—	—
Exercised	(16,311)	21.45
Balance October 31, 2021	16,996	$22.71
Granted	—	—
Cancelled	—	—
Expired	—	—
Exercised	(5,437)	21.45
Balance October 31, 2022	11,559	$23.30

The total intrinsic value of stock options exercised during the twelve months ended October 31, 2022, 2021, and 2020, was approximately $9,000, $179,000, and $44,000, respectively.

As of October 31, 2022, the total intrinsic value of stock options that were outstanding and exercisable was zero, with the intrinsic value calculated as the excess, if any, between the stock price as of October 31, 2022 and the exercise price of each option. Stock options outstanding and exercisable on October 31, 2022, were as follows:

		Weighted Average	Weighted Average
Range of Exercise	Shares Under	Exercise Price Per	Remaining Contractual
Prices Per Share	Option	Share	Life in Years
Outstanding and Exercisable
$23.30	11,559	$23.30	0.12

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

On January 4, 2022, the Compensation Committee approved a long-term incentive compensation arrangement for our executive officers in the form of time-based restricted shares and performance stock units (“PSUs”) under the 2016 Equity Plan, which will be payable in shares of our common stock if earned and vested. The awards were approximately 25% time-based vesting and approximately 75% performance-based vesting. The three-year performance period for the PSUs is fiscal year 2022 through fiscal year 2024.

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

On January 4, 2022, the Compensation Committee also granted a total target number of 34,203 PSUs to our executive officers designated as “PSU – TSR”. These PSUs were weighted as approximately 40% of the overall 2022 executive long-term incentive compensation arrangement and will vest and be paid based upon the total shareholder return of our common stock over the three-year period of fiscal years 2022-2024, relative to the total shareholder return of the companies in a specified peer group over that period. Participants will have the ability to earn between 50% of the target number of the PSUs – TSR for achieving threshold performance and 200% of the target number of the PSUs – TSR for achieving maximum performance. The grant date fair value of the PSUs – TSR was $33.33 per PSU and was calculated using the Monte Carlo approach.

On January 4, 2022, the Compensation Committee also granted a total target number of 32,821 PSUs to our executive officers designated as “PSU – ROIC”. These PSUs were weighted as approximately 35% of the overall 2022 executive long-term incentive compensation arrangement and will vest and be paid based upon the achievement of pre-established goals related to our average return on invested capital over the three-year period of fiscal years 2022-2024. Participants will have the ability to earn between 50% of the target number of the PSUs – ROIC for achieving threshold performance and 200% of the target number of the PSUs – ROIC for achieving maximum performance. The grant date fair value of the PSUs – ROIC was based on the closing sales price of our common stock on the grant date, which was $30.39 per share.

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

On January 5, 2021, the Compensation Committee determined that no PSUs were earned pursuant to the long-term incentive compensation arrangement for the fiscal years 2018-2020 performance period based on the results of the performance metrics that were established by the Compensation Committee in 2018.

On January 5, 2021, the Compensation Committee approved a long-term incentive compensation arrangement for our executive officers in the form of time-based restricted shares and PSUs under the 2016 Equity Plan, which will be payable in shares of our common stock if earned and vested. The awards were approximately 25% time-based vesting and approximately 75% performance-based vesting. The three-year performance period for the PSUs is fiscal year 2021 through fiscal year 2023.

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

On January 5, 2021, the Compensation Committee granted a total target number of 39,199 PSUs to our executive officers designated as “PSU – TSR”. These PSUs were weighted as approximately 40% of the overall 2021 executive long-term incentive compensation arrangement and will vest and be paid based upon the total shareholder return of our common stock over the three-year period of fiscal years 2021-2023, relative to the total shareholder return of the companies in a specified peer group over that period. Participants will have the ability to earn between 50% of the target number of the PSUs – TSR for achieving threshold performance and 200% of the target number of the PSUs – TSR for achieving maximum performance. The grant date fair value of the PSUs – TSR was $27.04 per PSU and was calculated using the Monte Carlo approach.

On January 5, 2021, the Compensation Committee also granted a total target number of 32,430 PSUs to our executive officers designated as “PSU – ROIC”. These PSUs were weighted as approximately 35% of the overall 2021 executive long-term incentive compensation arrangement and will vest and be paid based upon the achievement of pre-established goals related to our average return on invested capital over the three-year period of fiscal years 2021-2023. Participants will have the ability to earn between 50% of the target number of the PSUs – ROIC for achieving threshold performance and 200% of the target number of the PSUs – ROIC for achieving maximum performance. The grant date fair value of the PSUs – ROIC was based on the closing sales price of our common stock on the grant date, which was $28.60 per share.

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

On January 2, 2020, the Compensation Committee determined the degree to which the long-term incentive compensation arrangement approved for the fiscal years 2017-2019 performance period was attained, and the resulting payout level relative to the target amount for each of the metrics that were established by the Compensation Committee in 2017.  As a result, the Compensation Committee determined that a total of 28,979 PSUs were earned by our executive officers, which PSUs vested on January 2, 2020.  The vesting date fair value of the PSUs was based on the closing sales price of our common stock on the vesting date, which was $37.79 per share.

On January 2, 2020, the Compensation Committee also approved a long-term incentive compensation arrangement for our executive officers in the form of restricted shares and PSUs under the 2016 Equity Plan, which will be payable in shares of our common stock if earned and vested. The awards were approximately 25% time-based vesting and approximately 75% performance-based vesting. The three-year performance period for the PSUs is fiscal year 2020 through fiscal year 2022.

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

On January 2, 2020, the Compensation Committee also granted a total target number of 26,918 PSUs to our executive officers designated as “PSU – TSR”. These PSUs were weighted as approximately 40% of the overall 2020 executive long-term incentive compensation arrangement and will vest and be paid based upon the total shareholder return of our common stock over the three-year period of fiscal years 2020-2022, relative to the total shareholder return of the companies in a specified peer group over that period.  Participants will have the ability to earn between 50% of the target number of the PSUs – TSR for achieving threshold performance and 200% of the target number of the PSUs – TSR for achieving maximum performance.  The grant date fair value of the PSUs – TSR was $46.81 per PSU and was calculated using the Monte Carlo approach.

On January 2, 2020, the Compensation Committee also granted a total target number of 29,174 PSUs to our executive officers designated as “PSU – ROIC”. These PSUs were weighted as approximately 35% of the overall 2020 executive long-term incentive compensation arrangement and will vest and be paid based upon the achievement of pre-established goals related to our average return on invested capital over the three-year period of fiscal years 2020-2022.  Participants will have the ability to earn between 50% of the target number of the PSUs - ROIC for achieving threshold performance and 200% of the target number of the PSUs - ROIC for achieving maximum performance.  The grant date fair value of the PSUs – ROIC was based on the closing sales price of our common stock on the grant date, which was $37.79 per share.

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

A reconciliation of our restricted stock and PSU activity and related information is as follows:

		Weighted Average Grant
	Number of Shares	Date Fair Value
Unvested at October 31, 2021	262,556	$34.84
Shares or units granted	112,614	32.05
Shares or units vested	(33,761)	34.90
Shares or units cancelled	(61,500)	38.41
Shares withheld	(6,806)	34.03
Unvested at October 31, 2022	273,103	$32.90

During fiscal years 2022, 2021, and 2020, we recorded approximately $2.7 million, $2.8 million, and $2.1 million, respectively, of stock–based compensation expense related to grants under the 2016 Equity Plan. As of October 31, 2022, there was an estimated $3.2 million of total unrecognized stock–based compensation cost that we expect to recognize by the end of the first quarter of fiscal year 2025.

9.     RELATED PARTY TRANSACTIONS

As of October 31, 2022, we owned approximately 35% of the outstanding shares of a Taiwanese–based contract manufacturer, Hurco Automation, Ltd. (“HAL”). HAL’s scope of activities includes the design, manufacture, sales, and distribution of industrial automation products, software systems, and related components, including control systems and components produced under contract for sale exclusively to us. We are accounting for this investment using the equity method. The investment of $5.0 million and $4.8 million at October 31, 2022 and 2021, respectively, is included in Investments and other assets, net on the Consolidated Balance Sheets. Purchases of controls from HAL amounted to $10.5 million, $8.7 million, and $6.2 million in fiscal years 2022, 2021, and 2020, respectively. Sales of control component parts to HAL were $321,000, $262,000, and $265,000 for the fiscal years ended October 31, 2022, 2021, and 2020, respectively. Trade payables to HAL were $1.9 million and $2.6 million at October 31, 2022 and 2021, respectively. Trade receivables from HAL were $34,000 and $74,000 at October 31, 2022 and 2021, respectively.

Summary unaudited financial information for HAL’s operations and financial condition is as follows (in thousands):

	2022	2021	2020
Net Sales	$14,171	$12,361	$10,096
Gross Profit	2,397	2,011	1,418
Operating Income	1,053	216	160
Net Income	2,528	802	265

Current Assets	$15,018	$14,695	$12,436
Non–current Assets	6,430	6,850	6,152
Current Liabilities	4,998	5,339	3,708
Non-current Liabilities	1,619	1,850	1,564

10.     CONTINGENCIES AND LITIGATION

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

11.     GUARANTEES AND PRODUCT WARRANTIES

From time to time, our subsidiaries guarantee third party payment obligations in connection with the sale of machines to customers that use financing. We follow FASB guidance for accounting for guarantees (codified in ASC 460). As of October 31, 2022, we had nine outstanding third party payment guarantees totaling approximately $0.7 million. The terms of these guarantees are consistent with the underlying customer financing terms. Upon shipment of a machine, the customer assumes the risk of ownership. The customer does not obtain title, however, until it has paid for the machine. A retention of title clause allows us to recover the machine if the customer defaults on the financing. We accrue liabilities under these guarantees at fair value, which amounts are insignificant.

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

	2022	2021	2020
Balance, beginning of period	$1,516	$1,200	$1,760
Provision for warranties during the period	2,915	2,948	2,075
Charges to the reserve	(2,877)	(2,643)	(2,669)
Impact of foreign currency translation	(128)	11	34
Balance, end of period	$1,426	$1,516	$1,200

The decrease in our warranty reserve from fiscal year 2021 to fiscal year 2022 was primarily due to the impact of foreign currencies when translating foreign reserves to US. dollars for financial reporting purposes.  Excluding the impact of foreign currencies, warranty reserve increased slightly as a result of increased shipments of higher-performance five-axis machines.  The increase in our warranty reserve from fiscal year 2020 to fiscal year 2021 was primarily due to an increase in the number of machines under warranty from increased sales volume in fiscal year 2021.

12.     LEASES

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

Upon adoption of ASC 842, we utilized the following elections and practical expedients:

●	We elected to combine non-lease components with lease components.
●	If at the lease commencement date, a lease has a lease term of 12 months or less and does not include a purchase option that is reasonably certain to be exercised, we have elected not to apply ASC 842 recognition requirements. Nonetheless, we intend to include leases of less than 12 months within the updated footnote disclosures, if material.
●	We elected not to use the portfolio method if we enter into a large number of leases in the same month with the same terms and conditions.
●	As we have applied the new transition method allowed per ASU 2018-11, we have elected not to reassess arrangements entered into prior to November 1, 2019, for whether an arrangement is or contains a lease, the lease classification applied or to separate initial direct costs.
●	We elected not to use hindsight in determining the lease term for lease contracts that have historically been renewed or amended.

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

We recorded total operating lease expense for the fiscal years ended October 31, 2022, 2021, and 2020 of $5.1 million, $5.2 million, and $5.0 million, respectively, which is classified within Cost of sales and service and Selling, general and administrative expenses within the Consolidated Statements of Operations.  Operating lease expense includes short-term leases and variable lease payments, which are immaterial.  There has been no cost to obtain leases capitalized on the Consolidated Balance Sheets as of October 31, 2022.

The following table summarizes supplemental cash flow information and non-cash activity related to operating leases for fiscal year 2022 (in thousands):

Operating cash flow information:
Cash paid for amounts included in the measurement of lease liabilities	$4,457
Noncash information:
Right-of-use assets obtained in exchange for new operating lease liabilities	$3,577

The following table summarizes the maturities of undiscounted cash flows of lease commitments reconciled to the total lease liability as of October 31, 2022 (in thousands):

2023	$4,132
2024	2,418
2025	1,059
2026	552
2027	434
2028 and thereafter	497
Total	9,092
Less: Imputed interest	(305)
Present value of operating lease liabilities	$8,787

As of October 31, 2022, the weighted-average remaining term of our lease portfolio was approximately 3.1 years, and the weighted-average discount rate was approximately 2.1%.

13.     QUARTERLY FINANCIAL INFORMATION (Unaudited)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2022 (In thousands, except per share data)
Sales and service fees	$66,887	$62,825	$57,640	$63,462
Gross profit	16,907	15,602	14,399	17,570
Gross profit margin	25%	25%	25%	28%
Selling, general and administrative expenses	11,697	12,515	12,647	14,872
Operating income (loss)	5,210	3,087	1,752	2,698
Provision (benefit) for income taxes	1,643	893	488	628
Net income (loss)	3,535	2,029	1,238	1,424
Income (loss) per common share – basic	$0.53	$0.30	$0.19	$0.22
Income (loss) per common share – diluted	$0.53	$0.30	$0.18	$0.22

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2021 (In thousands, except per share data)
Sales and service fees	$54,115	$57,920	$54,178	$68,982
Gross profit	11,547	14,794	12,974	16,934
Gross profit margin	21%	26%	24%	25%
Selling, general and administrative expenses	10,568	11,273	10,331	13,829
Operating income	979	3,521	2,643	3,105
Provision (benefit) for income taxes	546	947	1,109	755
Net income	663	2,437	1,568	2,096
Income per common share – basic	$0.10	$0.37	$0.23	$0.31
Income per common share – diluted	$0.10	$0.37	$0.23	$0.31

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

We principally sell our products through approximately 200 independent agents and distributors throughout the Americas, Europe, and Asia. Our line is the primary line for the majority of our distributors globally, even though some may carry competitive products. We also have our own direct sales and service organizations in China, the Czech Republic, France, Germany, India, Italy, the Netherlands, Poland, Singapore, Taiwan, the United Kingdom, and certain areas of the United States, which are among the world's principal machine tool consuming countries. During fiscal year 2022, no distributor accounted for more than 5% of our sales and service fees. In fiscal year 2022, approximately 62% of our revenues were from customers located outside of the Americas, and no single end-user of our products accounted for more than 5% of our total sales and service fees.

The following table sets forth the contribution of each of our product groups and services to our total sales and service fees during each of the past three fiscal years (in thousands):

Net Sales and Service Fees by Product Category

	Year ended October 31,
	2022	2021	2020
Computerized Machine Tools	$211,804	$198,602	$139,577
Computer Control Systems and Software †	2,634	2,528	1,699
Service Parts	28,219	26,425	22,484
Service Fees	8,157	7,640	6,867
Total	$250,814	$235,195	$170,627

†      Amounts shown do not include computer control systems and software sold as an integrated component of computerized machine systems.

The following table sets forth revenues by geographic area, based on customer location, for each of the past three fiscal years (in thousands):

	Year Ended October 31,
	2022	2021	2020
United States of America	$92,050	$83,218	$64,500
Canada	3,996	2,636	1,621
Central & South Americas	1,279	989	1,543
Total Americas	97,325	86,843	67,664

Germany	42,026	37,584	24,993
United Kingdom	26,629	30,314	19,679
Italy	16,499	12,718	8,599
France	14,291	14,252	10,797
Other Europe	24,437	21,467	14,034
Total Europe	123,882	116,335	78,102

China	10,293	14,284	14,225
Other Asia Pacific	18,553	16,047	10,048
Total Asia Pacific	28,846	30,331	24,273

Other Foreign	761	1,686	588
Grand Total	$250,814	$235,195	$170,627

Long–lived tangible assets, net by geographic area, were (in thousands):

	As of October 31,
	2022	2021	2020
United States of America	$5,628	$6,104	$6,826
Foreign countries	4,941	6,640	7,059
	$10,569	$12,744	$13,885

Net assets by geographic area were (in thousands):

	As of October 31,
	2022	2021	2020
Americas	$87,476	$84,385	$83,214
Europe	67,797	80,769	77,840
Asia Pacific	67,371	73,265	70,094
	$222,644	$238,419	$231,148

15.     NEW ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Pronouncements:

In December 2019, FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which allows for companies to remove certain exceptions and clarifies certain requirements regarding franchise taxes, goodwill, consolidated tax expenses, and annual effective tax rate calculations.  This standard was effective for our fiscal year 2022. We adopted this standard on November 1, 2021.  This standard did not have a significant effect on our accounting policies or on our consolidated financial statements and related disclosures.

In March 2020, FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848) – Facilitation of the Effects of Reference Rate Reform on Financial Reporting.  This standard provides temporary optional expedients and exceptions to the U.S. Generally Accepted Accounting Principles guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from LIBOR and other interbank offered rates to alternative reference rates, such as SOFR.  This standard is effective for all entities beginning March 12, 2020, through December 31, 2022.  We adopted this standard on November 1, 2021.  This standard did not have a significant effect on our accounting policies or on our consolidated financial statements and related disclosures.

There have been no other significant changes in the Company’s critical accounting policies and estimates during the fiscal year ended October 31, 2022.

Item 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.CONTROLS AND PROCEDURES

Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2022, pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of the evaluation date.

There have been no changes in our internal control over financial reporting that occurred during the fourth quarter of the fiscal year ended October 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The attestation report of our independent registered public accounting firm on our internal control over financial reporting is included in this report under Item 8. Financial Statements and Supplementary Data. Our management’s annual report on internal control over financial reporting is included in this report immediately preceding Item 8.

Item 9B.OTHER INFORMATION

During the fourth quarter of fiscal year 2022, the Audit Committee of the Board of Directors did not engage our independent registered public accounting firm to perform any new non-audit services. This disclosure is made pursuant to Section 10A(i)(2) of the Securities Exchange Act of 1934, as amended, as added by Section 202 of the Sarbanes-Oxley Act of 2002.

The graph below matches the cumulative five-year total return of holders of Hurco Companies, Inc.'s common stock with the cumulative total returns of the Russell 2000 index, the Nasdaq Global Select index and a customized peer group of eighteen companies that includes: Ampco-Pittsburgh Corporation, Broadwind, Inc., Douglas Dynamics, Inc., DMC Global Inc., The Eastern Company, Energy Recovery, Inc., FARO Technologies, Inc., Graham Corporation, Helios Technologies, Inc., Key Tronic Corporation, The L.S. Starrett Company, Omega Flex, Inc., Onto Innovation Inc., Proto Labs, Inc., Transcat, Inc., Twin Disc, Incorporated, UFP Technologies, Inc., and Vishay Precision Group, Inc. The graph assumes that the value of the investment in our common stock, in each index, and in the peer group (including reinvestment of dividends) was $100 on October 31, 2017 and that such investment was held through October 31, 2022.

	10/31/17	10/31/18	10/31/19	10/31/20	10/31/21	10/31/22

Hurco Companies, Inc.	100.00	91.92	79.53	69.46	76.83	56.03
Russell 2000	100.00	101.85	106.85	106.70	160.91	131.07
Nasdaq Global Select	100.00	105.90	124.90	169.56	237.87	165.32
Peer Group	100.00	109.79	107.62	115.12	156.51	121.16

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Item 9C.DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

PART III

Item 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated herein by reference to the definitive proxy statement for our 2023 annual meeting of shareholders except that the information required by Item 10 regarding our executive officers is included herein under the caption “Information about our Executive Officers” at the end of Part I.

Item 11.EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the definitive proxy statement for our 2023 annual meeting of shareholders.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated herein by reference to the definitive proxy statement for our 2023 annual meeting of shareholders.

Item 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to the definitive proxy statement for our 2023 annual meeting of shareholders.

Item 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference to the definitive proxy statement for our 2023 annual meeting of shareholders.

PART IV

Item 15.EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)    1.    Financial Statements. The following consolidated financial statements of the Company are included herein under Item 8 of Part II:

2.     Financial Statement Schedule. The following financial statement schedule is included in this Item.

Schedule II – Valuation and Qualifying Accounts and Reserves

for the Years Ended October 31, 2022, 2021 and 2020

(Dollars in thousands)

		Charged to/
		(Recovered
	Balance at	from)	Charged			Balance
	Beginning	Costs and	to Other			at End
Description	of Period	Expenses	Accounts	Deductions		of Period
Allowance for doubtful accounts for the year ended:
October 31, 2022	$1,645	$(74)	$—	$85	(1)	$1,486
October 31, 2021	$1,401	$268	$—	$24	(1)	$1,645
October 31, 2020	$891	$575	$—	$65	(1)	$1,401

Income tax valuation allowance for the year ended:
October 31, 2022	$1,871	$502	$—	$619		$1,754
October 31, 2021	$2,164	$49	$—	$342		$1,871
October 31, 2020	$2,227	$50	$—	$113		$2,164
(1)	Receivable write–offs.

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
101

The following financial information from the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 31, 2022, formatted in Inline XBRL: (i) Consolidated Statements of Operations; (ii) Consolidated Statements of Comprehensive Income (Loss); (iii) Consolidated Balance Sheets; (iv) Consolidated Statements of Cash Flows; (v) Consolidated Statements of Changes in Shareholders’ Equity; and (vi) Notes to Consolidated Financial Statements

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
10.1*

Hurco Companies, Inc. 2016 Equity Incentive Plan, as amended and restated as of March 10, 2022, incorporated herein by reference to Appendix A to the Company’s definitive proxy statement for its 2022 annual meeting of shareholders filed on January 24, 2022.

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

10.14

First Amendment to Credit Agreement, dated as of March 13, 2020, to the Credit Agreement, dated as of December 31, 2018, among Hurco Companies, Inc. and Hurco B.V., as the Borrowers, certain subsidiaries party thereto, as the Guarantors, and Bank of America, N.A., as the Lender, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed March 13, 2021.

10.15

Second Amendment to Credit Agreement, dated as of December 23, 2020, to the Credit Agreement, dated as of December 31, 2018, among Hurco Companies, Inc. and Hurco B.V., as the Borrowers, certain subsidiaries party thereto, as the Guarantors, and Bank of America, N.A., as the Lender, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed December 29, 2021.

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

10.17

Fourth Amendment to Credit Agreement, dated as of January 4, 2023, to the Credit Agreement, dated as of December 31, 2018, among Hurco Companies, Inc. and Hurco B.V., as the Borrowers, certain subsidiaries party thereto, as the Guarantors, and Bank of America, N.A., as the Lender, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed January 6, 2023.

*	The indicated exhibit is a management contract, compensatory plan, or arrangement required to be listed by Item 601 of Regulation S-K.

Item 16.FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, this 6th day of January, 2023.

HURCO COMPANIES, INC.

By:	/s/ Sonja K. McClelland
Sonja K. McClelland
Executive Vice President, Treasurer and
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature and Title(s)	Date

/s/ Gregory S. Volovic	January 6, 2023
Gregory S. Volovic
Chief Executive Officer, President and Director of Hurco Companies, Inc.
(Principal Executive Officer)

/s/ Sonja K. McClelland	January 6, 2023
Sonja K. McClelland
Executive Vice President, Treasurer and
Chief Financial Officer of Hurco Companies, Inc.
(Principal Financial Officer)

/s/ HaiQuynh Jamison	January 6, 2023
HaiQuynh Jamison Corporate Controller of Hurco Companies, Inc. (Principal Accounting Officer)

/s/ Michael Doar	January 6, 2023
Michael Doar, Executive Chairman of the Board

/s/ Thomas A. Aaro	January 6, 2023
Thomas A. Aaro, Director

/s/ Cynthia Dubin	January 6, 2023
Cynthia Dubin, Director

/s/ Timothy J. Gardner	January 6, 2023
Timothy J. Gardner, Director

/s/ Jay C. Longbottom	January 6, 2023
Jay C. Longbottom, Director

/s/ Richard Porter	January 6, 2023
Richard Porter, Director

/s/ Janaki Sivanesan	January 6, 2023
Janaki Sivanesan, Director