Form 10-Q
period 2023-01-31
HURCO COMPANIES INC
filed 2023-03-10
CIK 315374

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

⌧   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended January 31, 2023 or

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

The number of shares of the Registrant’s common stock outstanding as of March 3, 2023 was 6,528,493.

HURCO COMPANIES, INC.

Form 10-Q Quarterly Report for Fiscal Quarter Ended January 31, 2023

PART I - FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

HURCO COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended
	January 31,
	2023	2022

	(unaudited)
Sales and service fees	$54,682	$66,887

Cost of sales and service	41,964	49,980

Gross profit	12,718	16,907

Selling, general and administrative expenses	11,484	11,697

Operating income	1,234	5,210

Interest expense	16	7

Interest income	52	53

Investment income, net	29	178

Other income (expense), net	641	(256)

Income before income taxes	1,940	5,178

Provision for income taxes	610	1,643

Net income	$1,330	$3,535

Income per common share

Basic	$0.20	$0.53
Diluted	$0.20	$0.53

Weighted average common shares outstanding

Basic	6,583	6,616
Diluted	6,622	6,642

Dividends paid per share	$0.15	$0.14

The accompanying notes are an integral part of the condensed consolidated financial statements.

HURCO COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Three Months Ended
	January 31,
	2023	2022

	(unaudited)
Net income	$1,330	$3,535

Other comprehensive income (loss):

Translation gain (loss) of foreign currency financial statements	10,131	(1,510)

(Gain) / loss on derivative instruments reclassified into operations, net of tax of $(25) and $46, respectively	(82)	149

Gain / (loss) on derivative instruments, net of tax of $(48) and $104, respectively	(166)	335

Total other comprehensive income (loss)	9,883	(1,026)

Comprehensive income	$11,213	$2,509

The accompanying notes are an integral part of the condensed consolidated financial statements.

HURCO COMPANIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	January 31,	October 31,
	2023	2022
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$56,888	$63,922
Accounts receivable, net	34,844	38,444
Inventories, net	168,608	156,207
Derivative assets	1,077	2,515
Prepaid and other assets	10,162	6,981
Total current assets	271,579	268,069
Property and equipment:
Land	879	868
Building	7,352	7,352
Machinery and equipment	28,032	26,532
Leasehold improvements	4,697	4,351
	40,960	39,103
Less accumulated depreciation and amortization	(32,560)	(30,620)
Total property and equipment, net	8,400	8,483
Non–current assets:
Software development costs, less accumulated amortization	7,310	7,302
Intangible assets, net	1,204	1,246
Operating lease - right of use assets, net	9,361	8,460
Deferred income taxes	3,742	3,442
Investments and other assets, net	9,914	9,235
Total non–current assets	31,531	29,685
Total assets	$311,510	$306,237
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$38,178	$40,707
Customer deposits	5,991	4,839
Derivative liabilities	2,261	3,632
Operating lease liabilities	4,366	3,973
Accrued payroll and employee benefits	7,443	10,751
Accrued income taxes	3,213	2,611
Accrued expenses	4,456	5,397
Accrued warranty expenses	1,407	1,426
Total current liabilities	67,315	73,336
Non–current liabilities:
Deferred income taxes	81	67
Accrued tax liability	1,281	1,281
Operating lease liabilities	5,347	4,814
Deferred credits and other	4,636	4,095
Total non–current liabilities	11,345	10,257
Shareholders’ equity:
Preferred stock: no par value per share, 1,000,000 shares authorized; no shares issued	—	—
Common stock: no par value, $.10 stated value per share, 12,500,000 shares authorized; 6,675,917 and 6,645,352 shares issued and 6,587,694 and 6,566,994 shares outstanding, as of January 31, 2023 and October 31, 2022, respectively	659	657
Additional paid-in capital	63,621	63,635
Retained earnings	180,212	179,877
Accumulated other comprehensive loss	(11,642)	(21,525)
Total shareholders’ equity	232,850	222,644
Total liabilities and shareholders’ equity	$311,510	$306,237

The accompanying notes are an integral part of the condensed consolidated financial statements.

HURCO COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended
	January 31,
	2023	2022

	(unaudited)
Cash flows from operating activities:
Net income	$1,330	$3,535
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Provision for doubtful accounts	84	(86)
Deferred income taxes	152	(14)
Equity in (income) loss of affiliates	10	(114)
Foreign currency (gain) loss	(1,587)	367
Unrealized (gain) loss on derivatives	(388)	157
Depreciation and amortization	1,054	942
Stock–based compensation	770	789
Change in assets and liabilities:
(Increase) decrease in accounts receivable	5,751	3,041
(Increase) decrease in inventories	(2,984)	(5,935)
(Increase) decrease in prepaid expenses	(3,204)	4,156
Increase (decrease) in accounts payable	(5,244)	3,862
Increase (decrease) in customer deposits	815	67
Increase (decrease) in accrued expenses	(1,816)	(922)
Increase (decrease) in accrued payroll and employee benefits	(3,308)	(2,557)
Increase (decrease) in accrued income tax	401	1,257
Net change in derivative assets and liabilities	553	48
Other	(375)	818
Net cash provided by (used for) operating activities	(7,986)	9,411

Cash flows from investing activities:
Proceeds from sale of property and equipment	—	7
Purchase of property and equipment	(214)	(277)
Software development costs	(385)	(303)
Other investments	—	(262)
Net cash provided by (used for) investing activities	(599)	(835)

Cash flows from financing activities:
Proceeds from exercise of common stock options	270	117
Dividends paid	(995)	(937)
Taxes paid related to net settlement of restricted shares	(313)	(208)
Stock repurchases	(743)	(1,219)
Net cash provided by (used for) financing activities	(1,781)	(2,247)

Effect of exchange rate changes on cash and cash equivalents	3,332	(363)

Net increase (decrease) in cash and cash equivalents	(7,034)	5,966

Cash and cash equivalents at beginning of period	63,922	84,063

Cash and cash equivalents at end of period	$56,888	$90,029

The accompanying notes are an integral part of the condensed consolidated financial statements.

HURCO COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands, except shares outstanding)

	Three Months Ended January 31, 2023 and 2022
					Accumulated
	Common Stock		Additional		Other
	Shares		Paid–in	Retained	Comprehensive
	Outstanding	Amount	Capital	Earnings	Income (Loss)	Total
Balances, October 31, 2021	6,617,717	$662	$63,924	$175,574	$(1,741)	$238,419
Net income (loss)	—	—	—	3,535	—	3,535
Other comprehensive income (loss)	—	—	—	—	(1,026)	(1,026)
Stock–based compensation expense, net of taxes withheld for vested restricted shares	24,440	2	579	—	—	581
Exercise of common stock options	5,437	1	116	—	—	117
Stock repurchases	(40,157)	(4)	(1,215)	—	—	(1,219)
Dividends paid	—	—	—	(937)	—	(937)
Balances, January 31, 2022	6,607,437	$661	$63,404	$178,172	$(2,767)	$239,470

Balances, October 31, 2022	6,566,994	$657	$63,635	$179,877	$(21,525)	$222,644
Net income (loss)	—	—	—	1,330	—	1,330
Other comprehensive income (loss)	—	—	—	—	9,883	9,883
Stock–based compensation expense, net of taxes withheld for vested restricted shares	35,960	4	457	—	—	461
Exercise of common stock options	11,559	1	269	—	—	270
Stock repurchases	(26,819)	(3)	(740)	—	—	(743)
Dividends paid	—	—	—	(995)	—	(995)
Balances, January 31, 2023	6,587,694	$659	$63,621	$180,212	$(11,642)	$232,850

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

We operate in the industrial equipment industry and have a global footprint that subjects us to various business risks in many different countries. Our operating results during fiscal years 2020 through 2022, and the first three months of fiscal 2023, were affected by the international business disruption due to the outbreak of COVID-19 and lockdowns in certain markets, vendor delays, transportation issues, unusually high inflation, volatility of foreign currencies, competitive labor markets, and political friction in the U.S, and many regions of the world.  Because of the potential for extended vulnerability, we have closely evaluated the estimates we have made in preparing the financial statements as of January 31, 2023, with the understanding that these estimates could change in the near term. We will continue to evaluate and disclose any uncertainty associated with key assumptions underlying fair value estimates, trends, and uncertainties that have had, or are reasonably expected to have, a material effect on our consolidated financial position, results of operations, changes in shareholders' equity, and cash flows for and at the end of each interim period.

The condensed financial information as of January 31, 2023 and for the three months ended January 31, 2023 and January 31, 2022 is unaudited.  However, in our opinion, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary to present fairly our consolidated financial position, results of operations, changes in shareholders’ equity and cash flows for and at the end of the interim periods.  We suggest that you read these Condensed Consolidated Financial Statements in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended October 31, 2022.

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

We had forward contracts outstanding as of January 31, 2023, denominated in Euros, Pounds Sterling and New Taiwan Dollars with set maturity dates ranging from February 2023 through January 2024. The contract amounts, expressed at forward rates in U.S. Dollars at January 31, 2023, were $15.9 million for Euros, $6.0 million for Pounds Sterling and $25.3 million for New Taiwan Dollars. At January 31, 2023, we had approximately $0.2 million of loss, net of tax, related to cash flow hedges deferred in Accumulated other comprehensive income (loss). Included in this amount was $0.6 million of unrealized loss, net of tax, related to cash flow hedge instruments that remain subject to currency fluctuation risk. The majority of these deferred gains will be recorded as an adjustment to Cost of sales and service in periods through January 2024, when the corresponding inventory that is the subject of the related hedge contracts is sold, as described above.

We are also exposed to foreign currency exchange risk related to our investment in net assets in foreign countries. To manage this risk, we entered into a forward contract with a notional amount of €3.0 million in November 2022. We designated this forward contract as a hedge of our net investment in Euro denominated assets. We selected the forward method under FASB guidance related to the accounting for derivative instruments and hedging activities. The forward method requires all changes in the fair value of the contract to be reported as a cumulative translation adjustment in Accumulated other comprehensive income (loss), net of tax, in the same manner as the underlying hedged net assets. This forward contract matures in November 2023. As of January 31, 2023, we had a realized gain of $1.3 million and an unrealized loss of $0.2 million, net of tax, recorded as cumulative translation adjustments in Accumulated other comprehensive income (loss) related to this forward contract.

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

We had forward contracts outstanding as of January 31, 2023, denominated in Euros, Pounds Sterling, and New Taiwan Dollars with set maturity dates ranging from February 2023 through December 2023.  The contract amounts, expressed at forward rates in U.S. Dollars at January 31, 2023, totaled $58.5 million.

Fair Value of Derivative Instruments

We recognize the fair value of derivative instruments as assets and liabilities on a gross basis on our Condensed Consolidated Balance Sheets. As of January 31, 2023 and October 31, 2022, all derivative instruments were recorded at fair value on our Condensed Consolidated Balance Sheets as follows (in thousands):

	January 31, 2023		October 31, 2022
	Balance Sheet	Fair	Balance Sheet	Fair
Derivatives	Location	Value	Location	Value
Designated as Hedging Instruments:
Foreign exchange forward contracts	Derivative assets	$386	Derivative assets	$2,273
Foreign exchange forward contracts	Derivative liabilities	$1,338	Derivative liabilities	$2,891

Not Designated as Hedging Instruments:
Foreign exchange forward contracts	Derivative assets	$691	Derivative assets	$242
Foreign exchange forward contracts	Derivative liabilities	$923	Derivative liabilities	$741

Effect of Derivative Instruments on the Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Changes in Shareholders’ Equity and Condensed Consolidated Statements of Operations

Derivative instruments had the following effects on our Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Changes in Shareholders’ Equity and Condensed Consolidated Statements of Operations, net of tax, during the three months ended January 31, 2023 and 2022 (in thousands):

			Location of Gain	Amount of Gain
	Amount of Gain (Loss)		(Loss) Reclassified	(Loss) Reclassified
	Recognized in Other		from Other	from Other
	Comprehensive		Comprehensive	Comprehensive
Derivatives	Income (Loss)		Income (Loss)	Income (Loss)
	Three Months Ended			Three Months Ended
	January 31,			January 31,
	2023	2022		2023	2022
Designated as Hedging Instruments:
(Effective portion)
Foreign exchange forward contracts – Intercompany sales/purchases	$(166)	$335	Cost of sales and service	$82	$(149)
Foreign exchange forward contract – Net investment	$(199)	$69

We did not recognize any gains or losses as a result of hedges deemed ineffective for either of the three months ended January 31, 2023 or 2022. We recognized the following gains in our Condensed Consolidated Statements of Operations during the three months ended January 31, 2023 and 2022 on derivative instruments not designated as hedging instruments (in thousands):

	Location of Gain
	(Loss) Recognized	Amount of Gain (Loss)
Derivatives	in Operations	Recognized in Operations
		Three Months Ended
		January 31,
		2023	2022
Not Designated as Hedging Instruments:
Foreign exchange forward contracts	Other expense (income), net	$(355)	$198

The following table presents the changes in the components of Accumulated other comprehensive income (loss), net of tax, for the three months ended January 31, 2023 (in thousands):

	Foreign Currency	Cash Flow
	Translation	Hedges	Total
Balance, October 31, 2022	$(21,259)	$(266)	$(21,525)
Other comprehensive income (loss) before reclassifications	10,131	(166)	9,965
Reclassifications	—	(82)	(82)
Balance, January 31, 2023	$(11,128)	$(514)	$(11,642)

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

The Compensation Committee of our Board of Directors has the authority to determine the officers, directors and key employees who will be granted awards under the 2016 Equity Plan; designate the number of shares subject to each award; determine the terms and conditions upon which awards will be granted; and prescribe the form and terms of award agreements. We have granted restricted shares and performance units under the 2016 Equity Plan that are currently outstanding, and we have granted stock options under the 2008 Equity Plan. No stock option may be exercised more than ten years after the date of grant or such shorter period as the Compensation Committee may determine at the date of grant. The market value of a share of our common stock, for purposes of the 2016 Equity Plan, is the closing sale price as reported by the Nasdaq Global Select Market on the date in question or, if not a trading day, on the last preceding trading date.

A summary of stock option activity for the three-month period ended January 31, 2023, is as follows:

		Weighted Average
	Stock Options	Exercise Price
Outstanding at October 31, 2022	11,559	$23.30
Options granted	—	—
Options exercised	(11,559)	23.30
Options cancelled	—	—
Outstanding at January 31, 2023	—	$-

As of January 31, 2023, no stock options were outstanding.

On January 3, 2023, the Compensation Committee approved a long-term incentive compensation arrangement for our executive officers in the form of time-based restricted shares and performance stock units (“PSUs”) under the 2016 Equity Plan, which will be payable in shares of our common stock if earned and vested. The awards were approximately 25% time-based vesting and approximately 75% performance-based vesting. The three-year performance period for the PSUs is fiscal 2023 through fiscal 2025.

On that date, the Compensation Committee granted a total of 29,376 shares of time-based restricted stock to our executive officers.  The restricted shares vest in thirds over three years from the date of grant provided the recipient remains employed through that date.  The grant date fair value of the restricted shares was based upon the closing sales price of our common stock on the date of grant, which was $26.38 per share.

On January 3, 2023, the Compensation Committee also granted a total target number of 47,003 PSUs to our executive officers designated as “PSU – NI”. These PSUs were weighted as approximately 40% of the overall 2023 executive long-term incentive compensation arrangement and will vest and be paid based upon the achievement of pre-established goals related to our average net income over the three-year period of fiscal 2023-2025. Participants will have the ability to earn between 50% of the target number of the PSUs – NI for achieving threshold performance and 200% of the target number of the PSUs – NI for achieving maximum performance. The grant date fair value of the PSUs – NI was based on the closing sales price of our common stock on grant date, which was $26.38 per PSU.

On January 3, 2023, the Compensation Committee also granted a total target number of 41,126 PSUs to our executive officers designated as “PSU –FCF”. These PSUs were weighted as approximately 35% of the overall 2023 executive long-term incentive compensation arrangement and will vest and be paid based upon the achievement of pre-established goals related to our average free cash flow over the three-year period of fiscal 2023-2025. Participants will have the ability to earn between 50% of the target number of the PSUs – FCF for achieving threshold performance and 200% of the target number of the PSUs – FCF for achieving maximum performance. The grant date fair value of the PSUs – FCF was based on the closing sales price of our common stock on the grant date, which was $26.38 per PSU.

On November 9, 2022, the Compensation Committee granted a total of 12,223 shares of time-based restricted stock to our non-executive employees. The restricted shares vest in thirds over three years from the date of grant provided the recipient remains employed through that date. The grant date fair value of the restricted shares was based upon the closing sales price of our common stock on the date of grant, which was $24.53 per share.

A reconciliation of our restricted stock and PSU activity and related information for the three-month period ended January 31, 2023 is as follows:

		Weighted Average Grant
	Number of Shares	Date Fair Value
Unvested at October 31, 2022	273,103	$32.90
Shares or units granted	129,728	26.21
Shares or units vested	(35,960)	36.91
Shares or units cancelled	(39,916)	40.22
Shares withheld	(11,950)	37.84
Unvested at January 31, 2023	315,005	$28.57

During each of the first three months of fiscal 2023 and 2022, we recorded approximately $0.8 million of stock-based compensation expense, related to grants under the 2016 Equity Plan. As of January 31, 2023, there was an estimated $5.8 million of total unrecognized stock-based compensation cost that we expect to recognize by the end of the first quarter of fiscal year 2026.

5.    EARNINGS PER SHARE

Per share results have been computed based on the average number of common shares outstanding over the period in question.  The computation of basic and diluted net income per share is determined using net income applicable to common shareholders as the numerator and the number of shares outstanding as the denominator as follows (in thousands, except per share amounts):

	Three Months Ended
	January 31,
	2023		2022
	Basic	Diluted	Basic	Diluted
Net income	$1,330	$1,330	$3,535	$3,535
Undistributed earnings allocated to participating shares	(18)	(18)	(39)	(39)
Net income applicable to common shareholders	$1,312	$1,312	$3,496	$3,496

Weighted average shares outstanding	6,583	6,583	6,616	6,616
Stock options and contingently issuable securities	—	39	—	26
	6,583	6,622	6,616	6,642
Income per share	$0.20	$0.20	$0.53	$0.53

6.    ACCOUNTS RECEIVABLE

Accounts receivable are net of allowances for doubtful accounts of $1.6 million as of January 31, 2023 and $1.5 million as of October 31, 2022.

7.    INVENTORIES

Inventories, priced at the lower of cost (first-in, first-out method) or net realizable value, are summarized below (in thousands):

	January 31,	October 31,
	2023	2022
Purchased parts and sub–assemblies	$50,537	$46,796
Work–in–process	18,157	16,539
Finished goods	103,553	96,305
Inventories, gross	$172,247	$159,640
Reserve for purchased parts and sub-assemblies	(3,639)	(3,433)
Inventories, net	$168,608	$156,207

8.    LEASES

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

We recorded total operating lease expense of $1.3 million for each of the three months ended January 31, 2023 and 2022, which is classified within Cost of sales and service and Selling, general and administrative expenses within the Condensed Consolidated Statements of Operations.  Operating lease expense includes short-term leases and variable lease payments which are immaterial.  There have been no lease costs capitalized on the Condensed Consolidated Balance Sheets as of January 31, 2023.

The following table summarizes supplemental cash flow information and non-cash activity related to operating leases for the three months ended January 31, 2023 (in thousands):

	Three Months Ended	Three Months Ended
	January 31, 2023	January 31, 2022
Operating cash flow information:
Cash paid for amounts included in the measurement of lease liabilities	$1,240	$1,219
Non-cash information:
Right-of-use assets obtained in exchange for new operating lease liabilities	$1,699	$849

The following table summarizes the maturities of undiscounted cash flows of lease commitments reconciled to the total lease liability as of January 31, 2023 (in thousands):

Remainder of 2023	$3,624
2024	2,975
2025	1,434
2026	756
2027	601
2028 and thereafter	711
Total	10,101
Less: Imputed interest	(388)
Present value of operating lease liabilities	$9,713

As of January 31, 2023, the weighted-average remaining term of our lease portfolio was approximately 3.2 years and the weighted-average discount rate was approximately 2.4%.

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

10.    GUARANTEES AND PRODUCT WARRANTIES

From time to time, our subsidiaries guarantee third party payment obligations in connection with the sale of machines to customers that use financing. We follow FASB guidance for accounting for guarantees (codified in ASC 460 Guarantees). As of January 31, 2023, we had nine outstanding third party payment guarantees totaling approximately $0.7 million. The terms of these guarantees are consistent with the underlying customer financing terms. Upon shipment of a machine, the customer assumes the risk of ownership. The customer does not obtain title, however, until it has paid for the machine. A retention of title clause allows us to recover the machine if the customer defaults on the financing. We accrue liabilities under these guarantees at fair value, which amounts are insignificant.

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

	Three Months Ended
	January 31,
	2023	2022
Balance, beginning of period	$1,426	$1,516
Provision for warranties during the period	590	646
Charges to the reserve	(674)	(680)
Impact of foreign currency translation	65	(12)
Balance, end of period	$1,407	$1,470

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

In March 2019, our wholly-owned subsidiaries in Taiwan (Hurco Manufacturing Limited (“HML”)) and China (Ningbo Hurco Machine Tool, Ltd. (“NHML”)), closed on uncommitted revolving credit facilities with maximum aggregate amounts of 150 million New Taiwan Dollars and 32.5 million Chinese Yuan, respectively.  As uncommitted facilities, both the Taiwan and China credit facilities are subject to review and termination by the respective underlying lending institution from time to time.  In February 2023, NHML renewed the above-referenced credit facility on substantially similar terms and an identical maximum aggregate limit.

As a result, as of January 31, 2023, our existing credit facilities consisted of a €1.5 million revolving credit facility in Germany, the 150 million New Taiwan Dollars Taiwan credit facility, the 32.5 million Chinese Yuan China credit facility and the $40.0 million revolving credit facility under the 2018 Credit Agreement.

As of January 31, 2023, there were no borrowings under any of our credit facilities and there was approximately $51.4 million of available borrowing capacity thereunder.  There were also no borrowings under any of our credit facilities as of October 31, 2022.

12.  INCOME TAXES

Our provision for income taxes and effective tax rate is affected by the geographical composition of pre-tax income which includes jurisdictions with differing tax rates, conditional reduced tax rates, and other events that are not consistent from period to period, such as changes in income tax laws.

The Inflation Reduction Act of 2022 (the “Inflation Reduction Act” or “IRA”) was signed into law on August 16, 2022. The IRA provides for investment in clean energy, promotes reductions in carbon emissions, and extends select Affordable Care Act premium reductions. The IRA is paid for through the implementation of a 15% corporate minimum tax on corporations with over $1 billion of financial statement income, budget increases for the Internal Revenue Service, an excise tax on stock repurchases, and changes to Medicare rules.  We do not currently expect that the Inflation Reduction Act will have a material impact on our income taxes.

We recorded income tax expense during the first three months of fiscal 2023 of $0.6 million compared to $1.6 million for the same period in fiscal 2022. Our effective tax rate for the first three months of fiscal 2023 was 31%, compared to 32% in the corresponding prior year period. The year-over-year decrease in the effective tax rate was primarily due to changes in geographic mix of income and loss that includes jurisdictions with differing tax rates and a discrete item related to stock compensation.

Our unrecognized tax benefits were $173,000 as of January 31, 2023, and $171,000 as of October 31, 2022, and in each case included accrued interest.

We recognize accrued interest and penalties related to unrecognized tax benefits as components of income tax expense. As of January 31, 2023, the gross amount of interest accrued, reported in Accrued expenses, was approximately $35,000, which did not include the federal tax benefit of interest deductions.

We file U.S. federal and state income tax returns, as well as tax returns in several foreign jurisdictions. The statutes of limitations with respect to unrecognized tax benefits will expire between August 2024 and September 2024.

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

In accordance with this guidance, the following table represents the fair value hierarchy for our financial assets and liabilities measured at fair value as of January 31, 2023 and October 31, 2022 (in thousands):

	Assets		Liabilities
	January 31, 2023	October 31, 2022	January 31, 2023	October 31, 2022
Level 1
Deferred compensation	$2,219	$1,996	$—	$—

Level 2
Derivatives	$1,077	$2,515	$2,261	$3,632

Included in Level 1 assets are mutual fund investments under a nonqualified deferred compensation plan. We estimate the fair value of these investments on a recurring basis using market prices that are readily available.

Included in Level 2 fair value measurements are derivative assets and liabilities related to gains and losses on foreign currency forward exchange contracts entered into with a third party. We estimate the fair value of these derivatives on a recurring basis using foreign currency exchange rates obtained from active markets. Derivative instruments are reported in the accompanying Condensed Consolidated Financial Statements at fair value. We have derivative financial instruments in the form of foreign currency forward exchange contracts as described in Note 3 of Notes to the Condensed Consolidated Financial Statements. The U.S. Dollar equivalent notional amounts of these contracts was $107.0 million and $102.8 million at January 31, 2023 and October 31, 2022, respectively.

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

15.  NEW ACCOUNTING PRONOUNCEMENTS

We reviewed all recently issued accounting pronouncements and concluded they are either not applicable or not expected to have a significant impact on our consolidated financial statements as of January 31, 2023.

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) contains information intended to help provide an understanding of our financial condition and other related matters, including our liquidity, capital resources and results of operations. The MD&A is provided as a supplement to, and should be read in conjunction with, our unaudited financial statements and the notes accompanying our unaudited financial statements appearing elsewhere in this report, as well as our audited financial statements, the accompanying notes and the MD&A included in our Annual Report on Form 10-K for the year ended October 31, 2022.

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

The following overview is intended to provide a brief explanation of the principal factors that have contributed to our recent financial performance.  This overview is intended to be read in conjunction with the more detailed information included in our financial statements and notes thereto that appear elsewhere in this report.

The market for machine tools is international in scope. We have both significant foreign sales and significant foreign manufacturing operations.  During the first three months of fiscal 2023, approximately 52% of our revenues were attributable to customers in Europe, where we typically sell more of our higher-performance, higher-priced VMX series machines.  Additionally, approximately 8% of our revenues were attributable to customers in the Asia Pacific region, where we encounter greater pricing pressures.

We have three brands of CNC machine tools in our product portfolio: Hurco is the technology innovation brand for customers who want to increase productivity and profitability by selecting a brand with the latest software and motion technology.  Milltronics is the value-based brand for shops that want easy-to-use machines at competitive prices.  The Takumi brand is for customers that need very high speed, high efficiency performance, such as that required in the production, die and mold, aerospace, and medical industries.  Takumi machines are equipped with industry standard controls instead of the proprietary controls found on Hurco and Milltronics machines.  These three brands of CNC machine tools are responsible for the vast majority of our revenue.  However, we have added other non-Hurco branded products to our product portfolio that have contributed product diversity and market penetration opportunity.  These non-Hurco branded products are sold by our wholly-owned distributors and are comprised primarily of other general-purpose vertical milling centers and lathes, laser cutting machines, waterjet cutting machines, CNC grinders, compact horizontal machines, metal cutting saws and CNC swill lathes. ProCobots LLC (“ProCobots”) is our wholly-owned subsidiary that provides automation solutions. In addition, through our wholly-owned subsidiary in Italy, LCM Precision Technology S.r.l (“LCM”), we produce high value machine tool components and accessories.

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

We operate in the industrial equipment industry and have a global footprint that subjects us to various business risks in many different countries. Our operating results during fiscal years 2020 through 2022 and the first three months of fiscal year 2023 were affected by the international business disruption due to the outbreak of COVID-19 and lockdowns in certain markets, vendor delays, transportation issues, unusually high inflation, volatility of foreign currencies, competitive labor markets, and political friction in the U.S and many regions of the world.  We cannot predict the duration or scope of impact of the COVID-19 pandemic, as well as other factors listed above, and the potential impact to our operations and financial results cannot be reasonably estimated.  To date, we have experienced some delays in our supply chain and have not completely ceased operations at any of our global facilities, but have implemented remote working capabilities, as appropriate or otherwise required under local law. We have also implemented adjustments in discretionary spending, delayed capital expenditures, and monitored production activities closely in an effort to weather the adverse business climate. We have also received stimulus in various countries to support operations and implemented tax deferrals and provisions that were available to us. More recently, we have begun to see inflationary pressures and input cost increases imposed in our supply chains on components for our products. We have also seen capacity for transportation and freight services limited significantly by container or vessel availability and delays at departing and receiving ports, all of which have contributed to significantly increased costs and prices associated with the global shipment of our products.

RESULTS OF OPERATIONS

Three Months Ended January 31, 2023 Compared to Three Months Ended January 31, 2022

Sales and Service Fees.  Sales and service fees for the first quarter of fiscal year 2023 were $54.7 million, a decrease of $12.2 million, or 18%, compared to the corresponding prior year period, and included an unfavorable currency impact of $3.2 million, or 5%, when translating foreign sales to U.S. dollars for financial reporting purposes.

Sales and Service Fees by Geographic Region

The following table sets forth net sales and service fees by geographic region for the first quarter ended January 31, 2023 and 2022 (dollars in thousands):

	Three Months Ended
	January 31,
	2023		2022		$ Change	% Change
Americas	$22,013	40%	$24,009	36%	$(1,996)	(8)%
Europe	28,592	52%	34,118	51%	(5,526)	(16)%
Asia Pacific	4,077	8%	8,760	13%	(4,683)	(53)%
Total	$54,682	100%	$66,887	100%	$(12,205)	(18)%

Sales in the Americas for the first quarter of fiscal year 2023 decreased by 8%, compared to the corresponding period in fiscal year 2022, primarily due to a decreased volume of shipments of Hurco and Takumi machines.

European sales for the first quarter of fiscal year 2023 decreased by 16%, compared to the corresponding period in fiscal year 2022, and included an unfavorable currency impact of 8%, when translating foreign sales to U.S. dollars for financial reporting purposes.  The decrease in European sales for the first quarter of fiscal year 2023 was primarily attributable to a decreased volume of shipments of

Hurco and Takumi machines across the European region, partially offset by increased European sales of Milltronics machines and electro-mechanical components and accessories manufactured by our wholly owned subsidiary, LCM.

Asian Pacific sales for the first quarter of fiscal year 2023 decreased by 53%, compared to the corresponding period in fiscal year 2022, and included an unfavorable currency impact of 5%, when translating foreign sales to U.S. dollars for financial reporting purposes.  The decrease in Asian Pacific sales primarily resulted from a reduced volume of shipments of Hurco and Takumi machines in China, Southeast Asia, and India.

Sales and Service Fees by Product Category

The following table sets forth net sales and service fees by product category for the first quarter ended January 31, 2023 and 2022 (dollars in thousands):

	Three Months Ended
	January 31,
	2023		2022		$ Change	% Change
Computerized Machine Tools	$45,417	83%	$57,207	86%	$(11,790)	(21)%
Computer Control Systems and Software †	524	1%	741	1%	(217)	(29)%
Service Parts	6,691	12%	6,967	10%	(276)	(4)%
Service Fees	2,050	4%	1,972	3%	78	4%
Total	$54,682	100%	$66,887	100%	$(12,205)	(18)%

† Amounts shown do not include computer control systems and software sold as an integrated component of computerized machine tools.

Sales of computerized machine tools for the first quarter of fiscal year 2023 decreased by 21%, compared to the corresponding prior year period, primarily due to decreased volume of shipments of Hurco and Takumi machines across all the regions where our customer are located.  Sales of computer control systems and software for the first quarter of fiscal year 2023 decreased by 29%, compared to the corresponding prior year period, primarily due to decreased sales of Hurco software in Europe and Asia.  Sales of service parts for the first quarter of fiscal year 2023 decreased by 4%, compared to the corresponding prior year period, due mainly to decreased aftermarket sales and service of Hurco products in Germany and France.  Service fees increased by 4% due mainly to increase in aftermarket services provided for Hurco and Takumi products in North America.  Sales for all product categories included an aggregate unfavorable currency impact of 5%, when translating foreign sales to U.S. Dollars for financial reporting purposes.

Orders.  Orders for the first quarter of fiscal year 2023 were $53.2 million, a decrease of $17.6 million, or 25%, compared to the corresponding period in fiscal year 2022, and included an unfavorable currency impact of $3.3 million, or 5%, when translating foreign orders to U.S. dollars.

The following table sets forth new orders booked by geographic region for the first fiscal quarter ended January 31, 2023 and 2022 (dollars in thousands):

	Three Months Ended
	January 31,
	2023		2022		$ Change	% Change
Americas	$19,687	37%	$22,116	31%	$(2,429)	(11)%
Europe	29,886	56%	40,665	57%	(10,779)	(27)%
Asia Pacific	3,657	7%	8,074	12%	(4,417)	(55)%
Total	$53,230	100%	$70,855	100%	$(17,625)	(25)%

Orders in the Americas for the first quarter of fiscal year 2023 decreased by 11%, compared to the corresponding period in fiscal year 2022, primarily due to decreased customer demand for Hurco and Milltronics machines.

European orders for the first quarter of fiscal year 2023 decreased by 27%, compared to the corresponding prior year period, and included an unfavorable currency impact of 7%, when translating foreign orders to U.S. dollars.  The decrease in orders was driven primarily by decreased customer demand for Hurco and Takumi machines in Germany and France, partially offset by increased customer demand for Hurco machines in Italy and the United Kingdom.

Asian Pacific orders for the first quarter of fiscal year 2023 decreased by 55%, compared to the corresponding prior year period, and included an unfavorable currency impact of 4%, when translating foreign orders to U.S. dollars.  The decrease in Asian Pacific orders was driven primarily by a decrease in customer demand for Hurco and Takumi machines in China, Southeast Asia, and India.

Gross Profit. Gross profit for the first quarter of fiscal year 2023 was $12.7 million, or 23% of sales, compared to $16.9 million, or 25% of sales, for the corresponding prior year period.  The year-over-year decrease in gross profit as a percentage of sales was primarily due to the lower volume of sales of vertical milling machines across all sales regions, particularly the European sales region where we typically sell more of our higher-performance, higher-priced VMX series machines.  Additionally, gross profit was negatively impacted by the allocation of fixed costs on lower sales and production volumes.

Operating Expenses. Selling, general, and administrative expenses for the first quarter of fiscal year 2023 were $11.5 million, or 21% of sales, compared to $11.7 million, or 17% of sales, in the corresponding fiscal year 2022 period, and included a favorable currency impact of $0.6 million, when translating foreign expenses to U.S. dollars for financial reporting purposes.

Operating Income. Operating income for the first quarter of fiscal year 2023 was $1.2 million compared to $5.2 million for the corresponding period in fiscal year 2022.  The decrease in operating income was primarily due to lower volume of sales and negative impact of allocation of fixed costs on lower sales and production volume.

Other Income (Expense), Net.  Other income (expense), net for the first quarter of fiscal year 2023 increased by $0.9 million compared to the corresponding period in fiscal year 2022, due mainly to an increase in foreign currency exchange gains in the first three months of fiscal year 2023 compared to the same period in fiscal year 2022.

Income Taxes. The effective tax rate for the first quarter of fiscal year 2023 was 31%, compared to 32% in the corresponding prior year period. The year-over-year decrease in the effective tax rate was primarily due to changes in geographic mix of income and loss that include jurisdictions with differing tax rates and a discrete item related to stock compensation.

LIQUIDITY AND CAPITAL RESOURCES

At January 31, 2023, we had cash and cash equivalents of $56.9 million, compared to $63.9 million at October 31, 2022.  Approximately 30% of the $56.9 million of cash and cash equivalents was denominated in U.S. Dollars.  The balance was attributable to our foreign operations and is held in the local currencies of our various foreign entities, subject to fluctuations in currency exchange rates. We do not believe that the indefinite reinvestment of these funds offshore impairs our ability to meet our domestic working capital needs.

Working capital was $204.3 million at January 31, 2023, compared to $194.7 million at October 31, 2022.  The increase in working capital was primarily driven by increases in inventories, net and prepaid assets and decreases in accrued payroll and employee benefits and accounts payable, partially offset by decreases in cash and cash equivalents and accounts receivable, net.

Capital expenditures of $0.6 million during the first three months of fiscal year 2023 were primarily for capital improvements in existing facilities and software development costs.  We funded these expenditures with cash on hand.

On January 6, 2023, we announced a share repurchase program in an aggregate amount of up to $25.0 million. Repurchases under the program may be made in the open market or through privately negotiated transactions from time to time through November 10, 2024, subject to applicable laws, regulations, and contractual provisions. The program may be amended, suspended, or discontinued at any time and does not commit us to repurchase any shares of our common stock. No amounts had been purchased under this program as of January 31, 2023.

Our prior $7.0 million share repurchase program also remains in effect until its scheduled expiration on March 10, 2023  During the first quarter of fiscal 2023, approximately 26,819 shares were repurchased at an aggregate value of approximately $0.7 million under that program, resulting in $3.4 million remaining available under that program as of January 31, 2023.

In addition, during the three months ended January 31, 2023, we paid cash dividends to our shareholders of $1.0 million. Future dividends are subject to approval of our Board of Directors and will depend upon many factors, including our results of operations, financial condition, capital requirements, regulatory and contractual restrictions, our business strategy and other factors deemed relevant by our Board of Directors from time to time.

On December 31, 2018, we and our subsidiary Hurco B.V. entered into the 2018 Credit Agreement with Bank of America, N.A., as the lender, which was subsequently amended on each of March 13, 2020, December 23, 2020, December 17, 2021, and January 4, 2023.  The 2018 Credit Agreement provides for an unsecured revolving credit and letter of credit facility in a maximum aggregate amount of $40.0 million. The 2018 Credit Agreement provides that the maximum amount of outstanding letters of credit at any one time may not exceed $10.0 million, the maximum amount of outstanding loans made to our subsidiary Hurco B.V. at any one time may not exceed $20.0 million, and the maximum amount of all outstanding loans denominated in alternative currencies at any one time may not exceed $20.0 million. Under the 2018 Credit Agreement, we and Hurco B.V. are borrowers, and certain of our other subsidiaries are guarantors. The scheduled maturity date of the 2018 Credit Agreement is December 31, 2023.

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

In March 2019, our wholly-owned subsidiaries in Taiwan, HML, and China, NHML, closed on uncommitted revolving credit facilities with maximum aggregate amounts of 150 million New Taiwan Dollars and 32.5 million Chinese Yuan, respectively.  As uncommitted facilities, both the Taiwan and China credit facilities are subject to review and termination by the respective underlying lending institution from time to time.  In February 2023, NHML renewed the above-referenced credit facility on substantially similar terms and an identical maximum aggregate limit.

As of January 31, 2023, our existing credit facilities consisted of a €1.5 million revolving credit facility in Germany, the 150 million New Taiwan Dollars Taiwan credit facility, the 32.5 million Chinese Yuan China credit facility and the $40.0 million revolving credit facility under the 2018 Credit Agreement.  We had no debt or borrowings under any of our credit facilities at January 31, 2023.

At January 31, 2023, we had an aggregate of approximately $51.4 million available for borrowing under our credit facilities and were in compliance with all covenants relating thereto.

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

CRITICAL ACCOUNTING ESTIMATES

Our MD&A is based upon our condensed consolidated financial statements, which have been prepared in accordance with U.S. Generally Accepted Accounting Principles. The preparation of financial statements in conformity with those accounting principles requires us to make judgments and estimates that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Those judgments and estimates have a significant effect on the financial statements because they result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Actual results could differ from those estimates. Our critical accounting estimates, which are described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2022, are frequently evaluated as our judgment and estimates are based upon historical experience and on various other assumptions that we believe to be reasonable under the circumstances. During the first three months of fiscal 2023, there were no material changes to our critical accounting estimates as described in the MD&A included in our Annual Report on Form 10-K for the year ended October 31, 2022.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

There have been no material changes related to our contractual obligations and commitments from the information provided in our Annual Report on Form 10-K for the fiscal year ended October 31, 2022.

OFF BALANCE SHEET ARRANGEMENTS

From time to time, our subsidiaries guarantee third party payment obligations in connection with the sale of machines to customers that use financing. We follow FASB guidance for accounting for guarantees (codified in ASC 460). As of January 31, 2023, we had nine outstanding third party payment guarantees totaling approximately $0.7 million. The terms of these guarantees are consistent with the underlying customer financing terms. Upon shipment of a machine, the customer assumes the risk of ownership. The customer does not obtain title, however, until the customer has paid for the machine. A retention of title clause allows us to recover the machine if the customer defaults on the financing. We accrue liabilities under these guarantees at fair value, which amounts are insignificant.

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

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Interest on borrowings under our bank credit agreements are tied to prevailing domestic and foreign interest rates. At January 31, 2023, we had no borrowings outstanding under any of our credit facilities.

Foreign Currency Exchange Risk

In the first three months of fiscal year 2023, we derived approximately 60% of our revenues from customers located outside of the Americas, where we invoiced and received payments in several foreign currencies. All of our computerized machine tools and computer control systems, as well as certain proprietary service parts, are sourced by our U.S.-based engineering and manufacturing division and re-invoiced to our foreign sales and service subsidiaries, primarily in their functional currencies.

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

Forward contracts for the sale or purchase of foreign currencies as of January 31, 2023, which are designated as cash flow hedges under FASB guidance related to accounting for derivative instruments and hedging activities, were as follows (in thousands, except weighted average forward rates):

				Contract Amount at
	Notional	Weighted		Forward Rates in
	Amount	Avg.		U.S. Dollars
Forward	in Foreign	Forward		Contract	January 31,
Contracts	Currency	Rate		Date	2023	Maturity Dates
Sale Contracts:
Euro	14,500	1.0681		15,488	15,870	Feb 2023 - Jan 2024
Sterling	4,850	1.2158		5,896	5,994	Feb 2023 - Jan 2024

Purchase Contracts:
New Taiwan Dollar	745,000	29.1551	*	25,553	25,298	Feb 2023 - Jan 2024

* New Taiwan Dollars per U.S. Dollar

Forward contracts for the sale or purchase of foreign currencies as of January 31, 2023, which were entered into to protect against the effects of foreign currency fluctuations on receivables and payables denominated in foreign currencies and are not designated as hedges under FASB guidance, were as follows (in thousands, except weighted average forward rates):

				Contract Amount at
	Notional	Weighted		Forward Rates in
	Amount	Avg.		U.S. Dollars
Forward	in Foreign	Forward		Contract	January 31,
Contracts	Currency	Rate		Date	2023	Maturity Dates
Sale Contracts:
Euro	24,451	1.0576		25,859	26,729	Apr 2023 - Dec 2023
Sterling	1,642	1.2346		2,028	2,028	Apr 2023 - May 2023

Purchase Contracts:
New Taiwan Dollar	887,810	30.5440	*	29,067	29,715	Feb 2023 - Apr 2023

* New Taiwan Dollars per U.S. Dollar

We are also exposed to foreign currency exchange risk related to our investment in net assets in foreign countries. To manage this risk, we have maintained a forward contract with a notional amount of €3.0 million. We designated this forward contract as a hedge of our net investment in Euro-denominated assets. We selected the forward method under FASB guidance related to the accounting for derivative instruments and hedging activities. The forward method requires all changes in the fair value of the contract to be reported as a cumulative translation adjustment in Accumulated other comprehensive income (loss), net of tax, in the same manner as the underlying hedged net assets. This forward contract matures in November 2023. As of January 31, 2023, we had a realized gain of $1.3 million and an unrealized loss of $0.2 million, net of tax, recorded as cumulative translation adjustments in Accumulated other comprehensive income (loss) related to the hedging of our net investment in Euro-denominated assets. Forward contracts for the sale or purchase of foreign currencies as of January 31, 2023, which are designated as net investment hedges under this guidance were as follows (in thousands, except weighted average forward rates):

	Notional	Weighted	Contract Amount at Forward Rates in
	Amount	Avg.	U.S. Dollars
Forward	in Foreign	Forward	Contract	January 31,	Maturity
Contracts	Currency	Rate	Date	2023	Date
Sale Contracts:
Euro	3,000	0.9732	3,083	3,299	Nov 2023

Item 4.    CONTROLS AND PROCEDURES

We conducted an evaluation under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2023, pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of the evaluation date.

There were no changes in our internal control over financial reporting during the three months ended January 31, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.    RISK FACTORS

There have been no material changes from the risk factors disclosed in Part I, Item 1A – Risk Factors in our Annual Report on Form 10-K for the year ended October 31, 2022.

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 6, 2023, we announced a share repurchase program in an aggregate amount of up to $25.0 million. Repurchases under the program may be made in the open market or through privately negotiated transactions from time to time through November 10, 2024, subject to applicable laws, regulations and contractual provisions. The program may be amended, suspended, or discontinued at any time and does not commit us to repurchase any shares of our common stock. Our prior share repurchase program also remains in effect until its expiration on March 10, 2023.  During the first quarter of fiscal 2023, approximately 26,819 shares were repurchased at an aggregate value of approximately $0.7 million.

						Approximate
					Total Number of	Dollar Value of
					Shares	Shares that
					Purchased as	May Yet Be
					Part of Publicly	Purchased
	Total Number		Average Price		Announced	Under Plans or
	of Shares		Paid per		Plans or	Programs
	Purchased		Share		Programs(1)	($ in thousands)(1)
November 2022	865	(2)	$32.75		0	$4,110
December 2022	—		$-		0	$4,110
January 2023	37,904	(2)	$30.78	(3)	26,819	$28,367
Total	38,769				26,819

(1) Includes commissions paid related to our repurchases of shares of common stock.

(2) Includes shares of our common stock that were withheld to satisfy the income tax obligations of recipients of awards of 35,960 restricted shares, net of tax, granted under the 2016 Equity Plan in connection with the vesting of such awards.  The average price paid per share was calculated using the closing sales price of our common stock on the date of vesting for each of the respective shares withheld.

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

3.2 10.1

Amended and Restated By-Laws of the Registrant as amended through March 12, 2021, incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on March 12, 2021.

Fourth Amendment to Credit Agreement, dated as of January 4, 2023, to the Credit Agreement, dated as of December 31, 2018, among Hurco Companies, Inc. and Hurco B.V., as the Borrowers, certain subsidiaries party thereto, as the Guarantors, and Bank of America, N.A., as the Lender, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 6, 2023.

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

101

The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2023, formatted in Inline XBRL: (i) Condensed Consolidated Statements of Operations; (ii) Condensed Consolidated Statements of Comprehensive Income (Loss); (iii) Condensed Consolidated Balance Sheets; (iv) Condensed Consolidated Statements of Cash Flows; (v) Condensed Consolidated Statements of Changes in Shareholders’ Equity; and (vi) Notes to Condensed Consolidated Financial Statements.

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
March 10, 2023