Form 10-Q
period 2023-07-31
HURCO COMPANIES INC
filed 2023-09-08
CIK 315374

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

⌧   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended July 31, 2023 or

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

The number of shares of the Registrant’s common stock outstanding as of August 31, 2023 was 6,462,138.

HURCO COMPANIES, INC.

Form 10-Q Quarterly Report for Fiscal Quarter Ended July 31, 2023

PART I - FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

HURCO COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2023	2022	2023	2022

	(unaudited)		(unaudited)
Sales and service fees	$53,201	$57,640	$161,702	$187,352

Cost of sales and service	39,753	43,241	122,953	140,444

Gross profit	13,448	14,399	38,749	46,908

Selling, general and administrative expenses	12,436	12,647	35,512	36,859

Operating income	1,012	1,752	3,237	10,049

Interest expense	88	9	159	22

Interest income	122	16	259	69

Investment income (loss), net	11	(11)	47	170

Other income (expense), net	(412)	(22)	(131)	(440)

Income before income taxes	645	1,726	3,253	9,826

Provision for income taxes	385	488	1,286	3,024

Net income	$260	$1,238	$1,967	$6,802

Income per common share

Basic	$0.04	$0.19	$0.30	$1.02
Diluted	$0.04	$0.18	$0.30	$1.01

Weighted average common shares outstanding

Basic	6,462	6,567	6,511	6,585
Diluted	6,469	6,629	6,538	6,637

Dividends paid per share	$0.16	$0.15	$0.47	$0.44

The accompanying notes are an integral part of the condensed consolidated financial statements.

HURCO COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2023	2022	2023	2022

	(unaudited)		(unaudited)
Net income	$260	$1,238	$1,967	$6,802

Other comprehensive income (loss):

Translation gain (loss) of foreign currency financial statements	(1,315)	(3,079)	8,346	(12,622)

(Gain) / loss on derivative instruments reclassified into operations, net of tax of $(35), $23, $(75) and $93, respectively	(117)	76	(249)	302

Gain / (loss) on derivative instruments, net of tax of $(128), $30, $(430) and $121, respectively	(429)	95	(1,442)	389

Total other comprehensive income (loss)	(1,861)	(2,908)	6,655	(11,931)

Comprehensive income (loss)	$(1,601)	$(1,670)	$8,622	$(5,129)

The accompanying notes are an integral part of the condensed consolidated financial statements.

HURCO COMPANIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	July 31,	October 31,
	2023	2022
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$41,030	$63,922
Accounts receivable, net	33,281	38,444
Inventories, net	178,423	156,207
Derivative assets	169	2,515
Prepaid and other assets	9,060	6,981
Total current assets	261,963	268,069
Property and equipment:
Land	1,046	868
Building	7,392	7,352
Machinery and equipment	27,940	26,532
Leasehold improvements	4,638	4,351
	41,016	39,103
Less accumulated depreciation and amortization	(33,119)	(30,620)
Total property and equipment, net	7,897	8,483
Non–current assets:
Software development costs, less accumulated amortization	7,085	7,302
Intangible assets, net	1,071	1,246
Operating lease - right of use assets, net	10,921	8,460
Deferred income taxes	4,305	3,442
Investments and other assets, net	9,975	9,235
Total non–current assets	33,357	29,685
Total assets	$303,217	$306,237
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$36,338	$40,707
Customer deposits	5,502	4,839
Derivative liabilities	2,603	3,632
Operating lease liabilities	3,945	3,973
Accrued payroll and employee benefits	8,331	10,751
Accrued income taxes	1,545	2,611
Accrued expenses	4,261	5,397
Accrued warranty expenses	1,318	1,426
Total current liabilities	63,843	73,336
Non–current liabilities:
Deferred income taxes	88	67
Accrued tax liability	1,290	1,281
Operating lease liabilities	7,342	4,814
Deferred credits and other	4,853	4,095
Total non–current liabilities	13,573	10,257
Shareholders’ equity:
Preferred stock: no par value per share, 1,000,000 shares authorized; no shares issued	—	—
Common stock: no par value, $.10 stated value per share, 12,500,000 shares authorized; 6,553,673 and 6,645,352 shares issued and 6,462,138 and 6,566,994 shares outstanding, as of July 31, 2023 and October 31, 2022, respectively	646	657
Additional paid-in capital	61,274	63,635
Retained earnings	178,751	179,877
Accumulated other comprehensive loss	(14,870)	(21,525)
Total shareholders’ equity	225,801	222,644
Total liabilities and shareholders’ equity	$303,217	$306,237

The accompanying notes are an integral part of the condensed consolidated financial statements.

HURCO COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2023	2022	2023	2022

	(unaudited)		(unaudited)
Cash flows from operating activities:
Net income	$260	$1,238	$1,967	$6,802
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Provision for doubtful accounts	(33)	14	29	(179)
Deferred income taxes	(68)	(70)	233	(5)
Equity in (income) loss of affiliates	(117)	(72)	(339)	(462)
Foreign currency (gain) loss	(144)	836	(2,387)	2,018
Unrealized (gain) loss on derivatives	272	152	322	(176)
Depreciation and amortization	1,037	1,049	3,141	2,956
Stock–based compensation	756	791	2,280	2,386
Change in assets and liabilities:
(Increase) decrease in accounts receivable	1,518	(2,154)	7,472	4,408
(Increase) decrease in inventories	(4,150)	(9,518)	(14,621)	(22,194)
(Increase) decrease in prepaid expenses	206	256	(2,450)	5,638
Increase (decrease) in accounts payable	(8,187)	(814)	(5,981)	2,937
Increase (decrease) in customer deposits	(309)	220	404	(1,924)
Increase (decrease) in accrued expenses	(227)	1,195	(2,154)	1,057
Increase (decrease) in accrued payroll and employee benefits	384	667	(2,420)	(1,573)
Increase (decrease) in accrued income tax	(257)	(67)	(1,237)	813
Net change in derivative assets and liabilities	115	104	715	75
Other	(203)	302	(1,156)	(136)
Net cash provided by (used for) operating activities	(9,147)	(5,871)	(16,182)	2,441

Cash flows from investing activities:
Proceeds from sale of property and equipment	—	2	1	103
Purchase of property and equipment	(154)	(320)	(811)	(828)
Software development costs	(191)	(202)	(940)	(800)
Other investments	—	—	273	—
Net cash provided by (used for) investing activities	(345)	(520)	(1,477)	(1,525)

Cash flows from financing activities:
Proceeds from exercise of common stock options	—	—	270	117
Dividends paid	(1,059)	(1,004)	(3,093)	(2,927)
Taxes paid related to net settlement of restricted shares	—	—	(313)	(208)
Stock repurchases	—	—	(4,609)	(2,890)
Net cash provided by (used for) financing activities	(1,059)	(1,004)	(7,745)	(5,908)

Effect of exchange rate changes on cash and cash equivalents	(574)	(1,111)	2,512	(5,535)

Net increase (decrease) in cash and cash equivalents	(11,125)	(8,506)	(22,892)	(10,527)

Cash and cash equivalents at beginning of period	52,155	82,042	63,922	84,063

Cash and cash equivalents at end of period	$41,030	$73,536	$41,030	$73,536

The accompanying notes are an integral part of the condensed consolidated financial statements.

HURCO COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands, except shares outstanding)

	Three Months Ended July 31, 2023 and 2022
					Accumulated
	Common Stock		Additional		Other
	Shares		Paid–in	Retained	Comprehensive
(unaudited)	Outstanding	Amount	Capital	Earnings	Income (Loss)	Total
Balances, April 30, 2022	6,566,994	$657	$62,543	$179,215	$(10,764)	$231,651
Net income (loss)	—	—	—	1,238	—	1,238
Other comprehensive income (loss)	—	—	—	—	(2,908)	(2,908)
Stock–based compensation expense, net of taxes withheld for vested restricted shares	—	—	791	—	—	791
Dividends paid	—	—	—	(1,004)	—	(1,004)
Balances, July 31, 2022	6,566,994	$657	$63,334	$179,449	$(13,672)	$229,768

Balances, April 30, 2023	6,462,138	$646	$60,518	$179,550	$(13,009)	$227,705
Net income (loss)	—	—	—	260	—	260
Other comprehensive income (loss)	—	—	—	—	(1,861)	(1,861)
Stock–based compensation expense, net of taxes withheld for vested restricted shares	—	—	756	—	—	756
Dividends paid	—	—	—	(1,059)	—	(1,059)
Balances, July 31, 2023	6,462,138	$646	$61,274	$178,751	$(14,870)	$225,801

	Nine Months Ended July 31, 2023 and 2022
					Accumulated
	Common Stock		Additional		Other
	Shares		Paid–in	Retained	Comprehensive
	Outstanding	Amount	Capital	Earnings	Income (Loss)	Total
Balances, October 31, 2021	6,617,717	$662	$63,924	$175,574	$(1,741)	$238,419
Net income (loss)	—	—	—	6,802	—	6,802
Other comprehensive income (loss)	—	—	—	—	(11,931)	(11,931)
Stock–based compensation expense, net of taxes withheld for vested restricted shares	33,761	3	2,175	—	—	2,178
Exercise of common stock options	5,437	1	116	—	—	117
Stock repurchases	(89,921)	(9)	(2,881)	—	—	(2,890)
Dividends paid	—	—	—	(2,927)	—	(2,927)
Balances, July 31, 2022	6,566,994	$657	$63,334	$179,449	$(13,672)	$229,768

Balances, October 31, 2022	6,566,994	$657	$63,635	$179,877	$(21,525)	$222,644
Net income (loss)	—	—	—	1,967	—	1,967
Other comprehensive income (loss)	—	—	—	—	6,655	6,655
Stock–based compensation expense, net of taxes withheld for vested restricted shares	49,874	5	1,962	—	—	1,967
Exercise of common stock options	11,559	1	269	—	—	270
Stock repurchases	(166,289)	(17)	(4,592)	—	—	(4,609)
Dividends paid	—	—	—	(3,093)	—	(3,093)
Balances, July 31, 2023	6,462,138	$646	$61,274	$178,751	$(14,870)	$225,801

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

We operate in the industrial equipment industry and have a global footprint that subjects us to various business risks in many different countries. Our operating results during fiscal years 2020 through 2022, and the nine months of fiscal year 2023, were affected by the international business disruption due to the outbreak of COVID-19, vendor delays, transportation issues, unusually high inflation, volatility of foreign currencies, competitive labor markets, and political friction in the U.S., and many other regions of the world.  Because of the potential for extended vulnerability, we have closely evaluated the estimates we have made in preparing the financial statements as of July 31, 2023, with the understanding that these estimates could change in the near term. We will continue to evaluate and disclose any uncertainty associated with key assumptions underlying fair value estimates, trends, and uncertainties that have had, or are reasonably expected to have, a material effect on our consolidated financial position, results of operations, changes in shareholders' equity, and cash flows for and at the end of each interim period.

The condensed consolidated financial information as of July 31, 2023 and for the three and nine months ended July 31, 2023 and July 31, 2022 is unaudited.  However, in our opinion, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary to present fairly our consolidated financial position, results of operations, changes in shareholders’ equity and cash flows for and at the end of the interim periods.  We suggest that you read these Condensed Consolidated Financial Statements in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended October 31, 2022.

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

We had forward contracts outstanding as of July 31, 2023, denominated in Euros, Pounds Sterling and New Taiwan Dollars with set maturity dates ranging from August 2023 through July 2024. The contract amounts, expressed at forward rates in U.S. dollars at July 31, 2023, were $11.6 million for Euros, $5.3 million for Pounds Sterling and $18.3 million for New Taiwan Dollars. At July 31, 2023, we had approximately $1.4 million of loss, net of tax, related to cash flow hedges deferred in Accumulated other comprehensive income (loss). Included in this amount was $0.9 million of unrealized loss, net of tax, related to cash flow hedge instruments that remain subject to currency fluctuation risk. The majority of these deferred gains will be recorded as an adjustment to Cost of sales and service in periods through July 2024, when the corresponding inventory that is the subject of the related hedge contracts is sold, as described above.

We are also exposed to foreign currency exchange risk related to our investment in net assets in foreign countries. To manage this risk, we entered into a forward contract with a notional amount of €3.0 million in November 2022. We designated this forward contract as a hedge of our net investment in Euro denominated assets. We selected the forward method under FASB guidance related to the accounting for derivative instruments and hedging activities. The forward method requires all changes in the fair value of the contract to be reported as a cumulative translation adjustment in Accumulated other comprehensive income (loss), net of tax, in the same manner as the underlying hedged net assets. This forward contract matures in November 2023. As of July 31, 2023, we had a realized gain of $1.3 million and an unrealized loss of $0.2 million, net of tax, recorded as cumulative translation adjustments in Accumulated other comprehensive income (loss) related to this forward contract.

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

We had forward contracts outstanding as of July 31, 2023, denominated in Euros, Pounds Sterling, and New Taiwan Dollars with set maturity dates ranging from August 2023 through January 2024.  The contract amounts, expressed at forward rates in U.S. dollars at July 31, 2023, totaled $53.6 million.

Fair Value of Derivative Instruments

We recognize the fair value of derivative instruments as assets and liabilities on a gross basis on our Condensed Consolidated Balance Sheets. As of July 31, 2023 and October 31, 2022, all derivative instruments were recorded at fair value on our Condensed Consolidated Balance Sheets as follows (in thousands):

	July 31, 2023		October 31, 2022
	Balance Sheet	Fair	Balance Sheet	Fair
Derivatives	Location	Value	Location	Value
Designated as Hedging Instruments:
Foreign exchange forward contracts	Derivative assets	$7	Derivative assets	$2,273
Foreign exchange forward contracts	Derivative liabilities	$1,457	Derivative liabilities	$2,891

Not Designated as Hedging Instruments:
Foreign exchange forward contracts	Derivative assets	$162	Derivative assets	$242
Foreign exchange forward contracts	Derivative liabilities	$1,146	Derivative liabilities	$741

Effect of Derivative Instruments on the Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Changes in Shareholders’ Equity and Condensed Consolidated Statements of Operations

Derivative instruments had the following effects on our Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Changes in Shareholders’ Equity and Condensed Consolidated Statements of Operations, net of tax, during the three months ended July 31, 2023 and 2022 (in thousands):

			Location of Gain	Amount of Gain
	Amount of Gain (Loss)		(Loss) Reclassified	(Loss) Reclassified
	Recognized in Other		from Other	from Other
	Comprehensive		Comprehensive	Comprehensive
Derivatives	Income (Loss)		Income (Loss)	Income (Loss)
	Three Months Ended			Three Months Ended
	July 31,			July 31,
	2023	2022		2023	2022
Designated as Hedging Instruments:
(Effective portion)
Foreign exchange forward contracts – Intercompany sales/purchases	$(429)	$95	Cost of sales and service	$117	$(76)
Foreign exchange forward contract – Net investment	$14	$89

We did not recognize any gains or losses as a result of hedges deemed ineffective for either of the three months ended July 31, 2023 or 2022. We recognized the following gains in our Condensed Consolidated Statements of Operations during the three months ended July 31, 2023 and 2022 on derivative instruments not designated as hedging instruments (in thousands):

	Location of Gain
	(Loss) Recognized	Amount of Gain (Loss)
Derivatives	in Operations	Recognized in Operations
		Three Months Ended
		July 31,
		2023	2022
Not Designated as Hedging Instruments:
Foreign exchange forward contracts	Other income (expense), net	$(1,040)	$1,059

The following table presents the changes in the components of Accumulated other comprehensive income (loss), net of tax, for the three months ended July 31, 2023 (in thousands):

	Foreign Currency	Cash Flow
	Translation	Hedges	Total
Balance, April 30, 2023	$(11,598)	$(1,411)	$(13,009)
Other comprehensive income (loss) before reclassifications	(1,315)	(429)	(1,744)
Reclassifications	—	(117)	(117)
Balance, July 31, 2023	$(12,913)	$(1,957)	$(14,870)

Derivative instruments had the following effects on our Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Changes in Shareholders’ Equity and Condensed Consolidated Statements of Operations, net of tax, during the nine months ended July 31, 2023 and 2022 (in thousands):

			Location of Gain	Amount of Gain
	Amount of Gain (Loss)		(Loss) Reclassified	(Loss) Reclassified
	Recognized in Other		from Other	from Other
	Comprehensive		Comprehensive	Comprehensive
	Income (Loss)		Income (Loss)	Income (Loss)
	Nine Months Ended			Nine Months Ended
	July 31,			July 31,
Derivatives	2023	2022		2023	2022
Designated as Hedging Instruments:
(Effective Portion)
Foreign exchange forward contracts – Intercompany sales/purchases	$(1,442)	$389	Cost of sales and service	$249	$(302)
Foreign exchange forward contract – Net investment	$(210)	$310

We did not recognize any gains or losses as a result of hedges deemed ineffective for either of the nine months ended July 31, 2023 or 2022. We recognized the following gains in our Condensed Consolidated Statements of Operations during the nine months ended July 31, 2023 and 2022 on derivative instruments not designated as hedging instruments (in thousands):

	Location of Gain
	(Loss) Recognized	Amount of Gain (Loss)
Derivatives	in Operations	Recognized in Operations
		Nine Months Ended
		July 31,
Derivatives		2023	2022
Not Designated as Hedging Instruments:
Foreign exchange forward contracts	Other income (expense), net	$(2,504)	$1,838

The following table presents the changes in the components of Accumulated other comprehensive income (loss), net of tax, for the nine months ended July 31, 2023 (in thousands):

	Foreign	Cash
	Currency	Flow
	Translation	Hedges	Total
Balance, October 31, 2022	$(21,259)	$(266)	$(21,525)
Other comprehensive income (loss) before reclassifications	8,346	(1,442)	6,904
Reclassifications	—	(249)	(249)
Balance, July 31, 2023	$(12,913)	$(1,957)	$(14,870)

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

The Compensation Committee of our Board of Directors has the authority to determine the officers, directors and key employees who will be granted awards under the 2016 Equity Plan; designate the number of shares subject to each award; determine the terms and conditions upon which awards will be granted; and prescribe the form and terms of award agreements. We have granted restricted shares and performance units under the 2016 Equity Plan that are currently outstanding.  We have previously granted stock options under the 2008 Equity Plan. No stock option may be exercised more than ten years after the date of grant or such shorter period as the Compensation Committee may determine at the date of grant. The market value of a share of our common stock, for purposes of the 2016 Equity Plan, is the closing sale price as reported by the Nasdaq Global Select Market on the date in question or, if not a trading day, on the last preceding trading date.

A summary of stock option activity for the nine-month period ended July 31, 2023, is as follows:

		Weighted Average
	Stock Options	Exercise Price
Outstanding at October 31, 2022	11,559	$23.30
Options granted	—	—
Options exercised	(11,559)	23.30
Options cancelled	—	—
Outstanding at July 31, 2023	—	$—

As of July 31, 2023, no stock options remained outstanding.

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

A reconciliation of our restricted stock and PSU activity and related information for the nine-month period ended July 31, 2023 is as follows:

		Weighted Average Grant
	Number of Shares	Date Fair Value
Unvested at October 31, 2022	273,103	$32.90
Shares or units granted	146,954	26.40
Shares or units vested	(49,874)	36.23
Shares or units cancelled	(39,916)	40.22
Shares withheld	(11,950)	37.84
Unvested at July 31, 2023	318,317	$28.27

During the nine months of fiscal 2023 and 2022, we recorded approximately $2.3 million and $2.4 million, respectively, of stock-based compensation expense, related to grants under the 2016 Equity Plan. As of July 31, 2023, there was an estimated $4.5 million of total unrecognized stock-based compensation cost that we expect to recognize by the end of the first quarter of fiscal year 2026.

5.    EARNINGS PER SHARE

Per share results have been computed based on the average number of common shares outstanding over the period in question.  The computation of basic and diluted net income per share is determined using net income applicable to common shareholders as the numerator and the number of shares outstanding as the denominator as follows (in thousands, except per share amounts):

	Three Months Ended				Nine Months Ended
	July 31,				July 31,
	2023		2022		2023		2022
	Basic	Diluted	Basic	Diluted	Basic	Diluted	Basic	Diluted
Net income	$260	$260	$1,238	$1,238	$1,967	$1,967	$6,802	$6,802
Undistributed earnings allocated to participating shares	(4)	(4)	(15)	(15)	(27)	(27)	(80)	(80)
Net income applicable to common shareholders	$256	$256	$1,223	$1,223	$1,940	$1,940	$6,722	$6,722

Weighted average shares outstanding	6,462	6,462	6,567	6,567	6,511	6,511	6,585	6,585
Stock options and contingently issuable securities	—	7	—	62	—	27	—	52
	6,462	6,469	6,567	6,629	6,511	6,538	6,585	6,637
Income per share	$0.04	$0.04	$0.19	$0.18	$0.30	$0.30	$1.02	$1.01

6.    ACCOUNTS RECEIVABLE

Accounts receivable are net of allowances for doubtful accounts of $1.5 million as of each of July 31, 2023 and October 31, 2022.

7.    INVENTORIES

Inventories, priced at the lower of cost (first-in, first-out method) or net realizable value, are summarized below (in thousands):

	July 31,	October 31,
	2023	2022
Purchased parts and sub–assemblies	$46,884	$46,796
Work–in–process	19,446	16,539
Finished goods	115,852	96,305
Inventories, gross	$182,182	$159,640
Reserve for purchased parts and sub-assemblies	(3,759)	(3,433)
Inventories, net	$178,423	$156,207

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

We recorded total operating lease expense of $3.9 million and $3.8 million for the nine months ended July 31, 2023 and 2022, respectively, which is classified within Cost of sales and service and Selling, general and administrative expenses within the Condensed Consolidated Statements of Operations.  Operating lease expense includes short-term leases and variable lease payments which are immaterial.  There have been no lease costs capitalized on the Condensed Consolidated Balance Sheets as of July 31, 2023.

The following table summarizes supplemental cash flow information and non-cash activity related to operating leases for the nine months ended July 31, 2023 and 2022 (in thousands):

	Nine Months Ended	Nine Months Ended
	July 31, 2023	July 31, 2022
Operating cash flow information:
Cash paid for amounts included in the measurement of lease liabilities	$3,768	$3,476
Non-cash information:
Right-of-use assets obtained in exchange for new operating lease liabilities	$6,053	$2,593

The following table summarizes the maturities of undiscounted cash flows of lease commitments reconciled to the total lease liability as of July 31, 2023 (in thousands):

Remainder of 2023	$1,241
2024	3,808
2025	2,290
2026	1,415
2027	1,239
2028 and thereafter	2,075
Total	12,068
Less: Imputed interest	(781)
Present value of operating lease liabilities	$11,287

As of July 31, 2023, the weighted-average remaining term of our lease portfolio was approximately 4.2 years and the weighted-average discount rate was approximately 2.9%.

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

10.    GUARANTEES AND PRODUCT WARRANTIES

From time to time, our subsidiaries guarantee third party payment obligations in connection with the sale of machines to customers that use financing. We follow FASB guidance for accounting for guarantees (codified in ASC 460 Guarantees). As of July 31, 2023, we had nine outstanding third party payment guarantees totaling approximately $0.9 million. The terms of these guarantees are consistent with the underlying customer financing terms. Upon shipment of a machine, the customer assumes the risk of ownership. The customer does not obtain title, however, until it has paid for the machine. A retention of title clause allows us to recover the machine if the customer defaults on the financing. We accrue liabilities under these guarantees at fair value, which amounts are insignificant.

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

	Nine Months Ended
	July 31,
	2023	2022
Balance, beginning of period	$1,426	$1,516
Provision for warranties during the period	1,949	2,183
Charges to the reserve	(2,119)	(2,177)
Impact of foreign currency translation	62	(85)
Balance, end of period	$1,318	$1,437

The year-over-year decrease in our warranty reserve was primarily due to a lower volume of machine sales.

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

As a result, as of July 31, 2023, our existing credit facilities consisted of a €1.5 million revolving credit facility in Germany, the 150 million New Taiwan Dollars Taiwan credit facility, the 32.5 million Chinese Yuan China credit facility and the $40.0 million revolving credit facility under the 2018 Credit Agreement.

As of July 31, 2023, there were no borrowings under any of our credit facilities and there was approximately $51.0 million of available borrowing capacity thereunder.  There were also no borrowings under any of our credit facilities as of October 31, 2022.

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

We recorded an income tax expense during the nine months of fiscal year 2023 of $1.3 million compared to an income tax expense of $3.0 million for the same period in 2022. Our effective tax rate for the nine months of fiscal year 2023 was 40%, compared to 31% in the corresponding prior year period. The year-over-year increase in the effective tax rate was primarily due to changes in geographic mix of income and loss that includes jurisdictions with differing tax rates, discrete items related to stock compensation and the impact of valuation allowances for our China operations combined with lower levels of consolidated income before taxes.

Our unrecognized tax benefits were $179,000 as of July 31, 2023, and $171,000 as of October 31, 2022, and in each case included accrued interest.

We recognize accrued interest and penalties related to unrecognized tax benefits as components of income tax expense. As of July 31, 2023, the gross amount of interest accrued, reported in Accrued expenses, was approximately $41,000, which did not include the federal tax benefit of interest deductions.

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

In accordance with this guidance, the following table represents the fair value hierarchy for our financial assets and liabilities measured at fair value as of July 31, 2023 and October 31, 2022 (in thousands):

	Assets		Liabilities
	July 31, 2023	October 31, 2022	July 31, 2023	October 31, 2022
Level 1
Deferred compensation	$2,400	$1,996	$—	$—

Level 2
Derivatives	$169	$2,515	$2,603	$3,632

Included in Level 1 assets are mutual fund investments under a nonqualified deferred compensation plan. We estimate the fair value of these investments on a recurring basis using market prices that are readily available.

Included in Level 2 fair value measurements are derivative assets and liabilities related to gains and losses on foreign currency forward exchange contracts entered into with a third party. We estimate the fair value of these derivatives on a recurring basis using foreign currency exchange rates obtained from active markets. Derivative instruments are reported in the accompanying Condensed Consolidated Financial Statements at fair value. We have derivative financial instruments in the form of foreign currency forward exchange contracts as described in Note 3 of Notes to the Condensed Consolidated Financial Statements. The U.S. dollar equivalent notional amounts of these contracts were $93.0 million and $102.8 million at July 31, 2023 and October 31, 2022, respectively.

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

15.  NEW ACCOUNTING PRONOUNCEMENTS

We reviewed all recently issued accounting pronouncements and concluded they are either not applicable or not expected to have a significant impact on our condensed consolidated financial statements as of July 31, 2023.

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

The market for machine tools is international in scope. We have both significant foreign sales and significant foreign manufacturing operations.  During the nine months of fiscal year 2023, approximately 56% of our revenues were attributable to customers in Europe, where we typically sell more of our higher-performance VMX series machines.  Additionally, approximately 8% of our revenues were attributable to customers in the Asia Pacific region, where we encounter greater pricing pressures.

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

We operate in the industrial equipment industry and have a global footprint that subjects us to various business risks in many different countries. Our operating results during fiscal years 2020 through 2022 and the nine months of fiscal year 2023 were affected by the international business disruption due to the outbreak of COVID-19, vendor delays, transportation issues, unusually high inflation, volatility of foreign currencies, competitive labor markets, and political friction in the U.S and many regions of the world.  We cannot predict the duration or scope of impact of the COVID-19 pandemic, as well as other factors listed above, and the potential impact to our operations and financial results cannot be reasonably estimated.  To date, we have experienced some delays in our supply chain and have not completely ceased operations at any of our global facilities, but have implemented remote working capabilities, as appropriate or otherwise required under local law. We have also implemented adjustments in discretionary spending, delayed capital expenditures, and monitored production activities closely in an effort to weather the adverse business climate. We have also received stimulus in various countries to support operations and implemented tax deferrals and provisions that were available to us. We have seen inflationary pressures and input cost increases imposed in our supply chains on components for our products. We have also seen capacity for transportation and freight services limited significantly by container or vessel availability and delays at departing and receiving ports, all of which have contributed to significantly increased costs and prices associated with the global shipment of our products.

RESULTS OF OPERATIONS

Three Months Ended July 31, 2023 Compared to Three Months Ended July 31, 2022

Sales and Service Fees. Sales and service fees for the third quarter of fiscal year 2023 were $53.2 million, a decrease of $4.4 million, or 8%, compared to the corresponding prior year period, and included a favorable currency impact of $0.6 million, or 1%, when translating foreign sales to U.S. dollars for financial reporting purposes.

Sales and Service Fees by Geographic Region

The following table sets forth net sales and service fees by geographic region for the third quarter ended July 31, 2023 and 2022 (dollars in thousands):

	Three Months Ended
	July 31,
	2023		2022		$ Change	% Change
Americas	$18,272	34%	$23,736	41%	$(5,464)	(23)%
Europe	31,162	59%	28,932	50%	2,230	8%
Asia Pacific	3,767	7%	4,972	9%	(1,205)	(24)%
Total	$53,201	100%	$57,640	100%	$(4,439)	(8)%

Sales in the Americas for the third quarter of fiscal year 2023 decreased by 23%, compared to the corresponding period in fiscal year 2022, primarily due to decreased shipments of Hurco and Milltronics machines, particularly the higher-performance VMX machines.

European sales for the third quarter of fiscal year 2023 increased by 8%, compared to the corresponding period in fiscal year 2022, and included a favorable currency impact of 2%, when translating foreign sales to U.S. dollars for financial reporting purposes. The increase in European sales was primarily attributable to an increased volume of shipments and improved mix of higher-performance Hurco VMX and five-axis machines in Italy and France, increased European sales of Milltronics machines, and increased sales of electro-mechanical components and accessories manufactured by our wholly owned subsidiary, LCM.  Additionally, while the volume of machine sales in the third quarter did not increase year-over-year in the United Kingdom, overall sales in dollars in the U.K. increased due to an improved mix of higher-performance VMX machines.

Asian Pacific sales for the third quarter of fiscal year 2023 decreased by 24%, compared to the corresponding period in fiscal year 2022, and included an unfavorable currency impact of 3%, when translating foreign sales to U.S. dollars for financial reporting purposes. The decrease in Asian Pacific sales primarily resulted from a reduced volume of shipments of Hurco and Takumi machines in China, Southeast Asia, and India.

Sales and Service Fees by Product Category

The following table sets forth net sales and service fees by product category for the third fiscal quarter ended July 31, 2023 and 2022 (dollars in thousands):

	Three Months Ended
	July 31,
	2023		2022		$ Change	% Change
Computerized Machine Tools	$43,189	81%	$48,414	84%	$(5,225)	(11)%
Computer Control Systems and Software †	778	1%	652	1%	126	19%
Service Parts	7,166	14%	6,588	11%	578	9%
Service Fees	2,068	4%	1,986	4%	82	4%
Total	$53,201	100%	$57,640	100%	$(4,439)	(8)%

† Amounts shown do not include computer control systems and software sold as an integrated component of computerized machine tools.

Sales of computerized machine tools for the third quarter of fiscal year 2023 decreased by 11%, compared to the corresponding prior year period, primarily due to a decreased volume of shipments of Hurco and Milltronics machines in the Americas, Hurco and Takumi machines in Asia Pacific and Hurco machines in Germany.  Sales of computer control systems and software for the third quarter of fiscal year 2023 increased by 19%, compared to the corresponding prior year period, due mainly to increased aftermarket software sales in the Americas and France.  Sales of service parts and services fees for the third quarter of fiscal year 2023 increased by 9% and 4%, respectively, compared to the corresponding prior year period, primarily due to increased aftermarket sales and service of Hurco and ProCobots products in Europe. Sales for all product categories included an aggregate favorable currency impact of 1%, when translating foreign sales to U.S. dollars for financial reporting purposes.

Orders.  Orders for the third quarter of fiscal year 2023 were $42.1 million, a decrease of $10.8 million, or 20%, compared to the corresponding period in fiscal year 2022, and included a favorable currency impact of $1.1 million, or 2%, when translating foreign orders to U.S. dollars.

The following table sets forth new orders booked by geographic region for the third fiscal quarter ended July 31, 2023 and 2022 (dollars in thousands):

	Three Months Ended
	July 31,
	2023		2022		$ Change	% Change
Americas	$14,607	35%	$21,652	41%	$(7,045)	(33)%
Europe	24,752	59%	26,429	50%	(1,677)	(6)%
Asia Pacific	2,723	6%	4,801	9%	(2,078)	(43)%
Total	$42,082	100%	$52,882	100%	$(10,800)	(20)%

Orders in the Americas for the third quarter of fiscal year 2023 decreased by 33%, compared to the corresponding period in fiscal year 2022. The decrease in orders was primarily due to decreased customer demand for Hurco and Milltronics machines, particularly higher-performance VMX and five-axis machines.

European orders for the third quarter of fiscal year 2023 decreased by 6%, compared to the corresponding prior year period, and included a favorable currency impact of 4%, when translating foreign orders to U.S. dollars. The decrease in orders was driven primarily by decreased customer demand for Hurco machines in Germany and Italy, partially offset by increased customer demand for Hurco machines in France, Milltronics machines in Europe and electro-mechanical components and accessories manufactured by LCM. Additionally, while the volume of machine orders in the third quarter of fiscal 2023 did not increase year-over-year in the United Kingdom, overall orders in dollars in the U.K. increased due to an improved mix of higher-performance VMX and five-axis machines.

Asian Pacific orders for the third quarter of fiscal year 2023 decreased by 43%, compared to the corresponding prior year period, and included an unfavorable currency impact of less than 1%, when translating foreign orders to U.S. dollars. The reduction in Asian Pacific orders was driven primarily by a decrease in customer demand for Hurco and Takumi machines in China, India, and Southeast Asia.

Gross Profit. Gross profit for the third quarter of fiscal year 2023 was $13.4 million, or 25% of sales, compared to $14.4 million, or 25% of sales, for the corresponding prior year period. The year-over-year decrease in gross profit was primarily due to the lower volume of sales of vertical milling machines and the negative impact of fixed costs on lower sales and production volumes. Gross profit as a percentage of sales for the third quarter of fiscal 2023 was relatively unchanged year-over year despite the reduced volume as sales reflected an increased mix of higher-performance VMX and five-axis machines sold in Europe.

Operating Expenses. Selling, general, and administrative expenses for the third quarter of fiscal year 2023 were $12.4 million, or 23% of sales, compared to $12.6 million, or 22% of sales, in the corresponding fiscal year 2022 period, and included an unfavorable currency impact of $0.1 million, when translating foreign expenses to U.S. dollars for financial reporting purposes. The year-over-year decrease in selling, general and administrative expenses in absolute dollar terms was primarily attributable to lower costs related to marketing and tradeshow expenses, and employee support costs for the global operations.

Operating Income. Operating income for the third quarter of fiscal year 2023 was $1.0 million, compared to $3.2 million for the corresponding period in fiscal year 2022.  The decrease in operating income was primarily due to lower volume of sales of vertical milling machines and the negative impact of fixed costs on lower sales and production volumes

Other Income (Expense), Net.  Other income (expense), net for the third quarter of fiscal year 2023 decreased by $0.4 million compared to the corresponding period in fiscal year 2022, due mainly to an increase in foreign currency exchange loss in the third fiscal quarter of fiscal year 2023 compared to the same period in fiscal year 2022.

Income Taxes. The effective tax rate for the third quarter of fiscal year 2023 was 60%, compared to 28% in the corresponding prior year period. The year-over-year increase in the effective tax rate was primarily due to changes in geographic mix of income and loss that includes jurisdictions with differing tax rates and the impact of valuation allowances for our China operations combined with lower levels of consolidated income before taxes.

Nine Months Ended July 31, 2023 Compared to Nine Months Ended July 31, 2022

Sales and Service Fees.  Sales and service fees for the nine months of fiscal year 2023 were $161.7 million, a decrease of $25.7 million, or 14%, compared to the corresponding prior year period, and included an unfavorable currency impact of $4.1 million, or 2%, when translating foreign sales to U.S. dollars for financial reporting purposes.

Sales and Service Fees by Geographic Region

The following table sets forth net sales and service fees by geographic region for the nine months ended July 31, 2023 and 2022 (dollars in thousands):

	Nine Months Ended
	July 31,
	2023		2022		$ Change	% Change
Americas	$58,609	36%	$70,154	38%	$(11,545)	(16)%
Europe	89,745	56%	93,932	50%	(4,187)	(4)%
Asia Pacific	13,348	8%	23,266	12%	(9,918)	(43)%
Total	$161,702	100%	$187,352	100%	$(25,650)	(14)%

Sales in the Americas for the nine months of fiscal year 2023 decreased by 16%, compared to the corresponding period in fiscal year 2022, primarily due to decreased shipments of Hurco and Milltronics machines, particularly the higher-performance VMX machines.

European sales for the nine months of fiscal year 2023 decreased by 4%, compared to the corresponding period in fiscal year 2022, and included an unfavorable currency impact of 3%, when translating foreign sales to U.S. dollars for financial reporting purposes. The year-over-year decrease in European sales was primarily attributable to a decreased volume of shipments of Hurco machines in Germany, France, and Italy, partially offset by increased sales of higher-performance Hurco VMX machines in the United Kingdom, increased European sales of Milltronics machines, and increased sales of electro-mechanical components and accessories manufactured by LCM.

Asian Pacific sales for the nine months of fiscal year 2023 decreased by 43%, compared to the corresponding period in fiscal year 2022, and included an unfavorable currency impact of 4%, when translating foreign sales to U.S. dollars for financial reporting purposes. The decrease in Asian Pacific sales primarily resulted from a reduced volume of shipments of Hurco and Takumi machines in China, Southeast Asia, and India.

Sales and Service Fees by Product Category

The following table sets forth net sales and service fees by product category for the nine months ended July 31, 2023 and 2022 (dollars in thousands):

	Nine Months Ended
	July 31,
	2023		2022		$ Change	% Change
Computerized Machine Tools	$132,535	82%	$158,774	85%	$(26,239)	(17)%
Computer Control Systems and Software †	1,916	1%	2,017	1%	(101)	(5)%
Service Parts	21,101	13%	20,496	11%	605	3%
Service Fees	6,150	4%	6,065	3%	85	1%
Total	$161,702	100%	$187,352	100%	$(25,650)	(14)%

† Amounts shown do not include computer control systems and software sold as an integrated component of computerized machine tools.

Sales of computerized machine tools for the nine months of fiscal year 2023 decreased by 17%, compared to the corresponding prior year period, primarily due to decreased volume of shipments of Hurco and Milltronics machines in the Americas, Hurco and Takumi machines in Asia Pacific and Hurco machines in Germany, France and Italy.  Sales of computer control systems and software for the nine months of fiscal year 2023 decreased by 5%, compared to the corresponding prior year period, due mainly to decreased aftermarket software sales in Europe and Southeast Asia.  Sales of service parts for the nine months of fiscal year 2023 increased by 3%, compared to the corresponding prior year period, primarily due to increased aftermarket sales of Hurco and ProCobots products in the United Kingdom and Milltronics and ProCobots products in the Americas. Sales for all product categories included an aggregate unfavorable currency impact of 2%, when translating foreign sales to U.S. dollars for financial reporting purposes.

Orders.  Orders for the nine months of fiscal year 2023 were $155.5 million, a decrease of $27.1 million, or 15%, compared to the corresponding period in fiscal year 2022, and included an unfavorable currency impact of $4.0 million, or 2%, when translating foreign orders to U.S. dollars.

The following table sets forth new orders booked by geographic region for the nine months ended July 31, 2023 and 2022 (dollars in thousands):

	Nine Months Ended
	July 31,
	2023		2022		$ Change	% Change
Americas	$56,548	37%	$68,189	37%	$(11,641)	(17)%
Europe	87,632	56%	94,964	52%	(7,332)	(8)%
Asia Pacific	11,355	7%	19,442	11%	(8,087)	(42)%
Total	$155,535	100%	$182,595	100%	$(27,060)	(15)%

Orders in the Americas for the nine months of fiscal year 2023 decreased by 17%, compared to the corresponding period in fiscal year 2022. The decrease in orders was primarily due to decreased customer demand for Hurco and Milltronics machines, particularly higher-performance VMX and five-axis machines.

European orders for the nine months of fiscal year 2023 decreased by 8%, compared to the corresponding prior year period, and included an unfavorable currency impact of 4%, when translating foreign orders to U.S. dollars. The decrease in orders was driven primarily by decreased customer demand for Hurco machines in Germany and France, partially offset by increased customer demand for higher-performance Hurco VMX machines in the United Kingdom and Italy, and for electro-mechanical components and accessories manufactured by LCM.

Asian Pacific orders for the nine months of fiscal year 2023 decreased by 42%, compared to the corresponding prior year period, and included an unfavorable currency impact of 3%, when translating foreign orders to U.S. dollars. The reduction in Asian Pacific orders was driven primarily by a decrease in customer demand for Hurco and Takumi machines in China, India, and Southeast Asia.

Gross Profit.  Gross profit for the nine months of fiscal year 2023 was $38.7 million, or 24% of sales, compared to $46.9 million, or 25% of sales, for the corresponding prior year period.  The year-over-year decrease in gross profit was primarily due to the lower volume of sales of vertical milling machines and the negative impact of fixed costs on lower sales and production volumes. Gross profit as a percentage of sales for the nine months of fiscal 2023 was relatively unchanged year-over year despite the reduced volume as sales reflected an increased mix of higher-performance VMX and five-axis machines sold in Europe.

Operating Expenses. Selling, general, and administrative expenses for the nine months of fiscal year 2023 were $35.5 million, or 22% of sales, compared to $36.9 million, or 20% of sales, in the corresponding fiscal year 2022 period, and included a favorable currency impact of $0.7 million, when translating foreign expenses to U.S. dollars for financial reporting purposes. The year-over-year decrease in selling, general and administrative expenses in absolute dollar terms was primarily attributable to lower costs related to sales commissions, marketing and tradeshow expenses, and employee support costs for the global operations.

Operating Income. Operating income for the nine months of fiscal year 2023 was $3.2 million, compared to $10.0 million for the corresponding period in fiscal year 2022.  The decrease in operating income was primarily due to the lower volume of sales of vertical milling machines and the negative impact of fixed costs on lower sales and production volumes.

Other Income (Expense), Net.  Other income (expense), net for the nine months of fiscal year 2023 increased by $0.3 million compared to the corresponding period in fiscal year 2022, due mainly to a reduction in foreign currency exchange loss in the nine months of fiscal year 2023 compared to the same period in fiscal year 2022.

Income Taxes. The effective tax rate for the nine months of fiscal year 2023 was 40%, compared to 31% in the corresponding prior year period. The year-over-year increase in the effective tax rate was primarily due to changes in geographic mix of income and loss that includes jurisdictions with differing tax rates, discrete items related to stock compensation and the impact of valuation allowances for our China operations combined with lower levels of consolidated income before taxes.

LIQUIDITY AND CAPITAL RESOURCES

At July 31, 2023, we had cash and cash equivalents of $41.0 million, compared to $63.9 million at October 31, 2022.  Approximately 21% of the $41.0 million of cash and cash equivalents was denominated in U.S. dollars.  The balance was attributable to our foreign operations and is held in the local currencies of our various foreign entities, subject to fluctuations in currency exchange rates. We do not believe that the indefinite reinvestment of these funds offshore impairs our ability to meet our domestic working capital needs.

Working capital was $198.1 million at July 31, 2023, compared to $194.7 million at October 31, 2022. The increase in working capital was primarily driven by increases in inventories, net and prepaid and other assets and decreases in accounts payable and accrued payroll and employee benefits, partially offset by decreases in cash and cash equivalents and accounts receivable, net.

Capital expenditures of $1.8 million during the nine months of fiscal year 2023 were primarily for capital improvements in existing facilities and software development costs.  We funded these expenditures with cash on hand.

On January 6, 2023, we announced a share repurchase program in an aggregate amount of up to $25.0 million. Repurchases under the program may be made in the open market or through privately negotiated transactions from time to time through November 10, 2024, subject to applicable laws, regulations, and contractual provisions. The program may be amended, suspended, or discontinued at any time and does not commit us to repurchase any shares of our common stock. During the nine months of fiscal year 2023, approximately 67,513 shares were repurchased at an aggregate value of approximately $1.8 million under that program, resulting in $23.2 million remaining available under the program as of July 31, 2023.

Our prior $7.0 million share repurchase program also remained in effect until its scheduled expiration on March 10, 2023  During the nine months of fiscal year 2023, approximately 98,776 shares were repurchased at an aggregate value of approximately $2.8 million under that program. Aggregate repurchases under all programs during the nine months of fiscal year 2023 were approximately $4.6 million.

In addition, during the nine months ended July 31, 2023, we paid cash dividends to our shareholders of $3.1 million. Future dividends are subject to approval of our Board of Directors and will depend upon many factors, including our results of operations, financial condition, capital requirements, regulatory and contractual restrictions, our business strategy and other factors deemed relevant by our Board of Directors from time to time.

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

As of July 31, 2023, our existing credit facilities consisted of a €1.5 million revolving credit facility in Germany, the 150 million New Taiwan Dollars Taiwan credit facility, the 32.5 million Chinese Yuan China credit facility and the $40.0 million revolving credit facility under the 2018 Credit Agreement.  We had no debt or borrowings under any of our credit facilities at July 31, 2023.

At July 31, 2023, we had an aggregate of approximately $51.0 million available for borrowing under our credit facilities and were in compliance with all covenants relating thereto.

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

CRITICAL ACCOUNTING ESTIMATES

Our MD&A is based upon our condensed consolidated financial statements, which have been prepared in accordance with U.S. Generally Accepted Accounting Principles. The preparation of financial statements in conformity with those accounting principles requires us to make judgments and estimates that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Those judgments and estimates have a significant effect on the financial statements because they result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Actual results could differ from those estimates. Our critical accounting estimates, which are described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2022, are frequently evaluated as our judgment and estimates are based upon historical experience and on various other assumptions that we believe to be reasonable under the circumstances. During the nine months of fiscal year 2023, there were no material changes to our critical accounting estimates as described in the MD&A included in our Annual Report on Form 10-K for the year ended October 31, 2022.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

There have been no material changes related to our contractual obligations and commitments from the information provided in our Annual Report on Form 10-K for the fiscal year ended October 31, 2022.

OFF BALANCE SHEET ARRANGEMENTS

From time to time, our subsidiaries guarantee third party payment obligations in connection with the sale of machines to customers that use financing. We follow FASB guidance for accounting for guarantees (codified in ASC 460). As of July 31, 2023, we had nine outstanding third party payment guarantees totaling approximately $0.9 million. The terms of these guarantees are consistent with the underlying customer financing terms. Upon shipment of a machine, the customer assumes the risk of ownership. The customer does not obtain title, however, until the customer has paid for the machine. A retention of title clause allows us to recover the machine if the customer defaults on the financing. We accrue liabilities under these guarantees at fair value, which amounts are insignificant.

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

•Uncertainty concerning our ability to use tax loss carryforwards;

•Changes in the SOFR rate; and

•

The impact of the COVID -19 pandemic and other public health epidemics and pandemics on the global economy, our business and operations, our employees and the business, operations and economies of our customers and suppliers.

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

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Interest on borrowings under our bank credit agreements are tied to prevailing domestic and foreign interest rates. At July 31, 2023, we had no borrowings outstanding under any of our credit facilities.

Foreign Currency Exchange Risk

In the nine months of fiscal year 2023, we derived approximately 64% of our revenues from customers located outside of the Americas, where we invoiced and received payments in several foreign currencies. All of our computerized machine tools and computer control systems, as well as certain proprietary service parts, are sourced by our U.S.-based engineering and manufacturing division and re-invoiced to our foreign sales and service subsidiaries, primarily in their functional currencies.

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

Forward contracts for the sale or purchase of foreign currencies as of July 31, 2023, which are designated as cash flow hedges under FASB guidance related to accounting for derivative instruments and hedging activities, were as follows (in thousands, except weighted average forward rates):

				Contract Amount at
	Notional	Weighted		Forward Rates in
	Amount	Avg.		U.S. Dollars
Forward	in Foreign	Forward		Contract	July 31,
Contracts	Currency	Rate		Date	2023	Maturity Dates
Sale Contracts:
Euro	10,500	1.0888		11,432	11,643	Aug 2023 - Jul 2024
Sterling	4,100	1.2210		5,006	5,267	Aug 2023 - Jul 2024

Purchase Contracts:
New Taiwan Dollar	565,000	29.6782	*	19,038	18,291	Aug 2023 - Jul 2024

* New Taiwan Dollars per U.S. dollar

Forward contracts for the sale or purchase of foreign currencies as of July 31, 2023, which were entered into to protect against the effects of foreign currency fluctuations on receivables and payables denominated in foreign currencies and are not designated as hedges under FASB guidance, were as follows (in thousands, except weighted average forward rates):

				Contract Amount at
	Notional	Weighted		Forward Rates in
	Amount	Avg.		U.S. Dollars
Forward	in Foreign	Forward		Contract	July 31,
Contracts	Currency	Rate		Date	2023	Maturity Dates
Sale Contracts:
Euro	16,296	1.0998		17,922	18,024	Aug 2023 - Jan 2024
Sterling	815	1.2929		1,053	1,048	Aug 2023

Purchase Contracts:
New Taiwan Dollar	1,080,500	30.4941	*	35,433	34,514	Aug 2023 - Sep 2023

* New Taiwan Dollars per U.S. dollar

We are also exposed to foreign currency exchange risk related to our investment in net assets in foreign countries. To manage this risk, we have maintained a forward contract with a notional amount of €3.0 million. We designated this forward contract as a hedge of our net investment in Euro-denominated assets. We selected the forward method under FASB guidance related to the accounting for derivative instruments and hedging activities. The forward method requires all changes in the fair value of the contract to be reported as a cumulative translation adjustment in Accumulated other comprehensive income (loss), net of tax, in the same manner as the underlying hedged net assets. This forward contract matures in November 2023. As of July 31, 2023, we had a realized gain of $1.3 million and an unrealized loss of $0.2 million, net of tax, recorded as cumulative translation adjustments in Accumulated other comprehensive income (loss) related to the hedging of our net investment in Euro-denominated assets. Forward contracts for the sale or purchase of foreign currencies as of July 31, 2023, which are designated as net investment hedges under this guidance were as follows (in thousands, except weighted average forward rates):

	Notional	Weighted	Contract Amount at Forward Rates in
	Amount	Avg.	U.S. Dollars
Forward	in Foreign	Forward	Contract	July 31,	Maturity
Contracts	Currency	Rate	Date	2023	Date
Sale Contracts:
Euro	3,000	1.0275	3,083	3,314	Nov 2023

Item 4.    CONTROLS AND PROCEDURES

We conducted an evaluation under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2023, pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of the evaluation date.

There were no changes in our internal control over financial reporting during the three months ended July 31, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We did not repurchase any shares of our common stock in the third quarter of fiscal 2023.

Item 5.    OTHER INFORMATION

During the period covered by this report, the Audit Committee of our Board of Directors engaged our independent registered public accounting firm to perform non-audit, tax planning services. This disclosure is made pursuant to Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002.

During the three months ended July 31, 2023, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any non-Rule 10b5-1 trading arrangement (as defined in the Security Exchange Commission’s rules).

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

101

The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2023, formatted in Inline XBRL: (i) Condensed Consolidated Statements of Operations; (ii) Condensed Consolidated Statements of Comprehensive Income (Loss); (iii) Condensed Consolidated Balance Sheets; (iv) Condensed Consolidated Statements of Cash Flows; (v) Condensed Consolidated Statements of Changes in Shareholders’ Equity; and (vi) Notes to Condensed Consolidated Financial Statements.

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
September 8, 2023