Form 10-K
period 2023-10-31
HURCO COMPANIES INC
filed 2024-01-05
CIK 315374

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended October 31, 2023 or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to _________

Commission File No. 0-9143

HURCO COMPANIES, INC.

(Exact name of registrant as specified in its charter)

Indiana	35-1150732
(State or other jurisdiction of	(I.R.S. Employer Identification Number)
incorporation or organization)

One Technology Way
Indianapolis, Indiana	46268
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code (317) 293–5309

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, no par value	HURC	The Nasdaq Stock Market LLC

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

◻    Large accelerated filer⌧  Accelerated filer◻    Non–accelerated filer⌧   Smaller reporting company☐    Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ⌧

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Act).

Yes ☐ No ⌧

The aggregate market value of the registrant’s voting stock held by non–affiliates as of April 28, 2023 (the last business day of our most recently completed second quarter) was $144,946,000.

The number of shares of the registrant’s common stock outstanding as of December 31, 2023 was 6,471,850.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the registrant’s Proxy Statement for its 2024 Annual Meeting of Shareholders (Part III).

Forward-Looking Statements

This report contains certain statements that are forward-looking statements within the meaning of federal securities laws. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. When used in this report, the words “may”, “will”, “should”, “would”, “could”, “anticipate”, “expect”, “plan”, “seek”, “believe”, “predict”, “estimate”, “potential”, “project”, “target”, “forecast”, “intend”, “strategy”, “future”, “opportunity”, “assume”, “guide”, and similar expressions are intended to identify forward-looking statements. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties include, among others, the cyclical nature of the machine tool industry; uncertain economic conditions, which may adversely affect overall demand, in the Americas, Europe and Asia Pacific markets; the risks of our international operations; governmental actions, initiatives and regulations, including import and export restrictions, duties and tariffs and changes to tax laws; the effects of changes in currency exchange rates; competition with larger companies that have greater financial resources; our dependence on new product development; the need and/or ability to protect our intellectual property assets; the limited number of our manufacturing and supply chain sources; increases in the prices of raw materials, especially steel and iron products; the effect of the loss of members of senior management and key personnel; our ability to integrate acquisitions; acquisitions that could disrupt our operations and affect operating results; failure to comply with data privacy and security regulations; breaches of our network and system security measures; possible obsolescence of our technology and the need to make technological advances; impairment of our assets; negative or unforeseen tax consequences; uncertainty concerning our ability to use tax loss carryforwards; changes in the SOFR rate; the impact of the COVID-19 pandemic and other public health epidemics and pandemics on the global economy, our business and operations, our employees and the business, operations and economies of our customers and suppliers; and the risks and other important factors under the heading “Risk Factors” in Part I, Item 1A of this report. You should understand that it is not possible to predict or identify all factors that could cause actual results to differ materially from forward-looking statements. Consequently, you should not consider any list or discussion of such factors to be a complete set of all potential risks or uncertainties. Readers of this report are cautioned not to place undue reliance on these forward-looking statements. While we believe the assumptions on which the forward-looking statements are based are reasonable, there can be no assurance that these forward-looking statements will prove to be accurate. This cautionary statement is applicable to all forward-looking statements contained in this report. We expressly disclaim any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our Form 10-Q, 8-K and 10-K reports and our other filings with the Securities and Exchange Commission (“SEC”).

PART I

Item 1.BUSINESS

General

Hurco Companies, Inc. is an international, industrial technology company.  We design, manufacture, and sell computerized (i.e., Computer Numeric Control (“CNC”)) machine tools, consisting primarily of vertical machining centers (mills) and turning centers (lathes), to companies in the metal cutting industry through a worldwide sales, service, and distribution network.  Although the majority of our computer control systems and software products are proprietary, they predominantly use industry standard personal computer components. Our computer control systems and software products are primarily sold as integral components of our computerized machine tool products.  We also provide machine tool components, automation integration equipment and solutions for job shops, software options, control upgrades, accessories, and replacement parts for our products, as well as customer service, training, and applications support.  As used in this report, the words “we”, “us”, “our”, “Hurco” and the “Company” refer to Hurco Companies, Inc., and its consolidated subsidiaries.

Since our founding in 1968, we have been a leader in the introduction of interactive computer control systems that automate manufacturing processes and improve productivity in the metal parts manufacturing industry. We pioneered the application of microprocessor technology and conversational programming software for use in machine tools.  Our Hurco brand computer control systems can be operated by both skilled and unskilled machine tool operators, and yet are capable of instructing a machine to perform complex tasks.  The combination of microprocessor technology and patented interactive, conversational programming software in our proprietary computer control systems enables operators on the production floor to create a program quickly and easily to machine a particular part from a blueprint or computer aided design file, and immediately begin machining that part.

Our executive offices and principal design and engineering operations are headquartered in Indianapolis, Indiana, U.S.  We have sales, application engineering, and service subsidiaries in China, the Czech Republic, France, Germany, India, Italy, the Netherlands, Poland, Singapore, Taiwan, the United Kingdom, and the U.S. We have manufacturing and assembly operations in Taiwan, the U.S., Italy, and China, and distribution facilities in the U.S., the Netherlands, and Taiwan.

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

During fiscal year 2023, our sales and service fees were $227.8 million, a decrease of $23.0 million, or 9%, compared to fiscal year 2022 and included an unfavorable currency impact of $2.4 million, or 1%, when translating foreign sales to U.S. dollars for financial reporting purposes.  Sales decreased year-over-year due primarily to a decreased volume of shipments of higher-performance Hurco, Takumi, and Milltronics machines across Europe, Asia Pacific, and the Americas. For fiscal year 2023, we reported net income of $4.4 million, or $0.66 per diluted share, compared to net income of $8.2 million, or $1.23 per diluted share, for fiscal year 2022.

Industry

Machine tool products are considered capital goods, which makes them part of an industry that has historically been highly cyclical.

Industry association data for the U.S. machine tool market is available, and that market accounts for approximately 13% of worldwide consumption.  Reports available for the U.S. machine tool market include:

•	Global Machine Tool Outlook – generated by Oxford Economics;
•	United States Machine Tool Consumption – generated by the Association for Manufacturing Technology, this report includes metal cutting machines of all types and sizes, including segments in which we do not compete;
•	Purchasing Manager’s Index – developed by the Institute for Supply Management, this report includes activity levels in U.S. manufacturing plants that purchase machine tools; and
•	Capacity Utilization of Manufacturing Companies – issued by the Federal Reserve Board.

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

The following table sets forth the contribution of each of our product groups and services to our total revenues during each of the past three fiscal years (in thousands):

Net Sales and Service Fees by Product Category

	Year Ended October 31,
	2023		2022		2021
Computerized Machine Tools	$188,335	83%	$211,804	85%	$198,602	85%
Computer Control Systems and Software †	2,805	1%	2,634	1%	2,528	1%
Service Parts	28,439	12%	28,219	11%	26,425	11%
Service Fees	8,228	4%	8,157	3%	7,640	3%
Total	$227,807	100%	$250,814	100%	$235,195	100%

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

___________________

† Windows® is a registered trademark of Microsoft Corporation in the United States and other countries.

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

Product Development

Since Hurco is the technology and innovation brand of our corporate portfolio, we have focused our attention on product enhancements of existing models in an effort to align the Hurco brand with the newest engineering innovations and components available to compete with other premium brands in the marketplace. Examples of product enhancements completed in fiscal year 2023 include new HSK spindles for our entry level high-speed VM10HSi 3-axis and VM10UHSi 5-axis machines.  We also made background enhancements to our WinMax® software, focusing on bolstering reliability and optimizing resource management.  These improvements are designed to ensure a smoother user experience without interrupting workflow. These efforts collectively enhance software performance and efficiency, providing a more dependable and responsive experience while using WinMax®.

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

TRQ/TRM Product Line

Products with the TRQ or TRM designation are part of the tool room bed mill category, which are machines that are available without an enclosure (also referred to as open bed machines), that provide easy access to the worktable.  Typical applications for these machines include general machining, job shops, prototype, or maintenance and repair.  Available with quill-head or rigid-head designs, there are six models in four sizes with X-axis travels of 30, 40, 60 and 78 inches.  The 60-inch model is also available with a high-torque option.

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

Product Development

In fiscal year 2023, Milltronics introduced the new Inspire CNC control, leveraging patented Hurco intellectual property to enhance cutting precision and surface finish on Milltronics machine tools.  Features like rapid retract, leadscrew compensation, and squareness compensation enable customers to maximize their Milltronics machine tool's performance, while the Inspire control offers users a familiar user interface for seamless interaction with the machine.

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

The Takumi portfolio consists of the following product lines:

PV Series

The PV Series are entry-level vertical machining centers yet feature high-performance direct drive spindles and robust roller way technology.  PV machines are available in two sizes with X-axis travels of either 26 or 41 inches.  They are designed for general purpose and job shop applications.

VC Series

The VC Series vertical machining centers are fast, three-axis linear guide machining centers designed for customers doing a variety of different parts, including die and mold, medical, automotive, and job shops. The VC machines are available in four sizes with X-axis travels of 34, 42, 50, and 60 inches.  An extended Y-axis travel version of the 42-inch model is offered for mold shops making square mold bases.

________________________

* Fanuc® is a registered trademark of GE Fanuc Automation Americas, Inc.  Siemens® is a registered trademark of Siemens AG. Mitsubishi® is a registered trademark of Mitsubishi Electric Corporation.  Heidenhain® is a registered trademark of HEIDENHAIN CORPORATION, a wholly-owned subsidiary of the German company DR. JOHANNES HEIDENHAIN GmbH.

V Series

The V Series vertical machining centers are heavy-duty, box-way machines built for tough applications such as roughing cast iron.  These three-axis, massive machines feature belt or geared spindles to provide maximum torque.  The V Series product line includes eight models with X-axis travels of 39, 43, 47, 60, 70, 78, 86, and 126 inches.

H Series

Designed to produce parts that require high precision and superior surface finishes, H Series machines offer an extremely rigid and thermally stable double-column design.  These three-axis models feature high-speed, direct-drive spindles, or built-in HSK spindles, with up to 20,000 rpm, in addition to spindle speed options of 24,000 rpm and 36,000 rpm. The H Series product line consists of 11 models with X-axis travels of 24, 40, 49, 63, 86, 126, 157, and 197 inches, with select models available with extended Y-axis travel and/or high-speed spindles.  These machines are specifically targeted for die and mold and aerospace customers.

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

HMX Series

The HMX Series are high-speed horizontal machining centers that are capable of up to 1G acceleration.  These models include twin pallets to maximize cutting time along with very fast pallet exchange times and rapid traverse rates.  Available in 400, 500, and 630 mm pallet sizes, they can also be fitted with expandable automatic tool changers that hold up to 220 tools.  The HMX500 model is available in either #40 or #50 taper spindles.

SL Lathes

SL slant-bed lathes are turning centers equipped with box ways and designed for heavy cutting to provide superior part finishes. The SL Series includes four models: the SL200 and SL250, both available with ten-inch chucks; the SL300, which has a 12-inch chuck; and the SL450, which has an 18-inch chuck.

Product Development

In fiscal year 2023, Takumi introduced a #50 taper version of the HMX500 horizontal machining center, for applications that require heavy cutting and more power. Additionally, a new 60” X-travel VC1500 was introduced to the marketplace.

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

UltiPocket with Helical Ramp Entry and Insert Pockets automatically calculates the tool path around islands, eliminating the arduous task of plotting these shapes.  Islands can also be rotated, scaled, and repeated.

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

ProCobots CNC Automation

ProCobots provides automation solutions including collaborative robots (cobots), grippers, material handling, and Industry 4.0-capable software and controls.  Designed to be easy to use, safe, and flexible, ProCobots solutions are standardized systems aimed at customers who are in high-mix, low- and medium-volume manufacturing environments.  Products include portable models, such as the ProFeeder Flex and ProFeeder Table, as well as flexible cell solutions, including the ProFeeder and Easy Desk, and higher volume systems including the ProFeeder Compact, ProFeeder X, and ProFeeder XL models.  ProCobots solutions are available for any Hurco, Milltronics, or Takumi machine.

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

Marketing and Distribution

We principally sell our products through approximately 180 independent agents and distributors throughout North and South America (the “Americas”), Europe, and Asia.  Although some distributors carry competitive products, we are the primary line for the majority of our distributors globally.  We also have our own direct sales and service organizations in China, the Czech Republic, France, Germany, India, Italy, the Netherlands, Poland, Singapore, Taiwan, the United Kingdom, and certain parts of the United States, which are among the world’s principal machine tool consuming markets. Our selling divisions in the United States have responsibility for the Americas, which includes Canada, Mexico, Central America, South America, and the U.S.

Approximately 87% of the worldwide demand for computerized machine tools and computer control systems is outside of the U.S.  In fiscal year 2023, approximately 61% of our revenues were derived from customers outside of the Americas.  No single end-user or distributor of our products accounted for more than 5% of our total sales and service fees.  The end-users of our products are precision tool, die and mold manufacturers, independent job shops, specialized short-run production applications within large manufacturing operations, and manufacturing facilities that focus on medium-to-high run production of large batches of a few types of parts instead of small batches of many different parts.  Industries served include aerospace, defense, medical equipment, energy, automotive/transportation, electronics, and computer industries.

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

Human Capital Resources

Hurco is committed to attracting and retaining the brightest and best talent. Therefore, investing, developing, and maintaining human capital is critical to our success. As of October 31, 2023, Hurco had approximately 716 full-time employees, of which approximately 28% were in the Americas and 72% were in other global regions.  As a global industrial technology company, a large number of our employees are engineers or trained trade or technical workers focusing on advanced manufacturing, and many of them hold masters’, doctorate, or equivalent advanced degrees. Hurco emphasizes a number of measures and objectives in managing its human capital assets, including, among others, employee safety and wellness, talent acquisition and retention, employee engagement, development, and training, diversity and inclusion, and compensation and pay equity.  None of our employees are covered by a collective-bargaining agreement.  We have not experienced any employee-generated work stoppages or disruptions, and we consider our employee relations to be satisfactory.

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

Item 1A.RISK FACTORS

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

Material adverse developments in global economic conditions, or the occurrence of certain other world events, could negatively affect demand for our products and harm our business.

Economic uncertainty and business downturns in the U.S., European, and Asian Pacific markets have adversely affected, and may in the future adversely affect, our results of operations and financial condition. Global economic uncertainty has produced, and continues to produce, substantial stress, volatility, illiquidity, and disruption of global credit and other financial markets. Various factors contribute to the uncertain economic environment, including geopolitical tensions, military conflicts, the level and volatility of interest rates, the level of inflation, the continuing effects of the COVID-19 pandemic, an actual recession or fears of a recession, trade policies and tariffs, and political and governmental instability.

Economic uncertainty has and could continue to negatively affect the businesses and purchasing decisions of companies in the industries we serve. Such disruptions present considerable risks to our businesses and operations. As global economic conditions experience stress and negative volatility, or if there is an escalation in regional or global conflicts, or terrorism, we will likely experience reductions in the number of available customers and in capital expenditures by our remaining customers, longer sales cycles, deferral, or delay of purchase commitments for our products and increased price competition, any of which may adversely affect our business, results of operations and liquidity.

Our international operations pose additional risks that may adversely impact sales and earnings.

During fiscal year 2023, approximately 61% of our revenues were derived from sales to customers located outside of the Americas.  In addition, our main manufacturing facilities are located outside of the U.S.  Our international operations are subject to a number of risks, including:

•trade barriers;

•regional economic uncertainty and nationalistic trade strategies;

•differing labor regulation;

•governmental expropriation;

•domestic and foreign customs and tariffs;

•	current and changing regulatory environments affecting the importation and exportation of products and raw materials;

•difficulty in obtaining distribution support;

•difficulty in staffing and managing widespread operations;

•differences in the availability and terms of financing;

•political instability and unrest;

•

negative or unforeseen consequences resulting from the introduction, termination, modification, or renegotiation of international trade agreements or treaties or the imposition of countervailing measures or anti-dumping duties or similar tariffs;

•foreign exchange controls that make it difficult to repatriate earnings and cash;

•changes in tax regulations and rates in foreign countries; and

•

changes in the geopolitical environment, wars, conflicts, or trade barriers or blockades in the European Union and Asia, which may adversely affect business activity and economic conditions globally and could continue to contribute to instability in global financial and foreign exchange markets, as well as disrupt the free movement of goods, services, and people between countries.

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

Our sales to customers located outside of the Americas, which generated approximately 61% of our revenues in fiscal year 2023, are invoiced and received in several foreign currencies, primarily the Euro, Pound Sterling and Chinese Yuan. Therefore, our results of operations and financial condition are affected by fluctuations in exchange rates between these currencies and the U.S. dollar, both for purposes of actual conversion and for financial reporting purposes. In addition, we are exposed to exchange risk associated with our purchases of materials and components for our Taiwan manufacturing operations, which are primarily made in the New Taiwan Dollar and the Euro.  We hedge a portion of our foreign currency exposure with the purchase of forward exchange contracts. These hedge contracts only mitigate the impact of changes in foreign currency exchange rates that occur during the term of the related contract period and carry risks of counterparty failure.  There can be no assurance that our hedges will have their intended effects.

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

Our future success depends, in part, upon our ability to protect our intellectual property.  We rely principally on nondisclosure agreements, other contractual arrangements, trade secret law, trademark registration, and patents to protect our intellectual property. However, these measures may be inadequate to protect our intellectual property from infringement by others or to prevent misappropriation of our proprietary rights.  In addition, the laws of some foreign countries do not protect proprietary rights to the same extent as do U.S. laws. Our inability to protect our proprietary information and enforce our intellectual property rights through infringement proceedings could have a material adverse effect on our business, financial condition, and results of operations.

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

We depend on our wholly owned subsidiaries, HML, NHML, Milltronics, and LCM, to produce our machine tools and electro-mechanical components and accessories in Taiwan, China, the U.S., and Italy, respectively.  We also depend on our 35% owned affiliate, HAL, and other key third-party suppliers to produce our computer control systems and key components, such as motors and drives, for our machine tools. An unplanned interruption in manufacturing or supply, or a significant increase in price from third party suppliers, would have a material adverse effect on our business, results of operations, and financial condition. Such an interruption or increase in price could result from various factors, including a change in the political environment, such as trade wars or tariffs, military conflicts, a natural disaster, such as an earthquake, typhoon, or tsunami, or vulnerabilities in our technology or cyber-attacks against our information systems, such as ransomware attacks. Any interruption in service by one of our key component suppliers, if prolonged, could have a material adverse effect on our business, results of operations and financial condition. In addition, we may not be able to establish additional or replacement suppliers for such components in a reasonable period of time, or on commercially reasonable terms, if at all, which could result in delays or interruptions in our operations, which would adversely affect our business, results of operations and financial condition.

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

•diversion of management’s attention from normal daily operations of the business;

•potential difficulties completing projects associated with in-process research and development;

•	difficulties entering markets in which we have no or limited prior experience, especially when competitors in such markets have stronger market positions;

•initial dependence on unfamiliar supply chains or relatively small supply partners;

•insufficient revenues to offset increased expenses associated with acquisitions; and

•the potential loss of key employees of the acquired companies.

Acquisitions may also cause us to:

•issue common stock that would dilute our current shareholders’ percentage ownership;

•borrow and subject us to increasing interest rates;

•assume or otherwise be subject to liabilities of an acquired company;

•	record goodwill and non-amortizable intangible assets that will be subject to impairment testing on a regular basis and potential periodic impairment charges;

•incur amortization expenses related to certain intangible assets;

•	incur large acquisition and integration costs, immediate write-offs, and restructuring and other related expenses; and

•become subject to litigation.

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

A number of U.S. states have enacted data privacy and security laws and regulations that govern the collection, use, disclosure, transfer, storage, disposal, and protection of sensitive personal information, such as social security numbers, financial information, and other personal information. For example, several U.S. territories and all 50 states now have data breach laws that require timely notification to individual victims, and at times regulators, if a company has experienced the unauthorized access or acquisition of sensitive personal data. Other state laws include the California Consumer Privacy Act (“CCPA”), which gives California residents certain privacy rights in the collection and disclosure of their personal information and requires businesses to make certain disclosures and take certain other acts in furtherance of those rights. Additionally, effective starting January 1, 2023, the California Privacy Rights Act (the “CPRA”) revised and significantly expanded the scope of the CCPA. The CPRA also created a new California data protection agency authorized to implement and enforce the CCPA and the CPRA, which could result in increased privacy and information security regulatory actions. Other states have considered and/or enacted similar privacy laws. We will continue to monitor and assess the impact of these state laws, which may impose substantial penalties for violations, impose significant costs for investigations and compliance, allow private class-action litigation, and carry significant potential liability for our business.

Outside of the U.S., data protection laws, including the U.K. and E.U. General Data Protection Regulation (the “GDPR”), also apply to some of our operations. Legal requirements in these countries relating to the collection, storage, processing and transfer of personal data continue to evolve. The GDPR imposes, among other things, strict obligations and restrictions on the collection and use of U.K. and E.U. personal data, a requirement for prompt notice of data breaches in certain circumstances, a requirement for implementation of certain approved safeguards (such as the use of approved “standard contractual clauses” and the performance of appropriate data transfer impact assessments) for transfers of personal data to other countries that have not been determined by the E.U. or the U.K. to provide adequate data privacy protections, and possible substantial fines for any violations. Brazil, India, South Africa, Japan, China, Israel, Canada, and numerous other countries have introduced and, in some cases, enacted, similar data privacy and cyber and data security laws.

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

Widespread public health emergencies or outbreaks of epidemics, pandemics, or contagious diseases, such as the COVID-19 pandemic, have had, and could in the future have, a material adverse effect on our business, financial condition, and results of operations. The full extent to which a global health crisis, such as COVID-19, will impact our business and operating results will depend on future developments that are highly uncertain and cannot be accurately predicted, including new medical and other information that may emerge as a result and the actions by governmental entities or others to contain it or treat its impact.

The impacts of a potential resurgence of COVID-19 or other severe global health crisis could pose the risk that we or our employees, suppliers, customers and others may be restricted or prevented from conducting business activities for indefinite or intermittent periods of time, including as a result of employee health and safety concerns, shutdowns, shelter in place orders, travel restrictions and other actions and restrictions that may be prudent or required by governmental authorities.

We, our suppliers, and our customers had modified our business practices for the continued health and safety of our employees during the outbreak of COVID-19.  If a resurgence of COVID-19 or other severe global health crisis occurs, it could disrupt our ability to deliver and/or install machines, our procurement of supplies for our operations, and our customers’ purchasing behavior or decisions, including reduced demand for our products that could continue for an extended period of time.

Any or all of the foregoing in jurisdictions where we or our customers, suppliers, or business partners are located have had and could in the future have a material adverse effect on our business, results of operations, cash flows, and financial condition. In addition, fluctuations in demand and other implications associated with the COVID-19 pandemic have resulted in, and could continue resulting in, certain supply chain constraints and challenges.

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

Changes in the tax laws of the jurisdictions where we do business, including an increase in tax rates or an adverse change in the treatment of an item of income or expense, could result in a material increase in our tax expense. For example, changes in the tax laws of foreign jurisdictions [could arise] as a result of the “base erosion and profit shifting” project undertaken by the Organisation for Economic Co-operation and Development (“OECD”). The OECD, which represents a coalition of member countries, has recommended changes to numerous long-standing tax principles. These changes, as adopted by countries, could increase tax uncertainty and may adversely affect our provision for income taxes.

Item 1B.UNRESOLVED STAFF COMMENTS

None.

Item 2.PROPERTIES

The following table sets forth the principal use, location, and size of each of our facilities:

Principal Uses	Locations	Square Footage
Corporate headquarters, design and engineering, product testing, sales and marketing, application engineering, customer service, manufacturing and assembly	Indianapolis, Indiana, U.S.	184,200

Manufacturing, assembly, sales, application engineering and customer service	Taichung, Taiwan	485,100
	Castell’Alfero, Italy	32,300

Manufacturing	Ningbo, China	31,000

Sales, application engineering, customer service, and warehousing	High Wycombe, England	26,300
	Paris, France	12,800
	Munich and Verl, Germany	20,900
	Milan, Italy	12,900
	Venlo, the Netherlands	9,700
	Toh Guan, Singapore	5,600
	Shanghai, Dongguan and Kunshan, China	9,700
	Chennai and Pune, India	16,700
	Liegnitz, Poland	1,000
	Grand Rapids, Michigan, U.S.	3,700
	Los Angeles, California, U.S.	11,400
	Stritez, the Czech Republic	5,500

We own the Indianapolis facility and lease all other facilities. The leases have terms expiring at various dates ranging from January 2024 to July 2032. We believe that all of our facilities are well maintained and are adequate for our needs now and in the foreseeable future. We do not believe that we would experience significant difficulty in replacing any of the currently leased facilities if any of our leases were not renewed at expiration.

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

The following information sets forth as of October 31, 2023, the name of each executive officer and his or her age, tenure as an officer, principal occupation, and business experience:

Name	Age	Position(s) with the Company
Michael Doar	68	Executive Chairman of the Board
Gregory S. Volovic	59	Director, President, and Chief Executive Officer
Sonja K. McClelland	52	Executive Vice President, Treasurer and Chief Financial Officer
HaiQuynh Jamison	45	Corporate Controller and Principal Accounting Officer
Jonathon D. Wright	41	General Counsel and Corporate Secretary

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

Sonja K. McClelland has been employed by us since September 1996 and was appointed as Vice President, Treasurer and Chief Financial Officer in 2014, then as Executive Vice President in March 2017.  She also served as our Corporate Secretary from 2014 until March 2021.  Ms. McClelland has been an executive officer of our company since 2004 when she was appointed as Principal Accounting Officer, Corporate Controller and Assistant Secretary.  Ms. McClelland held various finance and accounting roles with us between 1996 and 2004. Prior to joining us, Ms. McClelland was employed by Arthur Andersen LLP.

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

Holders

There were 119 holders of record of our common stock as of December 14, 2023.

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

The disclosure under the caption “Equity Compensation Plan Information at 2023 Fiscal Year End” in our 2024 proxy statement is incorporated by reference in Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

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

The following MD&A generally focuses on the operating results and year-over-year comparisons between fiscal years 2023 and 2022. Discussion of fiscal year 2021 results and year-over-year comparisons between fiscal years 2022 and 2021 that are not included in this Annual Report on Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended October 31, 2022, filed with the SEC on January 6, 2023.

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

The market for machine tools is international in scope. We have both significant foreign sales and significant foreign manufacturing operations.  During fiscal year 2023, approximately 53% of our revenues were attributable to customers in Europe, where we typically sell more of our higher-performance VMX series machines.  Additionally, approximately 8% of our revenues were attributable to customers in the Asia Pacific region, where we encounter greater pricing pressures.

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

We principally sell our products through approximately 180 independent agents and distributors throughout the Americas, Europe, and Asia. Although some distributors carry competitive products, we are the primary line for the majority of our distributors globally. We also have our own direct sales and service organizations in China, the Czech Republic, France, Germany, India, Italy, the Netherlands, Poland, Singapore, Taiwan, the United Kingdom, and certain parts of the United States, which are among the world's principal machine tool consuming markets. The vast majority of our machine tools are manufactured and assembled to our specifications primarily by our wholly-owned subsidiary in Taiwan, HML. Machine castings to support HML’s production are manufactured at our wholly-owned subsidiary in Ningbo, China, NHML. Components to support our SRT line of five-axis machining centers, such as the direct-drive spindle, swivel head, and rotary table, are manufactured by our wholly-owned subsidiary in Italy, LCM.

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

	Percentage of Revenues			Year-to-Year % Change
	2023	2022	2021	Increase/Decrease
				’23 vs. ’22	’22 vs. ’21
Sales and service fees	100%	100%	100%	(9)%	7%
Gross profit	25%	26%	24%	(13)%	15%
Selling, general and administrative expenses	22%	21%	20%	(4)%	12%
Operating income	3%	5%	4%	(48)%	24%
Net income	2%	3%	3%	(47)%	22%

Fiscal Year 2023 Compared to Fiscal Year 2022

Sales and Service Fees. Sales and service fees for fiscal year 2023 were $227.8 million, a decrease of $23.0 million, or 9%, compared to fiscal year 2022, and included an unfavorable currency impact of $2.4 million, or 1%, when translating foreign sales to U.S. dollars for financial reporting purposes.

Net Sales and Service Fees by Geographic Region

The following table sets forth net sales and service fees by geographic region for the fiscal years ended October 31, 2023 and 2022 (dollars in thousands):

	Fiscal Year Ended October 31,				Increase/Decrease
	2023		2022		Amount	%
Americas	$88,329	39%	$95,964	38%	$(7,635)	(8)%
Europe	120,525	53%	126,050	50%	(5,525)	(4)%
Asia Pacific	18,953	8%	28,800	12%	(9,847)	(34)%
Total	$227,807	100%	$250,814	100%	$(23,007)	(9)%

Sales in the Americas for fiscal year 2023 decreased by 8%, compared to fiscal 2022, primarily due to decreased shipments of Hurco and Milltronics machines, particularly the higher-performance VMX machines.

European sales for fiscal year 2023 decreased by 4%, compared to fiscal year 2022, and included an unfavorable currency impact of 1%, when translating foreign sales to U.S. dollars for financial reporting purposes. The year-over-year decrease in European sales was primarily attributable to a decreased volume of shipments of Hurco machines in Germany, France, and Italy, partially offset by increased sales of electro-mechanical components and accessories manufactured by LCM and increased shipments of Hurco machines in the United Kingdom and Milltronics machines throughout Europe where our customers are located.

Asian Pacific sales for fiscal year 2023 decreased by 34%, compared to fiscal 2022, and included an unfavorable currency impact of 4%, when translating foreign sales to U.S. dollars for financial reporting purposes. The year-over-year decrease in Asian Pacific sales for the fiscal year primarily resulted from a reduced volume of shipments of Takumi machines in China and Hurco machines in Southeast Asia, China, and India, partially offset by an increased volume of shipments of Takumi machines in India.

Net Sales and Service Fees by Product Category

The following table sets forth net sales and service fees by product group and services for the fiscal years ended October 31, 2023 and 2022 (dollars in thousands):

	Fiscal Year Ended October 31,				Increase/Decrease
	2023		2022		Amount	%
Computerized Machine Tools	$188,335	83%	$211,804	85%	$(23,469)	(11)%
Computer Control Systems and Software †	2,805	1%	2,634	1%	171	6%
Service Parts	28,439	12%	28,219	11%	220	1%
Service Fees	8,228	4%	8,157	3%	71	1%
Total	$227,807	100%	$250,814	100%	$(23,007)	(9)%

† Amounts shown do not include computer control systems and software sold as an integrated component of computerized machine systems.

Sales of computerized machine tools for fiscal year 2023 decreased by 11%, compared to fiscal year 2022, primarily due to a decreased volume of shipments of Hurco machines in all regions where our customers are located, except the United Kingdom; Milltronics machines in North America; and Takumi machines in China. Sales of computer control systems and software for fiscal 2023 increased by 6%, compared to fiscal 2022, due to increased sales of software for Hurco machines in North America.  Sales of service parts for fiscal year 2023 increased by 1%, compared to fiscal year 2022, due mainly to increased volume of sales of Hurco and ProCobots parts in Europe and North America, mostly offset by a reduction in volume of sales of parts in North America.   Service fees increased by 1% for fiscal year 2023, compared to fiscal year 2022, primarily due to increased service of Hurco machines in the United Kingdom, France and Italy, mostly offset by a reduction in service of Hurco machines in North America and Germany.  During fiscal year 2023, sales for all product categories included an unfavorable currency impact of 1%, when translating foreign sales to U.S. dollars for financial reporting purposes.

Orders and Backlog. Orders for fiscal year 2023 were $209.7 million, a decrease of $31.3 million, or 13%, compared to fiscal 2022, and included an unfavorable currency impact of $2.0 million, or less than 1%, when translating foreign orders to U.S. dollars.

The following table sets forth new orders booked by geographic region for the fiscal years ended October 31, 2023 and 2022 (dollars in thousands):

	Fiscal Year Ended October 31,				Increase/Decrease
	2023		2022		Amount	%
Americas	$80,412	38%	$92,268	38%	$(11,856)	(13)%
Europe	114,961	55%	122,556	51%	(7,595)	(6)%
Asia Pacific	14,303	7%	26,107	11%	(11,804)	(45)%
Total	$209,676	100%	$240,931	100%	$(31,255)	(13)%

Orders in the Americas for fiscal year 2023 decreased by 13%, compared to fiscal year 2022, mainly due to decreased customer orders for Hurco and Milltronics, particularly higher-performance VMX machines, partially offset by increased demand for Takumi machines.

European orders for fiscal 2023 decreased by 6%, compared to fiscal 2022, and included an unfavorable currency impact of 1%, when translating foreign orders to U.S. dollars. The year-over-year decrease in European demand was primarily attributable to decreased demand for Hurco machines in Germany and France, partially offset by increased customer demand for Hurco machines in the United Kingdom and Italy, and electro-mechanical components and accessories manufactured by LCM.

Asian Pacific orders for fiscal year 2023 decreased by 45%, compared to fiscal 2022, and included an unfavorable currency impact of 3%, when translating foreign orders to U.S. dollars. The decrease in Asian Pacific orders year-over-year was driven primarily by decreased customer demand for Hurco and Takumi machines in China and Hurco machines in Southeast Asia and India, partially offset by increased demand for Takumi machines in India.

Backlog at October 31, 2023 decreased to $28.3 million from $44.8 million at October 31, 2022, primarily due to decreased customer demand during fiscal year 2023 for Hurco, Milltronics, and Takumi machines in the U.S., Germany, France, China and Southeast Asia. We do not believe backlog is a useful measure of past performance or indicative of future performance. Backlog orders as of October 31, 2023 are expected to be fulfilled in fiscal year 2024.

Gross Profit. Gross profit for fiscal year 2023 was $56.2 million, or 25% of sales, compared to $64.5 million, or 26% of sales, for fiscal 2022. The year-over-year decreases in gross profit and gross profit as a percentage of sales were primarily due to the lower volume of sales of our higher-performance VMX machines and the negative impact of fixed costs on lower sales and production volumes.

Operating Expenses. Selling, general, and administrative expenses for fiscal year 2023 were $49.6 million, or 22% of sales, compared to $51.7 million, or 21% of sales, in fiscal 2022, and included a favorable currency impact of $0.4 million, when translating foreign expenses to U.S. dollars for financial reporting purposes. The year-over-year decrease in selling, general and administrative expenses in absolute dollar terms was primarily attributable to lower costs related to tradeshow expenses, sales commissions, and employee support costs for our global operations.

Operating Income. Operating income for fiscal year 2023 was $6.6 million, or 3% of sales, compared to $12.7 million, or 5% of sales, for fiscal year 2022. The year-over-year decrease in operating income was primarily due to decreased volume of machine shipments.

Other Expense, Net. Other expense, net for fiscal year 2023 decreased by $1.3 million from fiscal year 2022, due mainly to a decrease in foreign currency exchange losses and increased gains on sale of property and equipment.

Provision for Income Taxes. We recorded income tax expense of $2.4 million for fiscal year 2023, compared to $3.7 million for fiscal year 2022.  Our effective tax rate for fiscal year 2023 was 35%, compared to 31% for fiscal year 2022. The year-over-year increase in the effective tax rate in the full year was primarily due to changes in geographic mix of income and loss that includes jurisdictions with differing tax rates, discrete items related to stock compensation and the impact of valuation allowances for our China operations combined with lower levels of consolidated income before taxes.

Net Income. Net income for fiscal year 2023 was $4.4 million, or $0.66 per diluted share, compared to $8.2 million, or $1.23 per diluted share, for fiscal year 2022.  The year-over-year decrease in net income was primarily due to decreased volume of machine shipments.

Liquidity and Capital Resources

At October 31, 2023, we had cash and cash equivalents of $41.8 million, compared to $63.9 million at October 31, 2022. The decrease in cash and cash equivalents was primarily a result of net cash used for payments of outstanding accounts payable, stock repurchases and dividend payments. Approximately 26% of our $41.8 million of cash and cash equivalents is held in the U.S. The balance is attributable to our foreign operations and is held in the local currencies of our various foreign entities, subject to fluctuations in currency exchange rates. We do not believe that the indefinite reinvestment of these funds offshore impairs our ability to meet our domestic working capital needs.

Working capital at October 31, 2023 was $193.3 million, compared to $194.7 million at October 31, 2022. The decrease in working capital was primarily driven by a decrease in cash and cash equivalents, mostly offset by decreases in accounts payable and customer deposits and increases in inventory and accounts receivable.

Inventories, net were $158.0 million at October 31, 2023, compared to $156.2 million at October 31, 2022, and included an unfavorable currency impact of $4.9 million, or 3%, when translating foreign inventories to U.S. dollars for financial reporting purposes.  Inventory turns at October 31, 2023 were 1.1 compared to 1.2 at October 31, 2022.

Capital expenditures were $2.6 million in fiscal year 2023, compared to $2.2 million in fiscal year 2022. Capital expenditures for fiscal year 2023 were primarily for software development costs, purchases of factory equipment for production facilities, and purchases of general software and equipment for sales and service divisions. We funded these expenditures with cash flows from operations.

On January 6, 2023, we announced a share repurchase program in an aggregate amount of up to $25.0 million. Repurchases under the program may be made in the open market or through privately negotiated transactions from time to time through November 10, 2024, subject to applicable laws, regulations, and contractual provisions. The program may be amended, suspended, or discontinued at any time and does not commit us to repurchase any shares of our common stock. During fiscal year 2023, approximately 67,513 shares were repurchased at an aggregate value of approximately $1.8 million under that program, resulting in $23.2 million remaining available under the program as of October 31, 2023.

Our prior $7.0 million share repurchase program also remained in effect until its scheduled expiration on March 10, 2023. During fiscal year 2023, approximately 98,776 shares were repurchased at an aggregate value of approximately $2.8 million under that program. Aggregate repurchases under all programs during fiscal year 2023 were approximately $4.6 million.

In addition, during fiscal year 2023, we paid cash dividends to our shareholders equal to $4.1 million. Future dividends are subject to approval of our Board of Directors and will depend upon many factors, including our results of operations, financial condition, capital requirements, regulatory and contractual restrictions, our business strategy and other factors deemed relevant by our Board of Directors from time to time.

On December 31, 2018, we and our subsidiary Hurco B.V. entered into a credit agreement with Bank of America, N.A., as the lender, which was subsequently amended on each of March 13, 2020, December 23, 2020, December 17, 2021, January 4, 2023, and December 19, 2023 (as amended, the “2018 Credit Agreement”).  The 2018 Credit Agreement provides for an unsecured revolving credit and letter of credit facility in a maximum aggregate amount of $40.0 million. The 2018 Credit Agreement provides that the maximum amount of outstanding letters of credit at any one time may not exceed $10.0 million, the maximum amount of outstanding loans made to our subsidiary Hurco B.V. at any one time may not exceed $20.0 million, and the maximum amount of all outstanding loans denominated in alternative currencies at any one time may not exceed $20.0 million. Under the 2018 Credit Agreement, we and Hurco B.V. are borrowers, and certain of our other subsidiaries are guarantors. The scheduled maturity date of the 2018 Credit Agreement is December 31, 2025.

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

In March 2019, our wholly-owned subsidiaries in Taiwan, HML, and China, NHML, closed on uncommitted revolving credit facilities with maximum aggregate amounts of 150 million New Taiwan dollars and 32.5 million Chinese Yuan, respectively.  As uncommitted facilities, both the Taiwan and China credit facilities are subject to review and termination by the respective underlying lending institution from time to time.  In February and December 2023, NHML and HML, respectively, renewed the above-referenced credit facilities on substantially similar terms and identical maximum aggregate limits.

As of October 31, 2023, our existing credit facilities consisted of a €1.5 million revolving credit facility in Germany, the 150 million New Taiwan dollars Taiwan credit facility, the 32.5 million Chinese Yuan China credit facility and the $40.0 million revolving credit facility under the 2018 Credit Agreement.  We had no debt or borrowings under any of our credit facilities at October 31, 2023.

At October 31, 2023, we had an aggregate of approximately $50.6 million available for borrowing under our credit facilities and were in compliance with all covenants relating thereto.

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

Contractual Obligations and Commitments

The following is a table of contractual obligations and commitments as of October 31, 2023 (in thousands):

	Payments Due by Period
		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Operating leases	$12,220	$4,027	$4,263	$2,807	$1,123
Accrued and deferred taxes and credits	5,779	349	1,027	—	4,403
Total	$17,999	$4,376	$5,290	$2,807	$5,526

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

We expect capital spending in fiscal year 2024 to be approximately $3.8 million, which includes investments for software development, leasehold improvement, factory equipment, and production facilities, as well as general software and equipment for selling facilities. We expect to fund these commitments with cash on hand and cash generated from operations.

Off Balance Sheet Arrangements

From time to time, our subsidiaries guarantee third party payment obligations in connection with the sale of machines to customers that use financing. We follow Financial Accounting Standards Board (“FASB”) guidance for accounting for guarantees (codified in Accounting Standards Codification (“ASC”) 460). As of October 31, 2023, we had nine outstanding third party payment guarantees totaling approximately $1.0 million. The terms of these guarantees are consistent with the underlying customer financing terms. Upon shipment of a machine, the customer assumes the risk of ownership. The customer does not obtain title, however, until the customer has paid for the machine. A retention of title clause allows us to recover the machine if the customer defaults on the financing. We accrue liabilities under these guarantees at fair value, which amounts are insignificant.

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

Goodwill and Intangible Assets. Goodwill and indefinite-lived intangibles arising from a business combination are reviewed for impairment annually as of the last day of our third fiscal quarter, or more frequently, if circumstances arise indicating potential impairment. We have no goodwill as of October 31, 2023.  Other indefinite-lived intangible assets primarily consist of trademarks and trade names and are not material to our consolidated financial statements. Finite-lived intangible assets are amortized over their estimated useful lives and are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount may not be recovered through future net cash flows generated by the assets. We are not aware of any events or changes in circumstances that indicate the carrying value of its finite-lived assets may not be recoverable.

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

Income Taxes – We account for income taxes and the related accounts under the asset and liability method.  Deferred tax assets and liabilities are measured using enacted income tax rates in each jurisdiction in effect for the year in which the temporary differences are expected to be recovered or settled.  These deferred tax assets are reduced by a valuation allowance, which is established when it is more likely than not that some portion or all of the deferred tax assets will not be realized.  We operate in multiple jurisdictions through wholly-owned subsidiaries, and our global structure is complex. The estimates of our uncertain tax positions involve judgments and assessment of the potential tax implications. We recognize uncertain tax positions when it is more likely than not that the tax position will be sustained upon examination by relevant taxing authorities, based on the technical merits of the position. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Accordingly, the ultimate outcome with respect to taxes we may owe may differ from the amounts recognized.  Our judgment regarding the realization of deferred tax assets may change due to future profitability and market conditions, change in U.S. or foreign tax laws, and other factors.  These changes, if any, may require material adjustments to these deferred tax assets and an accompanying reduction or increase in net income.

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

Item 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Interest on borrowings under our bank credit agreements are tied to prevailing domestic and foreign interest rates. At October 31, 2023, we had no borrowings outstanding under any of our credit facilities.

Foreign Currency Exchange Risk

In fiscal year 2023, we derived approximately 61% of our revenues from customers located outside of the Americas, where we invoiced and received payments in several foreign currencies. All of our computerized machine tools and computer control systems, as well as certain proprietary service parts, are sourced by our U.S.-based engineering and manufacturing division and re-invoiced to our foreign sales and service subsidiaries, primarily in their functional currencies.

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

Forward contracts for the sale or purchase of foreign currencies as of October 31, 2023, which are designated as cash flow hedges under FASB guidance related to accounting for derivative instruments and hedging activities, were as follows (in thousands, except weighted average forward rates):

				Contract Amount at
	Notional	Weighted		Forward Rates in
	Amount	Avg.		U.S. Dollars
Forward	in Foreign	Forward		Contract	October 31,
Contracts	Currency	Rate		Date	2023	Maturity Dates
Sale Contracts:
Euro	12,400	1.0850		13,454	13,196	Nov 2023 - Oct 2024
Sterling	4,100	1.2349		5,063	4,981	Nov 2023 - Oct 2024

Purchase Contracts:
New Taiwan Dollar	660,000	30.3066	*	21,777	20,655	Nov 2023 - Oct 2024

*New Taiwan Dollars per U.S. dollar

Forward contracts for the sale or purchase of foreign currencies as of October 31, 2023, which were entered into to protect against the effects of foreign currency fluctuations on inter-company receivables, payables, and loans and are not designated as hedges under this guidance denominated in foreign currencies, were as follows (in thousands, except weighted average forward rates):

				Contract Amount at
	Notional	Weighted		Forward Rates in
	Amount	Avg.		U.S. Dollars
Forward	in Foreign	Forward		Contract	October 31,
Contracts	Currency	Rate		Date	2023	Maturity Dates
Sale Contracts:
Euro	16,024	1.0783		17,278	16,975	Nov 2023 - Feb 2024
Sterling	738	1.2125		895	895	Nov 2023

Purchase Contracts:
New Taiwan Dollar	1,139,418	31.4244	*	36,259	35,685	Nov 2023 - Mar 2024

* New Taiwan Dollars per U.S. dollar

We are also exposed to foreign currency exchange risk related to our investment in net assets in foreign countries. To manage this risk, we entered into a forward contract with a notional amount of €3.0 million in November 2022. We designated this forward contract as a hedge of our net investment in Euro denominated assets. We selected the forward method under the FASB guidance related to the accounting for derivative instruments and hedging activities. The forward method requires all changes in the fair value of the contract to be reported as a cumulative translation adjustment, net of tax, in Accumulated other comprehensive loss in the same manner as the underlying hedged net assets. This forward contract matured in November 2023 and we entered into a new forward contract for the same notional amount that is set to mature in November 2024. As of October 31, 2023, we had $1.3 million of realized gain and $0.1 million of unrealized loss, net of tax, recorded as cumulative translation adjustments in Accumulated other comprehensive loss, related to these forward contracts.

Forward contracts designated as net investment hedges under this guidance as of October 31, 2023, were as follows (in thousands, except weighted average forward rates):

			Contract Amount at
	Notional	Weighted	Forward Rates in U.S. Dollars
Forward	Amount	Avg.	Contract	October 31,	Maturity
Contracts	in Foreign Currency	Forward Rate	Date	2023	Date
Sale Contracts:
Euro	3,000	1.0275	3,083	3,169	Nov 2023

Management’s Annual Report on Internal Control over Financial Reporting

To the Shareholders and

Board of Directors

of Hurco Companies, Inc.

Management of Hurco Companies, Inc. (the “Company”) has assessed the effectiveness of the Company’s internal control over financial reporting as of October 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (COSO). Management is responsible for the Company’s financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting.

Because of its inherent limitations, the Company’s internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In management’s opinion, the Company’s internal control over financial reporting as of October 31, 2023, was effective based on the criteria specified above.

Our independent registered public accounting firm, RSM US LLP (“RSM”), which also audited our consolidated financial statements, audited the effectiveness of our internal control over financial reporting as of October 31, 2023. RSM has issued their attestation report, which is included in Part II, Item 8 of this Annual Report on Form 10-K.

/s/ Gregory S. Volovic
Gregory S. Volovic
President and Chief Executive Officer

/s/ Sonja K. McClelland
Sonja K. McClelland
Executive Vice President, Treasurer, and Chief Financial Officer

Indianapolis, Indiana

January 5, 2024

Item 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders

and the Board of Directors

of Hurco Companies, Inc.

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Hurco Companies, Inc. and its subsidiaries (the Company) as of October 31, 2023 and 2022, and the related consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity and cash flows for each of the three years in the period ended October 31, 2023, and the related notes and schedule listed in Item 15(a) (collectively, the financial statements). We also have audited the Company’s internal control over financial reporting as of October 31, 2023, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of October 31, 2023 and 2022, and the results of their operations and their cash flows for each of the years in the three-year period ended October 31, 2023, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 31, 2023, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

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

Accounting for Income Taxes – Deferred Tax Assets and Liabilities

As described in Notes 1 and 6 to the consolidated financial statements, the Company accounts for income taxes under the asset and liability method. The Company operates in both the U.S. and international tax jurisdictions and has recorded deferred tax assets relating to deductible temporary differences, net operating losses and credit carryforwards of $11.8 million as of October 31, 2023, with an offsetting valuation allowance of $1.8 million. The deferred tax assets are further reduced by $5.3 million deferred tax liabilities in tax jurisdictions to record net deferred tax assets of $4.7 million and net deferred tax liabilities of $83 thousand. The Company reduces its deferred tax assets by a valuation allowance, if based upon all the available evidence, it is more likely than not that some portion, or all of the deferred tax asset will not be realized. Management evaluated the ability to realize the carrying value of deferred tax assets and liabilities, which involved applying complex tax regulations in federal, state, local and international tax jurisdictions. Management applied significant judgement in assessing the value of and realizability of its deferred tax assets and liabilities. In determining the amount of deferred tax assets that are more-likely-than-not to be realized, management considers by jurisdiction all available positive and negative evidence, including future reversals of existing temporary differences, projected future taxable income, ability to utilize future carrybacks, tax planning strategies and recent financial operations.

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

Indianapolis, Indiana

January 5, 2024

HURCO COMPANIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended October 31,
	2023	2022	2021

	(In thousands, except per share amounts)
Sales and service fees	$227,807	$250,814	$235,195

Cost of sales and service	171,639	186,336	178,946

Gross profit	56,168	64,478	56,249

Selling, general and administrative expenses	49,552	51,731	46,001

Operating income	6,616	12,747	10,248

Interest expense	282	27	24

Interest income	369	79	34

Investment income	61	174	173

Income from equity investments	494	733	203

Other expense, net	504	1,828	513

Income before income taxes	6,754	11,878	10,121

Provision for income taxes	2,365	3,652	3,357

Net income	$4,389	$8,226	$6,764

Income per common share

Basic	$0.67	$1.24	$1.01
Diluted	$0.66	$1.23	$1.01

Weighted average common shares outstanding

Basic	6,499	6,580	6,595
Diluted	6,528	6,632	6,608

Dividends paid per share	$0.63	$0.59	$0.55

The accompanying notes are an integral part of the consolidated financial statements.

HURCO COMPANIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended October 31,
	2023	2022	2021

	(In thousands)
Net income	$4,389	$8,226	$6,764

Other comprehensive income (loss):

Translation gain (loss) of foreign currency financial statements	3,274	(19,591)	2,405

(Gain) / loss on derivative instruments reclassified into operations, net of tax of $(146), $59, and $(204), respectively	(488)	191	(679)

Loss on derivative instruments, net of tax of $(439), $(119), and $(143), respectively	(1,465)	(384)	(477)

Total other comprehensive income (loss)	1,321	(19,784)	1,249

Comprehensive income (loss)	$5,710	$(11,558)	$8,013

The accompanying notes are an integral part of the consolidated financial statements.

HURCO COMPANIES, INC.

CONSOLIDATED BALANCE SHEETS

	As of October 31,
	2023	2022

	(In thousands, except share
ASSETS	and per share data)
Current assets:
Cash and cash equivalents	$41,784	$63,922
Accounts receivable, net	39,965	38,444
Inventories, net	157,952	156,207
Derivative assets	740	2,515
Prepaid and other assets	7,789	6,981
Total current assets	248,230	268,069
Property and equipment:
Land	1,046	868
Building	7,387	7,352
Machinery and equipment	26,779	26,532
Leasehold improvements	4,473	4,351
	39,685	39,103
Less accumulated depreciation and amortization	(30,826)	(30,620)
Total property and equipment, net	8,859	8,483
Non–current assets:
Software development costs, less accumulated amortization	7,030	7,302
Intangible assets, net	994	1,246
Operating lease - right of use assets, net	10,971	8,460
Deferred income taxes	4,749	3,442
Investments and other assets, net	9,756	9,235
Total non–current assets	33,500	29,685
Total assets	$290,589	$306,237
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$28,544	$38,783
Accounts payable - related party	1,117	1,924
Customer deposits	2,827	4,839
Derivative liabilities	1,821	3,632
Operating lease liabilities	3,712	3,973
Accrued payroll and employee benefits	9,853	10,751
Accrued income taxes	1,713	2,611
Accrued expenses	4,092	5,397
Accrued warranty expenses	1,294	1,426
Total current liabilities	54,973	73,336
Non–current liabilities:
Deferred income taxes	83	67
Accrued tax liability	1,293	1,281
Operating lease liabilities	7,606	4,814
Deferred credits and other	4,403	4,095
Total non–current liabilities	13,385	10,257
Shareholders’ equity:
Preferred stock: no par value per share, 1,000,000 shares authorized; no shares issued	—	—
Common stock: no par value, $.10 stated value per share, 12,500,000 shares authorized; 6,553,673 and 6,645,352 shares issued and 6,462,138 and 6,566,994 shares outstanding, as of October 31, 2023 and October 31, 2022, respectively	646	657
Additional paid-in capital	61,665	63,635
Retained earnings	180,124	179,877
Accumulated other comprehensive loss	(20,204)	(21,525)
Total shareholders’ equity	222,231	222,644
Total liabilities and shareholders’ equity	$290,589	$306,237

The accompanying notes are an integral part of the consolidated financial statements.

HURCO COMPANIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended October 31,
	2023	2022	2021

	(In thousands)
Cash flows from operating activities:
Net income	$4,389	$8,226	$6,764
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Provision for doubtful accounts	32	(159)	244
Deferred income taxes	21	(631)	(112)
Equity in (income) loss of affiliates	(494)	(733)	(203)
Foreign currency (gain) loss	(2,551)	1,393	31
Unrealized (gain) loss on derivatives	(754)	727	(316)
Depreciation and amortization	4,093	3,918	4,193
Stock–based compensation	2,699	2,686	2,779
Change in assets and liabilities, net of acquisitions:
(Increase) decrease in accounts receivable	(84)	280	(15,188)
(Increase) decrease in inventories	(648)	(24,440)	2,165
(Increase) decrease in prepaid and other current assets	(805)	7,022	690
Increase (decrease) in accounts payable	(11,767)	(2,278)	20,617
Increase (decrease) in customer deposits	(2,179)	(3,056)	3,111
Increase (decrease) in accrued expenses	(1,978)	1,018	2,142
Increase (decrease) in accrued payroll and employee benefits	(901)	362	3,458
Increase (decrease) in accrued income tax	(985)	1,698	900
Net change in deferred tax assets and liabilities	(1,277)	(25)	(325)
Net change in derivative assets and liabilities	885	264	(135)
Other	(517)	(238)	1,360
Net cash provided by (used for) operating activities	(12,821)	(3,966)	32,175

Cash flows from investing activities:
Proceeds from sale of property and equipment	407	101	3
Purchase of property and equipment	(1,286)	(1,107)	(1,260)
Software development costs	(1,291)	(1,086)	(1,109)
Other investments	273	—	(979)
Net cash provided by (used for) investing activities	(1,897)	(2,092)	(3,345)

Cash flows from financing activities:
Proceeds from exercise of common stock options	270	117	350
Dividends paid	(4,142)	(3,923)	(3,674)
Taxes paid related to net settlement of restricted shares	(313)	(207)	(197)
Stock repurchases	(4,609)	(2,890)	—
Excise tax payable related to stock repurchases	(28)	—	—
Net cash provided by (used for) financing activities	(8,822)	(6,903)	(3,521)

Effect of exchange rate changes on cash and cash equivalents	1,402	(7,180)	895

Net increase (decrease) in cash and cash equivalents	(22,138)	(20,141)	26,204

Cash and cash equivalents at beginning of period	63,922	84,063	57,859

Cash and cash equivalents at end of period	$41,784	$63,922	$84,063

Supplemental disclosures:
Cash paid for (provided by):
Interest	$—	$—	$—
Income taxes, net	$4,336	$(1,628)	$1,572

The accompanying notes are an integral part of the consolidated financial statements.

HURCO COMPANIES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Common				Accumulated
	Stock	Common	Additional		Other
	Shares	Stock	Paid–In	Retained	Comprehensive
(In thousands, except shares outstanding)	Outstanding	Amount	Capital	Earnings	Loss	Total
Balances, October 31, 2020	6,565,163	$657	$60,997	$172,484	$(2,990)	$231,148

Net income	—	—	—	6,764	—	6,764
Other comprehensive income	—	—	—	—	1,249	1,249
Exercise of common stock options	16,311	2	348	—	—	350
Stock–based compensation expense, net of taxes withheld for vested restricted shares	36,243	3	2,579	—	—	2,582
Dividends paid	—	—	—	(3,674)	—	(3,674)
Balances, October 31, 2021	6,617,717	$662	$63,924	$175,574	$(1,741)	$238,419

Net income	—	—	—	8,226	—	8,226
Other comprehensive income (loss)	—	—	—	—	(19,784)	(19,784)
Exercise of common stock options	5,437	1	116	—	—	117
Stock–based compensation expense, net of taxes withheld for vested restricted shares	33,761	3	2,476			2,479
Stock repurchases	(89,921)	(9)	(2,881)			(2,890)
Dividends paid	—	—	—	(3,923)	—	(3,923)
Balances, October 31, 2022	6,566,994	$657	$63,635	$179,877	$(21,525)	$222,644

Net income	—	—	—	4,389	—	4,389
Other comprehensive income	—	—	—	—	1,321	1,321
Stock-based compensation expense, net of taxes withheld for vested restricted shares	49,874	5	2,381	—	—	2,386
Exercise of common stock options	11,559	1	269			270
Stock repurchases, net of excise tax payable	(166,289)	(17)	(4,620)			(4,637)
Dividends paid	—	—	—	(4,142)	—	(4,142)
Balances, October 31, 2023	6,462,138	$646	$61,665	$180,124	$(20,204)	$222,231

The accompanying notes are an integral part of the consolidated financial statements.

HURCO COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation. The consolidated financial statements include the accounts of Hurco Companies, Inc. (an Indiana corporation) and its wholly–owned subsidiaries (“we”, “us”, “our”, “Hurco” or the “Company”). We have a 35% ownership interest in a Taiwan affiliate that is accounted for using the equity method. Our investment in that affiliate was approximately $5.1 million and $5.0 million as of October 31, 2023 and 2022, respectively. That investment is included in Investments and other assets, net on the accompanying Consolidated Balance Sheets. Inter-company accounts and transactions have been eliminated.

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

Translation of Foreign Currencies. All balance sheet accounts of non–U.S. subsidiaries are translated at the exchange rate as of the end of the year and translation adjustments of foreign currency balance sheets are recorded as a component of Accumulated other comprehensive loss in shareholders’ equity. Income and expenses are translated at the average exchange rates during the year. Cumulative foreign currency translation adjustments, net of gains related to our net investment hedges, as of October 31, 2023, were a net loss of $20.2 million, net of tax, and are included in Accumulated other comprehensive loss. Foreign currency transaction gains and losses are recorded as income or expense as incurred and are recorded in Other expense, net.

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

We had forward contracts outstanding as of October 31, 2023, in Euros, Pounds Sterling, and New Taiwan Dollars with set maturity dates ranging from November 2023 through October 2024. The contract amount at forward rates in U.S. dollars at October 31, 2023 for Euros and Pounds Sterling was $13.2 million and $5.0 million, respectively. The contract amount at forward rates in U.S. dollars for New Taiwan Dollars was $20.1 million at October 31, 2023. At October 31, 2023, we had approximately $1.5 million of losses, net of tax, related to cash flow hedges deferred in Accumulated other comprehensive loss. Of this amount, $0.6 million represented unrealized loss, net of tax, related to cash flow hedge instruments that remain subject to currency fluctuation risk. The majority of these deferred losses will be recorded as an adjustment to Cost of sales and service in periods through October 2024, in which the corresponding inventory that is the subject of the related hedge contract is sold, as described above.

We are exposed to foreign currency exchange risk related to our investment in net assets in foreign countries. To manage this risk, we entered into a forward contract with a notional amount of €3.0 million in November 2022. We designated this forward contract as a hedge of our net investment in Euro denominated assets. We selected the forward method under FASB guidance related to the accounting for derivative instruments and hedging activities. The forward method requires all changes in the fair value of the contract to be reported as a cumulative translation adjustment, net of tax, in Accumulated other comprehensive loss in the same manner as the underlying hedged net assets. This forward contract matured in November 2023, and we entered into a new forward contract for the same notional amount that is set to mature in November 2024. As of October 31, 2023, we had a realized gain of $1.3 million and an unrealized loss of $0.1 million, net of tax, recorded as cumulative translation adjustments in Accumulated other comprehensive loss, related to these forward contracts.

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

We had forward contracts outstanding as of October 31, 2023, in Euros, Pounds Sterling, and New Taiwan Dollars with set maturity dates ranging from November 2023 through March 2024. The contract amounts at forward rates in U.S. dollars at October 31, 2023 for Euros and Pounds Sterling totaled $17.9 million. The contract amount at forward rates in U.S. dollars for New Taiwan Dollars was $35.7 million at October 31, 2023.

Fair Value of Derivative Instruments

We recognize the fair value of derivative instruments as assets and liabilities on a gross basis on our Consolidated Balance Sheets. As of October 31, 2023 and October 31, 2022, all derivative instruments were recorded at fair value on our Consolidated Balance Sheets as follows (in thousands):

	2023		2022
	Balance Sheet	Fair	Balance Sheet	Fair
Derivatives	Location	Value	Location	Value
Designated as Hedging Instruments:
Foreign exchange forward contracts	Derivative assets	$363	Derivative assets	$2,273
Foreign exchange forward contracts	Derivative liabilities	$1,232	Derivative liabilities	$2,891

Not Designated as Hedging Instruments:
Foreign exchange forward contracts	Derivative assets	$377	Derivative assets	$242
Foreign exchange forward contracts	Derivative liabilities	$589	Derivative liabilities	$741

Effect of Derivative Instruments on the Consolidated Balance Sheets, Consolidated Statements of Changes in Shareholders’ Equity, and Consolidated Statements of Operations

Derivative instruments had the following effects on our Consolidated Balance Sheets, Consolidated Statements of Changes in Shareholders’ Equity, and Consolidated Statements of Operations, net of tax, during the fiscal years ended October 31, 2023, 2022, and 2021 (in thousands):

				Location of
	Amount of Gain (Loss)			Gain (Loss)	Amount of Gain (Loss)
	Recognized in			Reclassified	Reclassified from
	Other Comprehensive			From Other	Other Comprehensive
	Income (Loss)			Comprehensive	Income (Loss)
Derivatives	2023	2022	2021	Income (Loss)	2023	2022	2021
Designated as Hedging Instruments:
(Effective Portion)
Foreign exchange forward contracts – Intercompany sales/purchases	$(1,465)	$(384)	$(477)	Cost of sales and service	$488	$(191)	$679
Foreign exchange forward contract – Net investment	$(99)	$401	$43

We did not recognize any gains or losses as a result of hedges deemed ineffective during fiscal years ended October 31, 2023, 2022, and 2021.

We recognized the following gains and losses in our Consolidated Statements of Operations during the fiscal years ended October 31, 2023, 2022, and 2021 on derivative instruments not designated as hedging instruments (in thousands):

		Amount of Gain (Loss)
	Location of Gain (Loss)	Recognized in Operations
Derivatives	Recognized in Operations	2023	2022	2021
Not Designated as Hedging Instruments:
Foreign exchange forward contracts	Other expense, net	$(3,112)	$2,374	$(313)

The following table presents the changes in the components of Accumulated other comprehensive loss, net of tax, for the fiscal years ended October 31, 2023 and 2022 (in thousands):

	Foreign	Cash
	Currency	Flow
	Translation	Hedges	Total
Balance, October 31, 2021	$(1,668)	$(73)	$(1,741)
Other comprehensive income (loss) before reclassifications	(19,591)	(384)	(19,975)
Reclassifications	—	191	191
Balance, October 31, 2022	$(21,259)	$(266)	$(21,525)
Other comprehensive income (loss) before reclassifications	3,274	(1,465)	1,809
Reclassifications	—	(488)	(488)
Balance, October 31, 2023	$(17,985)	$(2,219)	$(20,204)

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

Total depreciation and amortization expense recognized for property and equipment was $2.3 million for fiscal year 2023, $2.3 million for fiscal year 2022, and $2.5 million for fiscal year 2021.

Revenue Recognition. We design, manufacture, and sell computerized machine tools.  Our computer control systems and software products are primarily sold as integral components of our computerized machine tool products.  We also provide machine tool components, automation integration equipment and solutions for job shops, software options, control upgrades, accessories, and replacement parts for our products, as well as customer service, training, and applications support.

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

Research and Development Costs. The costs associated with research and development programs for new products and significant product improvements, other than software development costs, which are eligible for capitalization per FASB guidance, are expensed as incurred and are included in Selling, general, and administrative expenses. Research and development expenses totaled $4.2 million, $3.4 million, and $3.2 million, in fiscal years 2023, 2022, and 2021, respectively.

Software Development Costs. We sell software products that are essential to our machine tools. Costs incurred to develop computer software products and significant enhancements to software features of existing products to be sold or otherwise marketed are capitalized, after technological feasibility is established. Software development costs are amortized on a straight–line basis over the estimated product life of the related software, which ranges from three to five years. We capitalized costs related to software development projects of $1.3 million in fiscal year 2023, $1.1 million in fiscal year 2022, and $1.1 million in fiscal year 2021.  Amortization expense for software development costs was $1.6 million, $1.3 million, and $1.4 million for the fiscal years ended October 31, 2023, 2022, and 2021, respectively. Accumulated amortization at October 31, 2023 and 2022 was $25.3 million and $23.7 million, respectively.

Estimated amortization expense for the remaining unamortized software development costs for the fiscal years ending October 31, is as follows (in thousands):

Fiscal Year	Amortization Expense
2024	$1,738
2025	1,456
2026	1,186
2027	1,022
2028 and thereafter	1,628

Goodwill and Intangible Assets. Goodwill and indefinite-lived intangibles arising from a business combination are not amortized and charged to expense over time. Instead, goodwill and indefinite-lived intangibles must be reviewed for impairment annually as of the last day of our third fiscal quarter, or more frequently, if circumstances arise indicating potential impairment. For goodwill, if the carrying amount of the reporting unit containing the goodwill exceeds the fair value of that reporting unit, an impairment loss is recognized for that excess, but only to the extent of the goodwill amount allocated to that reporting unit. We had no goodwill as of October 31, 2023.

For indefinite-lived intangible assets, if the carrying amount exceeds the fair value, an impairment loss is recognized in an amount equal to that excess. Intangible assets that are determined to have a finite life are amortized over their estimated useful lives and are also subject to review for impairment if indicators of impairment are identified. There were no impairments recognized with respect to the carrying value of intangible assets for the years ended October 31, 2023, 2022, or 2021.

As of October 31, 2023, the balances of intangible assets, other than goodwill, were as follows (in thousands):

	Weighted
	Average		Gross
	Amortization		Intangible	Accumulated	Net Intangible
	Period		Assets	Amortization	Assets
Tradenames and trademarks	indefinite		$177	$—	$177
Tradenames and trademarks	14	years	742	(324)	418
Customer relationships	15	years	369	(270)	99
Technology	13	years	647	(514)	133
Noncompete	5	years	580	(493)	87
Patents	6	years	2,973	(2,909)	64
Other	8	years	392	(376)	16
Total			$5,880	$(4,886)	$994

As of October 31, 2022, the balances of intangible assets, other than goodwill, were as follows (in thousands):

	Weighted
	Average		Gross
	Amortization		Intangible	Accumulated	Net Intangible
	Period		Assets	Amortization	Assets
Tradenames and trademarks	indefinite		$177	$—	$177
Tradenames and trademarks	14	years	728	(261)	467
Customer relationships	15	years	367	(243)	124
Technology	13	years	605	(434)	171
Noncompete	5	years	580	(377)	203
Patents	6	years	2,972	(2,884)	88
Other	8	years	387	(371)	16
Total			$5,816	$(4,570)	$1,246

Intangible asset amortization expense was $271,000, $272,000, and $273,000 for fiscal years 2023, 2022, and 2021, respectively. Annual intangible asset amortization expense for the next five years is estimated to be $235,000 for fiscal year 2024, $141,000 for fiscal year 2025, $109,000 for fiscal year 2026, $45,000 for fiscal year 2027, and $45,000 for fiscal year 2028.

Impairment of Long–Lived Assets. Annually, or when there are indicators of impairment, we evaluate the carrying value of long–lived assets to be held and used, including property and equipment, software development costs, and intangible assets, including goodwill, when events or circumstances warrant such a review. The carrying value of a long-lived asset (or group of assets) to be held and used is considered impaired when the anticipated separately identifiable undiscounted cash flows from such an asset (or group of assets) are less than the carrying value of the asset (or group of assets).  We determined that we have a single asset group due to the interdependent nature of our operations.  We estimated the cash flows during the remaining useful life of the primary asset, and our undiscounted cash flow was in excess of the book value of our single asset group.  Based on that review, there was no impairment indications for our long-lived assets for the period ended October 31, 2023.  Therefore, there were no impairments recognized with respect to the carrying values of long-lived assets for the years ended October 31, 2023, 2022, or 2021.

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

The following table presents a reconciliation of our basic and diluted earnings per share computation:

	Fiscal Year Ended October 31,
	2023		2022		2021
(in thousands, except per share amounts)	Basic	Diluted	Basic	Diluted	Basic	Diluted
Net income	$4,389	$4,389	$8,226	$8,226	$6,764	$6,764
Undistributed earnings allocated to participating shares	(61)	(61)	(97)	(97)	(76)	(76)
Net income applicable to common shareholders	$4,328	$4,328	$8,129	$8,129	$6,688	$6,688

Weighted average shares outstanding	6,499	6,499	6,580	6,580	6,595	6,595
Stock options and contingently issuable securities	—	29	—	52	—	13
	6,499	6,528	6,580	6,632	6,595	6,608
Income per share	$0.67	$0.66	$1.24	$1.23	$1.01	$1.01

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

The end market for our products consists primarily of precision tool, die and mold manufacturers, independent job shops, and specialized short–run production applications within large manufacturing operations. Industries served include: aerospace, defense, medical equipment, energy, automotive/transportation, electronics, and computer industries. Our products are sold principally through approximately 180 independent agents and distributors throughout the Americas, Europe and Asia. We also have our own direct sales and service organizations in China, the Czech Republic, France, Germany, India, Italy, the Netherlands, Poland, Singapore, Taiwan, the United Kingdom, and certain areas of the United States.

We operate in the industrial equipment industry and have a global footprint that subjects us to various business risks in many different countries. During fiscal years 2021 through 2023, our operating results were adversely affected by the international business disruptions due to the economic slowdown in Europe, political friction in the U.S. and many other regions of the world, geopolitical tensions, conflicts, wars in Europe and Asia, competitive labor markets, vendor delays, transportation issues, unusually high inflation, volatility of foreign currencies, and the COVID-19 pandemic. Because of the potential for extended vulnerability due to these and other factors, we have closely evaluated the estimates we have made in preparing the financial statements as of October 31, 2023, with the understanding that these estimates could change in the near term. We will continue to evaluate and disclose any uncertainty associated with key assumptions underlying fair value estimates, trends, and uncertainties that have had, or are reasonably expected to have, a material effect on our consolidated financial position, results of operations, changes in shareholders' equity, and cash flows for and at the end of each interim period.

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

3.     INVENTORIES

Inventories as of October 31, 2023 and 2022 are summarized below (in thousands):

	October 31,	October 31,
	2023	2022
Purchased parts and sub–assemblies	$37,161	$43,363
Work–in–process	16,217	16,539
Finished goods	104,574	96,305
	$157,952	$156,207

Finished goods inventory consigned to our distributors and agents throughout the Americas, Europe, and Asia was $9.6 million and $10.9 million as of October 31, 2023 and 2022, respectively.

4.     CREDIT AGREEMENTS AND BORROWINGS

On December 31, 2018, we and our subsidiary Hurco B.V. entered into a credit agreement with Bank of America, N.A., as the lender, which was subsequently amended on each of March 13, 2020, December 23, 2020, December 17, 2021, January 4, 2023, and December 19, 2023 (as amended, the “2018 Credit Agreement”). The 2018 Credit Agreement provides for an unsecured revolving credit and letter of credit facility in a maximum aggregate amount of $40.0 million. The 2018 Credit Agreement provides that the maximum amount of outstanding letters of credit at any one time may not exceed $10.0 million, the maximum amount of outstanding loans made to our subsidiary Hurco B.V. at any one time may not exceed $20.0 million, and the maximum amount of all outstanding loans denominated in alternative currencies at any one time may not exceed $20.0 million. Under the 2018 Credit Agreement, we and Hurco B.V. are borrowers, and certain of our other subsidiaries are guarantors. The scheduled maturity date of the 2018 Credit Agreement is December 31, 2025.

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

In March 2019, our wholly-owned subsidiaries in Taiwan, HML, and China, NHML, closed on uncommitted revolving credit facilities with maximum aggregate amounts of 150 million New Taiwan Dollars and 32.5 million Chinese Yuan, respectively.  As uncommitted facilities, both the Taiwan and China credit facilities are subject to review and termination by the respective underlying lending institution from time to time.  In February and December 2023, NHML and HML, respectively, renewed the above-referenced credit facilities on substantially similar terms and identical maximum aggregate limits.

As a result, as of October 31, 2023, our existing credit facilities consisted of a €1.5 million revolving credit facility in Germany, the 150 million New Taiwan Dollars Taiwan credit facility, the 32.5 million Chinese Yuan China credit facility, and the $40.0 million revolving credit facility under the 2018 Credit Agreement.

As of October 31, 2023, there were no borrowings under any of our credit facilities and there was $50.6 million of available borrowing capacity thereunder.

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

The carrying amounts for cash and cash equivalents approximate their fair values due to the short maturity of these instruments, and such instruments meet the Level 1 criteria of the three–tier fair value hierarchy discussed above. The carrying amount of short-term debt approximates fair value due to the variable rate of interest and the short-term nature of the instrument.

In accordance with this guidance, the following table represents the fair value hierarchy for our financial assets and liabilities measured at fair value as of October 31, 2023 and 2022 (in thousands):

	Assets		Liabilities
	October 31,	October 31,	October 31,	October 31,
	2023	2022	2023	2022
Level 1
Deferred compensation	$2,217	$1,996	$—	$—

Level 2
Derivatives	$740	$2,515	$1,821	$3,632

Recurring Fair Value Measurements

Included in Level 1 assets are mutual fund investments under a nonqualified deferred compensation plan. We estimate the fair value of these investments on a recurring basis using market prices that are readily available.

Included as Level 2 fair value measurements are derivative assets and liabilities related to gains and losses on foreign currency forward exchange contracts entered into with a third party. We estimate the fair value of these derivatives on a recurring basis using foreign currency exchange rates obtained from active markets. Derivative instruments are reported in the accompanying consolidated financial statements at fair value. We have derivative financial instruments in the form of foreign currency forward exchange contracts as described in Note 1 of Notes to Consolidated Financial Statements. The U.S. dollar equivalent notional amount of these contracts was $97.8 million and $102.8 million at October 31, 2023 and 2022, respectively.

The fair value of the foreign currency forward exchange contracts and the related currency positions are subject to offsetting market risk resulting from foreign currency exchange rate volatility. The counterparty to the forward exchange contract is a substantial and creditworthy financial institution. We do not consider either the risk of counterparty non–performance or the economic consequences of counterparty non–performance to be material risks.

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

In response to the COVID-19 pandemic, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into law on March 27, 2020. The CARES Act, among other things, included tax provisions that we applied relating to refundable payroll tax credits, the deferral of employer’s social security payments, and modifications to net operating loss carryback provisions. We filed the net operating loss carryback claims during the fourth quarter of fiscal year 2021 and received $5.4 million in tax refunds during fiscal year 2022. On December 27, 2020, the Consolidated Appropriations Act of 2021 (the “CAA”), which includes the Economic Aid to Hard-Hit Small Businesses, Nonprofits, and Venues Act and the American Rescue Plan Act of 2021, was signed into law and provided further COVID-19 economic relief with an expansion of the employee retention credit. As a result, we recorded operating income of $2.9 million related to the employee retention credit during fiscal year 2021. We did not qualify for the employee retention credit in fiscal years 2022 or 2023.

In the fiscal years set forth below, the provision (benefit) for income taxes consisted of the following (in thousands):

	Year Ended October 31,
	2023	2022	2021
Current:
U.S. taxes	$(431)	$1,092	$1,763
Foreign taxes	2,775	3,191	1,706
	2,344	4,283	3,469
Deferred:
U.S. taxes	104	(933)	66
Foreign taxes	(83)	302	(178)
	21	(631)	(112)
	$2,365	$3,652	$3,357

The components of income (loss) before taxes are (in thousands):

	Year Ended October 31,
	2023	2022	2021
Income (loss) before income taxes:
Domestic	$(3,259)	$(232)	$4,340
Foreign	10,013	12,110	5,781
	$6,754	$11,878	$10,121

A comparison of income tax expense at the U.S. statutory rate to our effective tax rate is as follows:

	Year Ended October 31,
	2023	2022	2021

U.S. statutory rate	21%	21%	21%
Effect of tax rate of international jurisdictions different than U.S. statutory rates	6%	4%	4%
Valuation allowance	2%	3%	—%
State taxes	(1)%	1%	1%
Tax credits	—%	1%	—%
U.S. benefit of foreign intangible income	—%	(3)%	(1)%
Impact of CARES act	—%	—%	5%
Stock-based compensation	6%	4%	4%
Other	1%	—%	(1)%
Effective tax rate	35%	31%	33%

The Tax Reform Act enacted on December 22, 2017, made comprehensive changes to U.S. federal income tax laws by moving from a global to a modified territorial tax regime. As a result, cash repatriated to the U.S. is generally no longer subject to U.S federal income tax. As of October 31, 2023, the undistributed earnings of our foreign subsidiaries are expected to be permanently reinvested and retained for continuing operations. Accordingly, we did not accrue any withholding taxes on the undistributed earnings of our foreign subsidiaries, consistent with the position adopted on January 1, 2018.

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

As of October 31, 2023, we had deferred tax assets established for accumulated net operating loss carryforwards of $2.2 million, primarily related to state and foreign jurisdictions. We also have deferred tax assets for tax credits of $0.7 million. We established a valuation allowance against some of these carryforwards due to the uncertainty of their full realization. As of each of October 31, 2023, and 2022, the balance of this valuation allowance was $1.8 million.

Significant components of our deferred tax assets and liabilities at October 31, 2023 and 2022 are as follows (in thousands):

	October 31,
	2023	2022
Deferred Tax Assets:
Accrued inventory reserves	$1,580	$1,329
Accrued warranty expenses	241	270
Compensation related expenses	2,222	2,495
Net derivative gain	683	98
Unrealized exchange gain	—	117
Other accrued expenses	344	318
Net operating loss carryforwards	2,249	1,449
Other credit carryforwards	712	703
Operating lease liabilities	2,818	2,023
Goodwill and intangibles	798	831
Other	131	171
	11,778	9,804
Less: Valuation allowance – net operating loss and other credit carryforwards	(1,810)	(1,754)
Deferred tax assets	9,968	8,050

Deferred Tax Liabilities:
Unrealized exchange loss	(159)	—
Property and equipment and capitalized software development costs	(1,915)	(2,394)
Operating lease - right of use assets	(2,731)	(1,960)
Other	(497)	(321)
Net deferred tax assets	$4,666	$3,375

As of October 31, 2023, we had net operating loss carryforwards for international and U.S. income tax purposes of $14.3 million, of which $4.4 million will expire within 5 years beginning in fiscal 2024 and $7.6 million are U.S. and state net operating losses which will expire between 5 and 20 years. The remaining $2.3 million in net operating losses will be carried forward indefinitely based on current international tax laws. We also had tax credits of $0.7 million which will expire between years 2024 and 2033.

A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding the related accrual for interest or penalties, is as follows (in thousands):

	2023	2022	2021
Balance, beginning of year	$138	$167	$168
Additions based on tax positions related to the current year	—	21	74
Additions (reductions) related to prior year tax positions	—	—	—
Reductions due to statute expiration	—	(50)	(75)
Balance, end of year	$138	$138	$167

The entire balance of the unrecognized tax benefits and related interest on October 31, 2023, if recognized, could affect the effective tax rate in future periods.

We recognize accrued interest and penalties related to unrecognized tax benefits as components of our income tax provision. As of October 31, 2023, the amount of interest accrued, reported in other liabilities, was approximately $44,000 which did not include the federal tax benefit of interest deductions. The statute of limitations with respect to unrecognized tax benefits will expire between August 2024 and August 2025.

We file U.S. federal and state income tax returns, as well as tax returns in applicable foreign jurisdictions. Currently, our subsidiary in Taiwan is under income tax audit for fiscal years 2021 through 2022.

A summary of open tax years by major jurisdiction is presented below:

United States federal	Fiscal 2014 through the current period
United Kingdom	Fiscal 2017 through the current period
Taiwan	Fiscal 2018 through the current period
Germany¹	Fiscal 2022 through the current period
¹	Includes federal as well as state, provincial or similar local jurisdictions, as applicable.

7.     EMPLOYEE BENEFITS

We have defined contribution plans that include a majority of our U.S. employees, under which our matching contributions are primarily discretionary. The purpose of these plans is generally to provide additional financial security during retirement by providing employees with an incentive to save throughout their employment. Our contributions and related expense totaled $1.4 million, $1.3 million, and $1.2 million, for the fiscal years ended October 31, 2023, 2022, and 2021, respectively.

8.     STOCK–BASED COMPENSATION

In March 2016, we adopted the Hurco Companies, Inc. 2016 Equity Incentive Plan (as amended, the “2016 Equity Plan”), which allows us to grant awards of stock options, stock appreciation rights, restricted stock, stock units and other stock–based awards. The 2016 Equity Plan replaced the Hurco Companies, Inc. 2008 Equity Incentive Plan (the “2008 Equity Plan”) and is the only active plan under which equity awards may be made by us to our employees and non–employee directors. No further awards will be made under our 2008 Equity Plan.  The total number of shares of our common stock that may be issued pursuant to awards under the 2016 Equity Plan initially was 856,048, which included 386,048 shares that remained available for future grants under the 2008 Equity Plan  as of March 10, 2016, the date our shareholders approved the 2016 Equity Plan. On March 10, 2022, our shareholders approved the Amended and Restated Hurco Companies, Inc. 2016 Equity Incentive Plan, which, among other items, increased the aggregate number of shares that may be issued under the 2016 Equity Plan by 850,000 shares.

The Compensation Committee of our Board of Directors has the authority to determine the officers, directors and key employees who will be granted awards under the 2016 Equity Plan; designate the number of shares subject to each award; determine the terms and conditions upon which awards will be granted; and prescribe the form and terms of award agreements. We have granted restricted shares and performance units under the 2016 Equity Plan that are currently outstanding.  We previously granted stock options under the 2008 Equity Plan; none of which remained outstanding as of October 31, 2023.  The market value of a share of our common stock, for purposes of the 2016 Equity Plan, is the closing sale price as reported by the Nasdaq Global Select Market on the date in question or, if not a trading day, on the last preceding trading date.

A summary of the status of the stock options as of October 31, 2023, 2022, and 2021, and the related activity for the year is as follows:

	Shares Under	Weighted Average Grant
	Option	Date Fair Value
Balance October 31, 2020	33,307	$22.09
Granted	—	—
Cancelled	—	—
Expired	—	—
Exercised	(16,311)	$21.45
Balance October 31, 2021	16,996	$22.71
Granted	—	—
Cancelled	—	—
Expired	—	—
Exercised	(5,437)	21.45
Balance October 31, 2022	11,559	$23.30
Granted	—	—
Cancelled	—	—
Expired	—	—
Exercised	(11,559)	23.30
Balance October 31, 2023	—	$—

The total intrinsic value of stock options exercised during the twelve months ended October 31, 2023, 2022, and 2021, was approximately $0, $9,000, and $179,000, respectively.

As of October 31, 2023, no stock options remained outstanding.

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

On March 11, 2021, the Compensation Committee granted a total of 9,708 shares of time-based restricted stock to our non-employee directors. The restricted shares vested in full one year from the date of grant provided the recipient remained on the board of directors through that date. The grant date fair value of the restricted shares was based on the closing sales price of our common stock on the grant date, which was $37.06 per share.

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

On November 12, 2020, the Compensation Committee granted a total of 11,531 shares of time-based restricted stock to our non-executive employees. The restricted shares vested in thirds over three years from the date of grant provided the recipient remained employed through that date. The grant date fair value of the restricted shares was based upon the closing sales price of our common stock on the date of grant, which was $29.30 per share.

A reconciliation of our restricted stock and PSU activity and related information is as follows:

		Weighted Average Grant
	Number of Shares	Date Fair Value
Unvested at October 31, 2022	273,103	$32.90
Shares or units granted	146,954	26.40
Shares or units vested	(49,874)	36.23
Shares or units cancelled	(39,916)	40.22
Shares withheld	(11,950)	37.84
Unvested at October 31, 2023	318,317	$28.27

During fiscal years 2023, 2022, and 2021, we recorded approximately $2.7 million, $2.7 million, and $2.8 million, respectively, of stock–based compensation expense related to grants under the 2016 Equity Plan. As of October 31, 2023, there was an estimated $3.5 million of total unrecognized stock–based compensation cost that we expect to recognize by the end of the first quarter of fiscal year 2026.

9.     RELATED PARTY TRANSACTIONS

As of October 31, 2023, we owned approximately 35% of the outstanding shares of a Taiwanese–based contract manufacturer, Hurco Automation, Ltd. (“HAL”). HAL’s scope of activities includes the design, manufacture, sales, and distribution of industrial automation products, software systems, and related components, including control systems and components produced under contract for sale exclusively to us. We are accounting for this investment using the equity method. The investment of $5.1 million and $5.0 million at October 31, 2023 and 2022, respectively, is included in Investments and other assets, net on the Consolidated Balance Sheets. Purchases of controls from HAL amounted to $10.2 million, $10.5 million, and $8.7 million in fiscal years 2023, 2022, and 2021, respectively. Sales of control component parts to HAL were $92,000, $321,000, and $262,000 for the fiscal years ended October 31, 2023, 2022, and 2021, respectively. Trade payables to HAL were $1.1 million and $1.9 million at October 31, 2023 and 2022, respectively. Trade receivables from HAL were $36,000 and $34,000 at October 31, 2023 and 2022, respectively.

Summary unaudited financial information for HAL’s operations and financial condition is as follows (in thousands):

	2023	2022	2021
Net Sales	$13,025	$14,171	$12,361
Gross Profit	2,224	2,397	2,011
Operating Income	1,025	1,053	216
Net Income	2,007	2,528	802

Current Assets	$13,669	$15,018	$14,695
Non–current Assets	7,115	6,430	6,850
Current Liabilities	3,385	4,998	5,339
Non-current Liabilities	2,027	1,619	1,850

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

11.     GUARANTEES AND PRODUCT WARRANTIES

From time to time, our subsidiaries guarantee third party payment obligations in connection with the sale of machines to customers that use financing. We follow FASB guidance for accounting for guarantees (codified in ASC 460). As of October 31, 2023, we had nine outstanding third party payment guarantees totaling approximately $1.0 million. The terms of these guarantees are consistent with the underlying customer financing terms. Upon shipment of a machine, the customer assumes the risk of ownership. The customer does not obtain title, however, until it has paid for the machine. A retention of title clause allows us to recover the machine if the customer defaults on the financing. We accrue liabilities under these guarantees at fair value, which amounts are insignificant.

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

	2023	2022	2021
Balance, beginning of period	$1,426	$1,516	$1,200
Provision for warranties during the period	2,629	2,915	2,948
Charges to the reserve	(2,792)	(2,877)	(2,643)
Impact of foreign currency translation	31	(128)	11
Balance, end of period	$1,294	$1,426	$1,516

The decrease in our warranty reserve from October 31, 2022 to October 31, 2023 was primarily due to a decrease in the number of machines under warranty from decreased sales volume in fiscal year 2023.  The decrease in our warranty reserve from October 31, 2021 to October 31, 2022 was primarily due to the impact of foreign currencies when translating foreign reserves to US. dollars for financial reporting purposes.

12.     LEASES

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

We record a right-of-use asset and lease liability on our Consolidated Balance Sheets for all leases that, at the commencement date, have a lease term of more than 12 months and are classified as operating leases.

We recorded total operating lease expense for the fiscal years ended October 31, 2023, 2022, and 2021 of $5.2 million, $5.1 million, and $5.2 million, respectively, which is classified within Cost of sales and service and Selling, general and administrative expenses within the Consolidated Statements of Operations.  Operating lease expense includes short-term leases and variable lease payments, which are immaterial.  There has been no cost to obtain leases capitalized on the Consolidated Balance Sheets as of October 31, 2023.

The following table summarizes supplemental cash flow information and non-cash activity related to operating leases for fiscal years 2023 and 2022 (in thousands):

	2023	2022
Operating cash flow information:
Cash paid for amounts included in the measurement of lease liabilities	$4,770	$4,457
Noncash information:
Right-of-use assets obtained in exchange for new operating lease liabilities	$7,485	$3,577

The following table summarizes the maturities of undiscounted cash flows of lease commitments reconciled to the total lease liability as of October 31, 2023 (in thousands):

2024	$4,027
2025	2,600
2026	1,663
2027	1,467
2028	1,340
2029 and thereafter	1,123
Total	12,220
Less: Imputed interest	(902)
Present value of operating lease liabilities	$11,318

As of October 31, 2023, the weighted-average remaining term of our lease portfolio was approximately 4.4 years, and the weighted-average discount rate was approximately 3.2%.

13.     QUARTERLY FINANCIAL INFORMATION (Unaudited)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2023 (In thousands, except per share data)
Sales and service fees	$54,682	$53,819	$53,201	$66,105
Gross profit	12,718	12,583	13,448	17,419
Gross profit margin	23%	23%	25%	26%
Selling, general and administrative expenses	11,484	11,592	12,436	14,040
Operating income	1,234	991	1,012	3,379
Provision for income taxes	610	291	385	1,079
Net income	1,330	377	260	2,422
Income per common share – basic	$0.20	$0.06	$0.04	$0.37
Income per common share – diluted	$0.20	$0.06	$0.04	$0.36

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2022 (In thousands, except per share data)
Sales and service fees	$66,887	$62,825	$57,640	$63,462
Gross profit	16,907	15,602	14,399	17,570
Gross profit margin	25%	25%	25%	28%
Selling, general and administrative expenses	11,697	12,515	12,647	14,872
Operating income	5,210	3,087	1,752	2,698
Provision for income taxes	1,643	893	488	628
Net income	3,535	2,029	1,238	1,424
Income per common share – basic	$0.53	$0.30	$0.19	$0.22
Income per common share – diluted	$0.53	$0.30	$0.18	$0.22

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

We principally sell our products through approximately 180 independent agents and distributors throughout the Americas, Europe, and Asia. Our line is the primary line for the majority of our distributors globally, even though some may carry competitive products. We also have our own direct sales and service organizations in China, the Czech Republic, France, Germany, India, Italy, the Netherlands, Poland, Singapore, Taiwan, the United Kingdom, and certain areas of the United States, which are among the world's principal machine tool consuming countries. During fiscal year 2023, no distributor accounted for more than 5% of our sales and service fees. In fiscal year 2023, approximately 61% of our revenues were from customers located outside of the Americas, and no single end-user of our products accounted for more than 5% of our total sales and service fees.

The following table sets forth the contribution of each of our product groups and services to our total sales and service fees during each of the past three fiscal years (in thousands):

Net Sales and Service Fees by Product Category

	Year ended October 31,
	2023	2022	2021
Computerized Machine Tools	$188,335	$211,804	$198,602
Computer Control Systems and Software †	2,805	2,634	2,528
Service Parts	28,439	28,219	26,425
Service Fees	8,228	8,157	7,640
Total	$227,807	$250,814	$235,195

†      Amounts shown do not include computer control systems and software sold as an integrated component of computerized machine systems.

The following table sets forth revenues by geographic area, based on customer location, for each of the past three fiscal years (in thousands):

	Year Ended October 31,
	2023	2022	2021
United States of America	$83,747	$92,050	$83,218
Canada	3,827	3,996	2,636
Central & South Americas	1,839	1,279	989
Total Americas	89,413	97,325	86,843

Germany	30,468	42,026	37,584
United Kingdom	29,704	26,629	30,314
Italy	15,554	16,499	12,718
France	11,851	14,291	14,252
Other Europe	28,204	24,437	21,467
Total Europe	115,781	123,882	116,335

China	7,529	10,293	14,284
India	6,016	6,578	3,654
Other Asia Pacific	7,858	11,975	12,393
Total Asia Pacific	21,403	28,846	30,331

Other Foreign	1,210	761	1,686
Grand Total	$227,807	$250,814	$235,195

Long–lived tangible assets, net by geographic area, were (in thousands):

	As of October 31,
	2023	2022	2021
United States of America	$7,072	$5,628	$6,104
Foreign countries	4,034	4,941	6,640
	$11,106	$10,569	$12,744

Net assets by geographic area were (in thousands):

	As of October 31,
	2023	2022	2021
Americas	$70,649	$87,476	$84,385
Europe	81,730	67,797	80,769
Asia Pacific	69,852	67,371	73,265
	$222,231	$222,644	$238,419

15.     NEW ACCOUNTING PRONOUNCEMENTS

There have been no significant changes in the Company’s critical accounting policies and estimates during the fiscal year ended October 31, 2023.

Item 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.CONTROLS AND PROCEDURES

Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2023, pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of the evaluation date.

There have been no changes in our internal control over financial reporting that occurred during the fourth quarter of the fiscal year ended October 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The attestation report of our independent registered public accounting firm on our internal control over financial reporting is included in this report under Item 8. Financial Statements and Supplementary Data. Our management’s annual report on internal control over financial reporting is included in this report immediately preceding Item 8.

Item 9B.OTHER INFORMATION

Trading Arrangements

During the three months ended October 31, 2023, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any non-Rule 10b5-1 trading arrangement (as defined in the Securities and Exchange Commission’s rules).

Stock Price Performance Graph

The graph below matches the cumulative 5-year total return of holders of Hurco Companies, Inc.'s common stock with the cumulative total returns of the Russell 2000 index, the Nasdaq Global Select index and a customized peer group of eighteen companies that includes: Ampco-Pittsburgh Corporation, Broadwind, Inc., Douglas Dynamics, Inc., DMC Global Inc., The Eastern Company, Energy Recovery, Inc., FARO Technologies, Inc., Graham Corporation, Helios Technologies, Inc., Key Tronic Corporation, The L.S. Starrett Company, Omega Flex, Inc., Onto Innovation Inc., Proto Labs, Inc., Transcat, Inc., Twin Disc, Incorporated, UFP Technologies, Inc., and Vishay Precision Group, Inc. The graph assumes that the value of the investment in our common stock, in each index, and in the peer group (including reinvestment of dividends) was $100 on October 31, 2018 and tracks it through October 31, 2023.

	10/31/18	10/31/19	10/31/20	10/31/21	10/31/22	10/31/23

Hurco Companies, Inc.	100.00	86.52	75.56	83.58	60.95	54.08
Russell 2000	100.00	104.90	104.76	157.98	128.69	117.67
Nasdaq Global Select	100.00	116.33	153.60	213.01	147.66	178.95
Peer Group	100.00	98.02	104.86	142.55	110.36	118.05

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Item 9C.DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

PART III

Item 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated herein by reference to the definitive proxy statement for our 2024 annual meeting of shareholders except that the information required by Item 10 regarding our executive officers is included herein under the caption “Information about our Executive Officers” at the end of Part I.

Item 11.EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the definitive proxy statement for our 2024 annual meeting of shareholders.

Item 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated herein by reference to the definitive proxy statement for our 2024 annual meeting of shareholders.

Item 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to the definitive proxy statement for our 2024 annual meeting of shareholders.

Item 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference to the definitive proxy statement for our 2024 annual meeting of shareholders.

PART IV

Item 15.EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)    1.    Financial Statements. The following consolidated financial statements of the Company are included herein under Item 8 of Part II:

2.     Financial Statement Schedule. The following financial statement schedule is included in this Item.

Schedule II – Valuation and Qualifying Accounts and Reserves

for the Years Ended October 31, 2023, 2022 and 2021

(Dollars in thousands)

		Charged to/
		(Recovered
	Balance at	from)	Charged			Balance
	Beginning	Costs and	to Other			at End
Description	of Period	Expenses	Accounts	Deductions		of Period
Allowance for doubtful accounts for the year ended:
October 31, 2023	$1,486	$79	$—	$47	(1)	$1,518
October 31, 2022	$1,645	$(74)	$—	$85	(1)	$1,486
October 31, 2021	$1,401	$268	$—	$24	(1)	$1,645

Income tax valuation allowance for the year ended:
October 31, 2023	$1,754	$249	$—	$193		$1,810
October 31, 2022	$1,871	$502	$—	$619		$1,754
October 31, 2021	$2,164	$49	$—	$342		$1,871
(1)	Receivable write–offs.

All other financial statement schedules are omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

(b)Exhibits

EXHIBITS INDEX

Exhibits Filed. The following exhibits are filed with this report:

19.1	Hurco Companies, Inc. Insider Trading Policy
21.1	Subsidiaries of the Registrant.
23.1	Consent of Independent Registered Public Accounting Firm, RSM US LLP.
31.1	Certification by the Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
31.2	Certification by the Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
32.1	Certification by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Hurco Companies, Inc. Compensation Recovery Policy
101

The following information from the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 31, 2023, formatted in Inline XBRL: (i) Consolidated Statements of Operations; (ii) Consolidated Statements of Comprehensive Income (Loss); (iii) Consolidated Balance Sheets; (iv) Consolidated Statements of Cash Flows; (v) Consolidated Statements of Changes in Shareholders’ Equity; (vi) Notes to Consolidated Financial Statements; and (vii) information set forth under “Trading Arrangements” in Part II, Item 9B.

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

10.18

Fifth Amendment to Credit Agreement, dated as of December 19, 2023, to the Credit Agreement, dated as of December 31, 2018, among Hurco Companies, Inc. and Hurco B.V., as the Borrowers, certain subsidiaries party thereto, as the Guarantors, and Bank of America, N.A., as the Lender, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed December 22, 2023.

*	The indicated exhibit is a management contract, compensatory plan, or arrangement required to be listed by Item 601 of Regulation S-K.

Item 16.FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, this 5th day of January, 2024.

HURCO COMPANIES, INC.

By:	/s/ Sonja K. McClelland
Sonja K. McClelland
Executive Vice President, Treasurer and
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature and Title(s)	Date

/s/ Gregory S. Volovic	January 5, 2024
Gregory S. Volovic
Chief Executive Officer, President and Director of Hurco Companies, Inc.
(Principal Executive Officer)

/s/ Sonja K. McClelland	January 5, 2024
Sonja K. McClelland
Executive Vice President, Treasurer and
Chief Financial Officer of Hurco Companies, Inc.
(Principal Financial Officer)

/s/ HaiQuynh Jamison	January 5, 2024
HaiQuynh Jamison Corporate Controller of Hurco Companies, Inc. (Principal Accounting Officer)

/s/ Michael Doar	January 5, 2024
Michael Doar, Executive Chairman of the Board

/s/ Thomas A. Aaro	January 5, 2024
Thomas A. Aaro, Director

/s/ Cynthia Dubin	January 5, 2024
Cynthia Dubin, Director

/s/ Timothy J. Gardner	January 5, 2024
Timothy J. Gardner, Director

/s/ Jay C. Longbottom	January 5, 2024
Jay C. Longbottom, Director

/s/ Richard Porter	January 5, 2024
Richard Porter, Director

/s/ Janaki Sivanesan	January 5, 2024
Janaki Sivanesan, Director