Form 10-Q
period 2024-01-31
HURCO COMPANIES INC
filed 2024-03-08
CIK 315374

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

⌧   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended January 31, 2024 or

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

Large accelerated filer ◻	Accelerated filer ⌧
Non-accelerated filer ◻	Smaller reporting company ⌧
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

The number of shares of the Registrant’s common stock outstanding as of February 29, 2024 was 6,506,033.

HURCO COMPANIES, INC.

Form 10-Q Quarterly Report for Fiscal Quarter Ended January 31, 2024

PART I - FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

HURCO COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended
	January 31,
	2024	2023

	(unaudited)
Sales and service fees	$45,059	$54,682

Cost of sales and service	35,364	41,964

Gross profit	9,695	12,718

Selling, general and administrative expenses	11,515	11,484

Operating (loss) income	(1,820)	1,234

Interest expense	131	16

Interest income	156	52

Investment income, net	59	29

Other (expense) income, net	(513)	641

(Loss) income before income taxes	(2,249)	1,940

(Benefit) provision for income taxes	(601)	610

Net (loss) income	$(1,648)	$1,330

(Loss) income per common share

Basic	$(0.25)	$0.20
Diluted	$(0.25)	$0.20

Weighted average common shares outstanding

Basic	6,483	6,583
Diluted	6,483	6,622

Dividends paid per share	$0.16	$0.15

The accompanying notes are an integral part of the condensed consolidated financial statements.

HURCO COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Three Months Ended
	January 31,
	2024	2023

	(unaudited)
Net (loss) income	$(1,648)	$1,330

Other comprehensive income:

Translation gain of foreign currency financial statements	4,500	10,131

(Gain) / loss on derivative instruments reclassified into operations, net of tax of $64 and $(25), respectively	212	(82)

Gain / (loss) on derivative instruments, net of tax of $5 and $(48), respectively	18	(166)

Total other comprehensive income	4,730	9,883

Comprehensive income	$3,082	$11,213

The accompanying notes are an integral part of the condensed consolidated financial statements.

HURCO COMPANIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	January 31,	October 31,
	2024	2023
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$37,936	$41,784
Accounts receivable, net	33,131	39,965
Inventories, net	165,044	157,952
Derivative assets	768	740
Prepaid and other assets	10,204	7,789
Total current assets	247,083	248,230
Property and equipment:
Land	1,046	1,046
Building	7,387	7,387
Machinery and equipment	26,307	26,779
Leasehold improvements	4,662	4,473
	39,402	39,685
Less accumulated depreciation and amortization	(31,677)	(30,826)
Total property and equipment, net	7,725	8,859
Non–current assets:
Software development costs, less accumulated amortization	7,027	7,030
Intangible assets, net	931	994
Operating lease - right of use assets, net	12,016	10,971
Deferred income taxes	4,838	4,749
Investments and other assets	10,438	9,756
Total non–current assets	35,250	33,500
Total assets	$290,058	$290,589
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$28,052	$29,661
Customer deposits	3,906	2,827
Derivative liabilities	820	1,821
Operating lease liabilities	3,878	3,712
Accrued payroll and employee benefits	7,484	9,853
Accrued income taxes	1,590	1,713
Accrued expenses	3,845	4,092
Accrued warranty expenses	1,227	1,294
Total current liabilities	50,802	54,973
Non–current liabilities:
Deferred income taxes	69	83
Accrued tax liability	1,296	1,293
Operating lease liabilities	8,501	7,606
Deferred credits and other	4,833	4,403
Total non–current liabilities	14,699	13,385
Shareholders’ equity:
Preferred stock: no par value per share, 1,000,000 shares authorized; no shares issued	—	—
Common stock: no par value, $.10 stated value per share, 12,500,000 shares authorized; 6,613,595 and 6,553,673 shares issued and 6,506,033 and 6,462,138 shares outstanding, as of January 31, 2024 and October 31, 2023, respectively	651	646
Additional paid-in capital	61,936	61,665
Retained earnings	177,444	180,124
Accumulated other comprehensive loss	(15,474)	(20,204)
Total shareholders’ equity	224,557	222,231
Total liabilities and shareholders’ equity	$290,058	$290,589

The accompanying notes are an integral part of the condensed consolidated financial statements.

HURCO COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended
	January 31,
	2024	2023

	(unaudited)
Cash flows from operating activities:
Net (loss) income	$(1,648)	$1,330
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Provision for doubtful accounts	(71)	84
Deferred income taxes	(92)	152
Equity in loss (income) of affiliates	22	10
Foreign currency (gain) loss	512	(1,587)
Unrealized (gain) loss on derivatives	(656)	(388)
Depreciation and amortization	908	1,054
Stock–based compensation	591	770
Change in assets and liabilities:
(Increase) decrease in accounts receivable	7,528	5,751
(Increase) decrease in inventories	(2,496)	(2,984)
(Increase) decrease in prepaid expenses	(2,388)	(3,204)
Increase (decrease) in accounts payable	(2,519)	(5,244)
Increase (decrease) in customer deposits	1,021	815
Increase (decrease) in accrued expenses	(507)	(1,816)
Increase (decrease) in accrued payroll and employee benefits	(2,349)	(3,308)
Increase (decrease) in accrued income tax	(176)	401
Net change in derivative assets and liabilities	(58)	553
Other	(191)	(375)
Net cash provided by (used for) operating activities	(2,569)	(7,986)

Cash flows from investing activities:
Proceeds from sale of property and equipment	15	—
Purchase of property and equipment	(444)	(214)
Software development costs	(388)	(385)
Net cash provided by (used for) investing activities	(817)	(599)

Cash flows from financing activities:
Proceeds from exercise of common stock options	—	270
Dividends paid	(1,032)	(995)
Taxes paid related to net settlement of restricted shares	(315)	(313)
Stock repurchases	—	(743)
Net cash provided by (used for) financing activities	(1,347)	(1,781)

Effect of exchange rate changes on cash and cash equivalents	885	3,332

Net decrease in cash and cash equivalents	(3,848)	(7,034)

Cash and cash equivalents at beginning of period	41,784	63,922

Cash and cash equivalents at end of period	$37,936	$56,888

The accompanying notes are an integral part of the condensed consolidated financial statements.

HURCO COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands, except shares outstanding)

	Three Months Ended January 31, 2024 and 2023
					Accumulated
	Common Stock		Additional		Other
	Shares		Paid–in	Retained	Comprehensive
(unaudited)	Outstanding	Amount	Capital	Earnings	Income (Loss)	Total
Balances, October 31, 2022	6,566,994	$657	$63,635	$179,877	$(21,525)	$222,644
Net income (loss)	—	—	—	1,330	—	1,330
Other comprehensive income (loss)	—	—	—	—	9,883	9,883
Stock–based compensation expense, net of taxes withheld for vested restricted shares	35,960	4	457	—	—	461
Exercise of common stock options	11,559	1	269	—	—	270
Stock repurchases	(26,819)	(3)	(740)	—	—	(743)
Dividends paid	—	—	—	(995)	—	(995)
Balances, January 31, 2023	6,587,694	$659	$63,621	$180,212	$(11,642)	$232,850

Balances, October 31, 2023	6,462,138	$646	$61,665	$180,124	$(20,204)	$222,231
Net income (loss)	—	—	—	(1,648)	—	(1,648)
Other comprehensive income (loss)	—	—	—	—	4,730	4,730
Stock–based compensation expense, net of taxes withheld for vested restricted shares	43,895	5	271	—	—	276
Dividends paid	—	—	—	(1,032)	—	(1,032)
Balances, January 31, 2024	6,506,033	$651	$61,936	$177,444	$(15,474)	$224,557

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

We design, manufacture, and sell computerized (i.e., Computer Numeric Control (“CNC”)) machine tools, consisting primarily of vertical machining centers (mills) and turning centers (lathes), to companies in the metal cutting industry through a worldwide sales, service, and distribution network.  Although most of our computer control systems and software products are proprietary, they predominantly use industry standard personal computer components.  Our computer control systems and software products are primarily sold as integral components of our computerized machine tool products.  We also provide machine tool components, automation integration equipment and solutions for job shops, software options, control upgrades, accessories and replacement parts for our products, as well as customer service, training, and applications support.

The condensed consolidated financial information as of January 31, 2024 and for the first three months ended January 31, 2024 and January 31, 2023 is unaudited.  However, in our opinion, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary to present fairly our consolidated financial position, results of operations, changes in shareholders’ equity and cash flows for and at the end of the interim periods.  We suggest that you read these Condensed Consolidated Financial Statements in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended October 31, 2023.

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

Depending upon geographic location, after shipment, a machine may be installed at the customer’s facility by a distributor, independent contractor, or by one of our service technicians. In most instances, where a machine is sold through a distributor, we have no installation involvement. If sales are direct or through sales agents, we will typically complete the machine installation, which consists of the reassembly of certain parts that were removed for shipping and the re-testing of the machine to ensure that it is performing within the standard operating specifications. We consider the machine installation process for our three-axis machines to be inconsequential and immaterial within the context of the contract. For our five-axis machines and automation systems that we install, we estimate the fair value of the installation performance obligation and recognize that installation revenue over the period of the installation process.

From time to time, and depending upon geographic location, we may provide training or freight services. We consider these services to be immaterial within the context of the contract, as the value of these services typically does not rise to a material level as a component of the total contract value. Service fees from maintenance contracts are deferred and recognized in earnings over the term of the contract and are generally sold on a stand-alone basis. Customer discounts and estimated product returns are considered variable consideration and are recorded as a reduction of revenue in the same period that the related sales are recorded. We have reviewed the overall sales transactions for variable consideration and have determined that these amounts are not significant.

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

We had forward contracts outstanding as of January 31, 2024, denominated in Euros, Pounds Sterling, and New Taiwan Dollars with set maturity dates ranging from February 2024 through January 2025. The contract amounts, expressed at forward rates in U.S. dollars at January 31, 2024, were $11.9 million for Euros, $5.7 million for Pounds Sterling, and $20.2 million for New Taiwan Dollars. At January 31, 2024, we had an immaterial amount of gain, net of tax, related to cash flow hedges deferred in Accumulated other comprehensive income (loss). Included in this amount was $0.2 million of unrealized loss, net of tax, related to cash flow hedge instruments that remain subject to currency fluctuation risk. The majority of these deferred gains will be recorded as an adjustment to Cost of sales and service in periods through January 2025, when the corresponding inventory that is the subject of the related hedge contracts is sold, as described above.

We are also exposed to foreign currency exchange risk related to our investment in net assets in foreign countries. To manage this risk, we entered into a forward contract with a notional amount of €3.0 million in November 2023. We designated this forward contract as a hedge of our net investment in Euro denominated assets. We selected the forward method under FASB guidance related to the accounting for derivative instruments and hedging activities. The forward method requires all changes in the fair value of the contract to be reported as a cumulative translation adjustment in Accumulated other comprehensive income (loss), net of tax, in the same manner as the underlying hedged net assets. This forward contract matures in November 2024. As of January 31, 2024, we had a realized gain of $1.2 million and an immaterial amount of unrealized loss, net of tax, recorded as cumulative translation adjustments in Accumulated other comprehensive loss related to this forward contract.

Derivatives Not Designated as Hedging Instruments

We also enter into foreign currency forward exchange contracts to protect against the effects of foreign currency fluctuations on inter-company receivables, payables and loans denominated in foreign currencies. These derivative instruments are not designated as hedges under FASB guidance and, as a result, changes in their fair value are reported currently in Other (expense) income, net in the Condensed Consolidated Statements of Operations consistent with the transaction gain or loss on the related receivables and payables denominated in foreign currencies.

We had forward contracts outstanding as of January 31, 2024, denominated in Euros, Pounds Sterling, and New Taiwan Dollars with set maturity dates ranging from February 2024 through October 2024.  The contract amounts, expressed at forward rates in U.S. dollars at January 31, 2024, totaled $58.2 million.

Fair Value of Derivative Instruments

We recognize the fair value of derivative instruments as assets and liabilities on a gross basis on our Condensed Consolidated Balance Sheets. As of January 31, 2024 and October 31, 2023, all derivative instruments were recorded at fair value on our Condensed Consolidated Balance Sheets as follows (in thousands):

	January 31, 2024		October 31, 2023
	Balance Sheet	Fair	Balance Sheet	Fair
Derivatives	Location	Value	Location	Value
Designated as Hedging Instruments:
Foreign exchange forward contracts	Derivative assets	$276	Derivative assets	$363
Foreign exchange forward contracts	Derivative liabilities	$623	Derivative liabilities	$1,232

Not Designated as Hedging Instruments:
Foreign exchange forward contracts	Derivative assets	$492	Derivative assets	$377
Foreign exchange forward contracts	Derivative liabilities	$197	Derivative liabilities	$589

Effect of Derivative Instruments on the Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Changes in Shareholders’ Equity and Condensed Consolidated Statements of Operations

Derivative instruments had the following effects on our Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Changes in Shareholders’ Equity, and Condensed Consolidated Statements of Operations, net of tax, during the three months ended January 31, 2024 and 2023 (in thousands):

			Location of Gain	Amount of Gain
	Amount of Gain (Loss)		(Loss) Reclassified	(Loss) Reclassified
	Recognized in Other		from Other	from Other
	Comprehensive		Comprehensive	Comprehensive
Derivatives	Income (Loss)		Income (Loss)	Income (Loss)
	Three Months Ended			Three Months Ended
	January 31,			January 31,
	2024	2023		2024	2023
Designated as Hedging Instruments:
(Effective portion)
Foreign exchange forward contracts – Intercompany sales/purchases	$18	$(166)	Cost of sales and service	$(212)	$82
Foreign exchange forward contract – Net investment	$(55)	$(199)

We did not recognize any gains or losses as a result of hedges deemed ineffective for either of the three months ended January 31, 2024 or 2023. We recognized the following gains and losses in our Condensed Consolidated Statements of Operations during the three months ended January 31, 2024 and 2023 on derivative instruments not designated as hedging instruments (in thousands):

	Location of Gain
	(Loss) Recognized	Amount of Gain (Loss)
Derivatives	in Operations	Recognized in Operations
		Three Months Ended
		January 31,
		2024	2023
Not Designated as Hedging Instruments:
Foreign exchange forward contracts	Other (expense) income, net	$444	$(355)

The following table presents the changes in the components of Accumulated other comprehensive loss, net of tax, for the three months ended January 31, 2024 (in thousands):

	Foreign Currency	Cash Flow
	Translation	Hedges	Total
Balance, October 31, 2023	$(17,985)	$(2,219)	$(20,204)
Other comprehensive income (loss) before reclassifications	4,500	18	4,518
Reclassifications	—	212	212
Balance, January 31, 2024	$(13,485)	$(1,989)	$(15,474)

4.    EQUITY INCENTIVE PLAN

In March 2016, we adopted the Hurco Companies, Inc. 2016 Equity Incentive Plan (as amended, the “2016 Equity Plan”), which allows us to grant awards of stock options, stock appreciation rights, restricted stock, stock units and other stock-based awards.  The 2016 Equity Plan replaced the Hurco Companies, Inc. 2008 Equity Incentive Plan (the “2008 Equity Plan”) and is the only active plan under which equity awards may be made by us to our employees and non-employee directors.  No further awards will be made under our 2008 Equity Plan.  The total number of shares of our common stock that may be issued pursuant to awards under the 2016 Equity Plan was initially 856,048, which included 386,048 shares that remained available for future grants under the 2008 Equity Plan as of March 10, 2016, the date our shareholders approved the 2016 Equity Plan.  On March 10, 2022, our shareholders approved the Amended and Restated Hurco Companies, Inc. 2016 Equity Incentive Plan, which, among other items, increased the aggregate number of shares that may be issued under the 2016 Equity Plan by 850,000 shares.

The Compensation Committee of our Board of Directors has the authority to determine the officers, directors, and key employees who will be granted awards under the 2016 Equity Plan; designate the number of shares subject to each award; determine the terms and conditions upon which awards will be granted; and prescribe the form and terms of award agreements. We have granted restricted shares and performance stock units under the 2016 Equity Plan that are currently outstanding.  We previously granted stock options under the 2008 Equity Plan. No stock options remained outstanding as of January 31, 2024.  The market value of a share of our common stock, for purposes of the 2016 Equity Plan, is the closing sale price as reported by the Nasdaq Global Select Market on the date in question or, if not a trading day, on the last preceding trading date.

On January 4, 2024, the Compensation Committee approved a long-term incentive compensation arrangement for our executive officers in the form of time-based restricted shares and performance stock units (“PSUs”) under the 2016 Equity Plan, which will be payable in shares of our common stock if earned and vested. The awards were approximately 25% time-based vesting and approximately 75% performance-based vesting. The three-year performance period for the PSUs is fiscal year 2024 through fiscal year 2026.

On that date, the Compensation Committee granted a total of 36,574 shares of time-based restricted stock to our executive officers.  The restricted shares vest in thirds over three years from the date of grant provided the recipient remains employed through that date.  The grant date fair value of the restricted shares was based upon the closing sales price of our common stock on the date of grant, which was $21.53 per share.

On January 4, 2024, the Compensation Committee also granted a total target number of 58,520 PSUs to our executive officers designated as “PSU – NI”. These PSUs were weighted as approximately 40% of the overall 2024 executive long-term incentive compensation arrangement and will vest and be paid based upon the achievement of pre-established goals related to our average net income over the three-year period of fiscal 2024-2026. Participants will have the ability to earn between 50% of the target number of the PSUs – NI for achieving threshold performance and 200% of the target number of the PSUs – NI for achieving maximum performance. The grant date fair value of the PSUs – NI was based on the closing sales price of our common stock on grant date, which was $21.53 per PSU.

On January 4, 2024, the Compensation Committee also granted a total target number of 51,205 PSUs to our executive officers designated as “PSU –FCF”. These PSUs were weighted as approximately 35% of the overall 2024 executive long-term incentive compensation arrangement and will vest and be paid based upon the achievement of pre-established goals related to our average free cash flow over the three-year period of fiscal 2024-2026. Participants will have the ability to earn between 50% of the target number of the PSUs – FCF for achieving threshold performance and 200% of the target number of the PSUs – FCF for achieving maximum performance. The grant date fair value of the PSUs – FCF was based on the closing sales price of our common stock on the grant date, which was $21.53 per PSU.

On November 8, 2023, the Compensation Committee granted a total of 16,673 shares of time-based restricted stock to our non-executive employees. The restricted shares vest in thirds over three years from the date of grant provided the recipient remains employed through that date. The grant date fair value of the restricted shares was based upon the closing sales price of our common stock on the date of grant, which was $19.78 per share.

A reconciliation of our restricted stock and PSU activity and related information for the three-month period ended January 31, 2024 is as follows:

		Weighted Average Grant
	Number of Shares	Date Fair Value
Unvested at October 31, 2023	318,317	$28.27
Shares or units granted	162,972	21.35
Shares or units vested	(43,895)	27.92
Shares or units cancelled	(50,375)	27.97
Shares withheld	(14,579)	27.77
Unvested at January 31, 2024	372,440	$25.35

During the first three months of fiscal 2024 and 2023, we recorded approximately $0.6 million and $0.8 million, respectively, of stock-based compensation expense, related to grants under the 2016 Equity Plan. As of January 31, 2024, there was an estimated $5.8 million of total unrecognized stock-based compensation cost that we expect to recognize by the end of the first quarter of fiscal year 2027.

5.    EARNINGS PER SHARE

Per share results have been computed based on the average number of common shares outstanding over the period in question.  The computation of basic and diluted net income (loss) per share is determined using net income (loss) applicable to common shareholders as the numerator and the number of shares outstanding as the denominator as follows (in thousands, except per share amounts):

	Three Months Ended
	January 31,
	2024		2023
	Basic	Diluted	Basic	Diluted
Net (loss) income	$(1,648)	$(1,648)	$1,330	$1,330
Undistributed earnings allocated to participating shares	—	—	(18)	(18)
Net (loss) income applicable to common shareholders	$(1,648)	$(1,648)	$1,312	$1,312

Weighted average shares outstanding	6,483	6,483	6,583	6,583
Stock options and contingently issuable securities	—	—	—	39
	6,483	6,483	6,583	6,622
(Loss) income per share	$(0.25)	$(0.25)	$0.20	$0.20

6.    ACCOUNTS RECEIVABLE

Accounts receivable are net of provision for credit losses of $1.4 million and $1.5 million as of January 31, 2024 and October 31, 2023, respectively.

7.    INVENTORIES

Inventories, priced at the lower of cost (first-in, first-out method) or net realizable value, are summarized below (in thousands):

	January 31,	October 31,
	2024	2023
Purchased parts and sub–assemblies, net	$38,534	$37,161
Work–in–process	14,689	16,217
Finished goods	111,821	104,574
Inventories, net	$165,044	$157,952

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

We recorded total operating lease expense of $1.3 million for each of the three months ended January 31, 2024 and 2023, which is classified within Cost of sales and service and Selling, general and administrative expenses within the Condensed Consolidated Statements of Operations.  Operating lease expense includes short-term leases and variable lease payments which are immaterial.  There have been no lease costs capitalized on the Condensed Consolidated Balance Sheets as of January 31, 2024.

The following table summarizes supplemental cash flow information and non-cash activity related to operating leases for the three months ended January 31, 2024 and 2023 (in thousands):

	Three Months Ended	Three Months Ended
	January 31, 2024	January 31, 2023
Operating cash flow information:
Cash paid for amounts included in the measurement of lease liabilities	$1,219	$1,240
Non-cash information:
Right-of-use assets obtained in exchange for new operating lease liabilities	$1,865	$1,699

The following table summarizes the maturities of undiscounted cash flows of lease commitments reconciled to the total lease liability as of January 31, 2024 (in thousands):

Remainder of 2024	$3,350
2025	3,094
2026	2,190
2027	1,783
2028	1,591
2029 and thereafter	1,310
Total	13,318
Less: Imputed interest	(939)
Present value of operating lease liabilities	$12,379

As of January 31, 2024, the weighted-average remaining term of our lease portfolio was approximately 4.2 years and the weighted-average discount rate was approximately 3.3%.

9.    SEGMENT INFORMATION

We operate in a single segment: industrial automation equipment.  We design, manufacture, and sell computerized (i.e., CNC) machine tools, consisting primarily of vertical machining centers (mills) and turning centers (lathes), to companies in the metal cutting industry through a worldwide sales, service and distribution network.  Although most of our computer control systems and software products are proprietary, they predominantly use industry standard personal computer components. Our computer control systems and software products are primarily sold as integral components of our computerized machine tool products.  We also provide machine tool components, automation integration equipment and solutions for job shops, software options, control upgrades, accessories and replacement parts for our products, as well as customer service, training, and applications support.

The following table sets forth sales and service fees by product group and services for the first fiscal quarter ended January 31, 2024 and 2023 (dollars in thousands):

	Three months ended January 31,
	2024	2023
Computerized Machine Tools	$35,772	$45,417
Computer Control Systems and Software †	583	524
Service Parts	6,643	6,691
Service Fees	2,061	2,050
Total	$45,059	$54,682

† Amounts shown do not include computer control systems and software sold as an integrated component of computerized machine tools.

10.    GUARANTEES AND PRODUCT WARRANTIES

From time to time, our subsidiaries guarantee third party payment obligations in connection with the sale of machines to customers that use financing. We follow FASB guidance for accounting for guarantees (codified in ASC 460 Guarantees). As of January 31, 2024, we had nine outstanding third party payment guarantees totaling approximately $1.0 million. The terms of these guarantees are consistent with the underlying customer financing terms. Upon shipment of a machine, the customer assumes the risk of ownership. The customer does not obtain title, however, until it has paid for the machine. A retention of title clause allows us to recover the machine if the customer defaults on the financing. We accrue liabilities under these guarantees at fair value, which amounts are insignificant.

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

	Three Months Ended
	January 31,
	2024	2023
Balance, beginning of period	$1,294	$1,426
Provision for warranties during the period	607	590
Charges to the reserve	(698)	(674)
Impact of foreign currency translation	24	65
Balance, end of period	$1,227	$1,407

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

As of January 31, 2024, our existing credit facilities consisted of a €1.5 million revolving credit facility in Germany, the 150 million New Taiwan Dollars Taiwan credit facility, the 32.5 million Chinese Yuan China credit facility, and the $40.0 million revolving credit facility under the 2018 Credit Agreement.

As of January 31, 2024, there were no borrowings under any of our credit facilities and there was approximately $51.0 million of available borrowing capacity thereunder.  There were also no borrowings under any of our credit facilities as of October 31, 2023.

12.  INCOME TAXES

Our provision for income taxes and effective tax rate is affected by the geographical composition of pre-tax income which includes jurisdictions with differing tax rates, conditional reduced tax rates, and other events that are not consistent from period to period, such as changes in income tax laws.

We recorded an income tax benefit during the first three months of fiscal 2024 of $0.6 million compared to income tax expense of $0.6 million for the same period in 2023. Our effective tax rate for the first three months of fiscal 2024 was 27%, compared to 31% in the corresponding prior year period. The year-over-year decrease in the effective tax rate was primarily due to changes in geographic mix of income and loss that includes jurisdictions with differing tax rates and a discrete item related to stock compensation.

Our unrecognized tax benefits were $0.2 million as of each of January 31, 2024 and October 31, 2023, and in each case included accrued interest.

We recognize accrued interest and penalties related to unrecognized tax benefits as components of income tax expense. As of January 31, 2024, the gross amount of interest accrued, reported in Accrued expenses, was approximately $47,000, which did not include the federal tax benefit of interest deductions.

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

In accordance with this guidance, the following table represents the fair value hierarchy for our financial assets and liabilities measured at fair value as of January 31, 2024 and October 31, 2023 (in thousands):

	Assets		Liabilities
	January 31, 2024	October 31, 2023	January 31, 2024	October 31, 2023
Level 1
Mutual Funds	$2,577	$2,217	$—	$—

Level 2
Derivatives	$768	$740	$820	$1,821

Included in Level 1 assets are mutual fund investments under a nonqualified deferred compensation plan. We estimate the fair value of these investments on a recurring basis using market prices that are readily available.

Included in Level 2 fair value measurements are derivative assets and liabilities related to gains and losses on foreign currency forward exchange contracts entered into with a third party. We estimate the fair value of these derivatives on a recurring basis using foreign currency exchange rates obtained from active markets. Derivative instruments are reported in the accompanying Condensed Consolidated Financial Statements at fair value. We have derivative financial instruments in the form of foreign currency forward exchange contracts as described in Note 3 of Notes to the Condensed Consolidated Financial Statements. The U.S. dollar equivalent notional amounts of these contracts were $99.3 million and $97.8 million at January 31, 2024 and October 31, 2023, respectively.

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

15.  NEW ACCOUNTING PRONOUNCEMENTS

New Accounting Pronouncements:

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to income tax disclosures, which aims to improve disclosures and presentation requirements to the transparency of the income tax disclosures by requiring consistent categories and greater disaggregation of information in the rate reconciliation and income taxes paid disaggregated by jurisdiction. The amendments will be effective for our fiscal year 2026, with the option to early adopt at any time prior to the effective date.  We are currently assessing the impact this new accounting guidance will have on our consolidated financial statements and disclosures.

There have been no other significant changes in the Company’s critical accounting policies and estimates during the three months ended January 31, 2024.

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) contains information intended to help provide an understanding of our financial condition and other related matters, including our liquidity, capital resources, and results of operations. The MD&A is provided as a supplement to, and should be read in conjunction with, our unaudited financial statements and the notes accompanying our unaudited financial statements appearing elsewhere in this report, as well as our audited financial statements, the accompanying notes and the MD&A included in our Annual Report on Form 10-K for the year ended October 31, 2023.

EXECUTIVE OVERVIEW

Hurco Companies, Inc. is an international, industrial technology company operating in a single segment.  We design, manufacture, and sell computerized (i.e., CNC) machine tools, consisting primarily of vertical machining centers (mills) and turning centers (lathes), to companies in the metal cutting industry through a worldwide sales, service and distribution network.  Although most of our computer control systems and software products are proprietary, they predominantly use industry standard personal computer components.  Our computer control systems and software products are primarily sold as integral components of our computerized machine tool products.  We also provide machine tool components, automation integration equipment and solutions for job shops, software options, control upgrades, accessories, and replacement parts for our products, as well as customer service and training and applications support.

The following overview is intended to provide a brief explanation of the principal factors that have contributed to our recent financial performance.  This overview is intended to be read in conjunction with the more detailed information included in our financial statements that appear elsewhere in this report.

The market for machine tools is international in scope. We have both significant foreign sales and significant foreign manufacturing operations.  During the first three months of fiscal 2024, approximately 50% of our revenues were attributable to customers in Europe, where we typically sell more of our higher-performance, higher-priced VMX series machines.  Additionally, approximately 13% of our revenues were attributable to customers in the Asia Pacific region, where we encounter greater pricing pressures.  We operate in a cyclical industry where sales and order trends often change periodically and can vary from region to region.

Sales and service fees in the first quarter of fiscal 2024 decreased by 18% compared to the first quarter of fiscal 2023.  This reduction in sales occurred primarily in the Americas and the Europe regions and was partially offset by an increase in sales in the Asia Pacific region.  Sales and service fees in the first quarter sales in fiscal 2023 benefitted from a particularly strong fiscal 2022 year-end backlog.  Orders in the first quarter of fiscal 2024 decreased by 6% from the same period in fiscal 2023, reflecting a decrease in orders in Europe, partially offset by increases in orders in the Americas and the Asia Pacific regions.

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

RESULTS OF OPERATIONS

Three Months Ended January 31, 2024 Compared to Three Months Ended January 31, 2023

Sales and Service Fees. Sales and service fees for the first quarter of fiscal year 2024 were $45.1 million, a decrease of $9.6 million, or 18%, compared to the corresponding prior year period, and included a favorable currency impact of $0.8 million, or 1%, when translating foreign sales to U.S. dollars for financial reporting purposes.

Sales and Service Fees by Geographic Region

The following table sets forth sales and service fees by geographic region for the first fiscal quarter ended January 31, 2024 and 2023 (dollars in thousands):

	Three Months Ended
	January 31,
	2024		2023		$ Change	% Change
Americas	$16,650	37%	$22,013	40%	$(5,363)	(24)%
Europe	22,750	50%	28,592	52%	(5,842)	(20)%
Asia Pacific	5,659	13%	4,077	8%	1,582	39%
Total	$45,059	100%	$54,682	100%	$(9,623)	(18)%

Sales in the Americas for the first quarter of fiscal year 2024 decreased by 24%, compared to the corresponding period in fiscal year 2023, primarily due to a decreased volume of shipments of Hurco, Milltronics, and Takumi machines. The decrease in sales was mostly attributable to decreased shipments of VM and toolroom machines, as well as lathes.

European sales for the first quarter of fiscal year 2024 decreased by 20%, compared to the corresponding period in fiscal year 2023, and included a favorable currency impact of 3%, when translating foreign sales to U.S. dollars for financial reporting purposes. The decrease in European sales for the first quarter of fiscal year 2024 was primarily attributable to a decreased volume of shipments of higher performance Hurco VMX machines and lathes in Germany, Italy, and the United Kingdom, a decreased volume of shipments of Milltronics machines in the European region, as well as a lower volume of sales of accessories manufactured by our wholly owned subsidiary LCM.

Asian Pacific sales for the first quarter of fiscal year 2024 increased by 39%, compared to the corresponding period in fiscal year 2023, and included an unfavorable currency impact of 2%, when translating foreign sales to U.S. dollars for financial reporting purposes. The increase in Asian Pacific sales primarily resulted from a higher volume of shipments of Hurco and Takumi machines in China, India, and Taiwan.

Sales and Service Fees by Product Category

The following table sets forth sales and service fees by product group and services for the first fiscal quarter ended January 31, 2024 and 2023 (dollars in thousands):

	Three Months Ended
	January 31,
	2024		2023		$ Change	% Change
Computerized Machine Tools	$35,772	79%	$45,417	83%	$(9,645)	(21)%
Computer Control Systems and Software †	583	1%	524	1%	59	11%
Service Parts	6,643	15%	6,691	12%	(48)	(1)%
Service Fees	2,061	5%	2,050	4%	11	1%
Total	$45,059	100%	$54,682	100%	$(9,623)	(18)%

† Amounts shown do not include computer control systems and software sold as an integrated component of computerized machine tools.

Sales of computerized machine tools for the first quarter of fiscal year 2024 decreased by 21%, compared to the corresponding prior year period, primarily due to a decreased volume of shipments of Hurco, Milltronics and Takumi machines in the Americas, Germany, Italy and the United Kingdom, and included a favorable currency impact of 1% when translating foreign sales to U.S. dollars for financial reporting purposes.  Sales of computer control systems and software for the first quarter of fiscal year 2024 increased by 11%, compared to the corresponding prior year period, due mainly to increased aftermarket software sales in the Americas and France, and included a favorable currency impact of 1% when translating foreign sales to U.S. dollars for financial reporting purposes.  Sales of service parts for the first quarter of fiscal year 2024 decreased by 1%, compared to the corresponding prior year period, primarily due to decreases in service parts sales in the Americas and the United Kingdom, partially offset by an increase in service parts sales in Germany, and included a favorable currency impact of 1% when translating foreign sales to U.S. dollars for financial reporting purposes. Services fees for the first quarter of fiscal year 2024 increased by 1%, compared to the corresponding prior year period, primarily due to the favorable currency impact when translating foreign sales to U.S. dollars for financial reporting purposes.

Orders.  Orders for the first quarter of fiscal year 2024 were $50.2 million, a decrease of $3.0 million, or 6%, compared to the corresponding period in fiscal year 2023, and included a favorable currency impact of $0.8 million, or 1%, when translating foreign orders to U.S. dollars.

The following table sets forth new orders booked by geographic region for the first fiscal quarter quarter ended January 31, 2024 and 2023 (dollars in thousands):

	Three Months Ended
	January 31,
	2024		2023		$ Change	% Change
Americas	$20,796	41%	$19,687	37%	$1,109	6%
Europe	23,535	47%	29,886	56%	(6,351)	(21)%
Asia Pacific	5,887	12%	3,657	7%	2,230	61%
Total	$50,218	100%	$53,230	100%	$(3,012)	(6)%

Orders in the Americas for the first quarter of fiscal year 2024 increased by 6%, compared to the corresponding period in fiscal year 2023, primarily due to increased customer demand for Hurco and Milltronics machines, particularly higher-performance VMX machines.

European orders for the first quarter of fiscal year 2024 decreased by 21%, compared to the corresponding prior year period, and included a favorable currency impact of 3%, when translating foreign orders to U.S. dollars. The decrease in orders was driven primarily by decreased customer demand for Hurco and Takumi machines in Germany, Italy, and the United Kingdom. The decreased Hurco demand was primarily attributable to reduced orders of VM machines, higher-performance VMX machines, and lathes.

Asian Pacific orders for the first quarter of fiscal year 2024 increased by 61%, compared to the corresponding prior year period, and included an unfavorable currency impact of 3%, when translating foreign orders to U.S. dollars. The increase in Asian Pacific orders was driven primarily by an increase in customer demand for Hurco and Takumi machines in China, India, and Taiwan.

Gross Profit. Gross profit for the first quarter of fiscal year 2024 was $9.7 million, or 22% of sales, compared to $12.7 million, or 23% of sales, for the corresponding prior year period. The year-over-year decrease in gross profit as a percentage of sales was primarily due to the lower volume of sales of vertical milling machines in the Americas and Europe where we typically sell more of our higher-performance VMX series machines and lathes. Additionally, gross profit was negatively impacted by the allocation of fixed costs over lower sales and production volumes.

Operating Expenses. Selling, general, and administrative expenses for the first quarter of fiscal year 2024 were $11.5 million, or 26% of sales, compared to $11.5 million, or 21% of sales, in the corresponding fiscal year 2023 period, and included an unfavorable currency impact of $0.2 million, when translating foreign expenses to U.S. dollars for financial reporting purposes. Selling, general, and administrative expenses as a percentage of sales increased in the first quarter of fiscal year 2024 compared to the first quarter of fiscal year 2023 due to the lower volume of sales year-over-year.

Operating Income/Loss. Operating loss for the first quarter of fiscal year 2024 was $1.8 million, compared to operating income of $1.2 million for the corresponding period in fiscal year 2023.  The change was primarily due to lower volume of sales of vertical milling machines and the negative impact of fixed costs on lower sales and production volumes.

Other (Expense) Income, Net.  Other expense, net for the first quarter of fiscal year 2024 was $0.5 million compared to other income, net of $0.6 million for the corresponding period in fiscal year 2023, due mainly to an increase in foreign currency exchange loss in the first quarter of fiscal year 2024 compared to the same period in fiscal year 2023.

Income Taxes. The effective tax rate for the first quarter of fiscal year 2024 was 27%, compared to 31% in the corresponding prior year period. The year-over-year decrease in the effective tax rate was primarily due to changes in geographic mix of income and loss that includes jurisdictions with differing tax rates and a discrete item related to stock compensation.

LIQUIDITY AND CAPITAL RESOURCES

At January 31, 2024, we had cash and cash equivalents of $37.9 million, compared to $41.8 million at October 31, 2023.  Approximately 22% of the $37.9 million of cash and cash equivalents was denominated in U.S. dollars.  The balance was attributable to our foreign operations and is held in the local currencies of our various foreign entities, subject to fluctuations in currency exchange rates. We do not believe that the indefinite reinvestment of these funds offshore impairs our ability to meet our domestic working capital needs.

Working capital was $196.3 million at January 31, 2024, compared to $193.3 million at October 31, 2023. The increase in working capital was primarily driven by increases in inventories, net and prepaid and other assets and decreases in accrued payroll and employee benefits and accounts payable, partially offset by decreases in cash and cash equivalents and accounts receivable, net.

Capital expenditures of $0.8 million during the first three months of fiscal year 2024 were primarily for capital improvements in existing facilities and software development costs.  We funded these expenditures with cash on hand.

On January 6, 2023, we announced a share repurchase program in an aggregate amount of up to $25.0 million. Repurchases under the program may be made in the open market or through privately negotiated transactions from time to time through November 10, 2024, subject to applicable laws, regulations, and contractual provisions. The program may be amended, suspended, or discontinued at any time and does not commit us to repurchase any shares of our common stock. During the first three months of fiscal year 2024, no shares were repurchased under that program, and $23.2 million was remaining available under the program as of January 31, 2024.

During the three months ended January 31, 2024, we paid cash dividends to our shareholders of $1.0 million. Future dividends are subject to approval of our Board of Directors and will depend upon many factors, including our results of operations, financial condition, capital requirements, regulatory and contractual restrictions, our business strategy and other factors deemed relevant by our Board of Directors from time to time.

On December 31, 2018, we and our subsidiary Hurco B.V. entered into the 2018 Credit Agreement with Bank of America, N.A., as the lender, which was subsequently amended on each of March 13, 2020, December 23, 2020, December 17, 2021, January 4, 2023 and December 19, 2023.  The 2018 Credit Agreement provides for an unsecured revolving credit and letter of credit facility in a maximum aggregate amount of $40.0 million. The 2018 Credit Agreement provides that the maximum amount of outstanding letters of credit at any one time may not exceed $10.0 million, the maximum amount of outstanding loans made to our subsidiary Hurco B.V. at any one time may not exceed $20.0 million, and the maximum amount of all outstanding loans denominated in alternative currencies at any one time may not exceed $20.0 million. Under the 2018 Credit Agreement, we and Hurco B.V. are borrowers, and certain of our other subsidiaries are guarantors. The scheduled maturity date of the 2018 Credit Agreement is December 31, 2025.

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

As of January 31, 2024, our existing credit facilities consisted of a €1.5 million revolving credit facility in Germany, the 150 million New Taiwan Dollars Taiwan credit facility, the 32.5 million Chinese Yuan China credit facility and the $40.0 million revolving credit facility under the 2018 Credit Agreement.  We had no debt or borrowings under any of our credit facilities at January 31, 2024.

At January 31, 2024, we had an aggregate of approximately $51.0 million available for borrowing under our credit facilities and were in compliance with all covenants relating thereto.

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

CRITICAL ACCOUNTING ESTIMATES

Our MD&A is based upon our condensed consolidated financial statements, which have been prepared in accordance with U.S. Generally Accepted Accounting Principles. The preparation of financial statements in conformity with those accounting principles requires us to make judgments and estimates that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Those judgments and estimates have a significant effect on the financial statements because they result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Actual results could differ from those estimates. Our critical accounting estimates, which are described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2023, are frequently evaluated as our judgment and estimates are based upon historical experience and on various other assumptions that we believe to be reasonable under the circumstances. During the first three months of fiscal year 2024, there were no material changes to our critical accounting estimates as described in the MD&A included in our Annual Report on Form 10-K for the year ended October 31, 2023.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

There have been no material changes related to our contractual obligations and commitments from the information provided in our Annual Report on Form 10-K for the fiscal year ended October 31, 2023.

OFF BALANCE SHEET ARRANGEMENTS

From time to time, our subsidiaries guarantee third party payment obligations in connection with the sale of machines to customers that use financing. We follow FASB guidance for accounting for guarantees (codified in ASC 460). As of January 31, 2024, we had nine outstanding third party payment guarantees totaling approximately $1.0 million. The terms of these guarantees are consistent with the underlying customer financing terms. Upon shipment of a machine, the customer assumes the risk of ownership. The customer does not obtain title, however, until the customer has paid for the machine. A retention of title clause allows us to recover the machine if the customer defaults on the financing. We accrue liabilities under these guarantees at fair value, which amounts are insignificant.

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

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Interest on borrowings under our bank credit agreements are tied to prevailing domestic and foreign interest rates. At January 31, 2024, we had no borrowings outstanding under any of our credit facilities.

Foreign Currency Exchange Risk

In the first three months of fiscal year 2024, we derived approximately 63% of our revenues from customers located outside of the Americas, where we invoiced and received payments in several foreign currencies. All of our computerized machine tools and computer control systems, as well as certain proprietary service parts, are sourced by our U.S.-based engineering and manufacturing division and re-invoiced to our foreign sales and service subsidiaries, primarily in their functional currencies.

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

Forward contracts for the sale or purchase of foreign currencies as of January 31, 2024, which are designated as cash flow hedges under FASB guidance related to accounting for derivative instruments and hedging activities, were as follows (in thousands, except weighted average forward rates):

				Contract Amount at
	Notional	Weighted		Forward Rates in
	Amount	Avg.		U.S. Dollars
Forward	in Foreign	Forward		Contract	January 31,
Contracts	Currency	Rate		Date	2024	Maturity Dates
Sale Contracts:
Euro	10,900	1.0900		11,881	11,900	Feb 2024 - Jan 2025
Sterling	4,450	1.2464		5,546	5,660	Feb 2024 - Jan 2025

Purchase Contracts:
New Taiwan Dollar	620,000	30.3653	*	20,418	20,250	Feb 2024 - Jan 2025

* New Taiwan Dollars per U.S. dollar

Forward contracts for the sale or purchase of foreign currencies as of January 31, 2024, which were entered into to protect against the effects of foreign currency fluctuations on receivables and payables denominated in foreign currencies and are not designated as hedges under FASB guidance, were as follows (in thousands, except weighted average forward rates):

				Contract Amount at
	Notional	Weighted		Forward Rates in
	Amount	Avg.		U.S. Dollars
Forward	in Foreign	Forward		Contract	January 31,
Contracts	Currency	Rate		Date	2024	Maturity Dates
Sale Contracts:
Euro	15,944	1.0965		17,482	17,335	Feb 2024 - Oct 2024
Sterling	289	1.2645		365	367	Feb 2024

Purchase Contracts:
New Taiwan Dollar	1,256,226	31.1269	*	40,358	40,456	Feb 2024 - Jun 2024

* New Taiwan Dollars per U.S. dollar

We are also exposed to foreign currency exchange risk related to our investment in net assets in foreign countries. To manage this risk, we have maintained a forward contract with a notional amount of €3.0 million. We designated this forward contract as a hedge of our net investment in Euro-denominated assets. We selected the forward method under FASB guidance related to the accounting for derivative instruments and hedging activities. The forward method requires all changes in the fair value of the contract to be reported as a cumulative translation adjustment in Accumulated other comprehensive income (loss), net of tax, in the same manner as the underlying hedged net assets. This forward contract matures in November 2024. As of January 31, 2024, we had a realized gain of $1.2 million and an immaterial amount of unrealized loss, net of tax, recorded as cumulative translation adjustments in Accumulated other comprehensive loss related to the hedging of our net investment in Euro-denominated assets. Forward contracts for the sale or purchase of foreign currencies as of January 31, 2024, which are designated as net investment hedges under this guidance were as follows (in thousands, except weighted average forward rates):

	Notional	Weighted	Contract Amount at Forward Rates in
	Amount	Avg.	U.S. Dollars
Forward	in Foreign	Forward	Contract	January 31,	Maturity
Contracts	Currency	Rate	Date	2024	Date
Sale Contracts:
Euro	3,000	1.0823	3,247	3,292	Nov 2024

Item 4.    CONTROLS AND PROCEDURES

We conducted an evaluation under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2024, pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of the evaluation date.

There were no changes in our internal control over financial reporting during the three months ended January 31, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.    RISK FACTORS

There have been no material changes from the risk factors disclosed in Part I, Item 1A – Risk Factors in our Annual Report on Form 10-K for the year ended October 31, 2023.

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not repurchase any shares of our common stock in the first quarter of fiscal 2024.

Item 5.    OTHER INFORMATION

During the period covered by this report, the Audit Committee of our Board of Directors engaged our independent registered public accounting firm to perform non-audit, tax planning services. This disclosure is made pursuant to Section 10A(i)(2) of the Exchange Act, as added by Section 202 of the Sarbanes-Oxley Act of 2002.

During the three months ended January 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any non-Rule 10b5-1 trading arrangement (as defined in the Securities and Exchange Commission’s rules).

Item 6.    EXHIBITS

EXHIBIT INDEX

3.1	Amended and Restated Articles of Incorporation of the Registrant, incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended January 31, 1997.

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

101

The following information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2024, formatted in Inline XBRL: (i) Condensed Consolidated Statements of Operations; (ii) Condensed Consolidated Statements of Comprehensive Income (Loss); (iii) Condensed Consolidated Balance Sheets; (iv) Condensed Consolidated Statements of Cash Flows; (v) Condensed Consolidated Statements of Changes in Shareholders’ Equity; and (vi) Notes to Condensed Consolidated Financial Statements; and (vii) information regarding trading arrangements set forth in Part II, Item 5.

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
March 8, 2024