Form 10-Q
period 2024-04-30
HURCO COMPANIES INC
filed 2024-06-07
CIK 315374

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

⌧   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended April 30, 2024 or

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

The number of shares of the Registrant’s common stock outstanding as of May 31, 2024 was 6,523,259.

HURCO COMPANIES, INC.

Form 10-Q Quarterly Report for Fiscal Quarter Ended April 30, 2024

PART I - FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

HURCO COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2024	2023	2024	2023

	(unaudited)		(unaudited)
Sales and service fees	$45,172	$53,819	$90,231	$108,501

Cost of sales and service	37,153	41,236	72,517	83,200

Gross profit	8,019	12,583	17,714	25,301

Selling, general and administrative expenses	11,461	11,592	22,976	23,076

Operating (loss) income	(3,442)	991	(5,262)	2,225

Interest expense	136	55	267	71

Interest income	164	85	320	137

Investment income, net	8	7	67	36

Other (expense) income, net	(476)	(360)	(989)	281

(Loss) income before income taxes	(3,882)	668	(6,131)	2,608

Provision (benefit) for income taxes	40	291	(561)	901

Net (loss) income	$(3,922)	$377	$(5,570)	$1,707

(Loss) income per common share

Basic	$(0.61)	$0.06	$(0.86)	$0.26
Diluted	$(0.61)	$0.06	$(0.86)	$0.26

Weighted average common shares outstanding

Basic	6,518	6,486	6,500	6,536
Diluted	6,518	6,516	6,500	6,570

Dividends paid per share	$0.16	$0.16	$0.32	$0.31

The accompanying notes are an integral part of the condensed consolidated financial statements.

HURCO COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2024	2023	2024	2023

	(unaudited)		(unaudited)
Net (loss) income	$(3,922)	$377	$(5,570)	$1,707

Other comprehensive (loss) income:

Translation (loss) gain of foreign currency financial statements	(3,984)	(470)	516	9,661

(Gain) / loss on derivative instruments reclassified into operations, net of tax (expense) / benefit of $121, $(15), $185, and $(40), respectively	407	(50)	619	(132)

Gain / (loss) on derivative instruments, net of tax expense / (benefit) of $(192), $(255), $(187) and $(303), respectively	(640)	(847)	(622)	(1,013)

Total other comprehensive (loss) income	(4,217)	(1,367)	513	8,516

Comprehensive (loss) income	$(8,139)	$(990)	$(5,057)	$10,223

The accompanying notes are an integral part of the condensed consolidated financial statements.

HURCO COMPANIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	April 30,	October 31,
	2024	2023
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$37,542	$41,784
Accounts receivable, net	27,052	39,965
Inventories, net	163,806	157,952
Derivative assets	365	740
Prepaid and other assets	10,209	7,789
Total current assets	238,974	248,230
Property and equipment:
Land	1,046	1,046
Building	7,387	7,387
Machinery and equipment	25,843	26,779
Leasehold improvements	4,523	4,473
	38,799	39,685
Less accumulated depreciation and amortization	(31,453)	(30,826)
Total property and equipment, net	7,346	8,859
Non–current assets:
Software development costs, less accumulated amortization	6,985	7,030
Intangible assets, net	860	994
Operating lease - right of use assets, net	11,490	10,971
Deferred income taxes	4,880	4,749
Investments and other assets	10,291	9,756
Total non–current assets	34,506	33,500
Total assets	$280,826	$290,589
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$27,356	$29,661
Customer deposits	3,244	2,827
Derivative liabilities	2,578	1,821
Operating lease liabilities	3,658	3,712
Accrued payroll and employee benefits	7,592	9,853
Accrued income taxes	1,190	1,713
Accrued expenses	4,660	4,092
Accrued warranty expenses	1,121	1,294
Total current liabilities	51,399	54,973
Non–current liabilities:
Deferred income taxes	61	83
Accrued tax liability	698	1,293
Operating lease liabilities	8,189	7,606
Deferred credits and other	4,902	4,403
Total non–current liabilities	13,850	13,385
Shareholders’ equity:
Preferred stock: no par value per share, 1,000,000 shares authorized; no shares issued	—	—
Common stock: no par value, $.10 stated value per share, 12,500,000 shares authorized; 6,636,473 and 6,553,673 shares issued and 6,523,259 and 6,462,138 shares outstanding, as of April 30, 2024 and October 31, 2023, respectively	652	646
Additional paid-in capital	62,155	61,665
Retained earnings	172,461	180,124
Accumulated other comprehensive loss	(19,691)	(20,204)
Total shareholders’ equity	215,577	222,231
Total liabilities and shareholders’ equity	$280,826	$290,589

The accompanying notes are an integral part of the condensed consolidated financial statements.

HURCO COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2024	2023	2024	2023

	(unaudited)		(unaudited)
Cash flows from operating activities:
Net (loss) income	$(3,922)	$377	$(5,570)	$1,707
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Provision for doubtful accounts	11	(22)	(60)	62
Deferred income taxes	(49)	149	(141)	301
Equity in (income) loss of affiliates	(109)	(232)	(87)	(222)
Foreign currency (gain) loss	(1,118)	(656)	(606)	(2,243)
Unrealized (gain) loss on derivatives	1,895	438	1,239	50
Depreciation and amortization	882	1,050	1,790	2,104
Stock–based compensation	220	750	811	1,524
Change in assets and liabilities:	—	—
(Increase) decrease in accounts receivable	5,708	203	13,236	5,954
(Increase) decrease in inventories	(1,247)	(7,487)	(3,743)	(10,471)
(Increase) decrease in prepaid expenses	(24)	548	(2,412)	(2,656)
Increase (decrease) in accounts payable	183	7,450	(2,336)	2,206
Increase (decrease) in customer deposits	(628)	(102)	393	713
Increase (decrease) in accrued expenses	988	(111)	481	(1,927)
Increase (decrease) in accrued payroll and employee benefits	91	504	(2,258)	(2,804)
Increase (decrease) in accrued income tax	(368)	(1,381)	(544)	(980)
Increase (decrease) in accrued tax liability	(598)	—	(595)	—
Net change in derivative assets and liabilities	(48)	47	(106)	600
Other	12	(574)	(182)	(953)
Net cash provided by (used for) operating activities	1,879	951	(690)	(7,035)

Cash flows from investing activities:
Proceeds from sale of property and equipment	10	1	25	1
Purchase of property and equipment	(130)	(443)	(574)	(657)
Software development costs	(349)	(364)	(737)	(749)
Other investments	117	273	117	273
Net cash provided by (used for) investing activities	(352)	(533)	(1,169)	(1,132)

Cash flows from financing activities:
Proceeds from exercise of common stock options	—	—	—	270
Dividends paid	(1,061)	(1,039)	(2,093)	(2,034)
Taxes paid related to net settlement of restricted shares	—	—	(315)	(313)
Stock repurchases	—	(3,866)		(4,609)
Net cash provided by (used for) financing activities	(1,061)	(4,905)	(2,408)	(6,686)

Effect of exchange rate changes on cash and cash equivalents	(860)	(246)	25	3,086

Net decrease in cash and cash equivalents	(394)	(4,733)	(4,242)	(11,767)

Cash and cash equivalents at beginning of period	37,936	56,888	41,784	63,922

Cash and cash equivalents at end of period	$37,542	$52,155	$37,542	$52,155

The accompanying notes are an integral part of the condensed consolidated financial statements.

HURCO COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands, except shares outstanding)

	Three Months Ended April 30, 2024 and 2023
					Accumulated
	Common Stock		Additional		Other
	Shares		Paid–in	Retained	Comprehensive
(unaudited)	Outstanding	Amount	Capital	Earnings	Income (Loss)	Total
Balances, January 31, 2023	6,587,694	$659	$63,621	$180,212	$(11,642)	$232,850
Net income (loss)	—	—	—	377	—	377
Other comprehensive income (loss)	—	—	—	—	(1,367)	(1,367)
Stock–based compensation expense, net of taxes withheld for vested restricted shares	13,914	1	749	—	—	750
Exercise of common stock options	—	—	—	—	—	—
Stock repurchases	(139,470)	(14)	(3,852)	—	—	(3,866)
Dividends paid	—	—	—	(1,039)	—	(1,039)
Balances, April 30, 2023	6,462,138	$646	$60,518	$179,550	$(13,009)	$227,705

Balances, January 31, 2024	6,506,033	$651	$61,936	$177,444	$(15,474)	$224,557
Net income (loss)	—	—	—	(3,922)	—	(3,922)
Other comprehensive income (loss)	—	—	—	—	(4,217)	(4,217)
Stock–based compensation expense, net of taxes withheld for vested restricted shares	17,226	1	219	—	—	220
Dividends paid	—	—	—	(1,061)	—	(1,061)
Balances, April 30, 2024	6,523,259	$652	$62,155	$172,461	$(19,691)	$215,577

	Six Months Ended April 30, 2024 and 2023
					Accumulated
	Common Stock		Additional		Other
	Shares		Paid–in	Retained	Comprehensive
(unaudited)	Outstanding	Amount	Capital	Earnings	Income (Loss)	Total
Balances, October 31, 2022	6,566,994	$657	$63,635	$179,877	$(21,525)	$222,644
Net income (loss)	—	—	—	1,707	—	1,707
Other comprehensive income (loss)	—	—	—	—	8,516	8,516
Stock–based compensation expense, net of taxes withheld for vested restricted shares	49,874	5	1,206	—	—	1,211
Exercise of common stock options	11,559	1	269	—	—	270
Stock repurchases	(166,289)	(17)	(4,592)	—	—	(4,609)
Dividends paid	—	—	—	(2,034)	—	(2,034)
Balances, April 30, 2023	6,462,138	$646	$60,518	$179,550	$(13,009)	$227,705

Balances, October 31, 2023	6,462,138	$646	$61,665	$180,124	$(20,204)	$222,231
Net income (loss)	—	—	—	(5,570)	—	(5,570)
Other comprehensive income (loss)	—	—	—	—	513	513
Stock–based compensation expense, net of taxes withheld for vested restricted shares	61,121	6	490	—	—	496
Dividends paid	—	—	—	(2,093)	—	(2,093)
Balances, April 30, 2024	6,523,259	$652	$62,155	$172,461	$(19,691)	$215,577

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

The condensed consolidated financial information as of April 30, 2024 and for the three and six months ended April 30, 2024 and April 30, 2023 is unaudited.  However, in our opinion, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary to present fairly our consolidated financial position, results of operations, changes in shareholders’ equity and cash flows for and at the end of the interim periods.  We suggest that you read these Condensed Consolidated Financial Statements in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended October 31, 2023.

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

We had forward contracts outstanding as of April 30, 2024, denominated in Euros, Pounds Sterling, and New Taiwan Dollars with set maturity dates ranging from May 2024 through April 2025. The contract amounts, expressed at forward rates in U.S. dollars at April 30, 2024, were $8.7 million for Euros, $4.4 million for Pounds Sterling, and $16.8 million for New Taiwan Dollars. At April 30, 2024, we had $0.6 million of loss, net of tax, related to cash flow hedges deferred in Accumulated other comprehensive income (loss). Included in this amount was $0.6 million of unrealized loss, net of tax, related to cash flow hedge instruments that remain subject to currency fluctuation risk. The majority of these deferred gains will be recorded as an adjustment to Cost of sales and service in periods through April 2025, when the corresponding inventory that is the subject of the related hedge contracts is sold, as described above.

We are also exposed to foreign currency exchange risk related to our investment in net assets in foreign countries. To manage this risk, we entered into a forward contract with a notional amount of €3.0 million in November 2023. We designated this forward contract as a hedge of our net investment in Euro denominated assets. We selected the forward method under FASB guidance related to the accounting for derivative instruments and hedging activities. The forward method requires all changes in the fair value of the contract to be reported as a cumulative translation adjustment in Accumulated other comprehensive income (loss), net of tax, in the same manner as the underlying hedged net assets. This forward contract matures in November 2024. As of April 30, 2024, we had a realized gain of $1.2 million and an immaterial amount of unrealized gain, net of tax, recorded as cumulative translation adjustments in Accumulated other comprehensive loss related to this forward contract.

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

We had forward contracts outstanding as of April 30, 2024, denominated in Euros, Pounds Sterling, and New Taiwan Dollars with set maturity dates ranging from May 2024 through October 2024.  The contract amounts, expressed at forward rates in U.S. dollars at April 30, 2024, totaled $54.1 million.

Fair Value of Derivative Instruments

We recognize the fair value of derivative instruments as assets and liabilities on a gross basis on our Condensed Consolidated Balance Sheets. As of April 30, 2024 and October 31, 2023, all derivative instruments were recorded at fair value on our Condensed Consolidated Balance Sheets as follows (in thousands):

	April 30, 2024		October 31, 2023
	Balance Sheet	Fair	Balance Sheet	Fair
Derivatives	Location	Value	Location	Value
Designated as Hedging Instruments:
Foreign exchange forward contracts	Derivative assets	$186	Derivative assets	$363
Foreign exchange forward contracts	Derivative liabilities	$955	Derivative liabilities	$1,232

Not Designated as Hedging Instruments:
Foreign exchange forward contracts	Derivative assets	$179	Derivative assets	$377
Foreign exchange forward contracts	Derivative liabilities	$1,623	Derivative liabilities	$589

Effect of Derivative Instruments on the Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Changes in Shareholders’ Equity and Condensed Consolidated Statements of Operations

Derivative instruments had the following effects on our Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Changes in Shareholders’ Equity, and Condensed Consolidated Statements of Operations, net of tax, during the three months ended April 30, 2024 and 2023 (in thousands):

			Location of Gain	Amount of Gain
	Amount of Gain (Loss)		(Loss) Reclassified	(Loss) Reclassified
	Recognized in Other		from Other	from Other
	Comprehensive		Comprehensive	Comprehensive
Derivatives	Income (Loss)		Income (Loss)	Income (Loss)
	Three Months Ended			Three Months Ended
	April 30,			April 30,
	2024	2023		2024	2023
Designated as Hedging Instruments:
(Effective portion)
Foreign exchange forward contracts – Intercompany sales/purchases	$(640)	$(847)	Cost of sales and service	$(407)	$50
Foreign exchange forward contract – Net investment	$46	$(25)

We did not recognize any gains or losses as a result of hedges deemed ineffective for either of the three months ended April 30, 2024 or 2023. We recognized the following gains and losses in our Condensed Consolidated Statements of Operations during the three months ended April 30, 2024 and 2023 on derivative instruments not designated as hedging instruments (in thousands):

	Location of Gain
	(Loss) Recognized	Amount of Gain (Loss)
Derivatives	in Operations	Recognized in Operations
		Three Months Ended
		April 30,
		2024	2023
Not Designated as Hedging Instruments:
Foreign exchange forward contracts	Other (expense) income, net	$(1,854)	$(1,109)

The following table presents the changes in the components of Accumulated other comprehensive loss, net of tax, for the three months ended April 30, 2024 (in thousands):

	Foreign Currency	Cash Flow
	Translation	Hedges	Total
Balance, January 31, 2024	$(13,485)	$(1,989)	$(15,474)
Other comprehensive income (loss) before reclassifications	(3,984)	(640)	(4,624)
Reclassifications	—	407	407
Balance, April 30, 2024	$(17,469)	$(2,222)	$(19,691)

Derivative instruments had the following effects on our Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Changes in Shareholders’ Equity, and Condensed Consolidated Statements of Operations, net of tax, during the six months ended April 30, 2024 and 2023 (in thousands):

			Location of Gain	Amount of Gain
	Amount of Gain (Loss)		(Loss) Reclassified	(Loss) Reclassified
	Recognized in Other		from Other	from Other
	Comprehensive		Comprehensive	Comprehensive
	Income (Loss)		Income (Loss)	Income (Loss)
	Six Months Ended			Six Months Ended
	April 30,			April 30,
Derivatives	2024	2023		2024	2023
Designated as Hedging Instruments:
(Effective Portion)
Foreign exchange forward contracts – Intercompany sales/purchases	$(622)	$(1,013)	Cost of sales and service	$(619)	$132
Foreign exchange forward contract – Net investment	$(9)	$(224)

We did not recognize any gains or losses as a result of hedges deemed ineffective for either of the six months ended April 30, 2024 or 2023. We recognized the following gains and losses in our Condensed Consolidated Statements of Operations during the six months ended April 30, 2024 and 2023 on derivative instruments not designated as hedging instruments (in thousands):

	Location of Gain
	(Loss) Recognized	Amount of Gain (Loss)
Derivatives	in Operations	Recognized in Operations
		Six Months Ended
		April 30,
Derivatives		2024	2023
Not Designated as Hedging Instruments:
Foreign exchange forward contracts	Other (expense) income, net	$(1,410)	$(1,464)

The following table presents the changes in the components of Accumulated other comprehensive loss, net of tax, for the six months ended April 30, 2024 (in thousands):

	Foreign	Cash
	Currency	Flow
	Translation	Hedges	Total
Balance, October 31, 2023	$(17,985)	$(2,219)	$(20,204)
Other comprehensive income (loss) before reclassifications	516	(622)	(106)
Reclassifications	—	619	619
Balance, April 30, 2024	$(17,469)	$(2,222)	$(19,691)

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

The Compensation Committee of our Board of Directors has the authority to determine the officers, directors, and key employees who will be granted awards under the 2016 Equity Plan; designate the number of shares subject to each award; determine the terms and conditions upon which awards will be granted; and prescribe the form and terms of award agreements. We have granted restricted shares and performance stock units under the 2016 Equity Plan that are currently outstanding.  We previously granted stock options under the 2008 Equity Plan. No stock options remained outstanding as of April 30, 2024.  The market value of a share of our common stock, for purposes of the 2016 Equity Plan, is the closing sale price as reported by the Nasdaq Global Select Market on the date in question or, if not a trading day, on the last preceding trading date.

On March 14, 2024, the Compensation Committee granted a total of 22,878 shares of time-based restricted stock to our non-employee directors. The restricted shares vest in full one year from the date of grant provided the recipient remains on the board of directors through that date. The grant date fair value of the restricted shares was based on the closing sales price of our common stock on the grant date, which was $20.98 per share.

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

A reconciliation of our restricted stock and PSU activity and related information for the six-month period ended April 30, 2024 is as follows:

		Weighted Average Grant
	Number of Shares	Date Fair Value
Unvested at October 31, 2023	318,317	$28.27
Shares or units granted	185,850	21.31
Shares or units vested	(61,121)	27.90
Shares or units cancelled	(50,375)	27.97
Shares withheld	(14,579)	27.77
Unvested at April 30, 2024	378,092	$24.97

During the first six months of fiscal 2024 and 2023, we recorded approximately $0.8 million and $1.5 million, respectively, of stock-based compensation expense, related to grants under the 2016 Equity Plan. As of April 30, 2024, there was an estimated $3.7 million of total unrecognized stock-based compensation cost that we expect to recognize by the end of the first quarter of fiscal year 2027.

5.    EARNINGS PER SHARE

Per share results have been computed based on the average number of common shares outstanding over the period in question.  The computation of basic and diluted net income (loss) per share is determined using net income (loss) applicable to common shareholders as the numerator and the number of shares outstanding as the denominator as follows (in thousands, except per share amounts):

	Three Months Ended				Six Months Ended
	April 30,				April 30,
	2024		2023		2024		2023
	Basic	Diluted	Basic	Diluted	Basic	Diluted	Basic	Diluted
Net (loss) income	$(3,922)	$(3,922)	$377	$377	$(5,570)	$(5,570)	$1,707	$1,707
Undistributed earnings allocated to participating shares	—	—	(5)	(5)	—	—	(24)	(24)
Net (loss) income applicable to common shareholders	$(3,922)	$(3,922)	$372	$372	$(5,570)	$(5,570)	$1,683	$1,683

Weighted average shares outstanding	6,518	6,518	6,486	6,486	6,500	6,500	6,536	6,536
Stock options and contingently issuable securities	—	—	—	30	—	—	—	34
	6,518	6,518	6,486	6,516	6,500	6,500	6,536	6,570
(Loss) income per share	$(0.61)	$(0.61)	$0.06	$0.06	$(0.86)	$(0.86)	$0.26	$0.26

6.    ACCOUNTS RECEIVABLE

Accounts receivable is net of provision for credit losses of $1.5 million as of each of April 30, 2024 and October 31, 2023.

7.    INVENTORIES

Inventories, priced at the lower of cost (first-in, first-out method) or net realizable value, are summarized below (in thousands):

	April 30,	October 31,
	2024	2023
Purchased parts and sub–assemblies, net	$38,778	$37,161
Work–in–process	15,628	16,217
Finished goods	109,400	104,574
Inventories, net	$163,806	$157,952

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

We recorded total operating lease expenses of $1.5 million and $1.3 million for the three months ended April 30, 2024 and 2023, respectively and $2.8 million and $2.6 million for the six months ended April 30, 2024 and 2023, respectively, which are classified within Cost of sales and service and Selling, general and administrative expenses within the Condensed Consolidated Statements of Operations.  Operating lease expense includes short-term leases and variable lease payments that are immaterial.  There have been no lease costs capitalized on the Condensed Consolidated Balance Sheets as of April 30, 2024.

The following table summarizes supplemental cash flow information and non-cash activity related to operating leases for the three and six months ended April 30, 2024 and 2023 (in thousands):

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2024	2023	2024	2023
Operating cash flow information:
Cash paid for amounts included in the measurement of lease liabilities	$1,079	$1,271	$2,298	$2,511
Non-cash information:
Right-of-use assets obtained in exchange for new operating lease liabilities	$737	$673	$2,602	$2,372

The following table summarizes the maturities of undiscounted cash flows of lease commitments reconciled to the total lease liability as of April 30, 2024 (in thousands):

Remainder of 2024	$2,239
2025	3,272
2026	2,409
2027	1,916
2028	1,637
2029 and thereafter	1,319
Total	12,792
Less: Imputed interest	(945)
Present value of operating lease liabilities	$11,847

As of April 30, 2024, the weighted-average remaining term of our lease portfolio was approximately 4.3 years and the weighted-average discount rate was approximately 3.5%.

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

The following table sets forth sales and service fees by product group and services for the three and six months ended April 30, 2024 and 2023 (in thousands):

	Three Months Ended April 30,		Six Months Ended April 30,
	2024	2023	2024	2023
Computerized Machine Tools	$35,213	$43,929	$70,985	$89,346
Computer Control Systems and Software †	586	614	1,169	1,138
Service Parts	7,211	7,244	13,854	13,935
Service Fees	2,162	2,032	4,223	4,082
Total	$45,172	$53,819	$90,231	$108,501

† Amounts shown do not include computer control systems and software sold as an integrated component of computerized machine tools.

10.    GUARANTEES AND PRODUCT WARRANTIES

From time to time, our subsidiaries guarantee third party payment obligations in connection with the sale of machines to customers that use financing. We follow FASB guidance for accounting for guarantees (codified in ASC 460, Guarantees). As of April 30, 2024, we had nine outstanding third party payment guarantees totaling approximately $0.9 million. The terms of these guarantees are consistent with the underlying customer financing terms. Upon shipment of a machine, the customer assumes the risk of ownership. The customer does not obtain title, however, until it has paid for the machine. A retention of title clause allows us to recover the machine if the customer defaults on the financing. We accrue liabilities under these guarantees at fair value, which amounts are insignificant.

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

A reconciliation of the changes in our warranty reserve is as follows (in thousands):

	Six Months Ended
	April 30,
	2024	2023
Balance, beginning of period	$1,294	$1,426
Provision for warranties during the period	1,165	1,417
Charges to the reserve	(1,342)	(1,475)
Impact of foreign currency translation	4	67
Balance, end of period	$1,121	$1,435

The year-over-year decrease in our warranty reserve was primarily due to a lower volume of machines subject to warranty as machine sales levels decreased.

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

As of April 30, 2024, our existing credit facilities consisted of a €1.5 million revolving credit facility in Germany, the 150 million New Taiwan Dollars Taiwan credit facility, the 32.5 million Chinese Yuan China credit facility, and the $40.0 million revolving credit facility under the 2018 Credit Agreement.

As of April 30, 2024, there were no borrowings under any of our credit facilities and there was approximately $50.7 million of available borrowing capacity thereunder.  There were also no borrowings under any of our credit facilities as of October 31, 2023.

12.  INCOME TAXES

Our provision for income taxes and effective tax rate is affected by the geographical composition of pre-tax income which includes jurisdictions with differing tax rates, conditional reduced tax rates, and other events that are not consistent from period to period, such as changes in income tax laws.

We recorded an income tax benefit during the first six months of fiscal 2024 of $0.6 million compared to income tax expense of $0.9 million for the same period in 2023. Our effective tax rate for the first six months of fiscal 2024 was 9%, compared to 35% in the corresponding prior year period. The year-over-year decrease in the effective tax rate was primarily due to changes in geographic mix of income and loss that includes jurisdictions with differing tax rates, a discrete item related to stock compensation, and the impact of valuation allowances on an overall lower level of income before taxes.

Our unrecognized tax benefits were $189,000 as of April 30, 2024 and $182,000 as of October 31, 2023, and in each case included accrued interest.

We recognize accrued interest and penalties related to unrecognized tax benefits as components of income tax expense. As of April 30, 2024, the gross amount of interest accrued, reported in Accrued expenses, was approximately $51,000, which did not include the federal tax benefit of interest deductions.

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

In accordance with this guidance, the following table represents the fair value hierarchy for our financial assets and liabilities measured at fair value as of April 30, 2024 and October 31, 2023 (in thousands):

	Assets		Liabilities
	April 30, 2024	October 31, 2023	April 30, 2024	October 31, 2023
Level 1
Mutual Funds	$2,648	$2,217	$—	$—

Level 2
Derivatives	$365	$740	$2,578	$1,821

Included in Level 1 assets are mutual fund investments under a nonqualified deferred compensation plan. We estimate the fair value of these investments on a recurring basis using market prices that are readily available.

Included in Level 2 fair value measurements are derivative assets and liabilities related to gains and losses on foreign currency forward exchange contracts entered into with a third party. We estimate the fair value of these derivatives on a recurring basis using foreign currency exchange rates obtained from active markets. Derivative instruments are reported in the accompanying Condensed Consolidated Financial Statements at fair value. We have derivative financial instruments in the form of foreign currency forward exchange contracts as described in Note 3 of Notes to the Condensed Consolidated Financial Statements. The U.S. dollar equivalent notional amounts of these contracts were $90.0 million and $97.8 million at April 30, 2024 and October 31, 2023, respectively.

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

15.  NEW ACCOUNTING PRONOUNCEMENTS

New Accounting Pronouncements:

In December 2023, the FASB issued Accounting Standards Update (“ASU”) No. 2023-09, Income Taxes (Topic 740): Improvements to income tax disclosures, which aims to improve disclosures and presentation requirements to the transparency of the income tax disclosures by requiring consistent categories and greater disaggregation of information in the rate reconciliation and income taxes paid disaggregated by jurisdiction. The amendments will be effective for our fiscal year 2026, with the option to early adopt at any time prior to the effective date.  We are currently assessing the impact this new accounting guidance will have on our consolidated financial statements and disclosures.

There have been no other significant changes in the Company’s critical accounting policies and estimates during the six months ended April 30, 2024.

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

The market for machine tools is international in scope. We have both significant foreign sales and significant foreign manufacturing operations.  During the first six months of fiscal 2024, approximately 51% of our revenues were attributable to customers in Europe, where we typically sell more of our higher-performance, higher-priced VMX series machines.  Additionally, approximately 12% of our revenues were attributable to customers in the Asia Pacific region, where we encounter greater pricing pressures.  We operate in a cyclical industry where sales and order trends often change periodically and can vary from region to region.

During a year of global uncertainty and lower sales volumes, we turn our attention to adjusting overhead expenses and operating expenses to minimize the impact of the lower volumes of sales on operating income.  Additionally, we adjust and manage inventories (excluding the impact of foreign currency) and use that cashflow to manage our capital allocation strategies to continue investing in new technologies, product development and necessary capital expenditures to maximize cashflows without incurring any significant indebtedness as we continue to seek new acquisitions and other growth opportunities.  The cyclicality of our business requires that we exercise discipline in managing through unexpected changes in the markets and industries in which we operate.  Our long history of profitability and the strength of our balance sheet provide us with stability to manage through these business cycles and rely on our experience to make measured decisions for the long-term success of our business.

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

RESULTS OF OPERATIONS

Three Months Ended April 30, 2024 Compared to Three Months Ended April 30, 2023

Sales and Service Fees. Sales and service fees for the second quarter of fiscal year 2024 were $45.2 million, a decrease of $8.6 million, or 16%, compared to the corresponding prior year period, and included a favorable currency impact of $0.1 million, or less than 1%, when translating foreign sales to U.S. dollars for financial reporting purposes.

Sales and Service Fees by Geographic Region

The following table sets forth sales and service fees by geographic region for the second fiscal quarter ended April 30, 2024 and 2023 (dollars in thousands):

	Three Months Ended
	April 30,
	2024		2023		$ Change	% Change
Americas	$16,947	38%	$18,324	34%	$(1,377)	(8)%
Europe	22,720	50%	29,991	56%	(7,271)	(24)%
Asia Pacific	5,505	12%	5,504	10%	1	0%
Total	$45,172	100%	$53,819	100%	$(8,647)	(16)%

Sales in the Americas for the second quarter of fiscal year 2024 decreased by 8%, compared to the corresponding period in fiscal year 2023, primarily due to decreased shipments of Hurco machines.  The decrease in sales of Hurco machines was primarily attributable to decreased shipments of VM machines, partially offset by increased sales of higher-performing VMX and 5-axis machines.

European sales for the second quarter of fiscal year 2024 decreased by 24%, compared to the corresponding period in fiscal year 2023, and included a favorable currency impact of less than 1%, when translating foreign sales to U.S. dollars for financial reporting purposes. The year-over-year decrease in European sales was primarily attributable to a decreased volume of shipments of Hurco and Takumi machines in Germany, the United Kingdom, and Italy, as well as a decreased volume of shipments of electro-mechanical components and accessories manufactured by our wholly-owned subsidiary, LCM, partially offset by an increased volume of shipments of Hurco machines in France.

Asian Pacific sales for the second quarter of fiscal year 2024 were relatively unchanged compared to the corresponding prior year period, and included an unfavorable currency impact of 3%, when translating foreign sales to U.S. dollars for financial reporting purposes.  The second quarter of fiscal year 2024 increased sales of higher-performance VMX and 5-axis Hurco and Takumi machines in India, almost fully offset by reductions in shipment of Hurco and Takumi machines in China and Southeast Asia.

Sales and Service Fees by Product Category

The following table sets forth sales and service fees by product group and services for the second fiscal quarter ended April 30, 2024 and 2023 (dollars in thousands):

	Three Months Ended
	April 30,
	2024		2023		$ Change	% Change
Computerized Machine Tools	$35,213	78%	$43,929	82%	$(8,716)	(20)%
Computer Control Systems and Software †	586	1%	614	1%	(28)	(5)%
Service Parts	7,211	16%	7,244	13%	(33)	0%
Service Fees	2,162	5%	2,032	4%	130	6%
Total	$45,172	100%	$53,819	100%	$(8,647)	(16)%

† Amounts shown do not include computer control systems and software sold as an integrated component of computerized machine tools.

Sales of computerized machine tools for the second quarter of fiscal year 2024 decreased by 20%, compared to the corresponding prior year period, primarily due to a decreased volume of shipments of Hurco and Takumi machines in Germany, the United Kingdom, the Americas, China, and Italy, and included a favorable currency impact of less than 1% when translating foreign sales to U.S. dollars for financial reporting purposes. Sales of computer control systems and software for the second quarter of fiscal year 2024 decreased by 5%, compared to the corresponding prior year period, due mainly to decreased aftermarket control systems and software sales in the United Kingdom.  Service fees for the second quarter of fiscal year 2024 increased by 6%, compared to the corresponding prior year period, primarily due to increased aftermarket services performed in the United Kingdom and France.

Orders.  Orders for the second quarter of fiscal year 2024 were $44.2 million, a decrease of $16.0 million, or 27%, compared to the corresponding period in fiscal year 2023, and included a favorable currency impact of $0.1 million, or less than 1%, when translating foreign orders to U.S. dollars.

The following table sets forth new orders booked by geographic region for the second fiscal quarter ended April 30, 2024 and 2023 (dollars in thousands):

	Three Months Ended
	April 30,
	2024		2023		$ Change	% Change
Americas	$17,069	39%	$22,254	37%	$(5,185)	(23)%
Europe	23,873	54%	32,994	55%	(9,121)	(28)%
Asia Pacific	3,250	7%	4,975	8%	(1,725)	(35)%
Total	$44,192	100%	$60,223	100%	$(16,031)	(27)%

Orders in the Americas for the second quarter of fiscal year 2024 decreased by 23%, compared to the corresponding period in fiscal year 2023. The decrease in orders was primarily due to decreased customer demand for Hurco VM machines, partially offset by increased orders of higher-performing VMX and 5-axis machines.

European orders for the second quarter of fiscal year 2024 decreased by 28%, compared to the corresponding prior year period, and included a favorable currency impact of less than 1%, when translating foreign orders to U.S. dollars. The decrease in orders was driven primarily by decreased customer demand for Hurco and Takumi machines in Germany, the United Kingdom, and Italy, as well as decreased demand for electro-mechanical components and accessories manufactured by LCM, partially offset by increased customer demand for Hurco machines in France.

Asian Pacific orders for the second quarter of fiscal year 2024 decreased by 35%, compared to the corresponding prior year period, and included an unfavorable currency impact of 2%, when translating foreign orders to U.S. dollars. The decrease in Asian Pacific orders was driven primarily by decreased customer demand for Hurco and Takumi machines in China, India, and Southeast Asia.

Gross Profit. Gross profit for the second quarter of fiscal year 2024 was $8.0 million, or 18% of sales, compared to $12.6 million, or 23% of sales, for the corresponding prior year period. The year-over-year decrease in gross profit as a percentage of sales was primarily due to the lower volume of sales of higher-performance vertical milling machines in the Americas and Europe. Additionally, the second quarter of fiscal 2024 included decreases in average net selling prices for certain machines, designed to penetrate key markets and reduce inventories. The decreases in both sales volume and pricing unfavorably impacted gross profit in dollars and as a percentage of sales, reducing our leverage of fixed costs, in comparison to the same period in the prior year.

Operating Expenses. Selling, general, and administrative expenses for the second quarter of fiscal year 2024 were $11.5 million, or 25% of sales, compared to $11.6 million, or 22% of sales, in the corresponding fiscal year 2023 period, and included an unfavorable currency impact of less than $0.1 million, when translating foreign expenses to U.S. dollars for financial reporting purposes. Selling, general, and administrative expenses as a percentage of sales increased due to the lower volume of sales year-over-year.

Operating Income/Loss. Operating loss for the second quarter of fiscal year 2024 was $3.4 million, compared to operating income of $1.0 million for the corresponding period in fiscal year 2023.  The change was primarily due to a lower volume of sales of vertical milling machines and the negative impact of fixed costs on lower sales and production volumes.

Other (Expense) Income, Net.  Other expense, net for the second quarter of fiscal year 2024 was $0.5 million compared to $0.4 million for the corresponding period in fiscal year 2023, due mainly to a reduction in equity in income of affiliates in the second quarter of fiscal year 2024 compared to the same period in fiscal year 2023.

Income Taxes. The effective tax rate for the second quarter of fiscal year 2024 was (1)%, compared to 44% for the corresponding prior year period. The year-over-year decrease in the effective tax rate was primarily due to changes in geographic mix of income and loss that includes jurisdictions with differing tax rates, a discrete item related to stock compensation and the impact of valuation allowances on an overall lower level of income before taxes.

Six Months Ended April 30, 2024 Compared to Six Months Ended April 30, 2023

Sales and Service Fees. Sales and service fees for the first six months of fiscal year 2024 were $90.2 million, a decrease of $18.3 million, or 17%, compared to the corresponding prior year period, and included a favorable currency impact of $0.8 million, or less than 1%, when translating foreign sales to U.S. dollars for financial reporting purposes.

Sales and Service Fees by Geographic Region

The following table sets forth sales and service fees by geographic region for the six months ended April 30, 2024 and 2023 (dollars in thousands):

	Six Months Ended
	April 30,
	2024		2023		$ Change	% Change
Americas	$33,597	37%	$40,337	37%	$(6,740)	(17)%
Europe	45,470	51%	58,583	54%	(13,113)	(22)%
Asia Pacific	11,164	12%	9,581	9%	1,583	17%
Total	$90,231	100%	$108,501	100%	$(18,270)	(17)%

Sales in the Americas for the first six months of fiscal year 2024 decreased by 17%, compared to the corresponding period in fiscal year 2023, primarily due to decreased shipments of Hurco machines.  The decrease in sales of Hurco machines was primarily attributable to decreased shipments of VM machines, partially offset by increased sales of higher-performing VMX and 5-axis machines.

European sales for the first six months of fiscal year 2024 decreased by 22%, compared to the corresponding period in fiscal year 2023, and included a favorable currency impact of 2%, when translating foreign sales to U.S. dollars for financial reporting purposes.  The year-over-year decrease in European sales was primarily attributable to a decreased volume of shipments of Hurco and Takumi machines in Germany, the United Kingdom, and Italy, as well as decreased volume of shipments of electro-mechanical components and accessories manufactured by our wholly-owned subsidiary, LCM, partially offset by an increased volume of shipments of Hurco machines in France.

Asian Pacific sales for the first six months of fiscal year 2024 increased by 17%, compared to the corresponding prior year period, and included an unfavorable currency impact of 2%, when translating foreign sales to U.S. dollars for financial reporting purposes.  The year-over-year increase in Asian Pacific sales was primarily attributable to increased sales of higher-performance VMX and 5-axis Hurco and Takumi machines in India, partially offset by reductions in shipments of Hurco and Takumi machines in China and Southeast Asia.

Sales and Service Fees by Product Category

The following table sets forth sales and service fees by product group and services for the six months ended April 30, 2024 and 2023 (dollars in thousands):

	Six Months Ended
	April 30,
	2024		2023		$ Change	% Change
Computerized Machine Tools	$70,985	79%	$89,346	82%	$(18,361)	(21)%
Computer Control Systems and Software †	1,169	1%	1,138	1%	31	3%
Service Parts	13,854	15%	13,935	13%	(81)	(1)%
Service Fees	4,223	5%	4,082	4%	141	3%
Total	$90,231	100%	$108,501	100%	$(18,270)	(17)%

† Amounts shown do not include computer control systems and software sold as an integrated component of computerized machine tools.

Sales of computerized machine tools for the first six months of fiscal year 2024 decreased by 21%, compared to the corresponding prior year period, primarily due to a decreased volume of shipments of Hurco and Takumi machines in Germany, the Americas, Italy, and the United Kingdom, and included a favorable currency impact of less than 1% when translating foreign sales to U.S. dollars for financial reporting purposes. Sales of computer control systems and software for the first six months of fiscal year 2024 increased by 3%, compared to the corresponding prior year period, due mainly to increased aftermarket software sales in France.  Service fees for the first six months of fiscal year 2024 increased by 3%, compared to the corresponding prior year period, primarily due to increased aftermarket services performed in the United Kingdom and France.

Orders.  Orders for the first six months of fiscal year 2024 were $94.4 million, a decrease of $19.0 million, or 17%, compared to the corresponding period in fiscal year 2023, and included a favorable currency impact of $0.9 million, or less than 1%, when translating foreign orders to U.S. dollars.

The following table sets forth new orders booked by geographic region for the six months ended April 30, 2024 and 2023 (dollars in thousands):

	Six Months Ended
	April 30,
	2024		2023		$ Change	% Change
Americas	$37,865	40%	$41,941	37%	$(4,076)	(10)%
Europe	47,408	50%	62,880	55%	(15,472)	(25)%
Asia Pacific	9,137	10%	8,632	8%	505	6%
Total	$94,410	100%	$113,453	100%	$(19,043)	(17)%

Orders in the Americas for the first six months of fiscal year 2024 decreased by 10%, compared to the corresponding period in fiscal year 2023. The decrease in orders was primarily due to decreased customer demand for Hurco Hurco VM machines, partially offset by increased orders of higher-performing VMX and 5-axis machines.

European orders for the first six months of fiscal year 2024 decreased by 25%, compared to the corresponding prior year period, and included a favorable currency impact of 2%, when translating foreign orders to U.S. dollars. The year-over-year decrease was mainly due to decreased customer demand for Hurco machines across the European region where our customers are located and for electro-mechanical components and accessories manufactured by LCM.

Asian Pacific orders for the first six months of fiscal year 2024 increased by 6%, compared to the corresponding prior year period, and included an unfavorable currency impact of 2%, when translating foreign orders to U.S. dollars. The year-over-year increase in Asian Pacific orders was driven primarily by increased customer demand for Hurco machines in China and India, partially offset by decreased demand for Takumi machines in China.

Gross Profit. Gross profit for the first six months of fiscal year 2024 was $17.7 million, or 20% of sales, compared to $25.3 million, or 23% of sales, for the corresponding prior year period.  The year-over-year decrease in gross profit as a percentage of sales was primarily due to the lower volume of sales of higher-performance vertical milling machines in the Americas and Europe. Additionally, the second quarter of fiscal 2024 included changes in average net selling prices for certain machines to penetrate key markets and reduce inventories. Both the change in sales volume and pricing unfavorably impacted gross profit in dollars and as a percentage of sales, reducing our leverage of fixed costs, in comparison to the same period in prior year.

Operating Expenses. Selling, general, and administrative expenses for the first six months of fiscal year 2024 were $23.0 million, or 25% of sales, compared to $23.1 million, or 21% of sales, in the corresponding fiscal year 2023 period, and included an unfavorable currency impact of $0.2 million, when translating foreign expenses to U.S. dollars for financial reporting purposes. Selling, general, and administrative expenses as a percentage of sales increased due to the lower volume of sales year-over-year.

Operating Income/Loss. Operating loss for the first six months of fiscal year 2024 was $5.3 million, compared to operating income of $2.2 million for the corresponding period in fiscal year 2023.  The change was primarily due to a lower volume of sales of vertical milling machines and the negative impact of fixed costs on lower sales and production volumes.

Other (Expense) Income, Net.  Other expense, net for the first six months of fiscal year 2024 was $1.0 million compared to other income, net of $0.3 million for the corresponding period in fiscal year 2023, due mainly to an increase in foreign currency exchange loss in the first six months of fiscal year 2024 compared to the same period in fiscal year 2023.

Income Taxes. The effective tax rate for the first six months of fiscal year 2024 was 9%, compared to 35% for the corresponding prior year period. The year-over-year decrease in the effective tax rates was primarily due to changes in geographic mix of income and loss that includes jurisdictions with differing tax rates, a discrete item related to stock compensation and the impact of valuation allowances on an overall lower level of income before taxes.

LIQUIDITY AND CAPITAL RESOURCES

At April 30, 2024, we had cash and cash equivalents of $37.5 million, compared to $41.8 million at October 31, 2023.  Approximately 19% of the $37.5 million of cash and cash equivalents was denominated in U.S. dollars.  The balance was attributable to our foreign operations and is held in the local currencies of our various foreign entities, subject to fluctuations in currency exchange rates. We do not believe that the indefinite reinvestment of these funds offshore impairs our ability to meet our domestic working capital needs.

Working capital was $187.6 million at April 30, 2024, compared to $193.3 million at October 31, 2023. The decrease in working capital was primarily driven by decreases in accounts receivable, net and cash and cash equivalents, partially offset by increases in inventories, net and prepaid and other assets and decreases in accounts payable and accrued payroll and employee benefits.

Capital expenditures of $1.3 million during the first six months of fiscal year 2024 were primarily for capital improvements in existing facilities and software development costs.  We funded these expenditures with cash on hand.

On January 6, 2023, we announced a share repurchase program in an aggregate amount of up to $25.0 million. Repurchases under the program may be made in the open market or through privately negotiated transactions from time to time through November 10, 2024, subject to applicable laws, regulations, and contractual provisions. The program may be amended, suspended, or discontinued at any time and does not commit us to repurchase any shares of our common stock. During the first six months of fiscal year 2024, no shares were repurchased under that program, and $23.2 million remained available under the program as of April 30, 2024.

During the six months ended April 30, 2024, we paid cash dividends to our shareholders of $2.1 million. Future dividends are subject to approval of our Board of Directors and will depend upon many factors, including our results of operations, financial condition, capital requirements, regulatory and contractual restrictions, our business strategy and other factors deemed relevant by our Board of Directors from time to time.

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

As of April 30, 2024, our existing credit facilities consisted of a €1.5 million revolving credit facility in Germany, the 150 million New Taiwan Dollars Taiwan credit facility, the 32.5 million Chinese Yuan China credit facility and the $40.0 million revolving credit facility under the 2018 Credit Agreement.  We had no debt or borrowings under any of our credit facilities at April 30, 2024.

At April 30, 2024, we had an aggregate of approximately $50.7 million available for borrowing under our credit facilities and were in compliance with all covenants relating thereto.

We have an international cash pooling strategy that generally provides access to available cash deposits and credit facilities when needed in the U.S., Europe or Asia Pacific. We believe our access to cash pooling and our borrowing capacity under our credit facilities provide adequate liquidity to fund our global operations over the next twelve months and beyond, and allow us to remain committed to our strategic plan of product innovation, acquisitions, targeted penetration of developing markets, and a balanced capital allocation program.

We continue to receive and review information on businesses and assets for potential acquisition, including intellectual property assets that are available for purchase.

CRITICAL ACCOUNTING ESTIMATES

Our MD&A is based upon our condensed consolidated financial statements, which have been prepared in accordance with U.S. Generally Accepted Accounting Principles. The preparation of financial statements in conformity with those accounting principles requires us to make judgments and estimates that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Those judgments and estimates have a significant effect on the financial statements because they result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Actual results could differ from those estimates. Our critical accounting estimates, which are described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2023, are frequently evaluated as our judgment and estimates are based upon historical experience and on various other assumptions that we believe to be reasonable under the circumstances. During the first six months of fiscal year 2024, there were no material changes to our critical accounting estimates as described in the MD&A included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2023.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

There have been no material changes related to our contractual obligations and commitments from the information provided in our Annual Report on Form 10-K for the fiscal year ended October 31, 2023.

OFF BALANCE SHEET ARRANGEMENTS

From time to time, our subsidiaries guarantee third party payment obligations in connection with the sale of machines to customers that use financing. We follow FASB guidance for accounting for guarantees (codified in ASC 460). As of April 30, 2024, we had nine outstanding third party payment guarantees totaling approximately $0.9 million. The terms of these guarantees are consistent with the underlying customer financing terms. Upon shipment of a machine, the customer assumes the risk of ownership. The customer does not obtain title, however, until the customer has paid for the machine. A retention of title clause allows us to recover the machine if the customer defaults on the financing. We accrue liabilities under these guarantees at fair value, which amounts are insignificant.

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

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Interest on borrowings under our bank credit agreements are tied to prevailing domestic and foreign interest rates. At April 30, 2024, we had no borrowings outstanding under any of our credit facilities.

Foreign Currency Exchange Risk

In the first six months of fiscal year 2024, we derived approximately 63% of our revenues from customers located outside of the Americas, where we invoiced and received payments in several foreign currencies. All of our computerized machine tools and computer control systems, as well as certain proprietary service parts, are sourced by our U.S.-based engineering and manufacturing division and re-invoiced to our foreign sales and service subsidiaries, primarily in their functional currencies.

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

Forward contracts for the sale or purchase of foreign currencies as of April 30, 2024, which are designated as cash flow hedges under FASB guidance related to accounting for derivative instruments and hedging activities, were as follows (in thousands, except weighted average forward rates):

				Contract Amount at
	Notional	Weighted		Forward Rates in
	Amount	Avg.		U.S. Dollars
Forward	in Foreign	Forward		Contract	April 30,
Contracts	Currency	Rate		Date	2024	Maturity Dates
Sale Contracts:
Euro	8,100	1.0913		8,840	8,716	May 2024 - Apr 2025
Sterling	3,500	1.2516		4,381	4,382	May 2024 - Apr 2025

Purchase Contracts:
New Taiwan Dollar	540,000	30.5355	*	17,684	16,778	May 2024 - Apr 2025

* New Taiwan Dollars per U.S. dollar

Forward contracts for the sale or purchase of foreign currencies as of April 30, 2024, which were entered into to protect against the effects of foreign currency fluctuations on receivables and payables denominated in foreign currencies and are not designated as hedges under FASB guidance, were as follows (in thousands, except weighted average forward rates):

				Contract Amount at
	Notional	Weighted		Forward Rates in
	Amount	Avg.		U.S. Dollars
Forward	in Foreign	Forward		Contract	April 30,
Contracts	Currency	Rate		Date	2024	Maturity Dates
Sale Contracts:
Euro	13,507	1.0862		14,670	14,516	May 2024 - Oct 2024
Sterling	1,149	1.2512		1,438	1,437	May 2024

Purchase Contracts:
New Taiwan Dollar	1,234,395	31.0723	*	39,727	38,128	May 2024 - Sep 2024

* New Taiwan Dollars per U.S. dollar

We are also exposed to foreign currency exchange risk related to our investment in net assets in foreign countries. To manage this risk, we have maintained a forward contract with a notional amount of €3.0 million. We designated this forward contract as a hedge of our net investment in Euro-denominated assets. We selected the forward method under FASB guidance related to the accounting for derivative instruments and hedging activities. The forward method requires all changes in the fair value of the contract to be reported as a cumulative translation adjustment in Accumulated other comprehensive income (loss), net of tax, in the same manner as the underlying hedged net assets. This forward contract matures in November 2024. As of April 30, 2024, we had a realized gain of $1.2 million and an immaterial amount of unrealized gain, net of tax, recorded as cumulative translation adjustments in Accumulated other comprehensive loss related to the hedging of our net investment in Euro-denominated assets. Forward contracts for the sale or purchase of foreign currencies as of April 30, 2024, which are designated as net investment hedges under this guidance were as follows (in thousands, except weighted average forward rates):

	Notional	Weighted	Contract Amount at Forward Rates in
	Amount	Avg.	U.S. Dollars
Forward	in Foreign	Forward	Contract	April 30,	Maturity
Contracts	Currency	Rate	Date	2024	Date
Sale Contracts:
Euro	3,000	1.0823	3,247	3,232	Nov 2024

Item 4.    CONTROLS AND PROCEDURES

We conducted an evaluation under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2024, pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of the evaluation date.

There were no changes in our internal control over financial reporting during the three months ended April 30, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We did not repurchase any shares of our common stock in the second quarter of fiscal 2024.

Item 5.    OTHER INFORMATION

During the period covered by this report, the Audit Committee of our Board of Directors engaged our independent registered public accounting firm to perform non-audit, tax planning services. This disclosure is made pursuant to Section 10A(i)(2) of the Exchange Act, as added by Section 202 of the Sarbanes-Oxley Act of 2002.

During the three months ended April 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any non-Rule 10b5-1 trading arrangement (as defined in the Securities and Exchange Commission’s rules).

Item 6.    EXHIBITS

EXHIBIT INDEX

3.1	Amended and Restated Articles of Incorporation of the Registrant, as amended effective March 15, 2024.

3.2	Amended and Restated By-Laws of the Registrant as amended through March 15, 2024.

31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2024, formatted in Inline XBRL: (i) Condensed Consolidated Statements of Operations; (ii) Condensed Consolidated Statements of Comprehensive Income (Loss); (iii) Condensed Consolidated Balance Sheets; (iv) Condensed Consolidated Statements of Cash Flows; (v) Condensed Consolidated Statements of Changes in Shareholders’ Equity; (vi) Notes to Condensed Consolidated Financial Statements; and (vii) information regarding trading arrangements set forth in Part II, Item 5.

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
June 7, 2024