Form 10-Q
period 2024-07-31
HURCO COMPANIES INC
filed 2024-09-06
CIK 315374

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

⌧   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended July 31, 2024 or

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

The number of shares of the Registrant’s common stock outstanding as of August 30, 2024 was 6,449,494.

HURCO COMPANIES, INC.

Form 10-Q Quarterly Report for Fiscal Quarter Ended July 31, 2024

PART I - FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

HURCO COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2024	2023	2024	2023

	(unaudited)		(unaudited)
Sales and service fees	$42,651	$53,201	$132,882	$161,702

Cost of sales and service	34,808	39,753	107,325	122,953

Gross profit	7,843	13,448	25,557	38,749

Selling, general and administrative expenses	10,376	12,436	33,352	35,512

Operating (loss) income	(2,533)	1,012	(7,795)	3,237

Interest expense	159	88	426	159

Interest income	172	122	492	259

Investment income, net	59	11	126	47

Other (expense) income, net	(136)	(412)	(1,125)	(131)

(Loss) income before income taxes	(2,597)	645	(8,728)	3,253

Provision for income taxes	6,999	385	6,438	1,286

Net (loss) income	$(9,596)	$260	$(15,166)	$1,967

(Loss) income per common share

Basic	$(1.47)	$0.04	$(2.33)	$0.30
Diluted	$(1.47)	$0.04	$(2.33)	$0.30

Weighted average common shares outstanding

Basic	6,513	6,462	6,505	6,511
Diluted	6,513	6,469	6,505	6,538

Dividends paid per share	$—	$0.16	$0.32	$0.47

The accompanying notes are an integral part of the condensed consolidated financial statements.

HURCO COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2024	2023	2024	2023

	(unaudited)		(unaudited)
Net (loss) income	$(9,596)	$260	$(15,166)	$1,967

Other comprehensive (loss) income:

Translation (loss) gain of foreign currency financial statements	1,085	(1,315)	1,601	8,346

(Gain) / loss on derivative instruments reclassified into operations, net of tax (expense) / benefit of $112, $(35), $297, and $(75), respectively	373	(117)	992	(249)

Gain / (loss) on derivative instruments, net of tax expense / (benefit) of $(74), $(128), $(261) and $(430), respectively	(248)	(429)	(870)	(1,442)

Total other comprehensive (loss) income	1,210	(1,861)	1,723	6,655

Comprehensive (loss) income	$(8,386)	$(1,601)	$(13,443)	$8,622

The accompanying notes are an integral part of the condensed consolidated financial statements.

HURCO COMPANIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	July 31,	October 31,
	2024	2023
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$36,054	$41,784
Accounts receivable, net	25,128	39,965
Inventories, net	164,170	157,952
Derivative assets	83	740
Prepaid and other assets	7,777	7,789
Total current assets	233,212	248,230
Property and equipment:
Land	1,046	1,046
Building	7,387	7,387
Machinery and equipment	26,056	26,779
Leasehold improvements	4,545	4,473
	39,034	39,685
Less accumulated depreciation and amortization	(31,843)	(30,826)
Total property and equipment, net	7,191	8,859
Non–current assets:
Software development costs, less accumulated amortization	7,076	7,030
Intangible assets, net	798	994
Operating lease - right of use assets, net	12,158	10,971
Deferred income taxes	1,237	4,749
Investments and other assets	10,704	9,756
Total non–current assets	31,973	33,500
Total assets	$272,376	$290,589
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$26,938	$29,661
Customer deposits	4,341	2,827
Derivative liabilities	1,856	1,821
Operating lease liabilities	3,924	3,712
Accrued payroll and employee benefits	7,985	9,853
Accrued income taxes	830	1,713
Accrued expenses	4,283	4,092
Accrued warranty expenses	1,076	1,294
Total current liabilities	51,233	54,973
Non–current liabilities:
Deferred income taxes	59	83
Accrued tax liability	701	1,293
Operating lease liabilities	8,602	7,606
Deferred credits and other	5,156	4,403
Total non–current liabilities	14,518	13,385
Shareholders’ equity:
Preferred stock: no par value per share, 1,000,000 shares authorized; no shares issued	—	—
Common stock: no par value, $.10 stated value per share, 12,500,000 shares authorized; 6,607,060 and 6,553,673 shares issued and 6,493,846 and 6,462,138 shares outstanding, as of July 31, 2024 and October 31, 2023, respectively	649	646
Additional paid-in capital	61,919	61,665
Retained earnings	162,865	180,124
Accumulated other comprehensive loss	(18,808)	(20,204)
Total shareholders’ equity	206,625	222,231
Total liabilities and shareholders’ equity	$272,376	$290,589

The accompanying notes are an integral part of the condensed consolidated financial statements.

HURCO COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2024	2023	2024	2023

	(unaudited)		(unaudited)
Cash flows from operating activities:
Net (loss) income	$(9,596)	$260	$(15,166)	$1,967
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Provision for doubtful accounts	20	(33)	(40)	29
Deferred income taxes	(3,395)	(68)	(3,536)	233
Deferred income tax valuation allowance	8,158	—	8,158	—
Equity in (income) loss of affiliates	(181)	(117)	(268)	(339)
Foreign currency (gain) loss	(571)	(144)	(1,177)	(2,387)
Unrealized (gain) loss on derivatives	(418)	272	821	322
Depreciation and amortization	888	1,037	2,678	3,141
Stock–based compensation	269	756	1,080	2,280
Change in assets and liabilities:
(Increase) decrease in accounts receivable	2,141	1,518	15,377	7,472
(Increase) decrease in inventories	1,386	(4,150)	(2,357)	(14,621)
(Increase) decrease in prepaid expenses	1,344	206	(1,068)	(2,450)
Increase (decrease) in accounts payable	(524)	(8,187)	(2,860)	(5,981)
Increase (decrease) in customer deposits	1,049	(309)	1,442	404
Increase (decrease) in accrued expenses	(484)	(227)	(3)	(2,154)
Increase (decrease) in accrued payroll and employee benefits	393	384	(1,865)	(2,420)
Increase (decrease) in accrued income tax	(365)	(257)	(909)	(1,237)
Increase (decrease) in accrued tax liability	4	—	(591)	—
Net change in derivative assets and liabilities	(527)	115	(633)	715
Other	(213)	(203)	(395)	(1,156)
Net cash provided by (used for) operating activities	(622)	(9,147)	(1,312)	(16,182)

Cash flows from investing activities:
Proceeds from sale of property and equipment	1	—	26	1
Purchase of property and equipment	(219)	(154)	(793)	(811)
Software development costs	(516)	(191)	(1,253)	(940)
Other investments	—	—	117	273
Net cash provided by (used for) investing activities	(734)	(345)	(1,903)	(1,477)

Cash flows from financing activities:
Proceeds from exercise of common stock options	—	—	—	270
Dividends paid	—	(1,059)	(2,093)	(3,093)
Taxes paid related to net settlement of restricted shares	—	—	(315)	(313)
Stock repurchases	(508)	—	(508)	(4,609)
Net cash provided by (used for) financing activities	(508)	(1,059)	(2,916)	(7,745)

Effect of exchange rate changes on cash and cash equivalents	376	(574)	401	2,512

Net decrease in cash and cash equivalents	(1,488)	(11,125)	(5,730)	(22,892)

Cash and cash equivalents at beginning of period	37,542	52,155	41,784	63,922

Cash and cash equivalents at end of period	$36,054	$41,030	$36,054	$41,030

The accompanying notes are an integral part of the condensed consolidated financial statements.

HURCO COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands, except shares outstanding)

	Three Months Ended July 31, 2024 and 2023
					Accumulated
	Common Stock		Additional		Other
	Shares		Paid–in	Retained	Comprehensive
(unaudited)	Outstanding	Amount	Capital	Earnings	Income (Loss)	Total
Balances, April 30, 2023	6,462,138	$646	$60,518	$179,550	$(13,009)	$227,705
Net income (loss)	—	—	—	260	—	260
Other comprehensive income (loss)	—	—	—	—	(1,861)	(1,861)
Stock–based compensation expense, net of taxes withheld for vested restricted shares	—	—	756	—	—	756
Dividends paid	—	—	—	(1,059)	—	(1,059)
Balances, July 31, 2023	6,462,138	$646	$61,274	$178,751	$(14,870)	$225,801

Balances, April 30, 2024	6,523,259	$652	$62,155	$172,461	$(19,691)	$215,577
Net income (loss)	—	—	—	(9,596)	—	(9,596)
Other comprehensive income (loss)	—	—	—	—	1,210	1,210
Deferred income tax valuation allowances					(327)	(327)
Stock–based compensation expense, net of taxes withheld for vested restricted shares	—	—	269	—	—	269
Stock repurchases	(29,413)	(3)	(505)	—	—	(508)
Balances, July 31, 2024	6,493,846	$649	$61,919	$162,865	$(18,808)	$206,625

	Nine Months Ended July 31, 2024 and 2023
					Accumulated
	Common Stock		Additional		Other
	Shares		Paid–in	Retained	Comprehensive
(unaudited)	Outstanding	Amount	Capital	Earnings	Income (Loss)	Total
Balances, October 31, 2022	6,566,994	$657	$63,635	$179,877	$(21,525)	$222,644
Net income (loss)	—	—	—	1,967	—	1,967
Other comprehensive income (loss)	—	—	—	—	6,655	6,655
Stock–based compensation expense, net of taxes withheld for vested restricted shares	49,874	5	1,962	—	—	1,967
Exercise of common stock options	11,559	1	269	—	—	270
Stock repurchases	(166,289)	(17)	(4,592)	—	—	(4,609)
Dividends paid	—	—	—	(3,093)	—	(3,093)
Balances, July 31, 2023	6,462,138	$646	$61,274	$178,751	$(14,870)	$225,801

Balances, October 31, 2023	6,462,138	$646	$61,665	$180,124	$(20,204)	$222,231
Net income (loss)	—	—	—	(15,166)	—	(15,166)
Other comprehensive income (loss)	—	—	—	—	1,723	1,723
Deferred income tax valuation allowances					(327)	(327)
Stock–based compensation expense, net of taxes withheld for vested restricted shares	61,121	6	759	—	—	765
Stock repurchases	(29,413)	(3)	(505)	—	—	(508)
Dividends paid	—	—	—	(2,093)	—	(2,093)
Balances, July 31, 2024	6,493,846	$649	$61,919	$162,865	$(18,808)	$206,625

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

The condensed consolidated financial information as of July 31, 2024 and for the three and nine months ended July 31, 2024 and July 31, 2023 is unaudited.  However, in our opinion, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary to present fairly our consolidated financial position, results of operations, changes in shareholders’ equity, and cash flows for and at the end of the interim periods.  We suggest that you read these Condensed Consolidated Financial Statements in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended October 31, 2023.

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

We had forward contracts outstanding as of July 31, 2024, denominated in Euros, Pounds Sterling, and New Taiwan Dollars with set maturity dates ranging from August 2024 through July 2025. The contract amounts, expressed at forward rates in U.S. dollars at July 31, 2024, were $7.5 million for Euros, $4.5 million for Pounds Sterling, and $14.6 million for New Taiwan Dollars. At July 31, 2024, we had $0.9 million of loss, net of tax, related to cash flow hedges deferred in Accumulated other comprehensive income (loss). Included in this amount was $0.6 million of unrealized loss, net of tax, related to cash flow hedge instruments that remain subject to currency fluctuation risk. The majority of these deferred gains will be recorded as an adjustment to Cost of sales and service in periods through July 2025, when the corresponding inventory that is the subject of the related hedge contracts is sold, as described above.

We are also exposed to foreign currency exchange risk related to our investment in net assets in foreign countries. To manage this risk, we entered into a forward contract with a notional amount of €3.0 million in November 2023. We designated this forward contract as a hedge of our net investment in Euro denominated assets. We selected the forward method under FASB guidance related to the accounting for derivative instruments and hedging activities. The forward method requires all changes in the fair value of the contract to be reported as a cumulative translation adjustment in Accumulated other comprehensive income (loss), net of tax, in the same manner as the underlying hedged net assets. This forward contract matures in November 2024. As of July 31, 2024, we had a realized gain of $1.2 million and an immaterial amount of unrealized loss, net of tax, recorded as cumulative translation adjustments in Accumulated other comprehensive loss related to this forward contract.

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

We had forward contracts outstanding as of July 31, 2024, denominated in Euros, Pounds Sterling, and New Taiwan Dollars with set maturity dates ranging from August 2024 through February 2025.  The contract amounts, expressed at forward rates in U.S. dollars at July 31, 2024, totaled $52.9 million.

Fair Value of Derivative Instruments

We recognize the fair value of derivative instruments as assets and liabilities on a gross basis on our Condensed Consolidated Balance Sheets. As of July 31, 2024 and October 31, 2023, all derivative instruments were recorded at fair value on our Condensed Consolidated Balance Sheets as follows (in thousands):

	July 31, 2024		October 31, 2023
	Balance Sheet	Fair	Balance Sheet	Fair
Derivatives	Location	Value	Location	Value
Designated as Hedging Instruments:
Foreign exchange forward contracts	Derivative assets	$48	Derivative assets	$363
Foreign exchange forward contracts	Derivative liabilities	$798	Derivative liabilities	$1,232

Not Designated as Hedging Instruments:
Foreign exchange forward contracts	Derivative assets	$35	Derivative assets	$377
Foreign exchange forward contracts	Derivative liabilities	$1,058	Derivative liabilities	$589

Effect of Derivative Instruments on the Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Changes in Shareholders’ Equity and Condensed Consolidated Statements of Operations

Derivative instruments had the following effects on our Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Changes in Shareholders’ Equity, and Condensed Consolidated Statements of Operations, net of tax, during the three months ended July 31, 2024 and 2023 (in thousands):

			Location of Gain	Amount of Gain
	Amount of Gain (Loss)		(Loss) Reclassified	(Loss) Reclassified
	Recognized in Other		from Other	from Other
	Comprehensive		Comprehensive	Comprehensive
Derivatives	Income (Loss)		Income (Loss)	Income (Loss)
	Three Months Ended			Three Months Ended
	July 31,			July 31,
	2024	2023		2024	2023
Designated as Hedging Instruments:
(Effective portion)
Foreign exchange forward contracts – Intercompany sales/purchases	$(248)	$(429)	Cost of sales and service	$(373)	$117
Foreign exchange forward contract – Net investment	$(20)	$14

We did not recognize any gains or losses as a result of hedges deemed ineffective for either of the three months ended July 31, 2024 or 2023. We recognized the following gains and losses in our Condensed Consolidated Statements of Operations during the three months ended July 31, 2024 and 2023 on derivative instruments not designated as hedging instruments (in thousands):

	Location of Gain
	(Loss) Recognized	Amount of Gain (Loss)
Derivatives	in Operations	Recognized in Operations
		Three Months Ended
		July 31,
		2024	2023
Not Designated as Hedging Instruments:
Foreign exchange forward contracts	Other (expense) income, net	$(632)	$(1,040)

The following table presents the changes in the components of Accumulated other comprehensive loss, net of tax, for the three months ended July 31, 2024 (in thousands):

	Foreign Currency	Cash Flow
	Translation	Hedges	Total
Balance, April 30, 2024	$(17,469)	$(2,222)	$(19,691)
Other comprehensive income (loss) before reclassifications	1,085	(248)	837
Reclassifications	—	373	373
Deferred income tax valuation allowances	—	(327)	(327)
Balance, July 31, 2024	$(16,384)	$(2,424)	$(18,808)

Derivative instruments had the following effects on our Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Changes in Shareholders’ Equity, and Condensed Consolidated Statements of Operations, net of tax, during the nine months ended July 31, 2024 and 2023 (in thousands):

			Location of Gain	Amount of Gain
	Amount of Gain (Loss)		(Loss) Reclassified	(Loss) Reclassified
	Recognized in Other		from Other	from Other
	Comprehensive		Comprehensive	Comprehensive
	Income (Loss)		Income (Loss)	Income (Loss)
	Nine Months Ended			Nine Months Ended
	July 31,			July 31,
Derivatives	2024	2023		2024	2023
Designated as Hedging Instruments:
(Effective Portion)
Foreign exchange forward contracts – Intercompany sales/purchases	$(870)	$(1,442)	Cost of sales and service	$(992)	$249
Foreign exchange forward contract – Net investment	$(29)	$(210)

We did not recognize any gains or losses as a result of hedges deemed ineffective for either of the nine months ended July 31, 2024 or 2023. We recognized the following gains and losses in our Condensed Consolidated Statements of Operations during the nine months ended July 31, 2024 and 2023 on derivative instruments not designated as hedging instruments (in thousands):

	Location of Gain
	(Loss) Recognized	Amount of Gain (Loss)
Derivatives	in Operations	Recognized in Operations
		Nine Months Ended
		July 31,
Derivatives		2024	2023
Not Designated as Hedging Instruments:
Foreign exchange forward contracts	Other (expense) income, net	$(2,042)	$(2,504)

The following table presents the changes in the components of Accumulated other comprehensive loss, net of tax, for the nine months ended July 31, 2024 (in thousands):

	Foreign	Cash
	Currency	Flow
	Translation	Hedges	Total
Balance, October 31, 2023	$(17,985)	$(2,219)	$(20,204)
Other comprehensive income (loss) before reclassifications	1,601	(870)	731
Reclassifications	—	992	992
Deferred income tax valuation allowances	—	(327)	(327)
Balance, July 31, 2024	$(16,384)	$(2,424)	$(18,808)

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

The Compensation Committee of our Board of Directors has the authority to determine the officers, directors, and key employees who will be granted awards under the 2016 Equity Plan; designate the number of shares subject to each award; determine the terms and conditions upon which awards will be granted; and prescribe the form and terms of award agreements. We have granted restricted shares and performance stock units under the 2016 Equity Plan that are currently outstanding.  We previously granted stock options under the 2008 Equity Plan. No stock options remained outstanding as of July 31, 2024.  The market value of a share of our common stock, for purposes of the 2016 Equity Plan, is the closing sale price as reported by the Nasdaq Global Select Market on the date in question or, if not a trading day, on the last preceding trading date.

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

A reconciliation of our restricted stock and PSU activity and related information for the nine-month period ended July 31, 2024 is as follows:

		Weighted Average Grant
	Number of Shares	Date Fair Value
Unvested at October 31, 2023	318,317	$28.27
Shares or units granted	185,850	21.31
Shares or units vested	(61,121)	27.90
Shares or units cancelled	(50,375)	27.97
Shares withheld	(14,579)	27.77
Unvested at July 31, 2024	378,092	$24.97

During the nine months of fiscal 2024 and 2023, we recorded approximately $1.1 million and $2.3 million, respectively, of stock-based compensation expense, related to grants under the 2016 Equity Plan. As of July 31, 2024, there was an estimated $2.8 million of total unrecognized stock-based compensation cost that we expect to recognize by the end of the first quarter of fiscal year 2027.

5.    EARNINGS PER SHARE

Per share results have been computed based on the average number of common shares outstanding over the period in question.  The computation of basic and diluted net income (loss) per share is determined using net income (loss) applicable to common shareholders as the numerator and the number of shares outstanding as the denominator as follows (in thousands, except per share amounts):

	Three Months Ended				Nine Months Ended
	July 31,				July 31,
	2024		2023		2024		2023
	Basic	Diluted	Basic	Diluted	Basic	Diluted	Basic	Diluted
Net (loss) income	$(9,596)	$(9,596)	$260	$260	$(15,166)	$(15,166)	$1,967	$1,967
Undistributed earnings allocated to participating shares	—	—	(4)	(4)	—	—	(27)	(27)
Net (loss) income applicable to common shareholders	$(9,596)	$(9,596)	$256	$256	$(15,166)	$(15,166)	$1,940	$1,940

Weighted average shares outstanding	6,513	6,513	6,462	6,462	6,505	6,505	6,511	6,511
Stock options and contingently issuable securities	—	—	—	7	—	—	—	27
	6,513	6,513	6,462	6,469	6,505	6,505	6,511	6,538
(Loss) income per share	$(1.47)	$(1.47)	$0.04	$0.04	$(2.33)	$(2.33)	$0.30	$0.30

6.    ACCOUNTS RECEIVABLE

Accounts receivable is net of provision for credit losses of $1.5 million as of each of July 31, 2024 and October 31, 2023.

7.    INVENTORIES

Inventories, priced at the lower of cost (first-in, first-out method) or net realizable value, are summarized below (in thousands):

	July 31,	October 31,
	2024	2023
Purchased parts and sub–assemblies, net	$37,301	$37,161
Work–in–process	15,119	16,217
Finished goods	111,750	104,574
Inventories, net	$164,170	$157,952

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

We recorded total operating lease expenses of $1.3 million for each of the three months ended July 31, 2024 and 2023, and $4.1 million and $3.9 million for the nine months ended July 31, 2024 and 2023, respectively, which are classified within Cost of sales and service and Selling, general and administrative expenses within the Condensed Consolidated Statements of Operations.  Operating lease expense includes short-term leases and variable lease payments that are immaterial.  There have been no lease costs capitalized on the Condensed Consolidated Balance Sheets as of July 31, 2024.

The following table summarizes supplemental cash flow information and non-cash activity related to operating leases for the three and nine months ended July 31, 2024 and 2023 (in thousands):

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2024	2023	2024	2023
Operating cash flow information:
Cash paid for amounts included in the measurement of lease liabilities	$1,202	$1,257	$3,500	$3,768
Non-cash information:
Right-of-use assets obtained in exchange for new operating lease liabilities	$1,676	$3,681	$4,278	$6,053

The following table summarizes the maturities of undiscounted cash flows of lease commitments reconciled to the total lease liability as of July 31, 2024 (in thousands):

Remainder of 2024	$1,218
2025	3,924
2026	2,910
2027	2,252
2028	1,752
2029 and thereafter	1,426
Total	13,482
Less: Imputed interest	(956)
Present value of operating lease liabilities	$12,526

As of July 31, 2024, the weighted-average remaining term of our lease portfolio was approximately 4.1 years and the weighted-average discount rate was approximately 3.5%.

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

The following table sets forth sales and service fees by product group and services for the three and nine months ended July 31, 2024 and 2023 (in thousands):

	Three Months Ended July 31,		Nine Months Ended July 31,
	2024	2023	2024	2023
Computerized Machine Tools	$33,191	$43,189	$104,176	$132,535
Computer Control Systems and Software †	697	778	1,866	1,916
Service Parts	6,535	7,166	20,389	21,101
Service Fees	2,228	2,068	6,451	6,150
Total	$42,651	$53,201	$132,882	$161,702

† Amounts shown do not include computer control systems and software sold as an integrated component of computerized machine tools.

10.    GUARANTEES AND PRODUCT WARRANTIES

From time to time, our subsidiaries guarantee third party payment obligations in connection with the sale of machines to customers that use financing. We follow FASB guidance for accounting for guarantees (codified in ASC 460, Guarantees). As of July 31, 2024, we had nine outstanding third party payment guarantees totaling approximately $0.9 million. The terms of these guarantees are consistent with the underlying customer financing terms. Upon shipment of a machine, the customer assumes the risk of ownership. The customer does not obtain title, however, until it has paid for the machine. A retention of title clause allows us to recover the machine if the customer defaults on the financing. We accrue liabilities under these guarantees at fair value, which amounts are insignificant.

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

A reconciliation of the changes in our warranty reserve is as follows (in thousands):

	Nine Months Ended
	July 31,
	2024	2023
Balance, beginning of period	$1,294	$1,426
Provision for warranties during the period	1,629	1,949
Charges to the reserve	(1,861)	(2,119)
Impact of foreign currency translation	14	62
Balance, end of period	$1,076	$1,318

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

As of July 31, 2024, our existing credit facilities consisted of a €1.5 million revolving credit facility in Germany, the 150 million New Taiwan Dollars Taiwan credit facility, the 32.5 million Chinese Yuan China credit facility, and the $40.0 million revolving credit facility under the 2018 Credit Agreement.

As of July 31, 2024, there were no borrowings under any of our credit facilities and there was approximately $50.7 million of available borrowing capacity thereunder.  There were also no borrowings under any of our credit facilities as of October 31, 2023.

12.  INCOME TAXES

Our provision for income taxes and effective tax rate is affected by the geographic composition of pre-tax income which includes jurisdictions with differing tax rates, conditional reduced tax rates, and other events that are not consistent from period to period, such as changes in income tax laws.

We recorded an income tax expense during the first nine months of fiscal 2024 of $6.4 million compared to $1.3 million for the same period in fiscal 2023. Our effective tax rate for the first nine months of fiscal 2024 was (74%), compared to 40% in the corresponding prior year period. The year-over-year increase in income tax expense for the nine months of fiscal 2024 was primarily due to an $8.2 million non-cash valuation allowance on U.S. deferred tax assets, changes in geographic mix of income and loss that includes jurisdictions with differing tax rates, and discrete items related to unvested stock compensation. Because we have a valuation allowance recorded against our U.S. deferred tax assets, we did not record a tax benefit for our U.S. net losses for the nine months ended July 31, 2024. The valuation allowance recorded during the third quarter of fiscal 2024 reflects a full valuation allowance of the U.S. deferred tax assets and was recorded based on our conclusion that the deferred tax assets were not more likely than not going to be realized.

Our unrecognized tax benefits were $192,000 as of July 31, 2024, and $182,000 as of October 31, 2023, and in each case included accrued interest.

We recognize accrued interest and penalties related to unrecognized tax benefits as components of income tax expense. As of July 31, 2024, the gross amount of interest accrued, reported in Accrued expenses, was approximately $54,000, which did not include the federal tax benefit of interest deductions.

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

In accordance with this guidance, the following table represents the fair value hierarchy for our financial assets and liabilities measured at fair value as of July 31, 2024 and October 31, 2023 (in thousands):

	Assets		Liabilities
	July 31, 2024	October 31, 2023	July 31, 2024	October 31, 2023
Level 1
Mutual Funds	$2,861	$2,217	$—	$—

Level 2
Derivatives	$83	$740	$1,856	$1,821

Included in Level 1 assets are mutual fund investments under a nonqualified deferred compensation plan. We estimate the fair value of these investments on a recurring basis using market prices that are readily available.

Included in Level 2 fair value measurements are derivative assets and liabilities related to gains and losses on foreign currency forward exchange contracts, as described in Note 3 of Notes to the Condensed Consolidated Financial Statements, entered into with a third party. We estimate the fair value of these derivatives on a recurring basis using foreign currency exchange rates obtained from active markets. Derivative instruments are reported in the accompanying Condensed Consolidated Financial Statements at fair value. The U.S. dollar equivalent notional amounts of these contracts were $84.3 million and $97.8 million at July 31, 2024 and October 31, 2023, respectively.

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

15.  NEW ACCOUNTING PRONOUNCEMENTS

New Accounting Pronouncements:

In November 2023, the FASB issued Accounting Standards Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, to update reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses and information used to assess segment performance. This update will be effective for our fiscal year 2025, with the option to early adopt.  We are currently assessing the impact this new accounting guidance will have on our consolidated financial statements and disclosures.

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

There have been no other significant changes in the Company’s critical accounting policies and estimates during the nine months ended July 31, 2024.

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

The market for machine tools is international in scope. We have both significant foreign sales and significant foreign manufacturing operations.  During the nine months of fiscal 2024, approximately 52% of our revenues were attributable to customers in Europe, where we typically sell more of our higher-performance, higher-priced VMX series machines.  Additionally, approximately 11% of our revenues were attributable to customers in the Asia Pacific region, where we encounter greater pricing pressures.  We operate in a cyclical industry where sales and order trends often change periodically and can vary from region to region.

During a time of global uncertainty and lower sales volumes, we have turned our attention to adjusting overhead expenses and operating expenses to help minimize the impact of the lower volumes of sales on operating income.  We implemented cost reductions in the third quarter of fiscal year 2024 and adjusted and managed inventories (excluding the impact of foreign currency).  We used that cashflow to manage our capital allocation strategies to continue investing in new technologies, product development, and necessary capital expenditures to maximize cashflows without incurring any significant indebtedness as we continue to seek new acquisitions and other growth opportunities.  The cyclicality of our business requires that we exercise discipline in managing through unexpected changes in the markets and industries in which we operate.  We believe that our long history of profitability and the strength of our balance sheet can provide us with stability to manage through these business cycles and we rely on our past experience in making measured decisions for the long-term success of our business.

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

RESULTS OF OPERATIONS

Three Months Ended July 31, 2024 Compared to Three Months Ended July 31, 2023

Sales and Service Fees. Sales and service fees for the third quarter of fiscal year 2024 were $42.7 million, a decrease of $10.6 million, or 20%, compared to the corresponding prior year period, and included an unfavorable currency impact of less than $0.1 million, or less than 1%, when translating foreign sales to U.S. dollars for financial reporting purposes.

Sales and Service Fees by Geographic Region

The following table sets forth sales and service fees by geographic region for the third fiscal quarter ended July 31, 2024 and 2023 (dollars in thousands):

	Three Months Ended
	July 31,
	2024		2023		$ Change	% Change
Americas	$15,389	36%	$18,272	34%	$(2,883)	(16)%
Europe	24,068	56%	31,162	59%	(7,094)	(23)%
Asia Pacific	3,194	8%	3,767	7%	(573)	(15)%
Total	$42,651	100%	$53,201	100%	$(10,550)	(20)%

Sales in the Americas for the third quarter of fiscal year 2024 decreased by 16%, compared to the corresponding period in fiscal year 2023, primarily due to decreased shipments of Hurco and Takumi machines.  The decrease in sales of these machines was primarily attributable to decreased shipments of Hurco and Takumi 3-axis vertical machines, partially offset by increased sales of higher-performing Hurco 5-axis machines and Milltronics 3-axis vertical machines.

European sales for the third quarter of fiscal year 2024 decreased by 23%, compared to the corresponding period in fiscal year 2023, and included a favorable currency impact of less than 1%, when translating foreign sales to U.S. dollars for financial reporting purposes. The year-over-year decrease in European sales was primarily attributable to a decreased volume of shipments of Hurco and Takumi machines in Germany, Italy, and the United Kingdom, as well as decreased shipments of electro-mechanical components and accessories manufactured by our wholly-owned subsidiary, LCM.

Asian Pacific sales for the third quarter of fiscal year 2024 decreased by 15%, compared to the corresponding prior year period, and included an unfavorable currency impact of 2%, when translating foreign sales to U.S. dollars for financial reporting purposes.  The third quarter of fiscal year 2024 decrease in Asian Pacific sales was mainly due to decreased shipments of Takumi machines in China and Hurco machines in Southeast Asia, partially offset by increased shipments of Hurco machines in India and one customer with multiple machine orders in China.

Sales and Service Fees by Product Category

The following table sets forth sales and service fees by product group and services for the third fiscal quarter ended July 31, 2024 and 2023 (dollars in thousands):

	Three Months Ended
	July 31,
	2024		2023		$ Change	% Change
Computerized Machine Tools	$33,191	78%	$43,189	81%	$(9,998)	(23)%
Computer Control Systems and Software †	697	2%	778	1%	(81)	(10)%
Service Parts	6,535	15%	7,166	14%	(631)	(9)%
Service Fees	2,228	5%	2,068	4%	160	8%
Total	$42,651	100%	$53,201	100%	$(10,550)	(20)%

† Amounts shown do not include computer control systems and software sold as an integrated component of computerized machine tools.

Sales of computerized machine tools for the third quarter of fiscal year 2024 decreased by 23%, compared to the corresponding prior year period, primarily due to a decreased volume of shipments of Hurco and Takumi machines in Germany, the Americas, Italy, and China, and included an unfavorable currency impact of less than 1% when translating foreign sales to U.S. dollars for financial reporting purposes. Sales of computer control systems and software for the third quarter of fiscal year 2024 decreased by 10%, compared to the corresponding prior year period, due mainly to decreased aftermarket sales of Hurco software upgrades in France and the Americas, partially offset by increased aftermarket sales of systems and software upgrades in the United Kingdom.  Sales of service parts for the third quarter of fiscal year 2024 decreased by 9%, compared to the corresponding prior year period, primarily due to decreased aftermarket sales of Hurco service parts in Germany and the Americas.  Service fees for the third quarter of fiscal year 2024 increased by 8%, compared to the corresponding prior year period, primarily due to increased aftermarket services performed in the United Kingdom and Germany.

Orders.  Orders for the third quarter of fiscal year 2024 were $52.8 million, an increase of $10.7 million, or 26%, compared to the corresponding period in fiscal year 2023, and included an unfavorable currency impact of less than $0.1 million, or less than 1%, when translating foreign orders to U.S. dollars.

The following table sets forth new orders booked by geographic region for the third fiscal quarter ended July 31, 2024 and 2023 (dollars in thousands):

	Three Months Ended
	July 31,
	2024		2023		$ Change	% Change
Americas	$17,625	33%	$14,607	35%	$3,018	21%
Europe	28,349	54%	24,752	59%	3,597	15%
Asia Pacific	6,841	13%	2,723	6%	4,118	151%
Total	$52,815	100%	$42,082	100%	$10,733	26%

Orders in the Americas for the third quarter of fiscal year 2024 increased by 21%, compared to the corresponding period in fiscal year 2023. The increase in orders was primarily due to increased customer demand for Hurco higher-performing 5-axis machines, Hurco and Milltronics lathes, and Milltronics 3-axis vertical machines.

European orders for the third quarter of fiscal year 2024 increased by 15%, compared to the corresponding prior year period, and included a favorable currency impact of less than 1%, when translating foreign orders to U.S. dollars. The increase in orders was driven primarily by increased customer demand for Hurco machines in the United Kingdom, France and Italy, particularly Hurco lathes and higher-performing 5-axis machines.

Asian Pacific orders for the third quarter of fiscal year 2024 increased by 151%, compared to the corresponding prior year period, and included an unfavorable currency impact of 5%, when translating foreign orders to U.S. dollars. The increase in Asian Pacific orders was driven primarily by increased customer demand for Hurco and Takumi machines in China, India, and Southeast Asia.  The increased customer demand for Hurco machines in China and India related primarily to two customers with multiple machine orders.

Gross Profit. Gross profit for the third quarter of fiscal year 2024 was $7.8 million, or 18% of sales, compared to $13.4 million, or 25% of sales, for the corresponding prior year period. The year-over-year decrease in gross profit was primarily due to the lower volume of vertical milling machine sales in the Americas and Europe. Additionally, the third quarter of fiscal 2024 included decreases in average net selling prices for certain machines, designed to penetrate key markets and reduce inventories.  The decreases in both sales volume and pricing unfavorably impacted gross profit in dollars and as a percentage of sales, reducing our leverage of fixed costs, in comparison to the corresponding prior year period.  Further, certain cost reductions were implemented in the third quarter of fiscal 2024 in an effort to help offset the impact of lower sales volumes and pricing.

Operating Expenses. Selling, general, and administrative expenses for the third quarter of fiscal year 2024 were $10.4 million, or 24% of sales, compared to $12.4 million, or 23% of sales, in the corresponding fiscal year 2023 period, and included an unfavorable currency impact of less than $0.1 million, when translating foreign expenses to U.S. dollars for financial reporting purposes.  The year-over-year reduction in selling, general and administrative expenses in absolute dollar terms was primarily due to cost reductions implemented in the third quarter of fiscal year 2024 in an effort to help offset the impact of lower sales volume.  Despite the reduction in absolute dollar terms, selling, general, and administrative expenses as a percentage of sales increased in the third quarter of fiscal year 2024 compared to the corresponding prior year period due to the lower volume of sales year-over-year.

Operating Income/Loss. Operating loss for the third quarter of fiscal year 2024 was $2.5 million, compared to operating income of $1.0 million for the corresponding period in fiscal year 2023.  The change was primarily due to a lower volume of sales of vertical milling machines and the negative impact of fixed costs on lower sales and production volumes.

Other (Expense) Income, Net.  Other expense, net for the third quarter of fiscal year 2024 was $0.1 million compared to $0.4 million for the corresponding period in fiscal year 2023.  The decrease in other expense was due mainly to a reduction in foreign currency exchange loss in the third quarter of fiscal year 2024 compared to the same period in fiscal year 2023.

Income Taxes. Income tax expense during the third quarter of fiscal 2024 was $7.0 million, compared to $0.4 million for the corresponding period in 2023. The year-over-year increase in income tax expense for the third quarter of fiscal 2024 was primarily due to an $8.2 million non-cash valuation allowance on U.S. deferred tax assets, changes in geographic mix of income and loss that includes jurisdictions with differing tax rates, and discrete items related to unvested stock compensation. Because we have a valuation allowance recorded against our U.S. deferred tax assets, we did not record a tax benefit for our U.S. net losses for the three months ended July 31, 2024. The valuation allowance recorded during the third quarter of fiscal 2024 reflects a full valuation allowance of the U.S. deferred tax assets and was recorded based on our conclusion that the deferred tax assets were not more likely than not going to be realized.

Nine Months Ended July 31, 2024 Compared to Nine Months Ended July 31, 2023

Sales and Service Fees. Sales and service fees for the nine months of fiscal year 2024 were $132.9 million, a decrease of $28.8 million, or 18%, compared to the corresponding prior year period, and included a favorable currency impact of $0.8 million, or less than 1%, when translating foreign sales to U.S. dollars for financial reporting purposes.

Sales and Service Fees by Geographic Region

The following table sets forth sales and service fees by geographic region for the nine months ended July 31, 2024 and 2023 (dollars in thousands):

	Nine Months Ended
	July 31,
	2024		2023		$ Change	% Change
Americas	$48,986	37%	$58,609	36%	$(9,623)	(16)%
Europe	69,538	52%	89,745	56%	(20,207)	(23)%
Asia Pacific	14,358	11%	13,348	8%	1,010	8%
Total	$132,882	100%	$161,702	100%	$(28,820)	(18)%

Sales in the Americas for the nine months of fiscal year 2024 decreased by 16%, compared to the corresponding period in fiscal year 2023, primarily due to decreased shipments of Hurco and Takumi machines.  The decrease in sales of these machines was primarily attributable to decreased shipments of Hurco and Takumi 3-axis vertical machines, partially offset by increased sales of higher-performing Hurco 5-axis machines and Milltronics 3-axis vertical machines.

European sales for the nine months of fiscal year 2024 decreased by 23%, compared to the corresponding period in fiscal year 2023, and included a favorable currency impact of 1%, when translating foreign sales to U.S. dollars for financial reporting purposes.  The year-over-year decrease in European sales was primarily attributable to a decreased volume of shipments of Hurco and Takumi machines in Germany, Italy, and the United Kingdom, as well as decreased shipments of electro-mechanical components and accessories manufactured by our wholly-owned subsidiary, LCM.

Asian Pacific sales for the nine months of fiscal year 2024 increased by 8%, compared to the corresponding prior year period, and included an unfavorable currency impact of 2%, when translating foreign sales to U.S. dollars for financial reporting purposes.  The year-over-year increase in Asian Pacific sales in the nine-month period was primarily attributable to increased shipments of Hurco machines in India and one customer with multiple machine orders in China, partially offset by decreased shipments of Takumi machines in China and Hurco machines in Southeast Asia.

Sales and Service Fees by Product Category

The following table sets forth sales and service fees by product group and services for the nine months ended July 31, 2024 and 2023 (dollars in thousands):

	Nine Months Ended
	July 31,
	2024		2023		$ Change	% Change
Computerized Machine Tools	$104,176	79%	$132,535	82%	$(28,359)	(21)%
Computer Control Systems and Software †	1,866	1%	1,916	1%	(50)	(3)%
Service Parts	20,389	15%	21,101	13%	(712)	(3)%
Service Fees	6,451	5%	6,150	4%	301	5%
Total	$132,882	100%	$161,702	100%	$(28,820)	(18)%

† Amounts shown do not include computer control systems and software sold as an integrated component of computerized machine tools.

Sales of computerized machine tools for the nine months of fiscal year 2024 decreased by 21%, compared to the corresponding prior year period, primarily due to a decreased volume of shipments of Hurco and Takumi machines in Germany, the Americas, Italy, and the United Kingdom, and included a favorable currency impact of less than 1% when translating foreign sales to U.S. dollars for financial reporting purposes. Sales of computer control systems and software for the nine months of fiscal year 2024 decreased by 3%, compared to the corresponding prior year period, due mainly to decreased aftermarket sales of Hurco software upgrades in Germany, Italy and the Americas, partially offset by increased aftermarket sales of systems and software upgrades in the United Kingdom and Southeast Asia. Sales of service parts for the nine months of fiscal year 2024 decreased by 3%, compared to the corresponding prior year period, primarily due to decreased aftermarket sales of Hurco service parts in the Americas and the United Kingdom, partially offset by increased aftermarket sales of Hurco service parts in Germany and France.  Service fees for the nine months of fiscal year 2024 increased by 5%, compared to the corresponding prior year period, primarily due to increased aftermarket services performed in the United Kingdom and France, partially offset by decreased aftermarket services performed in the Americas.

Orders.  Orders for the nine months of fiscal year 2024 were $147.2 million, a decrease of $8.3 million, or 5%, compared to the corresponding period in fiscal year 2023, and included a favorable currency impact of $0.8 million, or less than 1%, when translating foreign orders to U.S. dollars.

The following table sets forth new orders booked by geographic region for the nine months ended July 31, 2024 and 2023 (dollars in thousands):

	Nine Months Ended
	July 31,
	2024		2023		$ Change	% Change
Americas	$55,490	38%	$56,548	37%	$(1,058)	(2)%
Europe	75,757	51%	87,632	56%	(11,875)	(14)%
Asia Pacific	15,978	11%	11,355	7%	4,623	41%
Total	$147,225	100%	$155,535	100%	$(8,310)	(5)%

Orders in the Americas for the nine months of fiscal year 2024 decreased by 2%, compared to the corresponding period in fiscal year 2023. The decrease in orders was primarily due to decreased customer demand for Hurco 3-axis vertical machines, partially offset by increased demand for Hurco higher-performing 5-axis machines and Milltronics 3-axis vertical machines. The decrease in orders was also impacted by a reduction in average net selling prices for certain machines, designed to penetrate key markets and reduce inventories.

European orders for the nine months of fiscal year 2024 decreased by 14%, compared to the corresponding prior year period, and included a favorable currency impact of 1%, when translating foreign orders to U.S. dollars. The year-over-year decrease was mainly due to decreased customer demand for Hurco machines across the European region where our customers are located and for electro-mechanical components and accessories manufactured by LCM.

Asian Pacific orders for the nine months of fiscal year 2024 increased by 41%, compared to the corresponding prior year period, and included an unfavorable currency impact of 3%, when translating foreign orders to U.S. dollars. The year-over-year increase in Asian Pacific orders was driven primarily by increased customer demand for Hurco machines in China and Hurco and Takumi machines in India, partially offset by decreased demand for Takumi machines in China. The increased customer demand for Hurco machines in China and India related primarily to two customers with multiple machine orders.

Gross Profit. Gross profit for the nine months of fiscal year 2024 was $25.6 million, or 19% of sales, compared to $38.7 million, or 24% of sales, for the corresponding prior year period.  The year-over-year decrease was primarily due to the lower volume of vertical milling machine sales in the Americas and Europe. Additionally, the second and third quarters of fiscal 2024 included decreases in average net selling prices for certain machines, designed to penetrate key markets and reduce inventories.   The decreases in both sales volume and pricing unfavorably impacted gross profit in dollars and as a percentage of sales, reducing our leverage of fixed costs, in comparison to the corresponding prior year period.  Further, certain cost reductions were implemented in the third quarter of fiscal 2024 in an effort to help offset the impact of lower sales volumes and pricing.

Operating Expenses. Selling, general, and administrative expenses for the nine months of fiscal year 2024 were $33.4 million, or 25% of sales, compared to $35.5 million, or 22% of sales, in the corresponding fiscal year 2023 period, and included an unfavorable currency impact of $0.2 million, when translating foreign expenses to U.S. dollars for financial reporting purposes. The year-over-year reduction in selling, general and administrative expenses in absolute dollar terms was primarily due to cost reductions implemented in the third quarter of fiscal year 2024 in an effort to help offset the impact of lower sales volume.  Despite the reduction in absolute dollar terms, selling, general, and administrative expenses as a percentage of sales increased in the nine months of fiscal year 2024 compared to the corresponding prior year period due to the lower volume of sales year-over-year.

Operating Income/Loss. Operating loss for the nine months of fiscal year 2024 was $7.8 million, compared to operating income of $3.2 million for the corresponding period in fiscal year 2023.  The change was primarily due to a lower volume of sales of vertical milling machines and the negative impact of fixed costs on lower sales and production volumes.

Other (Expense) Income, Net.  Other expense, net for the nine months of fiscal year 2024 was $1.1 million compared to $0.1 million for the corresponding period in fiscal year 2023, due mainly to an increase in foreign currency exchange loss in the nine months of fiscal year 2024 compared to the same period in fiscal year 2023.

Income Taxes. Income tax expense during the nine months of fiscal 2024 was $6.4 million, compared to income tax expense of $1.3 million for the corresponding period in 2023. The year-over-year increase in income tax expense for the nine months of fiscal 2024 was primarily due to an $8.2 million non-cash valuation allowance on U.S. deferred tax assets, changes in geographic mix of income and loss that includes jurisdictions with differing tax rates, and discrete items related to unvested stock compensation. Because we have a valuation allowance recorded against our U.S. deferred tax assets, we did not record a tax benefit for our U.S. net losses for the nine months ended July 31, 2024. The valuation allowance recorded during the third quarter of fiscal 2024 reflects a full valuation allowance of the U.S. deferred tax assets and was recorded based on our conclusion that the deferred tax assets were not more likely than not going to be realized.

LIQUIDITY AND CAPITAL RESOURCES

At July 31, 2024, we had cash and cash equivalents of $36.1 million, compared to $41.8 million at October 31, 2023.  Approximately 26% of the $36.1 million of cash and cash equivalents was denominated in U.S. dollars.  The balance was attributable to our foreign operations and is held in the local currencies of our various foreign entities, subject to fluctuations in currency exchange rates. We do not believe that the indefinite reinvestment of these funds offshore impairs our ability to meet our domestic working capital needs.

Working capital was $182.0 million at July 31, 2024, compared to $193.3 million at October 31, 2023. The decrease in working capital was primarily driven by decreases in accounts receivable, net and cash and cash equivalents, partially offset by increases in inventories, net and decreases in accounts payable and accrued payroll and employee benefits.

Capital expenditures of $2.1 million during the nine months of fiscal year 2024 were primarily for capital improvements in existing facilities and software development costs.  We funded these expenditures with cash on hand.

On January 6, 2023, we announced a share repurchase program in an aggregate amount of up to $25.0 million. Repurchases under the program may be made in the open market or through privately negotiated transactions from time to time through November 10, 2024, subject to applicable laws, regulations, and contractual provisions. The program may be amended, suspended, or discontinued at any time and does not commit us to repurchase any shares of our common stock. During the three months and nine months ended July 31, 2024, we repurchased $0.5 million, or 29,413 shares, under that program, and $22.7 million remained available under the program as of that date. In August 2024, we repurchased an additional $0.8 million, or 44,352 shares, under that program, leaving $21.9 million repurchase authority remaining as of August 30, 2024.

During the nine months ended July 31, 2024, we paid cash dividends to our shareholders of $2.1 million. On June 14, 2024, we announced a temporary suspension of our regular quarterly cash dividend as we seek to enhance our financial flexibility and improve our ability to manage market volatility while focusing on strengthening our balance sheet, reinvesting in our core business and research and development related to emerging technologies, and returning value to shareholders via the appropriate channels in both the near and long-term.  Future dividends are subject to approval of our Board of Directors and will depend upon many factors, including our results of operations, financial condition, capital requirements, regulatory and contractual restrictions, our business strategy and other factors deemed relevant by our Board of Directors from time to time.  Subsequent to the June 14, 2024, dividend suspension announcement, we repurchased a total of $1.3 million, or 73,765 shares, through August 30, 2024, in an effort to continue returning value to shareholders.

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

As of July 31, 2024, our existing credit facilities consisted of a €1.5 million revolving credit facility in Germany, the 150 million New Taiwan Dollars Taiwan credit facility, the 32.5 million Chinese Yuan China credit facility and the $40.0 million revolving credit facility under the 2018 Credit Agreement.  We had no debt or borrowings under any of our credit facilities at July 31, 2024.

At July 31, 2024, we had an aggregate of approximately $50.7 million available for borrowing under our credit facilities and were in compliance with all covenants relating thereto.

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

CRITICAL ACCOUNTING ESTIMATES

Our MD&A is based upon our condensed consolidated financial statements, which have been prepared in accordance with U.S. Generally Accepted Accounting Principles. The preparation of financial statements in conformity with those accounting principles requires us to make judgments and estimates that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Those judgments and estimates have a significant effect on the financial statements because they result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Actual results could differ from those estimates. Our critical accounting estimates, which are described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2023, are frequently evaluated as our judgment and estimates are based upon historical experience and on various other assumptions that we believe to be reasonable under the circumstances. During the nine months of fiscal year 2024, there were no material changes to our critical accounting estimates as described in the MD&A included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2023.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

There have been no material changes related to our contractual obligations and commitments from the information provided in our Annual Report on Form 10-K for the fiscal year ended October 31, 2023.

OFF BALANCE SHEET ARRANGEMENTS

From time to time, our subsidiaries guarantee third party payment obligations in connection with the sale of machines to customers that use financing. We follow FASB guidance for accounting for guarantees (codified in ASC 460). As of July 31, 2024, we had nine outstanding third party payment guarantees totaling approximately $0.9 million. The terms of these guarantees are consistent with the underlying customer financing terms. Upon shipment of a machine, the customer assumes the risk of ownership. The customer does not obtain title, however, until the customer has paid for the machine. A retention of title clause allows us to recover the machine if the customer defaults on the financing. We accrue liabilities under these guarantees at fair value, which amounts are insignificant.

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

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Interest on borrowings under our bank credit agreements are tied to prevailing domestic and foreign interest rates. At July 31, 2024, we had no borrowings outstanding under any of our credit facilities.

Foreign Currency Exchange Risk

In the nine months of fiscal year 2024, we derived approximately 63% of our revenues from customers located outside of the Americas, where we invoiced and received payments in several foreign currencies. All of our computerized machine tools and computer control systems, as well as certain proprietary service parts, are sourced by our U.S.-based engineering and manufacturing division and re-invoiced to our foreign sales and service subsidiaries, primarily in their functional currencies.

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

Forward contracts for the sale or purchase of foreign currencies as of July 31, 2024, which are designated as cash flow hedges under FASB guidance related to accounting for derivative instruments and hedging activities, were as follows (in thousands, except weighted average forward rates):

				Contract Amount at
	Notional	Weighted		Forward Rates in
	Amount	Avg.		U.S. Dollars
Forward	in Foreign	Forward		Contract	July 31,
Contracts	Currency	Rate		Date	2024	Maturity Dates
Sale Contracts:
Euro	6,900	1.0912		7,529	7,510	Aug 2024 - Jul 2025
Sterling	3,500	1.2601		4,410	4,492	Aug 2024 - Jul 2025

Purchase Contracts:
New Taiwan Dollar	470,000	30.7976	*	15,261	14,584	Aug 2024 - Jul 2025

* New Taiwan Dollars per U.S. dollar

Forward contracts for the sale or purchase of foreign currencies as of July 31, 2024, which were entered into to protect against the effects of foreign currency fluctuations on receivables and payables denominated in foreign currencies and are not designated as hedges under FASB guidance, were as follows (in thousands, except weighted average forward rates):

				Contract Amount at
	Notional	Weighted		Forward Rates in
	Amount	Avg.		U.S. Dollars
Forward	in Foreign	Forward		Contract	July 31,
Contracts	Currency	Rate		Date	2024	Maturity Dates
Sale Contracts:
Euro	10,146	1.0824		10,982	11,009	Aug 2024 - Nov 2024
Sterling	1,151	1.2853		1,479	1,477	Aug 2024

Purchase Contracts:
New Taiwan Dollar	1,315,881	31.7645	*	41,426	40,428	Aug 2024 - Feb 2025

* New Taiwan Dollars per U.S. dollar

We are also exposed to foreign currency exchange risk related to our investment in net assets in foreign countries. To manage this risk, we have maintained a forward contract with a notional amount of €3.0 million. We designated this forward contract as a hedge of our net investment in Euro-denominated assets. We selected the forward method under FASB guidance related to the accounting for derivative instruments and hedging activities. The forward method requires all changes in the fair value of the contract to be reported as a cumulative translation adjustment in Accumulated other comprehensive income (loss), net of tax, in the same manner as the underlying hedged net assets. This forward contract matures in November 2024. As of July 31, 2024, we had a realized gain of $1.2 million and an immaterial amount of unrealized loss, net of tax, recorded as cumulative translation adjustments in Accumulated other comprehensive loss related to the hedging of our net investment in Euro-denominated assets. Forward contracts for the sale or purchase of foreign currencies as of July 31, 2024, which are designated as net investment hedges under this guidance were as follows (in thousands, except weighted average forward rates):

	Notional	Weighted	Contract Amount at Forward Rates in
	Amount	Avg.	U.S. Dollars
Forward	in Foreign	Forward	Contract	July 31,	Maturity
Contracts	Currency	Rate	Date	2024	Date
Sale Contracts:
Euro	3,000	1.0823	3,247	3,257	Nov 2024

Item 4.    CONTROLS AND PROCEDURES

We conducted an evaluation under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2024, pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of the evaluation date.

There were no changes in our internal control over financial reporting during the three months ended July 31, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 6, 2023, we announced a share repurchase program in an aggregate amount of up to $25.0 million. Repurchases under the program may be made in the open market or through privately negotiated transactions from time to time through November 10, 2024, subject to applicable laws, regulations, and contractual provisions. The program may be amended, suspended, or discontinued at any time and does not commit us to repurchase any shares of our common stock. During the three months and nine months ended July 31, 2024, we repurchased $0.5 million, or 29,413 shares, under that program, and $22.7 million remained available under the program as of that date. The table below summarizes the repurchase of our common stock made by us during the three months ended July 31, 2024.

					Approximate
				Total Number of	Dollar Value of
				Shares	Shares that
				Purchased as	May Yet Be
				Part of Publicly	Purchased
	Total Number	Average Price		Announced	Under Plans or
	of Shares	Paid per		Plans or	Programs
	Purchased	Share		Programs	($ in thousands)
May 2024	—	$-		0	$23,192
June 2024	—	$-		0	$23,192
July 2024	29,413	$17.27	(1)	29,413	$22,683
Total	29,413			29,413

____________________

(1)	Reflects the average weighted price of the shares repurchased as part of the publicly announced programs and includes commissions paid related to our repurchase of shares of common stock.

In August 2024, we repurchased an additional $0.8 million, or 44,352 shares, under that program, leaving $21.9 million repurchase authority remaining as of August 30, 2024.

Item 5.    OTHER INFORMATION

During the period covered by this report, the Audit Committee of our Board of Directors engaged our independent registered public accounting firm to perform non-audit, tax planning services. This disclosure is made pursuant to Section 10A(i)(2) of the Exchange Act, as added by Section 202 of the Sarbanes-Oxley Act of 2002.

During the three months ended July 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any non-Rule 10b5-1 trading arrangement (as defined in the Securities and Exchange Commission’s rules).

Item 6.    EXHIBITS

EXHIBIT INDEX

3.1

Amended and Restated Articles of Incorporation of the Registrant, as amended effective March 15, 2024, incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2024.

3.2

Amended and Restated By-Laws of the Registrant as amended through March 15, 2024 incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2024.

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

101

The following information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2024, formatted in Inline XBRL: (i) Condensed Consolidated Statements of Operations; (ii) Condensed Consolidated Statements of Comprehensive Income (Loss); (iii) Condensed Consolidated Balance Sheets; (iv) Condensed Consolidated Statements of Cash Flows; (v) Condensed Consolidated Statements of Changes in Shareholders’ Equity; (vi) Notes to Condensed Consolidated Financial Statements; and (vii) information regarding trading arrangements set forth in Part II, Item 5.

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
September 6, 2024