Form 10-K
period 2024-10-31
HURCO COMPANIES INC
filed 2025-01-10
CIK 315374

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended October 31, 2024 or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to _________

Commission File No. 0-9143

HURCO COMPANIES, INC.

(Exact name of registrant as specified in its charter)

Indiana	35-1150732
(State or other jurisdiction of	(I.R.S. Employer Identification Number)
incorporation or organization)

One Technology Way
Indianapolis, Indiana	46268
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code (317) 293–5309

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, no par value	HURC	The Nasdaq Stock Market LLC

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

Yes ☐ No ⌧

The aggregate market value of the registrant’s voting stock held by non–affiliates as of April 30, 2024 (the last business day of our most recently completed second quarter) was $118,071,000.

The number of shares of the registrant’s common stock outstanding as of December 31, 2024 was 6,446,349.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the registrant’s Proxy Statement for its 2025 Annual Meeting of Shareholders (Part III).

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

Our strategy is to design, manufacture, and sell a comprehensive line of computerized machine tools that help customers in the worldwide metal cutting market increase productivity and profitability.  Most of our machine tools employ proprietary, interactive computer control technology that increases productivity through ease of operation via interactive conversational and graphical programming software. All of our machine tools, regardless of brand, deliver high levels of machine performance (speed, accuracy and surface finish quality) that increase productivity. We routinely expand our product offerings to meet customer needs, which has led us to design and manufacture more complex machining centers with advanced capabilities.

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

Our strategy also focuses on market expansion to reach more customers with more products on a global basis.  We have made five acquisitions since 2013, which: (1) has given us more advanced products with significant improvements in our machine tool accuracy and precision, (2) allows us to seek higher productivity in complex manufacturing environments, (3) provides automation for machine tending solutions, and (4) minimizes dependencies associated with volatilities from economic and geographic cyclicality.  While the Hurco-branded computer control systems have been, and continue to be, our premium flagship product line, we have added other products to our portfolio that provide product diversity and market penetration opportunity priced from entry-level to high performance serving a variety of different industries.  We have not changed our overall strategy to design, manufacture, and sell a comprehensive line of computerized machine tools; rather, we have enhanced this strategy through growth both organically and through acquisitions in an effort to attain long-term stability and profitability.

We have seen the demand for machine tools fluctuate over the last three years.  Our industry has continued to face global headwinds due to changing economic conditions. During fiscal year 2024, our sales and service fees were $186.6 million, a decrease of $41.2 million, or 18%, compared to fiscal year 2023 and included a favorable currency impact of $1.8 million, or less than 1%, when translating foreign sales to U.S. dollars for financial reporting purposes.  Sales decreased year-over-year due primarily to a decreased volume of shipments of higher-performance Hurco, Takumi, and Milltronics machines in the Americas, Germany, the United Kingdom, Italy and China, as well as decreased shipments of electro-mechanical components and accessories manufactured by our wholly-owned subsidiary, LCM Precision Technology S.r.l. (“LCM”). For fiscal year 2024, we reported a net loss of $16.6 million, or $(2.56) per diluted share, compared to net income of $4.4 million, or $0.66 per diluted share, for fiscal year 2023. The net loss for fiscal year 2024 included a non-cash tax valuation allowance of $8.6 million recorded in provision for income taxes.

Industry

Machine tool products are capital goods, which makes them part of an industry that has historically been highly cyclical.

Industry association data for the U.S. machine tool market is available, and that market accounts for approximately 16% of worldwide consumption.  Reports available for the U.S. machine tool market include:

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

Demand for capital equipment can fluctuate significantly during periods of changing economic conditions.  Manufacturers and suppliers of capital goods, such as our company, are often the first to experience these changes in demand. Additionally, since we build to stock and our typical order backlog is approximately 45 days, it is difficult to estimate demand with any reasonable certainty. Therefore, we do not have the benefit of relying on the common leading indicators that other industries use for market analysis and forecasting purposes.

Products

Our core products consist of general-purpose, computerized machine tools for the metal cutting industry, principally, vertical and horizontal machining centers (mills), turning centers (lathes), and toolroom machines. Most of our machine tools are equipped with our fully integrated computer control systems that are powered by our proprietary software, while the remaining machine tools are equipped with industry standard controls. Additionally, we produce and distribute software options, control upgrades, hardware accessories, and replacement parts for our machine tool product lines, and we provide operator training and support services to our customers. We also produce computer control systems and related software for press brake applications that are sold as retrofit units for installation on existing or new press brake machines, and we own an automation integration company that specializes in job shop automation.

The following table sets forth the contribution of each of our product groups and services to our total revenues during each of the past three fiscal years (in thousands):

Net Sales and Service Fees by Product Category

	Year Ended October 31,
	2024		2023		2022
Computerized Machine Tools	$147,561	79%	$188,335	83%	$211,804	85%
Computer Control Systems and Software †	2,447	1%	2,805	1%	2,634	1%
Service Parts	27,628	15%	28,439	12%	28,219	11%
Service Fees	8,948	5%	8,228	4%	8,157	3%
Total	$186,584	100%	$227,807	100%	$250,814	100%

† Amounts shown do not include computer control systems and software sold as an integrated component of computerized machine tools.

Product Portfolio by Brand

We have three brands of CNC machine tools in our product portfolio.  Hurco is the technology and innovation brand for customers who want to increase productivity and profitability by selecting a brand with the latest software and motion technology.  Milltronics is the value-based brand for shops that want easy-to-use machines at competitive prices.  The Takumi brand is for customers that need precision and very high speed, high efficiency performance, such as that required in the die and mold, aerospace, and medical industries.  Takumi machines are equipped with industry standard controls instead of the proprietary controls found on Hurco and Milltronics machines. ProCobots, LLC (“ProCobots”) is our wholly-owned subsidiary that provides practical automation solutions, such as feeders, machine tending systems, and collaborative robots (cobots). In addition, through our wholly-owned subsidiary LCM, we produce high-value machine tool components and accessories. The main product categories of each brand are outlined below.

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

Hurco CNC Machine Tools

Hurco computerized machine tools are equipped with a fully integrated interactive computer control system that features our proprietary WinMax® software. Our computer control system enables a machine tool operator to create complex two-dimensional (“2D”) or three-dimensional (“3D”) machining programs directly from an engineering drawing or computer-aided design geometry file, such as a solid model. An operator with little or no machine tool programming experience can successfully create a program with minimal training and begin machining the part in a short period of time.  The control features an operator console with a touch-screen and incorporates an upgradeable personal computer (“PC”) platform using a high-speed processor with solid rendering graphical programming.  In addition, WinMax® has a Windows®† based operating system that enables users to improve shop floor flexibility and software productivity.  Companies using computer-controlled machine tools are better able to:

●	maximize the efficiency of their human resources;
●	make more advanced and complex parts from a wide range of materials using multiple processes;
●	incorporate fast moving changes in technology into their operations to keep their competitive edge;
●	integrate their business into the global supply chain of their customers by supporting small to medium lot sizes for “just in time” initiatives; and
●	connect equipment to intranet and extranets to facilitate collaboration, communication and monitoring.

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

VMi Product Line

The VM product line consists of moderately priced vertical machining centers for the entry-level market, and offer the advantage of our advanced control and motion systems.  The design premise of the machining center with a large work cube and a small footprint optimizes the use of available floor space. The VM line consists of six models in four sizes with X-axis (horizontal) travels of 26 (three models), 30, 40, and 50 inches. Most models are equipped with a belted spindle up to 12,000rpm, one model is equipped with an inline (direct drive) spindle, and one model includes motor spindle speeds up to 30,000rpm.

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

HSi Product Line

Due to the integral, motorized spindle with a maximum speed of 20,000rpm, the HS product line is desirable for the die and mold industry because of that industry’s particular interest in the improvement of surface finish quality and the reduction of cycle time. Additionally, this product line offers us the opportunity to expand our customer base to manufacturers that produce larger batches. The HS product line consists of four models with X-axis travels of 24, 30, 42, and 60 inches.

Ui Series Product Line

This product line features five-axis trunnion tables integrated onto familiar C-frame style machines, making an easy entry into five-axis for first-time users.  U Series models are offered with eight, ten, and 14-inch diameter rotary tables with either standard (belted) or direct drive (inline) spindles. High-speed spindles (20,000rpm or 30,000rpm) are offered as an option.

SRTi/SWi Product Line

The SRT Series of five-axis machines utilizes motor spindles and a swivel head with a C-axis rotary table embedded into and flush with the machine table, making them among the most flexible machines in the industry.  The SW model utilizes the swivel head and a traditional machine table that can be then fitted with an A-axis rotary table to machine long five-axis parts.  These models are available in 42-, 60-, or 84-inch X-axis travels.  Customers can choose between standard and high-speed spindles.

VCi/VCXi Product Line

The B-axis configuration of the VC/VCX Series provides greater undercut capability in both positive and negative directions, allowing users to access more part surface area for machining.  These cantilever machines are available with either a 20-inch or 23.6-inch pallet, moderately-priced models or high performance model, with a torque motor-driven 23.6-inch-diameter rotary table. High speed motor spindle (20,000rpm) is offered as option for high performance models.

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

DCXi Product Line

The double column DCX series offers four different sizes, based on two, three, and four-meter X-axis travels and Y-axis travel. These machining centers are designed to facilitate production of large parts and molds often required by the aerospace, energy, and custom machinery industries.  The 2- and 3-meter models offer two different spindle sizes to fit different applications. The 3- and 4-meter models are available as five-axis machines equipped with two different types of articulating head for either high-speed cutting or high-torque cutting.  DCX machines are the largest models offered by Hurco that feature the powerful and flexible WinMax® control.

TMi Product Line

The TM product line of slant-bed lathes (horizontal turning centers) is designed for entry-level job shops and contract manufacturers seeking efficient processing of small to medium lot sizes. The 2-axis turning TM models are in four sizes, measured by chuck size: six, eight, ten, and 12 inches.  We added motorized tooling on the lathe turret to further enhance the capability of the TM turning centers and designated it as the TM-M product line.  These turning centers with live tooling allow our customers to complete a number of secondary milling, drilling, and tapping operations while the part is still held in the chuck after the turning operations are complete, which provides significant productivity gains. The TM-M product line consists of three models: TM8Mi, TM10Mi, and TM12Mi. The newly introduced TM8MY and TM10MY models further expand productivity and flexibility by adding a Y-axis, making the models suitable for complex jobs.

TMXi Product Line

The TMX product line consists of high-performance turning centers. There are six models in two sizes. The TMX models have higher spindles and a more rigid frame, the TMX-MY models are equipped with an additional axis and motorized live tooling, and the TMX-MYS models also have an additional spindle.  These products are designed for customers who want to reduce part handling and complete complex components that require speed, accuracy, and superior surface finish in a single set-up.  They are available in either eight or ten-inch main chuck sizes.

Product Development

Since Hurco is the technology and innovation brand of our corporate portfolio, we have focused our attention on product enhancements of existing models in an effort to align the Hurco brand with the newest engineering innovations and components available to compete with other premium brands in the marketplace. Examples of product enhancements completed in fiscal year 2024 include a new and higher speed 20,000rpm motorized spindle for the HSi and Ui product lines.  We also refreshed the design of the TM-Mi and TMXi product lines to take advantage of higher performance live turret with options of either BMT or VDI tooling. We introduced the TM8MY and TM10MY multi-axis live tooling lathes models.  Additionally, we made background enhancements to our WinMax® software, focusing on bolstering reliability and optimizing resource management.  These improvements are designed to ensure smoother user experience without interrupting workflow. These efforts collectively enhance software performance and efficiency, providing more dependable and responsive experience while using WinMax®.

Milltronics CNC Machine Tools

Our Milltronics line of CNC machine tools is designed for excellent value with more standard features for the price versus competitors. We manufacture and sell these machine tools with a fully integrated interactive computer control system. The INSPIRE+ control console, launched in 2024, is an upgrade from the previous system, Milltronics 9000 Series DGI CNC, with enhanced hardware and graphics features.  The control is compatible with G & M Code programs (generated from CAD/CAM software) and also features onboard conversational visual aid programming.

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

TRQ/TRM Product Line

Products with the TRQ or TRM designation are part of the toolroom bed mill category, which are machines that are available without an enclosure (also referred to as open bed machines), that provide easy access to the worktable.  Typical applications for these machines include general machining, job shops, prototype, or maintenance and repair.  Available with quill-head or rigid-head designs, there are six models in four sizes with X-axis travels of 30, 40, 60 and 78 inches.  The 60-inch model is also available with a high-torque option. Most toolroom models feature box way construction for rigidity and are designed to absorb vibrations.

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

VM Inline Performance (IL) Product Line

The VM-IL product line consists of moderately-priced performance vertical machining centers for high-speed applications, such as die and mold, aerospace, and medical machining.  Featuring heavier castings, faster motion, and inline spindles, these 40-taper machines are available in four sizes.  Models include X-axis travels of 30, 42, 50, or 60 inches. Many of these models have extended Y-axis travels.

VM Extra Power (XP) Product Line

The VM-XP product line consists of moderately-priced, vertical machining centers for more demanding metal removal applications, such as castings or forgings.  These heavy-duty, 50-taper models are designed for applications that require more power and torque.  Customers can choose from three different models with X-axis travels of 50, 60, or 84 inches.

BR Product Line

The BR product line consists of high-speed bridge mills that are used in pattern shops and the aerospace industry, in addition to job shops, due to the large table and travels that support a wide range of part sizes. BR machines have inline spindles and are available with 150 inches in X-axis travel and 60 inches in Y-axis travel.

ML Product Line

The ML product line consists of combination lathes that the customer can configure for either toolroom or production applications with the option to add live tooling. There are 17 models available in a variety of thru hole sizes and in the following six swing-over bed diameters: 17, 19, 23, 27, 36, and 40 inches.

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

Product Development

In fiscal year 2024, Milltronics introduced the new INSPIRE+ control console, with a modern look,  increased display size, and ergonomic input. The new control console leverages patented Hurco intellectual property to enhance cutting precision and surface finish on Milltronics machine tools. Features like rapid retract and leadscrew and squareness compensations enable customers to maximize their Milltronics machine tool's performance. Additionally, Milltronics introduced two new product lines, the TRL toolroom flatbed lathes and the X5 five-axis integrated machines.  The X5 line is available in both belted and in-line spindle models, featuring a 200- or 250-millimeter trunnion table.

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

VC Series

The VC Series vertical machining centers are fast, three-axis linear guide machining centers designed for customers doing a variety of different parts, including die and mold, medical, automotive, and job shops. The VC machines are available in five sizes with X-axis travels of 34, 42, 47, 50, and 60 inches.  An extended Y-axis travel version of the 42-inch model is offered for mold shops making square mold bases.

V Series

The V Series vertical machining centers are heavy-duty, box-way machines built for tough applications such as roughing cast iron.  These massive three-axis machines feature belt or geared spindles to provide maximum torque.  The V Series product line includes eight models with X-axis travels of 39, 43, 47, 60, 70, 78, 86, and 126 inches.

H Series

Designed to produce parts that require high precision and superior surface finishes, H Series machines offer an extremely rigid and thermally stable double-column design.  These three-axis models feature high-speed, direct-drive spindles, or built-in HSK spindles, with up to 20,000rpm, in addition to spindle speed options of 24,000rpm and 36,000rpm. The H Series product line consists of 11 models with X-axis travels of 24, 40, 49, 63, 86, 126, 157, and 197 inches, with select models available with extended Y-axis travel and/or high-speed spindles.  These machines are specifically targeted for die and mold and aerospace customers.

________________________

* Fanuc® is a registered trademark of GE Fanuc Automation Americas, Inc.  Siemens® is a registered trademark of Siemens AG. Mitsubishi® is a registered trademark of Mitsubishi Electric Corporation.  Heidenhain® is a registered trademark of HEIDENHAIN CORPORATION, a wholly-owned subsidiary of the German company DR. JOHANNES HEIDENHAIN GmbH.

U Series

Designed with trunnion tables or swivel heads, these five-axis simultaneous machining centers provide versatility, as well as reduced setup time and process time.  Most models are offered with a double-column structure for superior stability and performance.  The U Series product line consists of six models, four of which offer trunnion table sizes of 10, 16, 24, and 31.5 inches.  The UB version is equipped with a B/C swivel head and a 12,000rpm built-in spindle.  Its double-column design provides a spacious X-axis travel of 126 inches.  The UR1000 has a two-axis head and a 39-inch rotary table integrated into a double-column machine, designed for large and heavy five-axis parts, such as those found in die and mold, aerospace, and energy applications.

G Series

Designed specifically for the machining of graphite or copper electrodes used in electrical discharge machining (EDM), G Series machines offer the same extremely rigid and thermally stable double-column design of the H Series with high-speed, direct-drive spindles, or built-in HSK spindles, that have up to 20,000rpm, but are also equipped with a graphite dust extraction system. The G Series product line consists of three models with X-axis travels of 22, 30, and 40 inches.

BC Series

BC Series machines are double column, three-axis machining centers designed for heavy cutting and applications that require high power and torque, such as die and mold.  These models include a heavy cutting, 6,000rpm geared-head spindle for maximum cutting power.  The BC Series models are available in eight sizes, including X-axis travels of 83, 122, 126, 157 and 197 inches, with several models featuring different choices of Y-axis travel.

HMX Series

The HMX Series are high-speed horizontal machining centers that are capable of up to 1G acceleration.  These models include twin pallets to maximize cutting time along with very fast pallet exchange times and rapid traverse rates.  Available in 400-, 500-, and 630-millimeter pallet sizes, they can also be fitted with expandable automatic tool changers that hold up to 220 tools.  The HMX500 model is available in either #40 or #50 taper spindles.

SL Lathes

SL slant-bed lathes are turning centers equipped with box ways and designed for heavy cutting to provide superior part finishes. The SL Series includes four models: the SL200 and SL250, both available with ten-inch chucks; the SL300, which has a 12-inch chuck; and the SL450, which has an 18-inch chuck.

Product Development

In fiscal year 2024, Takumi introduced a new UVC600 five-axis machine with a 600-millimeter cantilever table. This machine features faster rapids with a 15,000rpm direct drive spindle for production of high accuracy and complex parts.  The UA400 five-axis model was also introduced and has a 15,000rpm direct drive spindle with a trunnion table mounted 90 degrees on the front of the machine for ease of part loading and provision to integrate automation. Finally, Takumi developed three intelligent thermal compensation levels, iSPIN-TC, which, depending on the application, greatly reduces spindle thermal deviation.

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

CNC Rotary Tables

LCM has introduced a new generation of trunnion tables that are common across various machine models. These trunnion tables have faster rpm feedrates, interchangeable platter diameters, the ability to add power work holding devices and provision to easily incorporate rotary union. LCM has several lines of CNC rotary tables for both horizontal and vertical-horizontal positioning.  Customers can choose rotary tables with either hydraulic or pneumatic clamping systems. Additionally, LCM offers CNC rotary tables powered by either a torque motor or a high-precision mechanical transmission.

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

Non-Hurco Branded Products & Technologies

While our three brands of CNC machine tools, related software products, Autobend®, ProCobots, and LCM are responsible for the vast majority of our revenue, we have added certain other non-Hurco OEM products to our portfolio that contribute to our top and bottom line, provide product diversity and market penetration opportunity, and reduce the impact of geographic cyclicality.  We believe these non-Hurco branded products help us partially offset the cyclical nature of the machine tool market and potentially reduce the risks associated with expansion into new geographic markets by diversifying our product offering. These non-Hurco branded products are sold by our wholly-owned distributors and are comprised primarily of other general-purpose vertical machining centers and lathes, laser cutting machines, waterjet cutting machines, CNC grinders, compact horizontal machining centers, metal cutting saws, and CNC Swiss lathes. We also offer select models of Milltronics branded machines as OEM ready machines that can be branded and sold under a private label by independent third parties.

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

Manufacturing

Our computerized metal cutting machine tools are manufactured and assembled to our specifications primarily by our wholly-owned subsidiary in Taiwan (Hurco Manufacturing Limited (“HML”)).  HML conducts final assembly operations and is supported by a network of contract suppliers of components and sub-assemblies that manufacture components for our products.  Our facility in Ningbo, China (Ningbo Hurco Machine Tool Co. Ltd (“NHML”)) focuses on the machining of castings to support HML’s production in Taiwan.  The LCM line of electro-mechanical components and accessories for machine tools is designed and manufactured in Italy.  Our facility in Indianapolis, Indiana, also conducts final assembly operations for certain Hurco VMX machines, Milltronics IL/XP models, Milltronics bridge mills for the American market, certain electro-spindle components for LCM, and automation systems for ProCobots.

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

Approximately 84% of the worldwide demand for computerized machine tools and computer control systems is outside of the U.S.  In fiscal year 2024, approximately 61% of our revenues were derived from customers outside of the Americas.  No single end-user or distributor of our products accounted for more than 5% of our total sales and service fees.  The end-users of our products are precision tool, die and mold manufacturers, independent job shops, specialized short-run production applications within large manufacturing operations, and manufacturing facilities that focus on medium-to-high run production of large batches of a few types of parts instead of small batches of many different parts.  Industries served include aerospace, defense, medical equipment, energy, automotive/transportation, electronics, and computer industries.

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

Competition

We compete with many other machine tool producers in the United States and foreign countries. Most of our competitors are larger and have greater financial resources than us. Major worldwide competitors include DMG Mori Seiki Co., Ltd., Mazak Corporation, Haas Automation, Inc., Smart Machine Tool, DN Solutions (formerly Doosan Corporation), Okuma Machinery Works, Ltd., Fryer Machine Systems Inc., ProtoTRAK CNC Machines, Quick Jet Machine, Co., Ltd., Gentiger Machinery Industrial, Co., Ltd., and Yeong Chin Machinery Industries, Co., Ltd.

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

Human Capital Resources

Hurco is committed to attracting and retaining the brightest and best talent. Therefore, investing, developing, and maintaining human capital is critical to our success. As of October 31, 2024, Hurco had approximately 688 full-time employees, of which approximately 30% were in the Americas and 70% were in other global regions.  As a global industrial technology company, a large number of our employees are engineers, trained trade, or technical workers focusing on advanced manufacturing, and many of them hold masters’, doctorate, or equivalent advanced degrees, or are veterans of the armed services. Hurco emphasizes a number of measures and objectives in managing its human capital assets, including, among others, employee safety and wellness, talent acquisition and retention, employee engagement, development, and training, diversity and inclusion, and compensation and pay equity.  None of our employees are covered by a collective-bargaining agreement.  We have not experienced any employee-generated work stoppages or disruptions, and we consider our employee relations to be satisfactory.

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

Ethical Business Practices

We also foster a strong corporate culture that promotes high standards of ethics and compliance for our businesses, including policies that set forth principles to guide employee, officer, director, and vendor conduct, such as our Code of Business Conduct and Ethics. We also maintain a whistleblower policy and anonymous hotline for the confidential reporting of any suspected policy violations or unethical business conduct on the part of our businesses, employees, officers, directors, or vendors, and we provide training and education to our global workforce with respect to our Code of Business Conduct and Ethics and anti-corruption and anti-bribery policies. We intend to disclose any amendment to, or a waiver from, a provision of our Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions by posting such information on our website at www.hurco.com.

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

Item 1A.RISK FACTORS

In this section, we describe what we believe to be the material risks related to our business.  The risks and uncertainties described below or elsewhere in this report are not the only ones to which we are exposed. Additional risks and uncertainties not presently known and/or risks we currently deem immaterial may also adversely affect our business and operations. If any of the developments included in the following risks were to occur, our business, financial condition, results of operations, cash flows, or prospects could be materially adversely affected.

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

Economic uncertainty and business downturns in the U.S., European, and Asian Pacific markets have adversely affected, and may in the future adversely affect, our results of operations and financial condition. Global economic uncertainty has produced, and continues to produce, substantial stress, volatility, illiquidity, and disruption of global credit and other financial markets. Various factors contribute to the uncertain economic environment, including geopolitical tensions, military conflicts, the level and volatility of interest rates, the level of inflation, the continuing effects of regional or global health pandemics, an actual recession or fears of a recession, trade policies and tariffs, and political and governmental instability.

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

During fiscal year 2024, approximately 61% of our revenues were derived from sales to customers located outside of the Americas.  In addition, our main manufacturing facilities are located outside of the U.S.  Our international operations are subject to a number of risks, including:

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

Our sales to customers located outside of the Americas, which generated approximately 61% of our revenues in fiscal year 2024, are invoiced and received in several foreign currencies, primarily the Euro, Pound Sterling and Chinese Yuan. Therefore, our results of operations and financial condition are affected by fluctuations in exchange rates between these currencies and the U.S. dollar, both for purposes of actual conversion and for financial reporting purposes. In addition, we are exposed to exchange risk associated with our purchases of materials and components for our Taiwan manufacturing operations, which are primarily made in the New Taiwan Dollar and the Euro.  We hedge a portion of our foreign currency exposure with the purchase of forward exchange contracts. These hedge contracts only mitigate the impact of changes in foreign currency exchange rates that occur during the term of the related contract period and carry risks of counterparty failure.  There can be no assurance that our hedges will have their intended effects.

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

We actively seek opportunities to expand our product offerings or the markets we serve by acquiring other companies, product lines, technologies, and personnel. Acquisitions involve numerous risks, including the following:

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

Widespread public health emergencies or outbreaks of epidemics, pandemics, or contagious diseases, such as the COVID-19 pandemic, have had, and could in the future have, a material adverse effect on our business, financial condition, and results of operations. The full extent to which a global health crisis will impact our business and operating results will depend on future developments that are highly uncertain and cannot be accurately predicted, including new medical and other information that may emerge as a result and the actions by governmental entities or others to contain it or treat its impact.

The impacts of a severe global health crisis could pose the risk that we or our employees, suppliers, customers and others may be restricted or prevented from conducting business activities for indefinite or intermittent periods of time, including as a result of employee health and safety concerns, shutdowns, shelter in place orders, travel restrictions and other actions and restrictions that may be prudent or required by governmental authorities.

Global health crisis could disrupt our ability to deliver and/or install machines, our procurement of supplies for our operations, and our customers’ purchasing behavior or decisions, including reduced demand for our products that could continue for an extended period of time. Any or all of the foregoing in jurisdictions where we or our customers, suppliers, or business partners are located have had and could in the future have a material adverse effect on our business, results of operations, cash flows, and financial condition. In addition, fluctuations in demand and other implications associated with a global health crisis, such as COVID-19, have resulted in, and could continue resulting in, certain supply chain constraints and challenges.

Financial, Credit, and Liquidity Risks

Due to future changes in technology, changes in market demand, or changes in market expectations, portions of our inventory may become obsolete or excessive.

The technology within our products evolves, and we periodically bring new versions of our machines to market. The phasing out of an old product involves estimating the amount of inventory required to satisfy the final demand for those machines and to satisfy future repair part needs. Based on changing customer demand and expectations of delivery times for repair parts, we may find that we have either obsolete or excess inventory on hand. Because of changes in technology, market demand or market expectations, we might have to write off unusable inventory, which would adversely affect our results of operations.

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

Item 1B.UNRESOLVED STAFF COMMENTS

None.

Item 1C.CYBERSECURITY

We recognize the importance of developing, implementing, and maintaining processes for assessing, identifying and managing material risks from cybersecurity threats.

Risk Management and Strategy

We continue to invest in strengthening our cybersecurity strategy and platform and, as specifically set forth below, have integrated cybersecurity risk management into our broader enterprise risk management process. This integration will promote cybersecurity considerations as an integral part of our decision-making processes and operational practices. Our information technology department works closely with our senior management team to consistently identify, evaluate, and manage cybersecurity risks in alignment with our business strategy and objectives and operational needs.

We regularly monitor alerts from governmental authorities and industry experts, as well as third party system and organizational controls reports, to remain informed about prevailing and developing cybersecurity threats and bad actor tactics. We also periodically engage third party consultants to conduct independent assessments of our cybersecurity readiness and control effectiveness; to gain insights into emerging threats and vulnerabilities, industry trends, and leading practices; and to inform our cybersecurity strategy. Further, we work with third party experts and leverage external resources to evaluate known vulnerabilities in existing systems and provide remediation steps, as appropriate, and/or otherwise further protect the organization from cyber risk or threats, in each case including cybersecurity threats associated with our use of any third-party service provider.

Based upon results of the foregoing, we deploy a wide variety of technical safeguards that are designed to protect our information systems from cybersecurity threats, including advanced endpoint detection and response, next-generation firewalls with intrusion detection systems, access and credential controls, and multifactor authentication. We have also developed, implemented, and maintain a cyber incident response plan, which is periodically reviewed and updated and includes procedures for addressing and recovering from cyber incidents while reducing the impact on the business and operations.  This plan provides a framework for identifying, controlling, and mitigating the attack while reducing the recovery time and keeping the executive management team and Audit Committee of our Board of Directors informed.

Notably, our cybersecurity strategy and incident response plan intentionally prioritize frequent and automated backup and recovery processes in an attempt to minimize the potential for critical data loss and/or business interruption. In doing so, we use systems that provide immutable backup and recovery of files and virtual machines, encryption of data at rest and in transit to protect against unauthorized access, and transmission of copies offsite at predetermined, recurring, and frequent intervals.

While we have experienced cybersecurity incidents and expect to continue to be subject to such incidents, to date, we have not experienced any cybersecurity incidents that have materially affected our business strategy, results of operations or financial condition. However, we are subject to ongoing risks from cybersecurity threats that could materially affect us, including our business strategy, results of operations, or financial condition, as further described in Part I, Item 1A, "Risk Factors" of this Annual Report on Form 10-K.

Governance

The Audit Committee of our Board of Directors oversees cybersecurity risk management as part of its risk oversight function and oversees the design and effectiveness of management’s implementation of our cybersecurity risk management program, procedures, and contingency plans. Senior management plays a critical role in informing the Audit Committee on cybersecurity risks. More specifically, the information technology department regularly informs executive management, including the Chief Executive Officer, Chief Financial Officer and General Counsel, on all aspects pertaining to cybersecurity risks and incidents; and the Audit Committee receives periodic reports from executive management, senior information technology leadership, and risk management personnel on our cybersecurity and information security risks and postures on a regular basis. These periodic reports include detailed updates on our activities preparing for, preventing, detecting, responding to, and recovering from cyber incidents, if applicable.

Senior management with primary oversight responsibility for day-to-day cybersecurity risk management includes our Chief Executive Officer, Chief Financial Officer, Director of Information Technology, General Counsel, Corporate Controller, and Chief Accounting Officer. The group’s collective education and experience informs our cybersecurity risk assessment and management process and includes, among others, the following: higher education degrees (including master’s level or equivalent) in computer science and/or technology; decades of experience in the information technology and computer science field; experience configuring and maintaining firewalls, VPNs, and endpoint security frameworks for sophisticated, multinational organizations; proficiency in programming languages; certifications as developers and network engineers; and responsibility for managing large-scale international implementations of enterprise resource planning software systems for global companies.

Item 2.PROPERTIES

The following table sets forth the principal use, location, and size of each of our facilities:

Principal Uses	Locations	Square Footage
Corporate headquarters, design and engineering, product testing, sales and marketing, application engineering, customer service, manufacturing and assembly	Indianapolis, Indiana, U.S.	165,000

Manufacturing, assembly, sales, application engineering and customer service	Taichung, Taiwan	485,100
	Castell’Alfero, Italy	32,300

Sales, application engineering, customer service, and warehousing	High Wycombe, England	26,300
	Paris, France	12,800
	Munich and Verl, Germany	20,900
	Milan, Italy	13,800
	Venlo, the Netherlands	9,700
	Toh Guan, Singapore	9,600
	Shanghai, Dongguan and Kunshan, China	8,200
	Chennai and Pune, India	14,800
	Liegnitz, Poland	1,000
	Indianapolis, Indiana, U.S.	19,200
	Grand Rapids, Michigan, U.S.	3,700
	Los Angeles, California, U.S.	11,400
	Stritez, the Czech Republic	5,500

We own the Indianapolis corporate headquarters facility and lease all other facilities. The leases have terms expiring at various dates ranging from January 2025 to July 2032. We believe that all of our facilities are well maintained and are adequate for our needs now and in the foreseeable future. We do not believe that we would experience significant difficulty in replacing any of the currently leased facilities if any of our leases were not renewed at expiration.

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

The following information sets forth as of October 31, 2024, the name of each executive officer and his or her age, tenure as an officer, principal occupation, and business experience:

Name	Age	Position(s) with the Company
Michael Doar	69	Executive Chairman of the Board
Gregory S. Volovic	60	Director, President, and Chief Executive Officer
Sonja K. McClelland	53	Executive Vice President, Treasurer and Chief Financial Officer
HaiQuynh Jamison	46	Corporate Controller and Principal Accounting Officer
Jonathon D. Wright	42	General Counsel and Corporate Secretary

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

Holders

There were 119 holders of record of our common stock as of December 11, 2024.

Dividend Policy

We began declaring cash dividends on our common stock in the third quarter of fiscal year 2013, and continued to do so on a quarterly basis subsequently until the third quarter of fiscal year 2024, when we announced a temporary suspension of our regular quarterly cash dividend as we seek to enhance our financial flexibility and improve our ability to manage market volatility while focusing on strengthening our balance sheet, reinvesting in our core business and research and development related to emerging technologies, and returning value to shareholders via the appropriate channels in both the near- and long-term.  The declaration and amount of any future cash dividends will be subject to the sole discretion of our Board of Directors and will depend upon many factors, including our results of operations, financial condition, capital requirements, regulatory and contractual restrictions, our business strategy and other factors deemed relevant by our Board of Directors from time to time.

Our payment of dividends is limited by our U.S. credit agreement, as further described in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 4 of Notes to Consolidated Financial Statements.

Stock Repurchases

On January 6, 2023, we announced a share repurchase program in an aggregate amount of up to $25.0 million. Repurchases under the program may be made in the open market or through privately negotiated transactions from time to time, subject to applicable laws, regulations, and contractual provisions. On September 25, 2024, we announced an extension of the term of this repurchase program from November 10, 2024 to November 10, 2026. The program may be amended, suspended, or discontinued at any time and does not commit us to repurchase any shares of our common stock.  The following table summarizes the repurchases of common stock made by us during the three months ended October 31, 2024, based on the trade date of the repurchase:

					Approximate
				Total Number of	Dollar Value of
				Shares	Shares that
				Purchased as	May Yet Be
				Part of Publicly	Purchased
	Total Number	Average Price		Announced	Under Plans or
	of Shares	Paid per		Plans or	Programs
	Purchased	Share		Programs	($ in thousands)
August 2024	44,352	$16.92	(1)	44,352	$21,933
September 2024	13,870	$17.64	(1)	13,870	$21,688
October 2024	-	$-		-	$21,688
Total	58,222			58,222

(1) Reflects the average weighted price of the shares repurchased as part of the publicly announced programs and includes commissions paid related to our repurchase of shares of common stock.

Other Information

During the period covered by this report, we did not sell any equity securities that were not registered under the Securities Act of 1933, as amended.

The disclosure under the caption “Equity Compensation Plan Information at 2024 Fiscal Year End” in our 2025 proxy statement is incorporated by reference in Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

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

The following MD&A generally focuses on the operating results and year-over-year comparisons between fiscal years 2024 and 2023. Discussion of fiscal year 2023 results and year-over-year comparisons between fiscal years 2023 and 2022 that are not included in this Annual Report on Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended October 31, 2023, filed with the SEC on January 5, 2024.

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

The market for machine tools is international in scope. We have both significant foreign sales and significant foreign manufacturing operations.  During fiscal year 2024, approximately 51% of our revenues were attributable to customers in Europe, where we typically sell more of our higher-performance, higher-priced VMX series machines.  Additionally, approximately 10% of our revenues were attributable to customers in the Asia Pacific region, where we encounter greater pricing pressures.

During a time of global uncertainty and lower sales volumes, we have turned our attention to adjusting overhead expenses and operating expenses to help minimize the impact of the lower volumes of sales on operating income.  We implemented cost reductions in the third quarter of fiscal year 2024, adjusted and managed inventories (excluding the impact of foreign currency) and temporary suspended our regular quarterly cash dividend.  We used that cashflow to manage our capital allocation strategies to continue investing in new technologies, product development, and necessary capital expenditures to maximize cashflows without incurring any significant indebtedness as we continue to seek new acquisitions and other growth opportunities.  The cyclicality of our business requires that we exercise discipline in managing through unexpected changes in the markets and industries in which we operate.  We believe that our long history of profitability and the strength of our balance sheet can provide us with stability to manage through these business cycles and we rely on our past experience in making measured decisions for the long-term success of our business.

We have three brands of CNC machine tools in our product portfolio.  Hurco is the technology innovation brand for customers who want to increase productivity and profitability by selecting a brand with the latest software and motion technology.  Milltronics is the value-based brand for shops that want easy-to-use machines at competitive prices.  The Takumi brand is for customers that need very high speed, high efficiency performance, such as that required in the production, die and mold, aerospace, and medical industries.  Takumi machines are equipped with industry standard controls instead of the proprietary controls found on Hurco and Milltronics machines.  These three brands of CNC machine tools are responsible for the vast majority of our revenue.  However, we have added other non-Hurco branded products to our product portfolio that have contributed product diversity and market penetration opportunity.  These non-Hurco branded products are sold by our wholly-owned distributors and are comprised primarily of other general-purpose vertical milling centers and lathes, laser cutting machines, waterjet cutting machines, CNC grinders, compact horizontal machines, metal cutting saws, and CNC swiss lathes. ProCobots is our wholly-owned subsidiary that provides automation solutions. In addition, through our wholly-owned subsidiary in Italy, LCM, we produce high value machine tool components and accessories.

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

	Percentage of Revenues			Year-to-Year % Change
	2024	2023	2022	Increase/(Decrease)
				’24 vs. ’23	’23 vs. ’22
Sales and service fees	100%	100%	100%	(18)%	(9)%
Gross profit	20%	25%	26%	(33)%	(13)%
Selling, general and administrative expenses	25%	22%	21%	(7)%	(4)%
Operating (loss) income	(4)%	3%	5%	(225)%	(48)%
Net (loss) income	(9)%	2%	3%	(478)%	(47)%

Fiscal Year 2024 Compared to Fiscal Year 2023

Sales and Service Fees. Sales and service fees for fiscal year 2024 were $186.6 million, a decrease of $41.2 million, or 18%, compared to fiscal year 2023, and included a favorable currency impact of $1.8 million, or less than 1%, when translating foreign sales to U.S. dollars for financial reporting purposes.

Net Sales and Service Fees by Geographic Region

The following table sets forth net sales and service fees by geographic region for the fiscal years ended October 31, 2024 and 2023 (dollars in thousands):

	Fiscal Year Ended October 31,				Increase/Decrease
	2024		2023		Amount	%
Americas	$72,317	39%	$88,329	39%	$(16,012)	(18)%
Europe	94,919	51%	120,525	53%	(25,606)	(21)%
Asia Pacific	19,348	10%	18,953	8%	395	2%
Total	$186,584	100%	$227,807	100%	$(41,223)	(18)%

Sales in the Americas for fiscal year 2024 decreased by 18%, compared to fiscal year 2023, primarily due to decreased shipments of Hurco and Takumi machines. The decrease in sales of these machines was mainly attributable to decreased shipments of Hurco and Takumi 3-axis vertical machines, partially offset by increased sales of higher-performance Hurco 5-axis machines and Milltronics 3-axis vertical machines.

European sales for fiscal year 2024 decreased by 21%, compared to fiscal year 2023, and included a favorable currency impact of 2%, when translating foreign sales to U.S. dollars for financial reporting purposes. The year-over-year decrease in European sales was primarily attributable to a decreased volume of shipments of Hurco and Takumi machines in Germany, Italy, and the United Kingdom, and of electro-mechanical components and accessories manufactured by LCM, partially offset by an increased volume of shipments of Hurco and Takumi machines in France and increased sales of ProCobots automation solutions.

Asian Pacific sales for fiscal year 2024 increased by 2%, compared to fiscal year 2023, and included an unfavorable currency impact of 1%, when translating foreign sales to U.S. dollars for financial reporting purposes. The year-over-year increase in Asian Pacific sales for the fiscal year was primarily attributable to increased shipments of Hurco and Takumi machines in India and to one customer with multiple machine orders in China, partially offset by decreased shipments of Hurco and Takumi machines in China and Southeast Asia.

Net Sales and Service Fees by Product Category

The following table sets forth net sales and service fees by product group and services for the fiscal years ended October 31, 2024 and 2023 (dollars in thousands):

	Fiscal Year Ended October 31,				Increase/Decrease
	2024		2023		Amount	%
Computerized Machine Tools	$147,561	79%	$188,335	83%	$(40,774)	(22)%
Computer Control Systems and Software †	2,447	1%	2,805	1%	(358)	(13)%
Service Parts	27,628	15%	28,439	12%	(811)	(3)%
Service Fees	8,948	5%	8,228	4%	720	9%
Total	$186,584	100%	$227,807	100%	$(41,223)	(18)%

† Amounts shown do not include computer control systems and software sold as an integrated component of computerized machine tools.

Sales of computerized machine tools for fiscal year 2024 decreased by 22%, compared to fiscal year 2023, primarily due to a decreased volume of shipments of Hurco and Takumi machines in all regions where our customers are located, except India and France, partially offset by increased sales of Milltronics vertical machines in North America. Sales of computer control systems and software for fiscal year 2024 decreased by 13%, compared to fiscal year 2023, due to decreased sales of software for Hurco machines in North America and Germany. Sales of service parts for fiscal year 2024 decreased by 3%, compared to fiscal year 2023, due mainly to a decreased volume of aftermarket sales of Hurco and LCM parts in Europe and North America.   Service fees increased by 9% for fiscal year 2024, compared to fiscal year 2023, primarily due to increased service of Hurco machines in the United Kingdom, France and North America.  During fiscal year 2024, sales for all product categories included a favorable currency impact of less than 1%, when translating foreign sales to U.S. dollars for financial reporting purposes.

Orders and Backlog. Orders for fiscal year 2024 were $198.3 million, a decrease of $11.4 million, or 5%, compared to fiscal year 2023, and included a favorable currency impact of $1.9 million, or less than 1%, when translating foreign orders to U.S. dollars.

The following table sets forth new orders booked by geographic region for the fiscal years ended October 31, 2024 and 2023 (dollars in thousands):

	Fiscal Year Ended October 31,				Increase/Decrease
	2024		2023		Amount	%
Americas	$76,711	39%	$80,412	38%	$(3,701)	(5)%
Europe	99,633	50%	114,961	55%	(15,328)	(13)%
Asia Pacific	21,958	11%	14,303	7%	7,655	54%
Total	$198,302	100%	$209,676	100%	$(11,374)	(5)%

Orders in the Americas for fiscal year 2024 decreased by 5%, compared to fiscal year 2023. The decrease in orders was primarily due to decreased customer demand for Hurco 3-axis vertical machines, partially offset by increased demand for Hurco higher-performing 5-axis machines.

European orders for fiscal year 2024 decreased by 13%, compared to fiscal year 2023, and included a favorable currency impact of 2%, when translating foreign orders to U.S. dollars. The decrease in orders was driven primarily by decreased customer demand for Hurco and Takumi machines in Germany, France, and Italy, as well as decreased demand for electro-mechanical components and accessories manufactured by LCM, partially offset by increased demand for Hurco higher-performance VMX machines in the United Kingdom and for ProCobots automation solutions sold across the European region.

Asian Pacific orders for fiscal year 2024 increased by 54%, compared to fiscal year 2023, and included an unfavorable currency impact of 2%, when translating foreign orders to U.S. dollars. The increase in Asian Pacific orders was driven primarily by increased customer demand for Hurco and Takumi machines in China, India, and Southeast Asia. The increased customer demand for Hurco machines in China and India for the fiscal year included two customers with multiple machine orders.

Backlog as of October 31, 2024 increased to $40.8 million from $28.3 million as of October 31, 2023, primarily due to increased customer demand during the last six months of fiscal year 2024, compared to the same period in prior year.  The increase in backlog was driven primarily by increased demand for higher-performance VMX and 5-axis Hurco machines in the U.S. and Europe, Milltronics toolroom and 3-axis vertical machines in the U.S., and Hurco 3-axis vertical machines and Takumi bridge mills in Asia Pacific. We do not believe backlog is a useful measure of past performance or indicative of future performance. Backlog orders as of October 31, 2024 are expected to be fulfilled in fiscal year 2025.

Gross Profit. Gross profit for fiscal year 2024 was $37.7 million, or 20% of sales, compared to $56.2 million, or 25% of sales, for fiscal year 2023. The year-over-year decrease in gross profit was primarily due to the lower volume of vertical milling machine sales in the Americas and Europe. Additionally, there were decreases in average net selling prices for certain machines during fiscal year 2024 that were designed to penetrate key markets and reduce inventories. The decreases in both sales volume and pricing negatively impacted gross profit in dollars and as a percentage of sales, reducing our leverage of fixed costs, in comparison to fiscal year 2023. Further, certain cost reductions were implemented in the third quarter of fiscal year 2024 to help offset the impact of lower sales volumes and pricing.

Operating Expenses. Selling, general, and administrative expenses for fiscal year 2024 were $46.0 million, or 25% of sales, compared to $49.6 million, or 22% of sales, in fiscal year 2023, and included an unfavorable currency impact of $0.4 million, when translating foreign expenses to U.S. dollars for financial reporting purposes. The year-over-year reduction in selling, general, and administrative expenses was primarily due to cost reductions implemented in the third quarter of fiscal year 2024 to help offset the impact of lower sales volume, partially offset by increased tradeshow costs (for IMTS) in the fourth quarter of fiscal year 2024. Despite the reduction from an absolute dollar perspective, selling, general, and administrative expenses increased as a percentage of sales in fiscal year 2024, compared to fiscal year 2023, due to the lower volume of sales year-over-year.

Operating (Loss) Income. Operating loss for fiscal year 2024 was $8.3 million, or 4% of sales, compared to operating income of $6.6 million, or 3% of sales, for fiscal year 2023. The year-over-year decrease in operating income was primarily due to lower volume of vertical milling machine sales in the Americas and Europe.

Other Expense, Net. Other expense, net for fiscal year 2024 increased by $1.5 million from fiscal year 2023, due mainly to an increase in foreign currency exchange losses.

Provision for Income Taxes. Income tax expense for fiscal year 2024 was $6.8 million, compared to $2.4 million for fiscal year 2023. The year-over-year increase in income tax expense was primarily due to an $8.4 million non-cash valuation allowance recorded on U.S. and China deferred tax assets, as well as changes in geographic mix of income and loss that includes jurisdictions with differing tax rates, and discrete items related to unvested stock compensation. Because we have an $8.3 million valuation allowance recorded against our U.S. deferred tax assets, we did not record a tax benefit for our U.S. net losses for fiscal year 2024. The valuation allowance recorded during fiscal year 2024 reflected a full valuation allowance of the U.S. deferred tax assets and was recorded after evaluating changes to tax laws, statutory tax rates, and our cumulative three-year income (loss) levels for the U.S. for fiscal year 2024.

Net (Loss) Income. Net loss for fiscal year 2024 was $16.6 million, or $(2.56) per diluted share, compared to net income of $4.4 million, or $0.66 per diluted share, for fiscal year 2023.  The year-over-year decrease in net income was primarily due to decreased volume of machine shipments, as well as the valuation allowance recorded against our U.S. and China deferred tax assets.

Liquidity and Capital Resources

As of October 31, 2024, we had cash and cash equivalents of $33.3 million, compared to $41.8 million as of October 31, 2023. The decrease in cash and cash equivalents was primarily a result of net cash used for payments of outstanding accounts payable, stock repurchases and dividend payments. Approximately 12% of our $33.3 million of cash and cash equivalents is held in the U.S. The balance is attributable to our foreign operations and is held in the local currencies of our various foreign entities, subject to fluctuations in currency exchange rates. We do not believe that the indefinite reinvestment of these funds offshore impairs our ability to meet our domestic working capital needs.

Working capital as of October 31, 2024 was $180.8 million, compared to $193.3 million as of October 31, 2023. The decrease in working capital was primarily driven by decreases in cash and cash equivalents, inventories, accounts receivable, net, and prepaid and other assets, as well as increases in customer deposits, partially offset by decreases in accounts payable and accrued payroll and employee benefits.

Inventories were $153.0 million as of October 31, 2024, compared to $158.0 million as of October 31, 2023, and included a favorable currency impact of $3.2 million, or 2%, when translating foreign inventories to U.S. dollars for financial reporting purposes.  Inventory turns as of October 31, 2024 were 1.0 compared to 1.1 as of October 31, 2023.

Capital expenditures were $2.9 million in fiscal year 2024, compared to $2.6 million in fiscal year 2023. Capital expenditures for fiscal year 2024 were primarily for software development costs, purchases of factory equipment for production facilities, and purchases of general software and equipment for sales and service divisions. We funded these expenditures with cash flows from operations.

On January 6, 2023, we announced a share repurchase program in an aggregate amount of up to $25.0 million. Repurchases under the program may be made in the open market or through privately negotiated transactions from time to time, subject to applicable laws, regulations, and contractual provisions. On September 25, 2024, we announced an extension of the term of this $25.0 million repurchase program from November 10, 2024 to  November 10, 2026. The program may be amended, suspended, or discontinued at any time and does not commit us to repurchase any shares of our common stock. During fiscal year 2024, we repurchased $1.5 million, or 87,635 shares, under the program, and $21.7 million remained available under the program as of October 31, 2024.

During fiscal year 2024, we paid cash dividends to our shareholders of $2.1 million. On June 14, 2024, we announced a temporary suspension of our regular quarterly cash dividend as we seek to enhance our financial flexibility and improve our ability to manage market volatility while focusing on strengthening our balance sheet, reinvesting in our core business and research and development related to emerging technologies, and returning value to shareholders via the appropriate channels in both the near- and long-term.  Future dividends are subject to approval of our Board of Directors and will depend upon many factors, including our results of operations, financial condition, capital requirements, regulatory and contractual restrictions, our business strategy and other factors deemed relevant by our Board of Directors from time to time.

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

As of October 31, 2024, our existing credit facilities consisted of a €1.5 million revolving credit facility in Germany, the 150 million New Taiwan dollars Taiwan credit facility, the 32.5 million Chinese Yuan China credit facility and the $40.0 million revolving credit facility under the 2018 Credit Agreement.  We had no debt or borrowings under any of our credit facilities as of October 31, 2024.

As of October 31, 2024, we had an aggregate of approximately $50.9 million available for borrowing under our credit facilities and were in compliance with all covenants relating thereto.

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

Contractual Obligations and Commitments

The following is a table of contractual obligations and commitments as of October 31, 2024 (in thousands):

	Payments Due by Period
					More
		Less than			than
	Total	1 Year	1-3 Years	4-5 Years	5 Years
Operating leases	$12,586	$4,219	$5,475	$2,319	$573
Accrued and deferred taxes and credits	6,239	436	563	—	5,240
Total	$18,825	$4,655	$6,038	$2,319	$5,813

In addition to the contractual obligations and commitments disclosed above, we also have a variety of other obligations for the procurement of materials and services, none of which subject us to any material non-cancelable commitments. While some of these obligations arise under long-term supply agreements, we are not committed under these agreements to accept or pay for requirements that are not needed to meet our production needs. We have no material minimum purchase commitments or “take-or-pay” type agreements or arrangements. Unrecognized tax benefits, excluding any interest and penalties, were immaterial for fiscal year 2024 and have been excluded from the table above because we are unable to determine a reasonably reliable estimate of the timing of future payment.

We expect capital spending in fiscal year 2025 to be approximately $4.1 million, which includes investments for software development, leasehold improvement, factory equipment, and production facilities, as well as general software and equipment for selling facilities. We expect to fund these commitments with cash on hand and cash generated from operations.

Off Balance Sheet Arrangements

From time to time, our subsidiaries guarantee third party payment obligations in connection with the sale of machines to customers that use financing. We follow Financial Accounting Standards Board (“FASB”) guidance for accounting for guarantees (codified in Accounting Standards Codification (“ASC”) 460). As of October 31, 2024, we had nine outstanding third party payment guarantees totaling approximately $0.9 million. The terms of these guarantees are consistent with the underlying customer financing terms. Upon shipment of a machine, the customer assumes the risk of ownership. The customer does not obtain title, however, until the customer has paid for the machine. A retention of title clause allows us to recover the machine if the customer defaults on the financing. We accrue liabilities under these guarantees at fair value, which amounts are insignificant.

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

Income Taxes – We account for income taxes and the related accounts under the asset and liability method.  Deferred tax assets and liabilities are measured using enacted income tax rates in each jurisdiction in effect for the year in which the temporary differences are expected to be recovered or settled.  These deferred tax assets are reduced by a valuation allowance, which is established when it is more likely than not that some portion or all of the deferred tax assets will not be realized.  We operate in multiple jurisdictions through wholly-owned subsidiaries, and our global structure is complex. Accordingly, the ultimate outcome with respect to taxes we may owe may differ from the amounts recognized.  Our judgment regarding the realization of deferred tax assets may change due to future profitability and market conditions, change in U.S. or foreign tax laws, and other factors.  These changes, if any, may require material adjustments to these deferred tax assets and an accompanying reduction or increase in net income. During fiscal year 2024, we recorded an $8.6 million non-cash valuation allowance on U.S. and China deferred tax assets, of which $8.3 million reflected a full valuation allowance of the U.S. deferred tax assets, and was recorded after evaluating changes to tax laws, statutory tax rates, and our cumulative three-year income (loss) levels for the U.S. for fiscal year 2024. Because we have a valuation allowance recorded against our U.S. deferred tax assets, we did not record a tax benefit for our U.S. net losses for fiscal year 2024.

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

Item 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Interest on borrowings under our bank credit agreements are tied to prevailing domestic and foreign interest rates. As of October 31, 2024, we had no borrowings outstanding under any of our credit facilities.

Foreign Currency Exchange Risk

In fiscal year 2024, we derived approximately 61% of our revenues from customers located outside of the Americas, where we invoiced and received payments in several foreign currencies. All of our computerized machine tools and computer control systems, as well as certain proprietary service parts, are sourced by our U.S.-based engineering and manufacturing division and re-invoiced to our foreign sales and service subsidiaries, primarily in their functional currencies.

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

Forward contracts for the sale or purchase of foreign currencies as of October 31, 2024, which are designated as cash flow hedges under FASB guidance related to accounting for derivative instruments and hedging activities, were as follows (in thousands, except weighted average forward rates):

				Contract Amount at
	Notional	Weighted		Forward Rates in
	Amount	Avg.		U.S. Dollars
Forward	in Foreign	Forward		Contract	October 31,
Contracts	Currency	Rate		Date	2024	Maturity Dates
Sale Contracts:
Euro	7,500	1.1037		8,278	8,201	Nov 2024 - Oct 2025
Sterling	3,400	1.2830		4,362	4,374	Nov 2024 - Oct 2025

Purchase Contracts:
New Taiwan Dollar	490,000	30.7269	*	15,947	15,628	Nov 2024 - Oct 2025

*New Taiwan Dollars per U.S. dollar

Forward contracts for the sale or purchase of foreign currencies as of October 31, 2024, which were entered into to protect against the effects of foreign currency fluctuations on inter-company receivables, payables, and loans and are not designated as hedges under this guidance denominated in foreign currencies, were as follows (in thousands, except weighted average forward rates):

				Contract Amount at
	Notional	Weighted		Forward Rates in
	Amount	Avg.		U.S. Dollars
Forward	in Foreign	Forward		Contract	October 31,
Contracts	Currency	Rate		Date	2024	Maturity Dates
Sale Contracts:
Euro	9,061	1.0913		9,888	9,859	Nov 2024 - Feb 2025
Sterling	400	1.2916		517	515	Nov 2024

Purchase Contracts:
New Taiwan Dollar	1,352,500	31.5496	*	42,869	42,721	Nov 2024 - Mar 2025

* New Taiwan Dollars per U.S. dollar

We are also exposed to foreign currency exchange risk related to our investment in net assets in foreign countries. To manage this risk, we entered into a forward contract with a notional amount of €3.0 million in November 2023. We designated this forward contract as a hedge of our net investment in Euro denominated assets. We selected the forward method under the FASB guidance related to the accounting for derivative instruments and hedging activities. The forward method requires all changes in the fair value of the contract to be reported as a cumulative translation adjustment, net of tax, in Accumulated other comprehensive loss in the same manner as the underlying hedged net assets. This forward contract matured in November 2024 and we entered into a new forward contract for the same notional amount that is set to mature in November 2025. As of October 31, 2024, we had $1.2 million of realized gain and an immaterial amount of unrealized loss, net of tax, recorded as cumulative translation adjustments in Accumulated other comprehensive loss, related to these forward contracts.

Forward contracts designated as net investment hedges under this guidance as of October 31, 2024, were as follows (in thousands, except weighted average forward rates):

	Notional	Weighted	Contract Amount at Forward Rates in
	Amount	Avg.	U.S. Dollars
Forward	in Foreign	Forward	Contract	October 31,	Maturity
Contracts	Currency	Rate	Date	2024	Date
Sale Contracts:
Euro	3,000	1.0823	3,247	3,258	Nov 2024

Item 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders

and the Board of Directors

of Hurco Companies, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheet of Hurco Companies, Inc. and its subsidiaries (the "Company") as of October 31, 2024, the related consolidated statements of operations, comprehensive income (loss), cash flows, and changes in shareholders' equity for the period ended October 31, 2024, and the related notes and schedule listed in Item 15(a) (collectively referred to as the "financial statements"). We also have audited the Company's internal control over financial reporting as of October 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of October 31, 2024, and the results of its operations and its cash flows for the period ended October 31, 2024, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

Basis for Opinions

The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Income Taxes — Realizability of Deferred Tax Assets — Refer to Notes 1 and 6 to the Financial Statements

Critical Audit Matter Description

The Company recognizes deferred income taxes for tax attributes and for differences between the financial statement and tax basis of assets and liabilities at enacted statutory tax rates in effect for the years in which the deferred tax liability or asset is expected to be settled or realized. A valuation allowance is provided to offset deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Judgments related to the existence of sufficient taxable income and the realization of deferred tax assets include consideration of future profitability and market conditions, changes in U.S. or foreign tax laws and other factors. Management has determined that it is not more likely than not that sufficient taxable income will be generated in the future to realize its U.S. deferred tax assets; therefore, a valuation allowance of $8.3 million was recorded during the year ended October 31, 2024.

Given the determination of whether it is more likely than not that sufficient U.S. taxable income will be generated in the future to realize deferred tax assets requires management to make significant judgments and estimates related to taxable income, performing audit procedures to evaluate the reasonableness of management’s estimates of taxable income required a high degree of auditor judgment and an increased extent of effort, including the need to involve our income tax specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the determination of whether it is more likely than not that sufficient taxable income will be generated in the future to realize deferred tax assets included the following, among others:

•	We tested the effectiveness of controls over deferred tax assets, including management’s controls over whether it is more likely than not that the deferred tax assets will be realized.
•

We evaluated the reasonableness of the methods, assumptions, and judgments used by management to determine whether it is more likely than not that sufficient taxable income will be generated in the future to utilize the net deferred tax assets and therefore whether a valuation allowance was necessary.

•	We evaluated the reasonableness of management's assessment of the significance and weighting of negative evidence and positive evidence that is objectively verifiable.
•

With the assistance of our income tax specialists, we evaluated (1) the appropriateness of qualifying tax planning strategies, including whether they were prudent, feasible and would more likely than not result in the realization of U.S. deferred tax assets and (2) management's assessment of whether sufficient U.S. taxable income will be generated in the future to realize a portion of the deferred tax assets prior to expiration.

•	We tested the valuation allowances recorded by testing the mathematical accuracy and management’s conclusions on the realizability of the deferred tax assets.
•

We tested the income tax provision by selecting a sample of permanent and temporary differences in the U.S., testing the calculation of the effective tax rate and resulting deferred tax assets and liabilities, while considering compliance with tax laws and regulations for those samples.

/s/ Deloitte & Touche LLP

Indianapolis, Indiana

January 10, 2025

We have served as the Company's auditor since 2024.

Report of Independent Registered Public Accounting Firm

To the Shareholders

and the Board of Directors

of Hurco Companies, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Hurco Companies, Inc. and its subsidiaries (the Company) as of October 31, 2023, and the related consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity and cash flows, for each of the two years in the period ended October 31, 2023, and the related notes and schedule listed in Item 15(a) (collectively, the financial statements).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of October 31, 2023, and the results of their operations and their cash flows for each of the two years in the period ended October 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinions

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinions.

/s/ RSM US LLP

Indianapolis, IN

January 5, 2024

We served as the Company’s auditor from 2017 to 2024.

HURCO COMPANIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended October 31,
	2024	2023	2022

	(In thousands, except per share amounts)
Sales and service fees	$186,584	$227,807	$250,814

Cost of sales and service	148,841	171,639	186,336

Gross profit	37,743	56,168	64,478

Selling, general and administrative expenses	46,029	49,552	51,731

Operating (loss) income	(8,286)	6,616	12,747

Interest expense	578	282	27

Interest income	621	369	79

Investment income, net	80	61	174

Income from equity investments	292	494	733

Other expense, net	1,979	504	1,828

(Loss) income before income taxes	(9,850)	6,754	11,878

Provision for income taxes	6,758	2,365	3,652

Net (loss) income	$(16,608)	$4,389	$8,226

(Loss) income per common share

Basic	(2.56)	0.67	1.24
Diluted	(2.56)	0.66	1.23

Weighted average common shares outstanding

Basic	6,489	6,499	6,580
Diluted	6,489	6,528	6,632

The accompanying notes are an integral part of the consolidated financial statements.

HURCO COMPANIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended October 31,
	2024	2023	2022

	(In thousands)
Net (loss) income	$(16,608)	$4,389	$8,226

Other comprehensive (loss) income:

Translation (loss) gain of foreign currency financial statements	3,474	3,274	(19,591)

(Gain) / loss on derivative instruments reclassified into operations, net of tax (expense) / benefit of $401, $(146), $59, respectively	1,339	(488)	191

Gain / (loss) on derivative instruments, net of tax expense / (benefit) of $(218), $(439), $(119) respectively	(727)	(1,465)	(384)

Total other comprehensive (loss) income	4,086	1,321	(19,784)

Comprehensive (loss) income	$(12,522)	$5,710	$(11,558)

The accompanying notes are an integral part of the consolidated financial statements.

HURCO COMPANIES, INC.

CONSOLIDATED BALANCE SHEETS

	October 31,	October 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$33,330	$41,784
Accounts receivable, net	36,678	39,965
Inventories	153,037	157,952
Derivative assets	323	740
Prepaid and other assets	5,209	7,789
Total current assets	228,577	248,230
Property and equipment:
Land	1,046	1,046
Building	7,381	7,387
Machinery and equipment	28,106	26,779
Leasehold improvements	4,667	4,473
	41,200	39,685
Less accumulated depreciation and amortization	(32,404)	(30,826)
Total property and equipment, net	8,796	8,859
Non–current assets:
Software development costs, less accumulated amortization	7,044	7,030
Intangible assets, net	763	994
Operating lease - right of use assets	11,313	10,971
Deferred income taxes	1,349	4,749
Investments and other assets	10,801	9,756
Total non–current assets	31,270	33,500
Total assets	$268,643	$290,589
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$24,951	$29,661
Customer deposits	4,308	2,827
Derivative liabilities	705	1,821
Operating lease liabilities	3,829	3,712
Accrued payroll and employee benefits	7,786	9,853
Accrued income taxes	866	1,713
Accrued expenses	4,258	4,092
Accrued warranty expenses	1,086	1,294
Total current liabilities	47,789	54,973
Non–current liabilities:
Deferred income taxes	53	83
Accrued tax liability	537	1,293
Operating lease liabilities	7,852	7,606
Deferred credits and other	5,240	4,403
Total non–current liabilities	13,682	13,385
Commitment and contingencies	—	—
Shareholders’ equity:
Preferred stock: no par value per share, 1,000,000 shares authorized; no shares issued	—	—
Common stock: no par value, $.10 stated value per share, 12,500,000 shares authorized; 6,548,838 and 6,553,673 shares issued and 6,435,624 and 6,462,138 shares outstanding, as of October 31, 2024 and October 31, 2023, respectively	644	646
Additional paid-in capital	61,500	61,665
Retained earnings	161,422	180,124
Accumulated other comprehensive loss	(16,394)	(20,204)
Total shareholders’ equity	207,172	222,231
Total liabilities and shareholders’ equity	$268,643	$290,589

The accompanying notes are an integral part of the consolidated financial statements.

HURCO COMPANIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended October 31,
	2024	2023	2022

	(In thousands)
Cash flows from operating activities:
Net (loss) income	$(16,608)	$4,389	$8,226
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Provision for doubtful accounts	(36)	32	(159)
Deferred income taxes	(4,283)	(120)	(1,043)
Deferred income tax valuation allowance	8,590	141	412
Equity in (income) loss of affiliates	(292)	(494)	(733)
Foreign currency (gain) loss	(426)	(2,551)	1,393
Unrealized (gain) loss on derivatives	(96)	(754)	727
Depreciation and amortization	3,532	4,093	3,918
Stock–based compensation	1,648	2,699	2,686
Change in assets and liabilities:
(Increase) decrease in accounts receivable	3,996	(84)	280
(Increase) decrease in inventories	8,383	(648)	(24,440)
(Increase) decrease in prepaid and other assets	1,236	(805)	7,022
Increase (decrease) in accounts payable	(5,266)	(11,767)	(2,278)
Increase (decrease) in customer deposits	1,392	(2,179)	(3,056)
Increase (decrease) in accrued expenses	(97)	(1,978)	1,018
Increase (decrease) in accrued payroll and employee benefits	(2,067)	(901)	362
Increase (decrease) in accrued income tax	(885)	(985)	1,698
Increase (decrease) in accrued tax liability	(756)	11	(467)
Net change in deferred tax assets and liabilities	481	(1,277)	(25)
Net change in derivative assets and liabilities	(445)	885	264
Other	(520)	(528)	229
Net cash provided by (used for) operating activities	(2,519)	(12,821)	(3,966)

Cash flows from investing activities:
Proceeds from sale of property and equipment	18	407	101
Purchase of property and equipment	(1,241)	(1,286)	(1,107)
Software development costs	(1,635)	(1,291)	(1,086)
Other investments	119	273	—
Net cash provided by (used for) investing activities	(2,739)	(1,897)	(2,092)

Cash flows from financing activities:
Proceeds from exercise of common stock options	—	270	117
Dividends paid	(2,094)	(4,142)	(3,923)
Taxes paid related to net settlement of restricted shares	(315)	(313)	(207)
Stock repurchases	(1,500)	(4,609)	(2,890)
Excise tax payable related to stock repurchases	—	(28)	—
Net cash provided by (used for) financing activities	(3,909)	(8,822)	(6,903)

Effect of exchange rate changes on cash and cash equivalents	713	1,402	(7,180)

Net decrease in cash and cash equivalents	(8,454)	(22,138)	(20,141)

Cash and cash equivalents at beginning of period	41,784	63,922	84,063

Cash and cash equivalents at end of period	$33,330	$41,784	$63,922

Supplemental disclosures:
Cash paid (received) for:
Interest	$—	$—	$—
Income taxes, net	$3,018	$4,336	$(1,628)

The accompanying notes are an integral part of the consolidated financial statements.

HURCO COMPANIES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Common				Accumulated
	Stock	Common	Additional		Other
(In thousands,	Shares	Stock	Paid–In	Retained	Comprehensive
except shares outstanding)	Outstanding	Amount	Capital	Earnings	Loss	Total
Balances, October 31, 2021	6,617,717	$662	$63,924	$175,574	$(1,741)	$238,419

Net income (loss)	—	—	—	8,226	—	8,226
Other comprehensive income (loss)	—	—	—	—	(19,784)	(19,784)
Stock–based compensation expense, net of taxes withheld for vested restricted shares	33,761	3	2,476	—	—	2,479
Exercise of common stock options	5,437	1	116	—	—	117
Stock repurchases	(89,921)	(9)	(2,881)	—	—	(2,890)
Dividends paid ($0.59 per share)	—	—	—	(3,923)	—	(3,923)
Balances, October 31, 2022	6,566,994	$657	$63,635	$179,877	$(21,525)	$222,644

Net income (loss)	—	—	—	4,389	—	4,389
Other comprehensive income (loss)	—	—	—	—	1,321	1,321
Stock–based compensation expense, net of taxes withheld for vested restricted shares	49,874	5	2,381	—	—	2,386
Exercise of common stock options	11,559	1	269	—	—	270
Stock repurchases, net of excise tax payable	(166,289)	(17)	(4,620)	—	—	(4,637)
Dividends paid ($0.63 per share)	—	—	—	(4,142)	—	(4,142)
Balances, October 31, 2023	6,462,138	$646	$61,665	$180,124	$(20,204)	$222,231

Net income (loss)	—	—	—	(16,608)	—	(16,608)
Other comprehensive income (loss)	—	—	—	—	4,086	4,086
Deferred income tax valuation allowances					(276)	(276)
Stock-based compensation expense, net of taxes withheld for vested restricted shares	61,121	6	1,327	—	—	1,333
Stock repurchases	(87,635)	(8)	(1,492)	—	—	(1,500)
Dividends paid ($0.32 per share)	—	—	—	(2,094)	—	(2,094)
Balances, October 31, 2024	6,435,624	$644	$61,500	$161,422	$(16,394)	$207,172

The accompanying notes are an integral part of the consolidated financial statements.

HURCO COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation. The consolidated financial statements include the accounts of Hurco Companies, Inc. (an Indiana corporation) and its wholly–owned subsidiaries (“we”, “us”, “our”, “Hurco” or the “Company”). We have a 35% ownership interest in a Taiwan affiliate that is accounted for using the equity method. Our investment in that affiliate was approximately $5.3 million and $5.1 million as of October 31, 2024 and 2023, respectively. That investment is included in Investments and other assets, net on the accompanying Consolidated Balance Sheets. Inter-company accounts and transactions have been eliminated.

Statements of Cash Flows. We consider all highly liquid investments with a stated maturity at the date of purchase of three months or less to be cash equivalents. Cash flows from hedges are classified consistent with the items being hedged.

Translation of Foreign Currencies. All balance sheet accounts of non–U.S. subsidiaries are translated at the exchange rate as of the end of the year and translation adjustments of foreign currency balance sheets are recorded as a component of Accumulated other comprehensive loss in shareholders’ equity. Income and expenses are translated at the average exchange rates during the year. Cumulative foreign currency translation adjustments, net of gains related to our net investment hedges, as of October 31, 2024, were a net loss of $14.5 million, net of tax, and are included in Accumulated other comprehensive loss. Foreign currency transaction gains and losses are recorded as income or expense as incurred and are recorded in Other expense, net.

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

We had forward contracts outstanding as of October 31, 2024, in Euros, Pounds Sterling, and New Taiwan Dollars with set maturity dates ranging from November 2024 through October 2025. The contract amount at forward rates in U.S. dollars as of October 31, 2024 for Euros and Pounds Sterling was $8.2 million and $4.4 million, respectively. The contract amount at forward rates in U.S. dollars for New Taiwan Dollars was $15.6 million as of October 31, 2024. As of October 31, 2024, we had approximately $0.7 million of losses, net of tax, related to cash flow hedges deferred in Accumulated other comprehensive loss. Of this amount, $0.2 million represented unrealized loss, net of tax, related to cash flow hedge instruments that remain subject to currency fluctuation risk. The majority of these deferred losses will be recorded as an adjustment to Cost of sales and service in periods through October 2025, in which the corresponding inventory that is the subject of the related hedge contract is sold, as described above.

We are exposed to foreign currency exchange risk related to our investment in net assets in foreign countries. To manage this risk, we entered into a forward contract with a notional amount of €3.0 million in November 2023. We designated this forward contract as a hedge of our net investment in Euro denominated assets. We selected the forward method under FASB guidance related to the accounting for derivative instruments and hedging activities. The forward method requires all changes in the fair value of the contract to be reported as a cumulative translation adjustment, net of tax, in Accumulated other comprehensive loss in the same manner as the underlying hedged net assets. This forward contract matured in November 2024, and we entered into a new forward contract for the same notional amount that is set to mature in November 2025. As of October 31, 2024, we had a realized gain of $1.2 million and an immaterial amount of unrealized loss, net of tax, recorded as cumulative translation adjustments in Accumulated other comprehensive loss, related to this forward contract.

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

We had forward contracts outstanding as of October 31, 2024, in Euros, Pounds Sterling, and New Taiwan Dollars with set maturity dates ranging from November 2024 through March 2025. The contract amounts at forward rates in U.S. dollars as of October 31, 2024 for Euros and Pounds Sterling totaled $10.4 million. The contract amount at forward rates in U.S. dollars for New Taiwan Dollars was $42.7 million as of October 31, 2024.

Fair Value of Derivative Instruments

We recognize the fair value of derivative instruments as assets and liabilities on a gross basis on our Consolidated Balance Sheets. As of October 31, 2024 and October 31, 2023, all derivative instruments were recorded at fair value on our Consolidated Balance Sheets as follows (in thousands):

	October 31, 2024		October 31, 2023
	Balance Sheet	Fair	Balance Sheet	Fair
Derivatives	Location	Value	Location	Value
Designated as Hedging Instruments:
Foreign exchange forward contracts	Derivative assets	$165	Derivative assets	$363
Foreign exchange forward contracts	Derivative liabilities	$430	Derivative liabilities	$1,232

Not Designated as Hedging Instruments:
Foreign exchange forward contracts	Derivative assets	$158	Derivative assets	$377
Foreign exchange forward contracts	Derivative liabilities	$275	Derivative liabilities	$589

Effect of Derivative Instruments on the Consolidated Balance Sheets, Consolidated Statements of Changes in Shareholders’ Equity, and Consolidated Statements of Operations

Derivative instruments had the following effects on our Consolidated Balance Sheets, Consolidated Statements of Changes in Shareholders’ Equity, and Consolidated Statements of Operations, net of tax, during the fiscal years ended October 31, 2024, 2023, and 2022 (in thousands):

				Location of
	Amount of Gain (Loss)			Gain (Loss)	Amount of Gain (Loss)
	Recognized in			Reclassified	Reclassified from
	Other Comprehensive			From Other	Other Comprehensive
	Income (Loss)			Comprehensive	Income (Loss)
Derivatives	2024	2023	2022	Income (Loss)	2024	2023	2022
Designated as Hedging Instruments:
(Effective Portion)
Foreign exchange forward contracts				Cost of sales
– Intercompany sales/purchases	(727)	(1,465)	(384)	and service	(1,339)	488	(191)
Foreign exchange forward contract
– Net investment	(29)	(99)	401

We did not recognize any gains or losses as a result of hedges deemed ineffective during fiscal years ended October 31, 2024, 2023, and 2022.

We recognized the following gains and losses in our Consolidated Statements of Operations during the fiscal years ended October 31, 2024, 2023, and 2022 on derivative instruments not designated as hedging instruments (in thousands):

		Amount of Gain (Loss)
	Location of Gain (Loss)	Recognized in Operations
Derivatives	Recognized in Operations	2024	2023	2022
Not Designated as Hedging Instruments:
Foreign exchange forward contracts	Other expense, net	$(1,751)	$(3,112)	$2,374

The following table presents the changes in the components of Accumulated other comprehensive loss, net of tax, for the fiscal years ended October 31, 2024 and 2023 (in thousands):

	Foreign	Cash
	Currency	Flow
	Translation	Hedges	Total
Balance, October 31, 2022	$(21,259)	$(266)	$(21,525)
Other comprehensive income (loss) before reclassifications	3,274	(1,465)	1,809
Reclassifications	—	(488)	(488)
Balance, October 31, 2023	$(17,985)	$(2,219)	$(20,204)
Other comprehensive income (loss) before reclassifications	3,474	(727)	2,747
Reclassifications	—	1,339	1,339
Deferred income tax valuation allowances	—	(276)	(276)
Balance, October 31, 2024	$(14,511)	$(1,883)	$(16,394)

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

Total depreciation and amortization expense recognized for property and equipment was $1.7 million for fiscal year 2024, $2.3 million for fiscal year 2023, and $2.3 million for fiscal year 2022.

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

Depending upon geographic location, after shipment, a machine may be installed at the customer’s facility by a distributor, independent contractor, or by one of our service technicians. In most instances where a machine is sold through a distributor, we have no installation involvement. If sales are direct or through sales agents, we will typically complete the machine installation, which consists of the reassembly of certain parts that were removed for shipping and the re-testing of the machine to ensure that it is performing within the standard specifications. We consider the machine installation process for our 3-axis machines to be inconsequential and immaterial within the context of the contract. For our 5-axis machines that we install, we estimate the fair value of the installation performance obligation and recognize that installation revenue on a prorata basis over the period of the installation process.

From time to time, and depending upon geographic location, we may provide training or freight services. We consider these services to be immaterial within the context of the contract, as the value of these services typically does not rise to a material level as a component of the total contract value. Service fees from maintenance contracts are deferred and recognized in earnings on a prorata basis over the term of the contract and are generally sold on a stand-alone basis. Customer discounts and estimated product returns are recorded as a reduction of revenue in the same period that the related sales are recorded.  We have reviewed the overall sales transactions for variable consideration and have determined that these amounts are not material.

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

Research and Development Costs. The costs associated with research and development programs for new products and significant product improvements, other than software development costs, which are eligible for capitalization per FASB guidance, are expensed as incurred and are included in Selling, general, and administrative expenses. Research and development expenses totaled $3.9 million, $4.2 million, and $3.4 million, in fiscal years 2024, 2023, and 2022, respectively.

Software Development Costs. We sell software products that are essential to our machine tools. Costs incurred to develop computer software products and significant enhancements to software features of existing products to be sold or otherwise marketed are capitalized, after technological feasibility is established. Software development costs are amortized on a straight–line basis over the estimated product life of the related software, which ranges from three to five years. We capitalized costs related to software development projects of $1.6 million in fiscal year 2024, $1.3 million in fiscal year 2023, and $1.1 million in fiscal year 2022.  Amortization expense for software development costs was $1.6 million, $1.6 million, and $1.3 million for the fiscal years ended October 31, 2024, 2023, and 2022, respectively. The gross carrying amount as of October 31, 2024 and 2023 was $32.0 million and $32.3 million, respectively.  Accumulated amortization as of October 31, 2024 and 2023 was $24.9 million and $25.3 million, respectively.

Estimated amortization expense for the remaining unamortized software development costs, which includes projects still in progress, for the fiscal years ending October 31, is as follows (in thousands):

Fiscal Year	Amortization Expense
2025	$1,065
2026	931
2027	1,302
2028	1,151
2029 and thereafter	2,594

Intangible Assets. For indefinite-lived intangible assets, if the carrying amount exceeds the fair value, an impairment loss is recognized in an amount equal to that excess. Intangible assets that are determined to have a finite life are amortized over their estimated useful lives and are also subject to review for impairment if indicators of impairment are identified. There were no impairments recognized with respect to the carrying value of intangible assets for the years ended October 31, 2024, 2023, or 2022.

As of October 31, 2024, the balances of intangible assets were as follows (in thousands):

	Weighted
	Average		Gross
	Amortization		Intangible	Accumulated	Net Intangible
	Period		Assets	Amortization	Assets
Tradenames and trademarks	indefinite		$177	$—	$177
Tradenames and trademarks	14	years	749	(381)	368
Customer relationships	15	years	371	(286)	85
Technology	13	years	666	(581)	85
Noncompete	5	years	580	(580)	—
Patents	6	years	2,973	(2,933)	40
Other	8	years	393	(385)	8
Total			$5,909	$(5,146)	$763

As of October 31, 2023, the balances of intangible assets, other than goodwill, were as follows (in thousands):

	Weighted
	Average		Gross
	Amortization		Intangible	Accumulated	Net Intangible
	Period		Assets	Amortization	Assets
Tradenames and trademarks	indefinite		$177	$—	$177
Tradenames and trademarks	14	years	742	(324)	418
Customer relationships	15	years	369	(270)	99
Technology	13	years	647	(514)	133
Noncompete	5	years	580	(493)	87
Patents	6	years	2,973	(2,909)	64
Other	8	years	392	(376)	16
Total			$5,880	$(4,886)	$994

Intangible asset amortization expense was $237,000, $271,000, and $272,000 for fiscal years 2024, 2023, and 2022, respectively. Annual intangible asset amortization expense for the next five years is estimated to be $143,000 for fiscal year 2025, $118,000 for fiscal year 2026, and $45,000 for each of fiscal years 2027 through 2029.

Impairment of Long–Lived Assets. Annually, or when there are indicators of impairment, we evaluate the carrying value of long–lived assets to be held and used, including property and equipment, software development costs, and intangible assets, when events or circumstances warrant such a review. The carrying value of a long-lived asset (or group of assets) to be held and used is considered impaired when the anticipated separately identifiable undiscounted cash flows from such an asset (or group of assets) are less than the carrying value of the asset (or group of assets).  There was no impairment recognized with respect to the carrying values of long-lived assets for the years ended October 31, 2024, 2023, or 2022.

Earnings (Loss) Per Share. Basic earnings (loss) per share is calculated under the two class method by dividing net income (loss) by the weighted–average number of common shares actually outstanding during the period. Diluted earnings (loss) per share assumes the issuance of additional shares of common stock upon exercise of all outstanding stock options and contingently issuable securities if the effect is dilutive, in accordance with the treasury stock method.

The following table presents a reconciliation of our basic and diluted earnings (loss) per share computation:

	Fiscal Year Ended October 31,
	2024		2023		2022
	Basic	Diluted	Basic	Diluted	Basic	Diluted
Net (loss) income	$(16,608)	$(16,608)	$4,389	$4,389	$8,226	$8,226
Undistributed earnings allocated to participating shares	—	—	(61)	(61)	(97)	(97)
Net (loss) income applicable to common shareholders	$(16,608)	$(16,608)	$4,328	$4,328	$8,129	$8,129

Weighted average shares outstanding	6,489	6,489	6,499	6,499	6,580	6,580
Stock options and contingently issuable securities	—	—	—	29	—	52
	6,489	6,489	6,499	6,528	6,580	6,632
(Loss) income per share	$(2.56)	$(2.56)	$0.67	$0.66	$1.24	$1.23

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

Estimates. The preparation of financial statements in conformity with U.S. Generally Accepted Accounting Principles requires us to make estimates and assumptions that affect the reported amounts presented and disclosed in our consolidated financial statements. Significant estimates and assumptions in these consolidated financial statements require the exercise of judgment and are used for, but not limited to, allowance for doubtful accounts, estimates of future cash flows and other assumptions associated with intangible and long–lived asset impairment tests, if applicable, inventory reserves, product warranties, income taxes and deferred tax valuation allowances, capitalized software development costs, derivative instruments, stock compensation, and contingencies. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may be different from these estimates.

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

We operate in the industrial equipment industry and have a global footprint that subjects us to various business risks in many different countries. During fiscal years 2022 through 2024, there was economic slowdown in Europe, political friction in the U.S. and many other regions of the world, geopolitical tensions, conflicts, wars in Europe and Asia, competitive labor markets, vendor delays, transportation issues, unusually high inflation, volatility of foreign currencies, and the COVID-19 pandemic. Because of the potential for extended vulnerability due to these and other factors, we have closely evaluated the estimates we have made in preparing the financial statements as of October 31, 2024, with the understanding that these estimates could change in the near term. We will continue to evaluate and disclose any uncertainty associated with key assumptions underlying fair value estimates, trends, and uncertainties that have had, or are reasonably expected to have, a material effect on our consolidated financial position, results of operations, changes in shareholders' equity, and cash flows for and at the end of each interim period.

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

3.     INVENTORIES

Inventories are summarized below (in thousands):

	October 31,	October 31,
	2024	2023
Purchased parts and sub–assemblies	$35,385	$37,161
Work–in–process	13,428	16,217
Finished goods	104,224	104,574
Inventories	$153,037	$157,952

Finished goods inventory consigned to our distributors and agents throughout the Americas, Europe, and Asia was $10.3 million and $9.6 million as of October 31, 2024 and 2023, respectively.

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

As a result, as of October 31, 2024, our existing credit facilities consisted of a €1.5 million revolving credit facility in Germany, the 150 million New Taiwan Dollars Taiwan credit facility, the 32.5 million Chinese Yuan China credit facility, and the $40.0 million revolving credit facility under the 2018 Credit Agreement.

As of October 31, 2024, there were no borrowings under any of our credit facilities and there was approximately $50.9 million of available borrowing capacity thereunder. At October 31, 2024, we believe we were in compliance with all covenants relating thereto.

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

In accordance with this guidance, the following table represents the fair value hierarchy for our financial assets and liabilities measured at fair value as of October 31, 2024 and 2023 (in thousands):

	Assets		Liabilities
	October 31,	October 31,	October 31,	October 31,
	2024	2023	2024	2023
Level 1
Mutual Funds	$2,942	$2,217	$—	$—

Level 2
Derivatives	$323	$740	$705	$1,821

Recurring Fair Value Measurements

Included in Level 1 assets are mutual fund investments under a nonqualified deferred compensation plan. We estimate the fair value of these investments on a recurring basis using market prices that are readily available.

Included as Level 2 fair value measurements are derivative assets and liabilities related to gains and losses on foreign currency forward exchange contracts entered into with a third party. We estimate the fair value of these derivatives on a recurring basis using foreign currency exchange rates obtained from active markets. Derivative instruments are reported in the accompanying consolidated financial statements at fair value. We have derivative financial instruments in the form of foreign currency forward exchange contracts as described in Note 1 of Notes to Consolidated Financial Statements. The U.S. dollar equivalent notional amount of these contracts was $85.1 million and $97.8 million as of October 31, 2024 and 2023, respectively.

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

The Inflation Reduction Act of 2022 (the “Inflation Reduction Act” or “IRA”) was signed into law on August 16, 2022. The IRA provides investment in clean energy, promotes reductions in carbon emissions, and extends select Affordable Care Act premium reductions. We currently do not expect that the Inflation Reduction Act will have a material impact on its income taxes.

The components of income (loss) before taxes are (in thousands):

	Year Ended October 31,
	2024	2023	2022
Income (loss) before income taxes:
Domestic	$(15,024)	$(3,259)	$(232)
Foreign	5,174	10,013	12,110
	$(9,850)	$6,754	$11,878

In the fiscal years set forth below, the provision (benefit) for income taxes consisted of the following (in thousands):

	Year Ended October 31,
	2024	2023	2022
Current:
U.S. taxes	$647	$(431)	$1,092
Foreign taxes	1,804	2,775	3,191
	2,451	2,344	4,283
Deferred:
U.S. taxes	(3,765)	167	(839)
Foreign taxes	(518)	(287)	(204)
	(4,283)	(120)	(1,043)
Valuation allowance	8,590	141	412
	$6,758	$2,365	$3,652

A comparison of income tax expense at the U.S. statutory rate to our effective tax rate is as follows:

	Year Ended October 31,
	2024	2023	2022

U.S. statutory rate	21%	21%	21%
Effect of tax rate of international jurisdictions different than U.S. statutory rates	(4)%	6%	4%
Valuation allowance	(87)%	2%	3%
State taxes	4%	(1)%	1%
Tax credits	—%	—%	1%
US benefit of foreign intangible income	—%	—%	(3)%
US tax on distributed and undistributed earnings	(2)%	—%	—%
Stock-based compensation	(3)%	6%	4%
Other	2%	1%	—%
Effective tax rate	(69)%	35%	31%

The Tax Reform Act enacted on December 22, 2017, made comprehensive changes to U.S. federal income tax laws by moving from a global to a modified territorial tax regime. As a result, cash repatriated to the U.S. is generally no longer subject to U.S. federal income tax. As of October 31, 2024, the undistributed earnings of our foreign subsidiaries are expected to be permanently reinvested and retained for continuing operations. Accordingly, we did not accrue any withholding taxes on the undistributed earnings of our foreign subsidiaries, consistent with the position adopted on January 1, 2018.

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

Our effective tax rate for the fiscal year ended October 31, 2024 was (69%), compared to 35% in the prior fiscal year. Income tax expense for fiscal year 2024 was $6.8 million, compared to $2.4 million for fiscal year 2023. The year-over-year increase in income tax expense for the fiscal year ended October 31, 2024 was primarily due to an $8.4 million non-cash valuation allowance on U.S. and China deferred tax assets, changes in geographic mix of income and loss that includes jurisdictions with differing tax rates, and discrete items related to unvested stock compensation. As a result of a cumulative three-year loss in the U.S., we have an $8.3 million valuation allowance recorded against our U.S. deferred tax assets, and we did not record a tax benefit for our U.S. net losses for fiscal year ended October 31, 2024. The valuation allowance recorded during fiscal year ended October 31, 2024 reflects a full valuation allowance of the U.S. deferred tax assets and was recorded based on our conclusion that the deferred tax assets were not more likely than not going to be realized.

As of October 31, 2024, we had deferred tax assets established for accumulated net operating loss carryforwards of $6.1 million, primarily related to federal, state and foreign jurisdictions. We also have deferred tax assets for tax credits of $0.9 million. We established a valuation allowance against these carryforwards due to the uncertainty of their full realization. As of October 31, 2024, and 2023, the balance of this valuation allowance was $9.2 million and $1.8 million, respectively.

Significant components of our deferred tax assets and liabilities as of October 31, 2024 and 2023 are as follows (in thousands):

	October 31,
	2024	2023
Deferred Tax Assets:
Accrued inventory reserves	$1,605	$1,580
Accrued warranty expenses	191	241
Compensation related expenses	1,800	2,222
Net derivative gain	500	683
Unrealized exchange gain	58	—
Other accrued expenses	351	344
Net operating loss carryforwards	6,115	2,249
Other credit carryforwards	948	712
Operating lease liabilities	2,924	2,818
Goodwill and intangibles	750	798
Other	118	131
	15,360	11,778
Less: Valuation allowance – net operating loss and other credit carryforwards	(9,203)	(1,810)
Deferred tax assets	6,157	9,968

Deferred Tax Liabilities:
Unrealized exchange loss	—	(159)
Property and equipment and capitalized software development costs	(1,525)	(1,915)
Operating lease - right of use assets	(2,837)	(2,731)
Other	(499)	(497)
Net deferred tax assets	$1,296	$4,666

As of October 31, 2024, we had net operating loss carryforwards for international and U.S. income tax purposes of $37.8 million.  Our U.S. federal net operating loss has an unlimited carryforward potential.  Our U.S. state net operating losses will either expire at various tax years from 2025 to 2044 or have unlimited carryforward potential. Our foreign net operating losses will either expire at various tax years from 2025 to 2029 or have unlimited carryforward potential.  We also have tax credits of $0.9 million which will expire at various tax years from 2025 to 2044.

A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding the related accrual for interest or penalties, is as follows (in thousands):

	2024	2023	2022
Balance, beginning of year	$138	$138	$167
Additions based on tax positions related to the current year	—	—	21
Additions (reductions) related to prior year tax positions	—	—	—
Reductions due to statute expiration	(117)	—	(50)
Balance, end of year	$21	$138	$138

The entire balance of the unrecognized tax benefits and related interest on October 31, 2024, if recognized, could affect the effective tax rate in future periods.

We recognize accrued interest and penalties related to unrecognized tax benefits as components of our income tax provision. As of October 31, 2024, the amount of interest accrued, reported in other liabilities, was approximately $7,000 which did not include the federal tax benefit of interest deductions. The statute of limitations with respect to unrecognized tax benefits will expire in August 2025.

We file U.S. federal and state income tax returns, as well as tax returns in applicable foreign jurisdictions.

A summary of open tax years by major jurisdiction is presented below:

United States federal	Fiscal year 2021 through the current period
Germany¹	Fiscal year 2022 through the current period
Taiwan	Fiscal year 2019 through the current period
United Kingdom	Fiscal year 2018 through the current period
¹	Includes federal as well as state, provincial or similar local jurisdictions, as applicable.

7.     EMPLOYEE BENEFITS

We have defined contribution plans that include a majority of our U.S. employees, under which our matching contributions are primarily discretionary. The purpose of these plans is generally to provide additional financial security during retirement by providing employees with an incentive to save throughout their employment. Our contributions and related expense totaled $1.2 million, $1.4 million, and $1.3 million, for the fiscal years ended October 31, 2024, 2023, and 2022, respectively.

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

The Compensation Committee of our Board of Directors has the authority to determine the officers, directors and key employees who will be granted awards under the 2016 Equity Plan; designate the number of shares subject to each award; determine the terms and conditions upon which awards will be granted; and prescribe the form and terms of award agreements. We have granted restricted shares and performance units under the 2016 Equity Plan that are currently outstanding.  We previously granted stock options under the 2008 Equity Plan; none of which remained outstanding as of October 31, 2024.  The market value of a share of our common stock, for purposes of the 2016 Equity Plan, is the closing sale price as reported by the Nasdaq Global Select Market on the date in question or, if not a trading day, on the last preceding trading date.

Stock Options

A summary of the status of the stock options as of October 31, 2024, 2023, and 2022, and the related activity for the year is as follows:

	Shares Under	Weighted Average Grant
	Option	Date Fair Value
Balance October 31, 2021	16,996	$22.71
Granted	—	—
Cancelled	—	—
Expired	—	—
Exercised	(5,437)	$21.45
Balance October 31, 2022	11,559	$23.30
Granted	—	—
Cancelled	—	—
Expired	—	—
Exercised	(11,559)	23.30
Balance October 31, 2023	—	$—
Granted	—	—
Cancelled	—	—
Expired	—	—
Exercised	—	—
Balance October 31, 2024	—	$—

The total intrinsic value of stock options exercised during the fiscal year ended October 31, 2024, 2023, and 2022, was approximately $0, $0, $9,000, respectively.

Time-based Restricted Shares and Performance Stock Units

On March 14, 2024, March 9, 2023, and March 10, 2022, the Compensation Committee granted a total of 22,878 shares, 17,226 shares, and 13,914 shares of time-based restricted shares, respectively, to our non-employee directors, which vest in full one year from the date of grant provided the recipient remains on the board of directors through that date. The grant date fair values of the restricted shares were based on the closing sales price of our common stock on the grant dates, which were $20.98, $27.86, and $34.49 per share, respectively.

On November 8, 2023, November 9, 2022, and November 10, 2021, the Compensation Committee granted a total of 16,673 shares, 12,223 shares, and 8,234 shares of time-based restricted shares, respectively, to our non-executive employees. The restricted shares vest in thirds over three years from the date of grant provided the recipient remains employed through that date. The grant date fair values of the restricted shares were based upon the closing sales price of our common stock on the dates of grant, which were $19.78, $24.53, and $$33.99 per shares, respectively.

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

On that date, the Compensation Committee granted a total of 36,574 shares of time-based restricted shares to our executive officers.  The restricted shares vest in thirds over three years from the date of grant provided the recipient remains employed through that date. The grant date fair value of the restricted shares was based upon the closing sales price of our common stock on the date of grant, which was $21.53 per share.

On January 4, 2024, the Compensation Committee also granted a total target number of 58,520 PSUs to our executive officers designated as “PSU – NI”. These PSUs were weighted as approximately 40% of the overall 2024 executive long-term incentive compensation arrangement and will vest and be paid based upon the achievement of pre-established goals related to our average net income over the three-year period of fiscal years 2024-2026. Participants will have the ability to earn between 50% of the target number of the PSUs – NI for achieving threshold performance and 200% of the target number of the PSUs – NI for achieving maximum performance. The grant date fair value of the PSUs – NI was based on the closing sales price of our common stock on the grant date, which was $21.53 per PSU.

On January 4, 2024, the Compensation Committee also granted a total target number of 51,205 PSUs to our executive officers designated as “PSU –FCF”. These PSUs were weighted as approximately 35% of the overall 2024 executive long-term incentive compensation arrangement and will vest and be paid based upon the achievement of pre-established goals related to our average free cash flow over the three-year period of fiscal years 2024-2026. Participants will have the ability to earn between 50% of the target number of the PSUs – FCF for achieving threshold performance and 200% of the target number of the PSUs – FCF for achieving maximum performance. The grant date fair value of the PSUs – FCF was based on the closing sales price of our common stock on the grant date, which was $21.53 per PSU.

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

On that date, the Compensation Committee granted a total of 29,376 shares of time-based restricted shares to our executive officers.  The restricted shares vest in thirds over three years from the date of grant provided the recipient remains employed through that date. The grant date fair value of the restricted shares was based upon the closing sales price of our common stock on the date of grant, which was $26.38 per share.

On January 3, 2023, the Compensation Committee also granted a total target number of 47,003 PSUs to our executive officers designated as “PSU – NI”. These PSUs were weighted as approximately 40% of the overall 2023 executive long-term incentive compensation arrangement and will vest and be paid based upon the achievement of pre-established goals related to our average net income over the three-year period of fiscal years 2023-2025. Participants will have the ability to earn between 50% of the target number of the PSUs – NI for achieving threshold performance and 200% of the target number of the PSUs – NI for achieving maximum performance. The grant date fair value of the PSUs – NI was based on the closing sales price of our common stock on grant date, which was $26.38 per PSU.

On January 3, 2023, the Compensation Committee also granted a total target number of 41,126 PSUs to our executive officers designated as “PSU –FCF”. These PSUs were weighted as approximately 35% of the overall 2023 executive long-term incentive compensation arrangement and will vest and be paid based upon the achievement of pre-established goals related to our average free cash flow over the three-year period of fiscal years 2023-2025. Participants will have the ability to earn between 50% of the target number of the PSUs – FCF for achieving threshold performance and 200% of the target number of the PSUs – FCF for achieving maximum performance. The grant date fair value of the PSUs – FCF was based on the closing sales price of our common stock on the grant date, which was $26.38 per PSU.

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

On that date, the Compensation Committee granted a total of 23,442 shares of time-based restricted shares to our executive officers. The restricted shares vest in thirds over three years from the date of grant provided the recipient remains employed through that date.  The grant date fair value of the restricted shares was based upon the closing sales price of our common stock on the date of grant, which was $30.39 per share.

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

A reconciliation of our restricted shares and PSU activity and related information is as follows:

	Number of Restricted	Weighted Average Grant
	Shares and PSUs	Date Fair Value
Unvested as of October 31, 2023	318,317	$28.27
Shares or units granted	185,850	21.31
Shares or units vested	(61,121)	27.90
Shares or units cancelled	(50,375)	27.97
Shares withheld	(14,579)	27.77
Unvested as of October 31, 2024	378,092	$24.97

During fiscal years 2024, 2023, and 2022, we recorded approximately $1.6 million, $2.7 million, and $2.7 million, respectively, of stock–based compensation expense related to grants under the 2016 Equity Plan. As of October 31, 2024, there was an estimated $2.2 million of total unrecognized stock–based compensation cost that we expect to recognize by the end of the first quarter of fiscal year 2027.

9.     RELATED PARTY TRANSACTIONS

As of October 31, 2024, we owned approximately 35% of the outstanding shares of a Taiwanese–based contract manufacturer, Hurco Automation, Ltd. (“HAL”). HAL’s scope of activities includes the design, manufacture, sales, and distribution of industrial automation products, software systems, and related components, including control systems and components produced under contract for sale exclusively to us. We are accounting for this investment using the equity method. The investment of $5.3 million and $5.1 million as of October 31, 2024 and 2023, respectively, is included in Investments and other assets, net on the Consolidated Balance Sheets. Purchases of control systems and components from HAL amounted to $6.6 million, $10.2 million, and $10.5 million in fiscal years 2024, 2023, and 2022, respectively. Sales of control component parts to HAL were less than $0.1 million, $0.1 million, and $0.3 million for the fiscal years ended October 31, 2024, 2023, and 2022, respectively. Trade payables to HAL were $0.7 million and $1.1 million as of October 31, 2024 and 2023, respectively. Trade receivables from HAL each were immaterial as of October 31, 2024 and 2023.

Summary financial information for HAL’s operations and financial condition is as follows (in thousands):

	2024	2023	2022
Net Sales	$10,065	$13,025	$14,171
Gross Profit	1,915	2,224	2,397
Operating Income	749	1,025	1,053
Net Income	1,060	2,007	2,528

Current Assets	$13,101	$13,669	$15,018
Non–current Assets	8,389	7,115	6,430
Current Liabilities	3,000	3,385	4,998
Non-current Liabilities	2,509	2,027	1,619

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

11.     GUARANTEES AND PRODUCT WARRANTIES

From time to time, our subsidiaries guarantee third party payment obligations in connection with the sale of machines to customers that use financing. We follow FASB guidance for accounting for guarantees (codified in ASC 460). As of October 31, 2024, we had nine outstanding third party payment guarantees totaling approximately $0.9 million. The terms of these guarantees are consistent with the underlying customer financing terms. Upon shipment of a machine, the customer assumes the risk of ownership. The customer does not obtain title, however, until it has paid for the machine. A retention of title clause allows us to recover the machine if the customer defaults on the financing. We accrue liabilities under these guarantees at fair value, which amounts are not material.

We provide warranties on our products with respect to defects in material and workmanship. The terms of these warranties are generally one year for machines and shorter periods for service parts. We recognize an estimated liability with respect to this obligation at the time of product sale, with subsequent warranty claims recorded against the estimated liability. The amount of the warranty estimated liability is determined based on historical trend experience and any known warranty issues that could cause future warranty costs to differ from historical experience. A reconciliation of the changes in our warranty estimated liability for each of the last three fiscal years is as follows (in thousands):

	2024	2023	2022
Balance, beginning of period	$1,294	$1,426	$1,516
Provision for warranties during the period	2,296	2,629	2,915
Charges to the estimated liability	(2,527)	(2,792)	(2,877)
Impact of foreign currency translation	23	31	(128)
Balance, end of period	$1,086	$1,294	$1,426

The decreases in our warranty estimated liability from October 31, 2023 to October 31, 2024 and from October 31, 2022 to October 31, 2023 were primarily due to decreases in the number of machines under warranty from decreased sales volume in fiscal years 2024 and 2023.

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

We record a right-of-use asset and lease liability on our Consolidated Balance Sheets for all leases that, at the commencement date, have a lease term of more than 12 months and are classified as leases under ASC 842.

We recorded total operating lease expense for the fiscal years ended October 31, 2024, 2023, and 2022 of $5.4 million, $5.2 million, and $5.1 million, respectively, which is classified within Cost of sales and service and Selling, general and administrative expenses within the Consolidated Statements of Operations.  Operating lease expense includes short-term leases and variable lease payments, which are immaterial.  There has been no cost to obtain leases capitalized on the Consolidated Balance Sheets as of October 31, 2024.

The following table summarizes supplemental cash flow information and non-cash activity related to operating leases for fiscal years 2024 and 2023 (in thousands):

	2024	2023	2022
Operating cash flow information:
Cash paid for amounts included in the measurement of lease liabilities	$4,950	$4,770	$4,457
Noncash information:
Right-of-use assets obtained in exchange for new operating lease liabilities	$4,929	$7,485	$3,577

The following table summarizes the maturities of undiscounted cash flows of lease commitments reconciled to the total lease liability as of October 31, 2024 (in thousands):

2025	$4,219
2026	3,113
2027	2,362
2028	1,788
2029	531
2030 and thereafter	573
Total	12,586
Less: Imputed interest	(905)
Operating lease liabilities	$11,681

As of October 31, 2024, the weighted-average remaining term of our lease portfolio was approximately 3.8 years, and the weighted-average discount rate was approximately 3.5%.

13.     SEGMENT INFORMATION

We operate in a single operating and reportable segment: industrial automation equipment. We design, manufacture, and sell computerized (i.e., Computer Numeric Control) machine tools, consisting primarily of vertical machining centers (mills) and turning centers (lathes), to companies in the metal cutting industry through a worldwide sales, service, and distribution network. Although most of our computer control systems and software products are proprietary, they predominantly use industry standard personal computer components. Our computer control systems and software products are primarily sold as integral components of our computerized machine tool products. We also provide machine tool components, automation integration equipment and solutions for job shops, software options, control upgrades, accessories and replacement parts for our products, as well as customer service, training, and applications support.

We principally sell our products through approximately 180 independent agents and distributors throughout the Americas, Europe, and Asia. Our line is the primary line for the majority of our distributors globally, even though some may carry competitive products. We also have our own direct sales and service organizations in China, the Czech Republic, France, Germany, India, Italy, the Netherlands, Poland, Singapore, Taiwan, the United Kingdom, and certain areas of the United States, which are among the world's principal machine tool consuming countries. In fiscal year 2024, approximately 61% of our revenues were from customers located outside of the Americas, and no single distributor or end-user of our products accounted for more than 5% of our total sales and service fees.

The following table sets forth the contribution of each of our product groups and services to our total sales and service fees during each of the past three fiscal years (in thousands):

Net Sales and Service Fees by Product Category

	Year Ended October 31,
	2024	2023	2022
Computerized Machine Tools	$147,561	$188,335	$211,804
Computer Control Systems and Software †	2,447	2,805	2,634
Service Parts	27,628	28,439	28,219
Service Fees	8,948	8,228	8,157
Total	$186,584	$227,807	$250,814

†      Amounts shown do not include computer control systems and software sold as an integrated component of computerized machine systems.

The following table sets forth revenues by geographic area, based on customer location, for each of the past three fiscal years (in thousands):

	Year Ended October 31,
	2024	2023	2022
United States of America	$70,342	$83,747	$92,050
Canada	1,701	3,827	3,996
Central & South Americas	1,255	1,839	1,279
Total Americas	73,298	89,413	97,325

Germany	28,139	30,468	42,026
United Kingdom	26,668	29,704	26,629
Italy	9,894	15,554	16,499
France	12,917	11,851	14,291
Other Europe	13,299	28,204	24,437
Total Europe	90,917	115,781	123,882

China	6,545	7,529	10,293
India	9,077	6,016	6,578
Other Asia Pacific	5,704	7,858	11,975
Total Asia Pacific	21,326	21,403	28,846

Other Foreign	1,043	1,210	761
Grand Total	$186,584	$227,807	$250,814

Long–lived tangible assets, net by geographic area, were (in thousands):

	As of October 31,
	2024	2023	2022
United States of America	$9,510	$7,072	$5,628
Foreign countries	13,025	4,034	4,941
	$22,535	$11,106	$10,569

Net assets by geographic area were (in thousands):

	As of October 31,
	2024	2023	2022
Americas	$45,798	$70,649	$87,476
Europe	88,810	81,730	67,797
Asia Pacific	72,564	69,852	67,371
	$207,172	$222,231	$222,644

14.     NEW ACCOUNTING PRONOUNCEMENTS

New Accounting Pronouncements:

In November 2023, the FASB issued Accounting Standards Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, to update reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses and information used to assess segment performance. This update will be effective for our fiscal year 2025 annual reporting and subsequent interim periods.  We are currently assessing the impact this new accounting guidance will have on our consolidated financial statements and disclosures.

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

In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40), which requires companies to disclose disaggregated information about any relevant expense caption presented on the face of the income statement within continuing operations into the following required natural expense categories, as applicable: (1) purchases of inventory, (2) employee compensation, (3) depreciation, (4) intangible asset amortization, and (5) depreciation, depletion, and amortization (“DD&A”) recognized as part of oil- and gas-producing activities or other depletion expenses. This update will be effective for our fiscal year 2028 annual reporting. Early adoption is permitted. We are currently assessing the impact this new accounting guidance will have on our consolidated financial statements and disclosures.

Item 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.CONTROLS AND PROCEDURES

Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2024, pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of the evaluation date.

There have been no changes in our internal control over financial reporting that occurred during the fourth quarter of the fiscal year ended October 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The attestation report of our independent registered public accounting firm on our internal control over financial reporting is included in this report under Item 8. Financial Statements and Supplementary Data. Our management’s annual report on internal control over financial reporting is below.

Management’s Annual Report on Internal Control over Financial Reporting

To the Shareholders and

Board of Directors

of Hurco Companies, Inc.

Management of Hurco Companies, Inc. (the “Company”) has assessed the effectiveness of the Company’s internal control over financial reporting as of October 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (COSO). Management is responsible for the Company’s financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting.

Because of its inherent limitations, the Company’s internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In management’s opinion, the Company’s internal control over financial reporting as of October 31, 2024, was effective based on the criteria specified above.

Our independent registered public accounting firm, Deloitte & Touche LLP (“Deloitte”), which also audited our consolidated financial statements, audited the effectiveness of our internal control over financial reporting as of October 31, 2024. Deloitte has issued their attestation report, which is included in Part II, Item 8 of this Annual Report on Form 10-K.

/s/ Gregory S. Volovic
Gregory S. Volovic
President and Chief Executive Officer

/s/ Sonja K. McClelland
Sonja K. McClelland
Executive Vice President, Treasurer, and Chief Financial Officer

Indianapolis, Indiana

January 10, 2025

Item 9B.OTHER INFORMATION

Trading Arrangements

During the three months ended October 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any non-Rule 10b5-1 trading arrangement (as defined in the Securities and Exchange Commission’s rules).

Stock Price Performance Graph

The graph below matches the cumulative 5-year total return of holders of Hurco Companies, Inc.'s common stock with the cumulative total returns of the Russell 2000 index, the Nasdaq Global Select index and a customized peer group of eighteen companies that includes: Ampco-Pittsburgh Corporation, Broadwind, Inc., Douglas Dynamics, Inc., DMC Global Inc., The Eastern Company, Energy Recovery, Inc., FARO Technologies, Inc., Graham Corporation, Helios Technologies, Inc., Key Tronic Corporation, The L.S. Starrett Company, Omega Flex, Inc., Onto Innovation Inc., Proto Labs, Inc., Transcat, Inc., Twin Disc, Incorporated, UFP Technologies, Inc., and Vishay Precision Group, Inc. The graph assumes that the value of the investment in our common stock, in each index, and in the peer group (including reinvestment of dividends) was $100 on October 31, 2019 and tracks it through October 31, 2024.

	10/31/2019	10/31/2020	10/31/2021	10/31/2022	10/31/2023	10/31/2024
Hurco Companies, Inc.	100.00	87.33	96.60	70.45	62.50	66.68
Russell 2000	100.00	99.86	150.59	122.67	112.17	150.39
NASDAQ Global Select	100.00	132.04	183.11	126.94	153.83	218.99
Peer Group	100.00	107.17	145.28	112.42	120.20	164.19

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Item 9C.DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

PART III

Item 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated herein by reference to the definitive proxy statement for our 2025 annual meeting of shareholders except that the information required by Item 10 regarding our executive officers is included herein under the caption “Information about our Executive Officers” at the end of Part I.

Item 11.EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the definitive proxy statement for our 2025 annual meeting of shareholders.

Item 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated herein by reference to the definitive proxy statement for our 2025 annual meeting of shareholders.

Item 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to the definitive proxy statement for our 2025 annual meeting of shareholders.

Item 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference to the definitive proxy statement for our 2025 annual meeting of shareholders.

PART IV

Item 15.EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)    1.    Financial Statements. The following consolidated financial statements of the Company are included herein under Item 8 of Part II:

2.     Financial Statement Schedule. The following financial statement schedule is included in this Item.

Schedule II – Valuation and Qualifying Accounts and Reserves

for the Years Ended October 31, 2024, 2023 and 2022

(Dollars in thousands)

		Charged to/
		(Recovered
	Balance at	from)	Charged			Balance
	Beginning	Costs and	to Other			at End
Description	of Period	Expenses	Accounts	Deductions		of Period
Allowance for doubtful accounts for the year ended:
October 31, 2024	$1,518	$214	$—	$250	(1)	$1,482
October 31, 2023	$1,486	$79	$—	$47	(1)	$1,518
October 31, 2022	$1,645	$(74)	$—	$85	(1)	$1,486

Income tax valuation allowance for the year ended:
October 31, 2024	$1,810	$8,590	$—	$1,197		$9,203
October 31, 2023	$1,754	$249	$—	$193		$1,810
October 31, 2022	$1,871	$502	$—	$619		$1,754
(1)	Receivable write–offs.

All other financial statement schedules are omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

(b)Exhibits

EXHIBITS INDEX

Exhibits Filed. The following exhibits are filed with this report:

4.1	Description of the Company’s Common Stock.
21.1	Subsidiaries of the Registrant.
23.1	Consent of Independent Registered Public Accounting Firm, Deloitte and Touche, LLP.
23.2	Consent of Independent Registered Public Accounting Firm, RSM US LLP.
31.1	Certification by the Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
31.2	Certification by the Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
32.1	Certification by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101

The following information from the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 31, 2024, formatted in Inline XBRL: (i) Consolidated Statements of Operations; (ii) Consolidated Statements of Comprehensive Income (Loss); (iii) Consolidated Balance Sheets; (iv) Consolidated Statements of Cash Flows; (v) Consolidated Statements of Changes in Shareholders’ Equity; (vi) Notes to Consolidated Financial Statements; and (vii) information set forth under “Trading Arrangements” in Part II, Item 9B.

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

19.1	Hurco Companies, Inc. Insider Trading Policy incorporated by reference to Exhibit 19.1 to the Registrant’s Annual Report on Form 10-K for the year ended October 31, 2023.
97.1	Hurco Companies, Inc. Compensation Recovery Policy incorporated by reference to Exhibit 97.1 to the Registrant’s Annual Report on Form 10-K for the year ended October 31, 2023.

*	The indicated exhibit is a management contract, compensatory plan, or arrangement required to be listed by Item 601 of Regulation S-K.

Item 16.FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, this 10th day of January, 2025.

HURCO COMPANIES, INC.

By:	/s/ Sonja K. McClelland
Sonja K. McClelland
Executive Vice President, Treasurer and
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature and Title(s)	Date

/s/ Gregory S. Volovic	January 10, 2025
Gregory S. Volovic
Chief Executive Officer, President and Director of Hurco Companies, Inc.
(Principal Executive Officer)

/s/ Sonja K. McClelland	January 10, 2025
Sonja K. McClelland
Executive Vice President, Treasurer and
Chief Financial Officer of Hurco Companies, Inc.
(Principal Financial Officer)

/s/ HaiQuynh Jamison	January 10, 2025
HaiQuynh Jamison Corporate Controller of Hurco Companies, Inc. (Principal Accounting Officer)

/s/ Michael Doar	January 10, 2025
Michael Doar, Executive Chairman of the Board

/s/ Thomas A. Aaro	January 10, 2025
Thomas A. Aaro, Director

/s/ Cynthia Dubin	January 10, 2025
Cynthia Dubin, Director

/s/ Timothy J. Gardner	January 10, 2025
Timothy J. Gardner, Director

/s/ Jay C. Longbottom	January 10, 2025
Jay C. Longbottom, Director

/s/ Richard Porter	January 10, 2025
Richard Porter, Director

/s/ Janaki Sivanesan	January 10, 2025
Janaki Sivanesan, Director