Form 10-Q
period 2025-01-31
HURCO COMPANIES INC
filed 2025-03-07
CIK 315374

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

⌧   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended January 31, 2025 or

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

The number of shares of the Registrant’s common stock outstanding as of February 28, 2025 was 6,483,990.

HURCO COMPANIES, INC.

Form 10-Q Quarterly Report for Fiscal Quarter Ended January 31, 2025

PART I - FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

HURCO COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended
	January 31,
	2025	2024

	(unaudited)
Sales and service fees	$46,414	$45,059

Cost of sales and service	38,124	35,364

Gross profit	8,290	9,695

Selling, general and administrative expenses	10,382	11,515

Operating (loss) income	(2,092)	(1,820)

Interest expense	58	131

Interest income	94	156

Investment income, net	161	59

Other (expense) income, net	(384)	(513)

(Loss) income before income taxes	(2,279)	(2,249)

(Benefit) provision for income taxes	2,041	(601)

Net (loss) income	$(4,320)	$(1,648)

(Loss) income per common share

Basic	$(0.67)	$(0.25)
Diluted	$(0.67)	$(0.25)

Weighted average common shares outstanding

Basic	6,459	6,483
Diluted	6,459	6,483

Dividends paid per share	$—	$0.16

The accompanying notes are an integral part of the condensed consolidated financial statements.

HURCO COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Three Months Ended
	January 31,
	2025	2024

	(unaudited)
Net (loss) income	$(4,320)	$(1,648)

Other comprehensive (loss) income:

Translation (loss) gain of foreign currency financial statements	(5,394)	4,500

(Gain) / loss on derivative instruments reclassified into operations, net of tax (expense)/ benefit of $156 and $64, respectively	522	212

Gain / (loss) on derivative instruments, net of tax of ($29) and $5, respectively	(96)	18

Total other comprehensive (loss) income	(4,968)	4,730

Comprehensive (loss) income	$(9,288)	$3,082

The accompanying notes are an integral part of the condensed consolidated financial statements.

HURCO COMPANIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	January 31,	October 31,
	2025	2024
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$41,820	$33,330
Accounts receivable, net	28,355	36,678
Inventories	139,736	153,037
Derivative assets	525	323
Prepaid and other assets	6,119	5,209
Total current assets	216,555	228,577
Property and equipment:
Land	1,046	1,046
Building	7,381	7,381
Machinery and equipment	25,383	28,106
Leasehold improvements	4,248	4,667
	38,058	41,200
Less accumulated depreciation and amortization	(29,903)	(32,404)
Total property and equipment, net	8,155	8,796
Non–current assets:
Software development costs, less accumulated amortization	7,235	7,044
Intangible assets, net	722	763
Operating lease - right of use assets, net	11,443	11,313
Deferred income taxes	617	1,349
Investments	8,414	8,216
Other assets	2,690	2,585
Total non–current assets	31,121	31,270
Total assets	$255,831	$268,643
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$22,322	$24,951
Customer deposits	3,228	4,308
Derivative liabilities	1,817	705
Operating lease liabilities	3,881	3,829
Accrued payroll and employee benefits	6,266	7,786
Accrued income taxes	1,451	866
Accrued expenses	4,013	4,258
Accrued warranty expenses	986	1,086
Total current liabilities	43,964	47,789
Non–current liabilities:
Deferred income taxes	49	53
Accrued tax liability	537	537
Operating lease liabilities	7,917	7,852
Deferred credits and other	5,221	5,240
Total non–current liabilities	13,724	13,682
Commitment and contingencies	—	—
Shareholders’ equity:
Preferred stock: no par value per share, 1,000,000 shares authorized; no shares issued	—	—
Common stock: no par value, $.10 stated value per share, 12,500,000 shares authorized; 6,644,286 and 6,548,838 shares issued and 6,483,990 and 6,435,624 shares outstanding, as of January 31, 2025 and October 31, 2024, respectively	648	644
Additional paid-in capital	61,728	61,500
Retained earnings	157,102	161,422
Accumulated other comprehensive loss	(21,335)	(16,394)
Total shareholders’ equity	198,143	207,172
Total liabilities and shareholders’ equity	$255,831	$268,643

The accompanying notes are an integral part of the condensed consolidated financial statements.

HURCO COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended
	January 31,
	2025	2024

	(unaudited)
Cash flows from operating activities:
Net (loss) income	$(4,320)	$(1,648)
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Provision for doubtful accounts	(9)	(71)
Deferred income taxes	(1,090)	(92)
Deferred income tax valuation allowances	2,385	—
Equity in loss (income) of affiliates	(87)	22
Foreign currency (gain) loss	(199)	512
Unrealized (gain) loss on derivatives	1,054	(656)
Depreciation and amortization	710	908
Stock–based compensation	584	591
Change in assets and liabilities:
(Increase) decrease in accounts receivable	7,537	7,528
(Increase) decrease in inventories	9,261	(2,496)
(Increase) decrease in prepaid expenses	(1,636)	(2,388)
Increase (decrease) in accounts payable	(1,894)	(2,519)
Increase (decrease) in customer deposits	(959)	1,021
Increase (decrease) in accrued expenses	84	(507)
Increase (decrease) in accrued payroll and employee benefits	(1,520)	(2,349)
Increase (decrease) in accrued income tax	605	(176)
Net change in deferred tax assets and liabilities	78	53
Other	(247)	(302)
Net cash provided by (used for) operating activities	10,337	(2,569)

Cash flows from investing activities:
Proceeds from sale of property and equipment	176	15
Purchase of property and equipment	(93)	(444)
Software development costs	(463)	(388)
Net cash provided by (used for) investing activities	(380)	(817)

Cash flows from financing activities:
Dividends paid	—	(1,032)
Taxes paid related to net settlement of restricted shares	(352)	(315)
Net cash provided by (used for) financing activities	(352)	(1,347)

Effect of exchange rate changes on cash and cash equivalents	(1,115)	885

Net decrease in cash and cash equivalents	8,490	(3,848)

Cash and cash equivalents at beginning of period	33,330	41,784

Cash and cash equivalents at end of period	$41,820	$37,936

The accompanying notes are an integral part of the condensed consolidated financial statements.

HURCO COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands, except shares outstanding)

	Three Months Ended January 31, 2025 and 2024
	(unaudited)
					Accumulated
	Common Stock		Additional		Other
	Shares		Paid–in	Retained	Comprehensive
	Outstanding	Amount	Capital	Earnings	Income (Loss)	Total
Balances, October 31, 2023	6,462,138	$646	$61,665	$180,124	$(20,204)	$222,231
Net income (loss)	—	—	—	(1,648)	—	(1,648)
Other comprehensive income (loss)	—	—	—	—	4,730	4,730
Stock–based compensation expense, net of taxes withheld for vested restricted shares	43,895	5	271	—	—	276
Dividends paid	—	—	—	(1,032)	—	(1,032)
Balances, January 31, 2024	6,506,033	$651	$61,936	$177,444	$(15,474)	$224,557

Balances, October 31, 2024	6,435,624	$644	$61,500	$161,422	$(16,394)	$207,172
Net income (loss)	—	—	—	(4,320)	—	(4,320)
Other comprehensive income (loss)	—	—	—	—	(4,941)	(4,941)
Stock–based compensation expense, net of taxes withheld for vested restricted shares	48,366	4	228	—	—	232
Balances, January 31, 2025	6,483,990	$648	$61,728	$157,102	$(21,335)	$198,143

The accompanying notes are an integral part of the condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.GENERAL

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

The condensed consolidated financial information as of January 31, 2025 and for the three months ended January 31, 2025 and January 31, 2024 is unaudited.  However, in our opinion, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary to present fairly our consolidated financial position, results of operations, changes in shareholders’ equity and cash flows for and at the end of the interim periods.  We suggest that you read these Condensed Consolidated Financial Statements in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended October 31, 2024.

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

We had forward contracts outstanding as of January 31, 2025, denominated in Euros, Pounds Sterling, and New Taiwan Dollars with set maturity dates ranging from February 2025 through January 2026. The contract amounts, expressed at forward rates in U.S. dollars at January 31, 2025, were $7.1 million for Euros, $4.7 million for Pounds Sterling, and $16.3 million for New Taiwan Dollars. At January 31, 2025, we had $0.1 million of realized loss, net of tax, related to cash flow hedges deferred in Accumulated other comprehensive loss. Included in this amount was $0.2 million of unrealized loss, net of tax, related to cash flow hedge instruments that remain subject to currency fluctuation risk. The majority of these deferred gains will be recorded as an adjustment to Cost of sales and service in periods through January 2026, when the corresponding inventory that is the subject of the related hedge contracts is sold, as described above.

We are also exposed to foreign currency exchange risk related to our investment in net assets in foreign countries. To manage this risk, we entered into a forward contract with a notional amount of €3.0 million in November 2024. We designated this forward contract as a hedge of our net investment in Euro denominated assets. We selected the forward method under FASB guidance related to the accounting for derivative instruments and hedging activities. The forward method requires all changes in the fair value of the contract to be reported as a cumulative translation adjustment in Accumulated other comprehensive loss, net of tax, in the same manner as the underlying hedged net assets. This forward contract matures in November 2025. As of January 31, 2025, we had a realized gain of $1.2 million and an unrealized gain of $0.1 million, net of tax, recorded as cumulative translation adjustments in Accumulated other comprehensive loss related to this forward contract.

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

We had forward contracts outstanding as of January 31, 2025, denominated in Euros, Pounds Sterling, and New Taiwan Dollars with set maturity dates ranging from February 2025 through December 2025.  The contract amounts, expressed at forward rates in U.S. dollars at January 31, 2025, totaled $62.3 million.

Fair Value of Derivative Instruments

We recognize the fair value of derivative instruments as assets and liabilities on a gross basis on our Condensed Consolidated Balance Sheets. As of January 31, 2025 and October 31, 2024, all derivative instruments were recorded at fair value on our Condensed Consolidated Balance Sheets as follows (in thousands):

	January 31, 2025		October 31, 2024
	Balance Sheet	Fair	Balance Sheet	Fair
Derivatives	Location	Value	Location	Value
Designated as Hedging Instruments:
Foreign exchange forward contracts	Derivative assets	$449	Derivative assets	$165
Foreign exchange forward contracts	Derivative liabilities	$574	Derivative liabilities	$430

Not Designated as Hedging Instruments:
Foreign exchange forward contracts	Derivative assets	$76	Derivative assets	$158
Foreign exchange forward contracts	Derivative liabilities	$1,243	Derivative liabilities	$275

Effect of Derivative Instruments on the Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Changes in Shareholders’ Equity and Condensed Consolidated Statements of Operations

Derivative instruments had the following effects on our Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Changes in Shareholders’ Equity, and Condensed Consolidated Statements of Operations, net of tax, during the three months ended January 31, 2025 and 2024 (in thousands):

			Location of Gain	Amount of Gain
	Amount of Gain (Loss)		(Loss) Reclassified	(Loss) Reclassified
	Recognized in Other		from Other	from Other
	Comprehensive		Comprehensive	Comprehensive
	Income (Loss)		Income (Loss)	Income (Loss)
	Three Months Ended			Three Months Ended
	January 31,			January 31,
Derivatives	2025	2024		2025	2024
Designated as Hedging Instruments:
(Effective Portion)
Foreign exchange forward contracts – Intercompany sales/purchases	$(96)	$18	Cost of sales and service	$(522)	$(212)
Foreign exchange forward contract – Net investment	$106	$(55)

We did not recognize any gains or losses as a result of hedges deemed ineffective for either of the three months ended January 31, 2025 or 2024. We recognized the following gains and losses in our Condensed Consolidated Statements of Operations during the three months ended January 31, 2025 and 2024 on derivative instruments not designated as hedging instruments (in thousands):

	Location of Gain
	(Loss) Recognized	Amount of Gain (Loss)
Derivatives	in Operations	Recognized in Operations
		Three Months Ended
		January 31,
Derivatives		2025	2024
Not Designated as Hedging Instruments:
Foreign exchange forward contracts	Other (expense) income, net	$(1,093)	$444

The following table presents the changes in the components of Accumulated other comprehensive loss, net of tax, for the three months ended January 31, 2025 (in thousands):

	Foreign	Cash
	Currency	Flow
	Translation	Hedges	Total
Balance, October 31, 2024	$(14,511)	$(1,883)	$(16,394)
Other comprehensive income (loss) before reclassifications	(5,394)	(96)	(5,490)
Reclassifications	—	522	522
Deferred income tax valuation allowances	—	27	27
Balance, January 31, 2025	$(19,905)	$(1,430)	$(21,335)

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

On January 7, 2025, the Compensation Committee approved a long-term incentive compensation arrangement for our executive officers in the form of time-based restricted shares and performance stock units (“PSUs”) under the 2016 Equity Plan, which will be payable in shares of our common stock if earned and vested. The awards were approximately 45% time-based vesting and approximately 55% performance-based vesting. The three-year performance period for the PSUs is fiscal year 2025 through fiscal year 2027.

On that date, the Compensation Committee granted a total of 75,119 shares of time-based restricted stock to our executive officers.  The restricted shares vest in thirds over three years from the date of grant provided the recipient remains employed through that date.  The grant date fair value of the restricted shares was based upon the closing sales price of our common stock on the date of grant, which was $19.81 per share.

On January 7, 2025, the Compensation Committee also granted a total target number of 50,078 PSUs to our executive officers designated as “PSU – NI”. These PSUs were weighted as approximately 30% of the overall 2025 executive long-term incentive compensation arrangement and will vest and be paid based upon the achievement of pre-established goals related to our average net income over the three-year period of fiscal years 2025-2027. Participants will have the ability to earn between 50% of the target number of the PSUs – NI for achieving threshold performance and 200% of the target number of the PSUs – NI for achieving maximum performance. The grant date fair value of the PSUs – NI was based on the closing sales price of our common stock on grant date, which was $19.81 per PSU.

On January 7, 2025, the Compensation Committee also granted a total target number of 41,735 PSUs to our executive officers designated as “PSU –FCF”. These PSUs were weighted as approximately 25% of the overall 2025 executive long-term incentive compensation arrangement and will vest and be paid based upon the achievement of pre-established goals related to our average free cash flow over the three-year period of fiscal years 2025-2027. Participants will have the ability to earn between 50% of the target number of the PSUs – FCF for achieving threshold performance and 200% of the target number of the PSUs – FCF for achieving maximum performance. The grant date fair value of the PSUs – FCF was based on the closing sales price of our common stock on the grant date, which was $19.81 per PSU.

On November 13, 2024, the Compensation Committee granted a total of 13,525 shares of time-based restricted stock to our non-executive employees. The restricted shares vest in thirds over three years from the date of grant provided the recipient remains employed through that date. The grant date fair value of the restricted shares was based upon the closing sales price of our common stock on the date of grant, which was $21.80 per share.

A reconciliation of our restricted stock and PSU activity and related information for the three-month period ended January 31, 2025 is as follows:

		Weighted Average Grant
	Number of Shares	Date Fair Value
Unvested at October 31, 2024	378,092	$24.97
Shares or units granted	180,457	19.96
Shares or units vested	(48,366)	28.07
Shares or units cancelled	(42,472)	31.06
Shares withheld	(17,748)	28.51
Unvested at January 31, 2025	449,963	$21.91

During each of the first three months of fiscal 2025 and 2024, we recorded approximately $0.6 million, of stock-based compensation expense related to grants under the 2016 Equity Plan. As of January 31, 2025, there was an estimated $5.2 million of total unrecognized stock-based compensation cost that we expect to recognize by the end of the first quarter of fiscal year 2028.

5.    EARNINGS (LOSS) PER SHARE

Per share results have been computed based on the average number of common shares outstanding over the period in question.  The computation of basic and diluted net income (loss) per share is determined using net income (loss) applicable to common shareholders as the numerator and the number of shares outstanding as the denominator as follows (in thousands, except per share amounts):

	Three Months Ended
	January 31,
	2025		2024
	Basic	Diluted	Basic	Diluted
Net (loss) income	$(4,320)	$(4,320)	$(1,648)	$(1,648)
Undistributed earnings allocated to participating shares	—	—	—	—
Net (loss) income applicable to common shareholders	$(4,320)	$(4,320)	$(1,648)	$(1,648)

Weighted average shares outstanding	6,459	6,459	6,483	6,483
Stock options and contingently issuable securities	—	—	—	—
	6,459	6,459	6,483	6,483
(Loss) income per share	$(0.67)	$(0.67)	$(0.25)	$(0.25)

6.    ACCOUNTS RECEIVABLE

Accounts receivable is net of provision for credit losses of $1.5 million as of each of January 31, 2025 and October 31, 2024.

7.    INVENTORIES

Inventories, priced at the lower of cost (first-in, first-out method) or net realizable value, are summarized below (in thousands):

	January 31,	October 31,
	2025	2024
Purchased parts and sub–assemblies	$33,287	$35,385
Work–in–process	9,806	13,428
Finished goods	96,643	104,224
Inventories	$139,736	$153,037

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

We recorded total operating lease expense of $1.3 million for each of the three months ended January 31, 2025 and 2024, which is classified within Cost of sales and service and Selling, general and administrative expenses within the Condensed Consolidated Statements of Operations.  Operating lease expense includes short-term leases and variable lease payments which are immaterial.  There have been no lease costs capitalized on the Condensed Consolidated Balance Sheets as of January 31, 2025.

The following table summarizes supplemental cash flow information and non-cash activity related to operating leases for the three months ended January 31, 2025 and 2024 (in thousands):

	Three Months Ended	Three Months Ended
	January 31, 2025	January 31, 2024
Operating cash flow information:
Cash paid for amounts included in the measurement of lease liabilities	$1,210	$1,219
Non-cash information:
Right-of-use assets obtained in exchange for new operating lease liabilities	$1,909	$1,865

The following table summarizes the maturities of undiscounted cash flows of lease commitments reconciled to the total lease liability as of January 31, 2025 (in thousands):

Remainder of 2025	$3,321
2026	3,437
2027	2,759
2028	1,837
2029	578
2030 and thereafter	699
Total	12,631
Less: Imputed interest	(833)
Present value of operating lease liabilities	$11,798

As of January 31, 2025, the weighted-average remaining term of our lease portfolio was approximately 3.7 years and the weighted-average discount rate was approximately 3.5%.

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

The following table sets forth sales and service fees by product group and services for the fiscal quarter ended January 31, 2025 and 2024 (dollars in thousands):

	Three Months Ended January 31,
	2025	2024
Computerized Machine Tools	$37,802	$35,772
Computer Control Systems and Software †	656	583
Service Parts	5,864	6,643
Service Fees	2,092	2,061
Total	$46,414	$45,059

† Amounts shown do not include computer control systems and software sold as an integrated component of computerized machine tools.

10.    GUARANTEES AND PRODUCT WARRANTIES

From time to time, our subsidiaries guarantee third party payment obligations in connection with the sale of machines to customers that use financing. We follow FASB guidance for accounting for guarantees (codified in ASC 460 Guarantees). As of January 31, 2025, we had eight outstanding third party payment guarantees totaling approximately $0.8 million. The terms of these guarantees are consistent with the underlying customer financing terms. Upon shipment of a machine, the customer assumes the risk of ownership. The customer does not obtain title, however, until it has paid for the machine. A retention of title clause allows us to recover the machine if the customer defaults on the financing. We accrue liabilities under these guarantees at fair value, which amounts are insignificant.

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

A reconciliation of the changes in our warranty estimated liability is as follows (in thousands):

	Three Months Ended
	January 31,
	2025	2024
Balance, beginning of period	$1,086	$1,294
Provision for warranties during the period	492	607
Charges to the estimated liability	(565)	(698)
Impact of foreign currency translation	(27)	24
Balance, end of period	$986	$1,227

The year-over-year decrease in our warranty reserve was primarily due to a lower volume of more complexed, higher-performance machine sales.

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

As of January 31, 2025, our existing credit facilities consisted of a €1.5 million revolving credit facility in Germany, the 150 million New Taiwan Dollars Taiwan credit facility, the 32.5 million Chinese Yuan China credit facility, and the $40.0 million revolving credit facility under the 2018 Credit Agreement.

As of January 31, 2025, there were no borrowings under any of our credit facilities and there was approximately $50.6 million of available borrowing capacity thereunder.  There were also no borrowings under any of our credit facilities as of October 31, 2024.

12.  INCOME TAXES

Our provision for income taxes and effective tax rate is affected by the geographic composition of pre-tax income which includes jurisdictions with differing tax rates, conditional reduced tax rates, and other events that are not consistent from period to period, such as changes in income tax laws.

We recorded an income tax expense during the first three months of fiscal 2025 of $2.0 million, compared to an income tax benefit $0.6 million, for the same period in fiscal 2024. Our effective tax rate for the first three months of fiscal 2025 was (90%), compared to 27% in the corresponding prior year period. The year-over-year change was primarily due to a $2.4 million non-cash valuation allowance recorded on our Italian, U.S. and China deferred tax assets, as well as changes in geographic mix of income and loss that includes jurisdictions with differing tax rates, and discrete items related to unvested stock compensation. Because we have a valuation allowance recorded against our Italian, U.S. and China deferred tax assets, we did not record a tax benefit of $1.2 million for our U.S., Italy and China pre-tax losses for the three months ended January 31, 2025. The valuation allowance recorded during the first quarter of fiscal 2025 reflected a full valuation allowance and was recorded based on our conclusion that the deferred tax assets were not more likely than not going to be realized.

Our unrecognized tax benefits were $28,000 as of each of January 31, 2025 and October 31, 2024, and in each case included accrued interest.

We recognize accrued interest and penalties related to unrecognized tax benefits as components of income tax expense. As of January 31, 2025, the gross amount of interest accrued, reported in Accrued expenses, was approximately $7,000, which did not include the federal tax benefit of interest deductions.

We file U.S. federal and state income tax returns, as well as tax returns in several foreign jurisdictions. The statutes of limitations with respect to unrecognized tax benefits will expire this fiscal year.

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

In accordance with this guidance, the following table represents the fair value hierarchy for our financial assets and liabilities measured at fair value as of January 31, 2025 and October 31, 2024 (in thousands):

	Assets		Liabilities
	January 31, 2025	October 31, 2024	January 31, 2025	October 31, 2024
Level 1
Mutual Funds	$3,080	$2,942	$—	$—

Level 2
Derivatives	$525	$323	$1,817	$705

Included in Level 1 assets are mutual fund investments under a nonqualified deferred compensation plan. We estimate the fair value of these investments on a recurring basis using market prices that are readily available.

Included in Level 2 fair value measurements are derivative assets and liabilities related to gains and losses on foreign currency forward exchange contracts entered into with a third party. We estimate the fair value of these derivatives on a recurring basis using foreign currency exchange rates obtained from active markets. Derivative instruments are reported in the accompanying Condensed Consolidated Financial Statements at fair value. We have derivative financial instruments in the form of foreign currency forward exchange contracts as described in Note 3 of Notes to the Condensed Consolidated Financial Statements. The U.S. dollar equivalent notional amounts of these contracts were $95.6 million and $85.1 million at January 31, 2025 and October 31, 2024, respectively.

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

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) contains information intended to help provide an understanding of our financial condition and other related matters, including our liquidity, capital resources, and results of operations. The MD&A is provided as a supplement to, and should be read in conjunction with, our unaudited financial statements and the notes accompanying our unaudited financial statements appearing elsewhere in this report, as well as our audited financial statements, the accompanying notes and the MD&A included in our Annual Report on Form 10 K for the year ended October 31, 2024.

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

The market for machine tools is international in scope. We have both significant foreign sales and significant foreign manufacturing operations.  During the first three months of fiscal 2025, approximately 47% of our revenues were attributable to customers in Europe, where we typically sell more of our higher-performance, higher-priced VMX series machines.  Additionally, approximately 14% of our revenues were attributable to customers in the Asia Pacific region, where we encounter greater pricing pressures.  We operate in a cyclical industry where sales and order trends often change periodically and can vary from region to region.

Sales and service fees in the first quarter of fiscal 2025 increased by 3% compared to the first quarter of fiscal 2024.  This increase in sales occurred primarily in the Americas and Asia Pacific regions and was partially offset by a decrease in sales in the European region.  Orders in the first quarter of fiscal 2025 decreased by 20% from the same period in fiscal 2024, reflecting a decrease in orders in the Americas and European regions.

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

RESULTS OF OPERATIONS

Three Months Ended January 31, 2025 Compared to Three Months Ended January 31, 2024

Sales and Service Fees. Sales and service fees for the first quarter of fiscal year 2025 were $46.4 million, an increase of $1.4 million, or 3%, compared to the corresponding prior year period, and included an unfavorable currency impact of $0.4 million, or 1%, when translating foreign sales to U.S. dollars for financial reporting purposes.

Sales and Service Fees by Geographic Region

The following table sets forth sales and service fees by geographic region for the first fiscal quarter ended January 31, 2025 and 2024 (dollars in thousands):

	Three Months Ended
	January 31,
	2025		2024		$ Change	% Change
Americas	$18,108	39%	$16,650	37%	$1,458	9%
Europe	21,614	47%	22,750	50%	(1,136)	(5)%
Asia Pacific	6,692	14%	5,659	13%	1,033	18%
Total	$46,414	100%	$45,059	100%	$1,355	3%

Sales in the Americas for the first quarter of fiscal year 2025 increased by 9%, compared to the corresponding period in fiscal year 2024, primarily due to an increased volume of shipments of Hurco and Milltronics machines. The increase in sales was mostly attributable to increased shipments of VM and toolroom machines, as well as lathes.

European sales for the first quarter of fiscal year 2025 decreased by 5%, compared to the corresponding period in fiscal year 2024, and included an unfavorable currency impact of 1%, when translating foreign sales to U.S. dollars for financial reporting purposes. The decrease in European sales for the first quarter of fiscal year 2025 was primarily attributable to a decreased volume of shipments of higher performance Hurco VMX machines and lathes in France and Italy, partially offset by increased shipments of higher-performance 5-axis Hurco machines in the United Kingdom and Milltronics vertical milling machines throughout the European region.  In addition to the decreased machine sales for the quarter, European sales also reflected a decline in shipment of accessories manufactured by our wholly owned subsidiary, LCM.

Asian Pacific sales for the first quarter of fiscal year 2025 increased by 18%, compared to the corresponding period in fiscal year 2024, and included an unfavorable currency impact of 2%, when translating foreign sales to U.S. dollars for financial reporting purposes. The increase in Asian Pacific sales primarily resulted from a higher volume of shipments of Hurco and Takumi machines in China and India.

Sales and Service Fees by Product Category

The following table sets forth sales and service fees by product group and services for the first fiscal quarter ended January 31, 2025 and 2024 (dollars in thousands):

	Three Months Ended
	January 31,
	2025		2024		$ Change	% Change
Computerized Machine Tools	$37,802	81%	$35,772	79%	$2,030	6%
Computer Control Systems and Software †	656	1%	583	1%	73	13%
Service Parts	5,864	13%	6,643	15%	(779)	(12)%
Service Fees	2,092	5%	2,061	5%	31	2%
Total	$46,414	100%	$45,059	100%	$1,355	3%

† Amounts shown do not include computer control systems and software sold as an integrated component of computerized machine tools.

Sales of computerized machine tools for the first quarter of fiscal year 2025 increased by 6%, compared to the corresponding prior year period, primarily due to an increased volume of shipments of Hurco and Milltronics machines in the Americas and Hurco machines in the United Kingdom and China.  Sales of computer control systems and software for the first quarter of fiscal year 2025 increased by 13%, compared to the corresponding prior year period, due mainly to increased software sales in the United Kingdom. Sales of service parts for the first quarter of fiscal year 2025 decreased by 12%, compared to the corresponding prior year period, primarily due to decreases in aftermarket service parts sales in the Americas, Germany and the United Kingdom.  Services fees for the first quarter of fiscal year 2025 increased by 2%, compared to the corresponding prior year period, primarily due increased aftermarket service fees in the Americas.  Sales for all product lines included an unfavorable currency impact of 1% when translating foreign sales to U.S. dollars for financial reporting purposes.

Orders.  Orders for the first quarter of fiscal year 2025 were $40.1 million, a decrease of $10.1 million, or 20%, compared to the corresponding period in fiscal year 2024, and included an unfavorable currency impact of $0.4 million, or less than 1%, when translating foreign orders to U.S. dollars.

The following table sets forth new orders booked by geographic region for the fiscal quarter ended January 31, 2025, and 2024 (dollars in thousands):

	Three Months Ended
	January 31,
	2025		2024		$ Change	% Change
Americas	$14,643	37%	$20,796	41%	$(6,153)	(30)%
Europe	19,370	48%	23,535	47%	(4,165)	(18)%
Asia Pacific	6,072	15%	5,887	12%	185	3%
Total	$40,085	100%	$50,218	100%	$(10,133)	(20)%

Orders in the Americas for the first quarter of fiscal year 2025 decreased by 30%, compared to the corresponding period in fiscal year 2024, primarily due to decreased customer demand for Hurco and Milltronics machines, particularly the higher-performance VMX machines.

European orders for the first quarter of fiscal year 2025 decreased by 18%, compared to the corresponding prior year period, and included an unfavorable currency impact of 1%, when translating foreign orders to U.S. dollars. The decrease in orders was driven primarily by decreased customer demand for electro-mechanical components and accessories manufactured by our wholly-owned subsidiary, LCM, as well as decreased customer demand for Hurco and Takumi machines in France and Italy.  The decrease in Hurco machines was primarily due to decreased demand for higher-performance VMX and 5-axis machines.

Asian Pacific orders for the first quarter of fiscal year 2025 increased by 3%, compared to the corresponding prior year period, and included an unfavorable currency impact of 2%, when translating foreign orders to U.S. dollars. The increase in Asian Pacific orders was driven primarily by an increase in customer demand for Hurco machines in China, partially offset by decreased customer demand for Hurco and Takumi machines in India.

Gross Profit. Gross profit for the first quarter of fiscal year 2025 was $8.3 million, or 18% of sales, compared to $9.7 million, or 22% of sales, for the corresponding prior year period. The year-over-year decrease in gross profit as a percentage of sales was primarily due to the lower volume of sales of vertical milling machines in the Americas and Europe where we typically sell more of our higher-performance VMX series machines and lathes. Additionally, gross profit was negatively impacted by the allocation of fixed costs on lower margin sales and lower production volumes.

Operating Expenses. Selling, general, and administrative expenses for the first quarter of fiscal year 2025 were $10.4 million, or 22% of sales, compared to $11.5 million, or 26% of sales, in the corresponding fiscal year 2024 period, and included a favorable currency impact of $0.1 million, when translating foreign expenses to U.S. dollars for financial reporting purposes.  The year-over-year reduction in selling, general and administrative expenses for the quarter reflected lower levels of discretionary spending, reduced sales commissions, and reduced employee health insurance costs.

Operating Income/Loss. Operating loss for the first quarter of fiscal year 2025 was $2.1 million, compared to $1.8 million for the corresponding period in fiscal year 2024.  The change was primarily due to the lower volume of sales of vertical milling machines in the Americas and Europe where we typically sell more of our higher-performance VMX series machines and lathes, as well as the negative impact of allocation of fixed costs on lower margin sales and lower production volumes.

Other (Expense) Income, Net.  Other expense, net for the first quarter of fiscal year 2025 was $0.4 million compared to $0.5 million for the corresponding period in fiscal year 2024, due mainly to a decrease in foreign currency exchange loss in the first quarter of fiscal year 2025 compared to the same period in fiscal year 2024.

Income Taxes. Income tax expense for the first quarter of fiscal year 2025 was $2.0 million, compared to an income tax benefit of $0.6 million, for the corresponding prior year period. The year-over-year change was primarily due to a $2.4 million non-cash valuation allowance recorded on our Italian, U.S. and China deferred tax assets, as well as changes in geographic mix of income and loss that includes jurisdictions with differing tax rates, and discrete items related to unvested stock compensation. Because we have a valuation allowance recorded against our Italian, U.S. and China deferred tax assets, we did not record a tax benefit of $1.2 million for our U.S., Italy and China pre-tax losses for the three months ended January 31, 2025. The valuation allowance recorded during the first quarter of fiscal 2025 reflected a full valuation allowance of the U.S. and Italian deferred tax assets and was recorded after evaluating changes to tax laws, statutory tax rates, and our cumulative three-year income (loss) levels for the U.S. and Italy for the first quarter of fiscal year 2025.

LIQUIDITY AND CAPITAL RESOURCES

At January 31, 2025, we had cash and cash equivalents of $41.8 million, compared to $33.3 million at October 31, 2024.  Approximately 28% of the $41.8 million of cash and cash equivalents was denominated in U.S. dollars.  The balance was attributable to our foreign operations and is held in the local currencies of our various foreign entities, subject to fluctuations in currency exchange rates. We do not believe that the indefinite reinvestment of these funds offshore impairs our ability to meet our domestic working capital needs.

Working capital was $172.6 million at January 31, 2025, compared to $180.8 million at October 31, 2024. The decrease in working capital was primarily driven by decreases in inventories and accounts receivable, net, partially offset by an increase in cash and cash equivalents.

Capital expenditures of $0.6 million during the first three months of fiscal year 2025 were primarily for software development costs and capital improvements in existing facilities.  We funded these expenditures with cash on hand.

On January 6, 2023, we announced a share repurchase program in an aggregate amount of up to $25.0 million. Repurchases under the program may be made in the open market or through privately negotiated transactions from time to time, subject to applicable laws, regulations, and contractual provisions. On September 25, 2024, we announced an extension of the term of this $25.0 million repurchase program from November 10, 2024 to  November 10, 2026. The program may be amended, suspended, or discontinued at any time and does not commit us to repurchase any shares of our common stock. We did not repurchase any shares during the first three months of fiscal 2025.  As of January 31, 2025, $21.7 million remained available under the program.

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

As of January 31, 2025, our existing credit facilities consisted of a €1.5 million revolving credit facility in Germany, the 150 million New Taiwan Dollars Taiwan credit facility, the 32.5 million Chinese Yuan China credit facility and the $40.0 million revolving credit facility under the 2018 Credit Agreement.  We had no debt or borrowings under any of our credit facilities at January 31, 2025.

At January 31, 2025, we had an aggregate of approximately $50.6 million available for borrowing under our credit facilities and were in compliance with all covenants relating thereto.

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

CRITICAL ACCOUNTING ESTIMATES

Our MD&A is based upon our condensed consolidated financial statements, which have been prepared in accordance with U.S. Generally Accepted Accounting Principles. The preparation of financial statements in conformity with those accounting principles requires us to make judgments and estimates that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Those judgments and estimates have a significant effect on the financial statements because they result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Actual results could differ from those estimates. Our critical accounting estimates, which are described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2024, are frequently evaluated as our judgment and estimates are based upon historical experience and on various other assumptions that we believe to be reasonable under the circumstances. During the first three months of fiscal year 2025, there were no material changes to our critical accounting estimates as described in the MD&A included in our Annual Report on Form 10-K for the year ended October 31, 2024.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

There have been no material changes related to our contractual obligations and commitments from the information provided in our Annual Report on Form 10-K for the fiscal year ended October 31, 2024.

OFF BALANCE SHEET ARRANGEMENTS

From time to time, our subsidiaries guarantee third party payment obligations in connection with the sale of machines to customers that use financing. We follow FASB guidance for accounting for guarantees (codified in ASC 460). As of January 31, 2025, we had eight outstanding third party payment guarantees totaling approximately $0.8 million. The terms of these guarantees are consistent with the underlying customer financing terms. Upon shipment of a machine, the customer assumes the risk of ownership. The customer does not obtain title, however, until the customer has paid for the machine. A retention of title clause allows us to recover the machine if the customer defaults on the financing. We accrue liabilities under these guarantees at fair value, which amounts are insignificant.

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

We discuss these and other important risks and uncertainties that may affect our future operations in Part I, Item 1A – Risk Factors in our most recent Annual Report on Form 10 K and may update that discussion in Part II, Item 1A – Risk Factors in this report or in a Quarterly Report on Form 10 Q we file hereafter.

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

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Interest on borrowings under our bank credit agreements are tied to prevailing domestic and foreign interest rates. At January 31, 2025, we had no borrowings outstanding under any of our credit facilities.

Foreign Currency Exchange Risk

In the first three months of fiscal year 2025, we derived approximately 61% of our revenues from customers located outside of the Americas, where we invoiced and received payments in several foreign currencies. All of our computerized machine tools and computer control systems, as well as certain proprietary service parts, are sourced by our U.S.-based engineering and manufacturing division and re-invoiced to our foreign sales and service subsidiaries, primarily in their functional currencies.

Our products are sourced from foreign suppliers or built to our specifications by either our wholly-owned subsidiaries in Taiwan, the U.S., and Italy or an affiliated contract manufacturer in Taiwan. Our purchases are predominantly in foreign currencies and in some cases our arrangements with these suppliers include foreign currency risk sharing agreements, which reduce (but do not eliminate) the effects of currency fluctuations on product costs. The predominant portion of the exchange rate risk associated with our product purchases relates to the New Taiwan Dollar and the Euro.

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

Forward contracts for the sale or purchase of foreign currencies as of January 31, 2025, which are designated as cash flow hedges under FASB guidance related to accounting for derivative instruments and hedging activities, were as follows (in thousands, except weighted average forward rates):

				Contract Amount at
	Notional	Weighted		Forward Rates in
	Amount	Avg.		U.S. Dollars
Forward	in Foreign	Forward		Contract	January 31,
Contracts	Currency	Rate		Date	2025	Maturity Dates
Sale Contracts:
Euro	6,700	1.0871		7,284	7,053	Feb 2025 - Jan 2026
Sterling	3,750	1.2638		4,739	4,675	Feb 2025 - Jan 2026

Purchase Contracts:
New Taiwan Dollar	525,000	31.2464	*	16,802	16,260	Feb 2025 - Jan 2026

* New Taiwan Dollars per U.S. dollar

Forward contracts for the sale or purchase of foreign currencies as of January 31, 2025, which were entered into to protect against the effects of foreign currency fluctuations on receivables and payables denominated in foreign currencies and are not designated as hedges under FASB guidance, were as follows (in thousands, except weighted average forward rates):

				Contract Amount at
	Notional	Weighted		Forward Rates in
	Amount	Avg.		U.S. Dollars
Forward	in Foreign	Forward		Contract	January 31,
Contracts	Currency	Rate		Date	2025	Maturity Dates
Sale Contracts:
Euro	16,606	1.0534		17,492	17,516	Feb 2025 - Dec 2025

Purchase Contracts:
New Taiwan Dollar	1,462,236	31.8196	*	45,954	44,812	Feb 2025 - Apr 2025

* New Taiwan Dollars per U.S. dollar

We are also exposed to foreign currency exchange risk related to our investment in net assets in foreign countries. To manage this risk, we have maintained a forward contract with a notional amount of €3.0 million. We designated this forward contract as a hedge of our net investment in Euro-denominated assets. We selected the forward method under FASB guidance related to the accounting for derivative instruments and hedging activities. The forward method requires all changes in the fair value of the contract to be reported as a cumulative translation adjustment in Accumulated other comprehensive loss, net of tax, in the same manner as the underlying hedged net assets. This forward contract matures in November 2025. As of January 31, 2025, we had a realized gain of $1.2 million and an unrealized gain of $0.1 million, net of tax, recorded as cumulative translation adjustments in Accumulated other comprehensive loss related to the hedging of our net investment in Euro-denominated assets. Forward contracts for the sale or purchase of foreign currencies as of January 31, 2025, which are designated as net investment hedges under this guidance were as follows (in thousands, except weighted average forward rates):

	Notional	Weighted	Contract Amount at Forward Rates in
	Amount	Avg.	U.S. Dollars
Forward	in Foreign	Forward	Contract	January 31,	Maturity
Contracts	Currency	Rate	Date	2025	Date
Sale Contracts:
Euro	3,000	1.1005	3,302	3,180	Nov 2025

Item 4.    CONTROLS AND PROCEDURES

We conducted an evaluation under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2025, pursuant to Rule 13a 15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of the evaluation date.

There were no changes in our internal control over financial reporting during the three months ended January 31, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.    RISK FACTORS

There have been no material changes from the risk factors disclosed in Part I, Item 1A – Risk Factors in our Annual Report on Form 10 K for the year ended October 31, 2024.

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not repurchase any shares of our common stock in the first quarter of fiscal 2025.

Item 5.    OTHER INFORMATION

During the period covered by this report, the Audit Committee of our Board of Directors engaged our independent registered public accounting firm to perform non-audit, tax planning services. This disclosure is made pursuant to Section 10A(i)(2) of the Exchange Act, as added by Section 202 of the Sarbanes-Oxley Act of 2002.

During the three months ended January 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any non-Rule 10b5-1 trading arrangement (as defined in the Securities and Exchange Commission’s rules).

Item 6.    EXHIBITS

EXHIBIT INDEX

3.1

Amended and Restated Articles of Incorporation of the Registrant, as amended effective March 15, 2024, incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10 Q for the quarter ended April 30, 2024.

3.2

Amended and Restated By-Laws of the Registrant, as amended through March 15, 2024, incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2024.

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
March 7, 2025