Form 10-Q
period 2025-04-30
HURCO COMPANIES INC
filed 2025-06-06
CIK 315374

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

⌧   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended April 30, 2025 or

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

The number of shares of the Registrant’s common stock outstanding as of May 31, 2025 was 6,506,868.

HURCO COMPANIES, INC.

Form 10-Q Quarterly Report for Fiscal Quarter Ended April 30, 2025

PART I - FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

HURCO COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2025	2024	2025	2024

	(unaudited)		(unaudited)
Sales and service fees	$40,867	$45,172	$87,281	$90,231

Cost of sales and service	33,038	37,153	71,162	72,517

Gross profit	7,829	8,019	16,119	17,714

Selling, general and administrative expenses	10,897	11,461	21,279	22,976

Operating (loss) income	(3,068)	(3,442)	(5,160)	(5,262)

Interest expense	4	136	62	267

Interest income	87	164	181	320

Investment income, net	12	8	173	67

Other (expense) income, net	(572)	(476)	(956)	(989)

(Loss) income before income taxes	(3,545)	(3,882)	(5,824)	(6,131)

Provision (benefit) for income taxes	518	40	2,559	(561)

Net (loss) income	$(4,063)	$(3,922)	$(8,383)	$(5,570)

(Loss) income per common share

Basic	$(0.62)	$(0.61)	$(1.29)	$(0.86)
Diluted	$(0.62)	$(0.61)	$(1.29)	$(0.86)

Weighted average common shares outstanding

Basic	6,500	6,518	6,479	6,500
Diluted	6,500	6,518	6,479	6,500

Dividends paid per share	$—	$0.16	$—	$0.32

The accompanying notes are an integral part of the condensed consolidated financial statements.

HURCO COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2025	2024	2025	2024

	(unaudited)		(unaudited)
Net (loss) income	$(4,063)	$(3,922)	$(8,383)	$(5,570)

Other comprehensive (loss) income:

Translation (loss) gain of foreign currency financial statements	8,061	(3,984)	2,667	516

(Gain) / loss on derivative instruments reclassified into operations, net of tax (expense)/ benefit of $86, $121, $242 and $185, respectively	285	407	807	619

Gain / (loss) on derivative instruments, net of tax expense (benefit) of ($123), ($192), ($152) and ($187), respectively	(411)	(640)	(507)	(622)

Total other comprehensive (loss) income	7,935	(4,217)	2,967	513

Comprehensive (loss) income	$3,872	$(8,139)	$(5,416)	$(5,057)

The accompanying notes are an integral part of the condensed consolidated financial statements.

HURCO COMPANIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	April 30,	October 31,
	2025	2024
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$43,807	$33,330
Accounts receivable, net	25,583	36,678
Inventories	146,441	153,037
Derivative assets	1,112	323
Prepaid and other assets	5,966	5,209
Total current assets	222,909	228,577
Property and equipment:
Land	1,046	1,046
Building	7,381	7,381
Machinery and equipment	26,407	28,106
Leasehold improvements	4,421	4,667
	39,255	41,200
Less accumulated depreciation and amortization	(31,021)	(32,404)
Total property and equipment, net	8,234	8,796
Non–current assets:
Software development costs, less accumulated amortization	7,448	7,044
Intangible assets, net	702	763
Operating lease - right of use assets, net	11,280	11,313
Deferred income taxes	640	1,349
Investments	8,548	8,216
Other assets	2,713	2,585
Total non–current assets	31,331	31,270
Total assets	$262,474	$268,643
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$23,632	$24,951
Customer deposits	3,633	4,308
Derivative liabilities	1,810	705
Operating lease liabilities	3,900	3,829
Accrued payroll and employee benefits	6,965	7,786
Accrued income taxes	1,844	866
Accrued expenses	4,275	4,258
Accrued warranty expenses	936	1,086
Total current liabilities	46,995	47,789
Non–current liabilities:
Deferred income taxes	49	53
Accrued tax liability	28	537
Operating lease liabilities	7,761	7,852
Deferred credits and other	5,361	5,240
Total non–current liabilities	13,199	13,682
Commitment and contingencies	—	—
Shareholders’ equity:
Preferred stock: no par value per share, 1,000,000 shares authorized; no shares issued	—	—
Common stock: no par value, $.10 stated value per share, 12,500,000 shares authorized; 6,674,154 and 6,548,838 shares issued and 6,506,868 and 6,435,624 shares outstanding, as of April 30, 2025 and October 31, 2024, respectively	651	644
Additional paid-in capital	62,192	61,500
Retained earnings	153,039	161,422
Accumulated other comprehensive loss	(13,602)	(16,394)
Total shareholders’ equity	202,280	207,172
Total liabilities and shareholders’ equity	$262,474	$268,643

The accompanying notes are an integral part of the condensed consolidated financial statements.

HURCO COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2025	2024	2025	2024

	(unaudited)		(unaudited)
Cash flows from operating activities:
Net (loss) income	$(4,063)	$(3,922)	$(8,383)	$(5,570)
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Provision for doubtful accounts	—	11	(9)	(60)
Deferred income taxes	(1,287)	(49)	(2,377)	(141)
Deferred income tax valuation allowances	1,270	—	3,655	—
Equity in loss (income) of affiliates	(44)	(109)	(131)	(87)
Foreign currency (gain) loss	(348)	(1,118)	(547)	(606)
Unrealized (gain) loss on derivatives	(1,155)	1,895	(101)	1,239
Depreciation and amortization	648	882	1,358	1,790
Stock–based compensation	467	220	1,051	811
Change in assets and liabilities:	—	—	—	—
(Increase) decrease in accounts receivable	3,855	5,708	11,392	13,236
(Increase) decrease in inventories	371	(1,247)	9,632	(3,743)
(Increase) decrease in prepaid expenses	269	(24)	(1,367)	(2,412)
Increase (decrease) in accounts payable	509	183	(1,385)	(2,336)
Increase (decrease) in customer deposits	219	(628)	(740)	393
Increase (decrease) in accrued expenses	(257)	988	(173)	481
Increase (decrease) in accrued payroll and employee benefits	698	91	(822)	(2,258)
Increase (decrease) in accrued income tax	365	(368)	970	(544)
Net change in deferred tax assets and liabilities	47	(64)	125	(11)
Other	(567)	(570)	(814)	(872)
Net cash provided by (used for) operating activities	997	1,879	11,334	(690)

Cash flows from investing activities:
Proceeds from sale of property and equipment	—	10	176	25
Purchase of property and equipment	(308)	(130)	(401)	(574)
Software development costs	(492)	(349)	(955)	(737)
Other investments	—	117	—	117
Net cash provided by (used for) investing activities	(800)	(352)	(1,180)	(1,169)

Cash flows from financing activities:
Dividends paid	—	(1,061)	—	(2,093)
Taxes paid related to net settlement of restricted shares	—	—	(352)	(315)
Net cash provided by (used for) financing activities	—	(1,061)	(352)	(2,408)

Effect of exchange rate changes on cash and cash equivalents	1,790	(860)	675	25

Net increase (decrease) in cash and cash equivalents	1,987	(394)	10,477	(4,242)

Cash and cash equivalents at beginning of period	41,820	37,936	33,330	41,784

Cash and cash equivalents at end of period	$43,807	$37,542	$43,807	$37,542

The accompanying notes are an integral part of the condensed consolidated financial statements.

HURCO COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands, except shares outstanding)

	Three Months Ended April 30, 2025 and 2024
	(unaudited)
					Accumulated
	Common Stock		Additional		Other
	Shares		Paid–in	Retained	Comprehensive
(unaudited)	Outstanding	Amount	Capital	Earnings	Income (Loss)	Total
Balances, January 31, 2024	6,506,033	$651	$61,936	$177,444	$(15,474)	$224,557
Net income (loss)	—	—	—	(3,922)	—	(3,922)
Other comprehensive income (loss)	—	—	—	—	(4,217)	(4,217)
Stock–based compensation expense, net of taxes withheld for vested restricted shares	17,226	1	219	—	—	220
Dividends paid	—	—	—	(1,061)	—	(1,061)
Balances, April 30, 2024	6,523,259	$652	$62,155	$172,461	$(19,691)	$215,577

Balances, January 31, 2025	6,483,990	$648	$61,728	$157,102	$(21,335)	$198,143
Net income (loss)	—	—	—	(4,063)	—	(4,063)
Other comprehensive income (loss)	—	—	—	—	7,935	7,935
Deferred income tax valuation allowances	—	—	—	—	(202)	(202)
Stock–based compensation expense, net of taxes withheld for vested restricted shares	22,878	3	464	—	—	467
Balances, April 30, 2025	6,506,868	$651	$62,192	$153,039	$(13,602)	$202,280

	Six Months Ended April 30, 2025 and 2024
	(unaudited)
					Accumulated
	Common Stock		Additional		Other
	Shares		Paid–in	Retained	Comprehensive
	Outstanding	Amount	Capital	Earnings	Income (Loss)	Total
Balances, October 31, 2023	6,462,138	$646	$61,665	$180,124	$(20,204)	$222,231
Net income (loss)	—	—	—	(5,570)	—	(5,570)
Other comprehensive income (loss)	—	—	—	—	513	513
Stock–based compensation expense, net of taxes withheld for vested restricted shares	61,121	6	490	—	—	496
Dividends paid	—	—	—	(2,093)	—	(2,093)
Balances, April 30, 2024	6,523,259	$652	$62,155	$172,461	$(19,691)	$215,577

Balances, October 31, 2024	6,435,624	$644	$61,500	$161,422	$(16,394)	$207,172
Net income (loss)	—	—	—	(8,383)	—	(8,383)
Other comprehensive income (loss)	—	—	—	—	2,967	2,967
Deferred income tax valuation allowances	—	—	—	—	(175)	(175)
Stock–based compensation expense, net of taxes withheld for vested restricted shares	71,244	7	692	—	—	699
Balances, April 30, 2025	6,506,868	$651	$62,192	$153,039	$(13,602)	$202,280

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

The condensed consolidated financial information as of April 30, 2025 and for the three and six months ended April 30, 2025, and April 30, 2024 is unaudited.  However, in our opinion, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary to present fairly our consolidated financial position, results of operations, changes in shareholders’ equity and cash flows for and at the end of the interim periods.  We suggest that you read these Condensed Consolidated Financial Statements in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended October 31, 2024.

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

We had forward contracts outstanding as of April 30, 2025, denominated in Euros, Pounds Sterling, and New Taiwan Dollars with set maturity dates ranging from May 2025 through April 2026. The contract amounts, expressed at forward rates in U.S. dollars at April 30, 2025, were $6.9 million for Euros, $4.2 million for Pounds Sterling, and $15.0 million for New Taiwan Dollars. At April 30, 2025, we had $0.5 million of realized loss, net of tax, related to cash flow hedges deferred in Accumulated other comprehensive loss. Included in this amount was $0.4 million of unrealized loss, net of tax, related to cash flow hedge instruments that remain subject to currency fluctuation risk. The majority of these deferred gains will be recorded as an adjustment to Cost of sales and service in periods through April 2026, when the corresponding inventory that is the subject of the related hedge contracts is sold, as described above.

We are also exposed to foreign currency exchange risk related to our investment in net assets in foreign countries. To manage this risk, we entered into a forward contract with a notional amount of €3.0 million in November 2024. We designated this forward contract as a hedge of our net investment in Euro denominated assets. We selected the forward method under FASB guidance related to the accounting for derivative instruments and hedging activities. The forward method requires all changes in the fair value of the contract to be reported as a cumulative translation adjustment in Accumulated other comprehensive loss, net of tax, in the same manner as the underlying hedged net assets. This forward contract matures in November 2025. As of April 30, 2025, we had a realized gain of $1.2 million and an unrealized loss of $0.1 million, net of tax, recorded as cumulative translation adjustments in Accumulated other comprehensive loss related to this forward contract.

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

We had forward contracts outstanding as of April 30, 2025, denominated in Euros, Pounds Sterling, and New Taiwan Dollars with set maturity dates ranging from May 2025 through December 2025.  The contract amounts, expressed at forward rates in U.S. dollars at April 30, 2025, totaled $63.8 million.

Fair Value of Derivative Instruments

We recognize the fair value of derivative instruments as assets and liabilities on a gross basis on our Condensed Consolidated Balance Sheets. As of April 30, 2025 and October 31, 2024, all derivative instruments were recorded at fair value on our Condensed Consolidated Balance Sheets as follows (in thousands):

	April 30, 2025		October 31, 2024
	Balance Sheet	Fair	Balance Sheet	Fair
Derivatives	Location	Value	Location	Value
Designated as Hedging Instruments:
Foreign exchange forward contracts	Derivative assets	$159	Derivative assets	$165
Foreign exchange forward contracts	Derivative liabilities	$789	Derivative liabilities	$430

Not Designated as Hedging Instruments:
Foreign exchange forward contracts	Derivative assets	$953	Derivative assets	$158
Foreign exchange forward contracts	Derivative liabilities	$1,021	Derivative liabilities	$275

Effect of Derivative Instruments on the Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Changes in Shareholders’ Equity and Condensed Consolidated Statements of Operations

Derivative instruments had the following effects on our Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Changes in Shareholders’ Equity, and Condensed Consolidated Statements of Operations, net of tax, during the three months ended April 30, 2025 and 2024 (in thousands):

			Location of Gain	Amount of Gain
	Amount of Gain (Loss)		(Loss) Reclassified	(Loss) Reclassified
	Recognized in Other		from Other	from Other
	Comprehensive		Comprehensive	Comprehensive
Derivatives	Income (Loss)		Income (Loss)	Income (Loss)
	Three Months Ended			Three Months Ended
	April 30,			April 30,
	2025	2024		2025	2024
Designated as Hedging Instruments:
(Effective portion)
Foreign exchange forward contracts – Intercompany sales/purchases	$(411)	$(640)	Cost of sales and service	$(285)	$(407)
Foreign exchange forward contract – Net investment	$(202)	$46

We did not recognize any gains or losses as a result of hedges deemed ineffective for either of the three months ended April 30, 2025 or 2024. We recognized the following gains and losses in our Condensed Consolidated Statements of Operations during the three months ended April 30, 2025 and 2024 on derivative instruments not designated as hedging instruments (in thousands):

	Location of Gain
	(Loss) Recognized	Amount of Gain (Loss)
Derivatives	in Operations	Recognized in Operations
		Three Months Ended
		April 30,
		2025	2024
Not Designated as Hedging Instruments:
Foreign exchange forward contracts	Other (expense) income, net	$(684)	$(1,854)

The following table presents the changes in the components of Accumulated other comprehensive loss, net of tax, for the three months ended April 30, 2025 (in thousands):

	Foreign Currency	Cash Flow
	Translation	Hedges	Total
Balance, January 31, 2025	$(19,905)	$(1,430)	$(21,335)
Other comprehensive income (loss) before reclassifications	8,061	(411)	7,650
Reclassifications	—	285	285
Deferred income tax valuation allowances	—	(202)	(202)
Balance, April 30, 2025	$(11,844)	$(1,758)	$(13,602)

Derivative instruments had the following effects on our Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Changes in Shareholders’ Equity, and Condensed Consolidated Statements of Operations, net of tax, during the six months ended April 30, 2025 and 2024 (in thousands):

			Location of Gain	Amount of Gain
	Amount of Gain (Loss)		(Loss) Reclassified	(Loss) Reclassified
	Recognized in Other		from Other	from Other
	Comprehensive		Comprehensive	Comprehensive
	Income (Loss)		Income (Loss)	Income (Loss)
	Six Months Ended			Six Months Ended
	April 30,			April 30,
Derivatives	2025	2024		2025	2024
Designated as Hedging Instruments:
(Effective Portion)
Foreign exchange forward contracts – Intercompany sales/purchases	$(507)	$(622)	Cost of sales and service	$(807)	$(619)
Foreign exchange forward contract – Net investment	$(96)	$(9)

We did not recognize any gains or losses as a result of hedges deemed ineffective for either of the six months ended April 30, 2025 or 2024. We recognized the following gains and losses in our Condensed Consolidated Statements of Operations during the six months ended April 30, 2025 and 2024 on derivative instruments not designated as hedging instruments (in thousands):

	Location of Gain
	(Loss) Recognized	Amount of Gain (Loss)
Derivatives	in Operations	Recognized in Operations
		Six Months Ended
		April 30,
Derivatives		2025	2024
Not Designated as Hedging Instruments:
Foreign exchange forward contracts	Other (expense) income, net	$(1,777)	$(1,410)

The following table presents the changes in the components of Accumulated other comprehensive loss, net of tax, for the six months ended April 30, 2025 (in thousands):

	Foreign	Cash
	Currency	Flow
	Translation	Hedges	Total
Balance, October 31, 2024	$(14,511)	$(1,883)	$(16,394)
Other comprehensive income (loss) before reclassifications	2,667	(507)	2,160
Reclassifications	—	807	807
Deferred income tax valuation allowances	—	(175)	(175)
Balance, April 30, 2025	$(11,844)	$(1,758)	$(13,602)

4.    EQUITY INCENTIVE PLAN

In March 2016, we adopted the Hurco Companies, Inc. 2016 Equity Incentive Plan (as amended, the “2016 Equity Plan”), which allows us to grant awards of stock options, stock appreciation rights, restricted stock, stock units and other stock-based awards.  The 2016 Equity Plan replaced the Hurco Companies, Inc. 2008 Equity Incentive Plan (the “2008 Equity Plan”) and is the only active plan under which equity awards may be made by us to our employees and non-employee directors.  No further awards will be made under our 2008 Equity Plan.  The total number of shares of our common stock that may be issued pursuant to awards under the 2016 Equity Plan was initially 856,048, which included 386,048 shares that remained available for future grants under the 2008 Equity Plan as of March 10, 2016, the date our shareholders approved the 2016 Equity Plan.  On March 10, 2022, our shareholders approved the Amended and Restated Hurco Companies, Inc. 2016 Equity Incentive Plan, which, among other items, increased the aggregate number of shares that may be issued under the 2016 Equity Plan by 850,000 shares.  On March 13, 2025, our shareholders approved an amendment to the 2016 Equity Plan, which, once again, increased by 850,000 the aggregate number of shares that may be issued thereunder.

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

On March 13, 2025, the Compensation Committee granted a total of 29,868 shares of time-based restricted stock to our non-employee directors. The restricted shares vest in full one year from the date of grant provided the recipient remains on the board of directors through that date. The grant date fair value of the restricted shares was based on the closing sales price of our common stock on the grant date, which was $16.07 per share.

On January 7, 2025, the Compensation Committee approved a long-term incentive compensation arrangement for our executive officers in the form of time-based restricted shares and performance stock units (“PSUs”), which will be payable in shares of our common stock if earned and vested. The awards were approximately 45% time-based vesting and approximately 55% performance-based vesting. The three-year performance period for the PSUs is fiscal year 2025 through fiscal year 2027.

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

A reconciliation of our restricted stock and PSU activity and related information for the six-month period ended April 30, 2025 is as follows:

		Weighted Average Grant
	Number of Shares	Date Fair Value
Unvested at October 31, 2024	378,092	$24.97
Shares or units granted	210,325	19.41
Shares or units vested	(71,244)	25.80
Shares or units cancelled	(42,472)	31.06
Shares withheld	(17,748)	28.51
Unvested at April 30, 2025	456,953	$21.58

During the first six months of fiscal 2025 and 2024, we recorded approximately $1.1 million and $0.8 million, respectively, of stock-based compensation expense related to grants under the 2016 Equity Plan. As of April 30, 2025, there was an estimated $4.1 million of total unrecognized stock-based compensation cost that we expect to recognize by the end of the first quarter of fiscal year 2028.

5.    EARNINGS (LOSS) PER SHARE

Per share results have been computed based on the average number of common shares outstanding over the period in question.  The computation of basic and diluted net income (loss) per share is determined using net income (loss) applicable to common shareholders as the numerator and the number of shares outstanding as the denominator as follows (in thousands, except per share amounts):

	Three Months Ended				Six Months Ended
	April 30,				April 30,
	2025		2024		2025		2024
	Basic	Diluted	Basic	Diluted	Basic	Diluted	Basic	Diluted
Net (loss) income	$(4,063)	$(4,063)	$(3,922)	$(3,922)	$(8,383)	$(8,383)	$(5,570)	$(5,570)
Undistributed earnings allocated to participating shares	—	—	—	—	—	—	—	—
Net (loss) income applicable to common shareholders	$(4,063)	$(4,063)	$(3,922)	$(3,922)	$(8,383)	$(8,383)	$(5,570)	$(5,570)

Weighted average shares outstanding	6,500	6,500	6,518	6,518	6,479	6,479	6,500	6,500
Stock options and contingently issuable securities	—	—	—	—	—	—	—	—
	6,500	6,500	6,518	6,518	6,479	6,479	6,500	6,500
(Loss) income per share	$(0.62)	$(0.62)	$(0.61)	$(0.61)	$(1.29)	$(1.29)	$(0.86)	$(0.86)

For the three and six months ended April 30, 2025, there were an immaterial number of stock options and contingently issuable securities that were excluded from the diluted loss per share calculation because they were anti-dilutive due to the net loss in the period.

6.    ACCOUNTS RECEIVABLE

Accounts receivable is net of provision for credit losses of $1.5 million as of each of April 30, 2025 and October 31, 2024.

7.    INVENTORIES

Inventories, priced at the lower of cost (first-in, first-out method) or net realizable value, are summarized below (in thousands):

	April 30,	October 31,
	2025	2024
Purchased parts and sub–assemblies	$34,993	$35,385
Work–in–process	10,744	13,428
Finished goods	100,704	104,224
Inventories	$146,441	$153,037

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

We recorded total operating lease expense of $1.4 million and $1.5 million for the three months ended April 30, 2025 and 2024, respectively, and $2.7 million and $2.8 million for the six months ended April 30, 2025 and 2024, respectively, which is classified within Cost of sales and service and Selling, general and administrative expenses within the Condensed Consolidated Statements of Operations.  Operating lease expense includes short-term leases and variable lease payments which are immaterial.  There were no lease costs capitalized on the Condensed Consolidated Balance Sheets as of April 30, 2025.

The following table summarizes supplemental cash flow information and non-cash activity related to operating leases for the three and six months ended April 30, 2025 and 2024 (in thousands):

	Three Months Ended April 30,		Six Months Ended April 30,
	2025	2024	2025	2024
Operating cash flow information:
Cash paid for amounts included in the measurement of lease liabilities	$1,323	$1,079	$2,533	$2,298
Non-cash information:
Right-of-use assets obtained in exchange for new operating lease liabilities	$373	$737	$2,282	$2,602

The following table summarizes the maturities of undiscounted cash flows of lease commitments reconciled to the total lease liability as of April 30, 2025 (in thousands):

Remainder of 2025	$2,313
2026	3,737
2027	3,044
2028	1,968
2029	620
2030 and thereafter	750
Total	12,432
Less: Imputed interest	(771)
Present value of operating lease liabilities	$11,661

As of April 30, 2025, the weighted-average remaining term of our lease portfolio was approximately 3.6 years and the weighted-average discount rate was approximately 3.5%.

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

The following table sets forth sales and service fees by product group and services for the three and six months ended April 30, 2025 and 2024 (in thousands):

	Three Months Ended April 30,		Six Months Ended April 30,
	2025	2024	2025	2024
Computerized Machine Tools	$31,656	$35,213	$69,458	$70,985
Computer Control Systems and Software †	657	586	1,313	1,169
Service Parts	6,231	7,211	12,095	13,854
Service Fees	2,323	2,162	4,415	4,223
Total	$40,867	$45,172	$87,281	$90,231

† Amounts shown do not include computer control systems and software sold as an integrated component of computerized machine tools.

10.    GUARANTEES AND PRODUCT WARRANTIES

From time to time, our subsidiaries guarantee third party payment obligations in connection with the sale of machines to customers that use financing. We follow FASB guidance for accounting for guarantees (codified in ASC 460 Guarantees). As of April 30, 2025, we had seven outstanding third party payment guarantees totaling approximately $0.8 million. The terms of these guarantees are consistent with the underlying customer financing terms. Upon shipment of a machine, the customer assumes the risk of ownership. The customer does not obtain title, however, until it has paid for the machine. A retention of title clause allows us to recover the machine if the customer defaults on the financing. We accrue liabilities under these guarantees at fair value, which amounts are insignificant.

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

A reconciliation of the changes in our warranty estimated liability is as follows (in thousands):

	Six Months Ended
	April 30,
	2025	2024
Balance, beginning of period	$1,086	$1,294
Provision for warranties during the period	818	1,165
Charges to the estimated liability	(977)	(1,342)
Impact of foreign currency translation	9	4
Balance, end of period	$936	$1,121

The year-over-year decrease in our warranty estimated liability was primarily due to a lower sales volume of more complex, higher-performance machines.

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

As of April 30, 2025, our existing credit facilities consisted of a €1.5 million revolving credit facility in Germany, the 150 million New Taiwan Dollars Taiwan credit facility, the 32.5 million Chinese Yuan China credit facility, and the $40.0 million revolving credit facility under the 2018 Credit Agreement.

As of April 30, 2025, there were no borrowings under any of our credit facilities and there was approximately $50.8 million of available borrowing capacity thereunder.  There were also no borrowings under any of our credit facilities as of October 31, 2024.

12.  INCOME TAXES

Our provision for income taxes and effective tax rate is affected by the geographic composition of pre-tax income that includes jurisdictions with differing tax rates, conditional reduced tax rates, and other events that are not consistent from period to period, such as changes in income tax laws.

We recorded an income tax expense during the first six months of fiscal 2025 of $2.6 million, compared to an income tax benefit of $0.6 million, for the same period in fiscal 2024. Our effective tax rate for the first six months of fiscal 2025 was (44%), compared to 9% in the corresponding prior year period. The year-over-year change was primarily due to a $3.7 million non-cash valuation allowance recorded on our Italian, U.S. and Chinese deferred tax assets, as well as changes in geographic mix of income and loss that includes jurisdictions with differing tax rates, and discrete items related to unvested stock compensation. Because we have a valuation allowance recorded against our Italian, U.S. and Chinese deferred tax assets, we did not record a tax benefit of $2.4 million for our U.S., Italian and Chinese pre-tax losses for the six months ended April 30, 2025. The valuation allowance recorded during the first six months of fiscal 2025 reflected a full valuation allowance and was recorded based on our conclusion that the deferred tax assets were not more likely than not going to be realized.

Our unrecognized tax benefits were $28,000 as of each of April 30, 2025 and October 31, 2024, and in each case included accrued interest.

We recognize accrued interest and penalties related to unrecognized tax benefits as components of income tax expense. As of April 30, 2025, the gross amount of interest accrued, reported in Accrued expenses, was approximately $8,000, which did not include the U.S. federal tax benefit of interest deductions.

We file U.S. federal and state income tax returns, as well as tax returns in several foreign jurisdictions. The statutes of limitations with respect to unrecognized tax benefits will expire this fiscal year.

Currently, our manufacturing subsidiary in Italy is under tax audit for fiscal year 2021.

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

In accordance with this guidance, the following table represents the fair value hierarchy for our financial assets and liabilities measured at fair value as of April 30, 2025 and October 31, 2024 (in thousands):

	Assets		Liabilities
	April 30, 2025	October 31, 2024	April 30, 2025	October 31, 2024
Level 1
Mutual Funds	$3,002	$2,942	$—	$—

Level 2
Derivatives	$1,112	$323	$1,810	$705

Included in Level 1 assets are mutual fund investments under a nonqualified deferred compensation plan. We estimate the fair value of these investments on a recurring basis using market prices that are readily available.

Included in Level 2 fair value measurements are derivative assets and liabilities related to gains and losses on foreign currency forward exchange contracts entered into with a third party. We estimate the fair value of these derivatives on a recurring basis using foreign currency exchange rates obtained from active markets. Derivative instruments are reported in the accompanying Condensed Consolidated Financial Statements at fair value. We have derivative financial instruments in the form of foreign currency forward exchange contracts as described in Note 3 of Notes to Condensed Consolidated Financial Statements. The U.S. dollar equivalent notional amounts of these contracts were $90.8 million and $85.1 million at April 30, 2025 and October 31, 2024, respectively.

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

In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40), which requires companies to disclose disaggregated information about any relevant expense caption presented on the face of the income statement within continuing operations into the following required natural expense categories, as applicable: (1) purchases of inventory, (2) employee compensation, (3) depreciation, (4) intangible asset amortization, and (5) depreciation, depletion, and amortization recognized as part of oil- and gas-producing activities or other depletion expenses. This update will be effective for our fiscal year 2028 annual reporting. Early adoption is permitted. We are currently assessing the impact this new accounting guidance will have on our consolidated financial statements and disclosures.

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

The market for machine tools is international in scope. We have both significant foreign sales and significant foreign manufacturing operations. During the first six months of fiscal 2025, approximately 50% of our revenues were attributable to customers in Europe, where we typically sell more of our higher-performance, higher-priced VMX series machines. Additionally, approximately 12% of our revenues were attributable to customers in the Asia Pacific region, where we encounter greater pricing pressures. We operate in a cyclical industry where sales and order trends often change periodically and can vary from region to region.  Changes in trade policies, tariffs, and other import/export regulations of the U.S. and other nations did not have a material impact on our financial results for the three and six months ended April 30, 2025. However, we do have sales in, and purchases from, foreign countries that could be negatively impacted by recent or future tariff actions.

Sales and service fees in the first six months of fiscal 2025 decreased by 3%, compared to the same period in fiscal 2024. The decrease in sales occurred primarily in the European region. Orders in the first six months of fiscal 2025 decreased by 11% from the same period in fiscal 2024, reflecting a decrease in orders in the Americas and European regions, partially offset by an increase in orders in Asia Pacific region.

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

RESULTS OF OPERATIONS

Three Months Ended April 30, 2025 Compared to Three Months Ended April 30, 2024

Sales and Service Fees. Sales and service fees for the second quarter of fiscal year 2025 were $40.9 million, a decrease of $4.3 million, or 10%, compared to the corresponding prior year period, and included a favorable currency impact of $0.2 million, or less than 1%, when translating foreign sales to U.S. dollars for financial reporting purposes.

Sales and Service Fees by Geographic Region

The following table sets forth sales and service fees by geographic region for the second fiscal quarter ended April 30, 2025 and 2024 (dollars in thousands):

	Three Months Ended
	April 30,
	2025		2024		$ Change	% Change
Americas	$15,361	38%	$16,947	38%	$(1,586)	(9)%
Europe	21,608	53%	22,720	50%	(1,112)	(5)%
Asia Pacific	3,898	9%	5,505	12%	(1,607)	(29)%
Total	$40,867	100%	$45,172	100%	$(4,305)	(10)%

Sales in the Americas for the second quarter of fiscal year 2025 decreased by 9%, compared to the corresponding period in fiscal year 2024, primarily due to decreased shipments of Hurco and Takumi machines and reduced sales of other original equipment manufacturer (“OEM”) machines by our wholly-owned domestic distributors. The decrease in machine sales was mostly attributable to decreased shipments of Hurco VMX and Takumi bridge mill and horizontal machines.

European sales for the second quarter of fiscal year 2025 decreased by 5%, compared to the corresponding period in fiscal year 2024, and included a favorable currency impact of 1%, when translating foreign sales to U.S. dollars for financial reporting purposes. The decrease in European sales for the second quarter of fiscal year 2025 was primarily attributable to a decreased volume of shipments of higher performance Hurco and Takumi machines in Germany, France, and Italy, as well as decreased volume of shipments of LCM electro-mechanical components and accessories, partially offset by increased shipment of higher performance Hurco machines in the United Kingdom.

Asian Pacific sales for the second quarter of fiscal year 2025 decreased by 29%, compared to the corresponding period in fiscal year 2024, and included an unfavorable currency impact of 1%, when translating foreign sales to U.S. dollars for financial reporting purposes. The decrease in Asian Pacific sales primarily resulted from decreased sales of higher-performance and 5-axis Hurco and Takumi machines in India, partially offset by increased shipment volume of Hurco VM and Takumi bridge mill and horizontal machines in China and Southeast Asia.

Sales and Service Fees by Product Category

The following table sets forth sales and service fees by product group and services for the second quarter ended April 30, 2025 and 2024 (dollars in thousands):

	Three Months Ended
	April 30,
	2025		2024		$ Change	% Change
Computerized Machine Tools	$31,656	77%	$35,213	78%	$(3,557)	(10)%
Computer Control Systems and Software †	657	2%	586	1%	71	12%
Service Parts	6,231	15%	7,211	16%	(980)	(14)%
Service Fees	2,323	6%	2,162	5%	161	7%
Total	$40,867	100%	$45,172	100%	$(4,305)	(10)%

† Amounts shown do not include computer control systems and software sold as an integrated component of computerized machine tools.

Sales of computerized machine tools for the second quarter of fiscal year 2025 decreased by 10%, compared to the corresponding prior year period, primarily due to a decreased volume of shipments of Hurco and Takumi machines in all geographic regions. Sales of computer control systems and software for the second quarter of fiscal year 2025 increased by 12%, compared to the corresponding prior year period, due mainly to increased software sales in the United Kingdom. Sales of service parts for the second quarter of fiscal year 2025 decreased by 14%, compared to the corresponding prior year period, primarily due to decreases in aftermarket service parts sales in Europe. Services fees for the second quarter of fiscal year 2025 increased by 7%, compared to the corresponding prior year period, primarily due to increased aftermarket service fees in Germany and Italy. Sales for all product lines included a favorable currency impact of less than 1% when translating foreign sales to U.S. dollars for financial reporting purposes.

Orders. Orders for the second quarter of fiscal year 2025 were $43.7 million, a decrease of $0.5 million, or 1%, compared to the corresponding period in fiscal year 2024, and included an immaterial favorable currency impact of $0.1 million, or less than 1%, when translating foreign orders to U.S. dollars.

The following table sets forth new orders booked by geographic region for the fiscal quarter ended April 30, 2025 and 2024 (dollars in thousands):

	Three Months Ended
	April 30,
	2025		2024		$ Change	% Change
Americas	$16,945	39%	$17,069	39%	$(124)	(1)%
Europe	21,086	48%	23,873	54%	(2,787)	(12)%
Asia Pacific	5,669	13%	3,250	7%	2,419	74%
Total	$43,700	100%	$44,192	100%	$(492)	(1)%

Orders in the Americas for the second quarter of fiscal year 2025 decreased by 1%, compared to the corresponding period in fiscal year 2024, primarily due to reduced demand for OEM machines sold by our wholly-owned domestic distributors, partially offset by increased customer demand for Milltronics machines.

European orders for the second quarter of fiscal year 2025 decreased by 12%, compared to the corresponding prior year period, and included a favorable currency impact of less than 1%, when translating foreign orders to U.S. dollars. The decrease in orders was driven primarily by decreased customer demand for Hurco and Takumi machines in Germany and the United Kingdom, partially offset by increased customer demand for Hurco machines in Italy and electro-mechanical components and accessories manufactured by LCM.

Asian Pacific orders for the second quarter of fiscal year 2025 increased by 74%, compared to the corresponding prior year period, and included an unfavorable currency impact of 3%, when translating foreign orders to U.S. dollars. The increase in Asian Pacific orders was driven primarily by an increase in customer demand for Hurco and Takumi machines across the Asian Pacific region where our customers are located.

Gross Profit. Gross profit for the second quarter of fiscal year 2025 was $7.8 million, or 19% of sales, compared to $8.0 million, or 18% of sales, for the corresponding prior year period. The year-over-year increase in gross profit as a percentage of sales was primarily due to an increase of European sales contributions to total sales of 3% and lower fixed costs allocated to overhead related to cost savings implemented in the second half of fiscal 2024.

Operating Expenses. Selling, general, and administrative expenses for the second quarter of fiscal year 2025 were $10.9 million, or 27% of sales, compared to $11.5 million, or 25% of sales, in the corresponding fiscal year 2024 period, and included an immaterial unfavorable currency impact of less than $0.1 million, when translating foreign expenses to U.S. dollars for financial reporting purposes.  The year-over-year reduction in selling, general and administrative expenses for the quarter reflected lower levels of discretionary spending, reduced sales commissions, and reduced employee health insurance costs.

Operating Income/Loss. Operating loss for the second quarter of fiscal year 2025 was $3.1 million, compared to $3.4 million for the corresponding period in fiscal year 2024. The change was primarily due to a higher concentration of machines sales in Europe and lower fixed costs allocated to overhead and operating expenses related to cost savings implemented in the second half of 2024, partially offset by the lower volume of sales of vertical milling machines.

Other (Expense) Income, Net. Other expense, net for the second quarter of fiscal year 2025 was $0.6 million compared to $0.5 million for the corresponding period in fiscal year 2024, due mainly to a decrease in income from our equity investment.

Income Taxes. Income tax expense for the second quarter of fiscal year 2025 was $0.5 million, compared to an income tax expense of less than $0.1 million, for the corresponding prior year period. The year-over-year change was primarily due to a $1.3 million non-cash valuation allowance recorded on our Italian, U.S. and Chinese deferred tax assets, as well as changes in geographic mix of income and loss that include jurisdictions with differing tax rates, and discrete items related to unvested stock compensation. Because we have a valuation allowance recorded against our Italian, U.S. and Chinese deferred tax assets, we did not record a tax benefit of $1.3 million for our U.S., Italian and Chinese pre-tax losses for the three months ended April 30, 2025. The valuation allowance recorded during the second quarter of fiscal 2025 reflected a full valuation allowance of the U.S. and Italian deferred tax assets and was recorded after evaluating changes to tax laws, statutory tax rates, and our cumulative three-year income (loss) levels for the U.S. and Italy for the first six months of fiscal year 2025.

Six Months Ended April 30, 2025, Compared to Six Months Ended April 30, 2024

Sales and Service Fees. Sales and service fees for the first six months of fiscal year 2025 were $87.3 million, a decrease of $3.0 million, or 3%, compared to the corresponding prior year period, and included an unfavorable currency impact of $0.2 million, or less than 1%, when translating foreign sales to U.S. dollars for financial reporting purposes.

Sales and Service Fees by Geographic Region

The following table sets forth sales and service fees by geographic region for the six months ended April 30, 2025 and 2024 (dollars in thousands):

	Six Months Ended
	April 30,
	2025		2024		$ Change	% Change
Americas	$33,469	38%	$33,597	37%	$(128)	0%
Europe	43,222	50%	45,470	51%	(2,248)	(5)%
Asia Pacific	10,590	12%	11,164	12%	(574)	(5)%
Total	$87,281	100%	$90,231	100%	$(2,950)	(3)%

Sales in the Americas for the first six months of fiscal year 2025 decreased by less than 1%, compared to the corresponding period in fiscal year 2024, primarily due to decreased shipments of Hurco and Takumi machines and reduced sales of OEM machines by our wholly-owned domestic distributors. The decrease in machine sales was mostly attributable to decreased shipments of Hurco VMX and Takumi bridge mill and horizontal machines.

European sales for the first six months of fiscal year 2025 decreased by 5%, compared to the corresponding period in fiscal year 2024, and included an unfavorable currency impact of less than 1%, when translating foreign sales to U.S. dollars for financial reporting purposes. The decrease in European sales for the first six months of fiscal year 2025 was primarily attributable to a decreased volume of shipments of Hurco and Takumi machines in Germany, France, and Italy, as well as a decreased volume of shipments of LCM electro-mechanical components and accessories, partially offset by increased shipments of higher performance Hurco machines in the United Kingdom.

Asian Pacific sales for the first six months of fiscal year 2025 decreased by 5%, compared to the corresponding period in fiscal year 2024, and included an unfavorable currency impact of 2%, when translating foreign sales to U.S. dollars for financial reporting purposes. The decrease in Asian Pacific sales primarily resulted from decreased sales of higher-performance and 5-axis Hurco and Takumi machines in India, partially offset by increased shipment volume of Hurco VM and Takumi bridge mill and horizontal machines in China and Southeast Asia.

Sales and Service Fees by Product Category

The following table sets forth sales and service fees by product group and services for the six months ended April 30, 2025 and 2024 (dollars in thousands):

	Six Months Ended
	April 30,
	2025		2024		$ Change	% Change
Computerized Machine Tools	$69,458	80%	$70,985	79%	$(1,527)	(2)%
Computer Control Systems and Software †	1,313	1%	1,169	1%	144	12%
Service Parts	12,095	14%	13,854	15%	(1,759)	(13)%
Service Fees	4,415	5%	4,223	5%	192	5%
Total	$87,281	100%	$90,231	100%	$(2,950)	(3)%

† Amounts shown do not include computer control systems and software sold as an integrated component of computerized machine tools.

Sales of computerized machine tools for the first six months of fiscal year 2025 decreased by 2%, compared to the corresponding prior year period, primarily due to a decreased volume of shipments of Hurco and Takumi machines in all geographic regions. Sales of computer control systems and software for the first six months of fiscal year 2025 increased by 12%, compared to the corresponding prior year period, due mainly to increased software sales in the United Kingdom. Sales of service parts for the first six months of fiscal year 2025 decreased by 13%, compared to the corresponding prior year period, primarily due to decreases in aftermarket service parts sales in the Americas and Europe. Services fees for the first six months of fiscal year 2025 increased by 5%, compared to the corresponding prior year period, primarily due to increased aftermarket service fees in the Americas, Germany, and France. Sales for all product lines included an unfavorable currency impact of less than 1% when translating foreign sales to U.S. dollars for financial reporting purposes.

Orders. Orders for the first six months of fiscal year 2025 were $83.8 million, a decrease of $10.6 million, or 11%, compared to the corresponding period in fiscal year 2024, and included an unfavorable currency impact of $0.3 million, or less than 1%, when translating foreign orders to U.S. dollars.

The following table sets forth new orders booked by geographic region for the six months ended April 30, 2025, and 2024 (dollars in thousands):

	Six Months Ended
	April 30,
	2025		2024		$ Change	% Change
Americas	$31,588	38%	$37,865	40%	$(6,277)	(17)%
Europe	40,456	48%	47,408	50%	(6,952)	(15)%
Asia Pacific	11,741	14%	9,137	10%	2,604	28%
Total	$83,785	100%	$94,410	100%	$(10,625)	(11)%

Orders in the Americas for the first six months of fiscal year 2025 decreased by 17%, compared to the corresponding period in fiscal year 2024, primarily due to decreased customer demand for Hurco and Takumi machines and reduced demand for OEM machines sold by our wholly-owned domestic distributors, partially offset by increased customer demand for Milltronics machines.

European orders for the first six months of fiscal year 2025 decreased by 15%, compared to the corresponding prior year period, and included an unfavorable currency impact of less than 1%, when translating foreign orders to U.S. dollars. The year-over-year decrease was primarily due to decreased customer demand for Hurco machines in Germany, the United Kingdom, and France, and decreased customer demand for electro-mechanical components and accessories manufactured by LCM, partially offset by increased customer demand for Hurco machines in Italy.

Asian Pacific orders for the first six months of fiscal year 2025 increased by 28%, compared to the corresponding prior year period, and included an unfavorable currency impact of 2%, when translating foreign orders to U.S. dollars. The increase in Asian Pacific orders was driven primarily by increased customer demand for Hurco and Takumi machines across the Asian Pacific region where our customers are located.

Gross Profit. Gross profit for the first six months of fiscal year 2025 was $16.1 million, or 18% of sales, compared to $17.7 million, or 20% of sales, for the corresponding prior year period. The year-over-year decrease in gross profit as a percentage of sales was primarily due to the lower volume of sales of vertical milling machines in the Americas and Europe where we typically sell more of our higher-performance VMX series machines and lathes.

Operating Expenses. Selling, general, and administrative expenses for the first six months of fiscal year 2025 were $21.3 million, or 24% of sales, compared to $23.0 million, or 25% of sales, in the corresponding fiscal year 2024 period, and included an immaterial favorable currency impact of less than $0.1 million, when translating foreign expenses to U.S. dollars for financial reporting purposes.  The year-over-year reduction in selling, general and administrative expenses for the first six months of fiscal year 2025 reflected lower levels of discretionary spending, reduced sales commissions, and reduced employee health insurance costs.

Operating Income/Loss. Operating loss for the first six months of fiscal year 2025 was $5.2 million, compared to $5.3 million for the corresponding period in fiscal year 2024. The change was primarily due to lower fixed costs allocated to overhead and operating expenses related to cost savings implemented in the second half of fiscal 2024, partially offset by the lower volume of sales of vertical milling machines.

Other (Expense) Income, Net. Other expense, net for the first six months of fiscal year 2025 was $1.0 million compared to $1.0 million for the corresponding period in fiscal year 2024.

Income Taxes. Income tax expense for the first six months of fiscal year 2025 was $2.6 million, compared to an income tax benefit of $0.6 million, for the corresponding prior year period. The year-over-year change was primarily due to a $3.7 million non-cash valuation allowance recorded on our Italian, U.S. and Chinese deferred tax assets, as well as changes in geographic mix of income and loss that includes jurisdictions with differing tax rates and discrete items related to unvested stock compensation. Because we have a valuation allowance recorded against our Italian, U.S. and Chinese deferred tax assets, we did not record a tax benefit of $2.4 million for our U.S., Italian and Chinese pre-tax losses for the six months ended April 30, 2025. The valuation allowance recorded during the first six months of fiscal 2025 reflected a full valuation allowance of the U.S. and Italian deferred tax assets and was recorded after evaluating changes to tax laws, statutory tax rates, and our cumulative three-year income (loss) levels for the U.S. and Italy for the first six months of fiscal year 2025.

LIQUIDITY AND CAPITAL RESOURCES

At April 30, 2025, we had cash and cash equivalents of $43.8 million, compared to $33.3 million at October 31, 2024. Approximately 27% of the $43.8 million of cash and cash equivalents was denominated in U.S. dollars. The balance was attributable to our foreign operations and is held in the local currencies of our various foreign entities, subject to fluctuations in currency exchange rates. We do not believe that the indefinite reinvestment of these funds offshore impairs our ability to meet our domestic working capital needs.

Working capital was $175.9 million at April 30, 2025, compared to $180.8 million at October 31, 2024. The decrease in working capital was primarily driven by decreases in inventories and accounts receivable, net, partially offset by an increase in cash and cash equivalents.

Capital expenditures of $1.4 million during the first six months of fiscal year 2025 were primarily for software development costs and capital improvements in existing facilities. We funded these expenditures with cash on hand.

On January 6, 2023, we announced a share repurchase program in an aggregate amount of up to $25.0 million. Repurchases under the program may be made in the open market or through privately negotiated transactions from time to time, subject to applicable laws, regulations, and contractual provisions. On September 25, 2024, we announced an extension of the term of this $25.0 million repurchase program from November 10, 2024 to November 10, 2026. The program may be amended, suspended, or discontinued at any time and does not commit us to repurchase any shares of our common stock. We did not repurchase any shares during the first six months of fiscal 2025. As of April 30, 2025, $21.7 million remained available under the program.

On June 14, 2024, we announced a temporary suspension of our regular quarterly cash dividend as we seek to enhance our financial flexibility and improve our ability to manage market volatility while focusing on strengthening our balance sheet, reinvesting in our core business and research and development related to emerging technologies, and returning value to shareholders via the appropriate channels in both the near and long-term.  Future dividends are subject to approval of our Board of Directors and will depend upon many factors, including our results of operations, financial condition, capital requirements, regulatory and contractual restrictions, our business strategy, and other factors deemed relevant by our Board of Directors from time to time.

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

As of April 30, 2025, our existing credit facilities consisted of a €1.5 million revolving credit facility in Germany, the 150 million New Taiwan Dollars Taiwan credit facility, the 32.5 million Chinese Yuan China credit facility and the $40.0 million revolving credit facility under the 2018 Credit Agreement. We had no debt or borrowings under any of our credit facilities at April 30, 2025.

At April 30, 2025, we had an aggregate of approximately $50.8 million available for borrowing under our credit facilities and were in compliance with all covenants relating thereto.

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

CRITICAL ACCOUNTING ESTIMATES

Our MD&A is based upon our condensed consolidated financial statements, which have been prepared in accordance with U.S. Generally Accepted Accounting Principles. The preparation of financial statements in conformity with those accounting principles requires us to make judgments and estimates that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Those judgments and estimates have a significant effect on the financial statements because they result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Actual results could differ from those estimates. Our critical accounting estimates, which are described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2024, are frequently evaluated as our judgment and estimates are based upon historical experience and on various other assumptions that we believe to be reasonable under the circumstances. During the first six months of fiscal year 2025, there were no material changes to our critical accounting estimates as described in the MD&A included in our Annual Report on Form 10-K for the year ended October 31, 2024.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

There have been no material changes related to our contractual obligations and commitments from the information provided in our Annual Report on Form 10-K for the fiscal year ended October 31, 2024.

OFF BALANCE SHEET ARRANGEMENTS

From time to time, our subsidiaries guarantee third party payment obligations in connection with the sale of machines to customers that use financing. We follow FASB guidance for accounting for guarantees (codified in ASC 460). As of April 30, 2025, we had seven outstanding third party payment guarantees totaling approximately $0.8 million. The terms of these guarantees are consistent with the underlying customer financing terms. Upon shipment of a machine, the customer assumes the risk of ownership. The customer does not obtain title, however, until the customer has paid for the machine. A retention of title clause allows us to recover the machine if the customer defaults on the financing. We accrue liabilities under these guarantees at fair value, which amounts are insignificant.

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

We discuss these and other important risks and uncertainties that may affect our future operations in Part I, Item 1A – Risk Factors in our most recent Annual Report on Form 10K and may update that discussion in Part II, Item 1A – Risk Factors in this report or in a Quarterly Report on Form 10 Q we file hereafter.

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

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Interest on borrowings under our bank credit agreements are tied to prevailing domestic and foreign interest rates. At April 30, 2025, we had no borrowings outstanding under any of our credit facilities.

Foreign Currency Exchange Risk

In the first six months of fiscal year 2025, we derived approximately 62% of our revenues from customers located outside of the Americas, where we invoiced and received payments in several foreign currencies. All of our computerized machine tools and computer control systems, as well as certain proprietary service parts, are sourced by our U.S.-based engineering and manufacturing division and re-invoiced to our foreign sales and service subsidiaries, primarily in their functional currencies.

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

Forward contracts for the sale or purchase of foreign currencies as of April 30, 2025, which are designated as cash flow hedges under FASB guidance related to accounting for derivative instruments and hedging activities, were as follows (in thousands, except weighted average forward rates):

				Contract Amount at
	Notional	Weighted		Forward Rates in
	Amount	Avg.		U.S. Dollars
Forward	in Foreign	Forward		Contract	April 30,
Contracts	Currency	Rate		Date	2025	Maturity Dates
Sale Contracts:
Euro	6,000	1.0917		6,550	6,867	May 2025 - Apr 2026
Sterling	3,150	1.2745		4,015	4,200	May 2025 - Apr 2026

Purchase Contracts:
New Taiwan Dollar	470,000	31.3450	*	14,994	15,006	May 2025 - Apr 2026

* New Taiwan Dollars per U.S. dollar

Forward contracts for the sale or purchase of foreign currencies as of April 30, 2025, which were entered into to protect against the effects of foreign currency fluctuations on receivables and payables denominated in foreign currencies and are not designated as hedges under FASB guidance, were as follows (in thousands, except weighted average forward rates):

				Contract Amount at
	Notional	Weighted		Forward Rates in
	Amount	Avg.		U.S. Dollars
Forward	in Foreign	Forward		Contract	April 30,
Contracts	Currency	Rate		Date	2025	Maturity Dates
Sale Contracts:
Euro	15,793	1.0837		17,115	18,097	May 2025 - Dec 2025

Purchase Contracts:
New Taiwan Dollar	1,442,229	32.2095	*	44,776	45,691	May 2025 - Oct 2025

* New Taiwan Dollars per U.S. dollar

We are also exposed to foreign currency exchange risk related to our investment in net assets in foreign countries. To manage this risk, we have maintained a forward contract with a notional amount of €3.0 million. We designated this forward contract as a hedge of our net investment in Euro-denominated assets. We selected the forward method under FASB guidance related to the accounting for derivative instruments and hedging activities. The forward method requires all changes in the fair value of the contract to be reported as a cumulative translation adjustment in Accumulated other comprehensive loss, net of tax, in the same manner as the underlying hedged net assets. This forward contract matures in November 2025. As of April 30, 2025, we had a realized gain of $1.2 million and an unrealized loss of $0.1 million, net of tax, recorded as cumulative translation adjustments in Accumulated other comprehensive loss related to the hedging of our net investment in Euro-denominated assets. Forward contracts for the sale or purchase of foreign currencies as of April 30, 2025, which are designated as net investment hedges under this guidance, were as follows (in thousands, except weighted average forward rates):

	Notional	Weighted	Contract Amount at Forward Rates in
	Amount	Avg.	U.S. Dollars
Forward	in Foreign	Forward	Contract	April 30,	Maturity
Contracts	Currency	Rate	Date	2025	Date
Sale Contracts:
Euro	3,000	1.1005	3,302	3,441	Nov 2025

Item 4.    CONTROLS AND PROCEDURES

We conducted an evaluation under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2025, pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of the evaluation date.

There were no changes in our internal control over financial reporting during the three months ended April 30, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.    RISK FACTORS

Except as set forth below, there have been no material changes from the risk factors disclosed in Part I, Item 1A – Risk Factors in our Annual Report on Form 10-K for the year ended October 31, 2024. The following new risk factor is added:

Changes in U.S. trade policy, including the imposition of tariffs and the resulting consequences, may have a material adverse impact on our business, financial condition, and results of operations.

The U.S. government has adopted new approaches to trade policy, and in some cases may renegotiate, or potentially terminate, certain existing bilateral or multi-lateral trade agreements. The U.S. government has also imposed tariffs on most foreign goods and has raised the possibility of imposing significant tariff increases or expanding the tariffs to capture other countries and types of goods. Tariffs on imports from nations from whom we procure products or materials and components used in our manufacturing process could increase our operating costs and/or require us to incur significant costs to transition to alternative manufacturers or suppliers. Future tariff increases, expanding the tariffs to cover other countries or other changes in U.S. trade policy could exacerbate these challenges.

In addition, in response to these tariffs, other countries have threatened, announced or implemented retaliatory tariffs on U.S. goods. Political tensions and uncertainty as a result of trade policies and ongoing judicial challenges to such policies could reduce trade volume, investment, technological exchange, and other economic activities between major international economies, resulting in a material adverse effect on global economic conditions and the stability of global financial markets, which could in turn have a material adverse impact on our business, financial condition and results of operations.

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not repurchase any shares of our common stock in the second quarter of fiscal 2025.

Item 5.    OTHER INFORMATION

During the period covered by this report, the Audit Committee of our Board of Directors engaged our independent registered public accounting firm to perform non-audit, tax planning services. This disclosure is made pursuant to Section 10A(i)(2) of the Exchange Act, as added by Section 202 of the Sarbanes-Oxley Act of 2002.

During the three months ended April 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any non-Rule 10b5-1 trading arrangement (as defined in the Securities and Exchange Commission’s rules).

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

10.1

Hurco Companies, Inc. 2016 Equity Incentive Plan, as amended and restated as of March 10, 2022, and as further amended March 13, 2025 (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 filed on March 13, 2025).

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

101

The following information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2025, formatted in Inline XBRL: (i) Condensed Consolidated Statements of Operations; (ii) Condensed Consolidated Statements of Comprehensive Income (Loss); (iii) Condensed Consolidated Balance Sheets; (iv) Condensed Consolidated Statements of Cash Flows; (v) Condensed Consolidated Statements of Changes in Shareholders’ Equity; (vi) Notes to Condensed Consolidated Financial Statements; and (vii) information regarding trading arrangements set forth in Part II, Item 5.

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
June 6, 2025