Form 10-Q
period 2025-07-31
HURCO COMPANIES INC
filed 2025-09-05
CIK 315374

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

⌧   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended July 31, 2025 or

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

The number of shares of the Registrant’s common stock outstanding as of August 31, 2025 was 6,402,396.

HURCO COMPANIES, INC.

Form 10-Q Quarterly Report for Fiscal Quarter Ended July 31, 2025

PART I - FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

HURCO COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2025	2024	2025	2024

	(unaudited)		(unaudited)
Sales and service fees	$45,806	$42,651	$133,087	$132,882

Cost of sales and service	36,694	34,808	107,856	107,325

Gross profit	9,112	7,843	25,231	25,557

Selling, general and administrative expenses	10,762	10,376	32,041	33,352

Operating (loss) income	(1,650)	(2,533)	(6,810)	(7,795)

Interest expense	4	159	66	426

Interest income	58	172	239	492

Investment income, net	13	59	186	126

Other (expense) income, net	(1,543)	(136)	(2,499)	(1,125)

(Loss) income before income taxes	(3,126)	(2,597)	(8,950)	(8,728)

Provision (benefit) for income taxes	567	6,999	3,126	6,438

Net (loss) income	$(3,693)	$(9,596)	$(12,076)	$(15,166)

(Loss) income per common share

Basic	$(0.58)	$(1.47)	$(1.87)	$(2.33)
Diluted	$(0.58)	$(1.47)	$(1.87)	$(2.33)

Weighted average common shares outstanding

Basic	6,463	6,513	6,474	6,505
Diluted	6,463	6,513	6,474	6,505

Dividends paid per share	$—	$—	$—	$0.32

The accompanying notes are an integral part of the condensed consolidated financial statements.

HURCO COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2025	2024	2025	2024

	(unaudited)		(unaudited)
Net (loss) income	$(3,693)	$(9,596)	$(12,076)	$(15,166)

Other comprehensive (loss) income:

Translation (loss) gain of foreign currency financial statements	5,462	1,085	8,129	1,601

(Gain) / loss on derivative instruments reclassified into operations, net of tax (expense)/ benefit of $91, $112, $333 and $297, respectively	304	373	1,111	992

Gain / (loss) on derivative instruments, net of tax expense (benefit) of $163, ($74), $11 and ($261), respectively	544	(248)	37	(870)

Total other comprehensive (loss) income	6,310	1,210	9,277	1,723

Comprehensive (loss) income	$2,617	$(8,386)	$(2,799)	$(13,443)

The accompanying notes are an integral part of the condensed consolidated financial statements.

HURCO COMPANIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	July 31,	October 31,
	2025	2024
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$44,494	$33,330
Accounts receivable, net	27,645	36,678
Inventories	147,538	153,037
Derivative assets	2,782	323
Prepaid and other assets	5,835	5,209
Total current assets	228,294	228,577
Property and equipment:
Land	1,046	1,046
Building	7,381	7,381
Machinery and equipment	26,919	28,106
Leasehold improvements	4,644	4,667
	39,990	41,200
Less accumulated depreciation and amortization	(31,671)	(32,404)
Total property and equipment, net	8,319	8,796
Non–current assets:
Software development costs, less accumulated amortization	7,684	7,044
Intangible assets, net	663	763
Operating lease - right of use assets, net	11,929	11,313
Deferred income taxes	641	1,349
Investments	8,821	8,216
Other assets	2,737	2,585
Total non–current assets	32,475	31,270
Total assets	$269,088	$268,643
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$27,343	$24,951
Customer deposits	4,453	4,308
Derivative liabilities	2,038	705
Operating lease liabilities	4,190	3,829
Accrued payroll and employee benefits	6,819	7,786
Accrued income taxes	1,622	866
Accrued expenses	4,113	4,258
Accrued warranty expenses	961	1,086
Total current liabilities	51,539	47,789
Non–current liabilities:
Deferred income taxes	47	53
Accrued tax liability	29	537
Operating lease liabilities	8,116	7,852
Deferred credits and other	5,685	5,240
Total non–current liabilities	13,877	13,682
Commitment and contingencies	—	—
Shareholders’ equity:
Preferred stock: no par value per share, 1,000,000 shares authorized; no shares issued	—	—
Common stock: no par value, $.10 stated value per share, 12,500,000 shares authorized; 6,569,682 and 6,548,838 shares issued and 6,402,396 and 6,435,624 shares outstanding, as of July 31, 2025 and October 31, 2024, respectively	640	644
Additional paid-in capital	60,781	61,500
Retained earnings	149,346	161,422
Accumulated other comprehensive loss	(7,095)	(16,394)
Total shareholders’ equity	203,672	207,172
Total liabilities and shareholders’ equity	$269,088	$268,643

The accompanying notes are an integral part of the condensed consolidated financial statements.

HURCO COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2025	2024	2025	2024

	(unaudited)		(unaudited)
Cash flows from operating activities:
Net (loss) income	$(3,693)	$(9,596)	$(12,076)	$(15,166)
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Provision for doubtful accounts	(125)	20	(134)	(40)
Deferred income taxes	(1,623)	(3,395)	(4,000)	(3,536)
Deferred income tax valuation allowances	1,639	8,158	5,294	8,158
Equity in loss (income) of affiliates	179	(181)	48	(268)
Foreign currency (gain) loss	3,099	(571)	2,552	(1,177)
Unrealized (gain) loss on derivatives	(813)	(418)	(914)	821
Depreciation and amortization	642	888	2,000	2,678
Stock–based compensation	578	269	1,629	1,080
Change in assets and liabilities:
(Increase) decrease in accounts receivable	(1,638)	2,141	9,754	15,377
(Increase) decrease in inventories	1,467	1,386	11,099	(2,357)
(Increase) decrease in prepaid expenses	185	1,344	(1,182)	(1,068)
Increase (decrease) in accounts payable	2,489	(524)	1,104	(2,860)
Increase (decrease) in customer deposits	820	1,049	80	1,442
Increase (decrease) in accrued expenses	(288)	(484)	(461)	(3)
Increase (decrease) in accrued payroll and employee benefits	(145)	393	(967)	(1,865)
Increase (decrease) in accrued income tax	(244)	(365)	726	(909)
Increase (decrease) in accrued tax liability	—	4	(508)	(591)
Net change in deferred tax assets and liabilities	47	(46)	172	(57)
Net change in derivative assets and liabilities	171	(527)	(63)	(633)
Other	(209)	(167)	(281)	(338)
Net cash provided by (used for) operating activities	2,538	(622)	13,872	(1,312)

Cash flows from investing activities:
Proceeds from sale of property and equipment	69	1	245	26
Purchase of property and equipment	(470)	(219)	(871)	(793)
Software development costs	(462)	(516)	(1,417)	(1,253)
Other investments	118	—	118	117
Net cash provided by (used for) investing activities	(745)	(734)	(1,925)	(1,903)

Cash flows from financing activities:
Dividends paid	—	—	—	(2,093)
Stock repurchases	(2,000)	(508)	(2,000)	(508)
Taxes paid related to net settlement of restricted shares	—	—	(352)	(315)
Net cash provided by (used for) financing activities	(2,000)	(508)	(2,352)	(2,916)

Effect of exchange rate changes on cash and cash equivalents	894	376	1,569	401

Net increase (decrease) in cash and cash equivalents	687	(1,488)	11,164	(5,730)

Cash and cash equivalents at beginning of period	43,807	37,542	33,330	41,784

Cash and cash equivalents at end of period	$44,494	$36,054	$44,494	$36,054

The accompanying notes are an integral part of the condensed consolidated financial statements.

HURCO COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands, except shares outstanding)

	Three Months Ended July 31, 2025 and 2024
	(unaudited)
								Accumulated
	Common Stock			Additional				Other
	Shares			Paid–in		Retained		Comprehensive
(unaudited)	Outstanding	Amount		Capital		Earnings		Income (Loss)	Total
Balances, April 30, 2024	6,523,259		$652		$62,155		$172,461	$(19,691)	$215,577
Net income (loss)	—		—		—		(9,596)	—	(9,596)
Other comprehensive income (loss)	—		—		—		—	1,210	1,210
Deferred income tax valuation allowances	—		—		—		—	(327)	(327)
Stock–based compensation expense, net of taxes withheld for vested restricted shares	—		—		269		—	—	269
Stock repurchases	(29,413)		(3)		(505)		—	—	(508)
Balances, July 31, 2024	6,493,846		$649		$61,919		$162,865	$(18,808)	$206,625

Balances, April 30, 2025	6,506,868		$651		$62,192		$153,039	$(13,602)	$202,280
Net income (loss)	—	0	—	0	—	0	(3,693)	—	(3,693)
Other comprehensive income (loss)	—	0	—	0	—	0	—	6,310	6,310
Deferred income tax valuation allowances	—	0	—	0	—	0	—	197	197
Stock–based compensation expense, net of taxes withheld for vested restricted shares	—	0	—	0	578	0	—	—	578
Stock repurchases	(104,472)	0	(11)	0	(1,989)	0	—	—	(2,000)
Balances, July 31, 2025	6,402,396		$640		$60,781		$149,346	$(7,095)	$203,672

	Nine Months Ended July 31, 2025 and 2024
	(unaudited)
					Accumulated
	Common Stock		Additional		Other
	Shares		Paid–in	Retained	Comprehensive
	Outstanding	Amount	Capital	Earnings	Income (Loss)	Total
Balances, October 31, 2023	6,462,138	$646	$61,665	$180,124	$(20,204)	$222,231
Net income (loss)	—	—	—	(15,166)	—	(15,166)
Other comprehensive income (loss)	—	—	—	—	1,723	1,723
Deferred income tax valuation allowances	—	—	—	—	(327)	(327)
Stock–based compensation expense, net of taxes withheld for vested restricted shares	61,121	6	759	—	—	765
Stock repurchases	(29,413)	(3)	(505)	—	—	(508)
Dividends paid	—	—	—	(2,093)	—	(2,093)
Balances, July 31, 2024	6,493,846	$649	$61,919	$162,865	$(18,808)	$206,625

Balances, October 31, 2024	6,435,624	$644	$61,500	$161,422	$(16,394)	$207,172
Net income (loss)	—	—	—	(12,076)	—	(12,076)
Other comprehensive income (loss)	—	—	—	—	9,277	9,277
Deferred income tax valuation allowances	—	—	—	—	22	22
Stock–based compensation expense, net of taxes withheld for vested restricted shares	71,244	7	1,270	—	—	1,277
Stock repurchases	(104,472)	(11)	(1,989)	—	—	(2,000)
Balances, July 31, 2025	6,402,396	$640	$60,781	$149,346	$(7,095)	$203,672

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

The condensed consolidated financial information as of July 31, 2025 and for the three and nine months ended July 31, 2025, and July 31, 2024 is unaudited.  However, in our opinion, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary to present fairly our consolidated financial position, results of operations, changes in shareholders’ equity and cash flows for and at the end of the interim periods.  We suggest that you read these Condensed Consolidated Financial Statements in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended October 31, 2024.

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

We had forward contracts outstanding as of July 31, 2025, denominated in Euros, Pounds Sterling, and New Taiwan Dollars with set maturity dates ranging from August 2025 through July 2026. The contract amounts, expressed at forward rates in U.S. dollars at July 31, 2025, were $5.8 million for Euros, $3.9 million for Pounds Sterling, and $16.6 million for New Taiwan Dollars. At July 31, 2025, we had an immaterial amount of realized gain, net of tax, related to cash flow hedges deferred in Accumulated other comprehensive loss. Included in this amount was $0.1 million of unrealized gain, net of tax, related to cash flow hedge instruments that remain subject to currency fluctuation risk. The majority of these deferred gains will be recorded as an adjustment to Cost of sales and service in periods through August 2026, when the corresponding inventory that is the subject of the related hedge contracts is sold, as described above.

We are also exposed to foreign currency exchange risk related to our investment in net assets in foreign countries. To manage this risk, we entered into a forward contract with a notional amount of €3.0 million in November 2024. We designated this forward contract as a hedge of our net investment in Euro denominated assets. We selected the forward method under FASB guidance related to the accounting for derivative instruments and hedging activities. The forward method requires all changes in the fair value of the contract to be reported as a cumulative translation adjustment in Accumulated other comprehensive loss, net of tax, in the same manner as the underlying hedged net assets. This forward contract matures in November 2025. As of July 31, 2025, we had a realized gain of $1.2 million and an unrealized loss of $0.1 million, net of tax, recorded as cumulative translation adjustments in Accumulated other comprehensive loss related to this forward contract.

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

We had forward contracts outstanding as of July 31, 2025, denominated in Euros, Pounds Sterling, and New Taiwan Dollars with set maturity dates ranging from August 2025 through March 2026.  The contract amounts, expressed at forward rates in U.S. dollars at July 31, 2025, totaled $63.0 million.

Fair Value of Derivative Instruments

We recognize the fair value of derivative instruments as assets and liabilities on a gross basis on our Condensed Consolidated Balance Sheets. As of July 31, 2025 and October 31, 2024, all derivative instruments were recorded at fair value on our Condensed Consolidated Balance Sheets as follows (in thousands):

	July 31, 2025		October 31, 2024
	Balance Sheet	Fair	Balance Sheet	Fair
Derivatives	Location	Value	Location	Value
Designated as Hedging Instruments:
Foreign exchange forward contracts	Derivative assets	$612	Derivative assets	$165
Foreign exchange forward contracts	Derivative liabilities	$669	Derivative liabilities	$430

Not Designated as Hedging Instruments:
Foreign exchange forward contracts	Derivative assets	$2,170	Derivative assets	$158
Foreign exchange forward contracts	Derivative liabilities	$1,369	Derivative liabilities	$275

Effect of Derivative Instruments on the Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Changes in Shareholders’ Equity and Condensed Consolidated Statements of Operations

Derivative instruments had the following effects on our Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Changes in Shareholders’ Equity, and Condensed Consolidated Statements of Operations, net of tax, during the three months ended July 31, 2025 and 2024 (in thousands):

			Location of Gain	Amount of Gain
	Amount of Gain (Loss)		(Loss) Reclassified	(Loss) Reclassified
	Recognized in Other		from Other	from Other
	Comprehensive		Comprehensive	Comprehensive
Derivatives	Income (Loss)		Income (Loss)	Income (Loss)
	Three Months Ended			Three Months Ended
	July 31,			July 31,
	2025	2024		2025	2024
Designated as Hedging Instruments:
(Effective portion)
Foreign exchange forward contracts – Intercompany sales/purchases	$544	$(248)	Cost of sales and service	$(304)	$(373)
Foreign exchange forward contract – Net investment	$(5)	$(20)

We did not recognize any gains or losses as a result of hedges deemed ineffective for either of the three months ended July 31, 2025 or 2024. We recognized the following gains and losses in our Condensed Consolidated Statements of Operations during the three months ended July 31, 2025 and 2024 on derivative instruments not designated as hedging instruments (in thousands):

	Location of Gain
	(Loss) Recognized	Amount of Gain (Loss)
Derivatives	in Operations	Recognized in Operations
		Three Months Ended
		July 31,
		2025	2024
Not Designated as Hedging Instruments:
Foreign exchange forward contracts	Other (expense) income, net	$2,395	$(632)

The following table presents the changes in the components of Accumulated other comprehensive loss, net of tax, for the three months ended July 31, 2025 (in thousands):

	Foreign Currency	Cash Flow
	Translation	Hedges	Total
Balance, April 30, 2025	$(11,844)	$(1,758)	$(13,602)
Other comprehensive income (loss) before reclassifications	5,462	544	6,006
Reclassifications	—	304	304
Deferred income tax valuation allowances	—	197	197
Balance, July 31, 2025	$(6,382)	$(713)	$(7,095)

Derivative instruments had the following effects on our Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Changes in Shareholders’ Equity, and Condensed Consolidated Statements of Operations, net of tax, during the nine months ended July 31, 2025 and 2024 (in thousands):

			Location of Gain	Amount of Gain
	Amount of Gain (Loss)		(Loss) Reclassified	(Loss) Reclassified
	Recognized in Other		from Other	from Other
	Comprehensive		Comprehensive	Comprehensive
	Income (Loss)		Income (Loss)	Income (Loss)
	Nine Months Ended			Nine Months Ended
	July 31,			July 31,
Derivatives	2025	2024		2025	2024
Designated as Hedging Instruments:
(Effective Portion)
Foreign exchange forward contracts – Intercompany sales/purchases	$37	$(870)	Cost of sales and service	$(1,111)	$(992)
Foreign exchange forward contract – Net investment	$(101)	$(29)

We did not recognize any gains or losses as a result of hedges deemed ineffective for either of the nine months ended July 31, 2025 or 2024. We recognized the following gains and losses in our Condensed Consolidated Statements of Operations during the nine months ended July 31, 2025 and 2024 on derivative instruments not designated as hedging instruments (in thousands):

	Location of Gain
	(Loss) Recognized	Amount of Gain (Loss)
Derivatives	in Operations	Recognized in Operations
		Nine Months Ended
		July 31,
Derivatives		2025	2024
Not Designated as Hedging Instruments:
Foreign exchange forward contracts	Other (expense) income, net	$618	$(2,042)

The following table presents the changes in the components of Accumulated other comprehensive loss, net of tax, for the nine months ended July 31, 2025 (in thousands):

	Foreign	Cash
	Currency	Flow
	Translation	Hedges	Total
Balance, October 31, 2024	$(14,511)	$(1,883)	$(16,394)
Other comprehensive income (loss) before reclassifications	8,129	37	8,166
Reclassifications	—	1,111	1,111
Deferred income tax valuation allowances	—	22	22
Balance, July 31, 2025	$(6,382)	$(713)	$(7,095)

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

A reconciliation of our restricted stock and PSU activity and related information for the nine-month period ended July 31, 2025 is as follows:

		Weighted Average Grant
	Number of Shares	Date Fair Value
Unvested at October 31, 2024	378,092	$24.97
Shares or units granted	210,325	19.41
Shares or units vested	(71,244)	25.80
Shares or units cancelled	(42,472)	31.06
Shares withheld	(17,748)	28.51
Unvested at July 31, 2025	456,953	$21.58

During the nine months of fiscal 2025 and 2024, we recorded approximately $1.6 million and $1.1 million, respectively, of stock-based compensation expense related to grants under the 2016 Equity Plan. As of July 31, 2025, there was an estimated $3.5 million of total unrecognized stock-based compensation cost that we expect to recognize by the end of the first quarter of fiscal year 2028.

5.    EARNINGS (LOSS) PER SHARE

Per share results have been computed based on the average number of common shares outstanding over the period in question.  The computation of basic and diluted net income (loss) per share is determined using net income (loss) applicable to common shareholders as the numerator and the number of shares outstanding as the denominator as follows (in thousands, except per share amounts):

	Three Months Ended				Nine Months Ended
	July 31,				July 31,
	2025		2024		2025		2024
	Basic	Diluted	Basic	Diluted	Basic	Diluted	Basic	Diluted
Net (loss) income	$(3,693)	$(3,693)	$(9,596)	$(9,596)	$(12,076)	$(12,076)	$(15,166)	$(15,166)
Undistributed earnings allocated to participating shares	—	—	—	—	—	—	—	—
Net (loss) income applicable to common shareholders	$(3,693)	$(3,693)	$(9,596)	$(9,596)	$(12,076)	$(12,076)	$(15,166)	$(15,166)

Weighted average shares outstanding	6,463	6,463	6,513	6,513	6,474	6,474	6,505	6,505
Stock options and contingently issuable securities	—	—	—	—	—	—	—	—
	6,463	6,463	6,513	6,513	6,474	6,474	6,505	6,505
(Loss) income per share	$(0.58)	$(0.58)	$(1.47)	$(1.47)	$(1.87)	$(1.87)	$(2.33)	$(2.33)

For the three and nine months ended July 31, 2025 and July 31, 2024, there were an immaterial number of stock options and contingently issuable securities that were excluded from the diluted loss per share calculation because they were anti-dilutive due to the net loss in the periods.

6.    ACCOUNTS RECEIVABLE

Accounts receivable is net of provision for credit losses of $1.3 million and $1.5 million as of July 31, 2025 and October 31, 2024, respectively.

7.    INVENTORIES

Inventories, priced at the lower of cost (first-in, first-out method) or net realizable value, are summarized below (in thousands):

	July 31,	October 31,
	2025	2024
Purchased parts and sub–assemblies	$37,122	$35,385
Work–in–process	11,476	13,428
Finished goods	98,940	104,224
Inventories	$147,538	$153,037

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

We recorded total operating lease expense of $1.3 million for each of the three months ended July 31, 2025 and 2024, respectively, and $4.0 million and $4.1 million for the nine months ended July 31, 2025 and 2024, respectively, which is classified within Cost of sales and service and Selling, general and administrative expenses within the Condensed Consolidated Statements of Operations.  Operating lease expense includes short-term leases and variable lease payments which are immaterial.  There were no lease costs capitalized on the Condensed Consolidated Balance Sheets as of July 31, 2025.

The following table summarizes supplemental cash flow information and non-cash activity related to operating leases for the three and nine months ended July 31, 2025 and 2024 (in thousands):

	Three Months Ended July 31,		Nine Months Ended July 31,
	2025	2024	2025	2024
Operating cash flow information:
Cash paid for amounts included in the measurement of lease liabilities	$1,298	$1,202	$3,831	$3,500
Non-cash information:
Right-of-use assets obtained in exchange for new operating lease liabilities	$1,621	$1,676	$3,903	$4,278

The following table summarizes the maturities of undiscounted cash flows of lease commitments reconciled to the total lease liability as of July 31, 2025 (in thousands):

Remainder of 2025	$1,228
2026	4,360
2027	3,517
2028	2,303
2029	772
2030 and thereafter	926
Total	13,106
Less: Imputed interest	(800)
Present value of operating lease liabilities	$12,306

As of July 31, 2025, the weighted-average remaining term of our lease portfolio was approximately 3.5 years and the weighted-average discount rate was approximately 3.4%.

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

The following table sets forth sales and service fees by product group and services for the three and nine months ended July 31, 2025 and 2024 (in thousands):

	Three Months Ended July 31,		Nine Months Ended July 31,
	2025	2024	2025	2024
Computerized Machine Tools	$36,889	$33,191	$106,347	$104,176
Computer Control Systems and Software †	530	697	1,843	1,866
Service Parts	6,309	6,535	18,404	20,389
Service Fees	2,078	2,228	6,493	6,451
Total	$45,806	$42,651	$133,087	$132,882

† Amounts shown do not include computer control systems and software sold as an integrated component of computerized machine tools.

10.    GUARANTEES AND PRODUCT WARRANTIES

From time to time, our subsidiaries guarantee third party payment obligations in connection with the sale of machines to customers that use financing. We follow FASB guidance for accounting for guarantees (codified in ASC 460 Guarantees). As of July 31, 2025, we had four outstanding third party payment guarantees totaling approximately $0.4 million. The terms of these guarantees are consistent with the underlying customer financing terms. Upon shipment of a machine, the customer assumes the risk of ownership. The customer does not obtain title, however, until it has paid for the machine. A retention of title clause allows us to recover the machine if the customer defaults on the financing. We accrue liabilities under these guarantees at fair value, which amounts are insignificant.

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

A reconciliation of the changes in our warranty estimated liability is as follows (in thousands):

	Nine Months Ended
	July 31,
	2025	2024
Balance, beginning of period	$1,086	$1,294
Provision for warranties during the period	1,747	1,629
Charges to the estimated liability	(1,890)	(1,861)
Impact of foreign currency translation	18	14
Balance, end of period	$961	$1,076

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

As of July 31, 2025, our existing credit facilities consisted of a €1.5 million revolving credit facility in Germany, the 150 million New Taiwan Dollars Taiwan credit facility, the 32.5 million Chinese Yuan China credit facility, and the $40.0 million revolving credit facility under the 2018 Credit Agreement.

As of July 31, 2025, there were no borrowings under any of our credit facilities and there was approximately $51.2 million of available borrowing capacity thereunder.  There were also no borrowings under any of our credit facilities as of October 31, 2024.

12.  INCOME TAXES

Our provision for income taxes and effective tax rate is affected by the geographic composition of pre-tax income which includes jurisdictions with differing tax rates, conditional reduced tax rates, and other events that are not consistent from period to period, such as changes in income tax laws.

We recorded income tax expense during the nine months of fiscal 2025 of $3.1 million compared to $6.4 million for the same period in fiscal 2024. Our effective tax rate for the nine months of fiscal 2025 was (35%), compared to (74%) in the corresponding prior year period. The year-over-year change in income tax expense was due mainly to a lower valuation allowance recorded against our U.S. deferred tax assets, as well as changes in geographic mix of income and loss that include jurisdictions with differing tax rates, partially offset by an increase in valuation allowance recorded against our Italian deferred tax assets.  We recorded a valuation allowance of $5.3 million for the nine months of fiscal year 2025, compared to $8.2 million recorded for the corresponding prior year period. Because we have a $4.0 million valuation allowance recorded against our U.S., Chinese and Italian deferred tax assets, we did not record a tax benefit of $4.0 million for our U.S., Chinese and Italian net losses for the nine months of fiscal 2025.  The valuation allowance recorded in the nine months of fiscal year 2025 reflected a full valuation allowance of our U.S., Chinese and Italian deferred tax assets and was recorded based on our conclusion that the deferred tax assets were not more likely than not going to be realized.

Our unrecognized tax benefits were $29,000 as of July 31, 2025, and $28,000 as of October 31, 2024, and in each case included accrued interest.

We recognize accrued interest and penalties related to unrecognized tax benefits as components of income tax expense. As of July 31, 2025, the gross amount of interest accrued, reported in Accrued expenses, was approximately $8,000, which did not include the federal tax benefit of interest deductions.

On July 4, 2025, the United States Congress passed budget reconciliation bill H.R. 1 referred to as the One Big Beautiful Bill ("OBBB"). The OBBB contains several changes to corporate taxation including modifications to capitalization of research and development expenses, limitations on deductions for interest expense, and accelerated fixed asset depreciation. We are still evaluating the impact of the OBBB, but we expect that the legislation will likely not have a material impact on our consolidated financial statements and related disclosures.

We file U.S. federal and state income tax returns, as well as tax returns in several foreign jurisdictions. The statutes of limitations with respect to unrecognized tax benefits will expire this fiscal year.

Currently our manufacturing subsidiary in Italy is under tax inspection for fiscal year October 31, 2021.

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

In accordance with this guidance, the following table represents the fair value hierarchy for our financial assets and liabilities measured at fair value as of July 31, 2025 and October 31, 2024 (in thousands):

	Assets		Liabilities
	July 31, 2025	October 31, 2024	July 31, 2025	October 31, 2024
Level 1
Mutual Funds	$3,282	$2,942	$—	$—

Level 2
Derivatives	$2,782	$323	$2,038	$705

Included in Level 1 assets are mutual fund investments under a nonqualified deferred compensation plan. We estimate the fair value of these investments on a recurring basis using market prices that are readily available.

Included in Level 2 fair value measurements are derivative assets and liabilities related to gains and losses on foreign currency forward exchange contracts entered into with a third party. We estimate the fair value of these derivatives on a recurring basis using foreign currency exchange rates obtained from active markets. Derivative instruments are reported in the accompanying Condensed Consolidated Financial Statements at fair value. We have derivative financial instruments in the form of foreign currency forward exchange contracts as described in Note 3 of Notes to Condensed Consolidated Financial Statements. The U.S. dollar equivalent notional amounts of these contracts were $89.1 million and $85.1 million at July 31, 2025 and October 31, 2024, respectively.

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

The market for machine tools is international in scope. We have both significant foreign sales and significant foreign manufacturing operations. During the nine months of fiscal 2025, approximately 51% of our revenues were attributable to customers in Europe, where we typically sell more of our higher-performance, higher-priced VMX series machines. Additionally, approximately 11% of our revenues were attributable to customers in the Asia Pacific region, where we encounter greater pricing pressures. We operate in a cyclical industry where sales and order trends often change periodically and can vary from region to region.  Changes in trade policies, tariffs, and other import/export regulations of the U.S. and other nations did not have a material impact on our financial results for the three and nine months ended July 31, 2025. However, we do have sales in, and purchases from, foreign countries that could be negatively impacted by recent or future tariff actions.

Sales and service fees in the nine months of fiscal 2025 increased slightly compared to the same period in fiscal 2024. The increase in sales was due primarily to increased sales of Hurco and Milltronics machines in the Americas, Takumi machines in Asia Pacific, and Hurco machines in the United Kingdom and Italy, partially offset by a decrease in Hurco and Takumi machine sales in France and Germany, as well as a decreased volume of shipments of electro-mechanical components and accessories manufactured by our wholly-owned subsidiary in Italy, LCM Precision Technology S.r.l. (“LCM”). Orders in the nine months of fiscal 2025 decreased by 15% from the same period in fiscal 2024, reflecting a decrease in orders in the Americas and European regions, partially offset by an increase in orders in the Asian Pacific region.

We have three brands of CNC machine tools in our product portfolio: Hurco is the technology innovation brand for customers who want to increase productivity and profitability by selecting a brand with the latest software and motion technology. Milltronics is the value-based brand for shops that want easy-to-use machines at competitive prices. The Takumi brand is for customers that need very high speed, high efficiency performance, such as that required in the production, die and mold, aerospace, and medical industries.  Takumi machines are equipped with industry standard controls instead of the proprietary controls found on Hurco and Milltronics machines. These three brands of CNC machine tools are responsible for the vast majority of our revenue. However, we have added other non-Hurco branded products to our product portfolio that have contributed product diversity and market penetration opportunity. These non-Hurco branded products are sold by our wholly-owned distributors and are comprised primarily of other general-purpose vertical milling centers and lathes, laser cutting machines, waterjet cutting machines, CNC grinders, compact horizontal machines, metal cutting saws and CNC swill lathes. ProCobots LLC is our wholly-owned subsidiary that provides automation solutions. In addition, through LCM, we produce high value machine tool components and accessories.

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

RESULTS OF OPERATIONS

Three Months Ended July 31, 2025 Compared to Three Months Ended July 31, 2024

Sales and Service Fees. Sales and service fees for the third quarter of fiscal year 2025 were $45.8 million, an increase of $3.2 million, or 7%, compared to the corresponding prior year period, and included a favorable currency impact of $1.4 million, or 3%, when translating foreign sales to U.S. dollars for financial reporting purposes.

Sales and Service Fees by Geographic Region

The following table sets forth sales and service fees by geographic region for the third fiscal quarter ended July 31, 2025 and 2024 (dollars in thousands):

	Three Months Ended
	July 31,
	2025		2024		$ Change	% Change
Americas	$16,901	37%	$15,389	36%	$1,512	10%
Europe	24,166	53%	24,068	56%	98	0%
Asia Pacific	4,739	10%	3,194	8%	1,545	48%
Total	$45,806	100%	$42,651	100%	$3,155	7%

Sales in the Americas for the third quarter of fiscal year 2025 increased by 10%, compared to the corresponding period in fiscal year 2024, primarily due to increased shipments of Hurco and Milltronics machines. The increase in Hurco and Milltronics machine sales was primarily attributable to increased shipments of lathes, tool room machines and vertical machining centers.

European sales for the third quarter of fiscal year 2025 increased by less than 1%, compared to the corresponding period in fiscal year 2024, and included a favorable currency impact of 5%, when translating foreign sales to U.S. dollars for financial reporting purposes. The year-over-year increase in European sales was primarily attributable to increased sales of Hurco machines in the United Kingdom and Italy, as well as the favorable impact of currency translation of foreign sales to U.S. dollars for financial reporting purposes, offset by decreased volume of shipments of Hurco and Takumi machines in France and Germany, as well as a decreased volume of shipments of electro-mechanical components and accessories manufactured by LCM

Asian Pacific sales for the third quarter of fiscal year 2025 increased by 48%, compared to the corresponding prior year period, and included a favorable currency impact of 4%, when translating foreign sales to U.S. dollars for financial reporting purposes. The year-over-year increase in Asian Pacific sales was primarily due to increased sales of Takumi vertical, bridge mill, horizontal, and 5-axis machines in the Asian Pacific region.

Sales and Service Fees by Product Category

The following table sets forth sales and service fees by product group and services for the third fiscal quarter ended July 31, 2025 and 2024 (dollars in thousands):

	Three Months Ended
	July 31,
	2025		2024		$ Change	% Change
Computerized Machine Tools	$36,889	80%	$33,191	78%	$3,698	11%
Computer Control Systems and Software †	530	1%	697	2%	(167)	(24)%
Service Parts	6,309	14%	6,535	15%	(226)	(3)%
Service Fees	2,078	5%	2,228	5%	(150)	(7)%
Total	$45,806	100%	$42,651	100%	$3,155	7%

† Amounts shown do not include computer control systems and software sold as an integrated component of computerized machine tools.

Sales of computerized machine tools for the third quarter of fiscal year 2025 increased by 11%, compared to the corresponding prior year period, primarily due to increased sales of Hurco machines in the Americas, Takumi machines in Asia Pacific, and Hurco machines in the United Kingdom and Italy, partially offset by a decrease in Hurco and Takumi machine sales in Germany and France. Sales of computer control systems and software for the third quarter of fiscal year 2025 decreased by 24%, compared to the corresponding prior year period, due mainly to decreased software sales in the Americas and European regions. Sales of service parts for the third quarter of fiscal year 2025 decreased by 3%, compared to the corresponding prior year period, primarily due to decreases in aftermarket service parts sales of Hurco products in the Americas and France, partially offset by increases in aftermarket service parts sales of Milltronics products in the Americas and Hurco and Takumi products in Asia Pacific. Service fees for the third quarter of fiscal year 2025 decreased by 7%, compared to the corresponding prior year period, primarily due to decreased aftermarket service fees in the Americas and European regions. Sales for all product lines included a favorable currency impact of 3% when translating foreign sales to U.S. dollars for financial reporting purposes.

Orders. Orders for the third quarter of fiscal year 2025 were $41.0 million, a decrease of $11.8 million, or 22%, compared to the corresponding period in fiscal year 2024, and included a favorable currency impact of $1.2 million, or 2%, when translating foreign orders to U.S. dollars.

The following table sets forth new orders booked by geographic region for the third fiscal quarter ended July 31, 2025 and 2024 (dollars in thousands):

	Three Months Ended
	July 31,
	2025		2024		$ Change	% Change
Americas	$15,557	38%	$17,625	33%	$(2,068)	(12)%
Europe	20,274	49%	28,349	54%	(8,075)	(28)%
Asia Pacific	5,165	13%	6,841	13%	(1,676)	(24)%
Total	$40,996	100%	$52,815	100%	$(11,819)	(22)%

Orders in the Americas for the third quarter of fiscal year 2025 decreased by 12%, compared to the corresponding period in fiscal year 2024, primarily due to reduced demand for Hurco and Milltronics machines.

European orders for the third quarter of fiscal year 2025 decreased by 28%, compared to the corresponding prior year period, and included a favorable currency impact of 4%, when translating foreign orders to U.S. dollars. The year-over-year decrease in orders was driven primarily by decreased customer demand for Hurco and Takumi machines in Germany, the United Kingdom and France, as well as for accessories manufactured by LCM.

Asian Pacific orders for the third quarter of fiscal year 2025 decreased by 24%, compared to the corresponding prior year period, and included a favorable currency impact of 1%, when translating foreign orders to U.S. dollars. The decrease in orders was primarily due to a reduced volume of Hurco machine orders in China.

Gross Profit. Gross profit for the third quarter of fiscal year 2025 was $9.1 million, or 20% of sales, compared to $7.8 million, or 18% of sales, for the corresponding prior year period. The quarter-over-quarter increase in gross profit as a percentage of sales was primarily due to a higher concentration of machine sales in Europe and lower fixed costs allocated to overhead related to cost savings implemented in the last twelve months.

Operating Expenses. Selling, general, and administrative expenses for the third quarter of fiscal year 2025 were $10.8 million, or 23% of sales, compared to $10.4 million, or 24% of sales, in the corresponding fiscal year 2024 period, and included an unfavorable currency impact of $0.3 million, or 3%, when translating foreign expenses to U.S. dollars for financial reporting purposes. The year-over-year increase in selling, general, and administrative expenses was due mainly to the unfavorable impact of currency when translating foreign expenses to U.S. dollars for financial reporting purposes.

Operating Income/Loss. Operating loss for the third quarter of fiscal year 2025 was $1.7 million, compared to $2.5 million for the corresponding period in fiscal year 2024. The year-over-year reduction in operating loss was primarily due to a higher concentration of machine sales in Europe and lower fixed costs allocated to overhead related to cost savings implemented in the last twelve months.

Other (Expense) Income, Net. Other expense, net for the third quarter of fiscal year 2025 was $1.5 million compared to $0.1 million for the corresponding period in fiscal year 2024.  The year-over-year increase in other expense, net was due mainly to an increase in foreign currency exchange loss and a decrease in income from our equity investment.

Income Taxes. Income tax expense for the third quarter of fiscal year 2025 was $0.6 million, compared to $7.0 million for the corresponding prior year period. The year-over-year reduction in income tax expense was due mainly to a lower valuation allowance recorded against our U.S. deferred tax assets, as well as changes in geographic mix of income and loss that include jurisdictions with differing tax rates.  We recorded a valuation allowance of $1.6 million for the third quarter of fiscal year 2025, compared to $8.2 million for the corresponding prior year period. Because we have a valuation allowance recorded against our U.S. and Chinese deferred tax assets, we did not record a tax benefit for our U.S. and Chinese net losses for the third quarter of fiscal 2025.  The valuation allowance recorded in the third quarter of fiscal year 2025 reflected a full valuation allowance of our U.S. and Chinese deferred tax assets and was recorded after evaluating changes to tax laws, statutory tax rates, and our cumulative three-year income (loss) levels for the U.S. and China for the nine months of fiscal year 2025.

Nine Months Ended July 31, 2025, Compared to Nine Months Ended July 31, 2024

Sales and Service Fees. Sales and service fees for the nine months of fiscal year 2025 were $133.1 million, an increase of $0.2 million, or less than 1%, compared to the corresponding prior year period, and included a favorable currency impact of $1.2 million, or less than 1%, when translating foreign sales to U.S. dollars for financial reporting purposes.

Sales and Service Fees by Geographic Region

The following table sets forth sales and service fees by geographic region for the nine months ended July 31, 2025 and 2024 (dollars in thousands):

	Nine Months Ended
	July 31,
	2025		2024		$ Change	% Change
Americas	$50,370	38%	$48,986	37%	$1,384	3%
Europe	67,388	51%	69,538	52%	(2,150)	(3)%
Asia Pacific	15,329	11%	14,358	11%	971	7%
Total	$133,087	100%	$132,882	100%	$205	0%

Sales in the Americas for the nine months of fiscal year 2025 increased by 3%, compared to the corresponding period in fiscal year 2024, primarily due to increased shipments of Hurco and Milltronics machines. The increase in Hurco and Milltronics machine sales was primarily attributable to increased shipments of lathes, tool room machines and vertical machining centers.

European sales for the nine months of fiscal year 2025 decreased by 3%, compared to the corresponding period in fiscal year 2024, and included a favorable currency impact of 2%, when translating foreign sales to U.S. dollars for financial reporting purposes. The year-over-year decrease in European sales in the nine month period was primarily attributable to a decreased volume of shipments of Hurco and Takumi machines in France and Germany, as well as a decreased volume of shipments of electro-mechanical components and accessories manufactured by LCM, partially offset by increased sales of Hurco machines in the United Kingdom and Italy as well as the favorable impact of currency translation of foreign sales to U.S. dollars for financial reporting purposes.

Asian Pacific sales for the nine months of fiscal year 2025 increased by 7%, compared to the corresponding prior year period, and included an unfavorable currency impact of less than 1%, when translating foreign sales to U.S. dollars for financial reporting purposes. The year-over-year increase in Asian Pacific sales was primarily due to increased sales of Takumi vertical, bridge mill, horizontal, and 5-axis machines in the Asian Pacific region.

Sales and Service Fees by Product Category

The following table sets forth sales and service fees by product group and services for the nine months ended July 31, 2025 and 2024 (dollars in thousands):

	Nine Months Ended
	July 31,
	2025		2024		$ Change	% Change
Computerized Machine Tools	$106,347	80%	$104,176	79%	$2,171	2%
Computer Control Systems and Software †	1,843	1%	1,866	1%	(23)	(1)%
Service Parts	18,404	14%	20,389	15%	(1,985)	(10)%
Service Fees	6,493	5%	6,451	5%	42	1%
Total	$133,087	100%	$132,882	100%	$205	0%

† Amounts shown do not include computer control systems and software sold as an integrated component of computerized machine tools.

Sales of computerized machine tools for the nine months of fiscal year 2025 increased by 2%, compared to the corresponding prior year period, primarily due to increased sales of Hurco and Milltronics machines in the Americas, Takumi machines in Asia Pacific, and Hurco machines in the United Kingdom and Italy, partially offset by a decrease in Hurco and Takumi machine sales in Germany and France. Sales of computer control systems and software for the nine months of fiscal year 2025 decreased by 1%, compared to the corresponding prior year period, due mainly to decreased software sales in Germany and the United Kingdom, partially offset by increased software sales in the Americas. Sales of service parts for the nine months of fiscal year 2025 decreased by 10%, compared to the corresponding prior year period, primarily due to decreases in aftermarket service parts sales in the Americas and Europe. Service fees for the nine months of fiscal year 2025 increased by 1%, compared to the corresponding prior year period, primarily due to increased aftermarket service fees in the Americas and Asia Pacific, partially offset by decreased aftermarket service fees in Europe. Sales for all product lines included a favorable currency impact of less than 1% when translating foreign sales to U.S. dollars for financial reporting purposes.

Orders. Orders for the nine months of fiscal year 2025 were $124.8 million, a decrease of $22.4 million, or 15%, compared to the corresponding period in fiscal year 2024, and included a favorable currency impact of $0.9 million, or less than 1%, when translating foreign orders to U.S. dollars.

The following table sets forth new orders booked by geographic region for the nine months ended July 31, 2025, and 2024 (dollars in thousands):

	Nine Months Ended
	July 31,
	2025		2024		$ Change	% Change
Americas	$47,145	38%	$55,490	38%	$(8,345)	(15)%
Europe	60,730	49%	75,757	51%	(15,027)	(20)%
Asia Pacific	16,906	13%	15,978	11%	928	6%
Total	$124,781	100%	$147,225	100%	$(22,444)	(15)%

Orders in the Americas for the nine months of fiscal year 2025 decreased by 15%, compared to the corresponding period in fiscal year 2024, primarily due to decreased customer demand for Hurco and Takumi machines, as well as reduced demand for OEM machines sold by our wholly-owned domestic distributors.

European orders for the nine months of fiscal year 2025 decreased by 20%, compared to the corresponding prior year period, and included a favorable currency impact of 1%, when translating foreign orders to U.S. dollars. The year-over-year decrease in orders was driven primarily by decreased customer demand for Hurco and Takumi machines in Germany, the United Kingdom and France, as well as for accessories manufactured by LCM.

Asian Pacific orders for the nine months of fiscal year 2025 increased by 6%, compared to the corresponding prior year period, and included an unfavorable currency impact of less than 1%, when translating foreign orders to U.S. dollars. The increase in orders was due mainly to an increased volume of Takumi machine orders throughout the Asian Pacific region where our customers are located, partially offset by decreased Hurco machine orders in China.

Gross Profit. Gross profit for the nine months of fiscal year 2025 was $25.2 million, or 19% of sales, compared to $25.6 million, or 19% of sales, for the corresponding prior year period.

Operating Expenses. Selling, general, and administrative expenses for the nine months of fiscal year 2025 were $32.0 million, or 24% of sales, compared to $33.4 million, or 25% of sales, in the corresponding fiscal year 2024 period, and included an unfavorable currency impact of $0.2 million, or less than 1%, when translating foreign expenses to U.S. dollars for financial reporting purposes. The year-over-year reduction in selling, general, and administrative expenses, reflected lower levels of discretionary spending and reduced employee health insurance costs.

Operating Income/Loss. Operating loss for the nine months of fiscal year 2025 was $6.8 million, compared to $7.8 million for the corresponding period in fiscal year 2024. The year-over-year reduction in operating loss was primarily due to lower fixed costs allocated to overhead related to cost savings implemented in the last twelve months, lower levels of discretionary spending, and reduced employee health insurance costs.

Other (Expense) Income, Net. Other expense, net for the nine months of fiscal year 2025 was $2.5 million compared to $1.1 million for the corresponding period in fiscal year 2024.  The year-over-year increase in other expense, net was due mainly to an increase in foreign currency exchange loss and a decrease in income from our equity investment.

Income Taxes. Income tax expense for the nine months of fiscal year 2025 was $3.1 million, compared to $6.4 million for the corresponding prior year period. The year-over-year reduction in income tax expense was due mainly to a lower valuation allowance recorded against our U.S. deferred tax assets, as well as changes in geographic mix of income and loss that include jurisdictions with differing tax rates, partially offset by an increase in valuation allowance recorded against our Italian deferred tax assets.  We recorded a valuation allowance of $5.3 million for the nine months of fiscal year 2025, compared to $8.2 million recorded for the corresponding prior year period. Because we have a valuation allowance recorded against our U.S., Chinese and Italian deferred tax assets, we did not record a tax benefit for our U.S., Chinese and Italian net losses for the nine months of fiscal 2025.  The valuation allowance recorded in the nine months of fiscal year 2025 reflected a full valuation allowance of our U.S., Chinese and Italian deferred tax assets and was recorded after evaluating changes to tax laws, statutory tax rates, and our cumulative three-year income (loss) levels for the U.S., China and Italy for the nine months of fiscal year 2025.

LIQUIDITY AND CAPITAL RESOURCES

At July 31, 2025, we had cash and cash equivalents of $44.5 million, compared to $33.3 million at October 31, 2024. Approximately 21% of the $44.5 million of cash and cash equivalents was denominated in U.S. dollars. The balance was attributable to our foreign operations and is held in the local currencies of our various foreign entities, subject to fluctuations in currency exchange rates. We do not believe that the indefinite reinvestment of these funds offshore impairs our ability to meet our domestic working capital needs.

Working capital was $176.8 million at July 31, 2025, compared to $180.8 million at October 31, 2024. The decrease in working capital was primarily driven by decreases in accounts receivable, net and inventories and increases in accounts payable and derivative liabilities, partially offset by increases in cash and cash equivalents and derivative assets.

Capital expenditures of $2.3 million during the nine months of fiscal year 2025 were primarily for software development costs and capital improvements in existing facilities. We funded these expenditures with cash on hand.

On January 6, 2023, we announced approval of a share repurchase program in an aggregate amount of up to $25.0 million and later extended this program through November 10, 2026. Repurchases under the program may be made in the open market or through privately negotiated transactions from time to time, subject to applicable laws, regulations and contractual provisions. During the third quarter of fiscal 2025, we repurchased $2.0 million, or 104,472 common shares, under this program. As of July 31, 2025, we had repurchased $5.3 million, or 259,620 common shares, under this program since inception, leaving $19.7 million available for future repurchases thereunder.

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

As of July 31, 2025, our existing credit facilities consisted of a €1.5 million revolving credit facility in Germany, the 150 million New Taiwan Dollars Taiwan credit facility, the 32.5 million Chinese Yuan China credit facility and the $40.0 million revolving credit facility under the 2018 Credit Agreement. We had no debt or borrowings under any of our credit facilities at July 31, 2025.

At July 31, 2025, we had an aggregate of approximately $51.2 million available for borrowing under our credit facilities and were in compliance with all covenants relating thereto.

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

CRITICAL ACCOUNTING ESTIMATES

Our MD&A is based upon our condensed consolidated financial statements, which have been prepared in accordance with U.S. Generally Accepted Accounting Principles. The preparation of financial statements in conformity with those accounting principles requires us to make judgments and estimates that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Those judgments and estimates have a significant effect on the financial statements because they result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Actual results could differ from those estimates. Our critical accounting estimates, which are described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2024, are frequently evaluated as our judgment and estimates are based upon historical experience and on various other assumptions that we believe to be reasonable under the circumstances. During the nine months of fiscal year 2025, there were no material changes to our critical accounting estimates as described in the MD&A included in our Annual Report on Form 10-K for the year ended October 31, 2024.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

There have been no material changes related to our contractual obligations and commitments from the information provided in our Annual Report on Form 10-K for the fiscal year ended October 31, 2024.

OFF BALANCE SHEET ARRANGEMENTS

From time to time, our subsidiaries guarantee third party payment obligations in connection with the sale of machines to customers that use financing. We follow FASB guidance for accounting for guarantees (codified in ASC 460). As of July 31, 2025, we had four outstanding third party payment guarantees totaling approximately $0.4 million. The terms of these guarantees are consistent with the underlying customer financing terms. Upon shipment of a machine, the customer assumes the risk of ownership. The customer does not obtain title, however, until the customer has paid for the machine. A retention of title clause allows us to recover the machine if the customer defaults on the financing. We accrue liabilities under these guarantees at fair value, which amounts are insignificant.

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

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Interest on borrowings under our bank credit agreements are tied to prevailing domestic and foreign interest rates. At July 31, 2025, we had no borrowings outstanding under any of our credit facilities.

Foreign Currency Exchange Risk

In the nine months of fiscal year 2025, we derived approximately 62% of our revenues from customers located outside of the Americas, where we invoiced and received payments in several foreign currencies. All of our computerized machine tools and computer control systems, as well as certain proprietary service parts, are sourced by our U.S.-based engineering and manufacturing division and re-invoiced to our foreign sales and service subsidiaries, primarily in their functional currencies.

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

Forward contracts for the sale or purchase of foreign currencies as of July 31, 2025, which are designated as cash flow hedges under FASB guidance related to accounting for derivative instruments and hedging activities, were as follows (in thousands, except weighted average forward rates):

				Contract Amount at
	Notional	Weighted		Forward Rates in
	Amount	Avg.		U.S. Dollars
Forward	in Foreign	Forward		Contract	July 31,
Contracts	Currency	Rate		Date	2025	Maturity Dates
Sale Contracts:
Euro	5,000	1.1071		5,535	5,763	Aug 2025 - Jul 2026
Sterling	2,950	1.2883		3,801	3,908	Aug 2025 - Jul 2026

Purchase Contracts:
New Taiwan Dollar	485,000	30.0091	*	16,162	16,587	Aug 2025 - Jul 2026

* New Taiwan Dollars per U.S. dollar

Forward contracts for the sale or purchase of foreign currencies as of July 31, 2025, which were entered into to protect against the effects of foreign currency fluctuations on receivables and payables denominated in foreign currencies and are not designated as hedges under FASB guidance, were as follows (in thousands, except weighted average forward rates):

				Contract Amount at
	Notional	Weighted		Forward Rates in
	Amount	Avg.		U.S. Dollars
Forward	in Foreign	Forward		Contract	July 31,
Contracts	Currency	Rate		Date	2025	Maturity Dates
Sale Contracts:
Euro	14,397	1.0851		15,622	16,575	Aug 2025 - Dec 2025

Purchase Contracts:
New Taiwan Dollar	1,378,415	30.8336	*	44,705	46,442	Aug 2025 - Mar 2026

* New Taiwan Dollars per U.S. dollar

We are also exposed to foreign currency exchange risk related to our investment in net assets in foreign countries. To manage this risk, we have maintained a forward contract with a notional amount of €3.0 million. We designated this forward contract as a hedge of our net investment in Euro-denominated assets. We selected the forward method under FASB guidance related to the accounting for derivative instruments and hedging activities. The forward method requires all changes in the fair value of the contract to be reported as a cumulative translation adjustment in Accumulated other comprehensive loss, net of tax, in the same manner as the underlying hedged net assets. This forward contract matures in November 2025. As of July 31, 2025, we had a realized gain of $1.2 million and an unrealized loss of $0.1 million, net of tax, recorded as cumulative translation adjustments in Accumulated other comprehensive loss related to the hedging of our net investment in Euro-denominated assets. Forward contracts for the sale or purchase of foreign currencies as of July 31, 2025, which are designated as net investment hedges under this guidance, were as follows (in thousands, except weighted average forward rates):

	Notional	Weighted	Contract Amount at Forward Rates in
	Amount	Avg.	U.S. Dollars
Forward	in Foreign	Forward	Contract	July 31,	Maturity
Contracts	Currency	Rate	Date	2025	Date
Sale Contracts:
Euro	3,000	1.1005	3,302	3,448	Nov 2025

Item 4.    CONTROLS AND PROCEDURES

We conducted an evaluation under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2025, pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of the evaluation date.

There were no changes in our internal control over financial reporting during the three months ended July 31, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 6, 2023, we announced a share repurchase program in an aggregate amount of up to $25.0 million. Repurchases under the program may be made in the open market or through privately negotiated transactions from time to time through November 10, 2026, subject to applicable laws, regulations, and contractual provisions. The program may be amended, suspended, or discontinued at any time and does not commit us to repurchase any shares of our common stock. During the three months ended July 31, 2025, we repurchased $2.0 million, or 104,472 shares, under that program, and $19.7 million remained available under the program as of that date. The table below summarizes the repurchase of our common stock made by us during the three months ended July 31, 2025.

					Approximate
				Total Number of	Dollar Value of
				Shares	Shares that
				Purchased as	May Yet Be
				Part of Publicly	Purchased
	Total Number	Average Price		Announced	Under Plans or
	of Shares	Paid per		Plans or	Programs
	Purchased	Share		Programs(1)	($ in thousands)
May 1-31, 2025	—	$—		—	$21,688
June 1-30, 2025	36,275	$18.16	(1)	36,275	$21,029
July 1-31, 2025	68,197	$19.74	(1)	68,197	$19,682
Total	104,472			104,472

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

During the three months ended July 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any non-Rule 10b5-1 trading arrangement (as defined in the Securities and Exchange Commission’s rules).

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

101

The following information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2025, formatted in Inline XBRL: (i) Condensed Consolidated Statements of Operations; (ii) Condensed Consolidated Statements of Comprehensive Income (Loss); (iii) Condensed Consolidated Balance Sheets; (iv) Condensed Consolidated Statements of Cash Flows; (v) Condensed Consolidated Statements of Changes in Shareholders’ Equity; (vi) Notes to Condensed Consolidated Financial Statements; and (vii) information regarding trading arrangements set forth in Part II, Item 5.

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
September 5, 2025