Form 10-K
period 2025-10-31
HURCO COMPANIES INC
filed 2026-01-09
CIK 315374

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended October 31, 2025 or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to _________

Commission File No. 0-9143

HURCO COMPANIES, INC.

(Exact name of registrant as specified in its charter)

Indiana	35-1150732
(State or other jurisdiction of	(I.R.S. Employer Identification Number)
incorporation or organization)

One Technology Way
Indianapolis, Indiana	46268
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code (317) 293–5309

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, no par value	HURC	The Nasdaq Stock Market LLC

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

Yes ☐ No ⌧

The aggregate market value of the registrant’s voting stock held by non–affiliates as of April 30, 2025 (the last business day of our most recently completed second quarter) was $100,674,809.

The number of shares of the registrant’s common stock outstanding as of December 31, 2025 was 6,414,616.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the registrant’s Proxy Statement for its 2026 Annual Meeting of Shareholders (Part III).

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

Since our founding in 1968, we have been a leader in the introduction of interactive computer control systems that automate manufacturing processes and improve productivity in the metal parts manufacturing industry. We pioneered the application of microprocessor technology and conversational programming software for use in machine tools. Our Hurco brand computer control systems can be operated by both skilled and unskilled machine tool operators, and yet can instruct a machine to perform complex tasks. The combination of microprocessor technology and patented interactive, conversational programming software in our proprietary computer control systems enables operators on the production floor to create a program quickly and easily to machine a particular part from a blueprint or computer aided design file, and immediately begin machining that part.

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

Our executive offices and principal design and engineering operations are headquartered in Indianapolis, Indiana, U.S. We have sales, application engineering, and service subsidiaries in China, the Czech Republic, France, Germany, India, Italy, the Netherlands, Poland, Singapore, Taiwan, the United Kingdom, and the U.S. We have manufacturing and assembly operations in Taiwan, the U.S. and Italy, and distribution facilities in the U.S., the Netherlands, and Taiwan. We bring a disciplined approach to strategically enter new geographic markets, as appropriate.

Our strategy also focuses on market expansion to reach more customers with more products on a global basis. We have made five acquisitions since 2013, which: (1) has given us more advanced products with significant improvements in our machine tool accuracy and precision, (2) allows us to seek higher productivity in complex manufacturing environments, (3) provides automation for machine tending solutions, and (4) minimizes dependencies associated with volatilities from economic and geographic cyclicality. While the Hurco-branded computer control systems have been, and continue to be, our premium flagship product line, we have added other products to our portfolio that provide product diversity and market penetration opportunity priced from value-tier to high-performance serving a variety of different industries. We have not changed our overall strategy to design, manufacture, and sell a comprehensive line of computerized machine tools; rather, we have enhanced this strategy through growth both organically and through acquisitions in an effort to attain long-term stability and profitability.

We have seen the demand for machine tools fluctuate over the last three years. Our industry has continued to face global headwinds due to changing economic and regulatory conditions. During fiscal year 2025, our sales and service fees were $178.6 million, a decrease of $8.0 million, or 4%, compared to fiscal year 2024 and included a favorable currency impact of $2.0 million, or 1%, when translating foreign sales to U.S. dollars for financial reporting purposes. Sales decreased year-over-year due primarily to a decreased volume of shipments of Hurco 5-axis vertical machines and entry-level 3-axis Hurco and Milltronics machines in the Americas, Germany and France, as well as decreased shipments of electro-mechanical components and accessories manufactured by our wholly-owned subsidiary, LCM Precision Technology S.r.l. (“LCM”). For fiscal year 2025, we reported a net loss of $15.1 million, or $2.34 per diluted share, compared to net loss of $16.6 million, or $2.56 per diluted share, for fiscal year 2024.

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

Demand for capital equipment can fluctuate significantly during periods of changing market conditions. Manufacturers and suppliers of capital goods, such as our company, are often the first to experience these changes in demand. Additionally, since we build to stock and our typical order backlog is approximately 45 days, it is difficult to estimate demand with any reasonable certainty. Therefore, we do not have the benefit of relying on the common leading indicators that other industries use for market analysis and forecasting purposes.

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

The following table sets forth the contribution of each of our product groups and services to our total revenues during each of the past three fiscal years (in thousands):

Net Sales and Service Fees by Product Category

	Year Ended October 31,
	2025		2024		2023
Computerized Machine Tools	$142,259	80%	$147,561	79%	$188,335	83%
Computer Control Systems and Software †	2,416	1%	2,447	1%	2,805	1%
Service Parts	25,095	14%	27,628	15%	28,439	12%
Service Fees	8,784	5%	8,948	5%	8,228	4%
Total	$178,554	100%	$186,584	100%	$227,807	100%

† Amounts shown do not include computer control systems and software sold as an integrated component of computerized machine tools.

Product Portfolio by Brand

We have three CNC machine tool brands in our product portfolio. Hurco is the technology and innovation brand for customers who seek to increase productivity and profitability by selecting a brand with the latest software and motion control technology. Milltronics is the value-tier brand for shops that want easy-to-use machines at competitive prices. The Takumi brand is for customers looking for top-tier precision and performance typically sought by the die and mold, aerospace, and medical industries. Takumi machines are equipped with industry standard controls instead of the proprietary controls found on Hurco and Milltronics machines. ProCobots, LLC (“ProCobots”) is our wholly-owned subsidiary that provides automation solutions, such as feeders, machine tending systems, and collaborative robots (cobots). In addition, through our wholly-owned subsidiary LCM, we produce high-value machine tool components and accessories. The main product categories of each brand are outlined below.

The Hurco, Milltronics, and Takumi product lines represent a comprehensive product portfolio with more than 150 different CNC machine models. The combined machine tool product lines provide benefits related to the development of product enhancements, technologies, and models. Due to leverage of shared resources and cross-utilization of proven engineering designs, we achieve manufacturing efficiency from economies of scale.

Hurco CNC Machine Tools

Hurco computerized machine tools are equipped with a fully integrated interactive computer control system that features our proprietary WinMax® software. Our computer control system enables a machine tool operator to create complex two-dimensional (“2D”) or three-dimensional (“3D”) machining programs directly from an engineering drawing or computer-aided design geometry file, such as a solid model. An operator with little or no machine tool programming experience can easily create a program with minimal training and successfully machine the part in a short period of time. The control features a touchscreen operator console and incorporates an upgradeable personal computer (“PC”) platform using a high-speed processor with solid rendering graphical programming. In addition, WinMax® has a Windows®† based operating system that enables users to improve shop floor flexibility and software productivity. Companies using computer-controlled machine tools are better able to:

•	maximize the efficiency of their human resources;
•	make more advanced and complex parts from a wide range of materials using multiple processes;
•	incorporate rapidly evolving changes in technology into their operations to maintain their competitive edge;
•	integrate their business into the global supply chain of their customers; and
•	connect equipment to intranet external networks to facilitate collaboration, communication and monitoring.

Our Windows® based Hurco control facilitates our ability to meet these customer needs. The familiar Windows® operating system coupled with our intuitive conversational style of program creation allows our customers’ operators to create and edit part-making programs without incurring the incremental overhead of specialized computer aided design (“CAD”) and computer aided manufacturing (“CAM”) software. With the ability to transfer most CAD data directly into a Hurco program, part programming time can be significantly reduced.

Our proprietary controls with WinMax® software and high-speed processors efficiently handle the large amounts of data that complex part-making programs require and enable our customers to create parts with higher accuracy at faster speeds. We continually add technology to our controls and machines to enhance performance, productivity, and precision. UltiMotion®, our patented motion control system, provides significant cycle time reductions and increases the quality of a part’s surface finish. This technology differentiates us in the marketplace and is incorporated into our control.

Our offering of Hurco machining centers, currently equipped with either a dual touch-screen console or a single touch-screen console, consists of the following product lines:

___________________

† Windows® is a registered trademark of Microsoft Corporation in the United States and other countries.

VMi Product Line

The VM product line consists of moderately priced vertical machining centers for the entry-level market while still offering the advantages of our advanced control and motion systems. The design premise of the machining center with a large work volume with a small footprint is to optimize floor space. The VM line consists of six models in four sizes with X-axis (horizontal) travels of 26 (three models), 30, 40, and 50 inches. Most models are equipped with a belted spindle up to 12,000rpm, one model is equipped with an inline (direct drive) spindle, and one model includes motor spindle speeds up to 30,000rpm.

VMXi Product Line

The VMX product line is our flagship series of machining centers and consists of high-performance vertical machining centers aimed at manufacturers that require faster speeds and greater part accuracy. The small and medium size models are available with either belted or inline (direct drive) spindles and the larger models are offered as either #40 or #50 taper. The VMX line consists of 14 models in eight sizes with X-axis travels of 24, 26, 30, 42, 50, 60, 64, and 84 inches.

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

SRTi/SWi Product Line

The SRT Series of five-axis machines utilizes motorized spindles and a swivel head with a C-axis rotary table embedded into and flush with the machine table, making them among the most flexible machines in the industry. The SW model utilizes the swivel head and a traditional machine table that can then be fitted with an A-axis rotary table to machine long five-axis parts. These models are available in 42-, 60-, or 84-inch X-axis travels. Customers can choose between standard and high-speed spindles.

VCi/VCXi Product Line

The B-axis configuration of the VC/VCX Series provides greater undercut capability in both positive and negative directions, allowing users to access more part surface area for machining. These cantilever machines are available with either a 20-inch or 23.6-inch pallet, moderately-priced models or high-performance model, with a torque motor-driven 23.6-inch-diameter rotary table. A high speed motor spindle (20,000rpm) is offered as an option for high-performance models.

BXi Product Line

The BX product line is for customers that require higher accuracy parts, as they are built with an extremely rigid double column design that offers superior vibration damping and excellent thermal characteristics. Four models are available, two with 40-inch X-axis travels (a three-axis version and a five-axis version), as well as 53-inch and 63-inch X-axis travel models. The 53-inch and 63-inch models are available with #40 or #50 taper.

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

DCXi Product Line

The double column DCX series offers four different sizes, based on two, three, and four-meter X-axis travels and Y-axis travel. These machining centers are designed to facilitate production of large parts and molds often required by the aerospace, energy, and custom machinery industries. The 2- and 3-meter models offer two different spindle sizes to fit different applications. The 3- and 4-meter models are available as five-axis machines equipped with two different types of articulating heads for either high-speed cutting or high-torque cutting. DCX machines are the largest models offered by Hurco that feature the powerful and flexible WinMax® control.

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

TMXi Product Line

The TMX product line consists of high-performance turning centers. There are six models in two sizes. The TMX models have higher speed spindles and a more rigid frame, the TMX-MY models are equipped with an additional axis and motorized live tooling, and the TMX-MYS models also have an additional spindle. These products are designed for customers who want to reduce part handling and complete complex components that require speed, accuracy, and superior surface finish in a single set-up. They are available in either eight or ten-inch main chuck sizes.

Product Development

Since Hurco is the technology and innovation brand of our corporate portfolio, we have focused our attention on product enhancements of existing models in an effort to align the Hurco brand with the newest engineering innovations and components available to compete with other premium brands in the marketplace. One example of a product enhancement completed in fiscal year 2025 was a next generation VC 500 5-axis to better fit market needs. Improved automation integration and ergonomics are among some of the considerations engineered into the design. The next generation VC 500 is expected to launch in early 2026. Further building on our well-positioned 5-axis lineup, we also completed the design of the BM 500U in fiscal year 2025. This new model features a rigid dual column bridge design to compete with general purpose 5-axis machines from other original equipment manufacturers (“OEMs”). As the market becomes more comfortable with multi-axis machines, opportunities with a growing number of job shops arise. To appeal to the job shop market, we have included the following in the design of the BM 500U: a smaller footprint, a 500mm table, a 15,000rpm spindle and faster axes. Additionally, we made background enhancements to our WinMax® software, focusing on bolstering reliability and optimizing resource management. These improvements are designed to ensure smoother user experience without interrupting workflow. These efforts collectively enhance software performance and efficiency, providing a more dependable and responsive experience while using WinMax®.

Milltronics CNC Machine Tools

Our Milltronics line of CNC machine tools is designed for excellent value with more standard features for the price versus competitors. We manufacture and sell these machine tools with a fully integrated interactive computer control system. The INSPIRE+ control console, launched in 2024, was an upgrade from the previous system, Milltronics 9000 Series DGI CNC, with enhanced hardware and graphics features. The control is compatible with G & M Code programs (generated from CAD/CAM software) and features onboard conversational visual aid programming. The Milltronics portfolio consists of the following product lines:

VK Series

The VK is our CNC knee mill designed for prototype, research and development, maintenance, and other general-purpose applications. It offers the easy table access of a conventional knee mill, with the power and flexibility of the 9000 DGI CNC control and motion system. Unlike most competitive models, it is not a retrofit kit but rather designed from the ground up as a CNC.

TRQ/TRM Product Line

Products with the TRQ or TRM designation are part of the toolroom bed mill category, which are machines that are available without an enclosure (also referred to as open bed machines), that provide easy access to the worktable. Typical applications for these machines include general machining, job shops, prototype, or maintenance and repair. Available with quill-head or rigid-head designs, there are six models in four sizes with X-axis travels of 30, 40, 60 and 78 inches. The 60-inch and 78-inch models are also available with a high-torque option. Most toolroom models feature box way construction for rigidity and are designed to absorb vibrations.

VM General Purpose Product Line

The VM product line consists of attractively-priced vertical machining centers designed for job shops, prototype, research and development, and other general machining applications. These belt-driven models have 40-taper spindles and are available in four different sizes. Customers can choose models with X-axis travels of 25, 30, 40, or 50 inches. There is also a model with extended spindle nose-to-table dimensions for large fourth-axis rotary applications.

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

VM (5X) Product Line

The VM-5X product line features five-axis trunnion tables integrated onto C-frame style machines and is available with either a 200 or 250mm plater. The 200mm machine is offered with a belted spindle and the 250mm machine comes with an inline configuration.

BR Product Line

The BR product line consists of high-speed bridge mills that are used in pattern shops and the aerospace industry, in addition to job shops, due to the large table and travels that support a wide range of part sizes. BR machines have inline spindles and are available with 150 inches in X-axis travel and 60 inches in Y-axis travel.

TRL Product Line

The TRL product line is Milltronics’ newest line of tool room lathes. These turning centers feature a gap bed, a swing that ranges from 16.7 to 27 inches, and a Z-axis travel that ranges from 66.5 to 84.6 inches. Chuck size is chosen during the purchasing process.

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

Product Development

Milltronics recently introduced the new INSPIRE+ control console, with a modern look, increased display size, and ergonomic input. The new control console leverages patented Hurco intellectual property to enhance cutting precision and surface finish on Milltronics machine tools. Features like rapid retract and leadscrew and squareness compensations enable customers to maximize their Milltronics machine tool's performance. Additionally, in fiscal year 2024, Milltronics introduced two new product lines, the TRL toolroom flatbed lathes and the X5 five-axis integrated machines. The X5 line is available in both belted and in-line spindle models, featuring a 200- or 250-millimeter trunnion table.

Takumi CNC Machine Tools

The Takumi brand features machines designed for applications requiring precision and high speed, high efficiency milling. Market segments that require such applications, including die and mold, aerospace, medical, and energy, or any customer that needs to produce very high-accuracy parts quickly. Takumi machines are available with a variety of industry standard CNC controls, including Fanuc®*, Siemens®, Mitsubishi®, or Heidenhain®. Models include three-axis vertical machining centers with linear guides; three-axis vertical machining centers with box ways; high-speed, double column vertical machining centers; heavy-duty, double-column machining centers; five-axis machining centers and high-speed horizontal machining centers. Takumi machines are built and fitted to exacting standards to produce high accuracies and superior surface finishes. The Takumi portfolio consists of the following product lines:

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

________________________

* Fanuc® is a registered trademark of GE Fanuc Automation Americas, Inc. Siemens® is a registered trademark of Siemens AG. Mitsubishi® is a registered trademark of Mitsubishi Electric Corporation. Heidenhain® is a registered trademark of HEIDENHAIN CORPORATION, a wholly-owned subsidiary of DR. JOHANNES HEIDENHAIN GmbH.

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

Product Development

Takumi recently introduced a new UVC600 five-axis machine with a 600-millimeter cantilever table. This machine features faster rapids with a 15,000rpm direct drive spindle for production of high accuracy and complex parts. The UA400 five-axis model was also introduced and has a 15,000rpm direct drive spindle with a trunnion table mounted 90 degrees on the front of the machine for ease of part loading and provision to integrate automation. Finally, Takumi developed three intelligent thermal compensation levels, iSPIN-TC, which, depending on the application, greatly reduces spindle thermal deviation.

Other Computer Control Systems and Software Products

The following machine tool computer control systems and software products are sold directly to end-users and/or to other OEMs.

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

Designed to take advantage of the Internet of Things, UltiMonitor is a web-based productivity, management, and service tool that enables customers to monitor, inspect, and receive notifications about their Hurco machines from any location where they can access the internet. Customers can transfer part designs, receive event notifications via email or text, access diagnostic data, monitor the machine via webcam, and communicate with the machine operator.

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

Non-Hurco Branded Products & Technologies

While our three brands of CNC machine tools, related software products, Autobend®, ProCobots, and LCM are responsible for the vast majority of our revenue, we have added certain other non-Hurco OEM products to our portfolio that contribute to our top and bottom line, provide product diversity and market penetration opportunity, and reduce the impact of geographic cyclicality. We believe these non-Hurco branded products help us partially offset the cyclical nature of the machine tool market and potentially reduce the risks associated with expansion into new geographic markets by diversifying our product offering. These non-Hurco branded products are sold by our wholly-owned distributors and are comprised primarily of other general-purpose vertical machining centers and lathes, laser cutting machines, CNC grinders, compact horizontal machining centers, metal cutting saws, CNC Swiss lathes, and related parts, consumables, and installation and repair services. We also offer select models of Milltronics branded machines as OEM ready machines that can be branded and sold under a private label by independent third parties.

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

Marketing and Distribution

We principally sell our products through approximately 160 independent agents and distributors throughout North and South America (the “Americas”), Europe, and Asia. Although some distributors carry competitive products, we are the primary line for the majority of our distributors globally. We also have our own direct sales and service organizations in China, the Czech Republic, France, Germany, India, Italy, the Netherlands, Poland, Singapore, Taiwan, the United Kingdom, and certain parts of the United States, which are among the world’s principal machine tool consuming markets. Our selling divisions in the United States have responsibility for the Americas, which includes Canada, Mexico, Central America, South America, and the U.S.

Approximately 85% of the worldwide demand for computerized machine tools and computer control systems is outside of the U.S. In fiscal year 2025, approximately 62% of our revenues were derived from customers outside of the Americas. No single end-user or distributor of our products accounted for more than 5% of our total sales and service fees. The end-users of our products are precision tool, die and mold manufacturers, independent job shops, specialized short-run production applications within large manufacturing operations, and manufacturing facilities that focus on medium-to-high run production of large batches of a few types of parts instead of small batches of many different parts. Industries served include aerospace, defense, medical equipment, energy, automotive/transportation, electronics, and computer industries.

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

Demand

We believe demand for our products is driven by advances in industrial technology and the related demand for automated process improvements. Other factors affecting demand include:

•	the need to continuously improve productivity and shorten cycle time;
•	an aging machine tool installed base that will require replacement with more advanced technology;
•	the industrial development of emerging markets in Latin America, Asia, and Eastern Europe; and
•	the declining supply of skilled machinists.

Demand for our products is also highly dependent upon economic conditions and the general level of business confidence, as well as factors such as production capacity utilization and changes in governmental policies regarding tariffs, corporate taxation, fluctuations in foreign currencies, and other investment incentives.

Competition

We compete with many other machine tool producers in the U.S. and foreign countries. Most of our competitors are larger and have greater financial resources than us. Major worldwide competitors include DMG Mori Co., Ltd., Mazak Corporation, Haas Automation, Inc., Smart Machine Tool, DN Solutions (formerly Doosan Corporation), Okuma Corporation, Fryer Machine Systems Inc., ProtoTRAK CNC Machines, Quick Jet Machine, Co., Ltd., Gentiger Machinery Industrial, Co., Ltd., and Yeong Chin Machinery Industries, Co., Ltd.

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

Human Capital Resources

Hurco is committed to attracting and retaining the brightest and best talent. Therefore, investing, developing, and maintaining human capital is critical to our success. As of October 31, 2025, Hurco had approximately 651 full-time employees, of which approximately 30% were in the Americas and 70% were in other global regions. As a global industrial technology company, a large number of our employees are engineers, trained trade, or technical workers focusing on advanced manufacturing, and many of them hold master’s, doctorate, or equivalent advanced degrees, or are veterans of the armed services. Hurco emphasizes a number of measures and objectives in managing its human capital assets, including, among others, employee safety and wellness, talent acquisition and retention, employee engagement, development and training, diversity, and compensation and pay equity. None of our employees are covered by a collective-bargaining agreement. We have not experienced any employee-generated work stoppages or disruptions, and we consider our employee relations to be satisfactory.

Employee Engagement, Development, and Training

We encourage and support the growth and development of our employees and, wherever possible, seek to fill positions by promotion and transfer from within the organization. We advance continual learning and career development through ongoing performance and development conversations or evaluations with employees, internally and externally developed training programs, and educational reimbursement programs. In connection with the latter, reimbursement is available to employees enrolled in pre-approved degree or certification programs at accredited institutions that teach skills or knowledge relative to our business or otherwise to the development of the employee’s skill set or knowledge base. In addition, we routinely invest in seminars, conferences, and other training or continuing education events for our employees.

Diversity

We are committed to fostering work environments that value and promote diversity. This commitment includes a policy to provide equal access to, and participation in, equal employment opportunities, programs, and services without regard to race, religion, color, national origin, disability, sex, sexual orientation, gender identity, stereotypes or assumptions based thereon. We pride ourselves on policies and programs designed for the development and fair treatment of our global workforce, including generous healthcare and benefit programs for our employees, equal employment hiring practices and policies, and anti-harassment, workforce safety, and anti-retaliation policies. We welcome and celebrate our teams’ differences, experiences, and beliefs, and we are investing in a more engaged and diverse workforce.

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

The U.S. government has adopted new approaches to trade policy, and in some cases may renegotiate, or potentially terminate, certain existing bilateral or multi-lateral trade agreements. The U.S. government has also imposed tariffs on most foreign goods and has raised the possibility of imposing significant tariff increases or expanding the tariffs to capture other countries and types of goods. Tariffs on imports from nations from whom we procure products or materials and components used in our manufacturing process have increased our operating costs and, in the future, could require us to incur significant costs to transition to alternative manufacturers or suppliers. Future tariff increases, expanding the tariffs to cover other countries or other changes in U.S. trade policy could exacerbate these challenges.

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

During fiscal year 2025, approximately 62% of our revenues were derived from sales to customers located outside of the Americas. In addition, our main manufacturing facilities are located outside of the U.S. Our international operations are subject to a number of risks, including:

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

Our sales to customers located outside of the Americas, which generated approximately 62% of our revenues in fiscal year 2025, are invoiced and received in several foreign currencies, primarily the Euro, Pound Sterling, Chinese Yuan and Indian Rupee. Therefore, our results of operations and financial condition are affected by fluctuations in exchange rates between these currencies and the U.S. dollar, both for purposes of actual conversion and for financial reporting purposes. In addition, we are exposed to exchange risk associated with our purchases of materials and components for our Taiwan manufacturing operations, which are primarily made in the New Taiwan Dollar and the Euro. We hedge a portion of our foreign currency exposure with the purchase of forward exchange contracts. These hedge contracts only mitigate the impact of changes in foreign currency exchange rates that occur during the term of the related contract period and carry risks of counterparty failure. There can be no assurance that our hedges will have their intended effects.

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

We depend on our wholly owned subsidiaries, HML and LCM, to produce our machine tools and electro-mechanical components and accessories in Taiwan, the U.S., and Italy, respectively. We also depend on our 35% owned affiliate, HAL, and other key third-party suppliers to produce our computer control systems and key components, such as motors and drives, for our machine tools. An unplanned interruption in manufacturing or supply, or a significant increase in price from third party suppliers, would have a material adverse effect on our business, results of operations, and financial condition. Such an interruption or increase in price could result from various factors, including a change in the political environment, such as trade wars or tariffs, military conflicts, a natural disaster, such as an earthquake, typhoon, or tsunami, or vulnerabilities in our technology or cyber-attacks against our information systems, such as ransomware attacks. Any interruption in service by one of our key component suppliers, if prolonged, could have a material adverse effect on our business, results of operations and financial condition. In addition, we may not be able to establish additional or replacement suppliers for such components in a reasonable period of time, or on commercially reasonable terms, if at all, which could result in delays or interruptions in our operations, which would adversely affect our business, results of operations and financial condition.

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

A number of U.S. states have enacted data privacy and security laws and regulations that govern the collection, use, disclosure, transfer, storage, disposal, and protection of sensitive personal information, such as social security numbers, financial information, and other personal information. For example, several U.S. territories and all 50 states now have data breach laws that require timely notification to individual victims, and at times regulators, if a company has experienced the unauthorized access or acquisition of sensitive personal data. Other state laws include the California Consumer Privacy Act (“CCPA”), which gives California residents certain privacy rights in the collection and disclosure of their personal information and requires businesses to make certain disclosures and take certain other acts in furtherance of those rights. Additionally, the California Privacy Rights Act (the “CPRA”) revised and significantly expanded the scope of the CCPA. The CPRA also created a new California data protection agency authorized to implement and enforce the CCPA and the CPRA, which could result in increased privacy and information security regulatory actions. Other states have considered and/or enacted similar privacy laws. We will continue to monitor and assess the impact of these state laws, which may impose substantial penalties for violations, impose significant costs for investigations and compliance, allow private class-action litigation, and carry significant potential liability for our business.

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

Financial, Credit, and Liquidity Risks

Our credit facility contains covenants that restrict our business and financing activities, and the property that secures our obligations under the credit facility may be subject to foreclosure in the event of a default.

The credit agreement we entered into with Bank of America, N.A., as the lender, in January 2026 (the “2026 Credit Agreement”) contains a number of customary restrictions and covenants, which, among other things and subject to certain expressly permitted transactions or parameters set forth therein, restrict our ability to acquire or merge with another entity, dispose of our assets, make investments, loans or guarantees, incur additional indebtedness, create liens or other encumbrances, or pay dividends or make other distributions beyond stated thresholds. The 2026 Credit Agreement requires us to maintain compliance with a maximum consolidated leverage ratio of total debt to EBITDA, which also effectively prohibits us from borrowing any amounts under the 2026 Credit Agreement when our consolidated EBITDA for the most recently completed measurement period is negative. As of the date we entered into the 2026 Credit Agreement, and as of the date of the filing of this report, the most recently completed measurement period was our fiscal year ended October 31, 2025, during which our consolidated EBITDA was negative, thereby effectively prohibiting us from currently borrowing under the 2026 Credit Agreement. There can be no assurance that our consolidated EBITDA will be positive, or sufficiently positive, in future periods, and therefore we may be unable to borrow any amounts under the 2026 Credit Agreement.

Our ability to comply with the provisions under the 2026 Credit Agreement may be affected by events beyond our control and our inability to comply with any of these provisions could result in a default under the 2026 Credit Agreement. If such a default occurs, the lender may elect to declare any borrowings outstanding, together with accrued interest and other fees, to be immediately due and payable, and it would have the right to terminate any commitments it has to provide further borrowings. If we are unable to repay any outstanding borrowings when due, the lender under the 2026 Credit Agreement also has the right to proceed against the collateral, including a significant portion of our domestic personal property, granted to it to secure the indebtedness under the facility. If any indebtedness under the 2026 Credit Agreement were to be accelerated, we cannot assure you that our personal property would be sufficient to repay in full that indebtedness. The occurrence of any of these events could have a material adverse effect on our business, financial condition, results of operations and liquidity.

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

We are subject to taxes in the U.S. and numerous foreign jurisdictions. Due to economic and political conditions, tax rates in various jurisdictions, including the U.S., may be subject to significant change. Our effective tax rates could be adversely affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, or changes in tax laws or their interpretation, including tax laws in the U.S. Similarly, changes in tax laws or regulations, including those in the U.S., could negatively impact our effective tax rate and results of operations. A change in a statutory tax rate may result in the revaluation of our deferred tax assets and liabilities related to the relevant jurisdiction in which the new tax law is enacted, potentially resulting in a material expense or benefit recorded in our Consolidated Statements of Operations for that period.

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

Governance

The Audit Committee of our Board of Directors oversees cybersecurity risk management as part of its risk oversight function and oversees the design and effectiveness of management’s implementation of our cybersecurity risk management program, procedures, and contingency plans. Senior management plays a critical role in informing the Audit Committee on cybersecurity risks. More specifically, the information technology department regularly informs executive management, including the Chief Executive Officer, Chief Financial Officer and General Counsel, on all aspects pertaining to cybersecurity risks and incidents; and the Audit Committee receives periodic reports from executive management, senior information technology leadership, and risk management personnel on our cybersecurity and information security risks and postures. These periodic reports include updates on our activities preparing for, preventing, detecting, responding to, and recovering from cyber incidents, if applicable.

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

Item 2.PROPERTIES

The following table sets forth the principal use, location, and size of each of our facilities:

Principal Uses	Locations	Square Footage
Corporate headquarters, design and engineering, product testing, sales and marketing, application engineering, customer service, manufacturing and assembly	Indianapolis, Indiana, U.S.	165,000

Manufacturing, assembly, sales, application engineering and customer service	Taichung, Taiwan	370,100
	Castell’Alfero, Italy	32,300

Sales, application engineering, customer service, and warehousing	High Wycombe, England	26,300
	Paris, France	12,800
	Munich and Verl, Germany	20,200
	Milan, Italy	13,800
	Venlo, the Netherlands	9,700
	Toh Guan, Singapore	8,400
	Shanghai, Dongguan and Kunshan, China	9,200
	Chennai and Pune, India	14,700
	Liegnitz, Poland	1,000
	Kentwood, Michigan, U.S.	6,000
	Los Angeles, California, U.S.	11,400
	Indianapolis, Indiana, U.S.	19,200

We own the Indianapolis corporate headquarters facility and lease all other facilities. The leases have terms expiring at various dates ranging from January 2026 to July 2032. We believe that all of our facilities are well maintained and are adequate for our needs now and in the foreseeable future. We do not believe that we would experience significant difficulty in replacing any of the currently leased facilities if any of our leases were not renewed at expiration.

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

The following information sets forth as of October 31, 2025, the name of each executive officer and his or her age, tenure as an officer, principal occupation, and business experience:

Name	Age	Position(s) with the Company
Michael Doar	70	Executive Chairman of the Board
Gregory S. Volovic	61	Director, President, and Chief Executive Officer
Sonja K. McClelland	54	Executive Vice President, Treasurer and Chief Financial Officer
HaiQuynh Jamison	47	Corporate Controller and Principal Accounting Officer
Jonathon D. Wright	43	General Counsel and Corporate Secretary

Michael Doar has been employed by us since November 2001 and has been a member of our Board of Directors since 2000. Mr. Doar was appointed as Executive Chairman of the Board in March 2021 and previously served as our Chairman of the Board and Chief Executive Officer from November 2001 to March 2021. Mr. Doar has announced his intention to retire from his position as Executive Chairman of the Board, effective on the date of the Company’s 2026 Annual Meeting of Shareholders. Mr. Doar held various management positions with Ingersoll Milling Machine Company from 1989 until 2001.

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

Holders

There were 122 holders of record of our common stock as of December 13, 2025.

Dividend Policy

We began declaring cash dividends on our common stock in the third quarter of fiscal year 2013, and continued to do so on a quarterly basis subsequently until the third quarter of fiscal year 2024, when we announced a suspension of our regular quarterly cash dividend as we seek to enhance our financial flexibility and improve our ability to manage market volatility while focusing on strengthening our balance sheet, reinvesting in our core business and research and development related to emerging technologies, and returning value to shareholders via the appropriate channels in both the near- and long-term. The declaration and amount of any future cash dividends will be subject to the sole discretion of our Board of Directors and will depend upon many factors, including our results of operations, financial condition, capital requirements, regulatory and contractual restrictions, our business strategy and other factors deemed relevant by our Board of Directors from time to time.

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

We did not repurchase any shares of our common stock during the final three months ended October 31, 2025.

The disclosure under the caption “Equity Compensation Plan Information at 2025 Fiscal Year End” in our 2026 proxy statement is incorporated by reference in Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

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

The following MD&A generally focuses on the operating results and year-over-year comparisons between fiscal years 2025 and 2024. Discussion of fiscal year 2024 results and year-over-year comparisons between fiscal years 2024 and 2023 that are not included in this Annual Report on Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended October 31, 2024, filed with the SEC on January 10, 2025.

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

The market for machine tools is international in scope. We have both significant foreign sales and significant foreign manufacturing operations. During fiscal year 2025, approximately 51% of our revenues were attributable to customers in Europe, where we typically sell more of our higher-performance, higher-priced VMX series machines. Additionally, approximately 11% of our revenues were attributable to customers in the Asia Pacific region, where we encounter greater pricing pressures.

During a time of global uncertainty and lower sales volumes experienced recently, we have turned our attention to adjusting overhead expenses and operating expenses to help minimize the impact of the lower volumes of sales on operating income. We implemented cost reductions in fiscal years 2024 and 2025, adjusted and managed inventories (excluding the impact of foreign currency) and suspended our regular quarterly cash dividend. We used that cashflow to manage our capital allocation strategies to continue investing in new technologies, product development, and necessary capital expenditures to maximize cashflows without incurring any significant indebtedness as we continue to seek new acquisitions and other growth opportunities. The cyclicality of our business requires that we exercise discipline in managing through unexpected changes in the markets and industries in which we operate. We believe that our long history of profitability and the strength of our balance sheet can provide us with stability to manage through these business cycles and we rely on our past experience in making measured decisions for the long-term success of our business.

We have three CNC machine tool brands in our product portfolio. Hurco is the technology innovation brand for customers who want to increase productivity and profitability by selecting a brand with the latest software and motion technology. Milltronics is the value-based brand for shops that want easy-to-use machines at competitive prices. The Takumi brand is for customers that need very high speed, high efficiency performance, such as that required in the production, die and mold, aerospace, and medical industries. Takumi machines are equipped with industry standard controls instead of the proprietary controls found on Hurco and Milltronics machines. These three brands of CNC machine tools are responsible for the vast majority of our revenue. However, we have added other non-Hurco branded products to our product portfolio that have contributed product diversity and market penetration opportunity. These non-Hurco branded products are sold by our wholly-owned distributors and are comprised primarily of other general-purpose vertical milling centers and lathes, laser cutting machines, CNC grinders, compact horizontal machines, metal cutting saws, and CNC Swiss lathes. ProCobots is our wholly-owned subsidiary that provides automation solutions. In addition, through our wholly-owned subsidiary in Italy, LCM Precision Technologies S.r.l. (“LCM”), we produce high value machine tool components and accessories.

We principally sell our products through approximately 160 independent agents and distributors throughout the Americas, Europe, and Asia. Although some distributors carry competitive products, we are the primary line for the majority of our distributors globally. We also have our own direct sales and service organizations in China, the Czech Republic, France, Germany, India, Italy, the Netherlands, Poland, Singapore, Taiwan, the United Kingdom, and certain parts of the United States, which are among the world's principal machine tool consuming markets. The vast majority of our machine tools are manufactured and assembled to our specifications primarily by our wholly-owned subsidiary in Taiwan, HML. Components to support our SRT line of five-axis machining centers, such as the direct-drive spindle, swivel head, and rotary table, are manufactured by our wholly-owned subsidiary in Italy, LCM.

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

	Percentage of Revenues			Year-to-Year % Change
	2025	2024	2023	Increase/Decrease
				’25 vs. ’24	’24 vs. ’23
Sales and service fees	100%	100%	100%	(4)%	(18)%
Gross profit	18%	20%	25%	(13)%	(33)%
Selling, general and administrative expenses	24%	25%	22%	(6)%	(7)%
Operating income (loss)	(6)%	(4)%	3%	24%	(225)%
Net income (loss)	(8)%	(9)%	2%	(9)%	(478)%

Fiscal Year 2025 Compared to Fiscal Year 2024

Sales and Service Fees. Sales and service fees for fiscal year 2025 were $178.6 million, a decrease of $8.0 million, or 4%, compared to fiscal year 2024, and included a favorable currency impact of $2.0 million, or 1%, when translating foreign sales to U.S. dollars for financial reporting purposes.

Net Sales and Service Fees by Geographic Region

The following table sets forth net sales and service fees by geographic region for the fiscal years ended October 31, 2025 and 2024 (dollars in thousands):

	Fiscal Year Ended October 31,				Increase/Decrease
	2025		2024		Amount	%
Americas	$68,604	38%	$72,317	39%	$(3,713)	(5)%
Europe	90,863	51%	94,919	51%	(4,056)	(4)%
Asia Pacific	19,087	11%	19,348	10%	(261)	(1)%
Total	$178,554	100%	$186,584	100%	$(8,030)	(4)%

Sales in the Americas for fiscal year 2025 decreased by 5%, compared to fiscal year 2024, primarily due to a change in mix of machine model shipments in the fourth quarter. The decrease in sales was attributable to decreased shipments of Hurco 5-axis vertical machines and entry-level Hurco and Milltronics 3-axis machines, partially offset by increased sales of higher-performance Hurco 3-axis vertical machines and multi-axis lathes. Even though the mix of machine model shipments in fiscal year 2025 produced lower sales in dollars compared to the prior year, the overall volume of machine shipments in the Americas increased from fiscal 2024 to fiscal 2025.

European sales for fiscal year 2025 decreased by 4%, compared to fiscal year 2024, and included a favorable currency impact of 2%, when translating foreign sales to U.S. dollars for financial reporting purposes. The year-over-year decrease in European sales was primarily attributable to a decreased volume of shipments of Hurco 5-axis vertical machines and entry-level Hurco 3-axis machines in Germany and France, and of electro-mechanical components and accessories manufactured by LCM, partially offset by an increased volume of shipments of Hurco machines in the United Kingdom.

Asian Pacific sales for fiscal year 2025 decreased by 1%, compared to fiscal year 2024, and included an unfavorable currency impact of less than 1%, when translating foreign sales to U.S. dollars for financial reporting purposes. The decrease in Asian Pacific sales in fiscal year 2025 was primarily due to a decrease in sales of Hurco machines in India and China, partially offset by increased sales of Takumi machines in the Asian Pacific region.

Net Sales and Service Fees by Product Category

The following table sets forth net sales and service fees by product group and services for the fiscal years ended October 31, 2025 and 2024 (dollars in thousands):

	Fiscal Year Ended October 31,				Increase/Decrease
	2025		2024		Amount	%
Computerized Machine Tools	$142,259	80%	$147,561	79%	$(5,302)	(4)%
Computer Control Systems and Software †	2,416	1%	2,447	1%	(31)	(1)%
Service Parts	25,095	14%	27,628	15%	(2,533)	(9)%
Service Fees	8,784	5%	8,948	5%	(164)	(2)%
Total	$178,554	100%	$186,584	100%	$(8,030)	(4)%

† Amounts shown do not include computer control systems and software sold as an integrated component of computerized machine tools.

Sales of computerized machine tools for fiscal year 2025 decreased by 4%, compared to fiscal year 2024, primarily due to a lower sales volume of higher-performance 5-axis machines in the Americas, France, India and Germany, and of electro-mechanical components and accessories manufactured by LCM, partially offset by an increased volume of shipments of Hurco machines in the United Kingdom and increased sales of Takumi machines in Asia Pacific. Sales of computer control systems and software for fiscal year 2025 decreased by 1%, compared to fiscal year 2024. Sales of service parts for fiscal year 2025 decreased by 9%, compared to fiscal year 2024, due mainly to a decreased volume of aftermarket sales of Hurco and Takumi parts in Europe and North America. Service fees decreased by 2% for fiscal year 2025, compared to fiscal year 2024, primarily due to decreased service of Hurco machines in the United Kingdom, France and North America, partially offset by increased service of Hurco and Takumi machines in Germany. During fiscal year 2025, sales for all product categories included a favorable currency impact of 1%, when translating foreign sales to U.S. dollars for financial reporting purposes.

Orders and Backlog. Orders for fiscal year 2025 were $171.3 million, a decrease of $27.0 million, or 14%, compared to fiscal year 2024, and included a favorable currency impact of $1.8 million, or less than 1%, when translating foreign orders to U.S. dollars. The following table sets forth new orders booked by geographic region for the fiscal years ended October 31, 2025, and 2024 (dollars in thousands):

	Fiscal Year Ended October 31,				Increase/Decrease
	2025		2024		Amount	%
Americas	$69,148	40%	$76,711	39%	$(7,563)	(10)%
Europe	81,569	48%	99,633	50%	(18,064)	(18)%
Asia Pacific	20,573	12%	21,958	11%	(1,385)	(6)%
Total	$171,290	100%	$198,302	100%	$(27,012)	(14)%

Orders in the Americas for fiscal year 2025 decreased by 10%, compared to fiscal year 2024. The decrease in orders was primarily due to a shift in customer demand from Hurco 5-axis vertical machines, Milltronics toolroom and 3-axis vertical machines, and non-Hurco branded machine tools sold by one of our wholly owned distributors to a higher volume of Hurco lathes and entry-level and higher-performance Hurco 3-axis vertical machines.

European orders for fiscal year 2025 decreased by 18%, compared to fiscal year 2024, and included a favorable currency impact of 2%, when translating foreign orders to U.S. dollars. The year-over-year decrease in orders was driven primarily by decreased customer demand for Hurco and Takumi machines in the United Kingdom, Germany, and France, as well as decreased demand for electro-mechanical components and accessories manufactured by LCM.

Asian Pacific orders for fiscal year 2025 decreased by 6%, compared to fiscal year 2024, and included an unfavorable currency impact of less than 1% when translating foreign orders to U.S. dollars. The decrease in Asian Pacific orders was driven primarily by decreased customer demand for Hurco machines in China and India.

Backlog as of October 31, 2025 decreased to $34.3 million from $40.8 million as of October 31, 2024, primarily due to decreased customer demand for Hurco machines in the United Kingdom, as well as decreased demand for electro-mechanical components and accessories manufactured by LCM. We do not believe backlog is a useful measure of past performance or indicative of future performance. Backlog orders as of October 31, 2025 are expected to be fulfilled in fiscal year 2026.

Gross Profit. Gross profit for fiscal year 2025 was $33.0 million, or 18% of sales, compared to $37.7 million, or 20% of sales, for fiscal year 2024. The year-over-year decreases in both gross profit dollars and as a percentage of sales were primarily due to the lower overall sales volume of vertical milling machines and the change in mix and volume from higher-performance 5-axis machines to 3-axis machines in the Americas and Europe. Additionally, gross profit was negatively impacted by an increase in cost of goods sold as a result of tariffs on goods imported into the U.S. implemented in the second half of fiscal year 2025. The decrease in overall sales dollars and the increase in tariffs negatively impacted gross profit in dollars and percentage of sales, reducing the leverage of fixed costs, in comparison to fiscal year 2024.

Operating Expenses. Selling, general, and administrative expenses for fiscal year 2025 were $43.2 million, or 24% of sales, compared to $46.0 million, or 25% of sales, in fiscal year 2024, and included an unfavorable currency impact of $0.4 million, when translating foreign expenses to U.S. dollars for financial reporting purposes. The year-over-year reduction in selling, general, and administrative expenses was primarily due to decreased tradeshow costs due to IMTS being in the fourth quarter of fiscal year 2024 and additional global cost reductions that we have implemented over the last twelve months during the continued recessed period of sales.

Operating (Loss) Income. Operating loss for fiscal year 2025 was $10.3 million, or 6% of sales, compared to operating loss of $8.3 million, or 4% of sales, for fiscal year 2024. The year-over-year increase in operating loss was primarily due to lower overall sales volume of vertical milling machines and the change in mix and volume from higher-performance 5-axis machines to 3-axis machines in the Americas and Europe. Additionally, operating loss was negatively impacted by increased costs related to tariffs implemented in the second half of fiscal year 2025.

Other Expense, Net. Other expense, net for fiscal year 2025 increased by $0.5 million from fiscal year 2024, due mainly to an increase in foreign currency exchange losses.

Income Taxes. Income taxes expense for fiscal year 2025 was $2.9 million, compared to $6.8 million for fiscal year 2024. The year-over-year decrease in annual income tax expense was primarily due to an $8.4 million non-cash change in valuation allowance recorded in fiscal year 2024 on U.S. and China deferred tax assets, compared to a $4.8 million non-cash change in valuation allowance recorded in fiscal year 2025 on U.S., China, and certain Italian deferred tax assets. Additionally, income taxes were also impacted by a change in geographic mix of income and loss that includes jurisdictions with differing tax rates and discrete items related to unvested stock compensation. We have a $13.2 million full valuation allowance recorded against our U.S., Chinese and certain Italian deferred tax assets and we did not record a tax benefit for our net losses in these countries.

Net (Loss) Income. Net loss for fiscal year 2025 was $15.1 million, or $2.34 per diluted share, compared to a net loss of $16.6 million, or $2.56 per diluted share, for fiscal year 2024. The year-over-year decrease in net loss was primarily due to a lower valuation allowance recorded against our U.S. deferred tax assets.

Liquidity and Capital Resources

As of October 31, 2025, we had cash and cash equivalents of $48.7 million, compared to $33.3 million as of October 31, 2024. The increase in cash and cash equivalents was primarily a result of net cash provided by the reductions in inventories and accounts receivable. Approximately 21% of our $48.7 million of cash and cash equivalents is held in the U.S. The balance is attributable to our foreign operations and is held in the local currencies of our various foreign entities, subject to fluctuations in currency exchange rates. We do not believe that the indefinite reinvestment of these funds offshore impairs our ability to meet our domestic working capital needs.

Working capital as of October 31, 2025, was $173.1 million, compared to $180.8 million as of October 31, 2024. The decrease in working capital was primarily driven by decreases in inventories and accounts receivable, net, as well as increases in accounts payable and derivative liabilities, partially offset by an increase in cash and cash equivalents.

Inventories were $142.9 million as of October 31, 2025, compared to $153.0 million as of October 31, 2024, and included a favorable currency impact of $4.2 million, or 3%, when translating foreign inventories to U.S. dollars for financial reporting purposes. Inventory turns as of October 31, 2025, remained the same at October 31, 2024 at 1.0.

Capital expenditures were $3.0 million in fiscal year 2025, compared to $2.9 million in fiscal year 2024. Capital expenditures for fiscal year 2025 were primarily for software development costs, purchases of factory equipment for production facilities, building and leasehold improvements, and purchases of general software and equipment for sales and service divisions. We funded these expenditures with cash flows from operations.

On January 6, 2023, we announced approval of a share repurchase program in an aggregate amount of up to $25.0 million and later extended this program through November 10, 2026. Repurchases under the program may be made in the open market or through privately negotiated transactions from time to time, subject to applicable laws, regulations and contractual provisions. During fiscal 2025, we repurchased $2.0 million, or 104,472 common shares, under this program. As of October 31, 2025, we had repurchased $5.3 million, or 259,620 common shares, under this program since inception, leaving $19.7 million available for future repurchases thereunder.

On June 14, 2024, we announced a suspension of our regular quarterly cash dividend as we seek to enhance our financial flexibility and improve our ability to manage market volatility while focusing on strengthening our balance sheet, reinvesting in our core business and research and development related to emerging technologies, and returning value to shareholders via the appropriate channels in both the near and long-term. Future dividends are subject to approval of our Board of Directors and will depend upon many factors, including our results of operations, financial condition, capital requirements, regulatory and contractual restrictions, our business strategy, and other factors deemed relevant by our Board of Directors from time to time.

On December 31, 2018, we and our subsidiary Hurco B.V. entered into a credit agreement with Bank of America, N.A., as the lender, which was subsequently amended on each of March 13, 2020, December 23, 2020, December 17, 2021, January 4, 2023, and December 19, 2023 (as amended, the “2018 Credit Agreement”). The 2018 Credit Agreement provided for an unsecured revolving credit and letter of credit facility in a maximum aggregate amount of $40.0 million. The 2018 Credit Agreement provided that the maximum amount of outstanding letters of credit at any one time could not exceed $10.0 million, the maximum amount of outstanding loans made to our subsidiary Hurco B.V. at any one time could not exceed $20.0 million, and the maximum amount of all outstanding loans denominated in alternative currencies at any one time could not exceed $20.0 million. The scheduled maturity date of the 2018 Credit Agreement was December 31, 2025, and on that date, the 2018 Credit Agreement terminated in accordance with its terms.

In March 2019, our wholly-owned subsidiaries in Taiwan, HML, and China, NHML, closed on uncommitted revolving credit facilities with maximum aggregate amounts of 150 million New Taiwan Dollars and 32.5 million Chinese Yuan, respectively. As uncommitted facilities, both the Taiwan and China credit facilities were subject to review and termination by the respective underlying lending institution from time to time. In February and December 2023, NHML and HML, respectively, renewed the above-referenced credit facilities on substantially similar terms and identical maximum aggregate limits.

As of October 31, 2025, our credit facilities consisted of a €1.5 million revolving credit facility in Germany, the 150 million New Taiwan Dollars Taiwan credit facility, the 32.5 million Chinese Yuan China credit facility and the $40.0 million revolving credit facility under the 2018 Credit Agreement. On December 31, 2025, the 150 million New Taiwan Dollars Taiwan credit facility, the 32.5 million Chinese Yuan China credit facility and the $40.0 million revolving credit facility under the 2018 Credit Agreement  terminated in accordance with their terms.

We had no debt or borrowings outstanding under any of our credit facilities as of October 31, 2025, or December 31, 2025. As of October 31, 2025, we had an aggregate of approximately $51.2 million available for borrowing under our credit facilities and were in compliance with all covenants relating thereto.

On January 5, 2026, we entered into a credit agreement with Bank of America, N.A., as the lender (the “2026 Credit Agreement”). The 2026 Credit Agreement provides for a secured revolving credit and letter of credit facility in a maximum aggregate amount of $20.0 million. The 2026 Credit Agreement provides that the maximum amount of outstanding letters of credit at any one time may not exceed $10.0 million and the maximum amount of all outstanding loans denominated in alternative currencies at any one time may not exceed $20.0 million. Under the 2026 Credit Agreement, we are the borrower, and certain of our subsidiaries are guarantors. Our obligations under the 2026 Credit Agreement are secured by a security interest in substantially all of our personal property and substantially all of the personal property of each subsidiary guarantor. The scheduled maturity date of the 2026 Credit Agreement is December 31, 2026.

Borrowings under the 2026 Credit Agreement bear interest at floating rates based on, at our option, either (i) a rate based upon the SOFR, the Sterling Overnight Index Average Reference Rate, the Euro Interbank Offering Rate, or another alternative currency-based rate approved by the lender, depending on the term of the loan and the currency in which such loan is denominated, plus 2.50% per annum, or (ii) a base rate (which is the highest of (a) the federal funds rate plus 0.50%, (b) the prime rate or (c) the one month SOFR-based rate plus 1.00%), plus 1.50% per annum. Outstanding letters of credit will carry an annual rate of 2.50%.

The 2026 Credit Agreement contains customary affirmative and negative covenants and events of default, including covenants (1) restricting us from making certain investments, loans, advances and acquisitions (but permitting us to make investments in subsidiaries of up to $10.0 million); (2) restricting us from making certain payments, including (a) cash dividends, except that we may pay cash dividends as long as immediately before and after giving effect to such payment, the sum of the unused amount of the commitments under the 2026 Credit Agreement plus our cash on hand is not less than $10.0 million, we are in pro forma compliance with the maximum consolidated leverage ratio covenant as described below, and we are not in default before and after giving effect to such dividend payments and (b) payments made to repurchase shares of our common stock, except that we may repurchase shares of our common stock as long as we are not in default before and after giving effect to such repurchases and the aggregate amount of payments made by us for all such repurchases during any fiscal year does not exceed $10.0 million; and (3) requiring that we maintain a maximum consolidated leverage ratio of total debt to EBITDA no greater than 2.00 to 1.00, with EBITDA defined as the greater of (i) consolidated EBITDA for the most recently completed measurement period and (ii) $1.00. We may use the proceeds from advances under the 2026 Credit Agreement for general corporate purposes.

The maximum consolidated leverage ratio covenant effectively prohibits us from borrowing any amounts under the 2026 Credit Agreement when our consolidated EBITDA for the most recently completed measurement period is negative. As of the date we entered into the 2026 Credit Agreement, and as of the date of the filing of this report, the most recently completed measurement period was our fiscal year ended October 31, 2025, during which our consolidated EBITDA was negative. In order to borrow in compliance with the maximum consolidated leverage ratio covenant set forth above, we are effectively prohibited from borrowing under the 2026 Credit Agreement until we have positive consolidated EBITDA for our most recently completed four fiscal quarters.

We also have an international cash pooling strategy that generally provides access to available cash deposits and credit facilities when needed in the U.S., Europe, or Asia Pacific.

We have borrowed only $1.6 million during the fiscal years ended 2015-2018 to fund start-up costs related to expansion in China and have not had any borrowings under any of our previous debt facilities at any other time over the previous ten fiscal years, even during prolonged recessionary industry cycles. While we are currently in the process of evaluating a longer-term global credit solution that aligns with our best interest, we believe our current cash on hand, expected cash flow from operations, access to cash pooling and our current credit facilities provide adequate liquidity to fund our global operations over the next twelve months and beyond, and allow us to remain committed to our strategic plan of product innovation, acquisitions, targeted penetration of developing markets, and a balanced capital allocation program.

We continue to receive and review information on businesses and assets for potential acquisition, including intellectual property assets that are available for purchase.

Contractual Obligations and Commitments

The following is a table of contractual obligations and commitments as of October 31, 2025 (in thousands):

	Payments Due by Period
					More
		Less than			than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Operating leases	$12,674	$4,712	$6,235	$1,189	$538
Accrued compensation benefits and other	6,437	509	38	—	5,890
Total	$19,111	$5,221	$6,273	$1,189	$6,428

In addition to the contractual obligations and commitments disclosed above, we also have a variety of other obligations for the procurement of materials and services, none of which subject us to any material non-cancelable commitments. While some of these obligations arise under long-term supply agreements, we are not committed under these agreements to accept or pay for requirements that are not needed to meet our production needs. We have no material minimum purchase commitments or “take-or-pay” type agreements or arrangements. Unrecognized tax benefits, excluding any interest and penalties, were immaterial for fiscal year 2025 and have been excluded from the table above because we are unable to determine a reasonably reliable estimate of the timing of future payment.

We expect capital spending in fiscal year 2026 to be approximately $4.5 million, which includes investments for software development, leasehold improvement, factory equipment, and general software and equipment for our manufacturing and sales facilities. We expect to fund these commitments with cash on hand and cash generated from operations.

Off Balance Sheet Arrangements

From time to time, our subsidiaries guarantee third party payment obligations in connection with the sale of machines to customers that use financing. We follow Financial Accounting Standards Board (“FASB”) guidance for accounting for guarantees (codified in Accounting Standards Codification (“ASC”) 460). As of October 31, 2025, we had four outstanding third party payment guarantees totaling approximately $0.4 million. The terms of these guarantees are consistent with the underlying customer financing terms. Upon shipment of a machine, the customer assumes the risk of ownership. The customer does not obtain title, however, until the customer has paid for the machine. A retention of title clause allows us to recover the machine if the customer defaults on the financing. We accrue liabilities under these guarantees at fair value, which amounts are insignificant.

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

Income Taxes – We account for income taxes and the related accounts under the asset and liability method. Deferred tax assets and liabilities are measured using enacted income tax rates in each jurisdiction in effect for the year in which the temporary differences are expected to be recovered or settled. These deferred tax assets are reduced by a valuation allowance, which is established when it is more likely than not that some portion or all of the deferred tax assets will not be realized. We operate in multiple jurisdictions through wholly-owned subsidiaries, and our global structure is complex. Accordingly, the ultimate outcome with respect to taxes we may owe may differ from the amounts recognized. Our judgment regarding the realization of deferred tax assets may change due to future profitability and market conditions, change in U.S. or foreign tax laws, and other factors. These changes, if any, may require material adjustments to these deferred tax assets and an accompanying reduction or increase in net income. During fiscal years 2025 and 2024, we recorded non-cash valuation allowances of $4.8 million and $8.6 million, respectively, on our U.S. and China deferred tax assets and on our U.S., China and certain Italian deferred tax assets, respectively. Because we have a $13.2 million full valuation allowance recorded against our U.S., China and certain Italian deferred tax assets, we did not record a tax benefit for our net losses in these countries in either fiscal year 2025 or 2024.

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

Item 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Interest on borrowings under our bank credit agreements are tied to prevailing domestic and foreign interest rates. As of October 31, 2025, we had no borrowings outstanding under any of our credit facilities.

Foreign Currency Exchange Risk

In fiscal year 2025, we derived approximately 62% of our revenues from customers located outside of the Americas, where we invoiced and received payments in several foreign currencies. All of our computerized machine tools and computer control systems, as well as certain proprietary service parts, are sourced by our U.S.-based engineering and manufacturing division and re-invoiced to our foreign sales and service subsidiaries, primarily in their functional currencies.

Our products are sourced from foreign suppliers or built to our specifications by either our wholly-owned subsidiaries in Taiwan, the U.S. and Italy, or an affiliated contract manufacturer in Taiwan. Our purchases are predominantly in foreign currencies and in some cases our arrangements with these suppliers include foreign currency risk sharing agreements, which reduce (but do not eliminate) the effects of currency fluctuations on product costs. The predominant portion of the exchange rate risk associated with our product purchases relates to the New Taiwan Dollar and the Euro.

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

Forward contracts for the sale or purchase of foreign currencies as of October 31, 2025, which are designated as cash flow hedges under FASB guidance related to accounting for derivative instruments and hedging activities, were as follows (in thousands, except weighted average forward rates):

				Contract Amount at
	Notional	Weighted		Forward Rates in
	Amount	Avg.		U.S. Dollars
Forward	in Foreign	Forward		Contract	October 31,
Contracts	Currency	Rate		Date	2025	Maturity Dates
Sale Contracts:
Euro	7,800	1.1449		8,930	9,073	Nov 2025 - Oct 2026
Sterling	2,400	1.3014		3,123	3,153	Nov 2025 - Oct 2026

Purchase Contracts:
New Taiwan Dollar	570,000	29.7886	*	19,135	18,738	Nov 2025 - Oct 2026

*New Taiwan Dollars per U.S. dollar

Forward contracts for the sale or purchase of foreign currencies as of October 31, 2025, which were entered into to protect against the effects of foreign currency fluctuations on inter-company receivables, payables, and loans and are not designated as hedges under this guidance denominated in foreign currencies, were as follows (in thousands, except weighted average forward rates):

				Contract Amount at
	Notional	Weighted		Forward Rates in
	Amount	Avg.		U.S. Dollars
Forward	in Foreign	Forward		Contract	October 31,
Contracts	Currency	Rate		Date	2025	Maturity Dates
Sale Contracts:
Euro	11,941	1.0701		12,778	13,804	Nov 2025 - Feb 2026

Purchase Contracts:
New Taiwan Dollar	1,301,758	29.7438	*	43,766	42,700	Nov 2025 - Jun 2026

* New Taiwan Dollars per U.S. dollar

We are also exposed to foreign currency exchange risk related to our investment in net assets in foreign countries. To manage this risk, we entered into a forward contract with a notional amount of €3.0 million in November 2024. We designated this forward contract as a hedge of our net investment in Euro denominated assets. We selected the forward method under the FASB guidance related to the accounting for derivative instruments and hedging activities. The forward method requires all changes in the fair value of the contract to be reported as a cumulative translation adjustment, net of tax, in Accumulated other comprehensive loss in the same manner as the underlying hedged net assets. This forward contract matured in November 2025 and we entered into a new forward contract for the same notional amount that is set to mature in November 2026. As of October 31, 2025, we had $1.2 million of realized gain and an unrealized loss of $0.2 million, net of tax, recorded as cumulative translation adjustments in Accumulated other comprehensive loss, related to these forward contracts.

Forward contracts designated as net investment hedges under this guidance as of October 31, 2025, were as follows (in thousands, except weighted average forward rates):

	Notional	Weighted	Contract Amount at Forward Rates in
	Amount	Avg.	U.S. Dollars
Forward	in Foreign	Forward	Contract	October 31,	Maturity
Contracts	Currency	Rate	Date	2025	Date
Sale Contracts:
Euro	3,000	1.1005	3,302	3,461	Nov 2025

Item 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders

and the Board of Directors

of Hurco Companies, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheet of Hurco Companies, Inc. and its subsidiaries(the "Company") as of October 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income (loss), cash flows, and changes in shareholders' equity, for each of the two years in the period ended October 31, 2025, and the related notes and the schedule listed in Item 15(a) (collectively referred to as the "financial statements"). We also have audited the Company's internal control over financial reporting as of October 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of October 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years ended October 31, 2025, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

Basis for Opinions

The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Income Taxes - Realizability of Deferred Tax Assets - Refer to Notes 1 and 6 to the Financial Statements

Critical Audit Matter Description

The Company recognizes deferred income taxes for tax attributes and for differences between the financial statement and tax basis of assets and liabilities at enacted statutory tax rates in effect for the years in which the deferred tax liability or asset is expected to be settled or realized. A valuation allowance is provided to offset deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. As described in Note 6 to the financial statements, as a result of a cumulative three-year loss in the U.S., China and Italy, the Company has a $13.2 million full valuation allowance recorded against their U.S., Chinese and certain Italian deferred tax assets and have not recorded a tax benefit for their net losses in these countries for fiscal year 2025. The valuation allowance recorded during fiscal year ended October 31, 2025 reflects a full valuation allowance of U.S, Chinese, and certain Italian deferred tax assets and was recorded based on the Company’s conclusion that the deferred tax assets were not more likely than not going to be realized. Income tax expense for fiscal year included $4.8 million of tax expense directly attributable to the non-cash valuation allowance recorded in fiscal year 2025 on U.S., Chinese and certain Italian deferred tax assets.

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

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the determination of whether it is more likely than not that sufficient taxable income will be generated in the future to realize deferred tax assets included the following, among others:

•

We tested the effectiveness of controls over the income tax provision and deferred tax assets, including management’s controls over whether it is more likely than not that the deferred tax assets will be realized.

•	We assessed the reasonableness of the methods, assumptions, and judgments used by management to determine the tax provision and valuation allowance.
•

With the assistance of our income tax specialists, we evaluated management's application of relevant tax laws to its legal entity structure and the effect on the Company's income tax expense, including the Company's calculations of current period income tax expense, by examining and evaluating management's income tax calculations and assessing the Company's compliance with tax laws.

•	We tested the valuation allowances recorded by testing the mathematical accuracy and management’s conclusions on the realizability of the deferred tax assets.
•

We tested the income tax provision by selecting a sample of permanent and temporary differences, testing the calculation of the effective tax rate and resulting deferred tax assets and liabilities, while considering compliance with tax laws and regulations for those samples.

•	We involved professionals in our firm having expertise in accounting for U.S. and foreign income taxes.

/s/ Deloitte & Touche LLP

Indianapolis, Indiana

January 9, 2026

We have served as the Company's auditor since 2024.

Report of Independent Registered Public Accounting Firm

Shareholders and the Board of Directors

of Hurco Companies, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity and cash flows of Hurco Companies, Inc. (the Company) for the year ended October 31, 2023. Our audit also included the financial statement schedule listed in Item 15(a) for the year ended October 31, 2023 (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the results of the Company’s operations and their cash flows for the year ended October 31, 2023 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ RSM US LLP

Indianapolis, IN

January 5, 2024

We served as the Company’s auditor from 2017 to 2024.

HURCO COMPANIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended October 31,
	2025	2024	2023

	(In thousands, except per share amounts)
Sales and service fees	$178,554	$186,584	$227,807

Cost of sales and service	145,574	148,841	171,639

Gross profit	32,980	37,743	56,168

Selling, general and administrative expenses	43,248	46,029	49,552

Operating (loss) income	(10,268)	(8,286)	6,616

Interest expense	89	578	282

Interest income	256	621	369

Investment income, net	302	80	61

Income from equity investments	80	292	494

Other expense, net	2,450	1,979	504

(Loss) income before income taxes	(12,169)	(9,850)	6,754

Provision (benefit) for income taxes	2,948	6,758	2,365

Net (loss) income	$(15,117)	$(16,608)	$4,389

(Loss) income per common share

Basic	($ 2.34)	($ 2.56)	$ 0.67
Diluted	($ 2.34)	($ 2.56)	$ 0.66

Weighted average common shares outstanding

Basic	6,456	6,489	6,499
Diluted	6,456	6,489	6,528

Dividends paid per share	$—	$0.32	$0.63

The accompanying notes are an integral part of the consolidated financial statements.

HURCO COMPANIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended October 31,
	2025	2024	2023

	(In thousands)
Net (loss) income	$(15,117)	$(16,608)	$4,389

Other comprehensive (loss) income:

Translation (loss) gain of foreign currency financial statements	6,277	3,474	3,274

(Gain) / loss on derivative instruments reclassified into operations, net of tax (expense)/ benefit of $435, $401, and $(146), respectively	1,453	1,339	(488)

Gain / (loss) on derivative instruments, net of tax expense (benefit) of $(172), ($218), and ($439), respectively	(574)	(727)	(1,465)

Total other comprehensive (loss) income	7,156	4,086	1,321

Comprehensive (loss) income	$(7,961)	$(12,522)	$5,710

The accompanying notes are an integral part of the consolidated financial statements.

HURCO COMPANIES, INC.

CONSOLIDATED BALANCE SHEETS

	As of October 31,
	2025	2024

ASSETS	(In thousands, except share and per share data)
Current assets:
Cash and cash equivalents	$48,713	$33,330
Accounts receivable, net	27,928	36,678
Inventories	142,931	153,037
Derivative assets	263	323
Prepaid and other assets	5,243	5,209
Total current assets	225,078	228,577
Property and equipment:
Land	1,046	1,046
Building	7,381	7,381
Machinery and equipment	26,061	28,106
Leasehold improvements	4,569	4,667
	39,057	41,200
Less accumulated depreciation and amortization	(31,083)	(32,404)
Total property and equipment, net	7,974	8,796
Non–current assets:
Software development costs, less accumulated amortization	8,090	7,044
Intangible assets, net	627	763
Operating lease - right of use assets, net	11,560	11,313
Deferred income taxes	794	1,349
Investments	9,005	8,216
Other assets	1,170	2,585
Total non–current assets	31,246	31,270
Total assets	$264,298	$268,643
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$24,904	$24,297
Accounts payable-related parties	1,170	654
Customer deposits	4,788	4,308
Derivative liabilities	3,084	705
Operating lease liabilities	4,374	3,829
Accrued payroll and employee benefits	7,474	7,786
Accrued income taxes	1,472	866
Accrued expenses	3,790	4,258
Accrued warranty expenses	967	1,086
Total current liabilities	52,023	47,789
Non–current liabilities:
Deferred income taxes	38	53
Accrued tax liability	—	537
Operating lease liabilities	7,560	7,852
Deferred credits and other	5,890	5,240
Total non–current liabilities	13,488	13,682
Commitment and contingencies
Shareholders’ equity:
Preferred stock: no par value per share, 1,000,000 shares authorized; no shares issued	—	—
Common stock: no par value, $.10 stated value per share, 12,500,000 shares authorized; 6,569,224 and 6,548,838 shares issued and 6,402,396 and 6,435,624 shares outstanding, as of October 31, 2025 and October 31, 2024, respectively	640	644
Additional paid-in capital	60,850	61,500
Retained earnings	146,305	161,422
Accumulated other comprehensive loss	(9,008)	(16,394)
Total shareholders’ equity	198,787	207,172
Total liabilities and shareholders’ equity	$264,298	$268,643

The accompanying notes are an integral part of the consolidated financial statements.

HURCO COMPANIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended October 31,
	2025	2024	2023

	(In thousands)
Cash flows from operating activities:
Net (loss) income	$(15,117)	$(16,608)	$4,389
Adjustments to reconcile net (loss) income to net cash provided by (used for) operating activities:
Provision for doubtful accounts	(250)	(36)	32
Deferred income taxes	(4,048)	(4,283)	(120)
Deferred income tax valuation allowance	4,821	8,590	141
Equity in (income) loss of affiliates	(80)	(292)	(494)
Foreign currency (gain) loss	711	(426)	(2,551)
Unrealized (gain) loss on derivatives	1,930	(96)	(754)
Depreciation and amortization	2,691	3,532	4,093
Stock–based compensation	1,698	1,648	2,699
Change in assets and liabilities:
(Increase) decrease in accounts receivable	9,737	3,996	(84)
(Increase) decrease in inventories	16,371	8,383	(648)
(Increase) decrease in prepaid and other assets	(466)	1,236	(805)
Increase (decrease) in accounts payable	313	(5,266)	(11,767)
Increase (decrease) in customer deposits	392	1,392	(2,179)
Increase (decrease) in accrued expenses	(798)	(97)	(1,978)
Increase (decrease) in accrued payroll and employee benefits	(312)	(2,067)	(901)
Increase (decrease) in accrued income tax	579	(885)	(985)
Increase (decrease) in accrued tax liability	(537)	(756)	11
Net change in deferred tax assets and liabilities	354	481	(1,277)
Net change in derivative assets and liabilities	(102)	(445)	885
Other	(326)	(520)	(528)
Net cash provided by (used for) operating activities	17,561	(2,519)	(12,821)

Cash flows from investing activities:
Proceeds from sale of property and equipment	247	18	407
Purchase of property and equipment	(910)	(1,241)	(1,286)
Software development costs	(2,111)	(1,635)	(1,291)
Proceeds from surrender of life insurance policies	1,410	—	—
Other investments	118	119	273
Net cash provided by (used for) investing activities	(1,246)	(2,739)	(1,897)

Cash flows from financing activities:
Proceeds from exercise of common stock options	—	—	270
Dividends paid	—	(2,094)	(4,142)
Stock repurchases	(2,000)	(1,500)	(4,609)
Excise tax payable related to stock repurchases	—	—	(28)
Taxes paid related to net settlement of restricted shares	(352)	(315)	(313)
Net cash provided by (used for) financing activities	(2,352)	(3,909)	(8,822)

Effect of exchange rate changes on cash and cash equivalents	1,420	713	1,402

Net increase (decrease) in cash and cash equivalents	15,383	(8,454)	(22,138)

Cash and cash equivalents at beginning of period	33,330	41,784	63,922

Cash and cash equivalents at end of period	$48,713	$33,330	$41,784

Supplemental disclosures:
Cash paid for:
Interest	$—	$—	$—
Income taxes, net	$1,835	$3,018	$4,336

The accompanying notes are an integral part of the consolidated financial statements.

HURCO COMPANIES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Common				Accumulated
	Stock	Common	Additional		Other
(In thousands,	Shares	Stock	Paid–In	Retained	Comprehensive
except shares outstanding)	Outstanding	Amount	Capital	Earnings	Loss	Total
Balances, October 31, 2022	6,566,994	$657	$63,635	$179,877	$(21,525)	$222,644

Net income (loss)	—	—	—	4,389	—	4,389
Other comprehensive income (loss)	—	—	—	—	1,321	1,321
Stock–based compensation expense, net of taxes withheld for vested restricted shares	49,874	5	2,381	—	—	2,386
Exercise of common stock options	11,559	1	269	—	—	270
Stock repurchases, net of excise tax payable	(166,289)	(17)	(4,620)	—	—	(4,637)
Dividends paid ($0.63 per share)	—	—	—	(4,142)	—	(4,142)
Balances, October 31, 2023	6,462,138	$646	$61,665	$180,124	$(20,204)	$222,231

Net income (loss)	—	—	—	(16,608)	—	(16,608)
Other comprehensive income (loss)	—	—	—	—	4,086	4,086
Deferred income tax valuation allowances	—	—	—	—	(276)	(276)
Stock–based compensation expense, net of taxes withheld for vested restricted shares	61,121	6	1,327	—	—	1,333
Stock repurchases	(87,635)	(8)	(1,492)	—	—	(1,500)
Dividends paid ($0.32 per share)	—	—	—	(2,094)	—	(2,094)
Balances, October 31, 2024	6,435,624	$644	$61,500	$161,422	$(16,394)	$207,172

Net income (loss)	—	—	—	(15,117)	—	(15,117)
Other comprehensive income (loss)	—	—	—	—	7,156	7,156
Deferred income tax valuation allowances	—	—	—	—	230	230
Stock-based compensation expense, net of taxes withheld for vested restricted shares	71,244	7	1,339	—	—	1,346
Stock repurchases	(104,472)	(11)	(1,989)	—	—	(2,000)
Balances, October 31, 2025	6,402,396	$640	$60,850	$146,305	$(9,008)	$198,787

The accompanying notes are an integral part of the consolidated financial statements.

HURCO COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation. The consolidated financial statements include the accounts of Hurco Companies, Inc. (an Indiana corporation) and its wholly–owned subsidiaries (“we”, “us”, “our”, “Hurco” or the “Company”). We have a 35% ownership interest in a Taiwan affiliate that is accounted for using the equity method. Our investment in that affiliate was approximately $5.5 million and $5.3 million as of October 31, 2025 and 2024, respectively. That investment is included in Investments on the accompanying Consolidated Balance Sheets. Inter-company accounts and transactions have been eliminated.

Statements of Cash Flows. We consider all highly liquid investments with a stated maturity at the date of purchase of three months or less to be cash equivalents. Cash flows from hedges are classified consistent with the items being hedged.

Translation of Foreign Currencies. All balance sheet accounts of non–U.S. subsidiaries are translated at the exchange rate as of the end of the year and translation adjustments of foreign currency balance sheets are recorded as a component of Accumulated other comprehensive loss in shareholders’ equity. Income and expenses are translated at the average exchange rates during the year. Cumulative foreign currency translation adjustments, net of gains related to our net investment hedges, as of October 31, 2025, were a net loss of $8.2 million, net of tax, and are included in Accumulated other comprehensive loss. Foreign currency transaction gains and losses are recorded as income or expense as incurred and are recorded in Other expense, net.

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

We had forward contracts outstanding as of October 31, 2025, in Euros, Pounds Sterling, and New Taiwan Dollars with set maturity dates ranging from November 2025 through October 2026. The contract amount at forward rates in U.S. dollars as of October 31, 2025 for Euros and Pounds Sterling was $9.1 million and $3.2 million, respectively. The contract amount at forward rates in U.S. dollars for New Taiwan Dollars was $18.7 million as of October 31, 2025. As of October 31, 2025, we had approximately $0.6 million of losses, net of tax, related to cash flow hedges deferred in Accumulated other comprehensive loss. Of this amount, $0.4 million represented unrealized loss, net of tax, related to cash flow hedge instruments that remain subject to currency fluctuation risk. The majority of these deferred losses will be recorded as an adjustment to Cost of sales and service in periods through October 2026, in which the corresponding inventory that is the subject of the related hedge contract is sold, as described above.

We are exposed to foreign currency exchange risk related to our investment in net assets in foreign countries. To manage this risk, we entered into a forward contract with a notional amount of €3.0 million in November 2024. We designated this forward contract as a hedge of our net investment in Euro denominated assets. We selected the forward method under FASB guidance related to the accounting for derivative instruments and hedging activities. The forward method requires all changes in the fair value of the contract to be reported as a cumulative translation adjustment, net of tax, in Accumulated other comprehensive loss in the same manner as the underlying hedged net assets. This forward contract matured in November 2025, and we entered into a new forward contract for the same notional amount that is set to mature in November 2026. As of October 31, 2025, we had a realized gain of $1.2 million and an unrealized loss of $0.2 million, net of tax, recorded as cumulative translation adjustments in Accumulated other comprehensive loss, related to this forward contract.

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

We had forward contracts outstanding as of October 31, 2025, in Euros, Pounds Sterling, and New Taiwan Dollars with set maturity dates ranging from November 2025 through June 2026. The contract amounts at forward rates in U.S. dollars as of October 31, 2025 for Euros and Pounds Sterling totaled $13.8 million. The contract amount at forward rates in U.S. dollars for New Taiwan Dollars was $42.7 million as of October 31, 2025.

Fair Value of Derivative Instruments

We recognize the fair value of derivative instruments as assets and liabilities on a gross basis on our Consolidated Balance Sheets. As of October 31, 2025 and October 31, 2024, all derivative instruments were recorded at fair value on our Consolidated Balance Sheets as follows (in thousands):

	October 31, 2025		October 31, 2024
	Balance Sheet	Fair	Balance Sheet	Fair
Derivatives	Location	Value	Location	Value
Designated as Hedging Instruments:
Foreign exchange forward contracts	Derivative assets	$215	Derivative assets	$165
Foreign exchange forward contracts	Derivative liabilities	$945	Derivative liabilities	$430

Not Designated as Hedging Instruments:
Foreign exchange forward contracts	Derivative assets	$48	Derivative assets	$158
Foreign exchange forward contracts	Derivative liabilities	$2,139	Derivative liabilities	$275

Effect of Derivative Instruments on the Consolidated Balance Sheets, Consolidated Statements of Changes in Shareholders’ Equity, and Consolidated Statements of Operations

Derivative instruments had the following effects on our Consolidated Balance Sheets, Consolidated Statements of Changes in Shareholders’ Equity, and Consolidated Statements of Operations, net of tax, during the fiscal years ended October 31, 2025, 2024, and 2023 (in thousands):

				Location of
	Amount of Gain (Loss)			Gain (Loss)	Amount of Gain (Loss)
	Recognized in			Reclassified	Reclassified from
	Other Comprehensive			From Other	Other Comprehensive
	Income (Loss)			Comprehensive	Income (Loss)
Derivatives	2025	2024	2023	Income (Loss)	2025	2024	2023
Designated as Hedging Instruments:
(Effective Portion)
Foreign exchange forward contracts – Intercompany sales/purchases	(574)	(727)	(1,465)	Cost of sales and service	(1,453)	(1,339)	488
Foreign exchange forward contract – Net investment	(111)	(29)	(99)

We did not recognize any gains or losses as a result of hedges deemed ineffective during the fiscal years ended October 31, 2025, 2024, and 2023.

We recognized the following gains and losses in our Consolidated Statements of Operations during the fiscal years ended October 31, 2025, 2024, and 2023 on derivative instruments not designated as hedging instruments (in thousands):

Derivatives
		Amount of Gain (Loss)
	Location of Gain (Loss)	Recognized in Operations
Derivatives	Recognized in Operations	2025	2024	2023
Not Designated as Hedging Instruments:
Foreign exchange forward contracts	Other expense, net	$(1,295)	$(1,751)	$(3,112)

The following table presents the changes in the components of Accumulated other comprehensive loss, net of tax, for the fiscal years ended October 31, 2025 and 2024 (in thousands):

	Foreign	Cash
	Currency	Flow
	Translation	Hedges	Total
Balance, October 31, 2023	$(17,985)	$(2,219)	$(20,204)
Other comprehensive income (loss) before reclassifications	3,474	(727)	2,747
Reclassifications	—	1,339	1,339
Deferred income tax valuation allowances	—	(276)	(276)
Balance, October 31, 2024	$(14,511)	$(1,883)	$(16,394)
Other comprehensive income (loss) before reclassifications	6,277	(574)	5,703
Reclassifications	—	1,453	1,453
Deferred income tax valuation allowances	—	230	230
Balance, October 31, 2025	$(8,234)	$(774)	$(9,008)

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

Total depreciation and amortization expense recognized for property and equipment was $1.5 million for fiscal year 2025, $1.7 million for fiscal year 2024, and $2.3 million for fiscal year 2023.

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

Research and Development Costs. The costs associated with research and development programs for new products and significant product improvements, other than software development costs, which are eligible for capitalization per FASB guidance, are expensed as incurred and are included in Selling, general, and administrative expenses. Research and development expenses totaled $4.0 million, $3.9 million, and $4.2 million, in fiscal years 2025, 2024, and 2023, respectively.

Software Development Costs. We sell software products that are essential to our machine tools. Costs incurred to develop computer software products and significant enhancements to software features of existing products to be sold or otherwise marketed are capitalized, after technological feasibility is established. Software development costs are amortized on a straight–line basis over the estimated product life of the related software, which ranges from three to five years. We capitalized costs related to software development projects of $2.1 million in fiscal year 2025, $1.6 million in fiscal year 2024, and $1.3 million in fiscal year 2023. Amortization expense for software development costs was $1.1 million, $1.6 million, and $1.6 million for the fiscal years ended October 31, 2025, 2024, and 2023, respectively. The gross carrying amount as of October 31, 2025 and 2024 was $34.1 million and $32.0 million, respectively. Accumulated amortization as of October 31, 2025 and 2024 was $26.0 million and $24.9 million, respectively.

Estimated amortization expense for the remaining unamortized software development costs, which includes projects still in progress, for the fiscal years ending October 31, is as follows (in thousands):

Fiscal Year	Amortization Expense
2026	$769
2027	1,623
2028	1,472
2029	1,500
2030	1,436
2031 and thereafter	1,290

Intangible Assets. For indefinite-lived intangible assets, if the carrying amount exceeds the fair value, an impairment loss is recognized in an amount equal to that excess. Intangible assets that are determined to have a finite life are amortized over their estimated useful lives and are also subject to review for impairment if indicators of impairment are identified. There were no impairments recognized with respect to the carrying value of intangible assets for the years ended October 31, 2025, 2024, or 2023.

As of October 31, 2025, the balances of intangible assets, other than goodwill, were as follows (in thousands):

	Weighted
	Average		Gross
	Amortization		Intangible	Accumulated	Net Intangible
	Period		Assets	Amortization	Assets
Tradenames and trademarks	indefinite		$177	$—	$177
Tradenames and trademarks	14	years	762	(445)	317
Customer relationships	15	years	373	(301)	72
Technology	13	years	706	(665)	41
Noncompete	5	years	580	(580)	—
Patents	6	years	2,973	(2,957)	16
Other	8	years	397	(393)	4
Total			$5,968	$(5,341)	$627

As of October 31, 2024, the balances of intangible assets, other than goodwill, were as follows (in thousands):

	Weighted
	Average		Gross
	Amortization		Intangible	Accumulated	Net Intangible
	Period		Assets	Amortization	Assets
Tradenames and trademarks	indefinite		$177	$—	$177
Tradenames and trademarks	14	years	749	(381)	368
Customer relationships	15	years	371	(286)	85
Technology	13	years	666	(581)	85
Noncompete	5	years	580	(580)	—
Patents	6	years	2,973	(2,933)	40
Other	8	years	393	(385)	8
Total			$5,909	$(5,146)	$763

Intangible asset amortization expense was $0.1 million, $0.2 million, and $0.3 million for fiscal years 2025, 2024, and 2023, respectively. Annual intangible asset amortization expense for the next five years is estimated to be $0.1 million for fiscal year 2026, and less than $0.1 million per year for fiscal years 2027 through 2030.

Impairment of Long–Lived Assets. Annually, or when there are indicators of impairment, we evaluate the carrying value of long–lived assets to be held and used, including property and equipment, software development costs, and intangible assets, when events or circumstances warrant such a review. The carrying value of a long-lived asset (or group of assets) to be held and used is considered impaired when the anticipated separately identifiable undiscounted cash flows from such an asset (or group of assets) are less than the carrying value of the asset (or group of assets). There was no impairment recognized with respect to the carrying values of long-lived assets for the years ended October 31, 2025, 2024, or 2023.

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

The following table presents a reconciliation of our basic and diluted earnings (loss) per share computation:

	Fiscal Year Ended October 31,
	2025		2024		2023
	Basic	Diluted	Basic	Diluted	Basic	Diluted
Net (loss) income	$(15,117)	$(15,117)	$(16,608)	$(16,608)	$4,389	$4,389
Undistributed earnings allocated to participating shares	—	—	—	—	(61)	(61)
Net (loss) income applicable to common shareholders	$(15,117)	$(15,117)	$(16,608)	$(16,608)	$4,328	$4,328

Weighted average shares outstanding	6,456	6,456	6,489	6,489	6,499	6,499
Stock options and contingently issuable securities	—	—	—	—	—	29
	6,456	6,456	6,489	6,489	6,499	6,528
(Loss) income per share	$(2.34)	$(2.34)	$(2.56)	$(2.56)	$0.67	$0.66

For fiscal years 2025 and 2024, there were an immaterial number of stock options and contingently issuable securities that were excluded from the diluted loss per share calculation because they were anti-dilutive due to the net loss in those periods.

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

The end market for our products consists primarily of precision tool, die and mold manufacturers, independent job shops, and specialized short–run production applications within large manufacturing operations. Industries served include: aerospace, defense, medical equipment, energy, automotive/transportation, electronics, and computer industries. Our products are sold principally through approximately 160 independent agents and distributors throughout the Americas, Europe and Asia. We also have our own direct sales and service organizations in China, the Czech Republic, France, Germany, India, Italy, the Netherlands, Poland, Singapore, Taiwan, the United Kingdom, and certain areas of the United States.

We operate in the industrial equipment industry and have a global footprint that subjects us to various business risks in many different countries. During fiscal years 2023 through 2025, there were changes in U.S. and global trade policies, an economic slowdown in Europe, political friction in the U.S. and many other regions of the world, geopolitical tensions, conflicts, wars in Europe and Asia, and volatility of foreign currencies. Because of the potential for extended vulnerability due to these and other factors, we have closely evaluated the estimates we have made in preparing the financial statements as of October 31, 2025, with the understanding that these estimates could change in the near term. We will continue to evaluate and disclose any uncertainty associated with key assumptions underlying fair value estimates, trends, and uncertainties that have had, or are reasonably expected to have, a material effect on our consolidated financial position, results of operations, changes in shareholders' equity, and cash flows for and at the end of each interim period.

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

Manufacturing Risk. At present, our wholly–owned subsidiaries, Hurco Manufacturing Limited (“HML”) produces the vast majority of our machine tools for all three brands, Hurco, Milltronics, and Takumi. In addition, we manufacture electro–mechanical components and accessories for machine tools through our wholly–owned subsidiary, LCM Precision Technology S.r.l. (“LCM”). HML and LCM manufacture their products in Taiwan and Italy, respectively. Any interruption in manufacturing at any of these locations would have an adverse effect on our financial operating results. Interruption in manufacturing at one of these locations could result from a change in the political environment, such as conflicts or wars; trade wars, blockages, embargoes, or tariffs; or a natural disaster, such as an earthquake, typhoon, or tsunami. Any interruption with one of our other third-party key suppliers may also have an adverse effect on our operating results and our financial condition.

3.     INVENTORIES

Inventories are summarized below (in thousands):

	October 31,	October 31,
	2025	2024
Purchased parts and sub–assemblies	$35,346	$35,385
Work–in–process	11,172	13,428
Finished goods	96,413	104,224
Inventories	$142,931	$153,037

Finished goods inventory consigned to our distributors and agents throughout the Americas, Europe, and Asia was $10.6 million and $10.3 million as of October 31, 2025 and 2024, respectively.

4.     CREDIT AGREEMENTS AND BORROWINGS

On December 31, 2018, we and our subsidiary Hurco B.V. entered into a credit agreement with Bank of America, N.A., as the lender, which was subsequently amended on each of March 13, 2020, December 23, 2020, December 17, 2021, January 4, 2023, and December 19, 2023 (as amended, the “2018 Credit Agreement”). The 2018 Credit Agreement provided for an unsecured revolving credit and letter of credit facility in a maximum aggregate amount of $40.0 million. The 2018 Credit Agreement provided that the maximum amount of outstanding letters of credit at any one time could not exceed $10.0 million, the maximum amount of outstanding loans made to our subsidiary Hurco B.V. at any one time could not exceed $20.0 million, and the maximum amount of all outstanding loans denominated in alternative currencies at any one time could not exceed $20.0 million. The scheduled maturity date of the 2018 Credit Agreement was December 31, 2025, and on that date, the 2018 Credit Agreement terminated in accordance with its terms.

In March 2019, our wholly-owned subsidiaries in Taiwan, HML, and China, NHML, closed on uncommitted revolving credit facilities with maximum aggregate amounts of 150 million New Taiwan Dollars and 32.5 million Chinese Yuan, respectively. As uncommitted facilities, both the Taiwan and China credit facilities were subject to review and termination by the respective underlying lending institution from time to time. In February and December 2023, NHML and HML, respectively, renewed the above-referenced credit facilities on substantially similar terms and identical maximum aggregate limits.

As of October 31, 2025, our credit facilities consisted of a €1.5 million revolving credit facility in Germany, the 150 million New Taiwan Dollars Taiwan credit facility, the 32.5 million Chinese Yuan China credit facility, and the $40.0 million revolving credit facility under the 2018 Credit Agreement. On December 31, 2025, the 150 million New Taiwan Dollars Taiwan credit facility, the 32.5 million Chinese Yuan China credit facility and the $40.0 million revolving credit facility under the 2018 Credit Agreement terminated in accordance with their terms.

We had no debt or borrowings outstanding under any of our credit facilities as of October 31, 2025, or December 31, 2025. As of October 31, 2025 we had an aggregate of approximately $51.2 million available for borrowing under our credit facilities.

On January 5, 2026, we entered into a credit agreement with Bank of America, N.A., as the lender (the “2026 Credit Agreement”). The 2026 Credit Agreement provides for a secured revolving credit and letter of credit facility in a maximum aggregate amount of $20.0 million. The 2026 Credit Agreement provides that the maximum amount of outstanding letters of credit at any one time may not exceed $10.0 million, and the maximum amount of all outstanding loans denominated in alternative currencies at any one time may not exceed $20.0 million. Under the 2026 Credit Agreement, we are the borrower, and certain of our subsidiaries are guarantors. Our obligations under the 2026 Credit Agreement are secured by a security interest in substantially all of our personal property and substantially all of the personal property of each subsidiary guarantor. The scheduled maturity date of the 2026 Credit Agreement is December 31, 2026.

Borrowings under the 2026 Credit Agreement bear interest at floating rates based on, at our option, either (i) a rate based upon the secured overnight financing rate (“SOFR”), the Sterling Overnight Index Average Reference Rate, the Euro Interbank Offering Rate, or another alternative currency-based rate approved by the lender, depending on the term of the loan and the currency in which such loan is denominated, plus 2.50% per annum, or (ii) a base rate (which is the highest of (a) the federal funds rate plus 0.50%, (b) the prime rate or (c) the one month SOFR-based rate plus 1.00%), plus 1.50% per annum. Outstanding letters of credit will carry an annual rate of 2.50%.

The 2026 Credit Agreement contains customary affirmative and negative covenants and events of default, including covenants (1) restricting us from making certain investments, loans, advances and acquisitions (but permitting us to make investments in subsidiaries of up to $10.0 million); (2) restricting us from making certain payments, including (a) cash dividends, except that we may pay cash dividends as long as immediately before and after giving effect to such payment, the sum of the unused amount of the commitments under the 2026 Credit Agreement plus our cash on hand is not less than $10.0 million, we are in pro forma compliance with the maximum consolidated leverage ratio covenant as described below, and we are not in default before and after giving effect to such dividend payments and (b) payments made to repurchase shares of our common stock, except that we may repurchase shares of our common stock as long as we are not in default before and after giving effect to such repurchases and the aggregate amount of payments made by us for all such repurchases during any fiscal year does not exceed $10.0 million; and (3) requiring that we maintain a maximum consolidated leverage ratio of total debt to EBITDA no greater than 2.00 to 1.00, with EBITDA defined as the greater of (i) consolidated EBITDA for the most recently completed measurement period and (ii) $1.00. We may use the proceeds from advances under the 2026 Credit Agreement for general corporate purposes.

The maximum consolidated leverage ratio covenant effectively prohibits us from borrowing any amounts under the 2026 Credit Agreement when our consolidated EBITDA for the most recently completed measurement period is negative. As of the date we entered into the 2026 Credit Agreement, the most recently completed measurement period was our fiscal year ended October 31, 2025, during which our consolidated EBITDA was negative. In order to borrow in compliance with the maximum consolidated leverage ratio covenant set forth above, we are effectively prohibited from borrowing under the 2026 Credit Agreement until we have positive consolidated EBITDA for our most recently completed four fiscal quarters.

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

In accordance with this guidance, the following table represents the fair value hierarchy for our financial assets and liabilities measured at fair value as of October 31, 2025 and 2024 (in thousands):

	Assets		Liabilities
	October 31, 2025	October 31, 2024	October 31, 2025	October 31, 2024
Level 1
Mutual Funds	$3,489	$2,942	$—	$—

Level 2
Derivatives	$263	$323	$3,084	$705

Recurring Fair Value Measurements

Included in Level 1 assets are mutual fund investments under a nonqualified deferred compensation plan. We estimate the fair value of these investments on a recurring basis using market prices that are readily available.

Included as Level 2 fair value measurements are derivative assets and liabilities related to gains and losses on foreign currency forward exchange contracts entered into with a third party. We estimate the fair value of these derivatives on a recurring basis using foreign currency exchange rates obtained from active markets. Derivative instruments are reported in the accompanying consolidated financial statements at fair value. We have derivative financial instruments in the form of foreign currency forward exchange contracts as described in Note 1 of Notes to Consolidated Financial Statements. The U.S. dollar equivalent notional amount of these contracts was $91.0 million and $85.1 million as of October 31, 2025 and 2024, respectively.

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

The Budget Reconciliation Act (H.R. 1) (“OBBB”) was signed into law on July 4, 2025. The OBBB did not have a material impact on our consolidated financial statements and related disclosures as of and for the fiscal year ended October 31, 2025. While further evaluation is ongoing, the OBBB is not expected to have a material impact on our consolidated financial statements and related disclosures in future years.

The components of income (loss) before taxes are (in thousands):

	Year Ended October 31,
	2025	2024	2023
Income (loss) before income taxes:
Domestic	$(17,523)	$(15,024)	$(3,259)
Foreign	5,354	5,174	10,013
	$(12,169)	$(9,850)	$6,754

In the fiscal years set forth below, the provision (benefit) for income taxes consisted of the following (in thousands):

	Year Ended October 31,
	2025	2024	2023
Current:
U.S. taxes	$308	$647	$(431)
Foreign taxes	1,867	1,804	2,775
	2,175	2,451	2,344
Deferred:
U.S. taxes	(4,336)	(3,765)	167
Foreign taxes	288	(518)	(287)
	(4,048)	(4,283)	(120)
Total current and deferred income taxes:	(1,873)	(1,832)	2,224
Valuation Allowance	4,821	8,590	141
Provision (benefit) for income taxes	$2,948	$6,758	$2,365

A comparison of income tax expense at the U.S. statutory rate to our effective tax rate is as follows:

	Year Ended October 31,
	2025	2024	2023

U.S. statutory rate	21%	21%	21%
Effect of tax rate of international jurisdictions different than U.S. statutory rates	(3)%	(4)%	6%
Valuation allowance	(40)%	(87)%	2%
State taxes	3%	4%	(1)%
US benefit of foreign intangible income	—%	(2)%	—%
Stock-based compensation	(2)%	(3)%	6%
Tax attribute expiration	(5)%	—%	—%
Other	2%	2%	1%
Effective tax rate	(24)%	(69)%	35%

The Tax Reform Act enacted on December 22, 2017, made comprehensive changes to U.S. federal income tax laws by moving from a global to a modified territorial tax regime. As a result, cash repatriated to the U.S. is generally no longer subject to U.S. federal income tax. As of October 31, 2025, the undistributed earnings of our foreign subsidiaries are expected to be permanently reinvested and retained for continuing operations. Accordingly, we did not accrue any withholding taxes on the undistributed earnings of our foreign subsidiaries, consistent with the position adopted on January 1, 2018.

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

Our effective tax rate for the fiscal year ended October 31, 2025 was (24)%, compared to (69)% in the prior fiscal year. Income tax expense for fiscal year 2025 was $2.9 million, compared to $6.8 million for fiscal year 2024. The year-over-year decrease in annual income tax expense was primarily due to an $8.4 million non-cash change in valuation allowance recorded in fiscal year 2024 on U.S. and China deferred tax assets, compared to a $4.8 million non-cash change in valuation allowance recorded in fiscal year 2025 on U.S., China, and certain Italian deferred tax assets. Additionally, income taxes were also impacted by a change in geographic mix of income and loss that includes jurisdictions with differing tax rates and discrete items related to unvested stock compensation. As a result of a cumulative three-year loss in the U.S., China and Italy, we have a $13.2 million full valuation allowance recorded against our U.S., Chinese and certain Italian deferred tax assets and we did not record a tax benefit for our net losses in these countries for fiscal year 2025. The valuation allowance recorded during the fiscal year ended October 31, 2025 reflects a full valuation allowance of U.S, Chinese, and certain Italian deferred tax assets and was recorded based on our conclusion that the deferred tax assets were not more likely than not going to be realized.

As of October 31, 2025, we had deferred tax assets established for accumulated net operating loss carryforwards of $8.6 million, primarily related to federal, state and foreign jurisdictions. We also have deferred tax assets for tax credits of $2.2 million. We established a valuation allowance against these carryforwards due to the uncertainty of their full realization. As of October 31, 2025, and 2024, the balance of this valuation allowance was $13.2 million and $9.2 million, respectively.

Significant components of our deferred tax assets and liabilities as of October 31, 2025 and 2024 are as follows (in thousands):

	October 31,
	2025	2024
Deferred Tax Assets:
Accrued inventory reserves	$1,413	$1,605
Accrued warranty expenses	153	191
Compensation related expenses	1,799	1,800
Net derivative gain	237	500
Unrealized exchange gain	270	58
Other accrued expenses	313	351
Net operating loss carryforwards	8,622	6,115
Other credit carryforwards	2,181	948
Operating lease liabilities	2,972	2,924
Goodwill and intangibles	693	750
Other	120	118
	18,773	15,360
Less: Valuation allowance – net operating loss and other credit carryforwards	(13,244)	(9,203)
Deferred tax assets	5,529	6,157

Deferred Tax Liabilities:
Property and equipment and capitalized software development costs	(1,384)	(1,525)
Operating lease - right of use assets	(2,885)	(2,837)
Other	(504)	(499)
Net deferred tax assets	$756	$1,296

As of October 31, 2025, we had net operating loss carryforwards for international and U.S. income tax purposes of $54.6 million. Our U.S. federal net operating loss has an unlimited carryforward potential. Our U.S. state net operating losses will either expire at various tax years from 2026 to 2045 or have unlimited carryforward potential. Our foreign net operating losses will either expire at various tax years from 2026 to 2030 or have unlimited carryforward potential. As of October 31, 2025, we also have tax credits of $2.2 million which will expire at various tax years from 2026 to 2045.

A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding the related accrual for interest or penalties, is as follows (in thousands):

	2025	2024	2023
Balance, beginning of year	$21	$138	$138
Reductions due to statute expiration	(21)	(117)	—
Balance, end of year	$—	$21	$138

The balance of the unrecognized tax benefits and related interest was zero on October 31, 2025 because all previous balances expired as of August 2025 due to the statute of limitations with respect to unrecognized tax benefits.

We file U.S. federal and state income tax returns, as well as tax returns in applicable foreign jurisdictions.

A summary of open tax years by major jurisdiction is presented below:

United States federal	Fiscal 2022 through the current period
Germany¹	Fiscal 2022 through the current period
Taiwan	Fiscal 2020 through the current period
United Kingdom	Fiscal 2019 through the current period
¹	Includes federal as well as state, provincial or similar local jurisdictions, as applicable.

7.     EMPLOYEE BENEFITS

We have defined contribution plans that include a majority of our U.S. employees, under which our matching contributions are primarily discretionary. The purpose of these plans is generally to provide additional financial security during retirement by providing employees with an incentive to save throughout their employment. Our contributions and related expense totaled $1.2 million, $1.2 million, and $1.4 million, for the fiscal years ended October 31, 2025, 2024, and 2023, respectively.

8.     STOCK–BASED COMPENSATION

In March 2016, we adopted the Hurco Companies, Inc. 2016 Equity Incentive Plan (as amended, the “2016 Equity Plan”), which allows us to grant awards of stock options, stock appreciation rights, restricted stock, stock units and other stock-based awards. The 2016 Equity Plan replaced the Hurco Companies, Inc. 2008 Equity Incentive Plan (the “2008 Equity Plan”) and is the only active plan under which equity awards may be made by us to our employees and non-employee directors. No further awards will be made under our 2008 Equity Plan. The total number of shares of our common stock that may be issued pursuant to awards under the 2016 Equity Plan was initially 856,048, which included 386,048 shares that remained available for future grants under the 2008 Equity Plan as of March 10, 2016, the date our shareholders approved the 2016 Equity Plan. On March 10, 2022, our shareholders approved the Amended and Restated Hurco Companies, Inc. 2016 Equity Incentive Plan, which, among other items, increased the aggregate number of shares that may be issued under the 2016 Equity Plan by 850,000 shares. On March 13, 2025, our shareholders approved an amendment to the 2016 Equity Plan, which increased the aggregate number of shares that may be issued thereunder by an additional 850,000 shares.

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

Stock Options

The final 11,559 shares remaining available under option were exercised during the fiscal year ended October 31, 2023. There were no stock options outstanding as of October 31, 2025 and 2024.

Time-based Restricted Shares and Performance Stock Units

On March 13, 2025, March 14, 2024, and March 9, 2023, the Compensation Committee granted a total of 29,868 shares, 22,878 shares, and 17,226 shares of time-based restricted stock, respectively, to our non-employee directors, which vest in full one year from the date of grant provided the recipient remains on the board of directors through that date. The grant date fair values of the restricted shares were based on the closing sales price of our common stock on the grant dates, which were $16.07, $20.98, and $27.86 per share, respectively.

On November 13, 2024, November 8, 2023, and November 9, 2022, the Compensation Committee granted a total of 13,525 shares, 16,673 shares, and 12,223 shares of time-based restricted stock, respectively, to our non-executive employees. The restricted shares vest in thirds over three years from the date of grant provided the recipient remains employed through that date. The grant date fair values of the restricted shares were based upon the closing sales price of our common stock on the dates of grant, which were $21.80, $19.78, and $24.53 per shares, respectively.

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

On January 7, 2025, the Compensation Committee also granted a total target number of 41,735 PSUs to our executive officers designated as “PSU – FCF”. These PSUs were weighted as approximately 25% of the overall 2025 executive long-term incentive compensation arrangement and will vest and be paid based upon the achievement of pre-established goals related to our average free cash flow over the three-year period of fiscal years 2025-2027. Participants will have the ability to earn between 50% of the target number of the PSUs – FCF for achieving threshold performance and 200% of the target number of the PSUs – FCF for achieving maximum performance. The grant date fair value of the PSUs – FCF was based on the closing sales price of our common stock on the grant date, which was $19.81 per PSU.

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

On January 4, 2024, the Compensation Committee also granted a total target number of 51,205 PSUs to our executive officers designated as “PSU – FCF”. These PSUs were weighted as approximately 35% of the overall 2024 executive long-term incentive compensation arrangement and will vest and be paid based upon the achievement of pre-established goals related to our average free cash flow over the three-year period of fiscal years 2024-2026. Participants will have the ability to earn between 50% of the target number of the PSUs – FCF for achieving threshold performance and 200% of the target number of the PSUs – FCF for achieving maximum performance. The grant date fair value of the PSUs – FCF was based on the closing sales price of our common stock on the grant date, which was $21.53 per PSU.

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

On January 3, 2023, the Compensation Committee also granted a total target number of 41,126 PSUs to our executive officers designated as “PSU – FCF”. These PSUs were weighted as approximately 35% of the overall 2023 executive long-term incentive compensation arrangement and will vest and be paid based upon the achievement of pre-established goals related to our average free cash flow over the three-year period of fiscal years 2023-2025. Participants will have the ability to earn between 50% of the target number of the PSUs – FCF for achieving threshold performance and 200% of the target number of the PSUs – FCF for achieving maximum performance. The grant date fair value of the PSUs – FCF was based on the closing sales price of our common stock on the grant date, which was $26.38 per PSU.

A reconciliation of our restricted shares and PSU activity and related information is as follows:

		Weighted Average Grant
	Number of Shares	Date Fair Value
Unvested at October 31, 2024	378,092	$24.97
Shares or units granted	210,326	19.41
Shares or units vested	(71,244)	25.80
Shares or units cancelled	(42,930)	30.96
Shares withheld	(17,748)	28.51
Unvested at October 31, 2025	456,496	$21.58

During fiscal years 2025, 2024, and 2023, we recorded approximately $1.7 million, $1.6 million, and $2.7 million, respectively, of stock–based compensation expense related to grants under the 2016 Equity Plan. As of October 31, 2025, there was an estimated $2.4 million of total unrecognized stock–based compensation cost that we expect to recognize by the end of the first quarter of fiscal year 2028.

9.     RELATED PARTY TRANSACTIONS

As of October 31, 2025, we owned approximately 35% of the outstanding shares of a Taiwanese–based contract manufacturer, Hurco Automation, Ltd. (“HAL”). HAL’s scope of activities includes the design, manufacture, sales, and distribution of industrial automation products, software systems, and related components, including control systems and components produced under contract for sale exclusively to us. We are accounting for this investment using the equity method. The investment of $5.5 million and $5.3 million as of October 31, 2025 and 2024, respectively, is included in Investments and other assets, net on the Consolidated Balance Sheets. Purchases of control systems and components from HAL amounted to $6.1 million, $6.6 million, and $10.2 million in fiscal years 2025, 2024, and 2023, respectively. Sales of control component parts to HAL were less than $0.1 million for each of the fiscal years ended October 31, 2025, 2024, and 2023. Trade payables to HAL were $1.2 million and $0.7 million as of October 31, 2025 and 2024, respectively. There were no trade receivables outstanding from HAL as of October 31, 2025 and 2024.

Summary financial information for HAL’s operations and financial condition is as follows (in thousands):

	2025	2024	2023
Net Sales	$7,984	$10,065	$13,025
Gross Profit	1,111	1,915	2,224
Operating Income	(66)	749	1,025
Net Income	174	1,060	2,007

Current Assets	$12,322	$13,101	$13,669
Non–current Assets	9,141	8,389	7,115
Current Liabilities	2,541	3,000	3,385
Non-current Liabilities	2,628	2,509	2,027

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

11.     GUARANTEES AND PRODUCT WARRANTIES

From time to time, our subsidiaries guarantee third party payment obligations in connection with the sale of machines to customers that use financing. We follow FASB guidance for accounting for guarantees (codified in ASC 460). As of October 31, 2025, we had four outstanding third party payment guarantees totaling approximately $0.4 million. The terms of these guarantees are consistent with the underlying customer financing terms. Upon shipment of a machine, the customer assumes the risk of ownership. The customer does not obtain title, however, until it has paid for the machine. A retention of title clause allows us to recover the machine if the customer defaults on the financing. We accrue liabilities under these guarantees at fair value, which amounts are not material.

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

	2025	2024	2023
Balance, beginning of period	$1,086	$1,294	$1,426
Provision for warranties during the period	2,257	2,296	2,629
Charges to the estimated liability	(2,395)	(2,527)	(2,792)
Impact of foreign currency translation	19	23	31
Balance, end of period	$967	$1,086	$1,294

The decreases in our warranty estimated liability from October 31, 2024 to October 31, 2025 and from October 31, 2023 to October 31, 2024 were primarily due to lower overall sales volume of vertical milling machines.

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

We recorded total operating lease expense for the fiscal years ended October 31, 2025 2024, and 2023 of $5.4 million, $5.4 million, and $5.2 million, respectively, which is classified within Cost of sales and service and Selling, general and administrative expenses within the Consolidated Statements of Operations. Operating lease expense includes short-term leases and variable lease payments, which are immaterial. There has been no cost to obtain leases capitalized on the Consolidated Balance Sheets as of October 31, 2025.

The following table summarizes supplemental cash flow information and non-cash activity related to operating leases for fiscal years 2025, 2024 and 2023 (in thousands):

	2025	2024	2023
Operating cash flow information:
Cash paid for amounts included in the measurement of lease liabilities	$5,064	$4,950	$4,770
Non-cash information:
Right-of-use assets obtained in exchange for new operating lease liabilities	$4,763	$4,929	$7,485

The following table summarizes the maturities of undiscounted cash flows of lease commitments reconciled to the total lease liability as of October 31, 2025 (in thousands):

2026	$4,712
2027	3,777
2028	2,458
2029	784
2030	405
2031 and thereafter	538
Total	12,674
Less: Imputed interest	(740)
Present value of operating lease liabilities	$11,934

As of October 31, 2025, the weighted-average remaining term of our lease portfolio was approximately 3.3 years, and the weighted-average discount rate was approximately 3.3%.

13.     SEGMENT INFORMATION

We are organized and managed as a single operating and reportable segment: industrial automation equipment. We design, manufacture, and sell computerized (i.e., Computer Numeric Control) machine tools, consisting primarily of vertical machining centers (mills) and turning centers (lathes), to companies in the metal cutting industry through a worldwide sales, service, and distribution network. Although most of our computer control systems and software products are proprietary, they predominantly use industry standard personal computer components. Our computer control systems and software products are primarily sold as integral components of our computerized machine tool products. We also provide machine tool components, automation integration equipment and solutions for job shops, software options, control upgrades, accessories, and replacement parts for our products, as well as customer service, training, and applications support. Our products are marketed and sold internationally through a broad network of independent distributors and agents and direct sales. In fiscal year 2025, approximately 62% of our revenues were from customers located outside of the Americas, and no single distributor or end-user of our products accounted for more than 5% of our total sales and service fees.

Our chief operating decision maker ("CODM") is the President and Chief Executive Officer, who reviews financial information presented on a consolidated basis. The CODM uses consolidated sales and service fees, gross profit, operating (loss) income and net (loss) income, as shown on the Consolidated Statements of Operations, to assess financial performance and allocate resources. The consolidated financial metrics are used by the CODM to make key operating decisions, such as the allocation of capital between reinvestment in the business, the payment of dividends, and acquisitions. While the CODM receives some additional detailed financial information related to operating expenses, consolidated selling, general and administrative expenses is the significant expense he uses to manage operations. The measure of segment assets is reported on the balance sheet as total consolidated assets.

The following table sets forth the contribution of each of our product groups and services to our total sales and service fees during each of the past three fiscal years (in thousands):

Net Sales and Service Fees by Product Category

	Year Ended October 31,
	2025	2024	2023
Computerized Machine Tools	$142,259	$147,561	$188,335
Computer Control Systems and Software †	2,416	2,447	2,805
Service Parts	25,095	27,628	28,439
Service Fees	8,784	8,948	8,228
Total	$178,554	$186,584	$227,807

†      Amounts shown do not include computer control systems and software sold as an integrated component of computerized machine systems.

The following table sets forth revenues by geographic area, based on customer location, for each of the past three fiscal years (in thousands):

	Year Ended October 31,
	2025	2024	2023
United States of America	$66,293	$70,342	$83,747
Other Americas	3,505	2,956	5,666
Total Americas	69,798	73,298	89,413

Germany	24,299	28,139	30,468
United Kingdom	30,001	26,668	29,704
Other Europe	35,328	36,110	55,609
Total Europe	89,628	90,917	115,781

Asia Pacific	17,627	21,326	21,403
Other Foreign	1,501	1,043	1,210
Grand Total	$178,554	$186,584	$227,807

Long–lived tangible assets, net by geographic area, were (in thousands):

	As of October 31,
	2025	2024	2023
United States of America	$8,308	$9,510	$7,072
Foreign countries	12,236	13,025	4,034
	$20,544	$22,535	$11,106

Net assets by geographic area were (in thousands):

	As of October 31,
	2025	2024	2023
Americas	$22,819	$45,798	$70,649
Europe	100,082	88,810	81,730
Asia Pacific	75,886	72,564	69,852
	$198,787	$207,172	$222,231

14.     NEW ACCOUNTING PRONOUNCEMENTS

New Accounting Pronouncements:

In December 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which is intended to enhance the transparency and usefulness of income tax disclosures by providing incremental and disaggregated income tax disclosures pertaining to the effective tax rate reconciliation and income taxes paid by jurisdiction. This standard is effective for fiscal years beginning after December 31, 2024, with early adoption permitted. The standard allows for prospective or retrospective application upon adoption. We are currently assessing the impact this new accounting guidance will have on our consolidated financial statements and disclosures.

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

In November 2025, the FASB issued ASU 2025-09, Derivatives and Hedging (Topic 815): Hedge Accounting Improvements, which enables entities to apply hedge accounting to a greater number of highly effective economic hedges in the following five areas: (1) similar risk assessment for cash flow hedges, (2) hedging forecasted interest payments on choose-your-rate debt instruments, (3) cash flow hedges of nonfinancial forecasted transactions, (4) net written options as hedging instruments, and (5) foreign-currency-denominated debt instrument as hedging instrument and hedged item (dual hedge). This ASU is effective for fiscal year 2028. Early adoption is permitted. We are currently assessing the impact this new accounting guidance will have on our consolidated financial statements and disclosures.

Item 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.CONTROLS AND PROCEDURES

Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2025, pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of the evaluation date.

There have been no changes in our internal control over financial reporting that occurred during the fourth quarter of the fiscal year ended October 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The attestation report of our independent registered public accounting firm on our internal control over financial reporting is included in this report under Item 8. Financial Statements and Supplementary Data. Our management’s annual report on internal control over financial reporting is below.

Management’s Annual Report on Internal Control over Financial Reporting

To the Shareholders and

Board of Directors

of Hurco Companies, Inc.

Management of Hurco Companies, Inc. (the “Company”) has assessed the effectiveness of the Company’s internal control over financial reporting as of October 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (COSO). Management is responsible for the Company’s financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting.

Because of its inherent limitations, the Company’s internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In management’s opinion, the Company’s internal control over financial reporting as of October 31, 2025, was effective based on the criteria specified above.

Our independent registered public accounting firm, Deloitte & Touche LLP (“Deloitte”), which also audited our consolidated financial statements, audited the effectiveness of our internal control over financial reporting as of October 31, 2025. Deloitte has issued their attestation report, which is included in Part II, Item 8 of this Annual Report on Form 10-K.

/s/ Gregory S. Volovic
Gregory S. Volovic
President and Chief Executive Officer

/s/ Sonja K. McClelland
Sonja K. McClelland
Executive Vice President, Treasurer, and Chief Financial Officer

Indianapolis, Indiana

January 9, 2026

Item 9B.OTHER INFORMATION

Trading Arrangements

During the three months ended October 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any non-Rule 10b5-1 trading arrangement (as defined in the Securities and Exchange Commission’s rules).

Stock Price Performance Graph

The graph below matches the cumulative 5-Year total return of holders of Hurco Companies, Inc.'s common stock with the cumulative total returns of the Russell 2000 index, the NASDAQ Global Select index and a customized peer group of sixteen companies that includes: Ampco-Pittsburgh Corp, Broadwind Inc, Douglas Dynamics Inc, DMC Global Inc, Eastern Company, Energy Recovery Inc, Graham Corp, Helios Technologies Inc, Key Tronic Corp, Omega Flex Inc, Onto Innovation Inc, Proto Labs Inc, Transcat Inc, Twin Disc Inc, UFP Technologies Inc and Vishay Precision Group Inc. The graph assumes that the value of the investment in our common stock, in each index, and in the peer group (including reinvestment of dividends) was $100 on October 31, 2020 and tracks it through October 31, 2025.

	10/31/2020	10/31/2021	10/31/2022	10/31/2023	10/31/2024	10/31/2025
Hurco Companies, Inc.	100.00	110.62	80.67	71.57	76.35	65.23
Russell 2000	100.00	150.80	122.84	112.32	150.59	172.30
NASDAQ Global Select	100.00	138.68	96.13	116.50	165.85	220.31
Peer Group	100.00	136.90	110.52	121.31	165.72	142.33

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

2026 Credit Agreement

Because we are filing this Annual Report on Form 10-K within four business days after the triggering event, we are making the following disclosure under this Part II, Item 9B instead of filing a Current Report on Form 8-K under Item 1.01. Entry into a Material Definitive Agreement and Item 2.03. Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant.

On January 5, 2026, we entered into the 2026 Credit Agreement with Bank of America, N.A., as the lender. The 2026 Credit Agreement provides for a secured revolving credit and letter of credit facility in a maximum aggregate amount of $20.0 million. The 2026 Credit Agreement provides that the maximum amount of outstanding letters of credit at any one time may not exceed $10.0 million and the maximum amount of all outstanding loans denominated in alternative currencies at any one time may not exceed $20.0 million. Under the 2026 Credit Agreement, we are the borrower, and certain of our subsidiaries are guarantors. Our obligations under the 2026 Credit Agreement are secured by a security interest in substantially all of our personal property and substantially all of the personal property of each subsidiary guarantor. The scheduled maturity date of the 2026 Credit Agreement is December 31, 2026.

Borrowings under the 2026 Credit Agreement bear interest at floating rates based on, at our option, either (i) a rate based upon the SOFR, the Sterling Overnight Index Average Reference Rate, the Euro Interbank Offering Rate, or another alternative currency-based rate approved by the lender, depending on the term of the loan and the currency in which such loan is denominated, plus 2.50% per annum, or (ii) a base rate (which is the highest of (a) the federal funds rate plus 0.50%, (b) the prime rate or (c) the one month SOFR-based rate plus 1.00%), plus 1.50% per annum. Outstanding letters of credit will carry an annual rate of 2.50%.

The 2026 Credit Agreement contains customary affirmative and negative covenants and events of default, including covenants (1) restricting us from making certain investments, loans, advances and acquisitions (but permitting us to make investments in subsidiaries of up to $10.0 million); (2) restricting us from making certain payments, including (a) cash dividends, except that we may pay cash dividends as long as immediately before and after giving effect to such payment, the sum of the unused amount of the commitments under the 2026 Credit Agreement plus our cash on hand is not less than $10.0 million, we are in pro forma compliance with the maximum consolidated leverage ratio covenant as described below, and we are not in default before and after giving effect to such dividend payments and (b) payments made to repurchase shares of our common stock, except that we may repurchase shares of our common stock as long as we are not in default before and after giving effect to such repurchases and the aggregate amount of payments made by us for all such repurchases during any fiscal year does not exceed $10.0 million; and (3) requiring that we maintain a maximum consolidated leverage ratio of total debt to EBITDA no greater than 2.00 to 1.00, with EBITDA defined as the greater of (i) consolidated EBITDA for the most recently completed measurement period and (ii) $1.00. We may use the proceeds from advances under the 2026 Credit Agreement for general corporate purposes.

The foregoing summary of the 2026 Credit Agreement is qualified in its entirety by reference to the complete terms and provisions of the 2026 Credit Agreement, which is filed herewith as Exhibit 10.19 and is incorporated herein by reference.

Item 9C.DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

PART III

Item 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated herein by reference to the definitive proxy statement for our 2026 annual meeting of shareholders except that the information required by Item 10 regarding our executive officers is included herein under the caption “Information about our Executive Officers” at the end of Part I.

Item 11.EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the definitive proxy statement for our 2026 annual meeting of shareholders.

Item 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated herein by reference to the definitive proxy statement for our 2026 annual meeting of shareholders.

Item 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to the definitive proxy statement for our 2026 annual meeting of shareholders.

Item 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference to the definitive proxy statement for our 2026 annual meeting of shareholders.

PART IV

Item 15.EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)    1.    Financial Statements. The following consolidated financial statements of the Company are included herein under Item 8 of Part II:

2.     Financial Statement Schedule. The following financial statement schedule is included in this Item.

Schedule II – Valuation and Qualifying Accounts and Reserves

for the Years Ended October 31, 2025, 2024 and 2023

(Dollars in thousands)

		Charged to/
		(Recovered
	Balance at	from)	Charged			Balance
	Beginning	Costs and	to Other			at End
Description	of Period	Expenses	Accounts	Deductions		of Period
Allowance for doubtful accounts for the year ended:
October 31, 2025	$1,482	$174	$—	$422	(1)	$1,234
October 31, 2024	$1,518	$214	$—	$250	(1)	$1,482
October 31, 2023	$1,486	$79	$—	$47	(1)	$1,518

Income tax valuation allowance for the year ended:
October 31, 2025	$9,203	$6,380	$—	$2,339		$13,244
October 31, 2024	$1,810	$8,590	$—	$1,197		$9,203
October 31, 2023	$1,754	$249	$—	$193		$1,810
(1)	Receivable write–offs.

All other financial statement schedules are omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

(b)Exhibits

EXHIBITS INDEX

Exhibits Filed. The following exhibits are filed with this report:

4.1	Description of the Company’s Common Stock.
10.1

Credit Agreement, dated as of January 5, 2026, among Hurco Companies, Inc., as the Borrower, certain subsidiaries party thereto, as the Guarantors, the Lenders party thereto and Bank of America, N.A., as the Administrative Agent.

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
101

The following information from the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 31, 2025, formatted in Inline XBRL: (i) Consolidated Statements of Operations; (ii) Consolidated Statements of Comprehensive Income (Loss); (iii) Consolidated Balance Sheets; (iv) Consolidated Statements of Cash Flows; (v) Consolidated Statements of Changes in Shareholders’ Equity; (vi) Notes to Consolidated Financial Statements; and (vii) information set forth under “Trading Arrangements” in Part II, Item 9B.

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

10.2*

Hurco Companies, Inc. 2016 Equity Incentive Plan, as amended and restated as of March 10, 2022, as further amended March 13, 2025 incorporated herein by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 filed on March 13, 2025.

10.3*	Form of Restricted Stock Agreement (Director) under the 2016 Equity Incentive Plan, incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on March 10, 2016.
10.4*

Form of Restricted Stock Award Agreement (Employee) under the 2016 Equity Incentive Plan, incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2017.

10.5*

Form of Performance Stock Unit Award Agreement (Employee) under the 2016 Equity Incentive Plan, incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2017.

10.6*	Hurco Companies, Inc. Cash Incentive Plan, incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on March 10, 2016.
10.7*

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

10.11*

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
10.14

Credit Agreement, dated as of December 31, 2018, among Hurco Companies, Inc. and Hurco B.V., as the Borrowers, certain subsidiaries party thereto, as the Guarantors, and Bank of America, N.A., as the Lender, incorporated by reference to Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the year ended October 31, 2018.

10.15

First Amendment to Credit Agreement, dated as of March 13, 2020, to the Credit Agreement, dated as of December 31, 2018, among Hurco Companies, Inc. and Hurco B.V., as the Borrowers, certain subsidiaries party thereto, as the Guarantors, and Bank of America, N.A., as the Lender, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed March 13, 2020.

10.16

Second Amendment to Credit Agreement, dated as of December 23, 2020, to the Credit Agreement, dated as of December 31, 2018, among Hurco Companies, Inc. and Hurco B.V., as the Borrowers, certain subsidiaries party thereto, as the Guarantors, and Bank of America, N.A., as the Lender, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed December 29, 2020.

10.17

Third Amendment to Credit Agreement, dated as of December 17, 2021, to the Credit Agreement, dated as of December 31, 2018, among Hurco Companies, Inc. and Hurco B.V., as the Borrowers, certain subsidiaries party thereto, as the Guarantors, and Bank of America, N.A., as the Lender, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed December 23, 2021.

10.18

Fourth Amendment to Credit Agreement, dated as of January 4, 2023, to the Credit Agreement, dated as of December 31, 2018, among Hurco Companies, Inc. and Hurco B.V., as the Borrowers, certain subsidiaries party thereto, as the Guarantors, and Bank of America, N.A., as the Lender, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed January 6, 2023.

10.19

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

Item 16.FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, this 9th day of January, 2026.

HURCO COMPANIES, INC.

By:	/s/ Sonja K. McClelland
Sonja K. McClelland
Executive Vice President, Treasurer and
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature and Title(s)	Date

/s/ Gregory S. Volovic	January 9, 2026
Gregory S. Volovic
Chief Executive Officer, President and Director of Hurco Companies, Inc.
(Principal Executive Officer)

/s/ Sonja K. McClelland	January 9, 2026
Sonja K. McClelland
Executive Vice President, Treasurer and
Chief Financial Officer of Hurco Companies, Inc.
(Principal Financial Officer)

/s/ HaiQuynh Jamison	January 9, 2026
HaiQuynh Jamison Corporate Controller of Hurco Companies, Inc. (Principal Accounting Officer)

/s/ Michael Doar	January 9, 2026
Michael Doar, Executive Chairman of the Board

/s/ Cynthia Dubin	January 9, 2026
Cynthia Dubin, Director

/s/ Timothy J. Gardner	January 9, 2026
Timothy J. Gardner, Director

/s/ Jay C. Longbottom	January 9, 2026
Jay C. Longbottom, Director

/s/ Richard Porter	January 9, 2026
Richard Porter, Director

/s/ Benjamin Rashleger	January 9, 2026
Benjamin Rashleger, Director

/s/ Janaki Sivanesan	January 9, 2026
Janaki Sivanesan, Director