Form 10-Q
period 2026-01-31
HURCO COMPANIES INC
filed 2026-03-06
CIK 315374

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

⌧   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended January 31, 2026 or

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

The number of shares of the Registrant’s common stock outstanding as of February 28, 2026 was 6,446,454.

HURCO COMPANIES, INC.

Form 10-Q Quarterly Report for Fiscal Quarter Ended January 31, 2026

PART I - FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

HURCO COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended
	January 31,
	2026	2025

	(unaudited)
Sales and service fees	$42,868	$46,414

Cost of sales and service	34,930	38,124

Gross profit	7,938	8,290

Selling, general and administrative expenses	11,108	10,382

Operating (loss) income	(3,170)	(2,092)

Interest expense	6	58

Interest income	42	94

Investment income, net	105	161

Other income (expense), net	22	(384)

(Loss) income before income taxes	(3,007)	(2,279)

Provision (benefit) for income taxes	461	2,041

Net (loss) income	$(3,468)	$(4,320)

(Loss) income per common share

Basic	$(0.54)	$(0.67)
Diluted	$(0.54)	$(0.67)

Weighted average common shares outstanding

Basic	6,425	6,459
Diluted	6,425	6,459

The accompanying notes are an integral part of the condensed consolidated financial statements.

HURCO COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Three Months Ended
	January 31,
	2026	2025

	(unaudited)
Net (loss) income	$(3,468)	$(4,320)

Other comprehensive (loss) income:

Translation (loss) gain of foreign currency financial statements	178	(5,394)

(Gain) / loss on derivative instruments reclassified into operations, net of tax (expense) / benefit of $43 and $156, respectively	142	522

Gain / (loss) on derivative instruments, net of tax expense (benefit) of $(219) and ($29), respectively	(731)	(96)

Total other comprehensive (loss) income	(411)	(4,968)

Comprehensive (loss) income	$(3,879)	$(9,288)

The accompanying notes are an integral part of the condensed consolidated financial statements.

HURCO COMPANIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	January 31,	October 31,
	2026	2025
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$48,011	$48,713
Accounts receivable, net	25,832	27,928
Inventories	141,735	142,931
Derivative assets	82	263
Prepaid and other assets	7,064	5,243
Total current assets	222,724	225,078
Property and equipment:
Land	1,046	1,046
Building	7,381	7,381
Machinery and equipment	25,967	26,061
Leasehold improvements	4,543	4,569
	38,937	39,057
Less accumulated depreciation and amortization	(31,294)	(31,083)
Total property and equipment, net	7,643	7,974
Non–current assets:
Software development costs, less accumulated amortization	8,438	8,090
Intangible assets, net	415	627
Operating lease - right of use assets, net	11,171	11,560
Deferred income taxes	792	794
Investments	9,111	9,005
Other assets	1,241	1,170
Total non–current assets	31,168	31,246
Total assets	$261,535	$264,298
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$27,577	$26,074
Customer deposits	5,430	4,788
Derivative liabilities	3,134	3,084
Operating lease liabilities	4,381	4,374
Accrued payroll and employee benefits	6,266	7,474
Accrued income taxes	1,682	1,472
Accrued expenses	3,786	3,790
Accrued warranty expenses	962	967
Total current liabilities	53,218	52,023
Non–current liabilities:
Deferred income taxes	32	38
Accrued tax liability	—	—
Operating lease liabilities	7,181	7,560
Deferred credits and other	6,073	5,890
Total non–current liabilities	13,286	13,488
Commitment and contingencies	—	—
Shareholders’ equity:
Preferred stock: no par value per share, 1,000,000 shares authorized; no shares issued	—	—
Common stock: no par value, $.10 stated value per share, 12,500,000 shares authorized; 6,637,605 and 6,569,224 shares issued and 6,446,454 and 6,402,396 shares outstanding, as of January 31, 2026 and October 31, 2025, respectively	645	640
Additional paid-in capital	61,165	60,850
Retained earnings	142,837	146,305
Accumulated other comprehensive loss	(9,616)	(9,008)
Total shareholders’ equity	195,031	198,787
Total liabilities and shareholders’ equity	$261,535	$264,298

The accompanying notes are an integral part of the condensed consolidated financial statements.

HURCO COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended
	January 31,
	2026	2025

	(unaudited)
Cash flows from operating activities:
Net (loss) income	$(3,468)	$(4,320)
Adjustments to reconcile net (loss) income to net cash provided by (used for) operating activities:
Provision for doubtful accounts	(71)	(9)
Deferred income taxes	(1,168)	(1,090)
Deferred income tax valuation allowance	1,142	2,385
Equity in (income) loss of affiliates	(110)	(87)
Foreign currency (gain) loss	(1,624)	(199)
Unrealized (gain) loss on derivatives	(316)	1,054
Depreciation and amortization	569	710
Stock–based compensation	591	584
Change in assets and liabilities:
(Increase) decrease in accounts receivable	1,658	7,537
(Increase) decrease in inventories	3,061	9,261
(Increase) decrease in prepaid and other assets	(2,005)	(1,636)
Increase (decrease) in accounts payable	1,895	(1,894)
Increase (decrease) in customer deposits	706	(959)
Increase (decrease) in accrued expenses	(123)	84
Increase (decrease) in accrued payroll and employee benefits	(1,204)	(1,520)
Increase (decrease) in accrued income tax	211	605
Increase (decrease) in accrued tax liability	—	—
Net change in deferred tax assets and liabilities	124	78
Net change in derivative assets and liabilities	(161)	38
Other	(323)	(285)
Net cash provided by (used for) operating activities	(616)	10,337

Cash flows from investing activities:
Proceeds from sale of property and equipment	—	176
Purchase of property and equipment	(71)	(93)
Software development costs	(539)	(463)
Cash received from sale of a business	1,165	—
Net cash provided by (used for) investing activities	555	(380)

Cash flows from financing activities:
Taxes paid related to net settlement of restricted shares	(271)	(352)
Net cash provided by (used for) financing activities	(271)	(352)

Effect of exchange rate changes on cash and cash equivalents	(370)	(1,115)

Net increase (decrease) in cash and cash equivalents	(702)	8,490

Cash and cash equivalents at beginning of period	48,713	33,330

Cash and cash equivalents at end of period	$48,011	$41,820

Supplemental disclosures:
Cash paid for:
Interest	$—	$—
Income taxes, net	$315	$50

The accompanying notes are an integral part of the condensed consolidated financial statements.

HURCO COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands, except shares outstanding)

	Three Months Ended January 31, 2026 and 2025
	(unaudited)
					Accumulated
	Common Stock		Additional		Other
	Shares		Paid–in	Retained	Comprehensive
(unaudited)	Outstanding	Amount	Capital	Earnings	Income (Loss)	Total
Balances, October 31, 2024	6,435,624	$644	$61,500	$161,422	$(16,394)	$207,172
Net income (loss)	—	—	—	(4,320)	—	(4,320)
Other comprehensive income (loss)	—	—	—	—	(4,968)	(4,968)
Deferred income tax valuation allowances	—	—	—	—	27	27
Stock–based compensation expense, net of taxes withheld for vested restricted shares	48,366	4	228	—	—	232
Balances, January 31, 2025	6,483,990	$648	$61,728	$157,102	$(21,335)	$198,143

Balances, October 31, 2025	6,402,396	$640	$60,850	$146,305	$(9,008)	$198,787
Net income (loss)	—	—	—	(3,468)	—	(3,468)
Other comprehensive income (loss)	—	—	—	—	(411)	(411)
Deferred income tax valuation allowances	—	—	—	—	(197)	(197)
Stock–based compensation expense, net of taxes withheld for vested restricted shares	44,058	5	315	—	—	320
Balances, January 31, 2026	6,446,454	$645	$61,165	$142,837	$(9,616)	$195,031

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

The condensed consolidated financial information as of January 31, 2026, and for the three months ended January 31, 2026, and January 31, 2025, is unaudited.  However, in our opinion, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary to present fairly our consolidated financial position, results of operations, changes in shareholders’ equity and cash flows for and at the end of the interim periods.  We suggest that you read these Condensed Consolidated Financial Statements in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended October 31, 2025.

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

We had forward contracts outstanding as of January 31, 2026, denominated in Euros, Pounds Sterling, and New Taiwan Dollars with set maturity dates ranging from February 2026 through January 2027. The contract amounts, expressed at forward rates in U.S. dollars at January 31, 2026, were $7.5 million for Euros, $4.0 million for Pounds Sterling, and $19.1 million for New Taiwan Dollars. At January 31, 2026, we had $0.7 million of realized loss, net of tax, related to cash flow hedges deferred in Accumulated other comprehensive loss. Included in this amount was $0.9 million of unrealized loss, net of tax, related to cash flow hedge instruments that remain subject to currency fluctuation risk. The majority of these deferred gains will be recorded as an adjustment to Cost of sales and service in periods through January 2027, when the corresponding inventory that is the subject of the related hedge contracts is sold, as described above.

We are also exposed to foreign currency exchange risk related to our investment in net assets in foreign countries. To manage this risk, we entered into a forward contract with a notional amount of €3.0 million in November 2025. We designated this forward contract as a hedge of our net investment in Euro denominated assets. We selected the forward method under FASB guidance related to the accounting for derivative instruments and hedging activities. The forward method requires all changes in the fair value of the contract to be reported as a cumulative translation adjustment in Accumulated other comprehensive loss, net of tax, in the same manner as the underlying hedged net assets. This forward contract matures in November 2026. As of January 31, 2026, we had a realized gain of $1.0 million and an unrealized loss of $0.1 million, net of tax, recorded as cumulative translation adjustments in Accumulated other comprehensive loss related to this forward contract.

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

We had forward contracts outstanding as of January 31, 2026, denominated in Euros, Pounds Sterling, and New Taiwan Dollars with set maturity dates ranging from February 2026 through September 2026.  The contract amounts, expressed at forward rates in U.S. dollars at January 31, 2026, totaled $56.3 million.

Fair Value of Derivative Instruments

We recognize the fair value of derivative instruments as assets and liabilities on a gross basis on our Condensed Consolidated Balance Sheets. As of January 31, 2026, and October 31, 2025, all derivative instruments were recorded at fair value on our Condensed Consolidated Balance Sheets as follows (in thousands):

	January 31, 2026		October 31, 2025
	Balance Sheet	Fair	Balance Sheet	Fair
Derivatives	Location	Value	Location	Value
Designated as Hedging Instruments:
Foreign exchange forward contracts	Derivative assets	$19	Derivative assets	$215
Foreign exchange forward contracts	Derivative liabilities	$1,288	Derivative liabilities	$945

Not Designated as Hedging Instruments:
Foreign exchange forward contracts	Derivative assets	$63	Derivative assets	$48
Foreign exchange forward contracts	Derivative liabilities	$1,846	Derivative liabilities	$2,139

Effect of Derivative Instruments on the Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Changes in Shareholders’ Equity and Condensed Consolidated Statements of Operations

Derivative instruments had the following effects on our Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Changes in Shareholders’ Equity, and Condensed Consolidated Statements of Operations, net of tax, during the three months ended January 31, 2026 and 2025 (in thousands):

			Location of Gain	Amount of Gain
	Amount of Gain (Loss)		(Loss) Reclassified	(Loss) Reclassified
	Recognized in Other		from Other	from Other
	Comprehensive		Comprehensive	Comprehensive
Derivatives	Income (Loss)		Income (Loss)	Income (Loss)
	Three Months Ended			Three Months Ended
	January 31,			January 31,
	2026	2025		2026	2025
Designated as Hedging Instruments:
(Effective portion)
Foreign exchange forward contracts – Intercompany sales/purchases	$(731)	$(96)	Cost of sales and service	$(142)	$(522)
Foreign exchange forward contract – Net investment	$(69)	$106

We did not recognize any gains or losses as a result of hedges deemed ineffective for either of the three months ended January 31, 2026 or 2025. We recognized the following gains and losses in our Condensed Consolidated Statements of Operations during the three months ended January 31, 2026 and 2025, on derivative instruments not designated as hedging instruments (in thousands):

	Location of Gain
	(Loss) Recognized	Amount of Gain (Loss)
Derivatives	in Operations	Recognized in Operations
		Three Months Ended
		January 31,
		2026	2025
Not Designated as Hedging Instruments:
Foreign exchange forward contracts	Other income (expense), net	$(1,551)	$(1,093)

The following table presents the changes in the components of Accumulated other comprehensive loss, net of tax, for the three months ended January 31, 2026 (in thousands):

	Foreign Currency	Cash Flow
	Translation	Hedges	Total
Balance, October 31, 2025	$(8,234)	$(774)	$(9,008)
Other comprehensive income (loss) before reclassifications	178	(731)	(553)
Reclassifications	—	142	142
Deferred income tax valuation allowances	—	(197)	(197)
Balance, January 31, 2026	$(8,056)	$(1,560)	$(9,616)

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

On January 6, 2026, the Compensation Committee approved a long-term incentive compensation arrangement for our executive officers in the form of time-based restricted shares and performance stock units (“PSUs”), which will be payable in shares of our common stock if earned and vested. The awards were approximately 45% time-based vesting and approximately 55% performance-based vesting. The three-year performance period for the PSUs is fiscal year 2026 through fiscal year 2028.

On that date, the Compensation Committee granted a total of 66,491 shares of time-based restricted stock to our executive officers.  The restricted shares vest in thirds over three years from the date of grant provided the recipient continues service with the company through that date.  The grant date fair value of the restricted shares was based upon the closing sales price of our common stock on the date of grant, which was $16.29 per share.

On January 6, 2026, the Compensation Committee also granted a total target number of 44,327 PSUs to our executive officers designated as “PSU – NI”. These PSUs were weighted as approximately 30% of the overall 2026 executive long-term incentive compensation arrangement and will vest and be paid based upon the achievement of pre-established goals related to our average net income over the three-year period of fiscal years 2026-2028. Participants will have the ability to earn between 50% of the target number of the PSUs – NI for achieving threshold performance and 200% of the target number of the PSUs – NI for achieving maximum performance. The grant date fair value of the PSUs – NI was based on the closing sales price of our common stock on the grant date, which was $16.29 per PSU.

On January 6, 2026, the Compensation Committee also granted a total target number of 36,940 PSUs to our executive officers designated as “PSU – FCF”. These PSUs were weighted as approximately 25% of the overall 2026 executive long-term incentive compensation arrangement and will vest and be paid based upon the achievement of pre-established goals related to our average free cash flow over the three-year period of fiscal years 2026-2028. Participants will have the ability to earn between 50% of the target number of the PSUs – FCF for achieving threshold performance and 200% of the target number of the PSUs – FCF for achieving maximum performance. The grant date fair value of the PSUs – FCF was based on the closing sales price of our common stock on the grant date, which was $16.29 per PSU.

On November 12, 2025, the Compensation Committee granted a total of 20,260 shares of time-based restricted stock to our non-executive employees. The restricted shares vest in thirds over three years from the date of grant provided the recipient continues service with the company through that date. The grant date fair value of the restricted shares was based upon the closing sales price of our common stock on the date of grant, which was $16.65 per share.

A reconciliation of our restricted stock and PSU activity and related information for the three-month period ended January 31, 2026 is as follows:

		Weighted Average Grant
	Number of Shares	Date Fair Value
Unvested at October 31, 2025	456,496	$21.58
Shares or units granted	168,018	16.33
Shares or units vested	(44,058)	21.64
Shares or units cancelled	(89,983)	26.24
Shares withheld	(16,516)	21.70
Unvested at January 31, 2026	473,957	$18.82

During the first quarter of each of fiscal years 2026 and 2025, we recorded approximately $0.6 million of stock-based compensation expense related to grants under the 2016 Equity Plan. As of January 31, 2026, there was an estimated $4.6 million of total unrecognized stock-based compensation cost that we expect to recognize by the end of the first quarter of fiscal year 2029.

5.    EARNINGS (LOSS) PER SHARE

Per share results have been computed based on the average number of common shares outstanding over the period in question.  The computation of basic and diluted net income (loss) per share is determined using net income (loss) applicable to common shareholders as the numerator and the number of shares outstanding as the denominator as follows (in thousands, except per share amounts):

	Three Months Ended
	January 31,
	2026		2025
	Basic	Diluted	Basic	Diluted
Net (loss) income	$(3,468)	$(3,468)	$(4,320)	$(4,320)
Undistributed earnings allocated to participating shares	—	—	—	—
Net (loss) income applicable to common shareholders	$(3,468)	$(3,468)	$(4,320)	$(4,320)

Weighted average shares outstanding	6,425	6,425	6,459	6,459
Stock options and contingently issuable securities	—	—	—	—
	6,425	6,425	6,459	6,459
(Loss) income per share	$(0.54)	$(0.54)	$(0.67)	$(0.67)

For the three months ended January 31, 2026 and January 31, 2025, there were an immaterial number of stock options and contingently issuable securities that were excluded from the diluted loss per share calculation because they were anti-dilutive due to the net loss in the periods.

6.    ACCOUNTS RECEIVABLE

Accounts receivable is net of provision for credit losses of $1.2 million as of each of January 31, 2026, and October 31, 2025.

7.    INVENTORIES

Inventories, priced at the lower of cost (first-in, first-out method) or net realizable value, are summarized below (in thousands):

	January 31,	October 31,
	2026	2025
Purchased parts and sub–assemblies	$34,163	$35,346
Work–in–process	11,286	11,172
Finished goods	96,286	96,413
Inventories	$141,735	$142,931

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

We recorded total operating lease expense of $1.3 million for each of the three months ended January 31, 2026 and 2025, which is classified within Cost of sales and service and Selling, general and administrative expenses within the Condensed Consolidated Statements of Operations.  Operating lease expense includes short-term leases and variable lease payments, which are immaterial.  There were no lease costs capitalized on the Condensed Consolidated Balance Sheets as of January 31, 2026.

The following table summarizes supplemental cash flow information and non-cash activity related to operating leases for the three months ended January 31, 2026 and 2025 (in thousands):

	Three Months Ended January 31,
	2026	2025
Operating cash flow information:
Cash paid for amounts included in the measurement of lease liabilities	$1,262	$1,210
Non-cash information:
Right-of-use assets obtained in exchange for new operating lease liabilities	$1,035	$1,909

The following table summarizes the maturities of undiscounted cash flows of lease commitments reconciled to the total lease liability as of January 31, 2026 (in thousands):

Remainder of 2026	$3,623
2027	4,010
2028	2,745
2029	869
2030	469
2031 and thereafter	560
Total	12,276
Less: Imputed interest	(714)
Present value of operating lease liabilities	$11,562

As of January 31, 2026, the weighted-average remaining term of our lease portfolio was approximately 3.2 years and the weighted-average discount rate was approximately 3.4%.

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

The following table sets forth sales and service fees by product group and services for the three months ended January 31, 2026 and 2025 (in thousands):

	Three Months Ended January 31,
	2026	2025
Computerized Machine Tools	$33,540	$37,802
Computer Control Systems and Software †	452	656
Service Parts	6,863	5,864
Service Fees	2,013	2,092
Total	$42,868	$46,414

† Amounts shown do not include computer control systems and software sold as an integrated component of computerized machine systems.

10.    GUARANTEES AND PRODUCT WARRANTIES

From time to time, our subsidiaries guarantee third party payment obligations in connection with the sale of machines to customers that use financing. We follow FASB guidance for accounting for guarantees (codified in ASC 460). As of January 31, 2026, we had four outstanding third party payment guarantees totaling approximately $0.4 million. The terms of these guarantees are consistent with the underlying customer financing terms. Upon shipment of a machine, the customer assumes the risk of ownership. The customer does not obtain title, however, until it has paid for the machine. A retention of title clause allows us to recover the machine if the customer defaults on the financing. We accrue liabilities under these guarantees at fair value, which amounts are insignificant.

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

A reconciliation of the changes in our warranty estimated liability is as follows (in thousands):

	Three Months Ended
	January 31,
	2026	2025
Balance, beginning of period	$967	$1,086
Provision for warranties during the period	367	492
Charges to the estimated liability	(382)	(565)
Impact of foreign currency translation	10	(27)
Balance, end of period	$962	$986

The year-over-year decrease in our warranty estimated liability was primarily due to a lower sales volume of machines.

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

In March 2019, our wholly-owned subsidiaries in Taiwan (Hurco Manufacturing Limited (“HML”)) and China (Ningbo Hurco Machine Tool, Ltd. (“NHML”)) closed on uncommitted revolving credit facilities with maximum aggregate amounts of 150 million New Taiwan Dollars and 32.5 million Chinese Yuan, respectively.  As uncommitted facilities, both the Taiwan and China credit facilities were subject to review and termination by the respective underlying lending institution from time to time. On December 31, 2025, the 150 million New Taiwan Dollars Taiwan credit facility and the 32.5 million Chinese Yuan China credit facility terminated in accordance with their terms.

On January 5, 2026, we entered into a new credit agreement with Bank of America, N.A., as the lender (the “2026 Credit Agreement”). The 2026 Credit Agreement provides for a secured revolving credit and letter of credit facility in a maximum aggregate amount of $20.0 million. The 2026 Credit Agreement provides that the maximum amount of outstanding letters of credit at any one time may not exceed $10.0 million, and the maximum amount of all outstanding loans denominated in alternative currencies at any one time may not exceed $20.0 million. Under the 2026 Credit Agreement, we are the borrower, and certain of our subsidiaries are guarantors. Our obligations under the 2026 Credit Agreement are secured by a security interest in substantially all of our personal property and substantially all of the personal property of each subsidiary guarantor. The scheduled maturity date of the 2026 Credit Agreement is December 31, 2026.

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

The maximum consolidated leverage ratio covenant effectively prohibits us from borrowing any amounts under the 2026 Credit Agreement when our consolidated EBITDA for the most recently completed measurement period is negative. As of the date of this report, the most recently completed measurement period was our first fiscal quarter ended January 31, 2026, during which our consolidated EBITDA was negative. In order to borrow in compliance with the maximum consolidated leverage ratio covenant set forth above, we are effectively prohibited from borrowing under the 2026 Credit Agreement until we have positive consolidated EBITDA for our most recently completed four fiscal quarters.

As of January 31, 2026, our credit facilities consisted of a €1.5 million revolving credit facility in Germany and the $20.0 million secured revolving credit and letter of credit facility.  We had no debt or borrowings outstanding under any of our credit facilities as of January 31, 2026.

12.  INCOME TAXES

Our provision for income taxes and effective tax rate is affected by the geographic composition of pre-tax income which includes jurisdictions with differing tax rates, conditional reduced tax rates, and other events that are not consistent from period to period, such as changes in income tax laws.

We recorded income tax expense during the first three months of fiscal year 2026 of $0.5 million, compared to $2.0 million for the corresponding prior year period. Our effective tax rate for the first three months of fiscal year 2026 was (15%), compared to (90%) in the corresponding prior year period. The year-over-year change was primarily due to a $1.2 million valuation allowance recorded during the first quarter of 2025 on our Italian deferred tax assets and changes in geographic mix of income and loss that includes jurisdictions with differing tax rates. A full valuation allowance has been recorded against our Italian, U.S., and Chinese deferred tax assets as of January 31, 2026, based on our conclusion that the deferred tax assets were not more likely than not to be realized.

The Budget Reconciliation Act (H.R. 1) (“OBBB”) was signed into law on July 4, 2025. The OBBB did not have a material impact on our condensed consolidated financial statements and related disclosures as of and for the three months ended January 31, 2026. While further evaluation is ongoing, the OBBB is not expected to have a material impact on our consolidated financial statements and related disclosures in future years.

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

In accordance with this guidance, the following table represents the fair value hierarchy for our financial assets and liabilities measured at fair value as of January 31, 2026, and October 31, 2025 (in thousands):

	Assets		Liabilities
	January 31, 2026	October 31, 2025	January 31, 2026	October 31, 2025
Level 1
Mutual Funds	$3,587	$3,489	$—	$—

Level 2
Derivatives	$82	$263	$3,134	$3,084

Included in Level 1 assets are mutual fund investments under a nonqualified deferred compensation plan. We estimate the fair value of these investments on a recurring basis using market prices that are readily available.

Included in Level 2 fair value measurements are derivative assets and liabilities related to gains and losses on foreign currency forward exchange contracts entered into with a third party. We estimate the fair value of these derivatives on a recurring basis using foreign currency exchange rates obtained from active markets. Derivative instruments are reported in the accompanying Condensed Consolidated Financial Statements at fair value. We have derivative financial instruments in the form of foreign currency forward exchange contracts as described in Note 3 of Notes to Condensed Consolidated Financial Statements. The U.S. dollar equivalent notional amounts of these contracts were $92.6 million and $91.0 million at January 31, 2026, and October 31, 2025, respectively.

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

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) contains information intended to help provide an understanding of our financial condition and other related matters, including our liquidity, capital resources, and results of operations. The MD&A is provided as a supplement to, and should be read in conjunction with, our unaudited financial statements and the notes accompanying our unaudited financial statements appearing elsewhere in this report, as well as our audited financial statements, the accompanying notes and the MD&A included in our Annual Report on Form 10-K for the year ended October 31, 2025.

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

The following overview is intended to provide a brief explanation of the principal factors that have contributed to our recent financial performance. This overview is intended to be read in conjunction with the more detailed information included in our financial statements and notes thereto, that appear elsewhere in this report.

The market for machine tools is international in scope. We have both significant foreign sales and significant foreign manufacturing operations. During the first three months of fiscal 2026, approximately 48% of our revenues were attributable to customers in Europe, where we typically sell more of our higher-performance, higher-priced VMX series machines. Additionally, approximately 13% of our revenues were attributable to customers in the Asia Pacific region, where we encounter greater pricing pressures. We operate in a cyclical industry where sales and order trends often change periodically and can vary from region to region.  During a time of global uncertainty and lower sales volumes experienced recently, we have turned our attention to adjusting overhead expenses and operating expenses to help minimize the impact of the lower volumes of sales on operating income. We implemented cost reductions in fiscal years 2024 and 2025, adjusted and managed inventories (excluding the impact of foreign currency), and suspended our regular quarterly cash dividend. We used that cashflow to manage our capital allocation strategies to continue investing in new technologies, product development, and necessary capital expenditures to maximize cashflows without incurring any significant indebtedness as we continue to seek new acquisitions and other growth opportunities. The cyclicality of our business requires that we exercise discipline in managing through unexpected changes in the markets and industries in which we operate. We believe that our long history of profitability and the strength of our balance sheet can provide us with stability to manage through these business cycles, and we rely on our past experience in making measured decisions for the long-term success of our business.

Sales and service fees in the first three months of fiscal 2026 decreased by 8%, compared to the same period in fiscal 2025. The decrease in sales was due primarily to decreased shipments of Milltronics vertical milling and toolroom machines in the Americas and Hurco machines in the United Kingdom, Germany, China and India, as well as a decreased volume of shipments of electro-mechanical components and accessories manufactured by LCM. Orders in the first three months of fiscal 2026 increased by 5%, compared to the same period in fiscal 2025, reflecting an increase in customer demand for Hurco and Takumi machines in the Americas and India, partially offset by decreased customer demand for Hurco and Takumi machines in Europe and Hurco machines in China.

We have three CNC machine tool brands in our product portfolio. Hurco is the technology innovation brand for customers who want to increase productivity and profitability by selecting a brand with the latest software and motion technology. Milltronics is the value-based brand for shops that want easy-to-use machines at competitive prices. The Takumi brand is for customers that need very high speed, high efficiency performance, such as that required in the production, die and mold, aerospace, and medical industries.  Takumi machines are equipped with industry standard controls instead of the proprietary controls found on Hurco and Milltronics machines. These three brands of CNC machine tools are responsible for the vast majority of our revenue. However, we have added other non-Hurco branded products to our product portfolio that have contributed product diversity and market penetration opportunity. These non-Hurco branded products are sold by our wholly-owned distributors and are comprised primarily of other general-purpose vertical milling centers and lathes, laser cutting machines, CNC grinders, compact horizontal machines, metal cutting saws and CNC lathes. ProCobots LLC is our wholly-owned subsidiary that provides automation solutions. In addition, through LCM, we produce high value machine tool components and accessories.

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

RESULTS OF OPERATIONS

Three Months Ended January 31, 2026 Compared to Three Months Ended January 31, 2025

Sales and Service Fees. Sales and service fees for the first quarter of fiscal year 2026 were $42.9 million, a decrease of $3.5 million, or 8%, compared to the corresponding prior year period, and included a favorable currency impact of $1.8 million, or 4%, when translating foreign sales to U.S. dollars for financial reporting purposes.

Sales and Service Fees by Geographic Region

The following table sets forth net sales and service fees by geographic region for the first fiscal quarter ended January 31, 2026 and 2025 (dollars in thousands):

	Three Months Ended
	January 31,
	2026		2025		$ Change	% Change
Americas	$16,656	39%	$18,108	39%	$(1,452)	(8)%
Europe	20,547	48%	21,614	47%	(1,067)	(5)%
Asia Pacific	5,665	13%	6,692	14%	(1,027)	(15)%
Total	$42,868	100%	$46,414	100%	$(3,546)	(8)%

Sales in the Americas for the first quarter of fiscal year 2026 decreased by 8%, compared to the corresponding period in fiscal year 2025, primarily due to a decreased volume of shipments of Milltronics vertical milling and toolroom machines.

European sales for the first quarter of fiscal year 2026 decreased by 5%, compared to the corresponding period in fiscal year 2025, and included a favorable currency impact of 8%, when translating foreign sales to U.S. dollars for financial reporting purposes. The decrease in European sales for the first quarter of fiscal year 2026 was primarily attributable to a decreased volume of shipments of Hurco VM machines and lathes in the UK and Germany.  In addition to the decreased machine sales for the quarter, European sales also reflected a decline in shipment of accessories manufactured by LCM.

Asian Pacific sales for the first quarter of fiscal year 2026 decreased by 15%, compared to the corresponding period in fiscal year 2025, and included a favorable currency impact of 2%, when translating foreign sales to U.S. dollars for financial reporting purposes. The decrease in Asian Pacific sales primarily resulted from a lower volume of shipments of Hurco machines in China and India.

Sales and Service Fees by Product Category

The following table sets forth sales and service fees by product group and services for the first fiscal quarter ended January 31, 2026 and 2025 (dollars in thousands):

	Three Months Ended
	January 31,
	2026		2025		$ Change	% Change
Computerized Machine Tools	$33,540	78%	$37,802	81%	$(4,262)	(11)%
Computer Control Systems and Software †	452	1%	656	1%	(204)	(31)%
Service Parts	6,863	16%	5,864	13%	999	17%
Service Fees	2,013	5%	2,092	5%	(79)	(4)%
Total	$42,868	100%	$46,414	100%	$(3,546)	(8)%

† Amounts shown do not include computer control systems and software sold as an integrated component of computerized machine tools.

Sales of computerized machine tools for the first quarter of fiscal year 2026 decreased by 11%, compared to the corresponding prior year period, primarily due to a decreased volume of shipments of Milltronics machines in the Americas and of Hurco machines in the United Kingdom, Germany, China and India. Sales of computer control systems and software for the first quarter of fiscal year 2026 decreased by 31%, compared to the corresponding prior year period, due mainly to decreased software sales in the Americas and European regions. Sales of service parts for the first quarter of fiscal year 2026 increased by 17%, compared to the corresponding prior year period, primarily due to increases in aftermarket parts sales of Takumi and Hurco products in the European and Asian Pacific regions. Service fees for the first quarter of fiscal year 2026 decreased by 4%, compared to the corresponding prior year period, primarily due to decreased aftermarket service fees in the Americas, partially offset by increased aftermarket service fees in the United Kingdom and France. Sales for all product lines included a favorable currency impact of 4% when translating foreign sales to U.S. dollars for financial reporting purposes.

Orders. Orders for the first quarter of fiscal year 2026 were $42.0 million, an increase of $1.9 million, or 5%, compared to the corresponding period in fiscal year 2025, and included a favorable currency impact of $1.5 million, or 4%, when translating foreign orders to U.S. dollars.

The following table sets forth new orders booked by geographic region for the first fiscal quarter ended January 31, 2026 and 2025 (dollars in thousands):

	Three Months Ended
	January 31,
	2026		2025		$ Change	% Change
Americas	$17,301	41%	$14,643	37%	$2,658	18%
Europe	18,966	45%	19,370	48%	(404)	(2)%
Asia Pacific	5,713	14%	6,072	15%	(359)	(6)%
Total	$41,980	100%	$40,085	100%	$1,895	5%

Orders in the Americas for the first quarter of fiscal year 2026 increased by 18%, compared to the corresponding period in fiscal year 2025, primarily due to increased customer demand for Hurco and Takumi machines.

European orders for the first quarter of fiscal year 2026 decreased by 2%, compared to the corresponding prior year period, and included a favorable currency impact of 8%, when translating foreign orders to U.S. dollars. The decrease in orders was driven primarily by decreased customer demand for Hurco and Takumi machines in Germany, France, Italy and the UK, partially offset by increased customer demand for electro-mechanical components and accessories manufactured by LCM.

Asian Pacific orders for the first quarter of fiscal year 2026 decreased by 6%, compared to the corresponding prior year period, and included an unfavorable currency impact of less than 1%, when translating foreign orders to U.S. dollars. The decrease in Asian Pacific orders was driven primarily by a decrease in customer demand for Hurco machines in China, partially offset by increased customer demand for Hurco and Takumi machines in India.

Gross Profit. Gross profit for the first quarter of fiscal year 2026 was $7.9 million, or 19% of sales, compared to $8.3 million, or 18% of sales, for the corresponding prior year period. The year-over-year increase in gross profit as a percentage of sales was primarily due to a greater sales mix of Hurco and Takumi higher-performance machines and improved leverage of fixed costs allocated to sales and production volumes.

Operating Expenses. Selling, general, and administrative expenses for the first quarter of fiscal year 2026 were $11.1 million, or 26% of sales, compared to $10.4 million, or 22% of sales, in the corresponding fiscal year 2025 period, and included an unfavorable currency impact of $0.4 million, when translating foreign expenses to U.S. dollars for financial reporting purposes. The year-over-year increase in selling, general, and administrative expenses for the quarter reflected the unfavorable currency impact and increased employee benefits costs.

Operating Income (Loss). Operating loss for the first quarter of fiscal year 2026 was $3.2 million, compared to $2.1 million for the corresponding period in fiscal year 2025. The year-over-year increase in operating loss was primarily due to a decreased volume of shipments of Hurco and Milltronics machines.

Other Income (Expense), Net. Other income, net for the first quarter of fiscal year 2026 was less than $0.1 million compared to other expense, net of $0.4 million for the corresponding period in fiscal year 2025.  The year-over-year change was due mainly to gains from sale of an business and a decrease in foreign currency exchange loss.

Income Taxes. Income tax expense for the first quarter of fiscal year 2026 was $0.5 million, compared to $2.0 million for the corresponding prior year period. The year-over-year change was primarily due to a $1.2 million valuation allowance recorded during the first quarter of 2025 on our Italian deferred tax assets and changes in geographic mix of income and loss that includes jurisdictions with differing tax rates.  A full valuation allowance has been recorded against our Italian, U.S., and Chinese deferred tax assets as of January 31, 2026 based on our conclusion that the deferred tax assets were not more likely than not to be recognized.

LIQUIDITY AND CAPITAL RESOURCES

At January 31, 2026, we had cash and cash equivalents of $48.0 million, compared to $48.7 million at October 31, 2025. Approximately 19% of the $48.0 million of cash and cash equivalents was denominated in U.S. dollars. The balance was attributable to our foreign operations and is held in the local currencies of our various foreign entities, subject to fluctuations in currency exchange rates. We do not believe that the indefinite reinvestment of these funds offshore impairs our ability to meet our domestic working capital needs.

Working capital was $169.5 million at January 31, 2026, compared to $173.1 million at October 31, 2025. The decrease in working capital was primarily driven by an increase in accounts payable and a decrease in inventories.

Capital expenditures of $0.6 million during the first three months of fiscal year 2026 were primarily for software development costs and capital improvements in existing facilities. We funded these expenditures with cash on hand.

On January 6, 2023, we announced approval of a share repurchase program in an aggregate amount of up to $25.0 million and later extended this program through November 10, 2026. Repurchases under the program may be made in the open market or through privately negotiated transactions from time to time, subject to applicable laws, regulations and contractual provisions. We did not repurchase any shares of our common stock during the first quarter of fiscal 2026. As of January 31, 2026, we had repurchased $5.3 million, or 259,620 common shares, under this program since inception, leaving $19.7 million available for future repurchases thereunder.

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

In March 2019, our wholly-owned subsidiaries in Taiwan, HML, and China, NHML, closed on uncommitted revolving credit facilities with maximum aggregate amounts of 150 million New Taiwan Dollars and 32.5 million Chinese Yuan, respectively. As uncommitted facilities, both the Taiwan and China credit facilities were subject to review and termination by the respective underlying lending institution from time to time. On December 31, 2025, the 150 million New Taiwan Dollars Taiwan credit facility and the 32.5 million Chinese Yuan China credit facility terminated in accordance with their terms.

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

The maximum consolidated leverage ratio covenant effectively prohibits us from borrowing any amounts under the 2026 Credit Agreement when our consolidated EBITDA for the most recently completed measurement period is negative. As of the date of this report, the most recently completed measurement period was our first quarter ended January 31, 2026, during which our consolidated EBITDA was negative. In order to borrow in compliance with the maximum consolidated leverage ratio covenant set forth above, we are effectively prohibited from borrowing under the 2026 Credit Agreement until we have positive consolidated EBITDA for our most recently completed four fiscal quarters.

As of January 31, 2026, our credit facilities consisted of a €1.5 million revolving credit facility in Germany and the $20.0 million secured revolving credit and letter of credit facility.  We had no debt or borrowings outstanding under any of our credit facilities as of January 31, 2026.

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

CRITICAL ACCOUNTING ESTIMATES

Our MD&A is based upon our condensed consolidated financial statements, which have been prepared in accordance with U.S. Generally Accepted Accounting Principles. The preparation of financial statements in conformity with those accounting principles requires us to make judgments and estimates that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Those judgments and estimates have a significant effect on the financial statements because they result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Actual results could differ from those estimates. Our critical accounting estimates, which are described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2025, are frequently evaluated as our judgment and estimates are based upon historical experience and on various other assumptions that we believe to be reasonable under the circumstances. During the first three months of fiscal year 2026, there were no material changes to our critical accounting estimates as described in the MD&A included in our Annual Report on Form 10-K for the year ended October 31, 2025.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

There have been no material changes related to our contractual obligations and commitments from the information provided in our Annual Report on Form 10-K for the fiscal year ended October 31, 2025.

OFF BALANCE SHEET ARRANGEMENTS

From time to time, our subsidiaries guarantee third party payment obligations in connection with the sale of machines to customers that use financing. We follow FASB guidance for accounting for guarantees (codified in ASC 460). As of January 31, 2026, we had four outstanding third party payment guarantees totaling approximately $0.4 million. The terms of these guarantees are consistent with the underlying customer financing terms. Upon shipment of a machine, the customer assumes the risk of ownership. The customer does not obtain title, however, until the customer has paid for the machine. A retention of title clause allows us to recover the machine if the customer defaults on the financing. We accrue liabilities under these guarantees at fair value, which amounts are insignificant.

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

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Interest on borrowings under our bank credit agreements are tied to prevailing domestic and foreign interest rates. At January 31, 2026, we had no borrowings outstanding under any of our credit facilities.

Foreign Currency Exchange Risk

In the first three months of fiscal year 2026, we derived approximately 61% of our revenues from customers located outside of the Americas, where we invoiced and received payments in several foreign currencies. All of our computerized machine tools and computer control systems, as well as certain proprietary service parts, are sourced by our U.S.-based engineering and manufacturing division and re-invoiced to our foreign sales and service subsidiaries, primarily in their functional currencies.

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

Forward contracts for the sale or purchase of foreign currencies as of January 31, 2026, which are designated as cash flow hedges under FASB guidance related to accounting for derivative instruments and hedging activities, were as follows (in thousands, except weighted average forward rates):

				Contract Amount at
	Notional	Weighted		Forward Rates in
	Amount	Avg.		U.S. Dollars
Forward	in Foreign	Forward		Contract	January 31,
Contracts	Currency	Rate		Date	2026	Maturity Dates
Sale Contracts:
Euro	6,300	1.1659		7,345	7,541	Feb 2026 - Jan 2027
Sterling	2,900	1.3395		3,885	3,975	Feb 2026 - Jan 2027

Purchase Contracts:
New Taiwan Dollar	600,000	29.9820	*	20,012	19,117	Feb 2026 - Jan 2027

* New Taiwan Dollars per U.S. dollar

Forward contracts for the sale or purchase of foreign currencies as of January 31, 2026, which were entered into to protect against the effects of foreign currency fluctuations on receivables and payables denominated in foreign currencies and are not designated as hedges under FASB guidance, were as follows (in thousands, except weighted average forward rates):

				Contract Amount at
	Notional	Weighted		Forward Rates in
	Amount	Avg.		U.S. Dollars
Forward	in Foreign	Forward		Contract	January 31,
Contracts	Currency	Rate		Date	2026	Maturity Dates
Sale Contracts:
Euro	9,404	1.1821		11,117	11,242	Feb 2026 - Jul 2026

Purchase Contracts:
New Taiwan Dollar	1,411,672	30.2379	*	46,686	45,029	Feb 2026 - Sep 2026

* New Taiwan Dollars per U.S. dollar

We are also exposed to foreign currency exchange risk related to our investment in net assets in foreign countries. To manage this risk, we have maintained a forward contract with a notional amount of €3.0 million. We designated this forward contract as a hedge of our net investment in Euro-denominated assets. We selected the forward method under FASB guidance related to the accounting for derivative instruments and hedging activities. The forward method requires all changes in the fair value of the contract to be reported as a cumulative translation adjustment in Accumulated other comprehensive loss, net of tax, in the same manner as the underlying hedged net assets. This forward contract matures in November 2026. As of January 31, 2026, we had a realized gain of $1.0 million and an unrealized loss of $0.1 million, net of tax, recorded as cumulative translation adjustments in Accumulated other comprehensive loss related to the hedging of our net investment in Euro-denominated assets. Forward contracts for the sale or purchase of foreign currencies as of January 31, 2026, which are designated as net investment hedges under this guidance, were as follows (in thousands, except weighted average forward rates):

	Notional	Weighted	Contract Amount at Forward Rates in
	Amount	Avg.	U.S. Dollars
Forward	in Foreign	Forward	Contract	January 31,	Maturity
Contracts	Currency	Rate	Date	2026	Date
Sale Contracts:
Euro	3,000	1.1723	3,517	3,605	Nov 2026

Item 4.    CONTROLS AND PROCEDURES

We conducted an evaluation under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2026, pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of the evaluation date.

There were no changes in our internal control over financial reporting during the three months ended January 31, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.    RISK FACTORS

There have been no material changes from the risk factors disclosed in Part I, Item 1A – Risk Factors in our Annual Report on Form 10 K for the year ended October 31, 2025.

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not repurchase any shares of our common stock in the first quarter of fiscal year 2026.

Item 5.    OTHER INFORMATION

During the period covered by this report, the Audit Committee of our Board of Directors engaged our independent registered public accounting firm to perform non-audit, tax planning services. This disclosure is made pursuant to Section 10A(i)(2) of the Exchange Act, as added by Section 202 of the Sarbanes-Oxley Act of 2002.

During the three months ended January 31, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any non-Rule 10b5-1 trading arrangement (as defined in the Securities and Exchange Commission’s rules).

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

10.1

Credit Agreement, dated as of January 5, 2026, among Hurco Companies, Inc., as the Borrower, certain subsidiaries party thereto, as the Guarantors, the Lenders party thereto and Bank of America, N.A., as the Administrative Agent, incorporated by reference to Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 31, 2025.

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

101

The following information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2026, formatted in Inline XBRL: (i) Condensed Consolidated Statements of Operations; (ii) Condensed Consolidated Statements of Comprehensive Income (Loss); (iii) Condensed Consolidated Balance Sheets; (iv) Condensed Consolidated Statements of Cash Flows; (v) Condensed Consolidated Statements of Changes in Shareholders’ Equity; (vi) Notes to Condensed Consolidated Financial Statements; and (vii) information regarding trading arrangements set forth in Part II, Item 5.

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
March 6, 2026