Form 10-Q
period 2026-04-30
HURCO COMPANIES INC
filed 2026-06-05
CIK 315374

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

⌧   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended April 30, 2026 or

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

The number of shares of the Registrant’s common stock outstanding as of May 31, 2026 was 6,476,322.

HURCO COMPANIES, INC.

Form 10-Q Quarterly Report for Fiscal Quarter Ended April 30, 2026

PART I - FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

HURCO COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2026	2025	2026	2025

	(unaudited)		(unaudited)
Sales and service fees	$47,618	$40,867	$90,486	$87,281

Cost of sales and service	37,287	33,038	72,217	71,162

Gross profit	10,331	7,829	18,269	16,119

Selling, general and administrative expenses	11,130	10,897	22,238	21,279

Operating (loss) income	(799)	(3,068)	(3,969)	(5,160)

Interest expense	30	4	36	62

Interest income	71	87	113	181

Investment income, net	4	12	109	173

Other expense, net	(843)	(572)	(821)	(956)

(Loss) income before income taxes	(1,597)	(3,545)	(4,604)	(5,824)

Provision (benefit) for income taxes	775	518	1,236	2,559

Net (loss) income	$(2,372)	$(4,063)	$(5,840)	$(8,383)

(Loss) income per common share

Basic	$(0.37)	$(0.62)	$(0.91)	$(1.29)
Diluted	$(0.37)	$(0.62)	$(0.91)	$(1.29)

Weighted average common shares outstanding

Basic	6,473	6,500	6,449	6,479
Diluted	6,473	6,500	6,449	6,479

The accompanying notes are an integral part of the condensed consolidated financial statements.

HURCO COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2026	2025	2026	2025

	(unaudited)		(unaudited)
Net (loss) income	$(2,372)	$(4,063)	$(5,840)	$(8,383)

Other comprehensive (loss) income:

Translation (loss) gain of foreign currency financial statements	(725)	8,061	(547)	2,667

(Gain) / loss on derivative instruments reclassified into operations, net of tax (expense)/ benefit of $55, $86, $98 and $242, respectively	186	285	328	807

Gain / (loss) on derivative instruments, net of tax expense (benefit) of ($57), ($123), ($276) and ($152), respectively	(189)	(411)	(920)	(507)

Total other comprehensive (loss) income	(728)	7,935	(1,139)	2,967

Comprehensive (loss) income	$(3,100)	$3,872	$(6,979)	$(5,416)

The accompanying notes are an integral part of the condensed consolidated financial statements.

HURCO COMPANIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	April 30,	October 31,
	2026	2025
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$50,055	$48,713
Accounts receivable, net	27,552	27,928
Inventories	137,180	142,931
Derivative assets	132	263
Prepaid and other assets	6,450	5,243
Total current assets	221,369	225,078
Property and equipment:
Land	1,046	1,046
Building	7,381	7,381
Machinery and equipment	24,261	26,061
Leasehold improvements	4,269	4,569
	36,957	39,057
Less accumulated depreciation and amortization	(29,601)	(31,083)
Total property and equipment, net	7,356	7,974
Non–current assets:
Software development costs, less accumulated amortization	8,827	8,090
Intangible assets, net	379	627
Operating lease - right of use assets, net	10,353	11,560
Deferred income taxes	816	794
Investments	9,170	9,005
Other assets	1,217	1,170
Total non–current assets	30,762	31,246
Total assets	$259,487	$264,298
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$26,632	$26,074
Customer deposits	7,801	4,788
Derivative liabilities	2,707	3,084
Operating lease liabilities	4,281	4,374
Accrued payroll and employee benefits	7,309	7,474
Accrued income taxes	1,048	1,472
Accrued expenses	3,664	3,790
Accrued warranty expenses	984	967
Total current liabilities	54,426	52,023
Non–current liabilities:
Deferred income taxes	27	38
Accrued tax liability	—	—
Operating lease liabilities	6,460	7,560
Deferred credits and other	6,155	5,890
Total non–current liabilities	12,642	13,488
Commitment and contingencies	—	—
Shareholders’ equity:
Preferred stock: no par value per share, 1,000,000 shares authorized; no shares issued	—	—
Common stock: no par value, $.10 stated value per share, 12,500,000 shares authorized; 6,675,629 and 6,569,224 shares issued and 6,484,478 and 6,402,396 shares outstanding, as of April 30, 2026 and October 31, 2025, respectively	648	640
Additional paid-in capital	61,637	60,850
Retained earnings	140,465	146,305
Accumulated other comprehensive loss	(10,331)	(9,008)
Total shareholders’ equity	192,419	198,787
Total liabilities and shareholders’ equity	$259,487	$264,298

The accompanying notes are an integral part of the condensed consolidated financial statements.

HURCO COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2026	2025	2026	2025

	(unaudited)		(unaudited)
Cash flows from operating activities:
Net (loss) income	$(2,372)	$(4,063)	$(5,840)	$(8,383)
Adjustments to reconcile net (loss) income to net cash provided by (used for) operating activities:
Provision for doubtful accounts	90	—	19	(9)
Deferred income taxes	(1,018)	(1,287)	(2,186)	(2,377)
Deferred income tax valuation allowance	980	1,270	2,122	3,655
Equity in (income) loss of affiliates	(20)	(44)	(130)	(131)
Foreign currency (gain) loss	32	(348)	(1,592)	(547)
Unrealized (gain) loss on derivatives	(288)	(1,155)	(604)	(101)
Depreciation and amortization	517	648	1,086	1,358
Stock–based compensation	475	467	1,066	1,051
Change in assets and liabilities:		—
(Increase) decrease in accounts receivable	(1,937)	3,855	(279)	11,392
(Increase) decrease in inventories	3,133	371	6,194	9,632
(Increase) decrease in prepaid and other assets	520	269	(1,485)	(1,367)
Increase (decrease) in accounts payable	(966)	509	929	(1,385)
Increase (decrease) in customer deposits	2,375	219	3,081	(740)
Increase (decrease) in accrued expenses	(79)	(257)	(202)	(173)
Increase (decrease) in accrued payroll and employee benefits	1,044	698	(160)	(822)
Increase (decrease) in accrued income tax	(632)	365	(421)	970
Net change in deferred tax assets and liabilities	142	47	266	125
Net change in derivative assets and liabilities	(119)	(272)	(280)	(234)
Other	261	(295)	(62)	(580)
Net cash provided by (used for) operating activities	2,138	997	1,522	11,334

Cash flows from investing activities:
Proceeds from sale of property and equipment	151	—	151	176
Purchase of property and equipment	(178)	(308)	(249)	(401)
Software development costs	(550)	(492)	(1,089)	(955)
Cash received from sale of a business	—		1,165	—
Net cash provided by (used for) investing activities	(577)	(800)	(22)	(1,180)

Cash flows from financing activities:
Taxes paid related to net settlement of restricted shares	—	—	(271)	(352)
Net cash provided by (used for) financing activities	—	—	(271)	(352)

Effect of exchange rate changes on cash and cash equivalents	483	1,790	113	675

Net increase (decrease) in cash and cash equivalents	2,044	1,987	1,342	10,477

Cash and cash equivalents at beginning of period	48,011	41,820	48,713	33,330

Cash and cash equivalents at end of period	$50,055	$43,807	$50,055	$43,807

Supplemental disclosures:
Cash paid for:
Interest	$—	$—	$—	$—
Income taxes, net	$548	$723	$863	$773

The accompanying notes are an integral part of the condensed consolidated financial statements.

HURCO COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands, except shares outstanding)

	Three Months Ended April 30, 2026 and 2025
	(unaudited)
					Accumulated
	Common Stock		Additional		Other
	Shares		Paid–in	Retained	Comprehensive
(unaudited)	Outstanding	Amount	Capital	Earnings	Income (Loss)	Total
Balances, January 31, 2025	6,483,990	$648	$61,728	$157,102	$(21,335)	$198,143
Net income (loss)	—	—	—	(4,063)	—	(4,063)
Other comprehensive income (loss)	—	—	—	—	7,935	7,935
Deferred income tax valuation allowances	—	—	—	—	(202)	(202)
Stock–based compensation expense, net of taxes withheld for vested restricted shares	22,878	3	464	—	—	467
Balances, April 30, 2025	6,506,868	$651	$62,192	$153,039	$(13,602)	$202,280

Balances, January 31, 2026	6,446,454	$645	$61,165	$142,837	$(9,616)	$195,031
Net income (loss)	—	—	—	(2,372)	—	(2,372)
Other comprehensive income (loss)	—	—	—	—	(728)	(728)
Deferred income tax valuation allowances	—	—	—	—	13	13
Stock–based compensation expense, net of taxes withheld for vested restricted shares	38,024	3	472	—	—	475
Balances, April 30, 2026	6,484,478	$648	$61,637	$140,465	$(10,331)	$192,419

	Six Months Ended April 30, 2026 and 2025
	(unaudited)
					Accumulated
	Common Stock		Additional		Other
	Shares		Paid–in	Retained	Comprehensive
	Outstanding	Amount	Capital	Earnings	Income (Loss)	Total
Balances, October 31, 2024	6,435,624	$644	$61,500	$161,422	$(16,394)	$207,172
Net income (loss)	—	—	—	(8,383)	—	(8,383)
Other comprehensive income (loss)	—	—	—	—	2,967	2,967
Deferred income tax valuation allowances	—	—	—	—	(175)	(175)
Stock–based compensation expense, net of taxes withheld for vested restricted shares	71,244	7	692	—	—	699
Balances, April 30, 2025	6,506,868	$651	$62,192	$153,039	$(13,602)	$202,280

Balances, October 31, 2025	6,402,396	$640	$60,850	$146,305	$(9,008)	$198,787
Net income (loss)	—	—	—	(5,840)	—	(5,840)
Other comprehensive income (loss)	—	—	—	—	(1,139)	(1,139)
Deferred income tax valuation allowances	—	—	—	—	(184)	(184)
Stock–based compensation expense, net of taxes withheld for vested restricted shares	82,082	8	787	—	—	795
Balances, April 30, 2026	6,484,478	$648	$61,637	$140,465	$(10,331)	$192,419

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

The condensed consolidated financial information as of April 30, 2026, and for the three and six months ended April 30, 2026, and April 30, 2025, is unaudited.  However, in our opinion, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary to present fairly our consolidated financial position, results of operations, changes in shareholders’ equity and cash flows for and at the end of the interim periods.  We suggest that you read these Condensed Consolidated Financial Statements in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended October 31, 2025.

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

We had forward contracts outstanding as of April 30, 2026, denominated in Euros, Pounds Sterling, and New Taiwan Dollars with set maturity dates ranging from May 2026 through April 2027. The contract amounts, expressed at forward rates in U.S. dollars at April 30, 2026, were $8.5 million for Euros, $5.9 million for Pounds Sterling, and $21.7 million for New Taiwan Dollars. At April 30, 2026, we had $0.9 million of realized loss, net of tax, related to cash flow hedges deferred in Accumulated other comprehensive loss. Included in this amount was $0.8 million of unrealized loss, net of tax, related to cash flow hedge instruments that remain subject to currency fluctuation risk. The majority of these deferred losses will be recorded as an adjustment to Cost of sales and service in periods through April 2027, when the corresponding inventory that is the subject of the related hedge contracts is sold, as described above.

We are also exposed to foreign currency exchange risk related to our investment in net assets in foreign countries. To manage this risk, we entered into a forward contract with a notional amount of €3.0 million in November 2025. We designated this forward contract as a hedge of our net investment in Euro denominated assets. We selected the forward method under FASB guidance related to the accounting for derivative instruments and hedging activities. The forward method requires all changes in the fair value of the contract to be reported as a cumulative translation adjustment in Accumulated other comprehensive loss, net of tax, in the same manner as the underlying hedged net assets. This forward contract matures in November 2026. As of April 30, 2026, we had a realized gain of $1.0 million and an unrealized loss of less than $0.1 million, net of tax, recorded as cumulative translation adjustments in Accumulated other comprehensive loss related to this forward contract.

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

We had forward contracts outstanding as of April 30, 2026, denominated in Euros, Pounds Sterling, and New Taiwan Dollars with set maturity dates ranging from May 2026 through February 2027.  The contract amounts, expressed at forward rates in U.S. dollars at April 30, 2026, totaled $55.5 million.

Fair Value of Derivative Instruments

We recognize the fair value of derivative instruments as assets and liabilities on a gross basis on our Condensed Consolidated Balance Sheets. As of April 30, 2026, and October 31, 2025, all derivative instruments were recorded at fair value on our Condensed Consolidated Balance Sheets as follows (in thousands):

	April 30, 2026		October 31, 2025
	Balance Sheet	Fair	Balance Sheet	Fair
Derivatives	Location	Value	Location	Value
Designated as Hedging Instruments:
Foreign exchange forward contracts	Derivative assets	$43	Derivative assets	$215
Foreign exchange forward contracts	Derivative liabilities	$1,124	Derivative liabilities	$945

Not Designated as Hedging Instruments:
Foreign exchange forward contracts	Derivative assets	$89	Derivative assets	$48
Foreign exchange forward contracts	Derivative liabilities	$1,583	Derivative liabilities	$2,139

Effect of Derivative Instruments on the Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Changes in Shareholders’ Equity and Condensed Consolidated Statements of Operations

Derivative instruments had the following effects on our Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Changes in Shareholders’ Equity, and Condensed Consolidated Statements of Operations, net of tax, during the three months ended April 30, 2026 and 2025 (in thousands):

			Location of Gain	Amount of Gain
	Amount of Gain (Loss)		(Loss) Reclassified	(Loss) Reclassified
	Recognized in Other		from Other	from Other
	Comprehensive		Comprehensive	Comprehensive
Derivatives	Income (Loss)		Income (Loss)	Income (Loss)
	Three Months Ended			Three Months Ended
	April 30,			April 30,
	2026	2025		2026	2025
Designated as Hedging Instruments:
(Effective portion)
Foreign exchange forward contracts – Intercompany sales/purchases	$(189)	$(411)	Cost of sales and service	$(186)	$(285)
Foreign exchange forward contract – Net investment	$48	$(202)

We did not recognize any gains or losses as a result of hedges deemed ineffective for either of the three months ended April 30, 2026 or 2025. We recognized the following gains and losses in our Condensed Consolidated Statements of Operations during the three months ended April 30, 2026 and 2025, on derivative instruments not designated as hedging instruments (in thousands):

	Location of Gain
	(Loss) Recognized	Amount of Gain (Loss)
Derivatives	in Operations	Recognized in Operations
		Three Months Ended
		April 30,
		2026	2025
Not Designated as Hedging Instruments:
Foreign exchange forward contracts	Other expense, net	$(762)	$(684)

The following table presents the changes in the components of Accumulated other comprehensive loss, net of tax, for the three months ended April 30, 2026 (in thousands):

	Foreign Currency	Cash Flow
	Translation	Hedges	Total
Balance, January 31, 2026	$(8,056)	$(1,560)	$(9,616)
Other comprehensive income (loss) before reclassifications	(725)	(189)	(914)
Reclassifications	—	186	186
Deferred income tax valuation allowances	—	13	13
Balance, April 30, 2026	$(8,781)	$(1,550)	$(10,331)

Derivative instruments had the following effects on our Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Changes in Shareholders’ Equity, and Condensed Consolidated Statements of Operations, net of tax, during the six months ended April 30, 2026 and 2025 (in thousands):

			Location of Gain	Amount of Gain
	Amount of Gain (Loss)		(Loss) Reclassified	(Loss) Reclassified
	Recognized in Other		from Other	from Other
	Comprehensive		Comprehensive	Comprehensive
	Income (Loss)		Income (Loss)	Income (Loss)
	Six Months Ended			Six Months Ended
	April 30,			April 30,
Derivatives	2026	2025		2026	2025
Designated as Hedging Instruments:
(Effective Portion)
Foreign exchange forward contracts – Intercompany sales/purchases	$(920)	$(507)	Cost of sales and service	$(328)	$(807)
Foreign exchange forward contract – Net investment	$(21)	$(96)

We did not recognize any gains or losses as a result of hedges deemed ineffective for either of the six months ended April 30, 2026 or 2025. We recognized the following gains and losses in our Condensed Consolidated Statements of Operations during the six months ended April 30, 2026 and 2025, on derivative instruments not designated as hedging instruments (in thousands):

	Location of Gain
	(Loss) Recognized	Amount of Gain (Loss)
Derivatives	in Operations	Recognized in Operations
		Six Months Ended
		April 30,
Derivatives		2026	2025
Not Designated as Hedging Instruments:
Foreign exchange forward contracts	Other expense, net	$(2,313)	$(1,777)

The following table presents the changes in the components of Accumulated other comprehensive loss, net of tax, for the six months ended April 30, 2026 (in thousands):

	Foreign Currency	Cash Flow
	Translation	Hedges
	Foreign	Cash
	Currency	Flow
	Translation	Hedges	Total
Balance, October 31, 2025	$(8,234)	$(774)	$(9,008)
Other comprehensive income (loss) before reclassifications	(547)	(920)	(1,467)
Reclassifications	—	328	328
Deferred income tax valuation allowances	—	(184)	(184)
Balance, April 30, 2026	$(8,781)	$(1,550)	$(10,331)

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

On March 12, 2026, the Compensation Committee granted a total of 38,024 shares of time-based restricted stock to our non-employee directors. The restricted shares vest in full one year from the date of grant provided the recipient remains on the board of directors through that date. The grant date fair value of the restricted shares was based on the closing sales price of our common stock on the grant date, which was $14.725 per share.

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

A reconciliation of our restricted stock and PSU activity and related information for the six-month period ended April 30, 2026 is as follows:

		Weighted Average Grant
	Number of Shares	Date Fair Value
Unvested at October 31, 2025	456,496	$21.58
Shares or units granted	206,042	16.04
Shares or units vested	(73,926)	19.39
Shares or units cancelled	(89,983)	26.24
Shares withheld	(16,516)	21.70
Unvested at April 30, 2026	482,113	$18.67

During the first six months of each of fiscal years 2026 and 2025, we recorded approximately $1.1 million of stock-based compensation expense related to grants under the 2016 Equity Plan. As of April 30, 2026, there was an estimated $3.6 million of total unrecognized stock-based compensation cost that we expect to recognize by the end of the first quarter of fiscal year 2029.

5.    EARNINGS (LOSS) PER SHARE

Per share results have been computed based on the average number of common shares outstanding over the period in question.  The computation of basic and diluted net income (loss) per share is determined using net income (loss) applicable to common shareholders as the numerator and the number of shares outstanding as the denominator as follows (in thousands, except per share amounts):

	Three Months Ended				Six Months Ended
	April 30,				April 30,
	2026		2025		2026		2025
	Basic	Diluted	Basic	Diluted	Basic	Diluted	Basic	Diluted
Net (loss) income	$(2,372)	$(2,372)	$(4,063)	$(4,063)	$(5,840)	$(5,840)	$(8,383)	$(8,383)
Undistributed earnings allocated to participating shares	—	—	—	—	—	—	—	—
Net (loss) income applicable to common shareholders	$(2,372)	$(2,372)	$(4,063)	$(4,063)	$(5,840)	$(5,840)	$(8,383)	$(8,383)

Weighted average shares outstanding	6,473	6,473	6,500	6,500	6,449	6,449	6,479	6,479
Stock options and contingently issuable securities	—	—	—	—	—	—	—	—
	6,473	6,473	6,500	6,500	6,449	6,449	6,479	6,479
(Loss) income per share	$(0.37)	$(0.37)	$(0.62)	$(0.62)	$(0.91)	$(0.91)	$(1.29)	$(1.29)

For the three and six months ended April 30, 2026 and April 30, 2025, there were an immaterial number of stock options and contingently issuable securities that were excluded from the diluted loss per share calculation because they were anti-dilutive due to the net loss in those periods.

6.    ACCOUNTS RECEIVABLE

Accounts receivable is net of provision for credit losses of $1.3 million and $1.2 million as of April 30, 2026, and October 31, 2025, respectively.

7.    INVENTORIES

Inventories, priced at the lower of cost (first-in, first-out method) or net realizable value, are summarized below (in thousands):

	April 30,	October 31,
	2026	2025
Purchased parts and sub–assemblies	$35,322	$35,346
Work–in–process	11,271	11,172
Finished goods	90,587	96,413
Inventories	$137,180	$142,931

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

We recorded total operating lease expense of $1.3 million and $1.4 million for the three months ended April 30, 2026 and 2025, respectively, and $2.6 million and $2.7 million for the six months ended April 30, 2026 and 2025, respectively, which is classified within Cost of sales and service and Selling, general and administrative expenses within the Condensed Consolidated Statements of Operations.  Operating lease expense includes short-term leases and variable lease payments, which are immaterial.  There were no lease costs capitalized on the Condensed Consolidated Balance Sheets as of April 30, 2026.

The following table summarizes supplemental cash flow information and non-cash activity related to operating leases for the three and six months ended April 30, 2026 and 2025 (in thousands):

	Three Months Ended April 30,		Six Months Ended April 30,
	2026	2025	2026	2025
Operating cash flow information:
Cash paid for amounts included in the measurement of lease liabilities	$1,239	$1,323	$2,501	$2,533
Non-cash information:
Right-of-use assets obtained in exchange for new operating lease liabilities	$362	$373	$1,397	$2,282

The following table summarizes the maturities of undiscounted cash flows of lease commitments reconciled to the total lease liability as of April 30, 2026 (in thousands):

Remainder of 2026	$2,409
2027	4,111
2028	2,913
2029	905
2030	477
2031 and thereafter	559
Total	11,374
Less: Imputed interest	(633)
Present value of operating lease liabilities	$10,741

As of April 30, 2026, the weighted-average remaining term of our lease portfolio was approximately 3.0 years and the weighted-average discount rate was approximately 3.4%.

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

Our chief operating decision maker ("CODM") is the President and Chief Executive Officer, who reviews financial information presented on a consolidated basis. The CODM uses consolidated sales and service fees, gross profit, operating (loss) income and net (loss) income, as shown on the Consolidated Statements of Operations, to assess financial performance and allocate resources. The consolidated financial metrics are used by the CODM to make key operating decisions, such as the allocation of capital between reinvestment in the business, the payment of dividends, and acquisitions. While the CODM receives some additional detailed financial information related to operating expenses, consolidated selling, general and administrative expenses is the significant expense he uses to manage operations. The measure of segment assets is reported on the condensed consolidated balance sheets as total consolidated assets.

The following table sets forth sales and service fees by product group and services for the three and six months ended April 30, 2026 and 2025 (in thousands):

	Three Months Ended April 30,		Six Months Ended April 30,
	2026	2025	2026	2025
Computerized Machine Tools	$38,546	$31,656	$72,086	$69,458
Computer Control Systems and Software †	516	657	968	1,313
Service Parts	6,246	6,231	13,109	12,095
Service Fees	2,310	2,323	4,323	4,415
Total	$47,618	$40,867	$90,486	$87,281

† Amounts shown do not include computer control systems and software sold as an integrated component of computerized machine systems.

10.    GUARANTEES AND PRODUCT WARRANTIES

From time to time, our subsidiaries guarantee third party payment obligations in connection with the sale of machines to customers that use financing. We follow FASB guidance for accounting for guarantees (codified in ASC 460). As of April 30, 2026, we had four outstanding third party payment guarantees totaling approximately $0.3 million. The terms of these guarantees are consistent with the underlying customer financing terms. Upon shipment of a machine, the customer assumes the risk of ownership. The customer does not obtain title, however, until it has paid for the machine. A retention of title clause allows us to recover the machine if the customer defaults on the financing. We accrue liabilities under these guarantees at fair value, which amounts are insignificant.

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

A reconciliation of the changes in our warranty estimated liability is as follows (in thousands):

	Six Months Ended
	April 30,
	2026	2025
Balance, beginning of period	$967	$1,086
Provision for warranties during the period	834	818
Charges to the estimated liability	(823)	(977)
Impact of foreign currency translation	6	9
Balance, end of period	$984	$936

The year-over-year increase in our warranty estimated liability was primarily due to increased shipments of 5-axis and larger, higher- performance vertical milling machines.

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

The maximum consolidated leverage ratio covenant effectively prohibits us from borrowing any amounts under the 2026 Credit Agreement when our consolidated EBITDA for the most recently completed measurement period is negative. As of the date of this report, the most recently completed measurement period was our second fiscal quarter ended April 30, 2026, during which our consolidated EBITDA was negative. In order to borrow in compliance with the maximum consolidated leverage ratio covenant set forth above, we are effectively prohibited from borrowing under the 2026 Credit Agreement until we have positive consolidated EBITDA for our most recently completed four fiscal quarters.

As of April 30, 2026, our credit facilities consisted of a €1.5 million revolving credit facility in Germany and the $20.0 million secured revolving credit and letter of credit facility.  We had no debt or borrowings outstanding under any of our credit facilities as of April 30, 2026.

12.  INCOME TAXES

Our provision for income taxes and effective tax rate is affected by the geographic composition of pre-tax income which includes jurisdictions with differing tax rates, conditional reduced tax rates, and other events that are not consistent from period to period, such as changes in income tax laws.

We recorded income tax expense during the first six  months of fiscal year 2026 of $1.2 million, compared to $2.6 million for the corresponding prior year period. Our effective tax rate for the first six months of fiscal year 2026 was (27%), compared to (44%) in the corresponding prior year period. The year-over-year change was primarily due to a $1.2 million valuation allowance recorded during the first quarter of 2025 on our Italian deferred tax assets and changes in geographic mix of income and loss that includes jurisdictions with differing tax rates. A full valuation allowance has been recorded against our Italian, U.S., and Chinese deferred tax assets as of April 30, 2026, based on our conclusion that the deferred tax assets were not more likely than not to be realized.

The Budget Reconciliation Act (H.R. 1) (“OBBB”) was signed into law on July 4, 2025. The OBBB did not have a material impact on our condensed consolidated financial statements and related disclosures as of and for the three and six months ended April 30, 2026. While further evaluation is ongoing, the OBBB is not expected to have a material impact on our consolidated financial statements and related disclosures in future years.

We file U.S. federal and state income tax returns, as well as tax returns in several foreign jurisdictions. We are currently under audit by the Internal Revenue Service (IRS) for our federal income tax return for fiscal year 2024 and our manufacturing subsidiary in Italy is under tax inspection for the fiscal year ended October 31, 2021.

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

In accordance with this guidance, the following table represents the fair value hierarchy for our financial assets and liabilities measured at fair value as of April 30, 2026, and October 31, 2025 (in thousands):

	Assets		Liabilities
	April 30, 2026	October 31, 2025	April 30, 2026	October 31, 2025
Level 1
Mutual Funds	$3,692	$3,489	$—	$—

Level 2
Derivatives	$132	$263	$2,707	$3,084

Included in Level 1 assets are mutual fund investments under a nonqualified deferred compensation plan. We estimate the fair value of these investments on a recurring basis using market prices that are readily available.

Included in Level 2 fair value measurements are derivative assets and liabilities related to gains and losses on foreign currency forward exchange contracts entered into with a third party. We estimate the fair value of these derivatives on a recurring basis using foreign currency exchange rates obtained from active markets. Derivative instruments are reported in the accompanying Condensed Consolidated Financial Statements at fair value. We have derivative financial instruments in the form of foreign currency forward exchange contracts as described in Note 3 of Notes to Condensed Consolidated Financial Statements. The U.S. dollar equivalent notional amounts of these contracts were $97.4 million and $91.0 million at April 30, 2026, and October 31, 2025, respectively.

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

In November 2025, the FASB issued ASU 2025-09, Derivatives and Hedging (Topic 815): Hedge Accounting Improvements, which enables entities to apply hedge accounting to a greater number of highly effective economic hedges in the following five areas: (1) similar risk assessment for cash flow hedges, (2) hedging forecasted interest payments on choose-your-rate debt instruments, (3) cash flow hedges of nonfinancial forecasted transactions, (4) net written options as hedging instruments, and (5) foreign-currency-denominated debt instrument as hedging instrument and hedged item (dual hedge). This ASU is effective for fiscal year 2028 annual reporting. Early adoption is permitted. We are currently assessing the impact this new accounting guidance will have on our consolidated financial statements and disclosures.

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

The following overview is intended to provide a brief explanation of the principal factors that have contributed to our recent financial performance. This overview is intended to be read in conjunction with the more detailed information included in our condensed consolidated financial statements and notes thereto, that appear elsewhere in this report.

The market for machine tools is international in scope. We have both significant foreign sales and significant foreign manufacturing operations. During the first six months of fiscal 2026, approximately 45% of our revenues were attributable to customers in Europe, where we typically sell more of our higher-performance, higher-priced VMX series machines. Additionally, approximately 14% of our revenues were attributable to customers in the Asia Pacific region, where we encounter greater pricing pressures. We operate in a cyclical industry where sales and order trends often change periodically and can vary from region to region.

During a time of global uncertainty and lower sales volumes experienced recently, we have turned our attention to adjusting overhead expenses and operating expenses to help minimize the impact of the lower volumes of sales on operating income. We implemented cost reductions in fiscal years 2024 and 2025, adjusted and managed inventories (excluding the impact of foreign currency), and suspended our regular quarterly cash dividend. In recent periods, we have used our operating cashflow to manage our capital allocation strategies to continue investing in new technologies, product development, and necessary capital expenditures without incurring any significant indebtedness as we continue to seek new acquisitions and other growth opportunities. The cyclicality of our business requires that we exercise discipline in managing through unexpected changes in the markets and industries in which we operate. We believe that our long history of profitability and the strength of our balance sheet can provide us with stability to manage through these business cycles, and we rely on our past experience in making measured decisions for the long-term success of our business.

Sales and service fees in the first six months of fiscal 2026 increased by 4%, compared to the same period in fiscal 2025. The increase in sales was due primarily to increased shipments of Hurco and Takumi 5-axis and vertical milling machines in the Americas and Asia Pacific and Takumi 5-axis and vertical milling machines in Europe, partially offset by a decreased volume of shipments of Hurco machines in Europe and electro-mechanical components and accessories manufactured by our wholly-owned subsidiary in Italy, LCM Precision Technology S.r.l. (“LCM”).  Orders in the first six months of fiscal 2026 increased by 24%, compared to the same period in fiscal 2025, reflecting an increase in customer demand for Hurco and Takumi 5-axis and vertical milling machines in all three regions, as well as increased customer demand for electro-mechanical components and accessories manufactured by LCM.

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

We principally sell our products through approximately 160 independent agents and distributors throughout the Americas, Europe, and Asia. Although some distributors carry competitive products, we are the primary line for the majority of our distributors globally. We also have our own direct sales and service organizations in China, the Czech Republic, France, Germany, India, Italy, the Netherlands, Poland, Singapore, Taiwan, the United Kingdom, and certain parts of the United States, which are among the world’s principal machine tool consuming markets. The vast majority of our machine tools are manufactured and assembled to our specifications primarily by our wholly-owned subsidiary in Taiwan, HML. Components to support our SRT line of five-axis machining centers, such as the direct drive spindle, swivel head, and rotary table, are manufactured by LCM.

Our sales to foreign customers are denominated, and payments by those customers are made, in the prevailing currencies in the countries in which those customers are located (primarily the Euro, Pound Sterling, and Chinese Yuan). Our product costs are incurred and paid primarily in the New Taiwan Dollar and the U.S. dollar. Changes in currency exchange rates may have a material effect on our operating results and condensed consolidated financial statements as reported under U.S. Generally Accepted Accounting Principles. For example, when the U.S. dollar weakens in value relative to a foreign currency, sales made, and expenses incurred, in that currency when translated to U.S. dollars for reporting in our condensed consolidated financial statements, are higher than would be the case when the U.S. dollar is stronger. In the comparison of our period-to-period results, we discuss the effect of currency translation on those results, which reflect translation to U.S. dollars at exchange rates prevailing during the period covered by those financial statements.

Our high levels of foreign manufacturing and sales also expose us to cash flow risks due to fluctuating currency exchange rates.  We seek to mitigate those risks through the use of derivative instruments – principally foreign currency forward exchange contracts.

RESULTS OF OPERATIONS

Three Months Ended April 30, 2026 Compared to Three Months Ended April 30, 2025

Sales and Service Fees. Sales and service fees for the second quarter of fiscal year 2026 were $47.6 million, an increase of $6.8 million, or 17%, compared to the corresponding prior year period, and included a favorable currency impact of $1.4 million, or 3%, when translating foreign sales to U.S. dollars for financial reporting purposes.

Sales and Service Fees by Geographic Region

The following table sets forth net sales and service fees by geographic region for the second fiscal quarter ended April 30, 2026 and 2025 (dollars in thousands):

	Three Months Ended
	April 30,
	2026		2025		$ Change	% Change
Americas	$20,740	43%	$15,361	38%	$5,379	35%
Europe	19,814	42%	21,608	53%	(1,794)	(8)%
Asia Pacific	7,064	15%	3,898	9%	3,166	81%
Total	$47,618	100%	$40,867	100%	$6,751	17%

Sales in the Americas for the second quarter of fiscal year 2026 increased by 35%, compared to the corresponding period in fiscal year 2025, primarily due to increased shipments of Hurco, Takumi and Milltronics machines.  The increase in machine shipments was mostly attributable to increased shipments of Hurco 5-axis and larger, higher-performance vertical milling machines, Milltronics toolroom machines, and Takumi vertical milling machines.

European sales for the second quarter of fiscal year 2026 decreased by 8%, compared to the corresponding period in fiscal year 2025, and included a favorable currency impact of 6%, when translating foreign sales to U.S. dollars for financial reporting purposes. The year-over-year decrease in European sales was primarily attributable to a decreased volume of shipments of Hurco machines and electro-mechanical components and accessories manufactured by LCM, partially offset by an increased volume of shipments of Takumi 5-axis and vertical milling machines.

Asian Pacific sales for the second quarter of fiscal year 2026 increased by 81%, compared to the corresponding prior year period, and included a favorable currency impact of 2%, when translating foreign sales to U.S. dollars for financial reporting purposes. The year-over-year increase in Asian Pacific sales was primarily due to increased shipments in China and India of Hurco 5-axis and larger, higher-performance vertical milling machines, as well as Takumi 5-axis and vertical milling machines.

Sales and Service Fees by Product Category

The following table sets forth sales and service fees by product group and services for the second fiscal quarter ended April 30, 2026 and 2025 (dollars in thousands):

	Three Months Ended
	April 30,
	2026		2025		$ Change	% Change
Computerized Machine Tools	$38,546	81%	$31,656	77%	$6,890	22%
Computer Control Systems and Software †	516	1%	657	2%	(141)	(21)%
Service Parts	6,246	13%	6,231	15%	15	0%
Service Fees	2,310	5%	2,323	6%	(13)	(1)%
Total	$47,618	100%	$40,867	100%	$6,751	17%

† Amounts shown do not include computer control systems and software sold as an integrated component of computerized machine tools.

Sales of computerized machine tools for the second quarter of fiscal year 2026 increased by 22%, compared to the corresponding prior year period, primarily due to increased shipments of Hurco 5-axis and larger, higher-performance vertical milling machines and Takumi vertical milling machines in the Americas and Asia Pacific, partially offset by decreased shipments of Hurco machines in Europe and electro-mechanical components and accessories manufactured by LCM. Sales of computer control systems and software for the second quarter of fiscal year 2026 decreased by 21%, compared to the corresponding prior year period, due mainly to decreased software sales in the Americas. Service parts and service fees for the second quarter of fiscal year 2026 changed by immaterial amounts compared to the corresponding prior year period. Sales for all product lines included a favorable currency impact of 3%, when translating foreign sales to U.S. dollars for financial reporting purposes.

Orders. Orders for the second quarter of fiscal year 2026 were $61.6 million, an increase of $17.9 million, or 41%, compared to the corresponding period in fiscal year 2025, and included a favorable currency impact of $1.8 million, or 4%, when translating foreign orders to U.S. dollars.

The following table sets forth new orders booked by geographic region for the second fiscal quarter ended April 30, 2026 and 2025 (dollars in thousands):

	Three Months Ended
	April 30,
	2026		2025		$ Change	% Change
Americas	$27,552	45%	$16,945	39%	$10,607	63%
Europe	24,661	40%	21,086	48%	3,575	17%
Asia Pacific	9,434	15%	5,669	13%	3,765	66%
Total	$61,647	100%	$43,700	100%	$17,947	41%

Orders in the Americas for the second quarter of fiscal year 2026 increased by 63%, compared to the corresponding period in fiscal year 2025, primarily due to increased demand for Hurco 5-axis and larger, higher-performance vertical milling machines and for Takumi vertical milling machines.

European orders for the second quarter of fiscal year 2026 increased by 17%, compared to the corresponding prior year period, and included a favorable currency impact of 7%, when translating foreign orders to U.S. dollars. The increase in orders was driven primarily by increased customer demand for Hurco higher-performance milling machines in the United Kingdom and Germany and for Takumi 5-axis machines in France.

Asian Pacific orders for the second quarter of fiscal year 2026 increased by 66%, compared to the corresponding prior year period, and included a favorable currency impact of 4%, when translating foreign orders to U.S. dollars. The increase in orders was driven primarily by increased customer demand for Takumi machines across the Asian Pacific region where our customers are located, as well as for Hurco vertical milling machines in China.

Gross Profit. Gross profit for the second quarter of fiscal year 2026 was $10.3 million, or 22% of sales, compared to $7.8 million, or 19% of sales, for the corresponding prior year period. The year-over-year increase in gross profit was primarily due to an increased volume of machine sales and a greater mix of higher-performance machine sales.  Although not significant factors, gross profit for the second quarter of fiscal year 2026 also benefited from price increases implemented in 2026 and tariff refund claims filed with the United States Customs and Border Protection, both of which were partially offset by incremental tariffs compared to prior year.

Operating Expenses. Selling, general, and administrative expenses for the second quarter of fiscal year 2026 were $11.1 million, or 23% of sales, compared to $10.9 million, or 27% of sales, in the corresponding fiscal year 2025 period, and included an unfavorable currency impact of $0.3 million, when translating foreign expenses to U.S. dollars for financial reporting purposes. The year-over-year increase in selling, general, and administrative expenses was primarily due to the unfavorable currency impact.

Operating Income (Loss). Operating loss for the second quarter of fiscal year 2026 was $0.8 million, compared to $3.1 million for the corresponding period in fiscal year 2025. The year-over-year decrease in operating loss was primarily due to an increased volume of machine sales and a greater mix of higher-performance machine sales.

Other Expense, Net. Other expense, net for the second quarter of fiscal year 2026 was $0.8 million compared to $0.6 million for the corresponding period in fiscal year 2025.  The year-over-year increase in other expense, net was due mainly to an increase in foreign currency exchange loss.

Income Taxes. Income tax expense for the second quarter of fiscal year 2026 was $0.8 million, compared to $0.5 million for the corresponding prior year period. The year-over-year change was primarily due to changes in geographic mix of income and loss that includes jurisdictions with differing tax rates.

Six Months Ended April 30, 2026, Compared to Six Months Ended April 30, 2025

Sales and Service Fees. Sales and service fees for the first six months of fiscal year 2026 were $90.5 million, an increase of $3.2 million, or 4%, compared to the corresponding prior year period, and included a favorable currency impact of $3.2 million, or 4%, when translating foreign sales to U.S. dollars for financial reporting purposes.

Sales and Service Fees by Geographic Region

The following table sets forth sales and service fees by geographic region for the six months ended April 30, 2026 and 2025 (dollars in thousands):

	Six Months Ended
	April 30,
	2026		2025		$ Change	% Change
Americas	$37,396	41%	$33,469	38%	$3,927	12%
Europe	40,361	45%	43,222	50%	(2,861)	(7)%
Asia Pacific	12,729	14%	10,590	12%	2,139	20%
Total	$90,486	100%	$87,281	100%	$3,205	4%

Sales in the Americas for the first six months of fiscal year 2026 increased by 12%, compared to the corresponding period in fiscal year 2025, primarily due to increased shipments of Hurco 5-axis as well as larger, higher-performance vertical milling machines and Takumi vertical milling machines.

European sales for the first six months of fiscal year 2026 decreased by 7%, compared to the corresponding period in fiscal year 2025, and included a favorable currency impact of 7%, when translating foreign sales to U.S. dollars for financial reporting purposes. The year-over-year decrease in European sales was primarily attributable to a decreased volume of shipments of Hurco machines and electro-mechanical components and accessories manufactured by LCM, partially offset by an increased volume of shipments of Takumi 5-axis and vertical milling machines.

Asian Pacific sales for the first six months of fiscal year 2026 increased by 20%, compared to the corresponding prior year period, and included a favorable currency impact of 2%, when translating foreign sales to U.S. dollars for financial reporting purposes. The year-over-year increase in Asian Pacific sales was primarily due to increased shipments in China and India of Hurco 5-axis and larger, higher-performance vertical milling machines, as well as Takumi 5-axis and vertical milling machines.

Sales and Service Fees by Product Category

The following table sets forth sales and service fees by product group and services for the six months ended April 30, 2026 and 2025 (dollars in thousands):

	Six Months Ended
	April 30,
	2026		2025		$ Change	% Change
Computerized Machine Tools	$72,086	80%	$69,458	80%	$2,628	4%
Computer Control Systems and Software †	968	1%	1,313	1%	(345)	(26)%
Service Parts	13,109	14%	12,095	14%	1,014	8%
Service Fees	4,323	5%	4,415	5%	(92)	(2)%
Total	$90,486	100%	$87,281	100%	$3,205	4%

† Amounts shown do not include computer control systems and software sold as an integrated component of computerized machine tools.

Sales of computerized machine tools for the first six months of fiscal year 2026 increased by 4%, compared to the corresponding prior year period, primarily due to increased shipments of Hurco 5-axis and larger, higher-performance vertical milling machines and Takumi vertical milling machines in the Americas and Asia Pacific, partially offset by decreased shipments of Hurco machines in Europe and electro-mechanical components and accessories manufactured by LCM. Sales of computer control systems and software for the first six months of fiscal year 2026 decreased by 26%, compared to the corresponding prior year period, due mainly to decreased software sales in the Americas and Europe. Sales of service parts for the first six months of fiscal year 2026 increased by 8%, compared to the corresponding prior year period, primarily due to increases in aftermarket service parts sales in the United Kingdom and Germany. Service fees for the first six months of fiscal year 2026 decreased by 2%, compared to the corresponding prior year period, primarily due to decreased aftermarket service fees in the Americas. Sales for all product lines included a favorable currency impact of 4%, when translating foreign sales to U.S. dollars for financial reporting purposes.

Orders. Orders for the first six months of fiscal year 2026 were $103.6 million, an increase of $19.8 million, or 24%, compared to the corresponding period in fiscal year 2025, and included a favorable currency impact of $3.4 million, or 4%, when translating foreign orders to U.S. dollars.

The following table sets forth new orders booked by geographic region for the six months ended April 30, 2026, and 2025 (dollars in thousands):

	Six Months Ended
	April 30,
	2026		2025		$ Change	% Change
Americas	$44,853	43%	$31,588	38%	$13,265	42%
Europe	43,627	42%	40,456	48%	3,171	8%
Asia Pacific	15,147	15%	11,741	14%	3,406	29%
Total	$103,627	100%	$83,785	100%	$19,842	24%

Orders in the Americas for the first six months of fiscal year 2026 increased by 42%, compared to the corresponding period in fiscal year 2025, primarily due to increased demand for Hurco 5-axis and larger, higher-performance vertical milling machines and for Takumi vertical milling machines.

European orders for the first six months of fiscal year 2026 increased by 8%, compared to the corresponding prior year period, and included a favorable currency impact of 8%, when translating foreign orders to U.S. dollars. The year-over-year increase was primarily due to increased customer demand for Hurco and Takumi 5-axis and higher-performance vertical milling machines in the United Kingdom, Germany and France, and increased customer demand for electro-mechanical components and accessories manufactured by LCM, partially offset by a decreased volume of machine demand in Italy and Germany.

Asian Pacific orders for the first six months of fiscal year 2026 increased by 29%, compared to the corresponding prior year period, and included a favorable currency impact of 2%, when translating foreign orders to U.S. dollars. The year-over-year increase in Asian Pacific orders was driven primarily by increased customer demand for Takumi machines across the Asia Pacific region where our customers are located and for higher-performance Hurco vertical milling machines in India.

Gross Profit. Gross profit for the first six months of fiscal year 2026 was $18.3 million, or 20% of sales, compared to $16.1 million, or 18% of sales, for the corresponding prior year period. The year-over-year increase in gross profit was primarily due to an increased volume of machine sales and a greater mix of higher-performance machine sales.  Although not significant factors, gross profit for the first six months of fiscal 2026 also benefited from price increases implemented in 2026 and tariff refund claims filed with the United States Customs and Border Protection, both of which were partially offset by incremental tariffs compared to prior year.

Operating Expenses. Selling, general, and administrative expenses for the first six months of fiscal year 2026 were $22.2 million, or 25% of sales, compared to $21.3 million, or 24% of sales, in the corresponding fiscal year 2025 period, and included an unfavorable currency impact of $0.7 million, when translating foreign expenses to U.S. dollars for financial reporting purposes. The year-over-year increase in selling, general and administrative expenses was primarily due to the unfavorable currency impact.

Operating Income/Loss. Operating loss for the first six months of fiscal year 2026 was $4.0 million, compared to $5.2 million for the corresponding period in fiscal year 2025. The year-over-year decrease in operating loss was primarily due to an increased volume of machine sales and a greater mix of higher-performance machine sales.

Other Expense, Net. Other expense, net for the first six months of fiscal year 2026 was $0.8 million compared to $1.0 million for the corresponding period in fiscal year 2025. The year-over-year decrease in other expense, net was due mainly to gains from sale of a business.

Income Taxes. Income tax expense for the first six months of fiscal year 2026 was $1.2 million, compared to $2.6 million for the corresponding prior year period. The year-over-year decrease in income tax expense was primarily due to a $1.2 million valuation allowance recorded during the first quarter of 2025 on our Italian deferred tax assets and changes in geographic mix of income and loss that include jurisdictions with differing tax rates. A full valuation allowance has been recorded against our Italian, U.S., and Chinese deferred tax assets as of April 30, 2026, based on our conclusion that the deferred tax assets were not more likely than not to be realized.

LIQUIDITY AND CAPITAL RESOURCES

At April 30, 2026, we had cash and cash equivalents of $50.1 million, compared to $48.7 million at October 31, 2025. Approximately 34% of the $50.1 million of cash and cash equivalents was denominated in U.S. dollars. The balance was attributable to our foreign operations and is held in the local currencies of our various foreign entities, subject to fluctuations in currency exchange rates. We do not believe that the indefinite reinvestment of these funds offshore impairs our ability to meet our domestic working capital needs.

Working capital was $166.9 million at April 30, 2026, compared to $173.1 million at October 31, 2025. The decrease in working capital was primarily driven by a decrease in inventories and an increase in customer deposits, partially offset by increases in cash and cash equivalents and prepaid and other assets.

Capital expenditures of $1.3 million during the first six months of fiscal year 2026 were primarily for software development costs and capital improvements in existing facilities. We funded these expenditures with cash on hand.

On January 6, 2023, we announced approval of a share repurchase program in an aggregate amount of up to $25.0 million and later extended this program through November 10, 2026. Repurchases under the program may be made in the open market or through privately negotiated transactions from time to time, subject to applicable laws, regulations and contractual provisions. We did not repurchase any shares of our common stock during the first six months of fiscal 2026. As of April 30, 2026, we had repurchased $5.3 million, or 259,620 common shares, under this program since inception, leaving $19.7 million available for future repurchases thereunder.

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

The maximum consolidated leverage ratio covenant effectively prohibits us from borrowing any amounts under the 2026 Credit Agreement when our consolidated EBITDA for the most recently completed measurement period is negative. As of the date of this report, the most recently completed measurement period was our second quarter ended April 30, 2026, during which our consolidated EBITDA was negative. In order to borrow in compliance with the maximum consolidated leverage ratio covenant set forth above, we are effectively prohibited from borrowing under the 2026 Credit Agreement until we have positive consolidated EBITDA for our most recently completed four fiscal quarters.

As of April 30, 2026, our credit facilities consisted of a €1.5 million revolving credit facility in Germany and the $20.0 million secured revolving credit and letter of credit facility.  We had no debt or borrowings outstanding under any of our credit facilities as of April 30, 2026.

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

CRITICAL ACCOUNTING ESTIMATES

Our MD&A is based upon our condensed consolidated financial statements, which have been prepared in accordance with U.S. Generally Accepted Accounting Principles. The preparation of financial statements in conformity with those accounting principles requires us to make judgments and estimates that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Those judgments and estimates have a significant effect on the condensed consolidated financial statements because they result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Actual results could differ from those estimates. Our critical accounting estimates, which are described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2025, are frequently evaluated as our judgment and estimates are based upon historical experience and on various other assumptions that we believe to be reasonable under the circumstances. During the first six months of fiscal year 2026, there were no material changes to our critical accounting estimates as described in the MD&A included in our Annual Report on Form 10-K for the year ended October 31, 2025.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

There have been no material changes related to our contractual obligations and commitments from the information provided in our Annual Report on Form 10-K for the fiscal year ended October 31, 2025.

OFF BALANCE SHEET ARRANGEMENTS

From time to time, our subsidiaries guarantee third party payment obligations in connection with the sale of machines to customers that use financing. We follow FASB guidance for accounting for guarantees (codified in ASC 460). As of April 30, 2026, we had four outstanding third party payment guarantees totaling approximately $0.3 million. The terms of these guarantees are consistent with the underlying customer financing terms. Upon shipment of a machine, the customer assumes the risk of ownership. The customer does not obtain title, however, until the customer has paid for the machine. A retention of title clause allows us to recover the machine if the customer defaults on the financing. We accrue liabilities under these guarantees at fair value, which amounts are insignificant.

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

•

Governmental actions, initiatives and regulations, including import and export restrictions, duties and tariffs, including an inability to receive any refunds of tariffs paid in previous periods, and changes to tax laws;

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

•Impairment of our assets;

•Negative or unforeseen tax consequences;

•Uncertainty concerning our ability to use tax loss carryforwards;

•Changes in the SOFR rate; and

•	The impact of public health epidemics and pandemics on the global economy, our business and operations, our employees and the business, operations and economies of our customers and suppliers.

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

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Interest on borrowings under our bank credit agreements are tied to prevailing domestic and foreign interest rates. At April 30, 2026, we had no borrowings outstanding under any of our credit facilities.

Foreign Currency Exchange Risk

In the first six months of fiscal year 2026, we derived approximately 59% of our revenues from customers located outside of the Americas, where we invoiced and received payments in several foreign currencies. All of our computerized machine tools and computer control systems, as well as certain proprietary service parts, are sourced by our U.S.-based engineering and manufacturing division and re-invoiced to our foreign sales and service subsidiaries, primarily in their functional currencies.

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

Forward contracts for the sale or purchase of foreign currencies as of April 30, 2026, which are designated as cash flow hedges under FASB guidance related to accounting for derivative instruments and hedging activities, were as follows (in thousands, except weighted average forward rates):

				Contract Amount at
	Notional	Weighted		Forward Rates in
	Amount	Avg.		U.S. Dollars
Forward	in Foreign	Forward		Contract	April 30,
Contracts	Currency	Rate		Date	2026	Maturity Dates
Sale Contracts:
Euro	7,200	1.1732		8,447	8,491	May 2026 - Apr 2027
Sterling	4,350	1.3416		5,836	5,897	May 2026 - Apr 2027

Purchase Contracts:
New Taiwan Dollar	690,000	30.4793	*	22,638	21,688	May 2026 - Apr 2027

* New Taiwan Dollars per U.S. dollar

Forward contracts for the sale or purchase of foreign currencies as of April 30, 2026, which were entered into to protect against the effects of foreign currency fluctuations on receivables and payables denominated in foreign currencies and are not designated as hedges under FASB guidance, were as follows (in thousands, except weighted average forward rates):

				Contract Amount at
	Notional	Weighted		Forward Rates in
	Amount	Avg.		U.S. Dollars
Forward	in Foreign	Forward		Contract	April 30,
Contracts	Currency	Rate		Date	2026	Maturity Dates
Sale Contracts:
Euro	7,529	1.1815		8,895	8,834	May 2026 - Aug 2026
Sterling	(4,550)	1.3698		(6,233)	(6,174)	May 2026 - Dec 2026

Purchase Contracts:
New Taiwan Dollar	1,676,803	30.8834	*	54,295	52,798	May 2026 - Feb 2027

* New Taiwan Dollars per U.S. dollar

We are also exposed to foreign currency exchange risk related to our investment in net assets in foreign countries. To manage this risk, we have maintained a forward contract with a notional amount of €3.0 million. We designated this forward contract as a hedge of our net investment in Euro-denominated assets. We selected the forward method under FASB guidance related to the accounting for derivative instruments and hedging activities. The forward method requires all changes in the fair value of the contract to be reported as a cumulative translation adjustment in Accumulated other comprehensive loss, net of tax, in the same manner as the underlying hedged net assets. This forward contract matures in November 2026. As of April 30, 2026, we had a realized gain of $1.0 million and an unrealized loss of less than $0.1 million, net of tax, recorded as cumulative translation adjustments in Accumulated other comprehensive loss related to the hedging of our net investment in Euro-denominated assets. Forward contracts for the sale or purchase of foreign currencies as of April 30, 2026, which are designated as net investment hedges under this guidance, were as follows (in thousands, except weighted average forward rates):

	Notional	Weighted	Contract Amount at Forward Rates in
	Amount	Avg.	U.S. Dollars
Forward	in Foreign	Forward	Contract	April 30,	Maturity
Contracts	Currency	Rate	Date	2026	Date
Sale Contracts:
Euro	3,000	1.1723	3,517	3,542	Nov 2026

Item 4.    CONTROLS AND PROCEDURES

We conducted an evaluation under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2026, pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of the evaluation date.

There were no changes in our internal control over financial reporting during the three months ended April 30, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We did not repurchase any shares of our common stock in the second quarter of fiscal year 2026.

Item 5.    OTHER INFORMATION

During the period covered by this report, the Audit Committee of our Board of Directors engaged our independent registered public accounting firm to perform non-audit, tax planning services. This disclosure is made pursuant to Section 10A(i)(2) of the Exchange Act, as added by Section 202 of the Sarbanes-Oxley Act of 2002.

During the three months ended April 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any non-Rule 10b5-1 trading arrangement (as defined in the Securities and Exchange Commission’s rules).

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

101

The following information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2026, formatted in Inline XBRL: (i) Condensed Consolidated Statements of Operations; (ii) Condensed Consolidated Statements of Comprehensive Income (Loss); (iii) Condensed Consolidated Balance Sheets; (iv) Condensed Consolidated Statements of Cash Flows; (v) Condensed Consolidated Statements of Changes in Shareholders’ Equity; (vi) Notes to Condensed Consolidated Financial Statements; and (vii) information regarding trading arrangements set forth in Part II, Item 5.

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
June 5, 2026