Form 10-Q
period 2026-07-31
HURCO COMPANIES INC
filed 2026-09-04
CIK 315374

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

⌧   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended July 31, 2026 or

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

The number of shares of the Registrant’s common stock outstanding as of August 31, 2026 was 6,476,322.

HURCO COMPANIES, INC.

Form 10-Q Quarterly Report for Fiscal Quarter Ended July 31, 2026

PART I - FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

HURCO COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2026	2025	2026	2025

	(unaudited)		(unaudited)
Sales and service fees	$47,289	$45,806	$137,775	$133,087

Cost of sales and service	34,106	36,694	106,323	107,856

Gross profit	13,183	9,112	31,452	25,231

Selling, general and administrative expenses	10,889	10,762	33,127	32,041

Operating income (loss)	2,294	(1,650)	(1,675)	(6,810)

Interest expense	25	4	61	66

Interest income	86	58	199	239

Investment income	95	13	204	186

Other income (expense), net	296	(1,543)	(525)	(2,499)

Income (loss) before taxes	2,746	(3,126)	(1,858)	(8,950)

Provision for income taxes	432	567	1,668	3,126

Net income (loss)	$2,314	$(3,693)	$(3,526)	$(12,076)

Income (loss) per common share

Basic	$0.35	$(0.58)	$(0.55)	$(1.87)
Diluted	$0.35	$(0.58)	$(0.55)	$(1.87)

Weighted average common shares outstanding

Basic	6,476	6,463	6,456	6,474
Diluted	6,497	6,463	6,456	6,474

The accompanying notes are an integral part of the condensed consolidated financial statements.

HURCO COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2026	2025	2026	2025

	(unaudited)		(unaudited)
Net income (loss)	$2,314	$(3,693)	$(3,526)	$(12,076)

Other comprehensive income (loss):

Translation (loss) gain of foreign currency financial statements	(2,901)	5,462	(3,448)	8,129

(Gain) / loss on derivative instruments reclassified into operations, net of tax (expense) / benefit of $10, $91, $108 and $333, respectively	34	304	362	1,111

Gain / (loss) on derivative instruments, net of tax expense / (benefit) of ($38), $163, ($314) and $11, respectively	(129)	544	(1,049)	37

Total other comprehensive income (loss)	(2,996)	6,310	(4,135)	9,277

Comprehensive income (loss)	$(682)	$2,617	$(7,661)	$(2,799)

The accompanying notes are an integral part of the condensed consolidated financial statements.

HURCO COMPANIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	July 31,	October 31,
	2026	2025
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$52,087	$48,713
Accounts receivable, net	26,845	27,928
Inventories	136,616	142,931
Derivative assets	251	263
Prepaid and other assets	6,905	5,243
Total current assets	222,704	225,078
Property and equipment:
Land	1,046	1,046
Building	7,381	7,381
Machinery and equipment	23,993	26,061
Leasehold improvements	4,273	4,569
	36,693	39,057
Less accumulated depreciation and amortization	(29,536)	(31,083)
Total property and equipment, net	7,157	7,974
Non–current assets:
Software development costs, less accumulated amortization	9,393	8,090
Intangible assets, net	346	627
Operating lease - right of use assets, net	9,455	11,560
Deferred income taxes	744	794
Investments	9,037	9,005
Other assets	1,184	1,170
Total non–current assets	30,159	31,246
Total assets	$260,020	$264,298
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$29,207	$26,074
Customer deposits	7,537	4,788
Derivative liabilities	1,818	3,084
Operating lease liabilities	4,124	4,374
Accrued payroll and employee benefits	7,467	7,474
Accrued income taxes	989	1,472
Accrued expenses	3,774	3,790
Accrued warranty expenses	1,071	967
Total current liabilities	55,987	52,023
Non–current liabilities:
Deferred income taxes	37	38
Operating lease liabilities	5,716	7,560
Deferred credits and other	5,991	5,890
Total non–current liabilities	11,744	13,488
Commitment and contingencies	—	—
Shareholders’ equity:
Preferred stock: no par value per share, 1,000,000 shares authorized; no shares issued	—	—
Common stock: no par value, $.10 stated value per share, 12,500,000 shares authorized; 6,675,629 and 6,569,224 shares issued and 6,476,322 and 6,402,396 shares outstanding, as of July 31, 2026 and October 31, 2025, respectively	648	640
Additional paid-in capital	62,213	60,850
Retained earnings	142,779	146,305
Accumulated other comprehensive loss	(13,351)	(9,008)
Total shareholders’ equity	192,289	198,787
Total liabilities and shareholders’ equity	$260,020	$264,298

The accompanying notes are an integral part of the condensed consolidated financial statements.

HURCO COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2026	2025	2026	2025

	(unaudited)		(unaudited)
Cash flows from operating activities:
Net income (loss)	$2,314	$(3,693)	$(3,526)	$(12,076)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Provision for doubtful accounts	(9)	(125)	10	(134)
Deferred income taxes	(226)	(1,623)	(2,412)	(4,000)
Deferred income tax valuation allowance	161	1,639	2,283	5,294
Equity in (income) loss of affiliates	(35)	179	(165)	48
Foreign currency (gain) loss	(1,009)	3,099	(2,601)	2,552
Unrealized (gain) loss on derivatives	(654)	(813)	(1,258)	(914)
Depreciation and amortization	484	642	1,570	2,000
Stock–based compensation	576	578	1,642	1,629
Change in assets and liabilities:
(Increase) decrease in accounts receivable	463	(1,638)	184	9,754
(Increase) decrease in inventories	(1,373)	1,467	4,821	11,099
(Increase) decrease in prepaid and other assets	(702)	185	(2,187)	(1,182)
Increase (decrease) in accounts payable	3,062	2,489	3,991	1,104
Increase (decrease) in customer deposits	(181)	820	2,900	80
Increase (decrease) in accrued expenses	237	(288)	35	(461)
Increase (decrease) in accrued payroll and employee benefits	157	(145)	(3)	(967)
Increase (decrease) in accrued income tax	(37)	(244)	(458)	726
Net change in deferred tax assets and liabilities	365	47	631	172
Net change in derivative assets and liabilities	78	171	(202)	(63)
Other	134	(209)	72	(789)
Net cash provided by (used for) operating activities	3,805	2,538	5,327	13,872

Cash flows from investing activities:
Proceeds from sale of property and equipment	—	69	151	245
Purchase of property and equipment	(331)	(470)	(580)	(871)
Software development costs	(703)	(462)	(1,792)	(1,417)
Cash received from sale of a business	—	—	1,165	—
Other investments	—	118	—	118
Net cash provided by (used for) investing activities	(1,034)	(745)	(1,056)	(1,925)

Cash flows from financing activities:
Stock repurchases	—	(2,000)	—	(2,000)
Taxes paid related to net settlement of restricted shares	—	—	(271)	(352)
Net cash provided by (used for) financing activities	—	(2,000)	(271)	(2,352)

Effect of exchange rate changes on cash and cash equivalents	(739)	894	(626)	1,569

Net increase (decrease) in cash and cash equivalents	2,032	687	3,374	11,164

Cash and cash equivalents at beginning of period	50,055	43,807	48,713	33,330

Cash and cash equivalents at end of period	$52,087	$44,494	$52,087	$44,494

Supplemental disclosures:
Cash paid for:
Interest	$—	$—	$—	$—
Income taxes, net	$543	$813	$1,406	$1,586

The accompanying notes are an integral part of the condensed consolidated financial statements.

HURCO COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands, except shares outstanding)

	Three Months Ended July 31, 2026 and 2025
	(unaudited)
					Accumulated
	Common Stock		Additional		Other
	Shares		Paid–in	Retained	Comprehensive
(unaudited)	Outstanding	Amount	Capital	Earnings	Income (Loss)	Total
Balances, April 30, 2025	6,506,868	$651	$62,192	$153,039	$(13,602)	$202,280
Net income (loss)	—	—	—	(3,693)	—	(3,693)
Other comprehensive income (loss)	—	—	—	—	6,310	6,310
Deferred income tax valuation allowances	—	—	—	—	197	197
Stock–based compensation expense, net of taxes withheld for vested restricted shares	—	—	578	—	—	578
Stock repurchases	(104,472)	(11)	(1,989)	—	—	(2,000)
Balances, July 31, 2025	6,402,396	$640	$60,781	$149,346	$(7,095)	$203,672

Balances, April 30, 2026	6,484,478	$648	$61,637	$140,465	$(10,331)	$192,419
Net income (loss)	—	—	—	2,314	—	2,314
Other comprehensive income (loss)	—	—	—	—	(2,996)	(2,996)
Deferred income tax valuation allowances	—	—	—	—	(24)	(24)
Stock–based compensation expense, net of taxes withheld for vested restricted shares	(8,156)	—	576	—	—	576
Balances, July 31, 2026	6,476,322	$648	$62,213	$142,779	$(13,351)	$192,289

	Nine Months Ended July 31, 2026 and 2025
	(unaudited)
					Accumulated
	Common Stock		Additional		Other
	Shares		Paid–in	Retained	Comprehensive
	Outstanding	Amount	Capital	Earnings	Income (Loss)	Total
Balances, October 31, 2024	6,435,624	$644	$61,500	$161,422	$(16,394)	$207,172
Net income (loss)	—	—	—	(12,076)	—	(12,076)
Other comprehensive income (loss)	—	—	—	—	9,277	9,277
Deferred income tax valuation allowances	—	—	—	—	22	22
Stock–based compensation expense, net of taxes withheld for vested restricted shares	71,244	7	1,270	—	—	1,277
Stock repurchases	(104,472)	(11)	(1,989)	—	—	(2,000)
Balances, July 31, 2025	6,402,396	$640	$60,781	$149,346	$(7,095)	$203,672

Balances, October 31, 2025	6,402,396	$640	$60,850	$146,305	$(9,008)	$198,787
Net income (loss)	—	—	—	(3,526)	—	(3,526)
Other comprehensive income (loss)	—	—	—	—	(4,135)	(4,135)
Deferred income tax valuation allowances	—	—	—	—	(208)	(208)
Stock–based compensation expense, net of taxes withheld for vested restricted shares	73,926	8	1,363	—	—	1,371
Balances, July 31, 2026	6,476,322	$648	$62,213	$142,779	$(13,351)	$192,289

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

The condensed consolidated financial information as of July 31, 2026, and for the three and nine months ended July 31, 2026, and July 31, 2025, is unaudited.  However, in our opinion, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary to present fairly our consolidated financial position, results of operations, changes in shareholders’ equity and cash flows for and at the end of the interim periods.  We suggest that you read these Condensed Consolidated Financial Statements in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended October 31, 2025.

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

Derivatives Designated as Hedging Instruments

We enter into foreign currency forward exchange contracts periodically to hedge certain forecasted intercompany sales and purchases denominated in the following foreign currencies: the Pound Sterling, Euro and New Taiwan Dollar.  The purpose of these instruments is to mitigate the risk that the U.S. dollar net cash inflows and outflows resulting from sales and purchases denominated in foreign currencies will be adversely affected by changes in exchange rates.  These forward contracts have been designated as cash flow hedge instruments and are recorded in the Condensed Consolidated Balance Sheets at fair value in Derivative assets and Derivative liabilities.  The effective portion of the gains and losses resulting from the changes in the fair value of these hedge contracts is deferred in Accumulated other comprehensive loss and recognized as an adjustment to Cost of sales and service in the period that the corresponding inventory sold that is the subject of the related hedge contract is recognized, thereby providing an offsetting economic impact against the corresponding change in the U.S. dollar value of the intercompany sale or purchase being hedged.  The ineffective portion of gains and losses resulting from the changes in the fair value of these hedge contracts is immediately reported in Other income (expense), net.  We perform quarterly assessments of hedge effectiveness by verifying and documenting the critical terms of the hedge instrument and determining that forecasted transactions have not changed significantly.  We also assess on a quarterly basis whether there have been adverse developments regarding the risk of a counterparty default.

We had forward contracts outstanding as of July 31, 2026, denominated in Euros, Pounds Sterling, and New Taiwan Dollars with set maturity dates ranging from August 2026 through July 2027. The contract amounts, expressed at forward rates in U.S. dollars at July 31, 2026, were $8.0 million for Euros, $7.4 million for Pounds Sterling, and $20.7 million for New Taiwan Dollars. At July 31, 2026, we had $1.0 million of realized loss, net of tax, related to cash flow hedges deferred in Accumulated other comprehensive loss. Included in this amount was $0.6 million of unrealized loss, net of tax, related to cash flow hedge instruments that remain subject to currency fluctuation risk. The majority of these deferred losses will be recorded as an adjustment to Cost of sales and service in periods through July 2027, when the corresponding inventory that is the subject of the related hedge contracts is sold, as described above.

We are also exposed to foreign currency exchange risk related to our investment in net assets in foreign countries. To manage this risk, we entered into a forward contract with a notional amount of €3.0 million in November 2025. We designated this forward contract as a hedge of our net investment in Euro denominated assets. We selected the forward method under FASB guidance related to the accounting for derivative instruments and hedging activities. The forward method requires all changes in the fair value of the contract to be reported as a cumulative translation adjustment in Accumulated other comprehensive loss, net of tax, in the same manner as the underlying hedged net assets. This forward contract matures in November 2026. As of July 31, 2026, we had a realized gain of $1.0 million and an unrealized gain of less than $0.1 million, net of tax, recorded as cumulative translation adjustments in Accumulated other comprehensive loss related to this forward contract.

Derivatives Not Designated as Hedging Instruments

We also enter into foreign currency forward exchange contracts to protect against the effects of foreign currency fluctuations on intercompany prepayments, receivables, payables and loans denominated in foreign currencies. These derivative instruments are not designated as hedges under FASB guidance and, as a result, changes in their fair value are reported currently in Other income (expense), net in the Condensed Consolidated Statements of Operations consistent with the transaction gain or loss on the related receivables and payables denominated in foreign currencies.

We had forward contracts outstanding as of July 31, 2026, denominated in Euros, Pounds Sterling, and New Taiwan Dollars with set maturity dates ranging from August 2026 through June 2027.  The contract amounts, expressed at forward rates in U.S. dollars at July 31, 2026, totaled $51.2 million.

Fair Value of Derivative Instruments

We recognize the fair value of derivative instruments as assets and liabilities on a gross basis on our Condensed Consolidated Balance Sheets. As of July 31, 2026, and October 31, 2025, all derivative instruments were recorded at fair value on our Condensed Consolidated Balance Sheets as follows (in thousands):

	July 31, 2026		October 31, 2025
	Balance Sheet	Fair	Balance Sheet	Fair
Derivatives	Location	Value	Location	Value
Designated as Hedging Instruments:
Foreign exchange forward contracts	Derivative assets	$167	Derivative assets	$215
Foreign exchange forward contracts	Derivative liabilities	$895	Derivative liabilities	$945

Not Designated as Hedging Instruments:
Foreign exchange forward contracts	Derivative assets	$84	Derivative assets	$48
Foreign exchange forward contracts	Derivative liabilities	$923	Derivative liabilities	$2,139

Effect of Derivative Instruments on the Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Changes in Shareholders’ Equity and Condensed Consolidated Statements of Operations

Derivative instruments had the following effects on our Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Changes in Shareholders’ Equity, and Condensed Consolidated Statements of Operations, net of tax, during the three months ended July 31, 2026 and 2025 (in thousands):

			Location of Gain	Amount of Gain
	Amount of Gain (Loss)		(Loss) Reclassified	(Loss) Reclassified
	Recognized in Other		from Other	from Other
	Comprehensive		Comprehensive	Comprehensive
Derivatives	Income (Loss)		Income (Loss)	Income (Loss)
	Three Months Ended			Three Months Ended
	July 31,			July 31,
	2026	2025		2026	2025
Designated as Hedging Instruments:
(Effective portion)
Foreign exchange forward contracts – Intercompany sales/purchases	$(129)	$544	Cost of sales and service	$(34)	$(304)
Foreign exchange forward contract – Net investment	$58	$(5)

We did not recognize any gains or losses as a result of hedges deemed ineffective for either of the three months ended July 31, 2026 or 2025. We recognized the following gains and losses in our Condensed Consolidated Statements of Operations during the three months ended July 31, 2026 and 2025, on derivative instruments not designated as hedging instruments (in thousands):

	Location of Gain
	(Loss) Recognized	Amount of Gain (Loss)
Derivatives	in Operations	Recognized in Operations
		Three Months Ended
		July 31,
		2026	2025
Not Designated as Hedging Instruments:
Foreign exchange forward contracts	Other income (expense), net	$27	$2,395

The following table presents the changes in the components of Accumulated other comprehensive loss, net of tax, for the three months ended July 31, 2026 (in thousands):

	Foreign Currency	Cash Flow
	Translation	Hedges	Total
Balance, April 30, 2026	$(8,781)	$(1,550)	$(10,331)
Other comprehensive income (loss) before reclassifications	(2,901)	(129)	(3,030)
Reclassifications	—	34	34
Deferred income tax valuation allowances	—	(24)	(24)
Balance, July 31, 2026	$(11,682)	$(1,669)	$(13,351)

Derivative instruments had the following effects on our Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Changes in Shareholders’ Equity, and Condensed Consolidated Statements of Operations, net of tax, during the nine months ended July 31, 2026 and 2025 (in thousands):

			Location of Gain	Amount of Gain
	Amount of Gain (Loss)		(Loss) Reclassified	(Loss) Reclassified
	Recognized in Other		from Other	from Other
	Comprehensive		Comprehensive	Comprehensive
	Income (Loss)		Income (Loss)	Income (Loss)
	Nine Months Ended			Nine Months Ended
	July 31,			July 31,
Derivatives	2026	2025		2026	2025
Designated as Hedging Instruments:
(Effective Portion)
Foreign exchange forward contracts – Intercompany sales/purchases	$(1,049)	$37	Cost of sales and service	$(362)	$(1,111)
Foreign exchange forward contract – Net investment	$37	$(101)

We did not recognize any gains or losses as a result of hedges deemed ineffective for either of the nine months ended July 31, 2026 or 2025. We recognized the following gains and losses in our Condensed Consolidated Statements of Operations during the nine months ended July 31, 2026 and 2025, on derivative instruments not designated as hedging instruments (in thousands):

	Location of Gain
	(Loss) Recognized	Amount of Gain (Loss)
Derivatives	in Operations	Recognized in Operations
		Nine Months Ended
		July 31,
Derivatives		2026	2025
Not Designated as Hedging Instruments:
Foreign exchange forward contracts	Other income (expense), net	$(2,286)	$618

The following table presents the changes in the components of Accumulated other comprehensive loss, net of tax, for the nine months ended July 31, 2026 (in thousands):

	Foreign	Cash
	Currency	Flow
	Translation	Hedges	Total
Balance, October 31, 2025	$(8,234)	$(774)	$(9,008)
Other comprehensive income (loss) before reclassifications	(3,448)	(1,049)	(4,497)
Reclassifications	—	362	362
Deferred income tax valuation allowances	—	(208)	(208)
Balance, July 31, 2026	$(11,682)	$(1,669)	$(13,351)

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

A reconciliation of our restricted stock and PSU activity and related information for the nine-month period ended July 31, 2026 is as follows:

		Weighted Average Grant
	Number of Shares	Date Fair Value
Unvested at October 31, 2025	456,496	$21.58
Shares or units granted	206,042	16.04
Shares or units vested	(73,926)	19.39
Shares or units cancelled	(89,983)	26.24
Shares withheld	(16,516)	21.70
Unvested at July 31, 2026	482,113	$18.67

During the first nine months of each of fiscal years 2026 and 2025, we recorded approximately $1.6 million of stock-based compensation expense related to grants under the 2016 Equity Plan. As of July 31, 2026, there was an estimated $3.0 million of total unrecognized stock-based compensation cost that we expect to recognize by the end of the first quarter of fiscal year 2029.

5.    EARNINGS (LOSS) PER SHARE

Per share results have been computed based on the average number of common shares outstanding over the period in question.  The computation of basic and diluted net income (loss) per share is determined using net income (loss) applicable to common shareholders as the numerator and the weighted average number of shares outstanding as the denominator as follows (in thousands, except per share amounts):

	Three Months Ended				Nine Months Ended
	July 31,				July 31,
	2026		2025		2026		2025
	Basic	Diluted	Basic	Diluted	Basic	Diluted	Basic	Diluted
Net income (loss)	$2,314	$2,314	$(3,693)	$(3,693)	$(3,526)	$(3,526)	$(12,076)	$(12,076)
Undistributed earnings allocated to participating shares	(69)	(69)	—	—	—	—	—	—
Net income (loss) applicable to common shareholders	$2,245	$2,245	$(3,693)	$(3,693)	$(3,526)	$(3,526)	$(12,076)	$(12,076)

Weighted average shares outstanding	6,476	6,476	6,463	6,463	6,456	6,456	6,474	6,474
Contingently issuable securities	—	21	—	—	—	—	—	—
	6,476	6,497	6,463	6,463	6,456	6,456	6,474	6,474
Income (loss) per share	$0.35	$0.35	$(0.58)	$(0.58)	$(0.55)	$(0.55)	$(1.87)	$(1.87)

For the three months ended July 31, 2025 and nine months ended July 31, 2026 and July 31, 2025, there were an immaterial number of contingently issuable securities that were excluded from the diluted loss per share calculation because they were anti-dilutive due to the net loss in those periods.

6.    ACCOUNTS RECEIVABLE

Accounts receivable is net of provision for credit losses of $1.2 million as of each of July 31, 2026, and October 31, 2025.

7.    INVENTORIES

Inventories, priced at the lower of cost (first-in, first-out method) or net realizable value, are summarized below (in thousands):

	July 31,	October 31,
	2026	2025
Purchased parts and sub–assemblies	$36,209	$35,346
Work–in–process	10,598	11,172
Finished goods	89,809	96,413
Inventories	$136,616	$142,931

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

We recorded total operating lease expense of $1.2 million and $1.3 million for the three months ended July 31, 2026 and 2025, respectively, and $3.8 million and $4.0 million for the nine months ended July 31, 2026 and 2025, respectively, which is classified within Cost of sales and service and Selling, general and administrative expenses within the Condensed Consolidated Statements of Operations.  Operating lease expense includes short-term leases and variable lease payments, which are immaterial.  There were no lease costs capitalized on the Condensed Consolidated Balance Sheets as of July 31, 2026.

The following table summarizes supplemental cash flow information and non-cash activity related to operating leases for the three and nine months ended July 31, 2026 and 2025 (in thousands):

	Three Months Ended July 31,		Nine Months Ended July 31,
	2026	2025	2026	2025
Operating cash flow information:
Cash paid for amounts included in the measurement of lease liabilities	$1,192	$1,298	$3,693	$3,831
Non-cash information:
Right-of-use assets obtained in exchange for new operating lease liabilities	$417	$1,621	$1,814	$3,903

The following table summarizes the maturities of undiscounted cash flows of lease commitments reconciled to the total lease liability as of July 31, 2026 (in thousands):

Remainder of 2026	$1,193
2027	4,166
2028	3,057
2029	959
2030	473
2031 and thereafter	551
Total	10,399
Less: Imputed interest	(559)
Present value of operating lease liabilities	$9,840

As of July 31, 2026, the weighted-average remaining term of our lease portfolio was approximately 3.0 years and the weighted-average discount rate was approximately 3.5%.

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

The following table sets forth sales and service fees by product group and services for the three and nine months ended July 31, 2026 and 2025 (in thousands):

	Three Months Ended July 31,		Nine Months Ended July 31,
	2026	2025	2026	2025
Computerized Machine Tools	$38,008	$36,889	$110,094	$106,347
Computer Control Systems and Software †	523	530	1,491	1,843
Service Parts	6,706	6,309	19,815	18,404
Service Fees	2,052	2,078	6,375	6,493
Total	$47,289	$45,806	$137,775	$133,087

† Amounts shown do not include computer control systems and software sold as an integrated component of computerized machine systems.

10.    GUARANTEES AND PRODUCT WARRANTIES

From time to time, our subsidiaries guarantee third party payment obligations in connection with the sale of machines to customers that use financing. We follow FASB guidance for accounting for guarantees (codified in ASC 460). As of July 31, 2026, we had four outstanding third party payment guarantees totaling approximately $0.3 million. The terms of these guarantees are consistent with the underlying customer financing terms. Upon shipment of a machine, the customer assumes the risk of ownership. The customer does not obtain title, however, until it has paid for the machine. A retention of title clause allows us to recover the machine if the customer defaults on the financing. We accrue liabilities under these guarantees at fair value, which amounts are insignificant.

We provide warranties on our products with respect to defects in material and workmanship. The terms of these warranties range from one to three years for machines and shorter periods for service parts. We recognize an estimated liability with respect to this obligation at the time of product sale, with subsequent warranty claims recorded against the estimated liability. The amount of the warranty estimated liability is determined based on historical trend experience and any known warranty issues that could cause future warranty costs to differ from historical experience.

A reconciliation of the changes in our warranty estimated liability is as follows (in thousands):

	Nine Months Ended
	July 31,
	2026	2025
Balance, beginning of period	$967	$1,086
Provision for warranties during the period	1,700	1,747
Charges to the estimated liability	(1,593)	(1,890)
Impact of foreign currency translation	(3)	18
Balance, end of period	$1,071	$961

The year-over-year increase in our warranty estimated liability was primarily due to increased shipments of 5-axis and larger, higher- performance vertical milling machines, as well as an increase in warranty terms from approximately one year to three years for Hurco and Takumi products sold throughout the Americas.

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

Borrowings under the 2026 Credit Agreement bear interest at floating rates based on, at our option, either (i) a rate based upon the secured overnight financing rate (“SOFR”), the Sterling Overnight Index Average Reference Rate, the Euro Interbank Offering Rate, or another alternative currency-based rate approved by the lender, depending on the term of the loan and the currency in which such loan is denominated, plus 2.50% per annum, or (ii) a base rate (which is the highest of (a) the federal funds rate plus 0.50%, (b) the prime rate or (c) the one month SOFR-based rate plus 1.00%), plus 1.50% per annum. Any outstanding letters of credit carry an annual rate of 2.50%.

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

The maximum consolidated leverage ratio covenant effectively prohibits us from borrowing any amounts under the 2026 Credit Agreement when our consolidated EBITDA for the most recently completed measurement period is negative. As of the date of this report, the most recently completed measurement period was our twelve months ended July 31, 2026, during which our consolidated EBITDA was negative. In order to borrow in compliance with the maximum consolidated leverage ratio covenant set forth above, we are effectively prohibited from borrowing under the 2026 Credit Agreement until we have positive consolidated EBITDA for our most recently completed four fiscal quarters.

As of July 31, 2026, our credit facilities consisted of a €1.5 million revolving credit facility in Germany and the $20.0 million secured revolving credit and letter of credit facility.  We had no debt or borrowings outstanding under any of our credit facilities as of July 31, 2026.

12.  INCOME TAXES

Our provision for income taxes and effective tax rate is affected by the geographic composition of pre-tax income which includes jurisdictions with differing tax rates, conditional reduced tax rates, and other events that are not consistent from period to period, such as changes in income tax laws.

We recorded income tax expense during the first nine months of fiscal year 2026 of $1.7 million, compared to $3.1 million for the corresponding prior year period. Our effective tax rate for the first nine months of fiscal year 2026 was (90%), compared to (35%) in the corresponding prior year period. The year-over-year change was primarily due to a $1.2 million valuation allowance recorded during the first quarter of 2025 on our Italian deferred tax assets and changes in geographic mix of income and loss that includes jurisdictions with differing tax rates. A full valuation allowance has been recorded against our Italian, U.S., and Chinese deferred tax assets as of July 31, 2026, based on our conclusion that the deferred tax assets were not more likely than not to be realized.

The Budget Reconciliation Act (H.R. 1) (“OBBB”) was signed into law on July 4, 2025. The OBBB did not have a material impact on our condensed consolidated financial statements and related disclosures as of and for the three and nine months ended July 31, 2026. While further evaluation is ongoing, the OBBB is not expected to have a material impact on our consolidated financial statements and related disclosures in future periods.

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

In accordance with this guidance, the following table represents the fair value hierarchy for our financial assets and liabilities measured at fair value as of July 31, 2026, and October 31, 2025 (in thousands):

	Assets		Liabilities
	July 31, 2026	October 31, 2025	July 31, 2026	October 31, 2025
Level 1
Mutual Funds	$3,529	$3,489	$—	$—

Level 2
Derivatives	$251	$263	$1,818	$3,084

Included in Level 1 assets are mutual fund investments under a nonqualified deferred compensation plan. We estimate the fair value of these investments on a recurring basis using market prices that are readily available.

Included in Level 2 fair value measurements are derivative assets and liabilities related to gains and losses on foreign currency forward exchange contracts entered into with a third party. We estimate the fair value of these derivatives on a recurring basis using foreign currency exchange rates obtained from active markets. Derivative instruments are reported in the accompanying Condensed Consolidated Financial Statements at fair value. We have derivative financial instruments in the form of foreign currency forward exchange contracts as described in Note 3 of Notes to Condensed Consolidated Financial Statements. The U.S. dollar equivalent notional amounts of these contracts were $90.9 million and $91.0 million at July 31, 2026, and October 31, 2025, respectively.

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

In November 2025, the FASB issued ASU 2025-09, Derivatives and Hedging (Topic 815): Hedge Accounting Improvements, which enables entities to apply hedge accounting to a greater number of highly effective economic hedges in the following five areas: (1) similar risk assessment for cash flow hedges, (2) hedging forecasted interest payments on choose-your-rate debt instruments, (3) cash flow hedges of nonfinancial forecasted transactions, (4) net written options as hedging instruments, and (5) foreign-currency-denominated debt instrument as hedging instrument and hedged item (dual hedge). This ASU will be effective for fiscal year 2028 annual reporting. Early adoption is permitted. We are currently assessing the impact this new accounting guidance will have on our consolidated financial statements and disclosures.

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

The market for machine tools is international in scope. We have both significant foreign sales and significant foreign manufacturing operations. During the first nine months of fiscal 2026, approximately 45% of our revenues were attributable to customers in Europe, where we typically sell more of our higher-performance, higher-priced VMX series machines. Additionally, approximately 14% of our revenues were attributable to customers in the Asia Pacific region, where we encounter greater pricing pressures. We operate in a cyclical industry where sales and order trends often change periodically and can vary from region to region.

During a time of global uncertainty and lower sales volumes experienced recently, we have turned our attention to adjusting overhead expenses and operating expenses to help minimize the impact of the lower volumes of sales on operating income. We implemented cost reductions in fiscal years 2024 and 2025, adjusted and managed inventories (excluding the impact of foreign currency), and suspended our regular quarterly cash dividend. In recent periods, we have used our operating cashflow to manage our capital allocation strategies to continue investing in new technologies, product development, and necessary capital expenditures without incurring significant indebtedness as we continue to seek new acquisitions and other growth opportunities. The cyclicality of our business requires that we exercise discipline in managing through changes in the markets and industries in which we operate. We believe that our historical profitability and the strength of our balance sheet can provide us with stability to manage through these business cycles, and we rely on our past experience in making measured decisions for the long-term success of our business.

Sales and service fees in the first nine months of fiscal 2026 increased by 4%, compared to the same period in fiscal 2025. The increase in sales was due primarily to increased shipments of Hurco 5-axis and higher-performance vertical milling machines in the Americas and Asia Pacific, as well as increased shipments of Milltronics and Takumi machines in the Americas and Takumi vertical milling machines and private labeled machine frames produced for third parties in Asia Pacific.

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

RESULTS OF OPERATIONS

Three Months Ended July 31, 2026 Compared to Three Months Ended July 31, 2025

Sales and Service Fees. Sales and service fees for the third quarter of fiscal year 2026 were $47.3 million, an increase of $1.5 million, or 3%, compared to the corresponding prior year period, and included an unfavorable currency impact of less than $0.1 million, or less than 1%, when translating foreign sales to U.S. dollars for financial reporting purposes.

Sales and Service Fees by Geographic Region

The following table sets forth net sales and service fees by geographic region for the third fiscal quarter ended July 31, 2026 and 2025 (dollars in thousands):

	Three Months Ended
	July 31,
	2026		2025		$ Change	% Change
Americas	$18,778	40%	$16,901	37%	$1,877	11%
Europe	21,336	45%	24,166	53%	(2,830)	(12)%
Asia Pacific	7,175	15%	4,739	10%	2,436	51%
Total	$47,289	100%	$45,806	100%	$1,483	3%

Sales in the Americas for the third quarter of fiscal year 2026 increased by 11%, compared to the corresponding period in fiscal year 2025, primarily due to increased shipments of Hurco 5-axis and larger, higher-performance vertical milling machines and increased shipments of Milltronics and Takumi toolroom lathes.

European sales for the third quarter of fiscal year 2026 decreased by 12%, compared to the corresponding period in fiscal year 2025, and included a favorable currency impact of less than 1%, when translating foreign sales to U.S. dollars for financial reporting purposes. The decrease in European sales was primarily attributable to a decreased volume of shipments of Hurco machines and electro-mechanical components and accessories manufactured by LCM, partially offset by an increased volume of shipments of Takumi vertical milling machines and increased sales of ProCobots automation solutions.

Asian Pacific sales for the third quarter of fiscal year 2026 increased by 51%, compared to the corresponding prior year period, and included an unfavorable currency impact of 3%, when translating foreign sales to U.S. dollars for financial reporting purposes. The increase in Asian Pacific sales was primarily due to increased shipments of Hurco vertical milling machines in China and Southeast Asia, as well as increased shipments of Takumi vertical milling machines and private labeled machine frames produced for third parties.

Sales and Service Fees by Product Category

The following table sets forth sales and service fees by product group and services for the third fiscal quarter ended July 31, 2026 and 2025 (dollars in thousands):

	Three Months Ended
	July 31,
	2026		2025		$ Change	% Change
Computerized Machine Tools	$38,008	81%	$36,889	80%	$1,119	3%
Computer Control Systems and Software †	523	1%	530	1%	(7)	(1)%
Service Parts	6,706	14%	6,309	14%	397	6%
Service Fees	2,052	4%	2,078	5%	(26)	(1)%
Total	$47,289	100%	$45,806	100%	$1,483	3%

† Amounts shown do not include computer control systems and software sold as an integrated component of computerized machine tools.

Sales of computerized machine tools for the third quarter of fiscal year 2026 increased by 3%, compared to the corresponding prior year period, primarily due to increased shipments of Hurco and Takumi machines in the Americas and Asia Pacific, as well as increased shipments of private labeled machine frames produced for third parties in Asia Pacific. Sales of service parts increased by 6% compared to the corresponding prior year period, primarily due to increases in sales of aftermarket service parts in Europe and Asia Pacific. Sales for all product lines included an unfavorable currency impact of less than 1%, when translating foreign sales to U.S. dollars for financial reporting purposes.

Orders. Orders for the third quarter of fiscal year 2026 were $51.4 million, an increase of $10.4 million, or 25%, compared to the corresponding period in fiscal year 2025, and included an unfavorable currency impact of $0.3 million, or less than 1%, when translating foreign orders to U.S. dollars.

The following table sets forth new orders booked by geographic region for the third fiscal quarter ended July 31, 2026 and 2025 (dollars in thousands):

	Three Months Ended
	July 31,
	2026		2025		$ Change	% Change
Americas	$21,287	41%	$15,557	38%	$5,730	37%
Europe	21,401	42%	20,274	49%	1,127	6%
Asia Pacific	8,680	17%	5,165	13%	3,515	68%
Total	$51,368	100%	$40,996	100%	$10,372	25%

Orders in the Americas for the third quarter of fiscal year 2026 increased by 37%, compared to the corresponding period in fiscal year 2025, primarily due to increased demand for Hurco 5-axis and larger, higher-performance vertical milling machines, Takumi lathes and vertical milling machines, as well as Milltronics toolroom lathes.

European orders for the third quarter of fiscal year 2026 increased by 6%, compared to the corresponding prior year period, and included a favorable currency impact of less than 1%, when translating foreign orders to U.S. dollars. The increase in orders was driven primarily by increased customer demand for Hurco higher-performance vertical milling machines in the United Kingdom and electro-mechanical components and accessories manufactured by LCM, partially offset by decreased customer demand for Hurco machines in Germany and France.

Asian Pacific orders for the third quarter of fiscal year 2026 increased by 68%, compared to the corresponding prior year period, and included an unfavorable currency impact of 7%, when translating foreign orders to U.S. dollars. The increase in orders was driven primarily by increased customer demand for Takumi machines and for private labeled machine frames produced for third parties, partially offset by decreased customer demand for Hurco machines in China.

Gross Profit. Gross profit for the third quarter of fiscal year 2026 was $13.2 million, or 28% of sales, compared to $9.1 million, or 20% of sales, for the corresponding prior year period. The increase in gross profit was attributable to an increased volume of machine sales and a greater mix of higher-performance machines sold, as well as price increases implemented in the first quarter of fiscal 2026 and tariff refund claims filed with the United States Customs and Border Protection.

Operating Expenses. Selling, general, and administrative expenses for the third quarter of fiscal year 2026 were $10.9 million, or 23% of sales, compared to $10.8 million, or 23% of sales, in the corresponding fiscal year 2025 period, and included an unfavorable currency impact of $0.1 million, when translating foreign expenses to U.S. dollars for financial reporting purposes. The increase in selling, general, and administrative expenses was primarily due to the unfavorable currency impact and increased global wages, sales commissions, and employee benefits.

Operating Income (Loss). Operating income for the third quarter of fiscal year 2026 was $2.3 million, compared to an operating loss of $1.7 million, for the corresponding period in fiscal year 2025. The improvement from operating loss to operating income was primarily attributable to an increased volume of machine sales and a greater mix of higher-performance machines sold, as well as price increases implemented in the first quarter of fiscal 2026 and tariff refund claims filed with the United States Customs and Border Protection.

Other Income (Expense), Net. Other income, net for the third quarter of fiscal year 2026 was $0.3 million compared to other expense, net of $1.5 million, for the corresponding period in fiscal year 2025.  The change was due mainly to a decrease in foreign currency exchange loss.

Income Taxes. Income tax expense for the third quarter of fiscal year 2026 was $0.4 million, compared to $0.6 million, for the corresponding prior year period. The reduction in income tax expense was primarily due to changes in geographic mix of income and loss that includes jurisdictions with differing tax rates.

Nine Months Ended July 31, 2026, Compared to Nine Months Ended July 31, 2025

Sales and Service Fees. Sales and service fees for the first nine months of fiscal year 2026 were $137.8 million, an increase of $4.7 million, or 4%, compared to the corresponding prior year period, and included a favorable currency impact of $3.1 million, or 2%, when translating foreign sales to U.S. dollars for financial reporting purposes.

Sales and Service Fees by Geographic Region

The following table sets forth sales and service fees by geographic region for the nine months ended July 31, 2026 and 2025 (dollars in thousands):

	Nine Months Ended
	July 31,
	2026		2025		$ Change	% Change
Americas	$56,174	41%	$50,370	38%	$5,804	12%
Europe	61,697	45%	67,388	51%	(5,691)	(8)%
Asia Pacific	19,904	14%	15,329	11%	4,575	30%
Total	$137,775	100%	$133,087	100%	$4,688	4%

Sales in the Americas for the first nine months of fiscal year 2026 increased by 12%, compared to the corresponding period in fiscal year 2025, primarily due to increased shipments of Hurco 5-axis machines and larger, higher-performance vertical milling machines, increased shipments of Takumi lathes and vertical milling machines, and increased shipments of Milltronics toolroom lathes.

European sales for the first nine months of fiscal year 2026 decreased by 8%, compared to the corresponding period in fiscal year 2025, and included a favorable currency impact of 5%, when translating foreign sales to U.S. dollars for financial reporting purposes. The decrease in European sales was primarily attributable to a decreased volume of shipments of Hurco machines and electro-mechanical components and accessories manufactured by LCM, partially offset by an increased volume of shipments of Takumi vertical milling machines and increased sales of ProCobots automation solutions.

Asian Pacific sales for the first nine months of fiscal year 2026 increased by 30%, compared to the corresponding prior year period, and included an unfavorable currency impact of less than 1%, when translating foreign sales to U.S. dollars for financial reporting purposes. The increase in Asian Pacific sales was primarily due to increased shipments of Hurco vertical milling machines in China and Southeast Asia, as well as increased shipment of Takumi vertical milling machines and private labeled machine frames produced for third parties.

Sales and Service Fees by Product Category

The following table sets forth sales and service fees by product group and services for the nine months ended July 31, 2026 and 2025 (dollars in thousands):

	Nine Months Ended
	July 31,
	2026		2025		$ Change	% Change
Computerized Machine Tools	$110,094	80%	$106,347	80%	$3,747	4%
Computer Control Systems and Software †	1,491	1%	1,843	1%	(352)	(19)%
Service Parts	19,815	14%	18,404	14%	1,411	8%
Service Fees	6,375	5%	6,493	5%	(118)	(2)%
Total	$137,775	100%	$133,087	100%	$4,688	4%

† Amounts shown do not include computer control systems and software sold as an integrated component of computerized machine tools.

Sales of computerized machine tools for the first nine months of fiscal year 2026 increased by 4%, compared to the corresponding prior year period, primarily due to increased shipments of Hurco and Takumi machines in the Americas and Asia Pacific, as well as increased shipment of private labeled machine frames produced for third parties in Asia Pacific. Sales of computer control systems and software for the first nine months of fiscal year 2026 decreased by 19%, compared to the corresponding prior year period, due mainly to decreased software sales in the Americas. Sales of service parts for the first nine months of fiscal year 2026 increased by 8%, compared to the corresponding prior year period, primarily due to increases in sales of aftermarket service parts for Hurco and Takumi products in the United Kingdom, Germany, and Asia Pacific. Service fees for the first nine months of fiscal year 2026 decreased by 2%, compared to the corresponding prior year period, primarily due to decreased aftermarket service fees in the Americas. Sales for all product lines included a favorable currency impact of 2%, when translating foreign sales to U.S. dollars for financial reporting purposes.

Orders. Orders for the first nine months of fiscal year 2026 were $155.0 million, an increase of $30.2 million, or 24%, compared to the corresponding period in fiscal year 2025, and included a favorable currency impact of $3.1 million, or 2%, when translating foreign orders to U.S. dollars.

The following table sets forth new orders booked by geographic region for the nine months ended July 31, 2026, and 2025 (dollars in thousands):

	Nine Months Ended
	July 31,
	2026		2025		$ Change	% Change
Americas	$66,140	43%	$47,145	38%	$18,995	40%
Europe	65,028	42%	60,730	49%	4,298	7%
Asia Pacific	23,827	15%	16,906	13%	6,921	41%
Total	$154,995	100%	$124,781	100%	$30,214	24%

Orders in the Americas for the first nine months of fiscal year 2026 increased by 40%, compared to the corresponding period in fiscal year 2025, primarily due to increased demand for Hurco 5-axis and larger, higher-performance vertical milling machines, Takumi lathes and vertical milling machines, as well as Milltronics toolroom lathes.

European orders for the first nine months of fiscal year 2026 increased by 7%, compared to the corresponding prior year period, and included a favorable currency impact of 5%, when translating foreign orders to U.S. dollars. The increase in orders was driven primarily by increased customer demand for Hurco higher-performance vertical milling machines in the United Kingdom and electro-mechanical components and accessories manufactured by LCM, partially offset by decreased customer demand for Hurco machines in Germany and France.

Asian Pacific orders for the first nine months of fiscal year 2026 increased by 41%, compared to the corresponding prior year period, and included an unfavorable currency impact of 1%, when translating foreign orders to U.S. dollars. The increase in Asian Pacific orders was driven primarily by increased customer demand for Takumi machines and for private labeled machine frames produced for third parties, partially offset by decreased customer demand for Hurco machines in China.

Gross Profit. Gross profit for the first nine months of fiscal year 2026 was $31.5 million, or 23% of sales, compared to $25.2 million, or 19% of sales, for the corresponding prior year period. Most of the increase in gross profit was attributable to an increased volume of machine sales and a greater mix of higher-performance machines sold, as well as price increases implemented in the first quarter of fiscal 2026.  Additionally, a smaller portion of the gross profit improvement included tariff refund claims filed with the United States Customs and Border Protection.

Operating Expenses. Selling, general, and administrative expenses for the first nine months of fiscal year 2026 were $33.1 million, or 24% of sales, compared to $32.0 million, or 24% of sales, in the corresponding fiscal year 2025 period, and included an unfavorable currency impact of $0.8 million, when translating foreign expenses to U.S. dollars for financial reporting purposes. The increase was primarily due to the unfavorable impact of currency translation and increased global wages, sales commissions, and employee benefits.

Operating Income (Loss). Operating loss for the first nine months of fiscal year 2026 was $1.7 million, compared to $6.8 million for the corresponding period in fiscal year 2025. The year-over-year decrease in operating loss was primarily due to an increased volume of machine sales and a greater mix of higher-performance machine sales, as well as price increases implemented in the first quarter of fiscal 2026 and tariff refund claims filed with the United States Customs and Border Protection.

Other Income (Expense), Net. Other expense, net for the first nine months of fiscal year 2026 decreased to $0.5 million from $2.5 million for the corresponding period in fiscal year 2025, due mainly to a decrease in foreign currency exchange loss.

Income Taxes. Income tax expense for the first nine months of fiscal year 2026 was $1.7 million, compared to $3.1 million for the corresponding prior year period. The year-over-year decrease in income tax expense was primarily due to a $1.2 million valuation allowance recorded during the first quarter of 2025 on our Italian deferred tax assets and changes in geographic mix of income and loss that include jurisdictions with differing tax rates. A full valuation allowance has been recorded against our Italian, U.S., and Chinese deferred tax assets as of July 31, 2026, based on our conclusion that the deferred tax assets were not more likely than not to be realized under generally accepted accounting principles.

LIQUIDITY AND CAPITAL RESOURCES

At July 31, 2026, we had cash and cash equivalents of $52.1 million, compared to $48.7 million at October 31, 2025. Approximately 18% of the $52.1 million of cash and cash equivalents was denominated in U.S. dollars. The balance was attributable to our foreign operations and is held in the local currencies of our various foreign entities, subject to fluctuations in currency exchange rates. We do not believe that the indefinite reinvestment of these funds offshore impairs our ability to meet our domestic working capital needs.

Working capital was $166.7 million at July 31, 2026, compared to $173.1 million at October 31, 2025. The decrease in working capital was primarily driven by a decrease in inventories and an increase in accounts payable and customer deposits, partially offset by increases in cash and cash equivalents and prepaid and other assets.

Capital expenditures of $2.4 million during the first nine months of fiscal year 2026 were primarily for software development costs and capital improvements in existing facilities. We funded these expenditures with cash on hand.

On January 6, 2023, we announced approval of a share repurchase program in an aggregate amount of up to $25.0 million and later extended this program through November 10, 2026. Repurchases under the program may be made in the open market or through privately negotiated transactions from time to time, subject to applicable laws, regulations and contractual provisions. We did not repurchase any shares of our common stock during the first nine months of fiscal 2026. As of July 31, 2026, we had repurchased $5.3 million, or 259,620 common shares, under this program since inception, leaving $19.7 million available for future repurchases thereunder.

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

Borrowings under the 2026 Credit Agreement bear interest at floating rates based on, at our option, either (i) a rate based upon the SOFR, the Sterling Overnight Index Average Reference Rate, the Euro Interbank Offering Rate, or another alternative currency-based rate approved by the lender, depending on the term of the loan and the currency in which such loan is denominated, plus 2.50% per annum, or (ii) a base rate (which is the highest of (a) the federal funds rate plus 0.50%, (b) the prime rate or (c) the one month SOFR-based rate plus 1.00%), plus 1.50% per annum. Any outstanding letters of credit carry an annual rate of 2.50%.

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

The maximum consolidated leverage ratio covenant effectively prohibits us from borrowing any amounts under the 2026 Credit Agreement when our consolidated EBITDA for the most recently completed measurement period is negative. As of the date of this report, the most recently completed measurement period was our twelve months ended July 31, 2026, during which our consolidated EBITDA was negative. In order to borrow in compliance with the maximum consolidated leverage ratio covenant set forth above, we are effectively prohibited from borrowing under the 2026 Credit Agreement until we have positive consolidated EBITDA for our most recently completed four fiscal quarters.

As of July 31, 2026, our credit facilities consisted of a €1.5 million revolving credit facility in Germany and the $20.0 million secured revolving credit and letter of credit facility.  We had no debt or borrowings outstanding under any of our credit facilities as of July 31, 2026.

We also have an international cash pooling strategy that generally provides access to available cash deposits and credit facilities when needed in the U.S., Europe, or Asia Pacific.

We borrowed only $1.6 million during fiscal years 2015-2018 to fund start-up costs related to expansion in China and have not had any borrowings under any of our debt facilities at any other time over the last ten fiscal years, even during prolonged recessionary industry cycles. While we are currently in the process of evaluating a longer-term global credit solution, we believe our current cash on hand, expected cash flow from operations, and access to cash pooling provide adequate liquidity to fund our global operations over the next twelve months and beyond, and allow us to remain committed to our strategic plan of product innovation, acquisitions, targeted penetration of developing markets, and a balanced capital allocation program.

We continue to receive and review information on businesses and assets for potential acquisition, including intellectual property assets that are available for purchase.

CRITICAL ACCOUNTING ESTIMATES

Our MD&A is based upon our condensed consolidated financial statements, which have been prepared in accordance with U.S. Generally Accepted Accounting Principles. The preparation of financial statements in conformity with those accounting principles requires us to make judgments and estimates that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Those judgments and estimates have a significant effect on the condensed consolidated financial statements because they result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Actual results could differ from those estimates. Our critical accounting estimates, which are described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2025, are frequently evaluated as our judgment and estimates are based upon historical experience and on various other assumptions that we believe to be reasonable under the circumstances. During the first nine months of fiscal year 2026, there were no material changes to our critical accounting estimates as described in the MD&A included in our Annual Report on Form 10-K for the year ended October 31, 2025.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

There have been no material changes related to our contractual obligations and commitments from the information provided in our Annual Report on Form 10-K for the fiscal year ended October 31, 2025.

OFF BALANCE SHEET ARRANGEMENTS

From time to time, our subsidiaries guarantee third party payment obligations in connection with the sale of machines to customers that use financing. We follow FASB guidance for accounting for guarantees (codified in ASC 460). As of July 31, 2026, we had four outstanding third party payment guarantees totaling approximately $0.3 million. The terms of these guarantees are consistent with the underlying customer financing terms. Upon shipment of a machine, the customer assumes the risk of ownership. The customer does not obtain title, however, until the customer has paid for the machine. A retention of title clause allows us to recover the machine if the customer defaults on the financing. We accrue liabilities under these guarantees at fair value, which amounts are insignificant.

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

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Interest on borrowings under our bank credit agreements are tied to prevailing domestic and foreign interest rates. At July 31, 2026, we had no borrowings outstanding under any of our credit facilities.

Foreign Currency Exchange Risk

In the first nine months of fiscal year 2026, we derived approximately 59% of our revenues from customers located outside of the Americas, where we invoiced and received payments in several foreign currencies. All of our computerized machine tools and computer control systems, as well as certain proprietary service parts, are sourced by our U.S.-based engineering and manufacturing division and re-invoiced to our foreign sales and service subsidiaries, primarily in their functional currencies.

Our products are sourced from foreign suppliers or built to our specifications by either our wholly-owned subsidiaries in Taiwan, the U.S., and Italy, or an affiliated contract manufacturer in Taiwan. Our purchases are predominantly in foreign currencies and in some cases our arrangements with these suppliers include foreign currency risk sharing agreements, which reduce (but do not eliminate) the effects of currency fluctuations on product costs. The predominant portion of the exchange rate risk associated with our product purchases relates to the New Taiwan Dollar and the Euro.

We enter into foreign currency forward exchange contracts from time to time to hedge the cash flow risk related to forecasted intercompany sales and purchases denominated in, or based on, foreign currencies (primarily the Euro, Pound Sterling, and New Taiwan Dollar). We also enter into foreign currency forward exchange contracts to protect against the effects of foreign currency fluctuations on intercompany prepayments, receivables, payables and loans denominated in foreign currencies. We do not speculate in the financial markets and, therefore, do not enter into these contracts for trading purposes.

Forward contracts for the sale or purchase of foreign currencies as of July 31, 2026, which are designated as cash flow hedges under FASB guidance related to accounting for derivative instruments and hedging activities, were as follows (in thousands, except weighted average forward rates):

				Contract Amount at
	Notional	Weighted		Forward Rates in
	Amount	Avg.		U.S. Dollars
Forward	in Foreign	Forward		Contract	July 31,
Contracts	Currency	Rate		Date	2026	Maturity Dates
Sale Contracts:
Euro	6,900	1.1723		8,089	7,996	August 2026 - July 2027
Sterling	5,500	1.3349		7,342	7,403	August 2026 - July 2027

Purchase Contracts:
New Taiwan Dollar	670,000	31.0898	*	21,550	20,742	August 2026 - July 2027

* New Taiwan Dollars per U.S. dollar

Forward contracts for the sale or purchase of foreign currencies as of July 31, 2026, which were entered into to protect against the effects of foreign currency fluctuations on intercompany prepayments, receivables, payables and loans denominated in foreign currencies and are not designated as hedges under FASB guidance, were as follows (in thousands, except weighted average forward rates):

				Contract Amount at
	Notional	Weighted		Forward Rates in
	Amount	Avg.		U.S. Dollars
Forward	in Foreign	Forward		Contract	July 31,
Contracts	Currency	Rate		Date	2026	Maturity Dates
Purchase Contracts:
Euro	977	1.1970		1,169	1,134	August 2026 - March 2027
Sterling	6,450	1.3192		8,509	8,511	August 2026 - May 2027
New Taiwan Dollar	1,344,212	31.6994	*	42,405	41,600	August 2026 - June 2027

* New Taiwan Dollars per U.S. dollar

We are also exposed to foreign currency exchange risk related to our investment in net assets in foreign countries. To manage this risk, we have maintained a forward contract with a notional amount of €3.0 million. We designated this forward contract as a hedge of our net investment in Euro-denominated assets. We selected the forward method under FASB guidance related to the accounting for derivative instruments and hedging activities. The forward method requires all changes in the fair value of the contract to be reported as a cumulative translation adjustment in Accumulated other comprehensive loss, net of tax, in the same manner as the underlying hedged net assets. This forward contract matures in November 2026. As of July 31, 2026, we had a realized gain of $1.0 million and an unrealized gain of less than $0.1 million, net of tax, recorded as cumulative translation adjustments in Accumulated other comprehensive loss related to the hedging of our net investment in Euro-denominated assets. Forward contracts for the sale or purchase of foreign currencies as of July 31, 2026, which are designated as net investment hedges under this guidance, were as follows (in thousands, except weighted average forward rates):

	Notional	Weighted	Contract Amount at Forward Rates in
	Amount	Avg.	U.S. Dollars
Forward	in Foreign	Forward	Contract	July 31,	Maturity
Contracts	Currency	Rate	Date	2026	Date
Sale Contracts:
Euro	3,000	1.1723	3,517	3,468	Nov 2026

Item 4.    CONTROLS AND PROCEDURES

We conducted an evaluation under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2026, pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of the evaluation date.

There were no changes in our internal control over financial reporting during the three months ended July 31, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We did not repurchase any shares of our common stock in the third quarter of fiscal year 2026.

Item 5.    OTHER INFORMATION

During the period covered by this report, the Audit Committee of our Board of Directors engaged our independent registered public accounting firm to perform non-audit, tax planning services. This disclosure is made pursuant to Section 10A(i)(2) of the Exchange Act, as added by Section 202 of the Sarbanes-Oxley Act of 2002.

During the three months ended July 31, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any non-Rule 10b5-1 trading arrangement (as defined in the Securities and Exchange Commission’s rules).

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

101

The following information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2026, formatted in Inline XBRL: (i) Condensed Consolidated Statements of Operations; (ii) Condensed Consolidated Statements of Comprehensive Income (Loss); (iii) Condensed Consolidated Balance Sheets; (iv) Condensed Consolidated Statements of Cash Flows; (v) Condensed Consolidated Statements of Changes in Shareholders’ Equity; (vi) Notes to Condensed Consolidated Financial Statements; and (vii) information regarding trading arrangements set forth in Part II, Item 5.

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
September 4, 2026